Form 10-Q
period 1996-06-30
EVEREST REINSURANCE HOLDINGS INC
filed 1996-08-06
CIK 914748

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended:                   Commission File Number:
         JUNE 30, 1996                                1-13816
     ----------------------                   -----------------------

                      EVEREST REINSURANCE HOLDINGS, INC.
                 ---------------------------------------------
            (Exact name of Registrant as specified in its charter)



         DELAWARE                                           22-3263609
    ----------------------                         ----------------------------
    (State or other juris-                          (IRS Employer Identification
    diction of incorporation                          Number)
      or organization)

                               3 GATEWAY CENTER
                           NEWARK, NEW JERSEY 07102
      -------------------------------------------------------------------

                                (201) 802-8000
      -------------------------------------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                               YES    X       NO
                                  --------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                             Number of Shares Outstanding
           Class                                   at August 5, 1996
           -----                             ----------------------------

COMMON STOCK,   $.01 PAR VALUE                         50,486,638

                       EVEREST REINSURANCE HOLDINGS, INC.

                               INDEX TO FORM 10-Q

                                     PART I

                             FINANCIAL INFORMATION
                             ---------------------


                                                                            PAGE
                                                                            ----
ITEM 1.  FINANCIAL STATEMENTS
         --------------------

         Consolidated balance sheets at June 30, 1996  (unaudited)
            and December 31, 1995                                              3

         Consolidated statements of operations for the three months
            and six months ended June 30, 1996 and 1995 (unaudited)            4

         Consolidated statements of stockholders' equity for the three
            months and six months ended June 30, 1996 and 1995 (unaudited)     5

         Consolidated statements of cash flows for the three months and six
            months ended June 30, 1996 and 1995 (unaudited)                    6

         Notes to consolidated interim financial statements                    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------
         OF FINANCIAL CONDITION AND RESULTS OF
         -------------------------------------
         OPERATIONS                                                           10
         ----------

                                    PART II

                               OTHER INFORMATION
                               -----------------

ITEM 1.  LEGAL PROCEEDINGS                                                    14
         -----------------

ITEM 2.  CHANGES IN SECURITIES                                              None
         ---------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    None
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         ----------------------------------
         SECURITY HOLDERS                                                     14
         ----------------

ITEM 5.  OTHER INFORMATION                                                  None
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     15
         --------------------------------

PART I - ITEM 1

                      EVEREST REINSURANCE HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
             ( Dollars in thousands, except par value per share )



                                                                       June 30,       December 31,
                                                                     -------------------------------
        ASSETS:                                                          1996             1995
                                                                     --------------   --------------
                                                                      (unaudited)
        Fixed maturities - held to maturity, at amortized cost (market
          value: 1996, $92,288; 1995, $100,043)                           $82,026          $87,903
        Fixed maturities- available for sale, at market value
          (amortized cost: 1996, $2,870,049; 1995, $2,783,903 )         2,885,762        2,886,070
        Equity securities, at market value (cost: 1996, $108,506;
          1995, $105,176)                                                 132,275          131,192
        Short-term investments                                            121,401           76,649
        Other invested assets                                               8,467            5,566
        Cash                                                               55,416           50,912
                                                                     --------------   --------------
        Total investments and cash                                      3,285,347        3,238,292

        Premiums receivable                                               299,637          295,805
        Funds held by reinsureds                                          164,306          171,384
        Reinsurance receivables                                           725,525          712,002
        Deferred acquisition costs                                         79,435           80,019
        Prepaid reinsurance premiums                                        6,077            2,334
        Accrued investment income                                          46,786           48,423
        Deferred tax asset                                                145,733          112,599
        Other assets                                                       10,710           17,504
                                                                     --------------   --------------
        TOTAL ASSETS                                                   $4,763,556       $4,678,362
                                                                      =============    =============
        LIABILITIES:

        Reserve for losses and loss
         adjustment expenses                                           $3,056,620       $2,969,341
        Unearned premium reserve                                          322,584          294,291
        Funds held under reinsurance treaties                             216,817          195,864
        Losses in the course of payment                                    72,511           75,453
        Contingent commissions                                             68,922           66,725
        Other net payable to reinsurers                                    17,901            9,203
        Current federal income taxes                                        8,213           20,843
        Other liabilities                                                  27,200           63,048
                                                                     --------------   --------------
          Total liabilities                                             3,790,768        3,694,768
                                                                     --------------   --------------

        STOCKHOLDERS' EQUITY:
        Preferred stock, par value: $0.01; 50 million shares
          authorized; no shares issued and outstanding                          -                -
        Common stock, par value: $0.01; 200 million shares
          authorized; 50.8 million shares issued                              508              508
        Paid-in capital                                                   389,132          387,349
        Unearned compensation                                                (513)            (692)
        Net unrealized appreciation (depreciation) of investments          25,663           83,726
        Cumulative foreign currency translation adjustment                 (8,779)          (7,838)
        Retained earnings                                                 573,993          520,541
        Treasury stock, at cost; 0.3 million shares in 1996                (7,216)               -
                                                                     --------------   --------------
          Total stockholders' equity                                      972,788          983,594
                                                                     --------------   --------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $4,763,556       $4,678,362
                                                                      =============    =============


      The accompanying notes are an integral part of the consolidated financial statements.

                      EVEREST REINSURANCE HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)

                                            Three Months Ended         Six Months Ended
                                                 June 30,                  June 30,
                                         ------------------------- -------------------------
                                            1996         1995         1996         1995
                                         ------------ ------------ ------------ ------------
                                                              (unaudited)
REVENUES:
Premiums earned                         $218,806       $210,744     $429,075     $410,507
Net investment income                     46,261         41,194       91,029       79,220
Other income/(loss)                          619         (2,821)         243       (2,880)
Net realized capital gain/(loss)           3,672         19,527        7,484       22,756
                                        ------------ ------------ ------------ ------------

                                         269,358        268,644      527,831      509,603
                                        ------------ ------------ ------------ ------------

CLAIMS AND EXPENSES:
Incurred loss and loss adjustment
 expenses                                161,430        148,670      316,555      304,513
Commission and brokerage expenses         55,806         60,834      110,285      111,434
Other underwriting expenses               14,040         16,337       27,911       29,504
                                        ------------ ------------ ------------ ------------
                                         231,276        225,841      454,751      445,451
                                        ------------ ------------ ------------ ------------

INCOME BEFORE TAXES                       38,082         42,803       73,080       64,152

Income tax                                 9,343         10,893       16,590       13,651
                                        ------------ ------------ ------------ ------------

NET INCOME                               $28,739        $31,910      $56,490      $50,501
                                        ============ ============ ============ ============

PER SHARE DATA:
   Average shares outstanding (000's)     50,497         50,000       50,645       50,000
   Net income per share                  $  0.57        $  0.64      $  1.12      $  1.01
                                        ============ ============ ============ ============

   The accompanying notes are an integral part of the consolidated financial statements.


                      EVEREST REINSURANCE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY
               ( Dollars in thousands, except per share amounts)


                                                         Three Months Ended               Six Months Ended
                                                               June 30,                       June 30,
                                                    -----------------------------  -----------------------------
                                                        1996           1995            1996           1995
                                                    -------------- --------------  -------------- --------------
                                                                              (unaudited)

COMMON STOCK (shares outstanding):
Balance, beginning of period                         50,792,869     50,000,000      50,792,869     50,000,000
Issued during the period                                      -              -               -              -
Treasury stock acquired during period                  (306,231)             -        (306,231)             -
                                                    -------------- --------------  -------------- --------------
Balance net of treasury stock, end of period         50,486,638     50,000,000      50,486,638     50,000,000
                                                    ============== ==============  ============== ==============

COMMON STOCK (par value):
Balance, beginning of period                        $       508    $       500     $       508    $       500
Issued during the period                                      -              -               -              -
                                                    -------------- --------------  -------------- --------------
Balance, end of period                                      508            500             508            500
                                                    -------------- --------------  -------------- --------------

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period                            387,349        283,076         387,349        283,076
Contributions during the period (Note 3)                  1,783              -           1,783              -
Common stock issued during period                             -              -               -              -
                                                    -------------- --------------  -------------- --------------
Balance, end of period                                  389,132        283,076         389,132        283,076
                                                    -------------- --------------  -------------- --------------

UNEARNED COMPENSATION
Balance, beginning of period                               (602)             -            (692)             -
Net (increase) decrease during the period                    89              -             179              -
                                                    -------------- --------------  -------------- --------------
Balance, end of period                                     (513)             -            (513)             -
                                                    -------------- --------------  -------------- --------------

NET UNREALIZED APPRECIATION(DEPRECIATION)
  ON INVESTMENTS, NET OF DEFERRED TAXES:
Balance, beginning of period                             41,718         (4,371)         83,726        (58,172)
Net increase (decrease) during the period               (16,055)        34,688         (58,063)        88,489
                                                    -------------- --------------  -------------- --------------
Balance, end of period                                   25,663         30,317          25,663         30,317
                                                    -------------- --------------  -------------- --------------

CUMULATIVE TRANSLATION ADJUSTMENTS:
Balance, beginning of period                             (9,355)        (7,876)         (7,838)       (11,255)
Net increase (decrease) during the period                   576           (467)           (941)         2,912
                                                    -------------- --------------  -------------- --------------
Balance, end of period                                   (8,779)        (8,343)         (8,779)        (8,343)
                                                    -------------- --------------  -------------- --------------

RETAINED EARNINGS:
Balance, beginning of period                            546,768        542,909         520,541        526,818
Net income                                               28,739         31,910          56,490         50,501
Dividends declared ( $0.03 and $0.06 per share in 1996
   and $0.05 and $0.11 per share in 1995)                (1,514)        (3,000)         (3,038)        (5,500)
                                                    -------------- --------------  -------------- --------------
Balance, end of period                                  573,993        571,819         573,993        571,819
                                                    -------------- --------------  -------------- --------------

TREASURY STOCK AT COST:
Balance, beginning of period                                  -              -               -              -
Treasury stock acquired during period (Note 3)           (7,216)             -          (7,216)             -
                                                    -------------- --------------  -------------- --------------
Balance, end of period                                   (7,216)             -          (7,216)             -
                                                    -------------- --------------  -------------- --------------

TOTAL STOCKHOLDERS' EQUITY, END OF PERIOD              $972,788       $877,369        $972,788       $877,369
                                                    ============== ==============  ============== ==============

                 The accompanying notes are an integral part of the consolidated financial statements.


                      EVEREST REINSURANCE HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)


                                                                    Three Months Ended June 30,         Six Months Ended June 30,
                                                                    ---------------------------        ---------------------------
                                                                         1996         1995                 1996         1995
                                                                    ------------   ------------        ------------ --------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                          (unaudited)
Net income                                                           $ 28,739     $ 31,910                $56,490      $50,501
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  (Increase) decrease in premiums receivable                           (5,096)      (5,509)                (6,578)      (1,009)
  (Increase) decrease in funds held by reinsureds, net                  1,043         (294)                25,570       23,078
  (Increase) decrease in reinsurance receivables                       19,948       24,111                (13,500)      36,333
  (Increase) decrease in deferred tax asset                              (865)      (1,040)                (3,970)      (1,352)
  Increase (decrease) in reserve for losses and loss
   adjustment expenses                                                 24,851       17,828                 96,604       50,480
  Increase (decrease) in unearned premiums                             19,908        3,073                 29,307        8,845
  (Increase) decrease in other assets and liabilities                 (18,215)      35,849                (12,895)      25,537
  Non cash compensation expense                                            89            -                    179            -
  Accrual of bond discount/amortization of bond premium                   323       (2,606)                 1,079       (2,767)
  Realized capital (gains) losses                                      (3,672)     (19,527)                (7,484)     (22,756)
                                                                    ------------  ------------        ------------ --------------

Net cash provided by operating activities                              67,053       83,795                164,802      166,890
                                                                    ------------  ------------        ------------ --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - held to maturity        5,851        8,976                 10,244       16,050
Proceeds from fixed maturities matured/called - available for sale     41,911       94,540                 60,731       94,540
Proceeds from fixed maturities sold - available for sale              174,223      114,496                273,414      229,180
Proceeds from equity securities sold                                   31,677       41,671                 63,395       75,470
Cost of fixed maturities acquired - held to maturity                        -       (8,276)                   (25)      (8,276)
Cost of fixed maturities acquired - available for sale               (264,354)    (346,947)              (436,089)    (573,555)
Cost of equity securities acquired                                    (23,707)     (26,025)               (53,878)     (56,957)
Cost of other invested assets acquired                                 (2,709)        (174)                (2,901)      (1,687)
Net (purchases) sales of short-term securities                        (12,720)      26,989                (45,648)      24,106
Net increase (decrease) in unsettled securities transactions               63      (17,963)                (1,151)       6,176
Net increase (decrease) in collateral for loaned securities           (21,674)      30,822                (19,897)      25,765
                                                                    ------------  ------------        ------------ --------------

Net cash used in investing activities                                 (71,439)     (81,891)              (151,805)    (169,188)
                                                                    ------------  ------------        ------------ --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock (Note 3)                                    (7,216)           -                 (7,216)           -
Contributions during the period (Note 3)                                1,783            -                  1,783            -
Dividends paid to stockholders                                         (1,514)      (5,500)                (3,038)      (5,500)
                                                                    ------------  ------------        ------------ --------------
Net cash used in financing activities                                  (6,947)      (5,500)                (8,471)      (5,500)
                                                                    ------------  ------------        ------------ --------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 1,132       (3,883)                   (22)       2,264
                                                                    ------------  ------------        ------------ --------------

Net increase (decrease) in cash                                       (10,201)      (7,479)                 4,504       (5,534)

Cash, beginning of period                                              65,617       46,353                 50,912       44,408
                                                                    ------------  ------------        ------------ --------------
Cash, end of period                                                  $ 55,416     $ 38,874               $ 55,416     $ 38,874
                                                                    ============  ============        ============ ==============

SUPPLEMENTAL CASH FLOW INFORMATION
CASH TRANSACTIONS:
Income taxes paid (received), net                                    $ 17,463     $(13,523)              $ 29,321     $(11,850)




                   The accompanying notes are an integral part of the consolidated financial statements.

                      EVEREST REINSURANCE HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                            (DOLLARS IN THOUSANDS)

1.  GENERAL

Certain financial information which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been omitted since it is not required for interim reporting purposes. The consolidated financial statements of Everest Reinsurance Holdings, Inc. (the "Company") for the three months and six months ended June 30, 1996 and 1995 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of results on an interim basis. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the three months and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 1995, 1994 and 1993.


2.  CONTINGENCIES

The Company continues to receive claims under expired contracts which assert alleged injuries and/or damages relating to or resulting from toxic torts, toxic waste and other hazardous substances, such as asbestos. The Company's asbestos claims typically involve potential liability for bodily injury from exposure to asbestos or for property damage resulting from asbestos or products containing asbestos. The Company's environmental claims typically involve potential liability for (i) the mitigation or remediation of environmental contamination or (ii) bodily injury or property damages caused by the release of hazardous substances into the land, air or water.

The Company's reserves include an estimate of the Company's ultimate liability for asbestos and environmental claims for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company's potential losses from asbestos and environmental claims. Among the complications are: (i) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (ii) difficulty in identifying sources of asbestos or environmental contamination; (iii) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (iv) changes in underlying laws and judicial interpretation of those laws; (v) potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (vi) long reporting delays, both from insureds to insurance companies and ceding companies to reinsurers; (vii) limited historical data concerning asbestos and environmental losses; (viii) questions concerning interpretation and application of insurance and reinsurance coverage; and (ix) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (continued)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

Management believes that these issues are not likely to be resolved in the near future. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for the Company or its ceding company. In connection with its initial public offering in October 1995, the Company purchased an aggregate stop loss retrocession agreement (the "Stop Loss Agreement") from Gibraltar Casualty Company ("Gibraltar"), an affiliate of the Company's former parent, The Prudential Insurance Company of America ("The Prudential"). This coverage protects the Company's consolidated earnings against up to $375.0 million of the first $400.0 million of adverse development, if any, on the Company's consolidated reserves for losses, allocated loss adjustment expenses and uncollectible reinsurance at June 30, 1995 (December 31, 1994 for catastrophe losses). Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, if coverage under the Stop Loss Agreement is exhausted, could have a material adverse effect on the Company's future financial condition, results of operations and cash flows.

The following table shows the development of prior year asbestos and environmental reserves on both a gross and net of retrocessional basis for the three months and six months ended June 30, 1996 and 1995:

                                  Three Months Ended            Six Months Ended
                                        June 30,                    June 30,
                                     1996         1995         1996          1995
                                ---------    ---------    ---------     ---------
Gross Basis:
Beginning of period reserves    $ 423,767    $ 442,461    $ 428,495     $ 445,537
Incurred losses                     9,371           41       11,967         6,004
Paid losses                     (  15,062)    ( 10,521)   (  22,386)    (  19,560)
                                ----------   ----------   ----------     ---------
End of period reserves          $ 418,076    $ 431,981    $ 418,076     $ 431,981
                                =========    =========    =========     =========

Net Basis:
Beginning of period reserves    $ 197,487    $ 197,435    $ 197,668     $ 203,676
Incurred losses                         -            -            -             -
Paid losses                            21     (  6,124)    (    160)    (  12,365)
                                ---------    ----------    ---------    ----------
End of period reserves          $ 197,508    $ 191,311    $ 197,508     $ 191,311
                                =========    ==========    =========    ==========

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (continued)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

At June 30, 1996, the gross reserves for asbestos and environmental losses was comprised of $106,503 representing case reserves reported by ceding companies, $44,696 representing additional case reserves established by the Company on assumed reinsurance claims, $50,293 representing case reserves established by the Company on direct excess insurance claims and $216,584 representing IBNR reserves. To the extent loss reserves on assumed reinsurance need to be increased and were not ceded to unaffiliated reinsurers under existing reinsurance agreements, the Company would be entitled to certain reimbursements under the Stop Loss Agreement. To the extent loss reserves on direct excess insurance policies needed to be increased and were not ceded to unaffiliated reinsurers under existing reinsurance agreements, the Company would be entitled to 100% protection from Gibraltar under a retrocessional agreement in place since 1986. While there can be no assurance that reserves for and losses from these claims would not increase in the future, management believes that the Company's existing reserves and ceded reinsurance arrangements, including reimbursements available under the Stop Loss Agreement, lessen the probability that such increases, if any, would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

The Company is also named in various legal proceedings incidental to its normal business activities. In the opinion of management, none of these proceedings is likely to have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior, the Company, for a fee, accepted the claim payment obligation of the property and casualty insurer, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at June 30, 1996 was $133,964.

The Company has purchased annuities from an unaffiliated life insurance company to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable. The estimated cost to replace such annuities at June 30, 1996 was $8,848.

3.  CAPITAL TRANSACTIONS

The increase in the Company's paid in capital in the quarter ended June 30, 1996 represents the tax benefits attributable to the difference between the amount of compensation expense deductible for tax purposes with respect to stock awards and the amount of such compensation expense reflected in the Company's financial statements. In addition, on April 4, 1996, pursuant to the Company's stock incentive plan, the Company acquired 306,231 shares of its common stock at a cost of $7,216 from the Company's Chief Executive Officer to fund required withholding taxes.

PART I - ITEM 2


                       EVEREST REINSURANCE HOLDINGS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995


  PREMIUMS.   Gross premiums written increased 14.8% to $247.4 million in the three months ended June 30, 1996 from $215.5 million in the three months ended June 30, 1995. Factors contributing to this increase included a 64.2% increase (to $22.9 million) in U.S. facultative operations, reflecting growth in specialty casualty business and the initial adverse impact in 1995 of the restructuring of facultative operations, a 17.6% increase (to $63.1 million) in U.S. broker treaty operations, also reflecting growth in specialty casualty business, a 12.6% increase (to $88.9 million) in international operations, mainly in the worldwide business produced through the Company's London operations, a 10.0% increase (to $35.5 million) in U.S. direct treaty reinsurance and insurance operations, largely attributable to growth in primary insurance written through (Everest National Insurance Company) and a 1.1% increase (to $37.0 million) in marine, aviation and surety operations.

  Ceded premiums increased to $11.5 million in the three months ended June 30, 1996 from $7.2 million in the three months ended June 30, 1995. This increase was attributable to common account retrocessions by ceding sources.

  Net premiums written increased by 13.3% to $235.9 million in the three months ended June, 1996 from $208.3 million in the three months ended June 30, 1995 as the increases in gross premiums written more than offset the increase in ceded premiums.

  REVENUES.   Net premiums earned increased by 3.8% to $218.8 million in the three months ended June 30, 1996 from $210.7 million in the three months ended June 30, 1995, generally consistent with the growth in net premiums written over the preceding year.

  Net investment income increased 12.3% to $46.3 million in the three months ended June 30, 1996 from $41.2 million in the three months ended June 30, 1995, reflecting principally the effect of investing the $395.8 million of cash flow (of which $304.8 million was cash flow from operations and $91.0 million was cash flow from a capital contribution from the Company's former parent, which contribution was simultaneous with a $140.0 million ($91.0 million after tax) reinsurance premium paid out of operating cash flow by the Company to an affiliate of the former parent in connection with the Company's initial public offering in October, 1995) in the twelve months ended June 30, 1996. The annualized pre-tax yield on average cash and invested assets remained at 5.8% in the three months ended June 30, 1996, the same as the 5.8% yield in the three months ended June 30, 1995.

  Net realized capital gains were $3.7 million in the three months ended June 30, 1996, compared to $19.5 million in the three months ended June 30, 1995 with the gains in both periods mainly arising from activity in the Company's portfolio of equity securities including, in 1995, a $20.2 million gain on the sale of one half of the Company's investment in the common stock of Corporacion MAPFRE S.A.("MAPFRE"), an insurance group in Spain.

  EXPENSES.   Incurred losses and loss adjustment expenses ("LAE")  increased by
8.6% to $161.4 million in the three months ended June 30, 1996 from $148.7 million in the three months ended June 30, 1995. The Company's loss and LAE ratio increased by 3.3 percentage points to 73.8% in the three months ended June 30, 1996 from 70.5% in the three months ended June 30, 1995. This was attributable principally to the impact in 1995 of favorable loss experience on contracts with adjustable commission features, the impact of which was to decrease losses with substantially offsetting contingent commission expense.
Net incurred losses and LAE for the three months ended June 30, 1996 reflected ceded losses and LAE of $17.0 million, including $10.6 million ceded under the Stop Loss Agreement, compared to ceded losses and LAE of $(13.2) million in the three months ended June 30, 1995.

  Underwriting expenses decreased by 9.5% to $69.8 million in the three months ended June 30, 1996 from $77.2 million in the three months ended June 30, 1995. Commission and brokerage expenses decreased by $5.0 million, principally reflecting reduced contingent commission expense partially offset by commission increases relating to premium growth as well as the commission impact of changes in the business mix. Other underwriting expenses decreased by $2.3 million, reflecting the impact of the Company's continuing expense reduction initiatives. The Company had 421 employees at June 30, 1996 compared to 470 employees at June 30, 1995. The Company's expense ratio was 31.9% in the three months ended June 30, 1996 compared to 36.7% in the three months ended June 30, 1995.

  The Company's combined ratio decreased to 105.7% in the three months ended June 30, 1996 from 107.2% in the three months ended June 30, 1995.

  INCOME TAXES.   The Company recognized income tax expense of $9.3 million in the three months ended June 30, 1996 compared to $10.9 million in the three months ended June 30, 1995. The principal cause of this change was the decrease in pre-tax income.

  NET INCOME.   Net income was $28.7 million in the three months ended June 30,
1996 compared to $31.9 million in the three months ended June 30, 1995. This mainly reflected lower net realized capital gains, which more than offset higher investment income and improved underwriting results.


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

  PREMIUMS.   Gross premiums written increased 10.2% to $477.4 million in the six months ended June 30, 1996 from $433.0 million in the six months ended June 30, 1995. Factors contributing to this increase included a 32.6% increase (to $36.3 million) in U.S. facultative operations, reflecting growth in specialty casualty business and the initial adverse impact in 1995 of the restructuring of facultative operations, a 24.7% increase (to $72.6 million) in U.S. direct treaty reinsurance and insurance operations, largely attributable to growth in primary insurance written through Everest National, an 11.3% increase (to $127.9 million) in U.S. broker treaty operations, also reflecting growth in specialty casualty business, a 3.9% increase (to $167.1 million) in international operations and a 2.4% increase (to $73.5 million) in marine, aviation and surety operations.

  Ceded premiums increased to $22.7 million in the six months ended June 30, 1996 from $14.0 million in the six months ended June 30, 1995. This increase was attributable to common account retrocessions by ceding sources.

  Net premiums written increased by 8.5% to $454.7 million in the six months ended June, 1996 from $419.1 million in the six months ended June 30, 1995 as the increases in gross premiums written more than offset the increase in ceded premiums.

  REVENUES.   Net premiums earned increased by 4.5% to $429.1 million in the six months ended June 30, 1996 from $410.5 million in the six months ended June 30, 1995, generally consistent with the growth in net premiums written over the preceding year.

  Net investment income increased 14.9% to $91.0 million in the six months ended June 30, 1996 from $79.2 million in the six months ended June 30, 1995, reflecting both the effect of investing the $395.8 million of cash flow (of which $304.8 million was cash flow from operations and $91.0 million was cash flow from a capital contribution from the Company's former parent, which contribution was simultaneous with a $140.0 million ($91.0 million after tax) reinsurance premium paid out of operating cash flow by the Company to an affiliate of the former parent in connection with the Company's initial public offering in October, 1995) in the twelve months ended June 30, 1996 and higher yields earned on the investment portfolio. The annualized pre-tax yield on average cash and invested assets improved to 5.8% in the six months ended June 30, 1996 from 5.7% in the six months ended June 30, 1995.

  Net realized capital gains were $7.5 million in the six months ended June 30, 1996, compared to $22.8 million in the six months ended June 30, 1995 with the gains in both periods mainly arising from activity in the Company's portfolio of equity securities including, in 1995, the gain on the sale of one half of the Company's investment in MAPFRE.

  EXPENSES.   Incurred losses and loss adjustment expenses ("LAE")  increased by
4.0% to $316.6 million in the six months ended June 30, 1996 from $304.5 million in the six months ended June 30, 1995. The Company's loss and LAE ratio decreased by 0.4 percentage points to 73.8% in the six months ended June 30, 1996 from 74.2% in the six months ended June 30, 1995. This improvement was attributable principally to lower catastrophe losses and changes in the Company's business mix. Net incurred losses and LAE for the six months ended June 30, 1996 reflected ceded losses and LAE of $69.4 million, including $29.5 million ceded under the Stop Loss Agreement, compared to ceded losses and LAE of $7.8 million in the six months ended June 30, 1995.

  Underwriting expenses decreased by 1.9% to $138.2 million in the six months ended June 30, 1996 from $140.9 million in the six months ended June 30, 1995. Commission and brokerage expenses decreased by $1.1 million, which was generally consistent with the level of earned premiums coupled with a reduction in contingent commission expense. Other underwriting expenses decreased by $1.6 million, reflecting the impact of the Company's continuing expense reduction initiatives. The Company's expense ratio was 32.2% in the six months ended June 30, 1996 compared to 34.3% in the six months ended June 30, 1995.

  The Company's combined ratio decreased to 106.0% in the six months ended June 30, 1996 from 108.5% in the six months ended June 30, 1995.

  INCOME TAXES.   The Company recognized income tax expense of $16.6 million in the six months ended June 30, 1996 compared to $13.7 million in the six months ended June 30, 1995. The principal cause of this change was the increase in pre-tax income.

  NET INCOME.   Net income was $56.5 million in the six months ended June 30,
1996 compared to $50.5 million in the six months ended June 30, 1995. This improvement mainly reflected higher investment income and improved underwriting results, partially offset by lower net realized capital gains.

FINANCIAL CONDITION

  INVESTED ASSETS.   Aggregate invested assets, including cash and short-term
investments, were $3,285.3 million at June 30, 1996 and $3,238.3 million at December 31, 1995. The increase in invested assets between December 31, 1995 and June 30, 1996 resulted primarily from cash flow from operations of $164.8 million generated during the six months ended June 30, 1996 partially offset by a decrease of $81.2 million in net appreciation on investments.

  STOCKHOLDERS' EQUITY.   Holdings' stockholders' equity decreased to $972.8
million as of June 30,1996, from $983.6 million as of December 31, 1995 principally reflecting a decrease of $58.1 million in unrealized appreciation (depreciation) on investments, net of deferred taxes, which was partially offset by net income of $56.5 million for the six months ended June 30, 1996. Dividends of $3.0 million were declared and paid by Holdings and $7.2 million of treasury stock was acquired in the six months ended June 30, 1996.

                       EVEREST REINSURANCE HOLDINGS, INC.


                               OTHER INFORMATION


Part II - ITEM 1.  LEGAL PROCEEDINGS

The Company is subject to litigation and arbitration in the normal course of its business. Management does not believe that any such pending litigation or arbitration will have a material adverse effect on the Company's results of operations, financial condition and cash flows.


Part II - ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)   The Annual Meeting was held on May 23, 1996.

b) Thomas J. Gallagher and William F. Galtney, Jr. were elected at the Annual Meeting as Directors of the Company for a term expiring in 1999. The term of office of the following Directors continued after the meeting: Martin Abrahams, Kenneth J. Duffy, Robert P. Jacobson and Joseph V. Taranto.

c)   The following matters were voted on at the Annual Meeting:

     (1) The following Directors were elected:


                                     Votes                          Votes
                                      For                         Withheld
                                     -----                        --------

     Thomas J. Gallagher          42,317,235                       400,435

     William F. Galtney, Jr.      42,317,890                       399,780


     (2) The Company's Certificate of Incorporation was amended to change the Company's name to Everest Reinsurance Holdings, Inc.

          The holders of 42,621,409 shares voted in favor, 31,463 shares voted against and 64,798 shares abstained; there were no broker non-votes.

     (3) The Company's 1995 Stock Option Plan for Non-Employee Directors was amended.

          The holders of 37,032,619 shares voted in favor, 5,612,761 shares voted against and 72,290 shares abstained; there were no broker non-votes.

Part II - ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibit Index:

     Exhibit No.              Description                           Location
     -----------              -----------                           --------

      3.1           Certificate of Incorporation of Everest
                    Reinsurance Holdings, Inc., as amended,
                    incorporated herein by reference to
                    Exhibit 4.1 to the Registration
                    Statement on Form S-8 (No. 333-05771)

      27            Financial Data Schedule                          Filed
                                                                     herewith

(b)  Reports on Form 8-K:

     A report on Form 8-K, dated June 11, 1996, was filed on June 14, 1996 regarding (i) a press release (which was attached to that report as an exhibit) announcing, among other things, that John R. Dunne has become a Director of the Company, and (ii) reporting that at the Annual Meeting of shareholders held on May 23, 1996, the shareholders approved a proposal to amend the Company's Certificate of Incorporation to change its name and that the Company's name was changed to Everest Reinsurance Holdings, Inc. on May 24, 1996.

                       EVEREST REINSURANCE HOLDINGS, INC.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Everest Reinsurance Holdings, Inc.
                                                          (Registrant)



                                              - By: /s/ Robert P. Jacobson
                                                        ------------------------
                                              Robert P. Jacobson
                                              Duly Authorized Officer,
                                              Senior Vice President,
                                              Chief Financial Officer and
                                              Comptroller



Dated:  August 5, 1996