Form 10-Q
period 1996-09-30
EVEREST REINSURANCE HOLDINGS INC
filed 1996-10-31
CIK 914748

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                 Commission File Number:
SEPTEMBER 30, 1996                                             1-13816
------------------                                             -------

                       EVEREST REINSURANCE HOLDINGS, INC.
                       ----------------------------------
            (Exact name of Registrant as specified in its charter)




       DELAWARE                                            22-3263609
       --------                                            ----------
(State or other juris-                            (IRS Employer Identification
diction of incorporation                               Number)
    or organization)

                                3 GATEWAY CENTER
                            NEWARK, NEW JERSEY 07102
                            ------------------------

                                 (201) 802-8000
                                 --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                           YES   X                   NO
                                ---                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                   Number of Shares Outstanding
                  Class                                 at October 31, 1996
                  -----                                 -------------------

COMMON STOCK,      $.01 PAR VALUE                            50,486,473

                       EVEREST REINSURANCE HOLDINGS, INC.

                               INDEX TO FORM 10-Q

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------


                                                                            PAGE
                                                                            ----
ITEM 1.  FINANCIAL STATEMENTS
         --------------------

         Consolidated balance sheets at September 30, 1996  (unaudited)
            and December 31, 1995                                             3

         Consolidated statements of operations for the three months and
            nine months ended September 30, 1996 and 1995 (unaudited)         4

         Consolidated  statements of stockholders' equity for the three months and nine months  ended  September  30, 1996 and 1995
            (unaudited)                                                       5

         Consolidated statements of cash flows for the three months and
            nine months ended September 30, 1996 and 1995 (unaudited)         6

         Notes to consolidated interim financial statements                   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------
         OF FINANCIAL CONDITION AND RESULTS OF
         -------------------------------------
         OPERATIONS                                                          10
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
         -----------------

ITEM 2.  CHANGES IN SECURITIES                                              None
         ---------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    None
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         ----------------------------------
         SECURITY HOLDERS                                                   None
         ----------------

ITEM 5.  OTHER INFORMATION                                                  None
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    14
         --------------------------------

PART I - ITEM 1

                             EVEREST REINSURANCE HOLDINGS, INC.
                                CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands, except par value per share)


                                                                 September 30,    December 31,
                                                                 -----------------------------
ASSETS:                                                              1996              1995
                                                                 -----------       -----------
                                                                 (unaudited)
Fixed maturities - held to maturity, at amortized cost (market
  value: 1996, $91,988; 1995, $100,043) ......................   $    83,987       $    87,903
Fixed maturities- available for sale, at market value
  (amortized cost: 1996, $3,016,093 ; 1995, $2,783,903 ) .....     3,068,611         2,886,070
Equity securities, at market value (cost: 1996, $115,093 ;
  1995, $105,176) ............................................       131,371           131,192
Short-term investments .......................................       111,567            76,649
Other invested assets ........................................         9,853             5,566
Cash .........................................................        50,104            50,912
                                                                 -----------       -----------
Total investments and cash ...................................     3,455,493         3,238,292

Premiums receivable ..........................................       271,707           295,805
Funds held by reinsureds .....................................       172,085           171,384
Reinsurance receivables ......................................       715,768           712,002
Deferred acquisition costs ...................................        84,526            80,019
Prepaid reinsurance premiums .................................         7,326             2,334
Accrued investment income ....................................        48,872            48,423
Deferred tax asset ...........................................       136,527           112,599
Other assets .................................................        32,794            17,504
                                                                 -----------       -----------
TOTAL ASSETS .................................................   $ 4,925,098       $ 4,678,362
                                                                 ===========       ===========

LIABILITIES:

Reserve for losses and loss
 adjustment expenses .........................................   $ 3,081,757       $ 2,969,341
Unearned premium reserve .....................................       353,682           294,291
Funds held under reinsurance treaties ........................       220,761           195,864
Losses in the course of payment ..............................        79,395            75,453
Contingent commissions .......................................        69,544            66,725
Other net payable to reinsurers ..............................        19,657             9,203
Current federal income taxes .................................         1,640            20,843
Other liabilities ............................................        84,071            63,048
                                                                 -----------       -----------
  Total liabilities ..........................................     3,910,507         3,694,768
                                                                 -----------       -----------

STOCKHOLDERS' EQUITY:
Preferred stock, par value: $0.01; 50 million shares
  authorized; no shares issued and outstanding ...............          --                --
Common stock, par value: $0.01; 200 million shares
  authorized; 50.8 million shares issued .....................           508               508
Paid-in capital ..............................................       389,132           387,349
Unearned compensation ........................................          (424)             (692)
Net unrealized appreciation (depreciation) of investments ....        44,717            83,726
Cumulative foreign currency translation adjustment ...........        (7,823)           (7,838)
Retained earnings ............................................       595,697           520,541
Treasury stock, at cost; 0.3 million shares in 1996 ..........        (7,216)             --
                                                                 -----------       -----------
  Total stockholders' equity .................................     1,014,591           983,594
                                                                 -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................   $ 4,925,098       $ 4,678,362
                                                                 ===========       ===========


     The accompanying notes are an integral part of the consolidated financial statements.

                                EVEREST REINSURANCE HOLDINGS, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Dollars in thousands, except per share amounts)




                                               Three Months Ended         Nine Months Ended
                                                  September 30,             September 30,
                                             ---------------------      ---------------------
                                                1996        1995           1996        1995
                                             ---------   ---------      ---------   ---------
                                                               (unaudited)
REVENUES:
Premiums earned ..........................   $ 245,341   $ 242,349      $ 674,416   $ 652,856
Net investment income ....................      49,467      42,866        140,496     122,086
Other income/(loss) ......................         (13)       (883)           230      (3,763)
Net realized capital gain/(loss) .........      (6,505)       (609)           979      22,147
                                             ---------   ---------      ---------   ---------
Total revenues ...........................     288,290     283,723        816,121     793,326
                                             ---------   ---------      ---------   ---------

CLAIMS AND EXPENSES:
Incurred loss and loss adjustment expenses     179,856     185,836        496,411     490,349
Commission and brokerage expenses ........      65,402      58,535        175,687     169,969
Other underwriting expenses ..............      13,750      15,140         41,661      44,644
                                             ---------   ---------      ---------   ---------
Total claims and expenses ................     259,008     259,511        713,759     704,962
                                             ---------   ---------      ---------   ---------

INCOME BEFORE TAXES ......................      29,282      24,212        102,362      88,364

Income tax ...............................       6,063       3,498         22,653      17,149
                                             ---------   ---------      ---------   ---------

NET INCOME ...............................   $  23,219   $  20,714      $  79,709   $  71,215
                                             =========   =========      =========   =========



PER SHARE DATA:
   Average shares outstanding (000's) ....      50,487      50,000         50,592      50,000
   Net income per share ..................   $    0.46   $    0.41      $    1.58   $    1.42
                                             =========   =========      =========   =========



   The accompanying notes are an integral part of the consolidated financial statements.

                                       EVEREST REINSURANCE HOLDINGS, INC.
                                       CONSOLIDATED STATEMENTS OF CHANGES
                                             IN STOCKHOLDERS' EQUITY
                                (Dollars in thousands, except per share amounts)



                                                             Three Months Ended                Nine Months Ended
                                                                September 30,                    September 30,
                                                        --------------------------------------------------------------
                                                            1996           1995               1996            1995
                                                        ------------   -------------      ------------    ------------
                                                                                 (unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period ........................     50,486,638      50,000,000        50,792,869      50,000,000
Issued during the period ............................           --              --                --              --
Treasury stock acquired during period ...............           --              --            (306,231)           --
                                                        ------------    ------------      ------------    ------------
Balance net of treasury stock, end of period ........     50,486,638      50,000,000        50,486,638      50,000,000
                                                        ============    ============      ============    ============



COMMON STOCK (par value):
Balance, beginning of period ........................   $        508    $        500      $        508    $        500
Issued during the period ............................           --              --                --              --
                                                        ------------    ------------      ------------    ------------
Balance, end of period ..............................            508             500               508             500
                                                        ------------    ------------      ------------    ------------


ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period ........................        389,132         283,076           387,349         283,076
Contributions during the period .....................           --              --               1,783            --
Common stock issued during period ...................           --              --                --              --
                                                        ------------    ------------      ------------    ------------
Balance, end of period ..............................        389,132         283,076           389,132         283,076
                                                        ------------    ------------      ------------    ------------


UNEARNED COMPENSATION
Balance, beginning of period ........................           (513)           --                (692)           --
Net (increase) decrease during the period ...........             89            --                 268            --
                                                        ------------    ------------      ------------    ------------
Balance, end of period ..............................           (424)           --                (424)           --
                                                        ------------    ------------      ------------    ------------


NET UNREALIZED APPRECIATION(DEPRECIATION)
  ON INVESTMENTS, NET OF DEFERRED TAXES:
Balance, beginning of period ........................         25,663          30,317            83,726         (58,172)
Net increase (decrease) during the period ...........         19,054          22,630           (39,009)        111,119
                                                        ------------    ------------      ------------    ------------
Balance, end of period ..............................         44,717          52,947            44,717          52,947
                                                        ------------    ------------      ------------    ------------


CUMULATIVE TRANSLATION ADJUSTMENTS:
Balance, beginning of period ........................         (8,779)         (8,343)           (7,838)        (11,255)
Net increase (decrease) during the period ...........            956             (61)               15           2,851
                                                        ------------    ------------      ------------    ------------
Balance, end of period ..............................         (7,823)         (8,404)           (7,823)         (8,404)
                                                        ------------    ------------      ------------    ------------


RETAINED EARNINGS:
Balance, beginning of period ........................        573,993         571,819           520,541         526,818
Net income ..........................................         23,219          20,714            79,709          71,215
Dividends declared ($0.03 and $0.09 per share in 1996
   and $0.00 and $0.11 per share in 1995) ...........         (1,515)           --              (4,553)         (5,500)
                                                        ------------    ------------      ------------    ------------
Balance, end of period ..............................        595,697         592,533           595,697         592,533
                                                        ------------    ------------      ------------    ------------

TREASURY STOCK AT COST:
Balance, beginning of period ........................         (7,216)           --                --              --
Treasury stock acquired during period ...............           --              --              (7,216)           --
                                                        ------------    ------------      ------------    ------------
Balance, end of period ..............................         (7,216)           --              (7,216)           --
                                                        ------------    ------------      ------------    ------------

TOTAL STOCKHOLDERS' EQUITY, END OF PERIOD ...........   $  1,014,591    $    920,652      $  1,014,591    $    920,652
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

                                             EVEREST REINSURANCE HOLDINGS, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Dollars in thousands)


                                                                         Three Months Ended               Nine Months Ended
                                                                            September 30,                   September 30,
                                                                     ----------------------------------------------------------
                                                                         1996           1995             1996           1995
                                                                     -----------    -----------      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                       (unaudited)
Net income .......................................................   $    23,219    $    20,714      $    79,709    $    71,215
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      (Increase) decrease in premiums receivable .................        28,424          5,668           21,846          4,659
      (Increase) decrease in funds held by reinsureds, net .......        (2,748)        13,154           22,822         36,232
      (Increase) decrease in reinsurance receivables .............         9,728        (21,754)          (3,772)        14,579
      (Increase) decrease in deferred tax asset ..................           598         (1,783)          (3,372)        (3,135)
      Increase (decrease) in reserve for losses and loss
       adjustment expenses .......................................        24,740         79,456          121,344        129,936
      Increase (decrease) in unearned premiums ...................        30,925         20,104           60,232         28,949
      (Increase) decrease in other assets and liabilities ........           322         (8,700)         (12,573)        16,837
      Non cash compensation expense ..............................            88           --                267           --
      Accrual of bond discount/amortization of bond premium ......        (1,384)         6,393             (305)         3,626
      Realized capital (gains) losses ............................         6,505            609             (979)       (22,147)
                                                                     -----------    -----------      -----------    -----------

Net cash provided by (used in) operating activities ..............       120,417        113,861          285,219        280,751
                                                                     -----------    -----------      -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES :
Proceeds from fixed maturities matured/called - held to maturity .           239          9,612           10,483         15,788
Proceeds from fixed maturities matured/called - available for sale        44,690         29,660          105,421        124,200
Proceeds from fixed maturities sold - available for sale .........       718,983        326,922          992,397        556,102
Proceeds from equity securities sold .............................        86,817         43,702          150,212        119,172
Cost of fixed maturities acquired - held to maturity .............          --           (1,608)             (25)           (10)
Cost of fixed maturities acquired - available for sale ...........      (922,241)      (439,390)      (1,358,330)    (1,012,945)
Cost of equity securities acquired ...............................       (87,159)       (25,683)        (141,037)       (82,640)
Cost of other invested assets acquired ...........................        (1,425)          --             (4,326)        (1,687)
Net (purchases) sales of short-term securities ...................        10,239        (63,205)         (35,409)       (39,099)
Net increase (decrease) in unsettled securities transactions .....        27,683         (5,166)          26,532          1,010
Net increase (decrease) in collateral for loaned securities ......          --           29,238          (19,897)        55,003
                                                                     -----------    -----------      -----------    -----------

Net cash provided by (used in) investing activities ..............      (122,174)       (95,918)        (273,979)      (265,106)
                                                                     -----------    -----------      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock .......................................          --             --             (7,216)          --
Contributions during the period ..................................          --             --              1,783           --
Dividends paid to stockholders ...................................        (1,516)          --             (4,554)        (5,500)
                                                                     -----------    -----------      -----------    -----------
Net cash used in financing activities ............................        (1,516)          --             (9,987)        (5,500)
                                                                     -----------    -----------      -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..........................        (2,039)        (2,953)          (2,061)          (689)
                                                                     -----------    -----------      -----------    -----------

Net increase (decrease) in cash ..................................        (5,312)        14,990             (808)         9,456

Cash, beginning of period ........................................        55,416         38,874           50,912         44,408
                                                                     -----------    -----------      -----------    -----------
Cash, end of period ..............................................   $    50,104    $    53,864      $    50,104    $    53,864
                                                                     ===========    ===========      ===========    ===========

Supplemental cash flow information
Cash transactions:
Income taxes paid (received), net ................................   $    14,202    $    15,984      $    43,523    $     4,134




                    The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

1.   GENERAL

Certain financial information which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been omitted since it is not required for interim reporting purposes. The consolidated financial statements of Everest Reinsurance Holdings, Inc. (the "Company") for the three months and nine months ended September 30, 1996 and 1995 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of results on an interim basis. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the three months and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 1995, 1994 and 1993.


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

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

Management believes that these issues are not likely to be resolved in the near future. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for the Company or its ceding companies'. In connection with its initial public offering in October 1995, the Company purchased an aggregate stop loss retrocession agreement (the "Stop Loss Agreement") from Gibraltar Casualty Company ("Gibraltar"), an affiliate of the Company's former parent, The Prudential Insurance Company of America ("The Prudential"). This coverage protects the Company's consolidated earnings against up to $375.0 million of the first $400.0 million of adverse development, if any, on the Company's consolidated reserves for losses, allocated loss adjustment expenses and uncollectible reinsurance at June 30, 1995 (December 31, 1994 for catastrophe losses). Through September 30, 1996, $65.5 million has been ceded under this agreement. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, if coverage under the Stop Loss Agreement is exhausted, could have a material adverse effect on the Company's future financial condition, results of operations and cash flows.

The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the three months and nine months ended September 30, 1996 and 1995:


                                Three Months Ended          Nine Months Ended
                                   September 30,              September 30,

                                  1996       1995           1996        1995
                               ---------------------      ---------------------

Gross Basis:
Beginning of period reserves   $ 418,076   $ 431,981      $ 428,495   $ 445,537
Incurred losses ............      15,637       2,707         27,604       8,711
Paid losses ................      (9,787)       (302)       (32,173)    (19,862)
                               ---------   ---------      ---------   ---------

End of period reserves .....   $ 423,926   $ 434,386      $ 423,926   $ 434,386
                               =========   =========      =========   =========

Net Basis:
Beginning of period reserves   $ 197,508   $ 191,311      $ 197,668   $ 203,676
Incurred losses ............        --          --             --          --
Paid losses ................       5,241       1,872          5,081     (10,493)
                               ---------   ---------      ---------   ---------

End of period reserves .....   $ 202,749   $ 193,183      $ 202,749   $ 193,183
                               =========   =========      =========   =========

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

At September 30, 1996, the gross reserves for asbestos and environmental losses was comprised of $105,494 representing case reserves reported by ceding companies, $51,451 representing additional case reserves established by the Company on assumed reinsurance claims, $51,919 representing case reserves established by the Company on direct excess insurance claims and $215,062 representing IBNR reserves. To the extent loss reserves on assumed reinsurance need to be increased and were not ceded to unaffiliated reinsurers under existing reinsurance agreements, the Company would be entitled to certain reimbursements under the Stop Loss Agreement. To the extent loss reserves on direct excess insurance policies needed to be increased and were not ceded to unaffiliated reinsurers under existing reinsurance agreements, the Company would be entitled to 100% protection from Gibraltar under a retrocessional agreement in place since 1986. While there can be no assurance that reserves for and losses from these claims would not increase in the future, management believes that the Company's existing reserves and ceded reinsurance arrangements, including reimbursements available under the Stop Loss Agreement, lessen the probability that such increases, if any, would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

The Company is also named in various legal proceedings incidental to its normal business activities. In the opinion of management, none of these proceedings is likely to have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior, the Company, for a fee, accepted the claim payment obligation of the property and casualty insurer, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at September 30, 1996 was $135,494.

The Company has purchased annuities from an unaffiliated life insurance company to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable. The estimated cost to replace such annuities at September 30, 1996 was $9,026.

3.   CAPITAL TRANSACTIONS

The increase in the Company's paid in capital in the nine months ended September 30, 1996 represents the tax benefits attributable to the difference between the amount of compensation expense deductible for tax purposes with respect to stock awards and the amount of such compensation expense reflected in the Company's financial statements. In addition, on April 4, 1996, pursuant to the Company's stock incentive plan, the Company acquired 306,231 shares of its common stock at a cost of $7,216 from the Company's Chief Executive Officer to fund required withholding taxes.

PART I - ITEM 2

                       EVEREST REINSURANCE HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

   PREMIUMS. Gross premiums written increased 5.4% to $282.4 million in the three months ended September 30, 1996 from $268.0 million in the three months ended September 30, 1995. Factors contributing to this increase included a 28.0% increase (to $81.1 million) in U.S. broker treaty operations, a 5.4% increase
(to $46.0 million) in marine, aviation and surety operations, a 3.5% increase (to $24.9 million) in facultative operations and a 1.7% increase (to $33.7 million) in U.S. direct treaty reinsurance and insurance operations. These increases were partially offset by a 6.9% decrease (to $96.7 million) in international operations.

   Ceded premiums increased to $7.4 million in the three months ended September 30, 1996 from $6.4 million in the three months ended September 30, 1995. This increase was attributable to common account retrocessions by ceding sources.

   Net premiums written increased by 5.1% to $275.0 million in the three months ended September 30, 1996 from $261.7 million in the three months ended September 30, 1995 as the increases in gross premiums written more than offset the increase in ceded premiums.

   REVENUES. Net premiums earned increased by 1.2% to $245.3 million in the three months ended September 30, 1996 from $242.3 million in the three months ended September 30, 1995, generally consistent with the growth in net premiums written over the preceding year.

   Net investment income increased 15.4% to $49.5 million in the three months ended September 30, 1996 from $42.9 million in the three months ended September 30, 1995, reflecting both the effect of investing the $402.3 million of cash flow (of which $311.3 million was cash flow from operations and $91.0 million was cash flow from a capital contribution from the Company's former parent, which contribution was simultaneous with a $140.0 million ($91.0 million after tax) reinsurance premium paid out of operating cash flow by the Company to an affiliate of the former parent in connection with the Company's initial public offering in October, 1995) in the twelve months ended September 30, 1996 and higher yields earned on the investment portfolio. The annualized pre-tax yield on average cash and invested assets improved to 6.0% in the three months ended September 30, 1996 from 5.8% in the three months ended September 30, 1995.

   Net realized capital losses were $6.5 million in the three months ended September 30, 1996, compared to $0.6 million in the three months ended September 30, 1995. In both periods, realized capital losses on the sale of fixed maturities, oriented to enhancing yields, more than offset capital gains realized on the sale of equity securities.

   EXPENSES. Incurred losses and loss adjustment expenses ("LAE") decreased by 3.2% to $179.9 million in the three months ended September 30, 1996 from $185.8 million in the three months ended September 30, 1995. The Company's loss and LAE ratio decreased by 3.4 percentage points to 73.3% in the three months ended September 30, 1996 from 76.7% in the three months ended September 30, 1995 mainly reflecting reduced weather-related losses and changes in the Company's business mix. Net incurred losses and LAE for the three months ended September 30, 1996 reflected ceded losses and LAE of $18.5 million compared to ceded losses and LAE of $12.4 million in the three months ended September 30, 1995.

   Underwriting expenses increased by 7.4% to $79.2 million in the three months ended September 30, 1996 from $73.7 million in the three months ended September 30, 1995. Commission and brokerage expenses increased by $6.9 million, principally reflecting commission increases relating to premium growth, the commission impact of changes in the business mix and favorable loss experience on contracts with adjustable commission features. Other underwriting expenses decreased by $1.4 million, reflecting the impact of the Company's continuing expense reduction initiatives. The Company had 409 employees at September 30, 1996 compared to 453 employees at September 30, 1995. The Company's expense ratio was 32.3% in the three months ended September 30, 1996 compared to 30.4% in the three months ended September 30, 1995.

   The Company's combined ratio decreased to 105.6% in the three months ended September 30, 1996 from 107.1% in the three months ended September 30, 1995.

   INCOME TAXES. The Company recognized income tax expense of $6.1 million in the three months ended September 30, 1996 compared to $3.5 million in the three months ended September 30, 1995. The principal cause of this change was the increase in pre-tax income.

   NET INCOME. Net income was $23.2 million in the three months ended September 30, 1996 compared to $20.7 million in the three months ended September 30, 1995. This mainly reflected higher investment income and improved underwriting results, partially offset by higher net realized capital losses.


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

   PREMIUMS. Gross premiums written increased 8.4% to $759.8 million in the nine months ended September 30, 1996 from $701.1 million in the nine months ended September 30, 1995. Factors contributing to this increase included a 19.0% increase (to $61.2 million) in U.S. facultative operations, mainly reflecting growth in specialty casualty business, a 17.2% increase (to $209.0 million) in U.S. broker treaty operations, also reflecting growth in specialty casualty business, a 16.4% increase (to $106.2 million) in U.S. direct treaty reinsurance and insurance operations, largely attributable to growth in primary insurance written through Everest National and a 3.5% increase (to $119.5 million) in marine, aviation and surety operations. These increases were partially offset by a 0.3% decrease (to $263.7 million) in international operations.

   Ceded premiums increased to $30.1 million in the nine months ended September 30, 1996, from $20.3 million in the nine months ended September 30, 1995. This increase was attributable to common account retrocessions by ceding sources.

   Net premiums written increased by 7.2% to $729.7 million in the nine months ended September, 1996 from $680.8 million in the nine months ended September 30, 1995 as the increases in gross premiums written more than offset the increase in ceded premiums.

   REVENUES. Net premiums earned increased by 3.3% to $674.4 million in the nine months ended September 30, 1996 from $652.9 million in the nine months ended September 30, 1995, generally consistent with the growth in net premiums written over the preceding year.

   Net investment income increased 15.1% to $140.5 million in the nine months ended September 30, 1996 from $122.1 million in the nine months ended September 30, 1995, reflecting the effect of investing the $402.3 million of cash flow (of which $311.3 million was cash flow from operations and $91.0 million was cash flow from a capital contribution from the Company's former parent, which contribution was simultaneous with a $140.0 million ($91.0 million after tax) reinsurance premium paid out of operating cash flow by the Company to an affiliate of the former parent in connection with the Company's initial public offering in October, 1995) in the twelve months ended September 30, 1996. The annualized pre-tax yield on average cash and invested assets remained at 5.8% in the nine months ended September 30, 1996, the same as the 5.8% yield in the nine months ended September 30, 1995.

   Net realized capital gains were $1.0 million in the nine months ended September 30, 1996, compared to $22.1 million in the nine months ended September 30, 1995. Gains in both periods, arising from activity in the Company's portfolio of equity securities including, in 1995, a $20.2 million gain on the sale of one half of the Company's investment in the common stock of Corporacion MAPFRE S.A.("MAPFRE"), an insurance group in Spain, were partially offset by losses arising from sales of fixed maturity securities.

   EXPENSES. Incurred losses and loss adjustment expenses ("LAE") increased by 1.2% to $496.4 million in the nine months ended September 30, 1996 from $490.3 million in the nine months ended September 30, 1995. The Company's loss and LAE ratio decreased by 1.5 percentage points to 73.6% in the nine months ended September 30, 1996 from 75.1% in the nine months ended September 30, 1995. This improvement was attributable principally to lower catastrophe losses which totaled $7.4 million in the nine months ended September 30, 1996 compared to $15.0 million in the nine months ended September 30, 1995, and changes in the Company's business mix. Net incurred losses and LAE for the nine months ended September 30, 1996 reflected ceded losses and LAE of $87.9 million compared to ceded losses and LAE of $20.2 million in the nine months ended September 30, 1995.

  Underwriting expenses increased by 1.3% to $217.3 million in the nine months ended September 30, 1996 from $214.6 million in the nine months ended September 30, 1995. Commission and brokerage expenses increased by $5.7 million, which was generally consistent with the increase in premiums coupled with a reduction in contingent commission expense. Other underwriting expenses decreased by $3.0 million, reflecting the impact of the Company's continuing expense reduction initiatives. The Company's expense ratio was 32.3% in the nine months ended September 30, 1996 compared to 32.8% in the nine months ended September 30, 1995.

   The Company's combined ratio decreased to 105.8% in the nine months ended September 30, 1996 from 108.0% in the nine months ended September 30, 1995.

   INCOME TAXES. The Company recognized income tax expense of $22.7 million in the nine months ended September 30, 1996 compared to $17.2 million in the nine months ended September 30, 1995. The principal cause of this change was the increase in pre-tax income.

   NET INCOME. Net income was $79.7 million in the nine months ended September 30, 1996 compared to $71.2 million in the nine months ended September 30, 1995. This improvement mainly reflected higher investment income and improved underwriting results, partially offset by lower net realized capital gains.

FINANCIAL CONDITION

   INVESTED ASSETS. Aggregate invested assets, including cash and short-term investments, were $3,455.5 million at September 30, 1996 and $3,238.3 million at December 31, 1995. The increase in invested assets between December 31, 1995 and September 30, 1996 resulted primarily from cash flow from operations of $285.2 million generated during the nine months ended September 30, 1996 partially offset by a decrease of $58.4 million in net appreciation on investments.

   STOCKHOLDERS' EQUITY. The Company's stockholders' equity increased to $1,014.6 million as of September 30, 1996, from $983.6 million as of December 31, 1995 principally reflecting net income of $79.7 for the nine months ended September 30, 1996, which was partially offset by a decrease of $39.0 million in unrealized appreciation (depreciation) on investments, net of deferred taxes. Dividends of $4.6 million were declared and paid by the Company and $7.2 million of treasury stock was acquired in the nine months ended September 30, 1996.

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


PART II - ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibit Index:

       Exhibit No.                    Description                     Location
       -----------                    -----------                     --------

           27                   Financial Data Schedule               Filed
                                                                      herewith


(b)    Reports on Form 8-K:

       A report on Form 8-K, dated August 8, 1996, was filed on August 9, 1996, announcing, among other things, (i) that Deloitte & Touche LLP was dismissed as the Company's independent accountants, (ii) that Coopers & Lybrand L.L.P. has been engaged by the Company as its new independent accountants, and (iii) that a press release (which was attached to that report as an exhibit) was issued by the Company announcing that Robert A. Mulderig has become a Director of the Company.

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

                                              Everest Reinsurance Holdings, Inc.
                                                         (Registrant)






                                              - By: /s/ Robert P. Jacobson
                                                        ------------------
                                              Robert P. Jacobson
                                              Duly Authorized Officer,
                                              Senior Vice President,
                                              Chief Financial Officer and
                                              Comptroller







Dated:  October 31, 1996