Form 10-K
period 1996-12-31
EVEREST REINSURANCE HOLDINGS INC
filed 1997-03-21
CIK 914748

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-K
                                 --------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996            COMMISSION FILE # 1-13816

                       EVEREST REINSURANCE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                              22-3263609
         (State or other jurisdiction)                (I.R.S. Employer
       of incorporation or organization)             Identification No.)

                                3 GATEWAY CENTER
                                NEWARK, NJ 07102
                                 (201) 802-8000
    (Address, including zip code, and telephone number, including area code, of registrant's principal executive office)
                                 --------------


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                           ON WHICH REGISTERED
        -------------------                          ---------------------
COMMON STOCK, $.01 PAR VALUE PER SHARE              NEW YORK STOCK EXCHANGE
                                 --------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
                                 --------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X No
                                   ---  ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value on March 3, 1997 of the voting stock held by non-affiliates of the registrant was $1,584 million.

     At March 3, 1997, the number of shares outstanding of the registrant's common stock was 50,490,273.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Items 10, 11, 12, and 13 of Form 10-K is incorporated by reference into Part III hereof from the registrant's proxy statement for the 1997 Annual Meeting, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 1996.

================================================================================

TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----

PART I

 1.  Business .............................................................   1
 2.  Properties ...........................................................  23
 3.  Legal Proceedings ....................................................  23
 4.  Submission of Matters to a Vote of Security Holders ..................  23

PART II

 5.  Market for Registrant's Common Equity and Related Stockholder Matters   24
 6.  Selected Financial Data ..............................................  24
 7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operation ................................................  27
 8.  Financial Statements and Supplementary Data ..........................  33
 9.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure ................................................  33

PART III

10.  Directors and Executive Officers of the Registrant ...................  33
11.  Executive Compensation ...............................................  33
12.  Security Ownership of Certain Beneficial Owners and Management .......  33
13.  Certain Relationships and Related Transactions .......................  34

PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K .....  34


The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-K, the Company's Annual Report to Stockholders, any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere in this Form 10-K) include, but are not limited to, uncertainties relating to general economic conditions and cyclical industry conditions, uncertainties relating to government and regulatory policies, volatile and unpredictable developments (including catastrophes), the legal environment, the uncertainties of the reserving process, the competitive environment in which the Company operates, the uncertainties inherent in international operations, and interest rate fluctuations. The words "believe," "expect," "anticipate," "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

UNLESS OTHERWISE INDICATED, (I) ALL FINANCIAL DATA IN THIS DOCUMENT HAVE BEEN PREPARED USING GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP"), AND (II) ALL STATUTORY FINANCIAL DATA REFERRED TO IN THIS DOCUMENT REFER TO STATUTORY
FINANCIAL DATA OF EVEREST RE. AS USED IN THIS DOCUMENT, "EVEREST RE" MEANS EVEREST REINSURANCE COMPANY (FORMERLY PRUDENTIAL REINSURANCE COMPANY) AND ITS SUBSIDIARIES (UNLESS THE CONTEXT OTHERWISE REQUIRES); "HOLDINGS" MEANS EVEREST REINSURANCE HOLDINGS, INC. (FORMERLY PRUDENTIAL REINSURANCE HOLDINGS, INC.); AND THE "COMPANY" MEANS HOLDINGS AND ITS SUBSIDIARIES.


ITEM 1.  BUSINESS

THE COMPANY
Everest Reinsurance Holdings, Inc., a Delaware corporation, was established in 1993 to serve as the parent holding company of Everest Reinsurance Company (formed in 1973), a property and casualty reinsurance operation. Until October 6, 1995, the Company was an indirect wholly-owned subsidiary of The Prudential Insurance Company of America ("The Prudential"). On October 6, 1995, The Prudential sold its entire interest in Holdings' shares of common stock in an initial public offering (the "IPO"), with the result that Holdings' outstanding common stock became publicly owned.

Holdings, through its wholly-owned subsidiary, Everest Re, underwrites property and casualty reinsurance on a treaty and facultative basis to insurance and reinsurance companies in the United States and selected international markets. Everest Re writes reinsurance both through brokers and directly with ceding insurance companies, giving it the flexibility to pursue business regardless of the ceding company's preferred reinsurance purchasing method. The Company had gross premiums written in 1996 of $1,044.0 million and stockholders' equity at December 31, 1996 of $1,086.0 million and Everest Re had statutory surplus at December 31, 1996 of $772.7 million. Based on industry data at December 31, 1996 published by the Reinsurance Association of America ("RAA"), Everest Re is the seventh largest reinsurance company in the United States, ranked by statutory surplus and is rated "A" (Excellent) by A.M. Best, an independent insurance industry rating organization which rates insurance companies on factors of concern to policyholders.

Everest Re has three subsidiaries: Everest Reinsurance Ltd. ("Everest Ltd.", formerly Le Rocher Reinsurance Ltd.), Everest National Insurance Company ("Everest National", formerly Prudential National Insurance Company) and Everest Insurance Company of Canada ("Everest Canada"). Everest Ltd., a United Kingdom reinsurance company, is authorized to engage in the reinsurance business in the United Kingdom and, prior to January 1, 1997, it reinsured risks worldwide. In 1996, Everest Re obtained authorization to engage in the reinsurance business in the United Kingdom, and the operations of Everest Ltd. have been converted to branch operations of Everest Re, effective January 1, 1997. Everest National, an Arizona insurance company, is licensed in 38 states and the District of Columbia and writes primary insurance. On December 31, 1996, Everest Re acquired Everest Insurance Company of Canada (formerly OTIP/RAEO Insurance Company Inc.) from a subsidiary of The Prudential. All liabilities incurred before the acquisition date, including insurance obligations under expired as well as in-force business, were assumed by Prudential of America General Insurance Company (Canada), a subsidiary of The Prudential which was subsequently sold to Liberty Mutual Insurance Company, whereupon it was renamed Liberty Insurance Company of Canada. Everest Canada is federally licensed to write primary insurance under the Insurance Companies Act of Canada and provincially licensed in Ontario.


REINSURANCE INDUSTRY OVERVIEW
Reinsurance is an arrangement in which an insurance company, the reinsurer, agrees to indemnify another insurance company, the ceding company, against all or a portion of the insurance risks underwritten by the ceding company under one or more insurance contracts. Reinsurance can provide a ceding company with several benefits, including a reduction in net liability on individual risks, catastrophe protection from large or multiple losses and assistance in maintaining acceptable financial ratios. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and write more business than would be possible without a concomitant increase in capital and surplus. Reinsurance, however, does not discharge the ceding company from its liability to policyholders.

There are two basic types of reinsurance arrangements: treaty and facultative reinsurance. In treaty reinsurance, the ceding company is obligated to cede and the reinsurer is obligated to assume a specified portion of a type or category of risks insured by the ceding company. Treaty reinsurers, including Everest Re, do not separately evaluate each of the individual risks assumed under their treaties and, consequently, after a review of the ceding company's underwriting practices, are largely dependent on the original risk underwriting decisions made by the ceding company. Such dependence subjects reinsurers in general, including Everest Re, to the possibility that the ceding companies have not adequately evaluated the risks to be reinsured and, therefore, that the premiums ceded in connection therewith may not adequately compensate the reinsurer for the risk assumed. The reinsurer's evaluation of the ceding company's risk management and underwriting practices, therefore, will usually impact the pricing of the treaty. In facultative reinsurance, the ceding company cedes and the reinsurer assumes all or part of the risk under a single insurance contract. Facultative reinsurance is negotiated separately for each insurance contract that is reinsured. Facultative reinsurance normally is purchased by ceding companies for individual risks not covered by their reinsurance treaties, for amounts in excess of the dollar limits of their reinsurance treaties and for unusual risks. Underwriting expenses and, in particular, personnel costs, are higher on facultative business because each risk is individually underwritten and administered. The ability to separately evaluate each risk reinsured, however, increases the probability that the reinsurer can price the contract to more accurately reflect the risks involved.

Both treaty and facultative reinsurance can be written on either a pro rata basis or an excess of loss basis. With respect to pro rata reinsurance, the ceding company and the reinsurer share the premiums as well as the losses and expenses in an agreed proportion. In the case of reinsurance written on an excess of loss basis, the reinsurer indemnifies the ceding company against all or a specified portion of losses and expenses in excess of a specified dollar amount, known as the ceding company's retention or reinsurer's attachment point, generally subject to a negotiated reinsurance contract limit.

Premiums payable by the ceding company to a reinsurer for excess of loss reinsurance are not directly proportional to the premiums that the ceding company receives because the reinsurer does not assume a proportionate risk. In contrast, premiums that the ceding company pays to the reinsurer for pro rata reinsurance are proportional to the premiums that the ceding company receives, consistent with the proportional sharing of risk. In addition, in pro rata reinsurance the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company's cost of acquiring the business being reinsured (commissions, premium taxes, assessments and miscellaneous administrative expense) and also may include a profit factor for producing the business.

Reinsurers typically purchase reinsurance to cover their own risk exposure. Reinsurance of a reinsurer's business is called a retrocession. Reinsurance companies cede risks under retrocessional agreements to other reinsurers, known as retrocessionaires, for reasons similar to those that cause primary insurers to purchase reinsurance: to reduce net liability on individual risks, protect against catastrophic losses, stabilize financial ratios and obtain additional underwriting capacity.

Reinsurance can be written through professional reinsurance brokers or directly for ceding companies. From a ceding company's perspective, both the broker market and the direct market have advantages and disadvantages. A ceding company's decision to select one market over the other will be influenced by its perception of such advantages and disadvantages relative to the reinsurance coverage being placed.


BUSINESS STRATEGY
Under the direction of Joseph V. Taranto, who joined the Company in October 1994 as Chairman, Chief Executive Officer and President, the Company initiated actions to increase the Company's profitability and reduce earnings volatility. These actions included strengthening the Company's management team, reducing operating expenses, improving management of catastrophe exposures and implementing a new underwriting strategy. Since 1994, the Company's management team has pursued and continues to pursue these actions which seek to capitalize on the Company's staff resources and its flexibility to offer multiple products through multiple production sources in a cost-efficient manner.

The Company's products include the full range of property and casualty coverages, including marine, aviation, surety, errors & omissions liability ("E&O"), directors' & officers' liability ("D&O"), medical malpractice and other specialty lines. The Company's distribution sources include both the direct and broker reinsurance markets, international and domestic markets and reinsurance, both treaty and facultative, and insurance.

The Company's underwriting strategy emphasizes underwriting profitability rather than premium volume, writing specialized risks and improving integration of existing underwriting expertise across all underwriting units. Key elements of this strategy are prudent risk selection, appropriate pricing through strict underwriting discipline and adjusting the Company's business mix to respond to changing market conditions. Management intends to focus on reinsuring companies that effectively manage the underwriting cycle through proper analysis and pricing of underlying risks and whose underwriting guidelines and performance are compatible with the Company's profitability objectives.

The Company's underwriting strategy also emphasizes flexibility and responsiveness to changing market conditions, such as increased demand or favorable pricing trends. Management believes that Everest Re's existing strengths, including its broad underwriting expertise, international presence and substantial capital, will facilitate adjustments to its mix of business geographically, by line of business and by type of coverage, allowing it to capitalize on those market opportunities that provide the greatest potential for underwriting profitability. The Company's primary insurance infrastructure will facilitate this strategy by allowing the Company to develop business that requires the Company to issue primary insurance policies. The Company will also continue to carefully monitor its mix of business to avoid inappropriate concentrations of geographic or other risk.

Everest Re has increased its reinsurance of specialty risks, which require a higher degree of underwriting, actuarial and claims expertise than more standard risks. This type of reinsurance includes professional liability lines, such as medical malpractice, D&O and E&O. Management believes that these risks offer a greater profit potential than standard underwriting risks, which are generally more subject to competitive pricing. Specialty risks, however, are usually more difficult to assess than more standard risks and can be subject to higher loss severity and greater volatility. Management believes that it can successfully manage these complex risks through disciplined underwriting, appropriate pricing, actuarial projections, loss monitoring and underwriting and claims audits of ceding companies. The emphasis on specialty underwriting has built on the Company's existing expertise in writing such specialty lines as marine, aviation and surety.

The Company has revised its underwriting guidelines to limit the accumulation of known risks in exposed areas and to require that business which is exposed to catastrophe losses be written with greater geographic spread and to implement a more cost-effective retrocession program. The Company's underwriting guidelines have also been revised to better reflect the relationship between premiums and risk assumed while maintaining the Company's probable maximum loss at appropriate levels.

Efforts to control expenses and to operate in a more cost-efficient manner continue to be a focus of the Company. These efforts have resulted in a 41% reduction in employees to 410 at December 31, 1996 from 694 at June 30, 1994, the restructuring of the Company's facultative operations in 1995 and changes in certain vendor relationships. These changes were implemented to improve efficiency and eliminate redundant positions. Additionally, the Company has begun to implement a plan to improve the cost effectiveness of its information systems.


MARKETING
The Company writes its business on a worldwide basis for many different customers and for many lines of property and casualty business. Its products provide a broad array of coverages. The Company is not materially dependent on any single customer, small group of customers, line of business or geographical area. The Company believes the loss of any single customer would not have a material adverse affect on the Company. Approximately 65.4% and 34.6% of Everest Re's 1996 gross premiums written were written in the broker and direct market, respectively. Everest Re's ability to write reinsurance both through brokers and directly with ceding companies gives it the flexibility to pursue business regardless of the ceding company's preferred reinsurance purchasing method.

The  reinsurance   broker  market  consists  of  several  substantial   national
and international brokers and a number of smaller specialized brokers. Brokers do not have the authority to bind Everest Re with respect to reinsurance agreements, nor does Everest Re commit in advance to accept any portion of the business that brokers submit to it. Reinsurance business from any ceding company, whether new or renewal, is subject to acceptance by Everest Re. Brokerage fees generally are paid by reinsurers. The Company's largest ten brokers accounted for an aggregate of approximately 44.7% of gross premiums written in 1996 with the largest broker accounting for approximately 15.9% of gross premiums written in 1996. The Company does not believe that the loss of the support of any one broker would have a material adverse affect on the Company due to the Company's competitive position in the marketplace and relationships with ceding companies and the continuing availability of other sources of business.

The direct market remains an important distribution system for Everest Re. Direct placement enables Everest Re to access clients who prefer building long-term relationships directly with their reinsurers based upon the reinsurer's in-depth understanding of the ceding company's needs.

Everest National's primary insurance business is written principally through general agency relationships. The Company evaluates each business relationship, based upon the underwriting expertise and experience of each distribution channel selected, and performs an analysis to evaluate financial security.


UNDERWRITING UNITS
The following table presents the distribution of Everest Re's gross premiums written by its U.S. broker treaty, U.S. direct treaty reinsurance and insurance, marine, aviation and surety, U.S. facultative and international operations for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, classified according to whether such premium is derived from property or casualty business and whether it represents pro rata or excess of loss business:


                            GROSS PREMIUMS WRITTEN BY UNDERWRITING UNIT


                                                  Years Ended December 31,
                   -----------------------------------------------------------------------------------
                         1996              1995             1994             1993             1992
                   ---------------    -------------    -------------    -------------    -------------
                       $       %         $      %         $      %         $      %         $      %
                   --------  -----    ------  -----    ------  -----    ------  -----    ------  -----
(Dollars in millions)
U.S. Broker Treaty
  Property
    Pro Rata(1)    $   45.4    4.4%   $ 51.7    5.4%   $ 59.7    6.3%   $ 80.3    8.7%   $ 96.4   11.5%
    Excess             60.4    5.8      59.0    6.2      53.9    5.7      88.8    9.7      67.9    8.1
  Casualty
    Pro Rata(1)        63.4    6.1      18.5    1.9      29.6    3.1      28.2    3.1      29.4    3.5
    Excess            137.5   13.2     122.6   12.9     113.5   11.9     103.7   11.3      98.5   11.8
                   --------  -----    ------  -----    ------  -----    ------  -----    ------  -----
  Total(2)            306.8   29.4     251.8   26.5     256.6   26.9     301.0   32.8     292.2   34.9
                   --------  -----    ------  -----    ------  -----    ------  -----    ------  -----
U.S. Direct Treaty
  Reinsurance and
  Insurance
  Property
    Pro Rata(1)        12.6    1.2       3.3    0.3       5.4    0.6      17.3    1.9       8.9    1.0
    Excess              8.9    0.9       9.1    1.0      12.5    1.3      10.9    1.2      11.4    1.4
  Casualty
    Pro Rata(1)       114.5   11.0      99.8   10.5      83.2    8.7      56.2    6.1      52.7    6.3
    Excess             12.5    1.2      10.0    1.1      38.6    4.0      46.3    5.0      41.9    5.0
                   --------  -----    ------  -----    ------  -----    ------  -----    ------  -----
  Total(2)            148.6   14.2     122.2   12.9     139.7   14.7     130.7   14.2     114.9   13.7
                   --------  -----    ------  -----    ------  -----    ------  -----    ------  -----
Marine, Aviation
  and Surety
  Property
    Pro Rata(1)        94.6    9.1      89.2    9.4      74.1    7.8      67.3    7.3      57.5    6.9
    Excess             17.8    1.7      18.7    2.0      16.8    1.8      16.3    1.8      17.3    2.1
  Casualty
    Pro Rata(1)        43.1    4.1      53.0    5.6      66.0    6.9      48.6    5.3      43.7    5.2
    Excess              5.6    0.5       6.0    0.6       4.8    0.5      10.5    1.1       7.8    0.9
                   --------  -----    ------  -----    ------  -----    ------  -----    ------  -----
  Total(2)            161.1   15.4     166.9   17.6     161.7   17.0     142.7   15.5     126.3   15.1
                   --------  -----    ------  -----    ------  -----    ------  -----    ------  -----
U.S. Facultative
  Property
    Pro Rata(1)          --     --        --     --        --     --        --     --        --     --
    Excess             26.9    2.6      22.3    2.3      27.4    2.9      20.9    2.3      14.4    1.7
  Casualty
    Pro Rata(1)          --     --        --     --        --     --        --     --        --     --
    Excess             61.8    5.9      46.6    4.9      39.3    4.1      35.0    3.8      35.2    4.2
                   --------  -----    ------  -----    ------  -----    ------  -----    ------  -----
  Total(2)             88.7    8.5      68.8    7.2      66.7    7.0      55.9    6.1      49.6    5.9
                   --------  -----    ------  -----    ------  -----    ------  -----    ------  -----
Total U.S.
  Property
    Pro Rata(1)       152.6   14.6     144.2   15.2     139.2   14.6     164.9   18.0     162.8   19.4
    Excess            114.0   10.9     109.1   11.5     110.6   11.6     136.9   14.9     111.0   13.2
  Casualty
    Pro Rata(1)       221.1   21.2     171.3   18.0     178.8   18.8     133.0   14.5     125.8   15.1
    Excess            217.6   20.8     185.2   19.5     196.1   20.6     195.5   21.3     183.4   21.9
                   --------  -----    ------  -----    ------  -----    ------  -----    ------  -----
  Total(2)            705.2   67.5     609.7   64.2     624.7   65.5     630.3   68.7     583.0   69.5
                   --------  -----    ------  -----    ------  -----    ------  -----    ------  -----
International
  Property
    Pro Rata(1)       124.2   11.9     136.2   14.3     147.0   15.4     122.1   13.3     104.5   12.5
    Excess             79.8    7.6      84.9    8.9      89.2    9.4      81.5    8.9      80.1    9.6
  Casualty
    Pro Rata(1)        90.5    8.7      66.4    7.0      49.6    5.2      44.4    4.8      40.6    4.8
    Excess             44.4    4.3      52.3    5.5      42.7    4.5      39.8    4.3      29.6    3.5
                   --------  -----    ------  -----    ------  -----    ------  -----    ------  -----
  Total(2)            338.8   32.5     339.8   35.8     328.5   34.5     287.8   31.3     254.8   30.4
                   --------  -----    ------  -----    ------  -----    ------  -----    ------  -----
Total Company
  Property
    Pro Rata(1)       276.7   26.5     280.4   29.5     286.2   30.0     287.0   31.3     267.3   31.9
    Excess            193.8   18.6     194.0   20.4     199.8   21.0     218.4   23.8     191.1   22.8
  Casualty
    Pro Rata(1)       311.6   29.8     237.6   25.0     228.4   24.0     177.4   19.3     166.4   19.9
    Excess            261.9   25.1     237.5   25.0     238.8   25.1     235.3   25.6     213.0   25.4
                   --------  -----    ------  -----    ------  -----    ------  -----    ------  -----
  Total(2)         $1,044.0  100.0%   $949.5  100.0%   $953.2  100.0%   $918.1  100.0%   $837.8  100.0%
                   ========  =====    ======  =====    ======  =====    ======  =====    ======  =====

-------------
(1) For  purposes  of  the  presentation   above,  pro  rata  reinsurance  means
    reinsurance attaching to the first dollar of loss incurred by the ceding company.

(2) Certain totals and subtotals may not reconcile due to rounding.

U.S. BROKER TREATY OPERATIONS. Everest Re's U.S. broker treaty operations write both property and casualty reinsurance through reinsurance brokers. The Company targets certain brokers and, through the broker market, specialty companies and small to medium sized standard lines companies. The U.S. broker treaty operations also write portions of reinsurance programs for larger, national insurance companies. The U.S. broker treaty operations also include a treaty multi-line unit, which targets small to medium sized ceding companies where the Company seeks to write a substantial portion of the ceding company's entire property and casualty reinsurance program.

In 1996, $105.8 million of gross premiums written were attributable to domestic property business, of which 57.1% was written on an excess of loss basis and 42.9% was written on a pro rata basis. This unit utilizes sophisticated underwriting methods which management believes are necessary to analyze and price property business, particularly that segment of the property market which has catastrophe exposure.

Domestic casualty business accounted for $200.9 million of gross premiums written in 1996, of which 68.5% was written on an excess of loss basis and 31.5% was written on a pro rata basis. The treaty casualty portfolio consists principally of professional liability, directors' & officers' liability, workers' compensation, excess and surplus lines, and other liability coverages. As a result of the complex technical nature of most of these risks, the Company's casualty underwriters tend to specialize by line of business and work closely with the Company's pricing actuaries.

DIRECT TREATY REINSURANCE AND INSURANCE OPERATIONS. The Company's direct treaty reinsurance operation writes a full line of property and casualty business. In 1996, direct treaty business accounted for $90.6 million of gross premiums written, of which 23.2% was written on an excess of loss basis and 76.8% was written on a pro rata basis. The U.S. direct treaty underwriters target companies which place their business predominantly in the direct market, including small to medium sized regional ceding companies, and seek to develop long-term relationships with such companies. A broad array of coverages are offered.

The Company's insurance operation consists of $56.8 million of gross premiums written through Everest National, which is licensed in 38 states and the District of Columbia to write primary insurance, and $1.2 million, which is assumed from former affiliates which write business in states in which Everest National is not licensed. Everest National targets commercial property and casualty business written through agency relationships with program administrators. With respect to primary insurance written through such agents, the Company supplements the initial underwriting process with periodic claims and underwriting reviews.

MARINE, AVIATION AND SURETY OPERATIONS. The Company's marine and aviation unit focuses on ceding companies with a particular expertise in marine and aviation business. The marine and aviation business is written primarily through brokers and contains a significant international component written primarily in the London market. Surety business underwritten by the Company consists mainly of reinsurance of contract surety bonds written directly with ceding companies.

Gross premiums written by the marine and aviation unit in 1996 totaled $100.4 million, substantially all of which was written on a treaty basis and 73.5% of which was sourced through reinsurance brokers. Marine treaties represented 51.4% of marine and aviation gross premiums written in 1996 and consisted of hull and liability coverage. Approximately 79.6% of the marine unit premiums in 1996 were written on a pro rata basis and 20.4% as excess of loss. Aviation premiums accounted for 48.6% of marine and aviation gross premiums written in 1996 and included reinsurance for airlines, general aviation and satellites. Approximately 88.5% of the aviation unit's premiums in 1996 were written on a pro rata basis and 11.5% as excess of loss.

In 1996, gross premiums written by the surety unit totaled $60.7 million. Most of the portfolio is reinsurance of contract surety bonds written directly with ceding companies, with the remainder being credit reinsurance, mostly in international markets. The unit's strategy is to maintain long-term relationships with major surety and fidelity writers and to continue to expand its international business.

FACULTATIVE OPERATIONS. The Company's U.S. facultative unit conducts business both through brokers and directly with ceding companies. The U.S. facultative operations consist of three underwriting units representing property, casualty and specialty lines of business. Business is written from a facultative headquarters office in New York and satellite offices in Chicago and San Francisco. The Company's facultative underwriters continue to narrow the focus of the types of business solicited to improve the quality of the Company's facultative portfolio. In 1996, $26.9 million, $39.9 million, and $21.9 million of gross premiums written were attributable to property, general casualty and specialty lines of business, respectively.

INTERNATIONAL. Everest Re's international operations are designed to enable it to capitalize on the growth opportunities in the international reinsurance market. The Company targets several international markets, including: Europe and the London market, which are serviced by operations in London and Brussels; Canada, with operations headquartered in Toronto; Asia and Australia, with operations headquartered in Hong Kong; and Latin America and the Middle East, which business is serviced from Everest Re's New Jersey headquarters. The Company also writes "home-foreign" business, which provides reinsurance on the international portfolios of U.S. insurers, from its headquarters in New Jersey. Approximately 60.2% of the gross premiums written by the Company's international underwriters in 1996 represented property business, while the balance represented casualty business. As with its U.S. operations, Everest Re's international operations focus on building long-term relationships with financially sound companies that have strong management and underwriting discipline and expertise. Approximately 81.8% of the Company's international business was written through brokers, with the remainder written directly with ceding companies.

In 1996, Everest Ltd.'s gross premiums written totaled $142.2 million and consisted of pro rata property (19.3%), excess property (33.4%), pro rata casualty (33.8%) and excess casualty (13.5%). The Brussels office focuses on the continental European reinsurance markets, while the London office covers international business written through the London market. Gross premiums written in 1996 from the Brussels and London offices totaled $63.2 million and $79.0 million, respectively.

Gross premiums written by Everest Re's Canadian operation totaled $62.9 million in 1996 and consisted of pro rata property (13.0%), excess property (3.9%), pro rata multi-line (50.4%) and excess casualty (32.7%). Approximately 77.4% of the Canadian premiums consisted of treaty reinsurance while 22.6% was facultative reinsurance.

Everest Re's Hong Kong office covers the Asian and Australian markets and accounted for $46.1 million of gross written premiums in 1996. This business consisted of pro rata treaty property (82.2%), excess treaty property (15.7%), pro rata treaty casualty (0.2%), excess treaty casualty (0.6%) and excess facultative casualty (1.3%).

International business written out of Everest Re's New Jersey office accounted for $87.7 million of Everest Re's 1996 gross premiums written and consisted of pro rata treaty property (57.7%), pro rata treaty casualty (12.1%), excess treaty property (16.7%), excess treaty casualty (2.4%), excess facultative property (8.4%) and excess facultative casualty (2.7%). Of this business 46.6% was sourced from Latin America, 16.6% was sourced from the Middle East and 10.8% was "home-foreign" business.


UNDERWRITING PROCESS
Everest Re offers ceding companies full service capability, including actuarial, claims, accounting and systems support, either directly or through the broker community. Everest Re's capacity for both casualty and property risks allows it to underwrite entire contracts or major portions thereof that might otherwise need to be syndicated among several reinsurers. Everest Re's strategy is to act as "lead" reinsurer in the reinsurance treaties it underwrites. The lead reinsurer on a treaty generally accepts one of the largest percentage shares of the treaty and is in a stronger position to negotiate price, terms and conditions than is a reinsurer which takes a smaller position. Management believes this strategy enables it to influence more effectively the terms and conditions of the treaties on which it participates. When Everest Re does not lead the treaty, it may still suggest changes to any aspect of the treaty. Everest Re may decline to participate in a treaty based upon its assessment of all relevant factors.

Everest Re's treaty underwriting process emphasizes a team approach among Everest Re's underwriters, actuaries and claims staff. Treaties are reviewed for compliance with Everest Re's general underwriting standards and certain larger treaties are evaluated in part based upon actuarial analyses conducted by Everest Re. The actuarial models used in such analyses are tailored in each case to the exposures and experience underlying the specific treaty and the loss experience for the risks covered by such treaties. Everest Re does not separately evaluate each of the individual risks assumed under its treaties. Everest Re does, however, generally evaluate the underwriting guidelines of its ceding companies to determine their adequacy prior to entering into a treaty. Everest Re, when appropriate, also conducts underwriting audits at the offices of ceding companies to ensure that the ceding companies operate within such guidelines. Underwriting audits focus on the quality of the underwriting staff, the selection and pricing of risks and the price monitoring system and the client's claims handling ability and financial stability.

Everest Re's domestic facultative underwriters operate within guidelines specifying acceptable types of risks, limits and maximum risk exposures. Specified classes of risks and large premium risks are referred to the Company's New York facultative headquarters for specific review before premium quotations are given to clients. In addition, Everest Re's guidelines require certain types of risks to be submitted for review because of their aggregate limits, complexity or volatility regardless of premium amount or size of the insured on the underlying contract.

Everest National writes property, casualty and professional liability coverages for homogeneous risks through select program managers. Everest National evaluates these commercial programs based upon actuarial analysis and the program manager's capabilities. Everest National's rates, forms and underwriting guidelines are tailored to specific risk types.


RISK MANAGEMENT AND RETROCESSION ARRANGEMENTS
Everest Re manages its risk of loss through a combination of aggregate exposure limits, underwriting guidelines that take into account risks, prices and coverage, and retrocessional arrangements.

Everest Re is exposed to multiple insured losses arising out of a single occurrence, whether a natural event such as a hurricane or an earthquake, or other catastrophe, such as a riot or an explosion at a major factory. Any such catastrophic event could generate insured losses in one or many of Everest Re's treaties or lines of business. Everest Re employs various techniques, including licensed software modelling, to assess its accumulated exposure to property catastrophe losses and summarizes that exposure in terms of the probable maximum loss ("PML"). The Company defines PML as its anticipated maximum loss, taking into account contract limits, caused by a single catastrophe affecting a broad contiguous geographic area, such as that caused by a hurricane or earthquake of such a magnitude that it is expected to occur once in every 100 years.

Management estimates that the Company's greatest catastrophe exposure worldwide from any single event is to hurricanes and earthquakes in the coastal regions of the United States, where Everest Re estimates it has a PML exposure, before reinsurance, of approximately $200 million in each such region based on its current book of business. Similarly, management estimates that the largest current PML exposure outside the United States is approximately $112 million. There can be no assurance that Everest Re will not experience losses from one or more catastrophic events that exceed, perhaps by a substantial amount, its estimated PML.

Underwriting guidelines have been established for each business unit. These guidelines place dollar limits on the amount of business that can be written based on a variety of factors, including ceding company, line of business, geographical location and risk hazards. In each case, those guidelines permit limited exceptions, which must be authorized by the Company's senior management.

Everest Re does not typically retrocede individual risks, but does, from time to time, purchase retrocessional protections where the underwriter deems it to be prudent to reinsure a portion of the specific risk being assumed. In addition, Everest Re has a property facultative retrocession program which allows it to provide up to $30.5 million of coverage for a single facultative risk, with a maximum net retention of $12.5 million per risk, and purchases three retrocessional workers' compensation excess of loss treaties which collectively provide $115 million of coverage in excess of $5 million of retained losses on accidental death and dismemberment claims resulting from a catastrophe loss.

The Company also purchases catastrophe retrocessions covering the potential accumulation of all property exposures that may be involved in the same catastrophe, such as an earthquake or hurricane. In 1996, the attachment point of the first layer of the worldwide catastrophe retrocession program was $25.0 million per catastrophe and the Company could have retroceded 70.0% of the next $75.0 million of losses in excess of the attachment point incurred on a per catastrophe and aggregate basis. The second layer of the catastrophe retrocession program provided coverage from June 15, 1995 through June 15,
1996 and, effective January 1, 1996, allowed the cession of 30.0% ($10.0 million) of $33.3 million per occurrence in excess of $60.0 million in losses. In addition, for the period from May 1, 1996 through May 1, 1997, the Company's catastrophe retrocession program provides coverage of 51.0% of $15 million per occurrence in excess of $10 million in losses incurred by the Company outside of the United States. And, in 1996, Everest Re purchased an accident year aggregate excess of loss retrocession agreement which provided up to $100.0 million of limit if Everest Re's statutory loss ratio had exceeded 81.0% for the 1996 accident year.

Effective January 1, 1997, the worldwide catastrophe retrocession program was amended to provide coverage in each of the three years, 1997 through 1999, subject to the retrocessionaire's right to cancel on November 1, 1998. The attachment point of the catastrophe retrocession program is $25 million per catastrophe and, in 1997, the Company can retrocede 75.0% of the next $75 million of losses in excess of the attachment point incurred on a per catastrophe and aggregate basis. Fifty percent of the unused portion of the 1997 year's coverage increases the limit of coverage for 1998 (up to 75.0% of $112.5 million) and 50% of the unused portion of the 1997 and 1998 years' coverage increases the limit of coverage for 1999 (up to 75.0% of $168.75 million). The maximum recoverable under the catastrophe retrocession program over the three-year period is $126.56 million. Also effective January 1, 1997, Everest Re purchased an accident year aggregate excess of loss retrocession agreement which provides up to $100 million of protection if Everest Re's statutory loss ratio exceeds 79.0% for the 1997 accident year.

Although the catastrophe and aggregate excess of loss retrocessions have terms which provide for additional premiums to be paid to the retrocessionaire in the event that losses are ceded, all aspects of the Company's retrocessional program have been structured to permit these agreements to be accounted for as reinsurance under Statement of Financial Accounting Standards ("SFAS") No. 113. If a single catastrophe were to occur in the United States that resulted in $200.0 million of gross losses and allocated loss adjustment expenses ("ALAE") in 1997 (an amount equivalent to Everest Re's PML), management estimates that the effect (including additional premiums and retained losses and ALAE) on the Company's income before taxes would be $118.9 million. This pre-tax net loss estimate assumes that Everest Re's aggregate losses and ALAE for 1997 would exceed the 79.0% loss ratio requirement in the aggregate excess of loss cover by at least $100.0 million.

In addition, Everest Re purchased an aggregate stop loss retrocession agreement (the "Stop Loss Agreement") from Gibraltar Casualty Company ("Gibraltar"), an affiliate of The Prudential. See "Stop Loss Agreement".

As of December 31, 1996, Everest Re had retrocessional arrangements with 367 retrocessionaires, and it carried as an asset $749.1 million in reinsurance receivables with respect to losses ceded to retrocessionaires, substantially all of which will not be due to Everest Re until Everest Re makes payment on the underlying claims. Of this amount, $397.0 million, or 53.0%, was receivable from Gibraltar ($137.9 million, net of collateral held and liability balances for which Everest Re has a contractual right of offset). An additional $150.0 million, or 20.0%, was receivable from Continental Insurance Company
("Continental"). None of the reinsurance receivables from Gibraltar or Continental was in dispute or more than 90 days in arrears. Everest Re's arrangement with Continental is managed on a funds held basis, which means that Everest Re did not release premium payments to the retrocessionaire but rather retains such payments to secure obligations of the retrocessionaire, records them as a liability and reduces the liability account as payments become due. As of December 31, 1996, such funds had reduced Everest Re's net exposure to Continental to $99.8 million. No other retrocessionaire accounted for more than $21.3 million of Everest Re's receivables.

No assurance can be given that Everest Re will be able to obtain retrocessional coverage similar to that currently in place in the future. Although management carefully selects its retrocessionaires, Everest Re is subject to credit risk with respect to its retrocessions because the ceding of risk to retrocessionaires does not relieve the reinsurer of its liability to ceding companies.


RELATIONSHIPS WITH GIBRALTAR
During its early years, Everest Re also wrote some direct insurance. In 1978, Everest Re expanded its direct insurance operation by forming Gibraltar as a subsidiary. In 1985, Gibraltar and Everest Re ceased writing new and renewal direct insurance, and Gibraltar was put into run-off.

While Gibraltar actively wrote direct insurance, it was able to reinsure certain business through Everest Re's management underwriting facility ("MUF"). Begun in 1977, MUF was a reinsurance arrangement pursuant to which Everest Re ceded certain business to a number of insurance and reinsurance companies (the "MUF Participants"), many of them domiciled outside the United States. Gibraltar ceded its MUF-qualifying business first to Everest Re, which then immediately and entirely retroceded it to the MUF Participants. As a result of these cessions to Everest Re, Everest Re became, and remains, a reinsurer of Gibraltar with respect to the Gibraltar MUF cessions. As of December 31, 1996, Gibraltar's reinsurance receivables from Everest Re totaled $143.5 million. MUF became inactive with respect to new business in 1991.

Following the 1985 decision to put Gibraltar in runoff, Everest Re and Gibraltar entered into the following agreements pursuant to which Gibraltar became, and remains, a reinsurer of Everest Re (the "Gibraltar Contracts"):

* In 1986, Gibraltar reinsured all insurance obligations of Everest Re pursuant to certain insurance contracts written by Everest Re's former direct excess insurance operations, which ceased writing business in 1985 (the "Ceded Direct Insurance") (the "Direct Excess Retrocession").

* In 1989, Gibraltar reinsured Everest Re's medical malpractice and other professional liability reinsurance written in 1988 and prior years (the "Professional Liability Retrocession").

* During 1985 through 1990, Gibraltar and Everest Re commuted the obligations of a number of MUF Participants. In exchange for a cash payment from each commuted MUF Participant, Gibraltar assumed the obligations of such MUF Participant. The commuted business included assumed reinsurance originally retroceded to MUF Participants by Everest Re and direct insurance ceded by Everest Re and Gibraltar.

In 1991, Everest Re distributed the stock of Gibraltar to PRUCO, Inc., a direct, wholly-owned subsidiary of The Prudential ("PRUCO"). Simultaneously, PRUCO and Gibraltar entered into a surplus maintenance agreement pursuant to which PRUCO agreed to purchase such amount of surplus notes as may be necessary to maintain Gibraltar's statutory surplus at no less than $15 million at all times. PRUCO shortly thereafter distributed the stock of Gibraltar to The Prudential.

The Direct Excess Retrocession can be terminated by either Gibraltar or Everest Re upon 90 days' notice, whereas The Professional Liability Retrocession can only be terminated by Everest Re. A total of $119.6 million of the Gibraltar receivables is attributable to the Direct Excess Retrocession. If the Direct Excess Retrocession is terminated, all outstanding claims, including incurred but not reported losses ("IBNR"), will be commuted with the value of such claims, which may not exceed Everest Re's then outstanding loss reserves with respect thereto, to be mutually agreed upon or, if no agreement can be reached, determined by an actuary or appraiser mutually appointed. At the time of the IPO, the parties agreed that if Gibraltar terminates the Direct Excess Retrocession and the parties cannot agree on the value of the claims to be commuted, Everest Re's chief actuary will determine such value. Gibraltar could arbitrate the actuary's determination. If the Direct Excess Retrocession were to be so terminated and Everest Re's ultimate losses on the Ceded Direct Insurance were to exceed the commutation amount, the resulting reserve increases would constitute adverse development eligible for coverage under the Stop Loss Agreement (described below), subject to the applicable limits thereof.


STOP LOSS AGREEMENT
On October 5, 1995, Everest Re and Gibraltar entered into an aggregate stop loss retrocession agreement (the "Stop Loss Agreement"). The Stop Loss Agreement is intended to mitigate the impact on the Company's future earnings that could result from the adverse development, if any, of Everest Re's consolidated reserves for losses, allocated LAE and uncollectible reinsurance as of June 30, 1995, including IBNR; provided, that adverse development, if any, of such reserves relating to catastrophes (as defined in the Stop Loss Agreement) will only be covered to the extent that the catastrophe event to which such reserves relate occurred prior to January 1, 1995. Such adverse development is referred to herein as "Adverse Development". For a description of the Stop Loss Agreement, see Note 5 of Notes to Consolidated Financial Statements. Also See
Note 6F of Notes to the Consolidated Financial Statements.


STANDBY CAPITAL CONTRIBUTION AGREEMENT AND PRUCO INDEMNITY
On   October  5,  1995,  Holdings   agreed,   pursuant  to  a  Standby   Capital
Contribution Agreement (the "Capital Contribution Agreement"), to make certain capital contributions ("Capital Contributions") to Everest
Re. And, on October 5, 1995, PRUCO agreed to make payments ("Indemnity Payments") to Holdings, pursuant to an Indemnity Agreement (the "PRUCO
Indemnity"), in an amount equal to the Capital Contributions. For a description of the Capital Contribution Agreement and the PRUCO Indemnity, see
Note 6A of Notes to the Consolidated Financial Statements.


PRUDENTIAL GUARANTEES
On October 5, 1995, The Prudential guaranteed (i) up to $775.0 million of Gibraltar's obligations to Everest Re, and (ii) PRUCO's obligation to make the Indemnity Payments (the "Prudential Guarantees"). The Prudential agreed, subject to the terms and conditions thereof, to guarantee Gibraltar's payment obligations with respect to (i) the Stop Loss Agreement, subject to maximum aggregate payments of $375.0 million, and (ii) payment obligations under the Gibraltar Contracts, subject to maximum aggregate payments of $400.0 million. The maximum aggregate payments under the Prudential Guarantee of Gibraltar's obligations will be reduced in certain circumstances to take account of payments made and collateral provided in respect of the guaranteed obligations.

As of December 31, 1996, based on publicly available information, The Prudential had statutory basis total assets of $178.6 billion and statutory surplus of $9.4 billion.


CLAIMS
Claims are managed by the Company's professional claims staff whose responsibilities include reviewing initial loss reports and coverage issues, monitoring claims handling activities of ceding companies, establishing and adjusting proper case reserves and approving payment of claims. In addition to claims assessment, processing and payment, the claims staff selectively conducts comprehensive claims audits of both specific claims and overall claims procedures at the offices of selected ceding companies.


RESERVES FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss to the ceding company and the reinsurer and the ceding company's payment of that loss and subsequent payments to the ceding company by the reinsurer. To recognize liabilities for unpaid losses and loss adjustment expenses ("LAE"), insurers and reinsurers establish reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay reported and unreported claims and related expenses on losses that have already occurred. Actual losses and LAE paid may deviate, perhaps substantially, from such reserves. To the extent reserves prove to be insufficient to cover actual losses and LAE after taking into account available retrocessional coverage, including the reinsurance provided through the Stop Loss Agreement, Everest Re would have to augment such reserves and incur a charge to earnings which could be material in the period such augmentation takes place. See ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Loss and LAE Reserves".

While the reserving process is difficult and subjective for the ceding companies, the inherent uncertainties of estimating such reserves are even greater for the reinsurer, due primarily to the longer time between the date of an occurrence and the reporting of any attendant claims to the reinsurer, the diversity of development patterns among different types of reinsurance treaties or facultative contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies. In addition, trends that have affected development of liabilities in the past may not necessarily occur or affect liability development to the same degree in the future. Thus, actual losses and LAE may deviate, perhaps substantially, from estimates of reserves reflected in the Company's consolidated financial statements.

Like many other property and casualty insurance and reinsurance companies, Everest Re has experienced adverse loss development for prior accident years, which has led to adjustments in losses and LAE reserves. The increase in reserves for prior accident years reduced net income for the periods in which the adjustments were made. There can be no assurance that adverse development from prior years will not continue in the future or that such adverse development will not have a material adverse effect on net income. Adverse Development will be reinsured under the Stop Loss Agreement, up to the maximum limits thereunder and subject to the other terms and conditions thereof. See "Relationships with Gibraltar" and "Stop Loss Agreement".


CHANGES IN HISTORICAL RESERVES
The following table shows changes in statutory historical loss reserves for Everest Re for 1986 and subsequent years. The top line of each table shows the estimated reserves for unpaid losses and LAE recorded at each year end date.

Each amount in the top line represents the estimated amount of future payments for losses and LAE on claims occurring in that year and in prior years. The upper (paid) portion of the table presents the cumulative amounts paid through each subsequent year on those claims for which reserves were carried as of each specific year end. The lower (liability re-estimated) portion shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the actual claims for which the initial reserves were carried. The cumulative redundancy/deficiency line represents the cumulative change in estimates since the initial reserve was established. It is equal to the latest liability re-estimated amount less the initial reserve.

Each amount other than the original reserves in the top half of the table below includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 1989 for $100,000 was first reserved in 1986 at $60,000 and remained unchanged until settlement, the $40,000 deficiency (actual loss minus original estimate) would be included in the cumulative redundancy (deficiency) in each of the years in the period 1986 through 1988 shown below. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.


            TEN YEAR STATUTORY LOSS DEVELOPMENT TABLE PRESENTED NET OF REINSURANCE WITH SUPPLEMENTAL GROSS DATA(1)(2)

                                                                 Years Ended December 31,
                       ------------------------------------------------------------------------------------------------------------
                         1986      1987      1988      1989      1990      1991      1992      1993      1994      1995      1996
(Dollars in millions)  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------

Reserves for unpaid
  loss and LAE         $1,258.0  $1,676.7  $1,775.8  $1,766.7  $1,891.9  $1,752.9  $1,854.7  $1,934.2  $2,104.3  $2,327.7  $2,626.3
Paid (cumulative)
  as of:
  One year later          115.1     345.7     299.1     321.9     597.1     333.3     461.5     403.5     359.5     282.1
  Two years later         307.1     582.3     522.3     829.5     785.9     550.4     740.1     627.7     638.0
  Three years later       505.3     757.0     984.3     966.3     933.1     758.3     897.0     820.5
  Four years later        655.5   1,189.1   1,096.1   1,078.2   1,096.9     868.1   1,036.0
  Five years later      1,068.0   1,278.7   1,189.5   1,209.0   1,176.9     970.0
  Six years later       1,142.3   1,358.6   1,308.9   1,276.3   1,257.3
  Seven years later     1,212.1   1,478.7   1,367.9   1,346.6
  Eight years later     1,312.0   1,532.0   1,430.7
  Nine years later      1,367.7   1,591.1
  Ten years later       1,424.8
Liability re-estimated
  as of:
  One year later        1,336.9   1,767.0   1,794.6   1,835.4   1,866.3   1,737.8   1,929.2   2,008.5   2,120.8   2,298.1
  Two years later       1,421.3   1,841.5   1,813.2   1,834.3   1,872.8   1,775.7   1,988.9   2,015.4   2,233.7
  Three years later     1,563.0   1,839.6   1,805.6   1,849.5   1,907.5   1,843.3   2,010.0   2,119.0
  Four years later      1,607.1   1,879.1   1,867.6   1,913.6   1,976.5   1,855.7   2,111.9
  Five years later      1,659.8   1,942.2   1,934.5   1,982.3   1,984.3   1,955.1
  Six years later       1,714.4   2,029.1   2,007.6   1,984.1   2,080.0
  Seven years later     1,819.6   2,118.0   2,008.0   2,089.4
  Eight years later     1,910.7   2,125.2   2,122.6
  Nine years later      1,926.6   2,243.1
  Ten years later       2,037.0

Cumulative redundancy/
  (deficiency)         $ (779.0) $ (566.4) $ (346.8) $ (322.7) $ (188.1) $ (202.2) $ (257.2) $ (184.8) $ (129.4) $   29.6
                       ========  ========  ========  ========  ========  ========  ========  ========  ========  ========

Gross liability-end of year                                                        $2,476.7  $2,576.0  $2,752.8  $3,016.9  $3,298.2
Reinsurance receivable                                                                622.0     641.8     648.5     689.2     671.9
                                                                                   --------  --------  --------  --------  --------
Net liability-end of year                                                           1,854.7   1,934.2   2,104.3   2,327.7   2,626.3
                                                                                   --------  --------  --------  --------  ========
Gross re-estimated
  liability at December 31,
  1996                                                                              3,058.7   2,988.4   3,019.8   3,184.6
Re-estimated receivable
  at December 31, 1996                                                                946.8     869.4     786.1     886.5
                                                                                   --------  --------  --------  --------
Net re-estimated liability
  at December 31, 1996                                                              2,111.9   2,119.0   2,233.7   2,298.1
                                                                                   --------  --------  --------  --------
Gross cumulative
  redundancy/(deficiency)                                                          $ (582.0) $ (412.4) $ (267.0) $ (167.7)
                                                                                   ========  ========  ========  ========

----------
(1) Includes Gibraltar data through September 31, 1991

(2) Includes Everest Re Ltd. data which was previously excluded. All prior period amounts have been restated for this change.

For years prior to 1987, management believes that two factors had the most significant impact on loss development. First, through the mid-1980's, a number of industry and external factors, such as the propensity of courts to award large damage awards in liability cases, combined to increase loss frequency and severity to unexpectedly high levels. Second, contracts written prior to 1986 contained coverage terms which, for Everest Re and the industry in general, have been interpreted by courts to provide coverage for asbestos and environmental exposures not contemplated by either the pricing or the initial reserving of the contracts. Legal developments during the mid-1980's necessitated additional reserving for such exposures on both a case and IBNR basis. No losses were incurred net of reinsurance with respect to asbestos and environmental claims in 1996 or 1995. Incurred losses net of reinsurance with respect to asbestos and environmental claims were $40.5 million, $70.6 million and $35.4 million in 1994, 1993 and 1992, respectively. Substantially all of these losses related to pre-1986 exposures.

To the extent loss reserves on assumed reinsurance need to be increased, Everest Re would be entitled to certain payments under the Stop Loss Agreement. See "Stop Loss Agreement". Additionally, Holdings may be required to make payments under the Capital Contribution Agreement for which it would be entitled to indemnification under the PRUCO Indemnity. See "Standby Capital Contribution Agreement and PRUCO Indemnity". To the extent loss reserves on the Ceded Direct Insurance need to be increased and subject to the terms of the Gibraltar Contracts, Everest Re will be entitled to 100% protection from Gibraltar under the Gibraltar Contracts, which reinsurance obligations are guaranteed by The Prudential subject to the terms and conditions of the applicable Prudential Guarantee. See "Relationships with Gibraltar" and "Prudential Guarantees". Management believes that adequate provision has been made for Everest Re's loss and LAE reserves regardless of the availability of any such payments under the Stop Loss Agreement, the PRUCO Indemnity, and the Prudential Guarantees. Additionally, while there can be no assurance that reserves for and losses from these claims will not increase in the future, management believes that Everest Re's existing reserves and retrocessional arrangements and payments available under the Stop Loss Agreement, the PRUCO Indemnity and the Prudential Guarantees lessen the probability that such increases would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

The Ten Year Statutory Loss Development Table includes Gibraltar data until September 30, 1991 at which time Everest Re distributed the stock of Gibraltar to PRUCO. Thus the 1986-1990 "Reserves for unpaid loss and LAE" includes the Gibraltar liability. Similarly, the "Paid (cumulative) as of" and "Liability re-estimated as of" data include Gibraltar experience until September 30, 1991. At the time of the distribution of Gibraltar, Gibraltar still had $288.5 million of reserves outstanding. To more accurately reflect reserve development, the Gibraltar reserves were removed from the reserves for unpaid losses and LAE line for periods after 1991 and the $288.5 million was treated as a paid loss. The amounts so treated as paid in 1991 were $281.1 million and $285.6 million for the years 1986 and 1987, respectively, and $288.5 for each of the years 1988 through 1990. The following table identifies the cumulative reserve redundancy/(deficiency) relating to Gibraltar only, Everest Re excluding Gibraltar and the consolidated group.


                         CUMULATIVE RESERVE REDUNDANCY/(DEFICIENCY) ATTRIBUTABLE TO GIBRALTAR

                                                             Years Ended December 31,
                       ------------------------------------------------------------------------------------------------
                          1986      1987       1988      1989      1990      1991      1992      1993      1994    1995
(Dollars in millions)  -------   -------    -------   -------   -------   -------   -------   -------   -------   -----
Everest Re excluding
  Gibraltar            $(573.1)  $(389.8)   $(216.9)  $(224.6)  $(158.1)  $(202.2)  $(257.2)  $(184.8)  $(129.4)  $29.6
Gibraltar               (205.9)   (176.6)    (129.9)    (98.1)    (30.0)       --        --        --        --      --
                       -------   --------   -------   -------   -------   -------   -------   -------   -------   -----
Consolidated           $(779.0)  $(566.4)   $(346.8)  $(322.7)  $(188.1)  $(202.2)  $(257.2)  $(184.8)  $(129.4)  $29.6
                       =======   ========   =======   =======   =======   =======   =======   =======   =======   =====

The following table is derived from the Ten Year Statutory Loss Development Table above and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the same ten year period ended
December 31, 1996. Each column represents the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates for the indicated accident years.


                                   EFFECT OF RESERVE REESTIMATES ON CALENDAR YEAR OPERATIONS

                                                                                                               Cumulative
                                                                                                             Re-estimates
                                            Calendar Year Ended December 31,                                     for each
                 ------------------------------------------------------------------------------------------      Accident
                  1987     1988      1989     1990     1991     1992      1993     1994     1995      1996           Year
                 ------   ------   -------   ------   ------   ------   -------   ------   ------   -------  ------------
(Dollars in millions)
Accident Years
1986 & prior     $(78.9)  $(84.4)  $(141.8)  $(44.1)  $(52.7)  $(54.6)  $(105.2)  $(91.0)  $(18.9)  $(107.4)      $(779.0)
1987                        (7.0)     68.3     46.1     13.2     (8.5)     18.3      2.1     11.7     (10.4)        133.8
1988                                  54.8    (20.6)    47.1      1.1      20.0     15.8      6.8       3.3         128.3
1989                                          (50.1)    (6.5)    46.9       2.8      4.4     (1.4)      9.2           5.3
1990                                                    24.5      8.7      29.4     (0.4)    (6.0)      9.7          65.9
1991                                                             21.6      (3.2)     1.4     (4.6)     (3.8)         11.4
1992                                                                      (36.6)     7.9     (8.7)     (2.5)        (39.9)
1993                                                                               (14.5)    14.2      (1.7)         (2.0)
1994                                                                                         (9.8)     (9.2)        (19.0)
1995                                                                                                  142.4         142.4
Total calendar
  year effect    $(78.9)  $(91.4)  $ (18.7)  $(68.7)  $ 25.6   $ 15.2   $ (74.5)  $(74.3)  $(16.7)  $  29.6       $(352.8)


As illustrated by this table, the factors which caused the deficiencies shown in the Ten Year Statutory Loss Development Table relate almost entirely to accident years prior to 1986. With the exception of the 1992 accident year, which included Hurricane Andrew, the original reserves established for each accident year since 1986 have developed either positively or in a manner that is not materially adverse. Adverse development relating to accident years prior to July 1, 1995 (prior to January 1, 1995 for catastrophe losses) is mitigated by recoveries under the Stop Loss Agreement. As the Stop Loss Agreement was entered into in 1995, recoveries thereunder are reflected in the 1995 accident year rather than in the accident year which included the underlying adverse development.

The following table presents a reconciliation of beginning and ending reserve balances for the years indicated on a GAAP basis:


                  RECONCILIATION OF RESERVES FOR LOSSES AND LAE

                                                   Years Ended December 31,
                                              ----------------------------------
(Dollars in millions)                             1996         1995         1994
                                              --------     --------     --------
Reserves at beginning of period               $2,969.3     $2,706.4     $2,540.1
                                              --------     --------     --------
Incurred related to:
  Current year                                   745.6        658.0        646.5
  Prior years                                    (29.6)        16.7         74.3
                                              --------     --------     --------
         Total incurred losses                   716.0        674.7        720.8
                                              --------     --------     --------

Paid related to:
  Current year                                   139.1         92.9        157.7
  Prior years                                    282.1        359.5        403.5
                                              --------     --------     --------
         Total paid losses                       421.2        452.4        561.2
                                              --------     --------     --------
Change in reinsurance receivables
  on unpaid losses and LAE                       (17.3)        40.6          6.7
                                              --------     --------     --------
Reserves at end of period                     $3,246.9     $2,969.3     $2,706.4
                                              ========     ========     ========

The reconciliation of reserves on a GAAP basis to reserves reported on a statutory basis for each of the three years in the period ended December 31, 1996 is shown below:


RECONCILIATION OF RESERVES FOR LOSSES AND LAE FROM STATUTORY BASIS TO GAAP BASIS

                                                     Years Ended December 31,
                                                 -------------------------------
(Dollars in millions)                                1996       1995       1994
                                                 --------   --------   --------
Statutory reserves-net                           $2,387.7   $2,120.0   $1,934.6
Statutory retroactive reinsurance reserves           15.4        5.4         --
Financing arrangement                               (10.3)     (10.3)     (10.3)
                                                 --------   --------   --------
Subtotal                                          2,392.8    2,115.1    1,924.3
Foreign subsidiary reserves                         233.5      212.6      180.0
  Subtotal-net reserves as shown in loss
    development schedule                          2,626.3    2,327.7    2,104.3
Reinsurance receivable on unpaid losses             671.9      689.2      648.5
                                                 --------   --------   --------
  Subtotal-gross reserves as shown in loss
    development schedule                          3,298.2    3,016.9    2,752.8
                                                 --------   --------   --------
Foreign translation effect of Canadian reserves     (51.3)     (47.6)     (46.4)
                                                 --------   --------   --------
Reserves on a GAAP basis                         $3,246.9   $2,969.3   $2,706.4
                                                 ========   ========   ========

Statutory reserves are presented net of reinsurance receivables on unpaid loss and LAE for years ended December 31, 1996, 1995 and 1994. The amounts shown as financing arrangement in 1996, 1995 and 1994 relate to a single treaty which did not qualify for reinsurance accounting under GAAP.


RESERVES FOR ASBESTOS AND ENVIRONMENTAL LOSSES AND LOSS ADJUSTMENT EXPENSES Everest Re's reserves include an estimate of Everest Re's ultimate liability for asbestos and environmental claims for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of Everest Re's potential losses from asbestos and environmental claims. See ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asbestos and Environmental Exposures" and Note 8 of Notes to Consolidated Financial Statements.

The following table summarizes the composition of Everest Re's total reserves for asbestos and environmental losses, gross and net of reinsurance for the years ended December 31, 1996, 1995, 1994 and 1993:


                                                      Years Ended December 31,
                                                    ----------------------------
(Dollars in millions)                                  1996      1995      1994
                                                    -------   -------   -------
Case reserves reported by ceding companies          $ 101.2   $ 108.5   $ 112.9
Additional reserves established by Everest Re
  (assumed reinsurance)                                50.1      43.8      39.8
Case reserves established by Everest Re
  (Ceded Direct Insurance)                             52.8      50.3      52.3
IBNR reserves                                         219.2     225.9     240.6
                                                    -------   -------   -------
Gross reserves                                        423.3     428.5     445.5
Reinsurance receivable                               (222.3)   (230.8)   (241.9)
                                                    -------   -------   -------
Net reserves                                        $ 201.0   $ 197.7   $ 203.7
                                                    =======   =======   =======


Everest Re's asbestos and environmental claims are managed by an experienced staff consisting of seven people. This claims unit works closely with members of Everest Re's in-house legal staff on legal developments. The claims unit also meets with the management of primary insurance companies to understand their asbestos and environmental exposures and reserving practices.

Additional losses, the type or magnitude of which cannot be foreseen by the Company, or the reinsurance industry generally, may emerge in the future. Such future emergence, to the extent not covered by existing retrocessional contracts, including the Stop Loss Agreement, could have material adverse effects on the Company's future financial condition, results of operations and cash flows.


INVESTMENTS
Everest Re's overall financial strength and results of operations are, in part, dependent on the quality and performance of its investment portfolio. Net investment income and net realized capital gains (losses) on Everest Re's invested assets constituted 16.9%, 21.1% and 13.5% of the Company's revenues for the years ending December 31, 1996, 1995 and 1994, respectively. The Company's cash and invested assets totalled $3,624.6 million at December 31, 1996 of which 95.0% were cash or investment grade fixed maturities.

Everest Re's investment strategy emphasizes maintaining a high quality investment portfolio while maximizing long-term after-tax investment income. Everest Re's current investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable bond and tax-exempt municipal bond portfolio, while maintaining an adequate level of liquidity. Everest Re's mix of taxable and tax-preferenced investments is adjusted continuously, consistent with Everest Re's current and projected operating results, market conditions and tax position. Additionally, Everest Re invests in marketable equity securities which it believes will enhance the risk-adjusted total return of the investment portfolio.

The Investment Committee of Everest Re's Board of Directors is responsible for establishing investment policy and guidelines and, together with senior management, for overseeing their execution. Everest Re's investment portfolio is in compliance with the insurance laws of the state of Delaware, its domiciliary state, and of other jurisdictions in which it is regulated. These laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in government obligations, corporate bonds, preferred and common stocks, real estate mortgages and real estate. An independent investment advisor is utilized to manage the Company's investment portfolio within the established guidelines and is required to report activities on a current basis and to meet with the Company periodically to review and discuss the portfolio structure, securities selection and performance results.

Everest Re's investment guidelines include a duration guideline of three to six years. The duration of an investment is based on the maturity of the security but also reflects the possibility of early prepayment of such security without a prepayment penalty. This investment duration guideline is sensitive to Everest Re's average duration of potential liabilities which, at December 31, 1996, was approximately five years. Liability duration is determined based on the estimated payouts of underwriting liabilities using standard duration calculations.

Approximately 13.2% of the Company's consolidated reserves for losses and LAE and unearned premiums represents estimated amounts payable in foreign currencies. For each currency in which the Company has established substantial reserves, the Company seeks to maintain invested assets denominated in such currency in an amount approximately equal to the estimated liabilities which are denominated in such currency.

As of December 31, 1996, 99.4% of Everest Re's fixed maturities consisted of investment grade securities. The average maturity of fixed maturities was 7.8 years at December 31, 1996, and their overall duration was 5.2 years. As of December 31, 1996, Everest Re did not have any material holdings of issuers who management believes are experiencing cash flow difficulty to an extent that the ability of the obligor to meet debt service payments is threatened. Everest Re's current investment strategy does not contemplate additional investment in non-investment grade securities or any investments in commercial real estate or direct commercial mortgages. Also, investments in derivative products (i.e., products which include features such as futures, forwards, swaps, options and other investments with similar characteristics) are generally prohibited, without the prior approval of Everest Re's Investment Committee. At December 31, 1996, the Company had no investments in derivative products.

As of December 31, 1996, the common stock portfolio was $147.3 million at market value, is managed with a growth and income orientation and consisted primarily of investments in dividend paying mid and large capitalization companies. Also included in the stock portfolio are strategic minority interests in Corporacion MAPFRE S.A. ("MAPFRE"), an insurance group in Spain, and three other companies. These companies accounted for $42.5 million (of which $35.8 million related to MAPFRE) or 28.8% of Everest Re's total equity investments as of December 31, 1996 and 1.2% of total cash and investments.

The following table reflects investment results for Everest Re for each of the five years in the period ended December 31, 1996:



                                                                        Pre-Tax
                                            Pre-Tax                Realized Net
                               Average   Investment   Effective   Capital Gains
                        Investments(1)   Income(2)     Yield(3)        (Losses)
                        --------------   ----------   ---------   -------------
Years Ended December 31,
  (Dollars in millions)
1996                          $3,416.4       $191.9        5.62%           $5.7
1995                           2,894.9        166.0        5.73            33.8
1994                           2,620.9        143.6        5.48           (10.5)
1993                           2,532.2        141.1        5.57            78.8
1992                           2,407.2        159.3        6.62            87.5

----------------
(1) Average of the beginning and ending carrying values of investments and cash, less net funds held and non-interest bearing cash. Common stocks and nonredeemable preferred stocks are carried at fair market value. Bonds and redeemable preferred stocks are carried at amortized cost except that, effective December 31, 1993, bonds and redeemable preferred stock available for sale are carried at fair market value.

(2) After investment expenses, excluding realized net capital gains (losses).

(3) Pre-tax  net   investment   income   for  the  period  divided   by  average
    investments for the same period and annualized for interim periods.


The following table summarizes fixed maturities as of December 31, 1996 and 1995:


                                              Amortized    Unrealized    Unrealized      Market
                                                   Cost  Appreciation  Depreciation       Value
(Dollars in millions)                         ---------  ------------  ------------    --------
December 31, 1996:
  U.S. Treasury securities and obligations
    of U.S. government agencies and
    corporations                               $  192.6        $  1.2          $1.4    $  192.4
  Obligations of states and political
    subdivisions                                1,309.9          56.1           1.0     1,365.0
  Corporate Securities                            740.0          11.4           0.3       751.1
  Mortgage-backed securities                      487.1           7.7           2.0       492.8
  Foreign debt securities                         545.2          24.7           0.9       569.0
                                               --------        ------          ----    --------
         Total                                 $3,274.8        $101.1          $5.6    $3,370.3
                                               ========        ======          ====    ========

December 31, 1995:
  U.S. Treasury securities and obligations
    of U.S. government agencies and
    corporations                               $  101.7        $  2.4          $0.4    $  103.7
  Obligations of states and political
    subdivisions                                1,185.4          65.0           0.4     1,250.0
  Corporate Securities                            773.4          25.0           0.7       797.7
  Mortgage-backed securities                      355.7           9.9           0.4       365.2
  Foreign debt securities                         455.5          17.7           3.7       469.5
                                               --------        ------          ----    --------
         Total                                 $2,871.8        $120.0          $5.7    $2,986.1
                                               ========        ======          ====    ========


The following table presents the credit quality distribution by the National Association of Insurance Commissioners ("NAIC") rating of Everest Re's fixed maturities as of December 31, 1996:


                                                          Held to  Available
(Dollars in millions)                                    Maturity   For Sale
  NAIC                                                 (Amortized    (Market             Percent of
Rating(1)  Standard and Poor's Equivalent Description       Cost)     Value)      Total       Total
---------  ------------------------------------------  ----------  ---------   --------  ----------
    1      AAA/AA/A                                         $78.3   $2,622.4   $2,700.7        80.3%
    2      BBB                                                1.8      310.3      312.1         9.3
    3      BB                                                  --       19.4       19.4         0.6
    4      B                                                   --         --         --          --
    5      CCC/CC/C                                           0.4         --        0.4         0.0
    6      CI/D                                                --        1.4        1.4         0.0
           Foreign subsidiary investments(2)                   --      328.5      328.5         9.8
                                                            -----   --------   --------       -----
                    Total(3)                                $80.5   $3,282.0   $3,362.5       100.0%
                                                            =====   ========   ========       =====

------------
(1) The Securities Valuation Office of the NAIC  maintains a security  valuation system that assigns a numerical rating to securities. The numerical ratings generally correspond to S & P's classifications, as indicated, although S & P's has not necessarily rated the securities indicated. Rating categories 1 and 2 are considered investment grade and categories 3 through 6 are considered non-investment grade.

(2) Foreign subsidiary investments are not subject to NAIC ratings but, in the opinion of the investment manager, are of high investment grade.

(3) Certain totals may not reconcile due to rounding.


The following table summarizes fixed maturities by contractual maturity as of December 31, 1996:

                                 Held to Maturity   Available For Sale           Total      Percent of
                                 (Amortized Cost)       (Market Value)   Balance Sheet   Balance Sheet
(Dollars in millions)            ----------------   ------------------   -------------   -------------
Maturity category:
  Less than one year                        $10.7             $   75.7        $   86.4             2.6%
  Due after 1-5 years                        26.8                655.1           681.9            20.3%
  Due after 5-10 years                        7.2                963.1           970.3            28.9%
  Due after 10 years                         35.8              1,095.3         1,131.1            33.6%
                                            -----             --------        --------           -----
        Subtotal                             80.5              2,789.2         2,869.7            85.3%
  Mortgage-backed securities(1)                --                492.8           492.8            14.7%
                                            -----             --------        --------           -----
        Total(2)                            $80.5             $3,282.0        $3,362.5           100.0%
                                            =====             ========        ========           =====

------------
(1) Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. Therefore contractual maturities are excluded from this table since they may not be indicative of actual maturities.
(2) Certain totals may not reconcile due to rounding.


RATINGS
Everest  Re  currently  has a rating  of "A"  (Excellent)  from  A.M.  Best,  an independent insurance industry rating organization which rates companies on factors of concern to policyholders. A.M. Best states that the "A" (Excellent) rating is assigned to those companies which, in its opinion, have achieved excellent overall performance when compared to the standards established by A.M. Best and have demonstrated a strong ability to meet their obligations to policyholders over a long period of time. The "A" (Excellent) rating is the third highest of fifteen ratings assigned by A.M. Best, which range from "A++" (Superior) to "F" (In liquidation). Additionally, A.M. Best has eleven classifications within the "Not Assigned" category.

Everest  Re  currently  has  a  claims-paying  ability  rating  of  "A+"  (Good)
from Standard & Poor's, an independent rating organization which rates an insurance company's financial capacity to meet the obligations of its insurance policies in accordance with their terms. Standard & Poor's states that the "A+" rating is assigned to those companies which, in its opinion, have secure financial capacity to meet policyholder obligations. The "A+" rating is the fifth highest of eighteen ratings assigned by Standard & Poor's, which range from "AAA" (Superior) to "R" (Regulatory Action). Ratings from AA to B may be modified by the use of a plus or minus sign to show relative standing of the insurer within those rating categories.

Everest Re currently has an insurance financial strength rating of "A2" (Good) from Moody's. Moody's states that insurance companies rated "A" offer good financial security. However, elements may be present which suggest a susceptibility to impairment sometime in the future. Moody's rating gradations are shown through the use of nine distinct symbols, each symbol representing a group of ratings in which the financial security is broadly the same. The "A2"
(Good) rating is the sixth highest of ratings assigned by Moody's, which range from "Aaa" (Exceptional) to "C" (Lowest). Moody's further distinguishes the ranking of an insurer within its generic rating classification from Aa to B with 1, 2 and 3 ("1" being the highest).

A.M. Best's, Standard & Poor's and Moody's ratings are based upon factors of concern to policyholders and should not be considered an indication of the degree or lack of risk involved in an equity investment in an insurance company. Each of these rating agencies reviews its ratings periodically, and there can be no assurance that Everest Re's ratings will be maintained in the future.


COMPETITION
The property and casualty reinsurance business is highly competitive. Competition with respect to the types of reinsurance in which Everest Re is engaged is based on many factors, including the perceived overall financial strength of the reinsurer, A.M. Best's and/or Standard & Poor's rating of the reinsurer, underwriting expertise, the states where the reinsurer is licensed or otherwise authorized, premiums charged, other terms and conditions of the reinsurance offered, services offered, speed of claims payment and reputation and experience in lines written. Everest Re competes for its business in the United States and international reinsurance markets with numerous international and domestic reinsurance companies, some of which have greater financial resources than Everest Re.

Everest Re's competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies and domestic and international underwriting operations. Some of these competitors have greater financial resources than Everest Re, have been operating for longer than Everest Re, and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. Although most U.S. reinsurance companies operate in the broker market, most of Everest Re's largest competitors work directly with ceding companies, competing with brokers. Management believes that Everest Re's major competitors are large U.S. and foreign reinsurance companies.

Since 1987, the industry has experienced increased global competition. During this period, primary insurers retained an increasing portion of their business, which, together with the competitive market conditions, resulted in excess reinsurance capacity and generally low rates of premium growth. In the early 1990s, several well-capitalized new Bermuda-based companies have entered the reinsurance industry, and added significant capacity, particularly in the catastrophe reinsurance market, and rendered future rate improvement uncertain. In addition, Lloyd's of London has relaxed its requirement that syndicate members have unlimited liability for losses and has allowed limited liability investors to join syndicates, thereby increasing the reinsurance capacity at Lloyd's. In 1996, Lloyd's has also implemented its reconstruction and renewal plan in an attempt to separate past losses from the current market participants and to provide a more secure market going forward.

Management believes that since 1987, a number of factors, including global competition, the emergence of significant reinsurance capacity from the Bermuda and rejuvenated Lloyds' markets, higher retentions by primary insurance companies and consolidation in the insurance industry, have resulted in increasingly competitive market conditions across most lines of business and have influenced the softening of prices and contract terms in the current marketplace.

The Company may, in the future, face additional competition from other well-capitalized companies or from market participants that may devote more of their capital to the reinsurance business or from the capital markets entry into insurance and reinsurance investment products. And, the Company believes that the insurance and reinsurance industries will continue to undergo further consolidation, including reinsurance brokers, whose role will become stronger, and that reinsurers will need significant size and financial strength to compete effectively.

EMPLOYEES
As of March 3, 1997, Everest Re employed 400 persons. Management believes that its employee relations are good. None of Everest Re's employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements at Everest Re.


INFORMATION RELATING TO DOMESTIC AND FOREIGN OPERATIONS
Financial information relating to industry segments set forth in Note 10 of Notes to Consolidated Financial Statements of the Company is incorporated herein by reference.


REGULATORY MATTERS
The Company is subject to regulation under the insurance statutes of various jurisdictions, including Delaware, the domiciliary state of Everest Re, Arizona, the domiciliary state of Everest National, the United Kingdom, the domiciliary jurisdiction of Everest Ltd., and Canada, the domiciliary jurisdiction of Everest Canada.

INSURANCE HOLDING COMPANY REGULATION. Insurance holding company laws and regulations generally require the holding company to register with the relevant state regulatory authorities and file certain reports which include current information concerning the capital structure, ownership, management, financial condition and general business operations of the insurance holding company and its subsidiaries licensed in the state. State regulators also require prior notice or regulatory approval of changes in control of an insurer or its holding company and of certain material inter-affiliate transactions within the holding company structure. See "-Dividends by Everest Re".

Under the Delaware and Arizona Codes and regulations thereunder, no person, corporation or other entity may acquire a controlling interest in the Company, unless such person, corporation or entity has obtained the prior approval of the Delaware and Arizona Insurance Commissioners for such acquisition. For the purposes of the Delaware and Arizona Codes, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired "control" of such company. To obtain the approval of any such change in control, the proposed acquirer must file an application with the Delaware and Arizona Insurance Commissioners. This application requires the acquirer to disclose its background, financial condition, the financial condition of its affiliates, the source and amount of funds by which it will effect the acquisition, the criteria used in determining the nature and amount of consideration to be paid for the acquisition, proposed changes in the management and operations of the insurance company and any other related matters.

The United Kingdom Insurance Companies Act 1982 requires the prior approval by the Department of Trade and Industry of anyone proposing to become a "controller" of any insurance company regulated under such Act. Any company or individual that directly or indirectly exercises 15% or more of the voting power at a general meeting of a regulated insurance company incorporated in the United Kingdom which only engages in reinsurance business is considered a "controller". The Insurance Companies Act of Canada also requires prior approval by the Minister of Finance of anyone acquiring a significant interest in an authorized Canadian insurance company. In addition, the Company is subject to regulation by the insurance regulators of other states and foreign jurisdictions in which it does business. Certain of these states and foreign jurisdictions impose regulations regulating the ability of any person to acquire control of an insurance company without appropriate regulatory approval similar to those described above.

DIVIDENDS BY EVEREST RE. Because the operations of the Company are conducted through Everest Re and its subsidiaries, the Company is dependent upon dividends and other permissible payments from Everest Re to meet its obligations and to pay dividends in the future should Holdings' Board of Directors decide to do so. The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law.

Under  the  Delaware  Code, before  a  Delaware  domiciled  insurer  may pay any dividend it must give 10 days prior notice to the Delaware Insurance Commissioner. During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. A Delaware domiciled insurer may only pay cash dividends from the portion of its available and accumulated surplus funds derived from realized net operating profits and realized capital gains. Additionally, a Delaware domiciled insurer may not pay any "extraordinary" dividend or distribution until
(i) 30 days after the Delaware Insurance Commissioner has received notice of a declaration thereof and has not within such period disapproved such a payment or (ii) the Delaware Insurance Commissioner has approved such payment within the

30-day period. Under the Delaware Code, an "extraordinary" dividend of a property and casualty insurer is a dividend the amount of which, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of (i) 10% of an insurer's statutory surplus as of the end of the prior calendar year or (ii) the insurer's statutory net income, not including realized capital gains, for the prior calendar year. Under this definition, the maximum amount that will be available for the payment of dividends by Everest Re in 1997 without triggering the requirement for prior approval of regulatory authorities in connection with an extraordinary dividend is $84.4 million. As of December 31, 1996, Everest Re's accumulated statutory surplus from realized net operating profits and realized gains was $399.7 million.

STATE INSURANCE REGULATION. U.S. domestic property and casualty insurers, including reinsurers, are subject to regulation by their state of domicile and by those states in which they are licensed. The rates and policy terms of
reinsurance   agreements   generally  are  not  subject  to  regulation  by  any
governmental authority. This contrasts with primary insurance policies and agreements, the rates and policy terms of which are generally regulated closely by state insurance departments.

Everest Re is subject primarily to regulation and supervision that relate to licensing requirements, solvency requirements, investment requirements, restrictions on the size of risks which may be insured, deposit of securities for the benefit of ceding companies and/or policyholders, accounting requirements, periodic examinations of financial condition and affairs, the form and content of financial statements that must be filed with regulators and the level of minimum reserves necessary to cover unearned premiums, losses and other purposes. In general, such regulation is designed to protect ceding insurers and, ultimately, their policyholders, rather than stockholders. The operations of Everest Re's foreign branch offices in Canada, Hong Kong and the United Kingdom are subject to regulation by the insurance regulatory officials of those jurisdictions. Management believes that the Company is in material compliance with applicable laws and regulations pertaining to its business and operations.

Everest National is subject to similar regulation and, in addition, must comply with substantial regulatory requirements in each state where it does business. These additional requirements include, but are not limited to, rate and policy form requirements, requirements with regard to licensing, agent appointments, participation in residual markets and claims handling procedures. These regulations are primarily designed for the protection of policyholders.

LICENSES. Ordinarily, in the United States, a primary insurer will only enter into reinsurance agreements if it can obtain credit for the reinsurance on its statutory financial statements. Credit is usually granted when the reinsurer is licensed or accredited in a state where the primary insurer is domiciled. In addition, many states permit credit for reinsurance ceded to a reinsurer that is domiciled and licensed in another state. Such a reinsurer must meet certain financial requirements and, in some instances, the domiciliary state of such a reinsurer must have substantially similar reinsurance credit law requirements as the domiciliary state of the primary insurer or if credit for reinsurance is not available, the primary insurer may reduce its liabilities on its statutory financial statements if it is provided with collateral to secure the reinsurer's obligations.

Everest Re is a licensed property/casualty insurer and/or reinsurer in all states and the District of Columbia with the exception of Nevada, North Carolina, West Virginia and Wyoming. In New Hampshire and Puerto Rico, Everest Re is licensed for reinsurance only.

Everest Re is licensed as a property/casualty reinsurer in Canada. It is also authorized to conduct reinsurance business in the United Kingdom and Hong Kong. Everest Re can also write reinsurance in other foreign countries. Because some jurisdictions require a reinsurer to register in order to be an acceptable market for local insurers, Everest Re is registered as a foreign insurer and/or reinsurer in the following countries: Argentina, Bolivia, Chile, Colombia, Ecuador, Guatemala, Mexico, Peru, Venezuela and the Philippines. Everest Ltd. is authorized to engage in the reinsurance business in the United Kingdom and reinsures risks worldwide. Everest National is licensed in 38 states and the District of Columbia. Everest Canada is federally licensed under the Insurance Companies Act of Canada and provincially licensed in Ontario.

PERIODIC    EXAMINATIONS.      Everest    Re    and   Everest    National    are
subject  to   examination  of  their   affairs  by  the  insurance   departments
of  the  states  in   which   they  are  licensed,   authorized  or  accredited.
Delaware and Arizona, the domiciliary states of Everest Re and Everest National, respectively, usually conduct examinations of domestic companies every 3 years and may do so at such other times as are deemed advisable by the respective insurance commissioner. Everest Re's and Everest National's last examination reports were as of December 31, 1994. Neither report contained any material recommendations.

NAIC RISK-BASED CAPITAL REQUIREMENTS. The NAIC has instituted a formula to measure the amount of capital appropriate for a property and casualty insurance company to support its overall business operations in light of its size and risk profile. The major categories of a company's risk profile are its asset risk, credit risk, and underwriting risk. The new standards are an effort by the NAIC to prevent insolvencies, to ward off other financial difficulties of insurance companies, and to establish uniform regulatory standards among state insurance departments.

Under the approved formula, a company's statutory surplus is compared to its risk based capital (RBC). If this ratio is above a minimum threshold, no action is necessary. Below this threshold are four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer as the ratio of surplus to RBC decreases. The mildest intervention requires the company to submit a plan of appropriate corrective actions. The most severe action requires the company to be rehabilitated or liquidated.

Based upon Everest Re's and Everest National's financial positions at December 31, 1996, Everest Re and Everest National exceed the minimum thresholds. Various proposals to change the RBC formula have been proposed. The Company is unable to predict whether any such proposal will be adopted, the form in which any such proposals would be adopted or the effect, if any, the adoption of any such proposal or change in the RBC calculations would have on the Company.

LEGISLATIVE AND REGULATORY PROPOSALS. Various regulatory and legislative changes have from time to time been proposed that could affect reinsurers and insurers. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers, Superfund re-authorization, state and federal involvement in insuring catastrophes, limitations on the ability of primary insurance carriers to effect premium rate increase or to cancel or not renew existing policies, modifications to investment limitations, and creation of interstate compacts for multi-state insurer receivership proceedings or multi-state insurance regulation. The Company is unable to predict whether any of these proposals will be adopted, the form in which any such proposals would be adopted, or the impact, if any, such adoption would have on the Company.


ITEM 2.  PROPERTIES
Everest Re's corporate offices are located in Newark, New Jersey, and occupy approximately 130,000 square feet of office space under a sublease with The Prudential that expires on December 31, 2004, subject to Everest Re's option to terminate the sublease with no penalty under certain circumstances. On December 3, 1996, Everest Re entered into a new sublease with The Prudential for 112,000 square feet of office space in Liberty Corner, New Jersey. On or about May 1, 1997, Everest Re will move its corporate offices to this new location and will terminate its sublease of the Newark, New Jersey office on a date to coincide with the commencement of rent payments under the sublease for the Liberty
Corner, New Jersey office, without any penalties. Everest Re's other eight office locations occupy a total of 57,500 square feet, all of which are leased. Management believes that the above described office space is adequate for its current and anticipated needs.


ITEM 3.  LEGAL PROCEEDINGS
The Company is involved in litigation and arbitration in the normal course of its business. Management does not believe that any such pending litigation or arbitration will have a material adverse effect on the Company's results of operations, financial condition and cash flows. However, no assurance can be given as to the decisions that may be rendered by the courts or arbitration panels in any of such litigation and arbitration matters.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)   MARKET INFORMATION
Since October 3, 1995, the common stock of the Company has been traded on the New York Stock Exchange under the symbol "RE". Quarterly high and low market prices of the Company's common stock in 1995 and 1996 were as follows:

                                                               High         Low
                                                              -----       ------
From October 3 to December 31, 1995:                          23.50       18.50
First Quarter 1996:                                           25.125      20.125
Second Quarter 1996:                                          26.50       21.375
Third Quarter 1996:                                           26.50       22.50
Fourth Quarter 1996:                                          29.50       23.875


(b)   NUMBER OF HOLDERS OF COMMON STOCK
The number of record holders of common stock as of March 1, 1997 was 84. That number excludes the beneficial owners of shares held in "street" names or held through participants in depositories, such as The Depository Trust Company.


(c)   DIVIDEND HISTORY AND RESTRICTIONS
In 1995, the Board of Directors of the Company established a policy of declaring regular quarterly cash dividends. The first such dividend was $0.03 per share, declared and paid in the fourth quarter of 1995. The Company declared and paid its regular quarterly cash dividend of $0.03 per share for each quarter of 1996. On February 24, 1997, the Board of Directors raised the quarterly dividend to $0.04 per share and declared a dividend, payable on or before March 27, 1997, to shareholders of record on March 7, 1997.

The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, financial condition and business needs, capital and surplus requirements of the Company's operating subsidiaries, regulatory considerations and other factors, and the ability of Everest Re to pay dividends to the Company.

As an insurance holding company, the Company depends on payments from Everest Re to pay cash dividends to stockholders. The payment of dividends by Everest Re is subject to certain limitations imposed by the Delaware Code. See "Regulatory Matters -- Dividends by Everest Re" and Note 7A of Notes to Consolidated Financial Statements.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated GAAP financial data of the Company as of and for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 were derived from consolidated financial statements of the Company which were audited by Coopers and Lybrand L.L.P. (1996) and Deloitte and Touche LLP (1992 - 1995), independent auditors. The statutory data have been derived from statutory financial statements filed with the Delaware Insurance Department. Such statutory financial statements are prepared in accordance with SAP, which differ from GAAP. The statutory financial statements are unconsolidated and reflect the results of operations of Everest Re's subsidiaries, Everest Ltd. and Everest National on the equity method. The following financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes. The supplemental information for 1995 excludes the effects of an IPO-related premium charge of $140.0 million ($91.0 million after taxes) for the Stop Loss Agreement and an IPO-related compensation expense charge of $13.3 million ($8.7 million after taxes) principally for stock awards to the Company's Chief Executive Officer. Such supplemental information is presented to facilitate an understanding of the impact on the Company's results of operations of these non-recurring charges, but should not, however, be considered as an alternative to the respective amounts determined in accordance with GAAP as an indicator of the Company's operating performance.

                                                                   Years Ended December 31,
                                                  --------------------------------------------------------
(Dollars in millions, except per share amounts)       1996        1995        1994        1993        1992
                                                  --------    --------    --------    --------    --------
Operating data:
  Gross premiums written                          $1,044.0    $  949.5    $  953.2    $  918.1    $  837.8
  Net premiums written                             1,030.5       783.2       863.2       892.3       767.6
  Net premiums earned                                973.6       753.3       853.3       883.2       753.2
  Net investment income                              191.9       166.0       143.6       141.1       159.3
  Net realized capital gains (losses)(1)               5.7        33.8       (10.5)       78.8        87.5
  Total revenue                                    1,169.3       948.9       982.8     1,098.3       998.1
  Losses and LAE incurred (including
    catastrophes)                                    716.0       674.7       720.8       687.4       853.1
    Catastrophe losses(2):
      Hurricane Andrew(3)                               --         0.5         3.9        30.4       247.2
      Northridge earthquake                             --          --        70.9          --          --
      Other(4)                                         7.1        30.9         7.1        (7.8)       59.6
    Total catastrophe losses(5)                        7.1        31.4        81.9        22.7       306.8
  Commission and brokerage expenses                  252.9       226.8       197.9       189.6       202.0
  Other underwriting expenses                         56.5        60.6        68.3        64.7        56.7
  Compensation related to public offering               --        13.3          --          --          --
  Restructuring and early retirement costs              --          --         7.8          --          --
  Total expenses(5)                                1,025.5       975.4       994.8       941.7     1,111.8
  Income (loss) before taxes(5)                      143.8       (26.6)      (12.0)      156.5      (113.8)
  Income tax (benefit)                                31.8       (27.3)      (22.6)       30.2       (52.2)
  Net income (loss)(5)                            $  112.0    $    0.7    $   10.7    $  126.4    $  (61.6)
                                                  ========    ========    ========    ========    ========
  Net income (loss) per share(6)                  $   2.22    $   0.01    $   0.21    $   2.53    $  (1.23)
                                                  ========    ========    ========    ========    ========
  Dividends paid per share                        $   0.12    $   0.14    $   0.15    $     --    $     --
                                                  ========    ========    ========    ========    ========

Certain GAAP financial ratios:
  Loss and LAE ratio(7)                               73.5%       89.6%       84.5%       77.8%      113.3%
  Underwriting expense ratio(8)                       31.8        39.9        31.2        28.8        34.3
                                                  --------    --------    --------    --------    --------
  Combined ratio                                     105.3%      129.5%      115.7%      106.6%      147.6%
                                                  ========    ========    ========    ========    ========

Certain SAP data(9):
  Ratio of net premiums written to surplus(10)         1.2x        1.0x        1.2x        1.3x        1.4X
  Statutory surplus                               $  772.7    $  686.9    $  600.7    $  607.7    $  519.0
  Loss and LAE ratio(11)                              71.2%       92.2%       85.8%       81.0%      112.7%
  Underwriting expense ratio(12)                      31.7        38.9        32.6        29.1        33.0
                                                  --------    --------    --------    --------    --------

  Combined ratio                                     102.9%      131.1%      118.4%      110.1%      145.7%
                                                  ========    ========    ========    ========    ========

Balance sheet data (at end of period):
  Total investments and cash                      $3,624.6    $3,238.3    $2,573.2    $2,610.8    $2,347.1
  Total assets                                     5,039.4     4,647.8     4,040.6     3,920.6     3,705.5
  Loss and LAE reserves                            3,246.9     2,969.3     2,706.4     2,540.1     2,443.9
  Total liabilities                                3,953.3     3,664.2     3,299.6     3,045.2     3,002.3
  Stockholder's equity(13)                         1,086.0       983.6       741.0       875.4       703.2
  Book value per share(14)                           21.51       19.36       14.82       17.51       14.06
Supplemental information, excluding IPO-related
  charges:
  Net premiums written                                        $  923.2
  Net premiums earned                                            893.3
  Income before taxes                                            126.8
  Net income                                                  $  100.4
                                                              ========
  Net income per share                                        $   2.00
                                                              ========
  Supplemental GAAP financial ratios:
    Loss and LAE ratio                                            75.5%
    Underwriting expense ratio                                    32.2
                                                              --------
    Combined ratio                                               107.7%
                                                              ========
  Supplemental SAP data:
    Ratio of net premiums written to surplus                       1.2X
    Loss and LAE ratio                                            75.5%
    Underwriting expense ratio                                    32.0
                                                              --------
    Combined ratio                                               107.5%
                                                              ========


------------
 (1) After-tax operating income (loss), before after-tax net realized capital gains or losses, was $108.3 million (or $2.14 per share), ($21.2) million (or ($0.42)per share), $17.5 million (or $0.35 per share), $75.2 million (or $1.50 per share) and ($119.4) million (or ($2.39) per share) for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively. Supplemental after-tax operating income, before net realized capital gains and excluding IPO-related charges, was $78.4 million (or $1.56 per share) for the year ended December 31, 1995.

 (2) Catastrophe losses are net of reinsurance. A catastrophe is defined, for purposes of the Selected Consolidated Financial Data, as an event that causes a pre-tax loss before reinsurance of at least $5.0 million and has an event date of January 1, 1988 or later.

 (3) Losses with respect to Hurricane Andrew are net of a $100.0 million aggregate excess of loss reinsurance recovery in 1992.

 (4) Other catastrophe losses include adverse (favorable) development on loss reserves for other catastrophes occurring on or after January 1, 1988.

 (5)  Some amounts may not reconcile due to rounding.

 (6) Based on 50.6 million weighted average shares outstanding for 1996, 50.2 million weighted average shares outstanding for 1995, and 50.0 million shares outstanding for 1994, 1993 and 1992.

 (7)  GAAP losses  and LAE incurred as a percentage of GAAP net premiums earned.

 (8) GAAP underwriting expenses as a percentage of GAAP net premiums earned. Including restructuring and early retirement costs, incurred in the fourth quarter of 1994, the Company's GAAP underwriting expense ratio in 1994 was 32.1%.

 (9) Statutory results are on a Everest Re legal entity basis; consequently, investments in subsidiary operations are accounted for on an equity basis.

(10)  Statutory net premiums written as a percentage of period-end surplus.

(11) Statutory losses and LAE incurred as a percentage of SAP net premiums earned.

(12) Statutory underwriting expenses as a percentage of SAP net premiums written.

(13)  Excluding  net  unrealized  appreciation  (depreciation)  of  investments, stockholder's equity was $1,008.3 million, $899.9 million, $799.1 million, $794.6 million and $675.0 million as of December 31, 1996, 1995, 1994, 1993 and 1992, respectively.

(14)  Based  on 50.5 million  shares  outstanding  for  December 31, 1996,  50.8
      million   shares   outstanding  for  December  31, 1995  and 50.0  million
      shares outstanding for December 31, 1994, 1993 and 1992, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
INDUSTRY CONDITIONS. Since 1987, a number of factors, including global competition, the emergence of significant reinsurance capacity from the Bermuda and rejuvenated Lloyds' markets, higher retentions by primary insurance companies and consolidation in the insurance industry, have caused increasingly competitive market conditions across most lines of business and have influenced the softening of prices and contract terms in the current market place. The Company cannot predict with any reasonable certainty, if, when or to what extent market conditions as a whole will change. See "Business-Competition" for a further discussion.

INITIAL PUBLIC OFFERING. On October 6, 1995 the Company's former ultimate parent, The Prudential Insurance Company of America, ("The Prudential"), completed an initial public offering ("IPO") of 100% of the outstanding stock of the Company. In connection with the IPO, the company incurred a non-recurring premium charge of $140.0 million ($91.0 million after-tax) for aggregate excess of loss reinsurance coverage (THE "STOP LOSS AGREEMENT") provided by Gibraltar Casualty Company ("Gibraltar") an affiliate of the former parent. This coverage protects the Company's consolidated earnings against up to $375.0 million of the first $400.0 million of adverse development, if any, on the Company's consolidated reserves for losses, allocated loss adjustment expenses and uncollectible reinsurance at June 30, 1995 (December 31, 1994 for catastrophe losses). At the same time, The Prudential paid $140.0 million to the Company, of which amount $91.0 million was a contribution to capital and $49.0 million was a payment in respect of the tax benefit of the premium paid for the Stop Loss Agreement. In addition, the Company incurred $13.3 million ($8.7 million after-tax) of non-recurring compensation expense, including $12.5 million in connection with IPO-related stock awards to the Chief Executive Officer. All of these IPO-related transactions had the effect of reducing cash flow for 1995 by $0.8 million and increasing stockholders' equity by $3.8 million. The following table shows the Company's 1995 results of operations as reported in the accompanying statement of operations and as adjusted to exclude these IPO-related charges:

                                                                 IPO
                                                             related
                                             As reported     charges   As adjusted
                                             -----------    --------   -----------
Revenues:
Net earned premiums                             $753,321    $140,000    $  893,321
Net investment income                            166,023                   166,023
Other income (loss)                               (4,315)                   (4,315)
Net realized capital gains                        33,835                    33,835
                                                --------    --------    ----------
                                                 948,864     140,000     1,088,864
                                                --------    --------    ----------

Claims and expenses:
Incurred losses and loss adjustment expenses     674,696                   674,696
Commission and brokerage  expenses               226,819                   226,819
Other underwriting expenses                       60,574                    60,574
Compensation related to public offering           13,343     (13,343)           --
                                                --------    --------    ----------
                                                 975,432     (13,343)      962,089
                                                --------    --------    ----------
INCOME (LOSS)BEFORE TAXES                        (26,568)    153,343       126,775
Income tax (benefit)                             (27,315)     53,670        26,355
                                                --------    --------    ----------
NET INCOME                                      $    747    $ 99,673    $  100,420
                                                ========    ========    ==========


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995
The following discussion and analysis is focused on a comparison of 1996 results of operations to 1995 results of operations, as adjusted to exclude the IPO-related charges.

PREMIUMS. Gross premiums written increased 10.0% to $1,044.0 million in 1996 from $949.5 million in 1995. Factors contributing to this increase included a 21.8% ($55.0 million) increase in U.S. broker treaty premiums, principally from increased writings in specialty casualty, workers compensation and substandard automobile lines, a 21.6% ($26.4 million) increase in U.S. direct treaty reinsurance and insurance due to the growth in primary insurance written through Everest National, a subsidiary of the Company, and a 28.9% ($19.9 million) increase in U.S. facultative premiums, reflecting growth in casualty and specialty casualty lines, as the unit completed its first full year after its major restructuring and took advantage of significant dislocation in the market. These increases were partially offset by a 3.5% ($5.8 million) decrease in marine, aviation and surety premiums and a 0.3% ($0.9 million) decrease in international premiums.

Ceded premiums, as adjusted, decreased by 48.7% to $13.5 million in 1996 from $26.3 million in 1995, principally as a result of a return premium under the Company's catastrophe retrocessional protection, partially offset by increases in common account retrocessions by ceding sources.

Net premiums written, as adjusted, increased by 11.6% to $1,030.5 million in 1996 from $923.2 million in 1995, reflecting the growth in U.S. broker, U.S. direct treaty reinsurance and insurance and facultative gross written premiums coupled with decreased retrocessional costs.

REVENUES. Net premiums earned, as adjusted, increased by 9.0% to $973.6 million in 1996 from $893.3 million in 1995, generally consistent with the change in net premiums written.

Net investment income increased 15.6% to $191.9 million in 1996 from $166.0 million in 1995, reflecting the effect of investing the $414.0 million of cash flow from operating activities in 1996. The Company's pre-tax yield on average cash and invested assets decreased to 5.6% in 1996 from 5.7% in 1995 reflecting the dilutive effect of new money investment rates.

Net realized capital gains decreased 83.1% to $5.7 million in 1996 from $33.8 million in 1995, principally reflecting the sale in 1995 of one half of the Company's investment in the common stock of Corporacion MAPFRE S.A. ("MAPFRE"), an insurance group in Spain. Realized capital gains on the sale of equity securities totalled $17.4 million, as generally favorable conditions continued in the U.S. equity securities market, and were partially offset by $11.7 million in realized capital losses on the sale of fixed maturities.

EXPENSES. Incurred losses and loss adjustment expenses ("LAE") increased by 6.1% to $716.0 million in 1996 from $674.7 million in 1995. Catastrophe losses on events with ultimate gross losses estimated at $5.0 million or greater ("CATASTROPHE LOSSES") in 1996 were $7.1 million, which included $10.0 million estimated for Hurricane Fran and $2.9 million of net favorable development on prior year occurrences, compared with $31.4 million in 1995, which included $30.9 million estimated for the Kobe, Japan earthquake and Hurricanes Marilyn and Opal and $0.5 million of net adverse development on prior year occurrences. The Company's loss and LAE ratio, as adjusted, decreased by 2.0 percentage points to 73.5% in 1996 from 75.5% in 1995. This improvement was attributable principally to the lower catastrophe losses and changes in the Company's business mix in line with the new underwriting strategy. Net incurred losses and LAE for 1996 reflected ceded losses and LAE of $206.0 million, including $116.5 million ceded under the Stop Loss Agreement, compared to ceded losses and LAE of $119.1 million in 1995.

Underwriting expenses, as adjusted, increased by 7.7% to $309.5 million in 1996 from $287.4 million in 1995. Commission and brokerage expenses increased by $26.1 million attributable primarily to increases in written premium and changes in the Company's business mix. Other underwriting expenses decreased by $4.0 million, as the impact of the significant reduction in employees over the course of 1995 and 1996 and other cost reduction initiatives more than offset the impact of salary and other expense increases that were generally in line with inflation. The Company's expense ratio, as adjusted, decreased by 0.4 points to 31.8% in 1996 from 32.2% in 1995 as the increase of premiums earned more than offset the increases in underwriting expenses.

The Company's combined ratio, as adjusted, decreased by 2.4 points to 105.3% in 1996 from 107.7% in 1995, reflecting the lower loss ratio and increased premiums.

INCOME TAXES. The Company had income tax expense, as adjusted, of $31.8 million in 1996 compared to $26.4 million in 1995, with the difference substantially attributable to the improvement in pre-tax income to $143.8 million in 1996 from $126.8 million in 1995.

NET INCOME. Net income was $112.0 million in 1996 compared to $100.4 million, as adjusted, in 1995. This improvement mainly reflects higher premiums earned, higher investment income and a lower combined ratio, offset by lower realized capital gains and higher income taxes.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994
The following discussion and analysis is focused on a comparison of 1995 results of operations, as adjusted to exclude the IPO-related charges, to 1994 results of operations.

PREMIUMS. Gross premiums written decreased 0.4% to $949.5 million in 1995 from $953.2 million in 1994. Factors contributing to this decrease included a 12.5% decrease in U.S. direct treaty reinsurance and insurance, where the non-renewal of certain larger contracts, because the ceding companies did not agree to pricing terms that satisfied the Company's revised underwriting guidelines, more than offset the growth of the primary insurance written through Everest National, a subsidiary of the Company, and a 1.9% decrease in U.S. broker treaty premiums resulting from efforts to improve underwriting standards and better control catastrophe exposures. These decreases were partially offset by growth in international premiums (which increased by 3.4%), U.S. facultative premiums (which increased by 3.2%), marine and aviation premiums (which increased by 1.8%) and surety premiums (which increased by 6.0%).

Ceded premiums, as adjusted, decreased by 70.8% to $26.3 million in 1995 from $90.0 million in 1994 as a result of the lower premiums ceded under the Company's significantly restructured corporate-level retrocessional protection.

Net premiums written, as adjusted, increased by 6.9% to $923.2 million in 1995 from $863.2 million in 1994, mainly as a result of decreased retrocessional costs.

REVENUES. Net premiums earned, as adjusted, increased by 4.7% to $893.3 million in 1995 from $853.3 million in 1994, generally consistent with the change in net premiums written.

Net investment income increased 15.6% to $166.0 million in 1995 from $143.6 million in 1994, reflecting both the effect of investing the $397.9 million of cash flow from operating activities, as adjusted, in 1995 and higher yields earned on the investment portfolio. In the fourth quarter of 1993, the Company sold $530.4 million in appreciated bonds to realize capital gains sufficient to offset the impact on statutory surplus of a $30.0 million increase to asbestos and environmental incurred but not reported ("IBNR") reserves in that year (the "1993 Bond Sale"). At year-end 1993 and through most of the first quarter of 1994, a significant portion of the proceeds from the 1993 Bond Sale was held in short-term investments in anticipation of rising interest rates. As a result of the higher than normal amount of short-term investments in 1994, the Company's pre-tax yield on average cash and invested assets improved to 5.7% in 1995 from 5.5% in 1994.

Net realized capital gains were $33.8 million in 1995, principally from the sale of one half of the Company's investment in the common stock of MAPFRE and generally favorable conditions in the U.S. equity securities market. Net realized capital losses were $10.5 million in the year ended December 31, 1994 as sales of securities were limited due to the then declining market value of the Company's fixed maturities.

EXPENSES. Incurred losses and LAE decreased by 6.4% to $674.7 million in 1995 from $720.8 million in 1994. Catastrophe losses in 1995 were $31.4 million, including $30.9 million estimated for the Kobe, Japan earthquake and Hurricanes Marilyn and Opal and $0.5 million of net adverse development on prior year occurrences. These losses compared to the $81.9 million of catastrophe losses in 1994, including $70.9 million estimated for the Northridge earthquake and $11.0 million of net adverse development on prior year occurrences. The Company's loss and LAE ratio, as adjusted, decreased by 9.0 percentage points to 75.5% in 1995 from 84.5% in 1994. This improvement was attributable principally to the lower catastrophe losses, the absence of adverse development on net asbestos and environmental reserves, the lower premiums ceded under the Company's 1995 corporate-level retrocession program and changes in the Company's business mix in line with the new underwriting strategy. Net incurred losses and LAE for 1995 reflected ceded losses and LAE of $119.1 million, including $23.7 million ceded under the Stop Loss Agreement, compared to ceded losses and LAE of $119.7 million in 1994.

Underwriting expenses, as adjusted, increased by 8.0% to $287.4 million in 1995 from $266.2 million in 1994. Commission and brokerage expenses increased by $29.0 million, which was partly attributable to the $14.5 million of profit commission income in 1994 on the 1994 corporate-level retrocession program; (the adjustable features of the 1995 corporate-level retrocession program provide for the return of premiums rather than profit commissions). The balance was attributable primarily to changes in the Company's business mix. Other underwriting expenses decreased by $7.7 million, as the impact of the significant reduction in employees over the course of 1994 and 1995 more than offset the impact of salary and other expense increases that were generally in line with inflation. The

Company's expense ratio, as adjusted, increased to 32.2% in 1995 from 31.2% in 1994 as the reduction of other underwriting expenses was more than offset by the increase in commission and brokerage expenses.

The Company's combined ratio, as adjusted, decreased to 107.7% in 1995 from 115.7% in 1994, largely attributable to lower catastrophe losses and lower ceded premiums.

INCOME TAXES. The Company had income tax expense, as adjusted, of $26.4 million in 1995 compared to an income tax benefit of $22.6 million in 1994, with the difference substantially attributable to the improvement in pre-tax income, as adjusted, to $126.8 million in 1995 from a $12.0 million pre-tax loss in 1994.

NET INCOME. Net income, as adjusted, was $100.4 million in 1995 compared to $10.7 million in 1994. This improvement mainly reflected lower catastrophe losses, the absence of adverse development on net asbestos and environmental reserves, lower premiums ceded under the 1995 corporate-level retrocession program, higher investment income, lower operating expenses and realized capital gains.


FINANCIAL CONDITION
CASH AND INVESTED ASSETS. Aggregate invested assets, including cash and short-term investments, were $3,624.6 million at December 31, 1996, $3,238.3 million at December 31, 1995 and $2,573.2 million at December 31, 1994. The change in invested assets resulted primarily from cash flows from operations generated during the period together with net realized and unrealized gains (losses) on investments.


LOSS AND LAE  RESERVES
GENERAL. Gross loss and LAE reserves totaled $3,246.9 million at December 31, 1996, $2,969.3 million at December 31, 1995 and $2,706.4 million at December 31, 1994. These increases were consistent with the continued growth in the Company's book of business and, in 1994, adverse development of gross loss reserves principally related to asbestos and environmental exposures, most of which was ceded. In addition, the steady decline in paid losses that the Company has experienced since 1992 continued with paid losses in 1996 $31.2 million lower than in 1995, which were $108.8 million lower than in 1994.

Everest Re maintains reserves to cover its estimated ultimate liability for losses and LAE with respect to reported and unreported claims. Because reserves are estimates of ultimate losses and LAE, management monitors reserve adequacy over time, evaluating new information as it becomes known and adjusting reserves, as necessary. Management considers many factors when setting reserves, including: (i) current legal interpretations of coverage and liability; (ii) economic conditions; (iii) internal methodologies which analyze Everest Re's experience with similar cases, information from ceding companies and historical trends, such as reserving patterns, loss payments, pending levels of unpaid claims and product mix; and (iv) the uncertainties discussed below regarding reserve requirements for asbestos and environmental claims. Based on these considerations, management believes that adequate provision has been made for Everest Re's loss and LAE reserves, which were $3,246.9 million as of December 31, 1996. Actual losses and LAE paid may deviate, perhaps substantially, from such reserves.

ASBESTOS AND ENVIRONMENTAL EXPOSURES. Everest Re's asbestos claims typically involve liability or potential liability for bodily injury from exposure to asbestos or liability for property damage resulting from asbestos or asbestos containing materials. Everest Re's environmental claims typically involve potential liability for the mitigation or remediation of environmental contamination or bodily injury or property damages caused by the release of hazardous substances into the land, air or water. In addition to the previously described general uncertainties inherent in estimating reserves, there are significant uncertainties in estimating the amount  of  Everest  Re's  potential  losses  from  asbestos  and  environmental claims.  Among  the  complications  are: (i)  potentially  long waiting  periods between  exposure and  manifestation  of any  bodily injury or property  damage;
(ii) difficulty in identifying sources of asbestos or environmental contamination; (iii) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (iv) changes in underlying laws and judicial interpretation of those laws; (v) potential for an asbestos or environmental claim to involve many insurance providers over many policy periods ; (vi) long reporting delays, both from insureds to insurance companies and ceding companies to reinsurers; (vii) limited historical data concerning asbestos and environmental losses; (viii) questions concerning interpretation and application of insurance and reinsurance coverage; and
(ix) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure. Management believes that these issues are not likely to be resolved in the near future. Everest Re establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for Everest Re or its ceding company. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, if coverage under the Stop Loss Agreement were exhausted, could have a material adverse effect on the Company's future financial condition, results of operations and cash flows.

The table below summarizes reserves and claim activity for asbestos and environmental claims, on both a gross and net of ceded reinsurance basis, for the periods indicated:

                                                         Asbestos and
                                                    Environmental Reserves
                                                   Years Ended December 31,
                                               --------------------------------
                                                 1996         1995         1994
                                               ------       ------       ------
(Dollars in millions)
Gross Basis:
Beginning of period reserves                   $428.5       $445.5       $421.5
                                               ------       ------       ------
Incurred losses and LAE:
Reported losses                                  36.7         31.9         52.8
Change in IBNR                                   (6.7)       (14.6)        74.3
                                               ------       ------       ------
Total                                            30.0         17.3        127.1
Paid losses                                     (35.2)       (34.3)      (103.1)
                                               ------       ------       ------
End of period reserves                         $423.3       $428.5       $445.5
                                               ======       ======       ======

Net Basis:
Beginning of period reserves                   $197.7       $203.7       $214.6
                                               ------       ------       ------
Incurred losses and LAE:
Reported losses                                  (4.4)         5.5         29.5
Change in IBNR                                    4.4         (5.5)        11.0
                                               ------       ------       ------
Total (1)                                         0.0          0.0         40.5
Paid losses (1)                                   3.3         (6.0)       (51.4)
                                               ------       ------       ------
End of period reserves                         $201.0       $197.7       $203.7
                                               ======       ======       ======

----------
(1) Net of $24,196 in 1996 and $16,687 in 1995 ceded under the incurred loss reimbursement feature of the Stop Loss Agreement.

The $222.3 million of reinsurance receivables as of December 31, 1996 was attributable principally to two retrocessional arrangements: (i) $116.4 million was due from various insurance and reinsurance companies, including Gibraltar, in connection with their participation in Everest Re's management underwriting facility ("MUF"), a reinsurance arrangement begun in 1977 pursuant to which Everest Re ceded certain reinsurance and direct excess insurance business; and
(ii) $105.9 million was due as a result of the Company's former direct excess insurance operations, which ceased writing business in 1985 and which has been 100% ceded to Gibraltar since 1986. Paid losses for 1994 reflects the settlement of all asbestos-related claims from one ceding company, which management believes represents a settlement of Everest Re's largest asbestos-related exposure to any one ceding company.

STOP LOSS AGREEMENT AND PRUDENTIAL GUARANTEES. To the extent reserves as of June 30, 1995 (December 31, 1994 for catastrophe losses) for losses, allocated LAE and uncollectible reinsurance experience adverse development
("Adverse Development"), Everest Re is entitled, at the time reserves are increased, to payments under the Stop Loss Agreement, subject to
the  limit  and  other  terms   thereof.   Gibraltar's   obligations   to   make
payments to Everest Re under the Stop Loss Agreement are guaranteed by The Prudential. Management expects that the general effect of the Stop Loss
Agreement  will  be  to  protect  the  Company's consolidated  earnings  against up to $375.0 million of the first $400.0 million of Adverse Development. There can be no assurance, however, that the Company's net liability for such Adverse Development will be limited to $25.0 million. With respect to liquidity, the incurred loss reimbursement features of these agreements provide the Company with cash on or prior to the time it is required to make payment on account of such Adverse Development. Through December 31, 1996, cessions under the Stop Loss Agreement have aggregated $140.2 million.

STOCKHOLDER'S EQUITY. Holdings' stockholder's equity increased to $1,086.0 million as of December 31, 1996 from $983.6 million as of December 31, 1995 principally reflecting $106.0 million in retained earnings for the year. Stockholder's equity as of December 31, 1995 increased to $983.6 million from $741.0 million as of December 31, 1994, principally reflecting the addition to paid in capital that offset the impact of non-recurring IPO related charges and an increase of $141.9 million in unrealized appreciation (depreciation) on investments, net of deferred taxes. Dividends of $6.1 million, $7.0 million and $7.5 million were declared and paid by Holdings in 1996, 1995 and 1994, respectively.

Holdings' stockholder's equity exceeded Everest Re's statutory-basis surplus by $313.3 million at December 31, 1996. The primary differences between GAAP and SAP as they relate to the Company are: (i) the deferral of acquisition costs under GAAP, which are immediately expensed under SAP; (ii) the provision for deferred taxes on temporary tax differences under GAAP, which are excluded under SAP; and (iii) the carrying at market value of fixed maturities available for sale under GAAP, as compared to at amortized cost under SAP.


LIQUIDITY AND CAPITAL RESOURCES
EVEREST RE. Everest Re's liquidity requirements are met on both a short- and long-term basis by funds provided by premiums collected, investment income and collected reinsurance receivables balances, and from the sale and maturity of investments. Everest Re's net cash flows from operating activities were $414.0 million, $397.9 million, as adjusted, and $192.9 million in 1996, 1995 and 1994, respectively. The increases over 1994 in cash provided by operating activities were principally a result of decreases in net paid losses, including recoveries under the Stop Loss Agreement, and improved profitability. Recoveries under the Company's Stop Loss Agreement with Gibraltar contributed $53.4 million and $12.0 million of such net cash flows in 1996 and 1995, respectively.

Proceeds and applications from sales and acquisitions of investment assets were $1,632.9 million and $2,034.8 million, respectively, in 1996, compared to
$1,113.4 million and $1,494.7 million, respectively, in 1995 and $1,362.5 million and $1,572.7 million, respectively, in 1994. Everest Re's current investment strategy seeks to maximize after-tax income through a high quality, diversified, duration sensitive, taxable bond and tax-exempt municipal bond portfolio, while maintaining an adequate level of liquidity.

EXPOSURE TO CATASTROPHES. As with other reinsurers, Everest Re's operating results and financial condition can be adversely affected by volatile and unpredictable natural and other disasters, such as hurricanes, windstorms, earthquakes, floods, fires and explosions. Although Everest Re attempts to limit its exposure to acceptable levels, it is possible that an actual catastrophic event or multiple catastrophic events could have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

The Company maintains a corporate-level retrocessional protection program, above and beyond retrocessions purchased with respect to specific assumed coverages, to mitigate the potential impact of catastrophe losses. At December 31, the attachment point of this program was $25.0 million per catastrophe in the U.S. and $10.0 million per catastrophe outside the U.S. No losses were ceded under the corporate-level retrocession program during 1996 or 1995. All aspects of the retrocession program have been structured to permit the program to be accounted for as reinsurance under SFAS No. 113.

HOLDINGS. Holdings is a holding company whose only material asset is the capital stock of Everest Re. Holdings' cash flow will consist primarily of dividends and other permissible payments from Everest Re. Holdings depends upon such payments for funds for general corporate purposes and for the payment of any dividends on its common stock. Holdings expects to finalize a $50.0 million bank line of credit as a means of expanding the liquidity options of the Company's operating subsidiaries.

The payment of dividends to Holdings by Everest Re is subject to limitations imposed by the Delaware Code. Based upon these restrictions, the
maximum   amount  that  will  be   available  for   payment   of   dividends  to
Holdings by Everest Re in 1997 without the prior approval of regulatory authorities is $84.4 million. Everest Re's future cash flow available to Holdings may be influenced by a variety of factors, including cyclical changes in the property and casualty reinsurance market, Everest Re's financial results, insurance regulatory changes and changes in general economic conditions. The availability of such cash flow to Holdings could also be influenced by, among other things, changes in the limitations imposed by the Delaware Code on the payment of dividends by Everest Re. Holdings expects that, absent significant catastrophe losses, such restrictions should not affect Everest Re's ability to declare and pay dividends sufficient to support Holdings' current dividend policy.

During 1996 and 1995, Holdings declared and paid dividends of $6.1 million and $7.0 million, respectively.

On March 21, 1996 the Holdings' Board of Directors approved a stock repurchase plan authorizing the repurchase of an aggregate amount of 2.5 million shares of common stock from time to time in open market transactions. To date, no shares have been repurchased pursuant to this plan.


TAX CONSOLIDATION WITH THE PRUDENTIAL
The Internal Revenue Service ("IRS") has completed its examinations of The Prudential's tax returns for all years through 1992. As those examinations relate to Everest Re, the IRS has disallowed that portion of the fresh start benefit which relates to 1986 reserve strengthening as defined by the IRS. Consistent with case law favorable to taxpayers on the issue, the Company believes that, because there were no changes in reserving assumptions or methodologies between 1985 and 1986, all increases to reserves in 1986 for which a fresh start benefit was taken are normal reserve additions and, therefore, pursuant to the case law, does not constitute reserve strengthening that is not eligible for the fresh start benefit. If the IRS position prevails, the Company will be required to reimburse The Prudential, thereby incurring an additional charge of approximately $8.8 million, including the after-tax cost of interest through December 31, 1996.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and schedules listed in the accompanying Index to Financial Statements and Schedules on page F-1 are filed as part of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On August 9, 1996, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that Coopers & Lybrand L.L.P. replaced Deloitte & Touche LLP on August 6, 1996 as the Company's independent accountants.

During the Company's two most recent fiscal years, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused them to make reference to the subject matter of the disagreement in their reports. Also, there were no reportable events of the nature described in Regulation S-K Item 304(a)(1)(v) during the Company's two most recent fiscal years.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Reference is made to "Election of Directors", "Information Concerning Nominees" and "Information Concerning Continuing Directors and Executive Officers" in the Company's proxy statement for the 1997 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days of the close of the Company's fiscal year ended December 31, 1996 (the "Proxy Statement"), and which are incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION
Reference is made to "Directors' Compensation" and "Compensation of Executive Officers" in the Proxy Statement, which is incorporated herein by reference, except that the Compensation Committee Report and the Performance Graph are not so incorporated.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Reference is made to "Common Stock Ownership by Directors and Executive Officers" and "Principal Holders of Common Stock" in the Proxy Statement, which are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Reference is made to "Certain Transactions with Directors" in the Proxy Statement, which is incorporated herein by reference.


PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES
The financial statements and schedules listed in the accompanying Index to Financial Statements and Schedules on page F-1 are filed as part of this report.


EXHIBITS
The exhibits listed on the accompanying Index to Exhibits on page E-1 are filed as part of this report.


REPORTS ON FORM 8-K
No reports on Form 8-K were filed during the last quarter of 1996.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 1997.


                                     EVEREST REINSURANCE HOLDINGS, INC.



                                     By:       /s/ JOSEPH V. TARANTO
                                        ----------------------------------------
                                                   JOSEPH V. TARANTO
                                         (CHAIRMAN AND CHIEF EXECUTIVE OFFICER)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    /s/ JOSEPH V. TARANTO          Chairman and Chief Executive   March 20, 1997
---------------------------------      Officer and Director
        JOSEPH V. TARANTO


    /s/ ROBERT P. JACOBSON         Chief Financial Officer and    March 20, 1997
---------------------------------   Comptroller and Director
        ROBERT P. JACOBSON


    /s/ MARTIN ABRAHAMS            Director                       March 20, 1997
---------------------------------
        MARTIN ABRAHAMS


    /s/ KENNETH J. DUFFY           Director                       March 20, 1997
---------------------------------
        KENNETH J. DUFFY


    /s/ JOHN R. DUNNE              Director                       March 20, 1997
---------------------------------
        JOHN R. DUNNE


    /s/ THOMAS J. GALLAGHER        Director                       March 20, 1997
---------------------------------
        THOMAS J. GALLAGHER


    /s/ WILLIAM F. GALTNEY, JR.    Director                       March 20, 1997
---------------------------------
        WILLIAM F. GALTNEY, JR.


    /s/ ROBERT A. MULDERIG         Director                       March 20, 1997
---------------------------------
        ROBERT A. MULDERIG

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                           PAGES
                                                                           -----
EVEREST REINSURANCE HOLDINGS, INC.

  Reports of Independent Auditors on Financial Statements and Schedules...  F-2
  Consolidated Balance Sheets at December 31, 1996 and 1995...............  F-4
  Consolidated Statements of Operations for the years ended December 31,
    1996, 1995 and 1994...................................................  F-5
  Consolidated Statements of Changes in Stockholders' Equity for the
    years ended December 31, 1996, 1995 and 1994..........................  F-6
  Consolidated Statements of Cash Flows for the years ended December 31,
    1996, 1995 and 1994...................................................  F-7
  Notes to Consolidated Financial Statements..............................  F-8


SCHEDULES

  I   Summary of Investments Other Than Investments in Related Parties at
        December 31, 1996.................................................  S-1

 II   Condensed Financial Information of Registrant:
          Balance Sheets as of December 31, 1996 and 1995.................  S-2
          Statements of Operations for the Years Ended December 31, 1996,
            1995 and 1994.................................................  S-3
          Statements of Cash Flows for the Years Ended December 31, 1996,
            1995 and 1994.................................................  S-4

III   Supplementary Insurance Information as of December 31, 1996 and 1995
        and for the years ended December 31, 1996, 1995 and 1994..........  S-5

 IV   Reinsurance for the years ended December 31, 1996, 1995 and 1994....  S-6


Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

INDEPENDENT AUDITOR'S REPORT


The Stockholders and Board of Directors
Everest Reinsurance Holdings, Inc.

We have audited the accompanying consolidated financial statements and the financial statement schedules of Everest Reinsurance Holdings, Inc. and subsidiaries ("the Company") as of December 31, 1996 and for the year then ended, as listed in the accompanying index on page F-1. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Everest Reinsurance Holdings, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.
New York, New York
February 13, 1997

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Everest Reinsurance Holdings, Inc. (formerly
Prudential Reinsurance Holdings, Inc.)
Newark, New Jersey

We have audited the accompanying consolidated balance sheet of Everest Reinsurance Holdings, Inc. and subsidiaries as of December 31, 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 1995 and 1994. Our audits also included the financial statement schedules listed in the Index at Item 8 for the years then ended. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Everest Reinsurance Holdings, Inc. and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Parsippany, New Jersey
February 23, 1996


EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------
As of December 31, (Dollars in thousands, except par value per share)
                                                                   1996          1995
ASSETS:                                                      ----------    ----------
Fixed maturities - held to maturity, at amortized cost
  (market value: 1996, $88,374; 1995, $100,043)              $   80,522    $   87,903
Fixed maturities- available for sale, at market value
  (amortized cost: 1996, $3,194,246; 1995, $2,783,903)        3,281,972     2,886,070
Equity securities, at market value (cost: 1996, $115,367;
  1995, $105,176)                                               147,280       131,192
Short-term investments                                           49,486        76,649
Other invested assets                                            12,750         5,566
Cash                                                             52,595        50,912
                                                             ----------    ----------
  Total investments and cash                                  3,624,605     3,238,292
Accrued investment income                                        50,211        48,423
Premiums receivable                                             218,087       265,205
Reinsurance receivables                                         749,062       712,002
Funds held by reinsureds                                        173,386       171,384
Deferred acquisition costs                                       84,123        80,019
Prepaid reinsurance premiums                                      5,265         2,334
Deferred tax asset                                              124,664       112,599
Other assets                                                      9,949        17,504
                                                             ----------    ----------
TOTAL ASSETS                                                 $5,039,352    $4,647,762
                                                             ==========    ==========

LIABILITIES:
Reserve for losses and adjustment expenses                   $3,246,858    $2,969,341
Unearned premium reserve                                        355,908       294,291
Funds held under reinsurance treaties                           177,921       195,864
Losses in the course of payment                                  24,343        44,853
Contingent commissions                                           83,279        66,725
Other net payable to reinsurers                                   8,779         9,203
Current federal income taxes                                     25,879        20,843
Other liabilities                                                30,362        63,048
                                                             ----------    ----------
  Total liabilities                                           3,953,329     3,664,168
                                                             ----------    ----------

Commitments and contingencies (Note 8)

STOCKHOLDERS' EQUITY:
Preferred stock, par value: $0.01; 50 million shares
  authorized; no shares issued and outstanding                       --            --
Common stock, par value: $0.01; 200 million shares
  authorized; 50.8 million shares issued                            508           508
Paid-in capital                                                 389,196       387,349
Unearned compensation                                              (374)         (692)
Net unrealized appreciation (depreciation) of investments,
  net of deferred income taxes                                   77,766        83,726
Cumulative foreign currency translation adjustment, net of
  deferred income taxes                                            (354)       (7,838)
Retained earnings                                               626,501       520,541
Treasury stock, at cost; 0.3 million shares in 1996              (7,220)           --
                                                             ----------    ----------
  Total stockholders' equity                                  1,086,023       983,594
                                                             ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $5,039,352    $4,647,762
                                                             ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.


EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------
Years Ended December 31, (Dollars in thousands, except per share amounts)
                                                      1996        1995        1994
                                                ----------    --------    --------
REVENUES:
Premiums earned:
  Before stop loss premium                      $  973,611    $893,321    $853,346
  Stop loss premium                                     --     140,000          --
                                                ----------    --------    --------
  Net premiums earned                              973,611     753,321     853,346
Net investment income                              191,901     166,023     143,609
Net realized capital gain/(loss)                     5,695      33,835     (10,499)
Other income/(loss)                                 (1,867)     (4,315)     (3,654)
                                                ----------    --------    --------
                                                 1,169,340     948,864     982,802
                                                ----------    --------    --------

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses       716,033     674,696     720,800
Commission and brokerage expenses                  252,928     226,819     197,859
Other underwriting expenses                         56,540      60,574      68,292
Compensation related to public offering                 --      13,343          --
Restructuring and early retirement costs                --          --       7,833
                                                ----------    --------    --------
                                                 1,025,501     975,432     994,784
                                                ----------    --------    --------
INCOME (LOSS)  BEFORE TAXES                        143,839     (26,568)    (11,982)
Income tax (benefit)                                31,812     (27,315)    (22,644)
                                                ----------    --------    --------
NET INCOME                                      $  112,027    $    747    $ 10,662
                                                ==========    ========    ========

PER SHARE DATA:
  Weighted average shares outstanding (000's)       50,567      50,189      50,000
  Net income per share                          $     2.22    $   0.01    $   0.21
                                                ==========    ========    ========


The accompanying notes are an integral part of the consolidated financial statements.



EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------
Years Ended December 31, (Dollars in thousands, except per share amounts)
                                                       1996           1995           1994
                                                -----------    -----------    -----------
COMMON STOCK (SHARES OUTSTANDING):
Balance, beginning of period                     50,792,869     50,000,000     50,000,000
Issued during the period                              3,800        792,869             --
Treasury stock acquired during period              (306,396)            --             --
                                                -----------    -----------    -----------
Balance, end of period                           50,490,273     50,792,869     50,000,000
                                                ===========    ===========    ===========

COMMON STOCK (PAR VALUE):
Balance, beginning of period                    $       508    $       500    $       500
Issued during the period                                 --              8             --
                                                -----------    -----------    -----------
Balance, end of period                                  508            508            500
                                                -----------    -----------    -----------

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period                        387,349        283,076        281,467
Contributions during the period                       1,783         91,000          1,609
Common stock issued during the period                    64         13,273             --
                                                -----------    -----------    -----------
Balance, end of period                              389,196        387,349        283,076
                                                -----------    -----------    -----------

UNEARNED COMPENSATION:
Balance, beginning of period                           (692)            --             --
Net increase (decrease) during the period               318           (692)            --
                                                -----------    -----------    -----------
Balance, end of period                                 (374)          (692)            --
                                                -----------    -----------    -----------

NET UNREALIZED APPRECIATION(DEPRECIATION) OF
  INVESTMENTS, NET OF DEFERRED INCOME TAXES:
Balance, beginning of period                         83,726        (58,172)        80,768
Net increase (decrease) during the period            (5,960)       141,898       (138,940)
                                                -----------    -----------    -----------
Balance, end of period                               77,766         83,726        (58,172)
                                                -----------    -----------    -----------

CUMULATIVE TRANSLATION ADJUSTMENTS, NET OF
  DEFERRED INCOME TAXES:
Balance, beginning of period                         (7,838)       (11,255)       (11,034)
Net increase (decrease) during the period             7,484          3,417           (221)
                                                -----------    -----------    -----------
Balance, end of period                                 (354)        (7,838)       (11,255)
                                                -----------    -----------    -----------

RETAINED EARNINGS:
Balance, beginning of period                        520,541        526,818        523,656
Net income (loss)                                   112,027            747         10,662
Dividends declared ( $0.12 per share in 1996,
  $0.14 per share in 1995 and $0.15 per share
  in 1994)                                           (6,067)        (7,024)        (7,500)
                                                -----------    -----------    -----------
Balance, end of period                              626,501        520,541        526,818
                                                -----------    -----------    -----------

TREASURY STOCK AT COST:
Balance, beginning of period                             --             --             --
Treasury stock acquired during period                (7,220)            --             --
                                                -----------    -----------    -----------
Balance, end of period                               (7,220)            --             --
                                                -----------    -----------    -----------

TOTAL STOCKHOLDERS' EQUITY, END OF PERIOD       $ 1,086,023    $   983,594    $   740,967
                                                ===========    ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.


EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------
Years Ended December 31, (Dollars in thousands)
                                                                            1996           1995           1994
                                                                     -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $   112,027    $       747    $    10,662
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    (Increase) decrease in premiums receivable                            46,700         24,986           (526)
    (Increase) decrease in funds held by reinsureds, net                 (21,606)        31,511         62,217
    (Increase) in reinsurance receivables                                (37,084)       (20,656)       (22,761)
    (Increase) in deferred tax asset                                     (13,065)        (8,143)       (15,536)
    Increase in reserve for losses and loss adjustment expenses          281,590        248,789        154,552
    Increase in unearned premiums                                         60,293         30,268         11,288
    (Increase) decrease in other assets and liabilities                   (9,479)        16,343        (26,087)
    Non cash compensation expense                                            318         12,589             --
    Accrual of bond discount/amortization of bond premium                    (46)         4,264          8,555
    Realized capital (gains) losses                                       (5,695)       (33,835)        10,499
                                                                     -----------    -----------    -----------
Net cash provided by operating activities                                413,953        306,863        192,863
                                                                     -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES :
Proceeds from fixed maturities matured/called - held to maturity          20,582         30,961          5,934
Proceeds from fixed maturities matured/called - available for sale       143,114        145,543         69,394
Proceeds from fixed maturities sold - available for sale               1,281,882        699,869        970,050
Proceeds from equity securities sold                                     160,429        164,723         64,038
Proceeds from other invested assets sold                                      --             --          3,811
Cost of fixed maturities acquired - held to maturity                     (17,378)           (10)          (850)
Cost of fixed maturities acquired - available for sale                (1,836,274)    (1,370,981)    (1,506,358)
Cost of equity securities acquired                                      (150,861)      (121,569)       (56,859)
Cost of other invested assets acquired                                    (7,184)        (2,133)        (1,837)
Net sales of short-term securities                                        26,890         58,408        241,804
Net increase (decrease) in unsettled securities transactions              (3,166)         1,526         (6,746)
Net increase (decrease) in collateral for loaned securities              (19,897)        12,372          7,377
                                                                     -----------    -----------    -----------
Net cash provided by (used in) investing activities                     (401,863)      (381,291)      (210,242)
                                                                     -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                                (7,220)            --             --
Contributions during the period                                            1,847         91,000             --
Dividends paid to stockholders                                            (6,067)        (7,024)        (7,500)
                                                                     -----------    -----------    -----------
Net cash used in financing activities                                    (11,440)        83,976         (7,500)
                                                                     -----------    -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH:                                   1,033         (3,044)         4,594
                                                                     -----------    -----------    -----------

Net increase (decrease) in cash                                            1,683          6,504        (20,285)
Cash, beginning of period                                                 50,912         44,408         64,693
                                                                     -----------    -----------    -----------
Cash, end of period                                                  $    52,595    $    50,912    $    44,408
                                                                     ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
  Income taxes paid (received), net                                  $    38,055    $   (50,944)   $     8,153
NON-CASH FINANCING TRANSACTION:
  Issuance of common stock in connection with public offering        $       318    $    12,589    $        --


The accompanying notes are an integral part of the consolidated financial statements.


EVEREST REINSURANCE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Years Ended December 31, 1996, 1995 and 1994

For purposes of footnote presentation, all dollar values, except per share amounts where otherwise indicated, are presented in thousands.


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  BUSINESS AND BASIS OF PRESENTATION
Everest Reinsurance Holdings, Inc. ("Holdings") (formerly known as Prudential Reinsurance Holdings, Inc.), is a holding company incorporated in the state of Delaware. Prior to an initial public offering ("IPO") of all 50 million shares outstanding on October 6, 1995, Holdings was a direct wholly owned subsidiary of PRUCO, Inc. ("PRUCO"), which is wholly owned by The Prudential Insurance Company of America ("The Prudential"). The stock of Everest Reinsurance Company ("Everest Re") (formerly known as Prudential Reinsurance Company) was contributed by PRUCO to Holdings effective December 31, 1993. The contribution has been accounted for at historical cost in a manner similar to the pooling of interest method of accounting as the entities were under common control. Everest Re's principal business is reinsuring property and casualty risks of domestic and foreign insurance companies under excess and pro rata reinsurance contracts.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements include the domestic and foreign subsidiaries of Everest Re: Everest National Insurance Company ("Everest National") (formerly known as Prudential National Insurance Company), Everest Reinsurance Ltd. ("Everest Re Ltd.") (formerly known as Le Rocher Reinsurance Ltd.) and Everest Insurance Company of Canada ("Everest Canada") (formerly known as OTIP/RAEO Insurance Company, Inc.), which was acquired from The Prudential for $3,700 on December 31, 1996. The acquisition of Everest Canada has been accounted for by the purchase method. Had this acquisition occurred at the beginning of either 1995 or 1996, there would have been no material effect on the Company's results of operations. All material intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the 1994 and 1995 financial statements to conform to the 1996 presentation.


B.  INVESTMENTS
SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires that a company segment its fixed maturity investment portfolio between held to maturity (carried at amortized cost), available for sale (carried at market value, with unrealized appreciation or depreciation, net of applicable deferred income taxes, reflected as a separate component of stockholder's equity) and trading (carried at market value with unrealized appreciation or depreciation reflected in income). Investments that are available for sale are expected to be held for an indefinite period but may be sold depending on tax position, interest rates and other considerations. Short-term investments are stated at cost, which approximates market value. Equity securities are carried at market value with unrealized appreciation or depreciation of equity securities, net of applicable deferred income tax, credited or charged directly to stockholder's equity. Realized gains or losses on sale of investments are determined on the basis of identified cost. With respect to securities which are not publicly traded, market value has been determined based on pricing models. For publicly traded securities, market value is based on quoted market prices. Cash includes cash and bank time deposits with original maturities of ninety days or under.


C.  UNCOLLECTIBLE REINSURANCE RECOVERABLE BALANCES
The Company provides reserves for uncollectible reinsurance balances based on management's assessment of the collectibility of the outstanding balances. Such reserves were $14,267 and $14,267 at December 31, 1996 and December 31, 1995, respectively. See also Note 5.

D.  DEFERRED ACQUISITION COSTS
Acquisition costs, consisting principally of commissions and brokerage expenses incurred at the time a contract or policy is issued, are deferred and amortized over the period in which the related premiums are earned, generally one year. Deferred policy acquisition costs are limited to their estimated realizable value based on the related unearned premiums, anticipated claims and claim expenses and anticipated investment income. Deferred acquisition costs amortized to income were $252,812, $224,340 and $201,200 in 1996, 1995 and 1994, respectively.


E.  LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE
The reserve for unpaid losses and loss adjustment expenses is based on individual case estimates and reports received from ceding companies. A provision is included for losses and loss adjustment expenses incurred but not reported ("IBNR") based on past experience. A provision is also included for certain potential liabilities relating to asbestos and environmental exposures, which liabilities cannot be estimated with traditional reserving techniques. The reserves are reviewed continually and any changes in estimates are reflected in earnings in the period the adjustment is made. Management believes that adequate provision has been made for the Company's loss and loss adjustment expenses. Accruals for contingent commission liabilities are estimated based on carried loss and loss adjustment expense reserves.


F.  PREMIUM REVENUES
Premiums written are earned ratably over the periods of the related insurance and reinsurance contracts or policies. Unearned premium reserves are established to cover the remainder of the unexpired contract period. Such reserves are established based upon reports received from ceding companies or computed using pro rata methods based on statistical data. Written and earned premiums, and the related costs, which have not yet been reported to the Company are estimated and accrued. Premiums are net of retrocessions (ceded reinsurance).


G.  INCOME TAXES
Prior to the IPO, the Company was a member of a group of affiliated companies which joined in filing a consolidated federal tax return. Current tax liabilities were determined for individual companies based upon their separate return basis taxable income. Members with taxable income incurred an amount in lieu of the separate return basis federal tax. Members with a loss for tax purposes recognized a current benefit in proportion to the amount of their losses utilized in computing consolidated taxable income. Since the IPO, the Company and its subsidiaries file their own federal tax returns and calculate their current tax provisions accordingly. Deferred income taxes have been recorded to recognize the tax effect of temporary differences between the financial reporting and income tax bases of assets and liabilities.


H.  FOREIGN CURRENCY TRANSLATION
Assets and liabilities relating to foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; revenues and expenses are translated into U.S. dollars using average exchange rates. Gains and losses resulting from translating foreign currency financial statements, net of deferred income taxes, are excluded from income and accumulated in stockholder's equity.


I.  EARNINGS PER SHARE
Earnings per common share are based on the weighted average number of common shares outstanding during the relevant period and, if dilutive, shares issuable under stock option plans.

2.  INVESTMENTS
The amortized cost, market value, and gross unrealized appreciation and depreciation of fixed maturity investments are presented in the tables below:

                                         Amortized    Unrealized   Unrealized      Market
                                              Cost  Appreciation Depreciation       Value
                                        ----------  ------------ ------------  ----------
As of December 31, 1996:
Fixed maturities - held to maturity
  U.S. Treasury securities and
    obligations of U.S. government
    agencies and corporations           $   30,182   $      307   $       54   $   30,435
  Obligations of states and
    political subdivisions                  50,340        7,824          225       57,939
                                        ----------   ----------   ----------   ----------
TOTAL                                   $   80,522   $    8,131   $      279   $   88,374
                                        ==========   ==========   ==========   ==========

Fixed maturities - available for sale
  U.S. Treasury securities and
    obligations of U.S. government
    agencies and corporations           $  162,406   $      909   $    1,361   $  161,954
  Obligations of states and
    political subdivisions               1,259,544       48,277          733    1,307,088
  Corporate securities                     739,997       11,440          315      751,122
  Mortgage-backed securities               487,145        7,692        2,007      492,830
  Foreign debt securities                  545,154       24,660          836      568,978
                                        ----------   ----------   ----------   ----------

TOTAL                                   $3,194,246   $   92,978   $    5,252   $3,281,972
                                        ==========   ==========   ==========   ==========


As of December 31, 1995:
Fixed maturities - held to maturity
  U.S. Treasury securities and
    obligations of U.S. government
    agencies and corporations           $   29,238   $      686   $      129   $   29,795
  Obligations of states and
    political subdivisions                  58,665       11,668           85       70,248
                                        ----------   ----------   ----------   ----------

TOTAL                                   $   87,903   $   12,354   $      214   $  100,043
                                        ==========   ==========   ==========   ==========

Fixed maturities - available for sale
  U.S. Treasury securities and
    obligations of U.S. government
    agencies and corporations           $   72,495   $    1,678   $      224   $   73,949
  Obligations of states and
    political subdivisions               1,126,694       53,390          316    1,179,768
  Corporate securities                     773,446       24,986          703      797,729
  Mortgage-backed securities               355,725        9,911          475      365,161
  Foreign debt securities                  455,543       17,673        3,753      469,463
                                        ----------   ----------   ----------   ----------

TOTAL                                   $2,783,903   $  107,638   $    5,471   $2,886,070
                                        ==========   ==========   ==========   ==========


The amortized cost and market value of fixed maturities are shown in the following table by contractual maturity. Actual maturities may differ from contractual maturities because securities may be called or prepaid with or without call or prepayment penalties.

                                                           December 31, 1996
                                                       -------------------------
                                                        Amortized         Market
                                                             Cost          Value
                                                       ----------     ----------
Fixed maturities - held to maturity
  Due in one year or less                              $   10,657     $   11,042
  Due after one year through five years                    26,793         26,980
  Due after five years through ten years                    7,243          7,096
  Due after ten years                                      35,829         43,256
                                                       ----------     ----------
TOTAL                                                  $   80,522     $   88,374
                                                       ==========     ==========

Fixed maturities - available for sale
  Due in one year or less                              $   74,025     $   75,699
  Due after one year through five years                   644,792        655,055
  Due after five years through ten years                  930,000        963,056
  Due after ten years                                   1,058,284      1,095,332
  Mortgage-backed securities                              487,145        492,830
                                                       ----------     ----------
TOTAL                                                  $3,194,246     $3,281,972
                                                       ==========     ==========

Proceeds from sales of fixed maturity investments during 1996, 1995 and 1994 were $1,281,882, $699,869 and $970,050, respectively. Gross gains of $9,146,
$7,058 and  $5,482,  and gross  losses of  $20,952,  $12,058  and  $26,692  were realized on those sales during 1996, 1995 and 1994, respectively.

The cost, market value and gross unrealized appreciation and depreciation of investments in equity securities is presented in the table below:

                                                              December 31,
                                                      --------------------------
                                                          1996              1995
                                                      --------          --------
Cost                                                  $115,367          $105,176
Unrealized appreciation                                 33,015            30,033
Unrealized depreciation                                  1,102             4,017
                                                      --------          --------

Market Value                                          $147,280          $131,192
                                                      ========          ========

The changes in net unrealized gains (losses) of investments of the Company (including unrealized gains and losses on fixed maturities not reflected in stockholders' equity) are derived from the following sources:

                                                  Years Ended December 31,
                                            ------------------------------------
                                                 1996         1995          1994
                                            ---------    ---------    ----------
Increase (decrease) during the period
  between the market value and cost of
  investments carried at market value,
  and deferred tax thereon:
  Equity securities                         $   5,897    $  (8,153)   $ (24,843)
  Fixed maturities                            (14,440)     226,459     (188,507)
  Other invested assets                          --           --           (404)
  Deferred taxes                                2,583      (76,408)      74,814
                                            ---------    ---------    ---------
Increase (decrease) in unrealized
  appreciation, net of deferred taxes,
  included in stockholder's equity             (5,960)     141,898     (138,940)
                                            ---------    ---------    ---------
Increase (decrease) during the period
  between the market value and cost of
  fixed maturities carried at amortized
  cost                                         (4,288)       3,294       (9,247)
                                            ---------    ---------    ---------

TOTAL                                       $ (10,248)   $ 145,192    $(148,187)
                                            =========    =========    =========

The components of net investment income are presented in the table below:

                                                  Years Ended December 31,
                                            ------------------------------------
                                                1996          1995          1994
                                            --------      --------      --------
Fixed maturities                            $198,947      $168,268      $137,284
Equity securities                              2,835         2,017         3,301
Short-term investments                         5,357         9,005         8,658
Other interest income                          1,450           860         3,555
                                            --------      --------      --------
Total gross investment income                208,589       180,150       152,798
                                            --------      --------      --------
Interest on funds held                        12,294         9,451         4,995
Other investment expenses                      4,394         4,676         4,194
                                            --------      --------      --------
Total investment expenses                     16,688        14,127         9,189
                                            --------      --------      --------
Total net investment income                 $191,901      $166,023      $143,609
                                            ========      ========      ========

The components of realized capital gains (losses) are presented in the table below:

                                                 Years Ended December 31,
                                         ---------------------------------------
                                             1996           1995            1994
                                         --------       --------       ---------
Fixed maturities                         $(11,805)      $ (5,000)      $(21,994)
Equity securities                          17,443         38,833         11,516
Short-term investments                         57              2            (21)
                                         --------       --------       --------
Total                                    $  5,695       $ 33,835       $(10,499)
                                         ========       ========       ========

In addition, in 1994, the Company sold to The Prudential all of the remaining privately placed equity securities and fixed maturities in its available for sale investment portfolio. Proceeds from this sale were $71,191, with the amount in excess of book value, $2,476 ($1,609 net of deferred income taxes), reflected in the accompanying financial statements as an increase to paid in capital.

Securities with a carrying value amount of $295,607 at December 31, 1996 were on deposit with various state or governmental insurance departments in compliance with insurance laws. The Company had no investments in derivative financial instruments for the years ended December 31, 1996, 1995 and 1994.


3.  RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES
Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

                                                Years Ended December 31,
                                        ----------------------------------------
                                               1996           1995          1994
                                        -----------    -----------   -----------
Reserves at January 1                   $ 2,969,341    $ 2,706,429   $ 2,540,129
  Less reinsurance recoverables             689,190        648,550       641,824
                                        -----------    -----------   -----------
  Net balance at January 1                2,280,151      2,057,879     1,898,305
                                        -----------    -----------   -----------
Incurred related to:
  Current year                              745,594        658,039       646,534
  Prior years                               (29,561)        16,657        74,266
                                        -----------    -----------   -----------
    Total incurred losses and
      loss adjustment expenses              716,033        674,696       720,800
                                        -----------    -----------   -----------
Paid related to:
  Current year                              139,073         92,949       157,688
  Prior years                               282,134        359,475       403,538
                                        -----------    -----------   -----------
    Total paid losses and loss
      adjustment expenses                   421,207        452,424       561,226
                                        -----------    -----------   -----------
Net balance at December 31                2,574,977      2,280,151     2,057,879
  Plus reinsurance recoverables             671,881        689,190       648,550
                                        -----------    -----------   -----------

    Balance at December 31              $ 3,246,858    $ 2,969,341   $ 2,706,429
                                        ===========    ===========   ===========

4.  INCOME TAXES
The components of income taxes for the periods presented are as follows:

                                                    Years Ended December 31,
                                               ---------------------------------
                                                   1996        1995         1994
                                               --------    --------    ---------
Current tax (benefit):
  U.S                                          $ 24,363    $(35,435)   $(21,683)
  Foreign                                        20,735      18,351      14,575
                                               --------    --------    --------
  Total current tax (benefit)                    45,098     (17,084)     (7,108)
Total deferred U.S. tax (benefit)               (13,286)    (10,231)    (15,536)
                                               --------    --------    --------
  Total income tax (benefit)                   $ 31,812    $(27,315)   $(22,644)
                                               ========    ========    ========

A reconciliation of the U.S. Federal income tax rate to the Company's effective tax rate is as follows:

                                                      Years Ended December 31,
                                                      ------------------------
                                                      1996      1995      1994
                                                      ----      ----      ----
Federal income tax rate                               35.0%    (35.0)%   (35.0)%
Increase (reduction) in taxes resulting from:
   Tax exempt income                                 (15.1)    (73.4)   (160.8)
   Other, net                                          2.2       5.6       6.8
                                                      ----     -----     -----
   Effective tax rate                                 22.1%   (102.8)%  (189.0)%
                                                      ====     =====     =====

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the tax laws and regulations. The principal items making up the net deferred income tax asset are as follows:

                                                                December 31,
                                                           ---------------------
                                                               1996         1995
                                                           --------     --------
Deferred tax assets:
  Reserve for losses and loss adjustment
    expenses                                               $164,477     $141,917
  Unearned premium reserve                                   24,545       18,575
  Foreign currency translation                                  232        4,179
  Net operating loss carryforward                             1,579        5,019
  Restricted stock                                             --          4,406
  Other assets                                                6,569       12,767
                                                           --------     --------
Total deferred tax assets                                   197,402      186,863
                                                           --------     --------

Deferred tax liabilities:
  Deferred acquisition costs                                 29,443       27,734
  Net unrealized appreciation of investments                 41,874       44,864
  Other liabilities                                           1,421        1,666
                                                           --------     --------
Total deferred tax liabilities                               72,738       74,264
                                                           --------     --------
Net deferred tax assets                                    $124,664     $112,599
                                                           ========     ========

Pursuant to the terms of a separation agreement, The Prudential retained the net operating loss carryforward attributable to the Company at the date of the IPO and has paid the Company for the tax benefit thereof in 1996. Holdings has total net operating loss carryforwards of $4,510, of which $323 expire in 2011 and $4,187 expire in 2012. Management believes that it is more likely than not that the Company will generate sufficient future taxable income to realize the benefits of the other net deferred tax assets and, accordingly, no valuation allowance has been recorded for the periods presented.

Everest Re has not provided for U.S. Federal income or foreign withholding taxes on $9,393 of pre-1987 undistributed earnings of non-U.S. subsidiaries, because such earnings are intended to be retained by the foreign subsidiaries indefinitely. If these earnings were distributed, foreign tax credits should become available under current law to reduce or eliminate any resulting income tax liability.

The Internal Revenue Service ("IRS") has completed its examinations of The Prudential's tax returns for all years through 1992. As those examinations relate to Everest Re, the IRS has disallowed that portion of the fresh start benefit which relates to 1986 reserve strengthening as defined by the IRS. Consistent with case law favorable to taxpayers on the issue, the Company believes that, because there were no changes in reserving assumptions or methodologies between 1985 and 1986, all increases to reserves in 1986 for which a fresh start benefit was taken are normal reserve additions and, therefore, pursuant to the case law, does not constitute reserve strengthening that is not eligible for the fresh start benefit. If the IRS position prevails, the Company will be required to reimburse The Prudential, thereby incurring an additional charge of approximately $8,777, including the after-tax cost of interest through December 31, 1996.


5.  RETROCESSIONS
The Company utilizes retrocessional (reinsurance) agreements to reduce its exposure to large claims and catastrophic loss occurrences. These agreements provide for recovery from retrocessionaires of a portion of losses and loss expenses under certain circumstances. Losses and loss adjustment expenses incurred and earned premiums are after deduction for retrocessions. In the event retrocessionaires were unable to meet their obligations under retrocession agreements, the Company would not be able to realize the full value of the reinsurance recoverable balances. The Company may hold partial collateral under these agreements and has never suffered a significant loss because of a retrocessionaire's default. See Note 1(C) and the following paragraph.

Effective October 5, 1995, Everest Re entered into a stop loss agreement (the "Stop Loss Agreement") with Gibraltar Casualty Company ("Gibraltar") (see Note
6). This agreement, for a premium of $140 million, provides protection against 100% of the first $150 million of adverse development, if any, and 90% of the next $250 million of adverse development, if any, of Everest Re's consolidated reserves for losses and uncollectable reinsurance as of June 30, 1995, including allocated loss adjustment expense and incurred but not reported losses, provided that adverse development, if any, relating to catastrophes will be covered only to the extent that the catastrophe event occurred prior to January 1, 1995. All such adverse development is referred to herein as "Adverse Development". Payments will be made to Everest Re under the Stop Loss Agreement as Adverse Development is incurred by Everest Re. The $375.0 million aggregate limit under the Stop Loss Agreement will be reduced by an amount equal to the Adverse Development which is not ceded, in accordance with the terms of the Stop Loss Agreement, to Gibraltar (See Note 6A). Coverage under the Stop Loss Agreement terminates on December 31, 2007, or earlier if coverage is exhausted. Through December 31, 1996 and 1995, cessions under the Stop Loss Agreement have aggregated $140,231 and $23,687, respectively.

Written and earned premiums are comprised of the following:

                                             Years Ended December 31,
                                  ----------------------------------------------
                                         1996             1995              1994
                                  -----------      -----------      ------------
Written premium:
  Direct                          $    59,691      $    16,064      $     6,821
  Assumed                             984,340          933,436          946,397
  Retroceded                          (13,497)        (166,309)         (90,013)
                                  -----------      -----------      -----------
  Net written premium             $ 1,030,534      $   783,191      $   863,205
                                  ===========      ===========      ===========

Earned premium:
  Direct                          $    37,963      $    10,784      $     6,234
  Assumed                             945,698          907,995          942,419
  Retroceded                          (10,050)        (165,458)         (95,307)
                                  -----------      -----------      -----------
  Net earned premium              $   973,611      $   753,321      $   853,346
                                  ===========      ===========      ===========

The amounts deducted from losses and loss adjustment expenses incurred for retrocessional recoveries were $206,032, $119,115 and $119,710 for the years ended December 31, 1996, 1995 and 1994, respectively.

6.  TRANSACTIONS WITH FORMER AFFILIATES

A.  INDEMNITY AGREEMENT
On October 5, 1995, Holdings agreed, pursuant to a Standby Capital Contribution Agreement (the "Capital Contribution Agreement"), to make capital contributions ("Capital Contributions") to Everest Re in respect of the first $375.0 million of Adverse Development experienced by Everest Re that is not ceded, in accordance with the terms of the Stop Loss Agreement, to Gibraltar. Each Capital Contribution, if any, will equal the amount of such Adverse Development, adjusted to reflect an assumed tax rate of 36%, although the Company's actual tax rate may be greater than or less than 36%. Holdings' obligation to make Capital Contributions shall be limited to an aggregate maximum amount of $240.0 million, which amount shall be reduced by 64% of the amount of Adverse Development ceded to Gibraltar under the Stop Loss Agreement.

Also on October 5, 1995, PRUCO agreed to make payments ("Indemnity Payments") to Holdings, pursuant to an Indemnity Agreement (the "PRUCO Indemnity"), in an amount equal to the Capital Contributions at such times as such Capital Contributions, if any, are required to be paid by Holdings to Everest Re. The Capital Contribution Agreement and the PRUCO Indemnity are intended to mitigate the impact of up to the first $375.0 million of Adverse Development on the Company's earnings not otherwise covered by the Stop Loss Agreement.


B.  REINSURANCE
The Company engages in reinsurance activities with certain Prudential entities, including Prudential Property and Casualty Insurance Company, Gibraltar, and The Prudential.

The following summarizes the financial statement impact of certain reinsurance transactions with Gibraltar and other former affiliates, while they were affiliated, for the periods presented.

                                                        January 1
                                                          Through     Year Ended
                                                       October 5,   December 31,
                                                             1995           1994
                                                       ----------   ------------
Income statement:
Premiums earned - assumed
  Gibraltar                                              $     --       $     --
  Other                                                    24,298         37,179
Premiums earned - retroceded
  Gibraltar                                               140,000           --
Incurred losses and loss adjustment
  expenses - assumed
  Gibraltar                                                37,877         41,490
  Other                                                    13,587         28,436
Incurred losses and loss adjustment
  expenses - retroceded
  Gibraltar                                                27,640        112,011
  Other                                                        16           --

The Prudential has guaranteed all of Gibraltar's obligations under the Stop Loss Agreement, all of PRUCO's obligations under the PRUCO Indemnity and up to $400 million of Gibraltar's net obligations that became due after June 30, 1995 under all other reinsurance agreements between Gibraltar and Everest Re. At December 31, 1996, Gibraltar's net obligations under such other reinsurance agreements consisted of the following balances:

Reinsurance receivables from Gibraltar                                $ 322,266
Reserve for losses and loss adjustment expenses assumed
  from Gibraltar                                                       (141,700)
Losses in the course of payment assumed from Gibraltar                   (1,765)
Funds held by Everest Re under reinsurance treaties with
  with Gibraltar                                                       (115,694)
                                                                      ---------
     Net obligations of Gibraltar                                     $  63,107
                                                                      =========

In addition, since June 30, 1995, Gibraltar has paid $65,472 to Everest Re in respect of such other reinsurance agreements.

C.  EXPENSES
Everest Re has service and lease agreements with The Prudential. Under these agreements, The Prudential has furnished services of its employees, provided supplies, use of equipment and office space, and made payment to third parties for general expenses on behalf of Everest Re. The agreements obligate Everest Re to reimburse The Prudential for disbursements made on Everest Re's behalf and to pay for providing these services. The cost of such services for the period January 1 through October 5, 1995 and for the year ended December 31, 1994 were $10,789 and $14,273, respectively.


D.  EMPLOYEE RETIREMENT PLAN
The Prudential sponsored a defined benefit pension plan which covered substantially all of the employees of Everest Re through October 6, 1995. The benefits are generally based on average earnings over a period prescribed by the plan and credited length of service. In connection with the IPO, the Company has established its own employee retirement plan which is substantially the same as The Prudential's plan. In September 1996, The Prudential completed a plan-to-plan asset transfer of $13,270 to fully fund the Company's projected benefit obligations as of the IPO date, plus interest from the IPO date.

No pension expense for contributions to the Prudential plan has been charged to Everest Re for the years ended December 31, 1995 and 1994 because the Prudential plan was subject to the full funding limitation under the IRS guidelines. Pension expense for the Company's plan for the year ended December 31, 1996 and for the period of October 6, 1995 through December 31, 1995 was $901 and $312, respectively.

The following table summarizes the plan's funded status:

                                                                    December 31,
                                                                            1996
                                                                    ------------
Accumulated benefit obligation
  Vested                                                               $ (7,985)
  Non-vested                                                                  0
                                                                       --------
  Total                                                                  (7,985)
  Additional benefits based on estimated
    future salary levels                                                 (7,146)
                                                                       --------
  Projected benefit obligation                                          (15,131)
Fair value of plan assets                                                14,610
                                                                       --------
Unfunded projected benefit obligation                                      (521)
Unrecognized net loss or (gain)                                            (692)
                                                                       --------
Unfunded (accrued) or prepaid pension
  cost in the financial statements                                     $ (1,213)
                                                                       ========

Plan assets are comprised of shares in investment trusts with approximately 70% and 30% of the underlying assets consisting of equity securities and fixed maturities, respectively.

Net periodic pension cost included the following components:

                                                                      October 6
                                                      Year Ended        Through
                                                    December 31,   December 31,
                                                            1996           1995
                                                    ------------   ------------
Service cost                                             $ 1,102        $   382
Interest cost                                                948            328
Actual return on assets                                   (1,841)          (638)
Net asset gain during period deferred
  for later recognition                                      692            240
                                                         -------        -------
Net periodic pension cost                                $   901        $   312
                                                         =======        =======

The weighted average discount rate and rate of compensation increase used to determine the actuarial present value of the projected benefit obligation are 7.3% and 4.5%, respectively. The expected long-term rate of return on plan assets is 9.0%.

In 1994, an early retirement incentive program was offered to certain employees of The Prudential and its subsidiaries who were eligible to retire after adding any combination of seven years to their service and/or their age. The one-time 1994 expense allocated to Everest Re in connection with its employees who accepted this program was $777.


E.  POSTRETIREMENT BENEFIT PLANS
The Prudential sponsors postretirement defined benefit plans which provide certain life insurance and health care benefits ("postretirement benefits") for Everest Re's employees eligible to retire at October 6, 1995. The Company is considering establishing its own plan for its employees who were not eligible to retire at October 6, 1995. The expense allocated to the Company for the cost of these benefits incurred by The Prudential was $239 and $1,370 for the period ending October 6, 1995 and the year ended December 31, 1994, respectively.


F.  CAPITAL CONTRIBUTION
Immediately prior to the IPO, The Prudential paid $140,000 to the Company, of which amount $91,000 was a contribution to capital and $49,000 was a payment in respect of the tax benefit of the premium paid for the Stop Loss Agreement.


7.  DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

A.  DIVIDEND RESTRICTIONS
Delaware law provides that an insurance company, which is either an insurance holding company or a member of an insurance holding system and is domiciled in the state, shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year's statutory annual statement. In addition, no dividend may be paid in excess of unassigned earned surplus. At December 31, 1996, Everest Re had $84,415 available for payment of dividends in 1997 without prior regulatory approval.


B.  STATUTORY FINANCIAL INFORMATION
Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed by the National Association of Insurance Commissioners ("NAIC") and the Delaware Insurance Department. Prescribed statutory accounting practices are set forth in a variety of publications of the NAIC, as well as state laws, regulations, and general administrative rules. The capital and statutory surplus of Everest Re was $772,691 and $686,857 at December 31, 1996 and 1995, respectively. The statutory net income (loss) of Everest Re was $88,517, $(736) and $2,987 for the years ended December 31, 1996, 1995 and 1994, respectively.


8.  CONTINGENCIES
Everest Re continues to receive claims under expired contracts which assert alleged injuries and/or damages relating to or resulting from toxic torts, toxic waste and other hazardous substances, such as asbestos. Everest Re's asbestos claims typically involve liability or potential liability for bodily injury from exposure to asbestos or for property damage resulting from asbestos or products containing asbestos. Everest Re's environmental claims typically involve potential liability for (i) the mitigation or remediation of environmental contamination or (ii) bodily injury or property damages caused by the release of hazardous substances into the land, air or water.

Everest Re's reserves include an estimate of Everest Re's ultimate liability for asbestos and environmental claims for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of Everest Re's potential losses from asbestos and environmental claims. Among the complications are: (i) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (ii) difficulty in identifying sources of asbestos or environmental contamination; (iii) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (iv) changes in underlying laws and judicial interpretation of those laws; (v) potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (vi) long reporting delays, both from insureds to insurance companies and ceding companies to reinsurers;
(vii) limited  historical  data  concerning  asbestos and environmental  losses;

(viii) questions concerning interpretation and application of insurance and reinsurance coverage; and (ix) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

Management believes that these issues are not likely to be resolved in the near future. Everest Re establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for Everest Re or its ceding company. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, if coverage under the Stop Loss Agreement is exhausted, could have a material adverse effect on the Company's future financial condition, results of operations and cash flows. See
Note 5.

The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the years ended:


                                             1996           1995            1994
                                        ---------      ---------      ----------
Gross Basis
Beginning of period reserves            $ 428,495      $ 445,537      $ 421,528
Incurred losses                            30,028         17,269        127,058
Paid losses                               (35,187)       (34,311)      (103,049)
                                        ---------      ---------      ---------
End of period reserves                  $ 423,336      $ 428,495      $ 445,537
                                        =========      =========      =========

Net Basis

Beginning of period reserves            $ 197,668      $ 203,676      $ 214,600
Incurred losses (1)                          --             --           40,537
Paid losses (1)                             3,321         (6,008)       (51,461)
                                        ---------      ---------      ---------
End of period reserves                  $ 200,989      $ 197,668      $ 203,676
                                        =========      =========      =========

------------
(1) Net of $24,196 and $16,687 ceded in 1996 and 1995, respectively, under the incurred loss reimbursement feature of the Stop Loss Agreement.

At December 31, 1996, the gross reserves for asbestos and environmental losses were comprised of $101.2 million representing case reserves reported by ceding companies, $50.1 million representing additional case reserves established by Everest Re on assumed reinsurance claims, $52.8 million representing case reserves established by Everest Re on direct excess insurance claims and $219.2 million representing IBNR reserves.

To the extent loss reserves for claims incurred on June 30, 1995 (December 31, 1994 for catastrophe losses) or prior on assumed reinsurance needed to be increased, and were not ceded to unaffiliated reinsurers under existing reinsurance agreements, Everest Re would be entitled to certain reimbursements under the Stop Loss Agreement (see Note 5). To the extent loss reserves on direct excess insurance policies needed to be increased and were not ceded to unaffiliated reinsurers under existing reinsurance agreements, Everest Re would be entitled to 100% protection under a 100% quota share retrocession entered into with Gibraltar in 1986. While there can be no assurance that reserves for and losses from these claims would not increase in the future, management believes that Everest Re's existing reserves and ceded reinsurance arrangements and reimbursements available under the Stop Loss Agreement lessen the probability that such increases, if any, would have a material effect on Everest Re's financial condition, results of operations or cash flows.

Everest Re is also named in various legal proceedings incidental to its normal business activities. In the opinion of Everest Re, none of these proceedings would have a material adverse effect upon the financial condition, results of operations or cash flows of Everest Re.

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior, Everest Re, for a fee, accepted the claim payment obligation of the property and casualty insurer, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, Everest Re would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which Everest Re was contingently liable at December 31, 1996 and 1995 was $136,234 and $133,428, respectively.

Everest Re has purchased annuities from an unaffiliated life insurance company to settle certain claim liabilities of Everest Re. Should the life insurance company become unable to make the annuity payments, Everest Re would be liable. The estimated cost to replace such annuities at December 31, 1996 and 1995 was $9,208 and $8,506, respectively.


9.  STOCK BASED COMPENSATION PLANS
The Company has in place its 1995 Stock Incentive Plan for key employees (the "1995 Employee Plan") and its 1995 Stock Option Plan for Non-Employee Directors (the "1995 Director Plan") and applies APB Opinion 25 and related interpretations in accounting for these plans. Accordingly, no compensation expense has been recognized in the accompanying financial statements in respect of stock options granted under these plans.

Under the 1995 Employee Plan, a total of 3,949,000 shares of common stock have been authorized to be granted as stock options, stock awards or restricted stock awards to officers and key employees of the Company. At December 31, 1996, there were 2,423,031 remaining shares available to be granted. Under the 1995 Director Plan, a total of 50,000 shares of common stock have been authorized to be granted as stock options to non-employee directors of the Company. At December 31, 1996, there were 37,130 remaining shares available to be granted. Options granted under the 1995 Employee Plan vest at 20% per year over five years and options granted under the 1995 Director Plan vest at 50% per year over two years. All options are exercisable at fair market value of the stock at the date of grant and expire ten years after the date of grant. Restricted stock granted under the 1995 Employee Plan vests, beginning one year after the date of grant, in equal annual installments over five years.

A summary of the status of the Company's stock options as of December 31, 1996 and 1995 and changes during the years ended on those dates is presented below:

                                                      1996                       1995
                                          Weighted-Average           Weighted-Average
                                  Shares    Exercise Price   Shares    Exercise Price
                                 -------  ----------------  -------  ----------------
Outstanding, beginning of year   459,700            $16.93        0            $   xx
Granted                          286,270             24.10  459,700             16.93
Exercised                          3,800             16.75        0                xx
Forfeited                          9,600             18.25        0                xx
                                 -------                    -------
Outstanding, end of year         732,570            $19.72  459,700            $16.93
                                 =======                    =======

Options exercisable at year-end   89,340                          0
                                 =======                    =======
Weighted-average fair value of
  options granted during the year                   $11.55                     $ 7.92
                                                    ======                     ======

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0.7%, (ii) expected volatility of 34.33%, (iii) risk-free interest rates ranging from a low of 5.90% to a high of 7.01%, and (iv) expected life of
7.5 years.

The following table summarizes information about stock options outstanding at December 31, 1996:

                         Options Outstanding                         Options Exercisable
                    -----------------------------                    -------------------
                         Number  Weighted-Average                                 Number
        Range of    Outstanding         Remaining  Weighted-Average          Exercisable  Weighted-Average
 Exercise Prices    at 12/31/96  Contractual Life    Exercise Price          at 12/31/96    Exercise Price
----------------    -----------  ----------------  ----------------  -------------------  ----------------
$16.75 to $20.94        448,300        8.75 years            $16.94               89,340            $16.94
 22.56 to  26.63        284,270        9.66                   24.10                    0                xx
                        -------                                                   ------
$16.75 to $26.63        732,570        9.11                  $19.72               89,340            $16.94
                        =======                                                   ======


In conjunction with its initial public offering, the Company issued to certain key employees of the Company 746,269 shares of stock and 46,600 restricted shares of stock, respectively. In 1995, the Company expensed $12,500 in recognition of the unrestricted stock awards. Upon issuance of restricted shares, unearned compensation is charged to stockholder's equity for the cost of the restricted stock and is amortized over the vesting period. The amount of earned compensation recognized as expense with respect to restricted stock awards was $318 and $89 for 1996 and 1995, respectively.

Had the compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                              1996          1995
                                                          --------         -----
Net Income                             As reported        $112,027         $ 747
                                       Pro forma          $110,850         $ 514
Earnings per share                     As reported        $   2.22         $0.01
                                       Pro forma          $   2.19         $0.01


10.  SEGMENT INFORMATION
Everest Re's principal business is reinsuring property and casualty risks of domestic and foreign insurance companies. The following table provides summary financial information by geographic region for the periods disclosed.

                                                   Years Ended December 31,
                                              ----------------------------------
                                                   1996        1995         1994
                                              ---------   ---------    ---------
Premiums earned:
  Domestic                                    $ 655,097   $ 565,540    $ 548,832
  Canada                                         63,615      57,133       51,324
  Other international                           254,899     270,648      253,190
  Premium for Stop Loss Agreement                  --      (140,000)        --
                                              ---------   ---------    ---------
Total premiums earned                         $ 973,611   $ 753,321    $ 853,346
                                              =========   =========    =========

Net income (loss):
  Domestic                                    $  70,978   $  37,305    $ (22,684)
  Canada                                          8,548      17,774        8,062
  Other international                            32,501      45,341       25,284
  After-tax cost of Stop Loss Agreement and
    compensation related to public offering        --       (99,673)        --
                                              ---------   ---------    ---------
Total net income (loss)                       $ 112,027   $     747    $  10,662
                                              =========   =========    =========

                                                            December 31,
                                                   -----------------------------
                                                         1996               1995
                                                   ----------         ----------
Total identifiable assets:
  Domestic                                         $4,205,198         $3,895,209
  Canada                                              303,369            264,777
  Other international                                 530,785            487,776
                                                   ----------         ----------
Total identifiable assets                          $5,039,352         $4,647,762
                                                   ==========         ==========

11.  UNAUDITED QUARTERLY FINANCIAL DATA
Summarized quarterly financial data were as follows:

                                          1st          2nd          3rd          4th
                                      Quarter      Quarter      Quarter      Quarter
                                    ---------    ---------    ---------    ---------
1996 Operating data:
  Gross written premium             $ 229,963    $ 247,392    $ 282,399    $ 284,277
  Net written premium                 218,743      235,914      275,009      300,868
  Earned premium                      210,269      218,806      245,341      299,195
  Net  investment income               44,768       46,261       49,467       51,405
  Net realized capital gain(loss)       3,812        3,672       (6,505)       4,716
  Incurred losses and LAE             155,125      161,430      179,856      219,622
  Underwriting expenses                68,350       69,846       79,152       92,120
  Underwriting loss                   (13,206)     (12,470)     (13,667)     (12,547)
  Net income (loss)                 $  27,751    $  28,739    $  23,219    $  32,318
                                    =========    =========    =========    =========

Primary earnings per share:
  Weighted average shares
    outstanding (000's)                50,793       50,497       50,487       50,488
  Net income per common share       $    0.55    $    0.57    $    0.46    $    0.64

                                          1st          2nd          3rd          4th
                                      Quarter      Quarter      Quarter      Quarter
                                    ---------    ---------    ---------    ---------
1995 Operating data:
  Gross written premium             $ 217,581    $ 215,465    $ 268,031    $ 248,423
  Net written premium                 210,789      208,301      261,667      102,434
  Earned premium                      199,763      210,744      242,349      100,465
  Net  investment income               38,026       41,194       42,866       43,937
  Net realized capital gain(loss)       3,229       19,527         (609)      11,688
  Incurred losses and LAE             155,843      148,670      185,836      184,347
  Underwriting expenses                63,767       77,171       73,675       86,123
  Underwriting loss                   (19,847)     (15,097)     (17,162)    (170,005)
  Net income (loss)                 $  18,591    $  31,910    $  20,714    $ (70,468)
                                    =========    =========    =========    =========

Primary earnings per share:
  Weighted average shares
    outstanding (000's)                50,000       50,000       50,000       50,750
  Net income per common share       $    0.37    $    0.64    $    0.41    $   (1.39)

In connection with the IPO, the Company incurred non-recurring fourth quarter 1995 charges of $140,000 ($91,000 after taxes) for the Stop Loss Agreement (see
Note 5) and $13,343 ($8,673 after taxes) for compensation expense (see Note 9).


12.  RESTRUCTURING COSTS
In December 1994, the Company adopted a plan to restructure its operations. The plan, which was implemented in January 1995, included the termination of approximately 20% of the Company's employees and the closing of four of seven domestic branch offices. The estimated cost of the restructuring, consisting of $6,243 for severance pay and benefits and $813 for remaining lease obligations, net of estimated sublease income of approximately $900, subsequent to the branch closings, was accrued in the financial statements for 1994 and has been substantially paid.


13.  CAPITAL TRANSACTIONS
The contribution to the Company's paid in capital in the twelve months ended December 31, 1996 represents the tax benefits attributable to the difference between the amount of compensation expense deductible for tax purposes with respect to stock awards and the amount of such compensation expense reflected in the Company's financial statements. In addition, on April 4, 1996, pursuant to the Company's stock incentive plan, the Company acquired 306,231 shares of its common stock at a cost of $7,216 from the Company's Chief Executive Officer to fund required withholding taxes.


EVEREST REINSURANCE HOLDINGS, INC.

SCHEDULE I - SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 1996

--------------------------------------------------------------------------------

                Column A                     Column B     Column C     Column D
                --------                    ----------   ----------   ----------
                                                                          Amount
                                                                        Shown in
                                                             Market      Balance
 (Dollars in thousands)                           Cost        Value        Sheet
                                            ----------   ----------   ----------
Fixed maturities-held to maturity:
Bonds:
  U.S. Government and government agencies   $   30,182   $   30,435   $   30,182
  State, municipalities and political
    subdivisions                                50,340       57,939       50,340
  Foreign bonds                                     --           --           --
  Public Utilities                                  --           --           --
  All other corporate bonds                         --           --           --
Mortgage pass-through securities                    --           --           --
                                            ----------   ----------   ----------
Total fixed maturities-held to maturity         80,522       88,374       80,522
                                            ----------   ----------   ----------

Fixed maturities-available for sale
Bonds:
  U.S. Government and government agencies      162,406      161,954      161,954
  State, municipalities and political
    subdivisions                             1,259,544    1,307,088    1,307,088
  Foreign bonds                                545,154      568,978      568,978
  Public Utilities                              26,007       26,590       26,590
  All other corporate bonds                    708,990      719,482      719,482
Mortgage pass-through securities               487,145      492,830      492,830
Redeemable preferred stock                       5,000        5,050        5,050
                                            ----------   ----------   ----------
Total fixed maturities-available for sale    3,194,246    3,281,972    3,281,972
Equity securities                              115,367      147,280      147,280
Short-term investments                          49,486       49,486       49,486
Other invested assets                           12,750       12,750       12,750
Cash                                            52,595       52,595       52,595
                                            ----------   ----------   ----------
Total investments and cash                  $3,504,966   $3,632,457   $3,624,605
                                            ==========   ==========   ==========


EVEREST REINSURANCE HOLDINGS, INC.

SCHEDULE II -
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEET

--------------------------------------------------------------------------------

December 31, (Dollars in thousands, except par value per share)
                                                               1996        1995
                                                         ----------    --------
ASSETS
  Investment in subsidiary, at equity in the
    underlying net assets                                $1,080,131    $982,027
  Income tax receivable                                       4,606       3,634
  Receivable from affliate                                    3,431           0
  Cash                                                            0         442
                                                         ----------    --------
        Total assets                                     $1,088,168    $986,103
                                                         ==========    ========

LIABILITIES
  Other liabilities                                      $    2,145    $  2,509
                                                         ----------    --------

STOCKHOLDERS' EQUITY
  Preferred stock, par value: $0.01; 50 million shares
    authorized; no shares issued and outstanding                 --          --

  Common stock, par value: $0.01; 200 million shares
    authorized; 50.8 million shares issued                      508         508

  Paid-in capital                                           389,196     387,349
  Unearned compensation                                        (374)       (692)
  Net unrealized appreciation(depreciation) of
    investments                                              77,766      83,726
  Cumulative foreign currency translation adjustment           (354)     (7,838)
  Treasury Stock                                             (7,220)          0
  Retained earnings                                         626,501     520,541
                                                         ----------    --------
    Total stockholders' equity                            1,086,023     983,594
                                                         ----------    --------
           Total liabilities and stockholders' equity    $1,088,168    $986,103
                                                         ==========    ========


See notes to consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

SCHEDULE II -
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENT OF OPERATIONS

--------------------------------------------------------------------------------

For Years Ended December 31, (Dollars in thousands)
                                                     1996       1995       1994
                                                ---------    -------    -------
REVENUES
Dividends received from subsidiary              $  17,924    $13,722    $ 7,500
Equity in undistributed net income
  (loss) of subsidiary                             95,242     (9,956)     7,774
                                                ---------    -------    -------

  Total revenues                                  113,166      3,766     15,274
                                                ---------    -------    -------

EXPENSES
  Other expenses                                    1,752      4,612      7,095
                                                ---------    -------    -------

Income (loss) before taxes                        111,414       (846)     8,179
Income tax (benefit)                                 (613)    (1,593)    (2,483)
                                                ---------    -------    -------
  Net income                                    $ 112,027    $   747    $10,662
                                                =========    =======    =======

See notes to consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

SCHEDULE II -
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENT OF CASHFLOWS

--------------------------------------------------------------------------------

For Years Ended December 31, (Dollars in thousands)
                                                     1996       1995       1994
                                                 --------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $112,027    $   747    $10,662
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Equity in undistributed (earnings) loss of
      subsidiary                                  (95,242)     9,956     (7,774)
    Increase (decrease) in other liabilities         (364)    (4,586)     7,095
    (Increase) in income taxes receivable            (972)    (1,151)    (2,483)
    (Increase) in receivable from affliates        (3,431)        --         --
    Non-cash compensation                             407      2,500         --
                                                 --------    -------    -------
Net cash provided by operating activities          12,425      7,466      7,500

CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury Stock Purchase                            (7,220)        --         --
Contributions during period                           420         --         --
Dividends paid to stockholders                     (6,067)    (7,024)    (7,500)
                                                 --------    -------    -------
Net cash used in financing activities             (12,867)    (7,024)    (7,500)
Net increase in cash                                 (442)       442         --
Cash, beginning of period                             442         --         --
                                                 --------    -------    -------
Cash, end of period                              $     --    $   442    $    --
                                                 ========    =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transaction:
  Income tax received                                  --    $   442         --
Non-cash operating transactions:
  Dividends received from subsidiary in the
    form of forgiveness of liabilities           $  1,767      6,698         --
Non-cash financing transaction:
  Issuance of common stock in connection with
    public offering                                    --     12,500         --


See notes to consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

--------------------------------------------------------------------------------

     Column A          Column B     Column C  Column D  Column F    Column G       Column H      Column I   Column J    Column K
------------------- -----------  -----------  --------  --------  ----------  -------------  ------------  ---------  ----------
                                 Reserve for
                                      Losses                                       Incurred  Amortization
                       Deferred     and Loss  Unearned                   Net  Loss and Loss   of Deferred      Other
                    Acquisition   Adjustment   Premium    Earned  Investment     Adjustment   Acquisition  Operating     Written
      SEGMENT             Costs     Expenses  Reserves   Premium      Income       Expenses         Costs   Expenses     Premium
      -------       -----------  -----------  --------  --------  ----------  -------------  ------------  ---------  ----------
December 31, 1996
Domestic                $56,676   $2,751,282  $242,654  $655,097    $143,301       $508,247      $175,203    $45,712    $694,053
Canada                    7,640      142,346    25,835    63,615      17,489         37,896        15,781      2,408      65,030
Other international      19,807      353,230    87,419   254,899      31,111        169,890        61,828      8,536     271,451
                        -------   ----------  --------  --------    --------       --------      --------    -------  ----------
  Total                 $84,123   $3,246,858  $355,908  $973,611    $191,901       $716,033      $252,812    $56,656  $1,030,534
                        =======   ==========  ========  ========    ========       ========      ========    =======  ==========
December 31, 1995
Domestic                $55,743   $2,504,947  $200,886  $565,540    $125,676       $474,864      $151,909    $64,259    $590,717
Canada                    7,716      133,559    24,456    57,133      16,112         35,571        10,736      2,515      64,064
Other international      16,560      330,835    68,949   270,648      24,235        164,261        61,695      9,622     268,410
Premium for Stop
  Loss Agreement             --           --        --  (140,000)         --             --            --         --    (140,000)
                        -------   ----------  --------  --------    --------       --------      --------    -------  ----------
  Total                 $80,019   $2,969,341  $294,291  $753,321    $166,023       $674,696      $224,340    $76,396    $783,191
                        =======   ==========  ========  ========    ========       ========      ========    =======  ==========
December 31, 1994
Domestic                                                $548,832    $110,747       $529,305      $133,323    $62,469    $561,694
Canada                                                    51,324      14,268         32,314        11,199      2,221      53,149
Other international                                      253,190      18,594        159,181        56,678      8,095     248,361
                                                        --------    --------       --------      --------    -------  ----------
  Total                                                 $853,346    $143,609       $720,800      $201,200    $72,785    $863,204
                                                        ========    ========       ========      ========    =======  ==========



EVEREST REINSURANCE HOLDINGS, INC.

SCHEDULE IV - REINSURANCE

---------------------------------------------------------------------------------------------------


          Column A             Column B          Column C          Column D   Column E     Column F
----------------------------   --------   ---------------   ---------------   --------   ----------

                                  Gross          Ceded To      Assumed From        Net   Assumed to
                                 Amount   Other Companies   Other Companies     Amount          Net
(Dollars in thousands)         --------   ---------------   ---------------   --------   ----------
December 31, 1996
Total property and liability
  insurance earned premium      $37,963          $ 10,050          $945,698   $973,611         97.1%
                                =======          ========          ========   ========        =====
December 31, 1995
Total property and liability
  insurance earned premium      $10,784          $165,458          $907,995   $753,321        120.5%
                                =======          ========          ========   ========        =====
December 31, 1994
Total property and liability
  insurance earned premium      $ 6,234          $ 95,307          $942,419   $853,346        110.4%
                                =======          ========          ========   ========        =====

INDEX TO EXHIBITS


EXHIBIT
    NO.                                                                     PAGE
-------                                                                     ----

   3.1 Certificate of Incorporation of Everest Reinsurance Holdings, Inc., incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (No. 333-05771)
   3.2 By-Laws (as amended and restated) of Everest Reinsurance Holdings, Inc., incorporated herein by reference to Exhibit
          3.2 to the Registration Statement on Form S-1 (No. 33-71652)
  10.1 Sublease, effective as of January 1, 1994, between The Prudential Insurance Company of America and Everest Reinsurance Company, incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (No. 33-71652)
  10.2 Stop Loss Agreement entered into between Everest Reinsurance Company and Gibraltar Casualty Company, incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (No. 33-71652)
  10.3 Everest Reinsurance Holdings, Inc. Amended 1995 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K")
  10.4 Everest Reinsurance Holdings, Inc. Amended Annual Incentive Plan, incorporated herein by reference to Exhibit 10.4 to the 1995 10-K
  10.5 Sublease, effective as of February 1, 1997 between The Prudential Insurance Company of America and Everest Reinsurance Company
 *10.6 Everest Reinsurance Holdings, Inc. 1995 Stock Option Plan for Non-Employee Directors, incorporated herein by reference to
          Exhibit  4.3  to the  Registration  Statement on  Form S-8 (No.
          333-05771)
 *10.7 Amended and Restated Employment Agreement between Everest Reinsurance Company and Joseph V. Taranto, incorporated herein by reference to Exhibit 10.50 to the Registration Statement on Form S-1 (No. 33-71652)
 *10.8 Letter, Dated April 20, 1995, from Everest Reinsurance Company to Sheldon Rosenberg, incorporated herein by reference to
          Exhibit  10.51 to the Registration  Statement on  Form S-1 (No.
          33-71652)
  10.9 Standby Capital Contribution Agreement between Everest Reinsurance Holdings, Inc. and Everest Reinsurance Company, incorporated herein by reference to Exhibit 10.69 to the Registration Statement on Form S-1 (No. 33-71652)
  10.10 Indemnification Agreement between PRUCO, Inc. and Everest Reinsurance Holdings, Inc., incorporated herein by reference to
          Exhibit  10.70 to  the Registration  Statement on Form S-1 (No.
          33-71652)
  10.11 Guarantee made by The Prudential Insurance Company of America in favor of Everest Reinsurance Company, incorporated herein by reference to Exhibit 10.71 to the Registration Statement on Form S-1 (No. 33-71652)
  10.12 Guarantee made by The Prudential Insurance Company of America in favor of Everest Reinsurance Holdings, Inc., incorporated herein by reference to Exhibit 10.72 to the Registration Statement on Form S-1 (No. 33-71652)
  10.13 1995 Service Contract between Everest Reinsurance Company and Gibraltar Casualty Company, incorporated herein by reference to Exhibit 10.73 to the Registration Statement on Form S-1 (No. 33-71652)
  10.14 Separation Agreement among The Prudential Insurance Company of America, Gibraltar Casualty Company, Everest Reinsurance Company, PRUCO, Inc., and Everest Reinsurance Holdings, Inc., incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-71652)
 *10.15 Form of Non-Qualified Stock Option Award Agreement to be entered into between Everest Reinsurance Holdings, Inc. and participants in the 1995 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.15 to the 1995 10-K

EXHIBIT
    NO.                                                                     PAGE
-------                                                                     ----

 *10.16 Form of Restricted Stock Agreement to be entered into between Everest Reinsurance Holdings, Inc. and participants in the 1995 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.16 to the 1995 10-K
 *10.17 Form of Stock Option Agreement (Version 1) to be entered into between Everest Reinsurance Holdings, Inc. and participants in the 1995 Stock Option Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.17 to the 1995 10-K
 *10.18 Form of Stock Option Agreement (Version 2) to be entered into between Everest Reinsurance Holdings, Inc. and participants in the 1995 Stock Option Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.18 to the 1995 10-K
  11.1    Statement regarding computation of per share earnings
  16.1 Letter from Deloitte & Touche LLP, dated August 8, 1996, incorporated herein by reference to Exhibit 16 to the Form 8-K filed on August 9, 1996
  21.1    Subsidiaries of the registrant
  23.1    Consent of Deloitte & Touche LLP
  23.2    Consent of Coopers & Lybrand L.L.P.
  27.1    Financial Data Schedule
  28.1 Information from reports furnished to state insurance regulatory authorities

--------------
* Management contract or compensatory plan or arrangement.