Form 10-Q
period 1997-03-31
EVEREST REINSURANCE HOLDINGS INC
filed 1997-04-30
CIK 914748

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                   Commission File Number:
MARCH 31, 1997                                                  1-13816
--------------                                                  -------

                       EVEREST REINSURANCE HOLDINGS, INC.
                       ----------------------------------
             (Exact name of Registrant as specified in its charter)




       DELAWARE                                              22-3263609
       --------                                              ----------
(State or other juris-                               IRS Employer Identification
diction of incorporation                                 Number)
    or organization)

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

                           YES    X                  NO
                                 ---                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                    Number of Shares Outstanding
                Class                                     at April 29, 1997
                -----                                     -----------------

COMMON STOCK,      $.01 PAR VALUE                            50,463,552

                       EVEREST REINSURANCE HOLDINGS, INC.

                               INDEX TO FORM 10-Q

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------

                                                                           PAGE
ITEM 1.  FINANCIAL STATEMENTS                                              ----
         --------------------

         Consolidated Balance Sheets at March 31, 1997  (unaudited)
          and December 31, 1996                                              3

         Consolidated Statements of Operations for the three months
          ended March 31, 1997 and 1996 (unaudited)                          4

         Consolidated Statements of Changes in Stockholders' Equity for
          the three months ended March 31, 1997 and 1996 (unaudited)         5

         Consolidated Statements of Cash Flows for the three months
          ended March 31, 1997 and 1996 (unaudited)                          6

         Notes to Consolidated Interim Financial Statements                  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------
         OF FINANCIAL CONDITION AND RESULTS OF
         -------------------------------------
         OPERATIONS                                                         11
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
         -----------------

ITEM 2.  CHANGES IN SECURITIES                                            None
         ---------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                  None
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         ----------------------------------
         SECURITY HOLDERS                                                 None
         ----------------

ITEM 5.  OTHER INFORMATION                                                  14
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   14
         --------------------------------

PART I - ITEM 1

                       EVEREST REINSURANCE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except par value per share)


                                                  March 31,        December 31,
                                                 ------------------------------
ASSETS:                                              1997               1996
                                                 -----------        -----------
                                                 (unaudited)
Fixed maturities - held to maturity,
 at amortized cost (market
 value: 1997, $85,508;
 1996, $88,374)                                  $    78,974        $    80,522
Fixed maturities- available for sale,
 at market value (amortized cost:
 1997, $3,258,944; 1996, $3,194,246)               3,285,285          3,281,972
Equity securities, at market value
 (cost: 1997, $132,182;
 1996, $115,367)                                     161,585            147,280
Short-term investments                                52,500             49,486
Other invested assets                                 14,245             12,750
Cash                                                  45,283             52,595
                                                 -----------        -----------
  Total investments and cash                       3,637,872          3,624,605

Accrued investment income                             53,570             50,211
Premiums receivable                                  244,078            218,087
Reinsurance receivables                              730,089            749,062
Funds held by reinsureds                             171,837            173,386
Deferred acquisition costs                            80,316             84,123
Prepaid reinsurance premiums                           8,482              5,265
Deferred tax asset                                   150,881            124,664
Other assets                                          11,062              9,949
                                                 -----------        -----------
TOTAL ASSETS                                     $ 5,088,187        $ 5,039,352
                                                 ===========        ===========

LIABILITIES:

Reserve for losses and loss
 adjustment expenses                             $ 3,265,220        $ 3,246,858
Unearned premium reserve                             359,830            355,908
Funds held under reinsurance
 treaties                                            194,890            177,921
Losses in the course of payment                       44,357             24,343
Contingent commissions                                82,897             83,279
Other net payable to reinsurers                        9,293              8,779
Current federal income taxes                          18,936             25,879
Other liabilities                                     40,085             30,362
                                                 -----------        -----------
  Total liabilities                                4,015,508          3,953,329
                                                 -----------        -----------

STOCKHOLDERS' EQUITY:
Preferred stock, par value: $0.01;
 50 million shares authorized; no
 shares issued and outstanding                          --                 --
Common stock, par value: $0.01;
 200 million shares authorized;
 50.8 million shares issued                              508                508
Paid-in capital                                      389,202            389,196
Unearned compensation                                   (324)              (374)
Net unrealized appreciation
 (depreciation) of investments, net
 of deferred income taxes                             36,234             77,766
Cumulative foreign currency
 translation adjustment, net of
 deferred income taxes                                (4,666)              (354)
Retained earnings                                    658,945            626,501
Treasury stock, at cost; 0.3 million
 shares                                               (7,220)            (7,220)
                                                 -----------        -----------
  Total stockholders' equity                       1,072,679          1,086,023
                                                 -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                          $ 5,088,187        $ 5,039,352
                                                 ===========        ===========


The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)




                                                        Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                       1997              1996
                                                    ---------         ---------
                                                            (unaudited)
REVENUES:
Premiums earned                                     $ 230,443         $ 210,269
Net investment income                                  54,042            44,768
Net realized capital gain/(loss)                         (199)            3,812
Other income/(loss)                                     3,234              (376)
                                                    ---------         ---------
                                                      287,520           258,473
                                                    ---------         ---------

CLAIMS AND EXPENSES:
Incurred loss and loss adjustment
 expenses                                             166,841           155,125
Commission and brokerage expenses                      61,045            54,479
Other underwriting expenses                            13,709            13,871
                                                    ---------         ---------
                                                      241,595           223,475
                                                    ---------         ---------

INCOME BEFORE TAXES                                    45,925            34,998

Income tax                                             11,461             7,247
                                                    ---------         ---------

NET INCOME                                          $  34,464         $  27,751
                                                    =========         =========



PER SHARE DATA:
   Average shares outstanding
    (000's)                                            50,490            50,793
   Net income per share                             $    0.68         $    0.55
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

                       EVEREST REINSURANCE HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                (Dollars in thousands, except per share amounts)



                                                      Three Months Ended
                                                           March 31,
                                               --------------------------------
                                                   1997                1996
                                               ------------        ------------
                                                          (unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period                     50,490,273          50,792,869
Issued during the period                                400                --
                                               ------------        ------------
Balance net of treasury stock, end
 of period                                       50,490,673          50,792,869
                                               ============        ============



COMMON STOCK (par value):
Balance, beginning of period                   $        508        $        508
Issued during the period                               --                  --
                                               ------------        ------------
Balance, end of period                                  508                 508
                                               ------------        ------------


ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period                        389,196             387,349
Common stock issued during the
 period                                                   6                --
                                               ------------        ------------
Balance, end of period                              389,202             387,349
                                               ------------        ------------


UNEARNED COMPENSATION:
Balance, beginning of period                           (374)               (692)
Net decrease during the period                           50                  90
                                               ------------        ------------
Balance, end of period                                 (324)               (602)
                                               ------------        ------------


NET UNREALIZED APPRECIATION
 (DEPRECIATION) OF INVESTMENTS,
 NET OF DEFERRED INCOME TAXES:
Balance, beginning of period                         77,766              83,726
Net (decrease) during the period                    (41,532)            (42,008)
                                               ------------        ------------
Balance, end of period                               36,234              41,718
                                               ------------        ------------


CUMULATIVE TRANSLATION ADJUSTMENTS,
 NET OF DEFERRED INCOME TAXES:
Balance, beginning of period                           (354)             (7,838)
Net (decrease) during the period                     (4,312)             (1,517)
                                               ------------        ------------
Balance, end of period                               (4,666)             (9,355)
                                               ------------        ------------


RETAINED EARNINGS:
Balance, beginning of period                        626,501             520,541
Net income                                           34,464              27,751
Dividends declared ( $0.04  per
 share in 1997 and $0.03 per share
 in 1996)                                            (2,020)             (1,524)
                                               ------------        ------------
Balance, end of period                              658,945             546,768
                                               ------------        ------------

TREASURY STOCK AT COST:
Balance, beginning of period                         (7,220)               --
Treasury stock acquired during
 period                                                --                  --
                                               ------------        ------------
Balance, end of period                               (7,220)               --
                                               ------------        ------------

TOTAL STOCKHOLDERS' EQUITY, END OF
 PERIOD                                        $  1,072,679        $    966,386
                                               ============        ============



The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                        1997             1996
                                                     ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:                       (unaudited)
Net income                                           $  34,464        $  27,751
   Adjustments  to  reconcile  net
     income to net cash  provided
      by operating activities:
     (Increase) in premiums receivable                 (28,549)          (1,482)
     Decrease in funds held by
      reinsureds, net                                   16,776           24,527
     (Increase) decrease in
      reinsurance receivables                           19,104          (33,448)
     (Increase) in deferred tax asset                   (3,905)          (3,105)
     Increase in reserve for losses
      and loss adjustment expenses                      34,812           71,753
     Increase in unearned premiums                       6,730            9,399
     Decrease in other assets and
      liabilities                                        6,760            5,320
     Non cash compensation expense                          50               90
     Accrual of bond discount/
      amortization of bond premium                        (347)             756
     Realized capital (gains) losses                       199           (3,812)
                                                     ---------        ---------

Net cash provided by operating
 activities                                             86,094           97,749
                                                     ---------        ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities
 matured/called - held to maturity                       2,155            4,393
Proceeds from fixed maturities
 matured/called - available for sale                    60,394           18,820
Proceeds from fixed maturities
 sold - available for sale                             291,262           99,191
Proceeds from equity securities sold                    10,379           31,718
Cost of fixed maturities acquired -
 held to maturity                                         --                (25)
Cost of fixed maturities acquired -
 available for sale                                   (443,374)        (171,735)
Cost of equity securities acquired                     (13,326)         (30,171)
Cost of other invested assets
 acquired                                               (1,495)            (192)
Net (purchases) of short-term
 securities                                             (1,611)         (32,928)
Net increase (decrease) in unsettled
 securities transactions                                11,379           (1,214)
Net increase (decrease) in collateral
 for loaned securities                                    --              1,777
                                                     ---------        ---------

Net cash (used in) investing activities                (84,237)         (80,366)
                                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued during the period                        6             --
Dividends paid to stockholders                          (2,020)          (1,524)
                                                     ---------        ---------
Net cash (used in) financing
 activities                                             (2,014)          (1,524)
                                                     ---------        ---------

EFFECT OF EXCHANGE RATE CHANGES ON
 CASH:                                                  (7,155)          (1,154)
                                                     ---------        ---------

Net increase (decrease) in cash                         (7,312)          14,705

Cash, beginning of period                               52,595           50,912
                                                     ---------        ---------
Cash, end of period                                  $  45,283        $  65,617
                                                     =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid, net                               $  19,211        $  11,858




The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

1.   GENERAL

Certain financial information which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been omitted since it is not required for interim reporting purposes. The consolidated financial statements of Everest Reinsurance Holdings, Inc. (the "Company") for the three months ended March 31, 1997 and 1996 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of results on an interim basis. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 1996, 1995 and 1994.


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

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

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

The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the three months ended March 31, 1997 and 1996:


                                           Three Months Ended
                                                March 31,

                                         1997               1996
                                      ---------          ---------

Gross Basis:
Beginning of period reserves          $ 423,336          $ 428,495
Incurred losses                          11,198              2,596
Paid losses                              (5,849)            (7,324)
                                      ---------          ---------

End of period reserves                $ 428,685          $ 423,767
                                      =========          =========


Net Basis:
Beginning of period reserves          $ 200,989          $ 197,668
Incurred losses                            --                 --
Paid losses                                 896               (181)
                                      ---------          ---------

End of period reserves                $ 201,885          $ 197,487
                                      =========          =========

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

At March 31, 1997, the gross reserves for asbestos and environmental losses were comprised of $105,459 representing case reserves reported by ceding companies, $48,943 representing additional case reserves established by the Company on assumed reinsurance claims, $56,254 representing case reserves established by the Company on direct excess insurance claims and $218,029 representing IBNR reserves. To the extent loss reserves on assumed reinsurance need to be increased and were not ceded to unaffiliated reinsurers under existing reinsurance agreements, the Company would be entitled to certain reimbursements under the Stop Loss Agreement. To the extent loss reserves on direct excess insurance policies needed to be increased and were not ceded to unaffiliated reinsurers under existing reinsurance agreements, the Company would be entitled to 100% protection from Gibraltar under a retrocessional agreement in place since 1986. While there can be no assurance that reserves for and losses from these claims would not increase in the future, management believes that the Company's existing reserves and ceded reinsurance arrangements, including reimbursements available under the Stop Loss Agreement, lessen the probability that such increases, if any, would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

The Company is also named in various legal proceedings incidental to its normal business activities. In the opinion of management, none of these proceedings is likely to have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior, the Company, for a fee, accepted the claim payment obligation of the property and casualty insurer, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at March 31, 1997 was $137,179.

The Company has purchased annuities from an unaffiliated life insurance company to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable. The estimated cost to replace such annuities at March 31, 1997 was $9,393.

3.   NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"), including replacing primary EPS, as defined by APB Opinion No. 15, with basic EPS, requiring dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

structures and requiring certain disclosures. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period EPS data presented.

The Company has calculated basic and diluted EPS, as defined by SFAS 128, and determined that such amounts do not differ materially from primary EPS amounts historically presented in the Company's statements of operations.

4.   SUBSEQUENT EVENT

On April 15, 1997, the Company acquired 29,996 shares of its common stock at a cost of $808 from the Company's Chief Executive Officer to fund the Chief Executive Officer's remaining income tax liability resulting from the October 1995 grant of common stock under the Company's 1995 Stock Incentive Plan.

PART I - ITEM 2


                       EVEREST REINSURANCE HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

   PREMIUMS. Gross premiums written increased 7.0% to $246.0 million in the three months ended March 31, 1997 from $230.0 million in the three months ended March 31, 1996. Factors contributing to this increase included a 59.6% increase (to $21.4 million) in U.S. facultative operations, reflecting growth in all three lines of business (property, casualty and specialty casualty) as this unit continues to do well following its 1995 restructuring and in light of significant dislocation in the market, a 22.6% increase (to $45.4 million) in U.S. direct treaty reinsurance and insurance operations, largely attributable to growth in primary insurance written through Everest National, and a 9.1% increase (to $85.3 million) in international operations, driven by the business produced through the Company's London operations and modest growth in most other areas of the world. Gross premiums written in marine, aviation and surety operations were essentially flat (at $36.6 million) as marine acceptances were scaled back in light of rate decline in that market and a change in reinsurance buying among surety insurers adversely affected volume in that market. The increases were partially offset by an 11.6% decrease (to $57.3 million) in U.S. broker treaty operations, attributable to maintaining underwriting standards in the face of a difficult competitive environment.

   Ceded premiums increased 8.7% to $12.2 million in the three months ended March 31, 1997 from $11.2 million in the three months ended March 31, 1996. This increase was principally attributable to common account retrocessions by ceding sources.

   Net premiums written increased by 6.9% to $233.8 million in the three months ended March 31, 1997 from $218.7 million in the three months ended March 31, 1996 as the increases in gross premiums written more than offset the increase in ceded premiums.

   REVENUES. Net premiums earned increased by 9.6% to $230.4 million in the three months ended March 31, 1997 from $210.3 million in the three months ended March 31, 1996, generally consistent with the growth in net premiums written over the preceding year.

   Net investment income increased 20.7% to $54.0 million in the three months ended March 31, 1997 from $44.8 million in the three months ended March 31, 1996, reflecting principally the effect of investing the $402.3 million of cash flow in the twelve months ended March 31, 1997 and an increase in the annualized pre-tax yield on average cash and invested assets to 6.1% in the three months ended March 31, 1997 from the 5.7% yield in the three months ended March 31, 1996.

   Net realized capital losses were ($0.2) million in the three months ended March 31, 1997, compared to gains of $3.8 million in the three months ended March 31, 1996. The net realized capital loss in the three months ended March 31, 1997 reflected realized capital gains on the Company's common stock investments which were more than offset by realized capital losses on its fixed maturity investments as the Company continued to seek enhanced yield on its fixed maturity investment portfolio.

   EXPENSES. Incurred losses and loss adjustment expenses ("LAE") increased by 7.6% to $166.8 million in the three months ended March 31, 1997 from $155.1 million in the three months ended March 31, 1996. The Company's loss and LAE ratio decreased by 1.4 percentage points to 72.4% in the three months ended March 31, 1997 from 73.8% in the three months ended March 31, 1996 principally as a result of changes in business mix in line with the Company's disciplined underwriting strategies. Net incurred losses and LAE for the three months ended March 31, 1997 reflected ceded losses and LAE of $12.3 million, including $5.3 million ceded under the Stop Loss Agreement, compared to ceded losses and LAE of $52.4 million, including $18.9 million ceded under the Stop Loss Agreement, in the three months ended March 31, 1996.

   Underwriting expenses increased by 9.4% to $74.8 million in the three months ended March 31, 1997 from $68.4 million in the three months ended March 31, 1996. Commission and brokerage expenses increased by $6.6 million, principally relating to premium growth as well as the impact of changes in the business mix. Other underwriting expenses for the three months ended March 31, 1997 decreased by $0.2 million to $13.7 million from the three months ended March 31, 1996 reflecting the impact of the Company's continuing expense reduction initiatives. The Company's expense ratio decreased by 0.1 percentage points to 32.4% in the three months ended March 31, 1997 from 32.5% in the three months ended March 31, 1996.

   The Company's combined ratio decreased to 104.8% in the three months ended March 31, 1997 from 106.3% in the three months ended March 31, 1996.

   INCOME TAXES. The Company recognized income tax expense of $11.5 million in the three months ended March 31, 1997 compared to $7.2 million in the three months ended March 31, 1996 as pretax income in the three months ended March 31, 1997 increased to $45.9 million from $35.0 million in the three months ended March 31, 1996, with tax-preferenced investment income comprising a smaller percentage of pretax income.

   NET INCOME. Net income was $34.5 million in the three months ended March 31, 1997 compared to $27.8 million in the three months ended March 31, 1996. This mainly reflected improved underwriting results and higher investment income partially offset by increased taxes and the absence of net realized capital gains.


FINANCIAL CONDITION

   INVESTED ASSETS. Aggregate invested assets, including cash and short-term investments, were $3,637.9 million at March 31, 1997 and $3,624.6 million at December 31, 1996. The increase in invested assets between December 31, 1996 and March 31, 1997 resulted primarily from cash flow from operations of $86.1 million generated during the three months ended March 31, 1997 partially offset by a decrease of $64.1 million in net appreciation on investments.

   STOCKHOLDERS' EQUITY. Holdings' stockholders' equity decreased to $1,072.7 million as of March 31,1997, from $1,086.0 million as of December 31, 1996 principally reflecting decreases of $41.5 million in net unrealized appreciation on investments, net of deferred taxes, which were partially offset by net income of $34.5 million for the three months ended March 31, 1997. Dividends of $2.0 million were declared and paid by Holdings in the three months ended March 31, 1997.

                       EVEREST REINSURANCE HOLDINGS, INC.


                                OTHER INFORMATION


Part II - ITEM 1.  LEGAL PROCEEDINGS

The Company is subject to litigation and arbitration in the normal course of its business. Management does not believe that any such pending litigation or arbitration will have a material adverse effect on the Company's results of operations, financial condition or cash flows.




Part II - ITEM 5.  OTHER INFORMATION

Effective May 12, 1997, the address of the Company's principal executive office will be Westgate Corporate Center, 477 Martinsville Road, P.O. Box 830, Liberty Corner, N.J. 07938-0830 and the phone number will be (908) 604-3000.




Part II - ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit Index:

         Exhibit No.                Description                     Location
         -----------                -----------                     --------

             11.1          Statement regarding computation
                           of per-share earnings                    Filed
                                                                    herewith

             27.1          Financial Data Schedule                  Filed
                                                                    herewith

(b)      Reports on Form 8-K:

         There were no reports filed on Form 8-K for the three months ended March 31, 1997.

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







Dated:  April 29, 1997