Form 10-Q
period 1997-06-30
EVEREST REINSURANCE HOLDINGS INC
filed 1997-08-04
CIK 914748

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                  Commission File Number:
     JUNE 30, 1997                                             1-13816
----------------------                                  -----------------------

                       EVEREST REINSURANCE HOLDINGS, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)




       DELAWARE                                             22-3263609
------------------------                           ----------------------------
(State or other juris-                             (IRS Employer Identification
diction of incorporation                                      Number)
    or organization)

                            WESTGATE CORPORATE CENTER
                      LIBERTY CORNER, NEW JERSEY 07938-0830
                      -------------------------------------

                                 (908) 604-3000
                                 --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                      YES    X                  NO
                           -----                    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                   Number of Shares Outstanding
                  Class                                  at August 1, 1997
                  -----                            ----------------------------

COMMON STOCK,      $.01 PAR VALUE                           50,467,077

                       EVEREST REINSURANCE HOLDINGS, INC.

                               INDEX TO FORM 10-Q

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------


                                                                          PAGE
                                                                          ----
ITEM 1.  FINANCIAL STATEMENTS
         --------------------

         Consolidated Balance Sheets at June 30, 1997  (unaudited)
          and December 31, 1996                                              3

         Consolidated Statements of Operations for the three months
          and six months ended June 30, 1997 and 1996 (unaudited)            4

         Consolidated Statements of Changes in Stockholders' Equity
          for the three months and six months ended June 30, 1997
          and 1996 (unaudited)                                               5

         Consolidated Statements of Cash Flows for the three months
          and six months ended June 30, 1997 and 1996 (unaudited)            6

         Notes to Consolidated Interim Financial Statements                  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS                                          11
         -------------------------


                                     PART II

                                OTHER INFORMATION
                                -----------------

ITEM 1.  LEGAL PROCEEDINGS                                                  15
         -----------------

ITEM 2.  CHANGES IN SECURITIES                                              15
         ---------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   None
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                15
         ---------------------------------------------------

ITEM 5.  OTHER INFORMATION                                                 None
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   16
         --------------------------------

PART I - ITEM 1


                       EVEREST REINSURANCE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except par value per share)


                                                 June 30,           December 31,
                                                --------------------------------
       ASSETS:                                     1997                 1996
                                                ----------          ------------
                                                (unaudited)

       Fixed maturities - held to maturity,
        at amortized cost (market value:
        1997, $0; 1996, $88,374)                $      -            $    80,522
       Fixed maturities - available for
        sale, at market value (amortized
        cost: 1997, $3,488,505; 1996,
        $3,194,246)                               3,592,042           3,281,972
       Equity securities, at market value
        (cost: 1997, $123,002; 1996,
        $115,367)                                   153,849             147,280
       Short-term investments                        84,685              49,486
       Other invested assets                         11,013              12,750
       Cash                                          37,980              52,595
                                                -----------         -----------
       Total investments and cash                 3,879,569           3,624,605

       Accrued investment income                     54,630              50,211
       Premiums receivable                          238,589             218,087
       Reinsurance receivables                      673,789             749,062
       Funds held by reinsureds                     175,038             173,386
       Deferred acquisition costs                    79,323              84,123
       Prepaid reinsurance premiums                   6,921               5,265
       Deferred tax asset                           127,565             124,664
       Other assets                                  13,463               9,949
                                                -----------         -----------
       TOTAL ASSETS                             $ 5,248,887         $ 5,039,352
                                                ===========         ===========

       LIABILITIES:

       Reserve for losses and loss
        adjustment expenses                     $ 3,305,266         $ 3,246,858
       Unearned premium reserve                     357,352             355,908
       Funds held under reinsurance treaties        193,311             177,921
       Losses in the course of payment               48,651              24,343
       Contingent commissions                        87,283              83,279
       Other net payable to reinsurers               10,333               8,779
       Current federal income taxes                  21,441              25,879
       Other liabilities                             60,023              30,362
                                                -----------         -----------
       Total liabilities                          4,083,660           3,953,329
                                                -----------         -----------

       STOCKHOLDERS' EQUITY:

       Preferred stock, par value: $0.01;
        50 million shares authorized; no
        shares issued and outstanding                  -                    -
       Common stock, par value: $0.01; 200
        million shares authorized; 50.8
        million shares issued                           508                 508
       Paid-in capital                              389,268             389,196
       Unearned compensation                           (274)               (374)
       Net unrealized appreciation of
        investments, net of deferred
        income taxes                                 87,349              77,766
       Cumulative foreign currency
        translation adjustment, net of
        deferred income taxes                        (4,896)               (354)
       Retained earnings                            701,265             626,501
       Treasury stock, at cost; 0.3 million
        shares                                       (7,993)             (7,220)
                                                -----------         -----------
       Total stockholders' equity                 1,165,227           1,086,023
                                                -----------         -----------
       TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                  $ 5,248,887         $ 5,039,352
                                                ===========         ===========


The accompanying notes are an integral part of the consolidated financial statements.


                       EVEREST REINSURANCE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)




                                   Three Months Ended              Six Months Ended
                                         June 30,                      June 30,
                               --------------------------     --------------------------
                                   1997          1996            1997          1996
                               ------------   -----------     -----------   -----------
                                                      (unaudited)

REVENUES:
Premiums earned                $    247,515   $   218,806     $   477,958   $   429,075
Net investment income                57,304        46,261         111,346        91,029
Net realized capital
 gain/(loss)                         13,410         3,672          13,211         7,484
Other income/(loss)                     837           619           4,071           243
                               ------------   -----------     -----------   -----------
                                    319,066       269,358         606,586       527,831
                               ------------   -----------     -----------   -----------

CLAIMS AND EXPENSES:
Incurred loss and loss
 adjustment expenses                180,191       161,430         347,032       316,555
Commission and brokerage
 expenses                            64,961        55,806         126,006       110,285
Other underwriting
 expenses                            13,276        14,040          26,985        27,911
                               ------------   -----------     -----------   -----------
                                    258,428       231,276         500,023       454,751
                               ------------   -----------     -----------   -----------

INCOME BEFORE TAXES                  60,638        38,082         106,563        73,080

Income tax                           16,300         9,343          27,761        16,590
                               ------------   -----------     -----------   -----------

NET INCOME                     $     44,338   $    28,739     $    78,802   $    56,490
                               ============   ===========     ===========   ===========



PER SHARE DATA:
   Average shares
    outstanding (000's)              50,469        50,497          50,480        50,645
   Net income per share        $       0.88   $      0.57     $      1.56   $      1.12
                               ============   ===========     ===========   ===========



















The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                (Dollars in thousands, except per share amounts)



                                   Three Months Ended              Six Months Ended
                                         June 30,                      June 30,
                               --------------------------     --------------------------
                                   1997          1996            1997          1996
                               -----------    -----------     -----------   ------------
                                                      (unaudited)
COMMON STOCK (shares
 outstanding):
Balance, beginning of
 period                         50,490,673     50,792,869      50,490,273     50,792,869
Issued during the period             3,400           -              3,800           -
Treasury stock acquired
 during period                     (29,996)      (306,231)        (29,996)      (306,231)
Treasury stock reissued
 during period                       1,475           -              1,475           -
                               -----------    -----------     -----------   ------------
Balance net of treasury
 stock, end of period           50,465,552     50,486,638      50,465,552     50,486,638
                               ===========    ===========     ===========   ============



COMMON STOCK (par value):
Balance, beginning of
 period                        $       508    $       508     $       508   $        508
Issued during the period              -              -               -              -
                               -----------    -----------     -----------   ------------
Balance, end of period                 508            508             508            508
                               -----------    -----------     -----------   ------------


ADDITIONAL PAID IN CAPITAL:
Balance, beginning of
 period                            389,202        387,349         389,196        387,349
Contributions during the
 period                               -             1,783            -             1,783
Common stock issued during
 the period                             57           -                 63           -
Treasury stock reissued
 during the period                       9           -                  9           -
                               -----------    -----------     -----------   ------------
Balance, end of period             389,268        389,132         389,268        389,132
                               -----------    -----------     -----------   ------------


UNEARNED COMPENSATION:
Balance, beginning of period          (324)          (602)           (374)          (692)
Net decrease during the
 period                                 50             89             100            179
                               -----------    -----------     -----------   ------------
Balance, end of period                (274)          (513)           (274)          (513)
                               -----------    -----------     -----------   ------------


NET UNREALIZED APPRECIATION
 (DEPRECIATION) OF INVESTMENTS,
 NET OF DEFERRED INCOME TAXES:
Balance, beginning of period        36,234         41,718          77,766         83,726
Net increase (decrease) during
 the period                         51,115        (16,055)          9,583        (58,063)
                               -----------    -----------     -----------   ------------
Balance, end of period              87,349         25,663          87,349         25,663
                               -----------    -----------     -----------   ------------


CUMULATIVE TRANSLATION
 ADJUSTMENTS, NET OF
 DEFERRED INCOME TAXES:
Balance, beginning of
 period                             (4,666)        (9,355)           (354)        (7,838)
Net increase (decrease)
 during the period                    (230)           576          (4,542)          (941)
                               -----------    -----------     -----------   ------------
Balance, end of period              (4,896)        (8,779)         (4,896)        (8,779)
                               -----------    -----------     -----------   ------------


RETAINED EARNINGS:
Balance, beginning of period       658,945        546,768         626,501        520,541
Net income                          44,338         28,739          78,802         56,490
Dividends declared ($0.04
 and $0.08 per share in 1997
 and $0.03 and $0.06 per
 share in 1996)                     (2,018)        (1,514)         (4,038)        (3,038)
                               -----------    -----------     -----------   ------------
Balance, end of period             701,265        573,993         701,265        573,993
                               -----------    -----------     -----------   ------------

TREASURY STOCK AT COST:
Balance, beginning of period        (7,220)          -             (7,220)          -
Treasury stock acquired
 during period                        (808)        (7,216)           (808)        (7,216)
Treasury stock reissued
 during period                          35           -                 35           -
                               -----------    -----------     -----------   ------------
Balance, end of period              (7,993)        (7,216)         (7,993)        (7,216)
                               -----------    -----------     -----------   ------------

TOTAL STOCKHOLDERS' EQUITY,
 END OF PERIOD                 $ 1,165,227    $   972,788     $ 1,165,227   $    972,788
                               ===========    ===========     ===========   ============



The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                         Three Months Ended June 30,       Six Months Ended June 30,
                                        -----------------------------     ---------------------------
                                             1997           1996              1997           1996
                                        -----------------------------     ---------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:                                                       (unaudited)
Net income                               $     44,338     $    28,739     $    78,802     $    56,490
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
    (Increase) decrease in
     premiums receivable                        7,758          (5,096)        (20,791)         (6,578)
    (Increase) decrease in
     funds held by reinsureds,
     net                                       (3,558)          1,043          13,218          25,570
    (Increase) decrease in
     reinsurance receivables                   56,398          19,948          75,502         (13,500)
    (Increase) in deferred tax
     asset                                     (3,988)           (865)         (7,893)         (3,970)
    Increase in reserve for
     losses and loss adjustment
     expenses                                  25,872          24,851          60,684          96,604
    Increase (decrease) in
     unearned premiums                         (5,557)         19,908           1,173          29,307
    (Increase) decrease in other
     assets and liabilities                    13,800         (18,215)         20,560         (12,895)
    Non cash compensation expense                  50              89             100             179
    Accrual of bond discount/
     amortization of bond premium                (368)            323            (715)          1,079
    Realized capital (gains) losses           (13,410)         (3,672)        (13,211)         (7,484)
                                         ------------     -----------     -----------     -----------

Net cash provided by operating
 activities                                   121,335          67,053         207,429         164,802
                                         ------------     -----------     -----------     -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities
 matured/called - held to maturity               -              5,851          2,155           10,244
Proceeds from fixed maturities
 matured/called - available for sale          142,757          41,911        203,151           60,731
Proceeds from fixed maturities
 sold - available for sale                    453,502         174,223        744,764          273,414
Proceeds from equity securities sold           53,141          31,677         63,520           63,395
Cost of fixed maturities acquired -
 held to maturity                                -               -              -                 (25)
Cost of fixed maturities acquired -
 available for sale                          (738,788)       (264,354)    (1,182,162)        (436,089)
Cost of equity securities acquired            (25,810)        (23,707)       (39,136)         (53,878)
Cost of other invested assets acquired        (31,708)         (2,709)       (33,203)          (2,901)
Net (purchases) sales of short-term
 securities                                     1,611         (12,720)          -             (45,648)
Net increase (decrease) in unsettled
 securities transactions                       16,364              63         27,743           (1,151)
Net (decrease) in collateral for
 loaned securities                               -            (21,674)          -             (19,897)
                                         ------------     -----------     ----------      -----------

Net cash (used in) investing
 activities                                  (128,931)        (71,439)      (213,168)        (151,805)
                                         ------------     -----------     ----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                       (764)         (7,216)          (764)          (7,216)
Contributions during the period                  -              1,783           -               1,783
Common stock issued during the period              57            -                63                -
Dividends paid to stockholders                 (2,018)         (1,514)        (4,038)          (3,038)
                                         ------------     -----------     ----------      -----------
Net cash (used in) financing
 activities                                    (2,725)         (6,947)        (4,739)          (8,471)
                                         ------------     -----------     ----------      -----------

EFFECT OF EXCHANGE RATE CHANGES ON
 CASH:                                          3,018           1,132         (4,137)             (22)
                                         ------------     -----------     ----------      -----------

Net increase (decrease) in cash                (7,303)        (10,201)       (14,615)           4,504

Cash, beginning of period                      45,283          65,617         52,595           50,912
                                         ------------     -----------     ----------      -----------
Cash, end of period                      $     37,980     $    55,416     $   37,980      $    55,416
                                         ============     ===========     ==========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
Income taxes paid, net                   $     18,198     $    17,463     $   37,409      $    29,321




The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

1.  GENERAL

The consolidated financial statements of Everest Reinsurance Holdings Inc. (the "Company") for the three months and six months ended June 30, 1997 and 1996 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of results on an interim basis. Certain financial information which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been omitted since it is not required for interim reporting purposes. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the three months and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 1996, 1995 and 1994.

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

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

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

The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the three months and six months ended June 30, 1997 and 1996:


                            Three Months Ended             Six Months Ended
                                 June 30,                      June 30,

                            1997           1996           1997            1996
                        --------------------------      -----------------------

Gross Basis:

Beginning of period
 reserves                $428,685         $424,888        $423,336     $428,495
Incurred losses            17,463            9,004          28,662       12,721
Paid losses              ( 19,554)        ( 15,062)       ( 25,404)    ( 22,386)
                        ---------         --------       ---------     ---------

End of period
 reserves                $426,594         $418,830        $426,594     $418,830
                        =========         ========        ========     ========


Net Basis:
Beginning of period
 reserves                $201,885         $197,541        $200,989     $197,668
Incurred losses               461            -                 461        -
Paid losses                 1,074         (     33)          1,970     (    160)
                         --------         --------        --------     --------

End of period
 reserves                $203,420         $197,508        $203,420     $197,508
                         ========         ========        ========     ========


                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

At June 30, 1997, the gross reserves for asbestos and environmental losses was comprised of $106,652 representing case reserves reported by ceding companies, $58,552 representing additional case reserves established by the Company on assumed reinsurance claims, $51,748 representing case reserves established by the Company on direct excess insurance claims and $209,642 representing incurred but not reported ("IBNR") reserves. To the extent loss reserves on assumed reinsurance need to be increased and were not ceded to unaffiliated reinsurers under existing reinsurance agreements, the Company would be entitled to certain reimbursements under the Stop Loss Agreement. To the extent loss reserves on direct excess insurance policies needed to be increased and were not ceded to unaffiliated reinsurers under existing reinsurance agreements, the Company would be entitled to 100% protection from Gibraltar under a retrocessional agreement in place since 1986. While there can be no assurance that reserves for and losses from these claims would not increase in the future, management believes that the Company's existing reserves and ceded reinsurance arrangements, including reimbursements available under the Stop Loss Agreement, lessen the probability that such increases, if any, would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

The Company is also named in various legal proceedings incidental to its normal business activities. In the opinion of management, none of these proceedings is likely to have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior, the Company, for a fee, accepted the claim payment obligation of the property and casualty insurer, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at June 30, 1997 was $138,165.

The Company has purchased annuities from an unaffiliated life insurance company to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable. The estimated cost to replace such annuities at June 30, 1997 was $9,578.

3.  INVESTMENTS

In the second quarter, the Company transferred all of the fixed maturity securities in its held-to-maturity classification (with an amortized cost of $79.0 million and market value of $85.5 million) to the available-for-sale classification to enhance management's flexibility with respect to future portfolio management. The net financial statement impact of the transfer was a $4.2 million increase in net after-tax unrealized appreciation of investments.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

4.  CREDIT LINE

On June 16, 1997, the Company finalized a 364 day revolving line of credit with First Union National Bank. This facility, which will be used for liquidity and general corporate purposes, provides for the borrowing of up to $50 million with interest at a rate selected by the Company equal to either (i) the Base Rate (as defined below), (ii) an adjusted London InterBank Offered Rate ("LIBOR") plus a margin (the "Margin") or (iii) a Money Market Rate, which is a daily uncommitted advised rate. The Base Rate is the higher of the rate of interest established by the bank from time to time as its reference rate in making loans or the Federal Funds rate plus 0.5% per annum. The amount of the Margin and the commitment fee payable to the bank for the Credit Facility depend upon the insurance strength or claims paying ability ratings of Everest Re, a subsidiary of the Company. The Credit Facility agreement requires that Everest Re maintain statutory surplus of not less than $575 million and that the Company not allow its ratio of certain debt to capital to be greater than a specified amount.

5.  NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"), including replacing primary EPS, as defined by APB Opinion No. 15, with basic EPS, requiring dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requiring certain disclosures. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period EPS data presented.

The Company has calculated basic and diluted EPS, as defined by SFAS 128, and determined that such amounts do not differ materially from primary EPS amounts historically presented in the Company's statements of operations.

6.  CAPITAL

On April 1, 1997, the Company transferred a total of 1,475 shares of treasury stock having an aggregate value of $44, to its non-employee directors as compensation for their service as directors.

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

PART I - ITEM 2


                       EVEREST REINSURANCE HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

   PREMIUMS. Gross premiums written increased 2.4% to $253.2 million in the three months ended June 30, 1997 from $247.4 million in the three months ended June 30, 1996. Factors contributing to this increase include a 19.4% increase (to $42.4 million) in U.S. direct treaty reinsurance and insurance operations, attributable to growth in primary insurance written through Everest National, and a 10.6% increase (to $40.9 million) in marine, aviation and surety operations, partially offset by a 19.3% decrease (to $18.5 million) in U.S. facultative operations.

  Ceded premiums decreased to $7.2 million in the three months ended June 30, 1997 from $11.5 million in the three months ended June 30, 1996. This decrease was principally attributable to reduced common account retrocessions by ceding sources and a reduction in the Company's contract specific retrocessions.

   Net premiums written increased by 4.3% to $246.1 million in the three months ended June, 1997 from $235.9 million in the three months ended June 30, 1996 consistent with the growth in gross premiums written and reductions in ceded premiums.

   REVENUES. Net premiums earned increased by 13.1% to $247.5 million in the three months ended June 30, 1997 from $218.8 million in the three months ended June 30, 1996, generally consistent with the growth in net premiums written over the preceding twelve months.

   Net investment income increased 23.9% to $57.3 million in the three months ended June 30, 1997 from $46.3 million in the three months ended June 30, 1996, principally reflecting both the effect of investing the $456.6 million of cash flow from operations in the twelve months ended June 30, 1997 and higher yields earned on the investment portfolio. The annualized pre-tax yield on average cash and invested assets improved to 6.3 % in the three months ended June 30, 1997, from the 5.7% yield in the three months ended June 30, 1996.

   Net realized capital gains were $13.4 million in the three months ended June 30, 1997, compared to $3.7 million in the three months ended June 30, 1996 with the gains in both periods mainly arising from activity in the Company's portfolio of equity securities, including, in 1997, a $14.0 million gain on the sale of the company's investment in the common stock of Corporacion MAPFRE S.A. ("MAPFRE"), an insurance group in Spain.

   EXPENSES. Incurred losses and loss adjustment expenses ("LAE") increased by 11.6% to $180.2 million in the three months ended June 30, 1997 from $161.4 million in the three months ended June 30, 1996. The Company's loss and LAE ratio decreased by 1.0 percentage point to 72.8% in the three months ended June 30, 1997 from 73.8% in the three months ended June 30,

1996, principally as a result of changes in the Company's mix of business. Net incurred losses and LAE for the three months ended June 30, 1997 reflected ceded losses and LAE of $20.0 million, including $8.6 million ceded under the Stop Loss Agreement, compared to ceded losses and LAE of $17.0 million in the three months ended June 30, 1996, including $10.6 million ceded under the Stop Loss Agreement.

   Underwriting expenses increased by 12.0% to $78.2 million in the three months ended June 30, 1997 from $69.8 million in the three months ended June 30, 1996. Commission and brokerage expenses increased by $9.2 million, principally relating to earned premium growth. Other underwriting expenses decreased by $0.8 million, reflecting the impact of the Company's continuing expense reduction initiatives. The Company had 396 employees at June 30, 1997 compared to 421 employees at June 30, 1996. The Company's expense ratio was 31.6% in the three months ended June 30, 1997 compared to 31.9% in the three months ended June 30, 1996.

   The Company's combined ratio decreased to 104.4% in the three months ended June 30, 1997 compared to 105.7% in the three months ended June 30, 1996.

   INCOME TAXES. The Company recognized income tax expense of $16.3 million in the three months ended June 30, 1997 compared to $9.3 million in the three months ended June 30, 1996. The principal cause of this change was the increase in realized capital gains and other pre-tax income.

   NET INCOME. Net income was $44.3 million in the three months ended June 30, 1997 compared to $28.7 million in the three months ended June 30, 1996. This mainly reflected improved underwriting results and higher investment income and capital gains.


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

   PREMIUMS. Gross premiums written increased 4.6% to $499.2 million in the six months ended June 30, 1997 from $477.4 million in the six months ended June 30, 1996. Factors contributing to this increase included a 21.0% increase (to $87.8 million) in U.S. direct treaty reinsurance and insurance operations, attributable to growth in primary insurance written through Everest National, a 9.8% increase (to $39.9 million) in U.S. facultative operations, reflecting growth in property and specialty casualty business, a 5.5% increase (to $77.6 million) in marine, aviation and surety operations, mainly driven by growth in marine and aviation writings, and a 3.8% increase (to $173.4 million) in international operations, driven by modest growth in most areas of the world. These gains were partially offset by a 5.7% decrease (to $120.7 million) in U.S. broker treaty operations, principally attributable to maintaining underwriting standards in the face of a difficult competitive environment.

  Ceded premiums decreased to $19.4 million in the six months ended June 30, 1997 from $22.7 million in the six months ended June 30, 1996. This decrease was principally attributable to reduced common account retrocessions by ceding sources and changes in the Company's utilization of contract specific retrocessions.

   Net premiums written increased by 5.5% to $479.9 million in the six months ended June 30, 1997 from $454.7 million in the six months ended June 30, 1996 reflecting the growth in gross premiums written and reductions in ceded premiums.

   REVENUES. Net premiums earned increased by 11.4% to $478.0 million in the six months ended June 30, 1997 from $429.1 million in the six months ended June 30, 1996, generally consistent with the growth in net premiums written over the preceding year.

   Net investment income increased 22.3% to $111.3 million in the six months ended June 30, 1997 from $91.0 million in the six months ended June 30, 1996, reflecting both the effect of investing the $456.6 million of cash flow from operations in the twelve months ended June 30, 1997 and higher yields earned on the investment portfolio. The annualized pre-tax yield on average cash and invested assets improved to 6.1 % in the six months ended June 30, 1997 from 5.7% in the six months ended June 30, 1996.

   Net realized capital gains were $13.2 million in the six months ended June 30, 1997, compared to $7.5 million in the six months ended June 30, 1996 with the gains in both periods mainly arising from activity in the Company's portfolio of equity securities, including, in 1997, a $14.0 million gain on the sale of the company's investment in the common stock of MAPFRE.

   EXPENSES. Incurred losses and LAE increased by 9.6% to $347.0 million in the six months ended June 30, 1997 from $316.6 million in the six months ended June 30, 1996. The Company's loss and LAE ratio decreased by 1.2 percentage points to 72.6% for the six months ended June 30, 1997 from 73.8% in the six months ended June 30, 1996, attributable principally to changes in the Company's business mix. Net incurred losses and LAE for the six months ended June 30, 1997 reflected ceded losses and LAE of $32.3 million, including $13.9 million ceded under the Stop Loss Agreement, compared to ceded losses and LAE of $69.4 million in the six months ended June 30, 1996, including $29.5 million ceded under the Stop Loss Agreement.

   Underwriting expenses increased by 10.7% to $153.0 million in the six months ended June 30, 1997 from $138.2 million in the six months ended June 30, 1996. Commission and brokerage expenses increased by $15.7 million, principally reflecting the higher level of earned premiums. Other underwriting expenses decreased by $0.9 million, reflecting the impact of the Company's continuing expense reduction initiatives. The Company's expense ratio was 32.0% in the six months ended June 30, 1997 compared to 32.2% in the six months ended June 30, 1996.

   The Company's combined ratio decreased to 104.6% in the six months ended June 30, 1997 from 106.0% in the six months ended June 30, 1996.

   INCOME TAXES. The Company recognized income tax expense of $27.8 million in the six months ended June 30, 1997 compared to $16.6 million in the six months ended June 30, 1996. The principal cause of this change was the increase in capital gains and other pre-tax income.

   NET INCOME. Net income was $78.8 million in the six months ended June 30, 1997 compared to $56.5 million in the six months ended June 30, 1996. This improvement mainly reflected improved underwriting results and higher investment income and capital gains.

FINANCIAL CONDITION

   INVESTED ASSETS. Aggregate invested assets, including cash and short-term investments, were $3,879.6 million at June 30, 1997 and $3,624.6 million at December 31, 1996. The increase in invested assets between December 31, 1996 and June 30, 1997 resulted primarily from cash flow from operations of $207.4 million generated during the six months ended June 30, 1997 coupled with an increase of $28.0 million in net appreciation on investments.

   CREDIT LINE. On June 16, 1997, the Company finalized a 364 day revolving line of credit with First Union National Bank which will be used for liquidity and general corporate purposes. For additional information regarding this Credit Facility, see Note 4 to the Consolidated Financial Statements (Unaudited).

   STOCKHOLDERS' EQUITY. Holdings' stockholders' equity increased to $1,165.2 million as of June 30, 1997, from $1,086.0 million as of December 31, 1996 principally reflecting net income of $78.8 million for the six months ended June 30, 1997 and an increase of $9.6 million in unrealized appreciation on investments, net of deferred taxes. Dividends of $4.0 million were declared and paid by Holdings in the six months ended June 30, 1997.

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


Part II - ITEM 2.  CHANGES IN SECURITIES

c)   Information required by Item 701 of Regulation S-K:

     (a) On April 1, 1997, 1475 common shares of the Company (previously held as treasury shares) were distributed.

     (b) The securities were distributed to the Company's five non-employee directors.

     (c) The securities were issued as compensation to the non-employee directors for services rendered to the Company during the first quarter of 1997.

     (d) Exemption from registration was claimed pursuant to Section 4(2) of the Securities Act of 1933. There was no public offering and the participants in the transactions were the Company and its non-employee directors.

     (e)  Not applicable.


Part II - ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)        The Annual Meeting was held on May 22, 1997.

b) Martin Abrahams, John R. Dunne and Robert P. Jacobson were elected at the Annual Meeting as Directors of the Company for a term expiring in 2000. The term of office of the following Directors continued after the meeting: Kenneth J. Duffy, Thomas J. Gallagher, William F. Galtney, Jr., Robert A. Mulderig and Joseph V. Taranto.

c)       The following matter was voted on at the Annual Meeting:

         (1)   The following Directors were elected:

                                             Votes                      Votes
                                              For                      Withheld
                                              ---                      --------

               Martin Abrahams             43,519,582                   934,047

               John R. Dunne               43,519,582                   934,047

               Robert P. Jacobson          43,517,712                   935,917


Part II - ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibit Index:

         Exhibit No.            Description                      Location
         -----------            -----------                      --------

            10.19      Credit agreement between Everest      Incorporated herein
                       Reinsurance Holdings, Inc. and        by reference to
                       First Union National Bank dated       Exhibit 10.19 to
                       June 16, 1997 providing for a         the Form 8-K
                       $50 million revolving credit          filed on June 24,
                       facility.                             1997.

            11.1       Statement regarding computation
                       of per-share earnings                 Filed herewith


            27         Financial Data Schedule               Filed herewith

(b)      Reports on Form 8-K:

         A report on Form 8-K, dated June 18, 1997, was filed on June 24, 1997 reporting that the Company finalized a $50 million revolving credit facility with First Union National Bank.


Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

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

                                 Everest Reinsurance Holdings, Inc.
                                          (Registrant)






                                 - By: /s/ Robert P. Jacobson
                                          -------------------------------------
                                 Robert P. Jacobson
                                 Duly Authorized Officer, Senior Vice President, Chief Financial Officer and Comptroller







Dated:  August 4, 1997