Form 10-Q
period 1997-09-30
EVEREST REINSURANCE HOLDINGS INC
filed 1997-10-30
CIK 914748

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                   Commission File Number:
  SEPTEMBER 30, 1997                                            1-13816
----------------------                                   -----------------------

                      EVEREST REINSURANCE HOLDINGS, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)




          DELAWARE                                           22-3263609
------------------------                            ----------------------------
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

                           YES    X                  NO
                                -----                    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                    Number of Shares Outstanding
                  Class                                  at October 30, 1997
                  -----                             ----------------------------
COMMON STOCK,      $.01 PAR VALUE                            50,480,162

                       EVEREST REINSURANCE HOLDINGS, INC.

                               INDEX TO FORM 10-Q

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------

                                                                            PAGE
ITEM 1.  FINANCIAL STATEMENTS                                               ----
         --------------------

         Consolidated Balance Sheets at September 30, 1997  (unaudited)
          and December 31, 1996                                                3

         Consolidated Statements of Operations for the three months
          and nine months ended September 30, 1997 and 1996 (unaudited)        4

         Consolidated Statements of Changes in Stockholders' Equity for
          the three  months and nine months  ended  September 30, 1997
          and 1996 (unaudited)                                                 5

         Consolidated Statements of Cash Flows for the three months and
          nine months ended September 30, 1997 and 1996 (unaudited)            6

         Notes to Consolidated Interim Financial Statements                    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS                                            12
         -------------------------


                                     PART II

                                OTHER INFORMATION
                                -----------------

ITEM 1.  LEGAL PROCEEDINGS                                                    16
         -----------------

ITEM 2.  CHANGES IN SECURITIES                                                16
         ---------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    None
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                None
         ---------------------------------------------------

ITEM 5.  OTHER INFORMATION                                                  None
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     16
         --------------------------------

PART I - ITEM 1

                               EVEREST REINSURANCE HOLDINGS, INC.
                                  CONSOLIDATED BALANCE SHEETS
                       (Dollars in thousands, except par value per share)



                                                                 September 30,   December 31,
                                                                 -----------------------------
ASSETS:                                                               1997            1996
                                                                 -------------     -----------
                                                                  (unaudited)
Fixed maturities - held to maturity, at amortized cost
 (market value: 1997, $0; 1996, $88,374)                         $        --       $    80,522
Fixed maturities - available for sale, at market value
  (amortized cost: 1997, $3,552,680; 1996, $3,194,246)               3,718,365       3,281,972
Equity securities, at market value (cost: 1997, $130,142;
  1996, $115,367)                                                      169,537         147,280
Short-term investments                                                  30,615          49,486
Other invested assets                                                   11,134          12,750
Cash                                                                    62,299          52,595
                                                                 -------------     -----------
  Total investments and cash                                         3,991,950       3,624,605

Accrued investment income                                               56,842          50,211
Premiums receivable                                                    267,796         218,087
Reinsurance receivables                                                672,527         749,062
Funds held by reinsureds                                               180,150         173,386
Deferred acquisition costs                                              82,121          84,123
Prepaid reinsurance premiums                                             6,886           5,265
Deferred tax asset                                                      92,019         124,664
Other assets                                                            18,712           9,949
                                                                 -------------     -----------
TOTAL ASSETS                                                     $   5,369,003     $ 5,039,352
                                                                 =============     ===========

LIABILITIES:

Reserve for losses and loss
 adjustment expenses                                             $   3,367,522     $ 3,246,858
Unearned premium reserve                                               360,029         355,908
Funds held under reinsurance treaties                                  192,927         177,921
Losses in the course of payment                                         46,044          24,343
Contingent commissions                                                  88,089          83,279
Other net payable to reinsurers                                          9,838           8,779
Current federal income taxes                                            15,757          25,879
Other liabilities                                                       41,878          30,362
                                                                 -------------     -----------
  Total liabilities                                                  4,122,084       3,953,329
                                                                 -------------     -----------

STOCKHOLDERS' EQUITY:
Preferred stock, par value: $0.01; 50 million shares
  authorized; no shares issued and outstanding                            --              --
Common stock, par value: $0.01; 200 million shares
  authorized; 50.8 million shares issued                                   508             508
Paid-in capital                                                        389,834         389,196
Unearned compensation                                                     (592)           (374)
Net unrealized appreciation of investments, net of
   deferred income taxes                                               133,308          77,766
Cumulative foreign currency translation adjustment, net of
   deferred income taxes                                                (5,743)           (354)
Retained earnings                                                      737,678         626,501
Treasury stock, at cost; 0.3 million shares                             (8,074)         (7,220)
                                                                 -------------     -----------
  Total stockholders' equity                                         1,246,919       1,086,023
                                                                 -------------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   5,369,003     $ 5,039,352
                                                                 =============     ===========


The accompanying notes are an integral part of the consolidated financial statements.

                               EVEREST REINSURANCE HOLDINGS, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Dollars in thousands, except per share amounts)




                                                  Three Months Ended            Nine Months Ended
                                                    September 30,                 September 30,
                                               ------------------------      -----------------------
                                                  1997           1996           1997          1996
                                               ---------      ---------      ---------     ---------
                                                                     (unaudited)
REVENUES:
Premiums earned                                $ 271,520      $ 245,341      $ 749,478     $ 674,416
Net investment income                             57,883         49,467        169,229       140,496
Net realized capital gain/(loss)                   2,722         (6,505)        15,933           979
Other income/(loss)                                 (396)           (13)         3,675           230
                                               ---------      ---------      ---------     ---------
                                                 331,729        288,290        938,315       816,121
                                               ---------      ---------      ---------     ---------

CLAIMS AND EXPENSES:
Incurred loss and loss adjustment expenses       204,234        179,856        551,266       496,411
Commission and brokerage expenses                 63,116         65,402        189,122       175,687
Other underwriting expenses                       13,561         13,750         40,546        41,661
                                               ---------      ---------      ---------     ---------
                                                 280,911        259,008        780,934       713,759
                                               ---------      ---------      ---------     ---------

INCOME BEFORE TAXES                               50,818         29,282        157,381       102,362

Income tax                                        12,386          6,063         40,147        22,653
                                               ---------      ---------      ---------     ---------

NET INCOME                                     $  38,432      $  23,219      $ 117,234     $  79,709
                                               =========      =========      =========     =========



PER SHARE DATA:
   Average shares outstanding (000's)             50,466         50,487         50,475        50,592
   Net income per share                        $    0.76      $    0.46      $    2.32     $    1.58
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

                                       EVEREST REINSURANCE HOLDINGS, INC.
                                       CONSOLIDATED STATEMENTS OF CHANGES
                                             IN STOCKHOLDERS' EQUITY
                                (Dollars in thousands, except per share amounts)



                                                              Three Months Ended               Nine Months Ended
                                                                 September 30,                   September 30,
                                                         ----------------------------    ----------------------------
                                                             1997            1996            1997            1996
                                                         ------------    ------------    ------------    ------------
                                                                                  (unaudited)
COMMON STOCK (SHARES OUTSTANDING):
Balance, beginning of period                               50,465,552      50,486,638      50,490,273      50,792,869
Issued during the period                                       17,400            --            21,200            --
Treasury stock acquired during period                          (6,400)           --           (36,396)       (306,231)
Treasury stock reissued during period                           1,125            --             2,600            --
                                                         ------------    ------------    ------------    ------------
Balance net of treasury stock, end of period               50,477,677      50,486,638      50,477,677      50,486,638
                                                         ============    ============    ============    ============



COMMON STOCK (PAR VALUE):
Balance, beginning of period                             $        508    $        508    $        508    $        508
Issued during the period                                         --              --              --              --
                                                         ------------    ------------    ------------    ------------
Balance, end of period                                            508             508             508             508
                                                         ------------    ------------    ------------    ------------


ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period                                  389,268         389,132         389,196         387,349
Contributions during the period                                  --              --              --             1,783
Common stock issued during the period                             549            --               612            --
Treasury stock reissued during the period                          17            --                26            --
                                                         ------------    ------------    ------------    ------------
Balance, end of period                                        389,834         389,132         389,834         389,132
                                                         ------------    ------------    ------------    ------------


UNEARNED COMPENSATION:
Balance, beginning of period                                     (274)           (513)           (374)           (692)
Net (increase) decrease during the period                        (318)             89            (218)            268
                                                         ------------    ------------    ------------    ------------
Balance, end of period                                           (592)           (424)           (592)           (424)
                                                         ------------    ------------    ------------    ------------


NET UNREALIZED APPRECIATION(DEPRECIATION) OF
  INVESTMENTS, NET OF DEFERRED INCOME TAXES:
Balance, beginning of period                                   87,349          25,663          77,766          83,726
Net increase (decrease) during the period                      45,959          19,054          55,542         (39,009)
                                                         ------------    ------------    ------------    ------------
Balance, end of period                                        133,308          44,717         133,308          44,717
                                                         ------------    ------------    ------------    ------------


CUMULATIVE TRANSLATION ADJUSTMENTS,
  NET OF DEFERRED INCOME TAXES:
Balance, beginning of period                                   (4,896)         (8,779)           (354)         (7,838)
Net increase (decrease) during the period                        (847)            956          (5,389)             15
                                                         ------------    ------------    ------------    ------------
Balance, end of period                                         (5,743)         (7,823)         (5,743)         (7,823)
                                                         ------------    ------------    ------------    ------------


RETAINED EARNINGS:
Balance, beginning of period                                  701,265         573,993         626,501         520,541
Net income                                                     38,432          23,219         117,234          79,709
Dividends declared ($0.04 and $0.12 per share in 1997
  and $0.03 and $0.09 per share in 1996)                       (2,019)         (1,515)         (6,057)         (4,553)
                                                         ------------    ------------    ------------    ------------
Balance, end of period                                        737,678         595,697         737,678         595,697
                                                         ------------    ------------    ------------    ------------

TREASURY STOCK AT COST:
Balance, beginning of period                                   (7,993)         (7,216)         (7,220)           --
Treasury stock acquired during period                            (107)           --              (915)         (7,216)
Treasury stock reissued during period                              26            --                61            --
                                                         ------------    ------------    ------------    ------------
Balance, end of period                                         (8,074)         (7,216)         (8,074)         (7,216)
                                                         ------------    ------------    ------------    ------------

TOTAL STOCKHOLDERS' EQUITY, END OF PERIOD                $  1,246,919    $  1,014,591    $  1,246,919    $  1,014,591
                                                         ============    ============    ============    ============



The accompanying notes are an integral part of the consolidated financial statements.

                                           EVEREST REINSURANCE HOLDINGS, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Dollars in thousands)


                                                                   Three Months Ended            Nine Months Ended
                                                                      September 30,                September 30,
                                                               --------------------------    --------------------------
                                                                    1997          1996           1997           1996
                                                               --------------------------    --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                (unaudited)
Net income                                                     $    38,432    $    23,219    $   117,234    $    79,709
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      (Increase) decrease in premiums receivable                   (30,325)        28,424        (51,116)        21,846
      (Increase) decrease in funds held by reinsureds, net          (5,646)        (2,748)         7,572         22,822
      (Increase) decrease in reinsurance receivables                 1,034          9,728         76,536         (3,772)
      (Increase) decrease in deferred tax asset                     13,538            598          5,645         (3,372)
      Increase in reserve for losses and loss adjustment
       expenses                                                     68,261         24,740        128,945        121,344
      Increase in unearned premiums                                  4,430         30,925          5,603         60,232
      (Increase) decrease in other assets and liabilities          (12,360)           320          8,200        (12,575)
      Non cash compensation expense                                   (318)            89           (218)           268
      Accrual of bond discount/amortization of bond premium            136         (1,384)          (579)          (305)
      Realized capital (gains) losses                               (2,722)         6,505        (15,933)          (979)
                                                               -----------    -----------    -----------    -----------

Net cash provided by operating activities                           74,460        120,416        281,889        285,218
                                                               -----------    -----------    -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - held to
 maturity                                                             --              239          2,155         10,483
Proceeds from fixed maturities matured/called - available
 for sale                                                          (97,702)        44,690        105,449        105,421
Proceeds from fixed maturities sold - available for sale           256,270        718,983      1,001,034        992,397
Proceeds from equity securities sold                                 9,609         86,817         73,129        150,212
Cost of fixed maturities acquired - held to maturity                  --             --             --              (25)
Cost of fixed maturities acquired - available for sale            (229,464)      (922,241)    (1,411,626)    (1,358,330)
Cost of equity securities acquired                                 (13,968)       (87,159)       (53,104)      (141,037)
Net (purchases) sales of other invested assets acquired               (655)        (1,425)         1,082         (4,326)
Net (purchases) sales of short-term securities                      55,145         10,239         20,205        (35,409)
Net increase (decrease) in unsettled securities transactions       (22,117)        27,683          5,626         26,532
Net (decrease) in collateral for loaned securities                    --             --             --          (19,897)
                                                               -----------    -----------    -----------    -----------

Net cash (used in) investing activities                            (42,882)      (122,174)      (256,050)      (273,979)
                                                               -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                             (64)          --             (828)        (7,216)
Contributions during the period                                       --             --             --            1,783
Common stock issued during the period                                  549           --              612           --
Dividends paid to stockholders                                      (2,019)        (1,515)        (6,057)        (4,553)
                                                               -----------    -----------    -----------    -----------
Net cash (used in) financing activities                             (1,534)        (1,515)        (6,273)        (9,986)
                                                               -----------    -----------    -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH:                            (5,725)        (2,039)        (9,862)        (2,061)
                                                               -----------    -----------    -----------    -----------

Net increase (decrease) in cash                                     24,319         (5,312)         9,704           (808)

Cash, beginning of period                                           37,980         55,416         52,595         50,912
                                                               -----------    -----------    -----------    -----------
Cash, end of period                                            $    62,299    $    50,104    $    62,299    $    50,104
                                                               ===========    ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH TRANSACTIONS:
Income taxes paid, net                                         $     6,390    $    14,202    $    43,799    $    43,523




The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

1.  GENERAL

The consolidated financial statements of Everest Reinsurance Holdings Inc. (the "Company") for the three months and nine months ended September 30, 1997 and 1996 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of results on an interim basis. Certain financial information which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been omitted since it is not required for interim reporting purposes. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the three months and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 1996, 1995 and 1994.

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

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

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

The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the three months and nine months ended September 30, 1997 and 1996:


                         Three Months Ended              Nine Months Ended
                            September 30,                   September 30,

                         1997         1996               1997         1996
                      -----------------------         -----------------------

Gross Basis:
Beginning of period
 reserves             $ 426,594     $ 418,830         $ 423,336     $ 428,495
Incurred losses          11,361        15,637            40,023        28,359
Paid losses              (7,988)       (9,786)          (33,392)      (32,173)
                      ---------     ---------         ---------     ---------

End of period
 reserves             $ 429,967     $ 424,681         $ 429,967     $ 424,681
                      =========     =========         =========     =========


Net Basis:
Beginning of period
 reserves             $ 203,420     $ 197,508         $ 200,989     $ 197,668
Incurred losses             807           -               1,268           -
Paid losses               5,766         5,241             7,736         5,081
                      ---------     ---------         ---------     ---------

End of period
 reserves             $ 209,993     $ 202,749         $ 209,993     $ 202,749
                      =========     =========         =========     =========


                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

At September 30, 1997, the gross reserves for asbestos and environmental losses were comprised of $120,347 representing case reserves reported by ceding companies, $51,051 representing additional case reserves established by the Company on assumed reinsurance claims, $50,721 representing case reserves established by the Company on direct excess insurance claims and $207,848 representing incurred but not reported ("IBNR") reserves. To the extent loss reserves on assumed reinsurance need to be increased and were not ceded to unaffiliated reinsurers under existing reinsurance agreements, the Company would be entitled to certain reimbursements under the Stop Loss Agreement. To the extent loss reserves on direct excess insurance policies needed to be increased and were not ceded to unaffiliated reinsurers under existing reinsurance agreements, the Company would be entitled to 100% protection from Gibraltar under a retrocessional agreement in place since 1986. While there can be no assurance that reserves for and losses from these claims would not increase in the future, management believes that the Company's existing reserves and ceded reinsurance arrangements, including reimbursements available under the Stop Loss Agreement, lessen the probability that such increases, if any, would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

The Company is also named in various legal proceedings incidental to its normal business activities. In the opinion of management, none of these proceedings is likely to have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior, the Company, for a fee, accepted the claim payment obligation of the property and casualty insurer, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at September 30, 1997 was $138,716.

The Company has purchased annuities from an unaffiliated life insurance company to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable. The estimated cost to replace such annuities at September 30, 1997 was $9,770.

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

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

4.  CREDIT LINE

On June 16, 1997, the Company finalized a 364 day revolving line of credit with First Union National Bank. This facility, which will be used for liquidity and general corporate purposes, provides for the borrowing of up to $50 million with interest at a rate selected by the Company equal to either (i) the Base Rate (as defined below), (ii) an adjusted London InterBank Offered Rate ("LIBOR") plus a margin (the "Margin") or (iii) a Money Market Rate, which is a daily uncommitted advised rate. The Base Rate is the higher of the rate of interest established by the bank from time to time as its reference rate in making loans or the Federal Funds rate plus 0.5% per annum. The amount of the Margin and the commitment fee payable to the bank for the Credit Facility depend upon the insurance strength or claims paying ability ratings of Everest Reinsurance Company ("Everest Re"), a subsidiary of the Company. The Credit Facility agreement requires that Everest Re maintain statutory surplus of not less than $575 million and that the Company not allow its ratio of certain debt to capital to be greater than a specified amount.

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

6.  CAPITAL

On April 1, 1997, the Company transferred a total of 1,475 shares of treasury stock having an aggregate value of $44, and on July 1, 1997, the Company transferred a total of 1,125 shares of treasury stock having an aggregate value of $44, to its non-employee directors as compensation for their service as directors.

On April 15, 1997, the Company acquired 29,996 shares of its common stock at a cost of $808 from the Company's Chief Executive Officer to fund the Chief Executive Officer's remaining income tax liability resulting from the October 1995 grant of common stock under the Company's 1995 Stock Incentive Plan.

On September 26, 1997, the Company, pursuant to its 1995 Stock Incentive Plan, issued 11,500 restricted shares of stock to key employees. Upon issuance of restricted shares, unearned compensation is charged to stockholder's equity and amortized over the vesting period. Also, during the quarter ended September 30, 1997, the Company acquired 6,400 forfeited restricted shares.

PART I - ITEM 2


                       EVEREST REINSURANCE HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

   PREMIUMS. Gross premiums written increased 1.2% to $285.8 million in the three months ended September 30, 1997 from $282.4 million in the three months ended September 30, 1996, as competitive market conditions continued to limit acceptable growth opportunities. Factors contributing to this increase include a 14.1% increase (to $92.5 million) in U.S. broker treaty operations, largely attributable to an incoming portfolio reinsurance transaction, a 10.4% increase (to $37.2 million) in U.S. direct treaty reinsurance and insurance operations, primarily attributable to growth in primary insurance written through Everest National, and a 0.2% increase (to $96.9 million) in international operations, partially offset by a 16.6% decrease (to $38.4 million) in marine, aviation and surety operations, and a 16.4% decrease (to $20.8 million) in U.S. facultative operations.

   Ceded premiums increased to $9.9 million in the three months ended September 30, 1997 from $7.4 million in the three months ended September 30, 1996. This increase was principally attributable to increased retrocessional protections for international catastrophe exposures and increases in the Company's contract specific retrocessions.

   Net premiums written increased by 0.3% to $275.9 million in the three months ended September, 1997 from $275.0 million in the three months ended September 30, 1996 consistent with the growth in gross premiums written and ceded premiums.

   REVENUES. Net premiums earned increased by 10.7% to $271.5 million in the three months ended September 30, 1997 from $245.3 million in the three months ended September 30, 1996, as the increase attributable to growth in net premiums written over the preceding twelve months was enhanced by the incoming portfolio reinsurance transaction, the premium for which was fully earned in the period.

   Net investment income increased 17.0% to $57.9 million in the three months ended September 30, 1997 from $49.5 million in the three months ended September 30, 1996, principally reflecting both the effect of investing the $410.6 million of cash flow from operations in the twelve months ended September 30, 1997 and higher yields earned from extending the duration of the investment portfolio. The annualized pre-tax yield on average cash and invested assets improved to 6.2% in the three months ended September 30, 1997, from the 6.0% yield in the three months ended September 30, 1996.

   Net realized capital gains were $2.7 million in the three months ended September 30, 1997, compared to net realized capital
losses  of  $6.5   million   in   the   three   months   ended   September   30,

1996, with the gains in the three months ended September 30, 1997 mainly arising from activity in the Company's portfolio of equity securities and the capital losses in the three months ended September 30, 1996 resulting from the sale of fixed maturities more than offsetting the capital gains realized on the sale of equity securities.

   EXPENSES.  Incurred losses and loss adjustment  expenses ("LAE") increased by
13.6 % to $204.2 million in the three months ended September 30, 1997 from $179.9 million in the three months ended September 30, 1996. The Company's loss and LAE ratio increased by 1.9 percentage points to 75.2% in the three months ended September 30, 1997 from 73.3% in the three months ended September 30, 1996, as the impact of the incoming portfolio reinsurance transaction noted earlier more than offset the favorable impact of other changes in the Company's mix of business. Net incurred losses and LAE for the three months ended September 30, 1997 reflected ceded losses and LAE of $20.5 million, including $11.1 million ceded under the Stop Loss Agreement, compared to ceded losses and LAE of $18.5 million in the three months ended September 30, 1996, including $12.3 million ceded under the Stop Loss Agreement.

   Underwriting expenses decreased by 3.1% to $76.7 million in the three months ended September 30, 1997 from $79.2 million in the three months ended September 30, 1996. Commission and brokerage expenses decreased by $2.3 million, principally relating to changes in the Company's mix of business, including the absence of commissions on the portfolio reinsurance transaction. Other underwriting expenses decreased by $0.2 million, reflecting the impact of the Company's continuing expense reduction initiatives. The Company had 381 employees at September 30, 1997 compared to 409 employees at September 30, 1996. The Company's expense ratio was 28.3% in the three months ended September 30, 1997 compared to 32.3% in the three months ended September 30, 1996.

   The Company's combined ratio decreased to 103.5% in the three months ended September 30, 1997 compared to 105.6% in the three months ended September 30, 1996.

   INCOME TAXES. The Company recognized income tax expense of $12.4 million in the three months ended September 30, 1997 compared to $6.1 million in the three months ended September 30, 1996. The principal cause of this change was the increase in realized capital gains and other pre-tax income.

   NET INCOME. Net income was $38.4 million in the three months ended September 30, 1997 compared to $23.2 million in the three months ended September 30, 1996. This mainly reflected improved underwriting results and higher investment income and capital gains.


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

   PREMIUMS. Gross premiums written increased 3.3% to $785.0 million in the nine months ended September 30, 1997 from $759.8 million in the nine months ended September 30, 1996. Factors contributing to this increase included a 17.6% increase (to $125.0 million) in U.S. direct treaty reinsurance and insurance operations, attributable to growth in primary insurance written through Everest National, a 2.5% increase (to $270.3 million) in international operations, driven by modest growth in most areas of the world, and a 2.0% increase (to $213.2 million) in U.S. broker treaty operations. These gains were partially offset by a 3.0% decrease (to $115.9 million) in marine, aviation and surety operations and a 0.9% decrease (to $60.7 million) in U.S. facultative operations.

   Ceded premiums decreased to $29.2 million in the nine months ended September 30, 1997 from $30.1 million in the nine months ended September 30, 1996. This decrease was principally attributable to reduced common account retrocessions by ceding sources and changes in the Company's utilization of contract specific retrocessions.

   Net premiums written increased by 3.6 % to $755.8 million in the nine months ended September 30, 1997 from $729.7 million in the nine months ended September 30, 1996 reflecting the growth in gross premiums written and reductions in ceded premiums.

   REVENUES. Net premiums earned increased by 11.1% to $749.5 million in the nine months ended September 30, 1997 from $674.4 million in the nine months ended September 30, 1996, generally consistent with the growth in net premiums written including the incoming portfolio reinsurance transaction recorded during the third quarter of 1997.

   Net investment income increased 20.5% to $169.2 million in the nine months ended September 30, 1997 from $140.5 million in the nine months ended September 30, 1996, reflecting both the effect of investing the $410.6 million of cash flow from operations in the twelve months ended September 30, 1997 and higher yields earned from extending the duration of the investment portfolio. The annualized pre-tax yield on average cash and invested assets improved to 6.2% in the nine months ended September 30, 1997 from 5.8% in the nine months ended September 30, 1996.

   Net realized capital gains were $15.9 million in the nine months ended September 30, 1997, compared to $1.0 million in the nine months ended September 30, 1996 with the gains in both periods mainly arising from activity in the Company's portfolio of equity securities, including, in 1997, a $14.0 million gain on the sale of the Company's investment in the common stock of Corporacion MAPFRE, a publicly traded Spanish insurer.

   EXPENSES. Incurred losses and LAE increased by 11.1% to $551.3 million in the nine months ended September 30, 1997 from $496.4 million in the nine months ended September 30, 1996. The Company's loss and LAE ratio was 73.6% for the nine months ended September 30, 1997 unchanged from the nine months ended September 30, 1996, as the impact of the portfolio reinsurance transaction offset the favorable impact of other changes in the Company's mix of business. Net incurred losses and LAE for the nine months ended September 30, 1997 reflected ceded losses and LAE of $52.8 million, including $25.0 million ceded under the Stop Loss Agreement, compared to ceded losses and LAE of $87.9 million in the nine months ended September 30, 1996, including $41.8 million ceded under the Stop Loss Agreement.

   Underwriting expenses increased by 5.7% to $229.7 million in the nine months ended September 30, 1997 from $217.3 million in the nine months ended September 30, 1996. Commission and brokerage expenses increased by $13.4 million, principally reflecting the higher level of earned premiums. Other underwriting expenses decreased by $1.1 million, reflecting the impact of the Company's continuing expense reduction initiatives. The Company's expense ratio was 30.6% in the nine months ended September 30, 1997 compared to 32.3% in the nine months ended September 30, 1996.

   The Company's combined ratio decreased to 104.2% in the nine months ended September 30, 1997 from 105.8% in the nine months ended September 30, 1996.

   INCOME TAXES. The Company recognized income tax expense of $40.1 million in the nine months ended September 30, 1997 compared to $22.7 million in the nine months ended September 30, 1996. The principal cause of this change was the increase in capital gains and other pre-tax income.

   NET INCOME. Net income was $117.2 million in the nine months ended September 30, 1997 compared to $79.7 million in the nine months ended September 30, 1996. This improvement mainly reflected improved underwriting results and higher investment income and capital gains.



FINANCIAL CONDITION

   INVESTED ASSETS. Aggregate invested assets, including cash and short-term investments, were $3,992.0 million at September 30, 1997 and $3,624.6 million at December 31, 1996. The increase in invested assets between December 31, 1996 and September 30, 1997 resulted primarily from cash flow from operations of $281.9 million generated during the nine months ended September 30, 1997 coupled with an increase of $101.4 million in net appreciation on investments.

   CREDIT LINE. On June 16, 1997, the Company finalized a 364 day revolving line of credit with First Union National Bank which will be used for liquidity and general corporate purposes. For additional information regarding this Credit Facility, see Note 4 to the Consolidated Financial Statements (Unaudited).

   STOCKHOLDERS' EQUITY. Holdings' stockholders' equity increased to $1,246.9 million as of September 30, 1997, from $1,086.0 million as of December 31, 1996 principally reflecting net income of $117.2 million for the nine months ended September 30, 1997 and an increase of $55.5 million in unrealized appreciation on investments, net of deferred taxes. Dividends of $6.1 million were declared and paid by Holdings in the nine months ended September 30, 1997.

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


Part II - ITEM 2.  CHANGES IN SECURITIES

(c)       Information required by Item 701 of Regulation S-K:

          (a) On July 1, 1997, 1,125 common shares of the Company (previously held as treasury shares) were distributed.

          (b)  The securities  were distributed  to  the  Company's  five   non-
               employee directors.

          (c) The securities were issued as compensation to the non-employee directors for services rendered to the Company during the second quarter of 1997.

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

          (e)  Not applicable.



Part II - ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibit Index:

          Exhibit No.              Description                  Location
          -----------              -----------                  --------

             11.1          Statement regarding computation
                           of per-share earnings                Filed
                                                                herewith


             27            Financial Data Schedule              Filed
                                                                herewith

(b)      Reports on Form 8-K:

         There were no reports filed on Form 8-K for the three months ended September 30, 1997.


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

                                 Everest Reinsurance Holdings, Inc.
                                           (Registrant)






                                 - By: /s/ Robert P. Jacobson
                                          -------------------------------------
                                 Robert P. Jacobson
                                 Duly Authorized Officer, Senior Vice President and Chief Financial Officer







Dated:  October 30, 1997