Form 10-K
period 1997-12-31
EVEREST REINSURANCE HOLDINGS INC
filed 1998-03-19
CIK 914748

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K
                                 ---------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997       Commission file number 1-13816

                       EVEREST REINSURANCE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                            22-3263609
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

                              477 Martinsville Road
                               Post Office Box 830
                      Liberty Corner, New Jersey 07938-0830
                                 (908) 604-3000
               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                           principal executive office)
                                 --------------

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

                                   Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value on March 3, 1998 of the voting stock held by non-affiliates of the registrant was $1,841 million.

     At March 3, 1998, the number of shares outstanding of the registrant's common stock was 50,482,326.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Items 10, 11, 12, and 13 of Form 10-K is incorporated by reference into Part III hereof from the registrant's proxy statement for the 1998 Annual Meeting, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 1997.

================================================================================

TABLE OF CONTENTS

Item                                                                    Page
----                                                                    ----

PART I

 1.  Business ....................................................         1
 2.  Properties ..................................................        21
 3.  Legal Proceedings ...........................................        21
 4.  Submission of Matters to a Vote of Security
      Holders ....................................................        21

PART II

 5.  Market for Registrant's Common Equity and Related
      Stockholder Matters ........................................        21
 6.  Selected Financial Data .....................................        22
 7.  Management's Discussion and Analysis of Financial
      Condition and Results of Operation .........................        24

 7A. Quantitative and Qualitative Disclosures About
      Market Risk ................................................        32
 8.  Financial Statements and Supplementary Data .................        32
 9.  Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure ........................        33


PART III

10.  Directors and Executive Officers of the Registrant ..........        33
11.  Executive Compensation ......................................        33
12.  Security Ownership of Certain Beneficial Owners
      and Management .............................................        33
13.  Certain Relationships and Related Transactions ..............        33

PART IV

14.  Exhibits, Financial Statement Schedules, and
      Reports on Form 8-K ........................................        33

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


ITEM 1.  BUSINESS

THE COMPANY
Everest Reinsurance Holdings, Inc., a Delaware corporation, was established in 1993 to serve as the parent holding company of Everest Reinsurance Company (formed in 1973), a property and casualty reinsurance operation. Until October 6, 1995, the Company was an indirect wholly-owned subsidiary of The Prudential Insurance Company of America ("The Prudential"). On October 6, 1995, The Prudential sold its entire interest in Holdings' shares of common stock in an initial public offering (the "IPO").

Holdings, through its wholly-owned subsidiary, Everest Re, underwrites property and casualty reinsurance on a treaty and facultative basis for insurance and reinsurance companies in the United States and selected international markets. Everest Re writes reinsurance both through brokers and directly with ceding insurance companies, giving it the flexibility to pursue business regardless of the ceding company's preferred reinsurance purchasing method. The Company had gross premiums written in 1997 of $1,075.0 million and stockholders' equity at December 31, 1997 of $1,307.5 million and Everest Re had statutory surplus at December 31, 1997 of $908.8 million. Based on industry data at December 31, 1997 published by the Reinsurance Association of America ("RAA"), Everest Re is the sixth largest reinsurance company in the United States, ranked by statutory surplus, and is rated "A+" ("Superior") by A.M. Best, an independent insurance industry rating organization which rates insurance companies on factors of concern to policyholders.

Everest Re has four subsidiaries: Everest Re Ltd. ("Everest Ltd.", formerly Everest Reinsurance Ltd. and Le Rocher Reinsurance Ltd.), Everest National Insurance Company ("Everest National", formerly Prudential National Insurance Company), Everest Insurance Company of Canada ("Everest Canada") and Everest
Indemnity Insurance Company ("Everest Indemnity"). Everest Ltd., a United Kingdom company, was authorized to engage in the reinsurance business in the United Kingdom and, prior to January 1, 1997, it reinsured risks worldwide. In 1996, Everest Re obtained authorization to engage in the reinsurance business in the United Kingdom, and the operations of Everest Ltd. were converted to branch operations of Everest Re, effective January 1, 1997. Everest National, an Arizona insurance company, is licensed in 39 states and the District of Columbia and writes primary insurance on an admitted basis. On December 31, 1996, Everest Re acquired Everest Canada (formerly OTIP/RAEO Insurance Company Inc.) from a subsidiary of The Prudential. All liabilities incurred before the acquisition date, including insurance obligations under expired and in-force business, were assumed by Prudential of America General Insurance Company (Canada), a subsidiary of The Prudential which was subsequently sold to Liberty Mutual Insurance Company, whereupon it was renamed Liberty Insurance Company of Canada. Everest Canada is federally licensed to write primary insurance under the Insurance Companies Act of Canada and licensed in all Canadian provinces and territories. In 1997, Everest Re formed Everest Indemnity, a Delaware insurance company, to engage in the excess and surplus lines primary insurance business in the United States. Everest Indemnity is licensed in Delaware and is in the process of obtaining eligibility to write business in all states on a non-admitted basis.

In 1997, Holdings formed Mt. McKinley Managers, L.L.C. ("Mt. McKinley"), a New Jersey limited liability corporation, which is licensed as an insurance producer, including surplus lines authority, in New Jersey.


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


BUSINESS STRATEGY
The Company's business strategies include effective management of the underwriting cycle, management of catastrophe exposures and retrocessional cost and expense control. The underwriting strategies seek to capitalize on the Company's staff resources and its flexibility to offer multiple products through multiple production sources in a cost efficient manner.

The Company's products include the full range of property and casualty coverages, including marine, aviation, surety, errors & omissions liability ("E&O"), directors' & officers' liability ("D&O"), medical malpractice, other specialty lines, accident and health, workers compensation, non-standard auto and loss portfolios. The Company's distribution sources include both the direct and broker reinsurance markets, international and domestic markets, reinsurance, both treaty and facultative, and insurance, both admitted and non-admitted.

The Company's underwriting strategy emphasizes underwriting profitability rather than premium volume, writing specialized risks and integration of underwriting expertise across all underwriting units. Key elements of this strategy are prudent risk selection, appropriate pricing through strict underwriting discipline and adjusting the Company's business mix to respond to changing market conditions. Management intends to focus on reinsuring companies that effectively manage the underwriting cycle through proper analysis and pricing of underlying risks and whose underwriting guidelines and performance are compatible with the Company's profitability objectives.

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

The Company's underwriting guidelines seek to limit the accumulation of known risks in exposed areas, to require that business which is exposed to catastrophe losses be written with greater geographic spread and to maintain a cost-effective retrocession program. The Company's underwriting guidelines also seek to better reflect the relationship between premiums and risk assumed while maintaining the Company's probable maximum loss at appropriate levels.

Efforts to control expenses and to operate in a more cost-efficient manner continue to be a focus of the Company. These efforts have resulted in a 45.7% reduction in employees to 377 at December 31, 1997 from 694 at June 30, 1994, the restructuring of the Company's facultative operations in 1995 and changes in certain vendor relationships. These changes were implemented to improve efficiency and eliminate redundant positions. Additionally, the Company is in the process of implementing a plan to improve the cost effectiveness of its information systems.


MARKETING
The Company writes its business on a worldwide basis for many different customers and for many lines of property and casualty business. Its products provide a broad array of coverages. The Company is not materially dependent on any single customer, small group of customers, line of business or geographical area. For the 1997 underwriting year, no single customer generated more than 3.6% of the Company's gross premiums written. The Company does not believe that the reduction of business assumed from any one customer will have a materially adverse effect on its future financial condition or results of operations due to the Company's competitive position in the market place and the continuing availability of other sources of business.

Approximately 64.8% and 35.2% of Everest Re's 1997 gross premiums written were written in the broker and direct market, respectively. Everest Re's ability to write reinsurance both through brokers and directly with ceding companies gives it the flexibility to pursue business regardless of the ceding company's preferred reinsurance purchasing method.

The reinsurance broker market consists of several substantial national and international brokers and a number of smaller specialized brokers. Brokers do not have the authority to bind Everest Re with respect to reinsurance agreements, nor does Everest Re commit in advance to accept any portion of the business that brokers submit to it. Reinsurance business from any ceding company, whether new or renewal, is subject to acceptance by Everest Re. Brokerage fees generally are paid by reinsurers. The Company's largest ten brokers accounted for an aggregate of approximately 51.3% of gross premiums written in 1997 with the two largest brokers accounting for approximately 19.3% and 8.3%, respectively, of gross premiums written. The Company does not believe that the reduction of business assumed from any one broker will have a materially adverse effect on the Company due to its competitive position in the market place, relationships with ceding companies and the continuing availability of other sources of business.

The direct market remains an important distribution system for reinsurance business written by Everest Re and primary insurance written through Everest National and Everest Indemnity in the United States and Everest Canada in Canada. Direct placement of reinsurance enables Everest Re to access clients who prefer to place their reinsurance directly with their reinsurers based upon the reinsurer's in-depth understanding of the ceding company's needs. The Company's primary insurance business is written principally through general agency relationships. The Company evaluates each business relationship, including the underwriting expertise and experience of each distribution channel selected, performs an analysis to evaluate financial security and monitors performance.


UNDERWRITING UNITS
The following table presents the distribution of Everest Re's gross premiums written by its U.S. broker treaty, U.S. direct treaty reinsurance and insurance, marine, aviation and surety, U.S. facultative and international operations for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, classified according to whether such premium is derived from property or casualty business and whether it represents pro rata or excess of loss business:


                                 GROSS PREMIUMS WRITTEN BY UNDERWRITING UNIT


                                                    Years Ended December 31,
                      -----------------------------------------------------------------------------------------
                              1997              1996             1995              1994              1993
                      -----------------------------------------------------------------------------------------
(Dollars in millions)      $         %        $        %       $         %      $          %       $        %
                      -----------------------------------------------------------------------------------------
U.S. Broker Treaty
    Property
        Pro Rata(1)   $    62.8     5.8%  $   45.4    4.4%  $  51.7     5.4%  $ 59.7      6.3% $   80.3    8.7%
        Excess             53.3     5.0       60.4    5.8      59.0     6.2     53.9      5.7      88.8    9.7
    Casualty
        Pro Rata(1)        84.6     7.9       63.4    6.1      18.5     1.9     29.6      3.1      28.2    3.1
        Excess            124.3    11.6      137.5   13.2     122.6    12.9    113.5     11.9     103.7   11.3
                      -----------------------------------------------------------------------------------------
    Total(2)              325.0    30.2      306.8   29.4     251.8    26.5    256.6     26.9     301.0   32.8
                      -----------------------------------------------------------------------------------------
U.S. Direct Treaty
   Reinsurance and
   Insurance
    Property
        Pro Rata(1)        11.7     1.1       12.6    1.2       3.3     0.3      5.4      0.6      17.3    1.9
        Excess              4.4     0.4        8.9    0.9       9.1     1.0     12.5      1.3      10.9    1.2
    Casualty
        Pro Rata(1)       128.0    11.9      114.5   11.0      99.8    10.5     83.2      8.7      56.2    6.1
        Excess             14.3     1.3       12.5    1.2      10.0     1.1     38.6      4.0      46.3    5.0
                      -----------------------------------------------------------------------------------------
    Total(2)              158.4    14.7      148.6   14.2     122.2    12.9    139.7     14.7     130.7   14.2
                      -----------------------------------------------------------------------------------------
Marine, Aviation
   and Surety
    Property
        Pro Rata(1)        92.9     8.6       94.6    9.1      89.2     9.4     74.1      7.8      67.3    7.3
        Excess             16.9     1.6       17.8    1.7      18.7     2.0     16.8      1.8      16.3    1.8
    Casualty
        Pro Rata(1)        45.4     4.2       43.1    4.1      53.0     5.6     66.0      6.9      48.6    5.3
        Excess              6.4     0.6        5.6    0.5       6.0     0.6      4.8      0.5      10.5    1.1
                      -----------------------------------------------------------------------------------------
    Total(2)              161.6    15.0      161.1   15.4     166.9    17.6    161.7     17.0     142.7   15.5
                      -----------------------------------------------------------------------------------------
U.S. Facultative
    Property
        Pro Rata(1)          -       -          -      -         -       -        -        -         -      -
        Excess             29.0     2.7       26.9    2.6      22.3     2.3     27.4      2.9      20.9    2.3
    Casualty
        Pro Rata(1)          -       -          -      -         -       -        -        -         -      -
        Excess             53.4     5.0       61.8    5.9      46.6     4.9     39.3      4.1      35.0    3.8
                      -----------------------------------------------------------------------------------------
    Total(2)               82.4     7.7       88.7    8.5      68.8     7.2     66.7      7.0      55.9    6.1
                      -----------------------------------------------------------------------------------------
Total U.S.
    Property
        Pro Rata(1)       167.4    15.6      152.6   14.6     144.2    15.2    139.2     14.6     164.9   18.0
        Excess            103.6     9.6      114.0   10.9     109.1    11.5    110.6     11.6     136.9   14.9
    Casualty
        Pro Rata(1)       258.0    24.0      221.1   21.2     171.3    18.0    178.8     18.8     133.0   14.5
        Excess            198.4    18.5      217.6   20.8     185.2    19.5    196.1     20.6     195.5   21.3
                      -----------------------------------------------------------------------------------------
    Total(2)              727.4    67.7      705.2   67.5     609.7    64.2    624.7     65.5     630.3   68.7
                      -----------------------------------------------------------------------------------------
International
    Property
        Pro Rata(1)       144.2    13.4      124.2   11.9     136.2    14.3    147.0     15.4     122.1   13.3
        Excess             62.9     5.9       79.8    7.6      84.9     8.9     89.2      9.4      81.5    8.9
    Casualty
        Pro Rata(1)        99.2     9.2       90.5    8.7      66.4     7.0     49.6      5.2      44.4    4.8
        Excess             41.3     3.8       44.4    4.3      52.3     5.5     42.7      4.5      39.8    4.3
                      -----------------------------------------------------------------------------------------
    Total(2)              347.6    32.4      338.8   32.5     339.8    35.8    328.5     34.5     287.8   31.3
                      -----------------------------------------------------------------------------------------
Total Company
    Property
        Pro Rata(1)       311.6    29.0      276.7   26.5     280.4    29.5    286.2     30.0     287.0   31.3
        Excess            166.5    15.5      193.8   18.6     194.0    20.4    199.8     21.0     218.4   23.8
    Casualty
        Pro Rata(1)       357.2    33.2      311.6   29.8     237.6    25.0    228.4     24.0     177.4   19.3
        Excess            239.7    22.3      261.9   25.1     237.5    25.0    238.8     25.1     235.3   25.6
                      -----------------------------------------------------------------------------------------
    Total(2)          $ 1,075.0   100.0% $ 1,044.0  100.0%  $ 949.5   100.0% $ 953.2    100.0% $  918.1  100.0%
                      =========================================================================================


------------
(1) For purposes of the presentation above, pro rata reinsurance means reinsurance attaching to the first dollar of loss incurred by the ceding company.
(2)  Certain totals and subtotals may not reconcile due to rounding.

U.S. BROKER TREATY OPERATIONS. Everest Re's U.S. broker treaty operations write property, accident and health and casualty reinsurance through reinsurance brokers. The Company targets certain brokers and, through the broker market, specialty companies and small to medium sized standard lines companies. The U.S. broker treaty operations also write portions of reinsurance programs for larger, national insurance companies.

In 1997, $116.1 million of gross premiums written were attributable to domestic property business (which in 1997 included accident and health business), of which 45.9% was written on an excess of loss basis and 54.1% was written on a pro rata basis. This unit utilizes sophisticated underwriting methods which management believes are necessary to analyze and price property business, particularly that segment of the property market which has catastrophe exposure.

Domestic casualty business accounted for $208.9 million of gross premiums written in 1997, of which 59.5% was written on an excess of loss basis and 40.5% was written on a pro rata basis. The treaty casualty portfolio consists principally of professional liability, directors' & officers' liability, workers' compensation, excess and surplus lines, and other liability coverages. As a result of the complex technical nature of most of these risks, the Company's casualty underwriters tend to specialize by line of business and work closely with the Company's pricing actuaries.

DIRECT TREATY REINSURANCE AND INSURANCE OPERATIONS. The Company's direct treaty reinsurance operation writes a full line of property and casualty business. In 1997, direct treaty business accounted for $83.5 million of gross premiums written, of which 22.4% was written on an excess of loss basis and 77.6% was written on a pro rata basis. The U.S. direct treaty underwriters target companies which place their business predominantly in the direct market, including small to medium sized regional ceding companies, and seek to develop long-term relationships with such companies. A broad array of coverages are offered.

In 1997, the Company's domestic insurance operation consisted of $74.9 million of gross premiums written primarily through Everest National, which is licensed in 39 states and the District of Columbia to write primary insurance. Everest National targets commercial property and casualty business written through agency relationships with program administrators. With respect to primary insurance written through such agents, the Company supplements the initial underwriting process with periodic claims and underwriting reviews.

MARINE, AVIATION AND SURETY OPERATIONS. The Company's marine and aviation unit focuses on ceding companies with a particular expertise in marine and aviation business. The marine and aviation business is written primarily through brokers and contains a significant international component written primarily in the London market. Surety business underwritten by the Company consists mainly of reinsurance of contract surety bonds.

Gross premiums written by the marine and aviation unit in 1997 totaled $106.5 million, substantially all of which was written on a treaty basis and 69.1% of which was sourced through reinsurance brokers. Marine treaties represented 51.4% of marine and aviation gross premiums written in 1997 and consisted of hull and liability coverage. Approximately 85.6% of the marine unit premiums in 1997 were written on a pro rata basis and 14.4% as excess of loss. Aviation premiums accounted for 48.6% of marine and aviation gross premiums written in 1997 and included reinsurance for airlines, general aviation and satellites. Approximately 87.7% of the aviation unit's premiums in 1997 were written on a pro rata basis and 12.3% as excess of loss.

In 1997, gross premiums written by the surety unit totaled $55.1 million. Approximately 83.6% of the surety unit premiums in 1997 were written on a pro rata basis and 16.4% on an excess of loss basis. Most of the portfolio is reinsurance of contract surety bonds written directly with ceding companies, with the remainder being credit reinsurance, mostly in international markets. The unit's strategy is to maintain long-term relationships with major surety and fidelity writers and to continue to expand its international business.

FACULTATIVE OPERATIONS. The Company's U.S. facultative unit conducts business both through brokers and directly with ceding companies. The U.S. facultative operations consist of three underwriting units representing property, casualty and specialty lines of business. Business is written from a facultative headquarters office in New York and satellite offices in Chicago and San Francisco. In 1997, $26.5 million, $29.0 million, and $26.9 million of gross premiums written were attributable to property, general casualty and specialty lines of business, respectively.

INTERNATIONAL.   Everest  Re's  international   operations   are   designed   to
enable it to capitalize on the growth opportunities in the international reinsurance market. The Company targets several international markets, including: Europe and the London market, which are serviced by branch operations in London and Brussels and a representative office in Moscow; Canada, with branch operations in Toronto; Asia and Australia, with branch operations in Hong Kong and Singapore; and Latin America, Africa and the Middle East, which business is serviced from Everest Re's New Jersey headquarters and Miami office. The Company also writes "home-foreign" business, which provides reinsurance on the international portfolios of U.S. insurers, from its headquarters in New Jersey. Approximately 59.6% of the gross premiums written by the Company's international underwriters in 1997 represented property business, while the balance represented casualty business. As with its U.S. operations, Everest Re's international operations focus on financially sound companies that have strong management and underwriting discipline and expertise. Approximately 81.1% of the Company's international business was written through brokers, with the remainder written directly with ceding companies.

In 1997, Everest Re's gross premiums written by its London and Brussels operations totaled $159.1 million and consisted of pro rata property (29.5%), excess property (21.2%), pro rata casualty (38.0%) and excess casualty (11.3%). Substantially all of the London and Brussels premiums consisted of treaty reinsurance. The Brussels office focuses on the continental European reinsurance markets, while the London office covers international business written through the London market. Gross premiums written in 1997 from the Brussels and London offices totaled $83.2 million and $75.9 million, respectively.

Gross premiums written by Everest Re's Canadian operation totaled $57.7 million in 1997 and consisted of pro rata property (5.2%), excess property (11.0%), pro rata multi-line (46.6%), excess casualty (33.7%) and primary insurance written by Everest Canada (3.5%). Approximately 69.4% of the Canadian premiums consisted of treaty reinsurance while 27.1% was facultative reinsurance and 3.5% was primary insurance.

Everest Re's Hong Kong and Singapore offices cover the Asian and Australian markets and accounted for $45.2 million of gross written premiums in 1997. This business consisted of pro rata treaty property (87.9%), excess treaty property (11.1%) and excess facultative casualty (1.0%). No premiums were written in 1997 from the Singapore office, which opened in the fourth quarter of the year.

International business written out of Everest Re's New Jersey and Miami offices accounted for $85.6 million of Everest Re's 1997 gross premiums written and consisted of pro rata treaty property (61.7%), pro rata treaty casualty (13.5%), excess treaty property (13.7%), excess treaty casualty (1.8%), excess facultative property (6.6%) and excess facultative casualty (2.7%). Of the treaty business 54.5% was sourced from Latin America, 19.8% was sourced from the Middle East, 6.7% was sourced from Europe, 5.4% was sourced from Africa, 1.3% was sourced from Asia and 12.3% was "home-foreign" business.


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

Everest Re's treaty underwriting process emphasizes a team approach among Everest Re's underwriters, actuaries and claims staff. Treaties are reviewed for compliance with Everest Re's general underwriting standards and certain larger treaties are evaluated in part based upon actuarial analyses conducted by Everest Re. The actuarial models used in such analyses are tailored in each case to the exposures and experience underlying the specific treaty and the loss experience for the risks covered by such treaties. Everest Re does not separately evaluate each of the individual risks assumed under its treaties. Everest Re does, however, generally evaluate the underwriting guidelines of its ceding companies to determine their adequacy prior to entering into a treaty. Everest Re, when appropriate, also conducts underwriting audits at the offices of ceding companies to ensure that the ceding companies operate within such guidelines. Underwriting audits focus on the quality of the underwriting staff, the selection and pricing of risks and the capability of monitoring price levels over time. Claim audits, when appropriate, are performed in order to evaluate the client's claims handling abilities and practices.

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

Everest National and Everest Canada write property, casualty and professional liability coverages for homogeneous risks through select program managers. These commercial programs are evaluated based upon actuarial analysis and the program manager's capabilities. The Company's rates, forms and underwriting guidelines are tailored to specific risk types.


RISK MANAGEMENT AND RETROCESSION ARRANGEMENTS
Everest Re manages its risk of loss through a combination of aggregate exposure limits, underwriting guidelines that take into account risks, prices and coverage, and retrocessional arrangements.

Everest Re is exposed to multiple insured losses arising out of a single occurrence, whether a natural event such as a hurricane or an earthquake, or other catastrophe, such as a riot or an explosion at a major factory. Any such catastrophic event could generate insured losses in one or many of Everest Re's treaties or lines of business. Everest Re employs various techniques, including licensed software modeling, to assess its accumulated exposure to property catastrophe losses and summarizes that exposure in terms of the probable maximum loss ("PML"). The Company defines PML as its anticipated maximum loss, taking into account contract limits, caused by a single catastrophe affecting a broad contiguous geographic area, such as that caused by a hurricane or earthquake of such a magnitude that it is expected to occur once in every 100 years.

Management estimates that the Company's greatest catastrophe exposure worldwide from any single event is to hurricanes and earthquakes in the coastal regions of the United States, where Everest Re estimates it has a PML exposure, before reinsurance, of approximately $200 million in each such region based on its current book of business. Similarly, management estimates that the largest current PML exposure, before reinsurance, outside the United States is approximately $116 million. There can be no assurance that Everest Re will not experience losses from one or more catastrophic events that exceed, perhaps by a substantial amount, its estimated PML.

Underwriting guidelines have been established for each business unit. These guidelines place dollar limits on the amount of business that can be written based on a variety of factors, including ceding company, line of business, geographical location and risk hazards. In each case, those guidelines permit limited exceptions, which must be authorized by the Company's senior management.

Everest Re does not typically retrocede individual risks, but does, from time to time, purchase retrocessional protections where the underwriter deems it to be prudent to reinsure a portion of the specific risk being assumed. In addition, Everest Re has purchased a three layer property facultative retrocession program which provides $18 million of coverage in excess of $2 million of retained losses per facultative certificate and purchases three retrocessional workers' compensation excess of loss treaties which collectively provide $115 million of coverage in excess of $5 million of retained losses on accidental death and dismemberment claims resulting from a catastrophe loss. The Company also purchases a worker's compensation reinsurance program which provides for statutory limits coverage in excess of $250,000 per occurrence on the Company's primary worker's compensation insurance business.

The Company also purchases catastrophe retrocessions covering the potential accumulation of all property exposures that may be involved in the same catastrophe, such as an earthquake or hurricane. Effective January 1, 1997, the Company's worldwide catastrophe retrocession program was amended to provide coverage in each of the three years, 1997 through 1999, subject to the retrocessionaire's right to cancel on November 1, 1998. The attachment point, net of inuring retrocessions, of the worldwide catastrophe retrocession program is $25 million per catastrophe. In 1997, the Company could have retroceded 75.0% of the next $75.0 million of losses in excess of the attachment point incurred on a per catastrophe and aggregate basis. In 1998, the Company can retrocede 75.0% of the next $112.5 million of losses in excess of the attachment point incurred on a per catastrophe and aggregate basis. Fifty percent of the unused portion of the 1998 year's coverage increases the limit of coverage for 1999 (up to 75.0% of $168.75 million). The maximum recoverable under the worldwide catastrophe retrocession program over the three-year period is $126.56 million.

For the period from May 1, 1997 through May 1, 1998, the Company's catastrophe retrocession program also provides coverage of 76.0% of $20.0 million per occurrence in excess of $10.0 million in losses incurred by the Company outside of the United States. And, for the period from May 23, 1997 through May 23, 1998, the Company's catastrophe retrocession program provides coverage of 75.0% of $25.0 million per occurrence in excess of $30.0 million in losses incurred by the Company in the Caribbean, Israel, Canada and Colombia. In each of 1997 and 1998, Everest Re purchased an accident year aggregate excess of loss retrocession agreement which provides up to $100.0 million of limit if Everest Re's statutory loss ratio exceeds 79.0% for the respective accident years.

Although the catastrophe and aggregate excess of loss retrocessions have terms which provide for additional premiums to be paid to the retrocessionaire in the event that losses are ceded, all aspects of the Company's retrocessional program have been structured to permit these agreements to be accounted for as reinsurance under Statement of Financial Accounting Standards ("SFAS") No. 113. If a single catastrophe were to occur in the United States that resulted in $200.0 million of gross losses and allocated loss adjustment expenses ("ALAE") in 1998 (an amount equivalent to Everest Re's PML), management estimates that the effect (including additional premiums and retained losses and ALAE) on the Company's income before taxes would be $108.2 million. This pre-tax net loss estimate assumes that Everest Re's aggregate losses and ALAE for 1998 would exceed the 79.0% loss ratio requirement in the aggregate excess of loss cover by at least $100.0 million.

In addition, Everest Re purchased an aggregate stop loss retrocession agreement (the "Stop Loss Agreement") from Gibraltar Casualty Company ("Gibraltar"), an affiliate of The Prudential. See "Stop Loss Agreement".

As of December 31, 1997, Everest Re had retrocessional arrangements with 418 retrocessionaires, and it carried as an asset $692.5 million in reinsurance receivables with respect to losses ceded to retrocessionaires, substantially all of which will not be due to Everest Re until Everest Re makes payment on the underlying claims. Of this amount, $324.9 million, or 46.9%, was receivable from Gibraltar ($88.9 million, net of collateral held and liability balances for which Everest Re has a contractual right of offset). An additional $150.0 million, or 21.7%, was receivable from Continental Insurance Company
("Continental"). None of the reinsurance receivables from Gibraltar or Continental was in dispute or more than 90 days in arrears. Everest Re's arrangement with Continental is managed on a funds held basis, which means that Everest Re did not release premium payments to the retrocessionaire but rather retains such payments to secure obligations of the retrocessionaire, records them as a liability and reduces the liability account as payments become due. As of December 31, 1997, such funds had reduced Everest Re's net exposure to Continental to $95.3 million. No other retrocessionaire accounted for more than $20.5 million of Everest Re's receivables.

No assurance can be given that the Company will be able to obtain retrocessional coverage similar to that currently in place in the future. Although management carefully selects its retrocessionaires, the Company is subject to credit risk with respect to its retrocessions because the ceding of risk to retrocessionaires does not relieve the reinsurer of its liability to ceding companies.


RELATIONSHIPS WITH GIBRALTAR
During its early years, Everest Re also wrote some direct insurance. In 1978, Everest Re expanded its direct insurance operation by forming Gibraltar as a subsidiary. In 1985, Gibraltar and Everest Re ceased writing new and renewal direct insurance, and Gibraltar was put into run-off.

While Gibraltar actively wrote direct insurance, it was able to reinsure certain business through Everest Re's management underwriting facility ("MUF"). Begun in 1977, MUF was a reinsurance arrangement pursuant to which Everest Re ceded certain business to a number of insurance and reinsurance companies (the "MUF Participants"), many of them domiciled outside the United States. Gibraltar ceded its MUF-qualifying business first to Everest Re, which then immediately and entirely retroceded it to the MUF Participants. As a result of these cessions to Everest Re, Everest Re became, and remains, a reinsurer of Gibraltar with respect to the Gibraltar MUF cessions. As of December 31, 1997, Gibraltar's reinsurance receivables from Everest Re totaled $132.4 million. MUF became inactive with respect to new business in 1991.

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

The Direct Excess Retrocession can be terminated by either Gibraltar or Everest Re upon 90 days' notice, whereas the Professional Liability Retrocession can only be terminated by Everest Re. A total of $94.1 million of the Gibraltar receivables is attributable to the Direct Excess Retrocession. If the Direct Excess Retrocession is terminated, all outstanding claims, including incurred but not reported losses ("IBNR"), will be commuted with the value of such claims, which may not exceed Everest Re's then outstanding loss reserves with respect thereto, to be mutually agreed upon or, if no agreement can be reached, determined by an actuary or appraiser mutually appointed. At the time of the IPO, the parties agreed that if Gibraltar terminates the Direct Excess Retrocession and the parties cannot agree on the value of the claims to be commuted, Everest Re's chief actuary will determine such value. Gibraltar could arbitrate the actuary's determination. If the Direct Excess Retrocession were to be so terminated and Everest Re's ultimate losses on the Ceded Direct Insurance were to exceed the commutation amount, the resulting reserve increases would constitute adverse development eligible for coverage under the Stop Loss Agreement (described below), subject to the applicable limits thereof.


STOP LOSS AGREEMENT
On October 5, 1995, Everest Re and Gibraltar entered into an aggregate stop loss retrocession agreement (the "Stop Loss Agreement"). The Stop Loss Agreement is intended to mitigate the impact on the Company's future earnings that could result from the adverse development, if any, of Everest Re's consolidated reserves for losses, allocated LAE and uncollectible reinsurance as of June 30, 1995, including IBNR; provided, that adverse development, if any, of such reserves relating to catastrophes (as defined in the Stop Loss Agreement) will only be covered to the extent that the catastrophe event to which such reserves relate occurred prior to January 1, 1995. Such adverse development is referred to herein as "Adverse Development". For a description of the Stop Loss Agreement, see Note 7 of Notes to Consolidated Financial Statements. Also see
Note 8F of Notes to the Consolidated Financial Statements.


STANDBY CAPITAL CONTRIBUTION AGREEMENT AND PRUCO INDEMNITY
On October 5, 1995, Holdings agreed, pursuant to a Standby Capital Contribution Agreement (the "Capital Contribution Agreement"), to make certain capital contributions ("Capital Contributions") to Everest Re. And, on October 5, 1995, PRUCO agreed to make payments ("Indemnity Payments") to Holdings, pursuant to an Indemnity Agreement (the "PRUCO Indemnity"), in an amount equal to the Capital Contributions. For a description of the Capital Contribution Agreement and the PRUCO Indemnity, see Note 8A of Notes to the Consolidated Financial Statements.


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

As of December 31, 1997, based on publicly available information, The Prudential had statutory basis total assets of $194.0 billion, statutory surplus of $9.2 billion and total equity on a GAAP basis of $19.7 billion.


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


CHANGES IN HISTORICAL RESERVES
The following table shows changes in historical loss reserves for Everest Re for 1987 and subsequent years. The top line of each table shows the estimated reserves for unpaid losses and LAE recorded at each year end date. Each amount in the top line represents the estimated amount of future payments for losses and LAE on claims occurring in that year and in all prior years. The upper
(paid) portion of the table presents the cumulative amounts paid through each subsequent year on those claims for which reserves were carried as of each specific year end. The lower (liability re-estimated) portion shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the actual claims for which the initial reserves were carried. The cumulative redundancy/deficiency line represents the cumulative change in estimates since the initial reserve was established. It is equal to the latest liability re-estimated amount less the initial reserve.

Each amount other than the original reserves in the top half of the table below includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 1990 for $100,000 was first reserved in 1987 at $60,000 and remained unchanged until settlement, the $40,000 deficiency (actual loss minus original estimate) would be included in the cumulative redundancy (deficiency) in each of the years in the period 1987 through 1989 shown below. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.


                          TEN YEAR STATUTORY LOSS DEVELOPMENT TABLE PRESENTED NET OF REINSURANCE
                                             WITH SUPPLEMENTAL GROSS DATA (1)

                                                            Years Ended December 31,
                     -------------------------------------------------------------------------------------------------------------
(Dollars in millions)     1987      1988      1989      1990      1991      1992      1993      1994      1995      1996      1997
                     -------------------------------------------------------------------------------------------------------------
Reserves for unpaid
   loss and LAE      $ 1,676.7 $ 1,775.8 $ 1,766.7 $ 1,891.9 $ 1,752.9 $ 1,854.7 $ 1,934.2 $ 2,104.2 $ 2,316.0 $ 2,551.6 $ 2,810.0
Paid (cumulative)
   as of:
   One year later        345.7     299.1     321.9     597.1     333.3     461.5     403.5     359.5     270.4     331.2
   Two years later       582.3     522.3     829.5     785.9     550.4     740.1     627.7     638.0     502.8
   Three years later     757.0     984.3     966.3     933.1     758.3     897.0     820.5     828.0
   Four years later    1,189.1   1,096.1   1,078.2   1,096.9     868.1   1,036.0     953.0
   Five years later    1,278.7   1,189.5   1,209.0   1,176.9     970.0   1,141.0
   Six years later     1,358.6   1,308.9   1,276.3   1,257.3   1,052.9
   Seven years later   1,478.7   1,367.9   1,346.6   1,329.8
   Eight years later   1,532.0   1,430.7   1,407.9
   Nine years later    1,591.1   1,489.0
   Ten years later     1,646.7
Liability re-
 estimated as of:
   One year later      1,768.0   1,794.6   1,835.4   1,866.3   1,737.8   1,929.2   2,008.5   2,120.8   2,286.5   2,548.4
   Two years later     1,841.5   1,813.2   1,834.3   1,872.8   1,775.7   1,988.9   2,015.4   2,233.7   2,264.5
   Three years later   1,839.6   1,805.6   1,849.5   1,907.5   1,843.3   2,010.0   2,119.0   2,271.2
   Four years later    1,879.1   1,867.6   1,913.6   1,976.5   1,855.7   2,111.9   2,164.5
   Five years later    1,942.2   1,934.5   1,982.3   1,984.3   1,955.1   2,155.3
   Six years later     2,029.1   2,007.6   1,984.1   2,080.0   1,995.8
   Seven years later   2,118.0   2,008.0   2,089.4   2,123.2
   Eight years later   2,125.2   2,122.6   2,135.9
   Nine years later    2,243.1   2,167.6
   Ten years later     2,287.5
Cumulative
 redundancy/
 (deficiency)         $ (610.8) $ (391.8) $ (369.2) $ (231.3) $ (242.9) $ (300.6) $ (230.3) $ (167.0) $   51.5  $    3.2
                      ============================================================================================================
Gross liability -
 end of year                                                                      $2,576.0  $2,752.7  $3,016.9  $3,298.2  $3,498.7
Reinsurance
 receivable                                                                          641.8     648.5     700.9     746.6     688.7
                                                                                  ------------------------------------------------
Net liability-end
 of year                                                                           1,934.2   2,104.2   2,316.0   2,551.6   2,810.0
                                                                                  --------------------------------------- ========
Gross re-estimated
 liability at
 December 31, 1997                                                                 3,056.9   3,096.2   3,228.7   3,380.0
Re-estimated
 receivable at
 December 31, 1997                                                                   892.4     825.0     964.2     831.6
                                                                                  ---------------------------------------
Net re-estimated
 liability at
 December 31, 1997                                                                 2,164.5   2,271.2   2,264.5   2,548.4
                                                                                  ---------------------------------------
Gross cumulative
  redundancy/
  (deficiency)                                                                    $ (480.9) $ (343.5) $ (211.8) $  (81.8)
                                                                                  =======================================

----------
(1)  Includes Gibraltar data through September 30, 1991

For years prior to 1987, management believes that two factors had the most significant impact on loss development. First, through the mid-1980's, a number of industry and external factors, such as the propensity of courts to award large damage awards in liability cases, combined to increase loss frequency and severity to unexpectedly high levels. Second, contracts written prior to 1986 contained coverage terms which, for Everest Re and the industry in general, have been interpreted by courts to provide coverage for asbestos and environmental exposures not contemplated by either the pricing or the initial reserving of the contracts. Legal developments during the mid-1980's necessitated additional reserving for such exposures on both a case and IBNR basis. Incurred losses with respect to asbestos and environmental claims, net of reinsurance, were $3.5 million, -0-, -0-, $40.5 million and $70.6 million in 1997, 1996, 1995, 1994 and
1993, respectively. Substantially all of these losses related to pre-1986 exposures. The absence of net incurred losses in 1996 and 1995 is attributable to coverage under the Company's Stop Loss Agreement. The net incurred losses in 1997 reflected coinsurance under the Stop Loss Agreement.

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

The Ten Year Statutory Loss Development Table includes Gibraltar data until September 30, 1991, at which time Everest Re distributed the stock of Gibraltar to PRUCO. Thus the 1987-1990 "Reserves for unpaid loss and LAE" includes the Gibraltar liability. Similarly, the "Paid (cumulative) as of" and "Liability re-estimated as of" data include Gibraltar experience until September 30, 1991. At the time of the distribution of Gibraltar, Gibraltar still had $288.5 million of reserves outstanding. To more accurately reflect reserve development, the Gibraltar reserves were removed from the reserves for unpaid losses and LAE line for periods after 1991 and the $288.5 million was treated as a paid loss. The amount so treated as paid in 1991 was $285.6 million for the year ended 1987 and $288.5 for each of the years 1988 through 1990. The following table identifies the cumulative reserve redundancy/(deficiency) relating to Gibraltar only, Everest Re excluding Gibraltar and the consolidated group.



                           CUMULATIVE RESERVE REDUNDANCY/(DEFICIENCY) ATTRIBUTABLE TO GIBRALTAR

                                                            Years Ended December 31,
                       ----------------------------------------------------------------------------------------------------
(Dollars in millions)       1987      1988       1989      1990      1991      1992      1993      1994      1995      1996
                       ----------------------------------------------------------------------------------------------------
Everest Re excluding
 Gibraltar             $  (434.2) $ (261.9) $ (271.1) $ (201.3) $  (242.9) $ (300.6) $ (230.3) $ (167.0) $   51.5  $    3.2
Gibraltar                 (176.6)   (129.9)    (98.1)    (30.0)       -         -         -         -         -         -
                       ----------------------------------------------------------------------------------------------------
Consolidated           $  (610.8) $ (391.8) $ (369.2) $ (231.3) $  (242.9) $ (300.6) $ (230.3) $ (167.0) $   51.5  $    3.2
                       ====================================================================================================



The following table is derived from the Ten Year Statutory Loss Development Table above and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the same ten year period ended
December 31, 1997. Each column represents the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates for the indicated accident years.


                                     EFFECT OF RESERVE REESTIMATES ON CALENDAR YEAR OPERATIONS

                                                                                                                         Cumulative
                                                  Calendar Year Ended December 31,                                 Re-estimates for
(Dollars in         -----------------------------------------------------------------------------------------------   each Accident
millions)              1988     1989      1990     1991      1992     1993      1994      1995      1996      1997             Year
                    ---------------------------------------------------------------------------------------------------------------
Accident
Years
1987 & prior        $ (91.4) $ (73.5) $    2.0  $ (39.5) $  (63.1) $ (86.9) $  (88.9) $   (7.2) $ (117.9)  $ (44.4)   $     (610.8)
1988                            54.8     (20.6)    47.1       1.1     20.0      15.8       6.8       3.4      (0.7)          127.7
1989                                     (50.1)    (6.5)     46.8      2.8       4.4      (1.4)      9.2      (1.5)            3.7
1990                                               24.5       8.7     29.4      (0.4)     (6.0)      9.7       3.3            69.2
1991                                                         21.6     (3.2)      1.4      (4.6)     (3.8)      2.5            13.9
1992                                                                 (36.6)      7.9      (8.7)     (2.5)     (2.7)          (42.6)
1993                                                                           (14.5)     14.2      (1.7)     (2.1)           (4.1)
1994                                                                                      (9.8)     (9.2)      8.0           (11.0)
1995                                                                                               142.4      59.6           202.0
1996                                                                                                         (18.8)          (18.8)
Total calendar
  year effect       $ (91.4) $ (18.7) $  (68.7) $  25.6  $   15.1  $ (74.5) $  (74.3) $  (16.7) $   29.6   $   3.2    $     (270.8)



As illustrated by this table, the factors which caused the deficiencies shown in the Ten Year Statutory Loss Development Table relate almost entirely to accident years prior to 1987. With the exception of the 1992 accident year, which included Hurricane Andrew, the original reserves established for each accident year since 1987 have developed either positively or in a manner that is not materially adverse. Adverse development relating to accident years prior to July 1, 1995 (prior to January 1, 1995 for catastrophe losses) is mitigated by recoveries under the Stop Loss Agreement. As the Stop Loss Agreement was entered into in 1995, recoveries thereunder are reflected in the 1995 accident year rather than in the accident year which included the underlying adverse development.

The following table presents a reconciliation of beginning and ending reserve balances for the years indicated on a GAAP basis:



                  RECONCILIATION OF RESERVES FOR LOSSES AND LAE

                                               Years Ended December 31,
                                      ------------------------------------------
(Dollars in millions)                        1997           1996            1995
                                      ------------------------------------------
Reserves at beginning of period       $   3,246.9     $  2,969.3     $   2,706.4
                                      ------------------------------------------
Incurred related to:
  Current year                              768.6          745.6           658.0
  Prior years                                (3.2)         (29.6)           16.7
                                      ------------------------------------------
       Total incurred losses                765.4          716.0           674.7
                                      ------------------------------------------
Paid related to:
  Current year                              185.3          213.9           104.6
  Prior years                               331.2          270.4           359.5
                                      ------------------------------------------
       Total paid losses                    516.5          484.3           464.1
                                      ------------------------------------------
Change in reinsurance receivables
  on unpaid losses and LAE                  (58.0)          45.9            52.3
                                      ------------------------------------------
Reserves at end of period             $   3,437.8     $  3,246.9    $    2,969.3
                                      ==========================================


The reconciliation of reserves on a GAAP basis to reserves reported on a statutory basis for each of the three years in the period ended December 31, 1997 is shown below:



                  RECONCILIATION OF RESERVES FOR LOSSES AND LAE
                       FROM STATUTORY BASIS TO GAAP BASIS

                                              Years Ended December 31,
                                    --------------------------------------------
(Dollars in millions)                      1997            1996            1995
                                    --------------------------------------------
Statutory reserves-net (1)          $   2,778.6     $   2,313.0     $   2,108.3
Statutory retroactive
  reinsurance reserves                     31.4            15.4             5.4
Financing arrangement                       -             (10.3)          (10.3)
                                    --------------------------------------------
Subtotal                                2,810.0         2,318.1         2,103.4
Foreign subsidiary reserves (1)             -             233.5           212.6
                                    --------------------------------------------
     Subtotal-net reserves as
       shown in loss development
       schedule                         2,810.0         2,551.6         2,316.0
Reinsurance receivable on unpaid
  losses                                  688.7           746.6           700.9
                                    --------------------------------------------
     Subtotal-gross reserves as
       shown in loss development
       schedule                         3,498.7         3,298.2         3,016.9
Foreign translation effect of
  Canadian reserves (2)                   (60.9)          (51.3)          (47.6)
                                    --------------------------------------------
Reserves on a GAAP basis            $   3,437.8     $   3,246.9     $   2,969.3
                                    ============================================

-----------
(1) On January 1, 1997 the insurance operations of Everest Re Ltd. were converted to branches of Everest Re. For 1997, the net reserves for the branches are included in statutory net reserves, and for 1996 and 1995, the Everest Re Ltd. reserves are shown as foreign subsidiary reserves.
(2) Pursuant to statutory accounting conventions, reserves with respect to the Canadian Branch are reflected in Canadian dollars.

Statutory reserves are presented net of reinsurance receivables on unpaid loss and LAE for years ended December 31, 1997, 1996 and 1995. The amounts shown as financing arrangement in 1996 and 1995 relate to a single treaty which did not qualify for reinsurance accounting under GAAP.


RESERVES FOR ASBESTOS AND ENVIRONMENTAL LOSSES AND LOSS ADJUSTMENT EXPENSES Everest Re's reserves include an estimate of Everest Re's ultimate liability for asbestos and environmental claims for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of Everest Re's potential losses from asbestos and environmental claims. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asbestos and Environmental Exposures" and Note 11 of Notes to Consolidated Financial Statements.

The following table summarizes the composition of Everest Re's total reserves for asbestos and environmental losses, gross and net of reinsurance for the years ended December 31, 1997, 1996 and 1995.


                                            Years Ended December 31,
                                 --------------------------------------------
(Dollars in millions)                   1997            1996            1995
                                 --------------------------------------------
Case reserves reported
 by ceding companies             $     125.9     $     101.2     $     108.5
Additional reserves
 established by Everest Re
 (assumed reinsurance)                  52.0            50.1            43.8
Case reserves established
 by Everest Re (Ceded
 Direct Insurance)                      45.8            52.8            50.3
IBNR reserves                          222.4           219.2           225.9
                                 --------------------------------------------
Gross reserves                         446.1           423.3           428.5
Reinsurance receivable                (233.7)         (223.7)         (242.5)
                                 --------------------------------------------
Net reserves                     $     212.4     $     199.6     $     186.0
                                 ============================================

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


INVESTMENTS
Everest Re's overall financial strength and results of operations are, in part, dependent on the quality and performance of its investment portfolio. Net investment income and net realized capital gains (losses) on Everest Re's invested assets constituted 18.8%, 16.9% and 21.1% of the Company's revenues for the years ending December 31, 1997, 1996 and 1995, respectively. The Company's cash and invested assets totalled $4,163.3 million at December 31, 1997 of which 95.2% were cash or investment grade fixed maturities.

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

Everest Re's investment guidelines include a duration guideline of five to six years. The duration of an investment is based on the maturity of the security but also reflects the possibility of early prepayment of such security without a prepayment penalty. This investment duration guideline is sensitive to Everest Re's average duration of potential liabilities which, at December 31, 1997, was approximately five years. Liability duration is determined based on the estimated payouts of underwriting liabilities using standard duration calculations.

Approximately 12.6% of the Company's consolidated reserves for losses and LAE and unearned premiums represents estimated amounts payable in foreign currencies. For each currency in which the Company has established substantial reserves, the Company seeks to maintain invested assets denominated in such currency in an amount approximately equal to the estimated liabilities which are denominated in such currency.

As of December 31, 1997, 99.3% of Everest Re's fixed maturities consisted of investment grade securities. The average maturity of fixed maturities was 8.7 years at December 31, 1997, and their overall duration was 5.6 years. As of December 31, 1997, Everest Re did not have any material holdings of issuers who management believes are experiencing cash flow difficulty to an extent that the ability of the obligor to meet debt service payments is threatened. Everest Re's current investment strategy does not contemplate additional investment in non-investment grade securities or any investments in commercial real estate or direct commercial mortgages. Also, investments in derivative products (i.e., products which include features such as futures, forwards, swaps, options and other investments with similar characteristics) are generally prohibited, without the prior approval of Everest Re's Investment Committee. At December 31, 1997, the Company had no investments in derivative products.

As of December 31, 1997, the common stock portfolio was $158.8 million at market value, is managed with a growth and income orientation and consisted primarily of investments in dividend paying mid and large capitalization companies.

The following table reflects investment results for Everest Re for each of the five years in the period ended December 31, 1997:


                                                                                       Pre-Tax
                                                        Pre-Tax                   Realized Net
                                        Average      Investment    Effective     Capital Gains
Years Ended December 31,         Investments(1)       Income(2)        Yield          (Losses)
(Dollars in millions)            --------------------------------------------------------------
1997                             $      3,888.9    $      228.5         5.88%   $         15.9
1996                                    3,416.4           191.9         5.62               5.7
1995                                    2,894.9           166.0         5.73              33.8
1994                                    2,620.9           143.6         5.48             (10.5)
1993                                    2,532.2           141.1         5.57              78.8


------------
(1) Average of the beginning and ending carrying values of investments and cash, less net funds held and non-interest bearing cash. Common stocks and nonredeemable preferred stocks are carried at fair market value. Bonds and redeemable preferred stocks are carried at fair market value except for 1993 where such investments are shown at amortized cost.
(2)  After investment expenses, excluding realized net capital gains (losses).


The following table summarizes fixed maturities as of December 31, 1997 and 1996:


                                       Amortized       Unrealized       Unrealized         Market
(Dollars in millions)                       Cost     Appreciation     Depreciation          Value
                                      -----------------------------------------------------------
December 31, 1997:
  U.S. Treasury securities and
    obligations of U.S. government
    agencies and corporations         $    144.1     $        3.1     $        0.1    $     147.1
  Obligations of states and
    political subdivisions               1,610.2            112.2              0.3        1,722.1
  Corporate securities                     893.9             39.2              -            933.1
  Mortgage-backed securities               521.0             20.5              -            541.5
  Foreign debt securities (1)              489.2             34.0              0.1          523.1
                                      -----------------------------------------------------------
         Total                        $  3,658.4     $      209.0     $        0.5    $   3,866.9
                                      ===========================================================
December 31, 1996:
  U.S. Treasury securities and
    obligations of U.S. government
    agencies and corporations         $    192.6     $        1.2     $        1.4    $     192.4
  Obligations of states and
    political subdivisions               1,309.9             56.1              1.0        1,365.0
  Corporate securities                     740.0             11.4              0.3          751.1
  Mortgage-backed securities               487.1              7.7              2.0          492.8
  Foreign debt securities (1)              545.2             24.7              0.9          569.0
                                      -----------------------------------------------------------
         Total                        $  3,274.8     $      101.1     $        5.6    $   3,370.3
                                      ===========================================================


-------------
(1)  At December  31,  1997,  foreign  debt  securities  at  amortized  cost are comprised of $232.8 million and $256.4 million in foreign government securities and foreign corporate bonds, respectively, compared to $299.3 million and $245.9 million, respectively, at December 31, 1996. At December 31, 1997, foreign debt securities at market value are comprised of $253.3 million and $269.8 million in foreign government securities and foreign corporate bonds, respectively, compared to $315.0 million and $254.0 million, respectively, at December 31, 1996.

The following table presents the credit quality distribution by the National Association of Insurance Commissioners ("NAIC") rating of Everest Re's fixed maturities as of December 31, 1997:



(Dollars in millions)
NAIC                                                                  Percent of
Rating(1)   Standard and Poor's Equivalent Description        Amount       Total
--------------------------------------------------------------------------------
1             AAA/AA/A                                    $  3,355.9       86.8%
2             BBB                                              481.9       12.5
3             BB                                                27.5        0.7
4             B                                                  0.2        0.0
5             CCC/CC/C                                           -          -
6             CI/D                                               1.4        0.0
                                                          ----------------------
                   Total                                  $  3,866.9      100.0%
                                                          ======================

------------
(1) The Securities Valuation Office of the NAIC maintains a security valuation system that assigns a numerical rating to securities. The numerical ratings generally correspond to S & P's classifications, as indicated, although S & P has not necessarily rated the securities indicated. Rating categories 1 and 2 are considered investment grade and categories 3 through 6 are considered non-investment grade.


The following table summarizes fixed maturities by contractual maturity as of December 31, 1997:


                                                           Percent of
(Dollars in millions)                        Amount             Total
                                       ------------------------------
Maturity category:
    Less than one year                 $       56.4              1.5%
    Due after 1-5 years                       482.0             12.5
    Due after 5-10 years                    1,294.2             33.5
    Due after 10 years                      1,492.6             38.6
                                       ------------------------------
       Subtotal                             3,325.2             86.0
    Mortgage-backed securities (1)            541.6             14.0
                                       ------------------------------
       Total (2)                       $    3,866.8            100.0%
                                       ==============================

------------
(1) Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. Therefore contractual maturities are excluded from this table since they may not be indicative of actual maturities.
(2)  Certain totals may not reconcile due to rounding.


YEAR 2000 ISSUES
Like many other companies, the Company faces potential business disruption and costs associated with the possible inability of many computer systems to accurately process data containing information about the year 2000 or later. For a discussion of these issues, see Management's Discussion and Analysis, Item 7.


RATINGS
Everest  Re  currently  has a rating of "A+"  ("Superior")  from A.M.  Best,  an independent insurance industry rating organization which rates companies on factors of concern to policyholders. A.M. Best states that the "A+" ("Superior") rating is assigned to those companies which, in its opinion, have, on balance, achieved superior financial strength, operating performance and market profile when compared to the standards established by A.M. Best and have demonstrated a very strong ability to meet their ongoing obligations to policyholders. The "A+" ("Superior") rating is the second highest of fifteen ratings assigned by A.M. Best, which range from "A++" ("Superior") to "F" ("In liquidation").
Additionally, A.M. Best has eleven classifications within the "Not Assigned" category.

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


COMPETITION
The worldwide property and casualty reinsurance business is highly competitive. Competition with respect to the types of reinsurance in which Everest Re is engaged is based on many factors, including the perceived overall financial strength of the reinsurer, A.M. Best's and/or Standard & Poor's rating of the reinsurer, underwriting expertise, the jurisdictions where the reinsurer is licensed or otherwise authorized, premiums charged, other terms and conditions of the reinsurance offered, services offered, speed of claims payment and reputation and experience in lines written. Everest Re competes for its business in the United States and international reinsurance markets with numerous international and domestic reinsurance companies, some of which have greater financial resources than Everest Re.

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

Since 1987, the industry has experienced increased global competition. During this period, primary insurers have retained an increasing portion of their business, which, together with rate pressure at the primary insurance level and ample reinsurance capacity, precluded reinsurance rate improvement and resulted in generally low rates of premium growth, if any. In the early 1990s, several well-capitalized new Bermuda-based companies entered the reinsurance industry, and added significant capacity, particularly in the catastrophe reinsurance market, and rendered future rate improvement uncertain. In addition, Lloyd's of London relaxed its requirement that syndicate members have unlimited liability for losses and allows limited liability investors to join syndicates, thereby increasing the reinsurance capacity at Lloyd's. In 1996, Lloyd's implemented its reconstruction and renewal plan in an attempt to separate past losses from the current market participants and to provide a more secure market going forward.

Management believes that since 1987, a number of factors, including global competition, the emergence of significant reinsurance capacity from the Bermuda and rejuvenated Lloyds' markets, higher retentions by primary insurance companies and consolidation in the insurance industry, have resulted in increasingly competitive market conditions and have influenced the continuing pressure on insurance and reinsurance rates and the expansion of contract terms in the current marketplace.

The Company may, in the future, face additional competition from other well-capitalized companies or from market participants that may devote more of their capital to the reinsurance business or from the capital markets entry into insurance and reinsurance investment products. And, the Company believes that the insurance and reinsurance industries, including reinsurance brokers, will continue to undergo further consolidation and that reinsurers will need significant size and financial strength to compete effectively.


EMPLOYEES
As of March 2, 1998, Everest Re employed 369 persons. Management believes that its employee relations are good. None of Everest Re's employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements at Everest Re.

INFORMATION RELATING TO DOMESTIC AND FOREIGN OPERATIONS
Financial information relating to geographic segments set forth in Note 13 of Notes to Consolidated Financial Statements of the Company is incorporated herein by reference.


REGULATORY MATTERS
The Company is subject to regulation under the insurance statutes of various jurisdictions, including Delaware, the domiciliary state of Everest Re and Everest Indemnity, Arizona, the domiciliary state of Everest National and Canada, the domiciliary jurisdiction of Everest Canada.

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

Under the Delaware Code, before a Delaware domiciled insurer may pay any dividend it must give 10 days prior notice to the Delaware Insurance Commissioner. During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. A Delaware domiciled insurer may only pay cash dividends from the portion of its available and accumulated surplus funds derived from realized net operating profits and realized capital gains. Additionally, a Delaware domiciled insurer may not pay any "extraordinary" dividend or distribution until (i) 30 days after the Delaware Insurance Commissioner has received notice of a declaration thereof and has not within such period disapproved such a payment or (ii) the Delaware Insurance Commissioner has approved such payment within the 30-day period. Under the Delaware Code, an "extraordinary" dividend of a property and casualty insurer is a dividend the amount of which, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of (i) 10% of an insurer's statutory surplus as of the end of the prior calendar year or (ii) the insurer's statutory net income, not including realized capital gains, for the prior calendar year. Under this definition, the maximum amount that will be available for the payment of dividends by Everest Re in 1998 without triggering the requirement for prior approval of regulatory authorities in connection with an extraordinary dividend is $177.6 million. As of December 31, 1997, Everest Re's accumulated statutory surplus from realized net operating profits and realized gains was $535.8 million.

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

Everest Re is subject primarily to regulation and supervision that relate to licensing requirements, solvency requirements, investment requirements, restrictions on the size of risks which may be insured, deposit of securities for the benefit of ceding companies and/or policyholders, accounting requirements, periodic examinations of financial condition and affairs, the form and content of financial statements that must be filed with regulators and the level of minimum reserves necessary to cover unearned premiums, losses and other purposes. In general, such regulation is designed to protect ceding insurers and, ultimately, their policyholders, rather than stockholders. The operations of Everest Re's foreign branch offices in Canada, Hong Kong, Singapore and the United Kingdom are subject to regulation by the insurance regulatory officials of those jurisdictions. Management believes that the Company is in material compliance with applicable laws and regulations pertaining to its business and operations.

Everest Canada, Everest Indemnity and Everest National are subject to similar regulation and, in addition, Everest National must comply with substantial regulatory requirements in each state where it does business. These additional requirements include, but are not limited to, rate and policy form requirements, requirements with regard to licensing, agent appointments, participation in residual markets and claims handling procedures. These regulations are primarily designed for the protection of policyholders.

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

Everest Re is licensed as a property/casualty reinsurer in Canada. It is also authorized to conduct reinsurance business in the United Kingdom, Hong Kong and Singapore. Everest Re can also write reinsurance in other foreign countries. Because some jurisdictions require a reinsurer to register in order to be an acceptable market for local insurers, Everest Re is registered as a foreign insurer and/or reinsurer in the following countries: Argentina, Bolivia, Chile, Colombia, Ecuador, Guatemala, Mexico, Peru, Venezuela and the Philippines. Everest National is licensed in 39 states and the District of Columbia. Everest Indemnity is licensed in Delaware and is eligible to write insurance on a surplus lines basis in 11 states and the District of Columbia. Everest Canada is federally licensed under the Insurance Companies Act of Canada and licensed in all Canadian provinces and territories.

PERIODIC EXAMINATIONS. Everest Re, Everest National and Everest Indemnity are subject to examination of their affairs by the insurance departments of the states in which they are licensed, authorized or accredited. Delaware and Arizona, the domiciliary states of Everest Re and Everest Indemnity, and Everest National, respectively, usually conduct examinations of domestic companies every 3 years and may do so at such other times as are deemed advisable by the respective insurance commissioner. Everest Re's and Everest National's last examination reports were as of December 31, 1994. Neither report contained any material recommendations. Everest Indemnity's last examination report was conducted upon its organization in 1997. This report did not contain any material recommendations.

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

Based upon Everest Re's, Everest National's and Everest Indemnity's financial positions at December 31, 1997, Everest Re, Everest National and Everest Indemnity exceed the minimum thresholds. Various proposals to change the RBC formula have been proposed. The Company is unable to predict whether any such proposal will be adopted, the form in which any such proposals would be adopted or the effect, if any, the adoption of any such proposal or change in the RBC calculations would have on the Company.

LEGISLATIVE AND REGULATORY PROPOSALS. Various regulatory and legislative changes have from time to time been proposed that could affect reinsurers and insurers. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers, Superfund re-authorization, modernization of financial services regulation, product liability and tort reform, state and federal involvement in insuring catastrophes, limitations on the ability of primary insurance carriers to effect premium rate increases or to cancel or not renew existing policies, modifications to investment limitations, creation of interstate compacts for multi-state insurer receivership proceedings or multi-state insurance regulation and the codification of Statutory Accounting Principles. The Company is unable to predict whether any of these proposals will be adopted, the form in which any such proposals would be adopted, or the impact, if any, such adoption would have on the Company.


ITEM 2.  PROPERTIES

Everest Re's corporate offices are located in Liberty Corner, New Jersey, and occupy approximately 112,000 square feet of office space under a sublease with The Prudential Insurance Company of America that expires on November 29, 2003. Everest Re's other ten office locations occupy a total of approximately 62,600 square feet, all of which are leased. Management believes that the above described office space is adequate for its current and anticipated needs.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II


ITEM 5.  (A) MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS


MARKET INFORMATION
Since October 3, 1995, the common stock of Holdings has been traded on the New York Stock Exchange under the symbol "RE". Quarterly high and low market prices of Holdings' common stock in 1997 and 1996 were as follows:


                                                      High            Low
                                                      ----------------------
First Quarter 1997:                                   32.75           26.00
Second Quarter 1997:                                  40.25           26.75
Third Quarter 1997:                                   41.125          34.50
Fourth Quarter 1997:                                  43.00           33.00
First Quarter 1996:                                   25.125          20.125
Second Quarter 1996:                                  26.50           21.375
Third Quarter 1996:                                   26.50           22.50
Fourth Quarter 1996:                                  29.50           23.875



NUMBER OF HOLDERS OF COMMON STOCK
The number of record holders of common stock as of March 2, 1998 was 108. That number excludes the beneficial owners of shares held in "street" names or held through participants in depositories, such as The Depository Trust Company.

DIVIDEND HISTORY AND RESTRICTIONS
In 1995, the Board of Directors of the Company established a policy of declaring regular quarterly cash dividends. The first such dividend was $0.03 per share, declared and paid in the fourth quarter of 1995. The Company declared and paid its regular quarterly cash dividend of $0.03 per share for each quarter of 1996. The Company declared and paid its regular quarterly cash dividend of $0.04 per share for each quarter of 1997. On February 26, 1998, the Board of Directors raised the quarterly dividend to $0.05 per share and declared a dividend, payable on or before March 27, 1998 to shareholders of record on March 9, 1998.

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

As an insurance holding company, the Company depends on payments from Everest Re to pay cash dividends to stockholders. The payment of dividends by Everest Re is subject to certain limitations imposed by the Delaware Code. See "Regulatory Matters -- Dividends by Everest Re" and Note 10A of Notes to Consolidated Financial Statements.


(B) RECENT SALES OF UNREGISTERED  SECURITIES

Information required by Item 701 of Regulation S-K:

     (a) On October 1, 1997, 1,085 common shares of the Company (previously held as treasury shares) were distributed.

     (b) The securities were distributed to the Company's five non-employee Directors.

     (c) The securities were issued as compensation to the non-employee Directors for services rendered to the Company during the third quarter of 1997.

     (d) Exemption from registration was claimed pursuant to Section 4(2) of the Securities Act of 1933. There was no public offering and the participants in the transactions were the Company and its non-employee Directors.

     (e)  Not applicable.


ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated GAAP financial data of the Company as of and for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 were derived from the consolidated financial statements of the Company, which were audited by Coopers and Lybrand L.L.P. (1997 and 1996) and Deloitte and Touche LLP (1993 -
1995), independent auditors. The statutory data have been derived from statutory financial statements of Everest Re filed with the Delaware Insurance Department. Such statutory financial statements are prepared in accordance with SAP, which differ from GAAP. The statutory financial statements are unconsolidated and reflect the net assets of Everest Re's subsidiaries, Everest Ltd., Everest National, Everest Canada and Everest Indemnity on the equity method. The following financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes. The supplemental information for 1995 excludes the effects of an IPO-related premium charge of $140.0 million ($91.0 million after taxes) for the Stop Loss Agreement and an IPO-related compensation expense charge of $13.3 million ($8.7 million after taxes) principally for stock awards to the Company's Chief Executive Officer. Such supplemental information is presented to facilitate an understanding of the impact on the Company's results of operations of these non-recurring charges, but should not, however, be considered as an alternative to the respective amounts determined in accordance with GAAP as an indicator of the Company's operating performance.



                                                      Years Ended December 31,
                                   ----------------------------------------------------------------
(Dollars in millions, except            1997          1996         1995         1994          1993
 per share amounts)                ----------------------------------------------------------------
Operating data:
 Gross premiums written            $ 1,075.0     $ 1,044.0     $  949.5     $  953.2     $   918.1
 Net premiums written                1,031.1       1,030.5        783.2        863.2         892.3
 Net premiums earned                 1,049.8         973.6        753.3        853.3         883.2
 Net investment income                 228.5         191.9        166.0        143.6         141.1
 Net realized capital gains
  (losses)(1)                           15.9           5.7         33.8        (10.5)         78.8
 Total revenue                       1,299.2       1,169.3        948.9        982.8       1,098.3
 Losses and LAE incurred
  (including catastrophes)             765.4         716.0        674.7        720.8         687.4
  Catastrophe losses(2):
   Hurricane Andrew                      -             -            0.5          3.9          30.4
   Northridge earthquake                 -             -            -           70.9           -
   Other(3)                              8.6           7.1         30.9          7.1          (7.8)
  Total catastrophe
   losses(4)                             8.6           7.1         31.4         81.9          22.7
 Commission, brokerage, taxes
  and fees                             274.8         254.6        227.4        197.9         189.6
 Other underwriting expenses            51.7          54.9         60.0         68.3          64.7
 Compensation related to public
  offering                               -             -           13.3          -             -
 Restructuring and early
  retirement costs                       -             -            -            7.8           -
 Total expenses(4)                   1,091.9       1,025.5        975.4        994.8         941.7
 Income (loss) before taxes(4)         207.3         143.8        (26.6)       (12.0)        156.5
 Income tax (benefit)                   52.3          31.8        (27.3)       (22.6)         30.2
 Net income (4)                    $   155.0     $   112.0     $    0.7     $   10.7     $   126.4
                                   ================================================================
 Net income per basic
  share (5)                        $    3.07     $    2.22     $   0.01     $   0.21     $    2.53
                                   ================================================================
 Net income per diluted
  share (6)                        $    3.05     $    2.21     $   0.01     $   0.21     $    2.53
                                   ================================================================
 Dividends paid per share          $    0.16     $    0.12     $   0.14     $   0.15     $    -
                                   ================================================================
Certain GAAP financial ratios:
 Loss and LAE ratio(7)                  72.9%         73.5%        89.6%        84.5%         77.8%
 Underwriting expense ratio(8)          31.1          31.8         39.9         31.2          28.8
                                   ----------------------------------------------------------------
 Combined ratio                        104.0%        105.3%       129.5%       115.7%        106.6%
                                   ================================================================
Certain SAP data(9):
 Ratio of net premiums written
  to surplus(10)                         1.4x          1.2x         1.0x         1.2x          1.3x
 Statutory surplus                 $   908.8     $   772.7     $  686.9     $  600.7     $   607.7
 Loss and LAE ratio(11)                 75.7%         71.2%        92.2%        85.8%         81.0%
 Underwriting expense ratio(12)         25.6          31.7         38.9         32.6          29.1
                                   ----------------------------------------------------------------
 Combined ratio                        101.3%        102.9%       131.1%       118.4%        110.1%
                                   ================================================================
Balance sheet data (at end
 of period):
 Total investments and cash        $ 4,163.3     $ 3,624.6     $3,238.3     $2,573.2     $ 2,610.8
 Total assets                        5,538.0       5,047.8      4,647.8      4,040.6       3,920.6
 Loss and LAE reserves               3,437.8       3,246.9      2,969.3      2,706.4       2,540.1
 Total liabilities                   4,230.5       3,961.7      3,664.2      3,299.6       3,045.2
 Stockholders' equity(13)            1,307.5       1,086.0        983.6        741.0         875.4
 Book value per share(14)              25.90         21.51        19.36        14.82         17.51
Supplemental information,
 excluding IPO-related charges:
 Net premiums written                                          $  923.2
 Net premiums earned                                              893.3
 Income before taxes                                              126.8
 Net income                                                    $  100.4
                                                               ========
 Net income per basic and
  diluted share                                                $   2.00
                                                               ========
 Supplemental GAAP financial
  ratios:
  Loss and LAE ratio                                               75.5%
  Underwriting expense ratio                                       32.2
                                                               --------
  Combined ratio                                                  107.7%
                                                               ========
 Supplemental SAP data:
  Ratio of net premiums
   written to surplus                                               1.2x
  Loss and LAE ratio                                               75.5%
  Underwriting expense ratio                                       32.0
                                                               --------
  Combined ratio                                                  107.5%
                                                               ========

-----------
 (1) After-tax operating income (loss), before after-tax net realized capital gains or losses, was $144.6 million (or $2.86 per basic share and $2.85 per diluted share), $108.3 million (or $2.14 per basic and diluted share), ($21.2) million (or ($0.42) per basic and diluted share), $17.5 million (or $0.35 per basic and diluted share) and $75.2 million (or $1.50 per basic and diluted share) for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively. Supplemental after-tax operating income, before net realized gains and excluding IPO-related charges was, $78.4 million (or $1.56 per basic and diluted share) for the year ended December 31, 1995.
 (2) Catastrophe losses are net of reinsurance. A catastrophe is defined, for purposes of the Selected Consolidated Financial Data, as an event that causes a pre-tax loss before reinsurance of at least $5.0 million and has an event date of January 1, 1988 or later.
 (3) Other catastrophe losses include adverse (favorable) development on loss reserves for other catastrophes occurring on or after January 1, 1988.
 (4) Some amounts may not reconcile due to rounding.
 (5) Based on weighted average basic shares outstanding of 50.5 million, 50.6 million, 50.2 million, 50.0 million and 50.0 million for 1997, 1996, 1995, 1994 and 1993, respectively.
 (6) Based on weighted average diluted shares outstanding of 50.8 million, 50.7 million, 50.2 million, 50.0 million and 50.0 million for 1997, 1996, 1995, 1994 and 1993, respectively.
 (7) GAAP losses and LAE incurred as a percentage of GAAP net premiums earned.
 (8) GAAP underwriting expenses as a percentage of GAAP net premiums earned. Including restructuring and early retirement costs, incurred in the fourth quarter of 1994, the Company's GAAP underwriting expense ratio in 1994 was 32.1%.
 (9) Statutory results are on a Everest Re legal entity basis; consequently, investments in subsidiary operations are accounted for on an equity basis. Effective January 1, 1997, the reinsurance operations of Everest Ltd. were transferred to Everest Re on a portfolio basis. Excluding the impact of the portfolio transaction, the 1997 ratio of net written premiums to surplus, the 1997 loss and LAE ratio, the 1997 underwriting expense ratio and the 1997 combined ratio were 1.1x, 70.5%, 32.2% and 102.7%, respectively.
(10) Statutory net premiums written as a percentage of period-end surplus.
(11) Statutory  losses  and  LAE  incurred  as  a percentage of SAP net premiums earned.
(12) Statutory  underwriting  expenses  as  a  percentage  of  SAP  net premiums written.
(13) Excluding net unrealized appreciation (depreciation) of investments, stockholder's equity was $1,147.1 million, $1,008.3 million, $899.9 million, $799.1 million and $794.6 million as of December 31, 1997, 1996, 1995, 1994 and 1993, respectively.
(14) Based on  50.5  million  shares outstanding for December 31, 1997 and 1996,
     50.8 million shares outstanding for December 31, 1995 and 50.0 million shares outstanding for December 31, 1994 and 1993, respectively.


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


                                                         IPO
                                                     related
(Dollars in thousands)            As reported        charges      As adjusted
                                  -------------------------------------------
Revenues:
Net earned premiums               $  753,321       $ 140,000      $   893,321
Net investment income                166,023               0          166,023
Other income (loss)                   (4,315)              0           (4,315)
Net realized capital gains            33,835               0           33,835
                                  -------------------------------------------
                                     948,864         140,000        1,088,864
                                  -------------------------------------------
Claims and expenses:
Incurred losses and loss
 adjustment expenses                 674,696               0          674,696
Commission, brokerage, taxes
 and fees                            227,376               0          227,376
Other underwriting expenses           60,017               0           60,017
Compensation related to public
 offering                             13,343         (13,343)               0
                                  -------------------------------------------
                                     975,432         (13,343)         962,089
                                  -------------------------------------------
INCOME (LOSS) BEFORE TAXES           (26,568)        153,343          126,775
Income tax (benefit)                 (27,315)         53,670           26,355
                                  -------------------------------------------
NET INCOME                        $      747       $  99,673      $   100,420
                                  ===========================================


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996
The following discussion and analysis is focused on a comparison of 1997 results of operations to 1996 results of operations.

PREMIUMS. Gross premiums written increased 3.0% to $1,075.0 million in 1997 from $1,044.0 million in 1996, as the Company maintained a cautious approach to the increasingly competitive market conditions. Factors contributing to this increase included a 5.9% ($18.2 million) increase in U.S. broker treaty premiums, largely attributable to product line expansion, a 6.6% ($9.8 million) increase in U.S. direct treaty reinsurance and insurance due to the growth in primary insurance written through Everest National, a 2.6% ($8.8 million) increase in international premiums, and a 0.3% ($0.5 million) increase in marine, aviation, and surety premiums. These increases were partially offset by a 7.2% ($6.4 million) decrease in facultative premiums.

Ceded premiums increased by 224.7% to $43.8 million in 1997 from $13.5 million in 1996, principally as a result of a return premium in 1996 under the Company's catastrophe retrocessional protection, coupled with increased retrocessional protections for international catastrophe exposures and increases in the Company's contract specific retrocessions in 1997.

Net premiums written increased by 0.1% to $1,031.1 million in 1997 from $1,030.5 million in 1996, reflecting the growth in U.S. broker, U.S. direct treaty reinsurance and insurance, international and marine, aviation and surety gross written premiums offset by the decrease in facultative gross premiums written and the increase in ceded premiums.

REVENUES. Net premiums earned increased by 7.8% to $1,049.8 million in 1997 from $973.6 million in 1996, with the increase attributable to normal earnings patterns coupled with a decrease in the rate of written premium growth.

Net investment income increased 19.1% to $228.5 million in 1997 from $191.9 million in 1996, reflecting the effect of investing the $376.4 million of cash flow from operating activities in 1997 and the increase in the Company's pre-tax yield on average cash and invested assets to 5.9% in 1997 from 5.6% in 1996.

Net realized capital gains increased 179.5% to $15.9 million in 1997 from $5.7 million in 1996, with the gains in both periods mainly arising from activity in the Company's portfolio of equity securities, including, in 1997, a $14.0 million gain on the sale of the Company's remaining investment in the common stock of Corporacion MAPFRE, a publicly traded Spanish insurer.

EXPENSES. Incurred losses and loss adjustment expenses ("LAE") increased by 6.9% to $765.4 million in 1997 from $716.0 million in 1996. The Company's loss and LAE ratio decreased by 0.6 percentage points to 72.9% in 1997 from 73.5% in 1996. This improvement was attributable principally to changes in the Company's business mix consistent with the Company's underwriting strategy together with modest and comparable catastrophe losses in both years. Net incurred losses and LAE for 1997 reflected ceded losses and LAE of $109.6 million, including $45.0 million ceded under the Stop Loss Agreement, compared to ceded losses and LAE of $206.0 million in 1996, including $116.5 million ceded under the Stop Loss Agreement.

Underwriting expenses increased by 5.5% to $326.5 million in 1997 from $309.5 million in 1996. Commission, brokerage, taxes and fees increased by $20.2 million attributable primarily to increases in written premium and changes in the Company's business mix. Other underwriting expenses decreased by $3.2 million, as the impact of the continued reductions in the number of employees over the course of 1996 and 1997 together with other cost reduction initiatives more than offset the impact of salary and other expense increases that were generally in line with inflation. The Company's expense ratio decreased by 0.7 points to 31.1% in 1997 from 31.8% in 1996 as the increase of premiums earned more than offset the increases in underwriting expenses.

The Company's combined ratio decreased by 1.3 points to 104.0% in 1997 from 105.3% in 1996, reflecting the lower loss ratio and increased premiums.

INCOME  TAXES.  The  Company  had  income tax  expense of $52.3  million in 1997 compared to $31.8 million in 1996, with the difference substantially attributable to the improvement in pre-tax income to $207.3 million in 1997 from $143.8 million in 1996.

NET INCOME. Net income was $155.0 million in 1997 compared to $112.0 million in 1996. This improvement mainly reflects higher premiums earned, higher investment income, higher capital gains and a lower combined ratio, offset by higher income taxes.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

The following discussion and analysis is focused on a comparison of 1996 results of operations to 1995 results of operations, as adjusted to exclude the IPO-related charges.

PREMIUMS. Gross premiums written increased 10.0% to $1,044.0 million in 1996 from $949.5 million in 1995. Factors contributing to this increase included a 21.8% ($55.0 million) increase in U.S. broker treaty premiums, principally from increased writings in specialty casualty, workers' compensation and substandard automobile lines, a 21.6% ($26.4 million) increase in U.S. direct treaty reinsurance and insurance due to the growth in primary insurance written through Everest National and a 28.9% ($19.9 million) increase in U.S. facultative premiums, reflecting growth in casualty and specialty casualty lines, as the unit completed its first full year after its major restructuring and took advantage of significant dislocation in the market. These increases were partially offset by a 3.5% ($5.8 million) decrease in marine, aviation and surety premiums and a 0.3% ($0.9 million) decrease in international premiums.

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

Net realized capital gains decreased 83.1% to $5.7 million in 1996 from $33.8 million in 1995, principally reflecting the sale in 1995 of one half of the Company's investment in the common stock of Corporacion MAPFRE. Realized capital gains on the sale of equity securities totalled $17.4 million in 1996, as generally favorable conditions continued in the U.S. equity securities market, and were partially offset by $11.7 million in realized capital losses on the sale of fixed maturities.

EXPENSES. Incurred losses and LAE increased by 6.1% to $716.0 million in 1996 from $674.7 million in 1995. Catastrophe losses on events with ultimate gross losses estimated at $5.0 million or greater ("catastrophe losses") in 1996 were $7.1 million, which included $10.0 million estimated for Hurricane Fran and $2.9 million of net favorable development on prior year occurrences, compared with $31.4 million in 1995, which included
$30.9 million estimated for the Kobe, Japan earthquake and Hurricanes Marilyn and Opal and $0.5 million of net adverse development on prior year occurrences. The Company's loss and LAE ratio, as adjusted, decreased by 2.0 percentage points to 73.5% in 1996 from 75.5% in 1995. This improvement was attributable principally to the lower catastrophe losses and changes in the Company's business mix in line with the new underwriting strategy. Net incurred losses and LAE for 1996 reflected ceded losses and LAE of $206.0 million, including $116.5 million ceded under the Stop Loss Agreement, compared to ceded losses and LAE of $119.1 million in 1995, including $23.7 million ceded under the Stop Loss Agreement.

Underwriting expenses, as adjusted, increased by 7.7% to $309.5 million in 1996 from $287.4 million in 1995. Commission, brokerage, taxes and fees increased by $27.2 million attributable primarily to increases in written premium and changes in the Company's business mix. Other underwriting expenses decreased by $5.1 million, as the impact of the significant reduction in employees over the course of 1995 and 1996 and other cost reduction initiatives more than offset the impact of salary and other expense increases that were generally in line with inflation. The Company's expense ratio, as adjusted, decreased by 0.4 points to 31.8% in 1996 from 32.2% in 1995 as the increase of premiums earned more than offset the increases in underwriting expenses.

The Company's combined ratio, as adjusted, decreased by 2.4 points to 105.3% in 1996 from 107.7% in 1995, reflecting the lower loss and expense ratios and increased premiums.

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


FINANCIAL CONDITION
CASH AND INVESTED ASSETS. Aggregate invested assets, including cash and short-term investments, were $4,163.3 million at December 31, 1997, $3,624.6 million at December 31, 1996 and $3,238.3 million at December 31, 1995. The change in invested assets resulted primarily from cash flows from operations generated during the period together with net realized and unrealized gains (losses) on investments.


LOSS AND LAE  RESERVES
GENERAL. Gross loss and LAE reserves totaled $3,437.8 million at December 31, 1997, $3,246.9 million at December 31, 1996 and $2,969.3 million at December 31, 1995. These increases were consistent with the continued growth in the Company's book of business.

Everest Re maintains reserves to cover its estimated ultimate liability for losses and LAE with respect to reported and unreported claims. Because reserves are estimates of ultimate losses and LAE, management monitors reserve adequacy over time, evaluating new information as it becomes known and adjusting reserves, as necessary. Management considers many factors when setting reserves, including: (i) current legal interpretations of coverage and liability; (ii) economic conditions; (iii) internal methodologies which analyze Everest Re's experience with similar cases, information from ceding companies and historical trends, such as reserving patterns, loss payments, pending levels of unpaid claims and product mix; and (iv) the uncertainties discussed below regarding reserve requirements for asbestos and environmental claims. Based on these considerations, management believes that adequate provision has been made for Everest Re's loss and LAE reserves. Actual losses and LAE ultimately paid may deviate, perhaps substantially, from such reserves.

ASBESTOS AND ENVIRONMENTAL EXPOSURES. Everest Re's asbestos claims typically involve liability or potential liability for bodily injury from exposure to asbestos or liability for property damage resulting from asbestos or asbestos containing materials. Everest Re's environmental claims typically involve potential liability for the mitigation or remediation of environmental contamination or bodily injury or property damages caused by the release of hazardous substances into the land, air or water. In addition to the previously described general uncertainties inherent in estimating reserves, there are significant uncertainties in estimating the amount of Everest Re's potential losses from asbestos and environmental claims. Among the complications are: (i) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (ii) difficulty in identifying sources of asbestos or environmental contamination; (iii) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage;(iv) changes in underlying laws and judicial interpretation of those laws; (v) potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (vi) long reporting delays, both from insureds to insurance companies and ceding companies to reinsurers; (vii) limited historical data concerning asbestos and environmental losses; (viii) questions concerning interpretation and application of insurance and reinsurance coverage; and (ix) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

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

The table below summarizes reserves and claim activity for asbestos and environmental claims, on both a gross and net of ceded reinsurance basis, for the periods indicated:



                                                      Asbestos and
                                                 Environmental Reserves
                                                Years Ended December 31,
                                            --------------------------------
(Dollars in millions)                          1997        1996        1995
                                            --------------------------------
Gross Basis:
Beginning of period reserves                $ 423.3     $ 428.5     $ 445.5
                                            --------------------------------
Incurred losses and LAE:
Reported losses                                80.5        36.7        31.9
Change in IBNR                                  3.2        (6.7)      (14.6)
                                            --------------------------------
Total                                          83.7        30.0        17.3
Paid losses                                   (60.9)      (35.2)      (34.3)
                                            --------------------------------
End of period reserves                      $ 446.1     $ 423.3     $ 428.5
                                            ================================
Net Basis:
Beginning of period reserves                $ 199.6     $ 186.0     $ 203.7
                                            --------------------------------
Incurred losses and LAE:
Reported losses                               (18.3)       (4.4)        5.5
Change in IBNR                                 21.8         4.4        (5.5)
                                            --------------------------------
Total (1)                                       3.5         0.0         0.0
Paid losses (2)                                 9.3        13.6       (17.7)
                                            --------------------------------
End of period reserves                      $ 212.4     $ 199.6     $ 186.0
                                            ================================

----------
(1) Net of $41.2 million in 1997, $24.2 million in 1996 and $16.7 million in 1995 ceded under the incurred loss reimbursement feature of the Stop Loss Agreement.
(2) Net of $22.6 million in 1997, $34.5 million in 1996 and $5.0 million in 1995 ceded as paid losses under the Stop Loss Agreement.


The $233.7 million of reinsurance receivables as of December 31, 1997 was attributable principally to two retrocessional arrangements: (i) $135.4 million was due from various insurance and reinsurance companies, including Gibraltar, in connection with their participation in Everest Re's management underwriting facility ("MUF"), a reinsurance arrangement begun in 1977 pursuant to which Everest Re ceded certain reinsurance and direct excess insurance business; and
(ii) $91.5 million was due as a result of the Company's former direct excess insurance operations, which ceased writing business in 1985 and which has been 100% ceded to Gibraltar since 1986.

STOP LOSS AGREEMENT AND PRUDENTIAL GUARANTEES. To the extent reserves as of June 30, 1995 (December 31, 1994 for catastrophe losses) for losses, allocated LAE and uncollectible reinsurance experience adverse development ("Adverse Development"), Everest Re is entitled, at the time reserves are increased, to payments under the Stop Loss Agreement, subject to the limit and other terms thereof. Gibraltar's obligations to make payments to Everest Re under the Stop Loss Agreement are guaranteed by The Prudential. Management expects that the general effect of the Stop Loss Agreement will be to protect the Company's consolidated earnings against up to $375.0 million of the first $400.0 million of Adverse Development. There can be no assurance, however, that the Company's net liability for such Adverse Development will be limited to $25.0 million. With respect to liquidity, the incurred loss reimbursement features of these agreements provide the Company with cash on or prior to the time it is required to make payment on account of such Adverse Development. Through December 31, 1997, cessions under the Stop Loss Agreement have aggregated $185.2 million with remaining limits available of $189.8 million as respects the next $210.9 million of Adverse Development.

STOCKHOLDERS'    EQUITY.    Holdings'   stockholders'   equity   increased    to
$1,307.5 million as of December 31, 1997 from $1,086.0 million as of December 31, 1996 principally reflecting $146.9 million in retained earnings for the year and an increase of $82.6 million in unrealized appreciation of investments. Stockholders' equity as of December 31, 1996 increased to $1,086.0 million from $983.6 million as of December 31, 1995 principally reflecting an increase of $106.0 million in retained earnings. Dividends of $8.1 million, $6.1 million and $7.0 million were declared and paid by Holdings in 1997, 1996 and 1995, respectively.

Holdings' stockholders' equity exceeded Everest Re's statutory-basis surplus by $398.7 million at December 31, 1997. The primary differences between GAAP and SAP as they relate to the Company are: (i) the deferral of acquisition costs under GAAP, which are immediately expensed under SAP; (ii) the provision for deferred taxes on temporary tax differences under GAAP, which are excluded under SAP; and (iii) the carrying at market value of fixed maturities available for sale under GAAP, as compared to at amortized cost under SAP.


LIQUIDITY AND CAPITAL RESOURCES
EVEREST RE. Everest Re's liquidity requirements are met on both a short- and long-term basis by funds provided by premiums collected, investment income and collected reinsurance receivables balances, and from the sale and maturity of investments. The Company's net cash flows from operating activities were $376.4 million, $414.0 million and $397.9 million, as adjusted, in 1997, 1996 and 1995, respectively. The decreases from 1996 in cash provided by operating activities were principally a result of increases in net paid losses offset by improved profitability. Recoveries under the Company's Stop Loss Agreement with Gibraltar contributed $99.8 million, $53.4 million and $12.0 million of such net cash flows in 1997, 1996 and 1995 respectively.

Proceeds and applications from sales and acquisitions of investment assets were $1,077.0 million and $1,482.8 million, respectively, in 1997, compared to
$1,632.9 million and $2,014.9 million, respectively, in 1996 and $1,101.0 million and $1,494.7 million, respectively, in 1995. Everest Re's current investment strategy seeks to maximize after-tax income through a high quality, diversified, duration sensitive, taxable bond and tax-exempt municipal bond portfolio, while maintaining an adequate level of liquidity.

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

The Company maintains a corporate-level retrocessional protection program, above and beyond retrocessions purchased with respect to specific assumed coverages, to mitigate the potential impact of catastrophe losses. At December 31, 1997, the attachment point of this program was $25.0 million per catastrophe in the U.S. and $10.0 million per catastrophe outside the U.S. No losses were ceded under the corporate-level retrocession program during 1997 or 1996. All aspects of the retrocession program have been structured to permit the program to be accounted for as reinsurance under SFAS No. 113.

HOLDINGS. Holdings is a holding company whose only material asset is the capital stock of Everest Re. Holdings' cash flow will consist primarily of dividends and other permissible payments from Everest Re. Holdings depends upon such payments for funds for general corporate purposes and for the payment of any dividends on its common stock.

On June 16, 1997, the Company finalized a 364 day revolving line of credit with First Union National Bank. This credit facility, which will be used for liquidity and general corporate purposes, provides for the borrowing of up to $50 million with interest at a rate selected by the Company equal to either (i) the Base Rate (as defined below), (ii) an adjusted London InterBank Offered Rate ("LIBOR") plus a margin (the "Margin") or (iii) a Money Market Rate, which is a daily uncommitted advised rate. The Base Rate is the higher of the rate of interest established by the bank from time to time as its reference rate in making loans or the Federal Funds rate plus 0.5% per annum. The amount of the Margin and the commitment fee payable to the bank for the credit facility depend upon the insurance strength or claims paying ability ratings of Everest Re. The credit facility agreement requires that Everest Re maintain statutory surplus of not less than $575 million and that the Company not allow its ratio of certain debt to capital to be greater than a specified amount.

The payment of dividends to Holdings by Everest Re is subject to limitations imposed by the Delaware Code. Based upon these restrictions, the maximum amount that will be available for payment of dividends to Holdings by Everest Re in 1998 without the prior approval of regulatory authorities is $177.6 million. Everest Re's future cash flow available to Holdings may be influenced by a variety of factors, including cyclical changes in the property and casualty reinsurance market, Everest Re's financial results, insurance regulatory changes and changes in general economic conditions.

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

During 1997, 1996 and 1995 Holdings declared and paid dividends of $8.1 million, $6.1 million and $7.0 million, respectively.

On March 21, 1996 the Holdings' Board of Directors approved a stock repurchase plan authorizing the repurchase of an aggregate amount of 2.5 million shares of common stock from time to time in open market transactions. To date, no shares have been repurchased pursuant to this plan.


TAX CONSOLIDATION WITH THE PRUDENTIAL
The Internal Revenue Service ("IRS") has completed its examinations of The Prudential's tax returns for all years through 1992. As those examinations relate to Everest Re, the IRS has disallowed that portion of the fresh start benefit which relates to 1986 reserve strengthening as defined by the IRS. As a result of conflicting decisions by two U.S. Circuit Courts, the Supreme Court of the United States will consider the issue in reviewing ATLANTIC MUTUAL INSURANCE CO. V. COMMISSIONER to determine whether the Treasury regulation that defines the term "reserve strengthening" is a valid interpretation of the law. The Supreme Court's decision in this case is expected to bring about a uniform resolution of this question. The Company agrees with the petitioner in this case in that the term "reserve strengthening" as used in the statute involves changes in assumptions or methodologies. The Company believes that, because there were no changes in reserving assumptions or methodologies between 1985 and 1986, all increases to reserves in 1986 for which a fresh start benefit was taken are normal reserve additions and, therefore, does not constitute reserve strengthening that is not eligible for the fresh start benefit. If the IRS position prevails, the Company will be required to reimburse The Prudential, thereby incurring an additional charge of approximately $9.4 million, including the after-tax cost of interest through December 31, 1997.


YEAR 2000  ISSUES
Many computers and software programs were designed to accommodate only two-digit date fields to represent a given year (E.G., "97" represents 1997). It is possible that such systems will not be able to accurately process data containing information about the year 2000 or later. The "year 2000 issue" has the potential to affect the Company through (i) the disruption of the processing of business and general corporate transactions both at the Company and between the Company and other businesses with which it interacts, and (ii) claims which may be brought asserting that costs associated with the issue may be covered under insurance or reinsurance contracts in which the Company participates.

The Company depends, in varying degrees, on many computerized information systems, both within the Company and at others with whom it does business, which may be affected by the year 2000 issue. In the absence of a response to the year 2000 issue, the Company could have difficulty efficiently processing transactions, and the costs of doing its business could increase, perhaps materially. To address the issue, the Company has initiated a year 2000 initiative to address potential concerns relating to both the Company's own processing environment and companies with which it does business.

Within the Company's own processing environment, a review has been made of all the computer hardware and software the Company uses and whether such hardware and software is year 2000 compliant. With respect to computer hardware, the Company is upgrading or replacing hardware as necessary. Nearly all of the critical computerized business systems used by the Company are based on software products licensed from third parties that specialize in software development. For licensed software which is not yet compliant, the Company has been in contact with the vendors of such software to determine whether such products will be made compliant. Virtually all vendors contacted by the Company have indicated that their products will be made compliant on a timely basis. The Company believes that each of those vendors has a critical business need to make its products compliant and will therefore exercise its best efforts to make its products compliant on a timely basis. With respect to those few products which will not be made year 2000 compliant, the Company is planning to license replacement products which are compliant. The Company has, and expects to use beyond the year 2000, a number of application programs that it has developed internally; the Company has assessed which of those programs are critical to its business and its implemen-tation plan anticipates the modification of those programs. While the Company believes that its computer hardware, software licensed from third parties and internally developed software critical to its business will be made compliant on a timely basis, there can be no assurance that every such product will be compliant on a timely basis and there can be no assurance that there will be no material disruption to the Company's business if such products are not compliant. The Company believes that the actual expenses involved in making its internal processing environment and software licensed from third parties year 2000 compliant will not be material.

Because the Company's business relies upon data received from and given to many business partners (E.G., ceding companies) and service providers (E.G., banks), the Company's business could be disrupted if those entities are not year 2000 compliant. The Company has actively surveyed its significant business partners and service providers to determine their compliance status. With respect to entities with which the Company has direct electronic interfaces, meetings have been held to address the compliance issue. The information received to date from business partners and service providers has not identified any significant barriers to year 2000 compliance, and the Company believes that these entities will be sufficiently compliant that the year 2000 issue will not cause material disruption in the Company's business. However, there can be no assurance that there will not be material disruptions to the Company's business or an increase in the cost of the Company's doing business.

It is possible that individuals or entities which experience business disruption, increased costs or other problems associated with the year 2000 issue may assert claims against their own insurance carrier to recover such costs or against other entities for damages, which entities may in turn assert that such potential damages are covered by insurance. It is not yet possible to determine whether any such claims will be made against insurers, whether such claims will be held to have merit or whether such claims might be made against insurance or reinsurance contracts in which the Company participates.


SAFE HARBOR DISCLOSURE
In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), the Company sets forth below cautionary statements identifying important factors, among others, that in some cases have affected and that could cause its actual results to differ materially from those which might be projected, forecasted, or estimated in its forward-looking statements, as defined in the Act, made by or on behalf of the Company in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls.

Such statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings (including earnings per share), cash flows, plans for future operations, common stockholders' equity (including book value per share), investments, financing needs, capital plans, dividends, plans relating to products or services of the Company, and estimates concerning the effects of litigation or other disputes, as well as assumptions for any of the foregoing and are generally expressed with words such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have" and similar expressions. Undue reliance on any forward-looking statements should be avoided. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's results to differ materially from such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the following:

 1) Changes in the level of competition in the domestic and international reinsurance or primary insurance markets that adversely affect the volume or profitability of the Company's reinsurance or insurance business. These changes include, but are not limited to, the intensification of price and contract terms competition, the entry of new competitors, consolidation in the reinsurance and insurance industry and the development of new products by new and existing competitors;

 2) Changes in the demand for reinsurance and insurance products of the type offered by the Company and its ceding insurer customers;

 3)      The ability of the Company to execute its strategies;

 4)      Catastrophe   losses  in   the  Company's  domestic   or  international
         reinsurance or insurance business;

 5) Adverse development on claim and claim expense liabilities related to business written in prior years, including, but not limited to, evolving case law and its effect on environmental and other latent injury claims, changing government regulations, newly identified toxins, newly reported claims, new theories of liability, or new insurance and reinsurance contract interpretations, to the extent that such adverse development exceeds the limits available under or is not covered by the Stop Loss Agreement;

 6) Greater than expected loss ratios on reinsurance or insurance written by the Company;

 7) Changes in inflation that affect the profitability of the Company's current reinsurance and insurance businesses or the adequacy of its claim and claim expense liabilities;

 8)      Changes in the Company's retrocessional arrangements;

 9) Lower than estimated retrocessional or reinsurance recoveries on losses, including, but not limited to, losses due to a decline in the creditworthiness of the Company's retrocessionaires or reinsurers;

10)      Changes  in  the   reinsurance/retrocessional   market   impacting  the
         Company's ability to cede risks above its desired level of retention.

11) Changes in interest rates, increases in which cause a reduction in the market value of the Company's fixed income investment portfolio, and its common stockholders' equity, and decreases in which cause a reduction of income earned on new cash flow from operations as well as on the reinvestment of the proceeds from sales, calls or maturities of existing investments;

12)      Decline in the value of the Company's common equity investments;

13)      Changes in the composition of the Company's investment portfolio;

14)      Gains or losses related to changes in foreign currency exchange rates;

15) Changes in the role of reinsurance brokers and the relationship of the Company with such brokers;

16)      Impact  of Year  2000  computer  hardware  and  software  issues on the
         Company's   operations   and  potential  for  Year  2000  claims  under
         reinsurance and insurance contracts written by the Company;

17) Adverse results in litigation matters, including, but not limited to, litigation related to environmental, asbestos and other potential mass tort claims;

18)      Changes in the Company's capital needs;

19)      Changes in the Company's ratings;

20) The impact of current and future regulatory environments on the ability of the Company's subsidiaries to enter and exit reinsurance or insurance markets; and

21) Changes in the commission or brokerage levels that competitors are willing to offer to ceding companies, brokers or agents.

In addition to the factors outlined above that are directly related to the Company's businesses, the Company is also subject to general business risks, including, but not limited to, adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors, and the loss of key employees.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in the accompanying Index to Financial Statements and Schedules on page F-1 are filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 9, 1996, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that Coopers & Lybrand L.L.P. replaced Deloitte & Touche LLP on August 6, 1996 as the Company's independent accountants, with the approval of the Company's audit committee.

During the 1994 and 1995 fiscal years and the interim period January 1, 1996 through August 6, 1996, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused them to make reference to the subject matter of the disagreement in their reports. Also, there were no reportable events of the nature described in Regulation S-K Item 304(a)(1)(v) during the Company's 1994 and 1995 fiscal years and the interim period January 1, 1996 through August 6, 1996.


PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to "Election of Directors", "Information Concerning Nominees" and "Information Concerning Continuing Directors and Executive Officers" in the Company's proxy statement for the 1998 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days of the close of the Company's fiscal year ended December 31, 1997 (the "Proxy Statement"), and which are incorporated herein by reference.


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

REPORTS ON FORM 8-K
No reports on Form 8-K were filed during the last quarter of 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 1998.


                       EVEREST REINSURANCE HOLDINGS, INC.

                       By:        /s/ JOSEPH V. TARANTO
                          --------------------------------------------
                                      JOSEPH V. TARANTO
                             (CHAIRMAN AND CHIEF EXECUTIVE OFFICER)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/  JOSEPH V. TARANTO             Chairman and Chief           March 18, 1998
------------------------------    Executive Officer and
      Joseph V. Taranto                  Director

 /s/  ROBERT P. JACOBSON         Chief Financial Officer         March 18, 1998
------------------------------         and Director
      Robert P. Jacobson

 /s/  STEPHEN L. LIMAURO                Comptroller              March 18, 1998
------------------------------
      Stephen L. Limauro

 /s/  MARTIN ABRAHAMS                     Director               March 18, 1998
------------------------------
      Martin Abrahams

 /s/  KENNETH J. DUFFY                    Director               March 18, 1998
------------------------------
      Kenneth J. Duffy

 /s/  JOHN R. DUNNE                       Director               March 18, 1998
------------------------------
      John R. Dunne

 /s/  THOMAS J. GALLAGHER                 Director               March 18, 1998
------------------------------
      Thomas J. Gallagher

 /s/  WILLIAM F. GALTNEY, JR.             Director               March 18, 1998
------------------------------
      William F. Galtney, Jr.

 /s/  ROBERT A. MULDERIG                  Director               March 18, 1998
------------------------------
      Robert A. Mulderig

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                          PAGES
                                                                          -----
EVEREST REINSURANCE HOLDINGS, INC.

     Reports of Independent Auditors on Financial
      Statements and Schedules..............................................F-2

     Consolidated Balance Sheets at December 31,
      1997 and 1996.........................................................F-4

     Consolidated Statements of Operations for the
      years ended December 31, 1997, 1996 and 1995..........................F-5

     Consolidated Statements of Changes in Stockholders'
      Equity for the years ended December 31, 1997, 1996
      and 1995..............................................................F-6

     Consolidated Statements of Cash Flows for the
      years ended December 31, 1997, 1996 and 1995..........................F-7

     Notes to Consolidated Financial Statements.............................F-8


SCHEDULES

I    Summary of Investments Other Than Investments in
      Related Parties at December 31, 1997..................................S-1

II   Condensed Financial Information of Registrant:
      Balance Sheets as of December 31, 1997 and 1996.......................S-2
      Statements of Operations for the Years Ended
       December 31, 1997, 1996 and 1995.....................................S-3
      Statements of Cash Flows for the Years Ended
       December 31, 1997, 1996 and 1995.....................................S-4

III  Supplementary Insurance Information as of
      December 31, 1997 and 1996 and for the years
      ended December 31, 1997, 1996 and 1995................................S-5

IV   Reinsurance for the years ended December 31,
      1997, 1996 and 1995...................................................S-6



Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

REPORT OF INDEPENDENT ACCOUNTANTS

The Stockholders and Board of Directors
Everest Reinsurance Holdings, Inc.

We have audited the consolidated financial statements and the financial statement schedules of Everest Reinsurance Holdings, Inc. and Subsidiaries ("the Company") as of December 31, 1997 and 1996, and for the years then ended, as listed in the index on page F-1 of this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Everest Reinsurance Holdings, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.
New York, New York
February 17, 1998

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Everest Reinsurance Holdings, Inc. (formerly
Prudential Reinsurance Holdings, Inc.)
Liberty Corner, New Jersey

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of Everest Reinsurance Holdings, Inc. and subsidiaries for the year ended December 31, 1995. Our audit also included the financial statement schedules listed in the Index on page F-1 of this Form 10-K for the year then ended. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit.

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

In our opinion, such consolidated statements of income, stockholders' equity, and cash flows present fairly, in all material respects, the results of operations and cash flows of Everest Reinsurance Holdings, Inc. and subsidiaries for the year ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1I, the accompanying 1995 financial statements have been restated for the adoption of Statement of Financial Accounting Standard Number 128, "Earnings per Share".



DELOITTE & TOUCHE LLP
Parsippany, New Jersey
February 23, 1996 (February 27, 1998 as to Note 1I)


EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS


                                                        As of December 31,
                                               -------------------------------------
(Dollars in thousands, except                            1997                   1996
 par value per share)                          -------------------------------------
ASSETS:
Fixed maturities - held to
 maturity, at amortized cost
 (market value: 1997, $0;
 1996, $88,374)                                $          -           $       80,522
Fixed maturities - available
 for sale, at market value
 (amortized cost: 1997,
 $3,658,370 ; 1996, $3,194,246)                     3,866,860              3,281,972
Equity securities, at market
 value (cost: 1997, $120,510;
 1996, $115,367)                                      158,784                147,280
Short-term investments                                 75,244                 49,486
Other invested assets                                  10,848                 12,750
Cash                                                   51,578                 52,595
                                               -------------------------------------
     Total investments and cash                     4,163,314              3,624,605

Accrued investment income                              60,424                 50,211
Premiums receivable                                   256,191                226,502
Reinsurance receivables                               692,473                749,062
Funds held by reinsureds                              186,454                173,386
Deferred acquisition costs                             82,332                 84,123
Prepaid reinsurance premiums                            8,980                  5,265
Deferred tax asset                                     74,434                124,664
Other assets                                           13,418                  9,949
                                               -------------------------------------
TOTAL ASSETS                                   $    5,538,020         $    5,047,767
                                               =====================================

LIABILITIES:
Reserve for losses and
 adjustment expenses                           $    3,437,818         $    3,246,858
Unearned premium reserve                              337,383                355,908
Funds held under reinsurance
 treaties                                             190,639                177,921
Losses in the course of payment                        55,969                 33,386
Contingent commissions                                100,027                 83,279
Other net payable to reinsurers                        13,231                  8,779
Current federal income taxes                           13,567                 25,879
Other liabilities                                      81,903                 29,734
                                               -------------------------------------
    Total liabilities                               4,230,537              3,961,744
                                               -------------------------------------
Commitments and contingencies
 (Note 11)

STOCKHOLDERS' EQUITY:
Preferred stock, par value:
 $0.01; 50 million shares
 authorized; no shares issued
 and outstanding                                          -                      -
Common stock, par value:
 $0.01; 200 million shares
 authorized; 50.8 million
 shares issued                                            508                    508
Additional paid-in capital                            389,876                389,196
Unearned compensation                                    (514)                  (374)
Net unrealized appreciation
 of investments, net of
 deferred income taxes                                160,397                 77,766
Cumulative foreign currency
 translation adjustment, net
 of deferred income taxes                              (8,078)                  (354)
Retained earnings                                     773,380                626,501
Treasury stock, at cost;
 0.3 million shares                                    (8,086)                (7,220)
                                               -------------------------------------
    Total stockholders' equity                      1,307,483              1,086,023
                                               -------------------------------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                          $    5,538,020        $     5,047,767
                                               =====================================



The accompanying notes are an integral part of the consolidated financial statements.


EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS



                                               Years Ended December 31,
                                 ---------------------------------------------------
(Dollars in thousands,                    1997               1996               1995
 except per share amounts)       ---------------------------------------------------
REVENUES:
Premiums earned:
  Before stop loss premium       $   1,049,847      $     973,611      $     893,321
  Stop loss premium                        -                  -              140,000
                                 ---------------------------------------------------
  Net premiums earned                1,049,847            973,611            753,321
Net investment income                  228,546            191,901            166,023
Net realized capital gain               15,916              5,695             33,835
Other income/(loss)                      4,880             (1,867)            (4,315)
                                 ---------------------------------------------------
                                     1,299,189          1,169,340            948,864
                                 ---------------------------------------------------

CLAIMS AND EXPENSES:
Incurred losses and loss
 adjustment expenses                   765,421            716,033            674,696
Commission, brokerage,
 taxes and fees                        274,796            254,598            227,376
Other underwriting expenses             51,672             54,870             60,017
Compensation related to
 public offering                           -                  -               13,343
                                 ---------------------------------------------------
                                     1,091,889          1,025,501            975,432
                                 ---------------------------------------------------

INCOME (LOSS) BEFORE TAXES             207,300            143,839            (26,568)
Income tax (benefit)                    52,345             31,812            (27,315)
                                 ---------------------------------------------------
NET INCOME                       $     154,955      $     112,027      $         747
                                 ===================================================

PER SHARE DATA:
Average shares
 outstanding (000's)                    50,476             50,567             50,189
Net income per common
 share - basic                   $        3.07      $        2.22      $        0.01
                                 ===================================================


Average diluted shares
 outstanding (000's)                    50,765             50,711             50,209
Net income per common
 share - diluted                 $        3.05      $        2.21      $        0.01
                                 ===================================================






The accompanying notes are an integral part of the consolidated financial statements.


EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                  Years Ended December 31,
                                     ---------------------------------------------------
(Dollars in thousands,                        1997               1996               1995
 except per share amounts)           ---------------------------------------------------
COMMON STOCK (shares
 outstanding):
Balance, beginning of
 period                                 50,490,273         50,792,869         50,000,000
Issued during the period                    22,600              3,800            792,869
Treasury stock acquired
 during period                             (37,287)          (306,396)               -
Treasury stock reissued
 during period                               3,685                -                  -
                                     ---------------------------------------------------
Balance, end of period                  50,479,271         50,490,273         50,792,869
                                     ===================================================
COMMON STOCK (par value):
Balance, beginning of period         $         508      $         508      $         500
Issued during the period                       -                  -                    8
                                     ---------------------------------------------------
Balance, end of period                         508                508                508
                                     ---------------------------------------------------
ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period               389,196            387,349            283,076
Contributions during the
 period                                        -                1,783             91,000
Common stock issued during
 the period                                    636                 64             13,273
Treasury stock reissued
 during period                                  44                -                  -
                                     ---------------------------------------------------
Balance, end of period                     389,876            389,196            387,349
                                     ---------------------------------------------------
UNEARNED COMPENSATION:
Balance, beginning of period                  (374)              (692)               -
Net increase (decrease)
 during the period                            (140)               318               (692)
                                     ---------------------------------------------------
Balance, end of period                        (514)              (374)              (692)
                                     ---------------------------------------------------
NET UNREALIZED APPRECIATION
 (DEPRECIATION) OF INVESTMENTS,
 NET OF DEFERRED INCOME TAXES:
Balance, beginning of period                77,766             83,726            (58,172)
Net increase (decrease) during
 the period                                 82,631             (5,960)           141,898
                                     ---------------------------------------------------
Balance, end of period                     160,397             77,766             83,726
                                     ---------------------------------------------------
CUMULATIVE TRANSLATION
 ADJUSTMENTS, NET OF DEFERRED
 INCOME TAXES:
Balance, beginning of period                  (354)            (7,838)           (11,255)
Net increase (decrease) during
 the period                                 (7,724)             7,484              3,417
                                     ---------------------------------------------------
Balance, end of period                      (8,078)              (354)            (7,838)
                                     ---------------------------------------------------
RETAINED EARNINGS:
Balance, beginning of period               626,501            520,541            526,818
Net income                                 154,955            112,027                747
Dividends declared ($0.16 per
 share in 1997, $0.12 per
 share in 1996 and $0.14 per
 share in 1995)                             (8,076)            (6,067)            (7,024)
                                     ---------------------------------------------------
Balance, end of period                     773,380            626,501            520,541
                                     ---------------------------------------------------
TREASURY STOCK AT COST:
Balance, beginning of period                (7,220)               -                  -
Treasury stock acquired
 during period                                (953)            (7,220)               -
Treasury stock reissued
 during period                                  87                -                  -
                                     ---------------------------------------------------
Balance, end of period                      (8,086)            (7,220)               -
                                     ---------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY,
 END OF PERIOD                       $   1,307,483      $   1,086,023      $     983,594
                                     ===================================================


The accompanying notes are an integral part of the consolidated financial statements.


EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Years Ended December 31,
                                              ------------------------------------------------
(Dollars in thousands)                                1997              1996              1995
                                              ------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $    154,955      $    112,027      $        747
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    (Increase) decrease in premiums
     receivable                                    (30,867)           38,285            24,986
    (Increase) decrease in funds held
     by reinsureds, net                             (1,065)          (21,606)           31,511
    (Increase) decrease in reinsurance
     receivables                                    56,544           (37,084)          (20,656)
    (Increase) decrease in deferred
     tax asset                                      10,451           (13,065)           (8,143)
    Increase in reserve for losses
     and loss adjustment expenses                  202,191           281,590           248,789
    Increase (decrease) in unearned
     premiums                                      (16,970)           60,293            30,268
    (Increase) decrease in other
     assets and liabilities                         17,706            (1,064)           16,343
    Non cash compensation expense                     (140)              318            12,589
    Accrual of bond discount/
     amortization of bond premium                     (500)              (46)            4,264
    Realized capital (gains)                       (15,916)           (5,695)          (33,835)
                                              ------------------------------------------------
Net cash provided by operating
 activities                                        376,389           413,953           306,863
                                              ------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities
 matured/called - held to maturity                   2,155            20,582            30,961
Proceeds from fixed maturities matured/
 called - available for sale                       132,231           143,114           145,543
Proceeds from fixed maturities sold -
 available for sale                                880,189         1,281,882           699,869
Proceeds from equity securities sold                59,494           160,429           164,723
Proceeds from other invested assets
 sold                                                1,368               -                 -
Cost of fixed maturities acquired -
 held to maturity                                      -             (17,378)              (10)
Cost of fixed maturities acquired -
 available for sale                             (1,413,516)       (1,836,274)       (1,370,981)
Cost of equity securities acquired                 (45,825)         (150,861)         (121,569)
Cost of other invested assets acquired                 -              (7,184)           (2,133)
Net (purchases) sales of short-term
 securities                                        (23,422)           26,890            58,408
Net increase (decrease) in unsettled
 securities transactions                             1,533            (3,166)            1,526
                                              ------------------------------------------------
Net cash (used in) investing activities           (405,793)         (381,966)         (393,663)
                                              ------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                            (822)           (7,220)              -
Contributions during the period                        -               1,783            91,000
Common stock issued during the period                  636                64               -
Dividends paid to stockholders                      (8,076)           (6,067)           (7,024)
Net increase (decrease) in collateral
 for loaned securities                              47,119           (19,897)           12,372
                                              ------------------------------------------------
Net cash provided by (used in)
 financing activities                               38,857           (31,337)           96,348
                                              ------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
 ON CASH                                           (10,470)            1,033            (3,044)
                                              ------------------------------------------------
Net increase (decrease) in cash                     (1,017)            1,683             6,504
Cash, beginning of period                           52,595            50,912            44,408
                                              ------------------------------------------------
Cash, end of period                           $     51,578      $     52,595      $     50,912
                                              ================================================
SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid (received), net             $     53,645      $     38,055      $    (50,944)
Non-cash financing transaction:
Issuance of common stock in
 connection with public offering              $       (140)     $        318      $     12,589


The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 1997, 1996 and 1995

For purposes of footnote presentation, all dollar values, except per share amounts, are presented in thousands.


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  BUSINESS AND BASIS OF PRESENTATION
Everest Reinsurance Holdings, Inc. ("Holdings") (formerly known as Prudential Reinsurance Holdings, Inc.), is a holding company incorporated in the state of Delaware. Prior to an initial public offering ("IPO") of all 50 million shares outstanding on October 6, 1995, Holdings was a direct wholly owned subsidiary of PRUCO, Inc. ("PRUCO"), which is wholly owned by The Prudential Insurance Company of America ("The Prudential"). The stock of Everest Reinsurance Company ("Everest Re") (formerly known as Prudential Reinsurance Company) was contributed by PRUCO to Holdings effective December 31, 1993. The contribution has been accounted for at historical cost in a manner similar to the pooling of interests method of accounting as the entities were under common control. Everest Re's principal business is reinsuring property and casualty risks of domestic and foreign insurance companies under excess and pro rata reinsurance contracts.

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

The consolidated financial statements include the domestic and foreign subsidiaries of Everest Re: Everest National Insurance Company ("Everest National") (formerly known as Prudential National Insurance Company), Everest Indemnity Insurance Company ("Everest Indemnity"), Everest Re Ltd. ("Everest Ltd.") (formerly known as Everest Reinsurance Ltd. and Le Rocher Reinsurance Ltd.) and Everest Insurance Company of Canada ("Everest Canada") (formerly known as OTIP/RAEO Insurance Company, Inc.), which was acquired from The Prudential for $3,700 on December 31, 1996. The acquisition of Everest Canada has been accounted for by the purchase method. Had this acquisition occurred at the beginning of either 1995 or 1996, there would have been no material effect on the Company's results of operations. All material intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the 1995 and 1996 financial statements to conform to the 1997 presentation.

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

C.  UNCOLLECTIBLE REINSURANCE RECOVERABLE BALANCES
The Company provides reserves for uncollectible reinsurance balances based on management's assessment of the collectibility of the outstanding balances. Such reserves were $14,399 and $14,267 at December 31, 1997 and December 31, 1996, respectively (see also Note 7).

D.  DEFERRED ACQUISITION COSTS
Acquisition costs, consisting principally of commissions and brokerage expenses and certain premium taxes and fees associated with the Company's primary insurance business incurred at the time a contract or policy is issued, are deferred and amortized over the period in which the related premiums are earned, generally one year. Deferred policy acquisition costs are limited to their estimated realizable value based on the related unearned premiums, anticipated claims and claim expenses and anticipated investment income. Deferred acquisition costs amortized to income were $270,605, $252,928 and $226,819 in 1997, 1996 and 1995, respectively.

E.  LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE
The reserve for unpaid losses and loss adjustment expenses is based on individual case estimates and reports received from ceding companies. A provision is included for losses and loss adjustment expenses incurred but not reported ("IBNR") based on past experience. A provision is also included for certain potential liabilities relating to asbestos and environmental exposures, which liabilities cannot be estimated with traditional reserving techniques (see also Note 11). The reserves are reviewed continually and any changes in estimates are reflected in earnings in the period the adjustment is made. Management believes that adequate provision has been made for the Company's loss and loss adjustment expenses. Loss and loss adjustment expense reserves are presented gross of reinsurance receivables and incurred losses and loss adjustment expenses are presented net of ceded reinsurance. Accruals for contingent commission liabilities are estimated based on carried loss and loss adjustment expense reserves.

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

G.  INCOME TAXES
The Company and its subsidiaries file their own federal tax returns and calculate their current tax provisions accordingly. Deferred income taxes have been recorded to recognize the tax effect of temporary differences between the financial reporting and income tax bases of assets and liabilities. Prior to the IPO, the Company was a member of a group of affiliated companies which joined in filing a consolidated federal tax return. Current tax liabilities were determined for individual companies based upon their separate return basis taxable income. Members with taxable income incurred an amount in lieu of the separate return basis federal tax. Members with a loss for tax purposes recognized a current benefit in proportion to the amount of their losses utilized in computing consolidated taxable income.

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

I.  EARNINGS PER SHARE
The Company adopted SFAS No. 128, "Earnings Per Share", in 1997 which requires retroactive application for all prior periods presented. SFAS No. 128 requires an enterprise to present basic and diluted earnings per share on the income statement. Basic earnings per share, which is calculated by dividing net income by the weighted average number of common shares outstanding, replaces primary earnings per share from the prior standard. For all periods previously reported by the Company, basic earnings per share is the same as primary earnings per share, since the impact of the Company's common stock equivalents for those periods did not reach the significance threshold prescribed to require adjustment under the prior standard. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share from the prior standard.

Net income per common share has been computed below in accordance with SFAS No. 128, based upon weighted average common and dilutive shares outstanding.


                                            1997            1996            1995
                                       -----------------------------------------
Net income (numerator)                 $ 154,955       $ 112,027       $     747
                                       =========================================
Weighted average common and
 effect of dilutive shares
 used in the computation of
 net income per share:
  Average shares outstanding -
   basic (denominator)                    50,476          50,567          50,189
  Effect of dilutive shares                  289             144              20
                                       -----------------------------------------
  Average shares outstanding -
   diluted (denominator)                  50,765          50,711          50,209
                                       =========================================
Net income per common share:
     Basic                             $    3.07       $    2.22       $    0.01
     Diluted                                3.05            2.21            0.01



Options to purchase 337,750, 20,000 and 20,000 shares of common stock at $39.16, $26.63 and $20.94 per share were outstanding at the end of 1997, 1996 and 1995, respectively, but were not included in the computation of earnings per diluted share for the respective years, because the options' exercise price was greater than the average market price of the common shares for such years. The options, which expire on September 26, 2007, November 18, 2006 and November 20, 2005, respectively, were still outstanding at the end of 1997.

J.  FUTURE APPLICATION OF ACCOUNTING STANDARDS
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income".

SFAS No. 130 requires an enterprise to present items of other comprehensive income in a financial statement and to display accumulated balances of other comprehensive income in the equity section of a financial statement. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. As the components of other comprehensive income consist of items already reflected as direct charges or credits to the Company's stockholder's equity, the only impact of adopting this standard will be to reflect an additional presentation of these items. When adopted, the additional required presentation will be provided for earlier periods.

2.  INVESTMENTS

The amortized cost, market value, and gross unrealized appreciation and depreciation of fixed maturity investments are presented in the tables below:


                                    Amortized      Unrealized       Unrealized          Market
                                         Cost    Appreciation     Depreciation           Value
                                  ------------------------------------------------------------

As of December 31, 1997
Fixed maturities - available
 for sale
 U.S. Treasury securities
  and obligations of U.S.
  government agencies and
  corporations                    $   144,079    $      3,076     $         86     $   147,069
 Obligations of states and
  political subdivisions            1,610,190         112,211              293       1,722,108
 Corporate securities                 893,885          39,189               16         933,058
 Mortgage-backed securities           521,048          20,504                2         541,550
 Foreign debt securities              489,168          33,966               59         523,075
                                  ------------------------------------------------------------
TOTAL                             $ 3,658,370    $    208,946     $        456     $ 3,866,860
                                  ============================================================
As of December 31, 1996
Fixed maturities - held
 to maturity
 U.S. Treasury securities
  and obligations of U.S.
  government agencies and
  corporations                    $    30,182    $        307     $         54     $    30,435
 Obligations of states and
  political subdivisions               50,340           7,824              225          57,939
                                  ------------------------------------------------------------
TOTAL                             $    80,522    $      8,131     $        279     $    88,374
                                  ============================================================
Fixed maturities - available
 for sale
 U.S. Treasury securities
  and obligations of U.S.
  government agencies and
  corporations                    $   162,406    $        909     $      1,361     $   161,954
 Obligations of states and
  political subdivisions            1,259,544          48,277              733       1,307,088
 Corporate securities                 739,997          11,440              315         751,122
 Mortgage-backed securities           487,145           7,692            2,007         492,830
 Foreign debt securities              545,154          24,660              836         568,978
                                  ------------------------------------------------------------
TOTAL                             $ 3,194,246    $     92,978     $      5,252     $ 3,281,972
                                  ============================================================


During 1997, the Company transferred all of the fixed maturity securities in its held-to-maturity classification (with an amortized cost of $78,974 and market value of $85,508) to the available-for-sale classification to enhance management's flexibility with respect to future portfolio management. The net financial statement impact at the time of the transfer was a $4,247 increase in net after-tax unrealized appreciation of investments.

The amortized cost and market value of fixed maturities are shown in the following table by contractual maturity. Actual maturities may differ from contractual maturities because securities may be called or prepaid with or without call or prepayment penalties.


                                                              December 31, 1997
                                                        -----------------------------
                                                          Amortized            Market
                                                               Cost             Value
                                                        -----------------------------
Fixed maturities - available for sale
   Due in one year or less                              $    55,757       $    56,437
   Due after one year through five years                    469,121           482,049
   Due after five years through ten years                 1,214,417         1,294,212
   Due after ten years                                    1,398,027         1,492,612
   Mortgage-backed securities                               521,048           541,550
                                                        -----------------------------
TOTAL                                                   $ 3,658,370       $ 3,866,860
                                                        =============================


Proceeds from sales of fixed maturity investments during 1997, 1996 and 1995 were $880,189, $1,281,882 and $699,869, respectively. Gross gains of $6,766,
$9,146 and $7,058, and gross losses of $9,439, $20,952 and $12,058 were realized on those sales during 1997, 1996 and 1995, respectively.

The cost, market value and gross unrealized appreciation and depreciation of investments in equity securities is presented in the table below:


                                                                 December 31,
                                                          --------------------------
                                                               1997             1996
                                                          --------------------------

Cost                                                      $ 120,510        $ 115,367
Unrealized appreciation                                      39,162           33,015
Unrealized depreciation                                         888            1,102
                                                          --------------------------
Market value                                              $ 158,784        $ 147,280
                                                          ==========================



The changes in net unrealized gains (losses) of investments of the Company (including unrealized gains and losses on fixed maturities not reflected in stockholders' equity) are derived from the following sources:


                                                     Years Ended December 31,
                                            ---------------------------------------
                                                  1997           1996          1995
                                            ---------------------------------------
Increase (decrease) during the
 period between the market value
 and cost of investments carried
 at market value, and deferred tax
 thereon:
  Equity securities                         $    6,361    $     5,897    $   (8,153)
  Fixed maturities                             120,764        (14,440)      226,459
  Other invested assets                             -              -             -
  Deferred taxes                               (44,494)         2,583       (76,408)
                                            ---------------------------------------
Increase (decrease) in unrealized
 appreciation, net of deferred
 taxes, included in stockholder's
 equity                                         82,631         (5,960)      141,898
Increase (decrease) during the
 period between the market value
 and cost of fixed maturities
 carried at amortized cost                      (7,852)        (4,288)        3,294
                                            ---------------------------------------
TOTAL                                       $   74,779    $   (10,248)   $  145,192
                                            =======================================

The components of net investment income are presented in the table below:


                                                 Years Ended December 31,
                                        -----------------------------------------
                                               1997           1996           1995
                                        -----------------------------------------
Fixed maturities                        $   232,779    $   198,947    $   168,268
Equity securities                             4,473          2,835          2,017
Short-term securities                         3,435          5,357          9,005
Other interest income                         2,582          1,450            860
                                        -----------------------------------------
Total gross investment income               243,269        208,589        180,150
                                        -----------------------------------------
Interest on funds held                       11,173         12,294          9,451
Other investment expenses                     3,550          4,394          4,676
                                        -----------------------------------------
Total investment expenses                    14,723         16,688         14,127
                                        -----------------------------------------
Total net investment income             $   228,546    $   191,901    $   166,023
                                        =========================================



The components of realized capital gains (losses) are presented in the table below:


                                            Years Ended December 31,
                                     ------------------------------------------
                                            1997            1996           1995
                                     ------------------------------------------
Fixed maturities                     $    (2,673)   $    (11,805)   $    (5,000)
Equity securities                         18,572          17,443         38,833
Short-term investments                        17              57              2
                                     ------------------------------------------
TOTAL                                $    15,916    $      5,695    $    33,835
                                     ==========================================



Securities with a carrying value amount of $288,433 at December 31, 1997 were on deposit with various state or governmental insurance departments in compliance with insurance laws. The Company had no investments in derivative financial instruments for the years ended December 31, 1997, 1996 and 1995.

3.  RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity in the reserve for losses and loss adjustment expenses is summarized as follows:


                                                     Years Ended December 31,
                                        -------------------------------------------------
                                                  1997              1996             1995
                                        -------------------------------------------------
Reserves at January 1                   $    3,246,858    $    2,969,341    $   2,706,429
 Less reinsurance recoverables                 746,640           700,877          648,550
                                        -------------------------------------------------
 Net balance at January 1                    2,500,218         2,268,464        2,057,879
                                        -------------------------------------------------
Incurred related to:
 Current year                                  768,597           745,594          658,039
 Prior years                                    (3,176)          (29,561)          16,657
                                        -------------------------------------------------
  Total incurred losses and
   loss adjustment expenses                    765,421           716,033          674,696
                                        -------------------------------------------------
Paid related to:
 Current year                                  185,310           213,832          104,636
 Prior years                                   331,205           270,447          359,475
                                        -------------------------------------------------
  Total paid losses and loss
   adjustment expenses                         516,515           484,279          464,111
                                        -------------------------------------------------
Net balance at December 31                   2,749,124         2,500,218        2,268,464
 Plus reinsurance recoverables                 688,694           746,640          700,877
                                        -------------------------------------------------
  Balance at December 31                $    3,437,818    $    3,246,858    $   2,969,341
                                        =================================================

4.  CREDIT LINE

On June 16, 1997, the Company finalized a 364 day revolving line of credit with First Union National Bank. This credit facility, which will be used for liquidity and general corporate purposes, provides for the borrowing of up to $50 million with interest at a rate selected by the Company equal to either (i) the Base Rate (as defined below), (ii) an adjusted London InterBank Offered Rate ("LIBOR") plus a margin (the "Margin") or (iii) a Money Market Rate, which is a daily uncommitted advised rate. The Base Rate is the higher of the rate of interest established by the bank from time to time as its reference rate in making loans or the Federal Funds rate plus 0.5% per annum. The amount of the Margin and the commitment fee payable to the bank for the credit facility depend upon the insurance strength or claims paying ability ratings of Everest Re. The credit facility agreement requires that Everest Re maintain statutory surplus of not less than $575 million and that the Company not allow its ratio of certain debt to capital to be greater than a specified amount.

5.  OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, as of December 31, 1997 for all of the Company's operating leases with remaining noncancelable terms in excess of one year are as follows:


(in thousands)
1998                                                       $    4,124
1999                                                            3,821
2000                                                            3,705
2001                                                            3,689
2002                                                            3,302
Thereafter                                                      2,845
                                                           ----------
Total payments                                                 21,486
Sublease rental income                                            589
                                                           ----------
Net Commitments                                            $   20,897
                                                           ==========


All of these leases, the expiration terms of which range from 1999 to 2004, are for the rental of office space. Rental expense, net of sublease rental income, was $4,903, $5,334 and $7,337 for 1997, 1996 and 1995, respectively.

6.  INCOME TAXES

The components of income taxes for the periods presented are as follows:


                                                      Years Ended December 31,
                                             ---------------------------------------
                                                   1997          1996           1995
                                             ---------------------------------------
Current tax (benefit):
 U.S.                                        $   18,892    $   24,363    $   (35,435)
 Foreign                                         23,000        20,735         18,351
                                             ---------------------------------------
 Total current tax (benefit)                     41,892        45,098        (17,084)
Total deferred U.S. tax (benefit)                10,453       (13,286)       (10,231)
                                             ---------------------------------------
 Total income tax (benefit)                  $   52,345    $   31,812    $   (27,315)
                                             =======================================


A reconciliation of the U.S. Federal income tax rate to the Company's effective tax rate is as follows:



                                                    Years Ended December 31,
                                               -----------------------------------
                                                    1997         1996         1995
                                               -----------------------------------
Federal income tax rate                             35.0%        35.0%       (35.0)%
Increase (reduction) in
  taxes resulting from:
  Tax exempt income                                (12.1)       (15.1)       (73.4)
  Other, net                                         2.4          2.2          5.6
                                               -----------------------------------
  Effective tax rate                                25.3%        22.1%      (102.8)%
                                               ===================================


Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the tax laws and regulations. The principal items making up the net deferred income tax asset are as follows:


                                                           December 31,
                                                    ----------------------------
                                                           1997             1996
                                                    ----------------------------
Deferred tax assets:
 Reserve for losses and loss
  adjustment expenses                               $   155,666     $    164,477
 Unearned premium reserve                                22,988           24,545
 Foreign currency translation                             4,480              232
 Net operating loss carryforward                          1,222            1,579
 Other assets                                             8,866            6,569
                                                    ----------------------------
Total deferred tax assets                               193,222          197,402
                                                    ----------------------------
Deferred tax liabilities:
 Deferred acquisition costs                              28,816           29,443
 Net unrealized appreciation
  of investments                                         86,368           41,874
 Other liabilities                                        3,604            1,421
                                                    ----------------------------
Total deferred tax liabilities                          118,788           72,738
                                                    ----------------------------
Net deferred tax assets                             $    74,434      $   124,664
                                                    ============================


Pursuant to the terms of a separation agreement, The Prudential retained the net operating loss carryforwards attributable to the Company at the date of the IPO and paid the Company for the tax benefits thereof in 1996. Holdings has total net operating loss carryforwards of $3,491, of which $343 expire in 2011, $2,408 expire in 2012 and $740 expire in 2013. Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets and, accordingly, no valuation allowance has been recorded for the periods presented.

Everest Re has not provided for U.S. Federal income or foreign withholding taxes on $9,393 of pre-1987 undistributed earnings of non-U.S. subsidiaries, because such earnings are intended to be retained by the foreign subsidiaries indefinitely. If these earnings were distributed, foreign tax credits are available under current law to reduce or eliminate any resulting income tax liability.

The Internal Revenue Service ("IRS") has completed its examinations of The Prudential's tax returns for all years through 1992. As those examinations relate to Everest Re, the IRS has disallowed that portion of the fresh start benefit which relates to 1986 reserve strengthening as defined by the IRS. As a result of conflicting decisions by two U.S. Circuit Courts, the Supreme Court of the United States will consider the issue in reviewing ATLANTIC MUTUAL INSURANCE CO. V. COMMISSIONER to determine whether the Treasury regulation that defines the term "reserve strengthening" is a valid interpretation of the law. The Supreme Court's decision in this case is expected to bring about a uniform resolution of this question. The Company agrees with the petitioner in this case in that the term "reserve strengthening" as used in the statute involves changes in assumptions or methodologies. The Company believes that, because there were no changes in reserving assumptions or methodologies between 1985 and 1986, all increases to reserves in 1986 for which a fresh start benefit was taken are normal reserve additions and, therefore, does not constitute reserve strengthening that is not eligible for the fresh start benefit. If the IRS position prevails, the Company will be required to reimburse The Prudential, thereby incurring an additional charge of approximately $9,445, including the after-tax cost of interest through December 31, 1997.

7.  RETROCESSIONS

The Company utilizes retrocessional (reinsurance) agreements to reduce its exposure to large claims and catastrophic loss occurrences. These agreements provide for recovery from retrocessionaires of a portion of losses and loss expenses under certain circumstances without relieving the insurer of its obligation to the policyholder. Losses and loss adjustment expenses incurred and earned premiums are after deduction for retrocessions. In the event retrocessionaires were unable to meet their obligations under retrocession agreements, the Company would not be able to realize the full value of the reinsurance recoverable balances. The Company may hold partial collateral under these agreements and has never suffered a significant loss because of a retrocessionaire's default. (see Note 1(C) and the following paragraph).

Effective October 5, 1995, Everest Re entered into a stop loss agreement (the "Stop Loss Agreement") with Gibraltar Casualty Company ("Gibraltar") (see Note
8). This agreement, for a premium of $140,000, provides protection against 100% of the first $150,000 of adverse development, if any, and 90% of the next $250,000 of adverse development, if any, of Everest Re's consolidated reserves for losses and uncollectable reinsurance as of June 30, 1995, including allocated loss adjustment expense and incurred but not reported losses, provided that adverse development, if any, relating to catastrophes will be covered only to the extent that the catastrophe event occurred prior to January 1, 1995. All such adverse development is referred to herein as "Adverse Development". Payments will be made to Everest Re under the Stop Loss Agreement as Adverse Development is incurred by Everest Re. The $375,000 aggregate limit under the Stop Loss Agreement will be reduced by an amount equal to the Adverse Development which is not ceded, in accordance with the terms of the Stop Loss Agreement, to Gibraltar (see Note 8A). Coverage under the Stop Loss Agreement terminates on December 31, 2007, or earlier if coverage is exhausted. Through December 31, 1997 and 1996, cessions under the Stop Loss Agreement have aggregated $185,231 and $140,231, respectively.

Written and earned premiums are comprised of the following:


                                                   Years Ended December 31,
                                         --------------------------------------------
                                                 1997            1996            1995
                                         --------------------------------------------
Written premium:
   Direct                                $     75,653    $     59,691    $     16,064
   Assumed                                    999,316         984,340         933,436
   Retroceded                                 (43,827)        (13,497)       (166,309)
                                         --------------------------------------------
   Net written premium                   $  1,031,142    $  1,030,534    $    783,191
                                         ============================================
Earned premium
   Direct                                $     77,784    $     37,963    $     10,784
   Assumed                                  1,012,168         945,698         907,995
   Retroceded                                 (40,105)        (10,050)       (165,458)
                                         --------------------------------------------
   Net earned premium                    $  1,049,847    $    973,611    $    753,321
                                         ============================================



The amounts deducted from losses and loss adjustment expenses incurred for retrocessional recoveries were $109,574, $206,032 and $119,115 for the years ended December 31, 1997, 1996 and 1995, respectively.

8.  TRANSACTIONS WITH FORMER AFFILIATES

A.  INDEMNITY AGREEMENT
On October 5, 1995, Holdings agreed, pursuant to a Standby Capital Contribution Agreement (the "Capital Contribution Agreement"), to make capital contributions ("Capital Contributions") to Everest Re in respect of the first $375,000 of Adverse Development experienced by Everest Re that is not ceded, in accordance with the terms of the Stop Loss Agreement, to Gibraltar. Each Capital Contribution, if any, will equal the amount of such Adverse Development, adjusted to reflect an assumed tax rate of 36%, although the Company's actual tax rate may be greater than or less than 36%. Holdings' obligation to make
Capital Contributions shall be limited to an aggregate maximum amount of $240,000, which amount shall be reduced by 64% of the amount of Adverse Development ceded to Gibraltar under the Stop Loss Agreement.

Also on October 5, 1995, PRUCO agreed to make payments ("Indemnity Payments") to Holdings, pursuant to an Indemnity Agreement (the "PRUCO Indemnity"), in an amount equal to the Capital Contributions at such times as such Capital Contributions, if any, are required to be paid by Holdings to Everest Re. The Capital Contribution Agreement and the PRUCO Indemnity are intended to mitigate the impact of up to the first $375,000 of Adverse Development on the Company's earnings not otherwise covered by the Stop Loss Agreement.

B.  REINSURANCE
The Company engages in reinsurance activities with certain Prudential entities, including Prudential Property and Casualty Insurance Company, Gibraltar, and The Prudential.

The following summarizes the financial statement impact of certain reinsurance transactions with Gibraltar and other former affiliates, while they were affiliated, for the period presented.


                                                                January 1
                                                                  Through
                                                               October 5,
                                                                     1995
                                                               ----------
Income statement:
Premiums earned - assumed
 Gibraltar                                                     $       -
 Other                                                             24,298
Premiums earned - retroceded
 Gibraltar                                                        140,000
Incurred losses and loss
 adjustment expenses - assumed
 Gibraltar                                                         37,877
 Other                                                             13,587
Incurred losses and loss
 adjustment expenses- retroceded
 Gibraltar                                                         27,640
 Other                                                                 16



The Prudential has guaranteed all of Gibraltar's obligations under the Stop Loss Agreement, all of PRUCO's obligations under the PRUCO Indemnity and up to $400,000 of Gibraltar's net obligations that became due after June 30, 1995 under all other reinsurance agreements between Gibraltar and Everest Re. At December 31, 1997, Gibraltar's net obligations under such other reinsurance agreements consisted of the following balances:

Reinsurance receivables from Gibraltar                            $ 304,939
Reserve for losses and loss adjustment
 expenses assumed from Gibraltar                                   (131,305)
Losses in the course of payment assumed
 from Gibraltar                                                      (1,073)
Funds held by Everest Re under reinsurance
 treaties with Gibraltar                                           (103,627)
                                                                  ---------
   Net obligations of Gibraltar                                   $  68,934
                                                                  =========


In addition, since June 30, 1995, Gibraltar has paid $75,931 to Everest Re in respect of such other reinsurance agreements.

C.  EXPENSES
Everest Re has service and lease agreements with The Prudential. Under these agreements, The Prudential has furnished services of its employees, provided supplies, use of equipment and office space, and made payment to third parties for general expenses on behalf of Everest Re. The agreements obligate Everest Re to reimburse The Prudential for disbursements made on Everest Re's behalf and to pay for providing these services. The cost of such services for the period January 1 through October 5, 1995 was $10,789. Everest Re also has a service agreement with Gibraltar pursuant to which Gibraltar manages the run-off of Everest Re's former direct excess insurance operations.

D.  EMPLOYEE RETIREMENT PLAN
The Prudential sponsored a defined benefit pension plan which covered substantially all of the employees of Everest Re through October 6, 1995. The benefits are generally based on average earnings over a period prescribed by the plan and credited length of service. In connection with the IPO, the Company has established its own employee retirement plan which is substantially the same as The Prudential's plan (see also Note 9). In September 1996, The Prudential completed a plan-to-plan asset transfer of $13,270 to fully fund the Company's projected benefit obligations as of the IPO date, plus interest from the IPO date. No pension expense for contributions to the Prudential plan has been charged to Everest Re for the year ended December 31, 1995 because the Prudential plan was subject to the full funding limitation under the IRS guidelines.

E.  POSTRETIREMENT BENEFIT PLANS
The Prudential sponsors postretirement defined benefit plans which provide certain life insurance and health care benefits ("postretirement benefits") for Everest Re's employees eligible to retire at October 6, 1995. The Company is considering establishing its own plan for its employees who were not eligible to retire at October 6, 1995. The expense allocated to the Company for the cost of these benefits incurred by The Prudential was $239 for the period ending October 6, 1995.

F.  CAPITAL CONTRIBUTION
Immediately prior to the IPO, The Prudential paid $140,000 to the Company, of which amount $91,000 was a contribution to capital and $49,000 was a payment in respect of the tax benefit of the premium paid for the Stop Loss Agreement.

9.  PENSION PLAN

The Company has an employee retirement plan under which the benefits are generally based on average earnings over a period prescribed by the plan and credited length of service. The Company has not been required to fund contributions to the pension plan for the years ended December 31, 1997 and 1996 because the Company's plan was subject to the full funding limitation under the IRS guidelines. Pension expense for the Company's plan for the years ended December 31, 1997, 1996 and for the period of October 6, 1995 through December 31, 1995 was $770, $901 and $312, respectively.

The following table summarizes the plan's funded status:


                                                 Years Ended December 31,
                                              ------------------------------
                                                      1997              1996
                                              ------------------------------
Accumulated benefit obligation
 Vested                                       $      8,513     $       7,985
 Non-vested                                          1,681                -
                                              ------------------------------
 Total                                              10,194             7,985
 Additional benefits based on
  estimated future salary levels                     6,921             7,146
                                              ------------------------------
 Projected benefit obligation                       17,115            15,131
Fair value of plan assets                           17,389            14,610
                                              ------------------------------
Unfunded projected benefit
 obligation                                            274              (521)
Unrecognized net loss or (gain)                     (2,257)             (692)
                                              ------------------------------
Unfunded (accrued) or prepaid
 pension cost in the financial
 statements                                   $     (1,983)    $      (1,213)
                                              ==============================


Plan assets are comprised of shares in investment trusts with approximately 70% and 30% of the underlying assets consisting of equity securities and fixed maturities, respectively.

Net periodic pension cost included the following components:


                                                                            October 6
                                                                              Through
                                            Years Ended December 31,     December 31,
                                           ------------------------------------------
                                                1997            1996             1995
                                           ------------------------------------------
Service cost                               $   1,063     $     1,102     $        382
Interest cost                                  1,031             948              328
Actual return on assets                       (2,824)         (1,841)            (638)
Net asset gain during period
 deferred for later recognition                1,510             692              240
Amortization of net gain from
 earlier periods                                 (10)             -                -
                                           ------------------------------------------
Net periodic pension cost                  $     770     $       901     $        312
                                           ==========================================



The weighted average discount rate and rate of compensation increase used to determine the actuarial present value of the projected benefit obligation are 7.0% and 4.5%, respectively. The expected long-term rate of return on plan assets is 9.0%.


10.  DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

A.  DIVIDEND RESTRICTIONS
Delaware law provides that an insurance company which is either an insurance holding company or a member of an insurance holding system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year's statutory annual statement. In addition, no dividend may be paid in excess of unassigned earned surplus. At December 31, 1997, Everest Re had $177,567 available for payment of dividends in 1998 without prior regulatory approval.

B.  STATUTORY FINANCIAL INFORMATION
Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners ("NAIC") and the Delaware Insurance Department.
Prescribed statutory accounting practices are set forth in a variety of publications of the NAIC, as well as state laws, regulations, and general administrative rules. The capital and statutory surplus of Everest Re was $908,766 and $772,691 at December 31, 1997 and 1996, respectively. The statutory net income (loss) of Everest Re was $193,057, $88,517 and $(736) for the years ended December 31, 1997, 1996 and 1995, respectively.

11.  CONTINGENCIES

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

Management believes that these issues are not likely to be resolved in the near future. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. Everest Re establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for Everest Re or its ceding company. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, if coverage under the Stop Loss Agreement is exhausted, could have a material adverse effect on the Company's future financial condition, results of operations and cash flows (see Note 7).

The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the years ended:


                                            1997              1996              1995
                                    ------------------------------------------------
Gross basis
Beginning of reserves               $    423,336     $     428,495     $     445,537
Incurred losses                           83,724            30,028            17,269
Paid losses                              (60,928)          (35,187)          (34,311)
                                    ------------------------------------------------
End of period reserves              $    446,132     $     423,336     $     428,495
                                    ================================================
Net basis
Beginning of reserves               $    199,557     $     185,981     $     203,676
Incurred losses  (1)                       3,490                -                 -
Paid losses  (2)                           9,329            13,576           (17,695)
                                    ------------------------------------------------
End of period reserves              $    212,376     $     199,557     $     185,981
                                    ================================================

--------------
(1)  Net of  $41,178,  $24,196  and  $16,687  ceded  in  1997,  1996  and  1995, respectively, under the incurred loss reimbursement feature of the Stop Loss Agreement.
(2)  Net of  $22,610,  $34,451 and $5,000  ceded paid  losses in 1997,  1996 and
     1995, respectively, under the Stop Loss Agreement.

At December 31, 1997, the gross reserves for asbestos and environmental losses were comprised of $125,937 representing case reserves reported by ceding companies, $51,960 representing additional case reserves established by Everest Re on assumed reinsurance claims, $45,776 representing case reserves established by Everest Re on direct excess insurance claims and $222,459 representing IBNR reserves.

To the extent loss reserves for claims incurred on June 30, 1995 (December 31, 1994 for catastrophe losses) or prior on assumed reinsurance needed to be increased, and were not ceded to unaffiliated reinsurers under existing reinsurance agreements, Everest Re would be entitled to certain reimbursements under the Stop Loss Agreement (see Note 7). To the extent loss reserves on direct excess insurance policies needed to be increased and were not ceded to unaffiliated reinsurers under existing reinsurance agreements, Everest Re would be entitled to 100% protection under a 100% quota share retrocession entered into with Gibraltar in 1986. While there can be no assurance that reserves for and losses from these claims would not increase in the future, management believes that Everest Re's existing reserves and ceded reinsurance arrangements and reimbursements available under the Stop Loss Agreement lessen the probability that such increases, if any, would have a material effect on Everest Re's financial condition, results of operations or cash flows.

Everest Re is also named in various legal proceedings incidental to its normal business activities. In the opinion of Everest Re, none of these proceedings would have a material adverse effect upon the financial condition, results of operations or cash flows of Everest Re.

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior, Everest Re, for a fee, accepted the claim payment obligation of the property and casualty insurer, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, Everest Re would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which Everest Re was contingently liable at December 31, 1997 and 1996 was $140,478 and $136,234, respectively.

Everest Re has purchased annuities from an unaffiliated life insurance company to settle certain claim liabilities of Everest Re. Should the life insurance company become unable to make the annuity payments, Everest Re would be liable. The estimated cost to replace such annuities at December 31, 1997 and 1996 was $9,968 and $9,208, respectively.

12.  STOCK BASED COMPENSATION PLANS

The Company has in place its 1995 Stock Incentive Plan for key employees ("the 1995 Employee Plan") and its 1995 Stock Option Plan for Non-Employee Directors (the "1995 Director Plan") and applies APB Opinion 25 and related interpretations in accounting for these plans. Accordingly, no compensation expense has been recognized in the accompanying financial statements in respect of stock options granted under these plans.

Under the 1995 Employee Plan, a total of 3,949,000 shares of common stock have been authorized to be granted as stock options, stock awards or restricted stock awards to officers and key employees of the Company. At December 31, 1997, there were 2,143,581 remaining shares available to be granted. Under the 1995 Director Plan, a total of 50,000 shares of common stock have been authorized to be granted as stock options to non-employee directors of the Company. At December 31, 1997, there were 37,130 remaining shares available to be granted. Options granted under the 1995 Employee Plan vest at 20% per year over five years and options granted under the 1995 Director Plan vest at 50% per year over two years. All options are exercisable at fair market value of the stock at the date of grant and expire ten years after the date of grant. Restricted stock granted under the 1995 Employee Plan vests, beginning one year after the date of grant, in equal annual installments over five years.

A summary of the status of the Company's stock options as of December 31, 1997, 1996 and 1995 and changes during the years then ended is presented below:


                                                    1997                          1996                             1995
                             ------------------------------------------------------------------------------------------
                                               Weighted-                      Weighted-                       Weighted-
                                                 Average                        Average                         Average
                                 Shares   Exercise Price        Shares   Exercise Price        Shares    Exercise Price
                             ------------------------------------------------------------------------------------------
Outstanding, beginning of
 year                           732,570     $      19.72       459,700     $     16.93             -      $          xx
Granted                         339,250            39.13       286,270           24.10        459,700             16.93
Exercised                        11,100            16.75         3,800           16.75             -                 xx
Forfeited                        61,700            19.00         9,600           18.25             -                 xx
                             ----------                     ----------                     ----------
Outstanding, end of
 year                           999,020     $      26.39       732,570     $     19.72        459,700     $       16.93
                             ==========                     ==========                     ==========
Options exercisable at
 year-end                       215,313                         91,496                             -
                             ==========                     ==========                     ==========
Weighted-average fair
 value of options
 granted during the
 year                                       $      18.37                   $     11.55                    $        7.92
                                            ============                   ===========                    =============


The following table summarizes information about stock options outstanding at December 31, 1997:


                                                                                       Options
                                Options Outstanding                                Exercisable
                          ---------------------------------------------------------------------------------------
                                                   Weighted-
                               Number                Average        Weighted-           Number          Weighted-
Range of                  Outstanding              Remaining          Average      Exercisable            Average
Exercise Prices           at 12/31/97       Contractual Life   Exercise Price      at 12/31/97     Exercise Price
-----------------------------------------------------------------------------------------------------------------
$16.75 to $20.94              394,800              7.8 years   $        16.96          157,380     $        16.96
 22.56 to  26.63              264,970              8.7                  24.11           57,933              24.04
$33.00 to $39.16              339,250              9.7                  39.13               -                 -
                          -----------                                              -----------
                              999,020              8.7         $        26.39          215,313     $        18.87
                          ===========                                              ===========


In conjunction with its 1995 initial public offering, the Company issued to certain key employees of the Company 746,269 shares of stock and 46,600 restricted shares of stock, respectively. In 1997, an additional 11,500 restricted shares of stock were issued to certain key employees of the Company, while 6,400 restricted shares were forfeited. In 1995, the Company expensed $12,500 in recognition of the unrestricted stock awards. Upon issuance of restricted shares, unearned compensation is charged to stockholder's equity for the cost of the restricted stock and is amortized over the vesting period. The amount of earned compensation recognized as expense with respect to restricted stock awards was $203, $318 and $89 for 1997, 1996 and 1995, respectively. The Company acquired 30,887 shares of its common stock at a cost of $846 in 1997 and, pursuant to the 1995 Employee Plan, 306,396 shares of its common stock at a cost of $7,220 in 1996, primarily from the Company's Chief Executive Officer, to fund required withholding taxes. Also, the Company recorded contributions to paid in capital representing the tax benefits attributable to the difference between the amount of compensation expense deductible for tax purposes with respect to stock awards and the amount of such compensation expense reflected in the Company's financial statements.

Had the compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                 1997           1996           1995
                                                            ---------------------------------------
Net Income                         As reported              $ 154,955      $ 112,027      $     747
                                   Pro forma                $ 153,492      $ 110,850      $     514
Earnings per share - basic         As reported              $    3.07      $    2.22      $    0.01
                                   Pro forma                $    3.04      $    2.19      $    0.01
Earnings per share - diluted       As reported              $    3.05      $    2.21      $    0.01
                                   Pro forma                $    3.02      $    2.19      $    0.01


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yields ranging from 0.5% to 0.7%, (ii) expected volatility ranging from 32.86% to 34.33%, (iii) risk-free interest rates ranging from a low of 5.90% to a high of 7.01%, and (iv) expected life of 7.5 years.

In addition to the 1995 Employee Plan and 1995 Director Plan, the Company transferred during 1997 a total of 3,685 shares of treasury stock having an aggregate value of $131 to its non-employee directors as compensation for their service as directors.

13.  SEGMENT INFORMATION

Everest Re's principal business is reinsuring property and casualty risks of domestic and foreign insurance companies. The following table provides summary financial information by geographic region for the periods disclosed.


                                               Years Ended December 31,
                                    --------------------------------------------
                                            1997            1996            1995
                                    --------------------------------------------
Premiums earned:
 Domestic                           $    696,645    $    655,097     $   565,540
 Canada                                   59,420          63,615          57,133
 Other international                     293,782         254,899         270,648
 Premium for Stop Loss
  Agreement                                   -               -         (140,000)
                                    --------------------------------------------

Total premiums earned               $  1,049,847    $    973,611     $   753,321
                                    ============================================
Net income (loss):
 Domestic                           $    115,728    $     70,978     $    37,305
 Canada                                   15,223           8,548          17,774
 Other international                      24,004          32,501          45,341
 After-tax cost of Stop Loss
  Agreement and compensation
  related to public offering                  -               -          (99,673)
                                    --------------------------------------------
Total net income                    $    154,955    $    112,027     $       747
                                    ============================================

                                                             December 31,
                                                    ----------------------------
                                                            1997            1996
                                                    ----------------------------
Total identifiable assets:
 Domestic                                           $  4,714,134     $ 4,204,570
 Canada                                                  303,162         303,369
 Other international                                     520,724         539,828
                                                    ----------------------------
Total identifiable assets                           $  5,538,020     $ 5,047,767
                                                    ============================


Approximately 19.3%, 15.9% and 6.3% of the Company's gross premiums written in 1997, 1996 and 1995, respectively, were sourced through one intermediary. The increase is principally attributable to acquisitions made by this intermediary during the three year period.

14.  UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data were as follows:


                                                      1st          2nd          3rd          4th
                                                  Quarter      Quarter      Quarter      Quarter
                                                ------------------------------------------------
1997 OPERATING DATA:
 Gross written premium                          $ 246,011    $ 253,233    $ 285,796    $ 289,928
 Net written premium                              233,811      246,072      275,915      275,344
 Earned premium                                   230,443      247,515      271,520      300,368
 Net investment income                             54,042       57,368       57,917       59,219
 Net realized capital gain (loss)                    (199)      13,410        2,722          (17)
 Incurred losses and LAE                          166,841      180,191      204,234      214,155
 Underwriting expenses                             74,754       78,237       76,677       96,799
 Underwriting loss                                (11,152)     (10,913)      (9,391)     (10,586)
 Net income (loss)                              $  34,464    $  44,338    $  38,432      $37,721
                                                ================================================

 Weighted average basic shares
  outstanding (000's)                              50,490       50,469       50,466       50,479
 Net income per common share - basic            $    0.68    $    0.88    $    0.76    $    0.75
 Weighted average diluted shares
  outstanding (000's)                              50,725       50,738       50,791       50,807
 Net income per common share - diluted          $    0.68    $    0.87    $    0.76    $    0.74


1996 OPERATING DATA:
 Gross written premium                          $ 229,963    $ 247,392    $ 282,399    $ 284,277
 Net written premium                              218,743      235,914      275,009      300,868
 Earned premium                                   210,269      218,806      245,341      299,195
 Net investment income                             44,768       46,261       49,467       51,405
 Net realized capital gain (loss)                   3,812        3,672       (6,505)       4,716
 Incurred losses and LAE                          155,125      161,430      179,856      219,622
 Underwriting expenses                             68,350       69,846       79,152       92,120
 Underwriting loss                                (13,206)     (12,470)     (13,667)     (12,547)
 Net income (loss)                              $  27,751    $  28,739    $  23,219    $  32,318
                                                ================================================

 Weighted average basic shares
  outstanding (000's)                              50,793       50,497       50,487       50,488
 Net income per common share - basic            $    0.55    $    0.57    $    0.46    $    0.64
 Weighted average diluted shares
  outstanding (000's)                              50,909       50,627       50,630       50,676
 Net income per common share - diluted          $    0.55    $    0.57    $    0.46    $    0.64



EVEREST REINSURANCE HOLDINGS, INC.

SCHEDULE I - SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 1997


Column A                               Column B      Column C        Column D
-----------------------------------------------------------------------------
                                                                       Amount
                                                                     Shown in
                                                       Market         Balance
(Dollars in thousands)                     Cost         Value           Sheet
                                     ----------------------------------------
Fixed maturities-
 available for sale
 Bonds:
  U.S. Government and
   government agencies               $  144,079    $  147,069      $  147,069
  State, municipalities
   and political
   subdivisions                       1,610,190     1,722,108       1,722,108
  Foreign debt
   securities (1)                       489,168       523,075         523,075
  Public utilities                       48,479        50,727          50,727
  All other corporate bonds             835,434       871,943         871,943
 Mortgage pass-through
  securities                            521,048       541,550         541,550
 Redeemable preferred stock               9,972        10,388          10,388
                                     ----------------------------------------
Total fixed maturities-
 available for sale                   3,658,370     3,866,860       3,866,860
Equity securities                       120,510       158,784         158,784
Short-term investments                   75,244        75,244          75,244
Other invested assets                    10,848        10,848          10,848
Cash                                     51,578        51,578          51,578
                                     ----------------------------------------
Total investments and cash           $3,916,550    $4,163,314      $4,163,314
                                     ========================================

---------------
(1) At December 31, 1997, foreign debt securities at amortized cost are comprised of $232,815 and $256,353 in foreign government securities and foreign corporate bonds, respectively. At December 31, 1997, foreign debt securities at market value are comprised of $253,298 and $269,777 in foreign government securities and foreign corporate bonds, respectively.


EVEREST REINSURANCE HOLDINGS, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEET


                                                           December 31,
                                             ----------------------------------------
(Dollars in thousands,                                    1997                   1996
 except par value per share)                 ----------------------------------------
ASSETS
 Cash                                                      -                      -
 Investment in subsidiaries, at
  equity in the underlying net
  assets                                     $       1,301,913      $       1,080,131
 Receivable from affiliate                               5,731                  3,431
 Current tax receivable                                    -                    2,918
 Deferred tax asset                                      1,688                  1,688
                                             ----------------------------------------
  Total assets                               $       1,309,332      $       1,088,168
                                             ========================================
LIABILITIES
 Other liabilities                           $           1,849      $           2,145
                                             ----------------------------------------

STOCKHOLDERS' EQUITY
 Preferred stock, par value:
  $0.01;  50 million shares authorized;
  no shares issued and outstanding                         -                      -
 Common stock, par value:  $0.01;
  200 million shares authorized;
  50.8 shares issued                                       508                    508
 Paid-in capital                                       389,876                389,196
 Unearned compensation                                    (514)                  (374)
 Net unrealized appreciation of
  investments, net of deferred
  income taxes                                         160,397                 77,766
 Cumulative foreign currency
  translation adjustment, net of
  deferred income taxes                                 (8,078)                  (354)
 Treasury stock, at cost; 0.3 million
  shares                                                (8,086)                (7,220)
 Retained earnings                                     773,380                626,501
                                             ----------------------------------------
  Total stockholders' equity                         1,307,483              1,086,023
                                             ----------------------------------------
     Total liabilities and stockholders'
      equity                                 $       1,309,332      $       1,088,168
                                             ========================================


See notes to consolidated financial statements.


EVEREST REINSURANCE HOLDINGS, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENT OF OPERATIONS


                                          For Years Ended December 31,
                                --------------------------------------------------
(Dollars in thousands)                    1997              1996              1995
                                --------------------------------------------------
REVENUES
Dividends received
 from subsidiary                $        9,270     $      17,924     $      13,722
Equity in undistributed
 net income (loss) of
 subsidiary                            146,970            95,242            (9,956)
                                --------------------------------------------------
       Total revenues                  156,240           113,166             3,766
                                --------------------------------------------------

EXPENSES
 Other expenses                            943             1,752             4,612
                                --------------------------------------------------
Income (loss) before
 taxes                                 155,297           111,414              (846)
Income tax (benefit)                       342              (613)           (1,593)
                                --------------------------------------------------
       Net income               $      154,955     $     112,027     $         747
                                ==================================================

See notes to consolidated financial statements.


EVEREST REINSURANCE HOLDINGS, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENT OF CASHFLOWS


                                                    For Years Ended December 31,
                                         -------------------------------------------------
(Dollars in thousands)                             1997              1996             1995
                                         -------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net income                               $      154,955     $     112,027    $         747
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
   Equity in undistributed
    (earnings) loss of
    subsidiaries                               (146,970)          (95,242)           9,956
   (Decrease) in other
    liabilities                                    (296)             (364)          (4,586)
   Decrease (increase) in
    current tax receivable                        2,918              (972)          (1,151)
   (Increase) in receivable
    from affiliates                              (2,300)           (3,431)              -
   Non-cash compensation                            203               407            2,500
                                         -------------------------------------------------
Net cash provided by
 operating activities                             8,510            12,425            7,466

CASH FLOWS FROM INVESTING
 ACTIVITIES
Additional investment in
 subsidiaries                                      (248)               -                -

CASH FLOWS FROM FINANCING
 ACTIVITIES
Purchase of treasury stock                         (822)           (7,220)              -
Common stock issued during
 the period                                         636               420               -
Dividends paid to stockholders                   (8,076)           (6,067)          (7,024)
                                         -------------------------------------------------
Net cash used in financing
 activities                                      (8,262)          (12,867)          (7,024)

Net increase in cash                                 -               (442)             442
Cash, beginning of period                            -                442               -
                                         -------------------------------------------------
Cash, end of period                      $           -      $          -     $         442
                                         =================================================

SUPPLEMENTAL CASH FLOW
 INFORMATION
Cash transaction:
Income tax received                                  -                 -     $         442
Non-cash operating
 transactions:
Dividends received from
 subsidiary in the form of
 forgiveness of liabilities              $        1,536     $       1,767            6,698
Non-cash financing transaction:
Issuance of common stock in
 connection with public offering.                    -                 -     $      12,500


See notes to consolidated financial statements.


EVEREST REINSURANCE HOLDINGS, INC.

SCHEDULE III -
SUPPLEMENTARY INSURANCE INFORMATION


(Dollars in thousands)
       Column A        Column B      Column C   Column D    Column F   Column G      Column H      Column I   Column J    Column K
----------------------------------------------------------------------------------------------------------------------------------
                                      Reserve
                                   for Losses                                        Incurred  Amortization
                       Deferred      and Loss   Unearned                    Net Loss and Loss   of Deferred      Other
                    Acquisition    Adjustment    Premium      Earned Investment    Adjustment   Acquisition  Operating     Written
       SEGMENT            Costs      Expenses   Reserves     Premium     Income      Expenses         Costs   Expenses     Premium
----------------------------------------------------------------------------------------------------------------------------------
December 31, 1997
Domestic               $ 56,747    $2,914,616  $ 244,335  $  696,645  $ 175,053    $  514,021  $    185,885  $  38,267  $  695,211
Canada                    7,030       144,070     22,422      59,420     20,889        38,145        16,129      4,124      56,392
Other international      18,555       379,132     70,626     293,782     32,604       213,255        68,591     13,472     279,539
                       -----------------------------------------------------------------------------------------------------------
  Total                $ 82,332    $3,437,818  $ 337,383  $1,049,847  $ 228,546    $  765,421  $    270,605  $  55,863  $1,031,142
                       ===========================================================================================================

December 31, 1996
Domestic               $ 56,676    $2,751,282  $ 242,654  $  655,097  $ 143,301    $  508,247  $    175,241  $  43,738  $  694,053
Canada                    7,640       142,346     25,835      63,615     17,489        37,896        15,731      2,299      65,030
Other international      19,807       353,230     87,419     254,899     31,111       169,890        61,956     10,503     271,451
                       -----------------------------------------------------------------------------------------------------------
  Total                $ 84,123    $3,246,858  $ 355,908  $  973,611  $ 191,901    $  716,033  $    252,928  $  56,540  $1,030,534
                       ===========================================================================================================

December 31, 1995
Domestic               $ 55,743     $2,504,947  $ 200,886  $  565,540  $ 125,676   $  474,864  $    151,187  $  60,673  $  590,717
Canada                    7,716        133,559     24,456      57,133     16,112       35,571        11,650      2,515      64,064
Other international      16,560        330,835     68,949     270,648     24,235      164,261        63,982     10,729     268,410
Premium for Stop Loss
 Agreement                  -              -          -      (140,000)       -            -             -          -      (140,000)
                       -----------------------------------------------------------------------------------------------------------
  Total                $ 80,019     $2,969,341  $ 294,291  $  753,321  $ 166,023   $  674,696  $    226,819  $  73,917  $  783,191
                       ===========================================================================================================



EVEREST REINSURANCE HOLDINGS, INC.

SCHEDULE IV - REINSURANCE


       Column A                 Column B           Column C           Column D        Column E        Column F
--------------------------------------------------------------------------------------------------------------

                                   Gross           Ceded To       Assumed From             Net      Assumed to
(Dollars in thousands)            Amount    Other Companies    Other Companies          Amount             Net
                            ----------------------------------------------------------------------------------
December 31, 1997
Total property and
 liability insurance
 earned premium             $     77,784    $        40,105    $     1,012,168    $  1,049,847           96.4%
December 31, 1996
Total property and
 liability insurance
 earned premium             $     37,963    $        10,050    $       945,698    $    973,611           97.1%
December 31, 1995
Total property and
 liability insurance
 earned premium             $     10,784    $       165,458    $       907,995    $    753,321          120.5%




INDEX TO EXHIBITS


Exhibit
No.
-----------


      3.1     Certificate of Incorporation  of  Everest  Reinsurance   Holdings,
              Inc., incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (No. 333-05771)

      3.2 By-Laws (as amended and restated) of Everest Reinsurance Holdings, Inc., filed herewith

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

     10.5 Sublease, effective as of February 1, 1997 between The Prudential Insurance Company of America and Everest Reinsurance Company, incorporated herein by reference to Exhibit 10.5 to the 1996 10-K

    *10.6 Everest Reinsurance Holdings, Inc. 1995 Stock Option Plan for Non-Employee Directors, incorporated herein by reference to
              Exhibit 4.3 to the Registration Statement on Form S-8 (No. 333-05771)

    *10.7 Amended and Restated Employment Agreement between Everest Reinsurance Company and Joseph V. Taranto, incorporated herein by reference to Exhibit 10.50 to the Registration Statement on Form S-1 (No. 33-71652)

    *10.8 Resolution adopted by the Compensation Committee of Everest Reinsurance Holdings, Inc. on February 24, 1997 establishing a Chief Executive Officer's Bonus Plan filed herewith

     10.9 Standby Capital Contribution Agreement between Everest Reinsurance Holdings, Inc. and Everest Reinsurance Company, incorporated herein by reference to Exhibit 10.69 to the Registration Statement on Form S-1 (No. 33-71652)

     10.10 Indemnification Agreement between PRUCO, Inc. and Everest Reinsurance Holdings, Inc., incorporated herein by reference to
              Exhibit 10.70 to the Registration Statement on Form S-1 (No. 33-71652)

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

    *10.17 Form of Stock Option Agreement (Version 1) to be entered into between Everest Reinsurance Holdings, Inc. and participants in the 1995 Stock Option Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.17 to the 1995 10-K

    *10.18 Form of Stock Option Agreement (Version 2) to be entered into between Everest Reinsurance Holdings, Inc. and participants in the 1995 Stock Option Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.18 to the 1995 10-K

     10.19 Credit agreement between Everest Reinsurance Holdings, Inc. and First Union National Bank dated June 16, 1997 providing for a $50 million revolving credit facility, incorporated herein by reference to Exhibit 10.19 to the Form 8-K filed on June 24, 1997

    *10.20    Deferred Compensation Plan for certain United States  employees of
              Everest  Reinsurance   Holdings,   Inc.  and   its   participating
              subsidiaries  filed herewith.

     11.1     Statement regarding computation of per share earnings

     16.1     Letter  from  Deloitte  &  Touche  LLP,  dated  August  8,   1996,
              incorporated herein by reference to Exhibit 16 to the Form 8-K filed on August 9, 1996

     21.1     Subsidiaries of the registrant filed herewith

     23.1     Consent of Deloitte & Touche LLP filed herewith

     23.2     Consent of Coopers & Lybrand L.L.P. filed herewith

     27.1     Financial Data Schedule filed herein



--------------------------
* Management contract or compensatory plan or arrangement.