Form 10-Q
period 1998-03-31
EVEREST REINSURANCE HOLDINGS INC
filed 1998-05-06
CIK 914748

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                  Commission File Number:
    MARCH 31, 1998                                              1-13816
----------------------                                  -----------------------

                       EVEREST REINSURANCE HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




        DELAWARE                                            22-3263609
------------------------                           ----------------------------
 (State or other juris-                            (IRS Employer Identification
diction of incorporation                                      Number)
    or organization)

                            WESTGATE CORPORATE CENTER
                      LIBERTY CORNER, NEW JERSEY 07938-0830
                      -------------------------------------
                                 (908) 604-3000
                      -------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                           YES    X                  NO
                                -----                     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                   Number of Shares Outstanding
                  Class                                   at May 5, 1998
                  -----                            ----------------------------

      COMMON STOCK,  $.01 PAR VALUE                         50,485,551

                       EVEREST REINSURANCE HOLDINGS, INC.

                               INDEX TO FORM 10-Q

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------

                                                                          PAGE
ITEM 1.  FINANCIAL STATEMENTS                                             ----
         --------------------

         Consolidated Balance Sheets at March 31, 1998
          (unaudited) and December 31, 1997                                  3

         Consolidated Statements of Operations for the
          three months ended March 31, 1998 and 1997
          (unaudited)                                                        4

         Consolidated Statements of Changes in
          Stockholders' Equity for the three months ended
          March 31, 1998 and 1997  (unaudited)                               5

         Consolidated Statements of Cash Flows for the
          three months ended March 31, 1998 and 1997
          (unaudited)                                                        6

         Notes to Consolidated Interim Financial Statements                  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS                               12
          -----------------------------------

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
         ---------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                  None
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         -------------------------------------------
          HOLDERS                                                         None
          -------

ITEM 5.  OTHER INFORMATION                                                None
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   15
         --------------------------------

PART I - ITEM 1

                       EVEREST REINSURANCE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except par value per share)


                                               March 31,               December 31,
                                            ---------------          ---------------
ASSETS:                                           1998                     1997
                                            ---------------          ---------------
                                              (unaudited)
Fixed maturities - available for
 sale, at market value (amortized
 cost: 1998, $3,768,393; 1997,
 $3,658,370)                                $     3,973,775          $     3,866,860
Equity securities, at market value
 (cost: 1998, $120,912; 1997,
 $120,510)                                          178,205                  158,784
Short-term investments                              104,927                   75,244
Other invested assets                                 9,270                   10,848
Cash                                                 38,684                   51,578
                                            ---------------          ---------------
  Total investments and cash                      4,304,861                4,163,314

Accrued investment income                            61,615                   60,424
Premiums receivable                                 264,705                  256,191
Reinsurance receivables                             688,100                  692,473
Funds held by reinsureds                            189,341                  186,454
Deferred acquisition costs                           81,460                   82,332
Prepaid reinsurance premiums                          8,493                    8,980
Deferred tax asset                                   69,726                   74,434
Other assets                                         17,383                   13,418
                                            ---------------          ---------------
TOTAL ASSETS                                $     5,685,684          $     5,538,020
                                            ===============          ===============

LIABILITIES:
Reserve for losses and adjustment
 expenses                                   $     3,478,340          $     3,437,818
Unearned premium reserve                            338,522                  337,383
Funds held under reinsurance treaties               199,149                  190,639
Losses in the course of payment                      47,144                   55,969
Contingent commissions                               98,662                  100,027
Other net payable to reinsurers                       9,208                   13,231
Current federal income taxes                         19,532                   13,567
Other liabilities                                   138,848                   81,903
                                            ---------------          ---------------
  Total liabilities                               4,329,405                4,230,537
                                            ---------------          ---------------


STOCKHOLDERS' EQUITY:
Preferred stock, par value: $0.01;
 50 million shares authorized;
 no shares issued and outstanding                       -                        -
Common stock, par value: $0.01;
 200 million shares authorized;
 50.8 million shares issued                             508                      508
Additional paid-in capital                          389,928                  389,876
Unearned compensation                                  (436)                    (514)
Accumulated other comprehensive
 income, net of deferred income
 taxes                                              163,683                  152,319
Retained earnings                                   810,657                  773,380
Treasury stock, at cost; 0.3 million
 shares                                              (8,061)                  (8,086)
                                            ---------------          ---------------
  Total stockholders' equity                      1,356,279                1,307,483
                                            ---------------          ---------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                     $     5,685,684          $     5,538,020
                                            ===============          ===============



The  accompanying  notes  are an  integral  part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)



                                                               Three Months Ended
                                                                   March 31,
                                                        ---------------------------------
                                                            1998                 1997
                                                        ------------         ------------
                                                                   (unaudited)
REVENUES:
Premiums earned                                         $    241,336         $    230,443
Net investment income                                         60,013               54,042
Net realized capital loss                                        (17)                (199)
Other income                                                   1,546                3,234
                                                        ------------         ------------
Total revenues                                               302,878              287,520
                                                        ------------         ------------

CLAIMS AND EXPENSES:
Incurred loss and loss adjustment expenses                   178,592              166,841
Commission, brokerage, taxes and fees                         60,437               62,015
Other underwriting expenses                                   11,824               12,739
                                                        ------------         ------------
Total claims and expenses                                    250,853              241,595
                                                        ------------         ------------

INCOME BEFORE TAXES                                           52,025               45,925

Income tax                                                    12,224               11,461
                                                        ------------         ------------

NET INCOME                                              $     39,801         $     34,464
                                                        ============         ============


Other comprehensive income/(loss), net of tax                 11,364              (45,844)
                                                        ------------         ------------

COMPREHENSIVE INCOME/(LOSS)                             $     51,165         $    (11,380)
                                                        ============         ============


PER SHARE DATA:
  Average shares outstanding (000's)                          50,481               50,490
  Net income per common share - basic                   $       0.79         $       0.68
                                                        ============         ============


  Average diluted shares outstanding (000's)                  50,800               50,725
  Net income per common share - diluted                 $       0.78         $       0.68
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

                       EVEREST REINSURANCE HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                (Dollars in thousands, except per share amounts)



                                                        Three Months Ended
                                                             March 31,
                                                ----------------------------------
                                                    1998                  1997
                                                -------------         ------------
                                                            (unaudited)
COMMON STOCK (SHARES OUTSTANDING):
Balance, beginning of period                       50,479,271           50,490,273
Issued during the period                                2,000                  400
Treasury stock reissued during period                   1,055                  -
                                                -------------         ------------
Balance, end of period                             50,482,326           50,490,673
                                                =============         ============



COMMON STOCK (PAR VALUE):
Balance, beginning of period                    $         508         $        508
Issued during the period                                  -                    -
                                                -------------         ------------
Balance, end of period                                    508                  508
                                                -------------         ------------


ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period                          389,876              389,196
Common stock issued during the period                      33                    6
Treasury stock reissued during period                      19                  -
                                                -------------         ------------
Balance, end of period                                389,928              389,202
                                                -------------         ------------


UNEARNED COMPENSATION:
Balance, beginning of period                             (514)                (374)
Net increase during the period                             78                   50
                                                -------------         ------------
Balance, end of period                                   (436)                (324)
                                                -------------         ------------


ACCUMULATED OTHER COMPREHENSIVE INCOME,
 NET OF DEFERRED INCOME TAXES:
Balance, beginning of period                          152,319               77,412
Net increase (decrease) during the period              11,364              (45,844)
                                                -------------         ------------
Balance, end of period                                163,683               31,568
                                                -------------         ------------


RETAINED EARNINGS:
Balance, beginning of period                          773,380              626,501
Net income                                             39,801               34,464
Dividends declared ($0.05 per share
 in 1998 and $0.04 per share in 1997)                  (2,524)              (2,020)
                                                -------------         ------------
Balance, end of period                                810,657              658,945
                                                -------------         ------------


TREASURY STOCK AT COST:
Balance, beginning of period                           (8,086)              (7,220)
Treasury stock reissued during period                      25                  -
                                                -------------         ------------
Balance, end of period                                 (8,061)              (7,220)
                                                -------------         ------------

TOTAL STOCKHOLDERS' EQUITY, END OF PERIOD       $   1,356,279         $  1,072,679
                                                =============         ============


The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                         Three Months Ended
                                                              March 31,
                                                    -----------------------------
                                                        1998             1997
                                                    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:                        (unaudited)
Net income                                          $     39,801     $     34,464
    Adjustments to reconcile net income to
     net cash  provided  by  operating
     activities:
      (Increase) in premiums receivable                   (8,672)         (28,549)
      Decrease in funds held by reinsureds,
       net                                                 5,231           16,776
      Decrease in reinsurance receivables                  4,486           19,104
      (Increase) in deferred tax asset                    (1,955)          (3,905)
      Increase in reserve for losses and loss
       adjustment expenses                                41,021           34,812
      Increase in unearned premiums                        1,036            6,730
      (Increase) decrease in other assets and
       liabilities                                       (10,813)           6,760
      Non cash compensation expense                           78               50
      Accrual of bond discount/amortization
       of bond premium                                       (73)            (347)
      Realized capital losses                                 17              199
                                                    ------------     ------------

Net cash provided by operating activities                 70,157           86,094
                                                    ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called
 - held to maturity                                          -              2,155
Proceeds from fixed maturities matured/called
 - available for sale                                     29,983           60,394
Proceeds from fixed maturities sold -
 available for sale                                       53,159          133,562
Proceeds from equity securities sold                       2,660           10,379
Proceeds from other invested assets sold                   1,314              -
Cost of fixed maturities acquired - available
 for sale                                               (192,560)        (285,674)
Cost of equity securities acquired                        (1,409)         (13,326)
Cost of other invested assets acquired                      (295)          (1,495)
Net (purchases) of short-term securities                 (32,070)          (1,611)
Net increase in unsettled securities
 transactions                                             28,892           11,379
                                                    ------------     ------------

Net cash used in investing activities                   (110,326)         (84,237)
                                                    ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                    44              -
Common stock issued during the period                         33                6
Dividends paid to stockholders                            (2,524)          (2,020)
Net increase in collateral for loaned
 securities                                               27,898              -
                                                    ------------     ------------

Net cash provided by (used in) financing
 activities                                               25,451           (2,014)
                                                    ------------     ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                    1,824           (7,155)
                                                    ------------     ------------

Net (decrease) in cash                                   (12,894)          (7,312)

Cash, beginning of period                                 51,578           52,595
                                                    ------------     ------------
Cash, end of period                                 $     38,684     $     45,283
                                                    ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION
CASH TRANSACTIONS:
Income taxes paid, net                              $      7,744     $     19,211
NON-CASH FINANCING TRANSACTION:
Issuance of common stock in connection
 with public offering                               $         78     $         50



The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

1.  GENERAL

The consolidated financial statements of Everest Reinsurance Holdings, Inc. (the "Company") for the three months ended March 31, 1998 and 1997 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of results on an interim basis. Certain financial information which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been omitted since it is not required for interim reporting purposes. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 1997, 1996 and 1995.


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

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

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

The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the three months ended March 31, 1998 and 1997:


                                                     Three Months Ended
                                                          March 31,

                                                    1998           1997
                                                 ----------     -----------

Gross Basis:
Beginning of period reserves                     $  446,132     $   423,336
Incurred losses                                      27,895          11,198
Paid losses                                          (4,361)         (5,849)
                                                 ----------     -----------

End of period reserves                           $  469,666     $   428,685
                                                 ==========     ===========


Net Basis:
Beginning of period reserves                     $  212,376     $   199,557
Incurred losses                                       2,222             -
Paid losses                                          17,779           2,328
                                                 ----------     -----------

End of period reserves                           $  232,377     $   201,885
                                                 ==========     ===========

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

At March 31, 1998, the gross reserves for asbestos and environmental losses were comprised of $125,122 representing case reserves reported by ceding companies, $50,426 representing additional case reserves established by the Company on assumed reinsurance claims, $45,405 representing case reserves established by the Company on direct excess insurance claims and $248,713 representing IBNR reserves. To the extent loss reserves on assumed reinsurance need to be increased and were not ceded to unaffiliated reinsurers under existing reinsurance agreements, the Company would be entitled to certain reimbursements under the Stop Loss Agreement. To the extent loss reserves on direct excess insurance policies needed to be increased and were not ceded to unaffiliated reinsurers under existing reinsurance agreements, the Company would be entitled to 100% protection from Gibraltar under a retrocessional agreement in place since 1986. While there can be no assurance that reserves for and losses from these claims would not increase in the future, management believes that the Company's existing reserves and ceded reinsurance arrangements, including reimbursements available under the Stop Loss Agreement, lessen the probability that such increases, if any, would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

The Company is also named in various legal proceedings incidental to its normal business activities. In the opinion of management, none of these proceedings is likely to have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior, the Company, for a fee, accepted the claim payment obligation of the property and casualty insurer, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at March 31, 1998 was $140,127.

The Company has purchased annuities from an unaffiliated life insurance company to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable. The estimated cost to replace such annuities at March 31, 1998 was $10,167.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

3.  EARNINGS PER SHARE

Net income per common share has been computed as follows (Shares in thousands, except per share amounts):


                                                      Three Months Ended
                                                           March 31,

                                                     1998             1997
                                                   --------         --------

Net income (numerator)                             $ 39,801         $ 34,464
                                                   ========         ========

Weighted average common and effect of
 dilutive shares used in the computation
 of net income per share:
  Average shares outstanding-basic
   (denominator)                                     50,481           50,490
  Effect of dilutive shares                             319              235
                                                   --------         --------
  Average shares outstanding-diluted
   (denominator)                                     50,800           50,725

Net income per common share:
  Basic                                            $   0.79         $   0.68
  Diluted                                              0.78             0.68


Options to purchase 340,750 shares of common stock were outstanding as of March 31, 1998, but were not included in the computation of diluted earnings per share for the three month period ended on that date, because the options' exercise price was greater than the average market price of the common shares during the period. All options outstanding as of March 31, 1997 were included in the computation of diluted earnings per share for the three month period ended on that date.


4.  CHANGES IN ACCOUNTING PRINCIPLES

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This statement requires an enterprise to present items of other comprehensive income in a financial statement and to disclose accumulated balances of other comprehensive income in the equity section of a financial statement. The additional required presentation has been provided in the interim consolidated financial statements for the current period as well as earlier periods. The Company's components of other comprehensive income include unrealized gains and losses on investments

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)


and foreign currency translation adjustments. As those items were previously presented as direct charges or credits to the Company's stockholders' equity, the only impact of adopting this standard is to reflect an additional presentation of those items.

The Company's other comprehensive income is comprised as follows:

                                                        Three Months Ended
                                                             March 31,

                                                        1998            1997
                                                     ----------      ----------

Net unrealized appreciation (depreciation) of
 investments, net of deferred income taxes           $   10,342      $  (41,532)
Cumulative translation adjustments, net of
 deferred income taxes                                    1,022          (4,312)
                                                     ----------      ----------
Other comprehensive income/(loss), net
 of deferred income taxes                            $   11,364      $  (45,844)
                                                     ==========      ==========


5.  NEW ACCOUNTING STANDARDS

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis and eliminates certain disclosures. This statement is effective for fiscal years beginning after December 15, 1997. When adopted, the additional required disclosures will be provided for earlier periods.


6.  INCOME TAXES

On April 21, 1998, the Supreme Court issued its decision in ATLANTIC MUTUAL V. COMMISSIONER, upholding the Internal Revenue Service's position regarding the computation of the fresh start benefit which relates to 1986 reserve strengthening. Management believes that the Company has adequate provisions for tax contingencies and, as a result, this decision will not materially impact the Company's financial statements.

PART I - ITEM 2


                       EVEREST REINSURANCE HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

  PREMIUMS. Gross premiums written increased 2.8% to $253.0 million in the three months ended March 31, 1998 from $246.0 million in the three months ended March 31, 1997, as the Company continued to maintain a cautious approach to the increasingly competitive market conditions. Factors contributing to this increase included a 40.5% increase (to $80.5 million) in U.S. broker treaty operations, primarily attributable to the expansion of lines of business where the Company's participation has historically been limited and a 17.1% increase (to $53.1 million) in U.S. direct treaty reinsurance and insurance operations, largely attributable to growth in primary insurance written through Everest National. The increases were partially offset by a 26.3% decrease (to $15.7 million) in U.S. facultative operations, a 20.0% decrease (to $29.3 million) in marine, aviation and surety premiums and a 12.9% decrease (to $74.3 million) in international operations reflecting the competitive conditions in these markets.

  Ceded premiums decreased 15.4% to $10.3 million in the three months ended March 31, 1998 from $12.2 million in the three months ended March 31, 1997. This decrease was principally attributable to reduced common account retrocessions by ceding sources.

  Net premiums written increased by 3.8% to $242.7 million in the three months ended March 31, 1998 from $233.8 million in the three months ended March 31, 1997 reflecting the increases in gross premiums written and the decreases in ceded premiums.

  REVENUES. Net premiums earned increased by 4.7% to $241.3 million in the three months ended March 31, 1998 from $230.4 million in the three months ended March 31, 1997, generally consistent with the growth in net premiums written over the preceding year.

  Net investment income increased 11.0% to $60.0 million in the three months ended March 31, 1998 from $54.0 million in the three months ended March 31, 1997, reflecting principally the effect of investing the $360.5 million of cash flow in the twelve months ended March 31, 1998. The annualized pre-tax yield on average cash and invested assets of 6.0% in the three months ended March 31, 1998 decreased from the 6.1% yield in the three months ended March 31, 1997 reflecting the lower interest rate environment and an increasing orientation to tax-preferenced fixed maturity instruments.

  Net realized capital gains/losses were $0.0 million in the three months ended March 31, 1998, reflecting realized capital gains on the Company's common stock investments of $1.6 million which were offset by $1.6 million of realized capital losses on the Company's fixed maturity investments, compared to losses of $0.2 million in the three months ended March 31, 1997. The net realized capital loss in the three months ended March 31, 1997 reflected realized capital gains on the Company's common stock investments of $0.4 million which were more than offset by $0.6 million of realized capital losses on the Company's fixed maturity investments. During both periods, the Company continued to seek enhanced yield on its fixed maturity investment portfolio.

  EXPENSES. Incurred losses and loss adjustment expenses ("LAE") increased by 7.0% to $178.6 million in the three months ended March 31, 1998 from $166.8 million in the three months ended March 31, 1997. Catastrophe losses in the three months ended March 31, 1998 were $6.0 million compared with $0.0 million in the three months ended March 31, 1997. The Company's loss and LAE ratio increased by 1.6 percentage points to 74.0% in the three months ended March 31, 1998 from 72.4% in the three months ended March 31, 1997 principally as a result of higher catastrophe losses and changes in the Company's mix of business towards certain reinsurance treaties with higher expected losses and lower ceding commissions. Net incurred losses and LAE for the three months ended March 31, 1998 reflected ceded losses and LAE of $33.8 million, including $20.0 million ceded under the Stop Loss Agreement, compared to ceded losses and LAE of $12.3 million, including $5.3 million ceded under the Stop Loss Agreement, in the three months ended March 31, 1997.

  Underwriting expenses decreased by 3.3% to $72.3 million in the three months ended March 31, 1998 from $74.8 million in the three months ended March 31, 1997. Commission, brokerage, taxes and fees decreased by $1.6 million, principally relating to the impact of the above mentioned changes in the business mix. Other underwriting expenses for the three months ended March 31, 1998 decreased by $0.9 million to $11.8 million from the three months ended March 31, 1997 reflecting the impact of the Company's continuing expense reduction initiatives. The Company's expense ratio decreased by 2.5 percentage points to 29.9% in the three months ended March 31, 1998 from 32.4% in the three months ended March 31, 1997.

  The Company's combined ratio decreased to 103.9% in the three months ended March 31, 1998 from 104.8% in the three months ended March 31, 1997.

  INCOME TAXES. The Company recognized income tax expense of $12.2 million in the three months ended March 31, 1998 compared to $11.5 million in the three months ended March 31, 1997 as pretax income in the three months ended March 31, 1998 increased to $52.0 million from $45.9 million in the three months ended March 31, 1997, the impact of which was partially offset by an increase in tax-preferenced investment income.

  NET INCOME. Net income was $39.8 million in the three months ended March 31, 1998 compared to $34.5 million in the three months ended March 31, 1997. This mainly reflected improved underwriting results and higher investment income, partially offset by increased taxes.


FINANCIAL CONDITION

  INVESTED ASSETS. Aggregate invested assets, including cash and short-term investments, were $4,304.9 million at March 31, 1998 and $4,163.3 million at December 31, 1997. The increase in invested assets between December 31, 1997 and March 31, 1998 resulted primarily from cash flow from operations of $70.2 mil-lion generated during the three months ended March 31, 1998, a $28.9 million in-crease in unsettled investment security transactions, a $27.9 million increase in collateral for loaned securities and a $15.9 million increase in unrealized appreciation of the Company's investment portfolio.

  STOCKHOLDERS' EQUITY. Holdings' stockholders' equity increased to $1,356.3 million as of March 31,1998, from $1,307.5 million as of December 31, 1997 principally reflecting net income of $39.8 million for the three months ended March 31, 1998 and a $10.3 million increase in net unrealized appreciation on investments, net of deferred income taxes. Dividends of $2.5 million were declared and paid by Holdings in the three months ended March 31, 1998.

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




Part II - ITEM 2.  CHANGES IN SECURITIES

(c)      Information required by Item 701 of Regulation S-K:

       (a)      On  January  1,  1998,   1,055  common  shares  of  the  Company
                (previously held as treasury shares) were distributed.

       (b) The securities were distributed to the Company's five non-employee directors.

       (c) The securities were issued as compensation to the non-employee directors for services rendered to the Company during the fourth quarter of 1997.

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

       (e)      Not applicable.



Part II - ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit Index:

         Exhibit No.              Description                        Location
         -----------              -----------                        --------

            11.1         Statement regarding computation
                         of per-share earnings                       Filed
                                                                     herewith

            27.1         Financial Data Schedule (for the period
                         ended March 31, 1998)                       Filed
                                                                     herewith

            27.2         Financial Data Schedules (for the periods
                         ended March 31, 1997, June 30, 1997 and
                         September 30, 1997, each restated for
                         SFAS No. 128)                               Filed
                                                                     herewith

            27.3         Financial Data Schedules (for the periods
                         ended June 30, 1996, September 30, 1996
                         and December 31, 1996, each restated for
                         SFAS No. 128)                               Filed
                                                                     herewith


(b)      Reports on Form 8-K:

         There were no reports filed on Form 8-K for the three months ended March 31, 1998.


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

                       Everest Reinsurance Holdings, Inc.
                                  (Registrant)






                          - By: /s/ Stephen L. Limauro
                                   ----------------------
                          Stephen L. Limauro
                          Duly Authorized Officer, Vice President
                          and Comptroller







Dated:  May 5, 1998