Form 10-Q
period 1998-06-30
EVEREST REINSURANCE HOLDINGS INC
filed 1998-08-06
CIK 914748

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                   Commission File Number:
     JUNE 30, 1998                                              1-13816
---------------------                                    ----------------------

                       EVEREST REINSURANCE HOLDINGS, INC.
                       ----------------------------------
             (Exact name of Registrant as specified in its charter)




        DELAWARE                                              22-3263609
------------------------                            ----------------------------
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

                           YES    X                  NO
                                -----                    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                   Number of Shares Outstanding
              CLASS                                      at August 4, 1998
              -----                                ----------------------------

COMMON STOCK,      $.01 PAR VALUE                            50,503,704

                       EVEREST REINSURANCE HOLDINGS, INC.

                               INDEX TO FORM 10-Q

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------

                                                                           PAGE
                                                                           ----
ITEM 1.  FINANCIAL STATEMENTS
         --------------------

         Consolidated Balance Sheets at June 30, 1998  (unaudited)
          and December 31, 1997                                               3

         Consolidated Statements of Operations for the three months and
          six months ended June 30, 1998 and 1997 (unaudited)                 4

         Consolidated Statements of Changes in Stockholders' Equity for
          the three months and six months ended June 30, 1998 and 1997
          (unaudited)                                                         5

         Consolidated Statements of Cash Flows for the three months
          and six months ended June 30, 1998 and 1997 (unaudited)             6

         Notes to Consolidated Interim Financial Statements                   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS                                           13
         -------------------------

                                     PART II

                                OTHER INFORMATION
                                -----------------

ITEM 1.  LEGAL PROCEEDINGS                                                   17
         -----------------

ITEM 2.  CHANGES IN SECURITIES                                               17
         ---------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   None
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 17
         ---------------------------------------------------

ITEM 5.  OTHER INFORMATION                                                 None
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    18
         --------------------------------

Part I - Item 1
                       EVEREST REINSURANCE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except par value per share)


                                               June 30,              December 31,
                                            ---------------         ---------------
ASSETS:                                          1998                    1997
                                            ---------------         ---------------
                                              (unaudited)

Fixed maturities - available
 for sale, at market value
 (amortized cost: 1998,
 $3,798,109; 1997, $3,658,370)              $     4,013,446         $     3,866,860
Equity securities, at market
 value (cost: 1998, $123,324;
 1997, $120,510)                                    177,418                 158,784
Short-term investments                               99,074                  75,244
Other invested assets                                 5,180                  10,848
Cash                                                 48,343                  51,578
                                            ---------------         ---------------
Total investments and cash                        4,343,461               4,163,314

Accrued investment income                            61,732                  60,424
Premiums receivable                                 282,431                 256,191
Reinsurance receivables                             670,601                 692,473
Funds held by reinsureds                            190,412                 186,454
Deferred acquisition costs                           78,422                  82,332
Prepaid reinsurance premiums                          9,410                   8,980
Deferred tax asset                                   76,399                  74,434
Other assets                                         19,542                  13,418
                                            ---------------         ---------------
TOTAL ASSETS                                $     5,732,410         $     5,538,020
                                            ===============         ===============

LIABILITIES:
Reserve for losses and
 adjustment expenses                        $     3,486,060         $     3,437,818
Unearned premium reserve                            329,643                 337,383
Funds held under reinsurance
 treaties                                           202,241                 190,639
Losses in the course of payment                      62,503                  55,969
Contingent commissions                               99,612                 100,027
Other net payable to reinsurers                      11,395                  13,231
Current federal income taxes                         15,078                  13,567
Other liabilities                                   126,487                  81,903
                                            ---------------         ---------------
      Total liabilities                           4,333,019               4,230,537
                                            ---------------         ---------------


STOCKHOLDERS' EQUITY:
Preferred stock, par value:
 $0.01; 50 million shares
 authorized; no shares issued
 and outstanding                                        -                       -
Common stock, par value:
 $0.01; 200 million shares
 authorized; 50.8 million
 shares issued                                          508                     508
Additional paid-in capital                          389,985                 389,876
Unearned compensation                                  (335)                   (514)
Accumulated other
 comprehensive income, net of
 deferred income taxes                              165,726                 152,319
Retained earnings                                   851,677                 773,380
Treasury stock, at cost; 0.3
 million shares                                      (8,170)                 (8,086)
                                            ---------------         ---------------
      Total stockholders' equity                  1,399,391               1,307,483
                                            ---------------         ---------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                     $     5,732,410         $     5,538,020
                                            ===============         ===============



The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)



                                 Three Months Ended               Six Months Ended
                                      June 30,                        June 30,
                             ---------------------------     ---------------------------
                                 1998           1997             1998           1997
                             ------------   ------------     ------------   ------------
                                                     (unaudited)

REVENUES:
Premiums earned              $    264,726   $    247,515     $    506,062   $    477,958
Net investment income              62,525         57,368          122,538        111,410
Net realized capital gain           2,523         13,410            2,506         13,211
Other income                          649            773            2,195          4,007
                             ------------   ------------     ------------   ------------
Total revenues                    330,423        319,066          633,301        606,586
                             ------------   ------------     ------------   ------------

CLAIMS AND EXPENSES:
Incurred loss and loss
 adjustment expenses              195,552        180,191          374,144        347,032
Commission, brokerage,
 taxes and fees                    65,468         65,875          125,905        127,890
Other underwriting
 expenses                          12,393         12,362           24,217         25,101
                             ------------   ------------     ------------   ------------
Total claims and expenses         273,413        258,428          524,266        500,023
                             ------------   ------------     ------------   ------------

INCOME BEFORE TAXES                57,010         60,638          109,035        106,563

Income tax                         13,466         16,300           25,690         27,761
                             ------------   ------------     ------------   ------------

NET INCOME                   $     43,544   $     44,338     $     83,345   $     78,802
                             ============   ============     ============   ============


Other comprehensive
 income, net of tax                 2,043         50,885           13,407          5,041
                             ------------   ------------     ------------   ------------

COMPREHENSIVE INCOME         $     45,587   $     95,223     $     96,752   $     83,843
                             ============   ============     ============   ============


PER SHARE DATA:
   Average shares
    outstanding (000's)            50,480         50,469           50,481         50,480
   Net income per common
    share - basic            $       0.86   $       0.88     $       1.65   $       1.56
                             ============   ============     ============   ============


   Average diluted shares
    outstanding (000's)            50,799         50,738           50,799         50,731
   Net income per common
    share - diluted          $       0.86   $       0.87     $       1.64   $       1.55
                             ============   ============     ============   ============


The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                (Dollars in thousands, except per share amounts)



                                 Three Months Ended               Six Months Ended
                                      June 30,                        June 30,
                             ---------------------------     ---------------------------
                                 1998           1997             1998           1997
                             ------------   ------------     ------------   ------------
                                                     (unaudited)

COMMON STOCK (shares
 outstanding):
Balance, beginning of
 period                        50,482,326     50,490,673       50,479,271     50,490,273
Issued during the period            2,000          3,400            4,000          3,800
Treasury stock acquired
 during period                     (8,460)       (29,996)          (8,460)       (29,996)
Treasury stock reissued
 during period                      1,362          1,475            2,417          1,475
                             ------------   ------------     ------------   ------------
Balance, end of period         50,477,228     50,465,552       50,477,228     50,465,552
                             ============   ============     ============   ============



COMMON STOCK (par value):
Balance, beginning of
 period                      $        508   $        508     $        508   $        508
Issued during the period              -              -                -              -
                             ------------   ------------     ------------   ------------
Balance, end of period                508            508              508            508
                             ------------   ------------     ------------   ------------


ADDITIONAL PAID IN
 CAPITAL:
Balance, beginning of
 period                           389,928        389,202          389,876        389,196
Common stock issued
 during the period                     34             57               67             63
Treasury stock reissued
 during period                         23              9               42              9
                             ------------   ------------     ------------   ------------
Balance, end of period            389,985        389,268          389,985        389,268
                             ------------   ------------     ------------   ------------


UNEARNED COMPENSATION:
Balance, beginning of
 period                              (436)          (324)            (514)          (374)
Net increase during the
 period                               101             50              179            100
                             ------------   ------------     ------------   ------------
Balance, end of period               (335)          (274)            (335)          (274)
                             ------------   ------------     ------------   ------------


ACCUMULATED OTHER
 COMPREHENSIVE INCOME,
 NET OF DEFERRED INCOME
 TAXES:
Balance, beginning
 of period                        163,683         31,568          152,319         77,412
Net increase during the
 period                             2,043         50,885           13,407          5,041
                             ------------   ------------     ------------   ------------
Balance, end of period            165,726         82,453          165,726         82,453
                             ------------   ------------     ------------   ------------


RETAINED EARNINGS:
Balance, beginning
 of period                        810,657        658,945          773,380        626,501
Net income                         43,544         44,338           83,345         78,802
Dividends declared
 ($0.05 and $0.10 per
 share in 1998 and
 $0.04 and $0.08 per
 share in 1997)                    (2,524)        (2,018)          (5,048)        (4,038)
                             ------------   ------------     ------------   ------------
Balance, end of period            851,677        701,265          851,677        701,265
                             ------------   ------------     ------------   ------------


TREASURY STOCK AT COST:
Balance, beginning of
 period                            (8,061)        (7,220)          (8,086)        (7,220)
Treasury stock acquired
 during period                       (141)          (808)            (141)          (808)
Treasury stock reissued
 during period                         32             35               57             35
                             ------------   ------------     ------------   ------------
Balance, end of period             (8,170)        (7,993)          (8,170)        (7,993)
                             ------------   ------------     ------------   ------------

TOTAL STOCKHOLDERS'
 EQUITY, END OF PERIOD       $  1,399,391   $  1,165,227     $  1,399,391   $  1,165,227
                             ============   ============     ============   ============


The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                 Three Months Ended               Six Months Ended
                                      June 30,                         June 30,
                             ---------------------------     ---------------------------
                                 1998           1997             1998           1997
                             ------------   ------------     ------------   ------------
                                                     (unaudited)

CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net income                   $     43,544   $     44,338     $     83,345   $     78,802
 Adjustments to
  reconcile net income
  to net cash provided
  by operating activities:
   (Increase) decrease in
    premiums receivable           (17,637)         7,758          (26,309)       (20,791)
   (Increase) decrease in
    funds held by
    reinsureds, net                 2,442         (3,558)           7,673         13,218
   Decrease in reinsurance
    receivables                    17,259         56,398           21,745         75,502
   (Increase) in deferred
    tax asset                      (7,230)        (3,988)          (9,185)        (7,893)
   Increase in reserve for
    losses and loss
    adjustment expenses             8,467         25,872           49,488         60,684
   Increase (decrease) in
    unearned premiums              (8,392)        (5,557)          (7,356)         1,173
   Decrease in other assets
    and liabilities                16,929         13,800            6,116         20,560
   Non cash compensation
    expense                           101             50              179            100
   Accrual of bond
    discount/amortization
    of bond premium                  (219)          (368)            (292)          (715)
   Realized capital gains          (2,523)       (13,410)          (2,506)       (13,211)
                             ------------    -----------     ------------   ------------

Net cash provided by
 operating activities              52,741        121,335          122,898        207,429
                             ------------   ------------     ------------   ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Proceeds from fixed
 maturities matured/called
 - held to maturity                   -              -                -            2,155
Proceeds from fixed
 maturities matured/called
 - available for sale              40,643        142,757           70,626        203,151
Proceeds from fixed
 maturities sold -
 available for sale               264,512        453,502          317,671        587,064
Proceeds from equity
 securities sold                    4,327         37,246            6,987         47,625
Proceeds from other
 invested assets sold               5,357            -              6,671            -
Cost of fixed maturities
 acquired - available
 for sale                        (338,539)      (738,788)        (531,099)    (1,024,462)
Cost of equity securities
 acquired                          (6,778)        (9,915)          (8,187)       (23,241)
Cost of other invested
 assets acquired                     (150)       (31,708)            (445)       (33,203)
Net (purchases) sales of
 short-term securities              8,482          1,611          (23,588)           -
Net increase (decrease)
 in unsettled securities
 transactions                     (21,619)        16,364            7,273         27,743
                             ------------   ------------     ------------   ------------

Net cash used in
 investing activities             (43,765)      (128,931)        (154,091)      (213,168)
                             ------------   ------------     ------------   ------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Purchase of treasury stock            (86)          (764)             (42)          (764)
Common stock issued during
 the period                            34             57               67             63
Dividends paid to
 stockholders                      (2,524)        (2,018)          (5,048)        (4,038)
Net increase in collateral
 for loaned securities              3,855            -             31,753            -
                             ------------   ------------     ------------   ------------

Net cash provided by (used
 in) financing activities           1,279         (2,725)          26,730         (4,739)
                             ------------   ------------     ------------   ------------

EFFECT OF EXCHANGE RATE
 CHANGES ON CASH                     (596)         3,018            1,228         (4,137)
                             ------------   ------------     ------------   ------------

Net increase (decrease)
 in cash                            9,659         (7,303)          (3,235)       (14,615)

Cash, beginning of period          38,684         45,283           51,578         52,595
                             ------------   ------------     ------------   ------------
Cash, end of period          $     48,343   $     37,980     $     48,343   $     37,980
                             ============   ============     ============   ============

SUPPLEMENTAL CASH FLOW
 INFORMATION:
Cash transactions:
Income taxes paid, net       $     25,950   $     18,198     $     33,694   $     37,409
Non-cash financing
 transaction:
Issuance of common stock
 in connection with public
 offering                    $        101   $         50     $        179   $        100



The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

1.       GENERAL

The consolidated financial statements of Everest Reinsurance Holdings Inc. (the "Company") for the three months and six months ended June 30, 1998 and 1997 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of results on an interim basis. Certain financial information which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been omitted since it is not required for interim reporting purposes. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the three months and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 1997, 1996 and 1995.

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

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

Management believes that these issues are not likely to be resolved in the near future. The Company establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for the Company or its ceding company. In connection with its initial public offering in October 1995, the Company purchased an aggregate stop loss retrocession agreement (the "Stop Loss Agreement") from Gibraltar Casualty Company ("Gibraltar"), an affiliate of the Company's former parent, The Prudential Insurance Company of America ("The Prudential"). This coverage protects the Company's consolidated earnings against up to $375,000 of the first $400,000 of adverse development, if any, on the Company's consolidated reserves for losses, allocated loss adjustment expenses and uncollectible reinsurance at June 30, 1995 (December 31, 1994 for catastrophe losses). Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, if coverage under the Stop Loss Agreement is exhausted, could have a material adverse effect on the Company's future financial condition, results of operations and cash flows.

The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the three months and six months ended June 30, 1998 and 1997:


                        Three Months Ended               Six Months Ended
                              June 30,                       June 30,
                       1998            1997             1998           1997
                    --------------------------       --------------------------

Gross Basis:
Beginning of
 period reserves    $   469,666    $   428,685       $   446,132    $   423,336
Incurred losses           8,825         17,463            36,720         28,662
Paid losses             (11,923)       (19,554)          (16,284)       (25,404)
                    -----------    -----------       -----------    -----------

End of period
 reserves           $   466,568    $   426,594       $   466,568    $   426,594
                    ===========    ===========       ===========    ===========


Net Basis:
Beginning of
 period reserves    $   232,377    $   201,885       $   212,376    $   199,557
Incurred losses             -              461             2,222            461
Paid losses              20,515          1,074            38,294          3,402
                    -----------    -----------       -----------    -----------

End of period
 reserves           $   252,892    $   203,420       $   252,892    $   203,420
                    ===========    ===========       ===========    ===========

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

At June 30, 1998, the gross reserves for asbestos and environmental losses were comprised of $131,823 representing case reserves reported by ceding companies, $60,596 representing additional case reserves established by the Company on assumed reinsurance claims, $43,366 representing case reserves established by the Company on direct excess insurance claims and $230,783 representing incurred but not reported ("IBNR") reserves. To the extent loss reserves on assumed reinsurance need to be increased and were not ceded to unaffiliated reinsurers under existing reinsurance agreements, the Company would be entitled to certain reimbursements under the Stop Loss Agreement. To the extent loss reserves on direct excess insurance policies needed to be increased and were not ceded to unaffiliated reinsurers under existing reinsurance agreements, the Company would be entitled to 100% protection from Gibraltar under a retrocessional agreement in place since 1986. While there can be no assurance that reserves for and losses from these claims would not increase in the future, management believes that the Company's existing reserves and ceded reinsurance arrangements, including reimbursements available under the Stop Loss Agreement, lessen the probability that such increases, if any, would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

The Company is also named in various legal proceedings incidental to its normal business activities. In the opinion of management, none of these proceedings is likely to have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior, the Company, for a fee, accepted the claim payment obligation of the property and casualty insurer, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at June 30, 1998 was $141,941.

The Company has purchased annuities from an unaffiliated life insurance company to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable. The estimated cost to replace such annuities at June 30, 1998 was $10,369.

                      EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)


3.       EARNINGS PER SHARE

Net income per common share has been computed as follows (Shares in thousands, except per share amounts):

                               Three Months Ended        Six Months Ended
                                     June 30,                  June 30,
                                 1998       1997          1998       1997
                               -------------------      -------------------

Net income (numerator)         $ 43,544   $ 44,338      $ 83,345   $ 78,802
                               ========   ========      ========   ========

Weighted average common
 and effect of dilutive
 shares used in the
 computation of net
 income per share:
   Average shares
    outstanding
    -basic (denominator)         50,480     50,469        50,481     50,480
   Effect of dilutive
    shares                          319        269           318        251
                               --------   --------      --------   --------
   Average shares
    outstanding
    -diluted (denominator)       50,799     50,738        50,799     50,731

Net income per common share:
   Basic                       $   0.86   $   0.88      $   1.65   $   1.56
   Diluted                         0.86       0.87          1.64       1.55


As of June 30, 1998 and 1997 options to purchase 337,750 and 1,500 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share for the three month and six month periods ended on such dates, because the options' exercise price was greater than the average market price of the common shares during the period.


4.       CHANGES IN ACCOUNTING PRINCIPLES

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This statement requires an enterprise to present items of other comprehensive income in a financial statement and to disclose accumulated balances of other comprehensive income in the equity section of a financial statement. The additional required presentation has been provided in the interim consolidated

                     EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

financial statements for the current period as well as earlier periods. The Company's components of other comprehensive income include unrealized gains and losses on investments and foreign currency translation adjustments. As those items were previously presented as direct charges or credits to the Company's stockholders' equity, the only impact of adopting this standard is to reflect an additional presentation of those items.

The Company's other comprehensive income is comprised as follows:

                                Three Months Ended           Six Months Ended
                                     June 30,                    June 30,
                                1998         1997           1998         1997
                              ----------------------      ----------------------

Net unrealized appreciation
 (depreciation) of
 investments, net of
 deferred income taxes        $   4,392    $  51,115      $  14,734    $   9,583
Cumulative translation
   adjustments, net of
   deferred income taxes         (2,349)        (230)        (1,327)      (4,542)
                              ---------    ---------      ---------    ---------
Other comprehensive
   income/(loss), net of
   deferred income taxes      $   2,043    $  50,885      $  13,407    $   5,041
                              =========    =========      =========    =========


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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 1999. The Company's management is currently analyzing the impact of this statement.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)


6.       INCOME TAXES

On April 21, 1998, the Supreme Court issued its decision in ATLANTIC MUTUAL V. COMMISSIONER, upholding the Internal Revenue Service's position regarding the computation of the fresh start benefit relating to 1986 reserve strengthening. Pursuant to the Separation Agreement with The Prudential, the Company has paid The Prudential $10,445 representing tax and interest in resolution of the matter. The Company had adequate provisions for this tax contingency and, as a result, this item has not materially impacted the Company's financial position.


7.       CREDIT LINE

In May 1998, First Union National Bank granted a 364 day extension to the Company's $50,000 revolving line of credit. All of the terms and conditions of the original credit facility remain in full force and effect without amendment except that the maturity date as extended is now June 12, 1999.

PART I - ITEM 2


                       EVEREST REINSURANCE HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

   PREMIUMS. Gross premiums written increased 5.6% to $267.5 million in the three months ended June 30, 1998 from $253.2 million in the three months ended June 30, 1997 as the Company continued to maintain a cautious approach to increasingly competitive market conditions. Factors contributing to this increase include a 55.0% increase (to $98.2 million) in U.S. broker treaty operations, attributable to growth in accident and health business, non-standard auto and workers compensation business, and incoming portfolio reinsurance transactions, a 12.4% increase (to $47.7 million) in U.S. direct treaty reinsurance and insurance operations, attributable to incoming portfolio reinsurance transactions, and a 5.7% increase (to $19.6 million) in U.S. facultative operations, partially offset by a 26.2% decrease (to $30.2 million) in marine, aviation and surety operations and a 18.4% decrease (to $71.8 million) in international operations reflecting the highly competitive conditions in these markets.

  Ceded premiums increased to $11.9 million in the three months ended June 30, 1998 from $7.2 million in the three months ended June 30, 1997. This increase was principally attributable to an increase in the Company's contract specific retrocessions.

   Net premiums written increased by 3.9% to $255.6 million in the three months ended June, 1998 from $246.1 million in the three months ended June 30, 1997 consistent with the growth in gross premiums written partially offset by the increase in ceded premiums.

   REVENUES. Net premiums earned increased by 7.0% to $264.7 million in the three months ended June 30, 1998 from $247.5 million in the three months ended June 30, 1997, generally consistent with the growth in net premiums written and changes in the Company's mix of business during the preceding twelve months.

   Net investment income increased 9.0% to $62.5 million in the three months ended June 30, 1998 from $57.4 million in the three months ended June 30, 1997, principally reflecting the effect of investing the $291.9 million of cash flow from operations in the twelve months ended June 30, 1998. The annualized pre-tax yield on average cash and invested assets decreased to 6.2% in the three months ended June 30, 1998, from the 6.3% yield in the three months ended June 30, 1997, reflecting an increasing orientation to tax preferenced fixed maturity investments and the lower interest rate environment.

   Net realized capital gains were $2.5 million in the three months ended June 30, 1998, reflecting realized capital gains on the Company's investments of $5.1 million which were offset by $2.6 million of realized capital losses, compared to net realized capital gains of $13.4 million in the three months ended June 30, 1997. The net realized capital gains in the three months ended June

30, 1997 reflected realized capital gains of $18.0 million which were offset by $4.6 million of realized capital losses. The realized capital gains in both periods mainly arose from activity in the Company's portfolio of equity securities, including, in 1997, a $14.0 million realized capital gain on the sale of the Company's investment in the common stock of Corporacion MAPFRE S.A. ("MAPFRE"), an insurance group in Spain, whereas the realized capital losses for both periods mainly arose from activity in the Company's fixed maturities portfolio.

   EXPENSES. Incurred losses and loss adjustment expenses ("LAE") increased by 8.5% to $195.6 million in the three months ended June 30, 1998 from $180.2 million in the three months ended June 30, 1997. The Company's loss and LAE ratio increased by 1.1 percentage points to 73.9% in the three months ended June 30, 1998 from 72.8% in the three months ended June 30, 1997, principally as a result of changes in the Company's mix of business. Net incurred losses and LAE for the three months ended June 30, 1998 reflected ceded losses and LAE of $1.4 million, including $0.0 million ceded under the Stop Loss Agreement, compared to ceded losses and LAE of $20.0 million in the three months ended June 30, 1997, including $8.6 million ceded under the Stop Loss Agreement.

   Underwriting expenses decreased by 0.5% to $77.9 million in the three months ended June 30, 1998 from $78.2 million in the three months ended June 30, 1997. Commission and brokerage expenses decreased by $0.4 million, principally relating to changes in the Company's business mix. Other underwriting expenses were unchanged at $12.4 million. The Company had 379 employees at June 30, 1998 including 27 employees in the agency operations acquired on June 30, 1998, compared to 396 employees at June 30, 1997. The Company's expense ratio was 29.4% in the three months ended June 30, 1998 compared to 31.6% in the three months ended June 30, 1997.

   The Company's combined ratio decreased to 103.3% in the three months ended June 30, 1998 compared to 104.4% in the three months ended June 30, 1997.

   INCOME TAXES. The Company recognized income tax expense of $13.5 million in the three months ended June 30, 1998 compared to $16.3 million in the three months ended June 30, 1997. The principal cause of this change was the decrease in net realized capital gains.

   NET INCOME. Net income was $43.5 million in the three months ended June 30, 1998 compared to $44.3 million in the three months ended June 30, 1997. This mainly reflected the improvement in underwriting results and an increase in net investment income offset by a decrease in net realized capital gains.


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

   PREMIUMS. Gross premiums written increased 4.3% to $520.5 million in the six months ended June 30, 1998 from $499.2 million in the six months ended June 30, 1997 as the Company continued to maintain a cautious approach to increasingly competitive market conditions. Factors contributing to this increase included a 48.1% increase (to $178.7 million) in
U.S. broker treaty operations, principally attributable to growth in accident and health, non-standard auto and workers compensation business and incoming portfolio reinsurance transactions and a 14.8% increase (to $100.8 million) in U.S. direct treaty reinsurance and insurance operations, attributable to incoming portfolio reinsurance transactions. These gains were partially offset by a 23.3% decrease (to $59.5 million) in marine, aviation and surety operations, a 15.7% decrease (to $146.1 million) in international operations and a 11.4% decrease (to $35.3 million) in U.S. facultative operations reflecting the highly competitive conditions in these markets.

  Ceded premiums increased to $22.2 million in the six months ended June 30, 1998 from $19.4 million in the six months ended June 30, 1997. This increase was principally attributable to an increase in the Company's contract specific retrocessions.

   Net premiums written increased by 3.8% to $498.3 million in the six months ended June 30, 1998 from $479.9 million in the six months ended June 30, 1997 reflecting the growth in gross premiums written and partially offset by the increases in ceded premiums.

   REVENUES. Net premiums earned increased by 5.9% to $506.1 million in the six months ended June 30, 1998 from $478.0 million in the six months ended June 30, 1997, generally consistent with the growth in net premiums written and changes in the Company's mix of business during the preceding twelve months.

   Net investment income increased 10.0% to $122.5 million in the six months ended June 30, 1998 from $111.4 million in the six months ended June 30, 1997, reflecting the effect of investing the $291.9 million of cash flow from operations in the twelve months ended June 30, 1998. The annualized pre-tax yield on average cash and invested assets was stable at 6.1% for the six months ended both June 30, 1998 and June 30, 1997.

   Net realized capital gains were $2.5 million in the six months ended June 30, 1998, reflecting realized capital gains on the Company's investments of $6.7 million which were offset by $4.2 million of realized capital losses, compared to net realized capital gains of $13.2 million in the six months ended June 30, 1997. The net realized capital gains in the six months ended June 30, 1997 reflected realized capital gains of $20.8 million which were offset by $7.6 million of realized capital losses. The realized capital gains in both periods mainly arose from activity in the Company's portfolio of equity securities, including, in 1997, a $14.0 million realized capital gain on the sale of the Company's investment in the common stock of MAPFRE, whereas the realized capital losses in both periods mainly arose from activity in the Company's fixed maturities portfolio.

   EXPENSES. Incurred losses and LAE increased by 7.8% to $374.1 million in the six months ended June 30, 1998 from $347.0 million in the six months ended June 30, 1997. Catastrophe losses in the six months ended June 30, 1998 were $7.0 million compared with $0.0 million in the six months ended June 30, 1997. The Company's loss and LAE ratio increased by 1.3 percentage points to 73.9% for the six months ended June 30, 1998 from 72.6% in the six months ended June 30, 1997, principally as a result of higher catastrophe losses and changes in the Company's mix of business towards certain reinsurance treaties with higher expected losses and lower ceding commissions. Net incurred losses and LAE for the six months ended June 30, 1998 reflected ceded losses and LAE of $35.2 million, including $20.0 million ceded under the Stop Loss Agreement, a significant amount of which was not settled until July 1998, compared to ceded losses and LAE of $32.3 million in the six months ended June 30, 1997, including $13.9 million ceded under the Stop Loss Agreement.

   Underwriting expenses decreased by 1.9% to $150.1 million in the six months ended June 30, 1998 from $153.0 million in the six months ended June 30, 1997. Commission and brokerage expenses decreased by $2.0 million, principally reflecting changes in the Company's business mix. Other underwriting expenses decreased by $0.9 million, reflecting the impact of the Company's continuing expense reduction initiatives. The Company's expense ratio was 29.7% in the six months ended June 30, 1998 compared to 32.0% in the six months ended June 30, 1997.

   The Company's combined ratio decreased to 103.6% in the six months ended June 30, 1998 from 104.6% in the six months ended June 30, 1997.

   INCOME TAXES. The Company recognized income tax expense of $25.7 million in the six months ended June 30, 1998 compared to $27.8 million in the six months ended June 30, 1997. The principal cause of this change was the decrease in capital gains.

   NET INCOME. Net income was $83.3 million in the six months ended June 30, 1998 compared to $78.8 million in the six months ended June 30, 1997. This improvement mainly reflected improved underwriting results and an increase in investment income partially offset by a decrease in realized capital gains.


FINANCIAL CONDITION

   INVESTED ASSETS. Aggregate invested assets, including cash and short-term investments, were $4,343.5 million at June 30, 1998 and $4,163.3 million at December 31, 1997. The increase in invested assets between December 31, 1997 and June 30, 1998 resulted primarily from cash flow from operations of $122.9 million generated during the six months ended June 30, 1998, a $31.8 million increase in collateral for loaned securities and an increase of $25.2 million in net appreciation on investments.

 STOCKHOLDERS' EQUITY. Holdings' stockholders' equity increased to $1,399.4 million as of June 30, 1998, from $1,307.5 million as of December 31, 1997 principally reflecting net income of $83.3 million for the six months ended June 30, 1998 and an increase of $14.7 million in unrealized appreciation on investments, net of deferred taxes. Dividends of $5.0 million were declared and paid by Holdings in the six months ended June 30, 1998.

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

Part II - ITEM 2.  CHANGES IN SECURITIES

c)       Information required by Item 701 of Regulation S-K:

         (a) On April 1, 1998, 1,225 common shares of the Company (previously held as treasury shares) were distributed. On May 20, 1998, 137 common shares of the Company (previously held as treasury shares) were distributed.

         (b) The securities were distributed to the Company's five non-employee directors and one former non-employee director.

         (c) The securities were issued as compensation to the non-employee directors for services rendered to the Company during the first quarter of 1998 and for one such director for services rendered to the Company through May 19, 1998.

         (d) Exemption from registration was claimed pursuant to Section 4(2) of the Securities Act of 1933. There was no public offering and the participants in the transactions were the Company and its non-employee directors.

         (e)      Not applicable.

Part II - ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)       The Annual Meeting was held on May 19, 1998.

b) Kenneth J. Duffy and Joseph V. Taranto were elected at the Annual Meeting as Directors of the Company for a term expiring in 2001. The term of office of the following Directors continued after the meeting:
         Martin Abrahams, John R. Dunne, Thomas J. Gallagher and William F. Galtney, Jr.

c)       The following matter was voted on at the Annual Meeting:

                  (1)      The following Directors were elected:

                                           Votes                      Votes
                                           For                        Withheld
                                           -----                      ---------

         Kenneth J. Duffy                  45,621,536                   473,087
         Joseph V. Taranto                 44,948,748                 1,145,875


Part II - ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibit Index:

         Exhibit No.             Description                      Location
         -----------             -----------                      --------

         *10.21                  Employment Agreement             Filed herewith
                                  with Joseph V. Taranto
                                  executed on July 15, 1998.

         *10.22                  Change of Control Agreement      Filed herewith
                                  with Joseph V. Taranto
                                  effective July 15, 1998.

          10.23                  Credit Line Extension dated      Filed herewith
                                  May 20, 1998 between
                                  Everest Reinsurance Holdings,
                                  Inc. and First Union National
                                  Bank.

          11.1                   Statement regarding
                                  computation of per-share
                                  earnings                        Filed herewith

          27                     Financial Data Schedule          Filed herewith

----------------------
*Management contract or compensatory plan or arrangement.


b)       Reports on Form 8-K:

         There were no reports on Form 8-K filed during the three month period ending June 30, 1998.

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







Dated:  August 6, 1998