Form 10-Q
period 1998-09-30
EVEREST REINSURANCE HOLDINGS INC
filed 1998-11-09
CIK 914748

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                  Commission File Number:
  SEPTEMBER 30, 1998                                            1-13816
----------------------                                  -----------------------

                       EVEREST REINSURANCE HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




        DELAWARE                                            22-3263609
------------------------                           ----------------------------
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

                           YES    X                  NO
                                 ---                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                   Number of Shares Outstanding
                  Class                                at November  5, 1998
                  -----                            ----------------------------

COMMON STOCK,      $.01 PAR VALUE                           50,072,410

                       EVEREST REINSURANCE HOLDINGS, INC.

                               INDEX TO FORM 10-Q

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------


                                                                          PAGE
                                                                          ----
ITEM 1.  FINANCIAL STATEMENTS
         --------------------

         Consolidated Balance Sheets at September 30,
          1998  (unaudited) and December 31, 1997                            3

         Consolidated Statements of Operations for the
          three months and nine months ended September 30,
          1998 and 1997 (unaudited)                                          4

         Consolidated Statements of Changes in Stockholders'
          Equity for the three months and nine months ended
          September 30, 1998 and 1997 (unaudited)                            5

         Consolidated Statements of Cash Flows for the three
          months and nine months ended September 30, 1998 and
          1997 (unaudited)                                                   6

         Notes to Consolidated Interim Financial Statements                  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS                                13
         -----------------------------------


                                     PART II

                                OTHER INFORMATION
                                -----------------

ITEM 1.  LEGAL PROCEEDINGS                                                  21
         -----------------

ITEM 2.  CHANGES IN SECURITIES                                              21
         ---------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                  None
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              None
         ---------------------------------------------------

ITEM 5.  OTHER INFORMATION                                                None
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   21
         --------------------------------

Part I - Item 1

                       EVEREST REINSURANCE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except par value per share)


                                    September 30,           December 31,
                                    --------------         -------------
ASSETS:                                  1998                   1997
                                    --------------         -------------
                                     (unaudited)

Fixed maturities - available
 for sale, at market value
 (amortized cost: 1998,
 $3,830,366; 1997, $3,658,370)      $    4,114,027         $   3,866,860
Equity securities, at market
 value (cost: 1998, $123,339;
 1997, $120,510)                           154,272               158,784
Short-term investments                     103,128                75,244
Other invested assets                        5,215                10,848
Cash                                        73,545                51,578
                                    --------------         -------------
Total investments and cash               4,450,187             4,163,314

Accrued investment income                   62,595                60,424
Premiums receivable                        305,033               256,191
Reinsurance receivables                    640,426               692,473
Funds held by reinsureds                   194,708               186,454
Deferred acquisition costs                  78,666                82,332
Prepaid reinsurance premiums                 7,691                 8,980
Deferred tax asset                          54,217                74,434
Other assets                                18,387                13,418
                                    --------------         -------------
TOTAL ASSETS                        $    5,811,910         $   5,538,020
                                    ==============         =============

LIABILITIES:
Reserve for losses and
 adjustment expenses                $    3,491,659         $   3,437,818
Unearned premium reserve                   320,107               337,383
Funds held under
 reinsurance treaties                      202,310               190,639
Losses in the course of
 payment                                    81,338                55,969
Contingent commissions                     104,298               100,027
Other net payable to
 reinsurers                                 12,790                13,231
Current federal income
 taxes                                       7,708                13,567
Other liabilities                          133,149                81,903
                                    --------------         -------------
      Total liabilities                  4,353,359             4,230,537
                                    --------------         -------------


STOCKHOLDERS' EQUITY:
Preferred stock, par
 value: $0.01; 50 million
 shares authorized;
 no shares issued and
 outstanding                                   -                     -
Common stock, par value:
 $0.01; 200 million shares
 authorized; 50.9 million
 shares issued in 1998 and
 50.8 million shares issued
 in 1997                                       509                   508
Additional paid-in capital                 390,544               389,876
Unearned compensation                         (285)                 (514)
Accumulated other
 comprehensive income, net
 of deferred income taxes                  192,820               152,319
Retained earnings                          891,278               773,380
Treasury stock, at cost;
 0.6 million shares in
 1998 and 0.3 million
 shares in 1997                            (16,315)               (8,086)
                                    --------------         -------------
      Total stockholders'
       equity                            1,458,551             1,307,483
                                    --------------         -------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY               $    5,811,910         $   5,538,020
                                    ==============         =============


The accompanying notes are an integral part of the consolidated financial statements.

                              EVEREST REINSURANCE HOLDINGS, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Dollars in thousands, except per share amounts)



                                 Three Months Ended                  Nine Months Ended
                                    September 30,                      September 30,
                            -----------------------------      -----------------------------
                               1998              1997              1998             1997
                            ------------      -----------      ------------     ------------
                                                       (unaudited)

REVENUES:
Premiums earned             $    265,241      $   271,520      $    771,303     $    749,478
Net investment income             60,667           57,917           183,205          169,327
Net realized capital
 gain                                989            2,722             3,495           15,933
Other income/(loss)                  468             (430)            2,663            3,577
                            ------------      -----------      ------------     ------------
Total revenues                   327,365          331,729           960,666          938,315
                            ------------      -----------      ------------     ------------

CLAIMS AND EXPENSES:
Incurred loss and loss
 adjustment expenses             189,904          204,234           564,048          551,266
Commission, brokerage,
 taxes and fees                   71,815           64,061           197,720          191,951
Other underwriting
 expenses                         12,014           12,616            36,231           37,717
                            ------------      -----------      ------------     ------------
Total claims and
 expenses                        273,733          280,911           797,999          780,934
                            ------------      -----------      ------------     ------------

INCOME BEFORE TAXES               53,632           50,818           162,667          157,381

Income tax                        11,506           12,386            37,196           40,147
                            ------------      -----------      ------------     ------------

NET INCOME                  $     42,126      $    38,432      $    125,471     $    117,234
                            ============      ===========      ============     ============


Other comprehensive
 income, net of tax               27,094           45,112            40,501           50,153
                            ------------      -----------      ------------     ------------

COMPREHENSIVE INCOME        $     69,220      $    83,544      $    165,972     $    167,387
                            ============      ===========      ============     ============


PER SHARE DATA:
 Average shares
  outstanding (000's)             50,465           50,466            50,475           50,475
 Net income per
  common share - basic      $       0.83      $      0.76      $       2.49     $       2.32
                            ============      ===========      ============     ============


 Average diluted
  shares outstanding
  (000's)                         50,748           50,791            50,782           50,751
 Net income per
  common share -
  diluted                   $       0.83      $      0.76      $       2.47     $       2.31
                            ============      ===========      ============     ============



The accompanying notes are an integral part of the consolidated financial statements.

                         EVEREST REINSURANCE HOLDINGS, INC.
                         CONSOLIDATED STATEMENTS OF CHANGES
                               IN STOCKHOLDERS' EQUITY
                  (Dollars in thousands, except per share amounts)



                             Three Months Ended               Nine Months Ended
                                September 30,                   September 30,
                         ----------------------------     ---------------------------
                             1998            1997            1998            1997
                         ------------    ------------     -----------    ------------
                                                  (unaudited)

COMMON STOCK (shares
 outstanding):
Balance, beginning
 of period                 50,477,228      50,465,552      50,479,271      50,490,273
Issued during the
 period                        30,436          17,400          34,436          21,200
Treasury stock
 acquired during
 period                      (221,200)         (6,400)       (229,660)        (36,396)
Treasury stock
 reissued during
 period                         1,040           1,125           3,457           2,600
                         ------------    ------------     -----------    ------------
Balance, end of
 period                    50,287,504      50,477,677      50,287,504      50,477,677
                         ============    ============     ===========    ============



COMMON STOCK (par
 value):
Balance, beginning
 of period               $        508    $        508     $       508    $        508
Issued during the
 period                             1             -                 1             -
                         ------------    ------------     -----------    ------------
Balance, end of
 period                           509             508             509             508
                         ------------    ------------     -----------    ------------


ADDITIONAL PAID
 IN CAPITAL:
Balance, beginning
 of period                    389,985         389,268         389,876         389,196
Common stock issued
 during the period                543             549             610             612
Treasury stock
 reissued during
 period                            16              17              58              26
                         ------------    ------------     -----------    ------------
Balance, end of
 period                       390,544         389,834         390,544         389,834
                         ------------    ------------     -----------    ------------


UNEARNED
 COMPENSATION:
Balance, beginning
 of period                       (335)           (274)           (514)           (374)
Net increase
 (decrease) during
 the period                        50            (318)            229            (218)
                         ------------    ------------     -----------    ------------
Balance, end of
 period                          (285)           (592)           (285)           (592)
                         ------------    ------------     -----------    ------------


ACCUMULATED OTHER
 COMPREHENSIVE
 INCOME, NET OF
 DEFERRED INCOME
 TAXES:
Balance, beginning
 of period                    165,726          82,453         152,319          77,412
Net increase during
 the period                    27,094          45,112          40,501          50,153
                         ------------    ------------     -----------    ------------
Balance, end of
 period                       192,820         127,565         192,820         127,565
                         ------------    ------------     -----------    ------------


RETAINED EARNINGS:
Balance, beginning
 of period                    851,677         701,265         773,380         626,501
Net income                     42,126          38,432         125,471         117,234
Dividends declared
 ($0.05 and $0.15 per
 share in 1998 and
 $0.04 and $0.12 per
 share in 1997)                (2,525)         (2,019)         (7,573)         (6,057)
                         ------------    ------------     -----------    ------------
Balance, end of
 period                       891,278         737,678         891,278         737,678
                         ------------    ------------     -----------    ------------


TREASURY STOCK AT
 COST:
Balance, beginning
 of period                     (8,170)         (7,993)         (8,086)         (7,220)
Treasury stock
 acquired during
 period                        (8,170)           (107)         (8,311)           (915)
Treasury stock
 reissued during
 period                            25              26              82              61
                         ------------    ------------     -----------    ------------
Balance, end of
 period                       (16,315)         (8,074)        (16,315)         (8,074)
                         ------------    ------------     -----------    ------------

TOTAL STOCKHOLDERS'
 EQUITY, END OF
 PERIOD                  $  1,458,551    $  1,246,919     $ 1,458,551    $  1,246,919
                         ============    ============     ===========    ============


The accompanying notes are an integral part of the consolidated financial statements.

                            EVEREST REINSURANCE HOLDINGS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)


                                 Three Months Ended                Nine Months Ended
                                    September 30,                    September 30,
                             ----------------------------     ----------------------------
                                1998             1997             1998            1997
                             -----------     ------------     ------------    ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:                                (unaudited)

Net income                   $    42,126      $    38,432     $    125,471    $    117,234
 Adjustments to
  reconcile net income
  to net cash  provided
  by operating
  activities:
 (Increase) in premiums
  receivable                     (21,462)         (30,325)         (47,771)        (51,116)
 (Increase) decrease in
  funds held by
  reinsureds, net                 (3,078)          (5,646)           4,595           7,572
 Decrease in reinsurance
  receivables                     29,940            1,034           51,685          76,536
 (Increase) decrease in
  deferred tax asset               7,535           13,538           (1,650)          5,645
 Increase in reserve for
  losses and loss
  adjustment expenses              3,678           68,261           53,166         128,945
 Increase (decrease) in
  unearned premiums               (9,770)           4,430          (17,126)          5,603
 (Increase) decrease in
  other assets and
  liabilities                     17,332          (12,360)          23,448           8,200
 Non cash compensation
  expense                             50             (318)             229            (218)
 Accrual of bond discount/
  amortization of bond
  premium                           (378)             136             (670)           (579)
 Realized capital (gains)           (989)          (2,722)          (3,495)        (15,933)
                             -----------     ------------     ------------    ------------

Net cash provided by
 operating activities             64,984           74,460          187,882         281,889
                             -----------     ------------     ------------    ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Proceeds from fixed
 maturities matured/called
 - held to maturity                  -                -                -             2,155
Proceeds from fixed
 maturities matured/called
 - available for sale             38,289          (97,702)         108,915         105,449
Proceeds from fixed
 maturities sold -
 available for sale               30,724          256,270          348,395         843,334
Proceeds from equity
 securities sold                  11,213            9,609           18,200          57,234
Proceeds from other
 invested assets sold                834              -              7,505           1,082
Cost of fixed maturities
 acquired - available
 for sale                       (104,224)        (229,464)        (635,323)     (1,253,926)
Cost of equity securities
 acquired                        (11,006)         (13,968)         (19,193)        (37,209)
Cost of other invested
 assets acquired                    (868)            (655)          (1,313)            -
Net (purchases) sales of
 short-term securities            (4,615)          55,145          (28,203)         20,205
Net increase (decrease)
 in unsettled securities
 transactions                     (7,977)         (22,117)            (704)          5,626
                             -----------     ------------     ------------    ------------

Net cash used in
 investing activities            (47,630)         (42,882)        (201,721)       (256,050)
                             -----------     ------------     ------------    ------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Acquisition of treasury
 stock net of reissuances         (8,129)             (64)          (8,171)           (828)
Common stock issued during
 the period                          543              549              610             612
Dividends paid to
 stockholders                     (2,525)          (2,019)          (7,573)         (6,057)
Net increase in collateral
 for loaned securities            13,376              -             45,129             -
                             -----------     ------------     ------------    ------------

Net cash provided by
 (used in) financing
 activities                        3,265           (1,534)          29,995          (6,273)
                             -----------     ------------     ------------    ------------

EFFECT OF EXCHANGE RATE
 CHANGES ON CASH                   4,583           (5,725)           5,811          (9,862)
                             -----------     ------------     ------------    ------------

Net increase in cash              25,202           24,319           21,967           9,704

Cash, beginning of period         48,343           37,980           51,578          52,595
                             -----------     ------------     ------------    ------------
Cash, end of period          $    73,545     $     62,299     $     73,545    $     62,299
                             ===========     ============     ============    ============

SUPPLEMENTAL CASH FLOW
 INFORMATION
Cash transactions:
Income taxes paid, net       $    11,309     $      6,390     $     45,003    $     43,799
Non-cash financing
 transaction:
Issuance of common stock     $        50     $       (318)    $        229    $       (218)



The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

1.       GENERAL

The consolidated financial statements of Everest Reinsurance Holdings Inc. (the "Company") for the three months and nine months ended September 30, 1998 and 1997 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of results on an interim basis. Certain financial information which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been omitted since it is not required for interim reporting purposes. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the three months and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 1997, 1996 and 1995.

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

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

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

The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the three months and nine months ended September 30, 1998 and 1997:


                          Three Months Ended            Nine Months Ended
                             September 30,                September 30,
                          1998          1997            1998          1997
                       ------------------------      ------------------------

Gross Basis:
Beginning of period
 reserves              $ 466,568      $ 426,594      $ 446,132      $ 423,336
Incurred losses              522         11,361         37,242         40,023
Paid losses               (8,995)        (7,988)       (25,279)       (33,392)
                       ---------      ---------      ---------      ---------

End of period
 reserves              $ 458,095      $ 429,967      $ 458,095      $ 429,967
                       =========      =========      =========      =========


Net Basis:
Beginning of period
 reserves              $ 252,892      $ 203,420      $ 212,376      $ 199,557
Incurred losses              -              807          2,222          1,268
Paid losses               (4,785)         5,766         33,509          9,168
                       ---------      ---------      ---------      ---------

End of period
 reserves              $ 248,107      $ 209,993      $ 248,107      $ 209,993
                       =========      =========      =========      =========

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

At September 30, 1998, the gross reserves for asbestos and environmental losses were comprised of $141,139 representing case reserves reported by ceding companies, $58,140 representing additional case reserves established by the Company on assumed reinsurance claims, $44,966 representing case reserves established by the Company on direct excess insurance claims and $213,850 representing incurred but not reported ("IBNR") reserves. To the extent loss reserves on assumed reinsurance need to be increased and were not ceded to unaffiliated reinsurers under existing reinsurance agreements, the Company would be entitled to certain reimbursements under the Stop Loss Agreement. To the extent loss reserves on direct excess insurance policies needed to be increased and were not ceded to unaffiliated reinsurers under existing reinsurance agreements, the Company would be entitled to 100% protection from Gibraltar under a retrocessional agreement in place since 1986. While there can be no assurance that reserves for and losses from these claims would not increase in the future, management believes that the Company's existing reserves and ceded reinsurance arrangements, including reimbursements available under the Stop Loss Agreement, lessen the probability that such increases, if any, would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

The Company is also named in various legal proceedings incidental to its normal business activities. In the opinion of management, none of these proceedings is likely to have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior, the Company, for a fee, accepted the claim payment obligation of the property and casualty insurer, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at September 30, 1998 was $139,176.

The Company has purchased annuities from an unaffiliated life insurance company to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable. The estimated cost to replace such annuities at September 30, 1998 was $10,576.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)


3.       EARNINGS PER SHARE

Net income per common share has been computed as follows (Shares in thousands, except per share amounts):


                             Three Months Ended           Nine Months Ended
                                September 30,               September 30,
                              1998        1997            1998        1997
                           ----------------------      ----------------------

Net income (numerator)     $  42,126    $  38,432      $ 125,471    $ 117,234
                           =========    =========      =========    =========

Weighted average common
 and effect of dilutive
 shares used in the
 computation of net
 income per share:
   Average shares
    outstanding
    -basic (denominator)      50,465       50,466         50,475       50,475
   Effect of dilutive
    shares                       283          325            307          276
                           ---------    ---------      ---------    ---------
   Average shares
    outstanding
    -diluted
    (denominator)             50,748       50,791         50,782       50,751

Net income per common
 share:
 Basic                     $    0.83    $    0.76      $    2.49    $    2.32
 Diluted                        0.83         0.76           2.47         2.31


As of September 30, 1998 and 1997 options to purchase 745,000 and 337,750 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share for the three month and nine month periods ended on such dates, because the options' exercise price was greater than the average market price of the common shares during the period.


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

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

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

The Company's other comprehensive income is comprised as follows:


                               Three Months Ended          Nine Months Ended
                                  September 30,               September 30,
                               1998          1997          1998          1997
                             ----------------------      ----------------------

Net unrealized appreciation
 (depreciation) of
 investments, net of
 deferred income taxes       $  29,355    $  45,959      $  44,089    $  55,542
Cumulative translation
 adjustments, net of
 deferred income taxes          (2,261)        (847)        (3,588)      (5,389)
                             ---------    ---------      ---------    ---------
Other comprehensive
 income/(loss), net of
 deferred income taxes       $  27,094    $  45,112      $  40,501    $  50,153
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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 1999. Management believes that the statement will not have a material impact on the financial position of the Company.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)


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

PART I - ITEM 2


                       EVEREST REINSURANCE HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

   PREMIUMS. Gross premiums written decreased 4.7% to $272.4 million in the three months ended September 30, 1998 from $285.8 million in the three months ended September 30, 1997 as the Company continued to maintain a cautious approach to increasingly competitive market conditions. Factors contributing to this decrease include a 14.1% decrease (to $32.9 million) in marine, aviation and surety operations, a 13.5% decrease (to $32.2 million) in U.S. direct treaty reinsurance and insurance operations, a 5.6% decrease (to $91.4 million) in international operations and a 1.8% decrease (to $20.5 million) in U.S. facultative operations reflecting the highly competitive conditions in these markets. These losses were partially offset by a 3.1% increase (to $95.4 million) in U.S. broker treaty operations, attributable to growth in accident and health and non-standard auto business.

   Ceded premiums increased to $14.4 million in the three months ended September 30, 1998 from $9.9 million in the three months ended September 30, 1997. This increase was principally attributable to reinstatement premiums on corporate catastrophe reinsurance protections and increases in the Company's contract specific retrocessions.

  Net premiums written decreased by 6.5% to $258.0 million in the three months ended September, 1998 from $275.9 million in the three months ended September 30, 1997 consistent with the decrease in gross premiums written and the increase in ceded premiums.

   REVENUES. Net premiums earned decreased by 2.3% to $265.2 million in the three months ended September 30, 1998 from $271.5 million in the three months ended September 30, 1997, generally consistent with the decrease in net premiums written and changes in the Company's mix of business during the preceding twelve months.

    Net investment income increased 4.7% to $60.7 million in the three months ended September 30, 1998 from $57.9 million in the three months ended September 30, 1997, principally reflecting the effect of investing the $282.4 million of cash flow from operations in the twelve months ended September 30, 1998. The annualized pre-tax yield on average cash and invested assets decreased to 5.9% in the three months ended September 30, 1998, from the 6.2% yield in the three months ended September 30, 1997, reflecting an increasing orientation to tax preferenced fixed maturity investments and a generally lower interest rate environment.

   Net realized capital gains were $1.0 million in the three months ended September 30, 1998, reflecting realized capital gains on the Company's investments of $1.6 million which were partially offset by $0.6 million of realized capital losses, compared to net realized capital gains of $2.7 million in the three months ended September 30, 1997. The net realized capital gains in the three months ended September 30, 1997 reflected realized capital gains of $3.6 million which were partially offset by $0.9 million of realized capital losses. The realized capital gains in both periods mainly arose from activity in the Company's portfolio of equity securities. The realized capital losses in the three months ended September 30, 1998 mainly arose from activity in the Company's portfolio of equity securities, whereas the realized capital losses in the three months ended September 30, 1997 mainly arose from activity in the Company's fixed maturities portfolio.

   EXPENSES. Incurred losses and loss adjustment expenses ("LAE") decreased by 7.0% to $189.9 million in the three months ended September 30, 1998 from $204.2 million in the three months ended September 30, 1997. Catastrophe losses include the impact of both current period events and favorable and unfavorable loss development on prior period events and are net of reinsurance. Catastrophe losses in the three months ended September 30, 1998 were $10.1 million compared with $6.0 million in the three months ended September 30, 1997. The Company's loss and LAE ratio decreased by 3.6 percentage points to 71.6% in the three months ended September 30, 1998 from 75.2% in the three months ended September 30, 1997, principally as a result of changes in the Company's mix of business, including the impact of certain reinsurance treaties with lower expected losses and higher ceding commissions partially offset by an increase in catastrophe losses. Net incurred losses and LAE for the three months ended September 30, 1998 reflected ceded losses and LAE of $4.4 million, including recoveries on corporate catastrophe reinsurance protections partially offset by an $8.1 million reduction in losses ceded under the Stop Loss Agreement, compared to ceded losses and LAE of $20.5 million in the three months ended September 30, 1997, including $11.1 million ceded under the Stop Loss Agreement.

  Underwriting expenses increased by 9.3% to $83.8 million in the three months ended September 30, 1998 from $76.7 million in the three months ended September 30, 1997. Commission, brokerage, taxes and fees increased by $7.8 million, principally relating to the impact of the previously noted changes in the business mix. Other underwriting expenses decreased by $0.6 million. The Company had 380 employees at September 30, 1998 including 25 employees in the agency operations acquired on June 30, 1998, compared to 381 employees at September 30, 1997. The Company's expense ratio was 31.6% in the three months ended September 30, 1998 compared to 28.2% in the three months ended September 30, 1997.

    The Company's combined ratio decreased to 103.2% in the three months ended September 30, 1998 compared to 103.5% in the three months ended September 30, 1997.

    INCOME TAXES. The Company recognized income tax expense of $11.5 million in the three months ended September 30, 1998 compared to $12.4 million in the three months ended September 30, 1997. The principal cause of this change was the decrease in net realized capital gains.

    NET INCOME. Net income was $42.1 million in the three months ended September 30, 1998 compared to $38.4 million in the three months ended September 30, 1997. This mainly reflected the improvement in underwriting results and an increase in net investment income offset by a decrease in net realized capital gains.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

   PREMIUMS. Gross premiums written increased 1.0% to $792.9 million in the nine months ended September 30, 1998 from $785.0 million in the nine months ended September 30, 1997 as the Company continued to maintain a cautious approach to increasingly competitive market conditions. Factors contributing to this increase included a 28.6% increase (to $274.1 million) in U.S. broker treaty operations, principally attributable to growth in accident and health, non-standard auto and workers compensation business and a 6.4% increase (to $133.0 million) in U.S. direct treaty reinsurance and insurance operations, attributable to assumed portfolio reinsurance transactions. These gains were partially offset by a 20.2% decrease (to $92.5 million) in marine, aviation and surety operations, a 12.1% decrease (to $237.6 million) in international operations and a 8.1% decrease (to $55.8 million) in U.S. facultative operations reflecting the highly competitive conditions in these markets.

   Ceded premiums increased to $36.7 million in the nine months ended September 30, 1998 from $29.2 million in the nine months ended September 30, 1997. This increase was principally attributable to an increase in the Company's contract specific retrocessions.

  Net premiums written increased by 0.1% to $756.3 million in the nine months ended September 30, 1998 from $755.8 million in the nine months ended September 30, 1997 reflecting the growth in gross premiums written and partially offset by the increase in ceded premiums.

   REVENUES. Net premiums earned increased by 2.9% to $771.3 million in the nine months ended September 30, 1998 from $749.5 million in the nine months ended September 30, 1997, primarily due to changes in the Company's mix of business and generally consistent with the growth in net premiums written during the preceding twelve months.

    Net investment income increased 8.2% to $183.2 million in the nine months ended September 30, 1998 from $169.3 million in the nine months ended September 30, 1997, reflecting the effect of investing the $282.4 million of cash flow from operations in the twelve months ended September 30, 1998. The annualized pre-tax yield on average cash and invested assets decreased to 6.1% in the nine months ended September 30, 1998, from the 6.2% in the nine months ended September 30, 1997, reflecting a continuing orientation to tax preferenced fixed maturity investments and the generally lower interest rate environment.

   Net realized capital gains were $3.5 million in the nine months ended September 30, 1998, reflecting realized capital gains on the Company's investments of $8.3 million which were partially offset by $4.8 million of realized capital losses, compared to net realized capital gains of $15.9 million in the nine months ended September 30, 1997, The net realized capital gains in the nine months ended September 30, 1997 reflected realized capital gains of $24.4 million which were partially offset by $8.5 million of realized capital losses. The realized capital gains in both periods mainly arose from activity in the Company's portfolio of equity securities, including, in 1997, a $14.0 million realized capital gain on the sale of the Company's investment in the common stock of Corporacion MAPFRE S.A. ("MAPFRE"), an insurance group in Spain, whereas the realized capital losses in both periods mainly arose from activity in the Company's fixed maturities portfolio.

    EXPENSES. Incurred losses and LAE increased by 2.3% to $564.0 million in the nine months ended September 30, 1998 from $551.3 million in the nine months ended September 30, 1997. Catastrophe losses in the nine months ended September 30, 1998 were $17.1 million compared with $6.0 million in the nine months ended September 30, 1997. The Company's loss and LAE ratio decreased by 0.5 percentage points to 73.1% for the nine months ended September 30, 1998 from 73.6% in the nine months ended September 30, 1997, principally as a result of changes in the Company's mix of business, partially offset by higher catastrophe losses. Net incurred losses and LAE for the nine months ended September 30, 1998 reflected ceded losses and LAE of $39.6 million, including $11.9 million ceded under the Stop Loss Agreement, compared to ceded losses and LAE of $52.8 million in the nine months ended September 30, 1997, including $25.0 million ceded under the Stop Loss Agreement.

  Underwriting expenses increased by 1.9% to $234.0 million in the nine months ended September 30, 1998 from $229.7 million in the nine months ended September 30, 1997. Commission, brokerage, taxes and fees increased by $5.8 million, principally reflecting changes in the Company's business mix. Other underwriting expenses decreased by $1.5 million, reflecting the impact of the Company's continuing expense reduction initiatives. The Company's expense ratio was 30.3% in the nine months ended September 30, 1998 compared to 30.6% in the nine months ended September 30, 1997.

    The Company's combined ratio decreased to 103.5% in the nine months ended September 30, 1998 from 104.2% in the nine months ended September 30, 1997.

   INCOME TAXES. The Company recognized income tax expense of $37.2 million in the nine months ended September 30, 1998 compared to $40.1 million in the nine months ended September 30, 1997. The principal cause of this change was the change in the relationship of tax exempt income to pre-tax income resulting from the continuing orientation to tax preferenced fixed maturity investments and the decrease in capital gains.

    NET INCOME. Net income was $125.5 million in the nine months ended September 30, 1998 compared to $117.2 million in the nine months ended September 30, 1997. This improvement mainly reflected improved underwriting results and an increase in investment income partially offset by a decrease in realized capital gains.


FINANCIAL CONDITION

    INVESTED ASSETS. Aggregate invested assets, including cash and short-term investments, were $4,411.0 million at September 30, 1998 and $4,163.3 million at December 31, 1997. The increase in invested assets between December 31, 1997 and September 30, 1998 resulted primarily from cash flow from operations of $187.9 million generated during the nine months ended September 30, 1998, a $45.1 million increase in collateral for loaned securities and an increase of $71.3 million in net appreciation on investments.

    LIQUIDITY.   The    Company's    liquidity    requirements    are   met   on
both a short- and long-term basis by funds provided by premiums collected, investment income and collected reinsurance receivables balances, and from the sale and maturity of investments. The
Company's net cash flows from operating activities were $187.9 million and $281.9 million in the nine months ended September 30, 1998 and 1997, respectively. Recoveries under the Company's Stop Loss Agreement with Gibraltar contributed $40.0 million and $88.7 million of such net cash flows in the nine months ended September 30, 1998 and 1997, respectively. Through September 30, 1998 cessions under the Stop Loss Agreement have aggregated $197.2 million with remaining limits available of $177.8 million as respects the next $197.6 million of adverse development.

    Proceeds and applications from sales and acquisitions of investment assets were $483.0 million and $684.7 million, respectively, in the nine months ended September 30, 1998, compared to $1,035.1 million and $1,291.1 million, respectively, in the nine months ended September 30, 1997 reflecting reduced disposition and reinvestment activity. The Company's current investment strategy seeks to maximize after-tax income through a high quality, diversified, duration sensitive, taxable bond and tax-exempt municipal bond portfolio, while maintaining an adequate level of liquidity.

    In May 1998, the Company renewed its 364 day revolving line of credit with First Union National Bank. This credit facility, which will be used for liquidity and general corporate purposes, provides for the borrowing of up to $50 million. There have been no borrowings under this facility. The credit facility agreement continues to require that Everest Re maintain statutory surplus of not less than $575 million and that the Company not allow its ratio of certain debt to capital to be greater than a specified amount.

     STOCKHOLDERS' EQUITY. The Company's stockholders' equity increased to $1,458.6 million as of September 30, 1998, from $1,307.5 million as of December 31, 1997 principally reflecting net income of $125.5 million for the nine months ended September 30, 1998 and an increase of $44.1 million in unrealized appreciation on investments, net of deferred taxes. Dividends of $7.6 million were declared and paid by the Company in the nine months ended September 30, 1998. During the third quarter, the Company repurchased 221,200 shares of its stock at an average price of $36.89 per share.

    YEAR 2000 ISSUES. Many computers, software programs and microprocessors embedded in certain equipment (collectively, "systems") were designed to accommodate only two-digit date fields to represent a given year (e.g., "98" represents 1998). It is possible that such systems will not be able to accurately process data containing information relating to dates before, during or after the year 2000. It is also possible that such systems could fail entirely, although in many instances the consequences of a system not being "year 2000 compliant" are unknown. The "year 2000 issue" has the potential to affect the Company through (i) the disruption of the processing of business and general corporate transactions, both at the Company and between the Company and other business entities with which it interacts, and (ii) claims which may be brought asserting that costs associated with the issue may be covered under insurance or reinsurance contracts in which the Company participates.

READINESS. The Company has been actively engaged in a project to mitigate the potential effects of the year 2000 issue. For each segment of its  internal  computer  processing  environment  (mainframe,  midrange  and  PC equipment), the Company has a multi-phase plan that involves (a) the identification and assessment of year 2000 compliance, (b) the design and development of remedies (including the replacement of non-compliant systems if needed), (c) testing of year 2000 readiness and (d) the implementation of fully integrated year 2000-compliant processing.

The assessment phase is complete, and many of the Company's systems are already year 2000-compliant. For those that are not yet compliant, steps are being taken to upgrade or replace them. With the exception of one non-critical application, which will be replaced in the third quarter of 1999, all processing/reporting systems are currently planned to be compliant by March 31, 1999. Testing has been ongoing and will continue as the remaining systems are brought into compliance.

Although the Company has devoted significant efforts to assessing and upgrading its systems, most of the Company's computerized systems have been developed and maintained by third-party vendors, and the Company is thus dependent in large part on the efforts of those vendors. In many cases the involved systems have already been made compliant. In other cases the Company continues to communicate with the vendors regarding their plans for making the involved systems compliant. On the basis of those communications, the Company believes that those vendors have a critical business need to make their products compliant and are exercising their best efforts to make their products fully compliant.

In addition to addressing hardware/software information technology ("IT"), the Company has also been assessing year 2000 issues with respect to non-IT systems such as telephones and various building services which may rely on embedded microprocessors. Although failure of non-IT systems such as telephone service could disrupt the Company's business, the Company's communications with the relevant vendors have not identified any significant year 2000 problems.

The Company's plan also addresses potential year 2000 issues related to the processing of transactions with its external business contacts, including business partners (e.g., ceding companies) and service providers (e.g., banks). The Company has actively surveyed its significant business partners and service providers concerning their compliance status. The information received to date has not identified any significant barriers to year 2000 compliance, and the Company believes that these entities will be sufficiently compliant that the year 2000 issue will not cause material disruption to the Company's business.

COSTS. The Company's historical and expected future costs to make its systems year 2000 compliant are not material. The total expected out-of-pocket costs of the year 2000 effort are approximately $0.6 million, of which approximately $0.2 million had been incurred as of September 30, 1998.

RISKS. The Company does not rely on computer-dependent transactions to the same extent as many other businesses. However, in the event that the Company's internal processing environment could not be made year 2000-compliant, or in the event that significant business partners or service providers or other business entities experienced serious year 2000 problems, the Company could experience disruption in its business. Such disruption could conceivably take several forms: (a) having to compile information and process transactions manually, (b) if compliance problems persisted, impairing the Company's ability to receive premiums from and make claim payments to its ceding companies, (c) impairing the Company's ability to obtain information about its investments or (d) impairing the value of the Company's fixed maturity and equity investments, if the entities underlying those investments themselves have substantial year 2000 costs, liabilities or disruptions. Any or all of the types of possible disruptions in such a "worst case scenario" could materially increase the cost of doing business, could impair the Company's ability to make required regulatory filings and could materially affect the Company's results of operations, liquidity or financial condition. However, based upon current information, the Company does not expect such scenarios to occur and does not expect material disruption to its business.

CONTINGENCY PLANS. Although it has considered various scenarios concerning the possible effects of the year 2000 issue, the Company does not yet have formal contingency plans relating to either its internal processing environment or its external business contacts. As it completes the upgrading and testing of non-compliant systems and continues to monitor the status of its important external contacts into early 1999, the Company will develop contingency plans as necessary for mission-critical systems and relationships.

POTENTIAL CLAIMS EXPOSURE. It is possible that individuals or entities which experience business disruption, increased costs or other problems associated with the year 2000 issue may assert claims against their own insurance carrier to recover such costs or against other entities for damages, which entities may in turn assert that such potential damages are covered by insurance. It is not yet possible to determine whether any such claims will be made against insurers, whether such claims will be held to have merit or whether any such claims may be made against insurance or reinsurance contracts in which the Company participates. With respect to prospective business, the Company works with brokers and ceding companies to attempt to determine whether prospective or existing business written carries potential year 2000 exposures. If the ceding company, in the Company's opinion, is adequately underwriting the exposures, the Company may not exclude such exposures from its contracts. If the ceding company is not adequately addressing the issue, the Company will attempt to exclude those exposures from its contracts or non-renew those contracts. There can be no assurance, however, that such business will be completely free of potential exposure to claims related to the year 2000 issue.

    EURO CONVERSION. On January 1, 1999 eleven of the fifteen member countries of the European Union (the "participating countries") are scheduled to establish fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the Euro. The participating countries have agreed to adopt the Euro as their common legal currency, to issue sovereign debt exclusively in the Euro and to redenominate outstanding sovereign debt. Between January 1, 1999 and January 1, 2002 (the "transition period") the legacy currencies are scheduled to remain legal tender in the participating countries. During the transition period, public and private parties may pay for goods and services using either the Euro or the participating country's legacy currency. European Union regulations, among other matters, specify how legacy currencies convert to Euros. Beginning January 1, 2002, new Euro-denominated bills and coins will be issued and by July 1, 2002, the participating countries' legacy currencies will no longer be legal tender for any transactions. The Company has operations in Belgium and the United Kingdom, both members of the European Union; Belgium is scheduled to be a participating country on January 1, 1999.

The nature of the Company's reinsurance business and its investments is such that the Company does not expect the impact of the Euro conversion to be material to the Company's business, operations or financial condition. Although systems which support the Company's United Kingdom and Belgian operations require modifications to enable conversion of legacy currency historical data and to accommodate conversions in accordance with European Union requirements, which modifications the system vendor is investigating, a failure of the vendor to modify the system is not expected to be material to the Company's business, operations or financial condition. The Company has not yet determined when it will convert the functional currency for its Belgian operation to the Euro.

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

Part II - ITEM 2.  CHANGES IN SECURITIES

c)        Information required by Item 701 of Regulation S-K:

          (a) On July 1, 1998, 1,040 common shares of the Company (previously held as treasury shares) were distributed.

          (b) The securities were distributed to the Company's four non-employee directors.

          (c) The  securities  were  issued  as compensation to the non-employee
              directors  for  services   rendered  to  the  Company  during  the
              second quarter of 1998.

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

          (e) Not applicable.


Part II - ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit Index:

EXHIBIT NO.    DESCRIPTION                                   LOCATION
-----------    -----------                                   --------

4.1            Rights Agreement, dated  as of September 24,  Incorporated herein
               between  Everest  Reinsurance Holdings, Inc.  by   reference   to
               and First Chicago Trust Company of New York,  Exhibit 4.1  to the
               as  Rights   Agent.  The  Rights   Agreement  Form 8-K  filed  on
               includes as exhibits thereto the form of September 28, 1998 Certificate of Designation specifying the terms of the Preferred  Shares  and the form
               of Right Certificate. Pursuant to the Rights
               Agreement,  printed  Right Certificates will
               not be mailed  until as soon as  practicable
               after the earlier of (i) the tenth day after
               public announcement that a person  or  group
               has  acquired,  or  obtained  the  right  to
               acquire, beneficial ownership of 15% or more
               of the outstanding shares of Common Stock or
               (ii)  the  tenth   business  day  after  the
               commencement of, or the announcement of an intention to commence, a tender or exchange offer the onsummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding shares of Common Stock

*10.24         Senior Executive Change of Control Plan       Filed herewith

11.1           Statement regarding computation of per-share
               earnings                                      Filed herewith

21.1           Subsidiaries of the Registrant                Filed herewith

27             Financial Data Schedule                       Filed herewith

------------------
*Management contract or compensatory plan or arrangement.


b) Reports on Form 8-K:

   A report on Form 8-K dated  September  28, 1998 was filed  on  September  28,
   1998 reporting that the Company declared a dividend of one preferred share purchase right for each outstanding share of common stock of the Company.

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

                                      Everest Reinsurance Holdings, Inc.
                                                (Registrant)






                                      - By: /s/ Stephen L. Limauro
                                                --------------------------
                                      Stephen L. Limauro
                                      Duly Authorized Officer, Vice President
                                       and Comptroller









Dated:  November 9, 1998