Form 10-K405
period 1998-12-31
EVEREST REINSURANCE HOLDINGS INC
filed 1999-03-24
CIK 914748

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

For the fiscal year ended December 31, 1998       Commission file number 1-13816

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value on March 9, 1999 of the voting stock held by non-affiliates of the registrant was $1,685 million.

         At March 9, 1999, the number of shares outstanding of the registrant's common stock was 49,656,940.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Items 10, 11, 12, and 13 of Form 10-K is incorporated by reference into Part III hereof from the registrant's proxy statement for the 1999 Annual Meeting, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 1998.

================================================================================

TABLE OF CONTENTS

ITEM                                                                       PAGE
----                                                                       ----

PART I

 1.   Business ...........................................................    1
 2.   Properties .........................................................   23
 3.   Legal Proceedings ..................................................   23
 4.   Submission of Matters to a Vote of Security Holders ................   23

PART II

 5.   Market for Registrant's Common Equity and Related
       Stockholder Matters ...............................................   23
 6.   Selected Financial Data ............................................   24
 7.   Management's Discussion and Analysis of Financial
       Condition and Results of Operation ................................   26
 7A.  Quantitative and Qualitative Disclosures About
       Market Risk .......................................................   38
 8.   Financial Statements and Supplementary Data ........................   38
 9.   Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure ...............................   38

PART III

10.   Directors and Executive Officers of the Registrant .................   39
11.   Executive Compensation .............................................   39
12.   Security Ownership of Certain Beneficial Owners
       and Management ....................................................   39
13.   Certain Relationships and Related Transactions .....................   39

PART IV

14.   Exhibits, Financial Statement Schedules, and
       Reports on Form 8-K ...............................................   39

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


ITEM 1.  BUSINESS

THE COMPANY
Everest Reinsurance Holdings, Inc., a Delaware corporation, was established in 1993 to serve as the parent holding company of Everest Reinsurance Company (formed in 1973), a property and casualty reinsurer. Until October 6, 1995, the Company was an indirect wholly-owned subsidiary of The Prudential Insurance Company of America ("The Prudential"). On October 6, 1995, The Prudential sold its entire interest in Holdings' shares of common stock in an initial public offering (the "IPO").

Holdings, through its wholly-owned subsidiary, Everest Re, underwrites property and casualty reinsurance on a treaty and facultative basis for insurance and reinsurance companies in the United States and selected international markets. Everest Re writes reinsurance both through brokers and directly with ceding insurance companies, giving it the flexibility to pursue business regardless of the ceding company's preferred reinsurance purchasing method. Everest Re and its subsidiaries also write primary insurance. The Company had gross premiums written in 1998 of $1,045.9 million and stockholders' equity at December 31, 1998 of $1,479.2 million and Everest Re had statutory surplus at December 31, 1998 of $1,059.4 million. Based on industry data at December 31, 1998 published by the Reinsurance Association of America ("RAA"), Everest Re is the sixth largest reinsurance company in the United States, ranked by statutory surplus and is rated "A+" ("Superior") by A.M. Best, an independent insurance industry rating organization which rates insurance companies on factors of concern to policyholders.

Everest Re has four direct subsidiaries: Everest Re Holdings, Ltd. ("Everest Ltd.") Everest National Insurance Company ("Everest National", formerly Prudential National Insurance Company), Everest Insurance Company of Canada
("Everest Canada") and Everest Indemnity Insurance Company ("Everest Indemnity"). Everest Ltd., a Bermuda company, was formed by Everest Re in 1998. Following its formation, Everest Re contributed to Everest Ltd. its ownership of Everest Re Ltd., a United Kingdom company which was previously authorized to engage in the reinsurance business in the United Kingdom and, prior to January 1, 1997, which reinsured risks worldwide. In 1996, Everest Re obtained authorization to engage in the reinsurance business in the United Kingdom, and the operations of Everest Re Ltd. were converted to branch operations of Everest Re, effective January 1, 1997. The assets of Everest Re Ltd. have been transferred  to Everest  Ltd.  and  Everest Re Ltd.  is in the  process of being dissolved. Everest National, an Arizona insurance company, is licensed in 42 states and the District of Columbia and writes primary insurance on an admitted basis. On December 31, 1996, Everest Re acquired Everest Canada (formerly OTIP/RAEO Insurance Company Inc.) from a subsidiary of The Prudential. All liabilities incurred before the acquisition date, including insurance obligations under expired and in-force business, were assumed by Prudential of America General Insurance Company (Canada), a subsidiary of The Prudential which was subsequently sold to Liberty Mutual Insurance Company, whereupon it was renamed Liberty Insurance Company of Canada. Everest Canada is federally licensed to write primary insurance under the Insurance Companies Act of Canada and licensed in all Canadian provinces and territories. In 1997, Everest Re formed Everest Indemnity, a Delaware insurance company, to engage in the excess and surplus lines insurance business in the United States. Everest Indemnity is licensed in Delaware and is eligible to write business in 37 states and the District of Columbia on a non-admitted basis.

In 1997, Holdings formed Mt. McKinley Managers, L.L.C. ("Mt. McKinley"), a New Jersey limited liability company, which is licensed as an insurance producer, including surplus lines authority, in New Jersey. In 1998, the Company acquired the assets of certain insurance agency operations in Alabama, Georgia and Texas, which previously produced business for Everest Re and Everest National. The continuing insurance agency operations are now carried on by subsidiaries of Mt. McKinley, WorkCare Southeast, Inc., an Alabama insurance agency and WorkCare Southeast of Georgia, Inc., a Georgia insurance agency. Pursuant to an agreement with Everest National, the WorkCare companies produce business for Everest National.

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


BUSINESS STRATEGY
The Company's business strategies include effective management of the underwriting cycle, management of catastrophe exposures and retrocessional costs and expense control. The underwriting strategies seek to capitalize on the Company's staff expertise and its flexibility to offer multiple products through multiple production sources in a cost efficient manner. Efforts to control expenses and to operate in a more cost efficient manner are a continuing focus of the Company.

The Company's products include the full range of property and casualty coverages, including marine, aviation, surety, errors & omissions liability ("E&O"), directors' & officers' liability ("D&O"), medical malpractice, other specialty lines, accident and health, workers compensation, non-standard auto and loss portfolios. The Company's distribution channels include both the direct and broker reinsurance markets, international and domestic markets, reinsurance, both treaty and facultative, and insurance, both admitted and non-admitted.

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

The Company's underwriting strategy also emphasizes flexibility and responsiveness to changing market conditions, such as increased demand or favorable pricing trends. Management believes that Everest Re's existing strengths, including its broad underwriting expertise, international presence and substantial capital, facilitate adjustments to its mix of business geographically, by line of business and by type of coverage, allowing it to capitalize on those market opportunities that provide the greatest potential for underwriting profitability. The Company's primary insurance infrastructure further facilitates this strategy by allowing the Company to develop business that requires the Company to issue primary insurance policies. The Company will also continue to carefully monitor its mix of business to avoid inappropriate concentrations of geographic or other risk.

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

SEGMENT INFORMATION
The Company, through its subsidiaries, operates as a single segment focusing on the coverage of property and casualty risks using an approach which emphasizes central control and coordination of critical business elements. The Company's product is distributed globally through multiple markets and distribution channels including insurance and reinsurance, originated on a broker, direct and program manager basis, accepting primary, proportional and excess layers, treaty and facultative arrangements, covering virtually all lines of business. The management approach of the Company is to focus on the enterprise's overall profitability as opposed to an analysis of the stand alone profitability results of any unit.

MARKETING
The Company writes its business on a worldwide basis for many different customers and for many lines of property and casualty business. Its products provide a broad array of coverages. The Company is not materially dependent on any single customer, small group of customers, line of business or geographical area. For the 1998 calendar year, no single customer generated more than 4.6% of the Company's gross premiums written. The Company does not believe that the reduction of business assumed from any one customer will have a materially adverse effect on its future financial condition or results of operations due to the Company's competitive position in the market place and the continuing availability of other sources of business.

Approximately 68.5% and 31.5% of Everest Re's 1998 gross premiums written were written in the broker and direct markets, respectively. Everest Re's ability to write reinsurance both through brokers and directly with ceding companies gives it the flexibility to pursue business regardless of the ceding company's preferred reinsurance purchasing method.

The reinsurance broker market consists of several substantial national and international brokers and a number of smaller specialized brokers. Brokers do not have the authority to bind Everest Re with respect to reinsurance agreements, nor does Everest Re commit in advance to accept any portion of the business that brokers submit to it. Reinsurance business from any ceding company, whether new or renewal, is subject to acceptance by Everest Re. Brokerage fees generally are paid by reinsurers. The Company's largest ten brokers accounted for an aggregate of approximately 51.8% of gross premiums written in 1998 with the two largest brokers accounting for approximately 17.0% and 8.3%, respectively, of gross premiums written. The Company does not believe that the reduction of business assumed from any one broker will have a materially adverse effect on the Company due to its competitive position in the market place, relationships with ceding companies and the continuing availability of other sources of business.

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


UNDERWRITING OPERATIONS
The following table presents the distribution of Everest Re's gross premiums written by its U.S. broker treaty, U.S. direct treaty reinsurance and insurance, marine, aviation and surety, U.S. facultative and international operations for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, classified according to whether such premium is derived from property or casualty business and whether it represents pro rata or excess of loss business:

                                             GROSS PREMIUMS WRITTEN BY UNDERWRITING UNIT


                                                       YEARS ENDED DECEMBER 31,
                      ---------------------------------------------------------------------------------------
                              1998              1997              1996              1995            1994
                      ---------------------------------------------------------------------------------------
(Dollars In Millions)     $         %        $        %        $        %       $        %        $       %
                      ---------------------------------------------------------------------------------------
U.S. Broker Treaty
  Property
    Pro Rata(1)       $    59.0     5.6% $    62.8    5.8% $    45.4    4.4% $  51.7     5.4% $   59.7    6.3%
    Excess                 41.3     3.9       53.3    5.0       60.4    5.8     59.0     6.2      53.9    5.7
  Casualty
    Pro Rata(1)           110.9    10.6       84.6    7.9       63.4    6.1     18.5     1.9      29.6    3.1
    Excess                149.0    14.2      124.3   11.6      137.5   13.2    122.6    12.9     113.5   11.9
                      ---------------------------------------------------------------------------------------
    Total(2)              360.2    34.4      325.0   30.2      306.8   29.4    251.8    26.5     256.6   26.9
                      ---------------------------------------------------------------------------------------
U.S. Direct Treaty
 Reinsurance and
 Insurance
  Property
    Pro Rata(1)             4.6     0.4       11.7    1.1       12.6    1.2      3.3     0.3       5.4    0.6
    Excess                  1.4     0.1        4.4    0.4        8.9    0.9      9.1     1.0      12.5    1.3
  Casualty
    Pro Rata(1)           148.6    14.2      128.0   11.9      114.5   11.0     99.8    10.5      83.2    8.7
    Excess                 14.6     1.4       14.3    1.3       12.5    1.2     10.0     1.1      38.6    4.0
                      ---------------------------------------------------------------------------------------
    Total(2)              169.2    16.2      158.4   14.7      148.6   14.2    122.2    12.9     139.7   14.7
                      ---------------------------------------------------------------------------------------
Marine, Aviation
 and Surety
  Property
    Pro Rata(1)            62.5     6.0       92.9    8.6       94.6    9.1     89.2     9.4      74.1    7.8
    Excess                 15.6     1.5       16.9    1.6       17.8    1.7     18.7     2.0      16.8    1.8
  Casualty
    Pro Rata(1)            39.3     3.8       45.4    4.2       43.1    4.1     53.0     5.6      66.0    6.9
    Excess                  3.0     0.3        6.4    0.6        5.6    0.5      6.0     0.6       4.8    0.5
                      ---------------------------------------------------------------------------------------
    Total(2)              120.4    11.5      161.6   15.0      161.1   15.4    166.9    17.6     161.7   17.0
                      ---------------------------------------------------------------------------------------
U.S. Facultative
  Property
    Pro Rata(1)             -       -          -      -          -      -        -       -         -      -
    Excess                 22.5     2.2       29.0    2.7       26.9    2.6     22.3     2.3      27.4    2.9
  Casualty
    Pro Rata(1)             -       -          -      -          -      -        -       -         -      -
    Excess                 49.0     4.7       53.4    5.0       61.8    5.9     46.6     4.9      39.3    4.1
                      ---------------------------------------------------------------------------------------
    Total(2)               71.5     6.8       82.4    7.7       88.7    8.5     68.8     7.2      66.7    7.0
                      ---------------------------------------------------------------------------------------
Total U.S.
  Property
    Pro Rata(1)           126.1    12.1      167.4   15.6      152.6   14.6    144.2    15.2     139.2   14.6
    Excess                 80.8     7.7      103.6    9.6      114.0   10.9    109.1    11.5     110.6   11.6
  Casualty
    Pro Rata(1)           298.8    28.6      258.0   24.0      221.1   21.2    171.3    18.0     178.8   18.8
    Excess                215.6    20.6      198.4   18.5      217.6   20.8    185.2    19.5     196.1   20.6
                      ---------------------------------------------------------------------------------------
    Total(2)              721.3    69.0      727.4   67.7      705.2   67.5    609.7    64.2     624.7   65.5
                      ---------------------------------------------------------------------------------------
International
  Property
    Pro Rata(1)           141.9    13.6      144.2   13.4      124.2   11.9    136.2    14.3     147.0   15.4
    Excess                 45.7     4.4       62.9    5.9       79.8    7.6     84.9     8.9      89.2    9.4
  Casualty
    Pro Rata(1)            93.4     8.9       99.2    9.2       90.5    8.7     66.4     7.0      49.6    5.2
    Excess                 43.6     4.2       41.3    3.8       44.4    4.3     52.3     5.5      42.7    4.5
                      ---------------------------------------------------------------------------------------
    Total(2)              324.6    31.1      347.6   32.4      338.8   32.5    339.8    35.8     328.5   34.5
                      ---------------------------------------------------------------------------------------
Total Company
  Property
    Pro Rata(1)           268.0    25.6      311.6   29.0      276.7   26.5    280.4    29.5     286.2   30.0
    Excess                126.5    12.1      166.5   15.5      193.8   18.6    194.0    20.4     199.8   21.0
  Casualty
    Pro Rata(1)           392.2    37.5      357.2   33.2      311.6   29.8    237.6    25.0     228.4   24.0
    Excess                259.2    24.8      239.7   22.3      261.9   25.1    237.5    25.0     238.8   25.1
                      ---------------------------------------------------------------------------------------
    Total(2)          $ 1,045.9   100.0% $ 1,075.0  100.0% $ 1,044.0  100.0% $ 949.5   100.0% $  953.2  100.0%
                      =======================================================================================

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

In 1998, $100.3 million of gross premiums written were attributable to domestic property business (which in 1998 and 1997 included accident and health business), of which 41.2% was written on an excess of loss basis and 58.8% was written on a pro rata basis. This unit utilizes sophisticated underwriting methods which management believes are necessary to analyze and price property business, particularly that segment of the property market which has catastrophe exposure. Accident and health underwriting utilizes both third party and proprietary actuarial pricing techniques.

Domestic casualty business accounted for $259.9 million of gross premiums written in 1998, of which 57.3% was written on an excess of loss basis and 42.7% was written on a pro rata basis. The treaty casualty portfolio consists principally of professional liability, directors' & officers' liability, workers' compensation, excess and surplus lines, and other liability coverages. As a result of the complex technical nature of most of these risks, the Company's casualty underwriters tend to specialize by line of business and work closely with the Company's pricing actuaries.

DIRECT TREATY REINSURANCE AND INSURANCE OPERATIONS. The Company's direct treaty reinsurance operation writes a full line of property and casualty business. In 1998, direct treaty business accounted for $90.6 million of gross premiums written, of which 17.7% was written on an excess of loss basis and 82.3% was written on a pro rata basis. The U.S. direct treaty underwriters target companies which place their business predominantly in the direct market, including small to medium sized regional ceding companies, and seek to develop long-term relationships with such companies. A broad array of coverages are offered.

In 1998, the Company's domestic insurance operation consisted of $78.6 million of gross premiums written primarily through Everest National, which is licensed in 42 states and the District of Columbia to write primary insurance. Everest National targets commercial property and casualty business written through agency relationships with program administrators. With respect to primary insurance written through such agents, the Company supplements the initial underwriting process with periodic claims and underwriting reviews.

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

Gross premiums written by the marine and aviation unit in 1998 totaled $68.6 million, substantially all of which was written on a treaty basis and 66.7% of which was sourced through reinsurance brokers. Marine treaties represented 38.3% of marine and aviation gross premiums written in 1998 and consisted of hull and liability coverage. Approximately 82.5% of the marine unit premiums in 1998 were written on a pro rata basis and 17.5% as excess of loss. Aviation premiums accounted for 61.7% of marine and aviation gross premiums written in 1998 and included reinsurance for airlines, general aviation and satellites. Approximately 92.9% of the aviation unit's premiums in 1998 were written on a pro rata basis and 7.1% as excess of loss.

In 1998, gross premiums written by the surety unit totaled $51.8 million. Approximately 78.9% of the surety unit premiums in 1998 were written on a pro rata basis and 21.1% on an excess of loss basis. Most of the portfolio is reinsurance of contract surety bonds written directly with ceding companies, with the remainder being credit reinsurance, mostly in international markets. The unit's strategy is to maintain long-term relationships with major surety and fidelity writers and to continue to expand its international business.

FACULTATIVE OPERATIONS. The Company's U.S. facultative unit conducts business both through brokers and directly with ceding companies. The U.S. facultative operations consist of three underwriting units representing property, casualty and specialty lines of business. Business is written from a facultative headquarters office in New York and satellite offices in Chicago and San Francisco. In 1998, $22.0 million, $25.2 million, and $24.3 million of gross premiums written were attributable to property, general casualty and specialty lines of business, respectively.

INTERNATIONAL. Everest Re's international operations are designed to enable it to capitalize on the growth opportunities in the international reinsurance market. The Company targets several international markets, including: Europe and the London market, which are serviced by branch operations in London and Brussels and a representative office in Moscow; Canada, with branch operations in Toronto; Asia and Australia, with branch operations in Hong Kong and Singapore; and Latin America, Africa and the Middle East, which business is serviced from Everest Re's New Jersey headquarters and Miami office. The Company also writes "home-foreign" business, which provides reinsurance on the international portfolios of U.S. insurers, from its headquarters in New Jersey. Approximately 57.8% of the gross premiums written by the Company's international underwriters in 1998 represented property business, while the balance represented casualty business. As with its U.S. operations, Everest Re's international operations focus on financially sound companies that have strong management and underwriting discipline and expertise. Approximately 67.0% of the Company's international business was written through brokers, with the remainder written directly with ceding companies.

In 1998, Everest Re's gross premiums written by its London and Brussels operations totaled $148.5 million and consisted of pro rata property (31.0%), excess property (21.1%), pro rata casualty (35.9%) and excess casualty (12.0%). Substantially all of the London and Brussels premiums consisted of treaty reinsurance. The Brussels office focuses on the continental European reinsurance markets, while the London office covers international business written through the London market. Gross premiums written in 1998 from the Brussels and London offices totaled $69.3 million and $79.2 million, respectively.

Gross premiums written by Everest Re's Canadian operation totaled $53.9 million in 1998 and consisted of pro rata property (5.0%), excess property (2.7%), pro rata multi-line (47.1%), excess casualty (35.7%) and primary insurance written by Everest Canada (9.5%). Approximately 67.6% of the Canadian premiums consisted of treaty reinsurance while 22.9% was facultative reinsurance and 9.5% was primary insurance.

Everest Re's Hong Kong and Singapore offices cover the Asian and Australian markets and accounted for $33.0 million of gross written premiums in 1998. This business consisted of pro rata property (86.1%), excess property (8.7%) and pro rata and excess casualty (5.2%).

International business written out of Everest Re's New Jersey and Miami offices accounted for $89.2 million of Everest Re's 1998 gross premiums written and consisted of pro rata treaty property (68.2%), pro rata treaty casualty (13.3%), excess treaty property (10.4%), excess treaty casualty (2.0%) and excess facultative property and casualty (6.1%). Of this international business 52.9% was sourced from Latin America, 23.7% was sourced from the Middle East, 2.3% was sourced from Europe, 5.6% was sourced from Africa, 1.0% was sourced from Asia and 14.5% was "home-foreign" business.

GEOGRAPHIC AREAS
The Company conducts its business both in the United States, its country of domicile, and in a number of foreign countries. For select financial information about geographic areas, see Note 13 of Notes to the Consolidated Financial Statements. Risks attendant to the foreign operations of the Company parallel those attendant to the United States operations of the Company, with the primary exception of foreign exchange risks. See ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Disclosure".

UNDERWRITING PROCESS
Everest Re offers ceding companies full service capability, including actuarial, claims, accounting and systems support, either directly or through the broker community. Everest Re's capacity for both casualty and property risks allows it to underwrite entire contracts or major portions thereof that might otherwise need to be syndicated among several reinsurers. Everest Re's strategy is to act as "lead" reinsurer in many of the reinsurance treaties it underwrites. The lead reinsurer on a treaty generally accepts one of the largest percentage shares of the treaty and is in a stronger position to negotiate price, terms and conditions than is a reinsurer which takes a smaller position. Management believes this strategy enables it to influence more effectively the terms and conditions of the treaties on which it participates. When Everest Re does not lead the treaty, it may still suggest changes to any aspect of the treaty. Everest Re may decline to participate in a treaty based upon its assessment of all relevant factors.

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

Management estimates that the Company's greatest catastrophe exposure worldwide from any single event is to hurricanes and earthquakes in the coastal regions of the United States, where Everest Re estimates it has a PML exposure, before reinsurance, of approximately $170 million in each such region based on its current book of business. Similarly, management estimates that the largest current PML exposure, before reinsurance, outside the United States is approximately $86 million. There can be no assurance that Everest Re will not experience losses from one or more catastrophic events that exceed, perhaps by a substantial amount, its estimated PML.

Underwriting guidelines have been established for each business unit. These guidelines place dollar limits on the amount of business that can be written based on a variety of factors, including ceding company, line of business, geographical location and risk hazards. In each case, those guidelines permit limited exceptions, which must be authorized by the Company's senior management.

Everest Re does not typically retrocede individual risks, but does, from time to time, purchase retrocessional protections where the underwriter deems it to be prudent to reinsure a portion of the specific risk being assumed. Everest Re also participates in "common account" retrocessional arrangements for certain reinsurance treaties. Common account reinsurance arrangements are arrangements whereby the ceding company purchases a cover for the benefit of the ceding company and its reinsurers on a reinsurance treaty. Common account retrocessional arrangements reduce the effect of individual or aggregate losses to all participating companies with respect to a reinsurance treaty, including the ceding company.

During 1998, Everest Re had purchased a three-layer property facultative retrocession program which provided $18 million of coverage in excess of $2 million of retained losses per facultative certificate. For 1999, this program was modified and renewed and provides $16.6 million part of $18 million of coverage in excess of $2 million of retained losses per facultative certificate. During 1998, Everest Re purchased three retrocessional workers' compensation excess of loss treaties which collectively provide $115 million of coverage in excess of $5 million of retained losses on accidental death and dismemberment claims resulting from a catastrophe loss. These retrocessional workers compensation treaties were renewed for 1999. During 1998, the
Company also purchased a workers' compensation reinsurance program which provided for statutory limits coverage in excess of $250,000 per occurrence on the Company's primary workers' compensation insurance business. For 1999, this program was renewed and provides for statutory limits coverage in excess of $75,000 per occurrence.

For 1999, the Company also purchases reinsurance covering certain primary insurance programs written by the Company, including an 85.0% quota share of primary California non-standard automobile business written by the Company. For the period October 1, 1998 through October 1, 1999, the Company purchased a 50% quota share of $1 million net retained liability and $4 million excess $1 million of automatic property facultative protection covering Texas property and casualty program business.

The Company also purchases catastrophe retrocessions covering the potential accumulation of all property exposures that may be involved in the same catastrophe, such as an earthquake or hurricane. During 1998, the Company's worldwide catastrophe retrocession program provided coverage of 75.0% of $112.5 million of losses in excess of a $25 million attachment point, net of inuring retrocessions, incurred on a per catastrophe and aggregate basis. The worldwide catastrophe retrocession program was cancelled by the retrocessionaire effective December 31, 1998.

For the period from May 15, 1998 through May 15, 1999, the Company's catastrophe retrocession program also provides coverage of 70.0% of $20.0 million per occurrence in excess of $10.0 million in losses incurred by the Company outside of the United States. And for the period from May 23, 1998 through May 23, 1999, the Company's catastrophe retrocession program provides coverage of 87.5% of $20.0 million per occurrence in excess of $30.0 million in losses incurred by the Company outside of the United States.

The Company also purchases a corporate level retrocession covering the potential accumulation of all exposures. During 1998, the Company purchased an accident year aggregate excess of loss retrocession agreement which provided up to $100.0 million of limit if Everest Re's statutory basis loss ratio exceeded 79.0% for the 1998 accident year. For 1999, the Company purchased an accident year aggregate excess of loss protection which provides up to $175.0 million of coverage if Everest Re's statutory basis accident year loss ratio exceeds a certain threshold and responds on an aggregate basis with respect to both property and casualty losses, including those arising from catastrophies. The attachment point is net of inuring retrocessions and includes adjustable premium provisions which effectively cause the Company to offset, on a pre-tax income basis, up to 52.5% of such ceded losses, depending upon the character of the underlying losses, through additional premiums. The maximum recovery is $175.0 million before giving effect to a maximum adjustable premium of $86.3 million.

Although the catastrophe and aggregate excess of loss retrocessions have terms which provide for additional premiums to be paid to the retrocessionaire in the event that losses are ceded, all aspects of the Company's retrocessional program have been structured to permit these agreements to be accounted for as reinsurance under Statement of Financial Accounting Standards ("SFAS") No. 113. If a single catastrophe were to occur in the United States that resulted in $170.0 million of gross losses and allocated loss adjustment expenses ("ALAE") in 1999, an amount equivalent to Everest Re's PML, management estimates that the effect, including additional premiums and retained losses and ALAE, on the Company's income before taxes would be $93 million. This pre-tax net loss estimate assumes that Everest Re's aggregate losses and ALAE for 1999 would exceed the threshold loss ratio requirement in the aggregate excess of loss cover by $170.0 million.

In addition, Everest Re continues to have coverage under an aggregate stop loss retrocession agreement (the "Stop Loss Agreement") purchased from Gibraltar Casualty Company ("Gibraltar"), an affiliate of The Prudential, in 1995. See "Stop Loss Agreement".

As of December 31, 1998, Everest Re had retrocessional arrangements with 432 retrocessionaires, and it carried as an asset $982.0 million in reinsurance receivables with respect to losses ceded to retrocessionaires, which, except for $142.0 million which is due from Gibraltar in the first quarter of 1999 under the terms of the Stop Loss Agreement, will not be due to Everest Re until Everest Re makes payment on the underlying claims. Of this amount, $563.3 million, or 57.4%, was receivable from Gibraltar, including the $142.0 million due under the Stop Loss Agreement ($266.5 million, net of collateral held and liability balances for which Everest Re has a contractual right of offset). An additional $150.0 million, or 15.3%, was receivable from Continental Insurance Company ("Continental"). No other retrocessionaire accounted for more than $25.0 million of Everest Re's receivables.

None  of  the  reinsurance  receivables from  Gibraltar  was  in dispute or more than  90  days  in  arrears,  with  the  exception  of  $63.0  million and $39.7 million  items,  which  Gibraltar  has  disputed.  The  $63.0  million  disputed amount, which is part of the $142.0 million due from Gibraltar in the first quarter, has been disputed pursuant to the Stop Loss Agreement and, in accordance with the terms of the Stop Loss Agreement, Gibraltar has secured the disputed amount. Gibraltar paid the $79.0 million remaining balance of the $142.0 million amount to Everest Re in the first quarter of 1999. Gibraltar has also disputed Everest Re's level of reserves previously ceded to and paid by Gibraltar under the Stop Loss Agreement and claims a refund of $91.7 million. Should Everest Re and Gibraltar not resolve these disputes, pursuant to the terms of the Stop Loss Agreement, each will appoint an independent examiner to review the disputed amounts and to determine the appropriate amount of cessions to Gibraltar, and Everest Re will secure the $91.7 million amount. If the examination process does not resolve the disputes, the Stop Loss Agreement provides for resolution through arbitration. In the event the cessions to Gibraltar were determined to be excessive, Everest Re would reduce the cession to Gibraltar by such excess, refund previous payments made by Gibraltar, if applicable, and the unused portion of the limits of the Stop Loss Agreement would be restored. Also, Everest Re would consider the independent examiners' findings in its ongoing determination of appropriate reserve levels, which may lead to a corresponding reduction in Everest Re's gross reserves, and net reserves to the extent of the coinsurance under the Stop Loss Agreement. In the event the cessions are not determined to be excessive, Gibraltar would be obligated to pay the disputed amount. Accordingly, if the disputes are resolved in Gibraltar's favor, any adverse effect on the Company's financial condition and results of operations would likely be limited to a reduction in cash flows from operations with a corresponding impact on investment income.

The $39.7 million has been disputed pursuant to the Direct Excess Retrocession (defined below - see "Relationships with Gibraltar") primarily reflecting reserve increases for asbestos losses ceded by the Company in 1998. Gibraltar is disputing the level of reserves established by the Company for such losses, but Gibraltar is not disputing its responsibility to pay the ultimate losses in accordance with the terms of the Direct Excess Retrocession. Management does not expect that this dispute will have a material adverse effect on the Company's future financial condition, results of operations or cash flows.

Everest Re's arrangement with Continental is managed on a funds held basis, which means that Everest Re has not released premium payments to the retrocessionaire but rather retains such payments to secure obligations of the retrocessionaire, records them as a liability and reduces the liability account as payments become due. As of December 31, 1998, such funds had reduced Everest Re's net exposure to Continental to $90.4 million.

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

While Gibraltar actively wrote direct insurance, it was able to reinsure certain business through Everest Re's management underwriting facility ("MUF"). Begun in 1977, MUF was a reinsurance arrangement pursuant to which Everest Re ceded certain business to a number of insurance and reinsurance companies (the "MUF Participants"), many of them domiciled outside the United States. Gibraltar ceded its MUF-qualifying business first to Everest Re, which then immediately and entirely retroceded it to the MUF Participants. As a result of these cessions to Everest Re, Everest Re became, and remains, a reinsurer of Gibraltar with respect to the Gibraltar MUF cessions. As of December 31, 1998, Gibraltar's reinsurance receivables from Everest Re totaled $169.6 million. MUF became inactive with respect to new business in 1991.

Following the 1985 decision to put Gibraltar in runoff, Everest Re and Gibraltar entered into the following agreements pursuant to which Gibraltar became, and remains, a reinsurer of Everest Re (the "Gibraltar Contracts"):

o In 1986, Gibraltar reinsured all insurance obligations of Everest Re pursuant to certain insurance contracts written by Everest Re's former direct excess insurance operations, which ceased writing business in 1985 (the "Ceded Direct Insurance") (the "Direct Excess Retrocession").

o In 1989, Gibraltar reinsured Everest Re's medical malpractice and other professional liability reinsurance written in 1988 and prior years (the "Professional Liability Retrocession").

o During 1985 through 1990, Gibraltar and Everest Re commuted the obligations of a number of MUF Participants. In exchange for a cash payment from each commuted MUF Participant, Gibraltar assumed the obligations of such MUF Participant. The commuted business included assumed reinsurance originally retroceded to MUF Participants by Everest Re and direct insurance ceded by Everest Re and Gibraltar.

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

The Direct Excess Retrocession can be terminated by either Gibraltar or Everest Re upon 90 days' notice, whereas the Professional Liability Retrocession can only be terminated by Everest Re. A total of $165.2 million of the Gibraltar receivables is attributable to the Direct Excess Retrocession. If the Direct Excess Retrocession is terminated, all outstanding claims, including incurred but not reported losses ("IBNR"), will be commuted with the value of such claims, which may not exceed Everest Re's then outstanding loss reserves with respect thereto, to be mutually agreed upon or, if no agreement can be reached, determined by an actuary or appraiser mutually appointed. At the time of the IPO, the parties agreed that if Gibraltar terminates the Direct Excess Retrocession and the parties cannot agree on the value of the claims to be commuted, Everest Re's chief actuary will determine such value. Gibraltar could arbitrate the actuary's determination. If the Direct Excess Retrocession were to be so terminated and Everest Re's ultimate losses on the Ceded Direct Insurance were to exceed the commutation amount, the resulting reserve increases would constitute adverse development eligible for coverage under the Stop Loss Agreement (described below), subject to the applicable limits thereof.


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


STANDBY CAPITAL CONTRIBUTION AGREEMENT AND PRUCO INDEMNITY
On October 6, 1995, Holdings agreed, pursuant to a Standby Capital Contribution Agreement (the "Capital Contribution Agreement"), to make certain capital contributions ("Capital Contributions") to Everest Re in respect of all or a portion of the $375.0 million of Adverse Development experienced by Everest Re that is not ceded in accordance with the terms of the Stop Loss Agreement to Gibraltar. And, on October 6, 1995, PRUCO agreed to make payments ("Indemnity
Payments") to Holdings, pursuant to an Indemnity Agreement (the "PRUCO Indemnity"), in an amount equal to the Capital Contributions.

PRUDENTIAL GUARANTEES
On October 6, 1995, The Prudential guaranteed (i) up to $775.0 million of Gibraltar's obligations to Everest Re, and (ii) PRUCO's obligation to make the Indemnity Payments (the "Prudential Guarantees"). The Prudential agreed, subject to the terms and conditions thereof, to guarantee Gibraltar's (i) payment obligations with respect to the Stop Loss Agreement, subject to maximum aggregate payments of $375.0 million, and (ii) payment obligations under the Gibraltar Contracts, subject to maximum aggregate payments of $400.0 million. The maximum aggregate payments under the Prudential Guarantee of Gibraltar's obligations will be reduced in certain circumstances to take account of payments made and collateral provided in respect of the guaranteed obligations.

As of December 31, 1998, based on publicly available information, The Prudential had GAAP basis total assets of $279.4 billion and GAAP based equity of $20.4 billion.

CLAIMS
Claims are managed by the Company's professional claims staff whose responsibilities include reviewing initial loss reports and coverage issues, monitoring claims handling activities of ceding companies, establishing and adjusting proper case reserves and approving payment of claims. In addition to claims assessment, processing and payment, the claims staff selectively conducts comprehensive claims audits of both specific claims and overall claims procedures at the offices of selected ceding companies. In most instances, primary insurance claims are handled by third party claims services providers who have limited authorities and are subject to oversight by the Company's professional claims staff.

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

Like many other property and casualty insurance and reinsurance companies, Everest Re has experienced adverse loss development for prior accident years, which has led to adjustments in losses and LAE reserves. The increase in net reserves for prior accident years reduced net income for the periods in which the adjustments were made. There can be no assurance that adverse development from prior years will not continue in the future or that such adverse development will not have a material adverse effect on net income. Adverse Development will be reinsured under the Stop Loss Agreement, up to the maximum limits thereunder and subject to the other terms and conditions thereof. See "Relationships with Gibraltar" and "Stop Loss Agreement".


CHANGES IN HISTORICAL RESERVES
The following table shows changes in historical loss reserves for Everest Re for 1988 and subsequent years. The top line of each table shows the estimated reserves for unpaid losses and LAE recorded at each year end date. Each amount in the top line represents the estimated amount of future payments for losses and LAE on claims occurring in that year and in all prior years. The upper
(paid) portion of the table presents the cumulative amounts paid through each subsequent year on those claims for which reserves were carried as of each specific year end. The lower (liability re-estimated) portion shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the actual claims for which the initial reserves were carried. The cumulative redundancy/deficiency line represents the cumulative change in estimates since the initial reserve was established. It is equal to the latest liability re-estimated amount less the initial reserve.

Each amount other than the original reserves in the top half of the table below includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 1995 for $100,000 was first reserved in 1991 at $60,000 and remained unchanged until settlement, the $40,000 deficiency (actual loss minus original estimate) would be included in the cumulative redundancy (deficiency) in each of the years in the period 1991 through 1994 shown below. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

                           TEN YEAR STATUTORY LOSS DEVELOPMENT TABLE PRESENTED NET OF REINSURANCE
                                                WITH SUPPLEMENTAL GROSS DATA (1)

                                                            YEARS ENDED DECEMBER 31,
                       ------------------------------------------------------------------------------------------------------------
(Dollars in millions)      1988      1989      1990      1991      1992      1993      1994      1995      1996      1997      1998
                       ------------------------------------------------------------------------------------------------------------

Reserves for unpaid
 loss and LAE          $1,775.8  $1,766.7  $1,891.9  $1,752.9  $1,854.7  $1,934.2  $2,104.2  $2,316.0  $2,551.6  $2,810.0  $2,953.5
Paid (cumulative)
 as of:
  One year later          299.1     321.9     597.1     333.3     461.5     403.5     359.5     270.4     331.2     450.8
  Two years later         522.3     829.5     785.9     550.4     740.1     627.7     638.0     502.8     619.2
  Three years later       984.3     966.3     933.1     758.3     897.0     820.5     828.0     682.0
  Four years later      1,096.1   1,078.2   1,096.9     868.1   1,036.0     953.0     983.6
  Five years later      1,189.5   1,209.0   1,176.9     970.0   1,141.0   1,071.5
  Six years later       1,308.9   1,276.3   1,257.3   1,052.9   1,232.7
  Seven years later     1,367.9   1,346.6   1,329.8   1,130.3
  Eight years later     1,430.7   1,407.9   1,395.6
  Nine years later      1,489.0   1,462.1
  Ten years later       1,539.1
Liability re-
 estimated as of:
  One year later        1,794.6   1,835.4   1,866.3   1,737.8   1,929.2   2,008.5   2,120.8   2,286.5   2,548.4   2,836.1
  Two years later       1,813.2   1,834.3   1,872.8   1,775.7   1,988.9   2,015.4   2,233.7   2,264.5   2,575.9
  Three years later     1,805.6   1,849.5   1,907.5   1,843.3   2,010.0   2,119.0   2,271.2   2,285.1
  Four years later      1,867.6   1,913.6   1,976.5   1,855.7   2,111.9   2,164.5   2,452.3
  Five years later      1,934.5   1,982.3   1,984.3   1,955.1   2,155.3   2,344.9
  Six years later       2,007.6   1,984.1   2,080.0   1,995.8   2,332.3
  Seven years later     2,008.0   2,089.4   2,123.2   2,178.0
  Eight years later     2,122.6   2,135.9   2,307.8
  Nine years later      2,167.6   2,310.8
  Ten years later       2,339.3

Cumulative
 redundancy/
 (deficiency)          $ (563.5) $ (544.1) $ (415.9) $ (425.1) $ (477.6) $ (410.7) $ (348.1) $   30.9  $  (24.3) $  (26.1)
                       ==================================================================================================

Gross liability-
 end of year                                                                       $2,752.7  $3,016.9  $3,298.2  $3,498.7  $3,869.2
Reinsurance
 receivable                                                                           648.5     700.9     746.6     688.7     915.7
                                                                                   ------------------------------------------------
Net liability-
 end of year                                                                        2,104.2   2,316.0   2,551.6   2,810.0   2,953.5
                                                                                   --------------------------------------  ========

Gross re-estimated
 liability at
 December 31, 1998                                                                  3,412.5   3,553.0   3,702.8   3,811.2
Re-estimated
 receivable at
 December 31, 1998                                                                    960.2   1,267.9   1,126.9     975.1
                                                                                   --------------------------------------
Net re-estimated
 liability at
 December 31, 1998                                                                  2,452.3   2,285.1   2,575.9   2,836.1
                                                                                   --------------------------------------
Gross cumulative
 redundancy/
 (deficiency)                                                                      $ (659.8) $ (536.1) $ (404.6) $ (312.5)
                                                                                   ======================================

----------

(1)  Includes Gibraltar data through September 30, 1991

For years prior to 1988, management believes that two factors had the most significant impact on loss development. First, through the mid-1980's, a number of industry and external factors, such as the propensity of courts to award large damage awards in liability cases, combined to increase loss frequency and severity to unexpectedly high levels. Second, contracts written prior to 1986 contained coverage terms which, for Everest Re and the industry in general, have been interpreted by courts to provide coverage for asbestos and environmental exposures not contemplated by either the pricing or the initial reserving of the contracts. Legal developments during the mid-1980's necessitated additional reserving for such exposures on both a case and IBNR basis. Incurred losses with respect to asbestos and environmental claims, net of reinsurance, were $15.4 million, $3.5 million, $0, $0 and $40.5 million in 1998, 1997, 1996, 1995 and
1994, respectively. Substantially all of these losses related to pre-1986 exposures. The absence of net incurred losses in 1996 and 1995 is attributable to coverage under the Company's Stop Loss Agreement. The net incurred losses in 1998 and 1997 reflect coinsurance under the Stop Loss Agreement.

To the extent loss reserves on assumed reinsurance need to be increased, Everest Re would be entitled to certain payments under the Stop Loss Agreement. See "Stop Loss Agreement" and Note 7 of Notes to Consolidated Financial Statements. Additionally, Holdings may be required to make payments under the Capital Contribution Agreement for which it would be entitled to indemnification under the PRUCO Indemnity. See "Standby Capital Contribution Agreement and PRUCO Indemnity". To the extent loss reserves on the Ceded Direct Insurance need to be increased and subject to the terms of the Gibraltar Contracts, Everest Re will be entitled to 100% protection from Gibraltar under the Gibraltar Contracts, which reinsurance obligations are guaranteed by The Prudential subject to the terms and conditions of the applicable Prudential Guarantee. See "Relationships with Gibraltar" and "Prudential Guarantees". Management believes that adequate provision has been made for Everest Re's loss and LAE reserves regardless of the availability of any such payments under the Stop Loss Agreement, the PRUCO
Indemnity, and the Prudential Guarantees. Additionally, while there can be no assurance that reserves for and losses from these claims will not increase in the future, management believes that Everest Re's existing reserves and retrocessional arrangements and payments available under the Stop Loss Agreement, the PRUCO Indemnity and the Prudential Guarantees lessen the probability that such increases would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

The Ten Year Statutory Loss Development Table includes Gibraltar data until September 30, 1991, at which time Everest Re distributed the stock of Gibraltar to PRUCO. Thus the 1988-1990 "Reserves for unpaid loss and LAE" includes the Gibraltar liability. Similarly, the "Paid (cumulative) as of" and "Liability re-estimated as of" data include Gibraltar experience until September 30, 1991. At the time of the distribution of Gibraltar, Gibraltar still had $288.5 million of reserves outstanding. To more accurately reflect reserve development, the Gibraltar reserves were removed from the reserves for unpaid losses and LAE line for periods after 1991 and the $288.5 million was treated as a paid loss. The amount so treated as paid in 1991 was $288.5 for each of the years 1988 through 1990. The following table identifies the cumulative reserve redundancy/(deficiency) relating to Gibraltar only, Everest Re excluding Gibraltar and the consolidated group.

                           CUMULATIVE RESERVE REDUNDANCY/(DEFICIENCY) ATTRIBUTABLE TO GIBRALTAR

                                                            YEARS ENDED DECEMBER 31,
                       --------------------------------------------------------------------------------------------------
(Dollars in millions)      1988      1989      1990      1991      1992      1993      1994      1995      1996      1997
                       --------------------------------------------------------------------------------------------------

Everest Re excluding
  Gibraltar            $ (433.6) $ (446.0) $ (385.9) $ (425.1) $ (477.6) $ (410.7) $ (348.1) $   30.9  $  (24.3) $  (26.1)
Gibraltar                (129.9)    (98.1)    (30.0)      -         -        -         -         -         -         -
                       --------------------------------------------------------------------------------------------------
Consolidated           $ (563.5) $ (544.1) $ (415.9) $ (425.1) $ (477.6) $ (410.7) $ (348.1) $   30.9  $  (24.3) $  (26.1)
                       ==================================================================================================

The following table is derived from the Ten Year Statutory Loss Development Table above and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the same ten year period ended
December 31, 1998. Each column represents the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates for the indicated accident years.

                      EFFECT OF RESERVE REESTIMATES ON CALENDAR YEAR OPERATIONS

                                                                                                                        CUMULATIVE
                                              CALENDAR YEAR ENDED DECEMBER 31,                                    RE-ESTIMATES FOR
(Dollars in     -------------------------------------------------------------------------------------------------    EACH ACCIDENT
 millions)          1989      1990      1991      1992      1993      1994      1995      1996      1997     1998             YEAR
                ------------------------------------------------------------------------------------------------------------------
Accident
Years
1988 & prior    $  (18.7) $  (18.6) $    7.6  $  (62.0) $  (66.9) $  (73.0) $   (0.4) $ (114.5) $ (45.1) $ (171.7) $       (563.3)
1989                         (50.1)     (6.5)     46.8       2.8       4.4      (1.4)      9.2     (1.5)     (3.2)            0.5
1990                                    24.5       8.7      29.4      (0.4)     (6.0)      9.7      3.3      (9.7)           59.5
1991                                              21.6      (3.2)      1.4      (4.6)     (3.8)     2.5       2.4            16.3
1992                                                       (36.6)      7.9      (8.7)     (2.5)    (2.7)      5.2           (37.4)
1993                                                                 (14.6)     14.2      (1.7)    (2.1)     (3.4)           (7.6)
1994                                                                            (9.8)     (9.2)     8.0      (0.7)          (11.7)
1995                                                                                     142.4     59.6     160.4           362.4
1996                                                                                              (18.8)     (6.8)          (25.6)
1997                                                                                                          1.4             1.4
Total calendar
year effect     $  (18.7) $  (68.7) $   25.6  $   15.1  $  (74.5) $  (74.3) $  (16.7) $   29.6    $ 3.2  $  (26.1) $       (205.5)

As illustrated by this table, the factors which caused the deficiencies shown in the Ten Year Statutory Loss Development Table relate almost entirely to accident years prior to 1989 principally reflecting the impact of asbestos and environmental exposures discussed above. The significant favorable development experienced for the 1995 accident year is due to recoveries under the Stop Loss Agreement. This contract, because of the 1995 inception date, is attributed to the 1995 accident year. Aggregate historical development excluding the impact of these two unusual items is not material.

The following table presents a reconciliation of beginning and ending reserve balances for the years indicated on a GAAP basis:

                  RECONCILIATION OF RESERVES FOR LOSSES AND LAE

                                     YEARS ENDED DECEMBER 31,
                             ---------------------------------------
(Dollars in millions)             1998           1997           1996
                             ---------------------------------------

Reserves at beginning
 of period                   $ 3,437.8      $ 3,246.9      $ 2,969.3
                             ---------------------------------------

Incurred related to:
  Current year                   752.3          768.6          745.6
  Prior years                     26.1           (3.2)         (29.6)
                             ---------------------------------------
    Total incurred
     losses                      778.4          765.4          716.0
                             ---------------------------------------

Paid related to:
  Current year                   192.4          185.3          213.9
  Prior years                    450.8          331.2          270.4
                             ---------------------------------------
    Total paid losses            643.2          516.5          484.3
                             ---------------------------------------

Change in reinsurance
 receivables on unpaid
 losses and LAE                  227.0          (58.0)          45.9
                             ---------------------------------------

Reserves at end of
 period                      $ 3,800.0      $ 3,437.8      $ 3,246.9
                             =======================================

The reconciliation of reserves on a GAAP basis to reserves reported on a statutory basis for each of the three years in the period ended December 31, 1998 is shown below:

                 RECONCILIATION OF RESERVES FOR LOSSES AND LAE
                       FROM STATUTORY BASIS TO GAAP BASIS

                                        YEARS ENDED DECEMBER 31,
                              --------------------------------------------
(Dollars In Millions)                 1998            1997            1996
                              --------------------------------------------
Statutory reserves-net (1)    $    2,922.9    $    2,778.5    $    2,313.0
Statutory retroactive
 reinsurance reserves                 29.8            31.4            15.4
Financing arrangement                 -               -              (10.3)
                              --------------------------------------------
Subtotal                           2,952.7         2,809.9         2,318.1

Foreign subsidiary
 reserves (1)                          0.8             0.1           233.5
                              --------------------------------------------

   Subtotal-net reserves
    as shown in loss
    development schedule           2,953.5         2,810.0         2,551.6
Reinsurance receivable
 on unpaid losses                    915.7           688.7           746.6
                              --------------------------------------------

   Subtotal-gross reserves
    as shown in loss
    development schedule           3,869.2         3,498.7         3,298.2

Foreign translation effect
 of Canadian reserves (2)            (69.2)          (60.9)          (51.3)
                              --------------------------------------------
Reserves on a GAAP basis      $    3,800.0    $    3,437.8    $    3,246.9
                              ============================================

--------------------
(1) On January 1, 1997 the insurance operations of Everest Re Ltd. were converted to branches of Everest Re. For 1998 and 1997, the net reserves for the branches are included in statutory net reserves, and for 1996 the Everest Re Ltd. reserves are shown as foreign subsidiary reserves. For 1998 and 1997, the foreign subsidiary reserve amounts represent the reserves for Everest Canada.

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

The following table summarizes the composition of Everest Re's total reserves for asbestos and environmental losses, gross and net of reinsurance for the years ended December 31, 1998, 1997 and 1996.

                                          YEARS ENDED DECEMBER 31,
                                --------------------------------------------
(Dollars In Millions)                   1998            1997            1996
                                --------------------------------------------
Case reserves reported by
 ceding companies               $      137.5    $      125.9    $      101.2
Additional reserves
 established by Everest Re
 (assumed reinsurance)                  67.9            52.0            50.1
Case reserves established
 by Everest Re (Ceded
 Direct Insurance)                      40.9            45.8            52.8
IBNR reserves                          414.5           222.4           219.2
                                --------------------------------------------

Gross reserves                         660.8           446.1           423.3
Reinsurance receivable                (397.3)         (233.7)         (223.7)
                                --------------------------------------------

Net reserves                    $      263.5    $      212.4    $      199.6
                                ============================================

Everest Re's asbestos and environmental claims are managed by an experienced staff consisting of eight people. This claims unit works closely with members of Everest Re's in-house legal staff on legal developments. The claims unit also meets with the management of primary insurance companies to understand their asbestos and environmental exposures and reserving practices.

Additional losses, the type or magnitude of which cannot be foreseen by the Company, or the reinsurance and insurance industry generally, may emerge in the future. Such future emergence, to the extent not covered by existing retrocessional contracts, including the Stop Loss Agreement, could have material adverse effects on the Company's future financial condition, results of operations and cash flows.


INVESTMENTS
Everest Re's overall financial strength and results of operations are, in part, dependent on the quality and performance of its investment portfolio. Net investment income and net realized capital gains (losses) on Everest Re's invested assets constituted 18.6%, 18.8% and 16.9% of the Company's revenues for the years ending December 31, 1998, 1997 and 1996, respectively. The Company's cash and invested assets totalled $4,325.8 million at December 31, 1998 of which 93.7% were cash or investment grade fixed maturities.

Everest Re's current investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable bond and tax-exempt fixed maturity portfolio, while maintaining an adequate level of liquidity. Everest Re's mix of taxable and tax-preferenced investments is adjusted continuously, consistent with Everest Re's current and projected operating results, market conditions and tax position. Additionally, Everest Re invests in marketable equity securities which it believes will enhance the risk-adjusted total return of the investment portfolio.

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

Everest Re's investment guidelines include a current duration guideline of five to six years. The duration of an investment is based on the maturity of the security but also reflects the payment of interest and the possibility of early prepayment of such security. This investment duration guideline is established and periodically revised by management considering economic and business factors including Everest Re's average duration of potential liabilities which, at December 31, 1998, was approximately five years based on the estimated payouts of underwriting liabilities using standard duration calculations.

Approximately 7.7% of the Company's consolidated reserves for losses and LAE and unearned premiums represents estimated amounts payable in foreign currencies. For each currency in which the Company has established substantial reserves, the Company seeks to maintain invested assets denominated in such currency in an amount comparable to the estimated liabilities which are denominated in such currency.

As of December 31, 1998, 96.5% of Everest Re's total investments and cash were comprised of fixed maturity investments or cash and 97.0% of Everest Re's fixed maturities consisted of investment grade securities. The average maturity of fixed maturities was 8.7 years at December 31, 1998, and their overall duration was 5.7 years. As of December 31, 1998, Everest Re did not have any material holdings of issuers who management believes are experiencing cash flow difficulty to an extent that the ability of the obligor to meet debt service payments is threatened or any investments in commercial real estate or direct commercial mortgages. Also, investments in derivative products (i.e., products which include features such as futures, forwards, swaps, options and other investments with similar characteristics) are generally prohibited, without the prior approval of Everest Re's Investment Committee. At December 31, 1998, the Company had no investments in derivative products.

As of December 31, 1998, the common stock portfolio was $146.3 million at market value, comprising 3.4% of total investments and cash and is managed with a growth and income orientation consisting primarily of investments in dividend paying mid and large capitalization companies.

The following table reflects investment results for Everest Re for each of the five years in the period ended December 31, 1998:

                                                                                  PRE-TAX
                                                    PRE-TAX                  REALIZED NET
                                      AVERAGE    INVESTMENT     EFFECTIVE   CAPITAL GAINS
Years Ended December 31,       INVESTMENTS(1)     INCOME(2)         YIELD        (LOSSES)
(Dollars in millions)          ----------------------------------------------------------
1998                           $      4,243.3   $     244.9          5.77%  $        (0.8)
1997                                  3,888.9         228.5          5.88            15.9
1996                                  3,416.4         191.9          5.62             5.7
1995                                  2,894.9         166.0          5.73            33.8
1994                                  2,620.9         143.6          5.48           (10.5)

-----------------
(1) Average of the beginning and ending carrying values of investments and cash, less net funds held and non-interest bearing cash. Bonds, common stock and redeemable and non-redeemable preferred stocks are carried at market value.

(2)   After investment expenses, excluding realized net capital gains (losses).

The following table summarizes fixed maturities as of December 31, 1998 and 1997:



                                        AMORTIZED      UNREALIZED      UNREALIZED        MARKET
(Dollars In Millions)                        COST    APPRECIATION    DEPRECIATION         VALUE
                                        -------------------------------------------------------

December 31, 1998:
   U.S. Treasury securities and
    obligations of U.S. government
    agencies and corporations           $   152.0    $        7.6    $        -      $    159.6
   Obligations of states and
    political subdivisions                1,982.5           134.4             0.5       2,116.4
   Corporate Securities                     839.9            46.5             5.7         880.7
   Mortgage-backed securities               388.8            20.2             0.1         408.9
   Foreign government securities            241.3            29.8             -           271.1
   Foreign corporate securities             246.6            17.5             0.2         263.9
                                        -------------------------------------------------------

       Total                            $ 3,851.1    $      256.0    $        6.5    $  4,100.6
                                        =======================================================

December 31, 1997:
   U.S. Treasury securities and
    obligations of U.S. government
    agencies and corporations           $   144.1    $        3.1    $        0.1    $    147.1
   Obligations of states and
    political subdivisions                1,610.2           112.2             0.3       1,722.1
   Corporate Securities                     893.9            39.2             -           933.1
   Mortgage-backed securities               521.0            20.5             -           541.5
   Foreign government securities            232.8            20.6             0.1         253.3
   Foreign corporate securities             256.4            13.4             -           269.8
                                        -------------------------------------------------------

       Total                            $ 3,658.4    $      209.0    $        0.5    $  3,866.9
                                        =======================================================


The following table presents the credit quality distribution by the National Association of Insurance Commissioners ("NAIC") rating of Everest Re's fixed maturities as of December 31, 1998:


   NAIC                                                                            PERCENT OF
 RATING(1)      STANDARD AND POOR'S EQUIVALENT DESCRIPTION               AMOUNT         TOTAL
 ---------------------------------------------------------------------------------------------

     1          AAA/AA/A                                              $ 3,562.8          86.9%
     2          BBB                                                       415.6          10.1
     3          BB                                                        122.2           3.0
     4          B                                                         -              -
     5          CCC/CC/C                                                  -              -
     6          CI/D                                                      -              -
                                                                      ------------------------
                          Total                                       $ 4,100.6         100.0%
                                                                      ========================

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

The following table summarizes fixed maturities by contractual maturity as of December 31, 1998:


                                                             PERCENT OF
                                                AMOUNT            TOTAL
                                           -----------------------------

Maturity category:
  Less than one year                       $      75.6              1.8%
  Due after 1-5 years                            477.7             11.7
  Due after 5-10 years                         1,534.3             37.4
  Due after 10 years                           1,604.0             39.1
                                           -----------------------------
    Subtotal                                   3,691.6             90.0
  Mortgage-backed securities (1)                 409.0             10.0
                                           -----------------------------
    Total (2)                              $   4,100.6            100.0%
                                           =============================

------------
(1) Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. Therefore, contractual maturities are excluded from this table since they may not be indicative of actual maturities.
(2)    Certain totals may not reconcile due to rounding.


YEAR 2000 ISSUES
Like many other companies, the Company faces potential business disruption and costs and possible claims under reinsurance contracts and insurance policies associated with the possible inability of many computer systems to accurately process data containing information about the year 2000 or later. For a discussion of these issues, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Readiness Disclosures.

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

Everest Re currently has a claims-paying ability rating of "AA-" (Very Strong) from Standard & Poor's, an independent rating organization which rates an insurance company's financial capacity to meet the obligations of its insurance policies in accordance with their terms. Standard & Poor's states that the "AA-" rating is assigned to those companies which, in its opinion, offer excellent financial security and whose capacity to meet policyholder obligations is strong under a variety of economic and underwriting conditions. The "AA-" rating is the fourth highest of nineteen ratings assigned by Standard & Poor's, which range from "AAA" (Superior) to "R" (Regulatory Action). Ratings from AA to B may be modified by the use of a plus or minus sign to show relative standing of the insurer within those rating categories.

Everest Re currently has an insurance financial strength rating of "A2" (Good) from Moody's which rating as of February 18, 1999 is under review for possible upgrade. Moody's states that insurance companies rated "A" offer good financial security. However, elements may be present which suggest a susceptibility to impairment sometime in the future. Moody's rating gradations are shown through the use of nine distinct symbols, each symbol representing a group of ratings in which the financial security is broadly the same. The "A2" (Good) rating is the sixth highest of ratings assigned by Moody's, which range from "Aaa" (Exceptional) to "C" (Lowest). Moody's further distinguishes the ranking of an insurer within its generic rating classification from Aa to B with 1, 2 and 3 ("1" being the highest).

A.M. Best's, Standard & Poor's and Moody's ratings are based upon factors of concern to policyholders and should not be considered an indication of the degree or lack of risk involved in an equity investment in an insurance company. Each of these rating agencies reviews its ratings periodically, and there can be no assurance that Everest Re's ratings will be maintained in the future.

COMPETITION
The worldwide property and casualty reinsurance business is highly competitive, characterized by severe price competition and expanding terms and conditions over the last several years. Similar conditions also exist in the primary insurance market. Competition with respect to the types of reinsurance in which Everest Re is engaged is based on many factors, including the perceived overall financial strength of the reinsurer, A.M. Best's and/or Standard & Poor's rating of the reinsurer, underwriting expertise, the jurisdictions where the reinsurer is licensed or otherwise authorized, premiums charged, other terms and conditions of the reinsurance offered, services offered, speed of claims payment and reputation and experience in lines written. Everest Re competes for its business in the United States and international reinsurance markets with numerous international and domestic reinsurance companies, some of which have greater financial resources than Everest Re.

Everest Re's competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies and domestic and international underwriting operations, including underwriting syndicates in Lloyd's of London. Some of these competitors have greater financial resources than Everest Re, have been operating for longer than Everest Re, and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. Although most U.S. reinsurance companies operate in the broker market, most of Everest Re's largest competitors work directly with ceding companies, competing with brokers. Management believes that Everest Re's major competitors are large U.S. and foreign reinsurance companies.

Since 1987, the industry has experienced increased global competition. During this period, the demand for reinsurance by primary insurers has been adversely affected by several factors, including consolidation of primary insurers, increased primary insurer capital levels and continued access to capital markets and increases in primary insurer's net retention levels. These factors have precluded reinsurance rate improvement and resulted in generally low rates of reinsurance premium growth, if any.

Other factors affecting the capacity of reinsurance companies to offer reinsurance and which factors contributed to the increased global competition since 1987, include consolidation of reinsurance companies, new reinsurance companies, including several well-capitalized Bermuda-based companies which operate within a tax-advantaged jurisdiction and generally greater capital levels maintained by reinsurance companies resulting from earnings growth, investment gains, mergers and other factors (including a relatively low level of catastrophic events). In addition, Lloyd's of London relaxed its requirement that syndicate members have unlimited liability for losses and allows limited liability investors to join syndicates, thereby increasing the reinsurance capacity at Lloyd's. In 1996, Lloyd's implemented its reconstruction and renewal plan in an attempt to separate 1992 and prior years losses from the current market participants and to provide a more secure market going forward, thereby enhancing its competitive position. And, the potential for securitization of insurance and reinsurance risks through the capital markets provide an additional source of insurance and reinsurance capacity.

Management believes that the factors noted above which affect the demand for and supply of reinsurance have resulted in increasingly competitive market conditions and have influenced the continuing pressure on insurance and reinsurance rates and the expansion of contract terms in the current market place. The Company may, in the future, face additional competition from other well-capitalized companies or from market participants that may devote more of their capital to the reinsurance business or from the capital markets entry into insurance and reinsurance investment products. The Company also believes that the insurance and reinsurance industries, including reinsurance brokers, will continue to undergo further consolidation and that reinsurers will need significant size, financial strength and service capabilities to compete effectively.

EMPLOYEES
As of March 2, 1999, Everest Re employed 386 persons, including 24 persons in the WorkCare agency operations, which were acquired in 1998. Management believes that its employee relations are good. None of Everest Re's employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements at Everest Re.

INFORMATION RELATING TO DOMESTIC AND FOREIGN OPERATIONS
Financial  information  relating to  geographic  areas of operation set forth in
Note 13 of Notes to Consolidated Financial Statements of the Company is incorporated herein by reference.

REGULATORY MATTERS
The Company is subject to regulation under the insurance statutes of various jurisdictions, including Delaware, the domiciliary state of Everest Re and Everest Indemnity, Arizona, the domiciliary state of Everest National, and Canada, the domiciliary jurisdiction of Everest Canada.

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

Under the Delaware Code, before a Delaware domiciled insurer may pay any dividend it must give 10 days prior notice to the Delaware Insurance Commissioner. During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. A Delaware domiciled insurer may only pay cash dividends from the portion of its available and accumulated surplus funds derived from realized net operating profits and realized capital gains. Additionally, a Delaware domiciled insurer may not pay any "extraordinary" dividend or distribution until (i) 30 days after the Delaware Insurance Commissioner has received notice of a declaration thereof and has not within such period disapproved such a payment or (ii) the Delaware Insurance Commissioner has approved such payment within the 30-day period. Under the Delaware Code, an "extraordinary" dividend of a property and casualty insurer is a dividend the amount of which, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of (i) 10% of an insurer's statutory surplus as of the end of the prior calendar year or (ii) the insurer's statutory net income, not including realized capital gains, for the prior calendar year. Under this definition, the maximum amount that will be available for the payment of dividends by Everest Re in 1999 without triggering the requirement for prior approval of regulatory authorities in connection with an extraordinary dividend is $179.2 million. As of December 31, 1998, Everest Re's accumulated statutory surplus from realized net operating profits and realized gains was $686.5 million.

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

Everest Re is a licensed property/casualty insurer and/or reinsurer in all states and the District of Columbia with the exception of Nevada and Wyoming. In New Hampshire and Puerto Rico, Everest Re is licensed for reinsurance only.

Everest Re is licensed as a property/casualty reinsurer in Canada. It is also authorized to conduct reinsurance business in the United Kingdom, Hong Kong and Singapore and to maintain a representative office in Moscow. Everest Re can also write reinsurance in other foreign countries. Because some jurisdictions require a reinsurer to register in order to be an acceptable market for local insurers, Everest Re is registered as a foreign insurer and/or reinsurer in the following countries: Argentina, Bolivia, Chile, Colombia, Ecuador, El Salvador, Guatemala, Mexico, Peru, Venezuela and the Philippines. Everest National is licensed in 42 states and the District of Columbia. Everest Indemnity is licensed in Delaware and is eligible to write insurance on a surplus lines basis in 37 states and the District of Columbia. Everest Canada is federally licensed under the Insurance Companies Act of Canada and licensed in all Canadian provinces and territories.

PERIODIC EXAMINATIONS. Everest Re, Everest National and Everest Indemnity are subject to examination of their affairs by the insurance departments of the states in which they are licensed, authorized or accredited. Delaware and Arizona, the domiciliary states of Everest Re and Everest Indemnity, and Everest National, respectively, usually conduct examinations of domestic companies every 3 years and may do so at such other times as are deemed advisable by the respective insurance commissioner. Everest Re's and Everest National's last examination reports were as of December 31, 1994. Neither report contained any material recommendations. Everest Indemnity's last examination report was conducted upon its organization in 1997. This report did not contain any material recommendations. Delaware and Arizona are currently conducting routine examinations of Everest Re and Everest Indemnity and Everest National, respectively.

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

Based upon Everest Re's, Everest National's and Everest Indemnity's financial positions at December 31, 1998, Everest Re, Everest National and Everest Indemnity exceed the minimum thresholds. Various proposals to change the RBC formula arise from time to time. The Company is unable to predict whether any such proposal will be adopted, the form in which any such proposals would be adopted or the effect, if any, the adoption of any such proposal or change in the RBC calculations would have on the Company.

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

ITEM 2.  PROPERTIES

Everest Re's corporate offices are located in Liberty Corner, New Jersey, and occupy approximately 112,000 square feet of office space under a sublease with The Prudential that expires on November 29, 2003. In January, 1999, Everest Re entered into an agreement to sub-sublease, for the remaining term of Everest Re's sub-lease, approximately 27,000 square feet of space in Everest Re's corporate headquarters. Everest Re's other ten office locations occupy a total of approximately 56,600 square feet, all of which are leased. Management believes that the above described office space is adequate for its current and anticipated needs.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II

ITEM 5.  (A)  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND RELATED STOCKHOLDER
              MATTERS

MARKET INFORMATION
Since October 3, 1995, the common stock of Holdings has been traded on the New York Stock Exchange under the symbol "RE". Quarterly high and low market prices of Holdings' common stock in 1998 and 1997 were as follows:

                                                   High              Low
                                                ------------------------
First Quarter 1998:                             41.6250          35.2500
Second Quarter 1998:                            45.2500          36.1250
Third Quarter 1998:                             43.5000          34.1875
Fourth Quarter 1998:                            38.9375          28.7500

First Quarter 1997:                             32.7500          26.0000
Second Quarter 1997:                            40.2500          26.7500
Third Quarter 1997:                             41.1250          34.5000
Fourth Quarter 1997:                            43.0000          33.0000

NUMBER OF HOLDERS OF COMMON STOCK
The number of record holders of common stock as of March 1, 1999 was 110. That number excludes the beneficial owners of shares held in "street" names or held through participants in depositories, such as The Depository Trust Company.

DIVIDEND HISTORY AND RESTRICTIONS
In 1995, the Board of Directors of the Company established a policy of declaring regular quarterly cash dividends. The first such dividend was $0.03 per share, declared and paid in the fourth quarter of 1995. The Company declared and paid its regular quarterly cash dividend of $0.03 per share for each quarter of 1996, $0.04 per share for each quarter of 1997 and $0.05 per share for each quarter of 1998. On February 23, 1999, the Board of Directors raised the quarterly dividend to $0.06 per share and declared a dividend, payable on or before March 26, 1999 to shareholders of record on March 8, 1999.

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

RECENT  SALES OF  UNREGISTERED  SECURITIES
Information  required by Item 701 of Regulation S-K:

         (a) On October 1, 1998, 1,080 common shares of the Company and on January 1, 1999, 1,056 common shares of the Company (previously held as treasury shares) were distributed.

         (b) The securities were distributed to the Company's four non-employee Directors.

         (c) The securities were issued as compensation to the non-employee Directors for services rendered to the Company during the third and fourth quarters of 1998.

         (d) Exemption from registration was claimed pursuant to Section 4(2) of the Securities Act of 1933. There was no public offering and the participants in the transactions were the Company and its non-employee Directors.

         (e) Not applicable.


ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated GAAP financial data of the Company as of and for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 were derived from the consolidated financial statements of the Company, which were audited by PricewaterhouseCoopers LLP (1998, 1997 and 1996) and by other independent auditors (1995 - 1994). The statutory data have been derived from statutory financial statements of Everest Re filed with the Delaware Insurance Department. Such statutory financial statements are prepared in accordance with Statutory Accounting Principals ("SAP"), which differ from GAAP. The statutory financial statements are unconsolidated and reflect the net assets of Everest Re's subsidiaries, Everest Ltd., Everest National, Everest Canada and Everest Indemnity on the equity method. The following financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes. The supplemental information for 1995 excludes the effects of an IPO-related premium charge of $140.0 million ($91.0 million after taxes) for the Stop Loss Agreement and an IPO-related compensation expense charge of $13.3 million ($8.7 million after taxes) principally for stock awards to the Company's Chief Executive Officer. Such supplemental information is presented to facilitate an understanding of the impact on the Company's results of operations of these non-recurring charges, but should not, however, be considered as an alternative to the respective amounts determined in accordance with GAAP as an indicator of the Company's operating performance.


                                                  YEARS ENDED DECEMBER 31,
                                   ---------------------------------------------------------
(Dollars in millions, except            1998        1997        1996        1995        1994
 per share amounts)                ---------------------------------------------------------
OPERATING DATA:
  Gross premiums written           $ 1,045.9   $ 1,075.0   $ 1,044.0   $   949.5   $   953.2
  Net premiums written               1,016.6     1,031.1     1,030.5       783.2       863.2
  Net premiums earned                1,068.0     1,049.8       973.6       753.3       853.3
  Net investment income                244.9       228.5       191.9       166.0       143.6
  Net realized capital
   gains (losses)(1)                    (0.8)       15.9         5.7        33.8       (10.5)
  Total revenue                      1,315.2     1,299.2     1,169.3       948.9       982.8
  Losses and LAE incurred
   (including catastrophes)            778.4       765.4       716.0       674.7       720.8
  Total catastrophe losses(2)           30.6         8.6         7.1        31.4        81.9
  Commission, brokerage,
   taxes and fees                      274.6       274.8       254.6       227.4       197.9
  Other underwriting expenses           49.6        51.7        54.9        60.0        68.3
  Compensation related to
   public offering                       -           -           -          13.3         -
  Restructuring and early
   retirement costs                      -           -           -           -           7.8
  Total expenses(3)                  1,102.5     1,091.9     1,025.5       975.4       994.8
  Income (loss) before
   taxes(3)                            212.7       207.3       143.8       (26.6)      (12.0)
  Income tax (benefit)                  47.5        52.3        31.8       (27.3)      (22.6)
  Net income (3)                   $   165.2   $   155.0   $   112.0   $     0.7   $    10.7
                                   =========================================================
  Net income per basic
   share (4)                       $    3.28   $    3.07   $    2.22   $    0.01   $    0.21
                                   =========================================================
  Net income per diluted
   share (5)                       $    3.26   $    3.05   $    2.21   $    0.01   $    0.21
                                   =========================================================
  Dividends paid per share         $    0.20   $    0.16   $    0.12   $    0.14   $    0.15
                                   =========================================================
CERTAIN GAAP FINANCIAL RATIOS:
  Loss and LAE ratio(6)                 72.9%       72.9%       73.5%       89.6%       84.5%
  Underwriting expense
   ratio(7)                             30.3        31.1        31.8        39.9        31.2
                                   ---------------------------------------------------------
  Combined ratio                       103.2%      104.0%      105.3%      129.5%      115.7%
                                   =========================================================
CERTAIN SAP DATA(8):
  Ratio of net premiums
   written to surplus(9)                 1.0x        1.4x        1.2x        1.0x        1.2x
  Statutory surplus                $ 1,059.4   $   908.8   $   772.7   $   686.9   $   600.7
  Loss and LAE ratio(10)                72.2%       75.7%       71.2%       92.2%       85.8%
  Underwriting expense
   ratio(11)                            31.1        25.6        31.7        38.9        32.6
                                   ---------------------------------------------------------
  Combined ratio                       103.3%      101.3%      102.9%      131.1%      118.4%
                                   =========================================================


BALANCE SHEET DATA (AT
 END OF PERIOD):
  Total investments and cash       $ 4,325.8   $ 4,163.3   $ 3,624.6   $ 3,238.3   $ 2,573.2
  Total assets                       5,996.7     5,538.0     5,047.8     4,647.8     4,040.6
  Loss and LAE reserves              3,800.0     3,437.8     3,246.9     2,969.3     2,706.4
  Total liabilities                  4,517.5     4,230.5     3,961.7     3,664.2     3,299.6
  Stockholders' equity(12)           1,479.2     1,307.5     1,086.0       983.6       741.0
  Book value per share(13)             29.59       25.90       21.51       19.36       14.82
SUPPLEMENTAL INFORMATION,
 EXCLUDING IPO-RELATED
 CHARGES:
  Net premiums written                                                 $   923.2
  Net premiums earned                                                      893.3
  Income before taxes                                                      126.8
  Net income                                                           $   100.4
                                                                       =========
  Net income per basic and
   diluted share                                                       $    2.00
                                                                       =========
  Supplemental GAAP financial
   ratios:
   Loss and LAE ratio                                                       75.5%
   Underwriting expense ratio                                               32.2
                                                                       ---------
   Combined ratio                                                          107.7%
                                                                       =========
  Supplemental SAP data:
   Ratio of net premiums
    written to surplus                                                       1.2x
   Loss and LAE ratio                                                       75.5%
   Underwriting expense ratio                                               32.0
                                                                       ---------
   Combined ratio                                                          107.5%
                                                                       =========

------------
  (1) After-tax operating income (loss), before after-tax net realized capital gains or losses, was $165.7 million (or $3.29 per basic share and $3.27 per diluted share), $144.6 million (or $2.86 per basic and $2.85 per diluted share), $108.3 million (or $2.14 per basic and diluted share),
       ($21.2)  million  (or  ($0.42)  per  basic and  diluted  share) and $17.5 million (or $0.35 per basic and diluted share) for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, respectively. Supplemental after-tax operating income, before net realized gains and excluding IPO-related charges was, $78.4 million (or $1.56 per basic and diluted share) for the year ended December 31, 1995.
  (2) Catastrophe losses are net of reinsurance. A catastrophe is defined, for purposes of the Selected Consolidated Financial Data, as an event that causes a pre-tax loss before reinsurance of at least $5.0 million and has an event date of January 1, 1988 or later.
  (3)  Some amounts may not reconcile due to rounding.
  (4) Based on weighted average basic shares outstanding of 50.4 million, 50.5 million, 50.6 million, 50.2 million and 50.0 million for 1998, 1997, 1996, 1995 and 1994, respectively.
  (5)  Based  on  weighted  average  diluted shares outstanding of 50.7 million,
       50.8 million, 50.7 million, 50.2 million and 50.0 million for 1998, 1997, 1996, 1995 and 1994, respectively.
  (6)  GAAP losses and LAE incurred as a percentage of GAAP net premiums earned.
  (7) GAAP underwriting expenses as a percentage of GAAP net premiums earned. Including restructuring and early retirement costs, incurred in the fourth quarter of 1994, the Company's GAAP underwriting expense ratio in 1994 was 32.1%.
  (8) Statutory results are on a Everest Re legal entity basis; consequently, investments in subsidiary operations are accounted for on an equity basis. Effective January 1, 1997, the reinsurance operations of Everest Re Ltd. were transferred to Everest Re on a portfolio basis. Excluding the impact of the portfolio transaction, the 1997 ratio of net written premiums to surplus, the 1997 loss and LAE ratio, the 1997 underwriting expense ratio and the 1997 combined ratio were 1.1 x, 70.5%, 32.2% and 102.7%, respectively.
  (9)  Statutory net premiums written as a percentage of period-end surplus.
 (10) Statutory losses and LAE incurred as a percentage of SAP net premiums earned.
 (11)  Statutory  underwriting  expenses  as a  percentage  of SAP  net premiums written.
 (12) Excluding net unrealized appreciation (depreciation) of investments, stockholders' equity was $1,281.6 million, $1,147.1 million, $1,008.3 million, $899.9 million and $799.1 million as of December 31, 1998, 1997, 1996, 1995 and 1994, respectively.
 (13) Based on 50.0 million shares outstanding for December 31, 1998, 50.5 million shares outstanding for December 31, 1997 and 1996, 50.8 million shares outstanding for December 31, 1995, and 50.0 million shares outstanding for December 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
INDUSTRY CONDITIONS. Since 1987, a number of factors, including the emergence of significant reinsurance capacity from the Bermuda and rejuvenated Lloyds' markets, higher retentions by primary insurance companies and consolidation and increased capital levels in the insurance industry, have caused increasingly competitive global market conditions across most lines of business and have influenced the softening of prices and contract terms in the current market place. The Company cannot predict with any reasonable certainty, if, when or to what extent market conditions as a whole will change. See "Business-Competition" for a further discussion.

SEGMENT INFORMATION
The Company, through its subsidiaries, operates as a single segment focusing on the coverage of property and casualty risks using an approach which emphasizes central control and coordination of critical business elements.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997
The following discussion and analysis is focused on a comparison of 1998 results of operations to 1997 results of operations.

PREMIUMS. Gross premiums written decreased 2.7% to $1,045.9 million in 1998 from $1,075.0 million in 1997 as the Company maintained a disciplined underwriting approach in the face of increasingly competitive market conditions. Premium growth areas included a 10.8% ($35.2 million) increase in U.S. broker treaty premiums, largely attributable to growth in non-standard auto, accident and health and workers  compensation  lines where the  Company's  relatively  recent entry to these lines has provided growth opportunities and a 6.8% ($10.8 million) increase in U.S. direct treaty reinsurance and insurance due mainly to portfolio reinsurance transactions. These increases were offset by a 25.5% ($41.2 million) decrease in marine, aviation, and surety premiums, a 13.2%
($10.9 million) decrease in facultative premiums and a 6.6% ($23.0 million) decrease in international premiums reflecting highly competitive current market conditions. The Company continued to decline business that did not meet the Company's objectives regarding underwriting profitability.

Ceded premiums decreased by 33.2% to $29.3 million in 1998 from $43.8 million in 1997, principally as a result of a $32.3 million return premium in 1998 relating to a restructuring of the Company's catastrophe retrocessional protection. The impact of this transaction was partially offset by increases in ceded premiums in 1998 over 1997 attributable to increased utilization of contract specific retrocessions, including common account protections, and reinstatement premiums on corporate catastrophe reinsurance protections.

Net premiums written decreased by 1.4% to $1,016.6 million in 1998 from $1,031.1 million in 1997, reflecting the decreases in international, marine, aviation and surety and facultative gross written premiums, partially offset by growth in U.S. broker and U.S. direct treaty reinsurance and insurance premiums and the decrease in ceded premiums.

REVENUES. Net premiums earned increased by 1.7% to $1,068.0 million in 1998 from $1,049.8 million in 1997, with the increase attributable to premium earnings patterns coupled with the decrease in premiums written.

Pre-tax investment income increased 7.2% to $244.9 million in 1998 from $228.5 million in 1997, principally reflecting the effect of investing the $183.3 million of cash flow from operating activities in 1998. The Company's pre-tax yield on average cash and invested assets decreased to 5.8% in 1998 from 5.9% in 1997 reflecting an increase in tax preferenced investments and a lower interest rate environment. After-tax investment income increased 9.9% to $190.8 million in 1998 from $173.5 million in 1997 reflecting growth in the Company's tax preferenced investment holdings. The Company's after-tax yield on average cash and invested assets was 4.5% in 1998, the same yield as in 1997.

Net realized capital losses were $0.8 million in 1998 reflecting normal portfolio management activity compared to a net realized capital gain of $15.9 million in 1997, mainly arising from a $14.0 million gain on the sale of the Company's remaining investment in the common stock of Corporacion MAPFRE, a publicly traded Spanish insurer.

EXPENSES. Incurred losses and loss adjustment expenses ("LAE") increased by 1.7% to $778.4 million in 1998 from $765.4 million in 1997. The Company's loss and LAE ratio was 72.9% for 1998 and 1997. Excluding the impact of catastrophes and the one-time return premium of $32.3 million, the Company's loss and LAE ratio increased by 0.1 percentage points to 72.2% in 1998 as compared to 72.1% in 1997. Net catastrophe losses for 1998 were $30.6 million mainly arising from Hurricanes Georges and Mitch, Canadian Ice Storm losses and a major fire impacting a facultative coverage partially offset by favorable development on prior period catastrophes compared to net catastrophe losses of $8.6 million for 1997. Catastrophe losses include the impact of both current period events and favorable and unfavorable development on prior period events and are net of reinsurance. The underlying loss ratio increase was attributable to changes to the Company's business mix consistent with its underwriting strategy together with the impact of $17.1 million in incurred losses relating to the coinsurance provisions of the Aggregate Excess of Loss Reinsurance coverage ("Stop Loss Agreement") acquired from Gibraltar Casualty Company ("Gibraltar"), an affiliate of the Prudential Insurance Company of America ("The Prudential"), the Company's former parent, at the time of the Company's initial public offering in 1995. This coverage protects the Company's consolidated earnings against up to $375.0 million of the first $400.0 million of adverse development, if any, on the Company's consolidated reserves for losses, allocated LAE and uncollectible reinsurance at June 30, 1995 (December 31, 1994 for catastrophe losses).

Incurred losses and LAE for 1998 reflected ceded losses and LAE of $357.4 million. Ceded losses and LAE included $153.9 million net ceded under the Stop Loss Agreement, $33.5 million net ceded to Gibraltar pursuant to a 1986 quota share reinsurance ("Direct Excess Retrocession") through which Gibraltar assumed 100% of the liabilities related to Everest Re's former direct excess insurance operations which ceased writing business in 1985, and $102.4 million ceded under the Company's management underwriting facility ("MUF"), a reinsurance arrangement begun in 1977 pursuant to which Everest Re ceded certain business written prior to 1992 to a number of insurance and reinsurance companies which, as the result of commutations, also includes Gibraltar.

Gibraltar has disputed $63.0 million ceded under the Stop Loss Agreement in 1998 and pursuant to the terms of the Stop Loss Agreement, Gibraltar has secured the disputed amount. Gibraltar has also disputed Everest Re's level of reserves previously ceded to and paid by Gibraltar under the Stop Loss Agreement and claims a refund of $91.7 million. Should Everest Re and Gibraltar not resolve these disputes, pursuant to the terms of the Stop Loss Agreement, each will appoint an independent examiner to review the disputed amounts and to determine the appropriate amount of cessions to Gibraltar, and Everest Re will secure the $91.7 million amount. If the examination process does not resolve the disputes, the Stop Loss Agreement provides for resolution through arbitration. In the event the cessions to Gibraltar were determined to be excessive, Everest Re would reduce the cession to Gibraltar by such excess, refund previous payments made by Gibraltar, if applicable, and the unused portion of the limits of the Stop Loss Agreement would be restored. Also, Everest Re would consider the independent examiners' findings in its ongoing determination of appropriate reserve levels, which may lead to a corresponding reduction in Everest Re's gross reserves, and net reserves to the extent of the coinsurance under the Stop Loss Agreement. In the event the cessions are not determined to be excessive, Gibraltar would be obligated to pay the disputed amount. Accordingly, if the disputes are resolved in Gibraltar's favor, any adverse effect on the Company's financial condition and results of operations would likely be limited to a reduction in cash flows from operations with a corresponding impact on investment income.

Gibraltar has disputed $39.7 million ceded under the Direct Excess Retrocession primarily reflecting reserve increases for asbestos losses ceded by the Company in 1998. Gibraltar is disputing the level of reserves established by the Company for such losses, but Gibraltar is not disputing its responsibility to pay the ultimate losses in accordance with the terms of the Direct Excess Retrocession. Management does not expect that this dispute will have a material adverse effect on the Company's future financial condition, results of operations or cash flows.

The ceded losses and LAE for 1998 principally reflect a $214.9 million increase in gross reserves with respect to asbestos exposures which the Company judged to be necessary based on continuing reported and paid loss emergence, particularly with respect to secondary defendants, internal and third party statistical analysis, and its assessment of potential ultimate liabilities, $25.7 million of non-asbestos related losses ceded under the Stop Loss Agreement and $23.1 million ceded under various catastrophe retrocessions. The 1998 ceded losses and LAE compares to ceded losses and LAE of $109.6 million in 1997, including $45.0 million ceded under the Stop Loss Agreement. See "Financial Condition" below for a further discussion.

Underwriting expenses decreased by 0.7% to $324.1 million in 1998 from $326.5 million in 1997. Commission, brokerage, taxes and fees decreased by $0.2 million attributable to decreases in written premium and changes in the Company's business mix. Other underwriting expenses decreased by $2.1 million, as the Company's cost reduction initiatives continued to provide benefits over the course of 1998 and 1997. The benefits more than offset the impact of salary and other expense increases that were generally in line with inflation. The Company's expense ratio decreased by 0.8 percentage points to 30.3% in 1998 from 31.1% in 1997 as a result of the increase in premiums earned and the decrease in underwriting expenses.

The Company's combined ratio decreased by 0.8 percentage points to 103.2% in 1998 from 104.0% in 1997 reflecting the lower expense ratio, increased earned premium and loss ratio factors described above.

INCOME TAXES. The Company had income tax expense of $47.5 million in 1998 compared to $52.3 million in 1997, with the decrease resulting from the relationship of tax exempt income to pre-tax income as the Company increased the tax preferenced element of investment income at a rate greater than the increase in pre-tax income as a result of growth in the Company's tax preferenced investment holdings.

NET INCOME. Net income was $165.2 million in 1998 compared to $155.0 million in 1997. This improvement mainly reflects higher earned premium, higher investment income, and lower income taxes partially offset by a decrease in net capital gains and an increase in net incurred losses.


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

REVENUES. Net premiums earned increased by 7.8% to $1,049.8 million in 1997 from $973.6 million in 1996, with the increase attributable to premium earnings patterns coupled with a decrease in the rate of written premium growth.

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

FINANCIAL CONDITION
CASH AND INVESTED ASSETS. Aggregate invested assets, including cash and short-term investments, were $4,325.8 million at December 31, 1998, $4,163.3 million at December 31, 1997 and $3,624.6 million at December 31, 1996. The change in invested assets resulted primarily from cash flows from operations generated during the period together with net realized and unrealized gains and losses on investments.

LOSS AND LAE RESERVES
GENERAL. Gross loss and LAE reserves totaled $3,800.0 million at December 31, 1998, $3,437.8 million at December 31, 1997 and $3,246.9 million at December 31, 1996. The increases were mainly due to reserve increases on pre-1986 accident years for asbestos and environmental exposures, most of which were ceded under various retrocessional arrangements resulting in offsetting increases to reinsurance receivables, together with continued growth in the Company's book of business. Reinsurance receivables totaled $982.0 million at December 31, 1998, $692.5 million at December 31, 1997 and $749.1 million at December 31, 1996. At December 31, 1998, $563.3 million or 57.4% of the total was receivable from Gibraltar including $142.0 million which is contractually due in the first quarter of 1999, subject to resolution of the dispute noted above (See - "Year Ended December 31, 1998 Compared to Year Ended December 31, 1997" above), $154.8 million which is collateralized by funds held by the Company or offsetting liabilities and $266.5 million which is subject to the terms and conditions of The Prudential's guarantee of Gibraltar's payment obligations to the Company. Additionally, $150.0 million or $15.3% is receivable from Continental Insurance Company which is secured by a funds held arrangement wherein the Company has retained the premium payments due the retrocessionaire, recognized a liability for such amounts and reduces such liability as payments are due from the retrocessionaire. No other retrocessionaire accounted for more than $25.0 million of the Company's receivable.

Everest  Re  maintains  reserves  to  cover  its  estimated  ultimate  liability for losses and LAE with respect to reported and unreported claims. Because reserves are estimates of ultimate losses and LAE, management monitors reserve adequacy over time, evaluating new information as it becomes known and adjusting reserves, as necessary. Management considers many factors when setting reserves, including: (i) current legal interpretations of coverage and liability; (ii) economic conditions; (iii) internal actuarial methodologies which analyze Everest Re's experience with similar cases, information from ceding companies and historical trends, such as reserving patterns, loss payments, pending levels of unpaid claims and product mix; and (iv) the uncertainties discussed below regarding reserve requirements for asbestos and environmental claims. Based on these considerations, management believes that adequate provision has been made for Everest Re's loss and LAE reserves. Actual losses and LAE ultimately paid may deviate, perhaps substantially, from such reserves.

ASBESTOS AND ENVIRONMENTAL EXPOSURES. Everest Re's asbestos claims typically involve liability or potential liability for bodily injury from exposure to asbestos or liability for property damage resulting from asbestos or asbestos containing materials. Everest Re's environmental claims typically involve potential liability for the mitigation or remediation of environmental contamination or bodily injury or property damages caused by the release of hazardous substances into the land, air or water. In addition to the previously described general uncertainties inherent in estimating reserves, there are significant additional uncertainties in estimating the amount of Everest Re's potential losses from asbestos and environmental claims. Among the complications impacting the estimation of such losses are: (i) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (ii) difficulty in identifying sources of asbestos or environmental contamination; (iii) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (iv) changes in underlying laws and judicial interpretation of those laws; (v) potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (vi) long reporting delays, both from insureds to insurance companies and ceding companies to reinsurers; (vii) historical data concerning asbestos and environmental losses, which is more limited than historical information on other types of casualty claims; (viii) questions concerning interpretation and application of insurance and reinsurance coverage; and (ix) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure. Although these complications have become less severe in recent years, management believes that these factors continue to render reserves for asbestos and environmental losses significantly less subject to traditional actuarial methods than are reserves on other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. Everest Re establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for Everest Re or its ceding company. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, if coverage under the Stop Loss Agreement were exhausted, could have a material adverse effect on the Company's future financial condition, results of operations and cash flows.


The table below summarizes reserves and claim activity for asbestos and environmental claims, on both a gross and net of ceded reinsurance basis, for the periods indicated:

                                                 ASBESTOS AND
                                             ENVIRONMENTAL RESERVES
                                             YEARS ENDED DECEMBER 31,
                                        ---------------------------------
(Dollars in millions)                        1998        1997        1996
                                        ---------------------------------

Gross Basis:
Beginning of period reserves            $   446.1   $   423.3   $   428.5
                                        ---------------------------------

Incurred losses and LAE:
Reported losses                              57.6        80.5        36.7
Change in IBNR                              192.0         3.2        (6.7)
                                        ---------------------------------
Total                                       249.6        83.7        30.0
Paid losses                                 (34.9)      (60.9)      (35.2)
                                        ---------------------------------

End of period reserves                  $   660.8   $   446.1   $   423.3
                                        =================================


Net Basis:
Beginning of period reserves            $   212.4   $   199.6   $   186.0
                                        ---------------------------------

Incurred losses and LAE:
Reported losses (1)                        (105.9)      (18.3)       (4.4)
Change in IBNR                              121.3        21.8         4.4
                                        ---------------------------------
Total                                        15.4         3.5         0.0
Paid losses (2)                              35.7         9.3        13.6
                                        ---------------------------------

End of period reserves                  $   263.5   $   212.4   $   199.6
                                        =================================

----------
(1) Net of $138.5 million in 1998, $41.2 million in 1997 and $24.2 million in 1996 ceded under the incurred loss reimbursement feature of the Stop Loss Agreement.

(2) Net of $39.7 million in 1998, $22.6 million in 1997 and $34.5 million in 1996 ceded as paid losses under the Stop Loss Agreement.

The $397.3 million of reinsurance receivables with respect to asbestos and environmental reserves as of December 31, 1998 was attributable principally to three retrocessional arrangements: (i) $168.6 million was ceded to various insurance and reinsurance companies, including Gibraltar, in connection with their participation in MUF; (ii) $118.8 million was ceded to Gibraltar under the Company's Stop Loss Agreement which is contractually due to the Company in the first quarter of 1999, subject to resolution of the dispute noted above; and
(iii) $96.5 million resulting from the Company's former direct excess insurance operations, which ceased writing business in 1985 and which has been 100% ceded to Gibraltar since 1986, a portion of which is subject to resolution of the dispute noted above. See - "Year Ended December 31, 1998 Compared to Year Ended December 31, 1997" above.

STOP LOSS AGREEMENT AND PRUDENTIAL GUARANTEES. To the extent reserves as of June 30, 1995 (December 31, 1994 for catastrophe losses) for losses, allocated LAE and uncollectible reinsurance experience adverse development ("Adverse Development"), Everest Re is entitled, at the time reserves are increased, to payments under the Stop Loss Agreement, subject to the limit and other terms thereof. Gibraltar's obligations to make payments to Everest Re under the Stop Loss Agreement are guaranteed by The Prudential. Management expects that the general effect of the Stop Loss Agreement will be to protect the Company's consolidated earnings against up to $375.0 million of the first $400.0 million of Adverse Development. There can be no assurance, however, that the Company's net liability for such Adverse Development will be limited to $25.0 million. With respect to liquidity, the incurred loss reimbursement features of these agreements provide the Company with cash on or prior to the time it is required to make payment on account of such Adverse Development. Through December 31, 1998, Adverse Development ceded under the Stop Loss Agreement have aggregated $339.2 million with remaining limits available of $35.8 million (net of coinsurance) as respects the next $39.8 million of Adverse Development. See - "Year Ended December 31, 1998 Compared to Year Ended December 31, 1997" - above.

The Prudential has guaranteed all of Gibraltar's payment obligations under the Stop Loss Agreement and up to $400.0 million of Gibraltar's net obligations under all other reinsurance agreements between Gibraltar and Everest Re, $128.3 million of which has been discharged by loss payments made to the Company subsequent to June 30, 1995. At December 31, 1998, Gibraltar's net obligations under such other reinsurance agreements consisted of the following balances:

Reinsurance receivables from Gibraltar                               $  421.3
Reserve for losses and loss adjustment expenses assumed
 from Gibraltar                                                        (164.2)
Losses in the course of payment assumed from Gibraltar                   (5.4)
Funds held by Everest Re under reinsurance treaties with
 Gibraltar                                                             (127.2)
                                                                     --------
    Net obligations of Gibraltar                                     $  124.5
                                                                     ========

STOCKHOLDERS' EQUITY. Holdings' stockholders' equity increased to $1,479.2 million as of December 31, 1998 from $1,307.5 million as of December 31, 1997 principally reflecting a $155.1 million increase in retained earnings for the year and an increase of $37.2 million in unrealized appreciation of investments. Stockholders' equity as of December 31, 1997 increased to $1,307.5 million from $1,086.0 million as of December 31, 1996 principally reflecting an increase of $146.9 million in retained earnings and an increase of $82.6 million in unrealized appreciation of investments. Dividends of $10.1 million, $8.1 million and $6.1 million were declared and paid by Holdings in 1998, 1997 and 1996, respectively.

Holdings' stockholders' equity of $1,479.2 million exceeded Everest Re's statutory-basis surplus of $1,059.4 million by $419.8 million at December 31, 1998. The primary differences between GAAP and SAP as they relate to the Company are: (i) the deferral of acquisition costs under GAAP, which are immediately expensed under SAP; (ii) the provision for deferred taxes on temporary tax differences under GAAP, which are excluded under SAP; and (iii) the carrying at market value of fixed maturities available for sale under GAAP, as compared to at amortized cost under SAP.


LIQUIDITY AND CAPITAL RESOURCES
EVEREST RE. Everest Re's liquidity requirements are met on both a short-term and long-term basis by funds provided by premiums collected, investment income and collected reinsurance receivables balances, and from the sale and maturity of investments. Everest Re's net cash flows from operating activities were $183.3 million, $376.4 million and $414.0 million, in 1998, 1997 and 1996, respectively. The decreases from 1997 and 1996 in cash provided by operating activities were principally a result of increases in net paid losses, reflecting maturation of the Company's loss reserves, combined with the changes in the Company's mix of business and modest, if any, growth in gross written premium, all of which may affect growth in cash flow from operations in subsequent periods, offset by improved profitability. Recoveries under the Company's Stop Loss Agreement with Gibraltar contributed $31.9 million, $99.8 million and $53.4 million of such net cash flows in 1998, 1997 and 1996 respectively.

Proceeds and applications from sales and acquisitions of investment assets were $634.2 million and $755.3 million, respectively, in 1998 principally reflecting reduced portfolio turnover as the result of the tax implications of capital gain realization, compared to $1,077.0 million and $1,482.8 million, respectively, in 1997 and $1,632.9 million and $2,014.9 million, respectively, in 1996. Everest Re's current investment strategy seeks to maximize after-tax income through a high quality, diversified, duration sensitive, taxable bond and tax-exempt municipal bond portfolio, while maintaining an adequate level of liquidity.

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

Everest Re employs various techniques, including licensed software modeling, to assess its accumulated exposure to property catastrophe losses and summarizes that exposure in terms of the probable maximum loss ("PML"). The company defines PML as its anticipated maximum loss, taking into account contract limits, caused by a single catastrophe affecting a broad contiguous geographic area, such as that caused by a hurricane or earthquake of such a magnitude that it is expected to occur once in every 100 years. Management estimates that the Company's greatest catastrophe exposure worldwide from any single event is to hurricanes and earthquakes in the coastal regions of the United States, where Everest Re estimates it has a PML exposure, before reinsurance, of approximately $170.0 million in each such region based on its current book of business. Similarly, management estimates that the largest current PML exposure, before reinsurance, outside the United States is approximately $86.0 million. There can be no assurance that Everest Re will not experience losses from one or more catastrophic events that exceed, perhaps by a substantial amount, its estimated PML.

The Company maintains a corporate-level retrocessional protection program, above and beyond retrocessions purchased with respect to specific assumed coverage, to mitigate the potential impact of catastrophe losses. Prior to the December 31, 1998 cancellation of significant elements of this program, the attachment point of this program was $25.0 million per catastrophe in the United States and $10.0 million per catastrophe outside the United States. During 1998, $23.1 million was ceded under the corporate level retrocession program as a result of catastrophes occurring outside the United States. Effective January 1, 1999 the Company has purchased an accident year aggregate excess of loss protection which provides up to $175.0 million of coverage if Everest Re's statutory basis accident year loss ratio exceeds a certain threshold and responds on an aggregate basis with respect to both property and casualty losses, including those arising from catastrophes. The attachment point is net of inuring retrocessions and includes adjustable premium provisions which effectively cause the Company to offset, on a pre-tax income basis, up to 52.5% of such ceded losses, depending upon the character of the underlying losses, through additional premiums. The maximum recovery is $175.0 million before giving effect to a maximum adjustable premium of $86.3 million. Retrocessions inuring to the benefit of this program, for the period from May 15, 1998 through May 15, 1999, include a catastrophe retrocession which provides coverage of 70.0% of $20.0 million per occurrence in excess of $10.0 million in losses incurred by the Company outside of the United States, and for the period from May 23, 1998 through May 23, 1999, include a catastrophe retrocession which provides coverage of 87.5% of $20.0 million per occurrence in excess of $30.0 million in losses incurred by the Company outside of the United States. All aspects of the retrocession program have been structured to permit the program to be accounted for as reinsurance under SFAS No. 113.

If a single catastrophe were to occur in the United States that resulted in $170.0 million of gross losses and allocated loss adjustment expenses ("ALAE") in 1999 (an amount equivalent to Everest Re's PML), management estimates that the effect (including additional premiums and retained losses and ALAE) on the Company's income before taxes would be $93.0 million. This pre-tax net loss estimate assumes that Everest Re's aggregate losses and ALAE for 1999 would exceed the threshold loss ratio requirement in the aggregate excess of loss cover by $170.0 million.

HOLDINGS. Holdings is a holding company whose only material asset is the capital stock of Everest Re. Holdings' cash flow will consist primarily of dividends and other permissible payments from Everest Re. Holdings depends upon such payments for funds for general corporate purposes and for the payment of any dividends on its common stock.

In May 1998, the Company renewed its 364 day revolving line of credit with First Union National Bank originally entered into in June 1997. This credit facility, which will be used for liquidity and general corporate purposes, provides for the borrowing of up to $50 million. There have been no borrowings under this facility in 1998 or 1997. The credit facility agreement continues to require that Everest Re maintains statutory surplus of not less than $575 million and that the Company not allow its ratio of certain debt to capital to be greater than a specified amount. The Company may choose an interest rate on borrowings equal to either (i) the Base Rate (as defined below), (ii) an adjusted London InterBank Offered Rate ("LIBOR") plus a margin (the "Margin") or (iii) a Money Market Rate, which is a daily uncommitted advised rate. The Base Rate is the higher of the rate of interest established by the bank from time to time as its reference rate in making loans or the Federal Funds rate plus 0.5% per annum. The amount of the Margin and the commitment fee payable to the bank for the credit facility depend upon the insurance strength or claims paying ability ratings of Everest Re.

The payment of dividends to Holdings by Everest Re is subject to limitations imposed by the Delaware Insurance Code. Based upon these restrictions, the maximum amount that will be available for payment of dividends to Holdings by Everest Re in 1999 without the prior approval of regulatory authorities is $179.2 million. Everest Re's future cash flow available to Holdings may be influenced by a variety of factors, including changes in the property and casualty reinsurance market, Everest Re's financial results, insurance regulatory changes and changes in general economic conditions. The availability of such cash flow to Holdings could also be influenced by, among other things, changes in the limitations imposed by the Delaware Insurance Code on the payment of dividends by Everest Re. Holdings expects that, absent significant catastrophe losses, such restrictions should not affect Everest Re's ability to declare and pay dividends sufficient to support Holdings' current dividend policy.

During 1998, 1997 and 1996 Holdings declared and paid dividends of $10.1 million, $8.1 million and $6.1 million, respectively.

On March 21, 1996 the Holdings' Board of Directors approved a stock repurchase plan authorizing the repurchase of an aggregate amount of 2.5 million shares of common stock from time to time in open market transactions. During 1998, the first year in which purchases were made under this authorization, 516,900 shares were repurchased at an average price of $33.68 per share.

In September 1998, Holdings adopted a shareholder rights plan ("Plan"). To implement the Plan, the Company declared a dividend of one preferred share purchase right ("Right") for each outstanding share of common stock. Pursuant to the Plan, the Rights can only be exercised in certain situations involving a potential change in control of the Company. For more information see Exhibit 4.1.

INCOME TAXES
On April 21, 1998, the Supreme Court issued its decision in Atlantic Mutual Insurance Company v. Commissioner, upholding the Internal Revenue Service's position regarding the computation of the fresh start benefit relating to 1986 reserve strengthening. Pursuant to a separation agreement entered into with The Prudential, its former parent at the time of the Company's initial public offering in 1995, the Company paid The Prudential $10.4 million representing tax and interest in resolution of the matter. The Company had adequate provisions for this tax contingency and, as a result, this item has not materially impacted the Company's financial position.

MARKET SENSITIVE INSTRUMENTS
The Securities and Exchange Commission Financial Reporting Release #48 requires registrants to clarify and expand upon the existing financial statement disclosure requirements for derivative financial instruments, derivative commodity instruments, and other financial instruments (collectively, "market sensitive instruments").

Everest Re's current investment strategy does not provide for investments in derivative financial instruments or derivative commodity instruments. The Company's current investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable and tax-exempt fixed maturity portfolio, while maintaining an adequate level of liquidity. Everest Re's mix of taxable and tax-preferenced investments are adjusted continuously, consistent with Everest Re's current and projected operating results, market conditions, and tax position. The fixed maturities in the investment portfolio are comprised of non-trading available for sale securities. Additionally, Everest Re invests in marketable equity securities, which it believes will enhance the risk-adjusted total return of the investment portfolio.

The overall strategy considers the scope of present and anticipated Company operations. In particular, estimates of the financial impact resulting from non-investment asset and liability transactions, together with the Company's capital structure and other factors, are used to develop a net liability analysis. This analysis includes estimated payout characteristics for which the investments of the Company provide liquidity. This analysis is considered in the development of specific investment strategies for asset allocation, duration, and credit quality.

The $4.3 billion investment portfolio is comprised of fixed maturity securities that are subject to interest rate risk and foreign currency rate risk, and equity securities that are subject to equity price risk. The impact of these risks in the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio due to change in market interest rates. Further, it includes prepayment risk in a declining interest rate environment on the $408.9 million of the $4.1 billion fixed maturity portfolio, which consists of mortgage-backed securities. Prepayment risk results from accelerated principal payments that shorten the average life and thus, the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on the fixed maturity portfolio as of December 31, 1998 based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a US dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments are taken into account. For legal entities with a non-US dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.
All amounts are in millions of US$.

                       Interest Rate Shift in Basis Points

                                          -200           -100              0           100           200
                                     -------------------------------------------------------------------
Total Market Value                   $ 4,638.4     $  4,381.9     $  4,135.4    $  3,892.0    $  3,653.8

Market Value Change from Base (%)
                                          12.2%           6.0%           0.0%         (5.9%)       (11.7%)

Change in Unrealized Appreciation
After-tax from Base ($)
                                     $   326.9     $    160.2     $        0    $   (158.2)   $   (313.0)

Foreign currency rate risk is the potential change in value, income, and cash flow arising from adverse changes in foreign currency exchange rates. The Company's foreign operations each maintain capital in the currency of the country of its geographic location consistent with local regulatory guidance. Generally, the Company prefers to maintain the capital of its foreign operations in US dollar assets although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency as well as the currency of other countries in which it operates. The primary foreign currency exposures are the Canadian Dollar, the Belgian Franc, the British Pound Sterling, the German Deutschmark, and the French Franc for these foreign operations. The Company mitigates foreign exchange exposure by a general matching of the currency and duration of its assets to its corresponding operating liabilities. In accordance with FAS 52, the Company translates the assets, liabilities, and income of non-US dollar functional currency legal entities to the US dollar. This translation amount is reported as a component of other comprehensive income. The primary functional foreign currency exposures are the Canadian Dollar, the British Pound Sterling and the Belgian Franc for these foreign operations.

The table below displays the potential impact of a parallel 20% increase and decrease in foreign exchange rates on the valuation of invested assets subject to foreign currency exposure in 10% increments as of December 31, 1998. This analysis includes the after-tax impact of translation from transactional currency to functional currency as well as the after-tax impact of translation from functional currency to the US dollar reporting currency. All amounts are in millions of US$.

                   Change in Foreign Exchange Rates in Percent

                                      -20%        -10%         0%        10%        20%
                                  -----------------------------------------------------
 Total After-tax Foreign
 Exchange Exposure                ($ 31.0)    ($ 17.5)      $   0    $  20.4    $  42.8

Equity risk is the potential change in market value of the common stock and preferred stock portfolios arising from changing equity prices. The Company invests in predominately high quality preferred and common stocks that are traded on the major exchanges in the United States. The primary objective in managing the $146.3 million equity portfolio is to provide long-term capital growth through market appreciation and income.

The table below displays the impact on market value and after-tax unrealized appreciation of a 20% change in equity prices up and down in 10% increments as of December 31, 1998. All amounts are in millions of US$.

                       Change in Equity Values in Percent

                                     -20%          -10%            0%           10%           20%
                                -----------------------------------------------------------------
Market Value of the
 Equity Portfolio               $   117.0     $   131.6     $   146.3     $   160.9     $   175.5
After-tax Change in
 Unrealized Appreciation            (19.0)         (9.5)            0           9.5          19.0

YEAR 2000 READINESS DISCLOSURES
Many computers, software programs and microprocessors embedded in certain equipment (collectively, "systems") were designed to accommodate only two-digit date fields to represent a given year (e.g., "98" represents 1998). It is possible that such systems will not be able to accurately process data containing information relating to dates before, during or after the year 2000. It is also possible that such systems could fail entirely, although in many instances the consequences of a system not being "year 2000 compliant" are unknown. The "year 2000 issue" has the potential to affect the Company through
(i) the disruption of the processing of business and general corporate transactions, both at the Company and between the Company and other business entities with which it interacts, and (ii) claims which may be brought asserting that costs associated with the issue may be covered under insurance or reinsurance contracts in which the Company participates.

READINESS. The Company has been actively engaged in a project to mitigate the potential effects of the year 2000 issue. For each segment of its internal computer processing environment (mainframe, midrange and personal computer
equipment),   the  Company  has  a  multi-phase   plan  that  involves  (a)  the
identification and assessment of year 2000 compliance, (b) the design and development of remedies (including the replacement of non-compliant systems if needed), (c) testing of year 2000 readiness and (d) the implementation of fully integrated year 2000-compliant processing. The assessment phase is complete, and many of the Company's systems are already year 2000-compliant. For those that are not yet compliant, steps are being taken to upgrade or replace them. With the exception of one non-critical application, which will be replaced in the third quarter of 1999, all processing/reporting systems are currently planned to be compliant by June 30, 1999. Testing has indicated that virtually all mission-critical mainframe hardware and software is compliant, and that the few software applications that are non-compliant can be made compliant by June 30, 1999; additional testing of remaining systems will continue as those remaining systems are brought into compliance.

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

In addition to addressing hardware/software information technology ("IT"), the Company has also been assessing year 2000 issues with respect to non-IT systems such as telephones and various building services which may rely on embedded microprocessors. Although failure of non-IT systems such as telephone service could disrupt the Company's business, the Company's inquiries of the relevant vendors have not identified any material year 2000 problems.

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

COSTS. The Company's historical and expected future costs to make its systems year 2000 compliant are not material. The total expected out-of-pocket costs of the year 2000 effort are approximately $0.6 million, of which approximately $
0.3 million had been incurred as of December 31, 1998. These figures include only expenses specifically related to Year 2000 compliance and do not include the cost of hardware or software acquisitions made in the normal course of business.

RISKS. The Company does not rely on computer-dependent transactions to the same extent as many other businesses. However, in the event that the Company's internal processing environment could not be made year 2000-compliant, or in the event that significant business partners or service providers or other business entities experienced serious year 2000 problems, the Company could experience disruption in its business. Such disruption could conceivably take several forms: (a) having to compile information and process transactions manually, (b) if compliance problems persisted, impairing the Company's ability to receive premiums from and make claim payments to its ceding companies, (c) impairing the Company's ability to obtain information about its investments or (d) impairing the value of the Company's bond and equity investments, if the entities underlying those investments themselves have substantial year 2000 costs, liabilities or disruptions. Any or all of the types of possible disruptions in such a "worst case scenario" could materially increase the cost of doing business, could impair the Company's ability to make required regulatory filings and could materially affect the Company's results of operations, liquidity or financial condition. However, based upon current information, the Company does not expect such scenarios to occur and does not expect material disruption to its business.

CONTINGENCY PLANS. Although it has considered various scenarios concerning the possible effects of the year 2000 issue, the Company does not yet have formal contingency plans relating to either its internal processing environment or its external business contacts. As it completes the upgrading and testing of non-compliant systems and continues to monitor the status of its important external contacts throughout 1999, the Company will develop contingency plans as necessary for mission-critical systems and relationships.

POTENTIAL CLAIMS EXPOSURE. It appears probable that individuals or entities which experience business disruption, increased costs or other problems associated with the year 2000 issue may assert claims against their own insurance carrier to recover such costs or against other entities for damages, which entities may in turn assert that such potential damages are covered by insurance. While it appears probable that some such claims will be made against insurers, it is not yet possible to determine whether such claims will be held to have merit or whether any such claims may be made against insurance or reinsurance contracts in which the Company participates. With respect to prospective business, the Company works with brokers and ceding companies to attempt to determine whether prospective or existing business written carries potential year 2000 exposures. If the ceding company, in the Company's opinion, is adequately underwriting the exposures, the Company may not exclude such exposures from its contracts. If the ceding company is not adequately addressing the issue, the Company will attempt to exclude those exposures from its contracts or non-renew those contracts. There can be no assurance, however, that such business will be completely free of potential exposure to claims related to the year 2000 issue.

EURO CONVERSION.
On January 1, 1999 eleven of the fifteen member countries of the European Union (the "participating countries") established fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the Euro. The participating countries have agreed to adopt the Euro as their common legal currency, to issue sovereign debt exclusively in the Euro and to redenominate outstanding sovereign debt. Between January 1, 1999 and January 1, 2002 (the "transition period") the legacy currencies are scheduled to remain legal tender in the participating countries. During the transition period, public and private parties may pay for goods and services using either the Euro or the participating country's legacy currency. European Union regulations, among other matters, specify how legacy currencies convert to Euros. Beginning January 1, 2002, new Euro-denominated bills and coins will be issued and by July 1, 2002, the participating countries' legacy currencies will no longer be legal tender for any transactions. The Company has operations in Belgium and the United Kingdom, both members of the European Union; Belgium became a participating country on January 1, 1999.

The nature of the Company's reinsurance business and its investments is such that the Company does not expect the impact of the Euro conversion to be material to the Company's business, operations or financial condition. Although systems which support the Company's United Kingdom and Belgian operations require modifications to enable conversion of legacy currency historical data and accommodate conversions in accordance with European Union requirements, which modifications the system vendor is investigating, a failure of the vendor to modify the system is not expected to be material to the Company's business, operations or financial condition. The Company has not yet determined when it will convert the functional currency for its Belgian operation to the Euro.

SAFE HARBOR DISCLOSURE
In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), the Company sets forth below cautionary statements identifying important factors, among others, that in some cases have affected and that could cause its actual results to differ materially from those which might be projected, forecasted, or estimated in its forward-looking statements, as defined in the Act, made by or on behalf of the Company in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls. These cautionary statements supplement other factors contained in this report which could cause the Company's actual results to differ materially from those which might be projected, forecasted or estimated in its forward-looking statements.

Such forward-looking statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings (including earnings per share), cash flows, plans for future operations, common stockholders' equity (including book value per share), investments, financing needs, capital plans, dividends, plans relating to products or services of the Company, and estimates concerning the effects of litigation or other disputes, as well as assumptions for any of the foregoing and are generally expressed with words such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have" and similar expressions. Undue reliance on any forward-looking statements should be avoided. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

   16) Impact of Year 2000 computer hardware, software and microprocessors embedded in certain equipment issues on the Company's operations and potential for Year 2000 claims under reinsurance and insurance contracts written by the Company;

   17)   Impact of the Euro on the Company's operations or financial condition;

   18) Adverse results in litigation matters, including, but not limited to, litigation related to environmental, asbestos and other potential mass tort claims;

   19)   Changes in the Company's capital needs;

   20)   Changes in the Company's ratings;

   21) The impact of current and future regulatory environments, generally, and on the ability of the Company's subsidiaries to enter and exit reinsurance or insurance markets; and

   22) Changes in the commission or brokerage levels that competitors are willing to offer to ceding companies, brokers or agents.

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

See "Market Sensitive Instruments" in Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in the accompanying Index to Financial Statements and Schedules on page F-1 are filed as part of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to "Election of Directors", "Information Concerning Nominees" and "Information Concerning Continuing Directors and Executive Officers" in the Company's proxy statement for the 1999 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days of the close of the Company's fiscal year ended December 31, 1998 (the "Proxy Statement"), and which are incorporated herein by reference.


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

REPORTS ON FORM 8-K
No reports on Form 8-K were filed during the last quarter of 1998.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 22, 1999.


                                            EVEREST REINSURANCE HOLDINGS, INC.


                                         By:    /s/ JOSEPH V. TARANTO
                                             ----------------------------
                                                    JOSEPH V. TARANTO
                                          (CHAIRMAN AND CHIEF EXECUTIVE OFFICER)


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


/s/  JOSEPH V. TARANTO               Chairman and Chief           March 22, 1999
----------------------------          Executive Officer
     JOSEPH V. TARANTO                   and Director

/s/  STEPHEN L. LIMAURO              Vice President and           March 22, 1999
----------------------------         Comptroller (also
     STEPHEN L. LIMAURO         principal financial officer)


/s/  MARTIN ABRAHAMS                      Director                March 22, 1999
----------------------------
     MARTIN ABRAHAMS

/s/  KENNETH J. DUFFY                     Director                March 22, 1999
----------------------------
     KENNETH J. DUFFY

/s/  JOHN R. DUNNE                        Director                March 22, 1999
----------------------------
     JOHN R. DUNNE

/s/  THOMAS J. GALLAGHER                  Director                March 22, 1999
----------------------------
     THOMAS J. GALLAGHER

/s/  WILLIAM F. GALTNEY, JR.              Director                March 22, 1999
----------------------------
     WILLIAM F. GALTNEY, JR.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                           PAGES
                                                                           -----
EVEREST REINSURANCE HOLDINGS, INC.
         Report of Independent Accountants on Financial
          Statements and Schedules......................................     F-2
         Consolidated Balance Sheets at December 31, 1998 and 1997......     F-3
         Consolidated Statements of Operations for the years
          ended December 31, 1998, 1997 and 1996........................     F-4
         Consolidated Statements of Changes in Stockholders' Equity
          for the years ended December 31, 1998, 1997 and 1996..........     F-5
         Consolidated Statements of Cash Flows for the years ended
          December 31, 1998, 1997 and 1996..............................     F-6
         Notes to Consolidated Financial Statements.....................     F-7


SCHEDULES
I        Summary of Investments Other Than Investments in Related
          Parties at December 31, 1998..................................     S-1

II       Condensed Financial Information of Registrant:
            Balance Sheets as of December 31, 1998 and 1997.............     S-2
            Statements of Operations for the Years Ended
             December 31, 1998, 1997 and 1996...........................     S-3
            Statements of Cash Flows for the Years Ended
             December 31, 1998, 1997 and 1996...........................     S-4

III      Supplementary Insurance Information as of December 31, 1998
          and 1997 and for the years ended December 31, 1998,
          1997 and 1996.................................................     S-5

IV       Reinsurance for the years ended December 31, 1998, 1997
          and 1996......................................................     S-6



Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

REPORT OF  INDEPENDENT  ACCOUNTANTS

To the Board of Directors and Shareholders of Everest Reinsurance Holdings, Inc.

In our opinion, the consolidated financial statements listed in the index on page F-1 of this Form 10-K present fairly, in all material respects, the financial position of Everest Reinsurance Holdings, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index on page F-1 of this Form 10-K present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
New York, New York
February 17, 1999
Except for Note 14, as to which the date is March 11, 1999

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS


                                                      December 31,
                                          -----------------------------------
(Dollars in thousands, except
 par value per share)                               1998                 1997
                                          -----------------------------------
ASSETS:
Fixed maturities - available
 for sale, at market value
 (amortized cost: 1998,
 $3,851,051; 1997, $3,658,370)            $    4,100,575        $   3,866,860
Equity securities, at market
 value (cost: 1998, $91,787;
 1997, $120,510)                                 146,274              158,784
Short-term investments                            34,846               75,244
Other invested assets                              4,736               10,848
Cash                                              39,326               51,578
                                          -----------------------------------
 Total investments and cash                    4,325,757            4,163,314

Accrued investment income                         64,220               60,424
Premiums receivable                              261,488              256,191
Reinsurance receivables                          981,959              692,473
Funds held by reinsureds                         200,302              186,454
Deferred acquisition costs                        70,753               82,332
Prepaid reinsurance premiums                       8,592                8,980
Deferred tax asset                                62,237               74,434
Other assets                                      21,420               13,418
                                          -----------------------------------
   TOTAL ASSETS                           $    5,996,728        $   5,538,020
                                          ===================================

LIABILITIES:
Reserve for losses and
 adjustment expenses                      $    3,800,041        $   3,437,818
Unearned premium reserve                         284,640              337,383
Funds held under reinsurance
 treaties                                        195,169              190,639
Losses in the course of
 payment                                          64,630               55,969
Contingent commissions                           111,344              100,027
Other net payable to
 reinsurers                                       18,731               13,231
Current federal income taxes                        (581)              13,567
Other liabilities                                 43,550               81,903
                                          -----------------------------------
 Total liabilities                             4,517,524            4,230,537
                                          -----------------------------------

Commitments and contingencies
 (Note 11)

STOCKHOLDERS' EQUITY:
Preferred stock, par value:
 $0.01; 50 million shares
 authorized; no shares issued
 and outstanding (Includes 0.2
 million shares of Series A
 Junior Preferred Stock)                             -                    -
Common stock, par value: $0.01;
 200 million shares authorized;
 50.9 million shares issued in 1998
 and 50.8 million shares issued
 in 1997                                             509                  508
Additional paid-in capital                       390,559              389,876
Unearned compensation                               (240)                (514)
Accumulated other comprehensive
 income, net of deferred income
 taxes ($99.8 million in 1998 and
 $81.9 million in 1997)                          185,518              152,319
Retained earnings                                928,500              773,380
Treasury stock, at cost; 0.9
 million shares in 1998 and
 0.3 million shares in 1997                      (25,642)              (8,086)
                                          -----------------------------------
 Total stockholders' equity                    1,479,204            1,307,483
                                          -----------------------------------
   TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                  $    5,996,728        $   5,538,020
                                          ===================================


The accompanying notes are an integral part of the consolidated financial statements.


EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS



                                         Years Ended December 31,
                               -------------------------------------------
(Dollars in thousands,
 except per share amounts)            1998            1997            1996
                               -------------------------------------------
REVENUES:

Premiums earned                $ 1,068,010     $ 1,049,847     $   973,611
Net investment income              244,909         228,546         191,901
Net realized capital
 gain/(loss)                          (765)         15,916           5,695
Other income/(loss)                  3,046           4,880          (1,867)
                               -------------------------------------------
                                 1,315,200       1,299,189       1,169,340
                               -------------------------------------------

CLAIMS AND EXPENSES:
Incurred losses and
 loss adjustment
 expenses                          778,404         765,421         716,033
Commission, brokerage,
 taxes and fees                    274,559         274,796         254,598
Other underwriting
 expenses                           49,561          51,672          54,870
                               -------------------------------------------
                                 1,102,524       1,091,889       1,025,501
                               -------------------------------------------

INCOME BEFORE TAXES                212,676         207,300         143,839

Income tax                          47,479          52,345          31,812
                               -------------------------------------------

NET INCOME                     $   165,197     $   154,955     $   112,027
                               ===========================================


Other comprehensive
 income, net of tax                 33,199          74,907           1,524
                               -------------------------------------------

COMPREHENSIVE INCOME           $   198,396     $   229,862     $   113,551
                               ===========================================

PER SHARE DATA:
  Average shares
   outstanding (000's)              50,374          50,476          50,567
  Net income per
   common share - basic        $      3.28     $      3.07     $      2.22
                               ===========================================


  Average diluted
   shares outstanding
   (000's)                          50,665          50,765          50,711
  Net income per
   common share -
   diluted                     $      3.26     $      3.05     $      2.21
                               ===========================================

The accompanying notes are an integral part of the consolidated financial statements.


EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                              Years Ended December 31,
                               ---------------------------------------------------
(Dollars in thousands,
 except per share amounts)               1998              1997              1996
                               ---------------------------------------------------
COMMON STOCK (SHARES
 OUTSTANDING):
Balance, beginning of
 period                            50,479,271        50,490,273         50,792,869
Issued during the period               34,436            22,600              3,800
Treasury stock acquired
 during period                       (529,040)          (37,287)          (306,396)
Treasury stock reissued
 during period                          4,537             3,685                -
                               ---------------------------------------------------
Balance, end of period             49,989,204        50,479,271         50,490,273
                               ===================================================

COMMON STOCK (PAR VALUE):
Balance, beginning of
 period                        $          508    $          508    $           508
Issued during the period                    1               -                  -
                               ---------------------------------------------------
Balance, end of period                    509               508                508
                               ---------------------------------------------------

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of
 period                               389,876           389,196            387,349
Contributions during the
 period                                   -                 -                1,783
Common stock issued during
 the period                               610               636                 64
Treasury stock reissued
 during period                             73                44                -
                               ---------------------------------------------------
Balance, end of period                390,559           389,876            389,196
                               ---------------------------------------------------

UNEARNED COMPENSATION:
Balance, beginning of
 period                                  (514)             (374)              (692)
Net increase (decrease)
 during the period                        274              (140)               318
                               ---------------------------------------------------
Balance, end of period                   (240)             (514)              (374)
                               ---------------------------------------------------

ACCUMULATED OTHER
 COMPREHENSIVE INCOME, NET
 OF DEFERRED INCOME TAXES:
Balance, beginning of
 period                               152,319            77,412             75,888
Net increase during the
 period                                33,199            74,907              1,524
                               ---------------------------------------------------
Balance, end of period                185,518           152,319             77,412
                               ---------------------------------------------------

RETAINED EARNINGS:
Balance, beginning of
 period                               773,380           626,501            520,541
Net income                            165,197           154,955            112,027
Dividends declared ( $0.20
 per share in 1998, $0.16
 per share in 1997 and
 $0.12 per share in 1996)             (10,077)           (8,076)            (6,067)
                               ---------------------------------------------------
Balance, end of period                928,500           773,380            626,501
                               ---------------------------------------------------

TREASURY STOCK AT COST:
Balance, beginning of
 period                                (8,086)           (7,220)               -
Treasury stock acquired
 during period                        (17,663)             (953)            (7,220)
Treasury stock reissued
 during period                            107                87                -
                               ---------------------------------------------------
Balance, end of period                (25,642)           (8,086)            (7,220)
                               ---------------------------------------------------

TOTAL STOCKHOLDERS'
 EQUITY, END OF PERIOD         $    1,479,204    $    1,307,483    $     1,086,023
                               ===================================================


The accompanying notes are an integral part of the consolidated financial statements.


EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                            Years Ended December 31,
                                ------------------------------------------------
(Dollars in thousands)                  1998               1997             1996
                                ------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income                      $    165,197       $   154,955       $   112,027
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
 (Increase) decrease in
  premiums receivable                 (4,466)          (30,867)           38,285
 (Increase) in funds held
  by reinsureds, net                  (7,766)           (1,065)          (21,606)
 (Increase) decrease in
  reinsurance receivables           (289,908)           56,544           (37,084)
 (Increase) decrease in
  deferred tax asset                  (2,532)           10,451           (13,065)
 Increase in reserve for
  losses and loss adjustment
  expenses                           359,178           202,191           281,590
 Increase (decrease) in
  unearned premiums                  (52,757)          (16,970)           60,293
 (Increase) decrease in
  other assets and liabilities        16,949            17,706            (1,064)
 Non cash compensation expense           274              (140)              318
 Accrual of bond discount/
  amortization of bond premium        (1,617)             (500)              (46)
 Realized capital (gains)
  losses                                 765           (15,916)           (5,695)
                                ------------------------------------------------
Net cash provided by
 operating activities                183,317           376,389           413,953
                                ------------------------------------------------

CASH FLOWS FROM INVESTING
 ACTIVITIES :
Proceeds from fixed maturities
 matured/called - held to
 maturity                                -               2,155            20,582
Proceeds from fixed maturities
 matured/called - available
 for sale                            162,514           132,231           143,114
Proceeds from fixed maturities
 sold - available for sale           373,327           880,189         1,281,882
Proceeds from equity securities
 sold                                 50,508            59,494           160,429
Proceeds from other invested
 assets sold                           7,605             1,368               -
Cost of fixed maturities
 acquired - held to maturity             -                 -             (17,378)
Cost of fixed maturities
 acquired - available for sale      (731,500)       (1,413,516)       (1,836,274)
Cost of equity securities
 acquired                            (22,350)          (45,825)         (150,861)
Cost of other invested assets
 acquired                               (935)              -              (7,184)
Net (purchases) sales of
 short-term securities                40,273           (23,422)           26,890
Net increase (decrease) in
 unsettled securities
 transactions                           (499)            1,533            (3,166)
                                ------------------------------------------------
Net cash (used in)
 investing activities               (121,057)         (405,793)         (381,966)
                                ------------------------------------------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Acquisition of treasury
 stock net of reissuances            (17,498)             (822)           (7,220)
Contributions during the
 period                                  -                 -               1,783
Common stock issued during
 the period                              625               636                64
Dividends paid to
 stockholders                        (10,077)           (8,076)           (6,067)
Net increase (decrease) in
 collateral for loaned
 securities                          (47,119)           47,119           (19,897)
                                ------------------------------------------------
Net cash provided by
 (used in) financing
 activities                          (74,069)           38,857           (31,337)
                                ------------------------------------------------

EFFECT OF EXCHANGE RATE
 CHANGES ON CASH                        (443)          (10,470)            1,033
                                ------------------------------------------------

Net increase (decrease)
 in cash                             (12,252)           (1,017)            1,683
Cash, beginning of period             51,578            52,595            50,912
                                ------------------------------------------------
Cash, end of period             $     39,326       $    51,578       $    52,595
                                ================================================

SUPPLEMENTAL CASH FLOW
 INFORMATION CASH
 TRANSACTIONS:
Income taxes paid, net          $     65,659       $    53,645       $    38,055
NON-CASH FINANCING
 TRANSACTION:
Issuance of common stock        $        274       $      (140)      $       318


The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


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

The consolidated financial statements include the domestic and foreign subsidiaries of Everest Re: Everest National Insurance Company ("Everest National") (formerly known as Prudential National Insurance Company), Everest Indemnity Insurance Company ("Everest Indemnity"), Everest Re Holdings, Ltd. ("Everest Ltd."), a Bermuda domiciled successor company of Everest Re Ltd. (the assets of which funded Everest Ltd. and which was formerly known as Everest Reinsurance Ltd. and Le Rocher Reinsurance Ltd.) and Everest Insurance Company of Canada ("Everest Canada") (formerly known as OTIP/RAEO Insurance Company, Inc.), which was acquired from The Prudential for $3,700 on December 31, 1996. They also include Mt. McKinley Managers, L.L.C. ("Mt. McKinley") which was formed by Holdings and Everest National in 1997 as an insurance producer and which acquired in 1998 the assets of certain agency operations in Alabama and Georgia which now operate as Workcare Southeast, Inc. ("Workcare Southeast") and Workcare Southeast of Georgia, Inc. ("Workcare Georgia"). Everest National also acquired an agency operation in Texas, Workcare, Inc. The acquisition price of these three agency operations was $2,900 and the transaction occurred on July 1, 1998. These acquisitions have been accounted for by the purchase method. Had these acquisitions occurred at the beginning of 1996, they would have had no material effect on the Company's results of operations. All material intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 and 1998 presentation.


B.  INVESTMENTS
SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires that a company segment its fixed maturity investment portfolio between held to maturity (carried at amortized cost), available for sale (carried at market value, with unrealized appreciation or depreciation, net of applicable deferred income taxes, reflected as a separate component of stockholders' equity) and trading (carried at market value with unrealized appreciation or depreciation reflected in income). Investments that are available for sale are expected to be held for an indefinite period but may be sold depending on tax position, interest rates and other considerations. Short-term investments are stated at cost, which approximates market value. Equity securities are carried at market value with unrealized appreciation or depreciation of equity securities, net of applicable deferred income tax, credited or charged directly to stockholders' equity. Realized gains or losses on sale of investments are determined on the basis of identified cost. With respect to securities which are not publicly traded, market value has been determined based on pricing models. For publicly traded securities, market value is based on quoted market prices. Cash includes cash and bank time deposits with original maturities of ninety days or under.

C.  UNCOLLECTIBLE REINSURANCE BALANCES
The Company provides reserves for uncollectible reinsurance balances based on management's assessment of the collectibility of the outstanding balances. Such reserves were $25,102 and $14,399 at December 31, 1998 and December 31, 1997, respectively (see also Note 7).

D.  DEFERRED ACQUISITION COSTS
Acquisition costs, consisting principally of commissions and brokerage expenses and certain premium taxes and fees associated with the Company's primary insurance business incurred at the time a contract or policy is issued, are deferred and amortized over the period in which the related premiums are earned, generally one year. Deferred policy acquisition costs are limited to their estimated realizable value based on the related unearned premiums, anticipated claims and claim expenses and anticipated investment income. Deferred acquisition costs amortized to income were $269,160, $270,605 and $252,928 in 1998, 1997 and 1996, respectively.

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

H.  FOREIGN CURRENCY TRANSLATION
Assets and liabilities relating to foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; revenues and expenses are translated into U.S. dollars using average exchange rates. Gains and losses resulting from translating foreign currency financial statements, net of deferred income taxes, are excluded from income and accumulated in stockholders' equity.

I.  EARNINGS PER SHARE
SFAS No. 128 requires an enterprise to present basic and diluted earnings per share on the income statement. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Net income per common share has been computed below in accordance with SFAS No. 128, based upon weighted average common and dilutive shares outstanding.

                                      1998            1997            1996
                                ------------------------------------------

Net income (numerator)          $  165,197      $  154,955      $  112,027
                                ==========================================

Weighted average common
 and effect of dilutive
 shares used in the
 computation of net
 income per share:
   Average shares
    outstanding - basic
    (denominator)                   50,374          50,476          50,567
   Effect of dilutive
    shares                             291             289             144
                                ------------------------------------------
   Average shares
    outstanding - diluted
    (denominator)                   50,665          50,765          50,711
                                ==========================================
Net income per common
 share:
   Basic                        $     3.28      $     3.07      $     2.22
   Diluted                            3.26            3.05            2.21

Options to purchase 738,600, 337,750 and 20,000 shares of common stock at prices ranging from $37.41 to $39.16, $39.16 and $26.63, per share were outstanding at the end of 1998, 1997 and 1996, respectively, but were not included in the computation of earnings per diluted share for the respective years, because the options' exercise price was greater than the average market price of the common shares at the end of such years. The options, which expire between September 26, 2007 and September 25, 2008, September 26, 2007 and November 18, 2006, respectively, were still outstanding at the end of 1998 with the exception of 26,400 shares which were not included in the computation at the end of 1997.

J.   SEGMENTATION
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way a public enterprise reports information about its operating segments in its financial statements. The Company, through its subsidiaries, operates as a single segment focusing on the coverage of property and casualty risks which emphasizes central control and coordination of critical business elements. The Company's product is distributed globally through multiple markets and distribution channels including insurance and reinsurance, originated on a broker, direct and program manager basis, accepting primary, proportional and excess layers, treaty and facultative arrangements, covering virtually all lines of business. The management approach of the Company is to focus on the enterprise's overall profitability as opposed to an analysis of the stand alone profitability results of any unit.


K.  FUTURE APPLICATION OF ACCOUNTING STANDARDS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 1999. Management believes that the statement will not have a material impact on the financial position of the Company.

2.       INVESTMENTS

The amortized cost, market value, and gross unrealized appreciation and depreciation of fixed maturity investments are presented in the tables below:

                                     Amortized      Unrealized      Unrealized         Market
                                          Cost    Appreciation    Depreciation          Value
                                   ----------------------------------------------------------
As of December 31, 1998
Fixed maturities - available
 for sale
 U.S. Treasury securities and
  obligations of U.S.
  government agencies and
  corporations                     $   151,976    $      7,644    $          4    $   159,616
 Obligations of states and
  political subdivisions             1,982,490         134,411             470      2,116,431
 Corporate securities                  839,892          46,444           5,682        880,654
 Mortgage-backed securities            388,843          20,171              68        408,946
 Foreign government securities         241,310          29,744              -         271,054
 Foreign corporate securities          246,540          17,547             213        263,874
                                   ----------------------------------------------------------
TOTAL                              $ 3,851,051    $    255,961    $      6,437    $ 4,100,575
                                   ==========================================================

As of December 31, 1997
Fixed maturities - available
 for sale
 U.S. Treasury securities and
  obligations of U.S.
  government agencies and
  corporations                     $   144,079    $      3,076    $         86    $   147,069
Obligations of states and
  political subdivisions             1,610,190         112,211             293      1,722,108
 Corporate securities                  893,885          39,189              16        933,058
 Mortgage-backed securities            521,048          20,504               2        541,550
 Foreign government securities         232,815          20,540              57        253,298
 Foreign corporate securities          256,353          13,426               2        269,777
                                   ----------------------------------------------------------
TOTAL                              $ 3,658,370    $    208,946    $        456    $ 3,866,860
                                   ==========================================================

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

The amortized cost and market value of fixed maturities are shown in the following table by contractual maturity. Actual maturities may differ from contractual maturities because securities may be called or prepaid with or without call or prepayment penalties. Mortgage-backed securities generally are more likely to be prepaid than other fixed maturites. As the stated maturity of such securities may not be indicative of actual maturities, the total for mortgage-backed securities is shown separately.

                                                          December 31, 1998
                                                     ----------------------------
                                                       Amortized           Market
                                                            Cost            Value
                                                     ----------------------------
Fixed maturities - available for sale
   Due in one year or less                           $    75,137     $     75,594
   Due after one year through five years                 452,953          477,709
   Due after five years through ten years              1,423,395        1,534,307
   Due after ten years                                 1,510,724        1,604,019
   Mortgage-backed securities                            388,842          408,946
                                                     ----------------------------
TOTAL                                                $ 3,851,051     $  4,100,575
                                                     ============================

Proceeds from sales of fixed maturity investments during 1998, 1997 and 1996 were $373,327, $880,189 and $1,281,882, respectively. Gross gains of $6,328,
$6,766 and $9,146, and gross losses of $6,615, $9,439 and $20,952 were realized on those sales during 1998, 1997 and 1996, respectively.

The cost, market value and gross unrealized appreciation and depreciation of investments in equity securities is presented in the table below:

                                                      December 31,
                                              ---------------------------
                                                    1998             1997
                                              ---------------------------
Cost                                          $   91,787       $  120,510
Unrealized appreciation                           54,748           39,162
Unrealized depreciation                             (261)            (888)
                                              ---------------------------
Market value                                  $  146,274       $  158,784
                                              ===========================

The changes in net unrealized gains (losses) of investments of the Company (including unrealized gains and losses on fixed maturities not reflected in stockholders' equity) are derived from the following sources:

                                           Years Ended December 31,
                                     ----------------------------------
                                         1998         1997         1996
                                     ----------------------------------
Increase (decrease) during
 the period between the market
 value and cost of investments
 carried at market value,
 and deferred tax thereon:
 Equity securities                   $ 16,212     $  6,361     $  5,897
 Fixed maturities                      41,034      120,764      (14,440)
 Other invested assets                     -            -            -
 Deferred taxes                       (20,036)     (44,494)       2,583
                                     ----------------------------------

Increase (decrease) in unrealized
 appreciation, net of deferred
 taxes, included in stockholders'
 equity                                37,210       82,631       (5,960)
Increase (decrease) during the
 period between the market value
 and cost of fixed maturities
 carried at amortized cost                 -        (7,852)      (4,288)
                                     ----------------------------------
TOTAL                                $ 37,210     $ 74,779     $(10,248)
                                     ==================================

The components of net investment income are presented in the table below:

                                            Years Ended December 31,
                                     -------------------------------------
                                          1998          1997          1996
                                     -------------------------------------
Fixed maturities                     $ 249,382     $ 232,779     $ 198,947
Equity securities                        4,601         4,473         2,835
Short-term securities                    2,849         3,435         5,357
Other interest income                    3,273         2,582         1,450
                                     -------------------------------------
Total gross investment income          260,105       243,269       208,589
                                     -------------------------------------
Interest on funds held                  11,983        11,173        12,294
Other investment expenses                3,213         3,550         4,394
                                     -------------------------------------
Total investment expenses               15,196        14,723        16,688
                                     -------------------------------------
Total net investment income          $ 244,909     $ 228,546     $ 191,901
                                     =====================================

The components of realized capital gains (losses) are presented in the table below:

                                             Years Ended December 31,
                                      -------------------------------------
                                          1998          1997           1996
                                      -------------------------------------
Fixed maturities                      $   (287)     $ (2,673)     $ (11,805)
Equity securities                         (455)       18,572         17,443
Short-term investments                     (23)           17             57
                                      -------------------------------------
TOTAL                                 $   (765)     $ 15,916      $   5,695
                                      =====================================

Securities with a carrying value amount of $280,245 at December 31, 1998 were on deposit with various state or governmental insurance departments in compliance with insurance laws. The Company had no investments in derivative financial instruments for the years ended December 31, 1998, 1997 and 1996.


3.       RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

                                               Years Ended December 31,
                                      -------------------------------------------
                                             1998            1997            1996
                                      -------------------------------------------
Reserves at January 1                 $ 3,437,818     $ 3,246,858     $ 2,969,341
 Less reinsurance recoverables            688,694         746,640         700,877
                                      -------------------------------------------
 Net balance at January 1               2,749,124       2,500,218       2,268,464
                                      -------------------------------------------

Incurred related to:
 Current year                             752,349         768,597         745,594
 Prior years                               26,055          (3,176)        (29,561)
                                      -------------------------------------------
  Total incurred losses and
   loss adjustment expenses               778,404         765,421         716,033
                                      -------------------------------------------
Paid related to:
 Current year                             192,404         185,310         213,832
 Prior years                              450,824         331,205         270,447
                                      -------------------------------------------
  Total paid losses and loss
   adjustment expenses                    643,228         516,515         484,279
                                      -------------------------------------------
Net balance at December 31              2,884,300       2,749,124       2,500,218
 Plus reinsurance recoverables            915,741         688,694         746,640
                                      -------------------------------------------
  Balance at December 31              $ 3,800,041     $ 3,437,818     $ 3,246,858
                                      ===========================================

4.    CREDIT LINE

In May 1998, the Company renewed its 364 day revolving line of credit with First Union National Bank originally entered into in June 1997. This credit facility, which will be used for liquidity and general corporate purposes, provides for the borrowing of up to $50 million. There have been no borrowings under this facility in 1998 or 1997. The credit facility agreement continues to require that Everest Re maintains statutory surplus of not less than $575 million and that the Company not allow its ratio of certain debt to capital to be greater than a specified amount. The Company may choose an interest rate on borrowings equal to either (i) the Base Rate (as defined below), (ii) an adjusted London Interbank Offered Rate ("LIBOR") plus a margin (the "Margin") or (iii) a Money Market Rate, which is a daily uncommitted advised rate. The Base Rate is the higher of the rate of interest established by the bank from time to time as its reference rate in making loans or the Federal Funds rate plus 0.5% per annum. The amount of the Margin and the commitment fee payable to the bank for the credit facility depend upon the insurance strength or claims paying ability ratings of Everest Re.

5.      OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, for all of the Company's operating leases with remaining non-cancelable terms in excess of one year are as follows:

(in thousands)

1999                                            $        3,892
2000                                                     4,093
2001                                                     4,076
2002                                                     3,664
2003                                                     3,046
Thereafter                                                 731
                                                --------------
Total payments                                          19,502
Sublease rental income                                   3,025
                                                --------------
Net Commitments                                 $       16,477
                                                ==============

All of these leases, the expiration terms of which range from 1999 to 2008, are for the rental of office space. Rental expense, net of sublease rental income, was $5,313, $4,903 and $5,334 for 1998, 1997 and 1996, respectively.


6.       INCOME TAXES

The components of income taxes for the periods presented are as follows:

                                              Years Ended December 31,
                                        ----------------------------------
                                            1998         1997         1996
                                        ----------------------------------
Current tax:
   U.S.                                 $ 44,341     $ 18,892     $ 24,363
   Foreign                                 8,854       23,000       20,735
                                        ----------------------------------
   Total current tax                      53,195       41,892       45,098
Total deferred U.S. tax (benefit)         (5,716)      10,453      (13,286)
                                        ----------------------------------
   Total income tax                     $ 47,479     $ 52,345     $ 31,812
                                        ==================================

A reconciliation of the U.S. Federal income tax rate to the Company's effective tax rate is as follows:

                                              Years Ended December 31,
                                       -------------------------------------
                                         1998            1997           1996
                                       -------------------------------------

Federal income tax rate                  35.0%           35.0%          35.0%
Increase (reduction) in
 taxes resulting from:
   Tax exempt income                    (14.8)          (12.1)         (15.1)
   Other, net                             2.1             2.4            2.2
                                       -------------------------------------
   Effective tax rate                    22.3%           25.3%          22.1%
                                       =====================================

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the tax laws and regulations. The principal items making up the net deferred income tax asset are as follows:

                                                  December 31,
                                           --------------------------
                                                1998             1997
                                           --------------------------
Deferred tax assets:
 Reserve for losses and
  loss adjustment expenses                 $ 164,894        $ 155,666
 Unearned premium reserve                     19,323           22,988
 Foreign currency translation                  6,637            4,480
 Net operating loss
  carryforward                                 1,401            1,222
 Other assets                                  6,505            8,866
                                           --------------------------
Total deferred tax assets                    198,760          193,222

Deferred tax liabilities:
 Deferred acquisition costs                   24,764           28,816
 Net unrealized appreciation
  of investments                             106,404           86,368
 Other liabilities                             5,355            3,604
                                           --------------------------
Total deferred tax liabilities               136,523          118,788
                                           --------------------------
Net deferred tax assets                    $  62,237        $  74,434
                                           ==========================

Holdings has total net operating loss carryforwards of $4,002 which expire during years 2001-2014. Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets and, accordingly, no valuation allowance has been recorded for the periods presented.

Everest Re has not provided for U.S. Federal income or foreign withholding taxes on $9,393 of pre-1987 undistributed earnings of non-U.S. subsidiaries, because such earnings are intended to be retained by the foreign subsidiaries indefinitely. If these earnings were distributed, foreign tax credits are available under current law to reduce or eliminate any resulting income tax liability.

On April 21, 1998, the Supreme Court issued its decision in ATLANTIC MUTUAL INSURANCE COMPANY V. COMMISSIONER, upholding the Internal Revenue Service's position regarding the computation of the fresh start benefit relating to 1986 reserve strengthening. Pursuant to a separation agreement entered into with The Prudential, its former parent at the time of the Company's initial public offering in 1995, the Company paid The Prudential $10,445 representing tax and interest in resolution of the matter. The Company had adequate provisions for this tax contingency and, as a result, this item has not materially impacted the Company's financial position.


7.       RETROCESSIONS

The Company utilizes retrocessional (reinsurance) agreements to reduce its exposure to large claims and catastrophic loss occurrences. These agreements provide for recovery from retrocessionaires of a portion of losses and loss expenses under certain circumstances without relieving the insurer of its obligation to the policyholder. Losses and loss adjustment expenses incurred and earned premiums are after deduction for retrocessions. In the event retrocessionaires were unable to meet their obligations under retrocession agreements, the Company would not be able to realize the full value of the reinsurance recoverable balances. The Company may hold partial collateral, including letters of credit, under these agreements and has never suffered a significant loss because of a retrocessionaire's default. (see Note 1(C) and the following paragraph).

Effective October 5, 1995, Everest Re entered into a stop loss agreement (the "Stop Loss Agreement") with Gibraltar Casualty Company ("Gibraltar"). This agreement, for a premium of $140,000, provides protection against 100% of the first $150,000 of adverse development, if any, and 90% of the next $250,000 of adverse development, if any, of Everest Re's consolidated reserves for losses and uncollectible reinsurance as of June 30, 1995, including allocated loss adjustment expense and incurred but not reported losses, provided that adverse development, if any, relating to catastrophes will be covered only to the extent that the catastrophe event occurred prior to January 1, 1995. All such adverse development is referred to herein as "Adverse Development". Payments will be made to Everest Re under the Stop Loss Agreement as Adverse Development is incurred by Everest Re. Coverage under the Stop Loss Agreement terminates on

December 31, 2007, or earlier if coverage is exhausted. Through December 31, 1998 and 1997, cessions under the Stop Loss Agreement have aggregated $339,179 and $185,231, respectively, yielding remaining limits, net of coinsurance, of $35,821 and $189,769 at December 31, 1998 and 1997, respectively.

The Prudential has, subject to the terms and conditions of the guarantee, guaranteed all of Gibraltar's payment obligations under the Stop Loss Agreement and up to $400,000 of Gibraltar's net payment obligations under all other reinsurance agreements between Gibraltar and Everest Re, $128,275 of which has been discharged by loss payments made to the Company subsequent to June 30, 1995. At December 31, 1998, Gibraltar's net obligations under such other reinsurance agreements consisted of the following balances:

Reinsurance receivables from Gibraltar                          $ 421,278
Reserve for losses and loss adjustment
 expenses assumed from Gibraltar                                 (164,204)
Losses in the course of payment assumed
 from Gibraltar                                                    (5,382)
Funds held by Everest Re under reinsurance
 treaties with Gibraltar                                         (127,183)
                                                                ---------
   Net obligations of Gibraltar                                 $ 124,509
                                                                =========

Gibraltar has disputed $63,000 ceded under the Stop Loss Agreement and, in accordance with the terms of the Stop Loss Agreement, Gibraltar has secured the disputed amount. Gibraltar has also disputed Everest Re's level of reserves previously ceded to and paid by Gibraltar under the Stop Loss Agreement and claims a refund of $91,700. Should Everest Re and Gibraltar not resolve these disputes, pursuant to the terms of the Stop Loss Agreement, each will appoint an independent examiner to review the disputed amounts and to determine the appropriate amount of cessions to Gibraltar, and Everest Re will secure the $91,700 amount. If the examination process does not resolve the disputes, the Stop Loss Agreement provides for resolution through arbitration. In the event the cessions to Gibraltar were determined to be excessive, Everest Re would reduce the cession to Gibraltar by such excess, refund previous payments made by Gibraltar, if applicable, and the unused portion of the limits of the Stop Loss Agreement would be restored. Also, Everest Re would consider the independent examiners' findings in its ongoing determination of appropriate reserve levels, which may lead to a corresponding reduction in Everest Re's gross reserves, and net reserves to the extent of the coinsurance under the Stop Loss Agreement. In the event the cessions are not determined to be excessive, Gibraltar would be obligated to pay the disputed amount. Accordingly, if the disputes are resolved in Gibraltar's favor, any adverse effect on the Company's financial condition and results of operations would likely be limited to a reduction in cash flows from operations with a corresponding impact on investment income.

Gibraltar has disputed $39,714 ceded under a 1986 quota share reinsurance ("Direct Excess Retrocession") through which Gibraltar assumed 100% of the liabilities related to Everest Re's former direct excess insurance operations which ceased writing business in 1985. Gibraltar is disputing the level of reserves established by the Company primarily reflecting reserves for asbestos losses, but Gibraltar is not disputing its responsibility to pay the ultimate losses in accordance with the terms of the Direct Excess Retrocession. Management does not expect that this dispute will have a material adverse effect on the Company's future financial condition, results of operations or cash flows.

Written and earned premiums are comprised of the following:

                                          Years Ended December 31,
                                ---------------------------------------------
                                       1998             1997             1996
                                ---------------------------------------------
Written premium:
   Direct                       $    78,976      $    75,653      $    59,691
   Assumed                          966,914          999,316          984,340
   Retroceded                       (29,291)         (43,827)         (13,497)
                                ---------------------------------------------
   Net written premium          $ 1,016,599      $ 1,031,142      $ 1,030,534
                                =============================================
Earned premium
   Direct                       $    75,017      $    77,784      $    37,963
   Assumed                        1,022,611        1,012,168          945,698
   Retroceded                       (29,618)         (40,105)         (10,050)
                                ---------------------------------------------
   Net earned premium           $ 1,068,010      $ 1,049,847      $   973,611
                                =============================================

The amounts deducted from losses and loss adjustment expenses incurred for retrocessional recoveries were $357,366, $109,574 and $206,032 for the years ended December 31, 1998, 1997 and 1996, respectively.

8.       COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, "Reporting Comprehensive Income", in 1998 which requires an enterprise to present items of other comprehensive income in a financial statement and to display accumulated balances of other comprehensive income in the equity section of a financial statement.

The components of comprehensive income for the periods ending December 31, 1998, 1997 and 1996 are shown in the following table:

                                         1998            1997            1996
                                    -----------------------------------------
Net Income                          $ 165,197       $ 154,955       $ 112,027
                                    -----------------------------------------

Other comprehensive income,
 before tax:
 Foreign currency translation
  adjustments                          (6,304)        (11,891)         11,287
 Unrealized gains on securites:
  Unrealized gains arising
   during period                       58,012         111,209         (14,238)
  Less:  reclassification
   adjustment for realized
   (gains) losses included
   in net income                          765         (15,916)         (5,695)
                                    -----------------------------------------
Other comprehensive income,
 before tax                            50,943         115,234           2,744
                                    -----------------------------------------

Income tax expense (benefit)
 related to items of other
 comprehensive income:
 Tax expense (benefit) from
  foreign currency translation         (2,292)         (4,167)          3,803
 Tax expense (benefit) from
  holding gains arising during
  period                               20,304          38,923          (4,576)
 Tax expense (benefit) from
  gains included in net income           (268)          5,571           1,993
                                    -----------------------------------------
Income tax expense (benefit)
 related to items of other
 comprehensive income:                 17,744          40,327           1,220

Other comprehensive income,
 net of tax                            33,199          74,907           1,524
                                    -----------------------------------------

Comprehensive Income                $ 198,396       $ 229,862       $ 113,551
                                    =========================================

The following table shows the components of the change in accumulated other comprehensive income for the years ending December 31, 1998 and 1997.

                                                   1998                         1997
                                          ----------------------------------------------------
Beginning balance of accumulated
 other comprehensive income                             $ 152,319                    $  77,412
                                                        ---------                    ---------

Beginning balance of foreign
 currency translation adjustments         $ (8,078)                    $   (354)
Current period change in foreign
 currency translation adjustmens            (4,012)        (4,012)       (7,724)        (7,724)
                                          ----------------------------------------------------
Ending balance of foreign currency
 translation adjustments                   (12,090)                      (8,078)
                                          --------                     --------

Beginning balance of unrealized
 gains on securities                       160,397                       77,766
Current period change in unrealized
 gains on securities                        37,211         37,211        82,631         82,631
                                          ----------------------------------------------------
Ending balance of unrealized gains
 on securities                             197,608                      160,397
                                          --------                     --------

Current period change in accumulated
 other comprehensive income                                33,199                       74,907
                                                        ---------                    ---------

Ending balance of accumulated other
 comprehensive income                                   $ 185,518                    $ 152,319
                                                        =========                    =========

9.     EMPLOYEE BENEFIT PLANS

The Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," in 1998 which revises employers' disclosures with respect to pension and other postretirement benefit plans. The Company maintains both a qualified and non-qualified defined benefit pension plan for its U.S. employees. Generally, the Company computes the benefits based on average earnings over a period prescribed by the plans and credited length of service. The Company has not been required to fund contributions to its qualified defined benefit pension plan for the years ended December 31, 1998 and 1997 because the Company's qualified plan was subject to the full funding limitation under the Internal Revenue Service guidelines. The Company's non-qualified defined benefit pension plan, established in 1998, provides compensating pension benefits for participants whose benefits have been curtailed under the qualified plan due to Internal Revenue Code limitations. Pension expense for the Company's plans for the years ended December 31, 1998, 1997 and 1996 were $1,565, $770 and $901, respectively.

The following table summarizes the status of these plans:

                                                       Years Ended December 31,
                                                       ------------------------
                                                           1998            1997
                                                       ------------------------
Change in projected benefit obligation:
 Benefit obligation at beginning of year               $ 17,115        $ 15,131
 Service cost                                             1,089           1,063
 Interest cost                                            1,178           1,030
 Change in accumulated benefit obligation                   954              -
 Affect of future salary increases                        1,286              -
 Actuarial gain                                            (228)          (900)
 Change in discount rate                                    869            834
 Benefits paid                                             (168)           (43)
                                                       -----------------------
 Benefit obligation at end of year                       22,095         17,115
                                                       -----------------------

Change in plan assets:
 Fair value of plan assets at beginning
  of year                                                17,389         14,610
 Actual return on plan assets                               911          2,822
 Benefits paid                                             (168)           (43)
                                                       -----------------------
 Fair value of plan assets at end of year                18,132         17,389
                                                       -----------------------

 Funded status                                           (3,963)           274
 Unrecognized prior service cost                          1,328             -
 Unrecognized net loss or (gain)                           (913)        (2,257)
                                                       -----------------------
 (Accrued) pension cost                                $ (3,548)       $(1,983)
                                                       =======================

Plan assets are comprised of shares in investment trusts with approximately 64% and 36% of the underlying assets consisting of equity securities and fixed maturities, respectively.

Net periodic pension cost included the following components:

                                        Years Ended December 31,
                                 --------------------------------------
                                     1998           1997           1996
                                 --------------------------------------
Service cost                     $  2,001       $  1,063       $  1,102
Interest cost                       1,178          1,031            948
Actual return on assets            (1,560)        (2,824)        (1,841)
Amortization of net gain
 from earlier periods                 (54)           (10)            -
Net asset gain during
 period deferred for
 later recognition                     -           1,510            692
                                 --------------------------------------
Net periodic pension cost        $  1,565       $    770       $    901
                                 ======================================

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for 1998, 1997 and 1996 are 6.75%, 7.00% and 7.25%, respectively. The rate of compensation increase used to determine the actuarial present value of the projected benefit obligation for 1998, 1997 and 1996 is 4.50%. The expected long-term rate of return on plan assets for 1998, 1997 and 1996 is 9.0%.

The Company also maintains both qualified and non-qualified defined contribution plans ("Savings Plan" and "Non-Qualified Savings Plan", respectively) covering U.S. employees. Under the plans, the Company contributes up to a maximum 3% of the participants compensation based on the contribution percentage of the employee. The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to Internal Revenue Code limitations. The Company's incurred expenses related to these plans are $488, $489 and $466 for 1998, 1997 and 1996, respectively.

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees. Each branch office (Canada, London, Belgium, Hong Kong and Singapore) maintains a separate plan for the non-U.S. employees working in that location. The Company contributes various amounts based on salary, age, and/or years of service. The contributions as a percentage of salary for the branch offices range from 2% to 12%. The contributions are generally used to purchase pension benefits from local insurance providers. The Company's incurred expenses related to these plans are $348, $650 and $414 for 1998, 1997 and 1996, respectively.

During 1998, the Company adopted a Senior Executive Change of Control Plan and entered into a change of control agreement with the Chief Executive Officer, which will provide benefits to certain officers in the event of a change in control of the Company.


10.     DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

A.  DIVIDEND RESTRICTIONS
Delaware law provides that an insurance company which is either an insurance holding company or a member of an insurance holding system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year's statutory annual statement. In addition, no dividend may be paid in excess of unassigned earned surplus. At December 31, 1998, Everest Re had $179,176 available for payment of dividends in 1999 without prior regulatory approval.

B.  STATUTORY FINANCIAL INFORMATION
Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners ("NAIC") and the Delaware Insurance Department.
Prescribed statutory accounting practices are set forth in a variety of publications of the NAIC, as well as state laws, regulations, and general administrative rules. The capital and statutory surplus of Everest Re was $1,059,429 and $908,766 at December 31, 1998 and 1997, respectively. The statutory net income of Everest Re was $176,672, $193,057 and $88,517 for the years ended December 31, 1998, 1997 and 1996, respectively.


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

Everest Re's reserves include an estimate of Everest Re's ultimate liability for asbestos and environmental claims for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of Everest Re's potential losses from asbestos and environmental claims. Among the complications are: (i) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (ii) difficulty in identifying sources of asbestos or environmental contamination; (iii) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (iv) changes in underlying laws and judicial interpretation of those laws; (v) potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (vi) long reporting delays, both from insureds to insurance companies and ceding companies to reinsurers; (vii) historical data concerning asbestos and environmental losses, which is more limited than historical information on other types of casualty claims; (viii) questions concerning interpretation and application of insurance and reinsurance coverage; and (ix) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

Although these complications have become less severe in recent years, management believes that these factors continue to render reserves for asbestos and environmental losses significantly less subject to traditional actuarial methods than are reserves on other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. Everest Re establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for Everest Re or its ceding company. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, if coverage under the Stop Loss Agreement is exhausted, could have a material adverse effect on the Company's future financial condition, results of operations and cash flows (see
Note 7).

The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the years ended:

                                      1998            1997            1996
                                 -----------------------------------------
Gross basis
Beginning of reserves            $ 446,132       $ 423,336       $ 428,495
Incurred losses                    249,597          83,724          30,028
Paid losses                        (34,936)        (60,928)        (35,187)
                                 -----------------------------------------
End of period reserves           $ 660,793       $ 446,132       $ 423,336
                                 =========================================

Net basis
Beginning of reserves            $ 212,376       $ 199,557       $ 185,981
Incurred losses  (1)                15,385           3,490              -
Paid losses  (2)                    35,781           9,329          13,576
                                 -----------------------------------------
End of period reserves           $ 263,542       $ 212,376       $ 199,557
                                 =========================================

---------------------
(1) Net  of  $138,467,  $41,178  and  $24,196  ceded  in  1998,  1997  and 1996, respectively, under the incurred loss reimbursement feature of the Stop Loss Agreement.

(2) Net  of  $39,667,  $22,610  and  $34,451 ceded paid losses in 1998, 1997 and
1996,  respectively, under the Stop Loss Agreement.

At December 31, 1998, the gross reserves for asbestos and environmental losses were comprised of $137,560 representing case reserves reported by ceding companies, $67,863 representing additional case reserves established by Everest Re on assumed reinsurance claims, $40,905 representing case reserves established by Everest Re on direct excess insurance claims and $414,465 representing IBNR reserves.

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

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior, Everest Re, for a fee, accepted the claim payment obligation of the property and casualty insurer, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, Everest Re would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which Everest Re was contingently liable at December 31, 1998 and 1997 was $143,204 and $140,478, respectively.

Everest Re has purchased annuities from an unaffiliated life insurance company to settle certain claim liabilities of Everest Re. Should the life insurance company become unable to make the annuity payments, Everest Re would be liable. The estimated cost to replace such annuities at December 31, 1998 and 1997 was $10,790 and $9,968, respectively.


12.      STOCK BASED COMPENSATION PLANS

The Company has in place its 1995 Stock Incentive Plan for key employees (the `1995 Employee Plan") and its 1995 Stock Option Plan for Non-Employee Directors (the "1995 Director Plan") and applies APB Opinion 25 and related interpretations in accounting for these plans. Accordingly, no compensation expense has been recognized in the accompanying financial statements in respect of stock options granted under these plans.

Under the 1995 Employee Plan, a total of 3,949,000 shares of common stock have been authorized to be granted as stock options, stock awards or restricted stock awards to officers and key employees of the Company. At December 31, 1998, there were 1,800,051 remaining shares available to be granted. Under the 1995 Director Plan, a total of 50,000 shares of common stock have been authorized to be granted as stock options to non-employee directors of the Company. At December 31, 1998, there were 38,145 remaining shares available to be granted. Options granted under the 1995 Employee Plan vest at 20% per year over five years and options granted under the 1995 Director Plan vest at 50% per year over two years. All options are exercisable at fair market value of the stock at the date of grant and expire ten years after the date of grant. Restricted stock granted under the 1995 Employee Plan vests, beginning one year after the date of grant, in equal annual installments over five years.

A summary of the status of the Company's stock options as of December 31, 1998, 1997 and 1996 and changes during the years then ended is presented below:

                                               1998                           1997                           1996
                               ----------------------------------------------------------------------------------------
                                                Weighted-                      Weighted-                      Weighted-
                                                  Average                        Average                        Average
                                  Shares   Exercise Price        Shares   Exercise Price        Shares   Exercise Price
                               ----------------------------------------------------------------------------------------
Outstanding,
 beginning of year               999,020   $        26.39       732,570   $        19.72       459,700   $        16.93
Granted                          429,750            37.57       339,250            39.13       286,270            24.10
Exercised                         34,436            17.74        11,100            16.75         3,800            16.75
Forfeited                         87,235            25.58        61,700            19.00         9,600            18.25
                               ---------                      ---------                      ---------
Outstanding, end of
 year                          1,307,099   $        30.35       999,020   $        26.39                 $        19.72
                               =========                      =========
Options exercisable at
 year-end                        365,189                        215,313                         91,496
                               =========                      =========                      =========
Weighted-average fair
 value of options
 granted during the
 year                                      $        17.21                 $        18.37                 $        11.55
                                           ==============                 ==============                 ==============

The following table summarizes information about stock options outstanding at December 31, 1998:

                                                                                   Options
                               Options Outstanding                               Exercisable
                         --------------------------------------------------------------------------------------
                                                Weighted-
                              Number              Average          Weighted-          Number          Weighted-
Range of                 Outstanding            Remaining            Average     Exercisable            Average
Exercise Prices          at 12/31/98     Contractual Life     Exercise Price     at 12/31/98     Exercise Price
---------------------------------------------------------------------------------------------------------------
$16.75  to  $20.94           324,600         6.5              $        17.01         196,400     $        17.01
$22.56  to  $26.63           242,399         7.6                       24.13         104,939              24.07
$33.00  to  $39.16           740,100         9.3                       38.23          63,850              39.13
                         -----------                          -------------------------------------------------
                           1,307,099         8.3              $        30.35         365,189     $        22.90
                         ===========                          =================================================

Since its 1995 initial public offering, the Company has issued to certain key employees of the Company 58,100 restricted shares of stock. Upon issuance of restricted shares, unearned compensation is charged to stockholders' equity for the cost of the restricted stock and is amortized over the vesting period. The amount of earned compensation recognized as expense with respect to restricted stock awards was $99, $203 and $318 for 1998, 1997 and 1996, respectively. In 1998, 10,460 restricted shares were forfeited, while 6,400 restricted shares were forfeited in 1997. The

Company acquired 1,680 shares and 30,887 shares of its common stock at a cost of $58 and $846 in 1998 and 1997 respectively, and, pursuant to the 1995 Employee Plan, 306,396 shares of the common stock at a cost of $7,220 in 1996, primarily from the Chief Executive Officer, to fund required withholding taxes arising from a prior period stock award. Also, the Company recorded contributions to paid in capital representing the tax benefits attributable to the difference between the amount of compensation expense deductible for tax purposes with respect to the stock awards and the amount of such compensation expense reflected in the Company's financial statements.

Had the compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                           1998          1997          1996
                                                      -------------------------------------

Net Income                        As reported         $ 165,197     $ 154,955     $ 112,027
                                  Pro forma           $ 162,768     $ 153,492     $ 110,850
Earnings per share - basic        As reported         $    3.28     $    3.07     $    2.22
                                  Pro forma           $    3.23     $    3.04     $    2.19
Earnings per share - diluted      As reported         $    3.26     $    3.05     $    2.21
                                  Pro forma           $    3.21     $    3.02     $    2.19

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yields ranging from 0.5% to 0.7%, (ii) expected volatility ranging from 32.86% to 34.79%, (iii) risk-free interest rates ranging from a low of 4.71% to a high of 7.01%, and (iv) expected life of 7.5 years.

In addition to the 1995 Employee Plan and 1995 Director Plan, the Company transferred 4,537 and 3,685 shares of treasury stock having an aggregate value of $179 and $131 to its non-employee directors as compensation for their service as directors in 1998 and 1997, respectively.


13.     GEOGRAPHIC INFORMATION

Everest Re's principal business is reinsuring property and casualty risks of domestic and foreign insurance companies. The following table provides summary financial information by geographic region for the periods disclosed.

                                         Years Ended December 31,
                               ---------------------------------------------
                                      1998             1997             1996
                               ---------------------------------------------
Premiums earned:
  Domestic                     $   737,384      $   696,645      $   655,097
  International                    330,626          353,202          318,514
                               ---------------------------------------------
Total premiums earned          $ 1,068,010      $ 1,049,847      $   973,611
                               =============================================
Net income (loss):
  Domestic                     $   170,434      $   115,728      $    70,978
  International                     (5,237)          39,227           41,049
                               ---------------------------------------------
Total net income               $   165,197      $   154,955      $   112,027
                               =============================================

                                                      December 31,
                                                ----------------------------
                                                       1998             1997
                                                ----------------------------
Total identifiable assets:
  Domestic                                      $ 5,173,103      $ 4,714,134
  International                                     823,625          823,886
                                                ----------------------------
Total identifiable assets                       $ 5,996,728      $ 5,538,020
                                                ============================

The basis for "International" is the geographic area of the Company's internal marketing units.

Approximately 17.0%, 19.3% and 15.9% of the Company's gross premiums written in 1998, 1997 and 1996, respectively, were sourced through one intermediary.

14.     SUBSEQUENT EVENTS

On February 9, 1999 and March 11, 1999, Gibraltar disputed $39,714 and $154,700 with respect to cessions under the Direct Excess Retrocession and the Stop Loss Agreement, respectively. Management is pursuing contractual dispute resolution mechanisms with respect to these disputes. (See Note 7)


15.  UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data were as follows:

                                            1st           2nd           3rd           4th
                                        Quarter       Quarter       Quarter       Quarter
                                      ---------------------------------------------------
1998 OPERATING DATA:
 Gross written premium                $ 253,011     $ 267,452     $ 272,408     $ 253,019
 Net written premium                    242,694       255,599       257,985       260,321
 Earned premium                         241,336       264,726       265,242       296,707
 Net investment income                   60,013        62,525        60,667        61,704
 Net realized capital gain (loss)           (17)        2,523           989        (4,260)
 Incurred losses and LAE                178,592       195,552       189,905       214,355
 Underwriting expenses                   72,261        77,861        83,830        90,168
 Underwriting loss                       (9,517)       (8,687)       (8,493)       (7,816)
 Net income (loss)                    $  39,801     $  43,544     $  42,125     $  39,728
                                      ===================================================

 Weighted average basic shares
  outstanding (000's)                    50,481        50,480        50,465        50,075
 Net income per common
  share - basic                       $    0.79     $    0.86     $    0.83     $    0.79
 Weighted average diluted shares
  outstanding (000's)                    50,800        50,799        50,748        50,317
 Net income per common
  share - diluted                     $    0.78     $    0.86     $    0.83     $    0.79


1997 OPERATING DATA:
 Gross written premium                $ 246,011     $ 253,233     $ 285,796     $ 289,928
 Net written premium                    233,811       246,072       275,915       275,344
 Earned premium                         230,443       247,515       271,520       300,368
 Net investment income                   54,042        57,368        57,917        59,219
 Net realized capital gain (loss)          (199)       13,410         2,722           (17)
 Incurred losses and LAE                166,841       180,191       204,234       214,155
 Underwriting expenses                   74,754        78,237        76,677        96,799
 Underwriting loss                      (11,152)      (10,913)       (9,391)      (10,586)
 Net income (loss)                    $  34,464     $  44,338     $  38,432     $  37,721
                                      ===================================================

 Weighted average basic shares
  outstanding (000's)                    50,490        50,469        50,466        50,479
 Net income per common
  share - basic                       $    0.68     $    0.88     $    0.76     $    0.75
 Weighted average diluted shares
  outstanding (000's)                    50,725        50,738        50,791        50,807
 Net income per common
  share - diluted                     $    0.68     $    0.87     $    0.76     $    0.74

EVEREST REINSURANCE HOLDINGS, INC.

SCHEDULE I - SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 1998

COLUMN A                                COLUMN B        COLUMN C        COLUMN D
--------------------------------------------------------------------------------
                                                                          Amount
                                                                        Shown in
                                                          Market         Balance
(Dollars in thousands)                      Cost           Value           Sheet
                                    --------------------------------------------
Fixed maturities-available for
 sale Bonds:
  U.S. Government and government
   agencies                         $    151,976    $    159,616    $    159,616
  State, municipalities and
   political subdivisions              1,982,490       2,116,431       2,116,431
  Foreign government securities          241,310         271,054         271,054
  Foreign corporate securities           246,540         263,874         263,874
  Public Utilities                        63,120          67,490          67,490
  All other corporate bonds              766,800         802,739         802,739
  Mortgage pass-through
   securities                            388,843         408,946         408,946
  Redeemable preferred stock               9,972          10,425          10,425
                                    --------------------------------------------
Total fixed maturities-available
 for sale                              3,851,051       4,100,575       4,100,575
Equity securities                         91,787         146,274         146,274
Short-term investments                    34,846          34,846          34,846
Other invested assets                      4,736           4,736           4,736
Cash                                      39,326          39,326          39,326
                                    --------------------------------------------
Total investments and cash          $  4,021,746    $  4,325,757    $  4,325,757
                                    ============================================



EVEREST REINSURANCE HOLDINGS, INC.

SCHEDULE II -
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEET



                                                     December 31,
                                        --------------------------------------
(Dollars in thousands, except
 par value per share)                                1998                 1997
                                        --------------------------------------
ASSETS
 Cash                                                 -                    -
 Investment in subsidiaries, at
  equity in the underlying net
  assets                                $       1,460,084    $       1,301,913
 Receivable from affliate                          18,884                5,731
 Current tax receivable                               -                    -
 Deferred tax asset                                 1,904                1,688
                                        --------------------------------------
Total assets                            $       1,480,872    $       1,309,332
                                        ======================================

LIABILITIES
 Other liabilities                      $           1,668    $           1,849
                                        --------------------------------------

STOCKHOLDERS' EQUITY
 Preferred stock, par value:
  $0.01;  50 million shares
  authorized; no shares issued
  and outstanding (Includes 0.2
  million shares of Series A
  Junior Preferred Stock)                             -                    -
 Common stock, par value:
  $0.01;  200 million shares
  authorized; 50.9 million
  shares issued in 1998 and
  50.8 million shares issued
  in 1997                                             509                  508
 Paid-in capital                                  390,559              389,876
 Unearned compensation                               (240)                (514)
 Accumulated other comprehensive
  income, net of deferred taxes
  ($99.8 million in 1998 and $81.9
  million in 1997)                                185,518              152,319
 Treasury stock, at cost; 0.9
  million shares in 1998 and
  0.3 million shares in 1997                      (25,642)              (8,086)
 Retained earnings                                928,500              773,380
                                        --------------------------------------
  Total stockholders' equity                    1,479,204            1,307,483
                                        --------------------------------------

   Total liabilities and
    stockholders' equity                $       1,480,872    $       1,309,332
                                        ======================================

See notes to consolidated financial statements.


EVEREST REINSURANCE HOLDINGS, INC.

SCHEDULE II -
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENT OF OPERATIONS


                                         For Years Ended December 31,
                               -------------------------------------------------
(Dollars in thousands)                  1998              1997              1996
                               -------------------------------------------------
REVENUES
Dividends received from
 subsidiary                    $      43,125     $       9,270     $      17,924
Net Investment Income                    521               241                55
Equity in undistributed
 net income of subsidiary            122,197           146,970            95,242
                               -------------------------------------------------

  Total revenues                     165,843           156,481           113,221
                               -------------------------------------------------

EXPENSES
 Other expenses                          862             1,184             1,807
                               -------------------------------------------------

Income before taxes                  164,981           155,297           111,414
Income tax (benefit)                    (216)              342              (613)
                               -------------------------------------------------
  Net income                   $     165,197     $     154,955     $     112,027
                               =================================================

See notes to consolidated financial statements.


EVEREST REINSURANCE HOLDINGS, INC.

SCHEDULE II -
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENT OF CASH FLOWS


                                      For Years Ended December 31,
                              ---------------------------------------------
(Dollars in thousands)                1998            1997             1996
                              ---------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net income                    $    165,197    $    154,955    $     112,027
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
  Equity in undistributed
   (earnings) loss of
   subsidiaries                   (122,197)       (146,970)         (95,242)
  (Decrease) in other
   liabilities                        (181)           (296)            (364)
  Decrease (increase) in
   current tax receivable              -             2,918             (972)
  Decrease (increase) in
   deferred tax asset                 (216)            -                -
  (Increase) in receivable
   from affliates                  (13,154)         (2,300)          (3,431)
  Non-cash compensation                273             203              407
                              ---------------------------------------------

NET CASH PROVIDED BY
 OPERATING ACTIVITIES               29,722           8,510           12,425

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Additional investment in
   subsidiaries                     (2,772)           (248)             -


CASH FLOWS FROM FINANCING
 ACTIVITIES
Acquisition of treasury
 stock net of reissuances          (17,498)           (822)          (7,220)
Common stock issued during
 the period                            625             636              420
Dividends paid to
 stockholders                      (10,077)         (8,076)          (6,067)
                              ---------------------------------------------
Net cash (used in)
 financing activities              (26,950)         (8,262)         (12,867)

Net (decrease) in cash                 -               -               (442)
Cash, begining of period               -               -                442
                              ---------------------------------------------

Cash, end of period           $        -      $        -      $         -
                              =============================================


SUPPLEMENTAL CASH FLOW
 INFORMATION
NON-CASH OPERATING
 TRANSACTION:
Dividends received from
 subsidiary in the form
 of forgiveness of
 liabilities                  $        967    $      1,536    $       1,767



See notes to consolidated financial statements.


EVEREST REINSURANCE HOLDINGS, INC.

SCHEDULE III -
SUPPLEMENTARY INSURANCE INFORMATION


         COLUMN A    COLUMN B         COLUMN C    COLUMN D    COLUMN F    COLUMN G      COLUMN H      COLUMN I   COLUMN J   COLUMN K
------------------------------------------------------------------------------------------------------------------------------------
                                   RESERVE FOR                                          INCURRED  AMORTIZATION
                     DEFERRED       LOSSES AND    UNEARNED                     NET LOSS AND LOSS   OF DEFERRED      OTHER
       GEOGRAPHIC ACQUISITION  LOSS ADJUSTMENT     PREMIUM      EARNED  INVESTMENT    ADJUSTMENT   ACQUISITION  OPERATING    WRITTEN
             AREA       COSTS         EXPENSES    RESERVES     PREMIUM      INCOME      EXPENSES         COSTS   EXPENSES    PREMIUM
------------------------------------------------------------------------------------------------------------------------------------
December 31, 1998
Domestic          $    50,476       $3,242,579  $  217,982  $  737,384  $  194,607   $   497,113  $    182,918  $  38,287 $ 713,022
International          20,277          557,462      66,658     330,626      50,302       281,291        86,242     16,673   303,577
                  ------------------------------------------------------------------------------------------------------------------
     Total        $    70,753       $3,800,041  $  284,640  $1,068,010  $  244,909   $   778,404  $    269,160  $  54,960 $1,016,599
                  ==================================================================================================================

December 31, 1997
Domestic          $    56,747       $2,914,616  $  244,335   $ 696,645  $  175,053   $   514,021  $    185,885  $  38,267 $  695,211
International          25,585          523,202      93,048     353,202      53,493       251,400        84,720     17,596    335,931
                  ------------------------------------------------------------------------------------------------------------------
     Total        $    82,332       $3,437,818  $  337,383  $1,049,847  $  228,546   $   765,421  $    270,605  $  55,863 $1,031,142
                  ==================================================================================================================

December 31, 1996
Domestic                                                    $  655,097  $  143,301   $   508,247  $    175,241  $  43,738 $  694,053
International                                                  318,514      48,600       207,786        77,687     12,802    336,481
                                                            ------------------------------------------------------------------------
     Total                                                  $  973,611  $  191,901   $   716,033  $    252,928  $  56,540 $1,030,534
                                                            ========================================================================



EVEREST REINSURANCE HOLDINGS, INC.

SCHEDULE IV - REINSURANCE

            Column A        Column B           Column C           Column D        Column E      Column F
--------------------------------------------------------------------------------------------------------

                               GROSS           CEDED TO       ASSUMED FROM             NET    ASSUMED TO
(Dollars in thousands)        AMOUNT    OTHER COMPANIES    OTHER COMPANIES          AMOUNT           NET
                        --------------------------------------------------------------------------------
DECEMBER 31, 1998
Total property and
 liability insurance
 earned premium         $     75,017    $        29,618    $     1,022,611    $  1,068,010          95.7%
DECEMBER 31, 1997
Total property and
 liability insurance
 earned premium         $     77,784    $        40,105    $     1,012,168    $  1,049,847          96.4%
DECEMBER 31, 1996
Total property and
 liability insurance
 earned premium         $     37,963    $        10,050    $       945,698    $    973,611          97.1%


INDEX TO EXHIBITS

EXHIBIT NO.
-----------
     3.1 Certificate of Incorporation of Everest Reinsurance Holdings, Inc., incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (No. 333-05771)

     3.2 By-Laws (as amended and restated) of Everest Reinsurance Holdings, Inc., incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K")

     4.1 Rights Agreement, dated as of September 24, 1998, between Everest Reinsurance Holdings, Inc. and First Chicago Trust Company of New York, as Rights Agent. The Rights Agreement includes as exhibits thereto the form of Certificate of Designation specifying the terms of the Preferred Shares and the form of Right Certificate. Pursuant to the Rights Agreement, printed Right Certificates will not be mailed until as soon as practicable after the earlier of (i) the tenth day after public announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of Common Stock or (ii) the tenth business day after the commencement of, or the announcement of an intention to commence, a tender or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding shares of Common Stock. The Rights Agreement is incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed on September 28, 1998

   *10.1 Everest Reinsurance Holdings, Inc. Annual Incentive Plan effective January 1, 1999, filed herewith

    10.2 Stop Loss Agreement entered into between Everest Reinsurance Company and Gibraltar Casualty Company, incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (No. 33-71652)

    10.3 Everest Reinsurance Holdings, Inc. Amended 1995 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K")

   *10.4     Everest  Reinsurance   Holdings,   Inc.  Amended  Annual  Incentive
             Plan, incorporated herein by reference to Exhibit 10.4 to the 1995 10-K

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

   *10.7 Amended and Restated Employment Agreement between Everest Reinsurance Company and Joseph V. Taranto, incorporated herein by reference to Exhibit 10.50 to the Registration Statement on Form S-1 (No. 33-71652)

   *10.8 Resolution adopted by the Compensation Committee of Everest Reinsurance Holdings, Inc. on February 24, 1997 establishing a Chief Executive Officer's Bonus Plan incorporated herein by reference to Exhibit 10.8 to the 1997 10-K

    10.9 Standby Capital Contribution Agreement between Everest Reinsurance Holdings, Inc. and Everest Reinsurance Company, incorporated herein by reference to Exhibit 10.69 to the Registration Statement on Form S-1 (No. 33-71652)

   10.10 Indemnification Agreement between PRUCO, Inc. and Everest Reinsurance Holdings, Inc., incorporated herein by reference to
             Exhibit 10.70 to the Registration Statement on Form S-1 (No. 33-71652)

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

  *10.17 Form of Stock Option Agreement (Version 1) to be entered into between Everest Reinsurance Holdings, Inc. and participants in the 1995 Stock Option Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.17 to the 1995 10-K

  *10.18 Form of Stock Option Agreement (Version 2) to be entered into between Everest Reinsurance Holdings, Inc. and participants in the 1995 Stock Option Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.18 to the 1995 10-K

   10.19 Credit agreement between Everest Reinsurance Holdings, Inc. and First Union National Bank dated June 16, 1997 providing for a $50 million revolving credit facility, incorporated herein by reference to Exhibit 10.19 to the Form 8-K filed on June 24, 1997

  *10.20     Deferred   Compensation  Plan,  as  amended,   for  certain  United
             States employees of Everest Reinsurance Holdings, Inc. and its participating subsidiaries filed herewith.

  *10.21 Employment Agreement with Joseph V. Taranto executed on July 15, 1998, incorporated herein by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the "second quarter 1998 10-Q")

  *10.22 Change of Control Agreement with Joseph V. Taranto effective July 15, 1998, incorporated herein by reference to Exhibit 10.22 to the second quarter 1998 10-Q

   10.23     Credit  Line  Extension  dated   May  20,  1998   between   Everest
             Reinsurance   Holdings,   Inc.  and   First  Union  National  Bank,
             incorporated herein by reference to Exhibit 10.23 to the second quarter 1998 10-Q

  *10.24 Senior Executive Change of Control Plan, incorporated herein by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

    11.1     Statement  regarding   computation  of  per  share  earnings  filed
             herewith

    21.1     Subsidiaries of the registrant filed herewith

    23.1     Consent of PricewaterhouseCoopers LLP filed herewith

    27.1     Financial Data Schedule filed herewith


--------------------------
* Management contract or compensatory plan or arrangement.