Form 10-Q
period 1999-03-31
EVEREST REINSURANCE HOLDINGS INC
filed 1999-05-12
CIK 914748

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                  Commission File Number:
    MARCH 31, 1999                                              1-13816
----------------------                                  -----------------------

                       EVEREST REINSURANCE HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




        DELAWARE                                            22-3263609
------------------------                           ----------------------------
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

                           YES    X                  NO
                                 ---                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                   Number of Shares Outstanding
              Class                                       at May 10, 1999
              -----                                ----------------------------
COMMON STOCK,      $.01 PAR VALUE                           48,654,228

                       EVEREST REINSURANCE HOLDINGS, INC.

                               INDEX TO FORM 10-Q

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------

                                                                          PAGE
                                                                          ----
ITEM 1.  FINANCIAL STATEMENTS
         --------------------

         Consolidated Balance Sheets at March 31, 1999
          (unaudited) and December 31, 1998                                  3

         Consolidated Statements of Operations for the
          three months ended March 31, 1999 and 1998
          (unaudited)                                                        4

         Consolidated Statements of Changes in Stockholders'
          Equity for the three months ended March 31, 1999
          and 1998 (unaudited)                                               5

         Consolidated Statements of Cash Flows for the three
          months ended March 31, 1999 and 1998 (unaudited)                   6

         Notes to Consolidated Interim Financial Statements                  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS                                13
         -----------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
         ---------------------------------------------
         MARKET RISKS                                                       20
         ------------

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
         --------------------------------

Part I - Item 1

                       EVEREST REINSURANCE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except par value per share)


                                       March 31,            December 31,
                                    ---------------        --------------
                                         1999                   1998
                                    ---------------        --------------
                                      (unaudited)
ASSETS:
Fixed maturities - available
 for sale, at market value
 (amortized cost: 1999,
 $3,931,492; 1998, $3,851,051)      $     4,137,860        $    4,100,575
Equity securities, at market
 value (cost: 1999, $91,853;
 1998, $91,787)                             141,554               146,274
Short-term investments                       30,796                34,846
Other invested assets                         6,498                 4,736
Cash                                         44,575                39,326
                                    ---------------        --------------
Total investments and cash                4,361,283             4,325,757

Accrued investment income                    61,942                64,220
Premiums receivable                         286,111               261,488
Reinsurance receivables                     896,291               981,959
Funds held by reinsureds                    189,871               200,302
Deferred acquisition costs                   72,111                70,753
Prepaid reinsurance premiums                 10,447                 8,592
Deferred tax asset                           85,391                62,237
Other assets                                 29,959                21,420
                                    ---------------        --------------
TOTAL ASSETS                        $     5,993,406        $    5,996,728
                                    ===============        ==============

LIABILITIES:
Reserve for losses and
 adjustment expenses                $     3,766,085        $    3,800,041
Unearned premium reserve                    293,743               284,640
Funds held under reinsurance
 treaties                                   189,601               195,169
Losses in the course of
 payment                                     79,106                64,630
Contingent commissions                      107,307               111,344
Other net payable to
 reinsurers                                  20,603                18,731
Current federal income
 taxes                                       12,159                  (581)
Other liabilities                            69,551                43,550
                                    ---------------        --------------
Total liabilities                         4,538,155             4,517,524
                                    ---------------        --------------


STOCKHOLDERS' EQUITY:
Preferred stock, par value:
 $0.01; 50 million shares
 authorized; no shares
 issued and outstanding
 (Includes 0.2 million shares
 of Series A Junior Preferred
 Stock)                                         -                     -
Common stock, par value: $0.01;
 200 million shares authorized;
 50.9 million shares issued in
 1999 and 1998                                  509                   509
Additional paid-in capital                  390,881               390,559
Unearned compensation                          (200)                 (240)
Accumulated other comprehensive
 income, net of deferred income
 taxes ($83.7 million in 1999
 and $99.8 million in 1998)                 155,668               185,518
Retained earnings                           966,737               928,500
Treasury stock, at cost; 1.9
 million shares in 1999 and
 0.9 million shares in 1998                 (58,344)              (25,642)
                                    ---------------        --------------
Total stockholders' equity                1,455,251             1,479,204
                                    ---------------        --------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY               $     5,993,406        $    5,996,728
                                    ===============        ==============

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)


                                          Three Months Ended
                                               March 31,
                                  -----------------------------------
                                       1999                 1998
                                  --------------       --------------
                                              (unaudited)
REVENUES:
Premiums earned                   $      234,135       $      241,336
Net investment income                     62,080               60,013
Net realized capital
 gain/(loss)                              (2,186)                 (17)
Other income                                  97                1,546
                                  --------------       --------------
Total revenues                           294,126              302,878
                                  --------------       --------------

CLAIMS AND EXPENSES:
Incurred loss and loss
 adjustment expenses                     168,869              178,592
Commission, brokerage,
 taxes and fees                           61,651               60,437
Other underwriting expenses               11,527               11,824
                                  --------------       --------------
Total claims and expenses                242,047              250,853
                                  --------------       --------------

INCOME BEFORE TAXES                       52,079               52,025

Income tax                                10,837               12,224
                                  --------------       --------------

NET INCOME                        $       41,242       $       39,801
                                  ==============       ==============


Other comprehensive
 income/(loss), net of tax               (29,850)              11,364
                                  --------------       --------------

COMPREHENSIVE INCOME              $       11,392       $       51,165
                                  ==============       ==============


PER SHARE DATA:
 Average shares outstanding
  (000's)                                 49,803               50,481
 Net income per common share
  - basic                         $         0.83       $         0.79
                                  ==============       ==============


 Average diluted shares
  outstanding (000's)                     50,026               50,800
 Net income per common share
  - diluted                       $         0.82       $         0.78
                                  ==============       ==============


The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                (Dollars in thousands, except per share amounts)



                                              Three Months Ended
                                                   March 31,
                                      -----------------------------------
                                           1999                 1998
                                      --------------       --------------
                                                  (unaudited)
COMMON STOCK (shares
 outstanding):
Balance, beginning of period              49,989,204           50,479,271
Issued during the period                      16,800                2,000
Treasury stock acquired
 during period                            (1,000,320)                 -
Treasury stock reissued
 during period                                 1,056                1,055
                                      --------------       --------------
Balance, end of period                    49,006,740           50,482,326
                                      ==============       ==============


COMMON STOCK (par value):
Balance, beginning of period          $          509       $          508
Issued during the period                         -                    -
                                      --------------       --------------
Balance, end of period                           509                  508
                                      --------------       --------------


ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period                 390,559              389,876
Common stock issued during
 the period                                      307                   33
Treasury stock reissued
 during period                                    15                   19
                                      --------------       --------------
Balance, end of period                       390,881              389,928
                                      --------------       --------------


UNEARNED COMPENSATION:
Balance, beginning of period                    (240)                (514)
Net increase (decrease)
 during the period                                40                   78
                                      --------------       --------------
Balance, end of period                          (200)                (436)
                                      --------------       --------------


ACCUMULATED OTHER COMPREHENSIVE
 INCOME, NET OF DEFERRED INCOME
 TAXES:
Balance, beginning of period                 185,518              152,319
Net increase (decrease) during
 the period                                  (29,850)              11,364
                                      --------------       --------------
Balance, end of period                       155,668              163,683
                                      --------------       --------------


RETAINED EARNINGS:
Balance, beginning of period                 928,500              773,380
Net income                                    41,242               39,801
Dividends declared ($0.06 per
 share in 1999 and $0.05 per
 share in 1998)                               (3,005)              (2,524)
                                      --------------       --------------
Balance, end of period                       966,737              810,657
                                      --------------       --------------


TREASURY STOCK AT COST:
Balance, beginning of period                 (25,642)              (8,086)
Treasury stock acquired
 during period                               (32,727)                 -
Treasury stock reissued
 during period                                    25                   25
                                      --------------       --------------
Balance, end of period                       (58,344)              (8,061)
                                      --------------       --------------

TOTAL STOCKHOLDERS' EQUITY,
 END OF PERIOD                        $    1,455,251       $    1,356,279
                                      ==============       ==============

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                           Three Months Ended
                                                March 31,
                                   -----------------------------------
                                        1999                 1998
                                   --------------       --------------
                                               (unaudited)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income                         $       41,242       $       39,801
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
Increase) in premiums
 receivable                               (26,252)              (8,672)
Decrease in funds held by
 reinsureds, net                            3,394                5,231
Decrease in reinsurance
 receivables                               85,638                4,486
(Increase) in deferred tax
 asset                                     (7,072)              (1,955)
Increase (decrease) in reserve
 for losses and loss adjustment
 expenses                                 (21,361)              41,021
Increase in unearned premiums               9,991                1,036
(Increase) decrease in other
 assets and liabilities                    22,227              (10,813)
Non cash compensation expense                  40                   78
Accrual of bond discount/
 amortization of bond premium              (1,312)                 (73)
Realized capital losses                     2,186                   17
                                   --------------       --------------
Net cash provided by operating
 activities                               108,721               70,157
                                   --------------       --------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Proceeds from fixed maturities
 matured/called - available
 for sale                                  73,631               29,983
Proceeds from fixed maturities
 sold - available for sale                 76,118               53,159
Proceeds from equity securities
 sold                                         -                  2,660
Proceeds from other invested
 assets sold                                  -                  1,314
Cost of fixed maturities
 acquired - available for sale           (237,705)            (192,560)
Cost of equity securities
 acquired                                     -                 (1,409)
Cost of other invested assets
 acquired                                  (1,762)                (295)
Net (purchases) sales of
 short-term securities                      3,938              (32,070)
Net increase in unsettled
 securities transactions                   20,074               28,892
                                   --------------       --------------
Net cash used in investing
 activities                               (65,706)            (110,326)
                                   --------------       --------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Acquisition of treasury stock
 net of reissuances                       (32,687)                  44
Common stock issued during
 the period                                   307                   33
Dividends paid to stockholders             (3,005)              (2,524)
Net increase in collateral for
 loaned securities                            -                 27,898
                                   --------------       --------------
Net cash provided by (used in)
 financing activities                     (35,385)              25,451
                                   --------------       --------------

EFFECT OF EXCHANGE RATE
 CHANGES ON CASH                           (2,381)               1,824
                                   --------------       --------------

Net increase (decrease) in cash             5,249              (12,894)

Cash, beginning of period                  39,326               51,578
                                   --------------       --------------
Cash, end of period                $       44,575       $       38,684
                                   ==============       ==============

SUPPLEMENTAL CASH FLOW
 INFORMATION
Cash transactions:
Income taxes paid, net             $        4,795       $        7,744
Non-cash financing
 transaction:
Issuance of common stock           $           40       $           78


The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

1.       GENERAL

The consolidated financial statements of Everest Reinsurance Holdings Inc. (the "Company") for the three months ended March 31, 1999 and 1998 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the results of its single reportable segment on an interim basis. Certain financial information which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been omitted since it is not required for interim reporting purposes. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 1998, 1997 and 1996.

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

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

Although these complications have become less severe in recent years, management believes that these factors continue to render reserves for asbestos and environmental losses significantly less subject to traditional actuarial methods than are reserves on other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgement of management, the facts and prevailing law reflect an exposure for the Company or its ceding company. In connection with its initial public offering  in  October  1995,  the  Company  purchased  an  aggregate  stop  loss retrocession agreement (the "Stop Loss Agreement") from Gibraltar Casualty Company ("Gibraltar"), an affiliate of the Company's former parent, The Prudential Insurance Company of America ("The Prudential"). This coverage protects the Company's consolidated earnings against up to $375,000 of the first $400,000 of adverse development, if any, on the Company's consolidated reserves for losses, allocated loss adjustment expenses and uncollectible reinsurance at June 30, 1995 (December 31, 1994 for catastrophe losses). Through March 31, 1999 cessions under the Stop Loss Agreement have aggregated $339,179 with available remaining limits net of coinsurance of $35,821. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, if coverage under the Stop Loss Agreement is exhausted, could have a material adverse effect on the Company's future financial condition, results of operations and cash flows.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the three months ended March 31, 1999 and 1998:


                                            Three Months Ended
                                                  March 31,
                                            1999            1998
                                        ----------------------------
Gross Basis:
Beginning of period reserves            $  660,793        $  446,132
Incurred losses                              1,601            27,895
Paid losses                                 (7,977)           (4,361)
                                        ----------        ----------

End of period reserves                  $  654,417        $  469,666
                                        ==========        ==========

Net Basis:
Beginning of period reserves            $  263,542        $  212,376
Incurred losses                                -               2,222
Paid losses (1)                            116,286            17,779
                                        ----------        ----------

End of period reserves                  $  379,828        $  232,377
                                        ==========        ==========

(1) Net of $0 in 1999 and $20,000 in 1998 ceded under the incurred loss reimbursement feature of the Stop Loss Agreement.
(2) Net of $118,800 in 1999 and $20,000 in 1998 ceded as paid losses under the Stop Loss Agreement.

At March 31, 1999, the gross reserves for asbestos and environmental losses were comprised of $146,233 representing case reserves reported by ceding companies, $66,552 representing additional case reserves established by the Company on assumed reinsurance claims, $37,350 representing case reserves established by the Company on direct excess insurance claims and $404,282 representing incurred but not reported ("IBNR") reserves.

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

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

During the first quarter of 1999, Gibraltar disputed $63,000 ceded under the Stop Loss Agreement in the fourth quarter of 1998 and, pursuant to the terms of the Stop Loss Agreement, Gibraltar has placeed the disputed amount in a trust. Gibraltar has also disputed the Company's level of reserves previously ceded to and paid by Gibraltar under the Stop Loss Agreement and claimed a refund of $91,700. Pursuant to the terms of the Stop Loss Agreement, the Company and Gibraltar have appointed an independent examiner to review the Company's reserves underlying the disputed amounts to determine the appropriate amount of cessions to Gibraltar, and the Company has placed the $91,700 in a trust.

If the examination process does not resolve the disputes, the Stop Loss Agreement provides for resolution through arbitration. In the event the cessions to Gibraltar were determined to be excessive, the Company would reduce the cession to Gibraltar by such excess, refund previous payments made by Gibraltar, if applicable, and the unused portion of the limits of the Stop Loss Agreement would be restored. Also, the Company would consider the independent examiners' finding in its ongoing determination of appropriate reserve levels which may lead to a corresponding reduction in the Company's gross reserves, and net reserves to the extent of the coinsurance under the Stop Loss Agreement. In the event the cessions are not determined to be excessive, Gibraltar would be obligated to pay the disputed amount. Accordingly, if the disputes are resolved in Gibraltar's favor, any adverse effect on the Company's financial condition and results of operations would likely be limited to a reduction in cash flows from operations with a corresponding impact on investment income.

The Company is named in various legal proceedings incidental to its normal business activities. In the opinion of management, none of these proceedings is likely to have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior, the Company, for a fee, accepted the claim payment obligation of the property and casualty insurer, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at March 31, 1999 was $139,182.

The Company has purchased annuities from an unaffiliated life insurance company to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable. The estimated cost to replace such annuities at March 31, 1999 was $11,006.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

3.       EARNINGS PER SHARE

Net income per common share has been computed as follows (Shares in thousands, except per share amounts):

                                                Three Months Ended
                                                     March 31,
                                             1999                1998
                                          ------------------------------

Net income (numerator)                    $   41,242          $   39,801
                                          ==========          ==========

Weighted average common and effect
 of dilutive shares used in the
 computation of net income per share:
 Average shares outstanding
  -basic (denominator)                        49,803              50,481
 Effect of dilutive shares                       223                 319
                                          ----------          ----------
 Average shares outstanding
  -diluted (denominator)                      50,026              50,800

Net income per common share:
 Basic                                    $     0.83          $     0.79
 Diluted                                        0.82                0.78

As of March 31, 1999 and 1998 options to purchase 736,500 and 340,750 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share for the three month periods ended on such dates, because the options' exercise price was greater than the average market price of the common shares during the period.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

4.       OTHER COMPREHENSIVE INCOME

The Company's other comprehensive income / (loss) is comprised as follows:

                                                  Three Months Ended
                                                       March 31,
                                               1999               1998
                                            -----------------------------

Net unrealized appreciation
 (depreciation) of  investments,
 net of deferred income taxes               ($ 31,164)           $ 10,342
Cumulative translation
 adjustments, net of
 deferred income taxes                          1,314               1,022
                                             --------            --------
Other comprehensive
 income/(loss), net of
 deferred income taxes                      ($ 29,850)           $ 11,364
                                            =========            ========

5.       CREDIT LINE

In May 1998, First Union National Bank granted a 364 day extension to the Company's $50,000 revolving line of credit. All of the terms and conditions of the original credit facility remain in full force and effect without amendment except that the maturity date as extended is now June 12, 1999.


6.       FUTURE APPLICATION OF ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 1999. Management believes that the statement will not have a material impact on the financial position of the Company.

PART I - ITEM 2


                       EVEREST REINSURANCE HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

   PREMIUMS. Gross premiums written increased 0.3% to $253.9 million in the three months ended March 31, 1999 from $253.0 million in the three months ended March 31, 1998 as the Company continued to maintain a cautious approach to extremely competitive market conditions. Factors contributing to this increase include an 18.7% increase (to $18.7 million) in U.S. facultative premiums, primarily in the casualty markets, a 4.1% increase (to $77.4 million) in international premiums, largely attributable to the Company's London operation, a 2.7% increase (to $30.1 million) in marine, aviation and surety premiums and a 2.2% increase (to $82.3 million) in U.S. broker treaty operations, due mainly to growth in accident and health premiums. These gains were partially offset by a 14.5% decrease (to $45.4 million) in U.S. direct treaty reinsurance and insurance premiums as the result of a decrease in the Company's direct treaty portfolio business.

   Ceded premiums increased to $11.4 million in the three months ended March 31, 1999 from $10.3 million in the three months ended March 31, 1998. This increase was principally attributable to growth in contract specific retrocessions, the impact of which was partially offset by decreases arising from changes to the Company's catastrophe retrocessional protections.

  Net premiums written decreased by 0.1% to $242.5 million in the three months ended March 31, 1999 from $242.7 million in the three months ended March 31, 1998 consistent with the increase in gross premiums written and the increase in ceded premiums.

   REVENUES. Net premiums earned decreased by 3.0% to $234.1 million in the three months ended March 31, 1999 from $241.3 million in the three months ended March 31, 1998, generally consistent with the decrease in net premiums written and changes in the Company's mix of business during the preceding twelve months.

    Net investment income increased 3.4% to $62.1 million in the three months ended March 31, 1999 from $60.0 million in the three months ended March 31, 1998, principally reflecting the effect of investing the $221.9 million of cash flow from operations in the twelve months ended March 31, 1999. The annualized pre-tax yield on average cash and invested assets was unchanged at 6.0% for both the three months ended March 31, 1999 and the three months ended March 31, 1998.

   Net realized capital losses were $2.2 million in the three months ended March 31, 1999, reflecting realized capital losses on the Company's investments of $2.5 million which were partially offset by $0.3 million of realized capital gains, compared to net realized capital gains/losses of $0.0 million in the three months ended March 31, 1998. The net realized capital losses in the three months ended March 31, 1998 reflected realized capital losses of $1.6 million which were offset by $1.6 million of realized capital gains. The realized capital losses in both periods arose mainly from activity in the Company's domestic fixed maturities portfolios. The realized capital gains in the three months ended March 31, 1999 mainly arose from activity in the Company's foreign fixed maturities portfolios, whereas the realized capital gains in the three months ended March 31, 1998 were attributable to the Company's common stock investments.

     EXPENSES. Incurred losses and loss adjustment expenses ("LAE") decreased by 5.4% to $168.9 million in the three months ended March 31, 1999 from $178.6 million in the three months ended March 31, 1998. Catastrophe losses in the three months ended March 31, 1999 were $11.4 million compared with $6.0 million in the three months ended March 31, 1998. The catastrophe losses in the three months ended March 31, 1999 resulted primarily from the Rouge steel plant explosion and fire. Catastrophe losses include the pre-tax impact of both current period events and favorable and unfavorable loss development on prior period events and are net of reinsurance. The Company's loss and LAE ratio decreased by 1.9 percentage points to 72.1% in the three months ended March 31, 1999 from 74.0% in the three months ended March 31, 1998. The decrease principally resulted from changes in the Company's mix of business, including the absence in the three months ended March 31, 1999 of the impact of certain reinsurance treaties with higher expected losses and lower ceding commissions which were reflected in the three months ended March 31, 1998, partially offset by an increase in catastrophe losses in the three months ended March 31, 1999. Net incurred losses and LAE for the three months ended March 31, 1999 reflected ceded losses and LAE of $10.3 million with $0.0 million ceded under the Stop Loss Agreement compared to ceded losses and LAE of $33.8 million in the three months ended March 31, 1998, including $20.0 million ceded under the Stop Loss Agreement.

  Underwriting expenses increased by 1.3% to $73.2 million in the three months ended March 31, 1999 from $72.3 million in the three months ended March 31, 1998. Commission, brokerage, taxes and fees increased by $1.2 million, principally relating to the impact of the previously noted changes in the business mix. Other underwriting expenses decreased by $0.3 million. The Company's expense ratio was 31.2% in the three months ended March 31, 1999 compared to 29.9% in the three months ended March 31, 1998 consistent with the decrease in premiums earned and increases in underwriting expenses.

    The Company's combined ratio decreased to 103.4% in the three months ended March 31, 1999 compared to 103.9% in the three months ended March 31, 1998.

    INCOME TAXES. The Company recognized income tax expense of $10.8 million in the three months ended March 31, 1999 compared to $12.2 million in the three months ended March 31, 1998. The principal cause of this change was the increase in net realized capital losses.

    NET INCOME. Net income was $41.2 million in the three months ended March 31, 1999 compared to $39.8 million in the three months ended March 31, 1998. This mainly reflected the improvement in underwriting results and an increase in net investment income partially offset by an increase in net realized capital losses.

FINANCIAL CONDITION


    INVESTED ASSETS. Aggregate invested assets, including cash and short-term investments, were $4,361.3 million at March 31, 1999 and $4,325.8 million at December 31, 1998. The increase in invested assets between December 31, 1998 and March 31, 1999 resulted primarily from cash flow from operations of $108.7 million generated during the three months ended March 31, 1999 partially offset by a decrease of $43.1 million in net appreciation on fixed maturity investments, repurchases of the Company's stock totalling $32.7 million and a $4.7 million decline in equity investments.

     LIQUIDITY. The Company's liquidity requirements are met on both a short- and long-term basis by funds provided by premiums collected, investment income and collected reinsurance receivables balances, and from the sale and maturity of investments. The Company's net cash flows from operating activities were $108.7 million and $70.2 million in the three months ended March 31, 1999 and 1998, respectively. Recoveries under the Company's Stop Loss Agreement with Gibraltar contributed $79.0 million and $20.0 million of such net cash flows in the three months ended March 31, 1999 and 1998, respectively. Through March 31, 1999 cessions under the Stop Loss Agreement have aggregated $339.2 million with available remaining limits net of coinsurance of $35.8 million. Excluding the Stop Loss recoveries, management believes the decrease in net cash flows from operating activities reflects changes in the Company's mix of business and variability in the payout of loss reserves.

    Proceeds and applications from sales and acquisitions of investment assets were $173.8 million and $239.5 million, respectively, in the three months ended March 31, 1999, compared to $116.0 million and $226.3 million, respectively, in the three months ended March 31, 1998 reflecting increased disposition and reinvestment activity. The Company's current investment strategy seeks to maximize after-tax income through a high quality, diversified, duration sensitive, taxable bond and tax-exempt municipal bond portfolio, while maintaining an adequate level of liquidity.

    In May 1998, the Company renewed its 364 day revolving line of credit with First Union National Bank. This credit facility, which will be used for liquidity and general corporate purposes, provides for the borrowing of up to $50 million. There were no outstanding borrowings under this facility at March 31, 1999. The credit facility agreement continues to require that Everest Re maintain statutory surplus of not less than $575 million and that the Company not allow its ratio of certain debt to capital to be greater than a specified amount.

   STOCKHOLDERS' EQUITY. The Company's stockholders' equity decreased to $1,455.3 million as of March 31, 1999, from $1,479.2 million as of December 31, 1998 principally reflecting net income of $41.2 million for the three months ended March 31, 1999 more than offset by a decrease of $31.2 million in unrealized appreciation on investments, net of deferred taxes, and an increase of $32.7 million in treasury stock acquired during the quarter. Dividends of $3.0 million were declared and paid by the Company in the three months ended March 31, 1999. During the quarter, the Company repurchased 1.0 million shares of its stock at an average price of $32.69 per share.

     GIBRALTAR CESSION. During the fourth quarter of 1998, Gibraltar disputed $63.0 million ceded under the Stop Loss Agreement and, pursuant to the terms of the

Stop Loss Agreement, Gibraltar has placed the disputed amount in a trust. Gibraltar has also disputed the Company's level of reserves previously ceded to and paid by Gibraltar under the Stop Loss Agreement and claimed a refund of $91.7 million. Pursuant to the terms of the Stop Loss Agreement, the Company and Gibraltar have appointed an independent examiner to review the Company's reserves underlying the disputed amounts to determine the appropriate amount of cessions to Gibraltar, and the Company has placed the $91.7 million amount in a trust.

If the examination process does not resolve the disputes, the Stop Loss Agreement provides for resolution through arbitration. In the event the cessions to Gibraltar were determined to be excessive, the Company would reduce the cession to Gibraltar by such excess, refund previous payments made by Gibraltar, if applicable, and the unused portion of the limits of the Stop Loss Agreement would be restored. Also, the Company would consider the independent examiners' finding in its ongoing determination of appropriate reserve levels which may lead to a corresponding reduction in the Company's gross reserves, and net reserves to the extent of the coinsurance under the Stop Loss Agreement. In the event the cessions are not determined to be excessive, Gibraltar would be obligated to pay the disputed amount. Accordingly, if the disputes are resolved in Gibraltar's favor, any adverse effect on the Company's financial condition and results of operations would likely be limited to a reduction in cash flows from operations with a corresponding impact on investment income.

    MARKET SENSITIVE INSTRUMENTS. The Company's risks associated with market sensitve instruments have not changed materially since the period ended December 31, 1998.

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

READINESS. The Company has been actively engaged in a project to mitigate the potential effects of the year 2000 issue. For each segment of its internal computer processing environment (mainframe, midrange and PC equipment), the Company has a multi-phase plan that involves (a) the identification and assessment of year 2000 compliance, (b) the design and development of remedies (including the replacement of non-compliant systems if needed), (c) testing of year 2000 readiness and (d) the implementation of fully integrated year 2000-compliant processing. The assessment phase is complete, and many of the Company's systems are already year 2000-compliant. For those that are not yet compliant, steps are being taken to upgrade or replace them. With the exception of one non-critical application, which will be replaced in the third quarter of 1999, all processing/reporting systems are currently planned to be compliant by June 30, 1999. Testing has indicated that virtually all mission-critical mainframe hardware and software is compliant, and that the few software applications that are non-compliant can be made compliant by June 30, 1999; additional testing of remaining software systems will continue as those remaining systems are brought into compliance.

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

COSTS. The Company's historical and expected future costs to make its systems year 2000 compliant are not material. The total expected out-of-pocket costs of the year 2000 effort are approximately $0.6 million, of which approximately $0.4 million had been incurred as of March 31, 1999. These figures include only expenses specifically related to Year 2000 compliance and do no include the cost of hardware and software acquisitions made in the normal course of business.

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

     EURO CONVERSION. On January 1, 1999 eleven of the fifteen member countries of the European Union (the "participating countries") established fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the Euro. The Company has established the necessary procedures to accept the Euro as a new currency in which it does business. The nature of the Company's reinsurance business and its investments is such that the impact of the Euro conversion has not been and is not expected to be material to the Company's business, operations or financial condition. Although systems which support the Company's United Kingdom and Belgian operations require modifications to enable conversion of legacy currency historical data and to accommodate conversions in accordance with European Union requirements, which modifications the system vendor is investigating, a failure of the vendor to modify the system is not expected to be material to the Company's business, operations or financial condition. Beginning January 1, 2002, new
Euro-denominated bills and coins will be issued and by July 1, 2002, the participating countries' legacy currencies will no longer be legal tender for any transactions. The Company has operations in Belgium and the United Kingdom, both members of the European Union; Belgium became a participating country on January 1, 1999. The Company has not yet determined when it will convert the functional currency for its Belgian operation to the Euro.

     SAFE HARBOR DISCLOSUE. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), the Company in its Form 10-K for the fiscal year ended December 31, 1998 set forth cautionary statements identifying important factors, among others, that in some cases have affected and that could cause its actual results to differ materially from those which might be projected, forecasted, or estimated in its forward-looking statements, as defined in the Act, made by or on behalf of the Company in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls. These cautionary statements supplement other factors contained in this report which could cause the Company's actual results to differ materially from those which might be projected, forecasted or estimated in its forward-looking statements.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's results to differ materially from such forward-looking statements. Such forward-looking statements may include, but are not limited to , projections of premium revenue investment income, other revenue, losses, expenses, earnings (including earnings per share), cash flows, plans for future operations, common stockholders' equity (including book value per share), investments, financing needs, capital plans, dividends, plans relating to products or services of the Company, and estimates concerning the effects of litigation or other disputes, as well as assumptions for any of the foregoing and are generally expressed with words such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have" and similar expressions. Undue reliance on any forward-looking statements should be avoided. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - ITEM 3

                       EVEREST REINSURANCE HOLDINGS, INC.
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

     MARKET RISK INSTRUMENTS. The Company's risks associated with market sensitive instruments have not changed materially since the period ended December 31, 1998.

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

Part II - ITEM 2.  CHANGES IN SECURITIES

c)       Information required by Item 701 of Regulation S-K:

         (a) On January 1, 1999, 1,056 common shares of the Company (previously held as treasury shares) were distributed.

         (b) The securities were distributed to the Company's four non-employee directors.

         (c)  The  securities  were  issued  as compensation to the non-employee
              directors  for  services   rendered  to  the  Company  during  the
              fourth quarter of 1998.

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

a)       Exhibit Index:

EXHIBIT NO.       DESCRIPTION                                  LOCATION
-----------       -----------                                  --------

11.1              Statement regarding computation of
                  per-share earnings                           Filed herewith

27                Financial Data Schedule                      Filed herewith

b) Reports on Form 8-K:

         There were no reports filed on Form 8-K for the three months ended March 31, 1999.

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

                                         Everest Reinsurance Holdings, Inc.
                                                   (Registrant)






                                         - By: /s/ Stephen L. Limauro
                                         ------------------------------------
                                         Stephen L. Limauro
                                         Duly Authorized Officer, Senior Vice
                                          President and Comptroller







Dated:  May 11, 1999