Form 10-Q
period 1999-06-30
EVEREST REINSURANCE HOLDINGS INC
filed 1999-08-03
CIK 914748

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                  Commission File Number:
    JUNE 30, 1999                                               1-13816
- ---------------------                                   -----------------------

                       EVEREST REINSURANCE HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




        DELAWARE                                            22-3263609
- -------------------------                          ----------------------------
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

                           YES    X                  NO
                                -----                    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                   Number of Shares Outstanding
              Class                                      at August 2, 1999
              -----                                ----------------------------
COMMON STOCK,      $.01 PAR VALUE                            48,655,428

                       EVEREST REINSURANCE HOLDINGS, INC.

                               INDEX TO FORM 10-Q

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------
                                                                           PAGE
                                                                           ----
ITEM 1.  FINANCIAL STATEMENTS
         --------------------

         Consolidated Balance Sheets at June 30, 1999
          (unaudited) and December 31, 1998                                   3

         Consolidated Statements of Operations for the
          three months and six months ended June 30, 1999
          and 1998 (unaudited)                                                4

         Consolidated Statements of Changes in Stockholders'
          Equity for the three months and six months ended
          June 30, 1999 and 1998 (unaudited)                                  5

         Consolidated Statements of Cash Flows for the
          three months and six months ended June 30, 1999
          and 1998 (unaudited)                                                6

         Notes to Consolidated Interim Financial Statements                   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS                                 13
         -----------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         ----------------------------------------------
         MARKET RISK                                                         22
         -----------

                                     PART II

                                OTHER INFORMATION
                                -----------------

ITEM 1.  LEGAL PROCEEDINGS                                                   23
         -----------------

ITEM 2.  CHANGES IN SECURITIES                                               23
         ---------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   None
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 23
         ---------------------------------------------------

ITEM 5.  OTHER INFORMATION                                                 None
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    24
         --------------------------------

Part I - Item 1

                       EVEREST REINSURANCE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except par value per share)


                                        June 30,           December 31,
                                      -------------        -------------
ASSETS:                                   1999                 1998
                                      -------------        -------------
                                       (unaudited)
Fixed maturities - available for
 sale, at market value (amortized
 cost: 1999, $3,922,103; 1998,
 $3,851,051)                          $   4,008,122        $   4,100,575
Equity securities, at market value
 (cost: 1999, $91,264; 1998,
 $91,787)                                   151,700              146,274
Short-term investments                       53,725               34,846
Other invested assets                         5,053                4,736
Cash                                         34,110               39,326
                                      -------------        -------------
   Total investments and cash             4,252,710            4,325,757

Accrued investment income                    64,640               64,220
Premiums receivable                         275,536              261,488
Reinsurance receivables                     853,461              981,959
Funds held by reinsureds                    200,120              200,302
Deferred acquisition costs                   73,985               70,753
Prepaid reinsurance premiums                 12,759                8,592
Deferred tax asset                          124,492               62,237
Other assets                                 83,852               21,420
                                      -------------        -------------
TOTAL ASSETS                          $   5,941,555        $   5,996,728
                                      =============        =============

LIABILITIES:
Reserve for losses and
 adjustment expenses                  $   3,718,180        $   3,800,041
Unearned premium reserve                    291,993              284,640
Funds held under reinsurance
 treaties                                   177,808              195,169
Losses in the course of payment              69,249               64,630
Contingent commissions                      107,199              111,344
Other net payable to reinsurers              23,264               18,731
Current federal income taxes                 (5,897)                (581)
Revolving credit agreement
 borrowings                                  35,000                  -
Other liabilities                           114,002               43,550
                                      -------------        -------------
   Total liabilities                      4,530,798            4,517,524
                                      -------------        -------------


STOCKHOLDERS' EQUITY:
Preferred stock, par value:
 $0.01; 50 million shares
 authorized; no shares issued
 and outstanding (Includes
 0.2 million shares of Series
 A Junior Preferred Stock)                      -                    -
Common stock, par value: $0.01;
 200 million shares authorized;
 50.9 million shares issued in
 1999 and 1998                                  509                  509
Additional paid-in capital                  390,891              390,559
Unearned compensation                          (160)                (240)
Accumulated other comprehensive
 income, net of deferred income
 taxes ($46.7 million in 1999
 and $99.8 million in 1998)                  86,997              185,518
Retained earnings                         1,001,906              928,500
Treasury stock, at cost; 2.2
 million shares in 1999 and 0.9
 million shares in 1998                     (69,386)             (25,642)
                                      -------------        -------------
   Total stockholders' equity             1,410,757            1,479,204
                                      -------------        -------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                 $   5,941,555        $   5,996,728
                                      =============        =============

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                             Three Months Ended            Six Months Ended
                                  June 30,                     June 30,
                          ------------------------     ------------------------
                             1999          1998           1999          1998
                          ----------    ----------     ----------    ----------
                                               (unaudited)
REVENUES:
Premiums earned           $  275,419    $  264,726     $  509,554    $  506,062
Net investment income         64,570        62,525        126,650       122,538
Net realized capital
 gain/(loss)                  (7,267)        2,523         (9,453)        2,506
Other income/(loss)           (1,983)          649         (1,886)        2,195
                          ----------    ----------     ----------    ----------
Total revenues               330,739       330,423        624,865       633,301
                          ----------    ----------     ----------    ----------

CLAIMS AND EXPENSES:
Incurred loss and loss
 adjustment expenses         196,852       195,552        365,721       374,144
Commission, brokerage,
 taxes and fees               74,590        65,468        136,241       125,905
Other underwriting
 expenses                     12,457        12,393         23,984        24,217
                          ----------    ----------     ----------    ----------
Total claims and
 expenses                    283,899       273,413        525,946       524,266
                          ----------    ----------     ----------    ----------

INCOME BEFORE TAXES           46,840        57,010         98,919       109,035

Income tax                     8,775        13,466         19,612        25,690
                          ----------    ----------     ----------    ----------

NET INCOME                $   38,065    $   43,544     $   79,307    $   83,345
                          ==========    ==========     ==========    ==========


Other comprehensive
 income/(loss), net
 of tax                      (68,671)        2,043        (98,521)       13,407
                          ----------    ----------     ----------    ----------

COMPREHENSIVE INCOME/
 (LOSS)                   $  (30,606)   $   45,587     $  (19,214)   $   96,752
                          ==========    ==========     ==========    ==========


PER SHARE DATA:
 Average shares
  outstanding (000's)         48,679        50,480         49,238        50,481
 Net income per
  common share - basic    $     0.78    $     0.86     $     1.61    $     1.65
                          ==========    ==========     ==========    ==========


 Average diluted
  shares outstanding
  (000's)                     48,897        50,799         49,459        50,799
 Net income per common
  share - diluted         $     0.78    $     0.86     $     1.60    $     1.64
                          ==========    ==========     ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                (Dollars in thousands, except per share amounts)

                                Three Months Ended             Six Months Ended
                                     June 30,                      June 30,
                             -------------------------     -------------------------
                                1999          1998            1999          1998
                             -----------   -----------     -----------   -----------
                                                   (unaudited)
COMMON STOCK (shares
 outstanding):
Balance, beginning of
 period                       49,006,740    50,482,326      49,989,204    50,479,271
Issued during the
 period                              -           2,000          16,800         4,000
Treasury stock acquired
 during period                  (353,800)       (8,460)     (1,354,120)       (8,460)
Treasury stock reissued
 during period                     1,288         1,362           2,344         2,417
                             -----------   -----------     -----------   -----------
Balance, end of period        48,654,228    50,477,228      48,654,228    50,477,228
                             ===========   ===========     ===========   ===========

COMMON STOCK (par value):
Balance, beginning of
 period                      $       509   $       508     $       509   $       508
Issued during the period             -             -               -             -
                             -----------   -----------     -----------   -----------
Balance, end of period               509           508             509           508
                             -----------   -----------     -----------   -----------

ADDITIONAL PAID IN
 CAPITAL:
Balance, beginning of
 period                          390,881       389,928         390,559       389,876
Common stock issued
 during the period                   -              34             307            67
Treasury stock reissued
 during period                        10            23              25            42
                             -----------   -----------     -----------   -----------
Balance, end of period           390,891       389,985         390,891       389,985
                             -----------   -----------     -----------   -----------

UNEARNED COMPENSATION:
Balance, beginning of
 period                             (200)         (436)           (240)         (514)
Net increase during the
 period                               40           101              80           179
                             -----------   -----------     -----------   -----------
Balance, end of period              (160)         (335)           (160)         (335)
                             -----------   -----------     -----------   -----------

ACCUMULATED OTHER
 COMPREHENSIVE INCOME,
 NET OF DEFERRED INCOME
 TAXES:
Balance, beginning of
 period                          155,668       163,683         185,518       152,319
Net increase (decrease)
 during the period               (68,671)        2,043         (98,521)       13,407
                             -----------   -----------     -----------   -----------
Balance, end of period            86,997       165,726          86,997       165,726
                             -----------   -----------     -----------   -----------

RETAINED EARNINGS:
Balance, beginning of
 period                          966,737       810,657         928,500       773,380
Net income                        38,065        43,544          79,307        83,345
Dividends declared
 ($0.06 and $0.12 per
 share in 1999 and
 $0.05 and $0.10 per
 share in 1998)                   (2,896)       (2,524)         (5,901)       (5,048)
                             -----------   -----------     -----------   -----------
Balance, end of period         1,001,906       851,677       1,001,906       851,677
                             -----------   -----------     -----------   -----------

TREASURY STOCK AT COST:
Balance, beginning of
 period                          (58,344)       (8,061)        (25,642)       (8,086)
Treasury stock acquired
 during period                   (11,072)         (141)        (43,799)         (141)
Treasury stock reissued
 during period                        30            32              55            57
                             -----------   -----------     -----------   -----------
Balance, end of period           (69,386)       (8,170)        (69,386)       (8,170)
                             -----------   -----------     -----------   -----------

TOTAL STOCKHOLDERS'
 EQUITY, END OF PERIOD       $ 1,410,757   $ 1,399,391     $ 1,410,757   $ 1,399,391
                             ===========   ===========     ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                     Three Months Ended             Six Months Ended
                                          June 30,                      June 30,
                                  -------------------------     -------------------------
                                     1999          1998            1999          1998
                                  -----------   -----------     -----------   -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:                                            (unaudited)
Net income                        $    38,065   $    43,544     $    79,307   $    83,345
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
 (Increase) decrease in
  premiums receivable                   9,411       (17,637)        (16,841)      (26,309)
 (Increase) decrease in
  funds held, net                     (23,492)        2,442         (20,098)        7,673
 Decrease in reinsurance
  receivables                          43,063        17,259         128,701        21,745
 (Increase) decrease in
  deferred tax asset                   (2,110)       (7,230)         (9,182)       (9,185)
 Increase (decrease) in
  reserve for losses and
  loss adjustment expense             (41,487)        8,467         (62,848)       49,488
 Increase (decrease) in
  unearned premiums                    (1,343)       (8,392)          8,648        (7,356)
 (Increase) decrease in other
  assets and liabilities              (32,190)       16,929          (9,963)        6,116
 Non cash compensation expense             40           101              80           179
 Accrual of bond discount/
  amortization of bond premium         (1,228)         (219)         (2,540)         (292)
 Realized capital (gains)
  losses                                7,267        (2,523)          9,453        (2,506)
                                  -----------   -----------     -----------   -----------

Net cash provided by (used in)
 operating activities                  (4,004)       52,741         104,717       122,898
                                  -----------   -----------     -----------   -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Proceeds from fixed maturities
 matured/called - available
 for sale                              50,048        40,643         123,679        70,626
Proceeds from fixed maturities
 sold - available for sale            250,976       264,512         327,094       317,671
Proceeds from equity securities
 sold                                   2,620         4,327           2,620         6,987
Proceeds from other invested
 assets sold                              131         5,357             131         6,671
Cost of fixed maturities
 acquired - available for sale       (299,940)     (338,539)       (537,645)     (531,099)
Cost of equity securities
 acquired                                (645)       (6,778)           (645)       (8,187)
Cost of other invested
 assets acquired                          (67)         (150)         (1,829)         (445)
Net (purchases) sales of
 short-term securities                (22,653)        8,482         (18,715)      (23,588)
Net increase (decrease) in
 unsettled securities
 transactions                          (6,023)      (21,619)         14,051         7,273
                                  -----------   -----------     -----------   -----------

Net cash used in investing
 activities                           (25,553)      (43,765)        (91,259)     (154,091)
                                  -----------   -----------     -----------   -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Acquisition of treasury
 stock net of reissuances             (11,032)          (86)        (43,719)          (42)
Common stock issued during
 the period                               -              34             307            67
Dividends paid to stockholders         (2,896)       (2,524)         (5,901)       (5,048)
Net borrowing on revolving
 credit agreement                      35,000           -            35,000           -
Net increase in collateral for
 loaned securities                        -           3,855             -          31,753
                                  -----------   -----------     -----------   -----------

Net cash provided by (used in)
 financing activities                  21,072         1,279         (14,313)       26,730
                                  -----------   -----------     -----------   -----------

EFFECT OF EXCHANGE RATE
 CHANGES ON CASH                       (1,980)         (596)         (4,361)        1,228
                                  -----------   -----------     -----------   -----------

Net increase (decrease) in
 cash                                 (10,465)        9,659          (5,216)       (3,235)

Cash, beginning of period              44,575        38,684          39,326        51,578
                                  -----------   -----------     -----------   -----------
Cash, end of period               $    34,110   $    48,343     $    34,110   $    48,343
                                  ===========   ===========     ===========   ===========

SUPPLEMENTAL CASH FLOW
 INFORMATION
Cash transactions:
Income taxes paid, net            $    28,839   $    25,950     $    33,634   $    33,694
Non-cash financing
 transaction:
Issuance of common stock          $        40   $       101     $        80   $       179


The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

1.       GENERAL

The consolidated financial statements of Everest Reinsurance Holdings Inc. (the "Company") for the three months and six months ended June 30, 1999 and 1998 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the results of its single reportable segment on an interim basis. Certain financial information which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been omitted since it is not required for interim reporting purposes. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the three months and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 1998, 1997 and 1996.


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

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


Although these complications have become less severe in recent years, management believes that these factors continue to render reserves for asbestos and environmental losses significantly less subject to traditional actuarial methods than are reserves on other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgement of management, the facts and prevailing law reflect an exposure for the Company or its ceding company. In connection with its initial public offering in October 1995, the Company purchased an aggregate stop loss retrocession agreement (the "Stop Loss Agreement") from Gibraltar Casualty Company ("Gibraltar"), an affiliate of the Company's former parent, The Prudential Insurance Company of America ("The Prudential"). This coverage protects the Company's consolidated earnings against up to $375,000 of the first $400,000 of adverse development, if any, on the Company's consolidated reserves for losses, allocated loss adjustment expenses and uncollectible reinsurance at June 30, 1995 (December 31, 1994 for catastrophe losses). Through June 30, 1999 cessions under the Stop Loss Agreement have aggregated $339,179 with available remaining limits net of coinsurance of $35,821. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, if coverage under the Stop Loss Agreement is exhausted, could have a material adverse effect on the Company's future financial condition, results of operations and cash flows.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the three months and six months ended June 30, 1999 and 1998:

                          Three Months Ended           Six Months Ended
                               June 30,                    June 30,
                          1999         1998           1999         1998
                       ----------   ----------     ----------   ----------
Gross Basis:
Beginning of period
 reserves              $  654,417   $  469,666     $  660,793   $  446,132
Incurred losses               985        8,825          2,586       36,720
Paid losses               (15,909)     (11,923)       (23,886)     (16,284)
                       ==========   ==========     ==========   ==========
End of period
 reserves              $  639,493   $  466,568     $  639,493   $  466,568
                       ==========   ==========     ==========   ==========

Net Basis:
Beginning of period
 reserves              $  379,828   $  232,377     $  263,542   $  212,376
Incurred losses (1)           -            -              -          2,222
Paid losses (2)            (6,815)      20,515        109,471       38,294
                       ----------   ----------     ----------   ----------
End of period
 reserves              $  373,013   $  252,892     $  373,013   $  252,892
                       ==========   ==========     ==========   ==========

(1) Net of $0 and $0 in the three months and six months ended June 30, 1999 and $0 and $20,000 in the three months and six months ended June 30, 1998 ceded under the incurred loss reimbursement feature of the Stop Loss Agreement.
(2) Net of $0 and $118,800 in the three months and six months ended June 30, 1999 and $20,000 and $40,000 in the three months and six months ended June 30, 1998 ceded as paid losses under the Stop Loss Agreement.

At June 30, 1999, the gross reserves for asbestos and environmental losses were comprised of $146,813 representing case reserves reported by ceding companies, $64,094 representing additional case reserves established by the Company on assumed reinsurance claims, $43,064 representing case reserves established by the Company on direct excess insurance claims and $385,522 representing incurred but not reported ("IBNR") reserves.

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

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

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

During the first quarter of 1999, Gibraltar disputed $63,000 ceded under the Stop Loss Agreement in the fourth quarter of 1998 and, pursuant to the terms of the Stop Loss Agreement, Gibraltar has placed the disputed amount in a trust. Gibraltar has also disputed the Company's level of reserves previously ceded to and paid by Gibraltar under the Stop Loss Agreement and claimed a refund of $91,700. Pursuant to the terms of the Stop Loss Agreement, the Company and Gibraltar have appointed an independent examiner to review the Company's reserves underlying the disputed amounts to determine the appropriate amount of cessions to Gibraltar, and the Company has placed the $91,700 in a trust. The Company and Gibraltar have entered into a standstill agreement, advised the independent examiner to cease his review and are attempting to resolve the disputes. If the Company and Gibraltar are unable to resolve the disputes, the independent examination process will be continued.

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

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior, the Company, for a fee, accepted the claim payment obligation of the property and casualty insurer, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at June 30, 1999 was $139,983.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

The Company has purchased annuities from an unaffiliated life insurance company to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable. The estimated cost to replace such annuities at June 30, 1999 was $11,224.


3.       EARNINGS PER SHARE

Net income per common share has been computed as follows (Shares in thousands, except per share amounts):

                               Three Months Ended           Six Months Ended
                                    June 30,                    June 30,
                               1999         1998           1999         1998
                            ----------   ----------     ----------   ----------
Net Income (numerator)      $   38,065   $   43,544     $   79,307   $   83,345
                            ==========   ==========     ==========   ==========

Weighted average common
 and effect of dilutive
 shares used in the
 computation of net
 income per share:
  Average shares
   outstanding -
   basic (denominator)          48,679       50,480         49,238       50,481
  Effect of dilutive
   shares                          218          319            221          318
                            ----------   ----------     ----------   ----------
  Average shares
   outstanding -
   diluted (denominator)        48,897       50,799         49,459       50,799

Net income per common
 share:
  Basic                     $     0.78   $     0.86     $     1.61   $     1.65
  Diluted                   $     0.78   $     0.86     $     1.60   $     1.64

As of June 30, 1999 and 1998 options to purchase 736,200 and 337,750 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share for the three month and six month periods ended on such dates, because the options' exercise price was greater than the average market price of the common shares during the period.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

4.       OTHER COMPREHENSIVE INCOME

The Company's other comprehensive income / (loss) is comprised as follows:

                                 Three Months Ended         Six Months Ended
                                       June 30,                 June 30,
                                   1999       1998          1999        1998
                                 --------   --------     ---------   ---------
Net unrealized appreciation
 (depreciation) of investments,
 net of deferred income taxes   ($ 71,248)  $  4,392    ($ 102,412)  $  14,734
Currency translation
 adjustments, net of deferred
 income taxes                       2,577     (2,349)        3,891      (1,327)
                                 ========   ========     =========   =========
Other comprehensive income/
 (loss), net of deferred
 income taxes                   ($ 68,671)  $  2,043    ($  98,521)  $  13,407
                                 ========   ========     =========   =========

5.       CREDIT LINE

In June 1999, the Company renewed its 364 day revolving line of credit with First Union National Bank. All of the terms and conditions of the original credit facility remain in full force and effect, except that the maturity date as extended is now June 10, 2000 and the statutory surplus maintenance requirement and pricing terms have been amended. Outstanding borrowings under the Company's revolving credit facility were $35,000 as of June 30, 1999, reflecting short-term borrowings for general corporate liquidity purposes. Interest expense incurred in connection with these borrowings was $283 for the period ending June 30, 1999.

6.       FUTURE APPLICATION OF ACCOUNTING STANDARDS

In  June  1998,  the  Financial  Accounting  Standards  Board issued  Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. In June 1999, SFAS No. 137 was issued, which extended the effective date of SFAS No. 133 to all fiscal quarters and fiscal years beginning after June 15, 2000. Management believes that implementation of SFAS No. 133 and No. 137 will not have a material impact on the financial position of the Company.

PART I - ITEM 2



                       EVEREST REINSURANCE HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

PREMIUMS. Gross premiums written increased 5.9% to $283.2 million in the three months ended June 30, 1999 from $267.5 million in the three months ended June 30, 1998 as the Company maintained a cautious approach to extremely competitive market conditions. Factors contributing to this increase include a 10.0% increase (to $108.1 million) in U.S. broker treaty operations, attributable to growth in accident and health, non-standard auto and property business, a 9.2% increase (to $52.1 million) in U.S. direct treaty reinsurance and insurance operations, attributable to a large accident and health reinsurance treaty, the impact of which offset declines elsewhere in these operations, a 6.5% increase (to $76.5 million) in international premiums, largely attributable to growth in the Company's Latin American and London operations, and a 1.9% increase (to $30.8 million) in marine, aviation and surety premiums. These gains were partially offset by a 19.3% decrease (to $15.8 million) in U.S. facultative premiums.

Ceded premiums decreased to $11.8 million in the three months ended June 30, 1999 from $11.9 million in the three months ended June 30, 1998. This decrease was principally attributable to decreases arising from changes to the Company's catastrophe retrocessional protections partially offset by increases in contract specific retrocessions on insurance operations.

Net premiums written increased by 6.2% to $271.4 million in the three months ended June 30, 1999 from $255.6 million in the three months ended June 30, 1998 consistent with the increase in gross premiums written.

REVENUES. Net premiums earned increased by 4.0% to $275.4 million in the three months ended June 30, 1999 from $264.7 million in the three months ended June 30, 1998, generally consistent with the increase in net premiums written and changes in the Company's mix of business during the preceding twelve months.

Net investment income increased 3.3% to $64.6 million in the three months ended June 30, 1999 from $62.5 million in the three months ended June 30, 1998, principally reflecting the effect of investing the $165.1 million of cash flow from operations in the twelve months ended June 30, 1999. The annualized pre-tax yield on average cash and invested assets increased to 6.3% in the three months ended June 30, 1999, from the 6.2% yield in the three months ended June 30, 1998, reflecting implementation of the Company's investment strategies in the context of the generally higher interest rate environment.

Net realized capital losses were $7.3 million in the three months ended June 30, 1999, reflecting realized capital losses on the Company's investments of $8.5 million which were partially offset by $1.2 million of realized capital gains, compared to net realized capital gains of $2.5 million in the three months ended June 30, 1998. The net realized capital gains in the three months ended June 30, 1998 reflected realized capital gains of $5.1 million which were offset by $2.6 million of realized capital losses. The realized capital losses in the three months ended June 30, 1999 arose mainly from activity in the Company's taxable and tax-exempt domestic fixed maturities portfolios, whereas the realized capital losses in the three months ended June 30, 1998 were attributable to activity in the Company's tax-exempt domestic fixed maturities portfolio. The realized capital gains in the three months ended June 30, 1999 mainly arose from activity in the Company's domestic equity portfolio, whereas the realized capital gains in the three months ended June 30, 1998 were attributable to activity in the Company's taxable domestic fixed maturities portfolio. The net realized capital losses in the three months ended June 30, 1999 generally reflect realized capital loss transactions, with corresponding reinvestment of proceeds at current reinvestment rates, aimed at enhancing the Company's long-term after-tax portfolio yield.

Other loss for the three months ended June 30, 1999 was $2.0 million compared to other income of $0.6 million for the three months ended June 30, 1998. Other loss and income for the respective periods are principally attributable to the impact of fluctuations in foreign currency exchange rates. In addition, other loss for the three months ended June 30, 1999 includes $0.3 million in interest expense relating to the Company's revolving credit agreement.

EXPENSES. Incurred losses and loss adjustment expenses ("LAE") increased by 0.7% to $196.9 million in the three months ended June 30, 1999 from $195.6 million in the three months ended June 30, 1998. Catastrophe losses in the three months ended June 30, 1999 were $6.2 million compared with $1.0 million in the three months ended June 30, 1998. The catastrophe losses in the three months ended June 30, 1999 resulted primarily from an event involving severe tornados in Oklahoma ("Oklahoma Tornados"). Catastrophe losses include the pre-tax impact of both current period events and favorable and unfavorable loss development on prior period events and are net of reinsurance. The Company's loss and LAE ratio decreased by 2.4 percentage points to 71.5% in the three months ended June 30, 1999 from 73.9% in the three months ended June 30, 1998. The decrease principally results from changes in the Company's mix of business, including the absence in the three months ended June 30, 1999 of the impact of certain reinsurance treaties with higher expected losses and lower ceding commissions which were reflected in the three months ended June 30, 1998, partially offset by an increase in catastrophe losses in the three months ended June 30, 1999. Net incurred losses and LAE for the three months ended June 30, 1999 reflected ceded losses and LAE of $8.9 million with $0.0 million ceded under the Stop Loss Agreement compared to ceded losses and LAE of $1.4 million in the three months ended June 30, 1998, including $0.0 million ceded under the Stop Loss Agreement.

Underwriting expenses increased by 11.8% to $87.0 million in the three months ended June 30, 1999 from $77.9 million in the three months ended June 30, 1998. Commission, brokerage, taxes and fees increased by $9.1 million, principally relating to the increase in premiums written and the impact of the previously noted changes in the business mix. Other underwriting expenses increased by $0.1 million. The Company's expense ratio was 31.6% in the three months ended June 30, 1999 compared to 29.4% in the three months ended June 30, 1998.

The Company's combined ratio decreased to 103.1% in the three months ended June 30, 1999 compared to 103.3% in the three months ended June 30, 1998.

INCOME TAXES. The Company recognized income tax expense of $8.8 million in the three months ended June 30, 1999 compared to $13.5 million in the three months ended June 30, 1998. The principal cause of this change was the increase in net realized capital losses.

NET INCOME. Net income was $38.1 million in the three months ended June 30, 1999 compared to $43.5 million in the three months ended June 30, 1998. This generally reflected stable underwriting results coupled with an increase in net investment income, offset by increased realized capital losses, the result of which lowered the overall taxes for the period.


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

PREMIUMS. Gross premiums written increased 3.2% to $537.1 million in the six months ended June 30, 1999 from $520.5 million in the six months ended June 30, 1998 as the Company maintained a cautious approach to extremely competitive market conditions. Factors contributing to this increase included a 6.5% increase (to $190.4 million) in U.S. broker treaty operations, attributable to growth in accident and health, non-standard auto and property business, a 5.3% increase (to $153.8 million) in international operations, mainly attributable to the Company's London operation, and a 2.3% increase (to $60.9 million) in marine, aviation and surety operations. These gains were partially offset by a 3.3% decrease (to $97.5 million) in U.S. direct treaty reinsurance and insurance operations, attributable to a decrease in the Company's treaty portfolio business partially offset by the impact of a large accident and health reinsurance treaty, and a 2.3% decrease (to $34.5 million) in U.S. facultative operations.

Ceded premiums increased to $23.1 million in the six months ended June 30, 1999 from $22.2 million in the six months ended June 30, 1998. This increase was principally attributable to an increase in the Company's contract specific retrocessions, particularly on insurance operations, the impact of which was partially offset by a decrease arising from changes to the Company's catastrophe retrocessional protections.

Net premiums written increased by 3.1% to $513.9 million in the six months ended June 30, 1999 from $498.3 million in the six months ended June 30, 1998 reflecting the growth in gross premiums written, partially offset by the increases in ceded premiums.

REVENUES. Net premiums earned increased by 0.7% to $509.6 million in the six months ended June 30, 1999 from $506.1 million in the six months ended June 30, 1998, generally consistent with the growth in net premiums written and changes in the Company's mix of business during the preceding twelve months.

Net investment income increased 3.4% to $126.7 million in the six months ended June 30, 1999 from $122.5 million in the six months ended June 30, 1998, reflecting the effect of investing the $165.1 million of cash flow from operations in the twelve months ended June 30, 1999. The annualized pre-tax yield on average cash and invested assets increased to 6.2% in the six months ended June 30, 1999, from the 6.1% yield in the six months ended June 30, 1998, reflecting implementation of the Company's investment strategies in the context of the generally higher interest rate environment.

Net realized capital losses were $9.5 million in the six months ended June 30, 1999, reflecting realized capital losses on the Company's investments of $10.9 million which were offset by $1.4 million of realized capital gains, compared to net realized capital gains of $2.5 million in the six months ended June 30, 1998. The net realized capital gains in the six months ended June 30, 1998 reflected realized capital gains of $6.7 million which were offset by $4.2 million of realized capital losses. The realized capital losses in the six months ended June 30, 1999 arose mainly from activity in the Company's taxable and tax-exempt domestic fixed maturities portfolios, whereas the realized capital losses in the six months ended June 30, 1998 were attributable to activity in the Company's tax-exempt domestic fixed maturities portfolio. The realized capital gains in the six months ended June 30, 1999 mainly arose from activity in the Company's domestic equity portfolio, whereas the realized capital gains in the six months ended June 30, 1998 were attributable to a combination of the activity in the Company's taxable domestic fixed maturities portfolio and domestic equity portfolio. The net realized capital losses in the six months ended June 30, 1999 generally reflect realized capital loss transactions, with corresponding reinvestment of proceeds at current reinvestment rates, aimed at enhancing the Company's long-term after-tax portfolio yield.

Other loss for the six months ended June 30, 1999 was $1.9 million compared to other income of $2.2 million for the six months ended June 30, 1998. Other loss and income for the respective periods are principally attributable to the impact of fluctuations in foreign currency exchange rates. In addition, other loss for the six months ended June 30, 1999 includes $0.3 million in interest expense relating to the Company's revolving credit agreement.

EXPENSES. Incurred losses and LAE decreased by 2.3% to $365.7 million in the six months ended June 30, 1999 from $374.1 million in the six months ended June 30, 1998. Catastrophe losses in the six months ended June 30, 1999 were $17.6 million compared with $7.0 million in the six months ended June 30, 1998. The catastrophe losses in the six months ended June 30, 1999 resulted primarily from the Rouge steel plant fire and the Oklahoma Tornados. Catastrophe losses include the pre-tax impact of both current period events and favorable and unfavorable development on prior period events and are net of reinsurance. The Company's loss and LAE ratio decreased by 2.1 percentage points to 71.8% for the six months ended June 30, 1999 from 73.9% in the six months ended June 30, 1998. The decrease principally results from changes in the Company's mix of business, including the absence in the six months ended June 30, 1999 of the impact of certain reinsurance treaties with higher expected losses and lower ceding commissions which were reflected in the six months ended June 30, 1998, partially offset by an increase in catastrophe losses in the six months ended June 30, 1999. Net incurred losses and LAE for the six months ended June 30, 1999 reflected ceded losses and LAE of $19.2 million, including $0.0 million ceded under the Stop Loss Agreement, compared to ceded losses and LAE of $35.2 million in the six months ended June 30, 1998, including $20.0 million ceded under the Stop Loss Agreement.

Underwriting expenses increased by 6.7% to $160.2 million in the six months ended June 30, 1999 from $150.1 million in the six months ended
June 30, 1998. Commission and brokerage expenses increased by $10.3 million, principally reflecting the increase in premiums written together with the previously discussed changes in the Company's business mix. Other underwriting expenses decreased by $0.2 million. The Company's expense ratio was 31.4% in the six months ended June 30, 1999 compared to 29.7% in the six months ended June 30, 1998.

The Company's combined ratio decreased to 103.2% in the six months ended June 30, 1999 from 103.6% in the six months ended June 30, 1998.

INCOME TAXES. The Company recognized income tax expense of $19.6 million in the six months ended June 30, 1999 compared to $25.7 million in the six months ended June 30, 1998. The principal cause of this change was the increase in net realized capital losses.

NET INCOME. Net income was $79.3 million in the six months ended June 30, 1999 compared to $83.3 million in the six months ended June 30, 1998. This generally reflected stable underwriting results coupled with an increase in net investment income, offset by increased realized capital losses, the result of which lowered the overall taxes for the period.


FINANCIAL CONDITION

INVESTED ASSETS. Aggregate invested assets, including cash and short-term investments, were $4,252.7 million at June 30, 1999 and $4,325.8 million at December 31, 1998. The decrease in invested assets between December 31, 1998 and June 30, 1999 resulted primarily from a decrease of $163.2 million in net unrealized appreciation on fixed maturity investments and repurchases of the Company's stock totaling $43.7 million partially offset by cash flow from operations of $104.7 million generated during the six months ended June 30, 1999, an increase of $18.9 million in short-term investments and a $5.4 million increase in net unrealized appreciation on the equity security portfolio.

LIQUIDITY. The Company's liquidity requirements are met on both a short- and long-term basis by funds provided by premiums collected, investment income, collected reinsurance receivables balances and from the sale and maturity of investments together with the availability of funds under the Company's revolving credit facility. The Company's net cash flows from operating activities were $104.7 million and $122.9 million in the six months ended June 30, 1999 and 1998, respectively. Recoveries under the Company's Stop Loss Agreement with Gibraltar contributed $79.0 million and $20.6 million of such net cash flows in the six months ended June 30, 1999 and 1998, respectively. Through June 30, 1999 cessions under the Stop Loss Agreement have aggregated $339.2 million with available remaining limits net of coinsurance of $35.8 million. Excluding the Stop Loss recoveries, management believes the decrease in net cash flows from operating activities reflects changes in the Company's mix of business and variability in the payout of loss reserves.

Proceeds and applications from sales and acquisitions of investment assets were $467.6 million and $558.9 million, respectively, in the six months ended June 30, 1999, compared to $409.2 million and $563.3 million, respectively, in the six months ended June 30, 1998 reflecting normal portfolio management activity. The Company's current investment strategy seeks to maximize after-tax income through a high quality, diversified, duration sensitive, taxable bond and tax-exempt municipal bond portfolio, while maintaining an adequate level of liquidity.

In June 1999, the Company renewed its 364 day revolving line of credit with First Union National Bank. Outstanding borrowings under the Company's revolving credit facility were

$35.0 million as of June 30, 1999, reflecting short-term borrowings for general corporate liquidity purposes. Interest expense incurred in connection with these borrowings was $0.3 million for the period ending June 30, 1999.

STOCKHOLDERS' EQUITY. The Company's stockholders' equity decreased to $1,410.8 million as of June 30, 1999, from $1,479.2 million as of December 31, 1998 principally reflecting a decrease of $102.4 million in unrealized appreciation on investments, net of deferred taxes, and $43.7 million in treasury stock acquired in the six months ended June 30, 1999, offset by net income of $79.3 million for the six months ended June 30, 1999. Dividends of $5.9 million were declared and paid by the Company in the six months ended June 30, 1999. During the six months ended June 30, 1999, the Company repurchased 1.354 million shares of its common stock at an average price of $32.32 per share, raising the total repurchases under the Company's authorized repurchase program to 1.871 million shares at an average price of $32.70 per share. The total repurchase expenditures to date is $61.2 million.

GIBRALTAR CESSION. During the first quarter of 1999, Gibraltar disputed $63.0 million ceded under the Stop Loss Agreement in the fourth quarter of 1998 and, pursuant to the terms of the Stop Loss Agreement, Gibraltar has placed the disputed amount in a trust. Gibraltar has also disputed the Company's level of reserves previously ceded to and paid by Gibraltar under the Stop Loss Agreement and claimed a refund of $91.7 million. Pursuant to the terms of the Stop Loss Agreement, the Company and Gibraltar have appointed an independent examiner to review the Company's reserves underlying the disputed amounts to determine the appropriate amount of cessions to Gibraltar, and the Company has placed the $91.7 million in a trust. The Company and Gibraltar have entered into a standstill agreement, advised the independent examiner to cease his review and are attempting to resolve the disputes. If the Company and Gibraltar are unable to resolve the disputes, the independent examination process will be continued.

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

READINESS. The Company has been actively engaged in a project to mitigate the potential effects of the year 2000 issue. For each segment of its internal computer processing environment (mainframe, midrange and PC equipment), the Company has a multi-phase plan that involves (a) the identification and assessment of year 2000 compliance, (b) the design and development of remedies (including the replacement of non-compliant systems if needed), (c) testing of year 2000 readiness and (d) the implementation of fully integrated year 2000-compliant processing. The Company has substantially completed all year 2000 preparations for its technology infrastructure, including mainframe, mid-range and PC operating systems, networks, voice and data telecommunications, buildings and facilities, and vendor software products that are critical to the business. The Company continues to develop its year 2000 contingency plans, mitigate exposures with respect to less critical software applications and monitor and test its technology environment for compliance.

The Company has continued to actively survey its significant business partners (e.g., ceding companies) and service providers (e.g., banks) concerning their compliance status. The information received to date has not identified any significant barriers to year 2000 compliance, and the Company believes that these entities will be sufficiently compliant that the year 2000 issue will not cause disruption to the Company's business.

COSTS. The Company's historical and expected future costs to make its systems year 2000 compliant are not material. The total expected out-of-pocket costs of the year 2000 effort are approximately $0.6 million, of which approximately $0.5 million had been incurred as of June 30, 1999. These figures include only expenses specifically related to Year 2000 compliance and do not include the cost of hardware or software acquisitions made in the normal course of business.

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

CONTINGENCY PLANS. Although it has considered various scenarios concerning the possible effects of the year 2000 issue, the Company does not yet have formal contingency plans relating to either its internal processing environment or its external business contacts. The Company is implementing a "by function" contingency planning process, focusing primarily on year 2000 mission-critical processes, and the Company expects to complete development of these contingency plans prior to the end of 1999.

POTENTIAL CLAIMS EXPOSURE. Individuals or entities which experience business disruption, increased costs or other problems associated with the year 2000 issue may assert claims, which could be substantial, against their own insurance carrier to recover such costs or against other entities for damages, which entities may in turn assert that such potential damages are covered by insurance. It is not yet possible to determine the extent to which any such claims will be made against insurers, whether such claims will be held to have merit or whether any such claims may be made against insurance or reinsurance contracts in which the Company participates. With respect to prospective business, the Company works with brokers and ceding companies to attempt to determine whether prospective or existing business written carries potential year 2000 exposures. If the ceding company, in the Company's opinion, is adequately underwriting the exposures, the Company may not exclude such exposures from its contracts. If the ceding company is not adequately addressing the issue, the Company will attempt to exclude those exposures from its contracts or non-renew those contracts. There can be no assurance, however, that such business will be completely free of potential exposure to claims related to the year 2000 issue.

EURO CONVERSION. On January 1, 1999 eleven of the fifteen member countries of the European Union (the "participating countries") established fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the Euro. The Company has established the necessary procedures to accept the Euro as a new currency in which it does business. The nature of the Company's reinsurance business and its investments is such that the impact of the Euro conversion has not been and is not expected to be material to the Company's business, operations or financial condition. Although systems which support the Company's United Kingdom and Belgian operations require modifications to enable conversion of legacy currency historical data and to accommodate conversions in accordance with European Union requirements, which modifications by the system vendor are essentially complete subject to final testing, a failure of the vendor to complete the system modifications is not expected to be material to the Company's business, operations or financial condition. Beginning January 1, 2002, new Euro-denominated bills and coins will be issued and by July 1, 2002, the participating countries' legacy currencies will no longer be legal tender for any transactions. The Company has operations in Belgium and the United Kingdom, both members of the European Union; Belgium became a participating country on January 1, 1999. The Company has not yet determined when it will convert the functional currency for its Belgian operation to the Euro.

SAFE HARBOR DISCLOSURE. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), the Company in its Form 10-K for the fiscal year ended December 31, 1998 set forth cautionary statements identifying important factors, among others, that in some cases have affected and that could cause its actual results to differ materially from those which might be projected, forecasted, or estimated in its forward-looking statements, as defined in the Act, made by or on behalf of the
Company in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls. These cautionary statements supplement other factors contained in this report which could cause the Company's actual results to differ materially from those which might be projected, forecasted or estimated in its forward-looking statements.

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

Part II - ITEM 2. CHANGES IN SECURITIES

c)       Information required by Item 701 of Regulation S-K:

         (a)      On  April  1,  1999,   1,288  common  shares  of  the  Company
                  (previously held Treasury shares) were distributed.

         (b)      The  securities   were   distributed  to  the  Company's  four
                  non-employee directors.

         (c) The securities were issued as compensation to the non-employee directors for services rendered to the Company during the first quarter of 1999.

         (d) Exemption from registration was claimed pursuant to Section 4(2) of the Securities Act of 1933. There was no public offering and the participants in the transactions were the Company and its non-employee directors.

         (e)      Not applicable.

Part II - ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)       The Annual Meeting was held on May 20, 1999.

b) Thomas J. Gallagher and William F. Galtney, Jr. were elected at the Annual Meeting as Directors of the Company for a term expiring in 2002. The term of office of the following Directors continued after the meeting: Martin Abrahams, Kenneth J. Duffy, John R. Dunne, and Joseph
         V. Taranto.

c)       (1)      The following Directors were elected:

                                            Votes                   Votes
                                            For                     Withheld
                                            -----                   --------

                  Thomas J. Gallagher       43,767,782              1,492,094
                  William F. Galtney, Jr.   43,768,486              1,491,390

         (2) A new Executive Performance Annual Incentive Plan ("Plan") was approved by the stockholders. The holders of 43,635,048 shares voted in favor of the Plan; the holders of 1,588,080 shares voted against the Plan; and the holders of 36,745 shares abstained. There were no broker non-votes.

Part II - ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)        Exhibit Index:

          Exhibit No.       Description                           Location
          -----------       -----------                           --------
          *10.25            Resolution adopted by Board of        Filed herewith
                            Directors on April 1, 1999 awarding
                            stock options to outside directors

          *10.26            Executive Performance Annual          Filed herewith
                            Incentive Plan adopted by
                            stockholders on May 20, 1999

           10.27            First Amendment to Credit Agreement   Filed herewith
                            and Extension dated June 10, 1999
                            Between Everest Reinsurance
                            Holdings, Inc. and First Union
                            National Bank

           11.1             Statement regarding computation       Filed herewith
                            of per-share earnings

           27               Financial Data Schedule               Filed herewith
- --------------

* Management contract or compensatory plan or arrangement.


b) There were no reports on Form 8-K filed during the three-month period ending June 30, 1999.

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

                                        Everest Reinsurance Holdings, Inc.
                                                   (Registrant)





                                        - By: /S/ Stephen L. Limauro
                                              ------------------------------
                                        Stephen L. Limauro
                                        Duly Authorized Officer, Senior Vice
                                         President and Comptroller







Dated:  August 2, 1999