Form 10-Q
period 1999-09-30
EVEREST REINSURANCE HOLDINGS INC
filed 1999-11-12
CIK 914748

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                  Commission File Number:
  SEPTEMBER 30, 1999                                            1-13816
----------------------                                  -----------------------

                       EVEREST REINSURANCE HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




        DELAWARE                                            22-3263609
-------------------------                          ----------------------------
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

                           YES    X                  NO
                                -----                    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                   Number of Shares Outstanding
              Class                                    at November 8, 1999
              -----                                ----------------------------
COMMON STOCK,      $.01 PAR VALUE                           46,957,817

                       EVEREST REINSURANCE HOLDINGS, INC.

                               INDEX TO FORM 10-Q

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------

                                                                           PAGE
                                                                           ----
ITEM 1.  FINANCIAL STATEMENTS
         --------------------

         Consolidated Balance Sheets at September 30, 1999
          (unaudited) and December 31, 1998                                   3

         Consolidated Statements of Operations and Comprehensive Income
          for the three months and nine months ended September 30, 1999
          and 1998 (unaudited)                                                4

         Consolidated Statements of Changes in Stockholders'
          Equity for the three  months and nine months  ended
          September 30, 1999 and 1998 (unaudited)                             5

         Consolidated Statements of Cash Flows for the three
          months and nine  months  ended  September  30,  1999
          and 1998 (unaudited)                                                6

         Notes to Consolidated Interim Financial Statements                   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS                                 16
         -----------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         ----------------------------------------------
         MARKET RISK                                                         25
         -----------

                                     PART II

                                OTHER INFORMATION
                                -----------------

ITEM 1.  LEGAL PROCEEDINGS                                                   26
         -----------------

ITEM 2.  CHANGES IN SECURITIES                                               26
         ---------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   None
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               None
         ---------------------------------------------------

ITEM 5.  OTHER INFORMATION                                                 None
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    26
         --------------------------------

Part I - Item 1

                       EVEREST REINSURANCE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except par value per share)


                                     September 30,     December 31,
                                     -------------------------------
                                          1999              1998
                                     -------------     -------------
                                      (unaudited)
ASSETS:
Fixed maturities - available
 for sale, at market value
 (amortized cost: 1999,
 $3,922,120; 1998, $3,851,051)       $   3,943,415     $   4,100,575
Equity securities, at market
 value (cost: 1999, $77,699;
 1998, $91,787)                            114,740           146,274
Short-term investments                      58,006            34,846
Other invested assets                        5,741             4,736
Cash                                        38,758            39,326
                                     -------------     -------------
   Total investments and cash            4,160,660         4,325,757

Accrued investment income                   64,981            64,220
Premiums receivable                        294,471           261,488
Reinsurance receivables                    839,160           981,959
Funds held by reinsureds                   152,114           200,302
Deferred acquisition costs                  75,364            70,753
Prepaid reinsurance premiums                10,572             8,592
Deferred tax asset                         162,312            62,237
Other assets                                23,417            21,420
                                     -------------     -------------
TOTAL ASSETS                         $   5,783,051     $   5,996,728
                                     =============     =============

LIABILITIES:
Reserve for losses and
 adjustment expenses                 $   3,697,999     $   3,800,041
Unearned premium reserve                   294,684           284,640
Funds held under reinsurance
 treaties                                  176,120           195,169
Losses in the course of payment             82,201            64,630
Contingent commissions                      56,547           111,344
Other net payable to reinsurers             20,327            18,731
Current federal income taxes                (7,047)             (581)
Revolving credit agreement
 borrowings                                 35,000               -
Other liabilities                           49,431            43,550
                                     -------------     -------------
   Total liabilities                     4,405,262         4,517,524
                                     -------------     -------------


STOCKHOLDERS' EQUITY:
Preferred stock, par value:
 $0.01; 50 million shares
 authorized; no shares issued
 and outstanding (includes 0.2
 million shares of Series A
 Junior Preferred Stock)                       -                 -
Common stock, par value: $0.01;
 200 million shares authorized;
 50.9 million shares issued in
 1999 and 1998                                 509               509
Additional paid-in capital                 390,902           390,559
Unearned compensation                         (131)             (240)
Accumulated other comprehensive
 income, net of deferred income
 taxes ($15.9 million in 1999
 and $99.8 million in 1998)                 29,683           185,518
Retained earnings                        1,038,195           928,500
Treasury stock, at cost; 2.7
 million shares in 1999 and
 0.9 million shares in 1998                (81,369)          (25,642)
                                     -------------     -------------
   Total stockholders' equity            1,377,789         1,479,204
                                     -------------     -------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                $   5,783,051     $   5,996,728
                                     =============     =============

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                (Dollars in thousands, except per share amounts)


                                 Three Months Ended           Nine Months Ended
                                   September 30,                September 30,
                              ------------------------     ------------------------
                                 1999          1998           1999          1998
                              ----------    ----------     ----------    ----------
                                                   (unaudited)
REVENUES:
Premiums earned               $  285,480    $  265,241     $  795,034    $  771,303
Net investment income             62,232        60,667        188,882       183,205
Net realized capital
 gain/(loss)                      (7,686)          989        (17,139)        3,495
Other income/(loss)                1,408           468           (478)        2,663
                              ----------    ----------     ----------    ----------
Total revenues                   341,434       327,365        966,299       960,666
                              ----------    ----------     ----------    ----------

CLAIMS AND EXPENSES:
Incurred loss and loss
 adjustment expenses             203,199       189,904        568,920       564,048
Commission, brokerage,
 taxes and fees                   78,143        71,815        214,384       197,720
Other underwriting
 expenses                         12,089        12,014         36,073        36,231
                              ----------    ----------     ----------    ----------
Total claims and
 expenses                        293,431       273,733        819,377       797,999
                              ----------    ----------     ----------    ----------

INCOME BEFORE TAXES               48,003        53,632        146,922       162,667

Income tax                         8,794        11,506         28,406        37,196
                              ----------    ----------     ----------    ----------

NET INCOME                    $   39,209    $   42,126     $  118,516    $  125,471
                              ==========    ==========     ==========    ==========


Other comprehensive income
 /(loss), net of tax             (57,314)       27,094       (155,835)       40,501
                              ----------    ----------     ----------    ----------

COMPREHENSIVE INCOME
 /(LOSS)                      $  (18,105)   $   69,220     $  (37,319)   $  165,972
                              ==========    ==========     ==========    ==========


PER SHARE DATA:
 Average shares
  outstanding (000's)             48,618        50,465         49,029        50,475
 Net income per common
  share - basic               $     0.81    $     0.83     $     2.42     $    2.49
                              ==========    ==========     ==========     =========


 Average diluted shares
  outstanding (000's)             48,796        50,748         49,236        50,782
 Net income per common
  share - diluted             $     0.80    $     0.83     $     2.41     $    2.47
                              ==========    ==========     ==========     =========

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                (Dollars in thousands, except per share amounts)

                                               Three Months Ended            Nine Months Ended
                                                 September 30,                 September 30,
                                         ---------------------------   ---------------------------
                                             1999            1998          1999             1998
                                         ------------   ------------   ------------   ------------
                                                                (unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period               48,654,228     50,477,228     49,989,204     50,479,271
Issued during the period                          -           30,436         16,800         34,436
Treasury stock acquired during the
 period                                      (500,297)      (221,200)    (1,854,417)      (229,660)
Treasury stock reissued during the
 period                                         1,200          1,040          3,544          3,457
                                         ------------   ------------   ------------   ------------
Balance, end of period                     48,155,131     50,287,504     48,155,131     50,287,504
                                         ------------   ------------   ------------   ------------

COMMON STOCK (par value):
Balance, beginning of period             $        509   $        508   $        509   $        508
Issued during the period                          -                1            -                1
                                         ------------   ------------   ------------   ------------
Balance, end of period                            509            509            509            509
                                         ------------   ------------   ------------   ------------

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period                  390,891        389,985        390,559        389,876
Common stock issued during the period             -              543            307            610
Treasury stock reissued during the
 period                                            11             16             36             58
                                         ------------   ------------   ------------   ------------
Balance, end of period                        390,902        390,544        390,902        390,544
                                         ------------   ------------   ------------   ------------

UNEARNED COMPENSATION:
Balance, beginning of period                     (160)          (335)          (240)          (514)
Net increase during the period                     29             50            109            229
                                         ------------   ------------   ------------   ------------
Balance, end of period                           (131)          (285)          (131)          (285)
                                         ------------   ------------   ------------   ------------

ACCUMULATED OTHER COMPREHENSIVE INCOME,
 NET OF DEFERRED INCOME TAXES:
Balance, beginning of period                   86,997        165,726        185,518        152,319
Net increase (decrease) during the
 period                                       (57,314)        27,094       (155,835)        40,501
                                         ------------   ------------   ------------   ------------
Balance, end of period                         29,683        192,820         29,683        192,820
                                         ------------   ------------   ------------   ------------

RETAINED EARNINGS:
Balance, beginning of period                1,001,906        851,677        928,500        773,380
Net income                                     39,209         42,126        118,516        125,471
Dividends declared ($0.06 and $0.18
 per share in 1999 and $0.05 and
 $0.15 per share in 1998)                      (2,920)        (2,525)        (8,821)        (7,573)
                                         ------------   ------------   ------------   ------------
Balance, end of period                      1,038,195        891,278      1,038,195        891,278
                                         ------------   ------------   ------------   ------------

TREASURY STOCK AT COST:
Balance, beginning of period                  (69,386)        (8,170)       (25,642)        (8,086)
Treasury stock acquired during the
 period                                       (12,011)        (8,170)       (55,810)        (8,311)
Treasury stock reissued during the
 period                                            28             25             83             82
                                         ------------   ------------   ------------   ------------
Balance, end of period                        (81,369)       (16,315)       (81,369)       (16,315)
                                         ------------   ------------   ------------   ------------

TOTAL STOCKHOLDERS' EQUITY, END OF
 PERIOD                                  $  1,377,789   $  1,458,551   $  1,377,789   $  1,458,551
                                         ============   ============   ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                               Three Months Ended            Nine Months Ended
                                                 September 30,                 Sepember 30,
                                         ---------------------------   ---------------------------
                                             1999            1998          1999           1998
                                         ------------   ------------   ------------   ------------
                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                               $     39,209   $     42,126   $    118,516   $    125,471
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
  (Increase) decrease in premiums
   receivable                                 (18,483)       (21,462)       (35,324)       (47,771)
  (Increase) decrease in funds
   held, net                                   46,572         (3,078)        26,474          4,595
  Decrease in reinsurance receivables          14,345         29,940        143,046         51,685
  (Increase) decrease in deferred tax
   asset                                       (6,959)         7,535        (16,141)        (1,650)
  Increase (decrease) in reserve for
   losses and loss adjustment expenses        (22,781)         3,678        (85,629)        53,166
  Increase (decrease) in unearned
   premiums                                     2,511         (9,770)        11,159        (17,126)
  (Increase) decrease in other assets
   and liabilities                            (36,783)        17,332        (46,746)        23,448
  Non cash compensation expense                    29             50            109            229
  Accrual of bond discount/
   amortization of bond premium                (1,060)          (378)        (3,600)          (670)
  Realized capital (gains) losses               7,686           (989)        17,139         (3,495)
                                         ------------   ------------   ------------   ------------

Net cash provided by operating
 activities                                    24,286         64,984        129,003        187,882
                                         ------------   ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities
 matured/called - available for sale           51,294         38,289        174,973        108,915
Proceeds from fixed maturities sold
 - available for sale                         321,662         30,724        648,756        348,395
Proceeds from equity securities sold           26,647         11,213         29,267         18,200
Proceeds from other invested assets
 sold                                              50            834            181          7,505
Cost of fixed maturities acquired
 - available for sale                        (386,479)      (104,224)      (924,124)      (635,323)
Cost of equity securities acquired             (4,570)       (11,006)        (5,215)       (19,193)
Cost of other invested assets
 acquired                                        (781)          (868)        (2,610)        (1,313)
Net (purchases) sales of short-term
 securities                                    (4,279)        (4,615)       (22,994)       (28,203)
Net increase (decrease) in unsettled
 securities transactions                       (9,087)        (7,977)         4,964           (704)
                                         ------------   ------------   ------------   ------------

Net cash used in investing activities          (5,543)       (47,630)       (96,802)      (201,721)
                                         ------------   ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of treasury stock net of
 reissuances                                  (11,972)        (8,129)       (55,691)        (8,171)
Common stock issued during the period             -              543            307            610
Dividends paid to stockholders                 (2,920)        (2,525)        (8,821)        (7,573)
Net borrowing on revolving credit
 agreement                                        -              -           35,000            -
Net increase in collateral for loaned
 securities                                       -           13,376            -           45,129
                                         ------------   ------------   ------------   ------------

Net cash provided by (used in)
 financing activities                         (14,892)         3,265        (29,205)        29,995
                                         ------------   ------------   ------------   ------------

EFFECT OF EXCHANGE RATE CHANGES
 ON CASH                                          797          4,583         (3,564)         5,811
                                         ------------   ------------   ------------   ------------

Net increase (decrease) in cash                 4,648         25,202           (568)        21,967

Cash, beginning of period                      34,110         48,343         39,326         51,578
                                         ------------   ------------   ------------   ------------
Cash, end of period                      $     38,758   $     73,545   $     38,758   $     73,545
                                         ============   ============   ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid, net                   $     15,989   $     11,309   $     49,623   $     45,003
Non-cash financing transaction:
Issuance of common stock                 $         29   $         50   $        109   $        229

The accompanying notes are an integral part of the consolidated financial statements.

                    EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

1.       GENERAL

The consolidated financial statements of Everest Reinsurance Holdings Inc. (the "Company") for the three months and nine months ended September 30, 1999 and 1998 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the results of its single reportable segment on an interim basis. Certain financial information which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been omitted since it is not required for interim reporting purposes. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the three months and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 1998, 1997 and 1996.


2.       CONTINGENCIES

The Company continues to receive claims under expired contracts which assert alleged injuries and/or damages relating to or resulting from toxic torts, toxic waste and other hazardous substances, such as asbestos. The Company's asbestos claims typically involve potential liability for bodily injury from exposure to asbestos or for property damage resulting from asbestos or products containing asbestos. The Company's environmental claims typically involve potential liability for (a) the mitigation or remediation of environmental contamination or (b) bodily injury or property damages caused by the release of hazardous substances into the land, air or water.

The Company's reserves include an estimate of the Company's ultimate liability for asbestos and environmental claims for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company's potential losses from asbestos and environmental claims. Among the complications are: (a) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of asbestos or environmental contamination; (c) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (d) changes in underlying laws and judicial interpretation of those laws; (e) potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (f) long reporting delays, both from insureds to insurance companies and ceding companies to reinsurers; (g) historical data concerning asbestos and environmental losses, which is more limited than historical information on other types of casualty claims; (h) questions concerning interpretation and application of insurance and reinsurance coverage; and (i) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


Although these complications have become less severe in recent years, management believes that these factors continue to render reserves for asbestos and environmental losses significantly less subject to traditional actuarial methods than are reserves on other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgement of management, the facts and prevailing law reflect an exposure for the Company or its ceding company. In connection with its initial public offering  in  October  1995,  the  Company  purchased  an  aggregate  stop  loss retrocession agreement (the "Stop Loss Agreement") from Gibraltar Casualty Company ("Gibraltar"), an affiliate of the Company's former parent, The Prudential Insurance Company of America ("The Prudential"). This coverage protects the Company's consolidated earnings against up to $375,000 of the first $400,000 of adverse development, if any, on the Company's consolidated reserves for losses, allocated loss adjustment expenses and uncollectible reinsurance at June 30, 1995 (December 31, 1994 for catastrophe losses). Through September 30, 1999, cessions under the Stop Loss Agreement have aggregated $339,179 with available remaining limits net of coinsurance of $35,821. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, if coverage under the Stop Loss Agreement is exhausted, could have a material adverse effect on the Company's future financial condition, results of operations and cash flows.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the three months and nine months ended September 30, 1999 and 1998:

                             Three Months Ended           Nine Months Ended
                                September 30,               September 30,
                             1999          1998          1999          1998
                         -----------------------------------------------------
Gross Basis:
Beginning of period
 reserves                $   639,493   $   466,568   $   660,793   $   446,132
Incurred losses                  469           522         3,054        37,242
Paid losses                  (13,116)       (8,995)      (37,001)      (25,279)

                         -----------------------------------------------------
End of period reserves   $   626,846   $   458,095   $   626,846   $   458,095
                         =====================================================

Net Basis:
Beginning of period
 reserves                $   373,013   $   252,892   $   263,542   $   212,376
Incurred losses (1)              -             -             -           2,222
Paid losses (2)               (6,014)       (4,785)      103,457        33,509

                         -----------------------------------------------------
End of period reserves   $   366,999   $   248,107   $   366,999   $   248,107
                         =====================================================

(1) Net of $0 and $0 in the three months and nine months ended September 30, 1999 and $0 and $20,000 in the three months and nine months ended September 30, 1998 ceded under the incurred loss reimbursement feature of the Stop Loss Agreement.
(2) Net of $0 and $118,800 in the three months and nine months ended September 30, 1999 and $0 and $40,000 in the three months and nine months ended September 30, 1998 ceded as paid losses under the Stop Loss Agreement.

At September 30, 1999, the gross reserves for asbestos and environmental losses were comprised of $148,501 representing case reserves reported by ceding companies, $64,430 representing additional case reserves established by the Company on assumed reinsurance claims, $50,618 representing case reserves established by the Company on direct excess insurance claims and $363,297 representing incurred but not reported ("IBNR") reserves.

To the extent loss reserves on assumed reinsurance need to be increased and were not ceded to unaffiliated reinsurers under existing reinsurance agreements, the Company would be entitled to partial reimbursements consistent with the terms of the Stop Loss Agreement. To the extent loss reserves on direct excess insurance policies needed to be increased and were not ceded to unaffiliated reinsurers under existing reinsurance agreements, the Company would be entitled to

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

100% protection from Gibraltar under a retrocessional agreement in place since 1986. While there can be no assurance that reserves for and losses from these claims would not increase in the future, management believes that the Company's existing reserves and ceded reinsurance arrangements, including reimbursements available under the Stop Loss Agreement, lessen the probability that such increases, if any, would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

During the first quarter of 1999, Gibraltar disputed $63,000 ceded under the Stop Loss Agreement in the fourth quarter of 1998 and, pursuant to the terms of the Stop Loss Agreement, Gibraltar has placed the disputed amount in a trust. Gibraltar has also disputed the Company's level of reserves previously ceded to and paid by Gibraltar under the Stop Loss Agreement and claimed a refund of $91,700. These disputes are based on Gibraltar's belief that there are redundancies in that portion of the Company's IBNR reserves which are subject to the Stop Loss Agreement. Pursuant to the terms of the Stop Loss Agreement, the Company and Gibraltar have appointed an independent examiner to review the Company's reserves underlying the disputed amounts to determine the appropriate amount of cessions to Gibraltar, and the Company has placed the $91,700 in a trust. In May 1999, the Company and Gibraltar entered into a standstill agreement, temporarily halting the independent examination, while the two companies held further discussions which might have led to the resolution of the dispute. In September 1999, the two companies terminated their standstill agreement and the independent examination process continues.

If the examination process does not resolve the disputes to the satisfaction of the parties, the Stop Loss Agreement provides for resolution through arbitration. In the event the cessions to Gibraltar were determined to be excessive, the Company would reduce the cession to Gibraltar by such excess, refund previous payments made by Gibraltar, if applicable, and the unused portion of the limits of the Stop Loss Agreement would be restored. Also, the Company would consider the independent examiners' finding in its ongoing determination of appropriate reserve levels which may lead to a corresponding reduction in the Company's gross reserves, and net reserves to the extent of the coinsurance under the Stop Loss Agreement. In the event the cessions are not determined to be excessive, Gibraltar would be obligated to pay the disputed amount. Accordingly, if the disputes are resolved in Gibraltar's favor, any adverse effect on the Company's financial condition and results of operations would be immaterial and would likely be limited to a reduction in cash flows from operations with a corresponding impact on future investment income.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

In addition, Gibraltar has disputed $39,714 ceded under a 1986 quota share reinsurance agreement ("Direct Excess Retrocession") through which Gibraltar assumed 100% of the liabilities related to Everest Reinsurance Company's direct excess insurance written in and prior to 1985. This dispute is based on Gibraltar's disagreement with the level of IBNR reserves for asbestos exposures which the Company recorded in 1998. Gibraltar disputes the Company's right to establish and its obligation to fund such reserves, however it does not dispute its responsibility to pay the ultimate losses in accordance with the terms of the Direct Excess Retrocession. The Company and Gibraltar are arbitrating this dispute in accordance with the terms of the Direct Excess Retrocession. Management does not expect that this dispute will have a material adverse effect on the Company's future financial condition, results of operations or cash flows.

The Company is involved from time to time in ordinary routine litigation and arbitration proceedings incidental to its business. The Company does not believe that there are any other material pending legal proceedings to which it or any of its subsidiaries or their properties are subject.

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior, the Company, for a fee, accepted the claim payment obligation of the property and casualty insurer, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at September 30, 1999 was $140,514.

The Company has purchased annuities from an unaffiliated life insurance company to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable. The estimated cost to replace such annuities at September 30, 1999 was $11,449.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

3.       EARNINGS PER SHARE

Net income per common share has been computed as follows (shares in thousands, except per share amounts):

                                     Three Months Ended         Nine Months Ended
                                       September 30,              September 30,
                                     1999         1998          1999         1998
                                  --------------------------------------------------
Net Income (numerator)            $   39,209   $   42,126    $  118,516   $  125,471
                                  ==================================================

Weighted average common and
 effect of dilutive shares
 used in the computation of
 net income per share:
  Average shares outstanding -
   basic (denominator)                48,618       50,465        49,029       50,475
  Effect of dilutive shares              178          283           207          307
                                  --------------------------------------------------
  Average shares outstanding -
   diluted (denominator)              48,796       50,748        49,236       50,782

Net income per common share:
  Basic                           $     0.81   $     0.83    $     2.42   $     2.49
  Diluted                         $     0.80   $     0.83    $     2.41   $     2.47

As of September 30, 1999 and 1998, options to purchase 1,123,000 and 745,000 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share for the three month and nine month periods ended on such dates, because the options' exercise price was greater than the average market price of the common shares during the period.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

4.       OTHER COMPREHENSIVE INCOME

The Company's other comprehensive income / (loss) is comprised as follows:

                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                     1999        1998        1999         1998
                                  -----------------------------------------------
Net unrealized appreciation
 (depreciation) of investments,
 net of deferred income taxes     ($ 57,306)  $  29,355   ($ 159,718)  $   44,089
Currency translation
 adjustments, net of deferred
 income taxes                            (8)     (2,261)       3,883       (3,588)
                                  -----------------------------------------------
Other comprehensive income/
 (loss), net of deferred
 income taxes                     ($ 57,314)  $  27,094   ($ 155,835)  $   40,501
                                  ===============================================

5.       CREDIT LINE

In June 1999, the Company renewed its 364 day revolving line of credit with First Union National Bank. All of the terms and conditions of the original credit facility remain in full force and effect, except that the maturity date was extended to June 10, 2000 and the statutory surplus maintenance requirement and pricing terms were amended. Outstanding borrowings under the Company's revolving credit facility were $35,000 as of September 30, 1999, reflecting short-term borrowings for general corporate liquidity purposes. Interest expense incurred in connection with these borrowings was $472 and $755 for the three and nine months ending September 30, 1999, respectively.


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

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

7.       RECENT DEVELOPMENTS

Everest Reinsurance Group, Ltd. ("Group") was incorporated on August 26, 1999 as a holding company under the laws of Bermuda. On September 14, 1999, Group was capitalized as a wholly owned subsidiary of Everest Reinsurance Holdings, Inc by the issuance of $12 in common stock and a contribution of $38 as additional capital.

On September 16, 1999, the board of directors of Everest Reinsurance Holdings, Inc. unanimously approved a proposed corporate restructuring pursuant to which Group will become the parent holding company of Everest Reinsurance Holdings, Inc. On September 17, 1999 Group filed with the SEC a Form S-4, Registration Statement under the Securities Act of 1933 which describes the proposed restructure of Everest Reinsurance Holdings, Inc. On September 17, 1999, Everest Reinsurance Holdings, Inc. filed with the Securities and Exchange Commission ("SEC") a Form S-3, Registration Statement under the Securities Act of 1933 for the purpose of issuing various securities in the future in an amount not to exceed $450,000.

In connection with the restructuring, Group has organized a Delaware subsidiary, Everest Re Merger Corporation ("Everest Merger"). Everest Merger will be merged into Everest Reinsurance Holdings, Inc., with Everest Reinsurance Holdings, Inc. as the surviving corporation. Upon completion of the merger, Everest Reinsurance Holdings, Inc. will become a subsidiary of Group and each outstanding share of common stock of the Company will be automatically converted into and become one fully paid and nonassessable common share of Group. The merger must be approved by the stockholders of the Company at a special shareholder meeting to be held in the future. The board of directors and shareholder of Group must approve a resolution to increase the number of authorized shares prior to the merger.

Upon completion of the reorganization, Group will carry on the holding company functions currently conducted by the Company. Group also intends to form and capitalize Everest Reinsurance (Bermuda) Ltd., which will be a wholly-owned subsidiary of Group, the purpose of which will be to expand Group's underwriting operations into the Bermuda market place. Group further intends to form and capitalize Everest Global Services Inc., which will be a wholly owned subsidiary of Group, the purpose of which will be to provide administrative services to Group and its other subsidiaries.


8.       SUBSEQUENT EVENT

In the fourth quarter of 1999, the Company and First Union National Bank amended the Credit Agreement. This amendment extended the existing $50,000 revolving line of credit to $75,000. In addition, the Company has entered into discussions regarding a syndicated credit facility to further extend its borrowing capacity.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

9.       RELATED-PARTY TRANSACTIONS

During the normal course of business, the Company, through its affiliates, engages in arms-length reinsurance and brokerage and commission business transactions with companies controlled or affiliated with its outside directors. These transactions are immaterial to the Company's financial condition, results of operations and cash flows.

PART I - ITEM 2



                       EVEREST REINSURANCE HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

PREMIUMS. Gross premiums written increased 10.0% to $299.5 million in the three months ended September 30, 1999 from $272.4 million in the three months ended September 30, 1998 as the Company maintained a cautious approach to extremely competitive market conditions. Factors contributing to this increase include a 49.4% increase (to $48.1 million) in U.S. direct treaty reinsurance and insurance operations, mainly attributable to a single large accident and health reinsurance treaty, the impact of which offset declines elsewhere in these operations, a 28.1 % increase (to $122.2 million) in U.S. broker treaty operations, attributable to growth in accident and health, professional liability and worker's compensation business, and a 7.9% increase (to $35.5 million) in marine, aviation and surety premiums. These gains were partially offset by a decrease of 17.7% (to $75.2 million) in international premiums and a 9.4% decrease (to $18.5 million) in U.S. facultative premiums. The declines in our international and facultative operations reflect the Company's response to competitive conditions in these markets.

Ceded premiums decreased to $9.2 million in the three months ended September 30, 1999 from $14.4 million in the three months ended September 30, 1998. This decrease was principally attributable to changes to the Company's catastrophe retrocessional protections, the impact of which was partially offset by increases in contract specific retrocessions on insurance operations. The Company's corporate retrocession program was restructured at January 1, 1999 and resulted in the cancellation of a multi year property catastrophe treaty at December 31, 1998 and the acquisition of an accident year aggregate excess of loss treaty which management believes provides appropriate coverage on more effective terms.

Net premiums written increased by 12.5% to $290.4 million in the three months ended September 30, 1999 from $258.0 million in the three months ended September 30, 1998 consistent with the increase in gross premiums written.

REVENUES. Premiums earned increased by 7.6% to $285.5 million in the three months ended September 30, 1999 from $265.2 million in the three months ended September 30, 1998, generally consistent with the increase in net premiums written and changes in the Company's mix of business during the preceding twelve months.

Net investment income increased 2.6% to $62.2 million in the three months ended September 30, 1999 from $60.7 million in the three months ended September 30, 1998, principally reflecting the effect of investing the $124.4 million of cash flow from operations in the twelve months ended September 30, 1999. The annualized pre-tax yield on average cash and invested assets increased to 6.1% in the three months ended September 30, 1999, from the 5.9% yield in the three months ended September 30, 1998, reflecting implementation of the Company's investment strategies in the context of the generally higher interest rate environment.

Net realized capital losses were $7.7 million in the three months ended September 30, 1999, reflecting realized capital losses on the Company's investments of $16.9 million which were partially offset by $9.2 million of realized capital gains, compared to net realized capital gains of $1.0 million in the three months ended September 30, 1998. The net realized capital gains in the three months ended September 30, 1998 reflected realized capital gains of $1.6 million which were offset by $0.6 million of realized capital losses. The realized capital losses in the three months ended September 30, 1999 arose mainly from activity in the Company's taxable and tax-exempt domestic fixed maturities portfolios, whereas the realized capital losses in the three months ended September 30, 1998 were attributable to activity in the Company's domestic equity portfolio. The realized capital gains in the three months ended September 30, 1999 and 1998 mainly arose from activity in the Company's domestic equity portfolio. The net realized capital losses in the three months ended September 30, 1999 generally reflect a specific program, which has been completed, to realize capital losses aimed at recovering taxes on realized capital gains paid in prior years, with corresponding reinvestment of proceeds at current reinvestment rates, and enhancing the Company's long-term after-tax portfolio yield.

Other income for the three months ended September 30, 1999 was $1.4 million compared to $0.5 million for the three months ended September 30, 1998. Other income for the respective periods was principally attributable to the impact of fluctuations in foreign currency exchange rates. In addition, other income for the three months ended September 30, 1999 was partially offset by $0.5 million in interest expense relating to the Company's revolving credit agreement.

EXPENSES. Incurred loss and loss adjustment expenses ("LAE") increased by 7.0% to $203.2 million in the three months ended September 30, 1999 from $189.9 million in the three months ended September 30, 1998. Catastrophe losses in the three months ended September 30, 1999 were $7.6 million compared with $10.1 million in the three months ended September 30, 1998. The catastrophe losses in the three months ended September 30, 1999 resulted primarily from losses associated with Hurricane Floyd and the Turkish Earthquakes. Catastrophe losses include the pre-tax impact of both current period events and favorable and unfavorable loss development on prior period events and are net of reinsurance. The Company's loss and LAE ratio decreased by 0.4 percentage points to 71.2% in the three months ended September 30, 1999 from 71.6% in the three months ended September 30, 1998. The decrease principally resulted from changes in the Company's mix of business and a decrease in catastrophe losses in the three months ended September 30, 1999. Net incurred losses and LAE for the three months ended September 30, 1999 reflected ceded losses and LAE of $8.0 million with $0.0 million ceded under the Stop Loss Agreement compared to ceded losses and LAE of $4.4 million in the three months ended September 30, 1998, including $12.5 million of recoveries principally on corporate catastrophe reinsurance protections offset by an $8.1 million reduction in losses ceded under the Stop Loss Agreement.

Underwriting expenses increased by 7.6% to $90.2 million in the three months ended September 30, 1999 from $83.8 million in the three months ended September 30, 1998. Commission, brokerage, taxes and fees increased by $6.3 million, principally relating to the increase in premiums written and
changes  in  the  business  mix.  Other   underwriting   expenses  increased  by

$0.1 million. The Company's expense ratio was 31.6% in the three months ended September 30, 1999 and September 30, 1998.

The Company's combined ratio decreased to 102.8% in the three months ended September 30, 1999 compared to 103.2% in the three months ended September 30, 1998.

INCOME TAXES. The Company recognized income tax expense of $8.8 million in the three months ended September 30, 1999 compared to $11.5 million in the three months ended September 30, 1998. The principal cause of this change was the increase in net realized capital losses.

NET INCOME. Net income was $39.2 million in the three months ended September 30, 1999 compared to $42.1 million in the three months ended September 30, 1998. This generally reflected improved underwriting results and an increase in net investment income, offset by increased realized capital losses, the result of which lowered the overall taxes for the period.


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

PREMIUMS. Gross premiums written increased 5.5% to $836.6 million in the nine months ended September 30, 1999 from $792.9 million in the nine months ended September 30, 1998 as the Company maintained a cautious approach to extremely competitive market conditions. Factors contributing to this increase included a 14.0% increase (to $312.5 million) in U.S. broker treaty operations, attributable to growth in accident and health, professional liability and worker's compensation business, a 9.5% increase (to $145.6 million) in U.S. direct treaty reinsurance and insurance operations, mainly attributable to a single large accident and health reinsurance treaty, the impact of which offset declines elsewhere in these operations, and a 4.3% increase (to $96.4 million) in marine, aviation and surety operations. These gains were partially offset by a 4.9% decrease (to $53.0 million) in U.S. facultative operations and a 3.6% decrease (to $229.1 million) in international premiums. The declines in our facultative and international operations reflect the Company's response to competitive conditions in these markets.

Ceded premiums decreased to $32.3 million in the nine months ended September 30, 1999 from $36.6 million in the nine months ended September 30, 1998. This decrease was principally attributable to changes to the Company's catastrophe retrocessional protections, the impact of which was partially offset by increases in contract specific retrocessions on insurance operations. The Company's corporate retrocession program was restructured at January 1, 1999 and resulted in the cancellation of a multi year property catastrophe treaty at December 31, 1998 and the acquisition of an accident year aggregate excess of loss treaty which management believes provides appropriate coverage on more effective terms.

Net premiums written increased by 6.3% to $804.3 million in the nine months ended September 30, 1999 from $756.3 million in the nine months ended September 30, 1998, reflecting the growth in gross premiums written and the decrease in ceded premiums.

REVENUES. Premiums earned increased by 3.1% to $795.0 million in the nine months ended September 30, 1999 from $771.3 million in the nine months ended September 30, 1998, generally consistent with the growth in net premiums written and changes in the Company's mix of business during the preceding twelve months.

Net investment income increased 3.1% to $188.9 million in the nine months ended September 30, 1999 from $183.2 million in the nine months ended September 30, 1998, reflecting the effect of investing the $124.4 million of cash flow from operations in the twelve months ended September 30, 1999. The annualized pre-tax yield on average cash and invested assets increased to 6.2% in the nine months ended September 30, 1999 from the 6.1% yield in the nine months ended September 30, 1998, reflecting implementation of the Company's investment strategies in the context of the generally higher interest rate environment.

Net  realized  capital  losses  were  $17.1  million  in the nine  months  ended
September 30, 1999, reflecting realized capital losses on the Company's investments of $28.2 million which were offset by $11.1 million of realized capital gains, compared to net realized capital gains of $3.5 million in the nine months ended September 30, 1998. The net realized capital gains in the nine months ended September 30, 1998 reflected realized capital gains of $8.5 million which were offset by $5.0 million of realized capital losses. The realized capital losses in the nine months ended September 30, 1999 arose mainly from activity in the Company's taxable and tax-exempt domestic fixed maturities portfolios, whereas the realized capital losses in the nine months ended September 30, 1998 were attributable to activity in the Company's tax-exempt domestic fixed maturities portfolio. The realized capital gains in the nine months ended September 30, 1999 mainly arose from activity in the Company's domestic equity portfolio, whereas the realized capital gains in the nine months ended September 30, 1998 were attributable to a combination of the activity in the Company's taxable domestic fixed maturities portfolio and domestic equity portfolio. The net realized capital losses in the nine months ended September 30, 1999 generally reflect a specific program, which has been completed, to realize capital losses aimed at recovering taxes on realized capital gains paid in prior years, with corresponding reinvestment of proceeds at current reinvestment rates, and enhancing the Company's long-term after-tax portfolio yield.

Other loss for the nine months ended September 30, 1999 was $0.5 million compared to other income of $2.7 million for the nine months ended September 30, 1998. Other loss and income for the respective periods were principally attributable to the impact of fluctuations in foreign currency exchange rates. In addition, other loss for the nine months ended September 30, 1999 included
$0.8 million in interest expense relating to the Company's revolving credit agreement.

EXPENSES. Incurred loss and LAE increased by 0.9% to $568.9 million in the nine months ended September 30, 1999 from $564.0 million in the nine months ended September 30, 1998. Catastrophe losses in the nine months ended September 30, 1999 were $25.3 million compared with $17.1 million in the nine months ended September 30, 1998. The catastrophe losses in the nine months ended September 30, 1999 resulted primarily from $13.0 million for the Rouge Steel Plant Fire, together with lesser losses related to Hurricane Floyd, the Turkish Earthquakes and the Oklahoma Tornadoes. Catastrophe losses include the pre-tax impact of both current period events and favorable and unfavorable development on prior period events and are net of reinsurance. The Company's loss and LAE ratio decreased by 1.5 percentage points to 71.6% for the nine months ended September 30, 1999 from 73.1% in the nine months ended September 30, 1998. The decrease principally results from changes in the Company's mix of business, including the absence in the nine months ended September 30, 1999 of the impact of certain reinsurance treaties with higher expected losses and lower ceding commissions which were reflected in the nine months ended September 30, 1998, partially offset by an increase in catastrophe losses in the nine months ended September 30, 1999. Net incurred losses and LAE for the nine months ended September 30, 1999 reflected ceded losses and LAE of $27.1 million, including $0.0 million ceded under the Stop Loss Agreement, compared to ceded losses and LAE of $39.6 million in the nine months ended September 30, 1998, including $11.9 million ceded under the Stop Loss Agreement.

Underwriting expenses increased by 7.1% to $250.5 million in the nine months ended September 30, 1999 from $234.0 million in the nine months ended September 30, 1998. Commission and brokerage expenses increased by $16.7 million, principally reflecting the increase in premiums written together with changes in the Company's business mix. Other underwriting expenses decreased by $0.1 million. The Company's expense ratio was 31.5% in the nine months ended September 30, 1999 compared to 30.3% in the nine months ended September 30, 1998.

The Company's combined ratio decreased to 103.1% in the nine months ended September 30, 1999 from 103.5% in the nine months ended September 30, 1998.

INCOME TAXES. The Company recognized income tax expense of $28.4 million in the nine months ended September 30, 1999 compared to $37.2 million in the nine months ended September 30, 1998. The principal cause of this change was the increase in net realized capital losses.

NET INCOME. Net income was $118.5 million in the nine months ended September 30, 1999 compared to $125.5 million in the nine months ended September 30, 1998. This generally reflected improved underwriting results and an increase in net investment income, offset by increased realized capital losses, the result of which lowered the overall taxes for the period.


FINANCIAL CONDITION

INVESTED ASSETS. Aggregate invested assets, including cash and short-term investments, were $4,160.7 million at September 30, 1999 and $4,325.8 million at December 31, 1998. The decrease in invested assets between December 31, 1998 and September 30, 1999 resulted primarily from a decrease of $228.2 million in net unrealized appreciation on fixed maturity investments, repurchases of the Company's stock totaling $55.8 million and a $17.4 million decrease in net unrealized appreciation on the equity security portfolio partially offset by cash flow from operations of $129.0 million generated during the nine months ended September 30, 1999.

LIQUIDITY. The Company's liquidity requirements are met on both a short- and long-term basis by funds provided by premiums collected, investment income, collected reinsurance receivables balances and from the sale and maturity of investments together with the availability of funds under the Company's revolving credit facility. The Company's net cash flows from operating activities were $129.0 million and $187.9 million in the nine months ended September 30, 1999 and 1998, respectively. Recoveries under the Company's Stop Loss Agreement with Gibraltar contributed $79.0 million and $40.0 million of such net cash flows in the nine months ended September 30, 1999 and 1998, respectively. Through September 30, 1999, cessions under the

Stop Loss Agreement have aggregated $339.2 million with available remaining limits net of coinsurance of $35.8 million. Excluding the Stop Loss recoveries, management believes the decrease in net cash flows from operating activities reflects changes in the Company's mix of business and variability in the payout of loss reserves.

Proceeds and applications from sales and acquisitions of investment assets were $858.1 million and $954.9 million, respectively, in the nine months ended September 30, 1999, compared to $483.0 million and $684.7 million, respectively, in the nine months ended September 30, 1998 reflecting normal portfolio management activity aimed at enhancing the Company's portfolio yield. The Company's current investment strategy seeks to maximize after-tax income through a high quality, diversified, duration sensitive, taxable bond and tax-exempt municipal bond portfolio, while maintaining an adequate level of liquidity.

In June 1999, the Company renewed its 364 day revolving line of credit with First Union National Bank. In the fourth quarter of 1999, the Company secured an amendment to the credit facility which raised it's limit to $75.0 million from $50.0 million and entered into discussions regarding a syndicated facility which would further increase this limit. The amendment and syndicated facility have been sought to enhance overall corporate liquidity. The terms of the revolving line of credit require that Everest Reinsurance Company maintain statutory surplus of not less than $800.0 million and that the Company maintain a capitalization ratio not greater than 0.35 to 1. Everest Reinsurance Company's statutory surplus was $1,128.1 million for the period ending September 30, 1999. The Company's capitalization ratio was 0.02 for the period ending September 30, 1999. Outstanding borrowings under the Company's revolving credit facility were $35.0 million as of September 30, 1999, reflecting short-term borrowings for general corporate liquidity purposes, including share repurchases and dividends. Interest expense incurred in connection with these borrowings was $0.8 million for the period ending September 30, 1999.

STOCKHOLDERS' EQUITY. The Company's stockholders' equity decreased to $1,377.8 million as of September 30, 1999, from $1,479.2 million as of December 31, 1998, principally reflecting a decrease of $159.7 million in unrealized appreciation on investments, net of deferred taxes, and $55.8 million in treasury stock acquired in the nine months ended September 30, 1999, offset by net income of $118.5 million for the nine months ended September 30, 1999. Dividends of $8.8 million were declared and paid by the Company in the nine months ended September 30, 1999. During the nine months ended September 30, 1999, the Company repurchased 1.854 million shares of its common stock at an average price of $30.07 per share, raising the total repurchases under the Company's authorized repurchase program to 2.371 million shares at an average price of $30.86 per share with a total repurchase expenditure to date of $73.2 million.

GIBRALTAR CESSION. During the first quarter of 1999, Gibraltar disputed $63.0 million ceded under the Stop Loss Agreement in the fourth quarter of 1998 and, pursuant to the terms of the Stop Loss Agreement, Gibraltar has placed the disputed amount in a trust. Gibraltar has also disputed the Company's level of reserves previously ceded to and paid by Gibraltar under the Stop Loss Agreement and claimed a refund of $91.7 million. These disputes are based on Gibraltar's belief that there are redundancies in that portion of the Company's incurred but not reported ("IBNR") reserves which are subject to the Stop Loss Agreement. Pursuant to the terms of the Stop Loss Agreement, the Company and Gibraltar have appointed an independent examiner to review the Company's reserves underlying the disputed amounts to determine the appropriate amount of cessions to Gibraltar, and the Company has placed the $91.7 million in a trust. In May 1999, the Company and Gibraltar entered into a standstill agreement, temporarily halting the independent examination, while the two companies held further discussions which might have led to the resolution of the dispute. In September 1999, the two companies terminated their standstill agreement and the independent examination process continues.

If the examination process does not resolve the disputes to the satisfaction of the parties, the Stop Loss Agreement provides for resolution through arbitration. In the event the cessions to Gibraltar were determined to be excessive, the Company would reduce the cession to Gibraltar by such excess, refund previous payments made by Gibraltar, if applicable, and the unused portion of the limits of the Stop Loss Agreement would be replenished. Also, the Company would consider the independent examiners' finding in its ongoing determination of appropriate reserve levels which would likely lead to a corresponding reduction in the Company's gross reserves, and net reserves to the extent of the coinsurance under the Stop Loss Agreement. In the event the cessions are not determined to be excessive, Gibraltar would be obligated to pay the disputed amount. Accordingly, if the disputes are resolved in Gibraltar's favor, any adverse effect on the Company's financial condition and results of operations would be immaterial and would likely be limited to a reduction in cash flows from operations with a corresponding impact on future investment income.

In addition, Gibraltar has disputed $39.7 million ceded under a 1986 quota share reinsurance agreement ("Direct Excess Retrocession") through which Gibraltar assumed 100% of the liabilities related to Everest Reinsurance Company's direct excess insurance written in and prior to 1985. This dispute is based on Gibraltar's disagreement with the level of IBNR reserves for asbestos exposures which the Company recorded in 1998. Gibraltar disputes the Company's right to establish and its obligation to fund such reserves, however it does not dispute its responsibility to pay the ultimate losses in accordance with the terms of the Direct Excess Retrocession. The Company and Gibraltar are arbitrating this dispute in accordance with the terms of the Direct Excess Retrocession. Management does not expect that this dispute will have a material adverse effect on the Company's future financial condition, results of operations or cash flows.

MARKET SENSITIVE INSTRUMENTS. The Company's risks associated with market sensitive instruments have not changed materially since the period ended December 31, 1998.

YEAR 2000 ISSUES. Many computers, software programs and microprocessors embedded in certain equipment (collectively, "systems") were designed to accommodate only two-digit date fields to represent a given year (e.g., "98" represents 1998). It is possible that such systems, if not modified or replaced, will not be able to accurately process data containing information relating to dates before, during or after the year 2000. It is also possible that such systems could fail entirely, although in many instances the consequences of a system not being "year 2000 compliant" are unknown. This "year 2000 issue" has the potential to affect the Company through (i) the disruption of the processing of business and general corporate transactions, both at the Company and between the Company and other business entities with which it interacts, and (ii) claims which may be brought asserting that costs associated with the issue may be covered under insurance or reinsurance contracts in which the Company participates.

READINESS. The Company has been actively engaged in a project to mitigate the potential effects of the year 2000 issue. For each segment of its internal computer processing environment (mainframe, midrange and PC equipment), the Company has a multi-phase plan that involves (a) the identification and assessment of year 2000 compliance, (b) the design and development of remedies (including the replacement of non-compliant systems if needed), (c) testing of year 2000 readiness and (d) the implementation of fully integrated year 2000-compliant processing. The Company has substantially completed all year 2000 preparations for its technology infrastructure, including mainframe, mid-range and PC operating systems, networks, voice and data telecommunications, buildings and facilities, and vendor software products that are critical to the business. The Company has also developed its year 2000 contingency plans. The Company continues to work to mitigate exposures with respect to less critical software applications and monitor and test its technology environment for compliance.

The Company has continued to actively survey its significant business partners (e.g., ceding companies) and service providers (e.g., banks) concerning their compliance status. The information received to date has not identified any significant barriers to year 2000 compliance.

COSTS. The Company's historical and expected future costs to make its systems year 2000 compliant are not material. The total expected out-of-pocket costs of the year 2000 effort are approximately $0.6 million, of which approximately $0.5 million had been incurred as of September 30, 1999. These figures include only expenses specifically related to Year 2000 compliance and do not include the cost of hardware or software acquisitions made in the normal course of business.

RISKS. The Company does not rely on computer-dependent transactions to the same extent as many other businesses. However, in the event that the Company's internal processing environment could not be made year 2000-compliant, or in the event that significant business partners or service providers or other business entities experienced serious year 2000 problems, the Company could experience disruption in its business. This disruption could conceivably take several forms: (a) having to compile information and process transactions manually, (b) if compliance problems persisted, impairing the Company's ability to receive premiums from and make claim payments to its ceding companies, (c) impairing the Company's ability to obtain information about its investments or (d) impairing the value of the Company's fixed maturity and equity investments, if the entities underlying those investments themselves have substantial year 2000 costs, liabilities or disruptions. Any or all of the types of possible disruptions in such a "worst case scenario" could materially increase the cost of doing business, could impair the Company's ability to make required regulatory filings and could materially affect the Company's financial condition, results of operations or liquidity. However, based upon current information, the Company does not expect such scenarios to occur and does not expect material disruption to its business.

CONTINGENCY PLANS. The Company has developed a contingency plan which addresses how each business unit in its corporate office would continue to perform its mission-critical functions in the event of a systems failure related to Year 2000. The plan is currently being extended to its branch offices and will be reevaluated and updated as needed.

POTENTIAL CLAIMS EXPOSURE. Individuals or entities which experience business disruption, increased costs or other problems associated with the year 2000 issue may assert claims, which could be substantial, against their own insurance carrier to recover such costs or against other entities for damages, which carriers or entities may in turn assert that such potential damages are covered by insurance. It is not yet possible to determine the extent to which any such claims will be made against insurers, whether such claims will be held to have merit or whether any such claims may be made against insurance or reinsurance contracts in which the Company participates. With respect to prospective business, the Company works with brokers and ceding companies to attempt to determine whether prospective or existing business written carries potential year 2000 exposures. If the ceding company, in the Company's opinion, is adequately underwriting the exposures, the Company may not exclude such exposures from its contracts. If the ceding company is not adequately addressing the issue, the Company will attempt to exclude those exposures from its contracts or non-renew those contracts. There can be no assurance, however, that such business will be completely free of potential exposure to claims related to the year 2000 issue.

EURO CONVERSION. On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the Euro. Beginning January 1, 2002, new
Euro-denominated bills and coins will be issued and by July 1, 2002, the participating countries' legacy currencies will no longer be legal tender for any transactions. The Company has established the necessary procedures to accept the Euro as a new currency in which it does business. Systems that support the Company's United Kingdom and Belgian operations require modifications to enable conversion of legacy currency historical data. These modifications are under discussion with the system vendor. The Company does not expect the Euro conversion to have a material impact on its business because of the nature of its business and investments.

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

                       EVEREST REINSURANCE HOLDINGS, INC.


                                OTHER INFORMATION


Part II - ITEM 1. LEGAL PROCEEDINGS

The Company is involved from time to time in ordinary routine litigation and arbitration proceedings incidental to its business. The Company does not believe that there are any other material pending legal proceedings to which it or any of its subsidiaries or their properties are subject.


Part II - ITEM 2. CHANGES IN SECURITIES

c)       Information required by Item 701 of Regulation S-K:

         (a) On July 1, 1999, 1,200 common shares of the Company (previously held Treasury shares) were distributed.

         (b) The securities were distributed to the Company's four non-employee directors.

         (c) The securities were issued as compensation to the non-employee directors for services rendered to the Company during the second quarter of 1999.

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

         (e)     Not applicable.


Part II - ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)       EXHIBIT INDEX:

         Exhibit No.     Description                         Location
         -----------     -----------                         --------

         2.1             Agreement and Plan of Merger        Incorporated herein
                         among Everest Reinsurance           by reference to
                         Holdings, Inc., Everest             Exhibit 2.1 to the
                         Reinsurance Group, Ltd. and         Registration
                         Everest Re Merger Corporation       Statement on Form
                         dated as of September 17, 1999      S-4 (No. 333-87361)

         4.2             Amendment dated as of               Filed herewith
                         September 16, 1999 to Rights
                         Agreement, dated as of
                         September 24, 1998 between
                         Everest Reinsurance Holdings,
                         Inc. and First Chicago Trust
                         Company of New York

         *10.28          Amendment to Amended and            Filed herewith
                         and Restated Employment
                         Agreement between Everest
                         Reinsurance Company,
                         Everest Reinsurance Holdings,
                         Inc., and Joseph V. Taranto
                         dated September 21, 1999

         10.29           Second Amendment to Credit          Filed herewith
                         Agreement, Consent and Waiver,
                         Dated November 9, 1999, between
                         Everest Reinsurance Holdings,
                         Inc. and First Union National
                         Bank

         11.1            Statement regarding computation     Filed herewith
                         of per-share earnings

         27              Financial Data Schedule             Filed herewith

--------------
* Management contract or compensatory plan or arrangement.

b) There were no reports on Form 8-K filed during the three-month period ending September 30, 1999.

Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered

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

                                            Everest Reinsurance Holdings, Inc.
                                                       (Registrant)





                                            - By: /S/ Stephen L. Limauro
                                                  -----------------------------
                                            Stephen L. Limauro
                                            Duly Authorized Officer, Senior Vice
                                             President and Comptroller







Dated:  November 9, 1999