Form 10-Q
period 2000-03-31
EVEREST REINSURANCE HOLDINGS INC
filed 2000-05-12
CIK 914748

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                  Commission File Number:
    MARCH 31, 2000                                             1-13816
----------------------                                  -----------------------

                       EVEREST REINSURANCE HOLDINGS, INC.
                       ----------------------------------
             (Exact name of Registrant as specified in its charter)



          DELAWARE                                          22-3263609
----------------------------                       ----------------------------
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

                           YES    X                  NO
                               -------                  -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                   Number of Shares Outstanding
            Class                                         at May 9, 2000
            -----                                  ----------------------------

COMMON STOCK,      $.01 PAR VALUE                            1,000

                       EVEREST REINSURANCE HOLDINGS, INC.

                               INDEX TO FORM 10-Q

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------
                                                                           PAGE
                                                                           ----

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

         Consolidated Balance Sheets at March 31, 2000  (unaudited)
          and December 31, 1999                                               3

         Consolidated Statements of Operations and Comprehensive
          Income for the three months ended March 31, 2000 and
          1999 (unaudited)                                                    4

         Consolidated Statements of Changes in Stockholders' Equity
          for the three months ended March 31, 2000 and 1999
          (unaudited)                                                         5

         Consolidated Statements of Cash Flows for the three months
          ended March 31, 2000 and 1999 (unaudited)                           6

         Notes to Consolidated Interim Financial Statements                   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS                                           16
         -------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          23
         ----------------------------------------------------------

                                     PART II

                                OTHER INFORMATION
                                -----------------

ITEM 1.  LEGAL PROCEEDINGS                                                   24
         -----------------

ITEM 2.  CHANGES IN SECURITIES                                             None
         ---------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   None
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 24
         ---------------------------------------------------

ITEM 5.  OTHER INFORMATION                                                 None
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    24
         --------------------------------

Part I - Item 1

                       EVEREST REINSURANCE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except par value per share)


                                                   March 31,      December 31,
                                                 ------------     ------------
                                                     2000             1999
                                                 ------------     ------------
ASSETS:                                           (unaudited)
Fixed maturities - available for
 sale, at market value (amortized
 cost: 2000, $4,045,373; 1999, $3,940,625)       $  4,032,376     $  3,885,278
Equity securities, at market value (cost:
 2000, $24,112; 1999, $50,224)                         46,566           90,693
Short-term investments                                 99,712           73,558
Other invested assets                                  28,453           27,482
Cash                                                   58,705           62,227
                                                 ------------     ------------
   Total investments and cash                       4,265,812        4,139,238

Accrued investment income                              67,937           64,898
Premiums receivable                                   323,767          294,941
Reinsurance receivables                               733,477          742,513
Funds held by reinsureds                              167,768          157,237
Deferred acquisition costs                             87,613           82,713
Prepaid reinsurance premiums                           16,802            9,582
Deferred tax asset                                    181,424          188,326
Other assets                                           27,126           24,854
                                                 ------------     ------------
TOTAL ASSETS                                     $  5,871,726     $  5,704,302
                                                 ============     ============

LIABILITIES:
Reserve for losses and adjustment
 expenses                                        $  3,623,143     $  3,646,992
Unearned premium reserve                              338,156          308,563
Funds held under reinsurance treaties                 176,146          178,520
Losses in the course of payment                        74,833           67,065
Contingent commissions                                 51,945           58,169
Other net payable to reinsurers                        18,822           13,217
Current federal income taxes                            4,410           (4,475)
8.5% Senior notes due 3/15/2005                       249,560              -
8.75% Senior notes due 3/15/2010                      198,953              -
Revolving credit agreement borrowings                 106,000           59,000
Interest accrued on debt and borrowings                 2,160              106
Other liabilities                                      52,472           49,663
                                                 ------------     ------------
   Total liabilities                                4,896,600        4,376,820
                                                 ------------     ------------

STOCKHOLDERS' EQUITY:
Common stock, par value: $0.01; 200
 million shares authorized; 1,000
 shares issued in 2000 and 50.9 million
 shares issued in 1999                                    -                509
Additional paid-in capital                            252,979          390,912
Unearned compensation                                     -               (109)
Accumulated other comprehensive income,
 net of deferred income taxes benefit
 of $1.1 million in 2000 and deferred
 income taxes benefit of $9.1 million
 in 1999                                               (1,767)         (16,701)
Retained earnings                                     723,914        1,074,941
Treasury stock, at cost; 0.0 million
 shares in 2000 and 4.4 million shares
 in 1999                                                  -           (122,070)
                                                 ------------     ------------
   Total stockholders' equity                         975,126        1,327,482
                                                 ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  5,871,726     $  5,704,302
                                                 ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                (Dollars in thousands, except per share amounts)

                                                 Three Months Ended
                                                      March 31,
                                             ----------------------------
                                                2000             1999
                                             -----------      -----------
                                                     (unaudited)
REVENUES:
Premiums earned                              $   266,184      $   234,135
Net investment income                             63,809           62,080
Net realized capital gain/(loss)                   7,864           (2,186)
Other income                                         810               97
                                             -----------      -----------
Total revenues                                   338,667          294,126
                                             -----------      -----------

CLAIMS AND EXPENSES:
Incurred loss and loss adjustment
 expenses                                        196,389          168,869
Commission, brokerage, taxes and
 fees                                             65,658           61,651
Other underwriting expenses                       11,508           11,527
Interest expense on senior notes                   1,620              -
Interest expense on credit facility                1,463              -
                                             -----------      -----------
Total claims and expenses                        276,638          242,047
                                             -----------      -----------

INCOME BEFORE TAXES                               62,029           52,079

Income tax                                        12,978           10,837
                                             -----------      -----------

NET INCOME                                   $    49,051      $    41,242
                                             ===========      ===========

Other comprehensive income/(loss),
 net of tax                                       14,934          (29,850)
                                             -----------      -----------

COMPREHENSIVE INCOME                         $    63,985      $    11,392
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

                       EVEREST REINSURANCE HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                (Dollars in thousands, except per share amounts)

                                               Three Months Ended
                                                    March 31,
                                         ------------------------------
                                             2000              1999
                                         ------------      ------------
                                                   (unaudited)
COMMON STOCK (SHARES OUTSTANDING):
Balance, beginning of period               46,457,817        49,989,204
Issued during the period                        8,500            16,800
Treasury stock acquired during the
 period                                      (648,400)       (1,000,320)
Treasury stock reissued during the
 period                                         1,780             1,056
Common stock retired during the
 period                                   (45,819,697)              -
Issued during the period                        1,000               -
                                         ------------      ------------
Balance, end of period                          1,000        49,006,740
                                         ============      ============


COMMON STOCK (PAR VALUE):
Balance, beginning of period             $        509      $        509
Common stock retired during the
 period                                          (509)              -
Issued during the period                          -                 -
                                         ------------      ------------
Balance, end of period                            -                 509
                                         ------------      ------------

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period                  390,912           390,559
Retirement of treasury stock
 during the period                           (138,546)              -
Common stock issued during the
 period                                           157               307
Treasury stock reissued during
 the period                                        (2)               15
Common stock retired during the
 period                                           458               -
                                         ------------      ------------
Balance, end of period                        252,979           390,881
                                         ------------      ------------

UNEARNED COMPENSATION:
Balance, beginning of period                     (109)             (240)
Net increase during the period                    109                40
                                         ------------      ------------
Balance, end of period                            -                (200)
                                         ------------      ------------

ACCUMULATED OTHER COMPREHENSIVE
 INCOME, NET OF DEFERRED INCOME
 TAXES:
Balance, beginning of period                  (16,701)          185,518
Net increase (decrease) during
 the period                                    14,934           (29,850)
                                         ------------      ------------
Balance, end of period                         (1,767)          155,668
                                         ------------      ------------

RETAINED EARNINGS:
Balance, beginning of period                1,074,941           928,500
Net income                                     49,051            41,242
Restructure adjustments                           (78)              -
Dividends paid to parent                     (400,000)           (3,005)
                                         ------------      ------------
Balance, end of period                        723,914           966,737
                                         ------------      ------------

TREASURY STOCK AT COST:
Balance, beginning of period                 (122,070)          (25,642)
Treasury stock retired during
 the period                                   138,454               -
Treasury stock acquired during
 the period                                   (16,426)          (32,727)
Treasury stock reissued during
 the period                                        42                25
                                         ------------      ------------
Balance, end of period                            -             (58,344)
                                         ------------      ------------

TOTAL STOCKHOLDERS' EQUITY, END
 OF PERIOD                               $    975,126      $  1,455,251
                                         ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                    Three Months Ended
                                                         March 31,
                                                -------------------------
                                                   2000           1999
                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:                  (unaudited)
Net income                                      $   49,051     $   41,242
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
  (Increase) in premiums receivable                (29,893)       (26,252)
  (Increase) decrease in funds held, net           (13,888)         3,394
  Decrease in reinsurance receivables                8,697         85,638
  (Increase) in deferred tax asset                  (2,771)        (7,072)
  (Decrease) in reserve for losses and
   loss adjustment expenses                        (13,651)       (21,361)
  Increase in unearned premiums                     30,275          9,991
  Decrease in other assets and
   liabilities                                       6,127         22,227
  Non cash compensation expense                        109             40
  Accrual of bond discount/amortization
   of bond premium                                  (1,507)        (1,312)
  Amortization of underwriting discount
   on senior notes                                       6            -
  Restructure adjustment                               (78)           -
  Realized capital (gains) losses                   (7,864)         2,186
                                                ----------     ----------
Net cash provided by operating activities           24,613        108,721
                                                ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/
 called - available for sale                        29,456         73,631
Proceeds from fixed maturities sold -
 available for sale                                 97,690         76,118
Proceeds from equity securities sold                42,663            -
Cost of fixed maturities acquired -
 available for sale                               (246,440)      (237,705)
Cost of equity securities acquired                  (1,178)           -
Cost of other invested assets acquired              (1,530)        (1,762)
Net (purchases) sales of short-term
 securitie                                         (25,706)         3,938
Net (decrease) increase in unsettled
 securities transactions                            (2,081)        20,074
                                                ----------     ----------
Net cash (used in) investing activities           (107,126)       (65,706)
                                                ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of treasury stock net of
 reissuances                                       (16,478)       (32,687)
Common stock issued during the period                  106            307
Dividends paid to stockholders                    (400,000)        (3,005)
Proceeds from issuance of senior notes             448,507            -
Net borrowing on revolving credit
 agreement                                          47,000            -
                                                ----------     ----------
Net cash provided by (used in)
 financing activities                               79,135        (35,385)
                                                ----------     ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH               (144)        (2,381)
                                                ----------     ----------

Net (decrease) increase in cash                     (3,522)         5,249

Cash, beginning of period                           62,227         39,326
                                                ----------     ----------
Cash, end of period                             $   58,705     $   44,575
                                                ==========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION
 CASH TRANSACTIONS:
Income taxes paid, net                          $    4,990     $    4,795
Interest paid                                   $      923     $      -
NON-CASH FINANCING TRANSACTION:
Issuance of common stock                        $      -       $       40

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

1.       GENERAL

On February 24, 2000, a corporate restructuring was completed and Everest Re Group, Ltd. ("Group") became the new parent holding company of Everest Reinsurance Holdings, Inc. (the "Company"), which remains the holding company for Group's U.S. operations. The Company is filing this report as a result of its public issuance of debt securities on March 14, 2000.

The consolidated financial statements of the Company for the three months ended March 31, 2000 and 1999 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the results on an interim basis. Certain financial information which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been omitted since it is not required for interim reporting purposes. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 1999, 1998 and 1997.

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

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

Although these complications have become less severe in recent years, management believes that these factors continue to render reserves for asbestos and environmental losses significantly less subject to traditional actuarial methods than are reserves on other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgement of management, the facts and prevailing law reflect an exposure for the Company or its ceding company. In connection with its initial public offering  in  October  1995,  the  Company  purchased  an  aggregate  stop  loss retrocession agreement (the "Stop Loss Agreement") from Gibraltar Casualty Company ("Gibraltar"), an affiliate of the Company's former parent, The Prudential Insurance Company of America ("The Prudential"). This coverage protects the Company's consolidated earnings against up to $375.0 million of the first $400.0 million of adverse development, if any, on the Company's consolidated reserves for losses, allocated loss adjustment expenses and uncollectible reinsurance at June 30, 1995 (December 31, 1994 for catastrophe losses). Through March 31, 2000, cessions under the Stop Loss Agreement have aggregated $285.6 million with available remaining limits net of coinsurance of $89.4 million. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, if coverage under the Stop Loss Agreement is exhausted, could have a material adverse effect on the Company's future financial condition, results of operations and cash flows.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the three months ended March 31, 2000 and 1999:

(dollar amounts in thousands)                    Three Months Ended
                                                      March 31,
                                                2000             1999
                                            -----------------------------
Gross basis:
Beginning of period reserves                $    614,236     $    660,793
Incurred losses                                      -              1,601
Paid losses                                      (16,190)          (7,977)
                                            -----------------------------
End of period reserves                      $    598,046     $    654,417
                                            =============================

Net basis:
Beginning of period reserves                $    365,069     $    263,542
Incurred losses (1)                                  -                -
Paid losses (2)                                   (7,984)         116,286
                                            -----------------------------
End of period reserves                      $    357,085     $    379,828
                                            =============================

(1) No losses were ceded in either the three months ended March 31, 2000 or in the three months ended March 31, 1999 under the incurred loss reimbursement feature of the Stop Loss Agreement.

(2) No losses were ceded in the three months ended March 31, 2000 and $118.8 million were ceded as paid losses under the Stop Loss Agreement in the three months ended March 31, 1999.

At March 31, 2000, the gross reserves for asbestos and environmental losses were comprised of $131.3 million representing case reserves reported by ceding companies, $74.7 million representing additional case reserves established by the Company on assumed reinsurance claims, $45.3 million representing case reserves established by the Company on direct excess insurance claims and $346.8 million representing incurred but not reported ("IBNR") reserves.

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

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

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

On February 24, 2000, the Company announced an agreement with The Prudential to acquire all of the issued and outstanding shares of Gibraltar for approximately $52.0 million. Closing of the acquisition will be subject to the satisfaction of customary closing conditions and the receipt of regulatory approvals.

Upon the closing of the acquisition, the Company's current reinsurance contracts with Gibraltar, including the Stop Loss Agreement, will remain in effect. However, these contracts will become transactions with affiliates with the financial impact eliminated through inter-company accounts. The Prudential's guarantee of Gibraltar's obligations to the Company will be terminated and The Prudential will be released from its obligations.

In connection with the acquisition, The Prudential will provide reinsurance to Gibraltar covering 80% of the first $200.0 million of any adverse development in Gibraltar's reserves.

The Company is involved from time to time in ordinary routine litigation and arbitration proceedings incidental to its business. The Company does not believe that there are any other material pending legal proceedings to which it or any of its subsidiaries or their properties are subject.

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior, the Company, for a fee, accepted the claim payment obligation of the property and casualty insurer, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at March 31, 2000 was $141.3 million.

The Company has purchased annuities from an unaffiliated life insurance company to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable. The estimated cost to replace such annuities at March 31, 2000 was $11.9 million.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

3.       OTHER COMPREHENSIVE INCOME

The Company's other comprehensive income / (loss) is comprised as follows:

(dollar amounts in thousands)                   Three Months Ended
                                                     March 31,
                                               2000             1999
                                           -----------------------------
Net unrealized appreciation
 (depreciation) of investments,
 net of deferred income taxes              $     15,774     ($    31,164)
Currency translation                               (840)           1,314
                                           -----------------------------
Other comprehensive
 income/(loss), net of deferred
 income taxes                              $     14,934     ($    29,850)
                                           =============================

4.       CREDIT LINE

On December 21, 1999, the Company entered into a three-year senior revolving credit facility with a syndicate of lenders (the "Credit Facility"). First Union National Bank is the administrative agent for the Credit Facility. The Credit Facility will be used for liquidity and general corporate purposes and to refinance existing debt under the Company's prior credit facility, which has been terminated. The Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by the Company equal to either (i) the Base Rate (as defined below) or (ii) an adjusted London InterBank Offered Rate ("LIBOR") plus a margin. The Base Rate is the higher of the rate of interest established by First Union National Bank from time to time as its prime rate or the Federal Funds rate plus 0.5% per annum. The amount of margin and the fees payable for the Credit Facility depend upon the Company's senior unsecured debt rating. Group has guaranteed all of the Company's obligations under the Credit Facility.

The Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Reinsurance Company ("Everest Re") to maintain its statutory surplus at $850.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions. The Company was in compliance with these requirements at March 31, 2000 as well as for the three months ended March 31, 2000.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

As of March 31, 2000 and 1999, the Company had outstanding credit line borrowings of $106.0 million and $0.0 million, respectively. Interest expense incurred in connection with these borrowings was $1.5 million and $0.0 million for the periods ended March 31, 2000 and 1999, respectively.

5.       SENIOR NOTES

During the first quarter of 2000, the Company completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005. The Company distributed $400.0 million of these proceeds to Group, of which $250.0 million was used by Group to capitalize Everest Reinsurance (Bermuda), Ltd.

Interest expense incurred in connection with these senior notes was $1.6 million for the three months ended March 31, 2000.

6.       SEGMENT REPORTING

The Company, through its subsidiaries, operates in five segments: U.S. Broker Treaty, U.S. Direct Treaty Reinsurance and Insurance, U.S. Facultative, Marine, Aviation and Surety and International. The U.S. Broker Treaty operation writes property, accident and health and casualty reinsurance through reinsurance brokers within the United States. The U.S. Direct Treaty Reinsurance and Insurance operation writes property and casualty reinsurance directly with ceding companies and primary property and casualty insurance through agency relationships and program administrators within the United States. The U.S. Facultative operation writes property, casualty and specialty business through brokers and directly with ceding companies within the United States. The Marine, Aviation and Surety operation writes marine, aviation and surety business within the United States and worldwide. The International operation writes reinsurance through the Company's branches in Belgium, London, Canada, Hong Kong and Singapore, in addition to foreign "home-office" business. The U.S. Facultative, Marine, Aviation and Surety and International operations write business through brokers and directly with ceding companies.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments based upon their underwriting gain or loss ("underwriting results"). Underwriting results include earned premium less loss and loss adjustment expenses incurred, commission and brokerage expenses and other underwriting expenses. The Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

The following tables present the relevant underwriting results for the operating segments for the three months ended March 31, 2000 and 1999, with all dollar values presented in thousands.

                               U.S. BROKER TREATY
-------------------------------------------------------------------------------
                                                 2000                  1999
                                             ----------------------------------
Earned premiums                              $    106,064           $    75,325
Incurred losses and loss
 adjustment expenses                               77,302                68,129
Commission and brokerage                           22,048                19,880
Other underwriting expenses                         2,344                 2,235
                                             ----------------------------------
Underwriting gain/(loss)                     $      4,370          ($    14,919)
                                             ==================================

                  U.S. DIRECT TREATY REINSURANCE AND INSURANCE
-------------------------------------------------------------------------------
                                                2000                  1999
Earned premiums                              $    52,785            $    36,030
Incurred losses and loss adjustment               33,695                 25,075
Commission and brokerage                          15,551                 10,073
Other underwriting expenses                        3,280                  2,201
                                             ----------------------------------
Underwriting gain/(loss)                     $       259           ($     1,319)
                                             ==================================


                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                U.S. FACULTATIVE
-------------------------------------------------------------------------------
                                                 2000                  1999
                                             ----------------------------------
Earned premiums                              $     16,849           $    19,029
Incurred  losses and loss adjustment               11,041                11,287
Commission and brokerage                            3,479                 4,198
Other underwriting expenses                         1,501                 1,493
                                             ----------------------------------
Underwriting gain/(loss)                     $        828           $     2,051
                                             ==================================

                           MARINE, AVIATION AND SURETY
-------------------------------------------------------------------------------
                                                 2000                  1999
                                             ----------------------------------
Earned premiums                              $     24,288           $    31,371
Incurred  losses and loss adjustment               17,851                20,290
Commission and brokerage                            8,778                 9,349
Other underwriting expenses                           916                   869
                                             ----------------------------------
Underwriting gain/(loss)                    ($      3,257)          $       863
                                             ==================================

                                  INTERNATIONAL
-------------------------------------------------------------------------------
                                                 2000                  1999
                                             ----------------------------------
Earned premiums                              $     66,197           $    72,380
Incurred  losses and loss adjustment               56,502                44,088
Commission and brokerage                           15,800                18,151
Other underwriting expenses                         3,386                 3,559
                                             ----------------------------------
Underwriting gain/(loss)                    ($      9,491)          $     6,582
                                             ==================================

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income, with all dollar values presented in thousands:

                                                 2000                  1999
                                             ----------------------------------
Underwriting gain (loss)                    ($     7,291)          ($     6,742)
Net investment income                             63,809                 62,080
Realized gain (loss)                               7,864                 (2,186)
Corporate expenses                                   (80)                (1,170)
Interest expense                                  (3,083)                   -
Other income (expense)                               810                     97
                                             ----------------------------------
Income before taxes                          $    62,029            $    52,079
                                             ==================================

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

The Company writes premium in the United States and selected international markets. The revenues, net income and identifiable assets of any individual non-U.S. country in which the Company writes business are, in each case, less than 10% of the Company's consolidated results.

7.       FUTURE APPLICATION OF ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. This statement shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management believes that the statement will not have a material impact on the financial position of the Company.

8.        RELATED-PARTY TRANSACTIONS

During the normal course of business, the Company, through its affiliates, engages in arms-length reinsurance and brokerage and commission business transactions with companies controlled or affiliated with Group's outside directors. These transactions are immaterial to the Company's financial condition, results of operations and cash flows.

In addition, the Company engages in business transactions with Group. The only material transaction with Group that occurred during the first quarter of 2000 was a $400.0 million distribution to Group to facilitate the completion of the corporate restructuring.

PART I - ITEM 2

                       EVEREST REINSURANCE HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

RESTRUCTURING

On February 24, 2000, a corporate restructuring was completed and Everest Re Group, Ltd. ("Group") became the new parent holding company of Everest Reinsurance Holdings, Inc. (the "Company"), which remains the holding company for Group's U.S. operations. The Company is filing this report as a result of its public issuance of debt securities on March 14, 2000.

SEGMENT INFORMATION

The Company, through its subsidiaries, operates in five segments: U.S. Broker Treaty, U.S. Direct Treaty Reinsurance and Insurance, U.S. Facultative, Marine, Aviation and Surety and International. The U.S. Broker Treaty operation writes property, accident and health and casualty reinsurance through reinsurance brokers within the United States. The U.S. Direct Treaty Reinsurance and Insurance operation writes property and casualty reinsurance directly with ceding companies and primary property and casualty insurance through agency relationships and program administrators within the United States. The U.S. Facultative operation writes property, casualty and specialty business through brokers and directly with ceding companies within the United States. The Marine, Aviation and Surety operation writes marine, aviation and surety business within the United States and worldwide. The International operation writes reinsurance through the Company's branches in Belgium, London, Canada, Hong Kong and Singapore, in addition to foreign "home-office" business. The U.S. Facultative, Marine, Aviation and Surety and International operations write business through brokers and directly with ceding companies.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments based upon their underwriting results.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

PREMIUMS. Gross premiums written increased 19.8% to $304.3 million in the three months ended March 31, 2000 from $253.9 million in the three months ended March 31, 1999 as the Company took advantage of selected growth opportunities, while continuing to generally maintain a very disciplined underwriting approach. Premium growth areas included a 54.3% ($24.7 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation, mainly attributable to growth in primary insurance and accident and health writings, and a 50.7% ($41.7 million) increase in the U.S. Broker Treaty operation, attributable to growth across its property and casualty lines, including from several large casualty reinsurance treaties. These increases were partially offset by a 19.2% ($3.6 million) decrease in the U.S. Facultative operation, a 16.8% ($5.1 million) decrease in the Marine, Aviation and Surety operation and a 9.5% ($7.4 million) decrease in the International operation reflecting the continued highly competitive current market conditions faced by these operations. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $16.7 million in the three months ended March 31, 2000 from $11.4 million in the three months ended March 31, 1999. This increase was principally attributable to higher utilization of contract specific retrocessions in the U.S. Broker Treaty and U.S. Direct Reinsurance and Insurance operations.

Net premiums written increased by 18.6% to $287.5 million in the three months ended March 31, 2000 from $242.5 million in the three months ended March 31, 1999 consistent with the increase in gross premiums written.

PREMIUM REVENUES. Net premiums earned increased by 13.7% to $266.2 million in the three months ended March 31, 2000 from $234.1 million in the three months ended March 31, 1999. Contributing to this increase was a 46.5% ($16.8 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation and a 40.8% ($30.7 million) increase in the U.S. Broker Treaty operation. These increases were partially offset by a 22.6% ($7.1 million) decrease in the Marine, Aviation and Surety operation, an 11.5% ($2.2 million) decrease in the U.S. Facultative operation and an 8.5% ($6.2 million) decrease in the International operation. All of these changes reflect period to period changes in net written premiums together with normal variability in earnings patterns.

EXPENSES. Incurred loss and loss adjustment expenses ("LAE") increased by 16.3% to $196.4 million in the three months ended March 31, 2000 from $168.9 million in the three months ended March 31, 1999. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned together with modest strengthening of prior period reserves in select areas and a reinsurance treaty with higher losses, and correspondingly lower commissions, partially offset by lower catastrophe losses. Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events and are net of reinsurance. Net catastrophe losses in the three months ended March 31, 2000 were $3.0 million, mainly reflecting modest net adverse development on 1999 catastrophe events, compared to net catastrophe losses of $11.4 million in the three months ended March 31, 1999. Net incurred losses and LAE for the three months ended March 31, 2000 reflected ceded losses and LAE of $16.8 million with $0.0 million ceded under the Stop Loss Agreement compared to ceded losses and LAE of $10.3 million in the three months ended March 31, 1999, including $0.0 million ceded under the Stop Loss Agreement.

Contributing to the increase in incurred losses and LAE in the three months ended March 31, 2000 from the three months ended March 31, 1999 were a 34.4%
($8.6 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation principally as a result of increased premium volume, a 28.2% ($12.4 million) increase in the International operation due to unfavorable development of prior years catastrophe losses and modest strengthening of prior period non-catastrophe reserves in the three months ended March 31, 2000 contrasted against favorable development of prior years catastrophe losses for the three months ended March 31, 1999, and a 13.5% ($9.2 million) increase in the U.S. Broker Treaty operation, attributable to the increased premium volume as well as a reinsurance treaty with higher losses, and correspondingly lower commissions. These increases were partially offset by a 12.0% ($2.4 million) decrease in the Marine, Aviation and Surety operation mainly reflecting lower premium volume and a 2.2% ($0.2 million) decrease in the U.S. Facultative operation. Incurred losses and LAE for each operation were impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss and LAE ratio ("loss ratio"), which is calculated by dividing incurred losses and LAE by premiums earned, increased by 1.7 percentage points to 73.8% for the three months ended March 31, 2000 from 72.1% for the three months ended March 31, 1999 reflecting the incurred losses and LAE discussed above. The International, Marine, Aviation and Surety and U.S. Facultative operations' loss ratios increased to 85.4%, 73.5% and 65.5% for the three months ended March 31, 2000 from 60.9%, 64.7% and 59.3% for the three months ended March 31, 1999, respectively. The U.S. Broker Treaty and U.S. Direct Treaty Reinsurance and Insurance operations' loss ratios to 72.9% and 63.8% for the three months ended March 31, 2000 from 90.4% and 69.6% for the three months ended March 31, 1999, respectively. The loss ratios for all operations are impacted by the factors noted above as well as by changes in mix of business by class and type.

Underwriting expenses increased by 5.5% to $77.2 million in the three months ended March 31, 2000 from $73.2 million in the three months ended March 31, 1999. Commission, brokerage, taxes and fees increased by $4.0 million, principally relating to the increase in premiums written and changes in the business mix. Other underwriting expenses remained constant at $11.5 million. Contributing to these underwriting expense increases were a 53.4% ($6.6 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation and a 10.3% ($2.3 million) increase in the U.S. Broker Treaty operation. The increase in the U.S. Broker Treaty operation was generally consistent with increased premium volume, partially offset by the impact of a reinsurance treaty with lower commissions and higher losses as noted earlier. These increases were partially offset by a 12.5% ($0.7 million) decrease in the U.S. Facultative operation, an 11.6% ($2.5 million) decrease in the International operation and a 5.1% ($0.5 million) decrease in the Marine, Aviation and Surety operation. The changes for each operation's expenses principally resulted from changes in commission expenses relating to changes in premium volume and business mix by class and type. The Company's expense ratio, which is calculated by dividing underwriting expenses by premiums earned, was 29.0% for the three months ended March 31, 2000 compared to 31.2% for the three months ended March 31, 1999.

The Company's combined ratio, which is the sum of the loss and expense ratios, decreased to 102.8% in the three months ended March 31, 2000 compared to 103.4% in the three months ended March 31, 1999. The U.S. Broker Treaty and U.S. Direct Treaty Reinsurance and Insurance operations' combined ratios decreased to 95.9% and 99.5% for the three months ended March 31, 2000 from 119.8% and 103.7% for the three months ended March 31, 1999, respectively. The International, Marine, Aviation and Surety and U.S. Facultative operations' combined ratios increased to 114.3%, 113.4% and 95.1% for the three months ended March 31, 2000 from 90.9%, 97.2% and 89.2% for the three months ended March 31, 1999, respectively. These changes reflect the loss and expense ratio variability noted above.

Interest expense for the three months ended March 31, 2000 was $3.1 million compared to $0.0 million for the three months ended March 31, 1999. Interest expense for the three months ended March 31, 2000 reflects $1.6 million relating to the Company's issuance of senior notes and $1.5 million relating to the Company's borrowing under it's revolving credit facility.

Other income for the three months ended March 31, 2000 was $0.8 million compared to $0.1 million for the three months ended March 31, 1999. Other income for the respective periods was principally attributable to the impact of fluctuations in foreign currency exchange rates.

INVESTMENTS. Net investment income increased 2.8% to $63.8 million in the three months ended March 31, 2000 from $62.1 million in the three months ended March 31, 1999, principally reflecting the effect of investing the $119.3 million of cash flow from operations in the twelve months ended March 31, 2000 as well as the investment of $50.0 million of the proceeds from the Company's debt issuance. The annualized pre-tax yield on average cash and invested assets was 6.1% in the three months ended March 31, 2000 and in the three months ended March 31, 1999.

Net realized capital gains were $7.9 million in the three months ended March 31, 200, reflecting realized capital gains on the Company's investments of $17.5 million which were partially offset by $9.6 million of realized capital losses, compared to net realized capital losses of $2.2 million in the three months ended March 31, 1999. The net realized capital losses in the three months ended March 31, 1999 reflected realized capital losses of $2.5 million which were offset by $0.3 million of realized capital gains. The realized capital gains in the three months ended March 31, 2000 arose mainly from activity in the Company's domestic equity portfolio, whereas the realized capital gains in the three months ended March 31, 1999 were attributable to activity in the Company's foreign taxable fixed maturities portfolio. The realized capital losses in the three months ended March 31, 2000 arose mainly from activity in the Company's tax-exempt fixed maturities portfolio, whereas, the realized capital losses in the three months ended March 31, 1999 mainly arose from activity in the Company's taxable fixed maturities portfolio.

INCOME TAXES. The Company recognized income tax expense of $13.0 million in the three months ended March 31, 2000 compared to $10.8 million in the three months ended March 31, 1999. The principal cause of this change was the increase in net realized capital gains.

NET INCOME. Net income was $49.1 million in the three months ended March 31, 2000 compared to $41.2 million in the three months ended March 31, 1999. This increase generally reflects the increases in net realized capital gains, together with the improved underwriting and investment results, partially offset by increased interest expense.

FINANCIAL CONDITION

INVESTED  ASSETS.  Aggregate  invested  assets,  including  cash and  short-term investments, were $4,265.8 million at March 31, 2000 and $4,139.2 million at December 31, 1999. The increase in invested assets between December 31, 1999 and March 31, 2000 resulted primarily from its issuance of senior notes from which $50.0 million was retained in the Company and subsequently invested, $47.0 million in credit facility borrowings, $41.4 million in net unrealized appreciation of the Company's fixed maturity investments and $24.6 million in cash flows from operations generated during the three months ended March 31,

2000, partially offset by $18.0 million in net unrealized depreciation of the Company's equity portfolio and $16.4 million in share repurchases.

LIQUIDITY. The Company's liquidity requirements are met on both a short- and long-term basis by funds provided by premiums collected, investment income, collected reinsurance receivables balances and from the sale and maturity of investments together with the availability of funds under the Company's revolving credit facility. The Company's net cash flows from operating activities were $24.6 million and $108.7 million in the three months ended March 31, 2000 and 1999, respectively. These cash flows were impacted by recoveries under the Company's Stop Loss Agreement with Gibraltar, which contributed $9.5 million and $79.0 million of such net cash flows in the three months ended March 31, 2000 and 1999, respectively, as well as by net catastrophe loss payments of $15.0 million and $8.0 million in the three months ended March 31, 2000 and 1999, respectively. Through March 31, 2000, cessions under the Stop Loss Agreement have aggregated $285.6 million with available remaining limits net of coinsurance of $89.4 million. Excluding the Stop Loss Agreement recoveries, management believes the decrease in net cash flows from operating activities generally reflects changes in the Company's mix of business and variability in the payout of loss reserves.

On February 24, 2000, the Company announced an agreement with The Prudential to acquire all of the issued and outstanding shares of Gibraltar for approximately $52.0 million. Closing of the acquisition will be subject to the satisfaction of customary closing conditions and the receipt of regulatory approvals.

Upon the closing of the acquisition, the Company's current reinsurance contracts with Gibraltar, including the Stop Loss Agreement, will remain in effect. However, these contracts will become transactions with affiliates with the financial impact eliminated through inter-company accounts. The Prudential's guarantee of Gibraltar's obligations to the Company will be terminated and The Prudential will be released from its obligations.

In connection with the acquisition, The Prudential will provide reinsurance to Gibraltar covering 80% of the first $200.0 million of any adverse development in Gibraltar's reserves.

Proceeds from sales, calls and maturities and investment asset acquisitions were $169.8 million and $276.9 million, respectively, in the three months ended March 31, 2000, compared to $173.8 million and $239.5 million, respectively, in the three months ended March 31, 1999. The activity in the three months ended March 31, 2000 generally reflected normal portfolio management activity aimed at enhancing the Company's portfolio yield. The Company's current investment strategy seeks to maximize after-tax income through a high quality, diversified, duration sensitive, taxable bond and tax-exempt municipal bond portfolio, while maintaining an adequate level of liquidity.

On December 21, 1999, the Company entered into a three-year senior revolving credit facility with a syndicate of lenders (the "Credit Facility"), which replaced its prior credit facility which had been extended in June 1999 and increased from $50.0 million to $75.0 million on November 9, 1999. First Union National Bank is the administrative agent for the Credit Facility. The Credit Facility will be used for liquidity and general corporate purposes and to refinance existing debt under the Company's prior credit facility, which has been terminated. The Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by the Company equal to either (i) the Base Rate (as defined below) or (ii) an adjusted London InterBank Offered Rate

("LIBOR") plus a margin. The Base Rate is the higher of the rate of interest established by First Union National Bank from time to time as its prime rate or the Federal Funds rate plus 0.5% per annum. The amount of margin and the fees payable for the Credit Facility depend upon the Company's senior unsecured debt rating. Group has guaranteed all of the Company's obligations under the Credit Facility.

The Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $850.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions. The Company was in compliance with these requirements at March 31, 2000 as well as for the three months ended March 31, 2000.

At March 31, 2000 and 1999, the Company had outstanding borrowings under the Credit Facility of $106.0 million and $0.0 million, respectively. Interest expense incurred in connection with these borrowings was $1.5 million and $0.0 million for the periods ended March 31, 2000 and 1999, respectively.

During the first quarter of 2000, the Company completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005. The Company distributed $400.0 million of these proceeds to Group of which $250.0 million was used by Group to capitalize Everest Reinsurance (Bermuda), Ltd. Interest expense incurred in connection with these senior notes was $1.6 million for the three months ended March 31, 2000.

STOCKHOLDERS' EQUITY. The Company's stockholders' equity decreased to $975.1 million as of March 31, 2000, from $1,327.5 million as of December 31, 1999, principally reflecting a $400.0 million distribution to Group as a result of the Company's debt issuance and $16.4 million in treasury stock acquired in the three months ended March 31, 2000, partially offset by net income of $49.1 million for the three months ended March 31, 2000 and an increase of $15.5 million in unrealized appreciation on investments, net of deferred taxes. Prior to the restructuring, the Company repurchased 0.648 million shares of its common shares at an average price of $25.23 per share, raising the total repurchases under the Company's authorized repurchase program to 4.718 million shares at an average price of $27.60 per share with a total repurchase expenditure to date of $130.3 million. As part of the Company's restructuring: (i) the treasury stock held by the Company prior to February 24, 2000 was retired, resulting in a reduction to treasury stock with a corresponding reduction of paid in capital and common stock; (ii) all issued and outstanding common stock of the Company was retired, as the stockholders of the Company became shareholders of Group; and (iii) the Company issued 1,000 shares of common stock to Group as its sole stockholder.

MARKET SENSITIVE INSTRUMENTS. The Company's risks associated with market sensitive instruments have not changed materially since the period ended December 31, 1999.

SAFE HARBOR DISCLOSURE. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), the Company in its Form 10-K for the fiscal year ended December 31, 1999 set forth cautionary statements identifying important factors, among others, that could cause its actual results to differ materially from those which might be projected, forecasted or estimated in its forward-looking statements, as defined in the Act, made by or on behalf of the Company in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls. These cautionary statements supplement other factors contained in this report which could cause the Company's actual results to differ materially from those which might be projected, forecasted or estimated in its forward-looking statements.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's results to differ materially from such forward-looking statements. Such forward-looking statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings (including earnings per share), cash flows, and common stockholders' equity (including book value per share), plans for future operations, investments, financing needs, capital plans, dividends, plans relating to products or services of the Company, and estimates concerning the effects of litigation or other disputes, as well as assumptions for any of the foregoing and are generally expressed with words such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts,"
"goals," "could have," "may have" and similar expressions. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - ITEM 3

                       EVEREST REINSURANCE HOLDINGS, INC.
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

         MARKET RISK INSTRUMENTS. The Company's risks associated with market sensitive instruments have not changed materially since the period ended December 31, 1999.

                       EVEREST REINSURANCE HOLDINGS, INC.

                               OTHER INFORMATION


PART II - ITEM 1.  LEGAL PROCEEDINGS

The Company is involved from time to time in ordinary routine litigation and arbitration proceedings incidental to its business. The Company does not believe that there are any other material pending legal proceedings to which it or any of is subsidiaries or their properties are subject.

PART II - ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.     A special meeting of stockholders was held on February 23, 2000.

c. An Agreement and Plan of Merger among Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. and Everest Re Merger Corporation was approved by the stockholders. The holders of 28,314,453 shares voted in favor of the Agreement and Plan of Merger; the holders of 780,732 shares voted against the Agreement and Plan of Merger; and the holders of 31,200 shares abstained. There were no broker-non-votes.

PART II - ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.     Exhibit Index:

       Exhibit No.
       -----------

       3.2     By-Laws of Everest Reinsurance Holdings, Inc., filed herewith.
       27.1    Financial Data Schedule, filed herewith.

b.     Reports on Form 8-K

       A report on Form 8-K dated February 23, 2000 was filed on February 24, 2000 reporting the completion of a corporate restructuring involving the Company and reporting that Holdings entered into an agreement with The Prudential Insurance Company of America to acquire Gibraltar Casualty Company. A report on Form 8-K, dated March 14, 2000 was filed on March 15, 2000 reporting that Holdings closed its offering of 8.5% Senior Notes due March 15, 2005 and 8.75% Senior Notes due March 15, 2010.

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

                                        Everest Reinsurance Holdings, Inc.
                                                   (Registrant)





                                  - By: /S/ Stephen L. Limauro
                                            -----------------------------------
                                  Stephen L. Limauro
                                  Duly Authorized Officer, Senior Vice President
                                   and Chief Financial Officer


Dated:  May 9, 2000