Form 10-Q
period 2000-06-30
EVEREST REINSURANCE HOLDINGS INC
filed 2000-08-11
CIK 914748

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:                                   Commission File Number:
    June 30, 2000                                                1-13816
---------------------                                    ----------------------

                       Everest Reinsurance Holdings, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




       Delaware                                             22-3263609
------------------------                           ----------------------------
(State or other juris-                             (IRS Employer Identification
diction of incorporation                             Number)
   or organization)

                            Westgate Corporate Center
                      Liberty Corner, New Jersey 07938-0830
                          ----------------------------
                                 (908) 604-3000
                          ----------------------------

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

                                                   Number of Shares Outstanding
            Class                                       at August 10, 2000
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

                       EVEREST REINSURANCE HOLDINGS, INC.

                               Index To Form 10-Q

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------
                                                                           Page
                                                                           ----
ITEM 1.  FINANCIAL STATEMENTS
         --------------------

         Consolidated Balance Sheets at June 30, 2000  (unaudited)
          and December 31, 1999                                               3

         Consolidated Statements of Operations and Comprehensive Income
          for the three months and six months ended June 30, 2000 and
          1999 (unaudited)                                                    4

         Consolidated Statements of Changes in Stockholders' Equity for
          the three months and six months ended June 30, 2000 and 1999
          (unaudited)                                                         5

         Consolidated Statements of Cash Flows for the three months and
          six months ended June 30, 2000 and 1999 (unaudited)                 6

         Notes to Consolidated Interim Financial Statements                   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS                                           17
         -------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          27
         ----------------------------------------------------------

                                     PART II

                                OTHER INFORMATION
                                -----------------

ITEM 1.  LEGAL PROCEEDINGS                                                   28
         -----------------

ITEM 2.  CHANGES IN SECURITIES                                             None
         ---------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   None
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               None
         ---------------------------------------------------

ITEM 5.  OTHER INFORMATION                                                 None
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    28
         --------------------------------

Part I - Item 1

                       EVEREST REINSURANCE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except par value per share)

                                              June 30,           December 31,
                                            -----------          -----------
                                               2000                 1999
                                            -----------          -----------
ASSETS:                                     (unaudited)
Fixed maturities - available for
 sale, at market value (amortized
 cost: 2000, $4,029,951; 1999,
 $3,940,625)                                $ 4,010,134          $ 3,885,278
Equity securities, at market value
 (cost: 2000, $23,035; 1999, $50,224)            41,984               90,693
Short-term investments                          101,481               73,558
Other invested assets                            28,666               27,482
Cash                                             66,169               62,227
                                            -----------          -----------
    Total investments and cash                4,248,434            4,139,238

Accrued investment income                        64,042               64,898
Premiums receivable                             338,716              294,941
Reinsurance receivables                         759,552              742,513
Funds held by reinsureds                        170,238              157,237
Deferred acquisition costs                       93,396               82,713
Prepaid reinsurance premiums                     22,040                9,582
Deferred tax asset                              188,009              188,326
Other assets                                     30,836               24,854
                                            -----------          -----------
TOTAL ASSETS                                $ 5,915,263          $ 5,704,302
                                            ===========          ===========

LIABILITIES:
Reserve for losses and adjustment
 expenses                                   $ 3,605,768          $ 3,646,992
Unearned premium reserve                        351,673              308,563
Funds held under reinsurance
 treaties                                       187,392              178,520
Losses in the course of payment                 100,051               67,065
Contingent commissions                           25,445               58,169
Other net payable to reinsurers                  27,256               13,217
Current federal income taxes                    (14,894)              (4,475)
8.5% Senior notes due 3/15/2005                 249,578                   -
8.75% Senior notes due 3/15/2010                198,969                   -
Revolving credit agreement
 borrowings                                     106,000               59,000
Interest accrued on debt and
 borrowings                                      11,849                  106
Other liabilities                                65,324               49,663
                                            -----------          -----------
    Total liabilities                         4,914,411            4,376,820
                                            -----------          -----------

STOCKHOLDERS' EQUITY:
Common stock, par value: $0.01; 200
 million shares authorized; 1,000
 shares issued in 2000 and 50.9
 million shares issued in 1999                       -                   509
Additional paid-in capital                      253,177              390,912
Unearned compensation                                -                  (109)
Accumulated other comprehensive
 income, net of deferred income
 taxes benefit of $1.1 million in
 2000 and deferred income taxes
 benefit of $9.1 million in 1999                 (7,802)             (16,701)
Retained earnings                               755,477            1,074,941
Treasury stock, at cost; 0.0 million
 shares in 2000 and 4.4 million
 shares in 1999                                      -              (122,070)
                                            -----------          -----------
    Total stockholders' equity                1,000,852            1,327,482
                                            -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                     $ 5,915,263          $ 5,704,302
                                            ===========          ===========

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                (Dollars in thousands, except per share amounts)

                                    Three Months Ended         Six Months Ended
                                          June 30,                 June 30,
                                  ----------------------    ----------------------
                                    2000         1999         2000         1999
                                  ---------    ---------    ---------    ---------
                                                    (unaudited)
REVENUES:
Premiums earned                   $ 285,780    $ 275,419    $ 551,964    $ 509,554
Net investment income                66,941       64,570      130,750      126,650
Net realized capital (loss)          (8,185)      (7,267)        (321)      (9,453)
Other income/(expense)                 (370)      (1,700)         440       (1,603)
                                  ---------    ---------    ---------    ---------
Total revenues                      344,166      331,022      682,833      625,148
                                  ---------    ---------    ---------    ---------

CLAIMS AND EXPENSES:
Incurred loss and loss
 adjustment expenses                233,669      196,852      430,058      365,721
Commission, brokerage,
 taxes and fees                      46,272       74,590      111,930      136,241
Other underwriting expenses          12,734       12,457       24,242       23,984
Interest expense on senior
 notes                                9,722           -        11,342           -
Interest expense on credit
 facility                             1,888          283        3,351          283
                                  ---------    ---------    ---------    ---------
Total claims and expenses           304,285      284,182      580,923      526,229
                                  ---------    ---------    ---------    ---------

INCOME BEFORE TAXES                  39,881       46,840      101,910       98,919

Income tax                            8,340        8,775       21,319       19,612
                                  ---------    ---------    ---------    ---------

NET INCOME                        $  31,541    $  38,065    $  80,591    $  79,307
                                  =========    =========    =========    =========

Other comprehensive income/
 (loss), net of tax                  (6,035)     (68,671)       8,899      (98,521)
                                  ---------    ---------    ---------    ---------

COMPREHENSIVE INCOME/(LOSS)       $  25,506    $ (30,606)   $  89,490    $ (19,214)
                                  =========    =========    =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                (Dollars in thousands, except per share amounts)


                                        Three Months Ended          Six Months Ended
                                             June 30,                   June 30,
                                     -----------------------    -----------------------
                                        2000         1999          2000         1999
                                     ----------   ----------    ----------   ----------
                                                        (unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period              1,000   49,006,740    46,457,817   49,989,204
Issued during the period                     -            -          8,500       16,800
Treasury stock acquired during
 the period                                  -      (353,800)     (648,400)  (1,354,120)
Treasury stock reissued during
 the period                                  -         1,288         1,780        2,344
Common stock retired during the
 period                                      -            -    (45,819,697)          -
Issued during the period                     -            -          1,000           -
                                     ----------   ----------    ----------   ----------
Balance, end of period                    1,000   48,654,228         1,000   48,654,228
                                     ==========   ==========    ==========   ==========

COMMON STOCK (par value):
Balance, beginning of period         $       -    $      509    $      509   $      509
Common stock retired during
 the period                                  -            -           (509)          -
Issued during the period                     -            -             -            -
                                     ----------   ----------    ----------   ----------
Balance, end of period                       -           509            -           509
                                     ----------   ----------    ----------   ----------

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period            252,979      390,881       390,912      390,559
Retirement of treasury stock
 during the period                           -            -       (138,546)          -
Common stock issued during
 the period                                  -            -            157          307
Treasury stock reissued
 during the period                           -            10            (2)          25
Contribution from subsidiary                198           -            198           -
Common stock retired during
 the period                                  -            -            458           -
                                     ----------   ----------    ----------   ----------
Balance, end of period                  253,177      390,891       253,177      390,891
                                     ----------   ----------    ----------   ----------

UNEARNED COMPENSATION:
Balance, beginning of period                 -          (200)         (109)        (240)
Net increase during the
 period                                      -            40           109           80
                                     ----------   ----------    ----------   ----------
Balance, end of period                       -          (160)           -          (160)
                                     ----------   ----------    ----------   ----------

ACCUMULATED OTHER COMPREHENSIVE
 INCOME, NET OF DEFERRED INCOME
 TAXES:
Balance, beginning of period             (1,767)     155,668       (16,701)     185,518
Net increase (decrease) during
 the period                              (6,035)     (68,671)        8,899      (98,521)
                                     ----------   ----------    ----------   ----------
Balance, end of period                   (7,802)      86,997        (7,802)      86,997
                                     ----------   ----------    ----------   ----------

RETAINED EARNINGS:
Balance, beginning of period            723,914      966,737     1,074,941      928,500
Net income                               31,541       38,065        80,591       79,307
Restructure adjustments                      22           -            (55)          -
Dividends paid to parent                     -        (2,896)     (400,000)      (5,901)
                                     ----------   ----------    ----------   ----------
Balance, end of period                  755,477    1,001,906       755,477    1,001,906
                                     ----------   ----------    ----------   ----------

TREASURY STOCK AT COST:
Balance, beginning of period                 -       (58,344)     (122,070)     (25,642)
Treasury stock retired during
 the period                                  -            -        138,454           -
Treasury stock acquired
 during the period                           -       (11,072)      (16,426)     (43,799)
Treasury stock reissued
 during the period                           -            30            42           55
                                     ----------   ----------    ----------   ----------
Balance, end of period                       -       (69,386)           -       (69,386)
                                     ----------   ----------    ----------   ----------

TOTAL STOCKHOLDERS' EQUITY,
 END OF PERIOD                       $1,000,852   $1,410,757    $1,000,852   $1,410,757
                                     ==========   ==========    ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                     Three Months Ended         Six Months Ended
                                          June 30,                   June 30,
                                  -----------------------    -----------------------
                                     2000         1999          2000         1999
                                  ----------   ----------    ----------   ----------
CASH FLOWS FROM OPERATING                             (unaudited)
 ACTIVITIES:
Net income                        $   31,540   $   38,065    $   80,591   $   79,307
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  (Increase) decrease in
   premiums receivable               (17,269)       9,411       (47,162)     (16,841)
  Decrease (increase) in funds
   held, net                           7,920      (23,492)       (5,968)     (20,098)
  (Increase) decrease in
   reinsurance receivables           (26,843)      43,063       (18,146)     128,701
  (Increase) in deferred tax
   asset                              (1,711)      (2,110)       (4,482)      (9,182)
  (Decrease) in reserve for
   losses and loss adjustment
   expenses                           (2,213)     (41,487)      (15,864)     (62,848)
  Increase (decrease) in
   unearned premiums                  14,653       (1,343)       44,928        8,648
  Decrease in other assets
   and liabilities                   (13,316)     (32,190)       (7,189)      (9,963)
  Non cash compensation
   expense                                -            40           109           80
  Accrual of bond discount/
   amortization of bond premium       (2,076)      (1,228)       (3,583)      (2,540)
  Amortization of underwriting
   discount on senior notes               34           -             40           -
  Restructure adjustment                  23           -            (55)          -
  Realized capital losses              8,185        7,267           321        9,453
                                  ----------   ----------    ----------   ----------
Net cash (used in) provided by
 operating activities                 (1,073)      (4,004)       23,540      104,717
                                  ----------   ----------    ----------   ----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Proceeds from fixed maturities
 matured/called - available
 for sale                             58,159       50,048        87,615      123,679
Proceeds from fixed maturities
 sold - available for sale           313,447      250,976       411,137      327,094
Proceeds from equity securities
 sold                                  4,917        2,620        47,580        2,620
Proceeds from other invested
 assets sold                              -           131            -           131
Cost of fixed maturities
 acquired - available for sale      (379,238)    (299,940)     (625,678)    (537,645)
Cost of equity securities
 acquired                                (13)        (645)       (1,191)        (645)
Cost of other invested assets
 acquired                                (28)         (67)       (1,558)      (1,829)
Net (purchases) of short-term
 securities                             (643)     (22,653)      (26,349)     (18,715)
Net increase (decrease) increase
 in unsettled securities
 transactions                         13,949       (6,023)       11,868       14,051
                                  ----------   ----------    ----------   ----------
Net cash provided by (used in)
 investing activities                 10,550      (25,553)      (96,576)     (91,259)
                                  ----------   ----------    ----------   ----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Acquisition of treasury stock
 net of reissuances                       -       (11,042)      (16,478)     (43,729)
Common stock issued during
 the period                               -            10           106          317
Dividends paid to stockholders            -        (2,896)     (400,000)      (5,901)
Proceeds from issuance of
 senior notes                             -            -        448,507           -
Net borrowing on revolving
 credit agreement                         -        35,000        47,000       35,000
Contribution from subsidiary             198           -            198           -
                                  ----------   ----------    ----------   ----------
Net cash provided by (used in)
 financing activities                    198       21,072        79,333      (14,313)
                                  ----------   ----------    ----------   ----------

EFFECT OF EXCHANGE RATE
 CHANGES ON CASH                      (2,211)      (1,980)       (2,355)      (4,361)
                                  ----------   ----------    ----------   ----------

Net increase (decrease)
 increase in cash                      7,464      (10,465)        3,942       (5,216)

Cash, beginning of period             58,705       44,575        62,227       39,326
                                  ----------   ----------    ----------   ----------
Cash, end of period               $   66,169   $   34,110    $   66,169   $   34,110
                                  ==========   ==========    ==========   ==========

SUPPLEMENTAL CASH FLOW
 INFORMATION:
Cash transactions:
Income taxes paid, net            $   32,026   $   33,634    $   37,016   $   33,634
Interest paid                     $    1,987   $      213    $    2,910   $      213
Non-cash financing
 transaction:
Issuance of common stock          $       -    $       40    $       -    $       80

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

1.       GENERAL

On February 24, 2000, a corporate restructuring was completed and Everest Re Group, Ltd. ("Group") became the new parent holding company of Everest Reinsurance Holdings, Inc. (the "Company"), which remains the holding company for Group's U.S. based operations. The Company is filing this report as a result of its public issuance of debt securities on March 14, 2000.

The consolidated financial statements of the Company for the three months and six months ended June 30, 2000 and 1999 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the three months and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 1999, 1998 and 1997.

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

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

Although these complications have become less severe in recent years, management believes that these factors continue to render reserves for asbestos and environmental losses significantly less subject to traditional actuarial methods than are reserves on other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgement of management, the facts and prevailing law reflect an exposure for the Company or its ceding companies. In connection with its initial public offering in October 1995, the Company purchased an aggregate stop loss retrocession agreement (the "Stop Loss Agreement") from Gibraltar Casualty Company ("Gibraltar"), an affiliate of the Company's former parent, The Prudential Insurance Company of America ("The Prudential"). This coverage protects the Company's consolidated earnings against up to $375.0 million of the first $400.0 million of adverse development, if any, on the Company's consolidated reserves for losses, allocated loss adjustment expenses and uncollectible reinsurance at June 30, 1995 (December 31, 1994 for catastrophe losses). Through June 30, 2000, cessions under the Stop Loss Agreement have aggregated $285.6 million with available remaining limits net of coinsurance of $89.4 million. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, if coverage under the Stop Loss Agreement is exhausted, could have a material adverse effect on the Company's future financial condition, results of operations and cash flows.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the three months and six months ended June 30, 2000 and 1999:

(dollar amounts in thousands)      Three Months Ended         Six Months Ended
                                        June 30,                   June 30,
                                   2000         1999          2000         1999
                                 -------------------------------------------------
Gross basis:
Beginning of period reserves     $ 598,046    $ 654,417     $ 614,236    $ 660,793
Incurred losses                         -           985            -         2,586
Paid losses                        (17,778)     (15,909)      (33,968)     (23,886)
                                 -------------------------------------------------
End of period reserves           $ 580,268    $ 639,493     $ 580,268    $ 639,493
                                 =================================================

Net basis:
Beginning of period reserves     $ 357,085    $ 379,828     $ 365,069    $ 263,542
Incurred losses (1)                     -            -             -            -
Paid losses (2)                    (12,181)      (6,815)      (20,165)     109,471
                                 -------------------------------------------------
End of period reserves           $ 344,904    $ 373,013     $ 344,904    $ 373,013
                                 =================================================

(1) No losses were ceded in either the three months or the six months ended June 30, 2000 or in the three months or six months ended June 30, 1999 under the incurred loss reimbursement feature of the Stop Loss Agreement.

(2) No losses were ceded in either the three months or the six months ended June 30, 2000 and $0.0 million and $118.8 million were ceded as paid losses under the Stop Loss Agreement in the three months ended and the six months ended June 30, 1999, respectively.

At June 30, 2000, the gross reserves for asbestos and environmental losses were comprised of $120.4 million representing case reserves reported by ceding companies, $78.1 million representing additional case reserves established by the Company on assumed reinsurance claims, $51.1 million representing case reserves established by the Company on direct excess insurance claims and $330.6 million representing incurred but not reported ("IBNR") reserves.

To the extent loss reserves on assumed reinsurance need to be increased and were not ceded to unaffiliated reinsurers under existing reinsurance agreements, the Company would be entitled to partial reimbursements consistent with the terms of the Stop Loss Agreement. To the extent loss reserves on direct excess insurance policies needed to be increased and were not ceded to unaffiliated reinsurers under existing reinsurance agreements, the Company would be entitled to

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

100% protection from Gibraltar under a retrocessional agreement that has been in place since 1986. While there can be no assurance that reserves for and losses from these claims would not increase in the future, management believes that the Company's existing reserves and ceded reinsurance arrangements, including reimbursements available under the Stop Loss Agreement, lessen the probability that such increases, if any, would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

On February 24, 2000, the Company announced an agreement with The Prudential to acquire all of the issued and outstanding shares of Gibraltar for approximately $52.0 million. Closing of the acquisition will be subject to the satisfaction of customary closing conditions and the receipt of regulatory approvals.

Upon the closing of the acquisition, the Company's current reinsurance contracts with Gibraltar, including the Stop Loss Agreement, will remain in effect. However, these contracts will become transactions with affiliates with the financial impact eliminated through inter-company accounts. The Prudential's guarantee of Gibraltar's obligations to the Company will be terminated.

In connection with the acquisition, a subsidiary of The Prudential will provide reinsurance to Gibraltar covering 80% of the first $200.0 million of any adverse development in Gibraltar's reserves and The Prudential will guarantee the subsidiary's obligations to Gibraltar.

The Company is involved from time to time in ordinary routine litigation and arbitration proceedings incidental to its business. The Company does not believe that there are any other material pending legal proceedings to which it or any of its subsidiaries or their properties are subject.

The Prudential sells annuities, which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior years, the Company, for a fee, accepted the claim payment obligation of these property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at June 30, 2000 was $141.7 million.

The Company has purchased annuities from an unaffiliated life insurance company to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at June 30, 2000 was $12.4 million.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

3.       OTHER COMPREHENSIVE INCOME

The Company's other comprehensive income / (loss) is comprised as follows:

(dollar amounts in thousands)         Three Months Ended         Six Months Ended
                                           June 30,                  June 30,
                                      2000         1999         2000          1999
                                    -------------------------------------------------
Net unrealized appreciation
 (depreciation) of investments,
 net of deferred income taxes      ($  6,681)   ($ 71,248)    $   9,093    ($ 102,412)
Currency translation                     646        2,577          (194)        3,891
                                    -------------------------------------------------
Other comprehensive
 income/(loss), net of deferred
 income taxes                      ($  6,035)   ($ 68,671)    $   8,899    ($  98,521)
                                    =================================================

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

The Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Reinsurance Company ("Everest Re") to maintain its statutory surplus at $850.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions. The Company was in compliance with these requirements at June 30, 2000 as well as for the three months and the six months ended June 30, 2000.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

As of June 30, 2000 and 1999, the Company had outstanding credit line borrowings of $106.0 million and $35.0 million, respectively. Interest expense incurred in connection with these borrowings was $3.4 million and $0.3 million for the periods ended June 30, 2000 and 1999, respectively.

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

Interest expense incurred in connection with these senior notes was $11.3 million for the period ended June 30, 2000.

6.       SEGMENT REPORTING

The Company, through its subsidiaries, operates in five segments: U.S. Broker Treaty, U.S. Direct Treaty Reinsurance and Insurance, U.S. Facultative, Marine, Aviation and Surety and International. The U.S. Broker Treaty operation writes property, casualty and accident and health reinsurance through reinsurance brokers within the United States. The U.S. Direct Treaty Reinsurance and Insurance operation writes property, casualty and accident and health reinsurance directly with ceding companies and primary property and casualty insurance through agency relationships and program administrators within the United States. The U.S. Facultative operation writes property, casualty and specialty business through brokers and directly with ceding companies within the United States. The Marine, Aviation and Surety operation writes marine, aviation and surety business within the United States and worldwide. The International operation writes reinsurance through the Company's branches in Belgium, London, Canada, Hong Kong and Singapore, in addition to foreign "home-office" business. The U.S. Facultative, Marine, Aviation and Surety and International operations write business through brokers and directly with ceding companies.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

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

The following tables present the relevant underwriting results for the operating segments for the three months and six months ended June 30, 2000 and 1999, with all dollar values presented in thousands.

                               U.S. BROKER TREATY
-------------------------------------------------------------------------------
                                  Three Months Ended       Six Months Ended
                                       June 30,                 June 30,
                                  2000         1999         2000        1999
                               ------------------------------------------------
Earned premiums                $ 103,655    $ 102,558    $ 209,718    $ 177,883
Incurred losses and loss
 adjustment expenses              96,709       75,751      174,011      143,880
Commission and brokerage           1,223       24,392       23,271       44,272
Other underwriting expenses        2,536        2,528        4,880        4,764
                               ------------------------------------------------
Underwriting gain/(loss)       $   3,187   ($     113)   $   7,556   ($  15,033)
                               =================================================

                  U.S. DIRECT TREATY REINSURANCE AND INSURANCE
-------------------------------------------------------------------------------
                                 Three Months Ended         Six Months Ended
                                       June 30,                 June 30,
                                  2000         1999         2000        1999
                               ------------------------------------------------
Earned premiums                $  63,464    $  52,192    $ 116,249    $  88,222
Incurred losses and loss
 adjustment expenses              43,090       37,147       76,785       62,222
Commission and brokerage          14,137       14,514       29,688       24,587
Other underwriting expenses        3,370        3,729        6,651        5,929
                               ------------------------------------------------
Underwriting gain/(loss)       $   2,867   ($   3,198)   $   3,125   ($   4,516)
                               ================================================


                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                U.S. FACULTATIVE
-------------------------------------------------------------------------------
                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                  2000         1999         2000        1999
                               ------------------------------------------------
Earned premiums                $  18,247    $  15,915    $  35,096    $  34,944
Incurred losses and loss
 adjustment expenses              12,698        9,051       23,739       20,338
Commission and brokerage           3,711        3,384        7,190        7,582
Other underwriting expenses        1,491        1,633        2,992        3,126
                               ------------------------------------------------
Underwriting gain/(loss)       $     347    $   1,847    $   1,175    $   3,898
                               ================================================

                           MARINE, AVIATION AND SURETY
-------------------------------------------------------------------------------
                                 Three Months Ended         Six Months Ended
                                       June 30,                 June 30,
                                  2000         1999         2000        1999
                               ------------------------------------------------
Earned premiums                $  25,473    $  29,168    $  49,761    $  60,539
Incurred losses and loss
 adjustment expenses              24,447       20,314       42,299       40,604
Commission and brokerage           8,117       10,181       16,895       19,530
Other underwriting expenses          987          975        1,903        1,844
                               ------------------------------------------------
Underwriting gain/(loss)      ($   8,078)  ($   2,302)  ($  11,336)   ($  1,439)
                               ================================================

                                  INTERNATIONAL
-------------------------------------------------------------------------------
                                  Three Months Ended       Six Months Ended
                                       June 30,                 June 30,
                                  2000         1999        2000         1999
                               ------------------------------------------------
Earned premiums                $  74,941    $  75,588    $ 141,140    $ 147,968
Incurred losses and loss
 adjustment expenses              56,722       54,590      113,224       98,678
Commission and brokerage          19,087       22,120       34,886       40,271
Other underwriting expenses        3,460        3,991        6,846        7,550
                               ------------------------------------------------
Underwriting gain/(loss)      ($   4,328)   ($  5,113)  ($  13,816)   $   1,469
                               ================================================

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income, with all dollar values presented in thousands:

                               ---------------------------------------------------
                                 Three Months Ended           Six Months Ended
                                      June 30,                    June 30,
                                 2000          1999          2000          1999
                               ---------------------------------------------------
Underwriting gain (loss)      ($  6,005)    ($  8,879)    ($  13,296)   ($  15,621)
Net investment income            66,941        64,570        130,750       126,650
Realized gain (loss)             (8,185)       (7,267)          (321)       (9,453)
Corporate expenses                  890          (399)           970           771
Interest expense                 11,610           283         14,693           283
Other income (expense)             (370)       (1,700)           440        (1,603)
                               ---------------------------------------------------
Income before taxes            $ 39,881      $ 46,840      $ 101,910     $  98,919
                               ===================================================

The Company writes premium in the United States and selected international markets. The revenues, net income and identifiable assets of any individual non-U.S. country in which the Company writes business are, in each case, less than 10% of the Company's consolidated results.

7.       FUTURE APPLICATION OF ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. This statement shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board amended SFAS No. 133 with SFAS No. 138, which facilitates the implementation of SFAS No. 133. Management believes that these statements will not have a material impact on the financial position of the Company.

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

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

In addition, the Company engages in business transactions with Group. The only material transaction with Group that occurred during the period ended June 30, 2000 was a $400.0 million distribution to Group to facilitate the completion of the corporate restructuring.

PART I - ITEM 2

                       EVEREST REINSURANCE HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

RESTRUCTURING

On February 24, 2000, a corporate restructuring was completed and Everest Re Group, Ltd. ("Group") became the new parent holding company of Everest Reinsurance Holdings, Inc. (the "Company"), which remains the holding company for Group's U.S. based operations. The Company is filing this report as a result of its public issuance of debt securities on March 14, 2000.

INDUSTRY CONDITIONS

Since 1987, a number of factors, including the emergence of significant reinsurance capacity from the Bermuda and rejuvenated Lloyd's markets, higher retentions by primary insurance companies and consolidation and increased capital levels in the insurance industry, have caused increasingly competitive global market conditions across most lines of business and have influenced the softening of prices and contract terms in the current market place. Recently, market conditions, including industry-wide results of operations, have led to modest premium rate increases in some lines of insurance and reinsurance. Although the Company is encouraged by these improvements in some market conditions, the Company cannot predict with any reasonable certainty if, when or to what extent market conditions as a whole will change.

SEGMENT INFORMATION

The Company, through its subsidiaries, operates in five segments: U.S. Broker Treaty, U.S. Direct Treaty Reinsurance and Insurance, U.S. Facultative, Marine, Aviation and Surety and International. The U.S. Broker Treaty operation writes property, casualty and accident and health reinsurance through reinsurance brokers within the United States. The U.S. Direct Treaty Reinsurance and Insurance operation writes property, casualty and accident and health reinsurance directly with ceding companies and primary property and casualty insurance through agency relationships and program administrators within the United States. The U.S. Facultative operation writes property, casualty and specialty business through brokers and directly with ceding companies within the United States. The Marine, Aviation and Surety operation writes marine, aviation and surety business within the United States and worldwide. The International operation writes reinsurance through the Company's branches in Belgium, London, Canada, Hong Kong and Singapore, in addition to foreign "home-office" business. The U.S. Facultative, Marine, Aviation and Surety and International operations write business through brokers and directly with ceding companies.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments based upon their underwriting results.


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

PREMIUMS. Gross premiums written increased 15.2% to $326.2 million in the three months ended June 30, 2000 from $283.2 million in the three months ended June 30, 1999 as the Company took advantage of selected growth opportunities, while continuing to generally maintain a disciplined underwriting approach. Premium growth areas included a 53.6% ($27.9 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation, mainly attributable to growth in accident and health reinsurance and primary insurance writings, a 33.4% ($5.3 million) increase in the U.S. Facultative operation, attributable to growth across all lines coupled with reporting variability, a 7.8% ($8.5 million) increase in the U.S. Broker Treaty operation, attributable to growth across its property and casualty lines and a 6.7% ($5.1 million) increase in the International operation. These increases were partially offset by a 12.0% ($3.7 million) decrease in the Marine, Aviation and Surety operation, reflecting the continued highly competitive current market conditions faced by this operation. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $31.1 million in the three months ended June 30, 2000 from $11.8 million in the three months ended June 30, 1999. This increase was principally attributable to adjustment premiums of $11.7 million ceded in 2000 relating to claims made under the 1999 accident year aggregate excess of loss element of the Company's corporate retrocessional program, together with the higher utilization of contract specific retrocessions in the U.S. Broker Treaty and U.S. Direct Reinsurance and Insurance operations.

Net premiums written increased by 8.7% to $295.1 million in the three months ended June 30, 2000 from $271.4 million in the three months ended June 30, 1999. This increase was consistent with the increase in gross premiums written, partially offset by the increase in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 3.4% to $285.8 million in the three months ended June 31, 2000 from $275.4 million in the three months ended June 30, 1999. Contributing to this increase was a 21.6% ($11.3 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation, a 14.7% ($2.3 million) increase in the U.S. Facultative operation and a 1.1% ($1.1 million) increase in the U.S. Broker Treaty operation. These increases were partially offset by a 12.7% ($3.7 million) decrease in the Marine, Aviation and Surety operation and a 0.9% ($0.6 million) decrease in the International operation. All of these changes reflect period to period changes in net written premiums and business mix together with normal variability in earnings patterns.

EXPENSES. Incurred loss and loss adjustment expenses ("LAE") increased by 18.7% to $233.7 million in the three months ended June 30, 2000 from $196.9 million in the three months ended June 30, 1999. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned together with strengthening of prior period reserves in select areas, including on a multi-year reinsurance treaty where such losses within the current experience band were accompanied by correspondingly lower commissions. This increase was partially offset by losses ceded under the Company's corporate retrocessional program and the impact of changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events, and are net of reinsurance. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program, in the three months ended June 30, 2000 were $6.2 million, mainly reflecting modest net adverse development on 1999 catastrophe events, compared to net catastrophe losses of $6.2 million in the three months ended June 30, 1999. Net incurred losses and LAE for the three months ended June 30, 2000 reflected ceded losses and LAE of $40.5 million, including $23.5 million ceded under the 1999 accident year aggregate excess of loss component of the Company's corporate retrocessional program and $0.0 million ceded under the Stop Loss Agreement. Ceded losses and LAE in the three months ended June 30, 1999 were $8.9 million with no cessions under the Stop Loss Agreement or the accident year aggregate excess of loss component of the Company's corporate retrocessional program.

Contributing to the increase in incurred losses and LAE in the three months ended June 30, 2000 from the three months ended June 30, 1999 were a 40.3% ($3.6 million) increase in the U.S. Facultative operation mainly attributable to increased premium volume, a 27.7% ($21.0 million) increase in the U.S. Broker Treaty operation attributable to the increased premium volume as well as the loss reserve strengthening on the multi-year reinsurance treaty noted above, an 20.3% ($4.1 million) increase in the Marine, Aviation and Surety operation, principally reflecting reserve strengthening relating to prior period aviation exposures, a 16.0% ($5.9 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation, principally as a result of increased premium volume and a 3.9% ($2.1 million) increase in the International operation due to reserve strengthening relating to prior period exposures, including 1999 accident year catastrophe losses. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss and LAE ratio ("loss ratio"), which is calculated by dividing incurred losses and LAE by premiums earned, increased by 10.3 percentage points to 81.8% for the three months ended June 30, 2000 from 71.5% for the three months ended June 30, 1999 reflecting the incurred losses and LAE discussed above. The Marine, Aviation and Surety, U.S. Broker Treaty, U.S. Facultative and International operations' loss ratios increased to 96.0%, 93.3%, 69.6% and 75.7% for the three months ended June 30, 2000 from 69.6%, 73.9%, 56.9% and 72.2% for the three months ended June 30, 1999, respectively. The U.S. Direct Treaty Reinsurance and Insurance operations' loss ratio decreased to 67.9% for the three months ended June 30, 2000 from 71.2% for the three months ended June 30, 1999. The loss ratios for all operations are impacted by the factors noted above.

Underwriting expenses decreased by 32.2% to $59.0 million in the three months ended June 30, 2000 from $87.0 million in the three months ended June 30, 1999. Commission, brokerage, taxes and fees decreased by $28.3 million, principally reflecting the Company's reassessment of the expected losses on the multi-year reinsurance treaty noted above that led to a $32.3 million decrease in contingent commissions with a corresponding increase to losses, partially offset by the increases in premiums written and changes in the business mix. Other underwriting expenses increased by $0.3 million. Contributing to these underwriting expense decreases were an 86.0% ($23.2 million) decrease in the U.S. Broker Treaty operation, which included the impact of the contingent commission adjustment noted above, an 18.4% ($2.1 million) decrease in the Marine, Aviation and Surety operation, a 13.6% ($3.6 million) decrease in the

International operation and a 4.0% ($0.8 million) decrease in the U.S. Direct Treaty Reinsurance and Insurance operation. These decreases were partially offset by a 3.7% ($0.2 million) increase in the U.S. Facultative operation. Except as noted, the changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type. The Company's expense ratio, which is calculated by dividing underwriting expenses by premiums earned, was 20.6% for the three months ended June 30, 2000 compared to 31.6% for the three months ended June 30, 1999.

The Company's combined ratio, which is the sum of the loss and expense ratios, decreased to 102.4% in the three months ended June 30, 2000 compared to 103.1% in the three months ended June 30, 1999. The U.S. Broker Treaty, International and U.S. Direct Treaty Reinsurance and Insurance operations' combined ratios decreased to 96.9%, 105.8% and 95.5%, respectively, for the three months ended June 30, 2000 from 100.1%, 106.8% and 106.1%, respectively, for the three months ended June 30, 1999. The Marine, Aviation and Surety and U.S. Facultative operations' combined ratios increased to 131.7% and 98.1%, respectively, for the three months ended June 30, 2000 from 107.9% and 88.4%, respectively, for the three months ended June 30, 1999. These changes reflect the loss and expense ratio variability noted above.

Interest expense for the three months ended June 30, 2000 was $11.6 million compared to $0.3 million for the three months ended June 30, 1999. Interest expense for the three months ended June 30, 2000 reflects $9.7 million relating to the Company's issuance of senior notes and $1.9 million relating to the Company's borrowing under it's revolving credit facility. Interest expense for the three months ended June 30, 1999 reflects $0.3 million relating to the Company's borrowing under its revolving credit facility.

Other expense for the three months ended June 30, 2000 was $0.4 million compared to $1.7 million for the three months ended June 30, 1999. The change in other expense for the respective periods was principally attributable to the impact of fluctuations in foreign currency exchange rates.

INVESTMENTS. Net investment income increased 3.7% to $66.9 million in the three months ended June 30, 2000 from $64.6 million in the three months ended June 30, 1999, principally reflecting the effect of investing the $122.3 million of cash flow from operations in the twelve months ended June 30, 2000 as well as the investment of $50.0 million in proceeds from the Company's debt issuance. The annualized pre-tax yield on average cash and invested assets was 6.3% in the three months ended June 30, 2000 and 1999. The imbedded pre-tax yield of cash and invested assets at June 30, 2000 was 6.6% compared with 6.2% at December 31, 1999, reflecting the additional funds invested over the intervening period, as well as the continued emphasis on enhancing investment yields through changes in asset mix, all in the context of changes in investment market conditions.

Net realized capital losses were $8.2 million in the three months ended June 30, 200, reflecting realized capital losses on the Company's investments of $12.0 million, partially offset by $3.8 million of realized capital gains, compared to net realized capital losses of $7.3 million in the three months ended June 30, 1999. The net realized capital losses in the three months ended June 30, 1999 reflected realized capital losses of $8.5 million, partially offset by $1.2 million of realized capital gains. The realized capital losses in the three months ended June 30, 2000 and 1999 arose mainly from activity in the Company's fixed maturity portfolio. The realized capital gains in the three months ended June 30, 2000 and 1999 arose mainly from activity in the Company's equity portfolio.

INCOME TAXES. The Company recognized income tax expense of $8.3 million in the three months ended June 30, 2000 compared to $8.8 million in the three months ended June 30, 1999.

NET INCOME. Net income was $31.5 million in the three months ended June 30, 2000 compared to $38.1 million in the three months ended June 30, 1999. This decrease generally reflects increased interest expense, partially offset by the improved underwriting and investment results.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

PREMIUMS. Gross premiums written increased 17.4% to $630.5 million in the six months ended June 30, 2000 from $537.1 million in the six months ended June 30, 1999 as the Company took advantage of selected growth opportunities, while continuing to generally maintain a disciplined underwriting approach. Premium growth areas included a 53.9% ($52.6 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation, mainly attributable to growth in accident and health reinsurance and primary insurance writings, a 26.4% ($50.2 million) increase in the U.S. Broker Treaty operation, attributable to growth across its property and casualty lines and a 4.9% ($1.7 million) increase in the U.S. Facultative operation. These increases were partially offset by a 14.4% ($8.8 million) decrease in the Marine, Aviation and Surety operation and a 1.5% ($2.3 million) decrease in the International operation reflecting the continued highly competitive current market conditions faced by these operations. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $47.8 million in the six months ended June 30, 2000 from $23.1 million in the six months ended June 30, 1999. This increase was principally attributable to the higher utilization of contract specific retrocessions in the U.S. Broker Treaty and U.S. Direct Reinsurance and Insurance operations, together with adjustment premiums of $11.7 million ceded in 2000 relating to claims made under the 1999 accident year aggregate excess of loss element of the Company's corporate retrocessional program.

Net premiums written increased by 13.4% to $582.7 million in the six months ended June 30, 2000 from $513.9 million in the six months ended June 30, 1999. This increase was consistent with the increase in gross premiums written, partially offset by the increase in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 8.3% to $552.0 million in the six months ended June 31, 2000 from $509.6 million in the six months ended June 30, 1999. Contributing to this increase was a 31.8% ($28.0 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation, a 17.9% ($31.8 million) increase in the U.S. Broker Treaty operation and a 0.4% ($0.2 million) increase in the U.S. Facultative operation. These increases were partially offset by a 17.8% ($10.8 million) decrease in the Marine, Aviation and Surety operation and a 4.6% ($6.8 million) decrease in the International operation. All of these changes reflect period to period changes in net written premiums and business mix together with normal variability in earnings patterns.

EXPENSES. Incurred loss and LAE increased by 17.6% to $430.1 million in the six months ended June 30, 2000 from $365.7 million in the six months ended June 30, 1999. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned together with strengthening of prior period reserves in select areas, including on a multi-year reinsurance treaty where such losses within the current experience band were accompanied by correspondingly lower commissions. This increase was partially offset by losses ceded under the Company's corporate retrocessional program and the impact of changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events and are net of reinsurance. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program, in the six months ended June 30, 2000 were $9.2 million, mainly reflecting modest net adverse development on 1999 catastrophe events, compared to net catastrophe losses of $17.6 million in the six months ended June 30, 1999. Net incurred losses and LAE for the six months ended June 30, 2000 reflected ceded losses and LAE of $57.3 million, including $23.5 million ceded under the 1999 accident year aggregate excess of loss component of the corporate retrocessional program and $0.0 million ceded under the Stop Loss Agreement. Ceded losses and LAE in the six months ended June 30, 1999 were $19.2 million with no cessions under the Stop Loss Agreement or the accident year aggregate excess of loss component of the corporate retrocessional program.

Contributing to the increase in incurred losses and LAE in the six months ended June 30, 2000 compared to the six months ended June 30, 1999 were a 23.4% ($14.6 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation, principally as a result of increased premium volume, a 20.9% ($30.1 million) increase in U.S. Broker Treaty operation, attributable to the increased premium volume as well as the loss reserve strengthening on the multi-year reinsurance treaty noted above, a 16.7% ($3.4 million) increase in the U.S. Facultative operation, a 14.7% ($14.5 million) increase in the International operation due to reserve strengthening related to prior period exposures, including 1999 accident year catastrophe losses, partially offset by the decrease in premium volume, and a 4.2% ($1.7 million) increase in the Marine, Aviation and Surety operation, principally reflecting reserve strengthening relating to prior period aviation exposures, partially offset by the decrease in premium volume. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss ratio increased by 6.1 percentage points to 77.9% for the six months ended June 30, 2000 from 71.8% for the six months ended June 30, 1999 reflecting the incurred losses and LAE discussed above. The U.S. Broker Treaty, International, Marine, Aviation and Surety and U.S. Facultative operations' loss ratios increased to 83.0%, 80.2%, 85.0% and 67.6% for the six months ended June 30, 2000 from 80.9%, 66.7%, 67.1% and 58.2% for the six months ended June 30,
1999, respectively. The U.S. Direct Treaty Reinsurance and Insurance operations' loss ratio decreased to 66.1% for the six months ended June 30, 2000 from 70.5% for the six months ended June 30, 1999. The loss ratios for all operations are impacted by the factors noted above.

Underwriting expenses decreased by 15.0% to $136.2 million in the six months ended June 30, 2000 from $160.2 million in the six months ended June 30, 1999. Commission, brokerage, taxes and fees decreased by $24.3 million, principally reflecting the Company's reassessment of the expected losses on a multi-year reinsurance treaty noted above that led to a $32.3 million decrease in contingent commissions with a corresponding increase to losses, partially offset by the increases in premiums written and changes in the mix of business. Other underwriting expenses increased by $0.3 million. Contributing to the underwriting expense decreases were a 42.6% ($20.9 million) decrease in the U.S. Broker Treaty operation, which included the impact of the contingent commission adjustment noted above, a 12.7% ($6.1 million) decrease in the International operation, a 12.1% ($2.6 million) decrease in the Marine, Aviation and Surety operation and a 4.9% ($0.5 million) decrease in the U.S. Facultative operation. These decreases were partially offset by a 19.1% ($5.8 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation. Except as noted, the changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type. The Company's expense ratio was 24.7% for the six months ended June 30, 2000 compared to 31.4% for the six months ended June 30, 1999.

The Company's combined ratio decreased to 102.6% in the six months ended June 30, 2000 compared to 103.2% in the six months ended June 30, 1999. The U.S. Broker Treaty and U.S. Direct Treaty Reinsurance and Insurance operations' combined ratios decreased to 96.4% and 97.3%, respectively, for the six months ended June 30, 2000 from 108.5% and 105.1%, respectively, for the six months ended June 30, 1999. The International, Marine, Aviation and Surety and U.S. Facultative operations' combined ratios increased to 109.8%, 122.8% and 96.7%, respectively, for the six months ended June 30, 2000 from 99.0%, 102.4% and 88.8%, respectively, for the six months ended June 30, 1999. These changes reflect the loss and expense ratio variability noted above.

Interest expense for the six months ended June 30, 2000 was $14.7 million compared to $0.3 million for the six months ended June 30, 1999. Interest expense for the six months ended June 30, 2000 reflects $11.3 million relating to the Company's issuance of senior notes and $3.4 million relating to the Company's borrowing under it's revolving credit facility. Interest expense for the six months ended June 30, 1999 reflects $0.3 million relating to the Company's borrowing under its revolving credit facility.

Other income for the six months ended June 30, 2000 was $0.4 million compared to other expenses of $1.6 million for the six months ended June 30, 1999. The change in other income and expense for the respective periods was principally attributable to the impact of fluctuations in foreign currency exchange rates.

INVESTMENTS. Net investment income increased 3.2% to $130.8 million in the six months ended June 30, 2000 from $126.7 million in the six months ended June 30, 1999, principally reflecting the effect of investing the $122.3 million of cash flow from operations in the twelve months ended June 30, 2000 as well as the investment of $50.0 million in proceeds from the Company's debt issuance. The annualized pre-tax yield on average cash and invested assets was 6.2% in the six months ended June 30, 2000 and 1999. The imbedded pre-tax yield of cash and invested assets at June 30, 2000 was 6.6% compared with 6.2% at December 31, 1999, reflecting the additional funds invested over the intervening period, as well as the continued emphasis on enhancing investment yields through changes in asset mix, all in the context of changes in investment market conditions.

Net realized capital losses were $0.3 million in the six months ended June 30, 200, reflecting realized capital losses on the Company's investments of $19.7 million, partially offset by $19.4 million of realized capital gains, compared to net realized capital losses of $9.5 million in the six months ended June 30, 1999. The net realized capital losses in the six months ended June 30, 1999 reflected realized capital losses of $10.9 million, partially offset by $1.4 million of realized capital gains. The realized capital losses in the six months ended June 30, 2000 and 1999 arose mainly from activity in the Company's fixed maturity portfolio. The realized capital gains in the six months ended June 30, 2000 and 1999 arose mainly from activity in the Company's equity portfolio.

INCOME TAXES. The Company recognized income tax expense of $21.3 million in the six months ended June 30, 2000 compared to $19.6 million in the six months ended June 30, 1999.

NET INCOME. Net income was $80.6 million in the six months ended June 30, 2000 compared to $79.3 million in the six months ended June 30, 1999. This increase generally reflects the decreases in net realized capital losses, together with the improved underwriting and investment results, partially offset by increased interest expense.


FINANCIAL CONDITION

INVESTED  ASSETS.  Aggregate  invested  assets,  including  cash and  short-term investments, were $4,248.4 million at June 30, 2000 and $4,139.2 million at December 31, 1999. The increase in invested assets between December 31, 1999 and June 30, 2000 resulted primarily from the Company's issuance of senior notes from which $50.0 million was retained in the Company and subsequently invested, $47.0 million in credit facility borrowings, $35.6 million in net unrealized appreciation of the Company's fixed maturity investments and $23.5 million in cash flows from operations generated during the six months ended June 30, 2000. This increase was partially offset by $21.6 million in net unrealized depreciation of the Company's equity portfolio and $16.4 million in share repurchases.

LIQUIDITY. The Company's liquidity requirements are met on both a short- and long-term basis by funds provided by premiums collected, investment income, collected reinsurance receivables balances and from the sale and maturity of investments together with the availability of funds under the Company's revolving credit facility. The Company's net cash flows from operating activities were $23.5 million and $104.7 million in the six months ended June 30, 2000 and 1999, respectively. These cash flows were impacted by recoveries under the Company's Stop Loss Agreement with Gibraltar, which contributed $9.5 million and $79.0 million of such net cash flows in the six months ended June 30, 2000 and 1999, respectively. Through June 30, 2000, cessions under the Stop Loss Agreement have aggregated $285.6 million with available remaining limits net of coinsurance of $89.4 million. These cash flows were also impacted by net catastrophe loss payments of $30.2 million and $20.5 million in the six months ended June 30, 2000 and 1999, respectively, net loss payments on asbestos and environmental exposures of $20.2 million and $9.3 million for the six months ended June 30, 2000 and 1999, respectively, and by net income taxes paid of $37.0 million and $33.3 million for the six months ended June 30, 2000 and 1999, respectively. Management believes that net cash flows from operating activities, after consideration of the factors noted above, are generally consistent with expectations given changes in the Company's mix of business over the past few years toward products with shorter loss development and payout periods and normal variability in the payout of loss reserves.

On February 24, 2000, the Company announced an agreement with The Prudential to acquire all of the issued and outstanding shares of Gibraltar for approximately $52.0 million. Closing of the acquisition will be subject to the satisfaction of customary closing conditions and the receipt of regulatory approvals.

Upon the closing of the acquisition, the Company's current reinsurance contracts with Gibraltar, including the Stop Loss Agreement, will remain in effect. However, these contracts will become transactions with affiliates with the financial impact eliminated through inter-company accounts. The Prudential's guarantee of Gibraltar's obligations to the Company will be terminated.

In connection with the acquisition, a subsidiary of The Prudential will provide reinsurance to Gibraltar covering 80% of the first $200.0 million of any adverse development in Gibraltar's reserves and The Prudential will guarantee the subsidiary's obligations to Gibraltar.

Proceeds from sales, calls and maturities and investment asset acquisitions were $558.2 million and $654.8 million, respectively, in the six months ended June 30, 2000, compared to $467.6 million and $558.9 million, respectively, in the six months ended June 30, 1999. The activity in the six months ended June 30, 2000 generally reflected normal portfolio management activity aimed at enhancing the Company's portfolio yield along with investment asset acquisitions made utilizing $50.0 million of the proceeds from the Company's debt issuance. The Company's current investment strategy seeks to maximize after-tax income through a high quality, diversified, duration sensitive, taxable bond and tax-exempt municipal bond portfolio, while maintaining an adequate level of liquidity.

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

The Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1, the Company to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $850.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions. The Company was in compliance with these requirements at June 30, 2000 as well as for the three months and six months ended June 30, 2000.

At June 30, 2000 and 1999, the Company had outstanding borrowings under the Credit Facility of $106.0 million and $35.0 million, respectively. Interest expense incurred in connection with these borrowings was $3.4 million and $0.3 million for the periods ended June 30, 2000 and 1999, respectively.

During the first quarter of 2000, the Company completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005. The Company distributed $400.0 million of these proceeds to Group of which $250.0 million was used by Group to capitalize Everest Reinsurance (Bermuda), Ltd. Interest expense incurred in connection with these senior notes was $11.3 million for the six months ended June 30, 2000.

SHAREHOLDERS' EQUITY. The Company's shareholders' equity decreased to $1,000.9 million as of June 30, 2000, from $1,327.5 million as of December 31, 1999, principally reflecting a $400.0 million distribution to Group as a result of the Company's debt issuance and $16.4 million in treasury stock acquired in the three months ended March 31, 2000, partially offset by net income of $80.6 million for the six months ended June 30, 2000. Prior to the restructuring, the Company repurchased 0.648 million shares of its common shares at an average price of $25.23 per share, raising the total repurchases under the Company's authorized repurchase program to 4.718 million shares at an average price of $27.60 per share with a total repurchase expenditure to date of $130.3 million. As part of the Company's restructuring: (i) the treasury stock held by the Company prior to February 24, 2000 was retired, resulting in a reduction to treasury stock with a corresponding reduction of paid-in capital and common stock; (ii) all issued and outstanding common stock of the Company was retired, as the stockholders of the Company became shareholders of Group; and (iii) the Company issued 1,000 shares of common stock to Group as its sole stockholder. In support of Group's share repurchase plan, the Company purchased 2,000 shares of Group's common shares at an average price of $27.44 per share subsequent to the restructuring in the three months ended March 31, 2000.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's results to differ materially from such forward-looking statements. Such forward-looking statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings (including earnings per share), cash flows, and common shareholders' equity (including book value per share), plans for future operations, investments, financing needs, capital plans, dividends, plans relating to products or services of the Company, and estimates concerning the effects of litigation or other disputes, as well as assumptions for any of the foregoing and are generally expressed with words such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts,"
"goals," "could have," "may have" and similar expressions. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Part II - ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibit Index:

         Exhibit No.      Description                           Location
         -----------      -----------                           --------

         10.1             Stock Purchase Agreement              Incorporated
                          between The Prudential Insurance      herein by
                          Company of America and Everest        reference to
                          Reinsurance Holdings, Inc. for the    Exhibit 10.32
                          sale of common stock of Gibraltar     to the Everest
                          Casualty Company dated                Re Group, Ltd.
                          February 24, 2000                     Annual Report
                                                                on Form 10-K
                                                                For the year
                                                                ended December
                                                                31, 1999

         10.2             Amendment No. 1 to Stock Purchase
                          Agreement between The Prudential
                          Insurance Company of America and
                          Everest Reinsurance Holdings, Inc.
                          for the sale of common stock of
                          Gibraltar Casualty Company dated
                          August 8, 2000                        Filed herewith


          27              Financial Data Schedule               Filed herewith

b) There were no reports on Form 8-K filed during the three-month period ending June 30, 2000.

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

                                        Everest Reinsurance Holdings, Inc.
                                                   (Registrant)





                                  /S/ Stephen L. Limauro
                                      ---------------------------------
                                  Stephen L. Limauro
                                  Duly Authorized Officer and Principal
                                   Accounting Officer

                                  Senior Vice President and Chief
                                   Financial Officer







Dated:  August 10, 2000