Form 10-Q
period 2000-09-30
EVEREST REINSURANCE HOLDINGS INC
filed 2000-11-09
CIK 914748

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                  Commission File Number:
  SEPTEMBER 30, 2000                                           1-13816
----------------------                                  -----------------------


                       EVEREST REINSURANCE HOLDINGS, INC.
                       ----------------------------------
             (Exact name of Registrant as specified in its charter)



       DELAWARE                                             22-3263609
------------------------                           ----------------------------
(State or other juris-                             (IRS Employer Identification
diction of incorporation                            Number)
 or organization)


                            WESTGATE CORPORATE CENTER
                      LIBERTY CORNER, NEW JERSEY 07938-0830
--------------------------------------------------------------------------------
                                 (908) 604-3000
--------------------------------------------------------------------------------

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


                                                   Number of Shares Outstanding
              Class                                     at November 9, 2000
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

                       EVEREST REINSURANCE HOLDINGS, INC.

                               INDEX TO FORM 10-Q

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------
                                                                           PAGE
                                                                           ----

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

         Consolidated Balance Sheets at September 30, 2000
          (unaudited) and December 31, 1999                                   3

         Consolidated Statements of Operations and Comprehensive
          Income for the three months and nine months ended
          September 30, 2000 and 1999 (unaudited)                             4

         Consolidated Statements of Changes in Stockholder's
          Equity for the three months and nine months ended
          September 30, 2000 and 1999 (unaudited)                             5

         Consolidated Statements of Cash Flows for the three
          months and nine months ended September 30, 2000 and
          1999 (unaudited)                                                    6

         Notes to Consolidated Interim Financial Statements (unaudited)       7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS                                 17
         -----------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          28
         ----------------------------------------------------------

                                     PART II

                                OTHER INFORMATION
                                -----------------

ITEM 1.  LEGAL PROCEEDINGS                                                   29
         -----------------

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                         None
         -----------------------------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   None
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               None
         ---------------------------------------------------

ITEM 5.  OTHER INFORMATION                                                 None
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    29

Part I - Item 1

                       EVEREST REINSURANCE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except par value per share)

                                          September 30,       December 31,
                                         ---------------     --------------
                                              2000                1999
                                         ---------------     --------------
ASSETS:                                    (unaudited)
Fixed maturities - available for
 sale, at market value (amortized
 cost: 2000, $4,424,070; 1999,
 $3,940,625)                             $     4,437,669     $    3,885,278
Equity securities, at market value
 (cost: 2000, $24,076; 1999, $50,224)             41,836             90,693
Short-term investments                            83,401             73,558
Other invested assets                             29,542             27,482
Cash                                              65,610             62,227
                                         ---------------     --------------
   Total investments and cash                  4,658,058          4,139,238

Accrued investment income                         77,020             64,898
Premiums receivable                              358,577            294,941
Reinsurance receivables                          468,389            742,513
Funds held by reinsureds                         168,376            157,237
Deferred acquisition costs                        97,806             82,713
Prepaid reinsurance premiums                      44,623              9,582
Deferred tax asset                               193,238            188,326
Other assets                                      32,824             24,854
                                         ---------------     --------------
TOTAL ASSETS                             $     6,098,911     $    5,704,302
                                         ===============     ==============

LIABILITIES:
Reserve for losses and adjustment
 expenses                                $     3,780,915     $    3,646,992
Unearned premium reserve                         384,120            308,563
Funds held under reinsurance
 treaties                                         91,054            178,520
Losses in the course of payment                   64,143             67,065
Contingent commissions                            23,848             58,169
Other net payable to reinsurers                   51,998             13,217
Current federal income taxes                     (11,511)            (4,475)
8.5% Senior notes due 3/15/2005                  249,597                 -
8.75% Senior notes due 3/15/2010                 198,986                 -
Revolving credit agreement
 borrowings                                      137,000             59,000
Interest accrued on debt and
 borrowings                                        2,278                106
Other liabilities                                 65,023             49,663
                                         ---------------     --------------
   Total liabilities                           5,037,451          4,376,820
                                         ---------------     --------------


STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01;
 200 million shares authorized;
 1,000 shares issued in 2000 and
 50.9 million shares issued in 1999                   -                 509
Additional paid-in capital                       253,177            390,912
Unearned compensation                                 -                (109)
Accumulated other comprehensive
 income, net of deferred income
 taxes of $6.6 million in 2000 and
 deferred income taxes benefit of
 $9.1 million in 1999                             12,416            (16,701)
Retained earnings                                795,867          1,074,941
Treasury stock, at cost; 0.0
 million shares in 2000 and 4.4
 million shares in 1999                               -            (122,070)
                                         ---------------     --------------
   Total stockholder's equity                  1,061,460          1,327,482
                                         ---------------     --------------
TOTAL LIABILITIES AND STOCKHOLDER'S
 EQUITY                                  $     6,098,911     $    5,704,302
                                         ===============     ==============

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                (Dollars in thousands, except per share amounts)

                               Three Months Ended         Nine Months Ended
                                  September 30,             September 30,
                             ----------------------    ------------------------
                               2000         1999          2000          1999
                             ---------    ---------    ----------    ----------
                                                (unaudited)
REVENUES:
Premiums earned              $ 291,191    $ 285,480    $  843,155    $  795,034
Net investment income           71,281       62,232       202,031       188,882
Net realized capital
 (loss)                            (89)      (7,686)         (410)      (17,139)
Other income/(expense)             605        1,860         1,045           258
                             ---------    ---------    ----------    ----------
Total revenues                 362,988      341,886     1,045,821       967,035
                             ---------    ---------    ----------    ----------

CLAIMS AND EXPENSES:
Incurred loss and loss
 adjustment expenses           219,953      203,199       650,011       568,920
Commission, brokerage,
 taxes and fees                 65,863       78,143       177,793       214,384
Other underwriting
 expenses                       12,520       12,089        36,762        36,073
Interest expense on
 senior notes                    9,831           -         21,173            -
Interest expense on
 credit facility                 2,100          452         5,451           736
                             ---------    ---------    ----------    ----------
Total claims and expenses      310,267      293,883       891,190       820,113
                             ---------    ---------    ----------    ----------

INCOME BEFORE TAXES             52,721       48,003       154,631       146,922

Income tax                      12,331        8,794        33,650        28,406
                             ---------    ---------    ----------    ----------

NET INCOME                   $  40,390    $  39,209    $  120,981    $  118,516
                             =========    =========    ==========    ==========

Other comprehensive
 income/(loss), net
 of tax                         20,218      (57,314)       29,117      (155,835)
                             ---------    ---------    ----------    ----------

COMPREHENSIVE INCOME/
 (LOSS)                      $  60,608    $ (18,105)   $  150,098    $  (37,319)
                             =========    =========    ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDER'S EQUITY
                (Dollars in thousands, except per share amounts)


                                  Three Months Ended            Nine Months Ended
                                     September 30,                September 30,
                               ------------------------     ------------------------
                                  2000          1999           2000          1999
                               ----------    ----------     ----------    ----------
                                                    (unaudited)
COMMON STOCK (SHARES
 OUTSTANDING):
Balance, beginning of
 period                             1,000    48,654,228     46,457,817    49,989,204
Issued during the period               -             -           8,500        16,800
Treasury stock acquired
 during the period                     -       (500,297)      (650,400)   (1,854,417)
Treasury stock reissued
 during the period                     -          1,200          1,780         3,544
Common stock retired during
 the period                            -             -     (45,817,697)           -
Issued during the period               -             -           1,000            -
                               ----------    ----------     ----------    ----------
Balance, end of period              1,000    48,155,131          1,000    48,155,131
                               ==========    ==========     ==========    ==========

COMMON STOCK (PAR VALUE):
Balance, beginning of
 period                        $       -     $      509     $      509    $      509
Common stock retired
 during the period                     -             -            (509)           -
                               ----------    ----------     ----------    ----------
Balance, end of period                 -            509             -            509
                               ----------    ----------     ----------    ----------

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of
 period                           253,177       390,891        390,912       390,559
Retirement of treasury
 stock during the period               -             -        (138,546)           -
Common stock issued during
 the period                            -             -             157           307
Treasury stock reissued
 during the period                     -             11             (2)           36
Contribution from subsidiary           -             -             198            -
Common stock retired
 during the period                     -             -             458            -
                               ----------    ----------     ----------    ----------
Balance, end of period            253,177       390,902        253,177       390,902
                               ----------    ----------     ----------    ----------

UNEARNED COMPENSATION:
Balance, beginning of
 period                                -           (160)          (109)         (240)
Net increase during the
 period                                -             29            109           109
                               ----------    ----------     ----------    ----------
Balance, end of period                 -           (131)            -           (131)
                               ----------    ----------     ----------    ----------

ACCUMULATED OTHER
 COMPREHENSIVE INCOME,
 NET OF DEFERRED INCOME
 TAXES:
Balance, beginning of period       (7,802)       86,997        (16,701)      185,518
Net increase (decrease)
 during the period                 20,218       (57,314)        29,117      (155,835)
                               ----------    ----------     ----------    ----------
Balance, end of period             12,416        29,683         12,416        29,683
                               ----------    ----------     ----------    ----------

RETAINED EARNINGS:
Balance, beginning of
 period                           755,477     1,001,906      1,074,941       928,500
Net income                         40,390        39,209        120,981       118,516
Restructure adjustments                -             -             (55)           -
Dividends paid to parent               -         (2,920)      (400,000)       (8,821)
                               ----------    ----------     ----------    ----------
Balance, end of period            795,867     1,038,195        795,867     1,038,195
                               ----------    ----------     ----------    ----------

TREASURY STOCK AT COST:
Balance, beginning of
 period                           122,070       (69,386)      (122,070)      (25,642)
Treasury stock retired
 during the period               (138,454)           -         138,454            -
Treasury stock acquired
 during the period                 16,426       (12,011)       (16,426)      (55,810)
Treasury stock reissued
 during the period                    (42)           28             42            83
                               ----------    ----------     ----------    ----------
Balance, end of period                 -        (81,369)            -        (81,369)
                               ----------    ----------     ----------    ----------

TOTAL STOCKHOLDER'S
 EQUITY, END OF PERIOD         $1,061,460    $1,377,789     $1,061,460    $1,377,789
                               ==========    ==========     ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                    Three Months Ended          Nine Months Ended
                                       September 30,              September 30,
                                  ----------------------    ------------------------
                                     2000         1999         2000          1999
                                  ---------    ---------    ----------    ----------
CASH FLOWS FROM OPERATING                           (unaudited)
 ACTIVITIES:
Net income                        $  40,390    $  39,209    $  120,981    $  118,516
 Adjustments to reconcile
 net income to net cash
 provided by operating
 activities net of effects
 from the purchase of
 Mt. McKinley Insurance
 Company:
 (Increase) in premiums
  receivable                        (22,045)     (18,483)      (69,207)      (35,324)
 Increase in funds held, net          7,387       46,572         1,419        26,474
 (Increase) decrease in
  reinsurance receivables           (14,072)      14,345       (32,218)      143,046
 (Increase) in deferred
  tax asset                          (8,074)      (6,959)      (12,556)      (16,141)
 Increase (decrease) in
  reserve for losses and
  loss adjustment expenses           24,652      (22,781)        8,788       (85,629)
 Increase in unearned
  premiums                           33,185        2,511        78,113        11,159
 (Increase) in other assets
  and liabilities                   (40,979)     (36,783)      (48,168)      (46,746)
 Non cash compensation
  expense                                -            29           109           109
 Accrual of bond discount/
  amortization of bond
  premium                            (1,972)      (1,060)       (5,555)       (3,600)
 Amortization of underwriting
  discount on senior notes               36           -             76            -
 Restructure adjustment                  -            -            (55)           -
 Realized capital  losses                89        7,686           410        17,139
                                  ---------    ---------    ----------    ----------
Net cash provided by
 operating activities                18,597       24,286        42,137       129,003
                                  ---------    ---------    ----------    ----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Proceeds from fixed maturities
 matured/called - available
 for sale                            58,905       51,294       146,520       174,973
Proceeds from fixed maturities
 sold - available for sale           23,664      321,662       434,801       648,756
Proceeds from equity securities
 sold                                    -        26,647        47,580        29,267
Proceeds from other invested
 assets sold                             -            50            -            181
Cost of fixed maturities
 acquired - available for
 sale                              (487,276)    (386,479)   (1,112,954)     (924,124)
Cost of equity securities
 acquired                            (1,106)      (4,570)       (2,297)       (5,215)
Cost of other invested assets
 acquired                               (18)        (781)       (1,576)       (2,610)
Net sales (purchases) of
 short-term securities               18,391       (4,279)       (7,958)      (22,994)
Net (decrease) increase in
 unsettled securities
 transactions                        (6,313)      (9,087)        5,555         4,964
Payment for purchase of Mt.
 McKinley Insurance Company,
 net of cash acquired               349,743           -        349,743            -
                                  ---------    ---------    ----------    ----------
Net cash (used in) investing
 activities                         (44,010)      (5,543)     (140,586)      (96,802)
                                  ---------    ---------    ----------    ----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Acquisition of treasury stock
 net of reissuances                      -       (11,962)      (16,478)      (55,691)
Common stock issued during
 the period                              -           (10)          106           307
Dividends paid to stockholders           -        (2,920)     (400,000)       (8,821)
Proceeds from issuance of
 senior notes                            -            -        448,507            -
Net borrowing on revolving
 credit agreement                    31,000           -         78,000        35,000
Contribution from subsidiary             -            -            198            -
                                  ---------    ---------    ----------    ----------
Net cash provided by (used in)
 financing activities                31,000      (14,892)      110,333       (29,205)
                                  ---------    ---------    ----------    ----------

EFFECT OF EXCHANGE RATE
 CHANGES ON CASH                     (6,146)         797        (8,501)       (3,564)
                                  ---------    ---------    ----------    ----------

Net (decrease) increase
 in cash                               (559)       4,648         3,383          (568)

Cash, beginning of period            66,169       34,110        62,227        39,326
                                  ---------    ---------    ----------    ----------
Cash, end of period               $  65,610    $  38,758    $   65,610    $   38,758
                                  =========    =========    ==========    ==========

SUPPLEMENTAL CASH FLOW
 INFORMATION:
CASH TRANSACTIONS:
Income taxes paid, net            $  16,556    $  15,989    $   53,572    $   49,623
Interest paid                     $  21,467    $      -     $   24,377    $      213
NON-CASH FINANCING
 TRANSACTION:
Issuance of common stock          $      -     $      29    $       -     $      109

In the quarter ended September 30, 2000, the Company purchased all of the capital stock of Mt. McKinley Insurance Company for $51,800. In conjunction with the acquisition, the fair value of assets acquired was $679,672 and liabilities assumed was $627,872.


The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

1.       GENERAL

On February 24, 2000, a corporate restructuring was completed and Everest Re Group, Ltd. ("Group") became the new parent holding company of Everest Reinsurance Holdings, Inc. (the "Company"), which remains the holding company for Group's U.S. based operations. The Company is filing this report as a result of its public issuance of debt securities on March 14, 2000.

The consolidated financial statements of the Company for the three months and nine months ended September 30, 2000 and 1999 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the three months and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 1999, 1998 and 1997.

2.       ACQUISITION OF GIBRALTAR CASUALTY COMPANY

On September 19, 2000, the Company completed the acquisition of all of the issued and outstanding capital stock of Gibraltar Casualty Company ("Gibraltar") from The Prudential Insurance Company of America ("The Prudential") pursuant to a Stock Purchase Agreement between The Prudential and the Company dated February 24, 2000 and amended on August 8, 2000 (the "Stock Purchase Agreement"). As a result of the acquisition, Gibraltar became a wholly owned subsidiary of the Company and, immediately following the acquisition, its name was changed to Mt. McKinley Insurance Company ("Mt. McKinley").

Mt. McKinley, a run-off property and casualty insurer in the United States, has had a long relationship with the Company and its principal operating company, Everest Reinsurance Company ("Everest Re"). Mt. McKinley was formed in 1978 by Everest Re and wrote direct insurance until 1985, when it was placed in run-off. In 1991, Mt. McKinley became a subsidiary of The Prudential. Mt. McKinley is also a reinsurer of Everest Re (all as detailed in filings with the Securities and Exchange Commission). Under a series of transactions dating to 1986, Mt. McKinley reinsured several components of Everest Re's business. In particular, Mt. McKinley provided stop-loss reinsurance protection for any adverse loss development on Everest Re's June 30, 1995 (December 31, 1994 for catastrophe losses) reserves, with $375.0 million in limits, of which $89.4 million remains available (the "Stop Loss Agreement"). The Stop Loss Agreement and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the acquisition. However, these contracts have become transactions with affiliates with the financial impact eliminated through inter-company accounts.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


3.       CONTINGENCIES

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

Although these complications have become less severe in recent years, management believes that these factors continue to render reserves for asbestos and environmental losses significantly less subject to traditional actuarial methods than are reserves on other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgement of management, the facts and prevailing law reflect an exposure for the Company or its ceding companies. In connection with the acquisition of Mt. McKinley, which has significant exposure to asbestos and environmental claims, Prudential Property and Casualty Insurance Company ("Prupac"), a subsidiary of The Prudential, provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley's reserves as of September 19, 2000 and The Prudential guaranteed Prupac's obligations to Mt. McKinley. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, depending on coverage under the Company's various reinsurance arrangements, could have a material adverse effect on the Company's future financial condition, results of operations and cash flows.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the three months and nine months ended September 30, 2000 and 1999:

(dollar amounts
 in thousands)               Three Months Ended           Nine Months Ended
                                September 30,               September 30,
                              2000          1999          2000          1999
                           ----------------------------------------------------
Gross basis:
Beginning of period
 reserves                  $  580,268    $  639,493    $  614,236    $  660,793
Incurred losses                    -            469            -          3,054
Paid losses (1)               153,035       (13,116)      119,067       (37,001)
                           ----------------------------------------------------

End of period reserves     $  733,303    $  626,846    $  733,303    $  626,846
                           ====================================================

Net basis:
Beginning of period
 reserves                  $  344,904    $  373,013    $  365,069    $  263,542
Incurred losses                    -             -             -             -
Paid losses (1)  (2)          305,877        (6,014)      285,712       103,457
                           ----------------------------------------------------

End of period reserves     $  650,781    $  366,999    $  650,781    $  366,999
                           ====================================================

(1) Paid losses for the three months and nine months ended September 30, 2000 were reduced by $161.4 million gross and $310.8 million net, respectively, reflecting the incoming reserves at the acquisition of Mt. McKinley, together with the impact of eliminating consolidation entries with respect to inter-company reinsurance pre-dating the acquisition.
(2) $0.0 million and $118.8 million were ceded as paid losses under the Stop Loss Agreement in the three months and nine months ended September 30, 1999, respectively.

At September 30, 2000, the gross reserves for asbestos and environmental losses were comprised of $114.1 million representing case reserves reported by ceding companies, $77.7 million representing additional case reserves established by the Company on assumed reinsurance claims, $125.3 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $416.2 million representing incurred but not reported ("IBNR") reserves.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


The Company is involved from time to time in ordinary routine litigation and arbitration proceedings incidental to its business. The Company does not believe that there are any other material pending legal proceedings to which it or any of its subsidiaries or their properties are subject.

The Prudential sells annuities, which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior years, the Company, for a fee, accepted the claim payment obligation of these property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at September 30, 2000 was $141.9 million.

The Company has purchased annuities from an unaffiliated life insurance company to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at September 30, 2000 was $12.4 million.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


4.       OTHER COMPREHENSIVE INCOME

The Company's other comprehensive income/(loss) is comprised as follows:

(dollar amounts in thousands)         Three Months Ended         Nine Months Ended
                                         September 30,             September 30,
                                       2000         1999         2000         1999
                                    ------------------------------------------------
Net unrealized appreciation
 (depreciation) of investments,
 net of deferred income taxes       $  20,964   ($  57,306)   $  30,057   ($ 159,718)
Currency translation                     (746)          (8)        (940)       3,883
                                    ------------------------------------------------
Other comprehensive
 income/(loss), net of deferred
 income taxes                       $  20,218   ($  57,314)   $  29,117   ($ 155,835)
                                    ================================================

5.       CREDIT LINE

On December 21, 1999, the Company entered into a three-year senior revolving credit facility with a syndicate of lenders (the "Credit Facility"). First Union National Bank is the administrative agent for the Credit Facility. The Credit Facility will be used for liquidity and general corporate purposes and to refinance existing debt under the Company's prior credit facility, which has been terminated. The Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by the Company equal to either (i) the Base Rate (as defined below) or (ii) an adjusted London InterBank Offered Rate ("LIBOR") plus a margin. The Base Rate is the higher of the rate of interest established by First Union National Bank from time to time as its prime rate or the Federal Funds rate plus 0.5% per annum. The amount of margin and the fees payable for the Credit Facility depends upon the Company's senior unsecured debt rating. Group has guaranteed all of the Company's obligations under the Credit Facility.

The Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Reinsurance Company ("Everest Re") to maintain its statutory surplus at $850.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions. The Company was in compliance with these requirements at September 30, 2000 as well as for the three months and the nine months ended September 30, 2000.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


As of September 30, 2000 and 1999, the Company had outstanding credit line borrowings of $137.0 million and $35.0 million, respectively. Interest expense incurred in connection with these borrowings was $2.1 million and $0.5 million for the three months ended September 30, 2000 and 1999, respectively, and $5.5 million and $0.7 million for the nine months ended September 30, 2000 and 1999, respectively.

6.       SENIOR NOTES

During the first quarter of 2000, the Company completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005. The Company distributed $400.0 million of these proceeds to Group, of which $250.0 million was used by Group to capitalize Everest Reinsurance (Bermuda), Ltd ("Everest Bermuda").

Interest expense incurred in connection with these senior notes was $9.8 million and $21.2 million for the three months and nine months ended September 30, 2000, respectively.

7.       SEGMENT REPORTING

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

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments principally based upon their underwriting gain or loss ("underwriting results"). Underwriting results include earned premium less loss and loss adjustment expenses incurred, commission and brokerage expenses and other underwriting expenses.

The following tables present the relevant underwriting results for the operating segments for the three months and nine months ended September 30, 2000 and 1999, with all dollar values presented in thousands.

                               U.S. BROKER TREATY
--------------------------------------------------------------------------------
                                  Three Months Ended         Nine Months Ended
                                     September 30,             September 30,
                                   2000         1999         2000         1999
                                ------------------------------------------------
Earned premiums                 $  98,144    $ 109,075    $ 307,862    $ 286,958
Incurred losses and loss
 adjustment expenses               69,063       80,700      243,074      224,580
Commission and brokerage           22,268       31,157       45,539       75,429
Other underwriting expenses         2,577        2,281        7,457        7,045
                                ------------------------------------------------
Underwriting gain/(loss)        $   4,236   ($   5,063)   $  11,792   ($  20,096)
                                ================================================

                  U.S. DIRECT TREATY REINSURANCE AND INSURANCE
--------------------------------------------------------------------------------
                                  Three Months Ended         Nine Months Ended
                                     September 30,             September 30,
                                   2000         1999         2000         1999
                                ------------------------------------------------
Earned premiums                 $  72,625    $  50,280    $ 188,874    $ 138,502
Incurred losses and loss
 adjustment expenses               48,811       37,986      125,596      100,208
Commission and brokerage           15,895       14,298       45,583       38,885
Other underwriting expenses         3,019        3,480        9,670        9,409
                                ------------------------------------------------
Underwriting gain/(loss)        $   4,900   ($   5,484)   $   8,025   ($  10,000)
                                ================================================

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                U.S. FACULTATIVE
--------------------------------------------------------------------------------
                                  Three Months Ended         Nine Months Ended
                                     September 30,             September 30,
                                   2000         1999         2000         1999
                                ------------------------------------------------
Earned premiums                 $  16,536    $  17,809    $  51,632    $  52,753
Incurred losses and loss
 adjustment expenses               10,226       11,610       33,965       31,948
Commission and brokerage            1,535        3,613        8,725       11,195
Other underwriting expenses         1,563        1,540        4,555        4,666
                                ------------------------------------------------
Underwriting gain               $   3,212    $   1,046    $   4,387    $   4,944
                                ================================================

                           MARINE, AVIATION AND SURETY
--------------------------------------------------------------------------------
                                  Three Months Ended         Nine Months Ended
                                     September 30,             September 30,
                                   2000         1999         2000         1999
                                ------------------------------------------------
Earned premiums                 $  28,263    $  36,657    $  78,024    $  97,196
Incurred losses and loss
 adjustment expenses               26,659       23,332       68,958       63,936
Commission and brokerage            5,845       10,575       22,740       30,105
Other underwriting expenses         1,035          903        2,938        2,747
                                ------------------------------------------------
Underwriting gain/(loss)       ($   5,276)   $   1,847   ($  16,612)   $     408
                                ================================================

                                  INTERNATIONAL
--------------------------------------------------------------------------------
                                  Three Months Ended         Nine Months Ended
                                     September 30,             September 30,
                                   2000         1999         2000         1999
                                ------------------------------------------------
Earned premiums                 $  75,623    $  71,656    $ 216,763    $ 219,624
Incurred losses and loss
 adjustment expenses               65,194       49,570      178,418      148,248
Commission and brokerage           20,320       18,499       55,206       58,770
Other underwriting expenses         3,897        3,437       10,743       10,987
                                ------------------------------------------------
Underwriting gain/(loss)       ($  13,788)   $     150   ($  27,604)   $   1,619
                                ================================================

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income, with all dollar values presented in thousands:

                              ------------------------------------------------
                                Three Months Ended         Nine Months Ended
                                   September 30,             September 30,
                                 2000         1999         2000         1999
                              ------------------------------------------------
Underwriting (loss)          ($   6,716)  ($   7,504)  ($  20,012)  ($  23,125)
Net investment income            71,281       62,232      202,031      188,882
Realized (loss)                     (89)      (7,686)        (410)     (17,139)
Corporate operations                429          447        1,399        1,219
Interest expense                 11,931          452       26,624          736
Other income                        605        1,860        1,045          259
                              ------------------------------------------------
Income before taxes           $  52,721    $  48,003    $ 154,631    $ 146,922
                              ================================================

The Company writes premium in the United States and selected international markets. The revenues, net income and identifiable assets of any individual non-U.S. country in which the Company has written business are, in each case, less than 10% of the Company's consolidated results.

8.       FUTURE APPLICATION OF ACCOUNTING STANDARDS

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

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


In addition, the Company engages in business transactions with Group. The only material transaction with Group that occurred during the nine months ended September 30, 2000 was a $400.0 million distribution to Group to facilitate the completion of the corporate restructuring.

10.       SUBSEQUENT EVENT

On October 5, 2000, Mt. McKinley and Everest Bermuda entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for an arms-length consideration, all of its net insurance reserves, including allocated and unallocated loss adjustment expenses to Everest Bermuda.

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

ACQUISITION OF GIBRALTAR CASUALTY COMPANY

On September 19, 2000, the Company completed the acquisition of all of the issued and outstanding capital stock of Gibraltar Casualty Company ("Gibraltar") from The Prudential Insurance Company of America ("The Prudential") pursuant to a Stock Purchase Agreement between The Prudential and the Company dated February 24, 2000 and amended on August 8, 2000 (the "Stock Purchase Agreement"). As a result of the acquisition, Gibraltar became a wholly owned subsidiary of the Company and, immediately following the acquisition, its name was changed to Mt. McKinley Insurance Company ("Mt. McKinley"). In connection with the acquisition of Mt. McKinley, which has significant exposure to asbestos and environmental claims, Prudential Property and Casualty Insurance Company ("Prupac"), a subsidiary of The Prudential, provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley's reserves as of September 19, 2000 and The Prudential guaranteed Prupac's obligations to Mt. McKinley.

Mt. McKinley, a run-off property and casualty insurer in the United States, has had a long relationship with the Company and its principal operating company, Everest Reinsurance Company ("Everest Re"). Mt. McKinley was formed in 1978 by Everest Re and wrote direct insurance until 1985, when it was placed in run-off. In 1991, Mt. McKinley became a subsidiary of The Prudential. Mt. McKinley is also a reinsurer of Everest Re (all as detailed in filings with the Securities and Exchange Commission). Under a series of transactions dating to 1986, Mt. McKinley reinsured several components of Everest Re's business. In particular, Mt. McKinley provided stop-loss reinsurance protection for any adverse loss development on Everest Re's June 30, 1995 (December 31, 1994 for catastrophe losses) reserves, with $375.0 million in limits, of which $89.4 million remains available (the "Stop Loss Agreement"). The Stop Loss Agreement and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the acquisition. However, these contracts have become transactions with affiliates with the financial impact eliminated through inter-company accounts.

INDUSTRY CONDITIONS

Since 1987, a number of factors, including the emergence of significant reinsurance capacity from the Bermuda and rejuvenated Lloyd's markets, higher retentions by primary insurance companies and consolidation and increased capital levels in the insurance industry, have caused increasingly competitive global market conditions across most lines of business and have influenced the softening of prices and contract terms in the market place. Recently, market conditions, including industry-wide results of operations, have led to modest premium rate increases and modest improvements in contract terms in many lines of insurance and reinsurance. Although the Company is encouraged by these improvements in market conditions, the Company cannot predict with any reasonable certainty if, when or to what extent market conditions as a whole will change.

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

PREMIUMS. Gross premiums written increased 18.7% to $355.6 million in the three months ended September 30, 2000 from $299.5 million in the three months ended September 30, 1999 as the Company took advantage of selected growth opportunities, while continuing to generally maintain a disciplined underwriting approach. Premium growth areas included a 147.5% ($70.9 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation, mainly attributable to growth in accident and health reinsurance and primary insurance writings and an 11.6% ($8.7 million) increase in the International operation, mainly attributable to growth in North and South America and the markets served from the Company's London office. These increases were partially offset by a 16.3% ($5.8 million) decrease in the Marine, Aviation and Surety operation, reflecting the continued highly competitive current market conditions faced by this operation, a 14.2% ($17.4 million) decrease in the U.S. Broker Treaty operation reflecting production variability and a 2.1% ($0.4 million) decrease in the U.S. Facultative operation. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $53.5 million in the three months ended September 30, 2000 from $9.2 million in the three months ended September 30, 1999. This increase was principally attributable to the higher utilization of contract specific retrocessions in the U.S. Direct Reinsurance and Insurance and U.S. Broker Treaty operations, including a new workers compensation program in the U.S. Direct Reinsurance and Insurance operation, which contributed $22.0 million to the increase. In addition, adjustment premiums of $7.0 million were ceded in 2000 relating to claims made under the 1999 accident year aggregate excess of loss element of the Company's corporate retrocessional program.

Net premiums written increased by 4.0% to $302.0 million in the three months ended September 30, 2000 from $290.4 million in the three months ended September 30, 1999. This increase was consistent with the increase in gross premiums written, partially offset by the increase in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 2.0% to $291.2 million in the three months ended September 30, 2000 from $285.5 million in the three months ended September 30, 1999. Contributing to this increase was a 44.4% ($22.3 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation and a 5.5% ($4.0 million) increase in the International operation. These increases were partially offset by a 22.9% ($36.7 million) decrease in the Marine, Aviation and Surety operation, a 10.0% ($10.9 million) decrease in the U.S. Broker Treaty operation and a 7.1% ($1.3 million) decrease in the U.S. Facultative operation. All of these changes reflect period to period changes in net written premiums and business mix together with normal variability in earnings patterns.

EXPENSES. Incurred loss and loss adjustment expenses ("LAE") increased by 8.2% to $220.0 million in the three months ended September 30, 2000 from $203.2 million in the three months ended September 30, 1999. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned together with modest strengthening of prior period reserves in select areas. This increase was partially offset by losses ceded under the Company's corporate retrocessional program and also reflects the impact of changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which include the impact of both current period events, and favorable and unfavorable development on prior period events and are net of reinsurance. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program, in the three months ended September 30, 2000 were $4.4 million, mainly reflecting modest net adverse development on 1999 catastrophe events, compared to net catastrophe losses of $7.6 million in the three months ended September 30, 1999. Net incurred losses and LAE for the three months ended September 30, 2000 reflected ceded losses and LAE of $35.7 million, including $15.6 million ceded under the 1999 accident year aggregate excess of loss component of the Company's corporate retrocessional program. Ceded losses and LAE in the three months ended September 30, 1999 were $8.0 million with no cessions under the accident year aggregate excess of loss component of the Company's corporate retrocessional program.

Contributing to the increase in incurred losses and LAE in the three months ended September 30, 2000 from the three months ended September 30, 1999 were a 31.5% ($15.6 million) increase in the International operation principally reflecting modest reserve strengthening for select prior period exposures and a 28.5% ($10.8 million) increase in the Direct Treaty Reinsurance and Insurance operation principally reflecting increased premium volume. Incurred losses and LAE increased by 14.4% ($3.3 million) in the Marine, Aviation and Surety operation reflecting modest reserve strengthening for prior period aviation exposures. These increases were partially offset by a 14.4% ($11.6 million) decrease in the U.S. Broker Treaty operation reflecting decreased premium volume and more favorable loss experience and an 11.9% ($1.4 million) decrease in the U.S. Facultative operation. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss and LAE ratio ("loss ratio"), which is calculated by dividing incurred losses and LAE by premiums earned, increased by 4.3 percentage points to 75.5% for the three months ended September 30, 2000 from 71.2% for the three months ended September 30, 1999 reflecting the incurred losses and LAE discussed above. The Marine, Aviation and Surety and International operations' loss ratios increased to 94.3% and 86.2% for the three months ended September 30, 2000 from 63.6% and 69.2% for the three months ended September 30, 1999, respectively. The U.S. Broker Treaty, U.S. Direct Treaty Reinsurance and Insurance and U.S. Facultative operations' loss ratios decreased to 70.4%, 67.2% and 61.8% for the three months ended September 30, 2000 from 74.0%, 75.5% and 65.2% for the three months ended September 30, 1999, respectively. The loss ratios for all operations were impacted by the factors noted above.

Underwriting expenses decreased by 13.1% to $78.4 million in the three months ended September 30, 2000 from $90.2 million in the three months ended September 30, 1999. Commission, brokerage, taxes and fees decreased by $12.3 million. Other underwriting expenses increased by $0.4 million. Contributing to these underwriting expense decreases were a 40.1% ($4.6 million) decrease in the Marine, Aviation and Surety operation, a 39.9% ($2.1 million) decrease in the U.S. Facultative operation and a 25.7% ($8.6 million) decrease in the U.S. Broker Treaty operation. These decreases were partially offset by a 10.4% ($2.3 million) increase in the International operation and a 6.4% ($1.1 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation. The changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, the underwriting performance of the underlying business. The Company's expense ratio, which is calculated by dividing underwriting expenses by premiums earned, was 26.9% for the three months ended September 30, 2000 compared to 31.6% for the three months ended September 30, 1999.

The Company's combined ratio, which is the sum of the loss and expense ratios, decreased to 102.5% in the three months ended September 30, 2000 compared to 102.8% in the three months ended September 30, 1999. The U.S. Broker Treaty, U.S. Direct Treaty Reinsurance and Insurance and U.S. Facultative operations' combined ratios decreased to 95.7%, 93.3% and 80.6% for the three months ended September 30, 2000 from 104.6%, 110.9% and 94.1% for the three months ended September 30, 1999, respectively. The Marine, Aviation and Surety and International operations' combined ratios increased to 118.7% and 118.2% for the three months ended September 30, 2000 from 95.0% and 99.8% for the three months ended September 30, 1999, respectively. These changes reflect the loss and expense ratio variability noted above.

Interest expense for the three months ended September 30, 2000 was $11.9 million compared to $0.5 million for the three months ended September 30, 1999. Interest expense for the three months ended September 30, 2000 reflects $9.8 million relating to the Company's issuance of senior notes and $2.1 million relating to the Company's borrowings under it's revolving credit facility. Interest expense for the three months ended September 30, 1999 reflects $0.5 million relating to the Company's borrowings under its revolving credit facility.

Other income for the three months ended September 30, 2000 was $0.6 million compared to $1.9 million for the three months ended September 30, 1999. The change in other income for the respective periods was principally attributable to the impact of fluctuations in foreign currency exchange rates.

INVESTMENT RESULTS. Net investment income increased 14.5% to $71.3 million in the three months ended September 30, 2000 from $62.2 million in the three months ended September 30, 1999, principally reflecting the effect of investing the $116.6 million of cash flow from operations in the twelve months ended September 30, 2000 as well as the investment of $50.0 million in proceeds from the Company's issuance of senior notes. The annualized pre-tax yield on average cash and invested assets increased to 6.4% in the three months ended September 30, 2000 from the 6.1% yield in the three months ended September 30, 1999, reflecting changes in investment market conditions coupled with normal portfolio management activities. The imbedded pre-tax yield on cash and invested assets at September 30, 2000 was 6.8% compared with 6.2% at December 31, 1999, reflecting the additional funds invested over the intervening period, as well as the continued emphasis on enhancing investment yields through changes in asset mix, all in the context of changes in investment market conditions.

Net realized capital losses were $0.1 million in the three months ended September 30, 2000, reflecting realized capital losses on the Company's investments of $0.2 million, partially offset by $0.1 million of realized capital gains, compared to net realized capital losses of $7.7 million in the three months ended September 30, 1999. The net realized capital losses in the three months ended September 30, 1999 reflected realized capital losses of $16.9 million, partially offset by $9.2 million of realized capital gains. The realized capital losses in the three months ended September 30, 2000 and 1999 arose mainly from activity in the Company's fixed maturity portfolio. The realized capital gains in the three months ended September 30, 2000 and 1999 arose mainly from activity in the Company's equity portfolio.

INCOME TAXES. The Company recognized income tax expense of $12.3 million in the three months ended September 30, 2000 compared to $8.8 million in the three months ended September 30, 1999 principally reflecting increased net investment income and decreased realized capital losses.

NET INCOME. Net income was $40.4 million in the three months ended September 30, 2000 compared to $39.2 million in the three months ended September 30, 1999. This increase generally reflects the improved underwriting and investment results, partially offset by increased interest and income tax expense.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

PREMIUMS. Gross premiums written increased 17.9% to $986.0 million in the nine months ended September 30, 2000 from $836.6 million in the nine months ended September 30, 1999 as the Company took advantage of selected growth opportunities, while continuing to generally maintain a disciplined underwriting approach. Premium growth areas included an 84.8% ($123.5 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation, mainly attributable to growth in accident and health reinsurance and primary insurance writings, a 10.5% ($32.8 million) increase in the U.S. Broker Treaty operation, attributable to growth across both property and casualty lines, a 2.8% ($6.4 million) increase in the International operation and a 2.4% ($1.3 million) increase in the U.S. Facultative operation. These increases were partially offset by a 15.1% ($14.6 million) decrease in the Marine, Aviation and Surety operation reflecting the continued highly competitive current market conditions faced by this operation. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $101.3 million in the nine months ended September 30, 2000 from $32.3 million in the nine months ended September 30, 1999. This increase was principally attributable to the higher utilization of contract specific retrocessions in the U.S. Direct Reinsurance and Insurance and U.S. Broker Treaty operations, including a new workers compensation program in the U.S. Direct Reinsurance and Insurance operation, which contributed $22.0 million to the increase. In addition, adjustment premiums of $18.6 million were ceded in 2000 relating to claims made under the 1999 accident year aggregate excess of loss element of the Company's corporate retrocessional program.

Net premiums written increased by 10.0% to $884.7 million in the nine months ended September 30, 2000 from $804.3 million in the nine months ended September 30, 1999. This increase was consistent with the increase in gross premiums written, partially offset by the increase in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 6.1% to $843.2 million in the nine months ended September 30, 2000 from $795.0 million in the nine months ended September 30, 1999. Contributing to this increase was a 36.4% ($50.4 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation and a 7.3% ($20.9 million) increase in the U.S. Broker Treaty operation. These increases were partially offset by a 19.7% ($19.2 million) decrease in the Marine, Aviation and Surety operation, a 2.1% ($1.1 million) decrease in the U.S. Facultative operation and a 1.3% ($2.9 million) decrease in the International operation. All of these changes reflect period to period changes in net written premiums and business mix together with normal variability in earnings patterns.

EXPENSES. Incurred loss and LAE increased by 14.3% to $650.0 million in the nine months ended September 30, 2000 from $568.9 million in the nine months ended September 30, 1999. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned together with modest strengthening of prior period reserves in select areas, including on a multi-year reinsurance treaty where such losses within the current experience band were accompanied by correspondingly lower commissions. This increase was partially offset by losses ceded under the Company's corporate retrocessional program and the impact of changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events and are net of reinsurance. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program, in the nine months ended September 30, 2000 were $13.6 million, mainly reflecting modest net adverse development on 1999 catastrophe events, compared to net catastrophe losses of $25.3 million in the nine months ended September 30, 1999. Net incurred losses and LAE for the nine months ended September 30, 2000 reflected ceded losses and LAE of $93.0 million, including $39.1 million ceded under the 1999 accident year aggregate excess of loss component of the corporate retrocessional program. Ceded losses and LAE in the nine months ended September 30, 1999 were $27.1 million, with no cessions under the accident year aggregate excess of loss component of the corporate retrocessional program.

Contributing to the increase in incurred losses and LAE in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 were a 25.3% ($25.4 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation, principally as a result of increased premium volume, a 20.4% ($30.2 million) increase in the International operation mainly due to reserve strengthening related to prior period exposures, including 1999 accident year catastrophe losses, an 8.2% ($18.5 million) increase in the U.S. Broker Treaty operation, attributable to the increased premium volume as well as the loss reserve strengthening on the multi-year reinsurance treaty noted above, a 7.9% ($5.0 million) increase in the Marine, Aviation and Surety operation, principally reflecting reserve strengthening relating to prior period aviation exposures, and a 6.3% ($2.0 million) increase in the U.S. Facultative operation. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss ratio increased by 5.5 percentage points to 77.1% for the nine months ended September 30, 2000 from 71.6% for the nine months ended September 30, 1999 reflecting the incurred losses and LAE discussed above. The U.S. Broker Treaty, International, Marine, Aviation and Surety and U.S. Facultative operations' loss ratios increased to 79.0%, 82.3%, 88.4% and 65.8% for the nine months ended September 30, 2000 from 78.3%, 67.5%, 65.8% and 60.6% for the nine months ended September 30, 1999, respectively. The U.S. Direct Treaty Reinsurance and Insurance operations' loss ratio decreased to 66.5% for the nine months ended September 30, 2000 from 72.4% for the nine months ended September 30, 1999. The loss ratios for all operations are impacted by the factors noted above.

Underwriting expenses decreased by 14.3% to $214.6 million in the nine months ended September 30, 2000 from $250.5 million in the nine months ended September 30, 1999. Commission, brokerage, taxes and fees decreased by $36.6 million, principally reflecting the Company's reassessment of the expected losses on a multi-year reinsurance treaty noted above that led to a $29.4 million decrease in contingent commissions with a corresponding increase to losses, partially offset by the increases in premiums written and also reflects changes in the mix of business. Other underwriting expenses increased by $0.7 million. Contributing to the underwriting expense decrease were a 35.7% ($29.5 million) decrease in the U.S. Broker Treaty operation, which included the impact of the contingent commission adjustment noted above, a 21.8% ($7.2 million) decrease in the Marine, Aviation and Surety operation, a 16.3% ($2.6 million) decrease in the U.S. Facultative operation and a 5.5% ($3.8 million) decrease in the International operation. These decreases were partially offset by a 14.4% ($7.0 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation. Except as noted, the changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, the underwriting performance of the underlying business. The Company's expense ratio was 25.4% for the nine months ended September 30, 2000 compared to 31.5% for the nine months ended September 30, 1999.

The Company's combined ratio decreased to 102.5% in the nine months ended September 30, 2000 compared to 103.1% in the nine months ended September 30, 1999. The U.S. Broker Treaty and U.S. Direct Treaty Reinsurance and Insurance operations' combined ratios decreased to 96.2% and 95.8%, respectively, for the nine months ended September 30, 2000 from 107.0% and 107.2%, respectively, for the nine months ended September 30, 1999. The International, Marine, Aviation and Surety and U.S. Facultative operations' combined ratios increased to 112.7%, 121.3% and 91.5%, respectively, for the nine months ended September 30, 2000 from 99.3%, 99.6% and 90.6%, respectively, for the nine months ended September 30, 1999. These changes reflect the loss and expense ratio variability noted above.

Interest expense for the nine months ended September 30, 2000 was $26.6 million compared to $0.7 million for the nine months ended September 30, 1999. Interest expense for the nine months ended September 30, 2000 reflects $21.2 million relating to the Company's issuance of senior notes and $5.4 million relating to the Company's borrowing under it's revolving credit facility. Interest expense for the nine months ended September 30, 1999 reflects $0.7 million relating to the Company's borrowings under its revolving credit facility.

Other income for the nine months ended September 30, 2000 was $1.0 million compared to $0.3 million for the nine months ended September 30, 1999. The change in other income for the respective periods was principally attributable to the impact of fluctuations in foreign currency exchange rates.

INVESTMENT RESULTS. Net investment income increased 7.0% to $202.0 million in the nine months ended September 30, 2000 from $188.9 million in the nine months ended September 30, 1999, principally reflecting the effect of investing the $116.6 million of cash flow from operations in the twelve months ended September 30, 2000 as well as the investment of $50.0 million in proceeds from the Company's issuance of senior notes. The annualized pre-tax yield on average cash and invested assets decreased to 6.1% in the nine months ended September 30, 2000 from the 6.2% yield in the nine months ended September 30, 1999, reflecting changes in investment market conditions coupled with normal portfolio management activities. The imbedded pre-tax yield of cash and invested assets at September 30, 2000 was 6.8% compared with 6.2% at December 31, 1999, reflecting the additional funds invested over the intervening period, as well as the continued emphasis on enhancing investment yields through changes in asset mix, all in the context of changes in investment market conditions.

Net realized capital losses were $0.4 million in the nine months ended September 30, 2000, reflecting realized capital losses on the Company's investments of $23.8 million, partially offset by $23.4 million of realized capital gains, compared to net realized capital losses of $17.1 million in the nine months ended September 30, 1999. The net realized capital losses in the nine months ended September 30, 1999 reflected realized capital losses of $28.2 million, partially offset by $11.1 million of realized capital gains. The realized capital losses in the nine months ended September 30, 2000 and 1999 arose mainly from activity in the Company's fixed maturity portfolio. The realized capital gains in the nine months ended September 30, 2000 and 1999 arose mainly from activity in the Company's equity portfolio.

INCOME TAXES. The Company recognized income tax expense of $33.7 million in the nine months ended September 30, 2000 compared to $28.4 million in the nine months ended September 30, 1999 with the increase mainly attributable to increased net investment income and decreased realized capital losses.

NET INCOME. Net income was $121.0 million in the nine months ended September 30, 2000 compared to $118.5 million in the nine months ended September 30, 1999. This increase generally reflects the decreases in net realized capital losses, together with the improved underwriting and investment results, partially offset by increased interest and income tax expense.


FINANCIAL CONDITION

INVESTED ASSETS. Aggregate invested assets, including cash and short-term investments, were $4,658.1 million at September 30, 2000 and $4,139.2 million at December 31, 1999. The increase in invested assets between December 31, 1999 and September 30, 2000 resulted primarily from $349.7 million of new cash from the acquisition of Mt. McKinley, the Company's issuance of senior notes from which $50.0 million was retained in the Company and subsequently invested, $78.0 million in credit facility borrowings, $68.9 million in net unrealized appreciation of the Company's fixed maturity investments and $42.1 million in cash flows from operations generated during the nine months ended September 30, 2000. This increase was partially offset by $48.9 million decrease in the Company's equity portfolio and $16.4 million in share repurchases.

LIQUIDITY. The Company's liquidity requirements are met on both a short- and long-term basis by funds provided by premiums collected, investment income, collected reinsurance receivables balances and from the sale and maturity of investments together with the availability of funds under the Company's revolving credit facility. The Company's net cash flows from operating activities were $42.1 million and $129.0 million in the nine months ended September 30, 2000 and 1999, respectively. These cash flows were impacted by recoveries under the Company's Stop Loss Agreement with Mt. McKinley, which, prior to the acquisition of Mt. McKinley, contributed $9.5 million and $79.0 million of such net cash flows in the nine months ended September 30, 2000 and 1999, respectively. These cash flows were also impacted by net catastrophe loss payments of $38.5 million and $24.2 million in the nine months ended September 30, 2000 and 1999, respectively, and by net income taxes paid of $53.6 million and $49.6 million for the nine months ended September 30, 2000 and 1999, respectively. Management believes that net cash flows from operating activities, after consideration of the factors noted above, are generally consistent with expectations given changes in the Company's mix of business over the past few years toward products with shorter loss development and payout periods and normal variability in the payout of loss reserves.

Proceeds from sales, calls and maturities and investment asset acquisitions were $634.5 million and $1,124.8 million, respectively, in the nine months ended September 30, 2000, compared to $858.1 million and $954.9 million, respectively, in the nine months ended September 30, 1999. Additionally, the cash flow activity in the nine months ended September 30, 2000 included $349.7 million of new cash resulting from the acquisition of Mt. McKinley and investment asset acquisitions made utilizing $50.0 million of the proceeds from the Company's issuance of senior notes as well as normal portfolio management activity aimed at enhancing the Company's portfolio yield. The Company's current investment strategy seeks to maximize after-tax income through a high quality, diversified, duration sensitive, taxable bond and tax-exempt municipal bond portfolio, while maintaining an adequate level of liquidity.

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

The Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1, the Company to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $850.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions. The Company was in compliance with these requirements at September 30, 2000 as well as for the three months and nine months ended September 30, 2000.

At September 30, 2000 and 1999, the Company had outstanding borrowings under the Credit Facility of $137.0 million and $35.0 million, respectively. Interest expense incurred in connection with these borrowings was $2.1 million and $0.5 million for the three months ended September 30, 2000 and 1999, respectively, and $5.5 million and $0.7 million for the nine months ended September 30, 2000 and 1999, respectively

During the first quarter of 2000, the Company completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005. The Company distributed $400.0 million of these proceeds to Group of which $250.0 million was used by Group to capitalize Everest Reinsurance (Bermuda), Ltd. Interest expense incurred in connection with these senior notes was $9.8 million and $21.2 million for the three months and nine months ended September 30, 2000, respectively.

STOCKHOLDER'S EQUITY. The Company's stockholder's equity decreased to $1,061.5 million as of September 30, 2000, from $1,327.5 million as of December 31, 1999, principally reflecting a $400.0 million distribution to Group as a result of the Company's issuance of senior notes and $16.4 million in treasury stock acquired in the three months ended March 31, 2000, partially offset by net income of $121.0 million for the nine months ended September 30, 2000. Prior to the restructuring, the Company repurchased 0.648 million shares of its common shares at an average price of $25.23 per share, raising the total repurchases under the Company's authorized repurchase program to 4.718 million shares at an average price of $27.60 per share with a total repurchase expenditure to date of $130.3 million. As part of the Company's restructuring: (i) the treasury stock held by the Company prior to February 24, 2000 was retired, resulting in a reduction to treasury stock with a corresponding reduction of paid-in capital and common stock; (ii) all issued and outstanding common stock of the Company was retired, as the stockholders of the Company became shareholders of Group; and (iii) the Company issued 1,000 shares of common stock to Group as its sole stockholder. In support of Group's share repurchase plan, the Company purchased 2,000 shares of Group's common shares at an average price of $27.44 per share subsequent to the restructuring in the three months ended March 31, 2000.

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

Part II - ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          a)  Exhibit Index:

              Exhibit No.        Description                   Location
              -----------        -----------                   --------

              27                 Financial Data Schedule       Filed herewith



          b) A report on Form 8-K dated September 19, 2000 was filed on October 3, 2000 reporting the acquisition of Gibraltar Casualty Company by the Company. The financial statements and pro forma financial information required to be filed with this Form 8-K will be filed by amendment no later than 60 days after the date that the initial report on Form 8-K was required to be filed.

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

                                            Everest Reinsurance Holdings, Inc.
                                                     (Registrant)





                                          /S/ STEPHEN L. LIMAURO
                                              ---------------------------------
                                          Stephen L. Limauro
                                          Duly Authorized Officer and Principal
                                           Accounting Officer

                                          Executive Vice President and Chief
                                           Financial Officer



Dated:  November 9, 2000