Form 10-K405
period 2000-12-31
EVEREST REINSURANCE HOLDINGS INC
filed 2001-03-29
CIK 914748

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

For the fiscal year ended December 31, 2000       Commission file number 1-13816

                       EVEREST REINSURANCE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              22-3263609
 (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                              477 MARTINSVILLE ROAD
                               POST OFFICE BOX 830
                      LIBERTY CORNER, NEW JERSEY 07938-0830
                                 (908) 640-3000
          (Address, including zip code, and telephone number, including area code, of registrant's principal executive office)

                                 --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           Name of Each Exchange
   Title of Each Class                                      on Which Registered
---------------------------                                ---------------------
8.5% Senior Notes Due 2005                                         NYSE
8.75% Senior Notes Due 2010                                        NYSE

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

                                  Yes _X_ No___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         At March 23, 2001, the number of common shares of the registrant outstanding was 1,000, all of which are owned by Everest Re Group, Ltd.

         The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I of Form 10-K.

================================================================================

TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----

PART I

1.  Business
2.  Properties
3.  Legal Proceedings

4.  Submission of Matters to a Vote of Security Holders

PART II

5.  Market for Registrant's Common Equity and Related
     Stockholder Matters
6.  Selected Financial Data
7. Management's Discussion and Analysis of Financial Condition and Results of Operations
7A. Quantitative and Qualitative Disclosures About Market Risk
8.  Financial Statements and Supplementary Data
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

10. Directors and Executive Officers of the Registrant
11. Executive Compensation
12. Security Ownership of Certain Beneficial Owners and Management
13. Certain Relationships and Related Transactions

PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

PART I

UNLESS OTHERWISE INDICATED, ALL FINANCIAL DATA IN THIS DOCUMENT HAVE BEEN PREPARED USING GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP"). AS USED IN THIS DOCUMENT, "HOLDINGS" MEANS EVEREST REINSURANCE HOLDINGS, INC.; "GROUP"
MEANS EVEREST RE GROUP, LTD. (FORMERLY EVEREST REINSURANCE GROUP, LTD.); "EVEREST RE" MEANS EVEREST REINSURANCE COMPANY AND ITS SUBSIDIARIES (UNLESS THE CONTEXT OTHERWISE REQUIRES); AND THE "COMPANY" MEANS HOLDINGS AND ITS SUBSIDIARIES (UNLESS THE CONTEXT OTHERWISE REQUIRES).

ITEM 1.  BUSINESS

THE COMPANY
Holdings, a Delaware corporation, is a wholly-owned subsidiary of Group, which is a Bermuda holding company whose common shares are publicly traded in the United States on the New York Stock Exchange under the symbol "RE". Group files an annual report on Form 10-K with the Securities and Exchange Commission with respect to its consolidated operations, including Holdings. Holdings was originally established in 1993 to serve as the parent holding company of Everest Re (formed in 1973), a Delaware property and casualty reinsurer. Until October 6, 1995, Holdings was an indirect wholly-owned subsidiary of The Prudential Insurance Company of America ("The Prudential"). On October 6, 1995, The Prudential sold its entire interest in Holdings in an initial public offering. On February 24, 2000, Holdings became a wholly-owned subsidiary of Group in a corporate restructuring pursuant to which holders of shares of common stock of Holdings automatically became holders of the same number of common shares of Group.

On March 14, 2000, Holdings completed public offerings of $200 million principal amount of 8.75% senior notes due March 15, 2010 and $250 million principal amount of 8.50% senior notes due March 15, 2005. This abbreviated filing is required as a result of this outstanding debt. During 2000, the net proceeds of these offerings and additional funds were distributed by Holdings to Group. Approximately $250 million of the distributions were used by Group to capitalize Everest Reinsurance (Bermuda), Ltd. ("Bermuda Re"), a newly formed Bermuda-based reinsurance subsidiary of Group.

The Company's principal business, conducted through its operating subsidiaries, is the underwriting of reinsurance and insurance in the United States and international markets. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business regardless of the ceding company's preferred reinsurance purchasing method. The Company underwrites insurance principally through general agency relationships. Everest Re specializes in property and casualty reinsurance and insurance. The Company's operating subsidiaries, excluding Mt. McKinley Insurance Company, are each rated A+ ("Superior") by A.M. Best Company ("A.M. Best"), an independent insurance industry rating organization that rates insurance companies on factors of concern to policyholders.

Following is a summary of the Company's operating subsidiaries:

o Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states (except Nevada and Wyoming), the District of Columbia, Puerto Rico and Canada, and is authorized to conduct reinsurance business in the United Kingdom and Singapore. Everest Re underwrites property and casualty reinsurance on a treaty and facultative basis for insurance and reinsurance companies in the United States and international markets. Everest Re had statutory surplus at December 31, 2000 of $1,272.7 million.

o Everest National Insurance Company ("Everest National"), an Arizona insurance company and a direct subsidiary of Everest Re, is licensed in 42 states and the District of Columbia and is authorized to write property and casualty insurance in the states in which it is licensed. This is often called writing insurance on an admitted basis.

o Everest Insurance Company of Canada ("Everest Canada"), a Canadian insurance company and a direct subsidiary of Everest Re, is licensed in all Canadian provinces and territories and is federally licensed to write property and casualty insurance under the Insurance Companies Act of Canada.

o Everest Indemnity Insurance Company ("Everest Indemnity"), a Delaware insurance company and a direct subsidiary of Everest Re, engages in the excess and surplus lines insurance business in the United States. Excess and surplus lines insurance is specialty property and liability coverage that an insurer not licensed to write insurance in a particular state is permitted to provide when the specific specialty coverage is unavailable from admitted insurers. This is often called writing insurance on a non-admitted basis. Everest Indemnity is licensed in Delaware and is eligible to write business on a non-admitted basis in 41 states, the District of Columbia and Puerto Rico.

o Mt. McKinley Managers, L.L.C. ("Managers"), a New Jersey limited liability company and a direct subsidiary of Holdings, is licensed in New Jersey as an insurance producer. An insurance producer is any intermediary, such as an agent or broker, which acts as the conduit between an insurance company and an insured. Managers, which is licensed to act in New Jersey as an insurance producer in connection with policies written on both an admitted and a surplus lines basis, is the underwriting manager for Everest Indemnity. As a result of a 1998 acquisition of the assets of insurance agency operations in Alabama and Georgia, the continuing insurance agency operations are now carried on by subsidiaries of Managers. These subsidiaries are WorkCare Southeast, Inc., an Alabama insurance agency, and WorkCare Southeast of Georgia, Inc., a Georgia insurance agency.

o Mt. McKinley Insurance Company (f/k/a Gibraltar Casualty Company, "Gibraltar") ("Mt. McKinley"), a Delaware insurance company and a direct subsidiary of Holdings, was acquired by Holdings in September 2000 from The Prudential. Mt. McKinley was formed by Everest Re in 1978 to engage in the excess and surplus lines insurance business in the United States. In 1985, Mt. McKinley ceased writing new and renewal insurance and now its ongoing operations relate to servicing claims arising from its previously written business. Mt. McKinley was a subsidiary of Everest Re until 1991 when Everest Re distributed the stock of Mt. McKinley to a wholly-owned subsidiary of The Prudential.

o Southeastern Security Insurance Company ("SSIC"), a Georgia insurance company and a direct subsidiary of Everest Re, was acquired in January 2000 and writes property and casualty insurance on an admitted basis in Georgia.

o Everest Re Holdings, Ltd. ("Everest Ltd."), a Bermuda company and a direct subsidiary of Everest Re, was formed in 1998 and owns Everest Re Ltd., a United Kingdom company that is in the process of being dissolved because its reinsurance operations have been converted into branch operations of Everest Re. Everest Ltd. also holds $84.1 million of investments, the management of which constitutes its principal operations.

REINSURANCE INDUSTRY OVERVIEW
Reinsurance is an arrangement in which an insurance company, the reinsurer, agrees to indemnify another insurance company, the ceding company, against all or a portion of the insurance risks underwritten by the ceding company under one or more insurance contracts. Reinsurance can provide a ceding company with several benefits, including a reduction in net liability on individual or classes of risks, catastrophe protection from large or multiple losses and assistance in maintaining acceptable financial ratios. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and write more business than would be possible without a concomitant increase in capital and surplus. Reinsurance, however, does not discharge the ceding company from its liability to policyholders.

There are two basic types of reinsurance arrangements: treaty and facultative reinsurance. In treaty reinsurance, the ceding company is obligated to cede and the reinsurer is obligated to assume a specified portion of a type or category of risks insured by the ceding company. Treaty reinsurers do not separately evaluate each of the individual risks assumed under their treaties and, consequently, after a review of the ceding company's underwriting practices, are largely dependent on the original risk underwriting decisions made by the ceding company. In facultative reinsurance, the ceding company cedes and the reinsurer assumes all or part of the risk under a single insurance contract. Facultative reinsurance is negotiated separately for each insurance contract that is reinsured. Facultative reinsurance normally is purchased by ceding companies for individual risks not covered by their reinsurance treaties, for amounts in excess of the dollar limits of their reinsurance treaties and for unusual risks.

Both treaty and facultative reinsurance can be written on either a pro rata basis or an excess of loss basis. Under pro rata reinsurance, the ceding company and the reinsurer share the premiums as well as the losses and expenses in an agreed proportion. Under excess of loss reinsurance, the reinsurer indemnifies the ceding company against all or a specified portion of losses and expenses in excess of a specified dollar amount, known as the ceding company's retention or reinsurer's attachment point, generally subject to a negotiated reinsurance contract limit.

Premiums paid by the ceding company to a reinsurer for excess of loss reinsurance are not directly proportional to the premiums that the ceding company receives because the reinsurer does not assume a proportionate risk. In pro rata reinsurance, the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company's cost of acquiring the business being reinsured (commissions, premium taxes, assessments and miscellaneous administrative expense). There is usually no ceding commission on excess of loss reinsurance.

Reinsurers may purchase reinsurance to cover their own risk exposure. Reinsurance of a reinsurer's business is called a retrocession. Reinsurance companies cede risks under retrocessional agreements to other reinsurers, known as retrocessionaires, for reasons similar to those that cause insurers to purchase reinsurance: to reduce net liability on individual or classes of risks, protect against catastrophic losses, stabilize financial ratios and obtain additional underwriting capacity.

Reinsurance can be written through professional reinsurance brokers or directly with ceding companies. From a ceding company's perspective, both the broker market and the direct market have advantages and disadvantages. A ceding company's decision to select one market over the other will be influenced by its perception of such advantages and disadvantages relative to the reinsurance coverage being placed.

BUSINESS STRATEGY
The Company's underwriting strategies seek to capitalize on its financial capacity, its employee expertise and its flexibility to offer multiple products through multiple distribution channels. The Company's strategies include effective management of the property and casualty underwriting cycle, which refers to the tendency of insurance premiums, profits and the demand for and availability of coverage to rise and fall over time. The Company also seeks to manage its catastrophe exposures and retrocessional costs, which are incurred when reinsurers purchase reinsurance. Efforts to control expenses and to operate in a cost-efficient manner are also a continuing focus for the Company.

The Company's products include the full range of property and casualty coverages, including marine, aviation, surety, errors and omissions liability ("E&O"), directors' and officers' liability ("D&O"), medical malpractice, other specialty lines, accident and health ("A&H"), workers compensation, non-standard auto and loss portfolios. The Company's distribution channels include both the direct and broker reinsurance markets, U.S. and international markets, reinsurance, both treaty and facultative, and insurance, both admitted and non-admitted.

The Company's underwriting strategy emphasizes underwriting profitability rather than premium volume, writing specialized property and casualty risks and integration of underwriting expertise across all underwriting units. Key elements of this strategy are prudent risk selection, appropriate pricing through strict underwriting discipline and continuous adjustment of the Company's business mix to respond to changing market conditions. The Company focuses on reinsuring companies that effectively manage the underwriting cycle through proper analysis and pricing of underlying risks and whose underwriting guidelines and performance are compatible with its objectives.

The Company's underwriting strategy also emphasizes flexibility and responsiveness to changing market conditions, such as increased demand or favorable pricing trends. The Company believes that its existing strengths, including its broad underwriting expertise, U.S. and international presence and substantial capital, facilitate adjustments to its mix of business geographically, by line of business and by type of coverage, allowing it to capitalize on those market opportunities that provide the greatest potential for underwriting profitability. The Company's insurance infrastructure further facilitates this strategy by allowing the Company to develop business that requires the Company to issue insurance policies. The Company also carefully monitors its mix of business to avoid inappropriate concentrations of geographic or other risk.

The Company's underwriting guidelines seek to limit the accumulation of catastrophe risks and to maintain a cost-effective retrocession program. In implementing its underwriting guidelines, the Company seeks to select opportunities with acceptable risk/return profiles while maintaining the Company's probable maximum loss at appropriate levels.

RATINGS
The following table shows the financial strength ratings of the Company's operating subsidiaries as reported by A.M. Best, Standard & Poor's Ratings Services ("Standard & Poor's) and Moody's Investors Service ("Moody's"). These ratings are based upon factors of concern to policyholders and should not be considered an indication of the degree or lack of risk involved in an equity investment in an insurance company.

Operating Subsidiary           A.M. Best        Standard & Poor's    Moody's
------------------------------------------------------------------------------
Everest Re                     A+ (Superior)    AA- (Very Strong)    A1 (Good)
Everest National               A+ (Superior)    AA- (Very Strong)    Not Rated
Everest Indemnity              A+ (Superior)    Not Rated            Not Rated
Southeastern Security          A+ (Superior)    BB pi                Not Rated
Everest Canada                 A+ (Superior)    Not Rated            Not Rated
Mt. McKinley                   Not Rated        B pi                 Not Rated

A.M. Best states that the "A+" ("Superior") rating is assigned to those companies which, in its opinion, have, on balance, achieved superior financial strength, operating performance and market profile when compared to the standards established by A.M. Best and have demonstrated a very strong ability to meet their ongoing obligations to policyholders. The "A+" ("Superior") rating is the second highest of fifteen ratings assigned by A.M. Best, which range from "A++" ("Superior") to "F" ("In Liquidation"). Additionally, A.M. Best has eleven classifications within the "Not Assigned" category. Standard & Poor's states that the "AA-" rating is assigned to those insurance companies which, in its opinion, offer excellent financial security and whose capacity to meet policyholder obligations is strong under a variety of economic and underwriting conditions. The "AA-" rating is the fourth highest of nineteen ratings assigned by Standard & Poor's, which range from "AAA" (Superior) to "R" (Regulatory Action). Ratings from AA to B may be modified by the use of a plus or minus sign to show relative standing of the insurer within those rating categories. Ratings, denoted with a "pi" subscript, are ratings based on Standard & Poor's analysis of published financial information and do not reflect in-depth meetings with the Company's management. The "BB pi" and "B pi" ratings are the twelfth and fifteenth highest of the nineteen Standard & Poor's ratings. Moody's states that insurance companies rated "A" offer good financial security. However, elements may be present which suggest a susceptibility to impairment in the future. Moody's rating gradations are shown through the use of nine distinct symbols, each symbol representing a group of ratings in which the financial security is broadly the same. The "A1" (Good) rating is the fifth highest of ratings assigned by Moody's, which range from "Aaa" (Exceptional) to "C" (Lowest). Moody's further distinguishes the ranking of an insurer within its generic rating classification from Aa to B with 1, 2 and 3 ("1" being the highest).

The following table shows the investment grade ratings of the Holdings' senior notes due March 15, 2005 and March 15, 2010 by A.M. Best, Standard & Poor's and Moody's. Debt ratings are a current assessment of the credit-worthiness of an obligor with respect to a specific obligation.

                               A.M. Best        Standard & Poor's    Moody's
----------------------------------------------------------------------------
Senior Notes                   a                A-                   A3

A company with a debt rating of "a" is considered by A.M. Best to have a strong capacity and willingness to meet the terms of the obligation and possesses a low level of credit risk. The "a" rating is the sixth highest of 19 ratings assigned by A.M. Best, which range from "aaa" to "ccc". A company with a debt rating of "A-" is considered by Standard & Poor's to have a strong capacity to pay interest and repay principal, although it is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than debt in higher rated categories. The "A-" rating from Standard & Poor's is the seventh highest of 24 ratings assigned by Standard & Poor's, which range from "AAA" to "D". A company with a debt rating of "A3" is considered to be an upper-medium-grade obligation by Moody's. This rating represents adequate capacity with respect to repayment of principal and interest, but elements may be present which suggest a susceptibility to impairment sometime in the future. The "A3" rating is the seventh highest of 21 ratings assigned by Moody's which range from "AAA" to "C".

All of the above-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies.

COMPETITION
The worldwide reinsurance and insurance businesses are highly competitive. Since late 1999, market conditions, including unfavorable industry-wide results of operations, have led to modest premium rate increases as well as modest improvements in contract terms in a number of lines of reinsurance and insurance. These changes reflect a reversal of the trend from 1987 through 1999 toward increasingly competitive global market conditions across most lines of business as reflected by decreasing prices and broadening contract terms. The earlier trend resulted from a number of factors, including the emergence of significant reinsurance capacity in Bermuda, a rejuvenated Lloyd's market and consolidation and increased capital levels in the insurance industry. Many of these same factors continue to operate. As a result, although the Company is encouraged by the recent improvements, the Company cannot predict with any reasonable certainty whether and to what extent these improvements will persist.

Competition with respect to the types of reinsurance and insurance business in which the Company is engaged is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, the A.M. Best and/or Standard & Poor's rating of the reinsurer or insurer, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. The Company competes in the United States and international reinsurance and insurance markets with numerous international and domestic reinsurance and insurance companies. The Company's competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd's. Some of these competitors have greater financial resources than the Company and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the potential for securitization of reinsurance and insurance risks through the capital markets provide an additional source of reinsurance and insurance capacity and competition.

EMPLOYEES
As of March 1, 2001, the Company employed 436 persons. Management believes that its employee relations are good. None of the Company's employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

ITEM 2.  PROPERTIES
Everest Re's corporate offices are located in approximately 112,000 square feet of leased office space in Liberty Corner, New Jersey. The Company's other eleven locations occupy a total of approximately 69,500 square feet, all of which are leased. Management believes that the above-described office space is adequate for its current and anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS
The Company is involved from time to time in ordinary routine litigation and arbitration proceedings incidental to its business. The Company does not believe that there are any other material pending legal proceedings to which it or any of its subsidiaries or their properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Information for this Item 4 is not required pursuant to General Instruction I(2) of Form 10-K.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION AND HOLDER OF COMMON STOCK
As of December 31, 2000, all of the Company's common stock was owned by Group and was not publicly traded.

During 2000 and 1999, the Company declared dividends on its common stock totaling $495.0 million and $11.6 million, respectively.

The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, financial condition, business needs and growth objectives, capital and surplus requirements of operating subsidiaries, regulatory restrictions, rating agency considerations and other factors. As an insurance holding company, the Company is dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its stockholders. The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law. Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $897.5 million at

December 31, 2000, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner. During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. Further the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of an insurer's statutory surplus as of the end of the prior calendar year or (2) the insurer's statutory net income, not including realized capital gains, for the prior calendar year. Under this definition, the maximum amount that will be available for the payment of dividends by Everest Re in 2000 without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $165.1 million, of which $100.0 million was paid in January 2001. See Note 11A of Notes to Consolidated Financial Statements.

RECENT SALES OF UNREGISTERED SECURITIES
None.

ITEM 6.  SELECTED FINANCIAL DATA

Information for this Item 6 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the results of operations and financial condition of Everest Reinsurance Holdings, Inc. and its subsidiaries (the "Company"). This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto presented under ITEM 8.

RESTRUCTURING
On February 24, 2000, a corporate restructuring was completed and Everest Re Group, Ltd. ("Group") became the new parent holding company of the Company, which remains the holding company for Group's U.S. based operations. Holders of the Company's common stock automatically became holders of the same number of Group common shares. The Company is filing this report as a result of its public issuance of senior notes on March 14, 2000. See ITEM 1 - "Business - The Company" for a further discussion.

ACQUISITIONS
On September 19, 2000, the Company completed the acquisition of all of the issued and outstanding capital stock of Gibraltar Casualty Company ("Gibraltar") from The Prudential Insurance Company of America ("The Prudential") for $51.8 million, which approximated book value. As a result of the acquisition, Gibraltar became a wholly owned subsidiary of the Company and, immediately following the acquisition, its name was changed to Mt. McKinley Insurance Company ("Mt. McKinley"). In connection with the acquisition of Mt. McKinley, which has significant exposure to asbestos and environmental claims, Prudential Property and Casualty Insurance Company ("Prupac"), a subsidiary of The Prudential, provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley's reserves as of September 19, 2000 and The Prudential guaranteed Prupac's obligation to Mt. McKinley.

Mt. McKinley, a run-off property and casualty insurer in the United States, has had a long relationship with the Company and its principal operating company, Everest Reinsurance Company ("Everest Re"). Mt. McKinley was formed in 1978 by Everest Re and wrote insurance until 1985, when it was placed in run-off. In 1991, Mt. McKinley became a subsidiary of The Prudential. Mt. McKinley is also a reinsurer of Everest Re. Under a series of transactions dating to 1986, Mt. McKinley reinsured several components of Everest Re's business. In particular, Mt. McKinley provided stop-loss reinsurance protection, in connection with the Company's October 5, 1995 IPO, for any adverse loss development on Everest Re's June 30, 1995 (December 31, 1994 for catastrophe losses) reserves, with $375.0 million in limits, of which $89.4 million remains available (the "Stop Loss Agreement"). The Stop Loss Agreement and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the acquisition. However, these contracts have become transactions with affiliates with the financial impact eliminated in consolidation.

Effective September 19, 2000, Mt. McKinley and Everest Reinsurance (Bermuda), Ltd. ("Bermuda Re") entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for arm's-length consideration, all of its net insurance exposures and reserves, including allocated and unallocated loss adjustment expenses, to Bermuda Re.

On January 18, 2000, Everest Re purchased all of the issued and outstanding shares of Cra-Co Holdings Ltd., the Georgia holding company parent of Southeastern Security Insurance Company ("SSIC"), for $10.1 million, which approximated book value. SSIC is a Georgia property and casualty insurance company, whose primary line of business is non-standard auto coverage.

RESULTS OF OPERATIONS
INDUSTRY CONDITIONS. Since late 1999, market conditions, including unfavorable industry-wide results of operations, have led to modest premium rate increases as well as modest improvements in contract terms in a number of lines of reinsurance and insurance. These changes reflect a reversal of the trend from 1987 through 1999 toward increasingly competitive global market conditions across most lines of business as reflected by decreasing prices and broadening contract terms. The earlier trend resulted from a number of factors, including the emergence of significant reinsurance capacity in Bermuda, a rejuvenated Lloyd's market and consolidation and increased capital levels in the insurance industry. Many of these same factors continue to operate. As a result, although the Company is encouraged by the recent improvements, the Company cannot predict with any reasonable certainty whether and to what extent these improvements will persist.

SEGMENT INFORMATION
During the quarter ended December 31, 2000, the Company's management realigned its operating segments to better reflect the way that management monitors and evaluates the Company's financial performance. The Company has restated all information for prior years to conform to the new segment structure. The Company, through its subsidiaries, operates in four segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, and International. The U.S. Reinsurance operation writes property and casualty reinsurance on both a treaty and facultative basis through reinsurance brokers as well as directly with ceding companies within the United States. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the United States. The Specialty Underwriting operation writes accident and health ("A&H"), marine, aviation and surety business within the United States and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through the Company's branches in Belgium, London, Canada, and Singapore, in addition to foreign "home-office" business.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments principally based upon their underwriting results.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999
PREMIUMS. Gross premiums written increased 20.3% to $1,374.0 million in 2000 from $1,141.8 million in 1999 as the Company took advantage of selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 255.9% ($180.1 million) increase in the U.S. Insurance operation, principally attributable to growth in worker's compensation insurance, an 18.5% ($49.7 million) increase in the Specialty Underwriting operation, attributable to growth in A&H writings and a 3.6% ($11.2 million) increase in the International operation, mainly attributable to growth in North and South America and the markets served from the Company's London branch. These increases were partially offset by a 1.8% ($8.9 million) decrease in the U.S. Reinsurance operation where growth across property and casualty lines was offset by reductions in non-standard auto writings. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $166.7 million in 2000 from $46.3 million in 1999. This increase was principally attributable to the higher utilization of contract specific cessions in the U.S. Insurance and U.S. Reinsurance operations, including a new 100% ceded U.S. Longshore and Harbor Workers' Compensation Act and state act workers' compensation program in the U.S. Insurance operation, which contributed $37.0 million to the increase. In addition, adjustment premiums of $35.2 million were ceded in 2000 relating to losses ceded under the 1999 accident year aggregate excess of loss element of the Company's corporate retrocessional program.

Net premiums written increased by 10.2% to $1,207.3 million in 2000 from $1,095.6 million in 1999. This increase was consistent with the increase in gross premiums written and the increase in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 8.5% to $1,162.6 million in 2000 from $1,071.5 million in 1999. Contributing to this increase was a 75.8% ($43.8 million) increase in the U.S. Insurance operation, a 14.1% ($37.3 million) increase in the Specialty Underwriting operation, and a 3.3% ($15.1 million) increase in the U.S. Reinsurance operation. These increases were partially offset by a 1.7% ($5.0 million) decrease in the International operation. All of these changes reflect period-to-period variability in gross written and ceded premiums, and business mix, together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting and earnings and loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

EXPENSES. Incurred loss and loss adjustment expenses ("LAE") increased by 13.8% to $878.2 million in 2000 from $771.6 million in 1999. The increase in incurred losses and LAE was principally attributable to the increase in net premiums written together with modest strengthening of prior period reserves in select areas, including on a multi-year reinsurance treaty where such losses within the current experience band were accompanied by correspondingly lower commissions. The increase was partially offset by losses ceded under the Company's corporate retrocessional program and also reflects changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which reflect the impact of both current period events and favorable and unfavorable development on prior period events, and are net of reinsurance. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program in 2000 were $13.9 million, mainly reflecting modest net adverse development on 1999 catastrophe events, compared to $45.9 million in 1999. Net incurred losses and LAE in 2000 reflected ceded losses and LAE of $176.4 million, including $70.0 million ceded under the 1999 accident year aggregate excess of loss component of the Company's corporate retrocessional program. Ceded losses and LAE in 1999 were $7.4 million with no cessions under the accident year aggregate excess of loss component of the Company's corporate retrocessional program.

Contributing to the increase in incurred losses and LAE in 2000 from 1999 were a 71.1% ($29.2 million) increase in the U.S. Insurance operation principally reflecting increased premium volume, a 37.0% ($68.7 million) increase in the Specialty Underwriting operation principally attributable to increased premium volume in A&H business together with modest reserve strengthening for prior period marine, aviation and surety exposures, a 3.3% ($7.5 million) increase in International operation, which included modest reserve strengthening for exposures produced through its London and Canadian branches, and a 0.4% ($1.2 million) increase in the U.S. Reinsurance operation. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss and LAE ratio ("loss ratio"), which is calculated by dividing incurred losses and LAE by premiums earned, increased by 3.5 percentage points to 75.5% in 2000 from 72.0% in 1999 reflecting the incurred losses and LAE discussed above. The following table shows the loss ratios for each of the Company's operating segments for 2000 and 1999. The loss ratios for all operations were impacted by the factors noted above.

                 Operating Segment Loss Ratios
----------------------------------------------------------------
      Segment                           2000               1999
----------------------------------------------------------------
U.S. Reinsurance                        67.4%              69.3%
U.S. Insurance                          69.2%              71.1%
Specialty Underwriting                  84.0%              70.0%
International                           82.3%              78.3%

Underwriting expenses decreased by 5.7% to $317.7 million in 2000 from $337.0 million in 1999. Commission, brokerage, taxes and fees decreased by $18.5 million, principally reflecting the Company's reassessment of the expected losses on the multi-year reinsurance treaty noted above that led to a $33.8 million decrease in contingent commissions with a corresponding increase to losses, partially offset by increases in premiums written and also reflecting changes in the mix of business. Other underwriting expenses decreased by $0.8 million. Contributing to the underwriting expense decrease were a 26.5% ($34.5 million) decrease in the U.S. Reinsurance operation, which included the impact of the contingent commission adjustment noted above and a 2.0% ($1.9 million) decrease in the International operation. These decreases were partially offset by a 52.8% ($12.8 million) and a 9.1% ($7.3 million) increase in the U.S. Insurance operation and the Specialty Underwriting operation, respectively, principally related to production volume increases. Except as noted, the changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, the underwriting performance of the underlying business. The Company's expense ratio, which is calculated by dividing underwriting expenses by premiums earned, decreased by 4.2 percentage points to 27.3% in 2000 compared to 31.5% in 1999.

The Company's combined ratio, which is the sum of the loss and expense ratios, decreased by 0.7 percentage points to 102.8% in 2000 compared to 103.5% in 1999. The following table shows the combined ratios for each of the Company's operating segments for 2000 and 1999. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

                  Operating Segment Combined Ratios
-------------------------------------------------------------------
       Segment                               2000             1999
-------------------------------------------------------------------
U.S. Reinsurance                             88.0%            97.9%
U.S. Insurance                              105.8%           113.1%
Specialty Underwriting                      113.1%           100.4%
International                               115.4%           111.5%

Interest expense was $39.4 million for 2000 compared to $1.5 million in 1999. Interest expense for 2000 reflects $30.9 million relating to the Company's issuance of senior notes and $8.5 million relating to the Company's borrowing under its revolving credit facility. Interest expense for 1999 reflects $1.5 million relating to the Company's borrowing under its credit facility.

Other income was $3.3 million in 2000 compared to other expense of $1.0 million in 1999. Significant contributors to other income for 2000 were foreign exchange gains as well as financing fees from SSIC, offset by net derivative income and fair value adjustments and expenses relating to the Company's issuance of senior notes. Other expense for 1999 principally reflected foreign exchange losses. The foreign exchange gains and losses are attributable to fluctuations in foreign currency exchange rates.

INVESTMENTS. Net investment income increased by 7.3% to $271.4 million in 2000 from $253.0 million in 1999, principally reflecting the growth in cash and invested assets, including $50.0 million in retained proceeds from the Company's issuance of senior notes coupled with the impact of portfolio management activities. The following table shows a comparison of various investment yields as of December 31, 2000 and 1999, respectively, and for the periods then ended.

                                                       2000          1999
                                                      --------------------
Imbedded pre-tax yield of cash and invested
 assets at end of period                                6.7%          6.2%
Imbedded after-tax yield of cash and invested
 assets at end of period                                5.0%          4.9%
Annualized pre-tax yield on average cash and
 invested assets                                        6.5%          6.2%
Annualized after-tax yield on average cash and
 invested assets                                        5.0%          4.9%

Net realized capital gains were $0.3 million in 2000, reflecting realized capital gains on the Company's investments of $30.3 million, partially offset by $30.0 million of realized capital losses, compared to realized capital losses of $16.8 million in 1999. The net realized capital losses in 1999 reflected realized capital losses of $33.9 million, which were partially offset by $17.1 million of realized capital gains. The realized capital gains in 2000 and 1999 arose mainly from activity in the Company's equity portfolio. The realized capital losses in 2000 and 1999 arose mainly from activity in the Company's fixed maturity portfolios.

INCOME TAXES. The Company recognized income tax expense of $43.8 million in 2000 compared to $38.5 million in 1999 with the increase mainly attributable to decreased realized capital losses.

NET INCOME. Net income was $158.5 million in 2000 compared to $158.1 million in 1999. This increase generally reflects the decreases in net realized capital losses, together with the improved underwriting and investment results, partially offset by increased interest and income tax expense.

SAFE HARBOR DISCLOSURE
In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), the Company sets forth below cautionary statements identifying important factors that, among others, in some cases have affected and that could cause its actual results to differ materially from those which might be projected, forecasted, or estimated in its forward-looking statements, as defined in the Act, made by or on behalf of the Company in press releases, written statements or documents filed with the U.S. Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls. These cautionary statements supplement other factors contained in this report which could cause the Company's actual results to differ materially from those which might be projected, forecasted or estimated in its forward-looking statements.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's results to differ materially from such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the following:

1) Changes in the level of competition in the United States and international reinsurance or insurance markets that adversely affect the volume or profitability of the Company's reinsurance or insurance business. These changes include, but are not limited to, the intensification of price and contract terms competition, the entry of new competitors, consolidation in the reinsurance and insurance industry and the development of new products by new and existing competitors;

2) Decrease in the demand for reinsurance and insurance products of the type offered by the Company and its ceding insurer customers;

3)  The ability of the Company to execute its strategies;

4) Occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding the Company's estimates;

5) Adverse development on claim and claim expense liabilities related to business written in prior years, including, but not limited to, evolving case law and its effect on environmental and other latent injury claims, changing government regulations, newly identified toxins, newly reported claims, new theories of liability, or new insurance and reinsurance contract interpretations;

6) Greater than expected loss ratios on reinsurance or insurance written by the Company;

7) Changes in inflation that affect the profitability of the Company's current reinsurance and insurance businesses or the adequacy of its claim, claim expense and policy benefit liabilities;

8)  Loss of services of any key employees;

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

12) Losses due to foreign currency exchange rate fluctuations;

13) Adverse results in litigation matters, including, but not limited to, litigation related to environmental, asbestos and other potential mass tort claims;

14) Changes in the Company's ratings;

15) The impact of current and future regulatory environments, generally, and on the ability of the Company's subsidiaries to enter and exit reinsurance or insurance markets; and

16) Adverse  changes in  tax  treatment  of the  Company's  business,  including changes in tax treatment by the U.S or other regulatory or political organizations with jurisdiction or potential jurisdiction over the Company or its affiliates.

In addition to the factors outlined above that are directly related to the Company's businesses, the Company is also subject to general business risks, including, but not limited to, adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage and changes in general economic factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK MARKET SENSITIVE INSTRUMENTS

The Securities and Exchange Commission Financial Reporting Release #48 requires registrants to clarify and expand upon the existing financial statement disclosure requirements for derivative financial instruments, derivative commodity instruments, and other financial instruments (collectively, "market sensitive instruments").

The Company's current investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company's mix of taxable and tax-preferenced investments is adjusted continuously, consistent with its current and projected operating results, market conditions, and tax position. The fixed maturities in the investment portfolio are comprised of non-trading available for sale securities. Additionally, the Company invests in equity securities, which it believes will enhance the risk-adjusted total return of the investment portfolio.

The overall strategy considers the scope of present and anticipated Company operations. In particular, estimates of the financial impact resulting from non-investment asset and liability transactions, together with the Company's capital structure and other factors, are used to develop a net liability analysis. This analysis includes estimated payout characteristics for which the investments of the Company provide liquidity. This analysis is considered in the development of specific investment strategies for asset allocation, duration, and credit quality. The change in overall market sensitive risk exposure principally reflects the asset changes that took place during the year together with minor changes in the underlying risk characteristics.

The $4.3 billion investment portfolio is comprised of fixed maturity securities that are subject to interest rate risk and foreign currency rate risk, and equity securities that are subject to equity price risk. The impact of these risks in the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest  rate  risk is the  potential  change  in value of the  fixed  maturity portfolio due to change in market interest rates. Further, it includes prepayment risk in a declining interest rate environment on the $462.9 million of the $3.9 billion fixed maturity portfolio, which consists of mortgage-backed securities. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus, the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on the fixed maturity portfolio as of December 31, 2000 and 1999 based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments are taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

                                           2000
                             INTEREST RATE SHIFT IN BASIS POINTS
------------------------------------------------------------------------------------------
                               -200         -100           0           100          200
------------------------------------------------------------------------------------------
Total Market Value           $ 4,637.3    $ 4,384.1    $ 4,150.6    $ 3,923.7    $ 3,710.2

Market Value Change from
 Base (%)                         11.8%         5.6%         0.0%        (5.5%)      (10.6%)

Change in Unrealized
 Appreciation After-tax
 from Base ($)               $   316.4    $   151.8    $       0    $ (147.5)    $  (286.3)

                                           1999
                             INTEREST RATE SHIFT IN BASIS POINTS
------------------------------------------------------------------------------------------
                               -200         -100           0           100          200
------------------------------------------------------------------------------------------
Total Market Value           $ 4,481.6    $ 4,210.8    $ 3,958.8    $ 3,724.0    $ 3,508.0

Market Value Change from
 Base (%)                         13.2%         6.4%         0.0%        (5.9%)      (11.4%)

Change in Unrealized
 Appreciation After-tax
 from Base ($)               $   339.8    $   163.7    $       0    $ (152.7)    $  (293.0)

Foreign currency rate risk is the potential change in value, income, and cash flow arising from adverse changes in foreign currency exchange rates. The Company's foreign operations each maintain capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, the Company prefers to maintain the capital of its foreign operations in U.S. dollar assets although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency as well as the currency of other countries in which it operates. The primary foreign currency exposures are the Canadian Dollar, the British Pound Sterling and the Euro for these foreign operations. The Company mitigates foreign exchange exposure by a general matching of the currency and duration of its assets to its corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52, the Company translates the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. The primary functional foreign currency exposures are the Canadian Dollar, the Belgian Franc and the British Pound Sterling for these foreign operations.

The tables below display the potential impact of a parallel 20% increase and decrease in foreign exchange rates on the valuation of invested assets subject to foreign currency exposure in 10% increments as of December 31, 2000 and 1999. This analysis includes the after-tax impact of translation from transactional currency to functional currency as well as the after-tax impact of translation from functional currency to the U.S. dollar reporting currency. During 1999, the Company redenominated into the Euro all invested assets denominated in the eleven currencies committed to convert to the Euro. The impact of the Euro conversion was not material to the Company's business, operations or financial condition. All amounts are in U.S. dollars and are presented in millions.

                                        2000
                       CHANGE IN FOREIGN EXCHANGE RATES IN PERCENT
---------------------------------------------------------------------------------------
                                  -20%        -10%        0%          10%         20%
---------------------------------------------------------------------------------------
Total After-tax Foreign
 Exchange Exposure             ($  42.9)   ($  22.5)    $     0     $  24.2     $  49.5

                                        1999
                       CHANGE IN FOREIGN EXCHANGE RATES IN PERCENT
---------------------------------------------------------------------------------------
                                  -20%        -10%        0%          10%         20%
---------------------------------------------------------------------------------------
Total After-tax Foreign
 Exchange Exposure             ($  44.9)   ($  23.5)    $     0     $  24.9     $  51.0

Equity risk is the potential change in market value of the common stock and preferred stock portfolios arising from changing equity prices. The Company invests in predominately high quality preferred and common stocks that are traded on the major exchanges in the United States. The primary objective in managing the $36.5 million equity portfolio is to provide long-term capital growth through market appreciation and income.

The tables below display the impact on market value and after-tax unrealized appreciation of a 20% change in equity prices up and down in 10% increments as of December 31, 2000 and 1999. All amounts are in U.S. dollars and are presented in millions.

                                         2000
                          CHANGE IN EQUITY VALUES IN PERCENT
--------------------------------------------------------------------------------------
                                -20%        -10%          0%         10%         20%
--------------------------------------------------------------------------------------
Market Value of the
 Equity Portfolio              $  29.3     $  33.0     $  36.6     $  40.3     $  44.0

After-tax Change in
 Unrealized Appreciation          (4.8)       (2.4)          0         2.4         4.8

                                         1999
                          CHANGE IN EQUITY VALUES IN PERCENT
--------------------------------------------------------------------------------------
                                -20%        -10%          0%         10%         20%
--------------------------------------------------------------------------------------
Market Value of the
 Equity Portfolio              $  72.6     $  81.6     $  90.7     $  99.8     $ 108.8

After-tax Change in
 Unrealized Appreciation         (11.8)       (5.9)          0         5.9        11.8

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in the accompanying Index to Financial Statements and Schedules on page F-1 are filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information for this Item 10 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
Information for this Item 11 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information for this Item 12 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information for this Item 13 is not required pursuant to General Instruction I(2) of Form 10-K.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES
The financial statements and schedules listed in the accompanying Index to Financial Statements and Schedules on page F-1 are filed as part of this report.

EXHIBITS
The exhibits listed on the accompanying Index to Exhibits on page E-1 are filed as part of this report.

REPORTS ON FORM 8-K
An amendment to the current report on Form 8-K dated September 19, 2000 was filed on December 4, 2000 concerning the acquisition of Mt. McKinley (f/k/a Gibraltar) to include the filing of the financial statements and pro forma financial information required to be filed with that current report on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2001.

                                      EVEREST REINSURANCE HOLDINGS, INC.


                                      By: /s/ JOSEPH V. TARANTO
                                          -------------------------------------
                                          Joseph V. Taranto
                                          (Chairman and Chief Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  JOSEPH V. TARANTO        Chairman and Chief Executive        March 23, 2001
-------------------------     Officer and Director
Joseph V. Taranto

/s/  STEPHEN L. LIMAURO       Executive Vice President,           March 23, 2001
-------------------------     Chief Financial Officer,
Stephen L. Limauro            Treasurer and Comptroller
                              and Director

/s/  THOMAS J. GALLAGHER      Director                            March 23, 2001
-------------------------
Thomas J. Gallagher

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                           Pages
                                                                           -----
Everest Reinsurance Holdings, Inc.

Report of Independent Accountants on Financial Statements
 and Schedules                                                               F-2

Consolidated Balance Sheets at December 31, 2000 and 1999                    F-3

Consolidated Statements of Operations and Comprehensive Income
 for the years ended December 31, 2000, 1999 and 1998                        F-4

Consolidated Statements of Changes in Stockholder's Equity
 for the years ended December 31, 2000, 1999 and 1998                        F-5

Consolidated Statements of Cash Flows for the years ended
 December 31, 2000, 1999 and 1998                                            F-6

Notes to Consolidated Financial Statements                                   F-7

Schedules

I     Summary of Investments Other Than Investments in
       Related Parties at December 31, 2000                                  S-1

II    Condensed Financial Information of Registrant:
        Balance  Sheets as of December 31, 2000 and 1999                     S-2
        Statements of Operations for the Years Ended
         December 31, 2000, 1999 and 1998                                    S-3
        Statements of Cash Flows for the Years Ended
         December 31, 2000, 1999 and 1998                                    S-4

III   Supplementary Insurance Information as of December 31, 2000
       and 1999 and for the years ended December 31, 2000, 1999
       and 1998                                                              S-5

IV    Reinsurance for the years ended December 31, 2000, 1999
       and 1998                                                              S-6


Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Everest Reinsurance Holdings, Inc.


In our opinion, the consolidated financial statements listed in the index on page F-1 of this Form 10-K present fairly, in all material respects, the financial position of Everest Reinsurance Holdings, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index on page F-1 of this Form 10-K present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
New York, New York
February 14, 2001

Part I - Item 1

                       EVEREST REINSURANCE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except par value per share)


                                         December 31,     December 31,
                                         ------------     ------------
                                             2000             1999
                                         ------------     ------------
ASSETS:
Fixed maturities - available for
 sale, at market value (amortized
 cost: 2000, $3,793,279; 1999,
 $3,940,625)                             $  3,879,335     $  3,885,278
Equity securities, at market value
 (cost: 2000, $22,395; 1999,
 $50,224)                                      36,634           90,693
Short-term investments                        271,216           73,558
Other invested assets                          29,211           27,482
Cash                                           68,397           62,227
                                         ------------     ------------
   Total investments and cash               4,284,793        4,139,238


Accrued investment income                      64,508           64,898
Premiums receivable                           393,229          294,941
Reinsurance receivables                       996,689          742,513
Funds held by reinsureds                      161,350          157,237
Deferred acquisition costs                     92,478           82,713
Prepaid reinsurance premiums                   58,196            9,582
Deferred tax asset                            174,451          188,326
Other assets                                   37,622           24,854
                                         ------------     ------------
TOTAL ASSETS                             $  6,263,316     $  5,704,302
                                         ============     ============

LIABILITIES:
Reserve for losses and adjustment
 expenses                                $  3,785,747     $  3,646,992
Unearned premium reserve                      401,148          308,563
Funds held under reinsurance
 treaties                                     110,464          178,520
Losses in the course of payment               101,995           67,065
Contingent commissions                          9,380           58,169
Other net payable to reinsurers                60,332           13,217
Current federal income taxes                   (8,210)          (4,475)
8.5% Senior notes due 3/15/2005               249,615               -
8.75% Senior notes due 3/15/2010              199,004               -
Revolving credit agreement
 borrowings                                   235,000           59,000
Accrued interest on debt and
 borrowings                                    12,212              106
Other liabilities                              56,142           49,663
                                         ------------     ------------
   Total liabilities                        5,212,829        4,376,820
                                         ------------     ------------

Commitments and contingencies
 (Note 12)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01;
 200 million shares authorized;
 1,000 shares issued in 2000 and
 50.9 million shares issued in 1999                -               509
Additional paid-in capital                    255,359          390,912
Unearned compensation                              -              (109)
Accumulated other comprehensive
 income, net of deferred income
 taxes of $30.4 million in 2000
 and deferred income taxes benefit
 of $9.1 million in 1999                       56,747          (16,701)
Retained earnings                             738,381        1,074,941
Treasury stock, at cost; 0.0
 million shares in 2000 and 4.4
 million shares in 1999                            -          (122,070)
                                         ------------     ------------
   Total stockholder's equity               1,050,487        1,327,482
                                         ------------     ------------
TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY                    $  6,263,316     $  5,704,302
                                         ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                (Dollars in thousands, except per share amounts)


                                            Years Ended December 31,
                                   -----------------------------------------
                                      2000           1999           1998
                                   -----------    -----------    -----------
REVENUES:
Premiums earned                    $ 1,162,597    $ 1,071,451    $ 1,068,010
Net investment income                  271,389        252,999        244,909
Net realized capital
 gain (loss)                               291        (16,760)          (765)
Other income (expense)                   3,341         (1,030)         3,046
                                   -----------    -----------    -----------
                                     1,437,618      1,306,660      1,315,200
                                   -----------    -----------    -----------

CLAIMS AND EXPENSES:
Incurred losses and loss
 adjustment expenses                   878,241        771,570        778,404
Commission, brokerage,
 taxes and fees                        267,410        285,957        274,559
Other underwriting
 expenses                               50,264         48,263         49,561
Non-recurring restructure
 expenses                                   -           2,798             -
Interest expense on
 senior notes                           30,896             -              -
Interest expense on
 credit facility                         8,490          1,490             -
                                   -----------    -----------    -----------
                                     1,235,301      1,110,078      1,102,524
                                   -----------    -----------    -----------

INCOME BEFORE TAXES                    202,317        196,582        212,676

Income tax                              43,822         38,521         47,479
                                   -----------    -----------    -----------

NET INCOME                         $   158,495    $   158,061    $   165,197
                                   ===========    ===========    ===========

Other comprehensive income
 (loss), net of tax                     73,448       (202,219)        33,199
                                   -----------    -----------    -----------

COMPREHENSIVE INCOME (LOSS)        $   231,943    $   (44,158)   $   198,396
                                   ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDER'S EQUITY
                (Dollars in thousands, except per share amounts)


                                             Years Ended December 31,
                                     -----------------------------------------
                                        2000           1999           1998
                                     -----------    -----------    -----------
COMMON STOCK (SHARES OUTSTANDING):
Balance, beginning of period          46,457,817     49,989,204     50,479,271
Issued during the period                   8,500         17,400         34,436
Treasury stock acquired during
 the period                             (650,400)    (3,554,047)      (529,040)
Treasury stock reissued during
 the period                                1,780          5,260          4,537
Common stock retired during
 the period                          (45,817,697)            -              -
Issued during the period                   1,000             -              -
                                     -----------    -----------    -----------
Balance, end of period                     1,000     46,457,817     49,989,204
                                     ===========    ===========    ===========

COMMON STOCK (PAR VALUE):
Balance, beginning of period         $       509    $       509    $       508
Common stock retired during
 the period                                 (509)            -               1
                                     -----------    -----------    -----------
Balance, end of period                        -             509            509
                                     -----------    -----------    -----------

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period             390,912        390,559        389,876
Retirement of treasury stock
 during the period                      (138,546)            -              -
Common stock issued during
 the period                                2,339            317            610
Treasury stock reissued
 during period                                (2)            36             73
Contribution from subsidiary                 198             -              -
Common stock retired during
 the period                                  458             -              -
                                     -----------    -----------    -----------
Balance, end of period                   255,359        390,912        390,559
                                     -----------    -----------    -----------

UNEARNED COMPENSATION:
Balance, beginning of period                (109)          (240)          (514)
Net increase during the period               109            131            274
                                     -----------    -----------    -----------
Balance, end of period                        -            (109)          (240)
                                     -----------    -----------    -----------

ACCUMULATED OTHER COMPREHENSIVE
 INCOME, NET OF DEFERRED INCOME
 TAXES:
Balance, beginning of period             (16,701)       185,518        152,319
Net increase (decrease) during
 the period                               73,448       (202,219)        33,199
                                     -----------    -----------    -----------
Balance, end of period                    56,747        (16,701)       185,518
                                     -----------    -----------    -----------

RETAINED EARNINGS:
Balance, beginning of period           1,074,941        928,500        773,380
Net income                               158,495        158,061        165,197
Restructure adjustments                      (55)            -              -
Dividends paid to parent                (495,000)       (11,620)       (10,077)
                                     -----------    -----------    -----------
Balance, end of period                   738,381      1,074,941        928,500
                                     -----------    -----------    -----------

TREASURY STOCK AT COST:
Balance, beginning of period            (122,070)       (25,642)        (8,086)
Treasury stock retired during
 the period                              138,454             -              -
Treasury stock acquired during
 period                                  (16,426)       (96,551)       (17,663)
Treasury stock reissued during
 period                                       42            123            107
                                     -----------    -----------    -----------
Balance, end of period                        -        (122,070)       (25,642)
                                     -----------    -----------    -----------
TOTAL STOCKHOLDER'S EQUITY,
 END OF PERIOD                       $ 1,050,487    $ 1,327,482    $ 1,479,204
                                     ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                    Years Ended December 31,
                                           -----------------------------------------
                                              2000 *         1999           1998
                                           -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                 $   158,495    $   158,061    $   165,197
 Adjustments to reconcile net income
  to net cash provided by operating
  activities net of effects from the
  purchase of Mt. McKinley Insurance
  Company
  (Increase) in premiums receivable           (101,894)       (36,179)        (4,466)
  Decrease (increase) in funds held
   by reinsureds, net                           29,135         23,007         (7,766)
  (Increase) decrease in reinsurance
   receivables                                (173,954)       239,763       (289,908)
  (Increase) in deferred tax asset             (16,247)       (17,169)        (2,532)
  Increase (decrease) in reserve for
   losses and loss adjustment expenses             827       (133,706)       359,178
  Increase (decrease) in unearned
   premiums                                     95,076         25,077        (52,757)
  (Increase) decrease in other assets
   and liabilities                             (16,887)       (67,106)        16,949
  Non cash compensation expense                    109            131            274
  Accrual of bond discount/amortization
   of bond premium                              (7,553)        (5,203)        (1,617)
  Amortization of underwriting discount
   on senior notes                                 112             -              -
  Restructure adjustment                           (55)            -              -
  Realized capital (gains) losses                 (291)        16,760            765
                                           -----------    -----------    -----------
Net cash (used in) provided by
 operating activities                          (33,127)       203,436        183,317
                                           -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities
 matured/called - availa1be for sale           181,381        205,669        162,514
Proceeds from fixed maturities sold
 - available for sale                          730,589        665,873        373,327
Proceeds from equity securities sold            49,556         69,397         50,508
Proceeds from other invested assets
 sold                                               -             181          7,605
Cost of fixed maturities acquired
 - available for sale                       (1,174,662)      (990,369)      (731,500)
Cost of equity securities acquired              (2,732)       (16,643)       (22,350)
Cost of other invested assets acquired          (1,698)       (23,109)          (935)
Net (purchases) sales of short-term
 securities                                   (205,524)       (38,200)        40,273
Net (decrease) in unsettled securities
 transactions                                     (955)           (47)          (499)
Payment for puchase of Mt. McKinley
 Insurance Company, net of cash
 acquired                                      349,743             -              -
                                           -----------    -----------    -----------
Net cash (used in) investing
 activities                                    (74,302)      (127,248)      (121,057)
                                           -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of treasury stock net of
 reissuances                                   (16,478)       (96,392)       (17,483)
Common stock issued during the period            2,288            317            610
Dividends paid to stockholders                (495,000)       (11,620)       (10,077)
Proceeds from issuance of senior notes         448,507             -              -
Net borrowings on revolving credit
 agreement                                     176,000         59,000             -
Contribution from subsidiary                       198             -              -
Net (decrease) in collateral for
 loaned securities                                  -              -         (47,119)
                                           -----------    -----------    -----------
Net cash provided by (used in)
 financing activities                          115,515        (48,695)       (74,069)
                                           -----------    -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES
 ON CASH                                        (1,916)        (4,592)          (443)
                                           -----------    -----------    -----------

Net increase (decrease) in cash                  6,170         22,901        (12,252)
Cash, beginning of period                       62,227         39,326         51,578
                                           -----------    -----------    -----------
Cash, end of period                        $    68,397    $    62,227    $    39,326
                                           ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
CASH TRANSACTIONS:
Income taxes paid, net                     $    62,141    $    59,586    $    65,659
Interest paid                              $    27,169    $     1,384    $        -
NON-CASH FINANCING TRANSACTION:
Issuance of common stock                   $        -     $       131    $       274


* In the quarter ended September 30, 2000, the Company purchased all of the capital stock of Mt. McKinley Insurance Company for $51,800. In conjunction with the acquisition, the fair value of assets acquired was $679,672 and liabilities was $627,872.

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Business and Basis of Presentation

Everest Re Group, Ltd. ("Group"), a Bermuda company with its principal executive office in Barbados, was established in 1999 as a wholly-owned subsidiary of Everest Reinsurance Holdings, Inc. ("Holdings"). On February 24, 2000, a corporate restructuring was completed and Group became the new parent holding company of Holdings. Holders of shares of common stock of Holdings automatically became holders of the same number of common shares of Group. The "Company" means Holdings and its subsidiaries, unless the context otherwise requires. The Company, through its subsidiaries, principally provides property and casualty reinsurance and insurance in the United States and internationally. The Company is filing this report as a result of its public issuance of senior notes on March 14, 2000. See also Note 5.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The statements include the following domestic and foreign direct and indirect subsidiaries of the Company: Everest Reinsurance Company ("Everest Re"), Everest National Insurance Company ("Everest National"), Everest Indemnity Insurance Company ("Everest Indemnity"), Everest Re Holdings, Ltd. ("Everest Ltd."), a Bermuda domiciled successor company of Everest Re Ltd. (the assets of which funded Everest Ltd. and which was formerly known as Everest Reinsurance Ltd.), Southeastern Security Insurance Company ("SSIC"), Everest Insurance Company of Canada ("Everest Canada"), Mt. McKinley Managers, L.L.C. ("Managers"), Workcare Southeast, Inc. ("Workcare Southeast"), Workcare Southeast of Georgia, Inc. ("Workcare Georgia"), Workcare, Inc and Mt. McKinley Insurance Company ("Mt. McKinley"). All amounts are reported in U.S. dollars.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

B.  Investments

Fixed maturity investments are classified as available for sale. Unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, are reflected in "accumulated other comprehensive income" net of income taxes in stockholder's equity. Unrealized losses, which are deemed other than temporary, are charged to net income. Equity securities are carried at market value with unrealized appreciation or depreciation, net of applicable deferred income tax, credited or charged directly to stockholder's equity. Short-term investments are stated at cost, which approximates market value. Realized gains or losses on sale of investments are determined on the basis of identified cost. With respect to securities that are not publicly traded, market value has been determined based on pricing models. For publicly traded securities, market value is based on quoted market prices. Other invested assets include limited partnerships and rabbi trusts. Limited partnerships are valued pursuant to the equity method of accounting, which management believes approximates market value. The Supplemental Retirement Plan rabbi trust is carried at market value, while the Deferred Compensation Plan rabbi trust and Supplemental Savings Plan rabbi trust are carried at cost, which approximates market value. Cash includes cash and bank time deposits with original maturities of ninety days or less.

C.  Uncollectible Reinsurance Balances

The Company provides reserves for uncollectible reinsurance balances based on management's assessment of the collectibility of the outstanding balances. Such reserves were $27.9 million at December 31, 2000 and $25.3 million at December 31, 1999. See also Note 8.

D.  Deferred Acquisition Costs

Acquisition costs, consisting principally of commissions and brokerage expenses and certain premium taxes and fees associated with the Company's reinsurance and insurance business incurred at the time a contract or policy is issued, are deferred and amortized over the period in which the related premiums are earned, generally one year. Deferred acquisition costs are limited to their estimated realizable value based on the related unearned premiums, anticipated claims and claim expenses and anticipated investment income. Deferred acquisition costs amortized to income (expense) were $10.1 million, $12.4 million and ($11.4) million in 2000, 1999 and 1998, respectively.

E.  Reserve for Losses and Loss Adjustment Expenses

The reserve for unpaid losses and loss adjustment expenses ("LAE") is based on individual case estimates and reports received from ceding companies. A provision is included for losses and LAE incurred but not reported ("IBNR") based on past experience. A provision is also included for certain potential liabilities relating to asbestos and environmental exposures, which liabilities cannot be estimated with traditional reserving techniques. See also Note 12. The reserves are reviewed continually and any changes in estimates are reflected in earnings in the period the adjustment is made. Management believes that adequate provision has been made for the Company's losses and LAE. Loss and LAE reserves are presented gross of reinsurance receivables and incurred losses and LAE are presented net of ceded reinsurance.

Accruals for contingent commission liabilities are established for reinsurance contracts that provide for the stated commission percentage to increase or decrease based on the loss experience of the contract. Changes in the estimated liability for such arrangements are recorded as contingent commissions. Accruals for contingent commission liabilities are determined through the review of the contracts that have these adjustable features and are estimated based on expected loss and loss adjustment expenses.

F.  Premium Revenues

Premiums written are earned ratably over the periods of the related insurance and reinsurance contracts or policies. Unearned premium reserves are established to cover the remainder of the unexpired contract period. Such reserves are established based upon reports received from ceding companies or computed using pro rata methods based on statistical data. Written and earned premiums, and the related costs, which have not yet been reported to the Company are estimated and accrued. Premiums are net of ceded reinsurance.

G.  Income Taxes

The Company and its subsidiaries, where required, file their own federal tax returns and calculate their current tax provisions accordingly. Deferred income taxes have been recorded to recognize the tax effect of temporary differences between the financial reporting and income tax bases of assets and liabilities.

H.  Foreign Currency Translation

Assets and liabilities relating to foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; revenues and expenses are translated into U.S. dollars using average exchange rates. Gains and losses resulting from translating foreign currency financial statements, net of deferred income taxes, are excluded from net income and accumulated in stockholder's equity.

I.  Acquisitions

On September 19, 2000, the Company acquired Mt. McKinley, f/k/a Gibraltar Casualty Company, for $51.8 million. Mt. McKinley is a run-off property and casualty insurer in the United States. No goodwill was generated in the transaction. The acquisition was recorded using the purchase method of accounting. Accordingly, the December 31, 2000 consolidated financial statements of the Company include the results of Mt. McKinley from September 19, 2000.

In connection with the acquisition of Mt. McKinley, Prudential Property and Casualty Insurance Company ("Prupac"), a subsidiary of The Prudential Insurance Company of America ("The Prudential"), provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley's reserves as of September 19, 2000 and The Prudential guaranteed Prupac's obligation to Mt. McKinley. The stop loss reinsurance protection that was provided by Mt. McKinley at the time of the Company's Initial Public Offering ("IPO") and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the acquisition. However, these contracts have become transactions with affiliates, with the financial impact eliminated in consolidation.

The following unaudited pro forma information assumes the acquisition of Mt. McKinley occurred at the beginning of each year presented. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated at the beginning of each year presented, nor is it necessarily indicative of future operating results.

                                            Years ended December 31,
                                         ------------------------------
                                             2000              1999
(Dollars in thousands)                            (Unaudited)
                                         ------------      ------------
Revenues                                 $  1,457,284      $  1,336,672
Net income                                    161,079            82,919

Also during 2000, the Company completed the acquisition of SSIC, a United States property and casualty company whose primary business is non-standard auto. The purchase price of the acquisition was approximately $10.1 million. Goodwill of $3.0 million was generated as a result of the acquisition and was recorded using the purchase method of accounting.

On July 1, 1998, Managers acquired the assets of agency operations in Alabama and Georgia, which now operate as Workcare Southeast and Workcare Georgia. Everest National also acquired an agency operation in Texas, Workcare Inc. The acquisition price of these three agencies was $2.9 million. These acquisitions were accounted for using the purchase method.

Separate pro forma information of these additional acquisitions have not been presented as management has determined that such information is not material.

J.   Segmentation

During the quarter ended December 31, 2000, the Company's management realigned its operating segments to better reflect the way that management monitors and evaluates the Company's financial performance. The Company, through its subsidiaries, operates in four segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting and International. The presentation of segments for 1999 and 1998 has been restated to conform to the 2000 presentation. See also Note 14.

K.  Future Application of Accounting Standards

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. This statement shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board amended SFAS No. 133 with SFAS No. 138, which facilitates the implementation of SFAS No. 133 and extends the effective date of implementation to all fiscal years beginning after January 1, 2001. Management believes that these statements will not have a material impact on the financial position of the Company.

2.  INVESTMENTS

The amortized cost, market value, and gross unrealized appreciation and depreciation of fixed maturity investments and equity securities are presented in the tables below:

(dollar values in thousands)            Amortized      Unrealized       Unrealized         Market
                                           Cost       Appreciation     Depreciation        Value
                                      -----------     ------------     ------------     ------------
As of December 31, 2000
Fixed maturities - available
 for sale
 U.S. Treasury securities and
  obligations of U.S. government
  agencies and corporations           $   133,053     $      4,777     $        -       $    137,830
 Obligations of U.S. states
  and political subdivisions            1,514,099           85,261              423        1,598,937
 Corporate securities                   1,198,216           25,865           66,089        1,157,992
 Mortgage-backed securities               449,438           13,932              495          462,875
 Foreign government securities            211,711           17,137              130          228,718
 Foreign corporate securities             286,762            7,735            1,514          292,983
                                      -----------     ------------     ------------     ------------
Total fixed maturities                $ 3,793,279     $    154,707     $     68,651     $  3,879,335
                                      ===========     ============     ============     ============
Equity securities                     $    22,395     $     14,266     $         27     $     36,634
                                      ===========     ============     ============     ============

As of December 31, 1999
Fixed maturities - available
 for sale
 U.S. Treasury securities and
  obligations of U.S. government
  agencies and corporations           $   135,461     $        501     $      1,505     $    134,457
 Obligations of U.S. states
  and political subdivisions            2,066,456           37,893           76,346        2,028,003
 Corporate securities                     877,803            1,642           30,390          849,055
 Mortgage-backed securities               337,387            2,318            1,921          337,784
 Foreign government securities            250,644           11,932              444          262,132
 Foreign corporate securities             272,874            4,491            3,518          273,847
                                      -----------     ------------     ------------     ------------
Total fixed maturities                $ 3,940,625     $     58,777     $    114,124     $  3,885,278
                                      ===========     ============     ============     ============
Equity securities                     $    50,224     $     41,555     $      1,086     $     90,693
                                      ===========     ============     ============     ============


The amortized cost and market value of fixed maturities are shown in the following table by contractual maturity. Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. As the stated maturity of such securities may not be indicative of actual maturities, the total for mortgage-backed securities is shown separately.

                                                      December 31, 2000,
                                                 ---------------------------
                                                  Amortized         Market
(dollar values in thousands)                        Cost            Value
                                                 -----------     -----------
Fixed maturities - available for sale
 Due in one year or less                         $    94,819     $    95,233
 Due after one year through five years               650,326         673,143
 Due after five years through ten years            1,344,314       1,371,602
 Due after ten years                               1,254,382       1,276,482
 Mortgage-backed securities                          449,438         462,875
                                                 -----------     -----------
Total                                            $ 3,793,279     $ 3,879,335
                                                 ===========     ===========

Proceeds from sales of fixed maturity investments during 2000, 1999 and 1998 were $730.6 million, $665.9 million and $373.3 million, respectively. Gross gains of $8.7 million, $0.9 million and $6.3 million, and gross losses of $27.7 million, $28.5 million and $6.6 million were realized on those sales during 2000, 1999 and 1998, respectively.

The changes in net unrealized gains (losses) of investments of the Company (including unrealized gains and losses on fixed maturities not reflected in stockholder's equity) are derived from the following sources:

                                                     Years Ended December 31,
                                             ----------------------------------------
(dollar values in thousands)                    2000           1999           1998
                                             ----------     ----------     ----------
Increase (decrease) during the period
 between the market value and cost of
 investments carried at market value,
 and deferred tax thereon:
  Equity securities                          $  (26,229)    $  (14,018)    $   16,212
  Fixed maturities                              141,403       (304,872)        41,034
  Other invested assets                              23            (42)           -
  Deferred taxes                                (40,319)       111,626        (20,036)
                                             ----------     ----------     ----------
Increase (decrease) in unrealized
 appreciation, net of deferred taxes,
 included in stockholder's equity            $   74,878     $ (207,306)    $   37,210
                                             ==========     ==========     ==========


The components of net investment income are presented in the table below:

                                               Years Ended December 31,
                                       ----------------------------------------
(dollar values in thousands)              2000           1999           1998
                                       ----------     ----------     ----------
Fixed maturities                       $  274,905     $  256,067     $  249,382
Equity securities                           1,198          3,796          4,601
Short-term investments                      6,908          3,702          2,849
Other interest income                       3,081          1,652          3,273
                                       ----------     ----------     ----------
Total gross investment income             286,092        265,217        260,105
                                       ----------     ----------     ----------
Interest on funds held                     11,316          9,133         11,983
Other investment expenses                   3,387          3,085          3,213
                                       ----------     ----------     ----------
Total investment expenses                  14,703         12,128         15,196
                                       ----------     ----------     ----------
Total net investment income            $  271,389     $  252,999     $  244,909
                                       ==========     ==========     ==========

The components of realized capital gains (losses) are presented in the table below:

                                               Years Ended December 31,
                                       ----------------------------------------
(dollar values in thousands)              2000           1999           1998
                                       ----------     ----------     ----------
Fixed maturities                       $  (18,967)    $  (27,615)    $     (287)
Equity securities                          19,260         10,836           (455)
Short-term investments                         (2)            19            (23)
                                       ----------     ----------     ----------
Total                                  $      291     $  (16,760)    $     (765)
                                       ==========     ==========     ==========

Securities with a carrying value amount of $255.9 million at December 31, 2000 were on deposit with various state or governmental insurance departments in compliance with insurance laws.

3.  RESERVE FOR LOSSES AND LAE

Activity in the reserve for losses and LAE expenses is summarized as follows:

                                               Years Ended December 31,
                                      -------------------------------------------
(dollar values in thousands)             2000            1999            1998
                                      -----------     -----------     -----------
Reserves at January 1                 $ 3,646,992     $ 3,800,041     $ 3,437,818
 Less reinsurance recoverables            727,780         915,741         688,694
                                      -----------     -----------     -----------
 Net balance at January 1               2,919,212       2,884,300       2,749,124
                                      -----------     -----------     -----------
Incurred related to:
 Current year                             870,454         806,930         752,349
 Prior years                                7,787         (35,360)         26,055
                                      -----------     -----------     -----------
   Total incurred losses and LAE          878,241         771,570         778,404
                                      -----------     -----------     -----------
Paid related to:
 Current year                             318,673         252,407         192,404
 Prior years                              673,429         484,251         450,824
                                      -----------     -----------     -----------
   Total paid losses and LAE              992,102         736,658         643,228
                                      -----------     -----------     -----------
Net balance at December 31              2,805,351       2,919,212       2,884,300
 Plus reinsurance recoverables (1)        980,396         727,780         915,741
                                      -----------     -----------     -----------
   Balance at December 31             $ 3,785,747     $ 3,646,992     $ 3,800,041
                                      ===========     ===========     ===========

(1) Reinsurance recoverables for 2000 include $491,572 resulting from the loss portfolio transfer. See also Note 8.

Prior year incurred losses increased by $7.8 million in 2000, decreased by $35.4 million in 1999 and increased by $26.1 million in 1998. These changes were the result of normal reserve development inherent in the uncertainty in establishing loss and LAE reserves, as well as the impact of foreign exchange rate fluctuations on loss reserves and, for 1999 and 1998, changes in the Company's coinsurance in connection with stop loss reinsurance protection provided by Mt. McKinley at the time of the Company's IPO of ($6.0) million and $17.1 million, respectively. Although coverage remains under this reinsurance, the acquisition of Mt. McKinley causes the financial impact of any cession under this reinsurance to eliminate in consolidation. See also Note 8.

4.  CREDIT LINE

On December 21, 1999, the Company entered into a three-year senior revolving credit facility with a syndicate of lenders (the "Credit Facility"). First Union National Bank is the administrative agent for the Credit Facility. The Credit Facility will be used for liquidity and general corporate purposes and to refinance existing debt under the Company's prior credit facility, which has been terminated. The Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by the Company equal to either (1) the Base Rate (as defined below) or (2) an adjusted London InterBank Offered Rate ("LIBOR") plus a margin. The Base Rate is the higher of the rate of interest established by First Union National Bank from time to time as its prime rate or the Federal Funds rate plus 0.5% per annum. On December 18, 2000, the Credit Facility was amended to extend the borrowing limit to $235.0 million for a period of 120 days, at which time the limit reverts back to $150.0 million. The amount of margin and the fees payable for the Credit Facility depend upon the Company's senior unsecured debt. Group has guaranteed all of the Company's obligations under the Credit Facility.

The Credit Facility agreement requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain statutory surplus at $850.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions. The Company was in compliance with these requirements at December 31, 2000.

As of December 31, 2000 and 1999, the Company had outstanding borrowings of $235.0 million and $59.0 million, respectively. Interest expense incurred in connection with these borrowings was $8.5, $1.5 million and $0.0 million for the periods ending December 31, 2000, December 31, 1999 and December 31, 1998, respectively.

5.  SENIOR NOTES

On March 14, 2000, the Company completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005. During 2000, the net proceeds of these offerings and additional funds were distributed by the Company to Group. Interest expense incurred in connection with these senior notes was $30.9 million at December 31, 2000.

6.  OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2000 for all of the Company's operating leases with remaining non-cancelable terms in excess of one year are as follows:

                                   ----------------------------
                                   (dollar values in thousands)
                                   ----------------------------
2001                                                 $    4,710
2002                                                      4,501
2003                                                      4,131
2004                                                      4,105
2005                                                      3,889
Thereafter                                               19,474
                                   ----------------------------
Total payments                                           40,810
Sublease income                                             202
                                   ----------------------------
Net commitments                                      $   40,608
                                   ============================

All of these leases, the expiration terms of which range from 2001 to 2010, are for the rental of office space. Rental expense, net of sublease rental income, was $4.4 million, $4.2 million and $5.3 million for 2000, 1999 and 1998, respectively.

7.  INCOME TAXES

The components of income taxes for the periods presented are as follows:

                                            Years Ended December 31,
                                      -------------------------------------
(dollar values in thousands)             2000          1999          1998
                                      ---------     ---------     ---------
Current tax:
 U.S.                                 $  61,401     $  53,076     $  44,341
 Foreign                                   (289)        2,615         8,854
                                      ---------     ---------     ---------
 Total current tax                       61,112        55,691        53,195
Total deferred U.S. tax (benefit)       (17,290)      (17,170)       (5,716)
                                      ---------     ---------     ---------
 Total income tax                     $  43,822     $  38,521     $  47,479
                                      =========     =========     =========

A reconciliation of the U.S. federal income tax rate to the Company's effective tax rate is as follows:

                                            Years Ended December 31,
                                       ----------------------------------
                                         2000         1999         1998
                                       --------     --------     --------
Federal income tax rate                    35.0%        35.0%        35.0%
Increase (reduction) in taxes
 resulting from:
 Tax exempt income                        (14.7)       (17.5)       (14.8)
 Other, net                                 1.4          2.1          2.1
                                       --------     --------     --------
 Effective tax rate                        21.7%        19.6%        22.3%
                                       ========     ========     ========

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S. tax laws and regulations. The principal items making up the net deferred income tax asset are as follows:

                                                     December 31,
                                              ---------------------------
(dollar values in thousands)                     2000            1999
                                              -----------     -----------
Deferred tax assets:
 Reserve for losses and loss
  adjustment expenses                         $   188,364     $   189,640
 Unearned premium reserve                          24,007          20,929
 Foreign currency translation                       4,670           3,899
 Net operating loss carryforward                   22,514           1,976
 Other assets                                       2,360           8,833
 Net unrealized depreciation of
  investments                                         -             5,222
                                              -----------     -----------
Total deferred tax assets                         241,915         230,499
                                              -----------     -----------

Deferred tax liabilities:
 Deferred acquisition costs                        32,367          28,949
 Net unrealized appreciation of
  investments                                      35,097             -
 Other liabilities                                    -            13,224
                                              -----------     -----------
Total deferred tax liabilities                     67,464          42,173
                                              -----------     -----------
Net deferred tax assets                       $   174,451     $   188,326
                                              ===========     ===========

The Company and its subsidiaries have total net operating loss carryforwards of $64.3 million that expire during years 2001-2021. Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets and, accordingly, no valuation allowance has been recorded for the periods presented.

Stockholder's equity at December 31, 2000 reflects tax benefits of $2.2 million related to compensation expense deductions for stock options exercised.

8.  REINSURANCE

The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences. These agreements provide for recovery from reinsurers of a portion of losses and loss expenses under certain circumstances without relieving the insurer of its obligation to the policyholder. Losses and LAE incurred and earned premiums are after deduction for reinsurance. In the event reinsurers were unable to meet their obligations under reinsurance agreements, the Company would not be able to realize the full value of the reinsurance recoverable balances. The Company may hold partial collateral, including letters of credit, under these agreements and has never suffered a material loss because of a reinsurer's default. See also Note 1(C).

The Company purchases corporate level retrocessions covering the potential accumulation of all exposures. For 1999, the Company purchased an accident year aggregate excess of loss retrocession agreement from London Life and Casualty Reinsurance Corp. ("London Life") which provided up to $175.0 million of coverage if Everest Re's consolidated statutory basis accident year loss ratio exceeded a loss ratio attachment point provided in the contract for the 1999 accident year. During 2000, the Company ceded $70.0 million of losses to London Life, reducing the limit available under the contract to $105.0 million.

Effective September 19, 2000, Mt. McKinley and Everest Reinsurance (Bermuda), Ltd. ("Bermuda Re") entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for arm's-length consideration, all of its net insurance exposures and reserves, including allocated and unallocated loss adjustment expenses to Bermuda Re.

Written and earned premiums are comprised of the following:

                                          Years Ended December 31,
                                 -------------------------------------------
(dollar values in thousands)        2000            1999            1998
                                 -----------     -----------     -----------
Written premium
 Direct                          $   224,177     $    70,473     $    78,976
 Assumed                           1,149,848       1,071,344         966,914
 Ceded                              (166,704)        (46,248)        (29,291)
                                 -----------     -----------     -----------
 Net written premium             $ 1,207,321     $ 1,095,569     $ 1,016,599
                                 ===========     ===========     ===========
Earned premium
 Direct                          $   138,982     $    73,822     $    75,017
 Assumed                           1,145,142       1,042,921       1,022,611
 Ceded                              (121,527)        (45,292)        (29,618)
                                 -----------     -----------     -----------
 Net earned premium              $ 1,162,597     $ 1,071,451     $ 1,068,010
                                 ===========     ===========     ===========


The amounts deducted from losses and LAE incurred for net reinsurance recoveries were $173.1 million, $7.4 million and $357.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. The net reinsurance recoveries for 1999 and 1998 were impacted by cessions to stop loss reinsurance provided by Mt. McKinley at the time of the Company's IPO.

9.  COMPREHENSIVE INCOME

The components of comprehensive income for the periods ending December 31, 2000, 1999 and 1998 are shown in the following table:

(dollar values in thousands)             2000           1999           1998
                                      ----------------------------------------
Net income                            $  158,495     $  158,061     $  165,197
                                      ----------     ----------     ----------
Other comprehensive income,
 before tax:
 Foreign currency translation
  adjustments                             (2,201)         7,824         (6,304)
  Unrealized gains (losses) on
   securities arising during the
   period                                115,488       (302,172)        58,012
  Less: reclassification
   adjustment for realized
   (gains) losses included in net
   income                                   (291)        16,760            765
                                      ----------     ----------     ----------
Other comprehensive income
 (loss), before tax                      112,996       (311,108)        50,943
                                      ----------     ----------     ----------
Income tax expense (benefit)
 related to items of other
 comprehensive income:
 Tax (benefit) expense from
  foreign currency translation              (771)         2,737         (2,292)
 Tax expense (benefit)from
  unrealized gains (losses)
  arising during the period               40,421       (105,760)        20,304
 Tax expense (benefit) from
  realized gains (losses)
  included in net income                     102         (5,866)          (268)
                                      ----------     ----------     ----------
Income tax expense (benefit)
 related to items of other
 comprehensive income:                    39,548       (108,889)        17,744
Other comprehensive income
 (loss), net of tax                       73,448       (202,219)        33,199
                                      ----------     ----------     ----------
Comprehensive income (loss)           $  231,943     $  (44,158)    $  198,396
                                      ==========     ==========     ==========


The following table shows the components of the change in accumulated other comprehensive income for the years ending December 31, 2000 and 1999.

(dollar values in thousands)                    2000                         1999
                                       ----------------------------------------------------
Beginning balance of accumulated
 other comprehensive income                          $ (16,701)                  $  185,518
                                                     ---------                   ----------

Beginning balance of foreign
 currency translation adjustments      $  (7,003)                  $ (12,090)
Current period change in foreign
 currency translation adjustments         (1,430)       (1,430)        5,087         5,087
                                       ---------     ---------     ---------     ---------
Ending balance of foreign currency
 translation adjustments                  (8,433)                     (7,003)
                                       ---------                   ---------

Beginning balance of unrealized
 gains on securities                      (9,698)                    197,608
Current period change in unrealized
 gains on securities                      74,878        74,878      (207,306)     (207,306)
                                       ---------     ---------     ---------     ---------
Ending balance of unrealized gains
 on securities                            65,180                      (9,698)
                                       ---------                   ---------

Current period change in accumulated
 other comprehensive income                             73,448                    (202,219)
                                                     ---------                   ---------

Ending balance of accumulated other
 comprehensive income                                $  56,747                   $ (16,701)
                                                     =========                   =========


10. EMPLOYEE BENEFIT PLANS

The Company maintains both a qualified and non-qualified defined benefit pension plan for its U.S. employees. Generally, the Company computes the benefits based on average earnings over a period prescribed by the plans and credited length of service. The Company has not been required to fund contributions to its qualified defined benefit pension plan for the years ended December 31, 2000 and 1999 because the Company's qualified plan was subject to the full funding limitation under the Internal Revenue Service guidelines. The Company's non-qualified defined benefit pension plan, effective October 1995, provides compensating pension benefits for participants whose benefits have been curtailed under the qualified plan due to Internal Revenue Code limitations. Pension expense for the Company's plans for the years ended December 31, 2000, 1999 and 1998 were $1.0 million, $1.5 million and $1.6 million, respectively.

The following table summarizes the status of these plans:

                                                    Years Ended December 31,
                                                    ------------------------
(dollar values in thousands)                          2000          1999
                                                    ---------      ---------
Change in projected benefit obligation:
 Benefit obligation at beginning of year            $  22,060      $  22,095
 Service cost                                           1,351          1,476
 Interest cost                                          1,628          1,532
 Actuarial gain                                          (252)           677
 Change in discount rate                                  -           (3,576)
 Benefits paid                                           (215)          (144)
                                                    ---------      ---------
 Benefit obligation at end of year                     24,572         22,060
                                                    ---------      ---------
Change in plan assets:
 Fair value of plan assets at beginning of year        21,375         18,132
 Actual return on plan assets                            (960)         2,475
 Actual contributions during the year                     -              912
 Benefits paid                                           (215)          (144)
                                                    ---------      ---------
 Fair value of plan assets at end of year              20,200         21,375
                                                    ---------      ---------

 Funded status                                         (4,372)          (685)
 Unrecognized prior service cost                        1,034          1,181
 Unrecognized net (gain)                               (1,820)        (4,669)
 Additional liability                                     -              (39)
                                                    ---------      ---------
 (Accrued) pension cost                             $  (5,158)     $  (4,212)
                                                    =========      =========

Plan assets are comprised of shares in investment trusts with approximately 63% and 37% of the underlying assets consisting of equity securities and fixed maturities, respectively.

Net periodic pension cost included the following components:

                                              Years Ended December 31,
                                         ----------------------------------
(dollar values in thousands)               2000         1999         1998
                                         --------     --------     --------
Service cost                             $  1,351     $  1,476     $  2,001
Interest cost                               1,628        1,532        1,178
Expected return on assets                  (1,915)      (1,625)      (1,560)
Amortization of net loss (gain)
 from earlier periods                        (225)           6          (54)
Amortization of unrecognized
 prior service cost                           147          147          -
                                         --------     --------     --------
Net periodic pension cost                $    986     $  1,536     $  1,565
                                         ========     ========     ========

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for 2000, 1999 and 1998 are 7.5%, 7.5% and 6.75%, respectively. The rate of compensation increase used to determine the actuarial present value of the projected benefit obligation for 2000, 1999 and 1998 is 4.50%. The expected long-term rate of return on plan assets for 2000, 1999 and 1998 is 9.0%.

The Company also maintains both qualified and non-qualified defined contribution plans ("Savings Plan" and "Non-Qualified Savings Plan", respectively) covering U.S. employees. Under the plans, the Company contributes up to a maximum 3% of the participants' compensation based on the contribution percentage of the employee. The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to Internal Revenue Code limitations. The Company's incurred expenses related to these plans were $0.6 million, $0.6 million and $0.5 million for 2000, 1999 and 1998, respectively.

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees. Each non-U.S. office (Canada, London, Belgium, Hong Kong, and Singapore) maintains a separate plan for the non-U.S. employees working in that location. The Company contributes various amounts based on salary, age, and/or years of service. The contributions as a percentage of salary for the branch offices range from 2% to 12%. The contributions are generally used to purchase pension benefits from local insurance providers. The Company's incurred expenses related to these plans were $0.3 million, $0.3 million and $0.3 million for 2000, 1999 and 1998, respectively.

During 1998, the Company entered into a change of control agreement with the Chief Executive Officer and adopted a Senior Executive Change of Control Plan, which will provide benefits to certain officers in the event of a change in control of the Company.

11. DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

A.  Dividend Restrictions

Delaware law provides that an insurance company which is either an insurance holding company or a member of an insurance holding system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year's statutory annual statement. In addition, no dividend may be paid in excess of unassigned earned surplus. At December 31, 2000, Everest Re had $165.1 million available for payment of dividends in 2001 without prior regulatory approval, of which $100.0 million was paid in January 2001.

B.  Statutory Financial Information

Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners ("NAIC") and the Delaware Insurance Department.
Prescribed statutory accounting practices are set forth in a variety of publications of the NAIC, as well as state laws, regulations, and general administrative rules. The capital and statutory surplus of Everest Re was $1,272.7 million (unaudited) and $1,147.6 million at December 31, 2000 and 1999, respectively. The statutory net income of Everest Re was $165.3 million (unaudited), $149.9 million and $176.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

C.  Codification

The Company's operating subsidiaries file statutory-basis financial statements with the state departments of insurance in the states in which the subsidiary is licensed. On January 1, 2001, significant changes to the statutory-basis of accounting became effective. The cumulative effect of these changes will be recorded as a direct adjustment to statutory surplus. Management has not quantified the effects of codification as of December 31, 2000, but believes that it will not have a material impact on the Company's operating subsidiaries' statutory surplus.

12. CONTINGENCIES

The Company continues to receive claims under expired contracts that assert alleged injuries and/or damages relating to or resulting from toxic torts, toxic waste and other hazardous substances, such as asbestos. The Company's asbestos claims typically involve liability or potential liability for bodily injury from exposure to asbestos or for property damage resulting from asbestos or products containing asbestos. The Company's environmental claims typically involve potential liability for (1) the mitigation or remediation of environmental contamination or (2) bodily injury or property damages caused by the release of hazardous substances into the land, air or water.

The Company's reserves include an estimate of the Company's ultimate liability for asbestos and environmental claims for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company's potential losses from asbestos and environmental claims. Among the complications are: (1) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (2) difficulty in identifying sources of asbestos or environmental contamination; (3) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (4)
changes in underlying laws and judicial interpretation of those laws; (5) potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (6) long reporting delays, both from insureds to insurance companies and ceding companies to reinsurers; (7) historical data concerning asbestos and environmental losses, which is more limited than historical information on other types of casualty claims; (8) questions concerning interpretation and application of insurance and reinsurance coverage; and (9) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

Management believes that these factors continue to render reserves for asbestos and environmental losses significantly less subject to traditional actuarial methods than are reserves on other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for the Company or its ceding company. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and could have a material adverse effect on the Company's future financial condition, results of operations and cash flows. See also Note 8.

The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the years ended:

(dollar values in thousands)            2000           1999           1998
                                     ----------     ----------     ----------
Gross basis
Beginning of reserves                $  614,236     $  660,793     $  446,132
Incurred losses                          (5,852)         3,690        249,597
Paid losses                              85,320        (50,247)       (34,936)
                                     ----------     ----------     ----------
End of period reserves               $  693,704     $  614,236     $  660,793
                                     ==========     ==========     ==========

Net basis
Beginning of reserves                $  365,069     $  263,542     $  212,376
Incurred losses  (1)                     (5,645)           -           15,385
Paid losses  (2)                        (42,228)       101,527         35,781
                                     ----------     ----------     ----------
End of period reserves               $  317,196     $  365,069     $  263,542
                                     ==========     ==========     ==========

(1) Net of $0.0 million, $0.0 million and $138.5 million ceded in 2000, 1999 and 1998, respectively, under the incurred loss reimbursement feature of the stop loss reinsurance protection provided by Mt. McKinley at the time of the Company's IPO.

(2) Net of $0.0 million, $118.8 million and $39.7 million ceded paid losses in 2000, 1999 and 1998, respectively, under the stop loss reinsurance protection provided by Mt. McKinley at the time of the Company's IPO.

At December 31, 2000, the gross reserves for asbestos and environmental losses were comprised of $106.8 million representing case reserves reported by ceding companies, $74.0 million representing additional case reserves established by Everest Re on assumed reinsurance claims, $51.0 million representing case reserves established by Everest Re on direct excess insurance claims, $67.3 million representing case reserves resulting from the acquisition of Mt. McKinley and $394.6 million representing IBNR reserves.

The Company is also named in various legal proceedings incidental to its normal business activities. In the opinion of the Company, none of these proceedings would have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior, Everest Re, for a fee, accepted the claim payment obligation of the property and casualty insurer, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, Everest Re would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which Everest Re was contingently liable at December 31, 2000 and 1999 was $148.7 million and $146.2 million, respectively.

Everest Re has purchased annuities from an unaffiliated life insurance company to settle certain claim liabilities of Everest Re. Should the life insurance company become unable to make the annuity payments, Everest Re would be liable. The estimated cost to replace such annuities at December 31, 2000 and 1999 was $12.6 million and $11.7 million, respectively.

13. RELATED-PARTY TRANSACTIONS

During the normal course of business, the Company, through its affiliates, engages in arms-length reinsurance and brokerage and commission business transactions with companies controlled or affiliated with its outside directors. These transactions are immaterial to the Company's financial condition, results of operations and cash flows.

The Company engages in business transactions with Group and Bermuda Re. During 2000, the Company distributed $495.0 million to Group to facilitate the completion of the corporate restructuring. In addition, effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for arm's-length consideration, all of its net insurance exposures and reserves, including allocated and unallocated loss adjustment expenses to Bermuda Re.

14. SEGMENT REPORTING

During the quarter ended December 31, 2000, the Company's management realigned its operating segments to better reflect the way that management monitors and evaluates the Company's financial performance. The Company has restated all information for prior years to conform to the new segment structure. The Company, through its subsidiaries, operates in four segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting and International. The U.S. Reinsurance operation writes property and casualty treaty reinsurance through reinsurance brokers as well as directly with ceding companies within the United States, in addition to property, casualty and specialty facultative reinsurance through brokers and directly with ceding companies within the United States. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the United States. The Specialty Underwriting operation writes accident and health, marine, aviation and surety business within the United States and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through the Company's branches in Belgium, London, Canada, and Singapore, in addition to foreign "home-office" business.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments based upon their underwriting gain or loss ("underwriting results"). Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. The accounting policies of the operating segments are the same as those described in Note 1, Summary of Significant Accounting Policies.

The Company does not maintain separate balance sheet data for each of its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

The following tables present the relevant underwriting results for the operating segments for the three years ended December 31, 2000, 1999 and 1998.

                                U.S. REINSURANCE
--------------------------------------------------------------------------------
(dollar values in thousands)             2000            1999            1998
                                      ----------      ----------      ----------
Earned premiums                       $  471,631      $  456,572      $  519,732
Incurred losses and loss
 adjustment expenses                     317,735         316,507         355,530
Commission and brokerage                  78,978         112,285         130,361
Other underwriting expenses               17,039          18,270          18,703
                                      ----------      ----------      ----------
Underwriting gain                     $   57,879      $    9,510      $   15,138
                                      ==========      ==========      ==========

                                 U.S. INSURANCE
--------------------------------------------------------------------------------
(dollar values in thousands)             2000            1999            1998
                                      ----------      ----------      ----------
Earned premiums                       $  101,576      $   57,791      $   65,493
Incurred losses and loss
 adjustment expenses                      70,277          41,077          47,758
Commission and brokerage                  25,487          15,702          16,637
Other underwriting expenses               11,646           8,593           7,021
                                      ----------      ----------      ----------
Underwriting (loss)                   $   (5,834)     $   (7,581)     $   (5,923)
                                      ==========      ==========      ==========

                             SPECIALTY UNDERWRITING
--------------------------------------------------------------------------------
(dollar values in thousands)             2000            1999            1998
                                      ----------      ----------      ----------
Earned premiums                       $  302,637      $  265,343      $  141,264
Incurred losses and loss
 adjustment expenses                     254,302         185,608         104,190
Commission and brokerage                  81,794          76,024          41,201
Other underwriting expenses                6,253           4,702           5,343
                                      ----------      ----------      ----------
Underwriting (loss)                   $  (39,712)     $     (991)     $   (9,470)
                                      ==========      ==========      ==========

                                  INTERNATIONAL
--------------------------------------------------------------------------------
(dollar values in thousands)             2000            1999            1998
                                      ----------      ----------      ----------
Earned premiums                       $  286,753      $  291,745      $  341,521
Incurred losses and loss
 adjustment expenses                     235,927         228,378         270,926
Commission and brokerage                  81,151          81,946          86,360
Other underwriting expenses               13,798          14,892          16,422
                                      ----------      ----------      ----------
Underwriting (loss)                   $  (44,123)     $  (33,471)     $  (32,187)
                                      ==========      ==========      ==========

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income:

(dollar values in thousands)           2000             1999             1998
                                    -----------      -----------      -----------
Underwriting (loss)                 $   (31,790)     $   (32,533)     $   (32,442)
Net investment income                   271,389          252,999          244,909
Realized gain (loss)                        291          (16,760)            (765)
Corporate expenses                       (1,528)          (4,604)          (2,072)
Interest expense                        (39,386)          (1,490)             -
Other income (expense)                    3,341           (1,030)           3,046
                                    -----------      -----------      -----------
Income before taxes                 $   202,317      $   196,582      $   212,676
                                    ===========      ===========      ===========

The Company writes premium in the United States and international markets. The revenues, net income and identifiable assets of the individual foreign countries in which the Company writes business are not material.

Approximately 12.9%, 17.9% and 17.0% of the Company's gross premiums written in 2000, 1999 and 1998, respectively, were sourced through the Company's largest intermediary.

15. SUBSEQUENT EVENT

During 2001, the Company paid down its credit facility borrowings by $123.0 million, bringing total outstanding borrowings to $112.0 million from $235.0 million.

On January 18, 2001, Everest Re paid a $100.0 million dividend to Holdings.

16. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data were as follows:


(dollar values in thousands
 except per share amounts)
                                    1st          2nd          3rd          4th
                                  Quarter      Quarter      Quarter      Quarter
                                 ---------    ---------    ---------    ---------
2000 OPERATING DATA:
 Gross written premium           $ 304,252    $ 326,225    $ 355,550    $ 387,998
 Net written premium               287,537      295,129      302,043      322,612
 Earned premium                    266,184      285,780      291,191      319,442
 Net investment income              63,809       66,941       71,281       69,388
 Net realized capital
  gain (loss)                        7,864       (8,185)         (89)         701
 Total claims and
  underwriting expenses            273,555      292,675      298,336      331,349
 Net income                         49,051       31,541       40,390       37,513
                                 =========    =========    =========    =========

1999 OPERATING DATA:
 Gross written premium           $ 253,896    $ 283,183    $ 299,535    $ 305,205
 Net written premium               242,504      271,430      290,359      291,276
 Earned premium                    234,135      275,419      285,480      276,417
 Net investment income              62,080       64,570       62,232       64,117
 Net realized capital
  (loss) gain                       (2,186)      (7,267)      (7,686)         379
 Total claims and
  underwriting
  expenses (1)                     242,047      283,899      293,431      289,211
 Net income                         41,242       38,065       39,209       39,545
                                 =========    =========    =========    =========

(1)  Fourth Quarter 1999 includes $2,798 of non-recurring restructure expenses.

                       EVEREST REINSURANCE HOLDINGS, INC.
                      SCHEDULE I - SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2000
                             (Dollars in thousands)

                  COLUMN A                      COLUMN B      COLUMN C      COLUMN D
------------------------------------------     ----------    ----------    ----------
                                                                             Amount
                                                                            Shown in
                                                               Market       Balance
                                                  Cost          Value        Sheet
                                               ----------    ----------    ----------
Fixed maturities-available for sale Bonds:
  U.S. government and government agencies      $  133,053    $  137,830    $  137,830
  State, municipalities and political
   subdivisions                                 1,514,099     1,598,937     1,598,937
  Foreign government securities                   211,711       228,718       228,718
  Foreign corporate securities                    286,762       292,983       292,983
  Public utilities                                148,757       150,007       150,007
  All other corporate bonds                       991,429       948,347       948,347
  Mortgage pass-through securities                449,438       462,875       462,875
  Redeemable preferred stock                       58,030        59,638        59,638
                                               ----------    ----------    ----------
Total fixed maturities-available for sale       3,793,279     3,879,335     3,879,335
Equity securities                                  22,395        36,634        36,634
Short-term investments                            271,216       271,216       271,216
Other invested assets                              29,230        29,211        29,211
Cash                                               68,397        68,397        68,397
                                               ----------    ----------    ----------
Total investments and cash                     $4,184,517    $4,284,793    $4,284,793
                                               ==========    ==========    ==========


                       EVEREST REINSURANCE HOLDINGS, INC.
         SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                             CONDENSED BALANCE SHEET
               (Dollars in thousands, except par value per share)

                                         December 31,      December 31,
                                         ------------      ------------
                                             2000              1999
                                         ------------      ------------
ASSETS
 Equity securities, at market value
  (cost: 2000, $55; 1999, $0)            $        143      $         -
 Short-term investments                        26,359                -
 Cash                                              28             4,231
 Investment in subsidiaries, at
  equity in the underlying net
  assets                                    1,706,111         1,385,054
 Receivable from affliate                      (2,488)           (1,920)
 Deferred tax asset                            14,653             1,944
 Accrued investment income                          4                -
 Other assets                                   3,312               435
                                         ------------      ------------
Total assets                             $  1,748,122      $  1,389,744
                                         ============      ============

LIABILITIES
 8.5% Senior notes due 3/15/2005         $    249,615      $         -
 8.75% Senior notes due 3/15/2010             199,004                -
 Revolving credit facility                    235,000            59,000
 Accrued interest on debt and
  borrowings                                   12,212               106
 Other liabilities                              1,804             3,156
                                         ------------      ------------
Total liabilities                             697,635            62,262
                                         ------------      ------------

STOCKHOLDER'S EQUITY
 Common stock, par value: $0.01;
  200 million shares authorized;
  1,000 issued in 2000 and 50.9
  million shares issued in 1999                    -                509
 Paid-in capital                              255,359           390,912
 Unearned compensation                             -               (109)
 Accumulated other comprehensive
  income, net of deferred taxes
  benefit of $30.4 million in 2000
  and deferred income taxes
  benefit of $9.1 million in 1999              56,747           (16,701)
 Treasury stock, at cost; 0.0
  million shares in 2000 and
  4.4 million shares in 1999                       -           (122,070)
 Retained earnings                            738,381         1,074,941
                                         ------------      ------------
Total stockholder's equity                  1,050,487         1,327,482
                                         ------------      ------------
Total liabilities and
 stockholder's equity                    $  1,748,122      $  1,389,744
                                         ============      ============

                 See notes to consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
         SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                        CONDENSED STATEMENT OF OPERATIONS
                             (Dollars in thousands)


                                         For Years Ended December 31,
                                 -------------------------------------------
                                    2000            1999            1998
                                 -----------     -----------     -----------
REVENUES
Dividends received from
 subsidiaries                    $        -      $        -      $    43,125
Net investment income                  1,371             612             521
Other (expense)                         (416)             -               -
Equity in undistributed
 change in retained
 earnings of subsidiaries            184,191         161,388         122,197
                                 -----------     -----------     -----------
   Total revenues                    185,146         162,000         165,843
                                 -----------     -----------     -----------

EXPENSES
Interest expense                      39,386           1,490              -
Other expenses                             5           2,489             862
                                 -----------     -----------     -----------

Income before taxes                  145,755         158,021         164,981
Income tax (benefit)                 (12,740)            (40)           (216)
                                 -----------     -----------     -----------
   Net income                    $   158,495     $   158,061     $   165,197
                                 ===========     ===========     ===========

                 See notes to consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
         SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                        CONDENSED STATEMENT OF CASHFLOWS
                             (Dollars in thousands)

                                           For Years Ended December 31,
                                     ----------------------------------------
                                        2000           1999           1998
                                     ----------     ----------     ----------
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net income                           $  158,495     $  158,061     $  165,197
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
  Equity in undistributed
   change in retained
   earnings of subsidiaries            (585,734)      (161,388)      (122,197)
  (Decrease) increase in
   other liabilities                     (1,352)         1,488           (181)
  Increase in accrued
   interest on debt and
   borrowings                            12,106            106             -
  (Increase) in deferred
   tax asset                            (12,709)           (40)          (216)
  (Increase) in other assets             (2,881)          (435)            -
  Decrease (increase) in
   receivable from affliates                568         20,754        (13,154)
  Restructure adjustment                    (55)            -              -
  Accrual of bond discount                 (877)            -              -
  Amortization of underwriting
   discount on senior notes                 112             -              -
  Non-cash compensation                     109            131            273
                                     ----------     ----------     ----------

NET CASH (USED IN) PROVIDED BY
 OPERATING ACTIVITIES                  (432,218)        18,677         29,722

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Additional investment in
   subsidiaries                         349,743             50         (2,772)
  Cost of equity securities
   acquired                                 (55)            -              -
  Net (purchases) of
   short-term securities                (25,482)            -              -
                                     ----------     ----------     ----------

NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                   324,206             50         (2,772)

CASH FLOWS FROM FINANCING
 ACTIVITIES
Net borrowing on revolving
 credit line                            176,000         59,000             -
Proceeds from issuance of
 senior notes                           448,507             -              -
Acquisition of treasury stock
 net of reissuances                     (16,478)       (62,106)       (17,483)
Effect of restructuring                 (11,706)            -              -
Common stock issued during
 the period                               2,288            317            610
Contribution from subsidiaries              198             -              -
Dividends paid to stockholders         (495,000)       (11,707)       (10,077)
                                     ----------     ----------     ----------

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                   103,809        (14,496)       (26,950)

Net increase in cash                     (4,203)         4,231             -
Cash, begining of period                  4,231             -              -
                                     ----------     ----------     ----------
Cash, end of period                  $       28     $    4,231     $       -
                                     ==========     ==========     ==========

SUPPLEMENTAL CASH FLOW
 INFORMATION
NON-CASH OPERATING
 TRANSACTION:
Dividends received from
 subsidiaries in the form of
 forgiveness of liabilities          $       -      $      836     $      967

                 See notes to consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                             (Dollars in thousands)

    COLUMN A         COLUMN B    COLUMN C    COLUMN D     COLUMN F    COLUMN G     COLUMN H       COLUMN I    COLUMN J    COLUMN K
------------------------------------------------------------------------------------------------------------------------------------
                               RESERVE FOR                                         INCURRED     AMORTIZATION
                     DEFERRED   LOSSES AND   UNEARNED                   NET      LOSS AND LOSS  OF DEFERRED     OTHER        NET
                   ACQUISITION  ADJUSTMENT    PREMIUM      EARNED    INVESTMENT   ADJUSTMENT    ACQUISITION   OPERATING    WRITTEN
 GEOGRAPHIC AREA      COSTS      EXPENSES    RESERVES     PREMIUM      INCOME      EXPENSES        COSTS      EXPENSES     PREMIUM
-----------------  -----------  ----------  -----------  ----------  ----------  -------------  ------------  ---------  -----------
December 31, 2000
 Domestic          $    75,436  $3,176,004  $   340,509  $  875,844  $  236,079   $    642,314  $    186,259  $  36,466  $   902,946
 International          17,042     609,743       60,639     286,753      35,310        235,927        81,151     13,798      304,375
                   -----------  ----------  -----------  ----------  ----------  -------------  ------------  ---------  -----------
   Total           $    92,478  $3,785,747  $   401,148  $1,162,597  $  271,389  $     878,241  $    267,410  $  50,264  $ 1,207,321
                   ===========  ==========  ===========  ==========  ==========  =============  ============  =========  ===========

DECEMBER  31,
 1999 (1)
 Domestic          $    63,324  $3,083,151  $   239,488  $  779,706  $  209,617  $     543,192  $    198,323  $  41,857  $   799,265
 International          19,389     563,841       69,075     291,745      43,382        228,378        81,946     14,892      296,304
                   -----------  ----------  -----------  ----------  ----------  -------------  ------------  ---------  -----------
   Total           $    82,713  $3,646,992  $   308,563  $1,071,451  $  252,999  $     771,570  $    280,269  $  56,749  $ 1,095,569
                   ===========  ==========  ===========  ==========  ==========  =============  ============  =========  ===========

DECEMBER  31,
 1998 (1)
 Domestic                                                $  726,489  $  194,607  $     507,478  $    182,800  $  38,538  $   713,022
 International                                              341,521      50,302        270,926        86,360     16,422      303,577
                                                         ----------  ----------  -------------  ------------  ---------  -----------
   Total                                                 $1,068,010  $  244,909  $     778,404  $    269,160  $  54,960  $ 1,016,599
                                                         ==========  ==========  =============  ============  =========  ===========

(1) The 1998 and 1999 amounts have been restated to conform to the 2000 segment presentation.

                       EVEREST REINSURANCE HOLDINGS, INC.
                            SCHEDULE IV - REINSURANCE
                             (Dollars in thousands)


          Column A              Column B        Column C           Column D         Column E       Column F
----------------------------    ---------    ---------------    ---------------    -----------    ----------
                                  GROSS         CEDED TO         ASSUMED FROM          NET        ASSUMED TO
                                  AMOUNT     OTHER COMPANIES    OTHER COMPANIES      AMOUNT           NET
                                ---------    ---------------    ---------------    -----------    ----------
DECEMBER 31, 2000
Total property and liability
 insurance earned premium       $ 138,982    $       121,527    $     1,145,142    $ 1,162,597         98.5%
DECEMBER 31, 1999
Total property and liability
 insurance earned premium       $  73,822    $        45,292    $     1,042,921    $ 1,071,451         97.3%
DECEMBER 31, 1998
Total property and liability
 insurance earned premium       $  75,017    $        29,618    $     1,022,611    $ 1,068,010         95.7%


INDEX TO EXHIBITS


Exhibit No.                                                                 Page
-----------                                                                 ----

2.1 Agreement and Plan of Merger among Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. and Everest Re Merger Corporation, incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (No. 333-87361)

3.1   Certificate of  Incorporation  of  Everest  Reinsurance   Holdings,  Inc.,
      incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (No. 333-05771)

3.2 Bye-Laws of Everest Reinsurance Holdings, Inc., incorporated herein by reference to Exhibit 3.2 to the Everest Reinsurance Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

4.1 Indenture, dated March 14, 2000, between Everest Reinsurance Holdings, Inc. and The Chase Manhattan Bank, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on March 15, 2000

4.2 First Supplemental Indenture relating to the 8.5% Senior Notes due March 15, 2005, dated March 14, 2000, between Everest Reinsurance Holdings, Inc. and The Chase Manhattan Bank, as Trustee, incorporated herein by reference to Exhibit 4.2 to Everest Reinsurance Holdings, Inc. Form 8-K filed on March 15, 2000

4.3 Second Supplemental Indenture relating to the 8.75% Senior Notes due March 15, 2010, dated March 14, 2000, between Everest Reinsurance Holdings, Inc. and The Chase Manhattan Bank, as Trustee, incorporated herein by reference to Exhibit 4.3 to the Everest Reinsurance Holdings, Inc. Form 8-K filed on March 15, 2000

*10.1 Employment Agreement with Joseph V. Taranto executed on July 15, 1998, incorporated herein by reference to Exhibit 10.21 to Everest Reinsurance Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the "second quarter 1998 10-Q")

*10.2 Amendment of  Employment   Agreement  by  and  among  Everest  Reinsurance
      Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. and Joseph V. Taranto dated February 15, 2000, incorporated herein by

                                      E-1

      reference to Exhibit 10.29 to Everest Re Group, Ltd. Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K")

*10.3 Change of Control Agreement  with  Joseph V.  Taranto  effective  July 15,
      1998, incorporated herein by reference to Exhibit 10.22 to the second quarter 1998 10-Q

*10.4 Amendment of Change of Control Agreement by and among Everest  Reinsurance
      Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. and Joseph V. Taranto dated February 15, 2000, incorporated herein by reference to Exhibit 10.30 to the 1999 10-K

10.5 Credit Agreement Between Everest Reinsurance Holdings, Inc., the Lenders Named Therein and First Union National Bank dated December 21, 1999 providing for a $150 million Senior Revolving Credit Facility, incorporated herein by reference to Exhibit 10.30 to Everest Reinsurance Holdings, Inc. Form 8-K filed on December 28, 1999

10.6 First Amendment to Credit Agreement dated as of December 21, 1999 between Everest Reinsurance Holdings, Inc., the Lenders Named Therein and First Union National Bank, incorporated herein by reference to Exhibit 10.19 to Everest Re Group, Ltd. Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 10-K")

10.7 Parent Guaranty dated February 24, 2000 made by Everest Re Group, Ltd. in favor of the Lenders under Everest Reinsurance Holdings, Inc.'s Credit Facility, incorporated herein by reference to Exhibit 10.33 to the 1999 10-K

10.8 Guarantor Consent dated December 18, 2000 made by Everest Re Group, Ltd. in favor of the Lenders under Everest Reinsurance Holdings, Inc.'s Credit Facility, incorporated herein by reference to Exhibit 10.21 to the 2000 10-K

10.9 Stock Purchase Agreement between The Prudential Insurance Company of America and Everest Reinsurance Holdings, Inc. for the sale of common stock of Gibraltar Casualty Company dated February 24, 2000, incorporated herein by reference to Exhibit 10.32 to the 1999 10-K

10.10 Amendment No. 1 to Stock Purchase Agreement between The Prudential Insurance Company of America and Everest Reinsurance Holdings, Inc. for the sale of common stock of Gibraltar Casualty Company dated August 8, 2000, incorporated herein by reference to Exhibit 10.1 to the Everest Re

                                      E-2

      Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

10.11 Proportional Excess of Loss Reinsurance Agreement entered into between Gibraltar Casualty Company and Prudential Property and Casualty Insurance Company, incorporated herein by reference to Exhibit 10.24 to the 2000 10-K

10.12 Guarantee Agreement made by The Prudential Insurance Company of America in favor of Gibraltar Casualty Company, incorporated herein by reference to
      Exhibit 10.25 to the 2000 10-K

10.13 Lease,  effective   December   26,  2000  between  OTR,  an  Ohio  general
      partnership, and Everest Reinsurance Company, incorporated herein by reference to Exhibit 10.26 to the 2000 10-K

23.1  Consent of PricewaterhouseCoopers LLP, filed herewith

27.1  Financial Data Schedule, filed herewith

--------------------------
* Management contract or compensatory plan or arrangement.