Form 10-Q
period 2001-03-31
EVEREST REINSURANCE HOLDINGS INC
filed 2001-05-14
CIK 914748

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                   Commission File Number:
    MARCH 31, 2001                                              1-13816
---------------------                                    -----------------------

                       EVEREST REINSURANCE HOLDINGS, INC.
                   ------------------------------------------
             (Exact name of Registrant as specified in its charter)

      DELAWARE                                              22-3263609
------------------------                            ----------------------------
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

------------------------------------------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                           YES    X                  NO
                               -------                  -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Number of Shares Outstanding
            Class                                         at May 10, 2001
            -----                                   ----------------------------

COMMON STOCK,      $.01 PAR VALUE                             1,000


The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

                       EVEREST REINSURANCE HOLDINGS, INC.

                               INDEX TO FORM 10-Q

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------
                                                                            Page
                                                                            ----
ITEM 1.  FINANCIAL STATEMENTS
         --------------------

         Consolidated Balance Sheets at March 31, 2001 (unaudited)
          and December 31, 2000                                                3

         Consolidated Statements of Operations and Comprehensive
          Income for the three months ended March 31, 2001 and
          2000 (unaudited)                                                     4

         Consolidated Statements of Changes in Stockholders' Equity
          for the three months ended March 31, 2001 and 2000
          (unaudited)                                                          5

         Consolidated Statements of Cash Flows for the three months
          ended March 31, 2001 and 2000 (unaudited)                            6

         Notes to Consolidated Interim Financial Statements                    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS                                  17
         -----------------------------------


                                     PART II

                                OTHER INFORMATION
                                -----------------

ITEM 1.  LEGAL PROCEEDINGS                                                    24
         -----------------

ITEM 5.  OTHER INFORMATION                                                  None
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     24
         --------------------------------

Part I - Item 1

                       EVEREST REINSURANCE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except par value per share)


                                                 March 31,       December 31,
                                                -----------      ------------
                                                   2001              2000
                                                -----------      ------------
ASSETS:                                         (unaudited)
Fixed maturities - available for sale, at
 market value (amortized cost: 2001,
 $3,931,199; 2000, $3,793,279)                  $ 4,072,802      $  3,879,335
Equity securities, at market value (cost:
 2001, $22,176; 2000, $22,395)                       32,358            36,634
Short-term investments                               58,557           271,216
Other invested assets                                30,278            29,211
Cash                                                 65,540            68,397
                                                -----------      ------------
    Total investments and cash                    4,259,535         4,284,793


Accrued investment income                            68,236            64,508
Premiums receivable                                 408,449           393,229
Reinsurance receivables                           1,003,059           996,689
Funds held by reinsureds                            165,954           161,350
Deferred acquisition costs                          105,939            92,478
Prepaid reinsurance premiums                         61,909            58,196
Deferred tax asset                                  154,049           174,451
Other assets                                         47,224            37,622
                                                -----------      ------------
TOTAL ASSETS                                    $ 6,274,354      $  6,263,316
                                                ===========      ============

LIABILITIES:
Reserve for losses and adjustment expenses      $ 3,765,575      $  3,785,747
Unearned premium reserve                            462,542           401,148
Funds held under reinsurance treaties               111,887           110,464
Losses in the course of payment                      95,528           101,995
Contingent commissions                                9,009             9,380
Other net payable to reinsurers                      67,757            60,332
Current federal income taxes                         (5,685)           (8,210)
8.5% Senior notes due 3/15/2005                     249,635           249,615
8.75% Senior notes due 3/15/2010                    199,022           199,004
Revolving credit agreement borrowings               132,000           235,000
Interest accrued on debt and borrowings               1,850            12,212
Other liabilities                                    69,403            56,142
                                                -----------      ------------
    Total liabilities                             5,158,523         5,212,829
                                                -----------      ------------


STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 200
 million shares authorized; 1,000 shares
 issued in 2001 and 2000                                -                 -
Additional paid-in capital                          256,305           255,359
Accumulated other comprehensive income,
 net of deferred income taxes of $47.0
 million in 2001 and $30.4 million in 2000           87,554            56,747
Retained earnings                                   771,972           738,381
                                                -----------      ------------
    Total stockholder's equity                    1,115,831         1,050,487
                                                -----------      ------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY      $ 6,274,354      $  6,263,316
                                                ===========      ============

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                (Dollars in thousands, except per share amounts)



                                                  Three Months Ended
                                                        March 31,
                                             ----------------------------
                                                2001              2000
                                             ----------        ----------
                                                     (unaudited)
REVENUES:
Premiums earned                              $  327,992        $  266,184
Net investment income                            67,362            63,809
Net realized capital (loss) gain                 (4,789)            7,864
Other income                                        646               810
                                             ----------        ----------
Total revenues                                  391,211           338,667
                                             ----------        ----------

CLAIMS AND EXPENSES:
Incurred loss and loss adjustment
 expenses                                       242,448           196,389
Commission, brokerage, taxes and fees            81,853            65,658
Other underwriting expenses                      11,998            11,508
Interest expense on senior notes                  9,724             1,620
Interest expense on credit facility               2,697             1,463
                                             ----------        ----------
Total claims and expenses                       348,720           276,638
                                             ----------        ----------

INCOME BEFORE TAXES                              42,491            62,029

Income tax                                        8,900            12,978
                                             ----------        ----------

NET INCOME                                   $   33,591        $   49,051
                                             ==========        ==========


Other comprehensive income, net of tax           30,807            14,934
                                             ----------        ----------

COMPREHENSIVE INCOME                         $   64,398        $   63,985
                                             ==========        ==========

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDER'S EQUITY
                (Dollars in thousands, except per share amounts)

                                                      Three Months Ended
                                                          March 31,
                                                 ----------------------------
                                                    2001              2000
                                                 ----------        ----------
                                                         (unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period                          1,000        46,457,817
Issued during the period                                -               8,500
Treasury stock acquired during the period               -            (650,400)
Treasury stock reissued during the period               -               1,780
Common stock retired during the period                  -         (45,817,697)
Issued during the period                                -               1,000
                                                 ----------        ----------
Balance, end of period                                1,000             1,000
                                                 ==========        ==========


COMMON STOCK (par value):
Balance, beginning of period                     $      -          $      509
Common stock retired during the period                  -                (509)
                                                 ----------        ----------
Balance, end of period                                  -                 -
                                                 ----------        ----------

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period                        255,359           390,912
Retirement of treasury stock during the
 period                                                 -            (138,546)
Common stock issued during the period                   946               157
Treasury stock reissued during the period               -                  (2)
Common stock retired during the period                  -                 458
                                                 ----------        ----------
Balance, end of period                              256,305           252,979
                                                 ----------        ----------

UNEARNED COMPENSATION:
Balance, beginning of period                            -                (109)
Net increase during the period                          -                 109
                                                 ----------        ----------
Balance, end of period                                  -                 -
                                                 ----------        ----------

ACCUMULATED OTHER COMPREHENSIVE INCOME,
  NET OF DEFERRED INCOME TAXES:
Balance, beginning of period                         56,747           (16,701)
Net increase during the period                       30,807            14,934
                                                 ----------        ----------
Balance, end of period                               87,554            (1,767)
                                                 ----------        ----------

RETAINED EARNINGS:
Balance, beginning of period                        738,381         1,074,941
Net income                                           33,591            49,051
Restructure adjustments                                 -                 (78)
Dividends paid to parent                                -            (400,000)
                                                 ----------        ----------
Balance, end of period                              771,972           723,914
                                                 ----------        ----------

TREASURY STOCK AT COST:
Balance, beginning of period                            -            (122,070)
Treasury stock retired during the period                -             138,454
Treasury stock acquired during the period               -             (16,426)
Treasury stock reissued during the period               -                  42
                                                 ----------        ----------
Balance, end of period                                  -                 -
                                                 ----------        ----------
TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD        $1,115,831        $  975,126
                                                 ==========        ==========

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                        2001            2000
                                                     ----------      ----------
                                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $   33,591      $   49,051
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  (Increase) in premiums receivable                     (17,592)        (29,893)
  (Decrease) in funds held, net                          (4,041)        (13,888)
  (Increase) decrease in reinsurance
   receivables                                           (7,395)          8,697
  Decrease (increase) in deferred tax asset               1,721          (2,771)
  (Decrease) in reserve for losses and loss
   adjustment expense                                    (1,509)        (13,651)
  Increase in unearned premiums                          62,472          30,275
  (Increase) decrease in other assets and
   liabilities                                          (37,614)          6,127
  Non cash compensation expense                             -               109
  Accrual of bond discount/amortization of
   bond premium                                          (1,098)         (1,507)
  Amortization of underwriting discount on
   senior notes                                              38               6
  Restructure adjustment                                    -               (78)
  Realized capital losses (gains)                         4,789          (7,864)
                                                     ----------      ----------
Net cash provided by operating activities                33,362          24,613
                                                     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called
 - available for sale                                    44,984          29,456
Proceeds from fixed maturities sold -
 available for sale                                      21,994          97,690
Proceeds from equity securities sold                        -            42,663
Proceeds from other invested assets sold                      8             -
Cost of fixed maturities acquired - available
 for sale                                              (224,649)       (246,440)
Cost of equity securities acquired                          -            (1,178)
Cost of other invested assets acquired                      (62)         (1,530)
Net sales (purchases) of short-term securities          213,651         (25,706)
Net increase (decrease) in unsettled securities
 transactions                                            14,499          (2,081)
                                                     ----------      ----------
Net cash provided by (used in) investing
 activities                                              70,425        (107,126)
                                                     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of treasury stock net of reissuances            -           (16,478)
Common stock issued during the period                       946             106
Dividends paid to stockholders                              -          (400,000)
Proceeds from issuance of senior notes                      -           448,507
Borrowing on revolving credit agreement                  20,000          47,000
Repayments on revolving credit agreement               (123,000)            -
                                                     ----------      ----------
Net cash (used in) provided by financing
 activities                                            (102,054)         79,135
                                                     ----------      ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (4,590)           (144)
                                                     ----------      ----------

Net (decrease) in cash                                   (2,857)         (3,522)

Cash, beginning of period                                68,397          62,227
                                                     ----------      ----------
Cash, end of period                                  $   65,540      $   58,705
                                                     ==========      ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
Income taxes paid, net                               $    2,353      $    4,990
Interest paid                                        $   22,746      $    1,024
Non-cash financing transaction:
Issuance of common stock                             $      -        $      109

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

1.  GENERAL

On February 24, 2000, a corporate restructuring was completed and Everest Re Group, Ltd. ("Group") became the new parent holding company of Everest Reinsurance Holdings, Inc. (the "Company"), which remains the holding company for Group's U.S. based operations. The Company is filing this report as a result of its public issuance of debt securities on March 14, 2000.

The consolidated financial statements of the Company for the three months ended March 31, 2001 and 2000 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been omitted since it is not required for interim reporting purposes. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. The results for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2000, 1999 and 1998 included in the Company's most recent Form 10-K filing.

2.  ACQUISITIONS

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

Mt. McKinley, a run-off property and casualty insurer in the United States, has had a long relationship with the Company and its principal operating company, Everest Reinsurance Company ("Everest Re"). Mt. McKinley was formed in 1978 by Everest Re and wrote direct insurance until 1985, when it was placed in run-off. In 1991, Mt. McKinley became a subsidiary of The Prudential. Mt. McKinley is also a reinsurer of Everest Re. Under a series of transactions dating to 1986, Mt. McKinley reinsured several components of Everest Re's business. In particular, Mt. McKinley provided stop-loss reinsurance protection, in connection with the Company's October 5, 1995 Initial Public Offering, for any adverse loss development on Everest Re's June 30, 1995 (December 31, 1994 for catastrophe losses) reserves, with $375.0 million in limits, of which $89.4 million was available (the "Stop Loss Agreement") at the acquisition date. The Stop Loss Agreement and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the acquisition. However, these contracts

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


have become transactions with affiliates with the financial impact eliminated in consolidation.

Effective September 19, 2000, Mt. McKinley and Everest Reinsurance (Bermuda), Ltd. ("Bermuda Re") entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for arm's-length consideration, all of its net insurance exposures and reserves, including allocated and unallocated loss adjustment expenses, to Bermuda Re.

Also during 2000, the Company completed an additional acquisition, Southeastern Security Insurance Company, a United States property and casualty company whose primary business is non-standard auto.

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

Management believes that these factors continue to render reserves for asbestos and environmental losses significantly less subject to traditional actuarial methods than are reserves on other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


extent that, in the judgement of management, the facts and prevailing law reflect an exposure for the Company or its ceding companies. In connection with the acquisition of Mt. McKinley, which has significant exposure to asbestos and environmental claims, Prudential Property and Casualty Insurance Company ("Prupac"), a subsidiary of The Prudential, provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley's reserves as of September 19, 2000 and The Prudential guaranteed Prupac's obligations to Mt. McKinley. Through March 31, 2001, cessions under this reinsurance agreement have reduced the available remaining limits to $150.7 million net of coinsurance. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, depending on coverage under the Company's various reinsurance arrangements, could have a material adverse effect on the Company's future financial condition, results of operations and cash flows.

The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the three months ended March 31, 2001 and 2000:

(dollar amounts in thousands)                        Three Months Ended
                                                          March 31,
                                                    2001            2000
                                                 --------------------------
Gross basis:
Beginning of period reserves (1)                 $  693,704      $  614,236
Incurred losses                                      12,110             -
Paid losses                                         (15,155)        (16,190)
                                                 ----------      ----------
End of period reserves                           $  690,659      $  598,046
                                                 ==========      ==========

Net basis:
Beginning of period reserves                     $  317,196      $  365,069
Incurred losses                                         -               -
Paid losses                                          (6,783)         (7,984)
                                                 ----------      ----------
End of period reserves                           $  310,413      $  357,085
                                                 ==========      ==========

(1) Includes the establishment of Mt. McKinley's reserves from the 2000 acquisition transaction.

At March 31, 2001, t he gross reserves for asbestos and environmental losses were comprised of $115.7 million representing case reserves reported by ceding companies, $66.8 million representing additional case reserves established by the Company on assumed reinsurance

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


claims, $156.5 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $351.7 million representing incurred but not reported ("IBNR") reserves.

The Company is involved from time to time in ordinary routine litigation and arbitration proceedings incidental to its business. The Company does not believe that there are any other material pending legal proceedings to which it or any of its subsidiaries or their properties are subject.

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior years, the Company, for a fee, accepted the claim payment obligation of these property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at March 31, 2001 was $142.8 million.

The Company has purchased annuities from an unaffiliated life insurance company to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at March 31, 2001 was $12.9 million.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


4.  OTHER COMPREHENSIVE INCOME

The Company's other comprehensive income is comprised as follows:

(dollar amounts in thousands)                          Three Months Ended
                                                             March 31,
                                                       2001            2000
                                                    --------------------------
Net unrealized appreciation
 of investments, net of
 deferred income taxes                              $   33,492      $   15,774
Currency translation
 adjustments, net of deferred
 income taxes                                           (2,685)           (840)
                                                    ----------      ----------
Other comprehensive
 income, net of deferred
 income taxes                                       $   30,807      $   14,934
                                                    ==========      ==========

5.  CREDIT LINE

On December 21, 1999, the Company entered into a three-year senior revolving credit facility with a syndicate of lenders (the "Credit Facility"). First Union National Bank is the administrative agent for the Credit Facility. The Credit Facility is used for liquidity and general corporate purposes and replaced a prior credit facility, which has been terminated. The Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by the Company equal to either (i) the Base Rate (as defined below) or (ii) an adjusted London InterBank Offered Rate ("LIBOR") plus a margin. The Base Rate is the higher of the rate of interest established by First Union National Bank from time to time as its prime rate or the Federal Funds rate plus 0.5% per annum. On December 18, 2000, the Credit Facility was amended to extend the borrowing limit to $235.0 million for a period of 120 days. This 120-day period expired during the three months ended March 31, 2001 and the limit reverted back to $150.0 million. The amount of margin and the fees payable for the Credit Facility depends upon the Company's senior unsecured debt rating. Group has guaranteed all of the Company's obligations under the Credit Facility.

The Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1, the Company to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $850.0 million plus 25% of aggregate net income and 25% of aggregate capital contributions earned or received after December 31, 1999. The Company was

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


in compliance with all covenants under the facility at March 31, 2001 and 2000 as well as for the three months ended March 31, 2001 and 2000.

During the three months ended March 31, 2001, the Company made net payments on the Credit Facility of $103.0 million. As of March 31, 2001 and 2000, the Company had outstanding Credit Facility borrowings of $132.0 million and $106.0 million, respectively. Interest expense incurred in connection with these borrowings was $2.7 million and $1.5 million for the three months ended March 31, 2001 and 2000, respectively.


6.  SENIOR NOTES

During the first quarter of 2000, the Company completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005. During the first quarter of 2000, the Company distributed $400.0 million of these proceeds to Group of which $250.0 million was used by Group to capitalize Bermuda Re.

Interest expense incurred in connection with these senior notes was $9.7 million and $1.6 million for the three months ended March 31, 2001 and 2000, respectively.


7.  SEGMENT REPORTING

During the quarter ended December 31, 2000, the Company's management realigned its operating segments to better reflect the way that management monitors and evaluates the Company's financial performance. The Company has restated all information for prior years to conform to the new segment structure. The Company, through its subsidiaries, operates in four segments: U.S. Reinsurance, U.S. Insurance, Specialty Reinsurance and International Reinsurance. The U.S. Reinsurance operation writes property and casualty treaty reinsurance through reinsurance brokers as well as directly with ceding companies within the United States, in addition to property, casualty and specialty facultative reinsurance through brokers and directly with ceding companies within the United States. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the United States. The Specialty Reinsurance operation writes accident and health, marine, aviation and surety business within the United States and worldwide through brokers and directly with ceding companies. The International Reinsurance operation writes property and casualty reinsurance through the Company's branches in Belgium, London, Canada, and Singapore, in addition to foreign "home-office" business.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments principally based upon their underwriting gain or loss ("underwriting results"). Underwriting results include earned premium less incurred loss and loss adjustment expenses, commission and brokerage expenses and other underwriting expenses.

The following tables present the relevant underwriting results for the operating segments for the three months ended March 31, 2001 and 2000, with all dollar values presented in thousands.

                                U.S. REINSURANCE
-------------------------------------------------------------------------------
                                                        Three Months Ended
                                                              March 31,
                                                       2001             2000
                                                    ---------------------------
Earned premiums                                     $  109,110       $  119,273
Incurred losses and loss adjustment
 expenses                                               75,361           84,084
Commission and brokerage                                26,530           25,560
Other underwriting expenses                              3,240            4,002
                                                    ---------------------------
Underwriting gain                                   $    3,979       $    5,627
                                                    ===========================

                                 U.S. INSURANCE
-------------------------------------------------------------------------------
                                                        Three Months Ended
                                                              March 31,
                                                       2001             2000
                                                    ---------------------------
Earned premiums                                     $   52,141       $   18,503
Incurred losses and loss adjustment
 expenses                                               37,199           11,177
Commission and brokerage                                13,538            6,329
Other underwriting expenses                              3,965            2,712
                                                    ---------------------------
Underwriting (loss)                                ($    2,561)     ($    1,715)
                                                    ===========================

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                              SPECIALTY REINSURANCE
-------------------------------------------------------------------------------
                                                        Three Months Ended
                                                              March 31,
                                                       2001             2000
                                                    ---------------------------
Earned premiums                                     $   93,738       $   62,211
Incurred losses and loss adjustment
 expenses                                               74,549           44,626
Commission and brokerage                                23,935           17,969
Other underwriting expenses                              1,372            1,328
                                                    ---------------------------
Underwriting (loss)                                ($    6,118)     ($    1,712)
                                                    ===========================

                            INTERNATIONAL REINSURANCE
-------------------------------------------------------------------------------
                                                        Three Months Ended
                                                              March 31,
                                                       2001             2000
                                                    ---------------------------
Earned premiums                                     $   73,003       $   66,197
Incurred losses and loss adjustment
 expenses                                               55,339           56,502
Commission and brokerage                                17,850           15,800
Other underwriting expenses                              3,167            3,386
                                                    ---------------------------
Underwriting (loss)                                ($    3,353)     ($    9,491)
                                                    ===========================

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income, with all dollar values presented in thousands:

                                                    ---------------------------
                                                        Three Months Ended
                                                              March 31,
                                                       2001             2000
                                                    ---------------------------
Underwriting (loss)                                ($    8,053)     ($    7,291)
Net investment income                                   67,362           63,809
Realized (loss) gain                                    (4,789)           7,864
Corporate operations                                      (254)             (80)
Interest expense                                       (12,421)          (3,083)
Other income                                               646              810
                                                    ---------------------------
Income before taxes                                 $   42,491       $   62,029
                                                    ===========================

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


The Company writes premium in the United States and international markets. The revenues, net income and identifiable assets of the individual foreign countries in which the Company writes business are not material.

8.  NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" ("FAS 137"), which allowed entities that had not adopted FAS 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133," which amended the accounting and reporting standards of FAS 133. FAS 133 established accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. The Company adopted the deferral provisions of FAS 137, effective January 1, 2000 and adopted FAS 133, as amended, effective January 1, 2001.

The Company continually seeks to expand its products portfolio and certain of its products have been determined to meet the definition of a derivative under FAS 133. These products consist of credit default swaps and specialized equity options, all of which have characteristics which allow the transactions to be analyzed using approaches consistent with those used in the Company's reinsurance transactions. The Company has previously recorded the derivatives at their fair value in earlier financial statements, but chose to delay the adoption of FAS 133. As such, the adoption of FAS 133 has not caused a cumulative-effect-type adjustment. The fair value of these products are included as part of other liabilities and the corresponding mark to market adjustment is included as part of other expense and not shown separately due to their immaterial nature.

9.  RELATED-PARTY TRANSACTIONS

During the normal course of business, the Company, through its affiliates, engages in arms-length reinsurance and brokerage and commission business transactions with companies controlled by or affiliated with its outside directors. Such transactions, individually and in the aggregate, are immaterial to the Company's financial condition, results of operations and cash flows.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


The Company engages in business transactions with Group and Bermuda Re. During the first quarter of 2000, the Company distributed $400.0 million to Group to facilitate the completion of the corporate restructuring. In addition, effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for arm's-length consideration, all of its net insurance exposures and reserves, including allocated and unallocated loss adjustment expenses to Bermuda Re.

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

Mt. McKinley, a run-off property and casualty insurer in the United States, has had a long relationship with the Company and its principal operating company, Everest Reinsurance Company ("Everest Re"). Mt. McKinley was formed in 1978 by Everest Re and wrote direct insurance until 1985, when it was placed in run-off. In 1991, Mt. McKinley became a subsidiary of The Prudential. Mt. McKinley is also a reinsurer of Everest Re. Under a series of transactions dating to 1986, Mt. McKinley reinsured several components of Everest Re's business. In particular, Mt. McKinley provided stop-loss reinsurance protection, in connection with the Company's October 5, 1995 Initial Public Offering, for any adverse loss development on Everest Re's June 30, 1995 (December 31, 1994 for catastrophe losses) reserves, with $375.0 million in limits, of which $89.4 million was available (the "Stop Loss Agreement") at the acquisition date. The Stop Loss Agreement and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the acquisition. However, these contracts have become transactions with affiliates with the financial impact eliminated in consolidation.

Effective September 19, 2000, Mt. McKinley and Everest Reinsurance (Bermuda), Ltd. ("Bermuda Re") entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for arm's-length consideration, all of its net insurance exposures and reserves, including allocated and unallocated loss adjustment expenses, to Bermuda Re.

Also during 2000, the Company completed an additional acquisition, Southeastern Security Insurance Company ("SSIC"), a United States property and casualty company whose primary business is non-standard auto.

INDUSTRY CONDITIONS

Since late 1999, market conditions, including unfavorable industry-wide results of operations, have led to modest premium rate increases as well as modest improvements in contract terms in a number of lines of reinsurance and insurance. These changes reflect a reversal of the trend from 1987 through 1999 toward increasingly competitive global market conditions across most lines of business as reflected by decreasing prices and broadening contract terms. The earlier trend resulted from a number of factors, including the emergence of significant reinsurance capacity in Bermuda, a rejuvenated Lloyd's market and consolidation and increased capital levels in the insurance industry. Many of these same factors continue to operate. As a result, although the Company continues to be encouraged by the recent improvements, the Company cannot predict with any reasonable certainty whether and to what extent these improvements will persist.

SEGMENT INFORMATION

During the quarter ended December 31, 2000, the Company's management realigned its operating segments to better reflect the way that management monitors and evaluates the Company's financial performance. The Company has restated all information for prior years to conform to the new segment structure. The Company, through its subsidiaries, operates in four segments: U.S. Reinsurance, U.S. Insurance, Specialty Reinsurance and International Reinsurance. The U.S. Reinsurance operation writes property and casualty treaty reinsurance through reinsurance brokers as well as directly with ceding companies within the United States, in addition to property, casualty and specialty facultative reinsurance through brokers and directly with ceding companies within the United States. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the United States. The Specialty Reinsurance operation writes accident and health, marine, aviation and surety business within the United States and worldwide through brokers and directly with ceding companies. The International Reinsurance operation writes property and casualty reinsurance through the Company's branches in Belgium, London, Canada, and Singapore, in addition to foreign "home-office" business.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments principally based upon their underwriting results.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

PREMIUMS. Gross premiums written increased 37.7% to $418.9 million in the three months ended March 31, 2001 from $304.3 million in the three months ended March 31, 2000 as the Company took advantage of selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 237.2% ($89.5 million) increase in the U.S. Insurance operation, principally attributable to growth in workers' compensation insurance, a 51.5% ($32.4 million) increase in the Specialty Reinsurance operation, principally attributable to growth in medical stop loss business, a component of A&H writings, and a 7.6% ($5.3 million) increase in the International Reinsurance operation, mainly attributable to growth in Latin America. These increases were partially offset by a 9.4% ($12.6 million) decrease in the U.S. Reinsurance operation primarily reflecting weakness across casualty lines. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $32.1 million in the three months ended March 31, 2001 from $16.7 million in the three months ended March 31, 2000. This increase was principally attributable to the higher utilization of contract specific retrocessions in the U.S. Insurance operation, including a 100% ceded U.S. Longshore and Harbor Workers' Compensation Act and state act workers'
compensation program, first written in the third quarter of 2000, which contributed $10.6 million to the increase.

Net premiums written increased by 34.5% to $386.8 million in the three months ended March 31, 2001 from $287.5 million in the three months ended March 31, 2000. This increase was consistent with the increase in gross premiums written, partially offset by the increase in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 23.2% to $328.0 million in the three months ended March 31, 2001 from $266.2 million in the three months ended March 31, 2000. Contributing to this increase was a 181.8% ($33.6 million) increase in the U.S. Insurance operation, a 50.7% ($31.5 million) increase in the Specialty Reinsurance operation and a 10.3% ($6.8 million) increase in the International Reinsurance operation. These increases were partially offset by an 8.5% ($10.2 million) decrease in the U.S. Reinsurance operation. All of these changes reflect period to period changes in net written premiums and business mix together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting and earnings and loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

EXPENSES. Incurred loss and loss adjustment expenses ("LAE") increased by 23.5% to $242.4 million in the three months ended March 31, 2001 from $196.4 million in the three months ended March 31, 2000. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned and also reflects the impact of changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which include the impact of both current period events, and favorable and unfavorable development on prior period events and are net of reinsurance. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program, were $14.9 million in the three months ended March 31, 2001 and related principally to the Petrobras Oil Rig and El Salvador earthquake loss events compared to net catastrophe losses of $3.0 million in the three months ended March 31, 2000. Incurred losses and LAE for the three months ended March 31, 2001 reflected ceded losses and LAE of $32.6 million compared to ceded losses and LAE in the three months ended March 31, 2000 of $16.8 million, with the increase principally attributable to the higher utilization of contract specific retrocessions in the U.S. Insurance operation.

Contributing to the increase in incurred losses and LAE in the three months ended March 31, 2001 from the three months ended March 31, 2000 were a 232.8% ($26.0 million) increase in the U.S. Insurance operation principally reflecting increased premium volume couple with changes in this segments specific reinsurance programs and a 67.1% ($29.9 million) increase in the Specialty Reinsurance operation principally attributable to increased premium volume in A&H business together with catastrophe losses relating to the Petrobras Oil Rig event. These increases were partially offset by an 11.6% ($9.7 million) decrease in the U.S. Reinsurance operation reflecting decreased premium volume and a 2.1% ($1.2 million) decrease in the International Reinsurance operation. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss and LAE ratio ("loss ratio"), which is calculated by dividing incurred losses and LAE by premiums earned, increased by 0.1 percentage points to 73.9% in the three months ended March 31, 2001 from 73.8% in the three months ended March 31, 200 reflecting the incurred losses and LAE discussed above. The following table shows the loss ratios for each of the Company's operating segments for the three months ended March 31, 2001 and 2000. The loss ratios for all operations were impacted by the factors noted above.

                          OPERATING SEGMENT LOSS RATIOS
-------------------------------------------------------------------------------
       Segment                               2001                         2000
-------------------------------------------------------------------------------
U.S. Reinsurance                             69.1%                        70.5%
U.S. Insurance                               71.3%                        60.4%
Specialty Reinsurance                        79.5%                        71.7%
International Reinsurance                    75.8%                        85.4%

Underwriting expenses increased by 20.1% to $93.9 million in the three months ended March 31, 2001 from $77.3 million in the three months ended March 31, 2000. Commission, brokerage, taxes and fees increased by $16.2 million, principally reflecting increases in premium volume and changes in the mix of business. Other underwriting expenses increased by $0.5 million. Contributing to these underwriting expense increases were a 93.6% ($8.5 million) increase in the U.S. Insurance operation, a 31.1% ($6.0 million) increase in the Specialty Reinsurance operation, a 9.5% ($1.8 million) increase in the International Reinsurance operation and a 0.7% ($0.2 million) increase in the U.S. Reinsurance operation. The changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance and the underwriting performance of the underlying business. The

Company's expense ratio, which is calculated by dividing underwriting expenses by premiums earned, was 28.6% for the three months ended March 31, 2001 compared to 29.1% for the three months ended March 31, 2000.

The Company's combined ratio, which is the sum of the loss and expense ratios, decreased by 0.3 percentage points to 102.5% in the three months ended March 31, 2001 compared to 102.8% in the three months ended March 31, 2000. The following table shows the combined ratios for each of the Company's operating segments for the three months ended March 31, 2001 and 2000. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

                        OPERATING SEGMENT COMBINED RATIOS
-------------------------------------------------------------------------------
       Segment                              2001                         2000
-------------------------------------------------------------------------------
U.S. Reinsurance                             96.4%                        95.3%
U.S. Insurance                              104.9%                       109.3%
Specialty Reinsurance                       106.5%                       102.8%
International Reinsurance                   104.6%                       114.3%

Interest expense for the three months ended March 31, 2001 was $12.4 million compared to $3.1 million for the three months ended March 31, 2000. Interest expense for the three months ended March 31, 2001 reflects $9.7 million relating to the Company's issuance of senior notes and $2.7 million relating to the Company's borrowings under it's revolving credit facility. Interest expense for the three months ended March 31, 2000 reflects $1.6 million relating to the Company's issuance of senior notes and $1.5 million relating to the Company's borrowings under its revolving credit facility.

Other income for the three months ended March 31, 2001 was $0.6 million compared to $0.8 million for the three months ended March 31, 2000. Significant contributors to other income for the three months ended March 31, 2001 were foreign exchange gains as well as financing fees, offset by the amortization of deferred expenses relating to the Company's issuance of senior notes in 2000. Other income for the three months ended March 31, 2000 principally included foreign exchange gains and financing fees. The foreign exchange gains for both periods are attributable to fluctuations in foreign currency exchange rates.

INVESTMENT RESULTS. Net investment income increased 5.6% to $67.4 million in the three months ended March 31, 2001 from $65.0 million in the three months ended March 31, 2000, principally reflecting the effect of investing the $75.5 million of cash flow from operations in the twelve months ended March 31, 2001 and the investment of $50.0 million in proceeds from the Company's issuance of senior notes. The following table shows a comparison of various investment yields as of March 31, 2001 and December 31, 2000, respectively, and for the periods ended March 31, 2001 and 2000, respectively.

                                                           2001          2000
                                                           ------------------
Imbedded pre-tax yield of cash and invested
 assets at March 31, 2001 and December 31, 2000            6.7%          6.7%
Imbedded after-tax yield of cash and invested
 assets at March 31, 2001 and December 31, 2000            5.1%          5.0%
Annualized pre-tax yield on average cash and
 invested assets for the three months ended March 31,
 2001 and 2000                                             6.5%          6.1%
Annualized after-tax yield on average cash and
 invested assets for the three months ended March 31,
 2001 and 2000                                             4.9%          4.8%

Net realized capital losses were $4.8 million in the three months ended March 31, 2001, reflecting realized capital losses on the Company's investments of $5.0 million, partially offset by $0.2 million of realized capital gains, compared to net realized capital gains of $7.9 million in the three months ended March 31, 2000. The net realized capital gains in the three months ended March 31, 2000 reflected realized capital gains of $17.5 million, partially offset by $9.6 million of realized capital losses. The realized capital losses in the three months ended March 31, 2001 and 2000 arose mainly from activity in the Company's U.S. fixed maturity portfolio. The realized capital gains in the three months ended March 31, 2001 arose mainly from activity in the Company's non-U.S. fixed maturity portfolio and the realized capital gains in the three months ended March 31, 2000 arose mainly from activity in the Company's equity portfolio.

INCOME TAXES. The Company recognized income tax expense of $8.9 million in the three months ended March 31, 2001 compared to $13.0 million in the three months ended March 31, 2000 principally reflecting the realized capital losses in the three months ended March 31, 2001 compared to the realized capital gains in the three months ended March 31, 2000.

NET INCOME. Net income was $33.6 million in the three months ended March 31, 2001 compared to $49.1 million in the three months ended March 31, 2000. This decrease generally reflects the realized capital losses and increased interest expense, offset by improved underwriting, investment and tax results.

MARKET SENSITIVE INSTRUMENTS. The Company's risks associated with market sensitive instruments have not changed materially since the period ended December 31, 2000.

SAFE HARBOR DISCLOSURE. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), the Company in its Form 10-K for the fiscal year ended December 31, 2000 set forth cautionary statements identifying important factors, among others, that could cause its actual results to differ materially from those which might be projected, forecasted or estimated in its forward-looking statements, as defined in the Act, made by or on behalf of the Company in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls. These cautionary statements supplement other factors contained in this report which could cause the Company's actual results to differ materially from those which might be projected, forecasted or estimated in its forward-looking statements.

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

PART II - ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibit Index:

    Exhibit No.     Description                              Location
    -----------     -----------                              --------

    *10.1 Amendment of Employment Agreement by Incorporated herein and among Everest Reinsurance Company, by reference to
                    Everest Reinsurance Holdings, Inc., Exhibit 10.1 to Everest Re Group, Ltd., Everest Global Everest Re Group, Services, Inc. and Joseph V. Taranto, Ltd.'s Quarterly
                    dated March 30, 2001.                    Report on Form 10-Q
                                                             for   the   quarter
                                                             ended   March   31,
                                                             2001   (the  "first
                                                             quarter 2001 10-Q")

    *10.2 Amendment of Employment Agreement by Incorporated herein and among Everest Reinsurance Company, by reference to Everest Reinsurance Holdings, Inc., Exhibit 10.2 to the Everest Re Group, Ltd., Everest Global first quarter 2001
                    Services, Inc. and Joseph V. Taranto,    10-Q
                    dated April 20, 2001.

    *10.3           Amendment of Change of Control           Incorporated herein
                    Agreement by and among Everest           by   reference   to
                    Reinsurance Company, Everest             Exhibit 10.3 to the
                    Reinsurance Holdings, Inc., Everest Re   first  quarter 2001
                    Group, Ltd., Everest Global Services,    10-Q
                    Inc. and Joseph V. Taranto, dated
                    March 30, 2001.
    --------------------
    *  Management contract or compensatory plan or arrangement.

b) There were no reports on Form 8-K filed during the three-month period ending March 31, 2001.

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


                                  Everest Reinsurance Holdings, Inc.
                                  (Registrant)





                                  /S/ STEPHEN L. LIMAURO
                                      --------------------------------
                                  Stephen L. Limauro
                                  Duly Authorized Officer, Senior Vice President and Chief Financial Officer





Dated:  May 10, 2001