Form 10-Q
period 2001-06-30
EVEREST REINSURANCE HOLDINGS INC
filed 2001-08-09
CIK 914748

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                   Commission File Number:
     JUNE 30, 2001                                              1-13816
----------------------                                   -----------------------

                       EVEREST REINSURANCE HOLDINGS, INC.
                       ----------------------------------
             (Exact name of Registrant as specified in its charter)

       DELAWARE                                              22-3263609
------------------------                            ----------------------------
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

                                                    Number of Shares Outstanding
             Class                                        at August 9, 2001
             -----                                  ----------------------------
Common Stock,      $.01 par value                              1,000


The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

                       EVEREST REINSURANCE HOLDINGS, INC.

                               INDEX TO FORM 10-Q

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------

                                                                            Page
ITEM 1.  FINANCIAL STATEMENTS                                               ----
         --------------------

         Consolidated Balance Sheets at June 30, 2001 (unaudited)
          and December 31, 2000                                                3

         Consolidated Statements of Operations and Comprehensive
          Income for the three and six months ended June 30, 2001
          and 2000 (unaudited)                                                 4

         Consolidated Statements of Changes in Stockholder's Equity
          for the three and six months ended June 30, 2001 and
          2000 (unaudited)                                                     5

         Consolidated Statements of Cash Flows for the three and six
          months ended June 30, 2001 and 2000 (unaudited)                      6

         Notes to Consolidated Financial Statements                            7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS                                            17
         -------------------------

                                     PART II

                                OTHER INFORMATION
                                -----------------

ITEM 1.  LEGAL PROCEEDINGS                                                    27
         -----------------

ITEM 5.  OTHER INFORMATION                                                  None
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     27
         --------------------------------

PART I - ITEM 1

                       EVEREST REINSURANCE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except par value per share)

                                             June 30,       December 31,
                                           ------------     ------------
                                               2001             2000
                                           ------------     ------------
ASSETS:                                             (unaudited)
Fixed maturities - available for
 sale, at market value (amortized
 cost: 2001, $3,961,149; 2000,
 $3,793,279)                               $  4,077,722     $  3,879,335
Equity securities, at market value
 (cost: 2001, $26,708; 2000, $22,395)            27,192           36,634
Short-term investments                          197,248          271,216
Other invested assets                            31,239           29,211
Cash                                             15,665           68,397
                                           ------------     ------------
   Total investments and cash                 4,349,066        4,284,793

Accrued investment income                        65,770           64,508
Premiums receivable                             433,866          393,229
Reinsurance receivables                       1,049,839          996,689
Funds held by reinsureds                        161,433          161,350
Deferred acquisition costs                      117,190           92,478
Prepaid reinsurance premiums                     64,148           58,196
Deferred tax asset                              200,909          174,451
Other assets                                     64,649           37,622
                                           ------------     ------------
TOTAL ASSETS                               $  6,506,870     $  6,263,316
                                           ============     ============

LIABILITIES:
Reserve for losses and adjustment
 expenses                                  $  3,835,334     $  3,785,747
Unearned premium reserve                        490,650          401,148
Funds held under reinsurance treaties           129,946          110,464
Losses in the course of payment                 102,034          101,995
Contingent commissions                            5,803            9,380
Other net payable to reinsurers                  66,365           60,332
Current federal income taxes                    (11,369)          (8,210)
8.5% Senior notes due 3/15/2005                 249,654          249,615
8.75% Senior notes due 3/15/2010                199,040          199,004
Revolving credit agreement borrowings           134,000          235,000
Interest accrued on debt and borrowings          11,446           12,212
Other liabilities                               157,459           56,142
                                           ------------     ------------
   Total liabilities                          5,370,362        5,212,829
                                           ------------     ------------

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 200
 million shares authorized; 1,000
 shares issued in 2001 and 2000                     -                -
Additional paid-in capital                      257,928          255,359
Accumulated other comprehensive income,
 net of deferred income taxes of $35.9
 million in 2001 and $30.4 million
 in 2000                                         66,846           56,747
Retained earnings                               811,734          738,381
                                           ------------     ------------
   Total stockholder's equity                 1,136,508        1,050,487
                                           ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDER'S
 EQUITY                                    $  6,506,870     $  6,263,316
                                           ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                (Dollars in thousands, except per share amounts)

                                      Three Months Ended         Six Months Ended
                                           June 30,                  June 30,
                                    ----------------------    ----------------------
                                      2001         2000         2001         2000
                                    ---------    ---------    ---------    ---------
                                         (unaudited)               (unaudited)
REVENUES:
Premiums earned                     $ 391,085    $ 285,780    $ 719,077    $ 551,964
Net investment income                  68,747       66,941      136,109      130,750
Net realized capital gain (loss)        4,084       (8,185)        (705)        (321)
Other income (expense)                    816         (370)       1,462          440
                                    ---------    ---------    ---------    ---------
Total revenues                        464,732      344,166      855,943      682,833
                                    ---------    ---------    ---------    ---------

CLAIMS AND EXPENSES:
Incurred loss and loss
 adjustment expenses                  290,244      233,669      532,692      430,058
Commission, brokerage, taxes
 and fees                              96,826       46,272      178,679      111,930
Other underwriting expenses            14,250       12,734       26,248       24,242
Interest expense on senior
 notes                                  9,726        9,722       19,450       11,342
Interest expense on credit
 facility                               1,819        1,888        4,516        3,351
                                    ---------    ---------    ---------    ---------
Total claims and expenses             412,865      304,285      761,585      580,923
                                    ---------    ---------    ---------    ---------

INCOME BEFORE TAXES                    51,867       39,881       94,358      101,910

Income tax                             12,105        8,340       21,005       21,319
                                    ---------    ---------    ---------    ---------

NET INCOME                          $  39,762    $  31,541    $  73,353    $  80,591
                                    =========    =========    =========    =========

Other comprehensive (loss)
 income, net of tax                   (20,708)      (6,035)      10,099        8,899
                                    ---------    ---------    ---------    ---------

COMPREHENSIVE INCOME                $  19,054    $  25,506    $  83,452    $  89,490
                                    =========    =========    =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDER'S EQUITY
                (Dollars in thousands, except per share amounts)

                                         Three Months Ended           Six Months Ended
                                              June 30,                    June 30,
                                      ------------------------    ------------------------
                                         2001          2000          2001          2000
                                      ----------    ----------    ----------    ----------
                                            (unaudited)                 (unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period               1,000         1,000         1,000    46,457,817
Issued during the period                     -             -             -           8,500
Treasury stock acquired during
 the period                                  -             -             -        (650,400)
Treasury stock reissued during
 the period                                  -             -             -           1,780
Common stock retired during the
 period                                      -             -             -     (45,817,697)
Issued during the period                                                 -             -                -         1,000
                                      ----------    ----------    ----------    ----------
Balance, end of period                     1,000         1,000         1,000         1,000
                                      ==========    ==========    ==========    ==========


COMMON STOCK (par value):
Balance, beginning of period          $      -      $      -      $      -      $      509
Common stock retired during
 the period                                  -             -             -            (509)
                                      ----------    ----------    ----------    ----------
Balance, end of period                       -             -             -             -
                                      ----------    ----------    ----------    ----------

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period             256,305       252,979       255,359       390,912
Retirement of treasury stock
 during the period                           -             -             -        (138,546)
Common stock issued during the
 period                                    1,623           -           2,569           157
Treasury stock reissued during
 the period                                  -             -             -              (2)
Contribution from subsidiary                 -             198           -             198
Common stock retired during the
 period                                      -             -             -             458
                                      ----------    ----------    ----------    ----------
Balance, end of period                   257,928       253,177       257,928       253,177
                                      ----------    ----------    ----------    ----------

UNEARNED COMPENSATION:
Balance, beginning of period                 -             -             -            (109)
Net increase during the period               -             -             -             109
                                      ----------    ----------    ----------    ----------
Balance, end of period                       -             -             -             -
                                      ----------    ----------    ----------    ----------

ACCUMULATED OTHER COMPREHENSIVE
 INCOME, NET OF DEFERRED INCOME
 TAXES:
Balance, beginning of period              87,554        (1,767)       56,747       (16,701)
Net (decrease) increase during
 the period                              (20,708)       (6,035)       10,099         8,899
                                      ----------    ----------    ----------    ----------
Balance, end of period                    66,846        (7,802)       66,846        (7,802)
                                      ----------    ----------    ----------    ----------

RETAINED EARNINGS:
Balance, beginning of period             771,972       723,914       738,381     1,074,941
Net income                                39,762        31,541        73,353        80,591
Restructure adjustments                      -              22           -             (55)
Dividends paid to parent                     -             -             -        (400,000)
                                      ----------    ----------    ----------    ----------
Balance, end of period                   811,734       755,477       811,734       755,477
                                      ----------    ----------    ----------    ----------

TREASURY STOCK AT COST:
Balance, beginning of period                 -             -             -        (122,070)
Treasury stock retired during
 the period                                  -             -             -         138,454
Treasury stock acquired during
 the period                                  -             -             -         (16,426)
Treasury stock reissued during
 the period                                  -             -             -              42
                                      ----------    ----------    ----------    ----------
Balance, end of period                       -             -             -             -
                                      ----------    ----------    ----------    ----------
TOTAL STOCKHOLDER'S EQUITY,
 END OF PERIOD                        $1,136,508    $1,000,852    $1,136,508    $1,000,852
                                      ==========    ==========    ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                             Three Months Ended           Six Months Ended
                                                  June 30,                    June 30,
                                          ------------------------    ------------------------
                                             2001          2000          2001          2000
                                          ----------    ----------    ----------    ----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:                                    (unaudited)                 (unaudited)
Net income                                $   39,762    $   31,541    $   73,353    $   80,591
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
 (Increase) in premiums receivable           (26,133)      (17,269)      (43,725)      (47,162)
 Increase (decrease) in funds held, net       21,969         7,920        17,928        (5,968)
 (Increase) in reinsurance receivables       (47,045)      (26,843)      (54,440)      (18,146)
 (Decrease) in deferred tax asset            (35,023)       (1,711)      (33,302)       (4,482)
 Increase (decrease) in reserve for
  losses and loss adjustment expenses         72,304        (2,213)       70,795       (15,864)
 Increase in unearned premiums                28,000        14,653        90,472        44,928
 Decrease (increase) in other assets
  and liabilities                             10,066       (13,316)      (27,548)       (7,189)
 Non cash compensation expense                   -             -             -             109
 Accrual of bond discount/amortization
  of bond premium                             (1,434)       (2,076)       (2,532)       (3,583)
 Amortization of underwriting discount
  on senior notes                                 37            34            75            40
 Restructure adjustment                          -              23           -             (55)
 Realized capital (gains) losses              (4,084)        8,185           705           321
                                          ----------    ----------    ----------    ----------
Net cash provided by (used in)
 operating activities                         58,419        (1,072)       91,781        23,540
                                          ----------    ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities
 matured/called - available for sale          82,303        58,159       127,287        87,615
Proceeds from fixed maturities sold
 - available for sale                        189,145       313,447       211,139       411,137
Proceeds from equity securities sold          28,949         4,917        28,949        47,580
Proceeds from other invested assets
 sold                                             15           -              23           -
Cost of fixed maturities acquired
 - available for sale                       (308,492)     (379,238)     (533,141)     (625,678)
Cost of equity securities acquired           (20,027)          (13)      (20,027)       (1,191)
Cost of other invested assets acquired          (446)          (28)         (508)       (1,558)
Net (purchases) sales of short-term
 securities                                 (138,288)         (643)       75,363       (26,349)
Net increase in unsettled securities
 transactions                                 57,560        13,949        72,059        11,868
                                          ----------    ----------    ----------    ----------
Net cash (used in) provided by
 investing activities                       (109,281)       10,550       (38,856)      (96,576)
                                          ----------    ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of treasury stock net of
 reissuances                                     -             -             -         (16,478)
Common stock issued during the period          1,623           -           2,569           106
Dividends paid to stockholders                   -             -             -        (400,000)
Proceeds from issuance of senior notes           -             -             -         448,507
Borrowing on revolving credit agreement        2,000           -          22,000        47,000
Repayments on revolving credit agreement         -             -        (123,000)          -
Contribution from subsidiary                     -             198           -             198
                                          ----------    ----------    ----------    ----------
Net cash provided by (used in)
 financing activities                          3,623           198       (98,431)       79,333
                                          ----------    ----------    ----------    ----------

EFFECT OF EXCHANGE RATE CHANGES
 ON CASH                                      (2,636)       (2,212)       (7,226)       (2,355)
                                          ----------    ----------    ----------    ----------

Net (decrease) increase in cash              (49,875)        7,464       (52,732)        3,942

Cash, beginning of period                     65,540        58,705        68,397        62,227
                                          ----------    ----------    ----------    ----------
Cash, end of period                       $   15,665    $   66,169    $   15,665    $   66,169
                                          ==========    ==========    ==========    ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
Income taxes paid, net                    $   49,416    $   32,026    $   51,769    $   37,016
Interest paid                             $    1,911    $    1,987    $   24,657    $    2,910
Non-cash financing transaction:
Issuance of common stock                  $      -      $      -      $      -      $      -

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

1.  GENERAL

On February 24, 2000, a corporate restructuring was completed and Everest Re Group, Ltd. ("Group") became the new parent holding company of Everest Reinsurance Holdings, Inc. (the "Company"), which remains the holding company for Group's U.S. based operations. The Company is filing this report as a result of its public issuance of debt securities on March 14, 2000.

The consolidated financial statements of the Company for the three and six months ended June 30, 2001 and 2000 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been omitted since it is not required for interim reporting purposes. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. The results for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2000, 1999 and 1998 included in the Company's most recent Form 10-K filing.

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

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


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

Also during 2000, the Company completed an additional acquisition, Southeastern Security Insurance Company, a United States property and casualty company whose primary business is non-standard automobile insurance.

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

Management believes that these factors continue to render reserves for asbestos and environmental losses significantly less subject to traditional actuarial methods than are reserves on other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


extent that, in the judgement of management, the facts and prevailing law reflect an exposure for the Company or its ceding companies. In connection with the acquisition of Mt. McKinley, which has significant exposure to asbestos and environmental claims, Prudential Property and Casualty Insurance Company ("Prupac"), a subsidiary of The Prudential, provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley's reserves as of September 19, 2000 and The Prudential guaranteed Prupac's obligations to Mt. McKinley. Through June 30, 2001, cessions under this reinsurance agreement have reduced the available remaining limits to $145.8 million net of coinsurance. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, depending on coverage under the Company's various reinsurance arrangements, could have a material adverse effect on the Company's future financial condition, results of operations and cash flows.

The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the three and six months ended June 30, 2001 and 2000:

(dollar amounts in thousands)          Three Months Ended         Six Months Ended
                                            June 30,                  June 30,
                                       2001         2000         2001         2000
                                    -----------------------   -----------------------
Gross basis:
Beginning of period reserves (1)    $  690,659   $  598,046   $  693,704   $  614,236
Incurred losses                          5,000          -         17,110          -
Paid losses                            (21,732)     (17,778)     (36,887)     (33,968)
                                    ----------   ----------   ----------   ----------
End of period reserves              $  673,927   $  580,268   $  673,927   $  580,268
                                    ==========   ==========   ==========   ==========

Net basis:
Beginning of period reserves        $  310,413   $  357,085   $  317,196   $  365,069
Incurred losses                            -            -            -            -
Paid losses                            (11,655)     (12,181)     (18,438)     (20,165)
                                    ----------   ----------   ----------   ----------
End of period reserves              $  298,758   $  344,904   $  298,758   $  344,904
                                    ==========   ==========   ==========   ==========

(1) The January 1, 2001 beginning of period reserves include Mt. McKinley's reserves from the 2000 acquisition transaction.

At June 30, 2001, the gross reserves for asbestos and environmental losses were comprised of $110.3 million representing case reserves reported by ceding companies, $63.9 million representing additional case reserves established by the Company on assumed reinsurance claims, $160.1 million
representing  case   reserves  established  by  the  Company  on  direct  excess

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


insurance claims, including Mt. McKinley, and $339.6 million representing incurred but not reported ("IBNR") reserves.

The Company is involved from time to time in ordinary routine litigation and arbitration proceedings incidental to its business. The Company does not believe that there are any other material pending legal proceedings to which it or any of its subsidiaries or their properties are subject.

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior years, the Company, for a fee, accepted the claim payment obligation of these property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at June 30, 2001 was $140.7 million.

The Company has purchased annuities from an unaffiliated life insurance company to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at June 30, 2001 was $13.2 million.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


4.  OTHER COMPREHENSIVE INCOME

The Company's other comprehensive income is comprised as follows:

(dollar amounts in thousands)          Three Months Ended           Six Months Ended
                                            June 30,                    June 30,
                                       2001          2000          2001          2000
                                    ------------------------    ------------------------
Net unrealized appreciation
 of investments, net of
 deferred income taxes             ($   22,577)  ($    6,681)   $   10,915    $    9,093
Currency translation
 adjustments, net of deferred
 income taxes                            1,869           646          (816)         (194)
                                    ----------    ----------    ----------    ----------
Other comprehensive
 income, net of deferred
 income taxes                      ($   20,708)  ($    6,035)   $   10,099    $    8,899
                                    ==========    ==========    ==========    ==========

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

The Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1, the Company to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $850.0 million plus 25% of aggregate net income and 25% of aggregate capital contributions earned or received after December 31, 1999. The Company was

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


in compliance with all covenants under the facility at June 30, 2001 and 2000 as well as for the three and six months ended June 30, 2001 and 2000.

During the three and six months ended June 30, 2001, the Company made payments on the Credit Facility of $0.0 million and $123.0 million, respectively, and borrowings of $2.0 million and $22 .0 million, respectively. As of June 30, 2001 and 2000, the Company had outstanding Credit Facility borrowings of $134.0 million and $106.0 million, respectively. Interest expense incurred in connection with these borrowings was $1.8 million and $1.9 million for the three months ended June 30, 2001 and 2000, respectively, and $4.5 million and $3.4 million for the six months ended June 30, 2001 and 2000, respectively.


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

Interest expense incurred in connection with these senior notes was $9.7 million for the three months ended June 30, 2001 and 2000 and $19.5 million and $11.3 million for the six months ended June 30, 2001 and 2000, respectively.


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

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


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

The following tables present the relevant underwriting results for the operating segments for the three and six months ended June 30, 2001 and 2000, with all dollar values presented in thousands.

                                U.S. REINSURANCE
--------------------------------------------------------------------------------
                                  Three Months Ended          Six Months Ended
                                       June 30,                  June 30,
                                   2001         2000         2001         2000
                                ------------------------------------------------
Earned premiums                 $ 140,256    $ 109,754    $ 249,366    $ 229,027
Incurred losses and loss
 adjustment expenses              109,734       93,934      185,095      177,933
Commission and brokerage           37,322        1,282       63,852       26,842
Other underwriting expenses         4,094        4,075        7,334        8,077
                                ---------    ---------    ---------    ---------
Underwriting (loss) gain       ($  10,894)   $  10,463   ($   6,915)   $  16,175
                                =========    =========    =========    =========

                                 U.S. INSURANCE
--------------------------------------------------------------------------------
                                   Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                                   2001         2000         2001         2000
                                ----------------------    ----------------------
Earned premiums                 $  68,357    $  20,456    $ 120,498    $  38,959
Incurred losses and loss
 adjustment expenses               49,065       13,423       86,264       24,685
Commission and brokerage           13,990        4,480       27,528       10,809
Other underwriting expenses         3,952        2,774        7,917        5,486
                                ---------    ---------    ---------    ---------
Underwriting gain (loss)        $   1,350   ($     221)  ($   1,211)  ($   2,021)
                                =========    =========    =========    =========

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                              SPECIALTY REINSURANCE
--------------------------------------------------------------------------------
                                   Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                                   2001         2000         2001         2000
                                ----------------------    ----------------------
Earned premiums                 $  99,070    $  80,615    $ 192,808    $ 142,826
Incurred  losses and loss
 adjustment expenses               73,547       69,537      148,096      114,163
Commission and brokerage           23,630       21,424       47,565       39,393
Other underwriting expenses         1,578        1,535        2,950        2,863
                                ---------    ---------    ---------    ---------
Underwriting gain (loss)        $     315   ($  11,881)  ($   5,803)  ($  13,593)
                                =========    =========    =========    =========

                            INTERNATIONAL REINSURANCE
--------------------------------------------------------------------------------
                                   Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                                   2001         2000         2001         2000
                                ----------------------    ----------------------
Earned premiums                 $  83,401    $  74,955    $ 156,404    $ 141,152
Incurred  losses and loss
 adjustment expenses               57,897       56,775      113,236      113,277
Commission and brokerage           21,884       19,086       39,734       34,886
Other underwriting expenses         3,446        3,460        6,613        6,846
                                ---------    ---------    ---------    ---------
Underwriting gain (loss)        $     174   ($   4,366)  ($   3,179)  ($  13,857)
                                =========    =========    =========    =========

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income, with all dollar values presented in thousands:

                                ------------------------------------------------
                                   Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                                   2001         2000         2001         2000
                                ----------------------    ----------------------
Underwriting (loss)            ($   9,055)  ($   6,005)  ($  17,108)  ($  13,296)
Net investment income              68,747       66,941      136,109      130,750
Realized gain (loss)                4,084       (8,185)        (705)        (321)
Corporate operations                1,180          890        1,434          970
Interest expense                   11,545       11,610       23,966       14,693
Other income (expense)                816         (370)       1,462          440
                                ---------    ---------    ---------    ---------
Income before taxes             $  51,867    $  39,881    $  94,358    $ 101,910
                                =========    =========    =========    =========

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


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

In June 2001, the FASB issued FAS 142, "Goodwill and Other Intangible Assets". FAS 142 establishes new accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity determine if the goodwill or other intangible asset has an indefinite useful life or a finite useful life. Those with indefinite useful lives will not be subject to amortization and must be tested annually for impairment. Those with finite useful lives will be subject to amortization and must be tested annually for impairment. This statement is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. Management believes that implementation of this statement will not have a material impact on the financial position of the Company.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


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

Also during 2000, the Company completed an additional acquisition, Southeastern Security Insurance Company ("SSIC"), a United States property and casualty company whose primary business is non-standard automobile insurance.

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

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

PREMIUMS. Gross premiums written increased 47.9% to $482.6 million in the three months ended June 30, 2001 from $326.2 million in the three months ended June 30, 2000 as the Company took advantage of selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 231.7% ($87.0 million) increase in the U.S. Insurance operation, principally attributable to growth in workers' compensation insurance, a 32.5% ($40.6 million) increase in the U.S. Reinsurance operation, primarily reflecting improved market conditions, a 26.3% ($21.7 million) increase in the Specialty Reinsurance operation, principally attributable to growth in medical stop loss business, a component of A&H writings, and an 8.8% ($7.1 million) increase in the International Reinsurance operation, mainly attributable to growth in Latin America. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $65.8 million in the three months ended June 30, 2001 from $31.1 million in the three months ended June 30, 2000. This increase was principally attributable to the higher utilization of contract specific retrocessions in the U.S. Insurance operation, including a 100% ceded program, first written in the third quarter of 2000, which contributed $19.3 million to the increase. The ceded premiums for the three months ended June 30, 2001 and 2000 included adjustment premiums of $15.4 million and $11.7 million, respectively, relating to claims made under the 1999 accident year aggregate excess of loss element of the Company's corporate retrocessional program.

Net premiums written increased by 41.2% to $416.7 million in the three months ended June 30, 2001 from $295.1 million in the three months ended June 30, 2000. This increase was consistent with the increase in gross premiums written, partially offset by the increase in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 36.8% to $391.1 million in the three months ended June 30, 2001 from $285.8 million in the three months ended June 30, 2000. Contributing to this increase was a 234.2% ($47.9 million) increase in the U.S. Insurance operation, a 27.8% ($30.5 million) increase in the U.S. Reinsurance operation, a 22.9% ($18.5 million) increase in the Specialty Reinsurance operation and an 11.3% ($8.4 million) increase in the International Reinsurance operation. All of these changes reflect period to period changes in net written premiums and business mix together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting and earnings and loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

EXPENSES. Incurred loss and loss adjustment expenses ("LAE") increased by 24.2% to $290.2 million in the three months ended June 30, 2001 from $233.7 million in the three months ended June 30, 2000. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned and also reflects the impact of changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which include the impact of both current period events, and favorable and unfavorable development on prior period events and are net of reinsurance. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program, were $13.9 million in the three months ended June 30, 2001 and related principally to the tropical storm Alison loss event compared to net catastrophe losses of $6.2 million in the three months ended June 30, 2000. Incurred losses and LAE for the three months ended June 30, 2001 reflected ceded losses and LAE of $77.1 million compared to ceded losses and LAE in the three months ended June 30, 2000 of $40.5 million, with the increase principally attributable to the higher utilization of contract specific retrocessions in the U.S. Insurance operation. The ceded losses and LAE for the three months ended June 30, 2001 and 2000 reflect $29.0 million and $23.5 million, respectively, of losses ceded under the 1999 accident year aggregate excess of loss component of the Company's corporate retrocessional program.

Contributing to the increase in incurred losses and LAE in the three months ended June 30, 2001 from the three months ended June 30, 2000 were a 265.5% ($35.6 million) increase in the U.S. Insurance operation principally reflecting increased premium volume coupled with changes in this segment's specific reinsurance programs, an 16.8% ($15.8 million) increase in the U.S. Reinsurance operation, principally reflecting losses in connection with tropical storm Alison, a 5.8% ($4.0 million) increase in the Specialty Reinsurance operation principally attributable to increased premium volume in A&H and a 2.0% ($1.1 million) increase in the International Reinsurance operation. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss and LAE ratio ("loss ratio"), which is calculated by dividing incurred losses and LAE by premiums earned, decreased by 7.6 percentage points to 74.2% in the three months ended June 30, 2001 from 81.8% in the three months ended June 30, 2000 reflecting the incurred losses and LAE discussed above. The following table shows the loss ratios for each of the Company's operating segments for the three months ended June 30, 2001 and 2000. The loss ratios for all operations were impacted by the factors noted above.

                          OPERATING SEGMENT LOSS RATIOS
--------------------------------------------------------------------------------
       Segment                                     2001                    2000
--------------------------------------------------------------------------------
U.S. Reinsurance                                   78.2%                   85.5%
U.S. Insurance                                     71.8%                   65.6%
Specialty Reinsurance                              74.2%                   86.3%
International Reinsurance                          69.4%                   75.7%

Underwriting expenses increased by 88.3% to $111.1 million in the three months ended June 30, 2001 from $59.0 million in the three months ended June 30, 2000. Commission, brokerage, taxes and fees increased by $50.6 million, principally reflecting increases in premium volume and changes in the mix of business. In addition, in 2000, the Company's reassessment of the expected losses on a multi-year reinsurance treaty led to a $32.2 million decrease in contingent commissions with a corresponding increase to losses. Other underwriting expenses increased by $1.5 million. Contributing to these underwriting expense increases were a 673.1% ($36.1 million) increase in the U.S. Reinsurance operation, principally relating to the impact in 2000 of the contingent commission adjustment noted above, a 147.3% ($10.7 million) increase in the U.S. Insurance operation, mainly relating to increased premium volume, a 12.3% ($2.8 million) increase in the International Reinsurance operation and a 9.8% ($2.2 million) increase in the Specialty Reinsurance operation. The changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance and the underwriting performance of the underlying business. The Company's expense ratio, which is calculated by dividing underwriting expenses by premiums earned, was 28.4% for the three months ended June 30, 2001 compared to 20.6% for the three months ended June 30, 2000.

The Company's combined ratio, which is the sum of the loss and expense ratios, increased by 0.2 percentage points to 102.6% in the three months ended June 30, 2001 compared to 102.4% in the three months ended June 30, 2000. The following table shows the combined ratios for each of the Company's operating segments for the three months ended June 30, 2001 and 2000. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

                        OPERATING SEGMENT COMBINED RATIOS
--------------------------------------------------------------------------------
       Segment                                     2001                    2000
--------------------------------------------------------------------------------
U.S. Reinsurance                                   107.8%                  90.4%
U.S. Insurance                                      98.0%                 101.1%
Specialty Reinsurance                               99.7%                 114.7%
International Reinsurance                           99.8%                 105.8%

Interest expense for the three months ended June 30, 2001 was $11.5 million compared to $11.6 million for the three months ended June 30, 2000. Interest expense for the three months ended June 30, 2001 reflects $9.7 million relating to the Company's issuance of senior notes and $1.8 million relating to the Company's borrowings under it's revolving credit facility. Interest expense for the three months ended June 30, 2000 reflects $9.7 million relating to the Company's issuance of senior notes and $1.9 million relating to the Company's borrowings under its revolving credit facility.

Other income for the three months ended June 30, 2001 was $0.8 million compared to other expense of $0.4 million for the three months ended June 30, 2000.
Significant contributors to other income for the three months ended June 30, 2001 were foreign exchange gains as well as financing fees, offset by the amortization of deferred expenses relating to the Company's issuance of senior notes in 2000. Other expense for the three months ended June 30, 2000 principally included foreign exchange losses. The foreign exchange gains and losses for both periods are attributable to fluctuations in foreign currency exchange rates.

INVESTMENT RESULTS. Net investment income increased 2.7% to $68.7 million in the three months ended June 30, 2001 from $66.9 million in the three months ended June 30, 2000, principally reflecting the effect of investing the $82.2 million of cash flow from operations in the twelve months ended June 30, 2001. The following table shows a comparison of various investment yields as of June 30, 2001 and December 31, 2000, respectively, and for the periods ended June 30, 2001 and 2000, respectively.

                                                             2001           2000
                                                             -------------------
Imbedded pre-tax yield of cash and invested
 assets at June 30, 2001 and December 31, 2000               6.6%           6.7%
Imbedded after-tax yield of cash and invested
 assets at June 30, 2001 and December 31, 2000               5.0%           5.0%
Annualized pre-tax yield on average cash and
 invested assets for the three months ended June 30,
 2001 and 2000                                               6.6%           6.3%
Annualized after-tax yield on average cash and
 invested assets for the three months ended June 30,
 2001 and 2000                                               4.9%           4.7%

Net realized capital gains were $4.1 million in the three months ended June 30, 2001, reflecting realized capital gains on the Company's investments of $20.3 million, partially offset by $16.2 million of realized capital losses, compared to net realized capital losses of $8.2 million in the three months ended June 30, 2000. The net realized capital losses in the three months ended June 30, 2000 reflected realized capital losses of $12.1 million, partially offset by $3.9 million of realized capital gains. The realized capital losses in the three months ended June 30, 2001 and 2000 arose mainly from activity in the Company's U.S. fixed maturity portfolio. The realized capital gains in the three months ended June 30, 2001 and 2000 arose mainly from activity in the Company's equity portfolio.

INCOME TAXES. The Company incurred income tax expense of $12.1 million in the three months ended June 30, 2001 compared to $8.3 million in the three months ended June 30, 2000 principally reflecting the realized capital gains in the three months ended June 30, 2001 compared to the realized capital losses in the three months ended June 30, 2000. In addition, the relationship of tax-exempt income to pre-tax income declined due to shifts in the Company's investment mix.

NET INCOME. Net income was $39.8 million in the three months ended June 30, 2001 compared to $31.5 million in the three months ended June 30, 2000. This increase generally reflects the improved investment results, as well as the realized capital gains in the three months ended June 30, 2001.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

PREMIUMS. Gross premiums written increased 43.0% to $901.5 million in the six months ended June 30, 2001 from $630.5 million in the six months ended June 30, 2000 as the Company took advantage of selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 234.5% ($176.5 million) increase in the U.S. Insurance operation, principally attributable to growth in workers' compensation insurance, a 37.2% ($54.0 million) increase in the Specialty Reinsurance operation, principally attributable to growth in medical stop loss business, a component of A&H writings, a 10.8% ($28.0 million) increase in the U.S. Reinsurance operation, primarily reflecting improved market conditions, and an 8.2% ($12.5 million) increase in the International Reinsurance operation, mainly attributable to growth in Latin America. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $97.9 million in the six months ended June 30, 2001 from $47.8 million in the six months ended June 30, 2000. This increase was principally attributable to the higher utilization of contract specific retrocessions in the U.S. Insurance operation, including a 100% ceded program, first written in the third quarter of 2000, which contributed $29.9 million to the increase. The ceded premiums for the six months ended June 30, 2001 and 2000 included adjustment premiums of $15.4 million and $11.7 million, respectively, relating to claims made under the 1999 accident year aggregate excess of loss element of the Company's corporate retrocessional program.

Net premiums written increased by 37.9% to $803.6 million in the six months ended June 30, 2001 from $582.7 million in the six months ended June 30, 2000. This increase was consistent with the increase in gross premiums written, partially offset by the increase in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 30.3% to $719.1 million in the six months ended June 30, 2001 from $552.0 million in the six months ended June 30, 2000. Contributing to this increase was a 209.3% ($81.5 million) increase in the U.S. Insurance operation, a 35.0% ($50.0 million) increase in the Specialty Reinsurance operation, a 10.8% ($15.3 million) increase in the International Reinsurance operation and an 8.9% ($20.3 million) increase in the U.S. Reinsurance operation. All of these changes reflect period to period changes in net written premiums and business mix together with normal variability in earnings patterns.

EXPENSES. Incurred loss and loss adjustment expenses ("LAE") increased by 23.9% to $532.7 million in the six months ended June 30, 2001 from $430.1 million in the six months ended June 30, 2000. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned and also reflects the impact of changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which include the impact of both current period events, and favorable and unfavorable development on prior period events and are net of reinsurance. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program, were $28.7 million in the six months ended June 30, 2001 and related principally to the tropical storm Alison, Petrobras Oil Rig and El Salvador earthquake loss events compared to net catastrophe losses of $9.2 million in the six months ended June 30, 2000. Incurred losses and LAE for the six months ended June 30, 2001 reflected ceded losses and LAE of $109.7 million compared to ceded losses and LAE in the six months ended June 30, 2000 of $57.3 million, with the increase principally attributable to the higher utilization of contract specific retrocessions in the U.S. Insurance operation. The ceded losses and LAE for the six months ended June 30, 2001 and 2000 reflect $29.0 million and $23.5 million, respectively, of losses ceded under the 1999 accident year aggregate excess of loss component of the Company's corporate retrocessional program.

Contributing to the increase in incurred losses and LAE in the six months ended June 30, 2001 from the six months ended June 30, 2000 were a 249.5% ($61.6 million) increase in the U.S. Insurance operation principally reflecting increased premium volume coupled with changes in this segments specific reinsurance programs, a 29.7% ($33.9 million) increase in the Specialty
Reinsurance operation principally attributable to increased premium volume in A&H business together with catastrophe losses relating to the Petrobras Oil Rig event, and a 4.0% ($7.2 million) increase in the U.S. Reinsurance operation, principally reflecting losses in connection with tropical storm Alison. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss and LAE ratio ("loss ratio"), which is calculated by dividing incurred losses and LAE by premiums earned, deceased by 3.8 percentage points to 74.1% in the six months ended June 30, 2001 from 77.9% in the six months ended June 30, 200 reflecting the incurred losses and LAE discussed above. The following table shows the loss ratios for each of the Company's operating segments for the six months ended June 30, 2001 and 2000. The loss ratios for all operations were impacted by the factors noted above.

                          OPERATING SEGMENT LOSS RATIOS
--------------------------------------------------------------------------------
       Segment                                     2001                    2000
--------------------------------------------------------------------------------
U.S. Reinsurance                                   74.2%                   77.7%
U.S. Insurance                                     71.6%                   63.4%
Specialty Reinsurance                              76.8%                   79.9%
International Reinsurance                          72.4%                   80.3%

Underwriting expenses increased by 50.4% to $204.9 million in the six months ended June 30, 2001 from $136.2 million in the six months ended June 30, 2000. Commission, brokerage, taxes and fees increased by $66.7 million, principally reflecting increases in premium volume and changes in the mix of business. In addition, in 2000, the Company's reassessment of the expected losses on a multi-year reinsurance treaty led to a $32.2 million decrease in contingent commissions with a corresponding increase to losses. Other underwriting expenses increased by $2.0 million. Contributing to these underwriting expense increases were a 117.5% ($19.2 million) increase in the U.S. Insurance operation, mainly relating to the increased premium volume, a 103.9% ($36.3 million) increase in the U.S. Reinsurance operation, which included the impact of the contingent commission adjustment noted above, a 19.5% ($8.3 million) increase in the Specialty Reinsurance operation, and an 11.1% ($4.6 million) increase in the International Reinsurance operation. The changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance and the underwriting performance of the underlying business. The Company's expense ratio, which is calculated by dividing underwriting expenses by premiums earned, was 28.5% for the six months ended June 30, 2001 compared to 24.7% for the six months ended June 30, 2000.

The Company's combined ratio, which is the sum of the loss and expense ratios, was 102.6% in the six months ended June 30, 2001 and 2000. The following table shows the combined ratios for each of the Company's operating segments for the six months ended June 30, 2001 and 2000. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

                        OPERATING SEGMENT COMBINED RATIOS
--------------------------------------------------------------------------------
       Segment                                     2001                    2000
--------------------------------------------------------------------------------
U.S. Reinsurance                                  102.8%                   92.9%
U.S. Insurance                                    101.0%                  105.2%
Specialty Reinsurance                             103.0%                  109.5%
International Reinsurance                         102.0%                  109.8%

Interest expense for the six months ended June 30, 2001 was $24.0 million compared to $14.7 million for the six months ended June 30, 2000. Interest expense for the six months ended June 30, 2001 reflects $19.5 million relating to the Company's issuance of senior notes and $4.5 million relating to the Company's borrowings under it's revolving credit facility. Interest expense for the six months ended June 30, 2000 reflects $11.3 million relating to the Company's issuance of senior notes and $3.4 million relating to the Company's borrowings under its revolving credit facility.

Other income for the six months ended June 30, 2001 was $1.5 million compared to $0.4 million for the six months ended June 30, 2000. Significant contributors to other income for the six months ended June 30, 2001 were foreign exchange gains as well as financing fees, offset by the amortization of deferred expenses relating to the Company's issuance of senior notes in 2000. Other income for the six months ended June 30, 2000 principally included foreign exchange gains and financing fees. The foreign exchange gains for both periods are attributable to fluctuations in foreign currency exchange rates.

INVESTMENT RESULTS. Net investment income increased 4.1% to $136.1 million in the six months ended June 30, 2001 from $130.8 million in the six months ended June 30, 2000, principally reflecting the effect of investing the $82.2 million of cash flow from operations in the twelve months ended June 30, 2001 and the investment in the second quarter of 2000 of the $450.0 million in proceeds from the Company's issuance of senior notes. The following table shows a comparison of various investment yields as of June 30, 2001 and December 31, 2000, respectively, and for the periods ended June 30, 2001 and 2000, respectively.

                                                             2001           2000
                                                             -------------------
Imbedded pre-tax yield of cash and invested
 assets at June 30, 2001 and December 31, 2000               6.6%           6.7%
Imbedded after-tax yield of cash and invested
 assets at June 30, 2001 and December 31, 2000               5.0%           5.0%
Annualized pre-tax yield on average cash and
 invested assets for the six months ended June 30,
 2001 and 2000                                               6.5%           6.2%
Annualized after-tax yield on average cash and
 invested assets for the six months ended June 30,
 2001 and 2000                                               4.8%           4.7%

Net realized capital losses were $0.7 million in the six months ended June 30, 2001, reflecting realized capital losses on the Company's investments of $21.3 million, partially offset by $20.6 million of realized capital gains, compared to net realized capital losses of $0.3 million in the six months ended June 30,

2000. The net realized capital losses in the six months ended June 30, 2000 reflected realized capital losses of $19.7 million, partially offset by $19.4 million of realized capital gains. The realized capital losses in the six months ended June 30, 2001 and 2000 arose mainly from activity in the Company's U.S. fixed maturity portfolio. The realized capital gains in the six months ended June 30, 2001and 2000 arose mainly from activity in the Company's equity portfolio.

INCOME TAXES. The Company incurred income tax expense of $21.0 million in the six months ended June 30, 2001 compared to $21.3 million in the six months ended June 30, 2000, reflecting the increase in realized capital losses in 2001. In addition, the relationship of tax-exempt income to pre-tax income declined due to shifts in the Company's investment mix.

NET INCOME. Net income was $73.4 million in the six months ended June 30, 2001 compared to $80.6 million in the six months ended June 30, 2000. This decrease generally reflects increased interest expense, partially offset by improved investment results.

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

PART II - ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) No additional exhibits are required to be furnished by Item 601 of Regulation S-K.

b) There were no reports on Form 8-K filed during the three-month period ending June 30, 2001.

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


                                         Everest Reinsurance Holdings, Inc.
                                                  (Registrant)





                                  /S/  STEPHEN L. LIMAURO
                                       -----------------------------------------
                                  Stephen L. Limauro
                                  Duly Authorized Officer, Senior Vice President and Chief Financial Officer





Dated:  August 9, 2001