Form 10-Q
period 2001-09-30
EVEREST REINSURANCE HOLDINGS INC
filed 2001-11-09
CIK 914748

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                   Commission File Number:
September 30, 2001                                              1-13816
----------------------                                   -----------------------

                       EVEREST REINSURANCE HOLDINGS, INC.
                       ----------------------------------
             (Exact name of Registrant as specified in its charter)

       Delaware                                             22-3263609
------------------------                            ----------------------------
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

-------------------------------------------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                           YES    X                  NO
                                -----                    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Number of Shares Outstanding
          Class                                          at October 30, 2001
          -----                                     ----------------------------
Common Stock,  $.01 par value                                  1,000


The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

                       EVEREST REINSURANCE HOLDINGS, INC.

                               Index To Form 10-Q

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------

                                                                            Page
ITEM 1.  FINANCIAL STATEMENTS                                               ----
         --------------------

         Consolidated Balance Sheets at September 30, 2001  (unaudited)
          and December 31, 2000                                                3

         Consolidated Statements of Operations and Comprehensive Income
          for the three and nine months ended September 30, 2001 and
          2000 (unaudited)                                                     4

         Consolidated Statements of Changes in Stockholder's Equity for
          the three and nine months ended September 30, 2001 and 2000
          (unaudited)                                                          5

         Consolidated Statements of Cash Flows for the three and nine
          months ended September 30, 2001 and 2000 (unaudited)                 6

         Notes to Consolidated Financial Statements                            7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS                                            17
         -------------------------


                                     PART II

                                OTHER INFORMATION
                                -----------------

ITEM 1.  LEGAL PROCEEDINGS                                                    28
         -----------------

ITEM 5.  OTHER INFORMATION                                                  None
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     28
         --------------------------------

Part I - Item 1

                       EVEREST REINSURANCE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except par value per share)

                                             September 30,     December 31,
                                             -------------     -------------
                                                 2001              2000
                                             -------------     -------------
                                              (unaudited)
ASSETS:
Fixed maturities - available for sale,
 at market value (amortized cost:
 2001, $3,975,722; 2000, $3,793,279)         $   4,152,392     $   3,879,335
Equity securities, at market value
 (cost: 2001, $35,597; 2000, $22,395)               32,043            36,634
Short-term investments                             122,590           271,216
Other invested assets                               31,274            29,211
Cash                                                71,270            68,397
                                             -------------     -------------
   Total investments and cash                    4,409,569         4,284,793


Accrued investment income                           71,126            64,508
Premiums receivable                                462,157           393,229
Reinsurance receivables                          1,241,686           996,689
Funds held by reinsureds                           157,221           161,350
Deferred acquisition costs                         117,705            92,478
Prepaid reinsurance premiums                        57,763            58,196
Deferred tax asset                                 188,957           174,451
Other assets                                        79,668            37,622
                                             -------------     -------------
TOTAL ASSETS                                 $   6,785,852     $   6,263,316
                                             =============     =============

LIABILITIES:
Reserve for losses and adjustment
 expenses                                    $   4,135,096     $   3,785,747
Unearned premium reserve                           504,295           401,148
Funds held under reinsurance treaties              203,812           110,464
Losses in the course of payment                     93,378           101,995
Contingent commissions                               6,566             9,380
Other net payable to reinsurers                     71,069            60,332
Current federal income taxes                       (40,147)           (8,210)
8.5% Senior notes due 3/15/2005                    249,674           249,615
8.75% Senior notes due 3/15/2010                   199,058           199,004
Revolving credit agreement borrowings              134,000           235,000
Interest accrued on debt and borrowings              2,086            12,212
Other liabilities                                  107,663            56,142
                                             -------------    --------------
  Total liabilities                              5,666,550         5,212,829
                                             -------------    --------------


STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 200
 million shares authorized; 1,000 shares
 issued in 2001 and 2000                               -                 -
Additional paid-in capital                         258,512           255,359
Accumulated other comprehensive income,
 net of deferred income taxes of $55.0
 million in 2001 and $30.4 million
 in 2000                                           102,138            56,747
Retained earnings                                  758,652           738,381
                                             -------------     -------------
   Total stockholder's equity                    1,119,302         1,050,487
                                             -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDER'S
 EQUITY                                      $   6,785,852     $   6,263,316
                                             =============     =============

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                (Dollars in thousands, except per share amounts)

                                      Three Months Ended          Nine Months Ended
                                         September 30,              September 30,
                                    -----------------------   -------------------------
                                       2001         2000         2001          2000
                                    ----------   ----------   -----------   -----------
                                          (unaudited)                (unaudited)
REVENUES:
Premiums earned                     $  343,828   $  291,191   $ 1,062,905   $   843,155
Net investment income                   65,316       71,281       201,425       202,031
Net realized capital (loss)               (991)         (89)       (1,696)         (410)
Other (expense) income                  (2,403)         605          (941)        1,045
                                    ----------   ----------   -----------   -----------
Total revenues                         405,750      362,988     1,261,693     1,045,821
                                    ----------   ----------   -----------   -----------

CLAIMS AND EXPENSES:
Incurred loss and loss
 adjustment expenses                   358,489      219,953       891,181       650,011
Commission, brokerage, taxes
 and fees                              109,432       65,863       288,111       177,793
Other underwriting expenses             14,674       12,520        40,922        36,762
Interest expense on senior
 notes                                   9,726        9,831        29,176        21,173
Interest expense on credit
 facility                                1,574        2,100         6,090         5,451
                                    ----------   ----------   -----------   -----------
Total claims and expenses              493,895      310,267     1,255,480       891,190
                                    ----------   ----------   -----------   -----------

(LOSS) INCOME BEFORE TAXES             (88,145)      52,721         6,213       154,631

Income tax (benefit) expense           (35,063)      12,331       (14,058)       33,650
                                    ----------   ----------   -----------   -----------

NET (LOSS) INCOME                   $  (53,082)  $   40,390   $    20,271   $   120,981
                                    ==========   ==========   ===========   ===========

Other comprehensive income,
 net of tax                             35,292       20,218        45,391        29,117
                                    ----------   ----------   -----------   -----------

COMPREHENSIVE (LOSS) INCOME         $  (17,790)  $   60,608   $    65,662   $   150,098
                                    ==========   ==========   ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDER'S EQUITY
                (Dollars in thousands, except per share amounts)

                                         Three Months Ended          Nine Months Ended
                                            September 30,              September 30,
                                       -----------------------    -----------------------
                                          2001         2000          2001         2000
                                       ----------   ----------    ----------   ----------
                                             (unaudited)                (unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period                1,000        1,000         1,000   46,457,817
Issued during the period                      -            -             -          8,500
Treasury stock acquired during
 the period                                   -            -             -       (650,400)
Treasury stock reissued during
 the period                                   -            -             -          1,780
Common stock retired during the
 period                                       -            -             -    (45,817,697)
Issued during the period                      -            -             -          1,000
                                       ----------   ----------    ----------   ----------
Balance, end of period                      1,000        1,000         1,000        1,000
                                       ==========   ==========    ==========   ==========


COMMON STOCK (par value):
Balance, beginning of period           $      -     $      -      $      -     $      509
Common stock retired during the
 period                                       -            -             -           (509)
                                       ----------   ----------    ----------   ----------
Balance, end of period                        -            -             -            -
                                       ----------   ----------    ----------   ----------

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period              257,928      253,177       255,359      390,912
Retirement of treasury stock
 during the period                            -            -             -       (138,546)
Common stock issued during the
 period                                       584          -           3,153          157
Treasury stock reissued during
 the period                                   -            -             -             (2)
Contribution from subsidiary                  -            -             -            198
Common stock retired during
 the period                                   -            -             -            458
                                       ----------   ----------    ----------   ----------
Balance, end of period                    258,512      253,177       258,512      253,177
                                       ----------   ----------    ----------   ----------

UNEARNED COMPENSATION:
Balance, beginning of period                  -            -             -           (109)
Net increase during the period                -            -             -            109
                                       ----------   ----------    ----------   ----------
Balance, end of period                        -            -             -            -
                                       ----------   ----------    ----------   ----------

ACCUMULATED OTHER COMPREHENSIVE
 INCOME, NET OF DEFERRED INCOME
 TAXES:
Balance, beginning of period               66,846       (7,802)       56,747      (16,701)
Net increase during the period             35,292       20,218        45,391       29,117
                                       ----------   ----------    ----------   ----------
Balance, end of period                    102,138       12,416       102,138       12,416
                                       ----------   ----------    ----------   ----------

RETAINED EARNINGS:
Balance, beginning of period              811,734      755,477       738,381    1,074,941
Net (loss) income                         (53,082)      40,390        20,271      120,981
Restructure adjustments                       -            -             -            (55)
Dividends paid to parent                      -            -             -       (400,000)
                                       ----------   ----------    ----------   ----------
Balance, end of period                    758,652      795,867       758,652      795,867
                                       ----------   ----------    ----------   ----------

TREASURY STOCK AT COST:
Balance, beginning of period                  -            -             -       (122,070)
Treasury stock retired during
 the period                                   -            -             -        138,454
Treasury stock acquired during
 the period                                   -            -             -        (16,426)
Treasury stock reissued during
 the period                                   -            -             -             42
                                       ----------   ----------    ----------   ----------
Balance, end of period                        -            -             -            -
                                       ----------   ----------    ----------   ----------
TOTAL STOCKHOLDER'S EQUITY,
 END OF PERIOD                         $1,119,302   $1,061,460    $1,119,302   $1,061,460
                                       ==========   ==========    ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                              Three Months Ended             Nine Months Ended
                                                 September 30,                 September 30,
                                           --------------------------    --------------------------
                                              2001           2000           2001           2000
                                           -----------    -----------    -----------    -----------
                                                  (unaudited)                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                          $   (53,082)   $    40,390    $    20,271    $   120,981
 Adjustments to reconcile net income
  to net cash provided by operating
  activities, net of effects from
  the purchase of subsidiary:
  (Increase) in premiums receivable            (25,957)       (22,045)       (69,682)       (69,207)
  Increase in funds held, net                   79,548          7,387         97,476          1,419
  (Increase) in reinsurance
   receivables                                (191,019)       (14,072)      (245,459)       (32,218)
  (Decrease) in deferred tax asset              (7,063)        (8,074)       (40,365)       (12,556)
  Increase in reserve for losses and
   loss adjustment expenses                    286,592         24,652        357,387          8,788
  Increase in unearned premiums                 13,326         33,185        103,798         78,113
  (Increase) in other assets and
   liabilities                                 (51,784)       (40,979)       (79,332)       (48,168)
  Non cash compensation expense                    -              -              -              109
  Accrual of bond discount/amortization
   of bond premium                              (1,575)        (1,972)        (4,107)        (5,555)
  Amortization of underwriting discount
   on senior notes                                  38             36            113             76
  Restructure adjustment                           -              -              -              (55)
  Realized capital losses                          991             89          1,696            410
                                           -----------    -----------    -----------    -----------
Net cash provided by operating
 activities                                     50,015         18,597        141,796         42,137
                                           -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities
 matured/called - available for sale            78,507         58,905        205,794        146,520
Proceeds from fixed maturities sold
 - available for sale                          101,835         23,664        312,974        434,801
Proceeds from equity securities sold               -              -           28,949         47,580
Proceeds from other invested assets
 sold                                                3            -               26            -
Cost of fixed maturities acquired
 - available for sale                         (188,535)      (487,276)      (721,676)    (1,112,954)
Cost of equity securities acquired              (9,048)        (1,106)       (29,075)        (2,297)
Cost of other invested assets acquired             (70)           (18)          (578)        (1,576)
Net sales (purchases) of short-term
 securities                                     74,443         18,391        149,806         (7,958)
Net (decrease) increase in unsettled
 securities transactions                       (59,258)        (6,313)        12,801          5,555
Payment for purchase of subsidiary,
 net of cash acquired                              -          349,743            -          349,743
                                           -----------    -----------    -----------    -----------
Net cash (used in) investing activities         (2,123)       (44,010)       (40,979)      (140,586)
                                           -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of treasury stock net of
 reissuances                                       -              -              -          (16,478)
Common stock issued during the period              584            -            3,153            106
Dividends paid to stockholders                     -              -              -         (400,000)
Proceeds from issuance of senior notes             -              -              -          448,507
Borrowing on revolving credit agreement            -           31,000         22,000         78,000
Repayments on revolving credit agreement           -              -         (123,000)           -
Contribution from subsidiary                       -              -              -              198
                                           -----------    -----------    -----------    -----------
Net cash provided by (used in)
 financing activities                              584         31,000        (97,847)       110,333
                                           -----------    -----------    -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH          7,129         (6,146)           (97)        (8,501)
                                           -----------    -----------    -----------    -----------

Net increase (decrease) in cash                 55,605           (559)         2,873          3,383

Cash, beginning of period                       15,665         66,169         68,397         62,227
                                           -----------    -----------    -----------    -----------
Cash, end of period                        $    71,270    $    65,610    $    71,270    $    65,610
                                           ===========    ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
Income taxes paid, net                     $        33    $    16,556    $    53,961    $    53,572
Interest paid                              $    20,621    $     1,987    $    45,278    $    24,377

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

         For the Three and Nine Months Ended September 30, 2001 and 2000

1.   GENERAL

On February 24, 2000, a corporate restructuring was completed and Everest Re Group, Ltd. ("Group") became the new parent holding company of Everest Reinsurance Holdings, Inc. (the "Company"), which remains the holding company for Group's U.S. based operations. The Company is filing this report as a result of its public issuance of debt securities on March 14, 2000.

The consolidated financial statements of the Company for the three and nine months ended September 30, 2001 and 2000 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been omitted since it is not required for interim reporting purposes. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. The results for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2000, 1999 and 1998 included in the Company's most recent Form 10-K filing.

2.   UNUSUAL LOSS EVENT

As a result of the terrorist attacks at the World Trade Center, the Pentagon and on various airlines on September 11, 2001 (collectively the "September 11 attacks"), the Company incurred pre-tax losses, based on an estimate of ultimate exposure developed through a review of its coverages, which totaled $195.0 million gross of reinsurance and $55.0 million net of reinsurance. Associated with this reinsurance were $60.0 million of pre-tax charges, predominantly from adjustment premiums, resulting in a total pre-tax loss from the September 11 attacks of $115.0 million. After tax recoveries relating specifically to this unusual loss event, the net loss from the September 11 attacks totaled $75.0 million. Over 90% of the losses ceded were to treaties where the reinsurers' obligations are fully collateralized, which in the Company's opinion eliminates reinsurance collection risk.

3.   ACQUISITIONS

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

         For the Three and Nine Months Ended September 30, 2001 and 2000

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

Also during 2000, the Company completed an additional acquisition, Everest Security Insurance Company, formerly known as Southeastern Security Insurance Company, a United States property and casualty company whose primary business is non-standard automobile insurance.

4.   CONTINGENCIES

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

         For the Three and Nine Months Ended September 30, 2001 and 2000

which is more limited than historical information on other types of casualty claims; (h) questions concerning interpretation and application of insurance and reinsurance coverage; and (i) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

Management believes that these factors continue to render reserves for asbestos and environmental losses significantly less subject to traditional actuarial methods than are reserves on other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for the Company or its ceding companies. In connection with the acquisition of Mt. McKinley, which has significant exposure to asbestos and environmental claims, Prudential Property and Casualty Insurance Company ("Prupac"), a subsidiary of The Prudential, provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley's reserves as of September 19, 2000 and The Prudential guaranteed Prupac's obligations to Mt. McKinley. Through September 30, 2001, cessions under this reinsurance agreement have reduced the available remaining limits to $137.8 million net of coinsurance. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, depending on coverage under the Company's various reinsurance arrangements, could have a material adverse effect on the Company's future financial condition, results of operations and cash flows.

The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the three and nine months ended September 30, 2001 and 2000:

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

         For the Three and Nine Months Ended September 30, 2001 and 2000

(dollar amounts in thousands)       Three Months Ended          Nine Months Ended
                                       September 30,              September 30,
                                     2001         2000          2001         2000
                                  -----------------------    -----------------------
Gross basis:
Beginning of period reserves (1)  $  673,927   $  580,268    $  693,704   $  614,236
Incurred losses                       12,563          -          29,673          -
Paid losses (2)                      (18,830)     153,035       (55,717)     119,067
                                  ----------   ----------    ----------   ----------
End of period reserves            $  667,660   $  733,303    $  667,660   $  733,303
                                  ==========   ==========    ==========   ==========

Net basis:
Beginning of period reserves      $  298,758   $  344,904    $  317,196   $  365,069
Incurred losses                          -            -             -            -
Paid losses (2)                      (10,471)     305,877       (28,909)     285,712
                                  ----------   ----------    ----------   ----------
End of period reserves            $  288,287   $  650,781    $  288,287   $  650,781
                                  ==========   ==========    ==========   ==========

(1) The January 1, 2001 beginning of period reserves include Mt. McKinley's reserves from the 2000 acquisition transaction.
(2) Paid losses for the three months and nine months ended September 30, 2000 were reduced by $161.4 million gross and $310.8 million net, respectively, reflecting the incoming reserves at the acquisition of Mt. McKinley, together with the impact of eliminating consolidation entries with respect to inter-company reinsurance pre-dating the acquisition.

At September 30, 2001, the gross reserves for asbestos and environmental losses were comprised of $113.5 million representing case reserves reported by ceding companies, $60.4 million representing additional case reserves established by the Company on assumed reinsurance claims, $165.2 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $328.6 million representing incurred but not reported ("IBNR") reserves.

The Company is involved from time to time in ordinary routine litigation and arbitration proceedings incidental to its business. The Company does not believe that there are any other material pending legal proceedings to which it or any of its subsidiaries or their properties are subject.

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior years, the Company, for a fee, accepted the claim payment obligation of these property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at September 30, 2001 was $140.7 million.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)


         For the Three and Nine Months Ended September 30, 2001 and 2000


The Company has purchased annuities from an unaffiliated life insurance company to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at September 30, 2001 was $13.4 million.

5.   OTHER COMPREHENSIVE INCOME

The Company's other comprehensive income is comprised as follows:

(dollar amounts in thousands)          Three Months Ended          Nine Months Ended
                                          September 30,              September 30,
                                        2001         2000          2001         2000
                                     -----------------------    -----------------------
Net unrealized appreciation
 of investments, net of
 deferred income taxes               $   36,424   $   20,964    $   47,339   $   30,057
Currency translation
 adjustments, net of deferred
 income taxes                            (1,132)        (746)       (1,948)        (940)
                                     ----------   ----------    ----------   ----------
Other comprehensive
 income, net of deferred
 income taxes                        $   35,292   $   20,218    $   45,391   $   29,117
                                     ==========   ==========    ==========   ==========

6.   CREDIT LINE

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

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

         For the Three and Nine Months Ended September 30, 2001 and 2000


The Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1, the Company to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $850.0 million plus 25% of aggregate net income and 25% of aggregate capital contributions earned or received after December 31, 1999. The Company was in compliance with all covenants under the facility at September 30, 2001 and 2000 as well as for the three and nine months ended September 30, 2001 and 2000.

During the three and nine months ended September 30, 2001, the Company made payments on the Credit Facility of $0.0 million and $123.0 million, respectively, and borrowings of $0.0 million and $22.0 million, respectively. As of September 30, 2001 and 2000, the Company had outstanding Credit Facility borrowings of $134.0 million and $137.0 million, respectively. Interest expense incurred in connection with these borrowings was $1.6 million and $2.1 million for the three months ended September 30, 2001 and 2000, respectively, and $6.1 million and $5.5 million for the nine months ended September 30, 2001 and 2000, respectively.

7.   SENIOR NOTES

During the first quarter of 2000, the Company completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005. During the first quarter of 2000, the Company distributed $400.0 million of these proceeds to Group of which $250.0 million was used by Group to capitalize Bermuda Re.

Interest expense incurred in connection with these senior notes was $9.7 million and $9.8 million for the three months ended September 30, 2001 and 2000, respectively, and $29.2 million and $21.2 million for the nine months ended September 30, 2001 and 2000, respectively.

8.   SEGMENT REPORTING

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

         For the Three and Nine Months Ended September 30, 2001 and 2000


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

The following tables present the relevant underwriting results for the operating segments for the three and nine months ended September 30, 2001 and 2000, with all dollar values presented in thousands.

                                U.S. REINSURANCE
--------------------------------------------------------------------------------
                                 Three Months Ended         Nine Months Ended
                                    September 30,             September 30,
                                  2001         2000         2001         2000
                               -------------------------------------------------
Earned premiums                $   91,768   $  105,817   $  341,135   $  334,844
Incurred losses and loss
 adjustment expenses              168,479       79,004      353,575      256,937
Commission and brokerage           42,593       22,329      106,445       49,171
Other underwriting expenses         4,049        4,529       11,383       12,606
                               ----------   ----------   ----------   ----------
Underwriting (loss) gain      ($  123,353) ($       45) ($  130,268)  $   16,130
                               ==========   ==========   ==========   ==========

                                 U.S. INSURANCE
--------------------------------------------------------------------------------
                                 Three Months Ended         Nine Months Ended
                                    September 30,             September 30,
                                  2001         2000         2001         2000
                               -------------------------------------------------
Earned premiums                $   82,901   $   25,788   $  203,399   $   64,747
Incurred losses and loss
 adjustment expenses               58,919       16,128      145,183       40,813
Commission and brokerage           18,751        4,235       46,279       15,044
Other underwriting expenses         4,919        2,386       12,836        7,872
                               ----------   ----------   ----------   ----------
Underwriting gain (loss)       $      312   $    3,039  ($      899)  $    1,018
                               ==========   ==========   ==========   ==========

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

         For the Three and Nine Months Ended September 30, 2001 and 2000

                              SPECIALTY REINSURANCE
--------------------------------------------------------------------------------
                                 Three Months Ended         Nine Months Ended
                                    September 30,             September 30,
                                  2001         2000         2001         2000
                               -------------------------------------------------
Earned premiums                $  103,242   $   83,975   $  296,050   $  226,801
Incurred  losses and loss
 adjustment expenses               90,027       59,680      238,123      173,843
Commission and brokerage           28,778       18,979       76,343       58,372
Other underwriting expenses         1,350        1,626        4,300        4,489
                               ----------   ----------   ----------   ----------
Underwriting gain (loss)      ($   16,913)  $    3,690  ($   22,716) ($    9,903)
                               ==========   ==========   ==========   ==========

                            INTERNATIONAL REINSURANCE
--------------------------------------------------------------------------------
                                 Three Months Ended         Nine Months Ended
                                    September 30,             September 30,
                                  2001         2000         2001         2000
                               -------------------------------------------------
Earned premiums                $   65,917   $   75,611   $  222,321   $  216,763
Incurred  losses and loss
 adjustment expenses               41,064       65,141      154,300      178,418
Commission and brokerage           19,310       20,320       59,044       55,206
Other underwriting expenses         3,960        3,550       10,573       10,396
                               ----------   ----------   ----------   ----------
Underwriting gain (loss)       $    1,583  ($   13,400) ($    1,596) ($   27,257)
                               ==========   ==========   ==========   ==========

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income, with all dollar values presented in thousands:

                               -------------------------------------------------
                                 Three Months Ended         Nine Months Ended
                                    September 30,             September 30,
                                  2001         2000         2001         2000
                               -------------------------------------------------
Underwriting (loss)           ($  138,371) ($    6,716) ($  155,479) ($   20,012)
Net investment income              65,316       71,281      201,425      202,031
Realized (loss)                      (991)         (89)      (1,696)        (410)
Corporate operations                  396          429        1,830        1,399
Interest expense                   11,300       11,931       35,266       26,624
Other (expense) income             (2,403)         605         (941)       1,045
                               ----------   ----------   ----------   ----------
(Loss) income before taxes    ($   88,145)  $   52,721   $    6,213   $  154,631
                               ==========   ==========   ==========   ==========

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

         For the Three and Nine Months Ended September 30, 2001 and 2000


The Company writes premium in the United States and international markets. The revenues, net income and identifiable assets of the individual foreign countries in which the Company writes business are not material.

9.   NEW ACCOUNTING PRONOUNCEMENT

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

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

         For the Three and Nine Months Ended September 30, 2001 and 2000


10.  RELATED-PARTY TRANSACTIONS

During the normal course of business, the Company, through its affiliates, engages in arms-length reinsurance and brokerage and commission business transactions with companies controlled by or affiliated with Group's outside directors. Such transactions, individually and in the aggregate, are immaterial to the Company's financial condition, results of operations and cash flows.

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

UNUSUAL LOSS EVENT

As a result of the terrorist attacks at the World Trade Center, the Pentagon and on various airlines on September 11, 2001 (collectively the "September 11 attacks"), the Company incurred pre-tax losses, based on an estimate of ultimate exposure developed through a review of its coverages, which totaled $195.0 million gross of reinsurance and $55.0 million net of reinsurance. Associated with this reinsurance were $60.0 million of pre-tax charges, predominantly from adjustment premiums, resulting in a total pre-tax loss from the September 11 attacks of $115.0 million. After tax recoveries relating specifically to this unusual loss event, the net loss from the September 11 attacks totaled $75.0 million. Over 90% of the losses ceded were to treaties where the reinsurers' obligations are fully collateralized, which in the Company's opinion eliminates reinsurance collection risk.

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

Also during 2000, the Company completed an additional acquisition, Everest Security Insurance Company ("ESIC"), formerly known as Southeastern Security Insurance Company, a United States property and casualty company whose primary business is non-standard automobile insurance.

INDUSTRY CONDITIONS

Losses from the September 11 attacks have reduced industry capacity and caused individual insurance and reinsurance industry participants to reassess their capital position, tolerance for risk, exposure control mechanisms and the price and terms at which they will take on risk. The result has been immediate and significant upward pressure on rates and tightening of limits, terms and conditions and availability. These characteristics of a hardening market exist in varying degrees across insurance and reinsurance business lines, although supply and demand elements of the market have not yet fully re-settled into equilibrium. In addition to the modest rate increases and terms and condition improvements evident in many insurance and reinsurance lines since 1999, there has been an apparent reversal of the trend seen from 1987 to 1999 toward increasingly competitive global market conditions as reflected by decreasing rates and broadening terms and conditions and availability. Although the Company is encouraged by the apparent new trend, there remains uncertainty as to its strength and persistence.

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

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

PREMIUMS. Gross premiums written increased 37.0% to $487.1 million in the three months ended September 30, 2001 from $355.6 million in the three months ended September 30, 2000 as the Company took advantage of selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included an 89.2% ($65.4 million) increase in the U.S. Insurance operation, principally attributable to growth in workers' compensation insurance, a 36.8% ($41.6 million) increase in the U.S. Reinsurance operation, primarily reflecting improved market conditions and a 29.4% ($25.1 million) increase in the Specialty Reinsurance operation, principally attributable to growth in medical stop loss business, a component of A&H writings. Partially offsetting these increases was a 0.7% ($0.6 million) decrease in the International Reinsurance operation. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $123.2 million in the three months ended September 30, 2001 from $53.5 million in the three months ended September 30, 2000. This increase was principally attributable to $59.9 million of adjustment premiums incurred under the 2001 accident year aggregate excess of loss element of the Company's corporate retrocessional program relating to losses incurred as a result of the September 11 attacks, together with increased utilization of contract specific retrocessions in the U.S. Insurance operation. The ceded premiums for the three months ended September 30, 2001 and 2000 also included adjustment premiums of $10.9 million and $7.0 million, respectively, relating to claims made under the 1999 accident year aggregate excess of loss element of the Company's corporate retrocessional program.

Net premiums written increased by 20.5% to $363.9 million in the three months ended September 30, 2001 from $302.0 million in the three months ended September 30, 2000. This increase was consistent with the increase in gross premiums written, partially offset by the increase in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 18.1% to $343.8 million in the three months ended September 30, 2001 from $291.2 million in the three months ended September 30, 2000. Contributing to this increase was a 221.5% ($57.1 million) increase in the U.S. Insurance operation and a 22.9% ($19.3 million) increase in the Specialty Reinsurance operation. These increases were partially offset by a 13.3% ($14.0 million) decrease in the U.S. Reinsurance operation and a 12.8% ($9.7 million) decrease in the International Reinsurance operation. All of these changes reflect period to period changes in net written premiums and business mix together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting and earnings and loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

EXPENSES. Incurred loss and loss adjustment expenses ("LAE") increased by 63.0% to $358.5 million in the three months ended September 30, 2001 from $220.0 million in the three months ended September 30, 2000. The increase in incurred losses and LAE was principally attributable to the impact of incurred losses relating to the September 11 attacks, the increase in net premiums earned and the impact of changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which include the impact of both current period events, and favorable and unfavorable development on prior period events and are net of reinsurance. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program, were $192.8 million in the three months ended September 30, 2001 and related principally to the September 11 attacks, compared to net catastrophe losses of $4.4 million in the three months ended September 30, 2000. Incurred losses and LAE for the three months ended September 30, 2001 reflected ceded losses and LAE of $225.5 million compared to ceded losses and LAE in the three months ended September 30, 2000 of $35.7 million, with the increase principally attributable to cessions relating to the September 11 attack losses and to the increased utilization of contract specific retrocessions in the U.S. Insurance operation. The ceded losses and LAE for the three months ended September 30, 2001 and 2000 reflect $130.0 million and $0.0 million, respectively, of losses ceded under the 2001 accident year aggregate excess of loss component of the Company's corporate retrocessional program. The ceded losses and LAE for the three months ended September 30, 2001 and 2000 reflect $20.0 million and $15.6 million, respectively, of losses ceded under the 1999 accident year aggregate excess of loss component of the Company's corporate retrocessional program.

Contributing to the increase in incurred losses and LAE in the three months ended September 30, 2001 from the three months ended September 30, 2000 were a 265.3% ($42.8 million) increase in the U.S. Insurance operation principally reflecting increased premium volume coupled with changes in this segment's specific reinsurance programs, a 113.3% ($89.5 million) increase in the U.S. Reinsurance operation, principally reflecting losses in connection with the September 11 attacks and a 50.8% ($30.3 million) increase in the Specialty Reinsurance operation principally reflecting losses in connection with the September 11 attacks and increased premium volume in A&H. These increases were partially offset by a 37.0% ($24.1 million) decrease in the International Reinsurance operation related principally to a decrease in catastrophe losses. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss and LAE ratio ("loss ratio"), which is calculated by dividing incurred losses and LAE by premiums earned, increased by 28.8 percentage points to 104.3% in the three months ended September 30, 2001 from 75.5% in the three months ended September 30, 2000, reflecting the incurred losses and LAE discussed above. The following table shows the loss ratios for each of the Company's operating segments for the three months ended September 30, 2001 and 2000. The loss ratios for all operations were impacted by the factors noted above.

                          OPERATING SEGMENT LOSS RATIOS
--------------------------------------------------------------------------------
       Segment                                      2001                    2000
--------------------------------------------------------------------------------
U.S. Reinsurance                                   183.6%                   74.7%
U.S. Insurance                                      71.1%                   62.5%
Specialty Reinsurance                               87.2%                   71.1%
International Reinsurance                           62.3%                   86.2%

Underwriting expenses increased by 58.3% to $124.1 million in the three months ended September 30, 2001 from $78.4 million in the three months ended September 30, 2000. Commission, brokerage, taxes and fees increased by $43.6 million, principally reflecting increases in premium volume and changes in the mix of business. Other underwriting expenses increased by $2.2 million. Contributing to these underwriting expense increases were a 257.5% ($17.0 million) increase in the U.S. Insurance operation, mainly relating to increased premium volume, a 73.7% ($19.8 million) increase in the U.S. Reinsurance operation and a 46.2% ($9.5 million) increase in the Specialty Reinsurance operation. These increases were partially offset by a 0.1% ($0.6 million) decrease in the International Reinsurance operation. The changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific retrocessions and the underwriting performance of the underlying business. The Company's expense ratio, which is calculated by dividing underwriting expenses by premiums earned, was 36.1% for the three months ended September 30, 2001 compared to 26.9% for the three months ended September 30, 2000.

The Company's combined ratio, which is the sum of the loss and expense ratios, increased by 37.9 percentage points to 140.4% in the three months ended
September 30, 2001 compared to 102.5% in the three months ended September 30, 2000. The following table shows the combined ratios for each of the Company's operating segments for the three months ended September 30, 2001 and 2000. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above, as well as by the impact of adjustment premiums ceded under the accident year aggregate excess of loss element of the Company's retrocessional program, principally relating to losses incurred as the result of the September 11 attacks.

                        OPERATING SEGMENT COMBINED RATIOS
--------------------------------------------------------------------------------
       Segment                                      2001                    2000
--------------------------------------------------------------------------------
U.S. Reinsurance                                   234.4%                  100.0%
U.S. Insurance                                      99.6%                   88.2%
Specialty Reinsurance                              116.4%                   95.6%
International Reinsurance                           97.6%                  117.7%

Interest expense for the three months ended September 30, 2001 was $11.3 million compared to $11.9 million for the three months ended September 30, 2000. Interest expense for the three months ended September 30, 2001 reflects $9.7 million relating to the Company's issuance of senior notes and $1.6 million relating to the Company's borrowings under its revolving credit facility. Interest expense for the three months ended September 30, 2000 reflects $9.8 million relating to the Company's issuance of senior notes and $2.1 million relating to the Company's borrowings under its revolving credit facility.

Other expense for the three months ended September 30, 2001 was $2.4 million compared to other income of $0.6 million for the three months ended September 30, 2000. Significant contributors to other expense for the three months ended September 30, 2001 were losses realized in connection with future derivative loss events, the amortization of deferred expenses relating to the Company's issuance of senior notes in 2000 and foreign exchange losses, partially offset by financing fees. Other expense for the three months ended September 30, 2000 principally included the amortization of deferred expenses relating to the Company's issuance of senior notes, partially offset by foreign exchange losses. The foreign exchange changes for both periods are attributable to fluctuations in foreign currency exchange rates.

INVESTMENT RESULTS. Net investment income decreased 8.4% to $65.3 million in the three months ended September 30, 2001 from $71.3 million in the three months ended September 30, 2000, principally reflecting an increase in funds held interest expense and generally lower interest rates available on new investments, partially offset by the effect of investing the $66.5 million of cash flow from operations in the twelve months ended September 30, 2001. The following table shows a comparison of various investment yields as of September 30, 2001 and December 31, 2000, respectively, and for the periods ended September 30, 2001 and 2000, respectively.

                                                          2001              2000
                                                          ----------------------
Imbedded pre-tax yield of cash and invested
 assets at September 30, 2001 and December 31, 2000        6.4%              6.7%
Imbedded after-tax yield of cash and invested
 assets at September 30, 2001 and December 31, 2000        4.9%              5.0%
Annualized pre-tax yield on average cash and
 invested assets for the three months ended September
 30, 2001 and 2000                                         6.2%              6.4%
Annualized after-tax yield on average cash and
 invested assets for the three months ended September
 30, 2001 and 2000                                         4.7%              4.8%

Net realized capital losses were $1.0 million in the three months ended September 30, 2001, reflecting realized capital losses on the Company's investments of $4.7 million, partially offset by $3.7 million of realized capital gains, compared to net realized capital losses of $0.1 million in the three months ended September 30, 2000. The net realized capital losses in the three months ended September 30, 2000 reflected realized capital losses of $0.2 million, partially offset by $0.1 million of realized capital gains. The realized capital losses in the three months ended September 30, 2001 and 2000 arose mainly from activity in the Company's U.S. fixed maturity portfolio. The realized capital gains in the three months ended September 30, 2001 and 2000 arose mainly from activity in the Company's equity portfolio.

INCOME TAXES. The Company generated income tax benefits of $35.1 million in the three months ended September 30, 2001 compared to income tax expense of $12.3 million incurred in the three months ended September 30, 2000. This tax benefit primarily resulted from the losses relating to the September 11 attacks, for which the benefit has been calculated based on the specific impacts of this unusual event.

NET INCOME. Net loss was $53.1 million in the three months ended September 30, 2001 compared to net income of $40.4 million in the three months ended September 30, 2000, with the change principally attributable to the impact of the September 11 attacks.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

PREMIUMS. Gross premiums written increased 40.8% to $1,388.6 million in the nine months ended September 30, 2001 from $986.0 million in the nine months ended September 30, 2000 as the Company took advantage of selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 162.8% ($241.9 million) increase in the U.S. Insurance operation, principally attributable to growth in workers' compensation insurance, a 34.3% ($79.1 million) increase in the Specialty Reinsurance operation, principally attributable to growth in medical stop loss business, a component of A&H writings, an 18.7% ($69.6 million) increase in the U.S. Reinsurance operation, primarily reflecting improved market conditions and a 5.1% ($11.9 million) increase in the International Reinsurance operation, mainly attributable to growth in Latin America. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $221.1 million in the nine months ended September 30, 2001 from $101.3 million in the nine months ended September 30, 2000. This increase was principally attributable to $59.9 million of adjustment premiums incurred under the 2001 accident year aggregate excess of loss element of the Company's corporate retrocessional program relating to losses incurred as a result of the September 11 attacks, together with increased utilization of contract specific retrocessions in the U.S. Insurance operation. The ceded premiums for the nine months ended September 30, 2001 and 2000 also included adjustment premiums of $26.3 million and $18.6 million, respectively, relating to claims made under the 1999 accident year aggregate excess of loss element of the Company's corporate retrocessional program.

Net premiums written increased by 32.0% to $1,167.5 million in the nine months ended September 30, 2001 from $884.7 million in the nine months ended September 30, 2000. This increase was consistent with the increase in gross premiums written, partially offset by the increase in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 26.1% to $1,062.9 million in the nine months ended September 30, 2001 from $843.2 million in the nine months ended September 30, 2000. Contributing to this increase was a 214.1% ($138.7 million) increase in the U.S. Insurance operation, a 30.5% ($69.2 million) increase in the Specialty Reinsurance operation, a 2.6% ($5.6 million) increase in the International Reinsurance operation and a 1.9% ($6.3 million) increase in the U.S. Reinsurance operation. All of these changes reflect period to period changes in net written premiums and business mix together with normal variability in earnings patterns.

EXPENSES. Incurred loss and loss adjustment expenses ("LAE") increased by 37.1% to $891.2 million in the nine months ended September 30, 2001 from $650.0 million in the nine months ended September 30, 2000. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned, the impact of incurred losses relating to the September 11 attacks and the impact of changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which include the impact of both current period events, and favorable and unfavorable development on prior period events and are net of reinsurance. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program, were $222.1 million in the nine months ended September 30, 2001 and related principally to the September 11 attacks, tropical storm Alison, Petrobras Oil Rig and El Salvador earthquake loss events, compared to net catastrophe losses of $13.6 million in the nine months ended September 30, 2000. Incurred losses and LAE for the nine months ended September 30, 2001 reflected ceded losses and LAE of $332.1 million compared to ceded losses and LAE in the nine months ended September 30, 2000 of $93.0 million, with the increase principally attributable to cessions relating to the September 11 attack losses and to the increased utilization of contract specific retrocessions in the U.S. Insurance operation. The ceded losses and LAE for the nine months ended September 30, 2001 and 2000 reflect $130.0 million and $0.0 million, respectively, of losses ceded under the 2001 accident year aggregate excess of loss component of the Company's corporate retrocessional program. The ceded losses and LAE for the nine months ended September 30, 2001 and 2000 reflect $49.0 million and $39.1 million, respectively, of losses ceded under the 1999 accident year aggregate excess of loss component of the Company's corporate retrocessional program.

Contributing to the increase in incurred losses and LAE in the nine months ended September 30, 2001 from the nine months ended September 30, 2000 were a 255.7% ($104.4 million) increase in the U.S. Insurance operation principally reflecting increased premium volume coupled with changes in this segments specific retrocession programs, a 37.6% ($96.6 million) increase in the U.S. Reinsurance operation, principally reflecting losses in connection with the September 11 attacks and tropical storm Alison and a 37.0% ($64.3 million) increase in the Specialty Reinsurance operation principally attributable to increased premium volume in A&H business together with losses relating to the September 11 attacks and Petrobras Oil Rig loss events. These increases were partially offset by a 13.5% ($24.1 million) decrease in the International Reinsurance operation related principally to a decrease in catastrophe losses. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss ratio, which is calculated by dividing incurred losses and LAE by premiums earned, increased by 6.7 percentage points to 83.8% in the nine months ended September 30, 2001 from 77.1% in the nine months ended September 30, 2000 reflecting the incurred losses and LAE discussed above. The following table shows the loss ratios for each of the Company's operating segments for the nine months ended September 30, 2001 and 2000. The loss ratios for all operations were impacted by the factors noted above.

                          OPERATING SEGMENT LOSS RATIOS
--------------------------------------------------------------------------------
       Segment                                      2001                    2000
--------------------------------------------------------------------------------
U.S. Reinsurance                                   103.6%                   76.7%
U.S. Insurance                                      71.4%                   63.0%
Specialty Reinsurance                               80.4%                   76.7%
International Reinsurance                           69.4%                   82.3%

Underwriting expenses increased by 53.4% to $329.0 million in the nine months ended September 30, 2001 from $214.6 million in the nine months ended September 30, 2000. Commission, brokerage, taxes and fees increased by $110.3 million, principally reflecting increases in premium volume and changes in the mix of business. In addition, in 2000, the Company's reassessment of the expected losses on a multi-year reinsurance treaty led to a $29.4 million decrease in contingent commissions with a corresponding increase to losses. Other underwriting expenses increased by $4.2 million. Contributing to these underwriting expense increases were a 158.0% ($36.2 million) increase in the U.S. Insurance operation, mainly relating to the increased premium volume, a 90.7% ($56.1 million) increase in the U.S. Reinsurance operation, which included the impact of the contingent commission adjustment noted above, a 28.3% ($17.8 million) increase in the Specialty Reinsurance operation and a 6.1% ($4.0 million) increase in the International Reinsurance operation. The changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific retrocessions and the underwriting performance of the underlying business. The Company's expense ratio, which is calculated by dividing underwriting expenses by premiums earned, was 31.0% for the nine months ended September 30, 2001 compared to 25.4% for the nine months ended September 30, 2000.

The Company's combined ratio, which is the sum of the loss and expense ratios, increased by 12.3 percentage points to 114.8% in the nine months ended September 30, 2001 compared to 102.5% in the nine months ended September 30, 2000. The following table shows the combined ratios for each of the Company's operating segments for the nine months ended September 30, 2001 and 2000. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above, as well as by the impact of adjustment premiums ceded under the accident year aggregate excess of loss element of the Company's retrocessional program, principally relating to losses incurred as the result of the September 11 attacks.

                        OPERATING SEGMENT COMBINED RATIOS
--------------------------------------------------------------------------------
       Segment                                      2001                    2000
--------------------------------------------------------------------------------
U.S. Reinsurance                                   138.2%                   95.2%
U.S. Insurance                                     100.4%                   98.4%
Specialty Reinsurance                              107.7%                  104.4%
International Reinsurance                          100.7%                  112.6%

Interest expense for the nine months ended September 30, 2001 was $35.3 million compared to $26.6 million for the nine months ended September 30, 2000. Interest expense for the nine months ended September 30, 2001 reflects $29.2 million relating to the Company's issuance of senior notes and $6.1 million relating to the Company's borrowings under its revolving credit facility. Interest expense for the nine months ended September 30, 2000 reflects $21.2 million relating to the Company's issuance of senior notes and $5.4 million relating to the Company's borrowings under its revolving credit facility.

Other expense for the nine months ended September 30, 2001 was $0.9 million compared to other income of $1.0 million for the nine months ended September 30, 2000. Significant contributors to other expense for the nine months ended September 30, 2001 were losses realized in connection with future derivative loss events and the amortization of deferred expenses relating to Company's issuance of senior notes in 2000, partially offset by foreign exchange gains and financing fees. Other income for the nine months ended September 30, 2000 principally included foreign exchange gains and financing fees. The foreign exchange gains for both periods are attributable to fluctuations in foreign currency exchange rates.

INVESTMENT RESULTS. Net investment income decreased 0.3% to $201.4 million in the nine months ended September 30, 2001 from $202.0 million in the nine months ended September 30, 2000, principally reflecting the impacts of $101.0 million of net paymentson the credit facility, an increase in funds held interest expense and generally lower interest rates available on new investments, partially offset by the effect of investing the $66.5 million of cash flow from operations in the twelve months ended September 30, 2001 and the investment in the second quarter of 2000 of the $450.0 million in proceeds from the Company's issuance of senior notes. The following table shows a comparison of various investment yields as of September 30, 2001 and December 31, 2000, respectively, and for the periods ended September 30, 2001 and 2000, respectively.

                                                          2001              2000
                                                          ----------------------
Imbedded pre-tax yield of cash and invested
 assets at September 30, 2001 and December 31, 2000        6.4%              6.7%
Imbedded after-tax yield of cash and invested
 assets at September 30, 2001 and December 31, 2000        4.9%              5.0%
Annualized pre-tax yield on average cash and
 invested assets for the six months ended September
 30, 2001 and 2000                                         6.4%              6.1%
Annualized after-tax yield on average cash and
 invested assets for the six months ended September
 30, 2001 and 2000                                         4.8%              4.7%

Net realized capital losses were $1.7 million in the nine months ended September 30, 2001, reflecting realized capital losses on the Company's investments of $26.0 million, partially offset by $24.3 million of realized capital gains, compared to net realized capital losses of $0.4 million in the nine months ended September 30, 2000. The net realized capital losses in the nine months ended September 30, 2000 reflected realized capital losses of $23.8 million, partially offset by $23.4 million of realized capital gains. The realized capital losses in the nine months ended September 30, 2001 and 2000 arose mainly from activity in the Company's U.S. fixed maturity portfolio. The realized capital gains in the nine months ended September 30, 2001and 2000 arose mainly from activity in the Company's equity portfolio.

INCOME TAXES. The Company generated income tax benefits of $14.1 million in the nine months ended September 30, 2001 compared to income tax expense of $33.7 million incurred in the nine months ended September 30, 2000. This tax benefit primarily resulted from the losses relating to the September 11 attacks, for which the benefit has been calculated based on the specific impacts of this unusual event.

NET INCOME. Net income was $20.3 million in the nine months ended September 30, 2001 compared to $121.0 million in the nine months ended September 30, 2000. This decrease generally reflects the losses attributable to the September 11 attacks.

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

          b) There were no reports on Form 8-K filed during the three-month period ending September 30, 2001.

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

                                          EVEREST REINSURANCE HOLDINGS, INC.
                                          (Registrant)





                                          /S/  STEPHEN L. LIMAURO
                                               ---------------------------------
                                          Stephen L. Limauro
                                          Executive Vice President and Chief
                                           Financial Officer
                                          (Duly authorized officer and principal
                                           accounting officer)






Dated:  October 30, 2001