Form 10-K
period 2001-12-31
EVEREST REINSURANCE HOLDINGS INC
filed 2002-03-28
CIK 914748

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

For the fiscal year ended December 31, 2001       Commission file number 1-13816

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

                                 --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of Each Exchange
   Title of Each Class                                      on Which Registered
   -------------------                                     ---------------------
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

                                  Yes _X_ No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     At March 28, 2002, the number of common shares of the registrant outstanding was 1,000, all of which are owned by Everest Re Group, Ltd.

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

PART IV

    14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

PART I


UNLESS OTHERWISE INDICATED, ALL FINANCIAL DATA IN THIS DOCUMENT HAVE BEEN PREPARED USING GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP"). AS USED IN THIS DOCUMENT, "HOLDINGS" MEANS EVEREST REINSURANCE HOLDINGS, INC.; "GROUP" MEANS EVEREST RE GROUP, LTD. (FORMERLY EVEREST REINSURANCE GROUP, LTD.); "EVEREST RE" MEANS EVEREST REINSURANCE COMPANY AND ITS SUBSIDIARIES (UNLESS THE CONTEXT OTHERWISE REQUIRES); "BERMUDA RE" MEANS EVEREST REINSURANCE (BERMUDA), LTD. AND THE "COMPANY" MEANS HOLDINGS AND ITS SUBSIDIARIES (UNLESS THE CONTEXT OTHERWISE REQUIRES).


ITEM 1.  BUSINESS

THE COMPANY
Holdings, a Delaware corporation, is a wholly-owned subsidiary of Group, which is a Bermuda holding company whose common shares are publicly traded in the United States on the New York Stock Exchange under the symbol "RE". Group files an annual report on Form 10-K with the Securities and Exchange Commission with respect to its consolidated operations, including Holdings. Holdings became a wholly-owned subsidiary of Group on February 24, 2000 in a corporate restructuring pursuant to which holders of shares of common stock of Holdings automatically became holders of the same number of common shares of Group.

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

Following is a summary of the Company's operating subsidiaries:

  o Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states (except Nevada and Wyoming), the District of Columbia, Puerto Rico and Canada, and is authorized to conduct reinsurance business in the United Kingdom and Singapore. Everest Re underwrites property and casualty reinsurance on a treaty and facultative basis for insurance and reinsurance companies in the United States and international markets. Everest Re had statutory surplus at December 31, 2001 of $1,293.8 million.

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

  o Everest Security Insurance Company ("Everest Security"), formerly Southeastern Security Insurance Company, a Georgia insurance company and a direct subsidiary of Everest Re, was acquired in January 2000 and writes property and casualty insurance on an admitted basis in Georgia.

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

  o Everest Re Holdings, Ltd. ("Everest Ltd."), a Bermuda company and a direct subsidiary of Everest Re, was formed in 1998 and owns Everest Re Ltd., a United Kingdom company that is in the process of being dissolved because its reinsurance operations have been converted into branch operations of Everest Re. Everest Ltd. also holds $104.3 million of investments, the management of which constitutes its principal operations.

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

BUSINESS STRATEGY
The Company's underwriting strategies seek to capitalize on its financial capacity, its employee expertise and its flexibility to offer multiple products through multiple distribution channels. The Company's strategies include effective management of the property and casualty underwriting cycle, which refers to the tendency of insurance premiums, profits and the demand for and availability of coverage to rise and fall over time. The Company also seeks to manage its catastrophe exposures and retrocessional costs. Efforts to control expenses and to operate in a cost-efficient manner are also a continuing focus for the Company.

The Company's products include the full range of property and casualty reinsurance and insurance coverages, including marine, aviation, surety, errors and omissions liability ("E&O"), directors' and officers' liability ("D&O"), medical malpractice, other specialty lines, accident and health ("A&H"), workers compensation, and other standard lines. The Company's distribution channels include both the direct and broker reinsurance markets, U.S. and international markets, reinsurance, both treaty and facultative, and insurance, both admitted and non-admitted.

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


Operating Subsidiary     A.M. Best        Standard & Poor's      Moody's
--------------------------------------------------------------------------------
Everest Re               A+ (Superior)    AA- (Very Strong)      Aa3 (Excellent)
Everest National         A+ (Superior)    AA- (Very Strong)      Not Rated
Everest Indemnity        A+ (Superior)    Not Rated              Not Rated
Everest Security         A+ (Superior)    BB pi                  Not Rated
Everest Canada           A+ (Superior)    Not Rated              Not Rated
Mt. McKinley             Not Rated        B pi                   Not Rated

A.M. Best states that the "A+" ("Superior") rating is assigned to those companies which, in its opinion, have, on balance, achieved superior financial strength, operating performance and market profile when compared to the standards established by A.M. Best and have demonstrated a very strong ability to meet their ongoing obligations to policyholders. The "A+" ("Superior") rating is the second highest of fifteen ratings assigned by A.M. Best, which range from "A++" ("Superior") to "F" ("In Liquidation"). Additionally, A.M. Best has eleven classifications within the "Not Assigned" category. Standard & Poor's states that the "AA-" rating is assigned to those insurance companies which, in its opinion, offer excellent financial security and whose capacity to meet policyholder obligations is strong under a variety of economic and underwriting conditions. The "AA-" rating is the fourth highest of nineteen ratings assigned by Standard & Poor's, which range from "AAA" (Superior) to "R" (Regulatory Action). Ratings from AA to B may be modified by the use of a plus or minus sign to show relative standing of the insurer within those rating categories. Ratings, denoted with a "pi" subscript, are ratings based on Standard & Poor's analysis of published financial information and do not reflect in-depth meetings with the Company's management. The "BB pi" and "B pi" ratings are the twelfth and fifteenth highest of the nineteen Standard & Poor's ratings. Moody's states that insurance companies rated "Aa" offer excellent financial security. Together with the Aaa rated companies, Aa rated companies constitute what are generally known as high grade companies, with Aa rated companies generally having somewhat larger long-term risks. Moody's rating gradations are shown through the use of nine distinct symbols, each symbol representing a group of ratings in which the financial security is broadly the same. The "Aa3" (Excellent) rating is the fourth highest of ratings assigned by Moody's, which range from "Aaa" (Exceptional) to "C" (Lowest). Moody's further distinguishes the ranking of an insurer within its generic rating classification from Aa to B with 1, 2 and 3 ("1" being the highest).

The following table shows the investment grade ratings of the Holdings' senior notes due March 15, 2005 and March 15, 2010 by A.M. Best, Standard & Poor's and Moody's. Debt ratings are a current assessment of the credit-worthiness of an obligor with respect to a specific obligation.

                         A.M. Best        Standard & Poor's      Moody's
--------------------------------------------------------------------------------
Senior Notes             a                A-                     A3

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

COMPETITION
The worldwide reinsurance and insurance businesses are highly competitive. The September 11 terrorist attacks resulted in losses which reduced industry capacity and were of sufficient magnitude to cause most individual companies to reassess their capital position, tolerance for risk, exposure control mechanisms and the pricing terms and conditions at which they are willing to take on risk. The gradual and variable improving trend, which has been apparent through 2000 and earlier in 2001 firmed significantly. This firming generally took the form of immediate and significant upward pressure on prices, including more restrictive terms and conditions and a reduction of coverage limits and capacity availability. Such pressures were widespread with some variability depending on the product and markets involved, but mainly depending on the characteristics of the underlying risk exposures. The magnitude of the changes was sufficient to create temporary disequilibrium in some markets as individual buyers and sellers adapted to changes in both their internal and market dynamics.

These changes reflect a reversal of the general trend from 1987 through 1999 toward increasingly competitive global market conditions across most lines of business as reflected by decreasing prices and broadening contract terms. The earlier trend resulted from a number of factors including the emergence of significant reinsurance capacity in Bermuda, changes in the Lloyds market, consolidation and increased capital levels in the insurance and reinsurance industries, as well as the emergence of new reinsurance and financial products addressing traditional exposures in alternative fashions. Many of these factors continue to exist. As a result, although the Company is encouraged by the recent improvements, and more generally, current market conditions, the Company cannot predict with any reasonable certainty whether and to what extent these improvements will persist.

Competition with respect to the types of reinsurance and insurance business in which the Company is engaged is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, the A.M. Best and/or Standard & Poor's rating of the reinsurer or insurer, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. The Company competes in the United States and international reinsurance and insurance markets with numerous international and domestic reinsurance and insurance companies. The Company's competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd's. Some of these competitors have greater financial resources than the Company and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the potential for securitization of reinsurance and insurance risks through capital markets provides an additional source of potential reinsurance and insurance capacity and competition.

EMPLOYEES
As of March 1, 2002, the Company employed 345 persons. Management believes that its employee relations are good. None of the Company's employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

ITEM 2.  PROPERTIES
Everest Re's corporate offices are located in approximately 112,000 square feet of leased office space in Liberty Corner, New Jersey. The Company's other thirteen locations occupy a total of approximately 67,000 square feet, all of which are leased. Management believes that the above-described office space is adequate for its current and anticipated needs.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION AND HOLDER OF COMMON STOCK
As of December 31, 2001, all of the Company's common stock was owned by Group and was not publicly traded.

During 2000 and 1999, the Company declared dividends on its common stock totaling $495.0 million and $11.6 million, respectively. The Company did not pay any dividends during 2001.

The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, financial condition, business needs and growth objectives, capital and surplus requirements of operating subsidiaries, regulatory restrictions, rating agency considerations and other factors. As an insurance holding company, the Company is dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its stockholders. The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law. Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $915.2 million at December 31, 2001, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner. During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. Further the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of an insurer's statutory surplus as of the end of the prior calendar year or (2) the insurer's statutory net income, not including realized capital gains, for the prior calendar year. Under this definition, the maximum amount that will be available for the payment of dividends by Everest Re in 2002 without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $129.4 million. See Note 11A of Notes to Consolidated Financial Statements.

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

ACQUISITIONS
On September 19, 2000, the Company completed the acquisition of all of the issued and outstanding capital stock of Gibraltar Casualty Company ("Gibraltar") from The Prudential Insurance Company of America ("The Prudential") for $51.8 million, which approximated book value. As a result of the acquisition, Gibraltar became a wholly owned subsidiary of the Company and, immediately following the acquisition, its name was changed to Mt. McKinley Insurance Company ("Mt. McKinley"). In connection with the acquisition of Mt. McKinley, which has significant exposure to asbestos and environmental claims, Prudential Property and Casualty Insurance Company ("Prupac"), a subsidiary of The Prudential, provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley's reserves as of September 19, 2000 and The Prudential guaranteed Prupac's obligation to Mt. McKinley. There were $22.2 million of cessions under this reinsurance at December 31, 2001, reducing the limit available under this contract to $137.8 million.

In connection with the Mt. McKinley acquisition, Prupac also provided excess of loss reinsurance for 100% of the first $8.5 million of loss with respect to certain of Mt. McKinley's retrocessions and potentially uncollectible reinsurance coverage. There were $2.5 million and $3.6 million of cessions under this reinsurance during the periods ending December 31, 2000 and 2001, respectively, reducing the limit available under the contract to $2.4 million.

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

During 2000, the Company completed an additional acquisition, Everest Security Insurance Company ("Everest Security"), formerly known as Southeastern Security Insurance Company, a United States property and casualty company whose primary business is non-standard automobile insurance.

RESULTS OF OPERATIONS
Unusual Loss Events. As a result of the terrorist attacks at the World Trade Center, the Pentagon and on various airlines on September 11, 2001 (collectively the "September 11 attacks"), the Company incurred pre-tax losses, based on an estimate of ultimate exposure developed through a review of its coverages, which totaled $213.2 million gross of reinsurance and $55.0 million net of reinsurance. Associated with this reinsurance were $60.0 million of pre-tax charges, predominantly from adjustment premiums, resulting in a total pre-tax loss from the September 11 attacks of $115.0 million. After tax recoveries relating specifically to this unusual loss event, the net loss from the September 11 attacks totaled $75.0 million. Over 90% of the losses ceded were to treaties where the reinsurers' obligations are secured, which in the Company's opinion eliminates material reinsurance collection risk.

As a result of the Enron bankruptcy, the Company has incurred losses, after-tax and reinsurance, amounting to $18.6 million. This unusual loss reflects all of the Company's exposures, including underwriting, credit and investment.

INDUSTRY CONDITIONS. The worldwide reinsurance and insurance businesses are highly competitive. The September 11 attacks resulted in losses which reduced industry capacity and were of sufficient magnitude to cause most individual companies to reassess their capital position, tolerance for risk, exposure control mechanisms and the pricing terms and conditions at which they are willing to take on risk. The gradual and variable improving trend, which has been apparent through 2000 and earlier in 2001 firmed significantly. This firming generally took the form of immediate and significant upward pressure on prices, including more restrictive terms and conditions and a reduction of coverage limits and capacity availability. Such pressures were widespread with variability depending on the product and markets involved, but mainly depending on the characteristics of the underlying risk exposures. The magnitude of the changes was sufficient to create temporary disequilibrium in some markets as individual buyers and sellers adapted to changes in both their internal and market dynamics.

These changes reflect a reversal of the general trend from 1987 through 1999 toward increasingly competitive global market conditions across most lines of business as reflected by decreasing prices and broadening contract terms. The earlier trend resulted from a number of factors including the emergence of significant reinsurance capacity in Bermuda, changes in the Lloyds market, consolidation and increased capital levels in the insurance and reinsurance industries, as well as the emergence of new reinsurance and financial products addressing traditional exposures in alternative fashions. Many of these factors continue to exist. As a result, although the Company is encouraged by the recent improvements, and more generally, current market conditions, the Company cannot predict with any reasonable certainty whether and to what extent these improvements will persist.

SEGMENT INFORMATION
The Company, through its subsidiaries, operates in four segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, and International. The U.S. Reinsurance operation writes property and casualty reinsurance on both a treaty and facultative basis through reinsurance brokers as well as directly with ceding companies within the United States. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the United States. The Specialty Underwriting operation writes accident and health ("A&H"), marine, aviation and surety business within the United States and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through the Company's branches in Belgium, London, Canada, and Singapore, in addition to foreign "home-office" business.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments principally based upon their underwriting results.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000
PREMIUMS. Gross premiums written increased 34.6% to $1,849.8 million in 2001 from $1,374.0 million in 2000, as the Company took advantage of selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 100.6% ($251.9 million) increase in the U.S. Insurance operation, principally attributable to growth in worker's compensation insurance, a 30.1% ($95.7 million) increase in the Specialty Underwriting operation, mainly attributable to growth in A&H medical stop loss writings and a 26.7% ($128.8 million) increase in the U.S. Reinsurance operation, primarily reflecting improved market conditions. These increases were partially offset by a 0.2% ($0.8 million) decrease in the International operation. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $432.9 million in 2001 from $166.7 million in 2000. This increase was principally attributable to $123.2 million of ceded premiums in 2001 relating to an arm's-length loss portfolio reinsurance transaction, whereby the Company transferred the net exposures and reserves of its Belgium branch to Bermuda Re. In addition, ceded premiums in 2001 also reflect $81.3 million of adjustment premiums incurred under the 2001 accident year aggregate excess of loss element of the Company's corporate retrocessional program relating to losses incurred as a result of the September 11 attacks and the Enron bankruptcy. In addition, ceded premiums for 2001 and 2000 also include adjustment premiums of $58.1 million and $35.2 million, respectively, relating to claims made under the 1999 accident year aggregate excess of loss element of the Company's corporate retrocessional program. The increase in ceded premiums in 2001 also reflects the impact on the U.S. Insurance operation's specific reinsurance protections resulting from this unit's volume increase.

Net premiums written increased by 17.4% to $1,416.9 million in 2001 from $1,207.3 million in 2000. This increase was consistent with the increase in gross premiums written and the increase in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 14.7% to $1,333.5 million in 2001 from $1,162.6 million in 2000. Contributing to this increase were a 189.7% ($192.6 million) increase in the U.S. Insurance operation, a 22.9% ($69.2 million) increase in the Specialty Underwriting operation and a 5.5% ($26.0 million) increase in the U.S. Reinsurance operation. These increases were partially offset by a 40.8% ($116.9 million) decrease in the International operation principally attributable to $122.3 million relating to the reinsurance transaction between the Company and Bermuda Re noted earlier. All of these changes reflect period to period variability in gross written and ceded premiums, and business mix, together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting and earnings and loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

EXPENSES. Incurred loss and loss adjustment expenses ("LAE") increased by 22.9% to $1,079.2 million in 2001 from $878.2 million in 2000. The increase in incurred losses and LAE was principally attributable to an increase in business volume as reflected by the increase in net premiums earned, the impact of incurred losses relating to the September 11 attacks and the Enron bankruptcy and modest reserve strengthening in select areas, together with the impact of changes in the Company's mix of business. The Enron bankruptcy contributed $34.0 million of unusual losses in 2001, before cessions under the corporate retrocessional program. Incurred losses and LAE include catastrophe losses, which reflect the impact of both current period events and favorable and unfavorable development on prior period events and are net of reinsurance. A catastrophe is an event that causes a pre-tax loss on property exposures of at least $5.0 million and has an event date of January 1, 1988 or later. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program in 2001, were $222.6 million, relating principally to the September 11 attacks, tropical storm Alison, the Petrobras Oil Rig loss and the El Salvador earthquake loss, compared to $13.9 million in 2000. Incurred losses and LAE in 2001 reflected ceded losses and LAE of $619.4 million compared to ceded losses and LAE in 2000 of $176.4 million, with the increase principally attributable to cessions relating to the September 11 attack losses and the Enron bankruptcy, together with increased cessions under specific reinsurance arrangements in the U.S. Insurance operation. The ceded losses and LAE for 2001 reflect $164.0 million of losses ceded under the 2001 accident year aggregate excess of loss component of the Company's corporate retrocessional program. The ceded losses and LAE for 2001 and 2000 reflect $105.0 million and $70.0 million, respectively, of losses ceded under the 1999 accident year aggregate excess of loss component of the Company's corporate retrocessional program, with the amounts in both periods reflecting reserve strengthening in select lines. In addition, ceded losses and LAE in 2001 also reflects $119.4 million relating to the reinsurance transaction between the Company and Bermuda Re noted earlier.

Contributing to the increase in incurred losses and LAE in 2001 from 2000 were a 200.7% ($141.0 million) increase in the U.S. Insurance operation principally reflecting increased premium volume, a 41.5% ($131.9 million) increase in the U.S. Reinsurance operation, principally reflecting losses in connection with the September 11 attacks and tropical storm Alison and a 30.1% ($76.5 million) increase in the Specialty Underwriting operation principally attributable to increased premium volume in A&H medical stop loss business together with marine, aviation and surety losses relating to the September 11 attacks, the Enron bankruptcy and the Petrobras Oil Rig loss event. These increases were partially offset by a 62.9% ($148.5 million) decrease in the International operation principally attributable to $119.4 million relating to the reinsurance transaction between the Company and Bermuda Re noted earlier, and to more favorable loss experience. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss and LAE ratio ("loss ratio"), which is calculated by dividing incurred losses and LAE by premiums earned, increased by 5.4 percentage points to 80.9% in 2001 from 75.5% in 2000 reflecting the incurred losses and LAE discussed above. The following table shows the loss ratios for each of the Company's operating segments for 2001 and 2000. The loss ratios for all operations were impacted by the expense factors noted above, the impact on ceded premiums of adjustment premiums under the Company's corporate retrocessional program.

                          OPERATING SEGMENT LOSS RATIOS
--------------------------------------------------------------------------------
      Segment                                  2001                         2000
--------------------------------------------------------------------------------
U.S. Reinsurance                               90.4%                        67.4%
U.S. Insurance                                 71.8%                        69.2%
Specialty Underwriting                         89.0%                        84.0%
International                                  51.5%                        82.3%

Underwriting expenses increased by 41.3% to $448.9 million in 2001 from $317.7 million in 2000. Commission, brokerage, taxes and fees increased by $126.2 million, principally reflecting increases in premium volume and changes in the mix of business. In addition, in 2000, the Company's reassessment of the expected losses on a multi-year reinsurance treaty led to a $33.8 million decrease in contingent commissions with a corresponding increase to losses. Other underwriting expenses increased by $5.0 million as the Company has expanded its business volume and operations. Contributing to the underwriting expense increase were a 122.7% ($45.6 million) increase in the U.S. Insurance operation, mainly relating to the increased premium volume, a 70.8% ($68.0 million) increase in the U.S. Reinsurance operation, which included the impact of the contingent commission adjustment noted above and a 22.5% ($19.8 million) increase in the Specialty operation. These increases were partially offset by a 0.2% ($1.9 million) decrease in the International operation. Except as noted, the changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, the underwriting performance of the underlying business. The Company's expense ratio, which is calculated by dividing underwriting expenses by premiums earned, increased by 6.4 percentage points to 33.7% in 2001 compared to 27.3% in 2000.

The Company's combined ratio, which is the sum of the loss and expense ratios, increased by 11.8 percentage points to 114.6% in 2001 compared to 102.8% in 2000. The following table shows the combined ratios for each of the Company's operating segments for 2001 and 2000. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above as well as by the impact on ceded premiums of adjustment premiums under the Company's corporate retrocessional program and, for the International operation, the effect on the expense ratio related to the ceded premium associated with the reinsurance transaction between the Company and Bermuda Re noted earlier.

                        OPERATING SEGMENT COMBINED RATIOS
--------------------------------------------------------------------------------
      Segment                                  2001                         2000
--------------------------------------------------------------------------------
U.S. Reinsurance                              123.3%                        88.0%
U.S. Insurance                                 99.9%                       105.8%
Specialty Underwriting                        118.0%                       113.1%
International                                 106.2%                       115.4%

INVESTMENTS. Net investment income decreased by 0.2% to $265.9 million in 2001 from $271.4 million in 2000, principally reflecting the effect of investing the $303.8 million of cash flow from operations in 2001, offset by the lower interest rate environment and increased interest expense on funds held relating to the utilization of the 1999 and 2001 accident year aggregate excess of loss elements of the corporate retrocessional program. The following table shows a comparison of various investment yields as of December 31, 2001 and 2000, respectively, and for the periods then ended.

                                                       2001                 2000
                                                       -------------------------
Imbedded pre-tax yield of cash and
 invested assets at end of period                       6.0%                 6.7%
Imbedded after-tax yield of cash and
 invested assets at end of period                       4.6%                 5.0%
Annualized pre-tax yield on average
 cash and invested assets                               6.2%                 6.5%
Annualized after-tax yield on average
 cash and invested assets                               4.7%                 5.0%

Net realized capital losses were $15.7 million in 2001, reflecting realized capital losses on the Company's investments of $45.5 million, which includes $3.1 million relating to write-downs in the value of securities deemed to be other than temporary, partially offset by $29.8 million of realized capital gains, compared to realized capital gains of $0.3 million in 2000. The net realized capital gains in 2000 reflected realized capital gains of $30.3 million, which were partially offset by $30.0 million of realized capital losses. The net realized capital losses for 2001 allowed the Company to recapture taxes paid on net realized capital gains in prior periods. The realized capital gains in 2001 and 2000 arose mainly from activity in the Company's equity portfolio. The realized capital losses in 2001 and 2000 arose mainly from activity in the Company's fixed maturity portfolios.

Interest expense was $46.0 million for 2001 compared to $39.4 million in 2000. Interest expense for 2001 reflects $38.9 million relating to the Company's senior notes issued on March 14, 2000 and $7.1 million relating to the company's borrowing under its revolving credit facility. Interest expense for 2000 reflects $30.9 million relating to the Company's issuance of senior notes and $8.5 million relating to the Company's borrowing under its revolving credit facility.

Other income was $26.6 million in 2001 compared to $3.3 million in 2000. Other income for 2001 includes $25.9 million arising from a non-recurring receipt of shares in connection with the demutualization of a former insurance company client, which issued annuities, owned by the Company, in connection with certain claim settlement transactions. In addition, other income for 2001 includes foreign exchange gains as well as financing fees from Everest Security, offset by the amortization of deferred expenses relating to the Company's issuance of senior notes. Significant contributors to other income for 2000 were foreign exchange gains as well as financing fees from Everest Security, partially offset by net derivative expense and the amortization of deferred expenses relating to Holdings' issuance of senior notes. The foreign exchange gains and losses are attributable to fluctuations in foreign currency exchange rates.

During 2000, the Company added to its product portfolio a credit default swap, which it no longer offers, that has characteristics which allow this transaction to be analyzed using approaches consistent with those used in the Company's other operations. This product meets the definition of a derivative under Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). Net derivative expense from this transaction in 2001 was $7.0 million, principally attributable to credit default losses relating to the Enron bankruptcy.

INCOME TAXES. The Company generated income tax benefits of $9.2 million in 2001 compared to income tax expense of $43.8 million in 2000. This tax benefit primarily resulted from the impact of losses relating to the September 11 attacks, the Enron bankruptcy and realized capital losses recognized in 2001, which reduced taxable income, partially offset by the impact of income tax expense relating to the non-recurring receipt of shares in connection with a former client's demutualization.

NET INCOME. Net income was $38.3 million in 2001 compared to $158.5 million in 2000. This decrease generally reflects the losses attributable to the September 11 attacks and the Enron bankruptcy, partially offset by improved investment results and the non-recurring receipt of shares in connection with a former client's demutualization.

SAFE HARBOR DISCLOSURE
This report contains forward-looking statements within the meaning of the U.S. federal securities laws. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as "may", "will", "should", "could", "anticipate", "estimate", "expect", "plan", "believe", "predict", "potential" and "intend". Forward-looking statements contained in this report include information regarding the Company's reserves for losses and LAE and estimates of the Company's catastrophe exposure. Forward-looking statements only reflect the Company's expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from the Company's expectations. Important factors that could cause actual events or results to be materially different from the Company's expectations include those discussed below under the caption "Risk Factors". The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

RISK FACTORS
The following risk factors, in addition to the other information provided in this report, should be considered when evaluating the Company. The risks and uncertainties described below are not the only ones the Company faces. There may be additional risks and uncertainties. If any of the following risks actually occur, the Company's business, financial condition or results of operations could be materially and adversely affected and the trading price of the Company's common shares could decline significantly.

THE COMPANY'S RESULTS MAY FLUCTUATE AS A RESULT OF FACTORS GENERALLY AFFECTING THE INSURANCE AND REINSURANCE INDUSTRY.

The results of companies in the insurance and reinsurance industry historically have been subject to significant fluctuations and uncertainties. Factors that affect the industry in general could also cause the Company's results to fluctuate. The industry's profitability can be affected significantly by:

     o fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested capital and may impact the ultimate payout of loss amounts;

     o rising levels of actual costs that are not known by companies at the time they price their products;

     o volatile and unpredictable developments, including weather-related and other natural catastrophes;

     o events like the September 11, 2001 attacks, which affect the insurance and reinsurance markets generally;

     o changes in reserves resulting from different types of claims that may arise and the development of judicial interpretations relating to the scope of insurers' liability; and

     o the overall level of economic activity and the competitive environment in the industry.

IF THE COMPANY'S LOSS RESERVES ARE INADEQUATE TO MEET ITS ACTUAL LOSSES, THE COMPANY'S NET INCOME WOULD BE REDUCED OR IT COULD INCUR A LOSS.

The Company is required to maintain reserves to cover its estimated ultimate liability of losses and loss adjustment expenses for both reported and unreported claims incurred. These reserves are only estimates of what the Company thinks the settlement and administration of claims will cost based on facts and circumstances known to the Company. Because of the uncertainties that surround estimating loss reserves and loss adjustment expenses, the Company cannot be certain that ultimate losses will not exceed these estimates of losses and loss adjustment reserves. If the Company's reserves are insufficient to cover its actual losses and loss adjustment expenses, the Company would have to augment its reserves and incur a charge to its earnings. These charges could be material. The difficulty in estimating the Company's reserves is increased because the Company's loss reserves include reserves for potential asbestos and environmental liabilities. Asbestos and environmental liabilities are especially hard to estimate for many reasons, including the long waiting periods between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage.

THE COMPANY'S INABILITY TO ASSESS UNDERWRITING RISK ACCURATELY COULD REDUCE ITS NET INCOME.

The Company's success is dependent on its ability to assess accurately the risks associated with the businesses on which the risk is retained. If the Company fails to assess accurately the risks it retains, the Company may fail to establish appropriate premium rates and the Company's reserves may be inadequate to cover its losses, requiring augmentation of the Company's reserves, which in turn, could reduce the Company's net income.

DECREASES IN RATES FOR PROPERTY AND CASUALTY REINSURANCE AND INSURANCE COULD REDUCE THE COMPANY'S NET INCOME.

The Company primarily writes property and casualty reinsurance and insurance. The property and casualty industry historically has been highly cyclical. Rates for property and casualty reinsurance and insurance are influenced primarily by factors that are outside of the Company's control. Any significant decrease in the rates for property and casualty insurance or reinsurance could reduce the Company's net income.

IF RATING AGENCIES DOWNGRADE THEIR RATINGS OF THE COMPANY'S INSURANCE COMPANY SUBSIDIARIES, THE COMPANY'S FUTURE PROSPECTS FOR GROWTH AND PROFITABILITY COULD BE SIGNIFICANTLY AND ADVERSELY AFFECTED.

The Company's insurance company subsidiaries, other than Mt. McKinley, currently hold an A+ ("Superior") financial strength rating from A.M. Best Company, an AA- ("Very Strong") financial strength rating from Standard & Poor's Ratings Services and an Aa3 ("Excellent") financial strength rating from Moody's Investors Service, Inc. Financial strength ratings are used by insurers and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, the rating of a company purchasing reinsurance may be adversely affected by an unfavorable rating or the lack of a rating of its reinsurer. A downgrade or withdrawal of any of these ratings might adversely affect the Company's ability to market its insurance products and would have a significant and adverse effect on its future prospects for growth and profitability.

THE COMPANY'S REINSURERS MAY NOT SATISFY THEIR OBLIGATIONS.

The Company is subject to credit risk with respect to its reinsurers because the transfer of risk to a reinsurer does not relieve the Company of its liability to the insured. In addition, reinsurers may be unwilling to pay the Company even though they are able to do so. The failure of one or more of the Company's reinsurers to honor their obligations in a timely fashion would impact the Company's cash flow and reduce its net income and could cause the Company to incur a significant loss.

IF THE COMPANY IS UNABLE TO PURCHASE REINSURANCE AND TRANSFER RISK TO REINSURERS, ITS NET INCOME COULD BE REDUCED OR THE COMPANY COULD INCUR A LOSS.

The Company attempts to limit its risk of loss by purchasing reinsurance to transfer a portion of the risks it assumes. The availability and cost of reinsurance is subject to market conditions, which are outside of the Company's control. As a result, the Company may not be able to successfully purchase reinsurance and transfer risk through reinsurance arrangements. A lack of available reinsurance might adversely affect the marketing of the Company's programs and/or force the Company to retain all or a part of the risk that cannot be reinsured. If the Company were required to retain these risks and ultimately pay claims with respect to these risks, the Company's net income could be reduced or the Company could incur a loss.

THE COMPANY'S INDUSTRY IS HIGHLY COMPETITIVE AND THE COMPANY MAY NOT BE ABLE TO COMPETE SUCCESSFULLY IN THE FUTURE.

The Company's industry is highly competitive and has experienced severe price competition over the last several years. The Company competes in the United States and international markets with domestic and international insurance companies. Some of these competitors have greater financial resources than the Company, have been operating for longer than the Company and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the Company expects to face further competition in the future. The Company may not be able to compete successfully in the future.

THE COMPANY IS DEPENDENT ON ITS KEY PERSONNEL.

The Company's success has been, and will continue to be, dependent on its ability to retain the services of its existing key executive officers and to attract and retain additional qualified personnel in the future. The loss of the services of any of its key executive officers or the inability to hire and retain other highly qualified personnel in the future could adversely affect the Company's ability to conduct its business.

THE VALUE OF THE COMPANY'S INVESTMENT PORTFOLIO AND THE INVESTMENT INCOME IT RECEIVES FROM THAT PORTFOLIO COULD DECLINE AS A RESULT OF MARKET FLUCTUATIONS AND ECONOMIC CONDITIONS.

A significant portion of the Company's investment portfolio consists of fixed income securities and a smaller portion consists of equity securities. Both the fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. For example, the fair market value of the Company's fixed income securities generally increases or decreases in an inverse relationship with fluctuations in interest rates. The fair market value of the Company's fixed income securities can also decrease as a result of any downturn in the business cycle that causes the credit quality of those securities to deteriorate. The net investment income that the Company realizes from future investments in fixed income securities will generally increase or decrease with interest rates. Interest rate fluctuations can also cause net investment income from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, to differ from the income anticipated from those securities at the time the Company bought them. Because all of the Company's securities are classified as available for sale, changes in the market value of the Company's securities are reflected in its financial statements. Similar treatment is not available for liabilities. As a result, a decline in the value of the securities in the Company's portfolio could reduce its net income or cause the Company to incur a loss.

INSURANCE LAWS AND REGULATIONS RESTRICT THE COMPANY'S ABILITY TO OPERATE.

The Company is subject to extensive regulation under U.S., state and foreign insurance laws. These laws limit the amount of dividends that can be paid to the Company by its operating subsidiaries, impose restrictions on the amount and type of investments that they can hold, prescribe solvency standards that must be met and maintained by them and require them to maintain reserves. These laws also require disclosure of material intercompany transactions and require prior approval of certain "extraordinary" transactions. These "extraordinary" transactions include declaring dividends from operating subsidiaries that exceed statutory thresholds. These laws also generally require approval of changes of control. The Company's failure to comply with these laws could subject it to fines and penalties and restrict it from conducting business. The application of these laws could affect the Company's liquidity and ability to pay dividends on its common shares and could restrict the Company's ability to expand its business operations through acquisitions involving the Company's insurance subsidiaries.

FAILURE TO COMPLY WITH INSURANCE LAWS AND REGULATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

The Company cannot assure that it has or can maintain all required licenses and approvals or that its business fully complies with the wide variety of applicable laws and regulations or the relevant authority's interpretation of the laws and regulations. In addition, some regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If the Company does not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend the Company from carrying on some or all of its activities or monetarily penalize the Company. These types of actions could have a material adverse effect on the Company's business.

THE COMPANY MAY EXPERIENCE EXCHANGE LOSSES IF IT DOES NOT MANAGE ITS FOREIGN CURRENCY EXPOSURE PROPERLY.

The Company's functional currency is the United States dollar. However, the Company writes a portion of its business and receives a portion of its premiums in currencies other than United States dollars. The Company also maintains a portion of its investment portfolio in investments denominated in currencies other than United States dollars. Consequently, the Company may experience exchange losses if its foreign currency exposure is not properly managed or otherwise hedged. If the Company seeks to hedge its foreign currency exposure by using forward foreign currency exchange contracts or currency swaps, the Company will be subject to the risk that the counter parties to those arrangements will fail to perform, or that those arrangements will not precisely offset the Company's exposure.


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

The Company's current investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company's mix of taxable and tax-preferenced investments is adjusted continuously, consistent with its current and projected operating results, market conditions, and tax position. The fixed maturities in the investment portfolio are comprised of non-trading available for sale securities. Additionally, the Company invests in equity securities, which it believes will enhance the risk-adjusted total return of the investment portfolio. The Company has also engaged in a credit default swap, the market sensitivity of which is believed to be immaterial.

The overall investment strategy considers the scope of present and anticipated Company operations. In particular, estimates of the financial impact resulting from non-investment asset and liability transactions, together with the Company's capital structure and other factors, are used to develop a net liability analysis. This analysis includes estimated payout characteristics for which the investments of the Company provide liquidity. This analysis is considered in the development of specific investment strategies for asset allocation, duration, and credit quality. The change in overall market sensitive risk exposure principally reflects the asset changes that took place during the year together with minor changes in the underlying risk characteristics.

The $4.5 billion investment portfolio is comprised of fixed maturity securities that are subject to interest rate risk and foreign currency rate risk, and equity securities that are subject to equity price risk. The impact of these risks in the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest  rate  risk is the  potential  change  in value of the  fixed  maturity portfolio due to change in market interest rates. Further, it includes prepayment risk in a declining interest rate environment on the $450.8 million of the $4.3 billion fixed maturity portfolio, which consists of mortgage-backed securities. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus, the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on the fixed maturity portfolio as of December 31, 2001 and 2000 based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments are taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

                                      2001
                       INTEREST RATE SHIFT IN BASIS POINTS
------------------------------------------------------------------------------------------
                               -200         -100           0           100          200
------------------------------------------------------------------------------------------
Total Market Value           $ 4,875.7    $ 4,578.3    $ 4,302.8    $ 4,043.8    $ 3,807.1

Market Value Change
 from Base (%)                    13.3%         6.4%         0.0%        (6.0%)      (11.5%)

Change in Unrealized
 Appreciation After-tax
 from Base ($)               $   372.4    $   179.1    $       -    $  (168.3)   $  (322.2)

                                      2000
                       INTEREST RATE SHIFT IN BASIS POINTS
------------------------------------------------------------------------------------------
                               -200         -100           0           100          200
------------------------------------------------------------------------------------------
Total Market Value           $ 4,637.3    $ 4,384.1    $ 4,150.6    $ 3,923.7    $ 3,710.2

Market Value Change
 from Base (%)                    11.8%         5.6%         0.0%        (5.5%)      (10.6%)

Change in Unrealized
 Appreciation After-tax
 from Base ($)               $   316.4    $   151.8    $       -    $  (147.5)   $  (286.3)

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

The tables below display the potential impact of a parallel 20% increase and decrease in foreign exchange rates on the valuation of invested assets subject to foreign currency exposure in 10% increments as of December 31, 2001 and 2000. This analysis includes the after-tax impact of translation from transactional currency to functional currency as well as the after-tax impact of translation from functional currency to the U.S. dollar reporting currency. All amounts are in U.S. dollars and are presented in millions.

                                      2001
                   CHANGE IN FOREIGN EXCHANGE RATES IN PERCENT
---------------------------------------------------------------------------------
                                 -20%        -10%       0%        10%        20%
---------------------------------------------------------------------------------
Total After-tax Foreign
 Exchange Exposure            ($  40.7)   ($  21.6)   $   -    $  23.3    $  47.9

                                      2000
                   CHANGE IN FOREIGN EXCHANGE RATES IN PERCENT
---------------------------------------------------------------------------------
                                 -20%        -10%       0%        10%        20%
---------------------------------------------------------------------------------
Total After-tax Foreign
 Exchange Exposure            ($  42.9)   ($  22.5)   $   -    $  24.2    $  49.5

Equity risk is the potential change in market value of the common stock and preferred stock portfolios arising from changing equity prices. The Company invests in index mutual funds and high quality common and preferred stocks that are traded on the major exchanges in the United States. The primary objective in managing the $67.5 million equity portfolio is to provide long-term capital growth through market appreciation and income.

The tables below display the impact on market value and after-tax unrealized appreciation of a 20% change in equity prices up and down in 10% increments as of December 31, 2001 and 2000. All amounts are in U.S. dollars and are presented in millions.

                                      2001
                       CHANGE IN EQUITY VALUES IN PERCENT
----------------------------------------------------------------------------------
                                 -20%        -10%        0%         10%        20%
----------------------------------------------------------------------------------
Market Value of the
 Equity Portfolio              $  54.0     $  60.7    $  67.5    $  74.2    $  80.9

After-tax Change in
 Unrealized Appreciation          (8.8)       (4.4)         -        4.4        8.8

                                      2000
                       CHANGE IN EQUITY VALUES IN PERCENT
----------------------------------------------------------------------------------
                                 -20%        -10%        0%         10%        20%
----------------------------------------------------------------------------------
Market Value of the
 Equity Portfolio              $  29.3     $  33.0    $  36.6    $  40.3    $  44.0

After-tax Change in
 Unrealized Appreciation          (4.8)       (2.4)         -        2.4        4.8

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

REPORTS ON FORM 8-K
No reports on Form 8-K were filed during the last quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2002.


                                EVEREST REINSURANCE HOLDINGS, INC.


                                By:  /s/ JOSEPH V. TARANTO
                                     -----------------------------------------
                                     Joseph V. Taranto
                                     (Chairman and Chief Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  JOSEPH V. TARANTO        Chairman and Chief                  March 28, 2002
------------------------      Executive Officer and
     Joseph V. Taranto        Director (Principal
                              Executive Officer)

/s/  STEPHEN L. LIMAURO       Executive Vice President,           March 28, 2002
------------------------      Chief Financial Officer and
     Stephen L. Limauro       Director (Principal Financial
                              and Accounting Officer)

/s/  THOMAS J. GALLAGHER      Director                            March 28, 2002
------------------------
     Thomas J. Gallagher

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                           Pages
                                                                           -----

Everest Reinsurance Holdings, Inc.

Report of Independent Accountants on Financial
 Statements and Schedules                                                    F-2
                                                                             ---

Consolidated Balance Sheets at December 31, 2001 and 2000                    F-3
                                                                             ---

Consolidated Statements of Operations and Comprehensive Income
 for the years ended December 31, 2001, 2000 and 1999                        F-4
                                                                             ---

Consolidated Statements of Changes in Stockholder's Equity
 for the years ended December 31, 2001, 2000 and 1999                        F-5
                                                                             ---

Consolidated Statements of Cash Flows for the years ended
 December 31, 2001, 2000 and 1999                                            F-6
                                                                             ---

Notes to Consolidated Financial Statements                                   F-7
                                                                             ---

Schedules

I     Summary of Investments Other Than Investments in Related
       Parties at December 31, 2001                                          S-1
                                                                             ---

II    Condensed Financial Information of Registrant:
       Balance Sheets as of December 31, 2001 and 2000                       S-2
                                                                             ---
       Statements of Operations for the Years Ended
        December 31, 2001, 2000 and 1999                                     S-3
                                                                             ---
       Statements of Cash Flows for the Years Ended
        December 31, 2001, 2000 and 1999                                     S-4
                                                                             ---

III   Supplementary Insurance Information as of
       December 31, 2001 and 2000 and for the years
       ended December 31, 2001, 2000 and 1999                                S-5
                                                                             ---

IV    Reinsurance for the years ended December 31, 2001,
       2000 and 1999                                                         S-6
                                                                             ---


Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder of Everest Reinsurance Holdings, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Everest Reinsurance Holdings, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
New York, New York
February 14, 2002

Part I - Item 1


                       EVEREST REINSURANCE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except par value per share)

                                                   December 31,     December 31,
                                                   ------------     ------------
                                                       2001             2000
                                                   ------------     ------------
ASSETS:
Fixed maturities - available for sale,
 at market value (amortized cost:
 2001, $4,051,833; 2000, $3,793,279)               $  4,186,923     $  3,879,335
Equity securities, at market value
 (cost: 2001, $66,412; 2000, $22,395)                    67,453           36,634
Short-term investments                                  115,850          271,216
Other invested assets                                    32,039           29,211
Cash                                                     67,509           68,397
                                                   ------------     ------------
   Total investments and cash                         4,469,774        4,284,793

Accrued investment income                                64,972           64,508
Premiums receivable                                     454,548          393,229
Reinsurance receivables                               1,471,357          996,689
Funds held by reinsureds                                149,710          161,350
Deferred acquisition costs                              114,948           92,478
Prepaid reinsurance premiums                             48,100           58,196
Deferred tax asset                                      178,476          174,451
Other assets                                             60,496           37,622
                                                   ------------     ------------
TOTAL ASSETS                                       $  7,012,381     $  6,263,316
                                                   ============     ============

LIABILITIES:
Reserve for losses and loss
 adjustment expenses                               $  4,274,335     $  3,785,747
Unearned premium reserve                                473,308          401,148
Funds held under reinsurance
 treaties                                               308,811          110,464
Losses in the course of payment                          83,360          101,995
Contingent commissions                                    3,345            9,380
Other net payable to reinsurers                         132,252           60,332
Current federal income taxes                            (30,365)          (8,210)
8.5% Senior notes due 3/15/2005                         249,694          249,615
8.75% Senior notes due 3/15/2010                        199,077          199,004
Revolving credit agreement
 borrowings                                             105,000          235,000
Accrued interest on debt and
 borrowings                                              11,944           12,212
Other liabilities                                        90,211           56,142
                                                   ------------     ------------
   Total liabilities                                  5,900,972        5,212,829
                                                   ------------     ------------

Commitments and contingencies (Note 12)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 200
 million shares authorized; 1,000
 shares issued in 2001 and 2000                              -                -
Additional paid-in capital                              258,775          255,359
Accumulated other comprehensive
 income, net of deferred income
 taxes of $40.8 million in 2001
 and deferred income taxes of
 $30.4 million in 2000                                   76,003           56,747
Retained earnings                                       776,631          738,381
                                                   ------------     ------------
   Total stockholder's equity                         1,111,409        1,050,487
                                                   ------------     ------------
TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY                              $  7,012,381     $  6,263,316
                                                   ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                (Dollars in thousands, except per share amounts)

                                              Years Ended December 31,
                                     -------------------------------------------
                                        2001            2000            1999
                                     -----------     -----------     -----------
REVENUES:
Premiums earned                      $ 1,333,501     $ 1,162,597     $ 1,071,451
Net investment income                    265,924         271,389         252,999
Net realized capital
 (loss) gain                             (15,745)            291         (16,760)
Net derivative (expense)                  (7,020)             -               -
Other income (expense)                    26,565           3,341          (1,030)
                                     -----------     -----------     -----------
                                       1,603,225       1,437,618       1,306,660
                                     -----------     -----------     -----------

CLAIMS AND EXPENSES:
Incurred losses and loss
 adjustment expenses                   1,079,219         878,241         771,570
Commission, brokerage,
 taxes and fees                          393,645         267,410         285,957
Other underwriting expenses               55,292          50,264          48,263
Non-recurring restructure
 expenses                                     -               -            2,798
Interest expense on senior
 notes                                    38,903          30,896              -
Interest expense on credit
 facility                                  7,101           8,490           1,490
                                     -----------     -----------     -----------
                                       1,574,160       1,235,301       1,110,078
                                     -----------     -----------     -----------

INCOME BEFORE TAXES                       29,065         202,317         196,582

Income tax (benefit) expense              (9,185)         43,822          38,521
                                     -----------     -----------     -----------

NET INCOME                           $    38,250     $   158,495     $   158,061
                                     ===========     ===========     ===========

Other comprehensive income
 (loss), net of tax                       19,256          73,448        (202,219)
                                     -----------     -----------     -----------

COMPREHENSIVE INCOME (LOSS)          $    57,506     $   231,943     $   (44,158)
                                     ===========     ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDER'S EQUITY
                (Dollars in thousands, except per share amounts)

                                              Years Ended December 31,
                                     -------------------------------------------
                                        2001            2000            1999
                                     -----------     -----------     -----------
COMMON STOCK (shares outstanding):
Balance, beginning of period               1,000      46,457,817      49,989,204
Issued during the period                      -            8,500          17,400
Treasury stock acquired during
 the period                                   -         (650,400)     (3,554,047)
Treasury stock reissued during
 the period                                   -            1,780           5,260
Common stock retired during the
 period                                       -      (45,817,697)             -
Issued during the period                      -            1,000              -
                                     -----------     -----------     -----------
Balance, end of period                     1,000           1,000      46,457,817
                                     ===========     ===========     ===========

COMMON STOCK (par value):
Balance, beginning of period         $        -      $       509     $       509
Common stock retired during
 the period                                   -             (509)             -
                                     -----------     -----------     -----------
Balance, end of period                        -               -              509
                                     -----------     -----------     -----------

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period             255,359         390,912         390,559
Retirement of treasury stock
 during the period                            -         (138,546)             -
Common stock issued during
 the period                                3,416           2,339             317
Treasury stock reissued
 during period                                -               (2)             36
Contribution from subsidiary                  -              198              -
Common stock retired during
 the period                                   -              458              -
                                     -----------     -----------     -----------
Balance, end of period                   258,775         255,359         390,912
                                     -----------     -----------     -----------

UNEARNED COMPENSATION:
Balance, beginning of period                  -             (109)           (240)
Net increase during the period                -              109             131
                                     -----------     -----------     -----------
Balance, end of period                        -               -             (109)
                                     -----------     -----------     -----------

ACCUMULATED OTHER COMPREHENSIVE
 INCOME, NET OF DEFERRED INCOME
 TAXES:
Balance, beginning of period              56,747         (16,701)        185,518
Net increase (decrease) during
 the period                               19,256          73,448        (202,219)
                                     -----------     -----------     -----------
Balance, end of period                    76,003          56,747         (16,701)
                                     -----------     -----------     -----------

RETAINED EARNINGS:
Balance, beginning of period             738,381       1,074,941         928,500
Net income                                38,250         158,495         158,061
Restructure adjustments                       -              (55)             -
Dividends paid to parent                      -         (495,000)        (11,620)
                                     -----------     -----------     -----------
Balance, end of period                   776,631         738,381       1,074,941
                                     -----------     -----------     -----------

TREASURY STOCK AT COST:
Balance, beginning of period                  -         (122,070)        (25,642)
Treasury stock retired
 during the period                            -          138,454              -
Treasury stock acquired
 during period                                -          (16,426)        (96,551)
Treasury stock reissued
 during period                                -               42             123
                                     -----------     -----------     -----------
Balance, end of period                        -               -         (122,070)
                                     -----------     -----------     -----------

TOTAL STOCKHOLDER'S EQUITY,
 END OF PERIOD                       $ 1,111,409     $ 1,050,486     $ 1,327,482
                                     ===========     ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                              Years Ended December 31,
                                     -------------------------------------------
                                        2001           2000 *           1999
                                     -----------     -----------     -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income                           $    38,250     $   158,495     $   158,061
 Adjustments to reconcile net
  income to net cash provided
  by operating activities net
  of effects from the purchase
  of Mt. McKinley Insurance
  Company
  (Increase) in premiums
   receivable                            (62,901)       (101,894)        (36,179)
  Decrease in funds held by
  reinsureds, net                        209,558          29,135          23,007
 (Increase) decrease in
  reinsurance receivables               (476,736)       (173,954)        239,763
 (Increase) in deferred tax asset        (15,968)        (16,247)        (17,169)
 Increase (decrease) in reserve
  for losses and loss adjustment
  expenses                               506,128             827        (133,706)
 Increase in unearned premiums            73,201          95,076          25,077
 Decrease (increase) in other
  assets and liabilities                  22,179         (16,887)        (67,106)
 Non cash compensation expense                -              109             131
 Accrual of bond discount/
  amortization of bond premium            (5,836)         (7,553)         (5,203)
 Amortization of underwriting
  discount on senior notes                   152             112              -
 Restructure adjustment                       -              (55)             -
 Realized capital losses (gains)          15,745            (291)         16,760
                                     -----------     -----------     -----------
Net cash provided by (used in)
 operating activities                    303,772         (33,127)        203,436
                                     -----------     -----------     -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Proceeds from fixed maturities
 matured/called - available
 for sale                                265,316         181,381         205,669
Proceeds from fixed maturities
 sold - available for sale               470,561         730,589         665,873
Proceeds from equity
 securities sold                          33,373          49,556          69,397
Proceeds from other invested
 assets sold                                  47              -              181
Cost of fixed maturities
 acquired - available for sale        (1,036,759)     (1,174,662)       (990,369)
Cost of equity securities
 acquired                                (64,267)         (2,732)        (16,643)
Cost of other invested assets
 acquired                                 (1,497)         (1,698)        (23,109)
Net sales (purchases) of
 short-term securities                   156,735        (205,524)        (38,200)
Net increase (decrease) in
 unsettled securities
 transactions                              1,595            (955)            (47)
Payment for purchase of Mt.
 McKinley Insurance Company,
 net of cash acquired                         -          349,743              -
                                     -----------     -----------     -----------
Net cash (used in) investing
 activities                             (174,896)        (74,302)       (127,248)
                                     -----------     -----------     -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Acquisition of treasury stock
 net of reissuances                           -          (16,478)        (96,392)
Common stock issued during
 the period                                3,416           2,288             317
Dividends paid to stockholders                -         (495,000)        (11,620)
Proceeds from issuance of
 senior notes                                 -          448,507              -
Borrowings on revolving credit
 agreement                                22,000         176,000          59,000
Repayments on revolving credit
 agreement                              (152,000)             -               -
Contribution from subsidiary                  -              198              -
                                     -----------     -----------     -----------
Net cash (used in) provided
 by financing activities                (126,584)        115,515         (48,695)
                                     -----------     -----------     -----------

EFFECT OF EXCHANGE RATE
 CHANGES ON CASH                          (3,180)         (1,916)         (4,592)
                                     -----------     -----------     -----------

Net (decrease) increase in cash             (888)          6,170          22,901
Cash, beginning of period                 68,397          62,227          39,326
                                     -----------     -----------     -----------
Cash, end of period                  $    67,509     $    68,397     $    62,227
                                     ===========     ===========     ===========

Supplemental cash flow
 information
Cash transactions:
Income taxes paid, net               $    24,370     $    62,141     $    59,586
Interest paid                        $    46,120     $    27,169     $     1,384
Non-cash operating/investing
 transaction:
Shares received from
 demutualization                     $    25,921     $        -      $        -
Non-cash financing
 transaction:
Issuance of common stock             $        -      $       109     $       131


* In the quarter ended September 30, 2000, the Company purchased all of the capital stock of Mt. McKinley Insurance Company for $51,800. In conjunction with the acquisition, the fair value of assets acquired was $679,672 and liabilities was $627,872.

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2001, 2000 and 1999


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

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The statements include the following domestic and foreign direct and indirect subsidiaries of the Company: Everest Reinsurance Company ("Everest Re"), Everest National Insurance Company ("Everest National"), Everest Indemnity Insurance Company ("Everest Indemnity"), Everest Re Holdings, Ltd. ("Everest Ltd."), a Bermuda domiciled successor company of Everest Re Ltd. (the assets of which funded Everest Ltd. and which was formerly known as Everest Reinsurance Ltd.), Everest Security Insurance Company ("Everest Security"), formerly Southeastern Security Insurance Company, Everest Insurance Company of Canada ("Everest Canada"), Mt. McKinley Managers, L.L.C. ("Managers"), Workcare Southeast, Inc. ("Workcare Southeast"), Workcare Southeast of Georgia, Inc. ("Workcare Georgia"), Workcare, Inc and Mt. McKinley Insurance Company ("Mt. McKinley"). All amounts are reported in U.S. dollars.

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

B.   INVESTMENTS

Fixed maturity investments are all classified as available for sale. Unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, are reflected in shareholders' equity, net of income taxes in "accumulated other comprehensive income". Equity securities are carried at market value with unrealized appreciation or depreciation, as a result of temporary changes in market value during the period, are reflected in shareholders' equity, net of income taxes in "accumulated other comprehensive income". Unrealized losses on fixed maturities and equity securities, which are deemed other than temporary, are charged to net income as realized capital losses. Short-term investments are stated at cost, which approximates market value. Realized gains or losses on sale of investments are determined on the basis of identified cost. For non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality and cash flow characteristics of each security. For publicly traded securities, market value is based on quoted market prices. Retrospective adjustments are employed to recalculate the values of loan-backed and asset-backed securities. Each acquisition lot is reviewed to recalculate the effective yield. The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition. Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities. Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used to affect the calculation of projected and prepayments for pass through security types. Other invested assets include limited partnerships and rabbi trusts. Limited partnerships are valued pursuant to the equity method of accounting, which management believes approximates market value. The Supplemental Retirement Plan rabbi trust is carried at market value, while the Deferred Compensation Plan rabbi trust and Supplemental Savings Plan rabbi trust are carried at cost, which approximates market value. Cash includes cash and bank time deposits with original maturities of ninety days or less.

C.   UNCOLLECTIBLE REINSURANCE BALANCES

The Company provides reserves for uncollectible reinsurance balances based on management's assessment of the collectibility of the outstanding balances. Such reserves were $34.1 million at December 31, 2001 and $27.9 million at December 31, 2000. See also Note 8.

D.   DEFERRED ACQUISITION COSTS

Acquisition costs, consisting principally of commissions and brokerage expenses and certain premium taxes and fees associated with the Company's reinsurance and insurance business incurred at the time a contract or policy is issued, are deferred and amortized over the period in which the related premiums are earned, generally one year. Deferred acquisition costs are limited to their estimated realizable value based on the related unearned premiums, anticipated claims and claim expenses and anticipated investment income. Deferred acquisition costs amortized to income (expense) were $22.7 million, $10.1 million and $12.4 million in 2001, 2000 and 1999, respectively.

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

G.   INCOME TAXES

The Company and its wholly-owned subsidiaries file a consolidated U.S. federal income tax return. Group and its other subsidiaries, not included in Holdings' consolidated tax return, file separate company U.S. federal income tax returns, where required. Deferred income taxes have been recorded to recognize the tax effect of temporary differences between the financial reporting and income tax bases of assets and liabilities.

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

I.   UNUSUAL LOSS EVENTS

As a result of the terrorist attacks at the World Trade Center, the Pentagon and on various airlines on September 11, 2001 (collectively the "September 11 attacks"), the Company incurred pre-tax losses, based on an estimate of ultimate exposure developed through a review of its coverages, which totaled $213.2 million gross of reinsurance and $55.0 million net of reinsurance. Associated with this reinsurance were $60.0 million of pre-tax charges, predominantly from adjustment premiums, resulting in a total pre-tax loss from the September 11 attacks of $115.0 million. After tax recoveries relating specifically to this unusual loss event, the net loss from the September 11 attacks totaled $75.0 million. Over 90% of the losses ceded were to treaties where the reinsurers' obligations are secured, which in the Company's opinion eliminates material reinsurance collection risk.

As a result of the Enron bankruptcy, the Company has incurred losses, after-tax and reinsurance, amounting to $18.6 million. This unusual loss reflects all of the Company's exposures, including underwriting, credit and investment.

J.   ACQUISITIONS

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

                                                  Years ended December 31,
                                            ------------------------------------
                                                2000                     1999
(Dollars in thousands)                                  (Unaudited)
                                            ------------------------------------
Revenues                                    $ 1,457,284              $ 1,336,672
Net income                                      161,079                   82,919

The Company also completed the acquisition of Everest Security during 2000, a United States property and casualty company whose primary business is non-standard auto. The purchase price of the acquisition was approximately $10.1 million. Goodwill of $3.0 million was generated as a result of the acquisition and was recorded using the purchase method of accounting.

K.   SEGMENTATION

The  Company,  through  its  subsidiaries,   operates  in  four  segments:  U.S.
Reinsurance, U.S. Insurance, Specialty Underwriting and International.  See also
Note 14.

M.   CODIFICATION

The NAIC has published a codification of statutory accounting principles, which has been adopted by the states of domicile of the Company's U.S. operating subsidiaries with an effective date of January 1, 2001. On January 1, 2001, significant changes to the statutory-basis of accounting became effective. The cumulative effect of these changes has been recorded as a direct adjustment to statutory surplus.

M.   DERIVATIVES

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recognized as either assets or liabilities on the balance sheet and measured at their fair value. Gains or losses from changes in the derivative values are accounted for based on how the derivative is used and whether it qualifies for hedge accounting.

N.   FUTURE APPLICATION OF ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 establishes new accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity determine if the goodwill or other intangible asset has an indefinite useful life or a finite useful life. Those with indefinite useful lives will not be subject to amortization and must be tested annually for impairment. Those with finite useful lives will be subject to amortization and must be tested annually for impairment. This statement is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. The implementation of this statement will not have a material impact on the financial position, results of operations or cash flows of the Company.


2.   INVESTMENTS

The amortized cost, market value, and gross unrealized appreciation and depreciation of fixed maturity investments and equity securities are presented in the tables below:

(dollar values in thousands)                Amortized      Unrealized      Unrealized       Market
                                              Cost        Appreciation    Depreciation       Value
                                           ----------------------------------------------------------
As of December 31, 2001
Fixed maturities - available for sale
 U.S. Treasury securities and
  obligations of U.S. government
  agencies and corporations                $   114,046    $      5,242    $        127    $   119,161
 Obligations of U.S. states and
  political subdivisions                     1,762,867          78,427           2,768      1,838,526
 Corporate securities                        1,295,371          41,342          31,717      1,304,996
 Mortgage-backed securities                    432,330          18,663             237        450,756
 Foreign government securities                 194,920          18,145             123        212,942
 Foreign corporate securities                  252,299          10,098           1,855        260,542
                                           ----------------------------------------------------------
Total fixed maturities                     $ 4,051,833    $    171,917    $     36,827    $ 4,186,923
                                           ==========================================================
Equity securities                          $    66,412    $      1,480    $        439    $    67,453
                                           ==========================================================

As of December 31, 2000
Fixed maturities - available for sale
 U.S. Treasury securities and
  obligations of U.S. government
  agencies and corporations                $   133,053    $      4,777    $         -     $   137,830
 Obligations of U.S. states and
  political subdivisions                     1,514,099          85,261             423      1,598,937
 Corporate securities                        1,198,216          25,865          66,089      1,157,992
 Mortgage-backed securities                    449,438          13,932             495        462,875
 Foreign government securities                 211,711          17,137             130        228,718
 Foreign corporate securities                  286,762           7,735           1,514        292,983
                                           ----------------------------------------------------------
Total fixed maturities                     $ 3,793,279    $    154,707    $     68,651    $ 3,879,335
                                           ==========================================================
Equity securities                          $    22,395    $     14,266    $         27    $    36,634
                                           ==========================================================

The amortized cost and market value of fixed maturities are shown in the following table by contractual maturity. Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. As the stated maturity of such securities may not be indicative of actual maturities, the total for mortgage-backed securities is shown separately.

                                                       December 31, 2001,
                                                   ---------------------------
                                                    Amortized        Market
(dollar values in thousands)                          Cost            Value
                                                   -----------     -----------
Fixed maturities - available for sale
 Due in one year or less                           $    82,047     $    83,307
 Due after one year through five years                 777,004         815,642
 Due after five years through ten years              1,163,696       1,204,077
 Due after ten years                                 1,596,756       1,633,141
 Mortgage-backed securities                            432,330         450,756
                                                   -----------     -----------
Total                                              $ 4,051,833     $ 4,186,923
                                                   ===========     ===========

Proceeds from sales of fixed maturity investments during 2001, 2000 and 1999 were $470.6 million, $730.6 million and $665.9 million, respectively. Gross gains of $16.4 million, $8.7 million and $0.9 million, and gross losses of $42.4 million, $27.7 million and $28.5 million were realized on those fixed maturity sales during 2001, 2000 and 1999, respectively. Proceeds from sales of equity security investments during 2001, 2000 and 1999 were $33.4 million, $49.6 million and $69.4 million, respectively. Gross gains of $13.4 million, $20.6 million and $16.3 million and gross losses of $0.1 million, $1.4 million and $5.4 million were realized on those equity sales during 2001, 2000 and 1999, respectively.

The changes in net unrealized gains (losses) of investments of the Company are derived from the following sources:

                                               Years Ended December 31,
                                       ----------------------------------------
(dollar values in thousands)              2001           2000           1999
                                       ----------     ----------     ----------
Increase (decrease) during the
 period between the market value
 and cost of investments carried
 at market value, and deferred
 tax thereon:
  Equity securities                    $  (13,199)    $  (26,229)    $  (14,018)
  Fixed maturities                         49,033        141,403       (304,872)
  Other invested assets                        20             23            (42)
  Deferred taxes                          (12,549)       (40,319)       111,626
                                       ----------     ----------     ----------
Increase (decrease) in unrealized
 appreciation, net of deferred
 taxes, included in stockholder's
 equity                                $   23,305     $   74,878     $ (207,306)
                                       ==========     ==========     ==========

The components of net investment income are presented in the table below:

                                                 Years Ended December 31,
                                           -------------------------------------
(dollar values in thousands)                 2001          2000          1999
                                           ---------     ---------     ---------
Fixed maturities                           $ 270,570     $ 274,905     $ 256,067
Equity securities                                896         1,198         3,796
Short-term investments                         4,991         6,908         3,702
Other interest income                          4,567         3,081         1,652
                                           ---------     ---------     ---------
Total gross investment income                281,024       286,092       265,217
                                           ---------     ---------     ---------
Interest on funds held                        11,909        11,316         9,133
Other investment expenses                      3,191         3,387         3,085
                                           ---------     ---------     ---------
Total investment expenses                     15,100        14,703        12,128
                                           ---------     ---------     ---------
Total net investment income                $ 265,924     $ 271,389     $ 252,999
                                           =========     =========     =========

The components of realized capital (losses) gains are presented in the table below:

                                                 Years Ended December 31,
                                           -------------------------------------
(dollar values in thousands)                 2001          2000          1999
                                           ---------     ---------     ---------
Fixed maturities                           $ (29,074)    $ (18,967)    $ (27,615)
Equity securities                             13,326        19,260        10,836
Short-term investments                             3            (2)           19
                                           ---------     ---------     ---------
Total                                      $ (15,745)    $     291     $ (16,760)
                                           =========     =========     =========

The net realized capital losses for 2001 include $3.1 million relating to write-downs in the value of securities deemed to be other than temporary.

Securities with a carrying value amount of $260.9 million at December 31, 2001 were on deposit with various state or governmental insurance departments in compliance with insurance laws.

During 2000, the Company entered into a credit swap derivative contract, which provides credit default protection on a portfolio of referenced securities. Due to changing credit market conditions and defaults, the Company recorded net after-tax losses from this contract of $4.6 million in 2001 to reflect it at fair value, with the 2001 losses principally attributable to the Company's exposure to the Enron bankruptcy. As of December 31, 2001, the remaining maximum after-tax net loss exposure under this contract is $2.4 million.

The Company's position in this contract is unhedged and is accounted for as a derivative in accordance with SFAS 133. Accordingly, this contract is carried at fair value with changes in fair value recorded in the statement of operations.

3.   RESERVE FOR LOSSES AND LAE

Activity in the reserve for losses and LAE expenses is summarized as follows:

                                                Years Ended December 31,
                                        -----------------------------------------
(dollar values in thousands)               2001           2000           1999
                                        -----------    -----------    -----------
Reserves at January 1                   $ 3,785,747    $ 3,646,992    $ 3,800,041
 Less reinsurance recoverables              980,396        727,780        915,741
                                        -----------    -----------    -----------
 Net balance at January 1                 2,805,351      2,919,212      2,884,300
                                        -----------    -----------    -----------
Incurred related to:
 Current year                             1,074,053        870,454        806,930
 Prior years                                  5,166          7,787        (35,360)
                                        -----------    -----------    -----------
  Total incurred losses and LAE           1,079,219        878,241        771,570
                                        -----------    -----------    -----------
Paid related to:
 Current year                               387,100        318,673        252,407
 Prior years                                675,620        673,429        484,251
                                        -----------    -----------    -----------
  Total paid losses and LAE               1,062,720        992,102        736,658
                                        -----------    -----------    -----------
Net balance at December 31                2,821,850      2,805,351      2,919,212
 Plus reinsurance recoverables (1)        1,452,485        980,396        727,780
                                        -----------    -----------    -----------
  Balance at December 31                $ 4,274,335    $ 3,785,747    $ 3,646,992
                                        ===========    ===========    ===========

(1) Reinsurance recoverables for 2001 include $115,342 resulting from the loss portfolio from Everest Re to Bermuda Re. In addition, reinsurance recoverables for 2001 and 2000 include $453,777 and $491,572, respectively, resulting from the loss portfolio transfer from Mt. McKinley to Bermuda Re. See also Note 1J.

Prior year incurred losses increased by $5.2 million in 2001, increased by $7.8 million in 2000 and decreased by $35.4 million in 1999. These changes were the result of normal reserve development inherent in the uncertainty in establishing loss and LAE reserves, as well as the impact of foreign exchange rate fluctuations on loss reserves and, for 1999, changes in the Company's coinsurance in connection with stop loss reinsurance protection provided by Mt. McKinley at the time of the Company's IPO of ($6.0) million. Although coverage remains under this reinsurance, the acquisition of Mt. McKinley causes the financial impact of any cession under this reinsurance to eliminate in consolidation. See also Note 1J.

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

As of December 31, 2001 and 2000, the Company had outstanding borrowings of $105.0 million and $235.0 million, respectively. Interest expense incurred in connection with these borrowings was $7.1 million, $8.5 million and $1.5 million for the periods ending December 31, 2001, December 31, 2000 and December 31, 1999, respectively.


5.   SENIOR NOTES

On March 14, 2000, the Company completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005. During 2000, the net proceeds of these offerings and additional funds were distributed by the Company to Group. Interest expense incurred in connection with these senior notes was $38.9 million and $30.9 million for the periods ending December 31, 2001 and December 31, 2000, respectively.


6.   OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2001 for all of the Company's operating leases with remaining non-cancelable terms in excess of one year are as follows:

                                                    ----------------------------
                                                    (dollar values in thousands)
                                                    ----------------------------
2002                                                           $  4,364
2003                                                              4,412
2004                                                              4,353
2005                                                              3,862
2006                                                              3,996
Thereafter                                                       15,560
                                                    ----------------------------
Net commitments                                                $ 36,547
                                                    ============================

All of these leases, the expiration terms of which range from 2001 to 2010, are for the rental of office space. Rental expense, net of sublease rental income, was $5.6 million, $4.4 million and $4.2 million for 2001, 2000 and 1999, respectively.

7.   INCOME TAXES

The components of income taxes for the periods presented are as follows:

                                               Years Ended December 31,
                                          ----------------------------------
(dollar values in thousands)                2001         2000         1999
                                          --------     --------     --------
Current tax:
 U.S.                                     $   (529)    $ 61,401     $ 53,076
 Foreign                                     5,912         (289)       2,615
                                          --------     --------     --------
 Total current tax                           5,383       61,112       55,691
Total deferred U.S. tax (benefit)          (14,568)     (17,290)     (17,170)
                                          --------     --------     --------
 Total income tax (benefit) provision     $ (9,185)    $ 43,822     $ 38,521
                                          ========     ========     ========

A reconciliation of the U.S. federal income tax rate to the Company's effective tax rate is as follows:

                                                     Years Ended December 31,
                                                 -------------------------------
                                                  2001        2000        1999
                                                 -------     -------     -------
Federal income tax rate                             35.0%       35.0%       35.0%
Increase (reduction) in
 taxes resulting from:
  Tax exempt income                                (95.9)      (14.7)      (17.5)
  Other, net                                        29.3         1.4         2.1
                                                 -------     -------     -------
  Effective tax rate                               (31.6%)      21.7%       19.6%
                                                 =======     =======     =======

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S. tax laws and regulations. The principal items making up the net deferred income tax asset are as follows:

                                                           December 31,
                                                    --------------------------
(dollar values in thousands)                           2001            2000
                                                    ----------      ----------
Deferred tax assets:
 Reserve for losses and loss
  adjustment expenses                               $  226,532      $  188,364
 Unearned premium reserve                               29,765          24,007
 Foreign currency translation                            6,848           4,670
 Net operating loss carryforward                        21,159          22,514
 Other assets                                               -            2,360
 Net unrealized depreciation of
  investments                                               -               -
                                                    ----------      ----------
Total deferred tax assets                              284,304         241,915
                                                    ----------      ----------

Deferred tax liabilities:
 Deferred acquisition costs                             40,232          32,367
 Net unrealized appreciation of
  investments                                           64,598          35,097
 Other liabilities                                         998              -
                                                    ----------      ----------
Total deferred tax liabilities                         105,828          67,464
                                                    ----------      ----------
Net deferred tax assets                             $  178,476      $  174,451
                                                    ==========      ==========

The Company and its subsidiaries have total net operating loss carryforwards of $43.6 million that expire during years 2002 - 2021. Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets and, accordingly, no valuation allowance has been recorded for the periods presented.

Tax benefits of $3.4 million related to compensation expense deductions for stock options exercised in 2001 are reflected in the change in stockholder's equity in "additional paid in capital".

8.   REINSURANCE

The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences. These agreements provide for recovery from reinsurers of a portion of losses and loss expenses under certain circumstances without relieving the insurer of its obligation to the policyholder. Losses and LAE incurred and earned premiums are after deduction for reinsurance. In the event reinsurers were unable to meet their obligations under reinsurance agreements, the Company would not be able to realize the full value of the reinsurance recoverable balances. The Company may hold partial collateral, including letters of credit, under these agreements. See also Note 1(C).

The Company purchases corporate level retrocessions covering the potential accumulation of all exposures. For 1999, the Company purchased an accident year aggregate excess of loss retrocession agreement which provided up to $175.0 million of coverage if Everest Re's consolidated statutory basis accident year loss ratio exceeded a loss ratio attachment point provided in the contract for the 1999 accident year. During 2000 and 2001, the Company ceded $70.0 million and $105.0 million of losses, respectively, to this cover, reducing the limit available under the contract to $0.0 million. For 2001, the Company purchased an accident year aggregate excess of loss retrocession agreement which provided up to $175.0 million of coverage if Everest Re's consolidated statutory basis accident year loss ratio exceeded a loss ratio attachment point provided in the contract for the 2001 accident year. During 2001, the Company ceded $164.0 million of losses to this cover, reducing the limit available under the contract to $11.0 million.

In addition, the Company has coverage under an aggregate excess of loss reinsurance agreement provided by Prudential Property and Casualty Insurance Company of Indiana ("Prupac"), a wholly-owned subsidiary of The Prudential, in connection with the Company's acquisition of Mt. McKinley in September 2000. This agreement covers 80% or $160 million of the first $200 million of any adverse loss reserve development on the carried reserves of Mt. McKinley at the date of acquisition and reimburses the Company as such losses are paid by the Company. There were $22.2 million of cessions under this reinsurance at December 31, 2001, reducing the limit available under the contract to $137.8 million.

In connection with the Mt. McKinley acquisition, Prupac also provided excess of loss reinsurance for 100% of the first $8.5 million of loss with respect to certain of Mt. McKinley's retrocessions and potentially uncollectible reinsurance coverage. There were $2.5 million and $3.6 million of cessions under this reinsurance during the periods ending December 31, 2000 and 2001, respectively, reducing the limit available under the contract to $2.4 million.

Effective September 19, 2000, Mt. McKinley and Everest Reinsurance (Bermuda), Ltd. ("Bermuda Re") entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm's-length consideration, all of its net insurance exposures and reserves, including allocated and unallocated loss adjustment expenses to Bermuda Re.

Effective October 1, 2001, Everest Re and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Everest Re transferred, for what management believes to be arm's-length consideration, its Belgium branches' net insurance exposures and reserves, including allocated and unallocated loss adjustment expenses to Bermuda Re.

Written and earned premiums are comprised of the following:

                                             Years Ended December 31,
                                     -----------------------------------------
(dollar values in thousands)            2001           2000           1999
                                     -----------    -----------    -----------
Written premium
 Direct                              $   438,837    $   224,177    $    70,473
 Assumed                               1,410,963      1,149,848      1,071,344
 Ceded                                  (432,872)      (166,704)       (46,248)
                                     -----------    -----------    -----------
 Net written premium                 $ 1,416,928    $ 1,207,321    $ 1,095,569
                                     ===========    ===========    ===========
Earned premium
 Direct                              $   380,178    $   138,982    $    73,822
 Assumed                               1,396,211      1,145,142      1,042,921
 Ceded                                  (442,888)      (121,527)       (45,292)
                                     -----------    -----------    -----------
 Net earned premium                  $ 1,333,501    $ 1,162,597    $ 1,071,451
                                     ===========    ===========    ===========

The amounts deducted from losses and LAE incurred for net reinsurance recoveries were $619.4 million, $173.1 million and $7.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. The net reinsurance recoveries for 2001 include $119.4 million relating to the reinsurance transaction between Everest Re and Bermuda Re noted earlier. The net reinsurance recoveries for 1999 were impacted by cessions to stop loss reinsurance provided by Mt. McKinley at the time of the Company's IPO.

As of December 31, 2001, the Company carried as an asset $1,471.4 million in reinsurance receivables with respect to losses ceded. Of this amount, $584.6 million, or 39.7%, was receivable from Bermuda Re, $339.0 million, or 23.0%, was receivable from subsidiaries of London Reinsurance Group ("London Life") and $145.0 million, or 9.9%, was receivable from Continental Insurance Company ("Continental"). As of December 31, 2000, the Company carried as an asset $996.7 million in reinsurance receivables with respect to losses ceded. Of this amount, $491.6 million, or 49.3%, was receivable from Bermuda Re, $145.0 million, or 14.5%, was receivable from Continental Insurance Company ("Continental") and $70.0 million, or 7.0%, was receivable from subsidiaries of London Reinsurance Group ("London Life"). No other retrocessionaire accounted for more than 5% of the Company's receivables. See also Note 3.

The Company's arrangements with Bermuda Re are secured through the use of trust agreements. The Company's arrangements with London Life and Continental are managed on a funds held basis, which means that the Company has not released premium payments to the retrocessionaire but rather retains such payments to secure obligations of the retrocessionaire, records them as a liability, credits interest on the balances and reduces the liability account as payments become due. As of December 31, 2001, such funds had reduced the Company's net exposure to London Life to $158.9 million, 100% of which has been secured by letters of credit, and its exposure to Continental to $67.9 million. As of December 31, 2000, such funds had reduced the Company's net exposure to Continental to $74.4 million, and its exposure to London Life to $33.5 million, 100% of which has been secured by letters of credit.

9.   COMPREHENSIVE INCOME

The components of comprehensive income for the periods ending December 31, 2001, 2000 and 1999 are shown in the following table:

(dollar values in thousands)            2001           2000           1999
                                     ----------     ----------     ----------
Net income                           $   38,250     $  158,495     $  158,061
                                     ----------     ----------     ----------

Other comprehensive income,
 before tax:
 Foreign currency translation
  adjustments                            (6,228)        (2,201)         7,824
  Unrealized gains (losses)
   on securities arising
   during the period                     20,112        115,488       (302,172)
  Less: reclassification
   adjustment for realized
   losses (gains) included in
   net income                            15,745           (291)        16,760
                                     ----------     ----------     ----------
Other comprehensive income
 (loss), before tax                      29,629        112,996       (311,108)
                                     ----------     ----------     ----------

Income tax expense (benefit)
 related to items of other
 comprehensive income:
 Tax (benefit) expense from
  foreign currency translation           (2,179)          (771)         2,737
 Tax expense (benefit) from
  unrealized gains (losses)
  arising during period                   7,041         40,421       (105,760)
 Tax expense (benefit) from
  realized gains (losses)
  included in net income                 (5,511)           102         (5,866)
                                     ----------     ----------     ----------
Income tax expense (benefit)
 related to items of other
 comprehensive income:                   10,373         39,548       (108,889)
Other comprehensive income
 (loss), net of tax                      19,256         73,448       (202,219)
                                     ----------     ----------     ----------
Comprehensive income (loss)          $   57,506     $  231,943     $  (44,158)
                                     ==========     ==========     ==========

The following table shows the components of the change in accumulated other comprehensive income for the years ending December 31, 2001 and 2000.

(dollar values in thousands)                     2001                       2000
                                       ---------------------------------------------------
Beginning balance of accumulated
 other comprehensive income (loss)                   $  56,747                  $  (16,701)
                                                     ---------                  ----------

Beginning balance of foreign
 currency translation adjustments      $   (8,433)                $   (7,003)
Current period change in foreign
 currency translation adjustments          (4,049)      (4,049)       (1,430)       (1,430)
                                       ----------    ---------    ----------    ----------
Ending balance of foreign currency
 translation adjustments                  (12,482)                    (8,433)
                                       ----------                 ----------

Beginning balance of unrealized
 gains on securities                       65,180                     (9,698)
Current period change in
 unrealized gains on securities            23,305       23,305        74,878        74,878
                                       ----------    ---------    ----------    ----------
Ending balance of unrealized
 gains on securities                       88,485                     65,180
                                       ----------                 ----------

Current period change in accumulated
 other comprehensive income                             19,256                      73,448
                                                     ---------                  ----------
Ending balance of accumulated other
 comprehensive income                                $  76,003                  $   56,747
                                                     =========                  ==========

10.  EMPLOYEE BENEFIT PLANS

The Company maintains both a qualified and a non-qualified defined benefit pension plan for its U.S. employees. Generally, the Company computes the benefits based on average earnings over a period prescribed by the plans and credited length of service. The Company has not been required to fund contributions to its qualified defined benefit pension plan for the years ended December 31, 2001 and 2000 because the Company's qualified plan was subject to the full funding limitation under the Internal Revenue Service guidelines. The Company's non-qualified defined benefit pension plan, effected in October 1995, provides compensating pension benefits for participants whose benefits have been curtailed under the qualified plan due to Internal Revenue Code limitations. Although not required under Internal Revenue Service guidelines, the Company contributed $0.3 million and $0.9 million to the qualified and non-qualified plans respectively in 2001. The change in the accumulated pension benefit obligation for 2001 reflects the net effect of amendments made to the plans as a result of the Economic Growth and Tax Relief Reconciliation Act of 2001. Pension expense for the Company's plans for the years ended December 31, 2001, 2000 and 1999 were $1.6 million, $1.0 million and $1.5 million, respectively.

The following table summarizes the status of these plans:

                                                        Years Ended December 31,
                                                        ------------------------
(dollar values in thousands)                              2001           2000
                                                        ---------      ---------
Change in projected benefit obligation:
 Benefit obligation at beginning of year                $  24,572      $  22,060
 Service cost                                               1,398          1,351
 Interest cost                                              1,921          1,628
 Change in accumulated benefit obligation                      36             -
 Actuarial gain (loss)                                      3,786           (252)
 Benefits paid                                               (311)          (215)
                                                        ---------      ---------
 Benefit obligation at end of year                         31,402         24,572
                                                        ---------      ---------

Change in plan assets:
 Fair value of plan assets at beginning of year            20,200         21,375
 Actual return on plan assets                                (250)          (960)
 Actual contributions during the year                       1,229             -
 Benefits paid                                               (311)          (215)
                                                        ---------      ---------
 Fair value of plan assets at end of year                  20,868         20,200
                                                        ---------      ---------
 Funded status                                            (10,534)        (4,372)
 Unrecognized prior service cost                              924          1,034
 Unrecognized net (gain)                                    4,099         (1,820)
                                                        ---------      ---------
 (Accrued) pension cost                                 $  (5,511)     $  (5,158)
                                                        =========      =========

Plan assets are comprised of shares in investment trusts with approximately 64% and 36% of the underlying assets consisting of equity securities and fixed maturities, respectively.

Net periodic pension cost included the following components:

                                                   Years Ended December 31,
                                              ----------------------------------
(dollar values in thousands)                    2001         2000         1999
                                              --------     --------     --------
Service cost                                  $  1,397     $  1,351     $  1,476
Interest cost                                    1,921        1,628        1,532
Expected return on assets                       (1,905)      (1,915)      (1,625)
Amortization of net loss (gain)
 from earlier periods                               21         (225)           6
Amortization of unrecognized
 prior service cost                                147          147          147
                                              --------     --------     --------
Net periodic pension cost                     $  1,582     $    986     $  1,536
                                              ========     ========     ========

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for 2001, 2000 and 1999 are 7.0%, 7.5% and 7.5%, respectively. The rate of compensation increase used to determine the actuarial present value of the projected benefit obligation for 2001, 2000 and 1999 is 4.50%. The expected long-term rate of return on plan assets for 2001, 2000 and 1999 is 9.0%.

The Company also maintains both qualified and non-qualified defined contribution plans ("Savings Plan" and "Non-Qualified Savings Plan", respectively) covering U.S. employees. Under the plans, the Company contributes up to a maximum 3% of the participants' compensation based on the contribution percentage of the employee. The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to Internal Revenue Code limitations. The Company's incurred expenses related to these plans were $0.6 million, $0.6 million and $0.6 million for 2001, 2000 and 1999, respectively.

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees. Each non-U.S. office (Canada, London, Belgium, Hong Kong, and Singapore) maintains a separate plan for the non-U.S. employees working in that location. The Company contributes various amounts based on salary, age, and/or years of service. The contributions as a percentage of salary for the branch offices range from 2% to 12%. The contributions are generally used to purchase pension benefits from local insurance providers. The Company's incurred expenses related to these plans were $0.4 million, $0.3 million and $0.3 million for 2001, 2000 and 1999, respectively.

11.  DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

A.   DIVIDEND RESTRICTIONS

Delaware law provides that an insurance company which is either an insurance holding company or a member of an insurance holding system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year's statutory annual statement. In addition, no dividend may be paid in excess of unassigned earned surplus. At December 31, 2001, Everest Re had $129.4 million available for payment of dividends in 2002 without prior regulatory approval.

B.   STATUTORY FINANCIAL INFORMATION

Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners ("NAIC") and the Delaware Insurance Department. Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual. The capital and statutory surplus of Everest Re was $1,293.8 million (unaudited) and $1,272.7 million at December 31, 2001 and 2000, respectively. The statutory net income of Everest Re was $78.9 million (unaudited), $165.3 million and $149.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

C.   CODIFICATION

The Company's operating subsidiaries file statutory-basis financial statements with the state departments of insurance in the states in which the subsidiary is licensed. On January 1, 2001, significant changes to the statutory-basis of accounting became effective. The cumulative effect of these changes has been recorded as a direct adjustment to statutory surplus. The cumulative effect of these changes increased Everest Re's statutory surplus by $57.1 million (unaudited).

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

The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the years ended:

(dollar values in thousands)               2001           2000           1999
                                        ----------     ----------     ----------
Gross basis
Beginning of reserves                   $  693,704     $  614,236     $  660,793
Incurred losses                             29,674         (5,852)         3,690
Paid losses                                (78,988)        85,320        (50,247)
                                        ----------     ----------     ----------
End of period reserves                  $  644,390     $  693,704     $  614,236
                                        ==========     ==========     ==========

Net basis
Beginning of reserves                   $  317,196     $  365,069     $  263,542
Incurred losses                                 -          (5,645)            -
Paid losses  (1)                           (41,027)       (42,228)       101,527
                                        ----------     ----------     ----------
End of period reserves                  $  276,169     $  317,196     $  365,069
                                        ==========     ==========     ==========

(1) Net of $0.0 million, $0.0 million and $118.8 million  ceded  paid  losses in
    2001,  2000  and  1999,  respectively,  under  the  stop  loss   reinsurance
    protection provided by Mt. McKinley at the time of the Company's IPO.

At December 31, 2001, the gross reserves for asbestos and environmental losses were comprised of $107.1 million representing case reserves reported by ceding companies, $59.5 million representing additional case reserves established by Everest Re on assumed reinsurance claims, $65.5 million representing case reserves established by Everest Re on direct excess insurance claims, $88.6 million representing case reserves resulting from the acquisition of Mt. McKinley and $323.7 million representing IBNR reserves.

The Company is also named in various legal proceedings incidental to its normal business activities. In the opinion of the Company, none of these proceedings would have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior, Everest Re, for a fee, accepted the claim payment obligation of the property and casualty insurer, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, Everest Re would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which Everest Re was contingently liable at December 31, 2001 and 2000 was $147.1 million and $148.7 million, respectively. In 2001, the Company received shares in The Prudential valued at $25.9 million, as a result of The Prudential's demutualization process, representing The Prudential common equity interest attributed to these annuities. The value of these shares was recorded in "other income" in the consolidated statement of operations and comprehensive income. These shares in no way affect the underlying contingent liability of the Company.

Everest Re has purchased annuities from an unaffiliated life insurance company to settle certain claim liabilities of Everest Re. Should the life insurance company become unable to make the annuity payments, Everest Re would be liable. The estimated cost to replace such annuities at December 31, 2001 and 2000 was $13.7 million and $12.6 million, respectively.

13.  RELATED-PARTY TRANSACTIONS

During the normal course of business, the Company, through its affiliates, engages in what mangement believes to be arm's-length reinsurance and brokerage and commission business transactions with companies controlled or affiliated with its outside directors. These transactions are immaterial to the Company's financial condition, results of operations and cash flows.

The Company engages in business transactions with Group and Bermuda Re. Effective October 1, 2001, Everest Re and Bermuda Re entered into a loss portfolio reinsurance agreement, whereby Everest Re transferred it's Belgium Branch, for what management believes to be arm's-length consideration, net insurance exposures and reserves to Bermuda Re. During 2000, the Company distributed $495.0 million to Group to facilitate the completion of the corporate restructuring. In addition, effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm's-length consideration, all of its net insurance exposures and reserves, including allocated and unallocated loss adjustment expenses to Bermuda Re.

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

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments based upon their underwriting gain or loss ("underwriting results"). Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. The accounting policies of the operating segments are the same as those described in Note 1K, Summary of Significant Accounting Policies.

The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

The following tables present the relevant underwriting results for the operating segments for the three years ended December 31, 2001, 2000 and 1999.

                                U.S. REINSURANCE
--------------------------------------------------------------------------------
(dollar values in thousands)               2001           2000           1999
                                        ----------     ----------     ----------
Earned premiums                         $  497,600     $  471,631     $  456,572
Incurred losses and loss
 adjustment expenses                       449,635        317,735        316,507
Commission and brokerage                   148,807         78,978        112,285
Other underwriting expenses                 15,211         17,039         18,270
                                        ----------     ----------     ----------
Underwriting (loss) gain                $ (116,053)    $   57,879     $    9,510
                                        ==========     ==========     ==========

                                 U.S. INSURANCE
--------------------------------------------------------------------------------
(dollar values in thousands)               2001           2000           1999
                                        ----------     ----------     ----------
Earned premiums                         $  294,225     $  101,576     $   57,791
Incurred losses and loss
 adjustment expenses                       211,311         70,277         41,077
Commission and brokerage                    63,512         25,487         15,702
Other underwriting expenses                 19,185         11,646          8,593
                                        ----------     ----------     ----------
Underwriting gain (loss)                $      217     $   (5,834)    $   (7,581)
                                        ==========     ==========     ==========

                             SPECIALTY UNDERWRITING
--------------------------------------------------------------------------------
(dollar values in thousands)               2001           2000           1999
                                        ----------     ----------     ----------
Earned premiums                         $  371,805     $  302,637     $  265,343
Incurred losses and loss
 adjustment expenses                       330,841        254,302        185,608
Commission and brokerage                   102,144         81,794         76,024
Other underwriting expenses                  5,688          6,253          4,702
                                        ----------     ----------     ----------
Underwriting (loss)                     $  (66,868)    $  (39,712)    $     (991)
                                        ==========     ==========     ==========

                                  INTERNATIONAL
--------------------------------------------------------------------------------
(dollar values in thousands)               2001           2000           1999
                                        ----------     ----------     ----------
Earned premiums                         $  169,871     $  286,753     $  291,745
Incurred losses and loss
 adjustment expenses                        87,432        235,927        228,378
Commission and brokerage                    79,182         81,151         81,946
Other underwriting expenses                 13,829         13,798         14,892
                                        ----------     ----------     ----------
Underwriting (loss)                     $  (10,572)    $  (44,123)    $  (33,471)
                                        ==========     ==========     ==========

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income:

(dollar values in thousands)               2001           2000           1999
                                        ----------     ----------     ----------
Underwriting (loss)                     $ (193,276)    $  (31,790)    $  (32,533)
Net investment income                      265,924        271,389        252,999
Realized (loss) gain                       (15,745)           291        (16,760)
Net derivative (expense)                    (7,020)            -              -
Corporate expenses                          (1,379)        (1,528)        (4,604)
Interest expense                           (46,004)       (39,386)        (1,490)
Other income (expense)                      26,565          3,341         (1,030)
                                        ----------     ----------     ----------
Income before taxes                     $   29,065     $  202,317     $  196,582
                                        ==========     ==========     ==========

The Company writes premium in the United States and international markets. The revenues, net income and identifiable assets of the individual foreign countries in which the Company writes business are not material.

Approximately 13.6%, 12.9% and 17.9% of the Company's gross premiums written in 2001, 2000 and 1999, respectively, were sourced through the Company's largest intermediary.

15.  UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data were as follows:

(dollar values in thousands
 except per share amounts)           1st          2nd          3rd          4th
                                   Quarter      Quarter      Quarter      Quarter
                                  ---------    ---------    ---------    ---------
2001 Operating data:
 Gross written premium            $ 418,926    $ 482,578    $ 487,081    $ 461,215
 Net written premium                386,822      416,736      363,972      249,398
 Earned premium                     327,992      391,085      343,828      270,596
 Net investment income               67,362       68,747       65,316       64,499
 Net realized capital
  (loss) gain                        (4,789)       4,084         (991)     (14,049)
 Total claims and
  underwriting expenses             336,299      401,320      482,595      307,942
 Net income (loss)                   33,591       39,762      (53,082)      17,979
                                  =========    =========    =========    =========

2000 Operating data:
 Gross written premium            $ 304,252    $ 326,225    $ 355,550    $ 387,998
 Net written premium                287,537      295,129      302,043      322,612
 Earned premium                     266,184      285,780      291,191      319,442
 Net investment income               63,809       66,941       71,281       69,388
 Net realized capital
  gain (loss)                         7,864       (8,185)         (89)         701
 Total claims and
  underwriting expenses             273,555      292,675      298,336      331,349
 Net income                          49,051       31,541       40,390       37,513
                                  =========    =========    =========    =========

                       EVEREST REINSURANCE HOLDINGS, INC.

                      SCHEDULE I - SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2001
                             (Dollars in thousands)

            Column A                  Column B        Column C        Column D
---------------------------------    -----------     -----------     -----------
                                                                       Amount
                                                                      Shown in
                                                        Market         Balance
                                        Cost            Value           Sheet
                                     -----------     -----------     -----------
Fixed maturities-available
 for sale
 Bonds:
  U.S. government and
   government agencies               $   114,046     $   119,161     $   119,161
  State, municipalities and
   political subdivisions              1,762,867       1,838,526       1,838,526
  Foreign government securities          194,920         212,942         212,942
  Foreign corporate securities           252,299         260,542         260,542
  Public utilities                       151,029         153,547         153,547
  All other corporate bonds            1,081,871       1,087,892       1,087,892
 Mortgage pass-through securities        432,330         450,756         450,756
 Redeemable preferred stock               62,471          63,557          63,557
                                     -----------     -----------     -----------
Total fixed maturities-available
 for sale                              4,051,833       4,186,923       4,186,923
Equity securities                         66,412          67,453          67,453
Short-term investments                   115,850         115,850         115,850
Other invested assets                     32,039          32,039          32,039
Cash                                      67,509          67,509          67,509
                                     -----------     -----------     -----------
Total investments and cash           $ 4,333,643     $ 4,469,774     $ 4,469,774
                                     ===========     ===========     ===========

                       EVEREST REINSURANCE HOLDINGS, INC.

         SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                             CONDENSED BALANCE SHEET
               (Dollars in thousands, except par value per share)

                                            December 31, 2001     December 31, 2000
                                            -----------------     -----------------
ASSETS
 Equity securities, at market value
  (cost: 2001, $55; 2000, $55)              $             141     $             143
 Short-term investments                                   711                26,359
 Cash                                                      74                    28
 Investment in subsidiaries, at
  equity in the underlying net assets               1,667,808             1,706,111
 Receivable from affliate                              (2,153)               (2,488)
 Deferred tax asset                                    15,165                14,653
 Accrued investment income                                  2                     4
 Other assets                                           2,617                 3,312
                                            -----------------     -----------------
Total assets                                $       1,684,365     $       1,748,122
                                            =================     =================

LIABILITIES
 8.5% Senior notes due 3/15/2005            $         249,694     $         249,615
 8.75% Senior notes due 3/15/2010                     199,077               199,004
 Revolving credit facility                            105,000               235,000
 Current federal income taxes                         (26,644)                   -
 Accrued interest on debt and borrowings               11,944                12,212
 Due to affilitates                                    33,860                 1,748
 Other liabilities                                         25                    56
                                            -----------------     -----------------
Total liabilities                                     572,956               697,635
                                            -----------------     -----------------

STOCKHOLDER'S EQUITY
 Common stock, par value: $0.01; 200
  million shares authorized; 1,000
  issued in 2001 and 2000                                  -                     -
 Paid-in capital                                      258,775               255,359
 Accumulated other comprehensive
  income, net of deferred taxes
  of $40.8 million in 2001 and
  $30.4 million in 2000                                76,003                56,747
 Retained earnings                                    776,631               738,381
                                            -----------------     -----------------
  Total stockholder's equity                        1,111,409             1,050,487
                                            -----------------     -----------------
Total liabilities and stockholder's
 equity                                     $       1,684,365     $       1,748,122
                                            =================     =================

                 See notes to consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.

         SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                        CONDENSED STATEMENT OF OPERATIONS
                             (Dollars in thousands)

                                              For Years Ended December 31,
                                        ----------------------------------------
                                           2001           2000           1999
                                        ----------     ----------     ----------
REVENUES
Net investment income                   $      241     $    1,371     $      612
Net realized capital gain                        1             -              -
Other (expense)                               (543)          (416)            -
Equity in undistributed
 change in retained
 earnings of subsidiaries                   68,027        184,191        161,388
                                        ----------     ----------     ----------
   Total revenues                           67,726        185,146        162,000
                                        ----------     ----------     ----------

EXPENSES
Interest expense                            46,004         39,386          1,490
Other expenses                                 427              5          2,489
                                        ----------     ----------     ----------

Income before taxes                         21,295        145,755        158,021
Income tax (benefit)                       (16,955)       (12,740)           (40)
                                        ----------     ----------     ----------
   Net income                           $   38,250     $  158,495     $  158,061
                                        ==========     ==========     ==========

                 See notes to consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.

         SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                        CONDENSED STATEMENT OF CASHFLOWS
                             (Dollars in thousands)

                                                 For Years Ended December 31,
                                          ------------------------------------------
                                             2001           2000            1999
                                          ----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                $   38,250     $   158,495     $   158,061
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Equity in undistributed change in
   retained earnings of subsidiaries         (68,027)       (585,734)       (161,388)
  Increase (decrease) in other
   liabilities                                32,085          (1,352)          1,488
  (Decrease) increase in accrued
   interest on debt and borrowings              (268)         12,106             106
  (Increase) in deferred tax asset           (27,156)        (12,709)            (40)
  Decrease (increase) in other
   assets                                        697          (2,881)           (435)
  (Increase) decrease in receivable
   from affliates                               (335)            568          20,754
  Restructure adjustment                          -              (55)             -
  Accrual of bond discount                      (107)           (877)             -
  Amortization of underwriting
   discount on senior notes                      152             112              -
  Realized capital (gain)                         (1)             -               -
  Non-cash compensation                           -              109             131
                                          ----------     -----------     -----------
NET CASH (USED IN) PROVIDED BY
 OPERATING ACTIVITIES                        (24,710)       (432,218)         18,677

CASH FLOWS FROM INVESTING ACTIVITIES
 Additional investment in
  subsidiaries, net of cash acquired              -          349,743              50
 Cost of equity securities acquired               -              (55)             -
 Net sales (purchases) of short-term
  securities                                  25,756         (25,482)             -
                                          ----------     -----------     -----------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                         25,756         324,206              50

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on revolving credit line            22,000         176,000          59,000
Repayments on revolving credit line         (152,000)             -               -
Proceeds from issuance of senior
 notes                                            -          448,507              -
Acquisition of treasury stock net
 of reissuances                                   -          (16,478)        (62,106)
Effect of restructuring                           -          (11,706)             -
Common stock issued during the
 period                                           -            2,288             317
Contribution from subsidiaries               129,000             198              -
Dividends paid to stockholders                    -         (495,000)        (11,707)
                                          ----------     -----------     -----------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                         (1,000)        103,809         (14,496)

Net increase in cash                              46          (4,203)          4,231
Cash, begining of period                          28           4,231              -
                                          ----------     -----------     -----------
Cash, end of period                       $       74     $        28     $     4,231
                                          ==========     ===========     ===========

Supplemental cash flow
 information
Non-cash operating transaction:
Dividends received from
 subsidiaries in the form of
 forgiveness of liabilities               $       -      $        -      $       836

                 See notes to consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

      Column A         Column B    Column C   Column D    Column F   Column G    Column H    Column I    Column J    Column K
---------------------  --------   ----------  ---------  ----------  ---------  ----------   ---------   ---------  ----------
                                   Reserve                                       Incurred
                                  for Losses                                       Loss     Amortization
                       Deferred    and Loss   Unearned                  Net      and Loss   of Deferred    Other
                     Acquisition  Adjustment   Premium     Earned   Investment  Adjustment  Acquisition  Operating   Written
   Geographic Area      Costs      Expenses   Reserves    Premium     Income     Expenses      Costs     Expenses    Premium
---------------------  --------   ----------  ---------  ----------  ---------  ----------   ---------   ---------  ----------
December 31, 2001
 Domestic              $ 98,491   $3,641,323  $ 412,139  $1,163,630  $ 231,567  $  991,787   $ 314,463   $  41,463  $1,224,118
 International           16,457      633,012     61,169     169,871     34,357      87,432      79,182      13,829     192,810
                       --------   ----------  ---------  ----------  ---------  ----------   ---------   ---------  ----------
  Total                $114,948   $4,274,335  $ 473,308  $1,333,501  $ 265,924  $1,079,219   $ 393,645   $  55,292  $1,416,928
                       ========   ==========  =========  ==========  =========  ==========   =========   =========  ==========

December 31, 2000
 Domestic              $ 75,436   $3,176,004  $ 340,509  $  875,844  $ 236,079  $  642,314   $ 186,259   $  36,466  $  902,946
 International           17,042      609,743     60,639     286,753     35,310     235,927      81,151      13,798     304,375
                       --------   ----------  ---------  ----------  ---------  ----------   ---------   ---------  ----------
  Total                $ 92,478   $3,785,747  $ 401,148  $1,162,597  $ 271,389  $  878,241   $ 267,410   $  50,264  $1,207,321
                       ========   ==========  =========  ==========  =========  ==========   =========   =========  ==========

December 31, 1999 (1)
 Domestic                                               $  779,706  $ 209,617  $  543,192   $ 198,323   $  41,857  $  799,265
 International                                             291,745     43,382     228,378      81,946      14,892     296,304
                                                        ----------  ---------  ----------   ---------   ---------  ----------
  Total                                                 $1,071,451  $ 252,999  $  771,570   $ 280,269   $  56,749  $1,095,569
                                                        ==========  =========  ==========   =========   =========  ==========


(1) The 1999 amounts have been restated to conform to the 2001 and 2000 segment presentation.

                       EVEREST REINSURANCE HOLDINGS, INC.

                            SCHEDULE IV - REINSURANCE
                             (Dollars in thousands)

          Column A              Column B        Column C           Column D         Column E       Column F
----------------------------    ---------    ---------------    ---------------    -----------    ----------
                                  Gross         Ceded To         Assumed From          Net        Assumed to
                                 Amount      Other Companies    Other Companies      Amount           Net
                                ---------    ---------------    ---------------    -----------    ----------
December 31, 2001
Total property and liability
 insurance earned premium       $ 380,178    $       442,888    $     1,396,211    $ 1,333,501         104.7%
December 31, 2000
Total property and liability
 insurance earned premium       $ 138,982    $       121,527    $     1,145,142    $ 1,162,597          98.5%
December 31, 1999
Total property and liability
 insurance earned premium       $  73,822    $        45,292    $     1,042,921    $ 1,071,451          97.3%

INDEX TO EXHIBITS


Exhibit No.                                                                 Page
-----------                                                                 ----

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

      *10.2 Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. and Joseph V. Taranto dated February 15, 2000, incorporated herein by reference to Exhibit 10.29 to Everest Re Group,

                Ltd. Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K")

      *10.3 Change of Control Agreement with Joseph V. Taranto effective July 15, 1998, incorporated herein by reference to Exhibit 10.22 to the second quarter 1998 10-Q

      *10.4 Amendment of Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. and Joseph V. Taranto dated February 15, 2000, incorporated herein by reference to Exhibit 10.30 to the 1999 10-K

       10.5 Credit Agreement Between Everest Reinsurance Holdings, Inc., the Lenders Named Therein and First Union National Bank dated December 21, 1999 providing for a $150 million Senior Revolving Credit Facility, incorporated herein by reference to Exhibit 10.30 to Everest Reinsurance Holdings, Inc. Form 8-K filed on December 28, 1999

       10.6 First Amendment to Credit Agreement dated as of December 21, 1999 between Everest Reinsurance Holdings, Inc., the Lenders Named Therein and First Union National Bank, incorporated herein by reference to Exhibit 10.19 to Everest Re Group, Ltd. Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 10-K")

       10.7 Parent Guaranty dated February 24, 2000 made by Everest Re Group, Ltd. in favor of the Lenders under Everest Reinsurance Holdings, Inc.'s Credit Facility, incorporated herein by reference to Exhibit 10.33 to the 1999 10-K

       10.8 Guarantor Consent dated December 18, 2000 made by Everest Re Group, Ltd. in favor of the Lenders under Everest Reinsurance Holdings, Inc.'s Credit Facility, incorporated herein by reference to Exhibit 10.21 to the 2000 10-K

       10.9 Stock Purchase Agreement between The Prudential Insurance Company of America and Everest Reinsurance Holdings, Inc. for the sale of common stock of Gibraltar Casualty Company dated February 24, 2000, incorporated herein by reference to Exhibit 10.32 to the 1999 10-K

      10.10 Amendment No. 1 to Stock Purchase Agreement between The Prudential Insurance Company of America and Everest Reinsurance Holdings, Inc. for the sale of common stock of Gibraltar Casualty Company dated August 8, 2000, incorporated herein by reference to
                Exhibit 10.1 to the Everest Re Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

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

     *10.14 Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated March 30, 2001, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Report on Form 10-Q for the quarter ended March 31, 2001 (the "first quarter 2001 10-Q")

     *10.15 Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated April 20, 2001, incorporated herein by reference to Exhibit 10.2 to the first quarter 2001 10-Q.

     *10.16 Amendment of Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated March 30, 2001, incorporated herein by reference to Exhibit 10.3 to the first quarter 2001 10-Q

       23.1     Consent of PricewaterhouseCoopers LLP, filed herewith


--------------------------
* Management contract or compensatory plan or arrangement.