Form 10-Q
period 2002-03-31
EVEREST REINSURANCE HOLDINGS INC
filed 2002-05-10
CIK 914748

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                   Commission File Number:
    March 31, 2002                                              1-13816
----------------------                                   -----------------------

                       Everest Reinsurance Holdings, Inc.
                    -----------------------------------------
             (Exact name of Registrant as specified in its charter)

       Delaware                                              22-3263609
------------------------                            ----------------------------
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

                                                    Number of Shares Outstanding
           Class                                          at May 10, 2002
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

                       EVEREST REINSURANCE HOLDINGS, INC.

                               Index To Form 10-Q

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------

                                                                            Page
                                                                            ----
ITEM 1.  FINANCIAL STATEMENTS
         --------------------

         Consolidated Balance Sheets at March 31, 2002 (unaudited)
          and December 31, 2001                                                3

         Consolidated Statements of Operations and Comprehensive
          Income for the three months ended March 31, 2002 and
          2001 (unaudited)                                                     4

         Consolidated Statements of Changes in Stockholders' Equity
          for the three months ended March 31, 2002 and 2001 (unaudited)       5

         Consolidated Statements of Cash Flows for the three months
          ended March 31, 2002 and 2001 (unaudited)                            6

         Notes to Consolidated Interim Financial Statements                    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS                                            15
         -------------------------


                                     PART II

                                OTHER INFORMATION
                                -----------------

ITEM 1.  LEGAL PROCEEDINGS                                                    21
         -----------------

ITEM 5.  OTHER INFORMATION                                                  None
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     21
         --------------------------------

Part I - Item 1

                       EVEREST REINSURANCE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except par value per share)

                                                  March 31,        December 31,
                                                 ------------      ------------
                                                     2002              2001
                                                 ------------      ------------
                                                          (unaudited)
ASSETS:
Fixed maturities - available for sale,
 at market value (amortized cost: 2002,
 $3,985,456; 2001, $4,051,833)                   $  4,053,350      $  4,186,923
Equity securities, at market value
 (cost: 2002, $69,984; 2001, $66,412)                  70,959            67,453
Short-term investments                                175,239           115,850
Other invested assets                                  29,252            32,039
Cash                                                   85,020            67,509
                                                 ------------      ------------
   Total investments and cash                       4,413,820         4,469,774

Accrued investment income                              68,043            64,972
Premiums receivable                                   514,421           454,548
Reinsurance receivables                             1,502,138         1,471,357
Funds held by reinsureds                              134,742           149,710
Deferred acquisition costs                            125,749           114,948
Prepaid reinsurance premiums                           69,734            48,100
Deferred tax asset                                    177,223           178,476
Other assets                                          159,329            60,496
                                                 ------------      ------------
TOTAL ASSETS                                     $  7,165,199      $  7,012,381
                                                 ============      ============

LIABILITIES:
Reserve for losses and adjustment expenses       $  4,335,370      $  4,274,335
Unearned premium reserve                              550,861           473,308
Funds held under reinsurance treaties                 315,169           308,811
Losses in the course of payment                        85,864            83,360
Contingent commissions                                  3,216             3,345
Other net payable to reinsurers                        75,607           132,252
Current federal income taxes                          (23,738)          (30,365)
8.5% Senior notes due 3/15/2005                       249,715           249,694
8.75% Senior notes due 3/15/2010                      199,097           199,077
Revolving credit agreement borrowings                 105,000           105,000
Interest accrued on debt and borrowings                 2,241            11,944
Other liabilities                                     153,203            90,211
                                                 ------------      ------------
          Total liabilities                         6,051,605         5,900,972
                                                 ------------      ------------

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 200 million
 shares authorized; 1,000 shares issued in
 2002 and 2001                                            -                 -
Additional paid-in capital                            259,024           258,775
Accumulated other comprehensive income,
 net of deferred income taxes of $16.9
 million in 2002 and $40.8 million in 2001             31,624            76,003
Retained earnings                                     822,946           776,631
                                                 ------------      ------------
   Total stockholder's equity                       1,113,594         1,111,409
                                                 ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY       $  7,165,199      $  7,012,381
                                                 ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                (Dollars in thousands, except per share amounts)

                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                      2002             2001
                                                   -----------      -----------
                                                           (unaudited)
REVENUES:
Premiums earned                                    $   458,118      $   327,992
Net investment income                                   64,799           67,362
Net realized capital gain (loss)                         1,039           (4,789)
Net derivative (expense)                                  (250)              -
Other income                                             1,578              646
                                                   -----------      -----------
Total revenues                                         525,284          391,211
                                                   -----------      -----------

CLAIMS AND EXPENSES:
Incurred loss and loss adjustment expenses             325,713          242,448
Commission, brokerage, taxes and fees                  114,487           81,853
Other underwriting expenses                             13,501           11,998
Interest expense on senior notes                         9,728            9,724
Interest expense on credit facility                        909            2,697
                                                   -----------      -----------
Total claims and expenses                              464,338          348,720
                                                   -----------      -----------

INCOME BEFORE TAXES                                     60,946           42,491

Income tax expense                                      14,631            8,900
                                                   -----------      -----------

NET INCOME                                         $    46,315      $    33,591
                                                   ===========      ===========

Other comprehensive (loss) income,
 net of tax                                            (44,379)          30,807
                                                   -----------      -----------

COMPREHENSIVE INCOME                               $     1,936      $    64,398
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

                       EVEREST REINSURANCE HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDER'S EQUITY
                (Dollars in thousands, except per share amounts)

                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                      2002             2001
                                                   -----------      -----------
                                                           (unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period                             1,000            1,000
Issued during the period                                    -                -
                                                   -----------      -----------
Balance, end of period                                   1,000            1,000
                                                   ===========      ===========

COMMON STOCK (par value):
Balance, beginning of period                       $        -       $        -
Common stock retired during the period                      -                -
                                                   -----------      -----------
Balance, end of period                                      -                -
                                                   -----------      -----------

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period                           258,775          255,359
Common stock issued during the period                      249              946
                                                   -----------      -----------
Balance, end of period                                 259,024          256,305
                                                   -----------      -----------

ACCUMULATED OTHER COMPREHENSIVE INCOME,
 NET OF DEFERRED INCOME TAXES:
Balance, beginning of period                            76,003           56,747
Net (decrease) increase during the period              (44,379)          30,807
                                                   -----------      -----------
Balance, end of period                                  31,624           87,554
                                                   -----------      -----------

RETAINED EARNINGS:
Balance, beginning of period                           776,631          738,381
Net income                                              46,315           33,591
                                                   -----------      -----------
Balance, end of period                                 822,946          771,972
                                                   -----------      -----------

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD          $ 1,113,594      $ 1,115,831
                                                   ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                      2002             2001
                                                   -----------      -----------
                                                           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $    46,315      $    33,591
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  (Increase) in premiums receivable                    (60,544)         (17,592)
  Increase (decrease) in funds held, net                21,413           (4,041)
  (Increase) in reinsurance receivables                (31,693)          (7,395)
  Increase in deferred tax asset                        25,157            1,721
  Increase (decrease) in reserve for
   losses and loss adjustment expenses                  64,863           (1,509)
  Increase in unearned premiums                         77,731           62,472
  (Increase) in other assets and
   liabilities                                        (123,550)         (37,614)
  Accrual of bond discount/amortization
   of bond premium                                      (1,791)          (1,098)
  Amortization of underwriting discount
   on senior notes                                          41               38
  Realized capital (gains) losses                       (1,039)           4,789
                                                   -----------      -----------
Net cash provided by operating activities               16,903           33,362
                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called
 - available for sale                                   98,303           44,984
Proceeds from fixed maturities sold -
 available for sale                                    187,869           21,994
Proceeds from equity securities sold                     5,370               -
Proceeds from other invested assets sold                 3,057                8
Cost of fixed maturities acquired -
 available for sale                                   (218,478)        (224,649)
Cost of equity securities acquired                      (9,227)              -
Cost of other invested assets acquired                    (191)             (62)
Net (purchases) sales of short-term
 securities                                            (59,376)         213,651
Net (decrease) increase in unsettled
 securities transactions                                (3,317)          14,499
                                                   -----------      -----------
Net cash provided by investing activities                4,010           70,425
                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued during the period                      249              946
Borrowing on revolving credit agreement                 20,000           20,000
Repayments on revolving credit agreement               (20,000)        (123,000)
                                                   -----------      -----------
Net cash provided by (used in) financing
 activities                                                249         (102,054)
                                                   -----------      -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                 (3,651)          (4,590)
                                                   -----------      -----------

Net increase (decrease) in cash                         17,511           (2,857)

Cash, beginning of period                               67,509           68,397
                                                   -----------      -----------
Cash, end of period                                $    85,020      $    65,540
                                                   ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
Income taxes paid, net                             $   (17,404)     $     2,353
Interest paid                                      $    20,299      $    22,746

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

               For the Three Months Ended March 31, 2002 and 2001

1.   GENERAL

As used in this document, "Holdings" means Everest Reinsurance Holdings, Inc., "Group" means Everest Re Group, Ltd., "Bermuda Re" means Everest Reinsurance
(Bermuda), Ltd., "Everest Re" means Everest Reinsurance Company and the "Company" means Everest Reinsurance Holdings, Inc. and its subsidiaries.

The consolidated financial statements of the Company for the three months ended March 31, 2002 and 2001 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been omitted since it is not required for interim reporting purposes. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. The results for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2001, 2000 and 1999 included in the Company's most recent Form 10-K filing.

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

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               For the Three Months Ended March 31, 2002 and 2001


Management believes that these factors continue to render reserves for asbestos and environmental losses significantly less subject to traditional actuarial methods than are reserves on other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgement of management, the facts and prevailing law reflect an exposure for the Company or its ceding companies. In connection with the acquisition of Mt. McKinley Insurance Company ("Mt. McKinley"), which has significant exposure to asbestos and environmental claims, Prudential Property and Casualty Insurance Company ("Prupac"), a subsidiary of The Prudential Insurance Company of America ("The Prudential"), provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley's reserves as of September 19, 2000 and The Prudential guaranteed Prupac's obligations to Mt. McKinley. Through March 31, 2002, cessions under this reinsurance agreement have reduced the available remaining limits to $131.3 million net of coinsurance. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm's-length consideration, all of its net insurance exposures and reserves, including allocated and unallocated loss adjustment expenses to Bermuda Re. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, depending on coverage under the Company's various reinsurance arrangements, could have a material adverse effect on the Company's future financial condition, results of operations and cash flows.

The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the three months ended March 31, 2002 and 2001:

(dollar amounts in thousands)                Three Months Ended
                                                  March 31,
                                            2002            2001
                                         ----------      ----------
Gross basis:
Beginning of period reserves             $  644,390      $  693,704
Incurred losses                              10,000          12,110
Paid losses                                 (22,612)        (15,155)
                                         ----------      ----------
End of period reserves                   $  631,778      $  690,659
                                         ==========      ==========

Net basis:
Beginning of period reserves             $  276,169      $  317,196
Incurred losses                                 628              -
Paid losses                                 (11,652)         (6,783)
                                         ----------      ----------
End of period reserves                   $  265,145      $  310,413
                                         ==========      ==========

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               For the Three Months Ended March 31, 2002 and 2001


At March 31, 2002, the gross reserves for asbestos and environmental losses were comprised of $109.2 million representing case reserves reported by ceding companies, $48.7 million representing additional case reserves established by the Company on assumed reinsurance claims, $152.5 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $321.4 million representing incurred but not reported ("IBNR") reserves.

The Company is involved from time to time in ordinary routine litigation and arbitration proceedings incidental to its business. The Company does not believe that there are any other material pending legal proceedings to which it or any of its subsidiaries or their properties are subject.

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior years, the Company, for a fee, accepted the claim payment obligation of these property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at March 31, 2002 was $147.9 million.

The Company has purchased annuities from an unaffiliated life insurance company to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at March 31, 2002 was $14.0 million.

3.   OTHER COMPREHENSIVE INCOME

The Company's other comprehensive income is comprised as follows:

(dollar amounts in thousands)                     Three Months Ended
                                                       March 31,
                                                  2002            2001
                                               ----------      ----------
Net unrealized (depreciation)
appreciation of investments, net of
deferred income taxes                         ($   43,705)     $   33,492
Currency translation adjustments, net
of deferred income taxes
                                                     (674)         (2,685)
                                               ----------      ----------
Other comprehensive (loss) income,
net of deferred income taxes                  ($   44,379)     $   30,807
                                               ==========      ==========

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               For the Three Months Ended March 31, 2002 and 2001

4.   CREDIT LINE

On December 21, 1999, the Company entered into a three-year senior revolving credit facility with a syndicate of lenders (the "Credit Facility"). First Union National Bank is the administrative agent for the Credit Facility. The Credit Facility is used for liquidity and general corporate purposes. The Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by the Company equal to either (i) the Base Rate (as defined below) or (ii) an adjusted London InterBank Offered Rate ("LIBOR") plus a margin. The Base Rate is the higher of the rate of interest established by First Union National Bank from time to time as its prime rate or the Federal Funds rate plus 0.5% per annum. On December 18, 2000, the Credit Facility was amended to extend the borrowing limit to $235.0 million for a period of 120 days. This 120-day period expired during the three months ended March 31, 2001, after which the limit reverted to $150.0 million. The amount of margin and the fees payable for the Credit Facility depends upon the Company's senior unsecured debt rating. Group has guaranteed all of the Company's obligations under the Credit Facility.

The Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1, the Company to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $850.0 million plus 25% of aggregate net income and 25% of aggregate capital contributions.

During the three months ended March 31, 2002 and 2001, the Company made payments on the Credit Facility of $20.0 million and $123.0 million, respectively, and made borrowings of $20.0 million and $20.0 million, respectively. As of March 31, 2002 and 2001, the Company had outstanding Credit Facility borrowings of $105.0 million and $132.0 million, respectively. Interest expense incurred in connection with these borrowings was $0.9 million and $2.7 million for the three months ended March 31, 2002 and 2001, respectively.

5.   SENIOR NOTES

During the first quarter of 2000, the Company completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005. Interest expense incurred in connection with these senior notes was $9.7 million and $9.7 million for the three months ended March 31, 2002 and 2001, respectively.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               For the Three Months Ended March 31, 2002 and 2001

6.   SEGMENT REPORTING

The Company, through its subsidiaries, operates in four segments: U.S. Reinsurance, U.S. Insurance, Specialty Reinsurance and International Reinsurance. The U.S. Reinsurance operation writes property and casualty treaty reinsurance through reinsurance brokers as well as directly with ceding companies within the United States, in addition to property, casualty and specialty facultative reinsurance through brokers and directly with ceding companies within the United States. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the United States. The Specialty Reinsurance operation writes accident and health, marine, aviation and surety business within the United States and worldwide through brokers and directly with ceding companies. The International Reinsurance operation writes property and casualty reinsurance through the Company's branches in London, Canada, and Singapore, in addition to foreign "home-office" business.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments principally based upon their underwriting gain or loss ("underwriting results"). The Company utilizes inter-affiliate reinsurance and such reinsurance does not impact segment results as business is reported within the segment in which the business was first produced. Underwriting results include earned premium less incurred loss and loss adjustment expenses, commission and brokerage expenses and other underwriting expenses.

The following tables present the relevant underwriting results for the operating segments for the three months ended March 31, 2002 and 2001, with all dollar values presented in thousands.

                                U.S. REINSURANCE
--------------------------------------------------------------------------------
                                                        Three Months Ended
                                                             March 31,
                                                       2002             2001
                                                    -----------      -----------
Earned premiums                                     $   172,626      $   109,110
Incurred losses and loss
 adjustment expenses                                    121,713           75,361
Commission and brokerage                                 44,846           26,530
Other underwriting expenses                               4,172            3,240
                                                    -----------      -----------
Underwriting gain                                   $     1,895      $     3,979
                                                    ===========      ===========

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               For the Three Months Ended March 31, 2002 and 2001

                                 U.S. INSURANCE
--------------------------------------------------------------------------------
                                                        Three Months Ended
                                                             March 31,
                                                       2002             2001
                                                    -----------      -----------
Earned premiums                                     $    95,364      $    52,141
Incurred losses and loss
 adjustment expenses                                     67,955           37,199
Commission and brokerage                                 22,242           13,538
Other underwriting expenses                               4,740            3,965
                                                    -----------      -----------
Underwriting gain (loss)                            $       427     ($     2,561)
                                                    ===========      ===========

                              SPECIALTY REINSURANCE
--------------------------------------------------------------------------------
                                                        Three Months Ended
                                                             March 31,
                                                       2002             2001
                                                    -----------      -----------
Earned premiums                                     $   108,341      $    93,738
Incurred losses and loss
 adjustment expenses                                     82,166           74,549
Commission and brokerage                                 31,619           23,935
Other underwriting expenses                               1,366            1,372
                                                    -----------      -----------
Underwriting (loss)                                ($     6,810)    ($     6,118)
                                                    ===========      ===========

                            INTERNATIONAL REINSURANCE
--------------------------------------------------------------------------------
                                                        Three Months Ended
                                                             March 31,
                                                       2002             2001
                                                    -----------      -----------
Earned premiums                                     $    81,787      $    73,003
Incurred losses and loss
 adjustment expenses                                     53,879           55,339
Commission and brokerage                                 15,780           17,850
Other underwriting expenses                               3,009            3,167
                                                    -----------      -----------
Underwriting gain (loss)                            $     9,119     ($     3,353)
                                                    ===========      ===========

                      EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               For the Three Months Ended March 31, 2002 and 2001


The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income, with all dollar values presented in thousands:

                                                    ----------------------------
                                                        Three Months Ended
                                                             March 31,
                                                       2002             2001
                                                    -----------      -----------
Underwriting gain (loss)                            $     4,631     ($     8,053)
Net investment income                                    64,799           67,362
Realized gain (loss)                                      1,039           (4,789)
Net derivative (expense)                                   (250)              -
Corporate expenses                                         (214)            (254)
Interest expense                                        (10,637)         (12,421)
Other income                                              1,578              646
                                                    -----------      -----------
Income before taxes                                 $    60,946      $    42,491
                                                    ===========      ===========

The Company writes premium in the United States and international markets. The revenues, net income and identifiable assets of the individual foreign countries in which the Company writes business are not material to the Company's financial condition, results of operations and cash flows.

7.   DERIVATIVES

The Company has in its product portfolio a credit default swap contract, which provides credit default protection on a portfolio of securities. This contract meets the definition of a derivative under Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The Company's position in this contract is unhedged and is accounted for as a derivative in accordance with FAS 133. Accordingly, this contract is carried at fair value with changes in fair value recorded in the statement of operations.

Due to changing market conditions and defaults, the Company recorded net after-tax losses from this contract of $0.2 million in the three months ended March 31, 2002.

8.   NEW ACCOUNTING PRONOUNCEMENT

In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS 142, "Goodwill and Other Intangible Assets". FAS 142 established new accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity determine if the goodwill or other intangible asset has an indefinite useful life or a finite useful life. Those with indefinite useful lives are not be subject to amortization and must be tested annually for impairment. Those with finite useful lives are subject to amortization and must be tested annually for impairment.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               For the Three Months Ended March 31, 2002 and 2001

This statement is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. The Company adopted FAS 142 on January 1, 2002. The implementation of this statement has not had a material impact on the financial position, results of operations or cash flows of the Company.

9.   RELATED-PARTY TRANSACTIONS

During the normal course of business, the Company, through its affiliates, engages in what management believes to be arm's-length reinsurance and brokerage and commission business transactions with companies controlled by or affiliated with its outside directors. Such transactions, individually and in the aggregate, are immaterial to the Company's financial condition, results of operations and cash flows.

The Company engages in business transactions with Group and Bermuda Re. Effective January 1, 2002, Everest Re and Bermuda Re entered into a Quota Share Reinsurance Agreement, for what management believes to be arm's-length consideration, whereby Everest Re cedes 20% of the net retained liability on all new and renewal policies written during the term of this agreement. Effective January 1, 2002, Everest Re, Everest National Insurance Company and Everest Security Insurance Company entered into an Excess of Loss Reinsurance Agreement with Bermuda Re, for what management believes to be arm's-length consideration, covering workers' compensation losses occurring on and after January 1, 2002, as respects new, renewal and in force policies effective on that date. Bermuda Re is liable for any loss exceeding $100,000 per occurrence, with its liability not to exceed $150,000 per occurrence. Effective October 1, 2001, Everest Re and Bermuda Re entered into a loss portfolio reinsurance agreement, whereby Everest Re transferred all of it's Belgium Branch net insurance exposures and reserves to Bermuda Re for what management believes to be arm's-length consideration. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm's-length consideration, all of its net insurance exposures and reserves to Bermuda Re.

Part I - Item 2


                       EVEREST REINSURANCE HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

INDUSTRY CONDITIONS

The worldwide reinsurance and insurance businesses are highly competitive yet cyclical by product and market. The terrorist attacks on September 11, 2001 (the "September 11th attacks") resulted in losses which reduced industry capacity and were of sufficient magnitude to cause most individual companies to reassess their capital position, tolerance for risk, exposure control mechanisms and the pricing terms and conditions at which they are willing to take on risk. The gradual and variable improving trend that had been apparent through 2000 and earlier in 2001 firmed significantly. This firming generally took the form of immediate and significant upward pressure on prices, more restrictive terms and conditions and a reduction of coverage limits and capacity availability. Such pressures were widespread with variability depending on the product and markets involved, but mainly depending on the characteristics of the underlying risk exposures. The magnitude of the changes was sufficient to create temporary disequilibrium in some markets as individual buyers and sellers adapted to changes in both their internal and market dynamics.

These changes reflect a reversal of the general trend from 1987 through 1999 toward increasingly competitive global market conditions across most lines of business as reflected by decreasing prices and broadening contract terms. The earlier trend resulted from a number of factors, including the emergence of significant reinsurance capacity in Bermuda, changes in the Lloyds market, consolidation and increased capital levels in the insurance and reinsurance industries, as well as the emergence of new reinsurance and financial products addressing traditional exposures in alternative fashions. Many of these factors continue to exist and may be amplified as the result of market changes since the September 11th attacks. As a result, although the Company is encouraged by the recent improvements, and more generally, current market conditions, the Company cannot predict with any reasonable certainty whether and to what extent these improvements will persist.

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

The International Reinsurance operation writes property and casualty reinsurance through the Company's branches in London, Canada, and Singapore, in addition to foreign "home-office" business.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments principally based upon their underwriting results. The Company utilizes inter-affiliate reinsurance and such reinsurance does not impact segment results as business is reported within the segment in which the business was first produced.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

PREMIUMS. Gross premiums written increased 41.0% to $590.9 million in the three months ended March 31, 2002 from $418.9 million in the three months ended March 31, 2001 as the Company took advantage of selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 56.3% ($71.6 million) increase in the U.S. Insurance operation, principally attributable to growth in workers' compensation insurance, a 50.3% ($60.8 million) increase in the U.S. Reinsurance operation primarily reflecting growth across casualty lines, a 23.7% ($17.9 million) increase in the International Reinsurance operation, mainly attributable to growth in the London, Canada and Latin American markets and a 22.7% ($21.7 million) increase in the Specialty Reinsurance operation, principally attributable to growth in medical stop loss business, a component of A&H writings. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $76.8 million in the three months ended March 31, 2002 from $32.1 million in the three months ended March 31, 2001. This increase was principally attributable to $38.0 million of ceded premiums relating to a Quota Share Reinsurance Agreement between Everest Re and Bermuda Re, whereby
Everest Re cedes 20% of its net retained liability on all new and renewal policies written during the term of this agreement, and from an Excess of Loss Agreement between Everest Re, Everest National Insurance Company and Everest Security Insurance Company and Bermuda Re, whereby Bermuda Re assumes liability for primary insurance workers' compensation losses exceeding $100,000 per occurrence, with its liability not to exceed $150,000 per occurrence.

Net premiums written increased by 32.9% to $514.1 million in the three months ended March 31, 2002 from $386.8 million in the three months ended March 31, 2001. This increase was consistent with the increase in gross premiums written, partially offset by the increase in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 39.7% to $458.1 million in the three months ended March 31, 2002 from $328.0 million in the three months ended March 31, 2001. Contributing to this increase was an 82.9% ($43.2 million) increase in the U.S. Insurance operation, a 58.2% ($63.5 million) increase in the U.S. Reinsurance operation, a 15.6% ($14.6 million) increase in the Specialty Reinsurance operation and a 12.0% ($8.8 million) increase in the International Reinsurance operation. All of these changes reflect period to period changes in net written premiums and business mix together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting and earnings and loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

EXPENSES. Incurred loss and loss adjustment expenses ("LAE") increased by 34.3% to $325.7 million in the three months ended March 31, 2002 from $242.4 million in the three months ended March 31, 2001. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned and also reflects the impact of changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which include the impact of both current period events, and favorable and unfavorable development on prior period events and are net of reinsurance. A catastrophe is an event that causes a pre-tax loss on property exposures of at least $5.0 million and has an event date of January 1, 1988 or later. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program, were $1.4 million in the three months ended March 31, 2002 compared to net catastrophe losses of $14.9 million in the three months ended March 31, 2001. Incurred losses and LAE for the three months ended March 31, 2002 reflected ceded losses and LAE of $60.4 million compared to ceded losses and LAE in the three months ended March 31, 2001 of $32.6 million, with the increase principally attributable to $24.0 million of ceded losses and LAE in the three months ended March 31, 2002 relating to the reinsurance transactions between the Company and Bermuda Re noted earlier.

Contributing to the increase in incurred losses and LAE in the three months ended March 31, 2002 from the three months ended March 31, 2001 were an 82.7% ($30.8 million) increase in the U.S. Insurance operation principally reflecting increased premium volume coupled with changes in this segments specific reinsurance programs, a 61.5% ($46.4 million) increase in the U.S. Reinsurance operation and a 10.2% ($7.6 million) increase in the Specialty Reinsurance operation principally attributable to increased premium volume in A&H business. These increases were partially offset by a 2.6% ($1.5 million) decrease in the International Reinsurance operation. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss and LAE ratio ("loss ratio"), which is calculated by dividing incurred losses and LAE by premiums earned, decreased by 2.8 percentage points to 71.1% in the three months ended March 31, 2002 from 73.9% in the three months ended March 31, 2001 reflecting the incurred losses and LAE discussed above. The following table shows the loss ratios for each of the Company's operating segments for the three months ended March 31, 2002 and 2001. The loss ratios for all operations were impacted by the factors noted above.

                          Operating Segment Loss Ratios
--------------------------------------------------------------------------------
        Segment                                     2002                    2001
--------------------------------------------------------------------------------
U.S. Reinsurance                                    70.5%                   69.1%
U.S. Insurance                                      71.3%                   71.3%
Specialty Reinsurance                               75.8%                   79.5%
International Reinsurance                           65.9%                   75.8%

Underwriting expenses increased by 36.4% to $128.0 million in the three months ended March 31, 2002 from $93.9 million in the three months ended March 31,
2001. Commission, brokerage, taxes and fees increased by $32.6 million, principally reflecting increases in premium volume and changes in the mix of business. Other underwriting expenses increased by $1.5 million as the Company has expanded its business volume and operations. Contributing to these underwriting expense increases were a 64.7% ($19.2 million) increase in the U.S. Reinsurance operation, a 54.2% ($9.5 million) increase in the U.S. Insurance operation and a 30.3% ($7.7 million) increase in the Specialty Reinsurance operation. These increases were partially offset by a 10.6% ($2.2 million) decrease in the International Reinsurance operation. The changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance and the underwriting performance of the underlying business. The Company's expense ratio, which is calculated by dividing underwriting expenses by premiums earned, was 27.9% for the three months ended March 31, 2002 compared to 28.6% for the three months ended March 31, 2001.

The Company's combined ratio, which is the sum of the loss and expense ratios, decreased by 3.5 percentage points to 99.0% in the three months ended March 31, 2002 compared to 102.5% in the three months ended March 31, 2001. The following table shows the combined ratios for each of the Company's operating segments for the three months ended March 31, 2002 and 2001. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

                        Operating Segment Combined Ratios
--------------------------------------------------------------------------------
        Segment                                     2002                    2001
--------------------------------------------------------------------------------
U.S. Reinsurance                                    98.9%                   96.4%
U.S. Insurance                                      99.6%                  104.9%
Specialty Reinsurance                              106.3%                  106.5%
International Reinsurance                           88.9%                  104.6%

INVESTMENT RESULTS. Net investment income decreased 3.8% to $64.8 million in the three months ended March 31, 2002 from $67.4 million in the three months ended March 31, 2001, principally reflecting the effects of the lower interest rate environment, partially offset by the effect of investing the $287.3 million of cash flow from operations in the twelve months ended March 31, 2002. The following table shows a comparison of various investment yields as of March 31, 2002 and December 31, 2001, respectively, and for the periods ended March 31, 2002 and 2001, respectively.

                                                                2002        2001
                                                                ----------------
Imbedded pre-tax yield of cash and invested
 assets at March 31, 2002 and December 31, 2001                  6.0%        6.0%
Imbedded after-tax yield of cash and invested
 assets at March 31, 2002 and December 31, 2001                  4.6%        4.6%
Annualized pre-tax yield on average cash and
 invested assets for the three months ended
 March 31, 2002 and 2001                                         6.0%        6.5%
Annualized after-tax yield on average cash and
 invested assets for the three months ended
 March 31, 2002 and 2001                                         4.6%        4.9%

Net realized capital gains were $1.0 million in the three months ended March 31, 2002, reflecting realized capital gains on the Company's investments of $7.4 million, partially offset by $6.4 million of realized capital losses, which included $3.8 million relating to write-downs in the value of securities deemed to be other than temporary, compared to net realized capital losses of $4.8 million in the three months ended March 31, 2001. The net realized capital losses in the three months ended March 31, 2001 reflected realized capital losses of $5.0 million, partially offset by $0.2 million of realized capital gains.

Interest expense for the three months ended March 31, 2002 was $10.6 million compared to $12.4 million for the three months ended March 31, 2001. Interest expense for the three months ended March 31, 2002 reflects $9.7 million relating to the Company's issuance of senior notes and $0.9 million relating to the Company's borrowings under it's revolving credit facility. Interest expense for the three months ended March 31, 2001 reflects $9.7 million relating to the Company's issuance of senior notes and $2.7 million relating to the Company's borrowings under its revolving credit facility.

Other income for the three months ended March 31, 2002 was $1.6 million compared to $0.6 million for the three months ended March 31, 2001. Significant contributors to other income for the three months ended March 31, 2002 were foreign exchange gains as well as financing fees, offset by the amortization of deferred expenses relating to the Company's issuance of senior notes in 2000. Other income for the three months ended March 31, 2001 principally included foreign exchange gains and financing fees. The foreign exchange gains for both periods are attributable to fluctuations in foreign currency exchange rates.

The Company has a credit default swap which transaction meets the definition of a derivative under FAS 133. Net derivative expense, essentially reflecting changes in fair value, from this transaction for the three months ended March 31, 2002 was $0.3 million compared to $0.0 million for the three months ended March 31, 2001.

INCOME TAXES. The Company recognized income tax expense of $14.6 million in the three months ended March 31, 2002 compared to $8.9 million in the three months ended March 31, 2001 principally reflecting improved underwriting results, decreased interest expense and taxable capital gains.

NET INCOME. Net income was $46.3 million in the three months ended March 31, 2002 compared to $33.6 million in the three months ended March 31, 2001. This increase generally reflects the improved underwriting results and decreased interest expense.

MARKET SENSITIVE INSTRUMENTS. The Company's risks associated with market sensitive instruments have not changed materially since the period ended December 31, 2001.

SAFE HARBOR DISCLOSURE. This report contains forward-looking statements within the meaning of the U.S. federal securities laws. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as "may", "will", "should", "could", "anticipate", "estimate", "expect", "plan", "believe", "predict", "potential" and "intend". Forward-looking statements contained in this report include information regarding the Company's reserves for losses and LAE and estimates of the Company's catastrophe exposure. Forward-looking statements only reflect the Company's expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from the Company's expectations. Important factors that could cause actual events or results to be materially different from the Company's expectations include those discussed below under the caption "Risk Factors". The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART II - ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibit Index:

         Exhibit No.         Description                                Location
         -----------         -----------                                --------

         None


b) There were no reports on Form 8-K filed during the three-month period ending March 31, 2002.

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

                                         Everest Reinsurance Holdings, Inc.
                                                   (Registrant)





                                     /S/ STEPHEN L. LIMAURO
                                         ---------------------------------------
                                         Stephen L. Limauro
                                         Duly Authorized Officer, Executive Vice
                                         President and Chief Financial Officer







Dated:  May 10, 2002