Form 10-Q
period 2002-06-30
EVEREST REINSURANCE HOLDINGS INC
filed 2002-08-13
CIK 914748

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                   Commission File Number:
  JUNE 30, 2002                                                 1-13816
---------------------                                    -----------------------

                       EVEREST REINSURANCE HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


       DELAWARE                                            22-3263609
------------------------                            ----------------------------
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

                                                    Number of Shares Outstanding
                Class                                    at August 13, 2002
                -----                               ----------------------------

Common Stock,      $.01 par value                               1,000


The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

                       EVEREST REINSURANCE HOLDINGS, INC.

                               INDEX TO FORM 10-Q

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------

                                                                            PAGE
ITEM 1.  FINANCIAL STATEMENTS                                               ----
         --------------------

         Consolidated Balance Sheets at June 30, 2002  (unaudited)
           and December 31, 2001                                               3

         Consolidated Statements of Operations and Comprehensive Income
           for the three months and six months ended June 30,
           2002 and 2001(unaudited)                                            4

         Consolidated Statements of Changes in Stockholders' Equity for
           the three months and six months ended June 30, 2002
           and 2001 (unaudited)                                                5

         Consolidated Statements of Cash Flows for the three months and six
           months ended June 30, 2002 and 2001 (unaudited)                     6

         Notes to Consolidated Interim Financial Statements                    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------
         OF FINANCIAL CONDITION AND RESULTS OF OPERATION                      15
         -----------------------------------------------


                                     PART II

                                OTHER INFORMATION
                                -----------------

ITEM 1.  LEGAL PROCEEDINGS                                                    25
         -----------------

ITEM 5.  OTHER INFORMATION                                                  None
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     25
         --------------------------------

Part I - Item 1

                       EVEREST REINSURANCE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except par value per share)


                                                                   June 30,            December 31,
                                                                --------------        -------------
                                                                     2002                  2001
                                                                --------------        -------------
ASSETS:                                                           (unaudited)
Fixed maturities - available for sale, at market value
 (amortized cost: 2002, $4,122,353; 2001, $4,051,833)           $    4,243,924        $   4,186,923
Equity securities, at market value
 (cost: 2002, $56,439; 2001, $66,412)                                   52,753               67,453
Short-term investments                                                 176,704              115,850
Other invested assets                                                   31,638               32,039
Cash                                                                   116,297               67,509
                                                                --------------        -------------
   Total investments and cash                                        4,621,316            4,469,774

Accrued investment income                                               64,875               64,972
Premiums receivable                                                    553,339              454,548
Reinsurance receivables                                              1,547,059            1,471,357
Funds held by reinsureds                                               129,416              149,710
Deferred acquisition costs                                             134,950              114,948
Prepaid reinsurance premiums                                            89,858               48,100
Deferred tax asset                                                     193,584              178,476
Other assets                                                            81,736               60,496
                                                                --------------        -------------
TOTAL ASSETS                                                    $    7,416,133        $   7,012,381
                                                                ==============        =============

LIABILITIES:
Reserve for losses and adjustment expenses                      $    4,428,187        $   4,274,335
Unearned premium reserve                                               639,747              473,308
Funds held under reinsurance treaties                                  322,577              308,811
Losses in the course of payment                                         49,101               83,360
Contingent commissions                                                   4,300                3,345
Other net payable to reinsurers                                         79,674              132,252
Current federal income taxes                                              (812)             (30,365)
8.5% Senior notes due 3/15/2005                                        249,736              249,694
8.75% Senior notes due 3/15/2010                                       199,117              199,077
Revolving credit agreement borrowings                                  105,000              105,000
Interest accrued on debt and borrowings                                 11,910               11,944
Other liabilities                                                      156,182               90,211
                                                                --------------        -------------
   Total liabilities                                                 6,244,719            5,900,972
                                                                --------------        -------------



STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 200 million shares authorized;
 1,000 shares issued in 2002 and 2001                                        -                    -
Additional paid-in capital                                             259,411              258,775
Accumulated other comprehensive income, net of
 deferred income taxes of $35.7 million in 2002 and $40.8
 million in 2001                                                        66,509               76,003
Retained earnings                                                      845,494              776,631
                                                                --------------        -------------
   Total stockholder's equity                                        1,171,414            1,111,409
                                                                --------------        -------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                      $    7,416,133        $   7,012,381
                                                                ==============        =============



The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                (Dollars in thousands, except per share amounts)



                                                                   Three Months Ended                Six Months Ended
                                                                         June 30,                         June 30,
                                                               ----------------------------     ---------------------------
                                                                   2002            2001            2002            2001
                                                               -------------    -----------     -----------     -----------
                                                                       (unaudited)                       (unaudited)
REVENUES:
Premiums earned                                                $     451,607    $   389,382     $   909,725     $   717,374
Net investment income                                                 65,472         68,747         130,271         136,109
Net realized capital (loss) gain                                     (39,909)         4,084         (38,870)           (705)
Net derivative (expense)                                                   -              -            (250)              -
Other (expense) income                                                (6,059)           816          (4,481)          1,462
                                                               -------------    -----------     -----------     -----------
Total revenues                                                       471,111        463,029         996,395         854,240
                                                               -------------    -----------     -----------     -----------

CLAIMS AND EXPENSES:
Incurred loss and loss adjustment expenses                           312,437        288,541         638,150         530,989
Commission, brokerage, taxes and fees                                110,748         96,826         225,235         178,679
Other underwriting expenses                                           15,898         14,250          29,399          26,248
Interest expense on senior notes                                       9,728          9,726          19,456          19,450
Interest expense on credit facility                                      853          1,819           1,762           4,516
                                                               -------------    -----------     -----------     -----------
Total claims and expenses                                            449,664        411,162         914,002         759,882
                                                               -------------    -----------     -----------     -----------

INCOME BEFORE TAXES                                                   21,447         51,867          82,393          94,358

Income tax (benefit) expense                                          (1,101)        12,105          13,530          21,005
                                                               -------------    -----------     -----------     -----------

NET INCOME                                                     $      22,548    $    39,762     $    68,863     $    73,353
                                                               =============    ===========     ===========     ===========


Other comprehensive  income (loss), net of tax                        34,885        (20,708)         (9,494)         10,099
                                                               -------------    -----------     -----------     -----------

COMPREHENSIVE INCOME                                           $      57,433    $    19,054     $    59,369     $    83,452
                                                               =============    ===========     ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDER'S EQUITY
                (Dollars in thousands, except per share amounts)



                                                                      Three Months Ended               Six Months Ended
                                                                           June 30,                        June 30,
                                                                 ---------------------------    ---------------------------
                                                                    2002             2001           2002           2001
                                                                 ------------   ------------    ------------    -----------
                                                                          (unaudited)                    (unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period                                            1,000          1,000           1,000          1,000
Issued during the period                                                    -              -               -              -
                                                                 ------------   ------------     -----------    -----------
Balance, end of period                                                  1,000          1,000           1,000          1,000
                                                                 ============   ============     ===========    ===========


COMMON STOCK (par value):
Balance, beginning of period                                     $          -   $          -     $         -    $         -
Common stock retired during the period                                      -              -               -              -
                                                                 ------------   ------------     -----------    -----------
Balance, end of period                                                      -              -               -              -
                                                                 ------------   ------------     -----------    -----------

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period                                          259,024        256,305         258,775        255,359
Common stock issued during the period                                     387          1,623             636          2,569
                                                                 ------------   ------------     -----------    -----------
Balance, end of period                                                259,411        257,928         259,411        257,928
                                                                 ------------   ------------     -----------    -----------


ACCUMULATED OTHER COMPREHENSIVE INCOME,
 NET OF DEFERRED INCOME TAXES:
Balance, beginning of period                                           31,624         87,554          76,003         56,747
Net increase (decrease)  during the period                             34,885        (20,708)         (9,494)        10,099
                                                                 ------------   ------------     -----------    -----------
Balance, end of period                                                 66,509         66,846          66,509         66,846
                                                                 ------------   ------------     -----------    -----------

RETAINED EARNINGS:
Balance, beginning of period                                          822,946        771,972         776,631        738,381
Net income                                                             22,548         39,762          68,863         73,353
                                                                 ------------   ------------     -----------    -----------
Balance, end of period                                                845,494        811,734         845,494        811,734
                                                                 ------------   ------------     -----------    -----------


TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD                        $  1,171,414   $  1,136,508    $ 1,171,414    $  1,136,508
                                                                 ============   ============    ===========    ============


The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                  Three Months Ended               Six Months Ended
                                                                        June 30,                       June 30,
                                                              --------------------------     --------------------------
                                                                 2002           2001            2002           2001
                                                              -----------    -----------     -----------    -----------
                                                                     (unaudited)                    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $    22,548    $    39,762     $    68,863    $    73,353
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  (Increase) in premiums receivable                               (37,317)       (26,133)        (97,861)       (43,725)
  Increase in funds held, net                                      11,420         21,969          32,833         17,928
  (Increase) in reinsurance receivables                           (36,866)       (47,045)        (68,559)       (54,440)
  (Increase) in deferred tax asset                                (35,131)       (35,023)         (9,974)       (33,302)
  Increase in reserve for losses and loss adjustment
   expenses                                                        73,795         72,304         138,658         70,795
  Increase in unearned premiums                                    87,737         28,000         165,468         90,472
  (Increase) decrease in other assets and liabilities             (20,542)        10,066        (144,092)       (27,548)
  Accrual of bond discount/amortization of bond premium            (2,372)        (1,434)         (4,163)        (2,532)
  Amortization of underwriting discount on senior notes                41             37              82             75
  Realized capital losses (gains)                                  39,909         (4,084)         38,870            705
                                                              -----------    -----------     -----------    -----------
Net cash provided by operating activities                         103,222         58,419         120,125         91,781
                                                              -----------    -----------     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called
 - available for sale                                              86,270         82,303         184,573        127,287
Proceeds from fixed maturities sold - available for sale          264,761        189,145         452,630        211,139
Proceeds from equity securities sold                               14,570         28,949          19,940         28,949
Proceeds from other invested assets sold                                3             15           3,060             23
Cost of fixed maturities acquired - available for sale           (514,406)      (308,492)       (732,884)      (533,141)
Cost of equity securities acquired                                    (71)       (20,027)         (9,298)       (20,027)
Cost of other invested assets acquired                             (1,648)          (446)         (1,839)          (508)
Net (purchases) sales of short-term securities                     (1,207)      (138,288)        (60,583)        75,363
Net increase in unsettled securities transactions                  70,970         57,560          67,653         72,059
                                                              -----------    -----------     -----------    -----------
Net cash (used in) investing activities                           (80,758)      (109,281)        (76,748)       (38,856)
                                                              -----------    -----------     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued during the period                                 387          1,623             636          2,569
Borrowing on revolving credit agreement                                 -          2,000          20,000         22,000
Repayments on revolving credit agreement                                -              -         (20,000)      (123,000)
                                                              -----------    -----------     -----------    -----------
Net cash provided by (used in) financing activities                   387          3,623             636        (98,431)
                                                              -----------    -----------     -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             8,426         (2,636)          4,775         (7,226)
                                                              -----------    -----------     -----------    -----------
Net increase (decrease) in cash                                    31,277        (49,875)         48,788        (52,732)

Cash, beginning of period                                          85,020         65,540          67,509         68,397
                                                              -----------    -----------     -----------    -----------
Cash, end of period                                           $   116,297    $    15,665     $   116,297    $    15,665
                                                              ===========    ===========     ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH TRANSACTIONS:
Income taxes paid, net                                        $    10,709    $    49,416     $    (6,695)   $    51,769
Interest paid                                                 $       871    $     1,987     $    21,170    $    24,657


The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

1.       GENERAL

As used in this document, "Holdings" means Everest Reinsurance Holdings, Inc., "Group" means Everest Re Group, Ltd., "Bermuda Re" means Everest Reinsurance
(Bermuda), Ltd., "Everest Re" means Everest Reinsurance Company and the "Company" means Everest Reinsurance Holdings, Inc. and its subsidiaries.

The consolidated financial statements of the Company for the three and six months ended June 30, 2002 and 2001 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been omitted since it is not required for interim reporting purposes. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. The results for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2001, 2000 and 1999 included in the Company's most recent Form 10-K filing.

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

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


Management believes that these factors continue to render reserves for asbestos and environmental losses significantly less subject to traditional actuarial methods than are reserves on other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgement of management, the facts and prevailing law reflect an exposure for the Company or its ceding companies. In connection with the acquisition of Mt. McKinley Insurance Company ("Mt. McKinley"), which has significant exposure to asbestos and environmental claims, Prudential Property and Casualty Insurance Company ("Prupac"), a subsidiary of The Prudential Insurance Company of America ("The Prudential"), provided reinsurance to Mt. McKinley covering 80.0% ($160 million) of the first $200 million of any adverse development of Mt. McKinley's reserves as of September 19, 2000 and The Prudential guaranteed Prupac's obligations to Mt. McKinley. Through June 30, 2002, cessions under this reinsurance agreement have reduced the available remaining limits to $126.4 million net of coinsurance. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm's-length consideration, all of its net insurance exposures and reserves, including allocated and unallocated loss adjustment expenses to Bermuda Re. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, depending on coverage under the Company's various reinsurance arrangements, could have a material adverse effect on the Company's future financial condition, results of operations and cash flows.

The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the three and six months ended June 30, 2002 and 2001:

(dollar amounts in thousands)                     Three Months Ended                  Six Months Ended
                                                       June 30,                           June 30,
                                                2002              2001             2002             2001
                                            -------------------------------------------------------------
Gross basis:
Beginning of period reserves                $  631,778        $  690,659      $  644,390       $  693,704
Incurred losses                                 20,000             5,000          30,000           17,110
Paid losses                                    (12,676)          (21,732)        (35,288)         (36,887)
                                            -------------------------------------------------------------


End of period reserves                      $  639,102        $  673,927      $  639,102       $  673,927
                                            =============================================================


Net basis:
Beginning of period reserves                $  265,145        $  310,413      $  276,169       $  317,196
Incurred losses                                  1,257                 -           1,885                -
Paid losses                                    (3,800)           (11,655)        (15,452)         (18,438)
                                            -------------------------------------------------------------

End of period reserves                      $  262,602        $  298,758      $  262,602       $  298,758
                                            =============================================================

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


At June 30, 2002, the gross reserves for asbestos and environmental losses were comprised of $109.5 million representing case reserves reported by ceding companies, $52.1 million representing additional case reserves established by the Company on assumed reinsurance claims, $144.8 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $332.7 million representing incurred but not reported ("IBNR") reserves.

The Company is involved from time to time in ordinary routine litigation and arbitration proceedings incidental to its business. The Company does not believe that there are any other material pending legal proceedings to which it or any of its subsidiaries or their properties are subject.

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior years, the Company, for a fee, accepted the claim payment obligation of these property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at June 30, 2002 was $148.7 million.

The Company has purchased annuities from an unaffiliated life insurance company with an A+ (superior) rating from A.M. Best to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at June 30, 2002 was $14.2 million.

3.       OTHER COMPREHENSIVE INCOME

The Company's other comprehensive income is comprised as follows:

(dollar amounts in thousands)                     Three Months Ended                  Six Months Ended
                                                        June 30,                           June 30,
                                                  2002           2001               2002             2001
                                              -------------------------------------------------------------
Net unrealized appreciation
 (depreciation) of investments, net of
 deferred income taxes                        $   31,873    ($   22,577)       ($   11,832)      $   10,915
 Currency translation adjustments, net
 of deferred income taxes
                                                   3,012          1,869              2,338             (816)
                                              -------------------------------------------------------------

Other comprehensive income (loss),
net of deferred income taxes
                                              $   34,885    ($   20,708)       ($    9,494)      $   10,099
                                              =============================================================

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

4.       CREDIT LINE

On December 21, 1999, the Company entered into a three-year senior revolving credit facility with a syndicate of lenders (the "Credit Facility"). First Union National Bank is the administrative agent for the Credit Facility. The Credit Facility is used for liquidity and general corporate purposes. The Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by the Company equal to either (i) the Base Rate (as defined below) or (ii) an adjusted London InterBank Offered Rate ("LIBOR") plus a margin. The Base Rate is the higher of the rate of interest established by First Union National Bank from time to time as its prime rate or the Federal Funds rate plus 0.5% per annum. On December 18, 2000, the Credit Facility was amended to extend the borrowing limit to $235.0 million for a period of 120 days. This 120-day period expired during the three months ended June 30, 2001, after which the limit reverted to $150.0 million. The amount of margin and the fees payable for the Credit Facility depends upon the Company's senior unsecured debt rating. Group has guaranteed the Company's obligations under the Credit Facility.

The Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1, the Company to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $850.0 million plus 25% of aggregate net income and 25% of aggregate capital contributions.

During the three and six months ended June 30, 2002, the Company made payments on the Credit Facility of $0.0 million and $20.0 million, respectively, compared to the $0.0 million and $123.0 million for the three and six months ended June 30, 2001. During the three and six months ended June 30, 2002 the Company made borrowings of $0.0 million and $20.0 million, respectively, compared to the $2.0 million and $22.0 million for the three and six months ended June 30, 2001. As of June 30, 2002 and 2001, the Company had outstanding Credit Facility borrowings of $105.0 million and $134.0 million, respectively. Interest expense incurred in connection with these borrowings was $0.9 million and $1.8 million for the three months ended June 30, 2002 and 2001, respectively, and $1.7 million and $4.5 million for the six months ended June 30, 2002 and 2001, respectively.

5.       SENIOR NOTES

During the first quarter of 2000, the Company completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005.

Interest expense incurred in connection with these senior notes was $9.7 million for the three months ended June 30, 2002 and 2001, and $19.5 million for the six months ended June 30, 2002 and 2001.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

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

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments principally based upon their underwriting gain or loss ("underwriting results"). The Company utilizes inter-affiliate reinsurance and such reinsurance does not impact segment results as business is reported in the unit responsible for the business as initially written with third parties, generally within the segment in which the business was first produced. Underwriting results include earned premium less incurred loss and loss adjustment expenses, commission and brokerage expenses and other underwriting expenses.

The following tables present the relevant underwriting results for the operating segments for the three and six months ended June 30, 2002 and 2001, with all dollar values presented in thousands.

                                             U.S. REINSURANCE
--------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                 Six Months Ended
                                                      June 30,                          June 30,
                                               2002              2001            2002             2001
                                            ------------------------------------------------------------
Earned premiums                             $  132,021       $  138,553      $  304,647       $  247,663
Incurred losses and loss
 adjustment expenses                            92,430          108,031         214,143          183,392
Commission and brokerage                        35,075           37,322          79,921           63,852
Other underwriting expenses                      5,087            4,094           9,259            7,334
                                            ------------------------------------------------------------
Underwriting (loss) gain                   ($      571)     ($   10,894)     $    1,324      ($    6,915)
                                            ============================================================

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                              U.S. INSURANCE
--------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                 Six Months Ended
                                                       June 30,                          June 30,
                                                2002              2001            2002             2001
                                            ------------------------------------------------------------
Earned premiums                             $  111,132       $   68,357      $  206,496       $  120,498
Incurred losses and loss
 adjustment expenses                            74,520           49,065         142,475           86,264
Commission and brokerage                        25,785           13,990          48,027           27,528
Other underwriting expenses                      6,187            3,952          10,927            7,917
                                            ------------------------------------------------------------
Underwriting gain (loss)                    $    4,640       $    1,350      $    5,067      ($    1,211)
                                            ============================================================

                                           SPECIALTY REINSURANCE
--------------------------------------------------------------------------------------------------------
                                                  Three Months Ended                 Six Months Ended
                                                       June 30,                          June 30,
                                                 2002             2001             2002            2001
                                            ------------------------------------------------------------
Earned premiums                             $  110,206       $   99,070      $   218,547      $  192,808
Incurred losses and loss
 adjustment expenses                            84,432           73,547          166,598         148,096
Commission and brokerage                        31,712           23,630           63,331          47,565
Other underwriting expenses                      1,526            1,578            2,892           2,950
                                            ------------------------------------------------------------
Underwriting (loss) gain                   ($    7,464)      $      315     ($    14,274)    ($    5,803)
                                            ============================================================

                                         INTERNATIONAL REINSURANCE
-------------------------------------------------------------------------------------------------------

                                                  Three Months Ended                 Six Months Ended
                                                       June 30,                          June 30,
                                                 2002             2001             2002           2001
                                            -----------------------------------------------------------
Earned premiums                             $   98,248       $  83,401       $  180,035      $  156,404
Incurred losses and loss
 adjustment expenses                            61,055          57,897          114,934         113,236
Commission and brokerage                        18,176          21,884           33,956          39,734
Other underwriting expenses                      3,312           3,446            6,321           6,613
                                            -----------------------------------------------------------
Underwriting gain (loss)                    $   15,705       $     174       $   24,824     ($    3,179)
                                            ===========================================================


                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income, with all dollar values presented in thousands:

                                     --------------------------------------------------------------------
                                           Three Months Ended                        Six Months Ended
                                                 June 30,                                June 30,
                                          2002               2001                2002               2001
                                     --------------------------------------------------------------------

Underwriting gain (loss)             $   12,310        ($     9,055)        $   16,941        ($   17,108)
Net investment income                    65,472              68,747            130,271            136,109
Realized (loss) gain                    (39,909)              4,084            (38,870)              (705)
Net derivative (expense)                      -                   -               (250)                 -
Corporate expenses                          214              (1,180)                 -             (1,434)
Interest expense                        (10,581)            (11,545)           (21,218)           (23,966)
Other (expense) income                   (6,059)                816             (4,481)             1,462
                                     --------------------------------------------------------------------
Income before taxes                  $   21,447         $    51,867         $   82,393         $   94,358
                                     ====================================================================

The Company writes premium in the United States and international markets. The revenues, net income and identifiable assets of the individual foreign countries in which the Company writes business are not material to the Company's financial condition, results of operations and cash flows.

7.       DERIVATIVES

The Company has in its product portfolio a credit default swap contract, which it no longer offers. This contract meets the definition of a derivative under Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The Company's position in this contract is unhedged and is accounted for as a derivative in accordance with FAS 133. Accordingly, this contract is carried at fair value with changes in fair value recorded in the statement of operations.

8.       NEW ACCOUNTING PRONOUNCEMENT

In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS 142, "Goodwill and Other Intangible Assets". FAS 142 established new accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity determine if the goodwill or other intangible asset has an indefinite useful life or a finite useful life. Those with indefinite useful lives are not subject to amortization and must be tested annually for impairment. Those with finite useful lives are subject to amortization and must be tested annually for impairment.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

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

The Company engages in business transactions with Group and Bermuda Re. Effective January 1, 2002, Everest Re and Bermuda Re entered into a Quota Share Reinsurance Agreement, for what management believes to be arm's-length consideration, whereby Everest Re cedes 20% of the net retained liability on all new and renewal policies written during the term of this agreement. Effective January 1, 2002, Everest Re, Everest National Insurance Company and Everest Security Insurance Company entered into an Excess of Loss Reinsurance Agreement with Bermuda Re, for what management believes to be arm's-length consideration, covering workers' compensation losses occurring on and after January 1, 2002, as respects new, renewal and in force policies effective on that date. Bermuda Re is liable for any loss exceeding $100,000 per occurrence, with its liability not to exceed $150,000 per occurrence. Effective October 1, 2001, Everest Re and Bermuda Re entered into a loss portfolio reinsurance agreement, whereby Everest Re transferred all of it's Belgium Branch net insurance exposures and reserves to Bermuda Re for what management believes to be arm's-length consideration and subsequently closed its Belgium Branch. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm's-length consideration, all of its net insurance exposures and reserves to Bermuda Re.

12.       SUBSEQUENT EVENTS

A. Between July 1, 2002 and August 6, 2002, the Company repurchased 450,000 shares of Group's common stock at an average price of $50.86 per share.

B. On July 30, 2002, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which provides for the issuance of up to $475.0 million of securities. Generally, under this shelf registration statement, Group may issue common shares, preferred shares, debt, warrants and hybrid securities, Holdings may issue debt securities and warrants and Everest Re Capital Trust may issue trust preferred securities. This shelf registration statement, once effective, will replace the existing common equity shelf registration statement of Group.

Part I - Item 2


                       EVEREST REINSURANCE HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

FINANCIAL STATEMENT CERTIFICATION

Pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934 No. 4-460, the Staff of the Securities and Exchange Commission has issued an Order requiring the principal executive officer and the principal accounting officer of certain companies to issue sworn statements certifying that the financial statements are materially truthful and complete. Although the Company is not among those companies required to submit such statements, the Company intends to voluntarily file such certifications on Form 8-K on or before August 14, 2002.

INDUSTRY CONDITIONS

The worldwide reinsurance and insurance businesses are highly competitive yet cyclical by product and market. The terrorist attacks on September 11, 2001 resulted in losses which reduced industry capacity and were of sufficient magnitude to cause most individual companies to reassess their capital position, tolerance for risk, exposure control mechanisms and the pricing terms and conditions at which they are willing to take on risk. The gradual and variable improving trend that had been apparent through 2000 and earlier in 2001 firmed significantly. This firming generally took the form of immediate and significant upward pressure on prices, more restrictive terms and conditions and a reduction of coverage limits and capacity availability. Such pressures were widespread with variability depending on the product and markets involved, but mainly depending on the characteristics of the underlying risk exposures. The magnitude of the changes was sufficient to create temporary disequilibrium in some markets as individual buyers and sellers adapted to changes in both their internal and market dynamics. Thusfar in 2002, our markets have generally continued to firm.

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

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments principally based upon their underwriting results. The Company utilizes inter-affiliate reinsurance and such reinsurance does not impact segment results as business is reported in the unit responsible for the business as initially written with third parties, generally within the segment in which the business was first produced.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

PREMIUMS. Gross premiums written increased 30.3% to $622.0 million in the three months ended June 30, 2002 from $480.9 million in the three months ended June 30, 2001 as the Company took advantage of selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 78.0% ($97.1 million) increase in the U.S. Insurance operation, principally attributable to growth in workers' compensation insurance, a 42.7% ($37.9 million) increase in the International Reinsurance operation, mainly attributable to growth in the London, Canada and Latin American markets and a 15.3% ($15.9 million) increase in the Specialty Reinsurance operation, principally attributable to growth in medical stop loss business, a component of A&H writings. These increases were partially offset by a 6.0% ($9.7 million) decrease in the U.S. Reinsurance operation principally attributable to the non-renewal of business during 2001 and early 2002. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $107.3 million in the three months ended June 30, 2002 from $65.8 million in the three months ended June 30, 2001. This increase was principally attributable to $64.6 million of ceded premiums relating to a Quota Share Reinsurance Agreement between Everest Re and Bermuda Re, whereby
Everest Re cedes 20% of its net retained liability on all new and renewal policies written during the term of this agreement, and an Excess of Loss Agreement between Everest Re, Everest National Insurance Company and Everest Security Insurance Company and Bermuda Re, whereby Bermuda Re assumes liability for primary insurance workers' compensation losses exceeding $100,000 per occurrence, with its liability not to exceed $150,000 per occurrence. Ceded premiums for the three months ended June 30, 2001 included $15.4 million in adjustment premiums relating to claims made under the 1999 accident year aggregate excess of loss element of the Company's corporate retrocessional program.

Net premiums written increased by 25.1% to $519.4 million in the three months ended June 30, 2002 from $415.0 million in the three months ended June 30, 2001. This increase was consistent with the increase in gross premiums written, partially offset by the increase in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 16.0% to $451.6 million in the three months ended June 30, 2002 from $389.4 million in the three months ended June 30, 2001. Contributing to this increase was an 62.6% ($42.8 million) increase in the U.S. Insurance operation, a 17.8% ($14.8 million) increase in the International Reinsurance operation and a 11.2% ($11.1 million) increase in the Specialty Reinsurance operation. These increases were partially offset by a 4.7% ($6.5 million) decrease in the U.S. Reinsurance operation. All of these changes reflect period to period changes in net written premiums and business mix together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting and earnings and loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

EXPENSES. Incurred loss and loss adjustment expenses ("LAE") increased by 8.3% to $312.4 million in the three months ended June 30, 2002 from $288.5 million in the three months ended June 30, 2001. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned and also reflects the impact of changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events, and are net of reinsurance. A catastrophe is an event that causes a pre-tax loss on property exposures of at least $5.0 million and has an event date of January 1, 1988 or later. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program, were $0.3 million in the three months ended June 30, 2002 compared to net catastrophe losses of $13.9 million in the three months ended June 30, 2001. Incurred losses and LAE for the three months ended June 30, 2002 reflected ceded losses and LAE of $72.8 million compared to ceded losses and LAE in the three months ended June 30, 2001 of $77.1 million. The ceded losses and LAE for the three months ended June 30, 2001 included $29.0 million of losses ceded under the 1999 accident year aggregate excess of loss component of the Company's corporate retrocessional program. Ceded losses and LAE in the three months ended June 30, 2002 include $36.1 million of ceded losses relating to the reinsurance transactions noted earlier between the Company and Bermuda Re.

Contributing to the increase in incurred losses and LAE in the three months ended June 30, 2002 from the three months ended June 30, 2001 were an 51.9% ($25.5 million) increase in the U.S. Insurance operation principally reflecting increased premium volume coupled with changes in this segments specific reinsurance programs, a 14.8% ($10.9 million) increase in the Specialty
Reinsurance operation principally attributable to increased premium volume in A&H business and a 5.5% ($3.2 million) increase in the International Reinsurance operation. These increases were partially offset by a 14.5% ($15.6 million) decrease in the U.S. Reinsurance operation, principally reflecting lower catastrophe losses. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss and LAE ratio ("loss ratio"), which is calculated by dividing incurred losses and LAE by premiums earned, decreased by 4.9 percentage points to 69.2% in the three months ended June 30, 2002 from 74.1% in the three months ended June 30, 2001 reflecting the incurred losses and LAE discussed above. The following table shows the loss ratios for each of the Company's operating segments for the three months ended June 30, 2002 and 2001. The loss ratios for all operations were impacted by the factors noted above.

                                      Operating Segment Loss Ratios
--------------------------------------------------------------------------------------------
              Segment                              2002                                2001
--------------------------------------------------------------------------------------------
U.S. Reinsurance                                   70.0%                               78.0%
U.S. Insurance                                     67.1%                               71.8%
Specialty Reinsurance                              76.6%                               74.2%
International Reinsurance                          62.1%                               69.4%

Underwriting expenses increased by 14.0% to $126.6 million in the three months ended June 30, 2002 from $111.1 million in the three months ended June 30, 2001. Commission, brokerage, taxes and fees increased by $13.9 million, principally reflecting increases in premium volume and changes in the mix of business. Other underwriting expenses increased by $1.6 million as the Company expanded its operations to support its increased business volume. Contributing to these underwriting expense increases were 78.2% ($14.0 million) increase in the U.S. Insurance operation and a 31.9% ($8.0 million) increase in the Specialty Reinsurance operation. These increases were partially offset by a 15.2% ($3.8 million) decrease in the International Reinsurance operation and a 3.0% ($1.3 million) decrease in the U.S. Reinsurance operation. The changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance, including with Bermuda Re, and the underwriting performance of the underlying business. The Company's expense ratio, which is calculated by dividing underwriting expenses by premiums earned, was 28.0% for the three months ended June 30, 2002 compared to 28.5% for the three months ended June 30, 2001.

The Company's combined ratio, which is the sum of the loss and expense ratios, decreased by 5.4 percentage points to 97.2% in the three months ended June 30, 2002 compared to 102.6% in the three months ended June 30, 2001. The following table shows the combined ratios for each of the Company's operating segments for the three months ended June 30, 2002 and 2001. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

                                    Operating Segment Combined Ratios
--------------------------------------------------------------------------------------------
              Segment                               2002                               2001
--------------------------------------------------------------------------------------------
U.S. Reinsurance                                   100.4%                             107.9%
U.S. Insurance                                      95.8%                              98.0%
Specialty Reinsurance                              106.8%                              99.7%
International Reinsurance                           84.0%                              99.8%

INVESTMENT RESULTS. Net investment income decreased 4.8% to $65.5 million in the three months ended June 30, 2002 from $68.7 million in the three months ended June 30, 2001, principally reflecting the effects of the lower interest rate environment, partially offset by the effect of investing the $332.1 million of cash flow from operations in the twelve months ended June 30, 2002. The following table shows a comparison of various investment yields as of June 30, 2002 and December 31, 2001, respectively, and for the periods ended June 30, 2002 and 2001, respectively.

                                                                    2002                2001
                                                                    ------------------------
Imbedded pre-tax yield of cash and invested
 assets at June 30, 2002 and December 31, 2001                      5.8%                6.0%
Imbedded after-tax yield of cash and invested
 assets at June 30, 2002 and December 31, 2001                      4.5%                4.6%
Annualized pre-tax yield on average cash and
 invested assets for the three months ended June 30,
 2002 and 2001                                                      5.9%                6.6%
Annualized after-tax yield on average cash and
 invested assets for the three months ended June 30,
 2002 and 2001                                                      4.6%                4.9%

Net realized capital loss was $39.9 million in the three months ended June 30, 2002, reflecting realized capital losses on the Company's investments of $55.1 million which included $53.0 million relating to write-downs in the value of securities, of which $25.7 million was for WorldCom, deemed to be impaired on an other than temporary basis, partially offset by $15.2 million of realized capital losses, compared to net realized capital gains of $4.1 million in the three months ended June 30, 2001. The net realized capital losses in the three months ended June 30, 2001 reflected realized capital losses of $16.2 million, partially offset by $20.3 million of realized capital gains which included $12.0 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis.

Interest expense for the three months ended June 30, 2002 was $10.6 million compared to $11.5 million for the three months ended June 30, 2001. Interest expense for the three months ended June 30, 2002 reflects $9.7 million relating to the Company's issuance of senior notes and $0.9 million relating to the Company's borrowings under it's revolving credit facility. Interest expense for the three months ended June 30, 2001 reflects $9.7 million relating to the Company's issuance of senior notes and $1.8 million relating to the Company's borrowings under its revolving credit facility.

Other expense for the three months ended June 30, 2002 was $6.1 million compared to other income of $0.8 million for the three months ended June 30, 2001. Significant contributors to other expense for the three months ended June 30, 2002 were foreign exchange losses, normal provision for uncollectible audit premium in the U.S. Insurance operation, increase in other liabilities related to deferred recognition of reinsurance recoveries under retroactive reinsurance between the Company and Bermuda Re and the amortization of deferred expenses relating to the Company's issuance of senior notes in 2000. Other income for the three months ended June 30, 2001 principally included foreign exchange gains and fee income. The foreign exchange gains for both periods are attributable to fluctuations in foreign currency exchange rates.

INCOME TAXES. The Company recognized income tax benefit of $1.1 million in the three months ended June 30, 2002 compared to income tax expense of $12.1 million in the three months ended June 30, 2001. The income tax benefit in 2002 reflects improved underwriting results offset by decreased investment results and increased taxable realized capital losses.

NET INCOME. Net income was $22.5 million in the three months ended June 30, 2002 compared to $39.8 million in the three months ended June 30, 2001. This decrease generally reflects the increased realized capital losses and decreased investment results, partially offset by improved underwriting results and decreased interest expense.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

PREMIUMS. Gross premiums written increased 35.3% to $1,217.5 million in the six months ended June 30, 2002 from $899.8 million in the six months ended June 30, 2001 as the Company took advantage of selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 67.0% ($168.7 million) increase in the U.S. Insurance operation, principally attributable to growth in workers' compensation insurance, a 36.9% ($60.6 million) increase in the International Reinsurance operation, mainly attributable to growth in the London, Canada and Latin American markets, a 18.8% ($37.5 million) increase in the Specialty Reinsurance operation, principally attributable to growth in medical stop loss business, a component of A&H writings and a 17.9% ($51.1 million) increase in the U.S. Reinsurance operation primarily reflecting growth across property and casualty lines. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $184.1 million in the six months ended June 30, 2002 from $97.9 million in the six months ended June 30, 2001. This increase was principally attributable to $114.1 million of ceded premiums relating to a Quota Share Reinsurance Agreement between Everest Re and Bermuda Re, whereby Everest Re cedes 20% of its net retained liability on all new and renewal policies written during the term of this agreement, and an Excess of Loss Agreement between Everest Re, Everest National Insurance Company and Everest Security Insurance Company and Bermuda Re, whereby Bermuda Re assumes liability for primary insurance workers' compensation losses exceeding $100,000 per occurrence, with its liability not to exceed $150,000 per occurrence. Ceded premiums for the three months ended June 30, 2001 included $15.4 million in adjustment premiums relating to claims made under the 1999 accident year aggregate excess of loss element of the Company's corporate retrocessional program.

Net premiums written increased by 28.9% to $1,033.5 million in the six months ended June 30, 2002 from $801.9 million in the six months ended June 30, 2001. This increase was consistent with the increase in gross premiums written, partially offset by the increase in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 26.8% to $909.7 million in the six months ended June 30, 2002 from $717.4 million in the six months ended June 30, 2001. Contributing to this increase was an 71.4% ($86.0 million) increase in the U.S. Insurance operation, a 23.0% ($57.0 million) increase in the U.S. Reinsurance operation, a 15.1% ($23.6 million) increase in the International Reinsurance operation and a 13.3% ($25.7 million) increase in the Specialty Reinsurance operation. All of these changes reflect period to period changes in net written premiums and business mix together with normal variability in earnings patterns.

EXPENSES. Incurred loss and LAE increased by 20.2% to $638.2 million in the six months ended June 30, 2002 from $531.0 million in the six months ended June 30, 2001. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned and also reflects the impact of changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which include the impact of both current period events, and favorable and unfavorable development on prior period events and are net of reinsurance. A catastrophe is an event that causes a pre-tax loss on property exposures of at least $5.0 million and has an event date of January 1, 1988 or later. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program, were $1.6 million in the six months ended June 30, 2002 compared to net catastrophe losses of $28.7 million in the six months ended June 30, 2001. Incurred losses and LAE for the six months ended June 30, 2002 reflected ceded losses and LAE of $133.3 million compared to ceded losses and LAE in the six months ended June 30, 2001 of $109.7 million, with the increase principally attributable to $60.1 million of ceded losses and LAE in the six months ended June 30, 2002 relating to the reinsurance transactions between the Company and Bermuda Re noted earlier. The ceded losses and LAE for the three months ended June 30, 2001 included $29.0 million of losses ceded under the 1999 accident year aggregate excess of loss component of the Company's corporate retrocessional program.

Contributing to the increase in incurred losses and LAE in the six months ended June 30, 2002 from the six months ended June 30, 2001 were an 65.2% ($56.2 million) increase in the U.S. Insurance operation principally reflecting increased premium volume coupled with changes in this segments specific reinsurance programs, a 16.8% ($30.8 million) increase in the U.S. Reinsurance operation and a 12.5% ($18.5 million) increase in the Specialty Reinsurance operation, both principally attributable to increased premium volume and a 1.5% ($1.7 million) increase in the International Reinsurance operation. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss ratio, decreased by 3.9 percentage points to 70.1% in the six months ended June 30, 2002 from 74.0% in the six months ended June 30, 2001 reflecting the incurred losses and LAE discussed above. The following table shows the loss ratios for each of the Company's operating segments for the six months ended June 30, 2002 and 2001. The loss ratios for all operations were impacted by the factors noted above.


                                      Operating Segment Loss Ratios
--------------------------------------------------------------------------------------------
              Segment                              2002                                2001
--------------------------------------------------------------------------------------------
U.S. Reinsurance                                   70.3%                               74.0%
U.S. Insurance                                     69.0%                               71.6%
Specialty Reinsurance                              76.2%                               76.8%
International Reinsurance                          63.8%                               72.4%

Underwriting expenses increased by 24.3% to $254.6 million in the six months ended June 30, 2002 from $204.9 million in the six months ended June 30, 2001. Commission, brokerage, taxes and fees increased by $46.6 million, principally reflecting increases in premium volume and changes in the mix of business. Other underwriting expenses increased by $3.2 million as the Company expanded its operations to support its increased business volume. Contributing to these underwriting expense increases were a 66.3% ($23.5 million) increase in the U.S.

Insurance  operation,   a  31.1%  ($15.7  million)  increase  in  the  Specialty
Reinsurance  operation  and  a  25.3%  ($18.0  million)  increase  in  the  U.S.
Reinsurance operation. These increases were partially offset by a 13.1% ($6.1 million) decrease in the International Reinsurance operation. The changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance and the underwriting performance of the underlying business. The Company's expense ratio was 28.0% for the six months ended June 30, 2002 compared to 28.6% for the six months ended June 30, 2001.

The Company's combined ratio decreased by 4.5 percentage points to 98.2% in the six months ended June 30, 2002 compared to 102.6% in the six months ended June 30, 2001. The following table shows the combined ratios for each of the Company's operating segments for the three months ended June 30, 2002 and 2001. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

                                    Operating Segment Combined Ratios
--------------------------------------------------------------------------------------------
              Segment                              2002                                2001
--------------------------------------------------------------------------------------------
U.S. Reinsurance                                   99.6%                              102.8%
U.S. Insurance                                     97.5%                              101.0%
Specialty Reinsurance                             106.5%                              103.0%
International Reinsurance                          86.2%                              102.0%

INVESTMENT RESULTS. Net investment income decreased 4.3% to $130.3 million in the six months ended June 30, 2002 from $136.1 million in the six months ended June 30, 2001, principally reflecting the effects of the lower interest rate environment, partially offset by the effect of investing the $332.1 million of cash flow from operations in the twelve months ended June 30, 2002. The following table shows a comparison of various investment yields as of June 30, 2002 and December 31, 2001, respectively, and for the periods ended June 30, 2002 and 2001, respectively.

                                                                       2002                2001
                                                                       ------------------------
Imbedded pre-tax yield of cash and invested
 assets at June 30, 2002 and December 31, 2001                         5.8%                6.0%
Imbedded after-tax yield of cash and invested
 assets at June 30, 2002 and December 31, 2001                         4.5%                4.6%
Annualized pre-tax yield on average cash and
 invested assets for the six months ended June 30,
 2002 and 2001                                                         5.9%                6.5%
Annualized after-tax yield on average cash and
 invested assets for the six months ended June 30,
 2002 and 2001                                                         4.5%                4.8%

Net realized capital losses were $38.9 million in the six months ended June 30, 2002, reflecting realized capital losses on the Company's investments of $61.4 million, which included $56.8 million relating to write-downs in the value of securities, of which $25.7 million related to WorldCom, deemed to be impaired on an other than temporary basis, partially offset by $22.5 million of realized capital gains, compared to net realized capital losses of $0.7 million in the six months ended June 30, 2001. The net realized capital losses in the six months ended June 30, 2001 reflected realized capital losses of $21.3 million, which included $16.7 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, partially offset by $20.6 million of realized capital gains.

Interest expense for the six months ended June 30, 2002 was $21.2 million compared to $24.0 million for the six months ended June 30, 2001. Interest expense for the six months ended June 30, 2002 reflects $19.5 million relating to the Company's issuance of senior notes and $1.8 million relating to the Company's borrowings under it's revolving credit facility. Interest expense for the six months ended June 30, 2001 reflects $19.5 million relating to the Company's issuance of senior notes and $4.5 million relating to the Company's borrowings under its revolving credit facility.

Other expenses for the six months ended June 30, 2002 was $4.5 million compared to other income of $1.5 million for the six months ended June 30, 2001. Significant contributors to other expense for the six months ended June 30, 2002 were foreign exchange losses, normal provision for uncollectible audit premium in the U.S. Insurance, increase in other liabilities related to deferred recongition of reinsurance recoveries under retroactive reinsurance between the Company and Bermuda Re and the amortization of deferred expenses relating to the Company's issuance of senior notes in 2000, partially offset by fee income. Other income for the six months ended June 30, 2001 principally included foreign exchange gains and fee income. The foreign exchange gains and losses for both periods are attributable to fluctuations in foreign currency exchange rates.

INCOME TAXES. The Company recognized income tax expense of $13.5 million in the six months ended June 30, 2002 compared to $21.0 million in the six months ended June 30, 2001 principally reflecting improved underwriting results partially offset by decreased investment results and increased taxable realized capital losses.

NET INCOME. Net income was $68.9 million in the six months ended June 30, 2002 compared to $73.4 million in the six months ended June 30, 2001. This decrease generally reflects the increased realized capital losses and decreased investment results, partially offset by improved underwriting results and decreased interest expense.

MARKET SENSITIVE INSTRUMENTS. The Company's risks associated with market sensitive instruments have not changed materially since the period ended December 31, 2001.

SAFE HARBOR DISCLOSURE. This report contains forward-looking statements within the meaning of the U.S. federal securities laws. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as "may", "will", "should", "could", "anticipate", "estimate", "expect", "plan", "believe", "predict", "potential" and "intend". Forward-looking statements contained in this report include information regarding the Company's reserves for losses and LAE, including estimates of the Company's catastrophe exposure. Forward-looking statements only reflect the Company's expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from the Company's expectations. Important factors that could cause the Company's actual results to be materially different from its expectations include the uncertainties that surround the estimating of reserves for losses and LAE, those discussed in Note 2 to the Financial Statements included in this report and the risks described under the caption "Risk Factors" in the Company's most recent Report on Form

10-K. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Part II - ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibit Index:

     Exhibit No.        Description                               Location
     ----------         -----------                               --------

     99.1               CEO and CFO certification of Form 10-Q    Filed herewith


b) There were no reports on Form 8-K filed during the six-month period ending June 30, 2002.

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

                                              Everest Reinsurance Holdings, Inc.
                                                          (Registrant)





                                              /S/ STEPHEN L. LIMAURO
                                              --------------------------------
                                              Stephen L. Limauro
                                              Executive Vice President and Chief
                                              Financial Officer


                                              (Duly Authorized Officer,
                                              Executive Vice President and Chief
                                              Financial Officer)









Dated:  August 13, 2002