Form 10-Q
period 2002-09-30
EVEREST REINSURANCE HOLDINGS INC
filed 2002-11-01
CIK 914748

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                   Commission File Number:
 SEPTEMBER 30, 2002                                              1-13816
---------------------                                    -----------------------

                       EVEREST REINSURANCE HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


       DELAWARE                                            22-3263609
------------------------                            ----------------------------
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

                                                    Number of Shares Outstanding
                Class                                    at November 1, 2002
                -----                               ----------------------------

COMMON STOCK,      $.01 PAR VALUE                              1,000


The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

                       EVEREST REINSURANCE HOLDINGS, INC.

                               INDEX TO FORM 10-Q

                                     PART I

                              FINANCIAL INFORMATION

                                                                            PAGE
ITEM 1.  FINANCIAL STATEMENTS                                               ----
         --------------------

         Consolidated Balance Sheets at September 30, 2002 (unaudited)
           and December 31, 2001                                               3

         Consolidated Statements of Operations and Comprehensive Income
           for the three months and nine months ended September 30,
           2002 and 2001(unaudited)                                            4

         Consolidated Statements of Changes in Stockholders' Equity for
           the three months and nine months ended September 30, 2002
           and 2001 (unaudited)                                                5

         Consolidated Statements of Cash Flows for the three months and nine
           months ended September 30, 2002 and 2001 (unaudited)                6

         Notes to Consolidated Interim Financial Statements                    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------
         OF FINANCIAL CONDITION AND RESULTS OF OPERATION                      16
         -----------------------------------------------

ITEM 4.  CONTROLS AND PROCEDURES                                              27
         -----------------------

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
         --------------------------------

PART I - ITEM 1

                       EVEREST REINSURANCE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except par value per share)

                                                                  September 30,        December 31,
                                                                  -------------        -------------
                                                                       2002                 2001
                                                                  -------------        -------------
                                                                    (unaudited)
ASSETS:
Fixed maturities - available for sale, at market value
 (amortized cost: 2002, $4,101,825; 2001, $4,051,833)             $   4,337,478        $   4,186,923
Equity securities, at market value
 (cost: 2002, $79,380; 2001, $66,412)                                    69,033               67,453
Short-term investments                                                  322,412              115,850
Other invested assets                                                    35,932               32,039
Cash                                                                    106,458               67,509
                                                                  -------------        -------------
      Total investments and cash                                      4,871,313            4,469,774

Accrued investment income                                                68,220               64,972
Premiums receivable                                                     606,203              454,548
Reinsurance receivables                                               1,639,259            1,471,357
Funds held by reinsureds                                                116,551              149,710
Deferred acquisition costs                                              152,143              114,948
Prepaid reinsurance premiums                                            123,537               48,100
Deferred tax asset                                                      143,771              178,476
Other assets                                                             84,966               60,496
                                                                  -------------        -------------
TOTAL ASSETS                                                      $   7,805,963        $   7,012,381
                                                                  =============        =============

LIABILITIES:
Reserve for losses and adjustment expenses                        $   4,531,070        $   4,274,335
Unearned premium reserve                                                741,215              473,308
Funds held under reinsurance treaties                                   354,322              308,811
Losses in the course of payment                                          55,100               83,360
Contingent commissions                                                    4,717                3,345
Other net payable to reinsurers                                         127,537              132,252
Current federal income taxes                                            (11,818)             (30,365)
8.5% Senior notes due 3/15/2005                                         249,758              249,694
8.75% Senior notes due 3/15/2010                                        199,137              199,077
Revolving credit agreement borrowings                                   125,000              105,000
Interest accrued on debt and borrowings                                   2,274               11,944
Other liabilities                                                       152,573               90,211
                                                                  -------------        -------------
      Total liabilities                                               6,530,885            5,900,972
                                                                  -------------        -------------



STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 200 million shares authorized;
 1,000 shares issued in 2002 and 2001                                         -                    -
Additional paid-in capital                                              259,432              258,775
Accumulated other comprehensive income, net of
 deferred income taxes of $72.8 million in 2002 and $40.8
 million in 2001                                                        135,349               76,003
Retained earnings                                                       880,297              776,631
                                                                  -------------        -------------
      Total stockholder's equity                                      1,275,078            1,111,409
                                                                  -------------        -------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                        $   7,805,963        $   7,012,381
                                                                  =============        =============

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                (Dollars in thousands, except per share amounts)

                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                    September 30,
                                                    ----------------------------    ----------------------------
                                                        2002            2001            2002            2001
                                                    ------------    ------------    ------------    ------------
                                                    (unaudited)                     (unaudited)
REVENUES:
Premiums earned                                     $    456,387    $    343,022    $  1,366,112    $  1,060,396
Net investment income                                     64,402          65,316         194,673         201,425
Net realized capital (loss)                               (7,074)           (991)        (45,944)         (1,696)
Net derivative (expense)                                  (1,009)              -          (1,259)              -
Other income (expense)                                       540          (1,597)         (3,941)           (135)
                                                    ------------    ------------    ------------    ------------
Total revenues                                           513,246         405,750       1,509,641       1,259,990
                                                    ------------    ------------    ------------    ------------

CLAIMS AND EXPENSES:
Incurred loss and loss adjustment expenses               328,831         358,489         966,981         889,478
Commission, brokerage, taxes and fees                    107,872         109,432         333,107         288,111
Other underwriting expenses                               16,581          14,674          45,980          40,922
Interest expense on senior notes                           9,730           9,726          29,186          29,176
Interest expense on credit facility                          966           1,574           2,728           6,090
                                                    ------------    ------------    ------------    ------------
Total claims and expenses                                463,980         493,895       1,377,982       1,253,777
                                                    ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE TAXES                                49,266         (88,145)        131,659           6,213

Income tax expense (benefit)                              14,463         (35,063)         27,993         (14,058)
                                                    ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                   $     34,803   ($     53,082)   $    103,666    $     20,271
                                                    ============    ============    ============    ============

Other comprehensive  income, net of tax                   68,840          35,292          59,346          45,391
                                                    ------------    ------------    ------------    ------------
COMPREHENSIVE INCOME (LOSS)                         $    103,643   ($     17,790)   $    163,012    $     65,662
                                                    ============    ============    ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDER'S EQUITY
                (Dollars in thousands, except per share amounts)


                                                     Three Months Ended            Nine Months Ended
                                                        September 30,                 September 30,
                                                 --------------------------    --------------------------
                                                    2002            2001           2002           2001
                                                 -----------    -----------    -----------    -----------
                                                 (unaudited)                   (unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period                           1,000          1,000          1,000          1,000
Issued during the period                                   -              -              -              -
                                                 -----------    -----------    -----------    -----------
Balance, end of period                                 1,000          1,000          1,000          1,000
                                                 ===========    ===========    ===========    ===========


COMMON STOCK (par value):
Balance, beginning of period                     $         -    $         -    $         -    $         -
Common stock retired during the period                     -              -              -              -
                                                 -----------    -----------    -----------    -----------
Balance, end of period                                     -              -              -              -
                                                 -----------    -----------    -----------    -----------


ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period                         259,411        257,928        258,775        255,359
Common stock issued during the period                     21            584            657          3,153
                                                 -----------    -----------    -----------    -----------
Balance, end of period                               259,432        258,512        259,432        258,512
                                                 -----------    -----------    -----------    -----------


ACCUMULATED OTHER COMPREHENSIVE INCOME,
  NET OF DEFERRED INCOME TAXES:
Balance, beginning of period                          66,509         66,846         76,003         56,747
Net increase during the period                        68,840         35,292         59,346         45,391
                                                 -----------    -----------    -----------    -----------
Balance, end of period                               135,349        102,138        135,349        102,138
                                                 -----------    -----------    -----------    -----------


RETAINED EARNINGS:
Balance, beginning of period                         845,494        811,734        776,631        738,381
Net income (loss)                                     34,803        (53,082)       103,666         20,271
                                                 -----------    -----------    -----------    -----------
Balance, end of period                               880,297        758,652        880,297        758,652
                                                 -----------    -----------    -----------    -----------


TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD        $ 1,275,078    $ 1,119,302    $ 1,275,078    $ 1,119,302
                                                 ===========    ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                 Three Months Ended             Nine Months Ended
                                                                    September 30,                  September 30,
                                                              -------------------------     ------------------------
                                                                 2002           2001           2002           2001
                                                              ----------     ----------     ----------    ----------
                                                                     (unaudited)                  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $   34,803     $  (53,082)    $  103,666    $   20,271
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  (Increase) in premiums receivable                              (51,001)       (25,957)      (148,862)      (69,682)
  Increase in funds held, net                                     44,077         79,548         76,910        97,476
  (Increase) in reinsurance receivables                          (88,498)      (191,019)      (157,057)     (245,459)
  Decrease (increase) in deferred tax asset                       16,993         (7,063)         7,019       (40,365)
  Increase in reserve for losses and loss
   adjustment expenses                                            91,407        286,592        230,065       357,387
  Increase in unearned premiums                                  100,647         13,326        266,115       103,798
  (Increase) in other assets and liabilities                     (22,511)       (51,784)      (166,603)      (79,332)
  Accrual of bond discount/amortization of bond premium           (2,169)        (1,575)        (6,332)       (4,107)
  Amortization of underwriting discount on senior notes               42             38            124           113
  Realized capital losses                                          7,074            991         45,944         1,696
                                                              ----------     ----------     ----------    ----------

Net cash provided by operating activities                        130,864         50,015        250,989       141,796
                                                              ----------     ----------     ----------    ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available
 for sa1e                                                        155,982         78,507        340,555       205,794
Proceeds from fixed maturities sold - available for sale         157,604        101,835        610,234       312,974
Proceeds from equity securities sold                                   -              -         19,940        28,949
Proceeds from other invested assets sold                               4              3          3,064            26
Cost of fixed maturities acquired - available for sale          (292,701)      (188,535)    (1,025,585)     (721,676)
Cost of equity securities acquired                               (22,978)        (9,048)       (32,276       (29,075)
Cost of other invested assets acquired                            (4,529)           (70)        (6,368)         (578)
Net (purchases) sales of short-term securities                  (145,586)        74,443       (206,169)      149,806
Net (decrease) increase  in unsettled
 securities transactions                                         (11,327)       (59,258)        56,326        12,801
                                                              ----------     ----------     ----------    ----------

Net cash (used in) investing activities                         (163,531)        (2,123)      (240,279)      (40,979)
                                                              ----------     ----------     ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued during the period                                 21            584            657         3,153
Borrowing on revolving credit agreement                           25,000              -         45,000        22,000
Repayments on revolving credit agreement                          (5,000)             -        (25,000)     (123,000)
                                                              ----------     ----------     ----------    ----------

Net cash provided by (used in) financing activities               20,021            584         20,657       (97,847)
                                                              ----------     ----------     ----------    ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                            2,807          7,129          7,582           (97)
                                                              ----------     ----------     ----------    ----------

Net (decrease) increase in cash                                   (9,839)        55,605         38,949         2,873

Cash, beginning of period                                        116,297         15,665         67,509        68,397
                                                              ----------     ----------     ----------    ----------
Cash, end of period                                           $  106,458     $   71,270     $  106,458    $   71,270
                                                              ==========     ==========     ==========    ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
Income taxes paid, net                                        $   12,747     $       33     $    6,052    $   53,961
Interest paid                                                 $   20,291     $   20,621     $   41,461    $   45,278

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

1.       GENERAL

As used in this document, "Holdings" means Everest Reinsurance Holdings, Inc., "Group" means Everest Re Group, Ltd., "Bermuda Re" means Everest Reinsurance
(Bermuda), Ltd., "Everest Re" means Everest Reinsurance Company and the "Company" means Everest Reinsurance Holdings, Inc. and its subsidiaries.

The consolidated financial statements of the Company for the three and nine months ended September 30, 2002 and 2001 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been omitted since it is not required for interim reporting purposes. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. The results for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2001, 2000 and 1999 included in the Company's most recent Form 10-K filing.

2.       UNIVERSAL SHELF REGISTRATION STATEMENT

On July 30, 2002, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which provides for the issuance of up to $475.0 million of securities. Generally, under this shelf registration statement, Group may issue common shares, preferred shares, debt, warrants and hybrid securities, Holdings may issue debt securities and warrants and Everest Re Capital Trust may issue trust preferred securities. This shelf registration statement became effective on September 26, 2002.

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

The Company's reserves include an estimate of the Company's ultimate liability for asbestos and environmental claims for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company's potential losses from

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

asbestos and environmental claims. Among the complications are: (a) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of asbestos or environmental contamination; (c) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (d) changes in underlying laws and judicial interpretation of those laws; (e) potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (f) long reporting delays, both from insureds to insurance companies and ceding companies to reinsurers; (g) historical data concerning asbestos and environmental losses, which is more limited and variable than historical information on other types of casualty claims; (h) questions concerning interpretation and application of insurance and reinsurance coverage; and (i) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

With respect to asbestos claims in particular, several additional factors have emerged fairly recently that further compound the difficulty in estimating the Company's liability. These developments include: (a) continued growth in the number of claims filed, in part reflecting a much more aggressive plaintiff bar;
(b) a disproportional percentage of claims filed by individuals with no functional injury from asbestos, claims with little to no financial value but that have increasingly been considered in jury verdicts and settlements; (c) the growth in the number and significance of bankruptcy filings by companies as a result of asbestos claims; (d) the growth in claim filings against defendants formerly regarded as "peripheral"; (e) the concentration of claims in a small number of states that favor plaintiffs; (f) the growth in the number of claims that might impact the general liability portion of insurance policies rather than the product liability portion; (g) responses in which specific courts have adopted measures to ameliorate the worst procedural abuses; and (h) the potential that the U. S. Congress may consider legislation to address the asbestos litigation issue.

Management believes that these factors continue to render reserves for asbestos and environmental losses significantly less subject to traditional actuarial methods than are reserves on other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgement of management, the facts and prevailing law reflect an exposure for the Company or its ceding companies. In connection with the acquisition of Mt. McKinley Insurance Company ("Mt. McKinley"), which has significant exposure to asbestos and environmental claims, Prudential Property and Casualty Insurance Company ("Prupac"), a subsidiary of The Prudential Insurance Company of America ("The Prudential"), provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley's reserves as of September 19, 2000 and The Prudential guaranteed Prupac's obligations to Mt. McKinley. Through September 30, 2002, cessions under this reinsurance agreement have reduced the available remaining limits to $126.4 million net of coinsurance. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm's-length consideration, all of its net insurance exposures and reserves, including allocated and unallocated loss adjustment expenses to Bermuda Re. Due to the uncertainties discussed above, the ultimate losses may vary materially from

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (continued)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


current loss reserves and, depending on coverage under the Company's various reinsurance arrangements, could have a material adverse effect on the Company's future financial condition, results of operations and cash flows.

The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the three and nine months ended September 30, 2002 and 2001:

(dollar amounts in thousands)                  Three Months Ended                 Nine Months Ended
                                                  September 30,                      September 30,
                                              2002              2001             2002              2001
                                         -----------------------------------------------------------------
Gross basis:
Beginning of period reserves             $   639,102       $   673,927       $   644,390       $   693,704
Incurred losses                                    -            12,563            30,000            29,673
Paid losses                                  (22,148)          (18,830)          (57,436)          (55,717)
                                         -----------------------------------------------------------------

End of period reserves                   $   616,954       $   667,660       $   616,954       $   667,660
                                         =================================================================

Net basis:
Beginning of period reserves             $   262,602       $   298,758       $   276,169       $   317,196
Incurred losses                                    -                 -             1,885                 -
Paid losses                                  (11,609)          (10,471)          (27,061)          (28,909)
                                         -----------------------------------------------------------------

End of period reserves                   $   250,993       $   288,287       $   250,993       $   288,287
                                         =================================================================

At September 30, 2002, the gross reserves for asbestos and environmental losses were comprised of $107.9 million representing case reserves reported by ceding companies, $49.6 million representing additional case reserves established by the Company on assumed reinsurance claims, $165.5 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $294.0 million representing incurred but not reported ("IBNR") reserves.

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company's rights and obligations under insurance and reinsurance agreements and other more general contracts. In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it. In other matters, the Company is resisting attempts by others to collect funds or enforce alleged rights. Such disputes are resolved through formal and informal means, including litigation and arbitration.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

In all such matters, the Company believes that its positions are legally and commercially reasonable. The Company also regularly evaluates those positions including, where appropriate, consideration during the processes by which it establishes it insurance reserves. The Company's aggregate reserves take into account the possibility that the Company may not ultimately prevail in each and every disputed matter. The Company believes its aggregate reserves reduce the potential that an adverse resolution of one or more of these matters, at any point in time, would have a material impact on the Company's financial condition or results of operations. However, there can be no assurances that adverse resolutions of such matters in any one period or in the aggregate will not result in a material impact.

The Company does not believe that there are any other material pending legal proceedings to which it or any of its subsidiaries or their properties are subject.

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior years, the Company, for a fee, accepted the claim payment obligation of these property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at September 30, 2002 was $149.6 million.

The Company has purchased annuities from an unaffiliated life insurance company with an A+ (superior) rating from A.M. Best to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at September 30, 2002 was $14.5 million.

4.       OTHER COMPREHENSIVE INCOME

The Company's other comprehensive income is comprised as follows:

(dollar amounts in thousands)                     Three Months Ended                 Nine Months Ended
                                                      September 30,                     September 30,
                                                  2002            2001              2002            2001
                                              -------------------------------------------------------------
Net unrealized appreciation of
   investments, net of deferred
   income taxes                               $   69,735       $   36,424       $   57,903       $   47,339
Currency translation adjustments, net
   of deferred income taxes                         (895)          (1,132)           1,443           (1,948)
                                              -------------------------------------------------------------
Other comprehensive income, net of
   deferred income taxes                      $   68,840       $   35,292       $   59,346       $   45,391
                                              =============================================================

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

5.       CREDIT LINE

On December 21, 1999, the Company entered into a three-year senior revolving credit facility with a syndicate of lenders (the "Credit Facility"). First Union National Bank is the administrative agent for the Credit Facility. The Credit Facility is used for liquidity and general corporate purposes. The Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by the Company equal to either (i) the Base Rate (as defined below) or (ii) an adjusted London InterBank Offered Rate ("LIBOR") plus a margin. The Base Rate is the higher of the rate of interest established by First Union National Bank from time to time as its prime rate or the Federal Funds rate plus 0.5% per annum. On December 18, 2000, the Credit Facility was amended to extend the borrowing limit to $235.0 million for a period of 120 days. This 120-day period expired during the three months ended September 30, 2001, after which the limit reverted to $150.0 million. The amount of margin and the fees payable for the Credit Facility depends upon the Company's senior unsecured debt rating. Group has guaranteed the Company's obligations under the Credit Facility.

The Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1, the Company to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $850.0 million plus 25% of aggregate net income and 25% of aggregate capital contributions. As of September 30, 2002, the Company was in compliance with these covenants.

During the three and nine months ended September 30, 2002, the Company made payments on the Credit Facility of $5.0 million and $25.0 million, respectively, compared to the $0.0 million and $123.0 million for the three and nine months ended September 30, 2001. During the three and nine months ended September 30, 2002 the Company made new borrowings of $25.0 million and $45.0 million, respectively, compared to the $0.0 million and $22.0 million for the three and nine months ended September 30, 2001. As of September 30, 2002 and 2001, the Company had outstanding Credit Facility borrowings of $125.0 million and $134.0 million, respectively. Interest expense incurred in connection with these borrowings was $1.0 million and $1.6 million for the three months ended September 30, 2002 and 2001, respectively, and $2.7 million and $6.1 million for the nine months ended September 30, 2002 and 2001, respectively.

6.       SENIOR NOTES

During the first quarter of 2000, the Company completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005.

Interest expense incurred in connection with these senior notes was $9.7 million for the three months ended September 30, 2002 and 2001, and $29.2 million for the nine months ended September 30, 2002 and 2001.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


7.       SEGMENT REPORTING

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

The following tables present the relevant underwriting results for the operating segments for the three and nine months ended September 30, 2002 and 2001, with all dollar values presented in thousands.

                                             U.S. REINSURANCE
---------------------------------------------------------------------------------------------------------
                                                  Three Months Ended               Nine Months Ended
                                                      September 30,                   September 30,
                                                  2002             2001           2002             2001
                                              -----------------------------------------------------------
Earned premiums                               $  153,940      $   90,962      $  458,587      $   338,626
Incurred losses and loss adjustment
 expenses                                        113,282         168,479         327,425          351,872
Commission and brokerage                          32,786          42,593         112,707          106,445
Other underwriting expenses                        4,538           4,049          13,797           11,384
                                              -----------------------------------------------------------
Underwriting gain (loss)                      $    3,334     ($  124,159)     $    4,658     ($   131,075)
                                              ===========================================================

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                              U.S. INSURANCE
---------------------------------------------------------------------------------------------------------
                                                  Three Months Ended               Nine Months Ended
                                                      September 30,                   September 30,
                                                  2002             2001           2002             2001
                                              -----------------------------------------------------------
Earned premiums                               $  118,352      $   82,901      $  324,848      $   203,399
Incurred losses and loss adjustment
 expenses                                         87,762          58,919         230,237          145,183
Commission and brokerage                          30,868          18,751          78,895           46,279
Other underwriting expenses                        5,861           4,919          16,788           12,836
                                              -----------------------------------------------------------
Underwriting (loss) gain                     ($    6,139)     $      312     ($    1,072)    ($       899)
                                              ===========================================================

                                           SPECIALTY REINSURANCE
---------------------------------------------------------------------------------------------------------
                                                  Three Months Ended               Nine Months Ended
                                                      September 30,                   September 30,
                                                  2002             2001           2002             2001
                                              -----------------------------------------------------------
Earned premiums                               $   89,239      $  103,242      $  307,786      $   296,050
Incurred losses and loss adjustment
 expenses                                         71,484          90,027         238,082          238,123
Commission and brokerage                          23,368          28,778          86,699           76,343
Other underwriting expenses                        1,584           1,350           4,476            4,300
                                              -----------------------------------------------------------
Underwriting (loss)                          ($    7,197)    ($   16,913)    ($   21,471)    ($    22,716)
                                              ===========================================================

                                         INTERNATIONAL REINSURANCE
---------------------------------------------------------------------------------------------------------
                                                  Three Months Ended               Nine Months Ended
                                                      September 30,                   September 30,
                                                  2002             2001           2002             2001
                                              -----------------------------------------------------------
Earned premiums                               $   94,856      $   65,917      $  274,891      $   222,321
Incurred losses and loss adjustment
 expenses                                         56,303          41,064         171,237          154,300
Commission and brokerage                          20,850          19,310          54,806           59,044
Other underwriting expenses                        3,053           3,960           9,374           10,573
                                              -----------------------------------------------------------
Underwriting gain (loss)                      $   14,650      $    1,583      $   39,474     ($     1,596)
                                              ===========================================================

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income, with all dollar values presented in thousands:

                                     ----------------------------------------------------------------------
                                           Three Months Ended                      Nine Months Ended
                                              September 30,                           September 30,
                                         2002               2001                 2002               2001
                                     ----------------------------------------------------------------------
Underwriting gain (loss)             $    4,648         ($  139,177)         $   21,589         ($  156,286)
Net investment income                    64,402              65,316             194,673             201,425
Realized (loss)                          (7,074)               (991)            (45,944)             (1,696)
Net derivative (expense)                 (1,009)                  -              (1,259)                  -
Corporate expenses                       (1,545)               (396)             (1,545)             (1,829)
Interest expense                        (10,696)            (11,300)            (31,914)            (35,266)
Other income (expense)                      540              (1,597)             (3,941)               (135)
                                     ----------------------------------------------------------------------
Income (loss) before taxes           $   49,266         ($   88,145)         $  131,659          $    6,213
                                     ======================================================================

The Company writes premium in the United States and international markets. The revenues, net income and identifiable assets of the individual foreign countries in which the Company writes business are not material to the Company's financial condition, results of operations and cash flows.

8.       DERIVATIVES

The Company has in its product portfolio a credit default swap contract, which it no longer offers. This contract meets the definition of a derivative under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The Company's position in this contract is unhedged and is accounted for as a derivative in accordance with FAS
133. Accordingly, this contract is carried at fair value with changes in fair value recorded in the statement of operations.

9.       NEW ACCOUNTING PRONOUNCEMENT

In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS 142, "Goodwill and Other Intangible Assets". FAS 142 established new accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity determine if other intangible assets have an indefinite useful life or a finite useful life. Goodwill and those intangible assets with indefinite useful lives are not subject to amortization and must be tested at least annually for impairment. Those with finite useful lives are subject to amortization and must be tested annually for impairment. This statement is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. The Company adopted FAS 142 on January 1, 2002. The implementation of this statement has not had a material impact on the financial position, results of operations or cash flows of the Company.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

10.       RELATED-PARTY TRANSACTIONS

During the normal course of business, the Company, through its affiliates, engages in what management believes to be arm's-length reinsurance and brokerage and commission business transactions with companies controlled by or affiliated with one of its outside directors. Such transactions, individually and in the aggregate, are immaterial to the Company's financial condition, results of operations and cash flows.

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

Thus far in 2002, our markets, and reinsurance and insurance markets in general, have continued to firm. This firming reflects the continuing implications of losses arising from the September 11 attacks as well as aggregate company reactions to broad and growing recognition that competition in the late 1990's reached extremes in many classes and markets, which ultimately led to inadequate pricing and overly broad terms, conditions and coverages. The effect of these extremes, which is only now becoming apparent through excessive loss emergence, varies widely by company depending on product offerings, markets accessed, underwriting and operating practices, competitive strategies and business volumes. Across all market participants, however, the aggregate effect has been impaired financial results and erosion of the industry capital base. Coupled with deteriorating investment market conditions and results, and renewed concerns regarding longer term industry specific issues, including asbestos exposure and sub-par capital returns, these financial impacts have introduced substantial, and in some cases extreme, pressure for the initiation and/or strengthening of corrective action by individual market participants. These pressures, aggregating across industry participants, have resulted in firming prices, terms and conditions and tightened coverage availability across most classes and markets.

These changes reflect a clear reversal of the general trend from 1987 through 1999 toward increasingly competitive global market conditions across most lines of business as reflected by decreasing prices and broadening contract terms. The earlier trend resulted from a number of factors, including the emergence of significant reinsurance capacity in Bermuda, changes in the Lloyds market, consolidation and increased capital levels in the insurance and reinsurance industries, as well as the emergence of new reinsurance and financial products addressing traditional exposures in alternative fashions. Many of these factors continue to exist and may take on additional importance as the result of the firming conditions which have emerged. As a result, although the Company is encouraged by the recent improvements, and more generally, current market conditions, the Company cannot predict with any reasonable certainty whether and to what extent these improvements will persist.

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


THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

PREMIUMS. Gross premiums written increased 42.6% to $693.5 million in the three months ended September 30, 2002 from $486.3 million in the three months ended September 30, 2001 as the Company took advantage of selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 65.2% ($100.2 million) increase in the U.S. Reinsurance operation principally attributable to growth across property and casualty lines, a 60.4% ($50.3 million) increase in the International Reinsurance operation, mainly attributable to growth in the London, Canada and Latin American markets and a 41.6% ($57.7 million) increase in the U.S. Insurance operation, principally attributable to growth in workers' compensation insurance. These increases were partially offset by a 0.9% ($1.0 million) decrease in the Specialty Reinsurance operation. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $169.9 million in the three months ended September 30, 2002 from $123.1 million in the three months ended September 30, 2001. This increase was principally attributable to $100.2 million of ceded premiums relating to a Quota Share Reinsurance Agreement between Everest Re and Bermuda Re, whereby Everest Re cedes 20% of its net retained liability on all new and renewal policies written during the term of this agreement, and an Excess of Loss Agreement between Everest Re, Everest National Insurance Company and Everest Security Insurance Company and Bermuda Re, whereby Bermuda Re assumes liability for primary insurance workers' compensation losses exceeding $100,000 per occurrence, with its liability not to exceed $150,000 per occurrence. Ceded premiums for the three months ended September 30, 2002 included $4.5 million and $11.9 million in adjustment premiums relating to claims made under the 2001 and 2000 accident year aggregate excess of loss elements of the Company's corporate retrocessional program, respectively. Ceded premiums for the three months ended September 30, 2001 included $59.9 million and $10.9 million in adjustment premiums relating to claims made under the 2001 and 1999 accident year aggregate excess of loss elements of the Company's corporate retrocessional program, respectively, with the 2001 accident year cessions relating to losses incurred as a result of the September 11 attacks.

Net premiums written increased by 44.2% to $523.6 million in the three months ended September 30, 2002 from $363.2 million in the three months ended September 30, 2001. This increase reflects the increase in gross premiums written, partially offset by the increase in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 33.0% to $456.4 million in the three months ended September 30, 2002 from $343.0 million in the three months ended September 30, 2001. Contributing to this increase was a 69.2% ($63.0 million) increase in the U.S. Reinsurance operation, a 43.9% ($28.9 million) increase in the International Reinsurance operation and a 42.8% ($35.5 million) increase in the U.S. Insurance operation. These increases were partially offset by a 13.6% ($14.0 million) decrease in the Specialty Reinsurance operation. All of these changes reflect period to period changes in net written premiums and business mix together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting and earnings and loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

EXPENSES. Incurred loss and loss adjustment expenses ("LAE") decreased by 8.3% to $328.8 million in the three months ended September 30, 2002 from $358.5 million in the three months ended September 30, 2001. The decrease in incurred losses and LAE was principally attributable to the decrease in catastrophe losses, partially offset by the increase in net premiums earned and also reflects the impact of changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events, and are net of reinsurance. A catastrophe is an event that causes a pre-tax loss on property exposures of at least $5.0 million and has an event date of January 1, 1988 or later. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program, were $10.2 million in the three months ended September 30, 2002, principally relating to European flood losses, compared to net catastrophe losses of $192.8 million in the three months ended September 30, 2001, which was principally related to the September 11 attacks. Incurred losses and LAE for the three months ended September 30, 2002 reflected ceded losses and LAE of $130.4 million compared to ceded losses and LAE in the three months ended September 30, 2001 of $227.8 million. Ceded losses and LAE in the three months ended September 30, 2002 include $55.6 million of ceded losses relating to the reinsurance transactions noted earlier between the Company and Bermuda Re. The ceded losses and LAE for the three months ended September 30, 2002 included $9.6 million and $22.0 million of losses ceded under the 2001 and 2000 accident year aggregate excess of loss component of the Company's corporate retrocessional program, respectively. The ceded losses and LAE for the three months ended September 30, 2001 included $130.0 million and $20.0 million of losses ceded under the 2001 and 1999 accident year aggregate excess of loss component of the Company's corporate retrocessional program, respectively, with the 2001 accident year cessions relating to losses incurred as a result of the September 11 attacks.

Contributing to the decrease in incurred losses and LAE in the three months ended September 30, 2002 from the three months ended September 30, 2001 were a 32.8% ($55.2 million) decrease in the U.S. Reinsurance operation principally reflecting decreased catastrophe losses, partially offset by increased premium volume and a 20.6% ($18.5 million) decrease in the Specialty Reinsurance operation principally attributable to decreased catastrophe losses, partially offset by increased premium volume in A&H business. These decreases were partially offset by a 49.0% ($28.8 million) increase in the U.S. Insurance operation and a 37.1% ($15.2 million) increase in the International operation; both increases principally reflect increased premium volume. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss and LAE ratio ("loss ratio"), which is calculated by dividing incurred losses and LAE by premiums earned, decreased by 32.4 percentage points to 72.1% in the three months ended September 30, 2002 from 104.5% in the three months ended September 30, 2001 reflecting the incurred losses and LAE discussed above. The following table shows the loss ratios for each of the Company's operating segments for the three months ended September 30, 2002 and 2001. The loss ratios for all operations were impacted by the factors noted above.

                                      Operating Segment Loss Ratios
----------------------------------------------------------------------------------------
     Segment                                     2002                               2001
----------------------------------------------------------------------------------------
U.S. Reinsurance                                 73.6%                             185.2%
U.S. Insurance                                   74.2%                              71.1%
Specialty Reinsurance                            80.1%                              87.2%
International Reinsurance                        59.4%                              62.3%

Underwriting expenses increased by 0.3% to $124.5 million in the three months ended September 30, 2002 from $124.1 million in the three months ended September 30, 2001. Commission, brokerage, taxes and fees decreased by $1.6 million, principally reflecting $18.2 million of ceded commissions relating to the reinsurance transactions noted earlier between the Company and Bermuda Re, partially offset by increases in premium volume and changes in the mix of business. Other underwriting expenses increased by $1.9 million as the Company expanded its operations to support its increased business volume. Contributing to these underwriting expense increases were a 55.2% ($13.1 million) increase in the U.S. Insurance operation and a 2.7% ($0.6 million) increase in the International operation. These increases were partially offset by a 20.0% ($9.3 million) decrease in the U.S. Reinsurance operation and a 17.2% ($5.2 million) decrease in the Specialty Reinsurance operation. The changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of reinsurance, including with Bermuda Re, and the underwriting performance of the underlying business. The Company's expense ratio, which is calculated by dividing underwriting expenses by premiums earned, was 27.3% for the three months ended September 30, 2002 compared to 36.2% for the three months ended September 30, 2001.

The Company's combined ratio, which is the sum of the loss and expense ratios, decreased by 41.4 percentage points to 99.3% in the three months ended September 30, 2002 compared to 140.7% in the three months ended September 30, 2001. The following table shows the combined ratios for each of the Company's operating segments for the three months ended September 30, 2002 and 2001. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above, and for certain operations, by the impact of adjustment premiums ceded under the accident year aggregate excess of loss element of the Company's retrocessional program, principally relating to losses incurred as the result of the September 11 attacks.


                                    Operating Segment Combined Ratios
----------------------------------------------------------------------------------------
     Segment                                     2002                               2001
----------------------------------------------------------------------------------------
U.S. Reinsurance                                 97.8%                             236.5%
U.S. Insurance                                  105.2%                              99.6%
Specialty Reinsurance                           108.1%                             116.4%
International Reinsurance                        84.6%                              97.6%

INVESTMENT RESULTS. Net investment income decreased 1.4% to $64.4 million in the three months ended September 30, 2002 from $65.3 million in the three months ended September 30, 2001, principally reflecting the effects of the lower interest rate environment, partially offset by the effect of investing the $413.0 million of cash flow from operations in the twelve months ended September 30, 2002. The following table shows a comparison of various investment yields as of September 30, 2002 and December 31, 2001, respectively, and for the periods ended September 30, 2002 and 2001, respectively.

                                                                           2002               2001
                                                                           -----------------------
Imbedded pre-tax yield of cash and invested
 assets at September 30, 2002 and December 31, 2001                        5.6%                6.0%
Imbedded after-tax yield of cash and invested
 assets at September 30, 2002 and December 31, 2001                        4.4%                4.6%
Annualized pre-tax yield on average cash and
 invested assets for the three months ended September 30,
 2002 and 2001                                                             5.6%                6.2%
Annualized after-tax yield on average cash and
 invested assets for the three months ended September 30,
 2002 and 2001                                                             4.4%                4.7%

Net realized capital loss was $7.1 million in the three months ended September 30, 2002, reflecting realized capital losses on the Company's investments of $18.4 million which included $8.7 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, partially offset by $11.3 million of realized capital gains, compared to net realized capital losses of $1.0 million in the three months ended September 30, 2001. The net realized capital losses in the three months ended September 30, 2001 reflected realized capital losses of $4.7 million, which included $0.0 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, partially offset by $3.7 million of realized capital gains.

Interest expense for the three months ended September 30, 2002 was $10.7 million compared to $11.3 million for the three months ended September 30, 2001. Interest expense for the three months ended September 30, 2002 reflects $9.7 million relating to the Company's issuance of senior notes and $1.0 million relating to the Company's borrowings under its revolving credit facility. Interest expense for the three months ended September 30, 2001 reflects $9.7 million relating to the Company's issuance of senior notes and $1.6 million relating to the Company's borrowings under its revolving credit facility.

Other income for the three months ended September 30, 2002 was $0.5 million compared to other expense of $1.6 million for the three months ended September 30, 2001. Significant contributors to other income for the three months ended September 30, 2002 were normal provision for uncollectible audit premium in the U.S. Insurance operation and the amortization of deferred expenses relating to the Company's issuance of senior notes in 2000, partially offset by foreign exchange gains and fee income. Other expense for the three months ended September 30, 2001 principally included the amortization of deferred expenses relating to the Company's issuance of senior notes in 2000 and foreign exchange losses, partially offset by fee income. The foreign exchange gains and losses for both periods are attributable to fluctuations in foreign currency exchange rates.

The Company has in its product portfolio a credit default swap contract, which it no longer offers. This contract meets the definition of a derivative under FAS 133. Net derivative expense, essentially reflecting changes in fair value, from this credit default transaction for the three months ended September 30, 2002 was $1.0 million compared to $0.0 million for the three months ended September 30, 2001.

INCOME TAXES. The Company recognized income tax expense of $14.5 million in the three months ended September 30, 2002 compared to an income tax benefit of $35.1 million in the three months ended September 30, 2001. The tax benefit in the three months ended September 30, 2001 resulted primarily from the losses relating to the September 11 attacks, for which the benefit was calculated based on the specific impacts of the event.

NET INCOME. Net income was $34.8 million in the three months ended September 30, 2002 compared to a net loss of $53.1 million in the three months ended September 30, 2001. The net loss in the three months ended September 30, 2001 resulted primarily from the losses relating to the September 11 attacks.


NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

PREMIUMS. Gross premiums written increased 37.9% to $1,911.1 million in the nine months ended September 30, 2002 from $1,386.1 million in the nine months ended September 30, 2001 as the Company took advantage of selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 58.0% ($226.4 million) increase in the U.S. Insurance operation, principally attributable to growth in workers' compensation insurance, a 44.8% ($110.9 million) increase in the International Reinsurance operation, mainly attributable to growth in the London, Canada and Latin American markets, a 34.5% ($151.3 million) increase in the U.S. Reinsurance operation primarily reflecting growth across property and casualty lines and an 11.8% ($36.5 million) increase in the Specialty Reinsurance operation, principally attributable to growth in marine and aviation business. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $354.0 million in the nine months ended September 30, 2002 from $221.1 million in the nine months ended September 30, 2001. This increase was principally attributable to $214.4 million of ceded premiums relating to a Quota Share Reinsurance Agreement between Everest Re and Bermuda Re, whereby Everest Re cedes 20% of its net retained liability on all new and renewal policies written during the term of this agreement, and an Excess of Loss Agreement between Everest Re, Everest National Insurance Company and Everest Security Insurance Company and Bermuda Re, whereby Bermuda Re assumes liability for primary insurance workers' compensation losses exceeding $100,000 per occurrence, with its liability not to exceed $150,000 per occurrence. Ceded premiums for the nine months ended September 30, 2002 included $5.1 million and $11.9 million in adjustment premiums relating to claims made under the 2001 and 2000 accident year aggregate excess of loss elements of the Company's corporate retrocessional program, respectively. Ceded premiums for the nine months ended September 30, 2001 included $59.9 million and $26.3 million in adjustment premiums relating to claims made under the 2001 and 1999 accident year aggregate excess of loss elements of the Company's corporate retrocessional program, respectively, with the 2001 accident year cessions relating to losses incurred as a result of the September 11 attacks.

Net premiums written increased by 33.6% to $1,557.0 million in the nine months ended September 30, 2002 from $1,165.0 million in the nine months ended September 30, 2001. This increase reflects the increase in gross premiums written, partially offset by the increase in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 28.8% to $1,366.1 million in the nine months ended September 30, 2002 from $1,060.4 million in the nine months ended September 30, 2001. Contributing to this increase was a 59.7% ($121.4 million) increase in the U.S. Insurance operation, a 35.4% ($120.0 million) increase in the U.S. Reinsurance operation, a 23.6% ($52.6 million) increase in the International Reinsurance operation and a 4.0% ($11.7 million) increase in the Specialty Reinsurance operation. All of these changes reflect period to period changes in net written premiums and business mix together with normal variability in earnings patterns.

EXPENSES. Incurred loss and LAE increased by 8.7% to $967.0 million in the nine months ended September 30, 2002 from $889.5 million in the nine months ended September 30, 2001. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned and lower catastrophe losses and also reflects the impact of changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which include the impact of both current period events, and favorable and unfavorable development on prior period events and are net of reinsurance. A catastrophe is an event that causes a pre-tax loss on property exposures of at least $5.0 million and has an event date of January 1, 1988 or later. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program, were $11.9 million in the nine months ended September 30, 2002, principally relating to European flood losses, compared to net catastrophe losses of $222.1 million in the nine months ended September 30, 2001, which was principally related to the September 11 attacks. Incurred losses and LAE for the nine months ended September 30, 2002 reflected ceded losses and LAE of $263.7 million compared to ceded losses and LAE in the nine months ended September 30, 2001 of $337.5 million. Ceded losses and LAE in the nine months ended September 30, 2002 include $55.6 million of ceded losses relating to the reinsurance transactions noted earlier between the Company and Bermuda Re. The ceded losses and LAE for the nine months ended September 30, 2002 included $11.0 million and $22.0 million of losses ceded under the 2001 and 2000 accident year aggregate excess of loss component of the Company's corporate retrocessional program, respectively. The ceded losses and LAE for the nine months ended September 30, 2001 included $130.0 million and $49.0 million of losses ceded under the 2001 and 1999 accident year aggregate excess of loss component of the Company's corporate retrocessional program, respectively, with the 2001 accident year cessions relating to losses incurred as a result of the September 11 attacks.

Contributing to the increase in incurred losses and LAE in the nine months ended September 30, 2002 from the nine months ended September 30, 2001 were a 58.9% ($85.1 million) increase in the U.S. Insurance operation principally reflecting increased premium volume coupled with changes in this segments specific reinsurance programs and an 11.0% ($16.9 million) increase in the International Reinsurance operation. These increases were partially offset by a 6.9% ($24.4 million) decrease in the U.S. Reinsurance operation. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss ratio, decreased by 13.1 percentage points to 70.8% in the nine months ended September 30, 2002 from 83.9% in the nine months ended September 30, 2001 reflecting the incurred losses and LAE discussed above. The following table shows the loss ratios for each of the Company's operating segments for the nine months ended September 30, 2002 and 2001. The loss ratios for all operations were impacted by the factors noted above.

                                      Operating Segment Loss Ratios
---------------------------------------------------------------------------------------
     Segment                                   2002                               2001
---------------------------------------------------------------------------------------
U.S. Reinsurance                               71.4%                              103.9%
U.S. Insurance                                 70.9%                               71.4%
Specialty Reinsurance                          77.4%                               80.4%
International Reinsurance                      62.3%                               69.4%

Underwriting expenses increased by 15.2% to $379.1 million in the nine months ended September 30, 2002 from $329.0 million in the nine months ended September 30, 2001. Commission, brokerage, taxes and fees increased by $45.0 million, principally reflecting increases in premium volume and changes in the mix of business, partially offset by $31.3 million of ceded commissions relating to the reinsurance transactions noted earlier between the Company and Bermuda Re. Other underwriting expenses increased by $5.1 million as the Company expanded its operations to support its increased business volume. Contributing to these underwriting expense increases were a 61.9% ($36.6 million) increase in the U.S. Insurance operation, a 13.1% ($10.5 million) increase in the Specialty Reinsurance operation and a 7.4% ($8.7 million) increase in the U.S. Reinsurance operation. These increases were partially offset by a 7.8% ($5.4 million) decrease in the International Reinsurance operation. The changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of reinsurance and the underwriting performance of the underlying business. The Company's expense ratio was 27.7% for the nine months ended September 30, 2002 compared to 31.0% for the nine months ended September 30, 2001.

The Company's combined ratio decreased by 16.4 percentage points to 98.5% in the nine months ended September 30, 2002 compared to 114.9% in the nine months ended September 30, 2001. The following table shows the combined ratios for each of the Company's operating segments for the nine months ended September 30, 2002 and 2001. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above, and for certain operations, by the impact of adjustment premiums ceded under the accident year aggregate excess of loss element of the Company's retrocessional program, principally relating to losses incurred as the result of the September 11 attacks.

                                    Operating Segment Combined Ratios
----------------------------------------------------------------------------------------
      Segment                                   2002                                2001
----------------------------------------------------------------------------------------
U.S. Reinsurance                                99.0%                              138.7%
U.S. Insurance                                 100.3%                              100.4%
Specialty Reinsurance                          107.0%                              107.7%
International Reinsurance                       85.6%                              100.7%

INVESTMENT RESULTS. Net investment income decreased 3.4% to $194.7 million in the nine months ended September 30, 2002 from $201.4 million in the nine months ended September 30, 2001, principally reflecting the effects of the lower interest rate environment, partially offset by the effect of investing the $413.0 million of cash flow from operations in the twelve months ended September 30, 2002. The following table shows a comparison of various investment yields as of September 30, 2002 and December 31, 2001, respectively, and for the periods ended September 30, 2002 and 2001, respectively.

                                                                           2002               2001
                                                                           -----------------------
Imbedded pre-tax yield of cash and invested
 assets at September 30, 2002 and December 31, 2001                        5.6%                6.0%
Imbedded after-tax yield of cash and invested
 assets at September 30, 2002 and December 31, 2001                        4.4%                4.6%
Annualized pre-tax yield on average cash and
 invested assets for the nine months ended September 30,
 2002 and 2001                                                             5.8%                6.4%
Annualized after-tax yield on average cash and
 invested assets for the nine months ended September 30,
 2002 and 2001                                                             4.5%                4.8%


Net  realized  capital  losses  were  $45.9  million  in the nine  months  ended
September 30, 2002, reflecting realized capital losses on the Company's investments of $79.8 million, which included $65.6 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, of which $25.7 million related to WorldCom, partially offset by $33.9 million of realized capital gains, compared to net realized capital losses of $1.7 million in the nine months ended September 30, 2001. The net realized capital losses in the nine months ended September 30, 2001 reflected realized capital losses of $26.0 million, which included $16.7 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, partially offset by $24.3 million of realized capital gains.

Interest expense for the nine months ended September 30, 2002 was $31.9 million compared to $35.3 million for the nine months ended September 30, 2001. Interest expense for the nine months ended September 30, 2002 reflects $29.2 million relating to the Company's issuance of senior notes and $2.7 million relating to the Company's borrowings under its revolving credit facility. Interest expense for the nine months ended September 30, 2001 reflects $29.2 million relating to the Company's issuance of senior notes and $6.1 million relating to the Company's borrowings under its revolving credit facility.

Other expenses for the nine months ended September 30, 2002 were $3.9 million compared to other expenses of $0.1 million for the nine months ended September 30, 2001. Significant contributors to other expense for the nine months ended
September 30, 2002 were an increase in other liabilities related to deferred recognition of reinsurance recoveries under retroactive reinsurance between the Company and Bermuda Re, the normal provision for uncollectible audit premium in the U.S. Insurance operation and the amortization of deferred expenses relating to the Company's issuance of senior notes in 2000, partially offset by fee income and foreign exchange gains. Other expense for the nine months ended September 30, 2001 principally included the amortization of deferred expenses relating to Company's issuance of senior notes in 2000, partially offset by foreign exchange gains and fee income. The foreign exchange gains for both periods are attributable to fluctuations in foreign currency exchange rates.

INCOME TAXES. The Company recognized income tax expense of $28.0 million in the nine months ended September 30, 2002 compared to a tax benefit of $14.1 million in the nine months ended September 30, 2001. The tax benefit in the nine months ended September 30, 2001 resulted primarily from the losses relating to the September 11 attacks, for which the benefit was calculated based on the specific impacts of the event.

NET INCOME. Net income was $103.7 million in the nine months ended September 30, 2002 compared to $20.3 million in the nine months ended September 30, 2001. This increase generally reflects the improved underwriting results and decreased interest expense, partially offset by increased tax expense and realized capital losses.

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

PART I - ITEM 4


                       EVEREST REINSURANCE HOLDINGS, INC.
                             CONTROLS AND PROCEDURES


Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                       EVEREST REINSURANCE HOLDINGS, INC.

                                Other Information

PART II - ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company's rights and obligations under insurance and reinsurance agreements and other more general contracts. In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it. In other matters, the Company is resisting attempts by others to collect funds or enforce alleged rights. Such disputes are resolved through formal and informal means, including litigation and arbitration.

In all such matters, the Company believes that its positions are legally and commercially reasonable. The Company also regularly evaluates those positions including, where appropriate, consideration during the processes by which it establishes it insurance reserves. The Company's aggregate reserves take into account the possibility that the Company may not ultimately prevail in each and every disputed matter. The Company believes its aggregate reserves reduce the potential that an adverse resolution of one or more of these matters, at any point in time, would have a material impact on the Company's financial condition or results of operations. However, there can be no assurances that adverse resolutions of such matters in any one period or in the aggregate will not result in a material impact.

The Company does not believe that there are any other material pending legal proceedings to which it or any of its subsidiaries or their properties are subject.

Part II - ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibit Index:

     Exhibit No.        Description                               Location
     -----------        -----------                               --------
     99.1               CEO and CFO certification of Form 10-Q    Filed herewith


b) A report on Form 8-K dated August 13, 2002 was filed on August 13, 2002, reporting the voluntary certification by Joseph V. Taranto, the Company's Chief Executive Officer, and Stephen L. Limauro, the Company's Chief Financial Officer, of the Company's 2001 annual report on Form 10-K and all subsequent reports filed prior to such date.


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

                                              Everest Reinsurance Holdings, Inc.
                                                          (Registrant)





                                              /S/ STEPHEN L. LIMAURO
                                              ----------------------------------
                                              Stephen L. Limauro
                                              Executive Vice President and Chief
                                              Financial Officer


                                              (Duly Authorized Officer,
                                              Executive Vice President and Chief
                                              Financial Officer)









Dated:  November 1, 2002

I, Joseph V. Taranto, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Everest Reinsurance Holdings, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 1, 2002                                           /S/ JOSEPH V. TARANTO
----------------                                           ---------------------
                                                           Joseph V. Taranto
                                                           Chairman and Chief
                                                           Executive Officer

I, Stephen L. Limauro, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Everest Reinsurance Holdings, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 1, 2002                                    /S/ STEPHEN L. LIMAURO
----------------                                    ----------------------------
                                                    Stephen L. Limauro
                                                    Executive Vice President and
                                                    Chief Financial Officer