Form 10-Q/A
period 2002-09-30
EVEREST REINSURANCE HOLDINGS INC
filed 2002-11-05
CIK 914748

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-Q/A

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

                                                    Number of Shares Outstanding
                Class                                    at November 5, 2002
                -----                               ----------------------------

COMMON STOCK,      $.01 PAR VALUE                              1,000


The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

                       EVEREST REINSURANCE HOLDINGS, INC.

                               INDEX TO FORM 10-Q/A

                                     PART I

                              FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------
         OF FINANCIAL CONDITION AND RESULTS OF OPERATION                       1
         -----------------------------------------------


                                     PART II

                                OTHER INFORMATION
                                -----------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     12
         --------------------------------

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

EXPENSES. Incurred loss and LAE increased by 8.7% to $967.0 million in the nine months ended September 30, 2002 from $889.5 million in the nine months ended September 30, 2001. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned and lower catastrophe losses and also reflects the impact of changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which include the impact of both current period events, and favorable and unfavorable development on prior period events and are net of reinsurance. A catastrophe is an event that causes a pre-tax loss on property exposures of at least $5.0 million and has an event date of January 1, 1988 or later. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program, were $11.9 million in the nine months ended September 30, 2002, principally relating to European flood losses, compared to net catastrophe losses of $222.1 million in the nine months ended September 30, 2001, which was principally related to the September 11 attacks. Incurred losses and LAE for the nine months ended September 30, 2002 reflected ceded losses and LAE of $263.7 million compared to ceded losses and LAE in the nine months ended September 30, 2001 of $337.5 million. Ceded losses and LAE in the nine months ended September 30, 2002 include $115.7 million of ceded losses relating to the reinsurance transactions noted earlier between the Company and Bermuda Re. The ceded losses and LAE for the nine months ended September 30, 2002 included $11.0 million and $22.0 million of losses ceded under the 2001 and 2000 accident year aggregate excess of loss component of the Company's corporate retrocessional program, respectively. The ceded losses and LAE for the nine months ended September 30, 2001 included $130.0 million and $49.0 million of losses ceded under the 2001 and 1999 accident year aggregate excess of loss component of the Company's corporate retrocessional program, respectively, with the 2001 accident year cessions relating to losses incurred as a result of the September 11 attacks.

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

                       EVEREST REINSURANCE HOLDINGS, INC.

                                Other Information


PART II - ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibit Index:

     Exhibit No.      Description                                 Location
     -----------      -----------                                 --------
     99.1             CEO and CFO certification of Form 10-Q/A    Filed herewith


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

                                              Everest Reinsurance Holdings, Inc.
                                                          (Registrant)





                                              /S/ STEPHEN L. LIMAURO
                                              ----------------------------------
                                              Stephen L. Limauro
                                              Executive Vice President and Chief
                                              Financial Officer


                                              (Duly Authorized Officer,
                                              Executive Vice President and Chief
                                              Financial Officer)









Dated:  November 5, 2002

I, Joseph V. Taranto, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Everest Reinsurance Holdings, Inc;

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



November 5, 2002                                           /S/ JOSEPH V. TARANTO
----------------                                           ---------------------
                                                           Joseph V. Taranto
                                                           Chairman and Chief
                                                           Executive Officer

I, Stephen L. Limauro, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Everest Reinsurance Holdings, Inc;

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



November 5, 2002                                    /S/ STEPHEN L. LIMAURO
----------------                                    ----------------------------
                                                    Stephen L. Limauro
                                                    Executive Vice President and
                                                    Chief Financial Officer