Form 10-K
period 2002-12-31
EVEREST REINSURANCE HOLDINGS INC
filed 2003-03-20
CIK 914748

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

For the fiscal year ended December 31, 2002       Commission file number 1-13816

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           Name of Each Exchange
      Title of Each Class                                    on Which Registered
--------------------------------                           ---------------------
8.5% Senior Notes Due 2005                                          NYSE
8.75% Senior Notes Due 2010                                         NYSE
7.85% Trust Preferred Securities                                    NYSE

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

                                 Yes ___ No _X_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                Yes ___ No __X__

The aggregate market value on June 28, 2002 (the last business day of the registrant's most recently completed second quarter) of the voting stock held by non-affiliates was zero.

At March 20, 2003, the number of common shares of the registrant outstanding was 1,000, all of which are owned by Everest Re Group, Ltd.

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


PART III

       10.  Directors and Executive Officers of the Registrant
       11.  Executive Compensation
       12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
       13.  Certain Relationships and Related Transactions
       14.  Controls and Procedures

PART IV

       15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

PART I

UNLESS OTHERWISE INDICATED, ALL FINANCIAL DATA IN THIS DOCUMENT HAVE BEEN PREPARED USING GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP"). AS USED IN THIS DOCUMENT, "HOLDINGS" MEANS EVEREST REINSURANCE HOLDINGS, INC.; "GROUP"
MEANS EVEREST RE GROUP, LTD. (FORMERLY EVEREST REINSURANCE GROUP, LTD.); "CAPITAL TRUST" MEANS EVEREST RE CAPITAL TRUST; "EVEREST RE" MEANS EVEREST REINSURANCE COMPANY AND ITS SUBSIDIARIES (UNLESS THE CONTEXT OTHERWISE REQUIRES); "BERMUDA RE" MEANS EVEREST REINSURANCE (BERMUDA), LTD.; AND THE "COMPANY" MEANS HOLDINGS AND ITS SUBSIDIARIES (UNLESS THE CONTEXT OTHERWISE REQUIRES).


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

The Company's principal business, conducted through its operating subsidiaries, is the underwriting of reinsurance and insurance in the United States and international markets. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business regardless of the ceding company's preferred reinsurance purchasing method. The Company underwrites insurance principally through general agent relationships and surplus lines brokers. The Company's operating subsidiaries, excluding Mt. McKinley Insurance Company ("Mt. McKinley"), are each rated A+ ("Superior") by A.M. Best Company ("A.M. Best"), an independent insurance industry rating organization that rates insurance companies on factors of concern to policyholders.

Following is a summary of the Company's operating subsidiaries:

- Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states (except Nevada and Wyoming), the District of Columbia, Puerto Rico, Canada, and is authorized to conduct reinsurance business in the United Kingdom and Singapore. Everest Re underwrites property and casualty reinsurance on a treaty and facultative basis for insurance and reinsurance companies in the United States and international markets. Everest Re had statutory surplus at December 31, 2002 of $1,494.0 million.

- Everest National Insurance Company ("Everest National"), an Arizona insurance company and a direct subsidiary of Everest Re, is licensed in 45 states and the District of Columbia and is authorized to write property and casualty insurance in the jurisdictions in which it is licensed. This is often called writing insurance on an admitted basis.

- Everest Indemnity Insurance Company ("Everest Indemnity"), a Delaware insurance company and a direct subsidiary of Everest Re, engages in the excess and surplus lines insurance business in the United States. Excess and surplus lines insurance is specialty property and liability coverage that an insurer not licensed to write insurance in a particular jurisdiction is permitted to provide to insureds when the specific specialty coverage is unavailable from admitted insurers. This is often called writing insurance on a non-admitted basis. Everest Indemnity is licensed in Delaware and is eligible to write business on a non-admitted basis in 48 states, the District of Columbia and Puerto Rico.

- Everest Security Insurance Company ("Everest Security"), formerly Southeastern Security Insurance Company, a Georgia insurance company and a direct subsidiary of Everest Re, was acquired in January 2000 and writes property and casualty insurance on an admitted basis in Georgia and Alabama.

- Mt. McKinley Managers, L.L.C. ("Managers"), a New Jersey limited liability company and a direct subsidiary of Holdings, is licensed in New Jersey as an insurance producer. An insurance producer is any intermediary, such as an agent or broker, which acts as the conduit between an insurance company and an insured. Managers, which is licensed to act in New Jersey as an insurance producer in connection with policies written on both an admitted and a non-admitted basis, is the underwriting manager for Everest Indemnity. Managers is also the parent company for WorkCare Southeast, Inc., an Alabama insurance agency, and WorkCare Southeast of Georgia, Inc., a Georgia insurance agency.

- Mt. McKinley (f/k/a Gibraltar Casualty Company, "Gibraltar"), a Delaware insurance company and a direct subsidiary of Holdings, was acquired by Holdings in September 2000 from The Prudential Insurance Company of America ("The Prudential"). Mt. McKinley was formed by Everest Re in 1978 to engage in the excess and surplus lines insurance business in the United States. In 1985, Mt. McKinley ceased writing new and renewal insurance and now its ongoing operations relate to servicing claims arising from its previously written business. Mt. McKinley was a subsidiary of Everest Re until 1991 when Everest Re distributed the stock of Mt. McKinley to a wholly-owned subsidiary of The Prudential.

- Everest Re Holdings, Ltd. ("Everest Ltd."), a Bermuda company and a direct subsidiary of Everest Re, was formed in 1998 and owned Everest Re Ltd., a United Kingdom company that was dissolved after its reinsurance operations were converted into branch operations of Everest Re. Everest Ltd. holds $79.4 million of investments, the management of which constitutes its principal operations.

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

The Company's products include the full range of property and casualty reinsurance and insurance coverages, including marine, aviation, surety, errors and omissions liability ("E&O"), directors' and officers' liability ("D&O"), medical malpractice, other specialty lines, accident and health ("A&H"), workers' compensation, and other standard lines. The Company's distribution channels include both the direct and broker reinsurance markets, U.S. and international markets, reinsurance, both treaty and facultative, and insurance, both admitted and non-admitted.

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

The Company's underwriting strategy also emphasizes flexibility and responsiveness to changing market conditions, such as increased demand or favorable pricing trends. The Company believes that its existing strengths, including its broad underwriting expertise, U.S. and international presence, high ratings and substantial capital, facilitate adjustments to its mix of business geographically, by line of business and by type of coverage, allowing it to capitalize on those market opportunities that provide the greatest potential for underwriting profitability. The Company's insurance infrastructure further facilitates this strategy by allowing the Company to develop business that requires the Company to issue insurance policies. The Company also carefully monitors its mix of business to avoid inappropriate concentrations of geographic or other risk.

CAPITAL TRANSACTIONS
The Company has flexibility with respect to capitalization as the result of its perceived financial strength, including its financial strength ratings as assigned by independent rating agencies, and its access to the capital markets. The Company continuously monitors its capital and financial position, as well as investment and security market conditions, in general and with respect to the Company's securities, and responds accordingly.

In November 2002, Capital Trust completed public offerings of $210 million principal amount of 7.85% trust preferred securities. The net proceeds of this offering were used for working capital and general corporate purposes. Capital Trust, a Delaware statutory trust owned by the Company, was established in 1999 and exists to issue and sell preferred securities to the public.

On March 14, 2000, Holdings completed a public offering of $200 million principal amount of 8.75% senior notes due March 15, 2010 and $250 million principal amount of 8.50% senior notes due March 15, 2005. During 2000, the net proceeds of these offerings and additional funds were distributed by Holdings to Group.

RATINGS
The following table shows the financial strength ratings of the Company's operating subsidiaries as reported by A.M. Best, Standard & Poor's Ratings Services ("Standard & Poor's) and Moody's Investors Service, Inc. ("Moody's"). These ratings are based upon factors of concern to policyholders and should not be considered an indication of the degree or lack of risk involved in an equity investment in an insurance company.

Operating Subsidiary             A.M. Best                   Standard & Poor's         Moody's
-----------------------------------------------------------------------------------------------------
Everest Re                       A+ (Superior)               AA- (Positive)            Aa3 (Excellent)
Everest National                 A+ (Superior)               AA- (Positive)                 Not Rated
Everest Indemnity                A+ (Superior)                   Not Rated                  Not Rated
Everest Security                 A+ (Superior)                   Not Rated                  Not Rated
Mt. McKinley                        Not Rated                    Not Rated                  Not Rated

A.M. Best states that the "A+" ("Superior") rating is assigned to those companies which, in its opinion, have, on balance, achieved superior financial strength, operating performance and market profile when compared to the standards established by A.M. Best and have demonstrated a very strong ability to meet their ongoing obligations to policyholders. The "A+" ("Superior") rating is the second highest of fifteen ratings assigned by A.M. Best, which range from "A++" ("Superior") to "F" ("In Liquidation"). Additionally, A.M. Best has eleven classifications within the "Not Assigned" category. Standard & Poor's states that the "AA-" rating is assigned to those insurance companies which, in its opinion, offer excellent financial security and whose capacity to meet policyholder obligations is strong under a variety of economic and underwriting conditions. The "AA-" rating is the fourth highest of nineteen ratings assigned by Standard & Poor's, which range from "AAA" to "R". Ratings from AA to B may be modified by the use of a plus or minus sign to show relative standing of the insurer within those rating categories. Moody's states that insurance companies rated "Aa" offer excellent financial security. Together with the Aaa rated companies, Aa rated companies constitute what are generally known as high grade companies, with Aa rated companies generally having somewhat larger long-term risks. Moody's rating gradations are shown through the use of nine distinct symbols, each symbol representing a group of ratings in which the financial security is broadly the same. The "Aa3" (Excellent) rating is the fourth highest of ratings assigned by Moody's, which range from "Aaa" (Exceptional) to "C" (Lowest). Moody's further distinguishes the ranking of an insurer within its generic rating classification from Aa to B with 1, 2 and 3 ("1" being the highest).

The following table shows the investment grade ratings of the Holdings' senior notes due March 15, 2005 and March 15, 2010 by A.M. Best, Standard & Poor's and Moody's. Debt ratings are a current assessment of the credit-worthiness of an obligor with respect to a specific obligation.

                                   A.M. Best       Standard & Poor's                Moody's
-------------------------------------------------------------------------------------------
Senior Notes                          a                   A-                             A3
Trust Preferred Securities            a-                 BBB                           Baa1

A company with a debt rating of "a" or "a-" is considered by A.M. Best to have a strong capacity and willingness to meet the terms of the obligation and possesses a low level of credit risk. The "a" and "a-" ratings are the sixth and seventh highest of 19 ratings assigned by A.M. Best, which range from "aaa" to "ccc". A company with a debt rating of "A-" is considered by Standard & Poor's to have a strong capacity to pay interest and repay principal, although it is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than debt in higher rated categories. A company with a debt rating of "BBB" is considered by Standard & Poor's to have adequate capacity to pay interest and repay principal, but is susceptible to the adverse effects of changes in circumstances and economic conditions than debt in higher rated categories. The "A-" and "BBB" ratings from Standard & Poor's are the seventh and ninth highest of 24 ratings assigned by Standard & Poor's, which range from

"AAA" to "D". A company with a debt rating of "A3" is considered to be an upper-medium-grade obligation by Moody's. This rating represents adequate capacity with respect to repayment of principal and interest, but elements may be present which suggest a susceptibility to impairment sometime in the future. A company with a debt rating of "Baa1" is considered to be a medium-grade obligation by Moody's. This rating represents adequate capacity with respect to repayment of principal and interest, but certain protective elements may be lacking or may be characteristically unreliable over any great length of time. The "A3" and "Baa1" ratings are the seventh and eighth highest of 21 ratings assigned by Moody's, which range from "AAA" to "C".

All of the above-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies.

COMPETITION
The worldwide reinsurance and insurance businesses are highly competitive, yet cyclical by product and market. The terrorist attacks on September 11, 2001 (the "September 11 attacks") resulted in losses which reduced industry capacity and were of sufficient magnitude to cause most companies to reassess their capital position, tolerance for risk, exposure control mechanisms and the pricing terms and conditions at which they are willing to take on risk. The gradual and variable improving trend that had been apparent through 2000 and earlier in 2001 firmed significantly after the September 11 attacks. This firming generally took the form of immediate and significant upward pressure on prices, more restrictive terms and conditions and a reduction of coverage limits and capacity availability. Such pressures were widespread, with variability depending on the product and markets involved, but mainly depending on the characteristics of the underlying risk exposures. The magnitude of the changes was sufficient to create temporary disequilibrium in some markets as individual buyers and sellers adapted to changes in both their internal and market dynamics.

During 2002, the reinsurance and insurance markets continued to firm. This firming reflects the losses arising from the September 11 attacks as well as reactions to broad and growing recognition that competition in the late 1990s reached extremes in many classes and markets, which ultimately led to inadequate pricing and overly broad terms, conditions and coverages. The effect of these extremes, which is becoming apparent through excessive loss emergence, varies widely by company depending on product offerings, markets accessed, underwriting and operating practices, competitive strategies and business volumes. Across all market participants, however, the aggregate effect has been impaired financial results and erosion of the industry capital base. Coupled with deteriorating investment market conditions and results, and renewed concerns regarding longer-term industry specific issues, including asbestos exposure and sub-par capital returns, these financial impacts have introduced substantial, and in some cases extreme, pressure for the initiation and/or strengthening of corrective action by individual market participants. These pressures have resulted in firming prices, more restrictive terms and conditions and tightened coverage availability across most classes and markets.

These changes reflect a reversal of the general trend from 1987 through 1999 toward increasingly competitive global market conditions across most lines of business as reflected by decreasing prices and broadening contract terms. The earlier trend resulted from a number of factors including the emergence of significant reinsurance capacity in Bermuda, changes in the Lloyd's market, consolidation and increased capital levels in the insurance and reinsurance industries, as well as the emergence of new reinsurance and financial products addressing traditional exposures in alternative fashions. Many of these factors continue to exist. As a result, although the Company is encouraged by the recent improvements, and more generally, by current market conditions, the Company cannot predict with any reasonable certainty whether and to what extent these improvements will persist.

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

EMPLOYEES
As of March 1, 2003, the Company employed 367 persons. Management believes that its employee relations are good. None of the Company's employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

AVAILABLE  INFORMATION
The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports are available free of charge through the Company's internet website at HTTP://WWW.EVERESTRE.COM as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission.

ITEM 2. PROPERTIES
Everest Re's corporate offices are located in approximately 115,000 square feet of leased office space in Liberty Corner, New Jersey. The Company's other eleven locations occupy a total of approximately 56,000 square feet, all of which are leased. Management believes that the above-described office space is adequate for its current and anticipated needs.

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

In all such matters, the Company believes that its positions are legally and commercially reasonable. The Company also regularly evaluates those positions, and where appropriate, establishes or adjusts insurance reserves to reflect the results of its evaluation. The Company's aggregate reserves take into account the possibility that the Company may not ultimately prevail in each and every disputed matter. The Company believes its aggregate reserves reduce the potential that an adverse resolution of one or more of these matters, at any point in time, would have a material impact on the Company's financial condition or results of operations. However, there can be no assurances that adverse resolutions of such matters in any one period or in the aggregate will not result in a material adverse effect on the Company's results of operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION AND HOLDER OF COMMON STOCK
As of December 31, 2002, all of the Company's common stock was owned by Group and was not publicly traded.

During 2000, the Company declared dividends on its common stock totaling $495.0 million. The Company did not pay any dividends during 2002 and 2001. The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, financial condition, business needs and growth objectives, capital and surplus requirements of operating subsidiaries, regulatory restrictions, rating agency considerations and other factors. As an insurance holding company, the Company is dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its stockholder. The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law. Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $921.0 million at December 31, 2002, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner. During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of an insurer's statutory surplus as of the end of the prior calendar year or (2) the insurer's statutory net income, not including realized capital gains, for the prior calendar year. Under this definition, the maximum amount that will be available for the payment of dividends by Everest Re in 2003 without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $149.4 million. See Note 13A of Notes to Consolidated Financial Statements.

RECENT SALES OF UNREGISTERED SECURITIES
None.


ITEM 6. SELECTED FINANCIAL DATA

Information for this Item 6 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 7. MANAGEMENT'S   DISCUSSION   AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
RESULTS OF OPERATIONS

The following is a discussion of the results of operations of Everest Reinsurance Holdings, Inc. and its subsidiaries (the "Company"). This discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto presented under ITEM 8.

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

ACQUISITIONS
On September 19, 2000, the Company completed the acquisition of all of the issued and outstanding capital stock of Gibraltar Casualty Company ("Gibraltar") from The Prudential Insurance Company of America ("The Prudential") for $51.8 million, which approximated book value. As a result of the acquisition, Gibraltar became a wholly owned subsidiary of the Company and, immediately following the acquisition, its name was changed to Mt. McKinley Insurance Company ("Mt. McKinley"). In connection with the acquisition of Mt. McKinley, which has significant exposure to asbestos and environmental claims, Prudential Property and Casualty Insurance Company ("Prupac"), a subsidiary of The Prudential, provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley's reserves as of September 19, 2000. In addition, The Prudential guaranteed Prupac's obligation to Mt. McKinley. There were $78.9 million of cessions under this reinsurance at December 31, 2002, reducing the limit available under this contract to $81.1 million.

In connection with the Mt. McKinley acquisition, Prupac also provided excess of loss reinsurance for 100% of the first $8.5 million of loss with respect to certain of Mt. McKinley's retrocessions and potentially uncollectible reinsurance coverage. There were $0.0 million and $3.6 million of cessions under this reinsurance during the periods ending December 31, 2002 and 2001, respectively, reducing the limit available under the contract to $2.4 million.

Mt. McKinley, a run-off property and casualty insurer in the United States, has had a long relationship with Holdings and its principal operating company, Everest Reinsurance Company ("Everest Re"). Mt. McKinley was formed in 1978 by Everest Re and wrote insurance until 1985, when it was placed in run-off. In 1991, Mt. McKinley became a subsidiary of The Prudential. Mt. McKinley is also a reinsurer of Everest Re. Under a series of transactions dating to 1986, Mt. McKinley reinsured several components of Everest Re's business. In particular, Mt. McKinley provided stop-loss reinsurance protection, in connection with the Company's October 5, 1995 initial public offering, for any adverse loss development on Everest Re's June 30, 1995 (December 31, 1994 for catastrophe losses) reserves, with $375.0 million in limits, of which $103.9 million remains available (the "Stop Loss Agreement"). The Stop Loss Agreement and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the acquisition. However, these contracts became transactions with affiliates effective on the date of the Mt. McKinley acquisition, and their financial impact is thereafter eliminated in consolidation. Effective September 19, 2000, Mt. McKinley and Everest Reinsurance (Bermuda), Ltd. ("Bermuda Re") entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm's-length consideration, all of its net insurance exposures and reserves to Bermuda Re.

During 2000, the Company completed an additional acquisition, Everest Security Insurance Company ("Everest Security"), formerly known as Southeastern Security Insurance Company, a United States property and casualty company whose primary business is non-standard automobile insurance.

INDUSTRY CONDITIONS
The worldwide reinsurance and insurance businesses are highly competitive, yet cyclical by product and market. The terrorist attacks on September 11, 2001 (the "September 11 attacks") resulted in losses which reduced industry capacity and were of sufficient magnitude to cause most companies to reassess their capital position, tolerance for risk, exposure control mechanisms and the pricing terms and conditions at which they are willing to take on risk. The gradual and variable improving trend that had been apparent through 2000 and earlier in 2001 firmed significantly after the September 11 attacks. This firming generally took the form of immediate and significant upward pressure on prices, more restrictive terms and conditions and a reduction of coverage limits and capacity availability. Such pressures were widespread, with variability depending on the product and markets involved, but mainly depending on the characteristics of the underlying risk exposures. The magnitude of the changes was sufficient to create temporary disequilibrium in some markets as individual buyers and sellers adapted to changes in both their internal and market dynamics.

During 2002, the reinsurance and insurance markets continued to firm. This firming reflects the losses arising from the September 11 attacks as well as reactions to broad and growing recognition that competition in the late 1990's reached extremes in many classes and markets, which ultimately led to inadequate pricing and overly broad terms, conditions and coverages. The effect of these extremes, which is becoming apparent through excessive loss emergence, varies widely by company depending on product offerings, markets accessed, underwriting and operating practices, competitive strategies and business volumes. Across all market participants, however, the aggregate effect has been impaired financial results and erosion of the industry capital base. Coupled with deteriorating investment market conditions and results, and renewed concerns regarding longer-term industry specific issues, including asbestos exposure and sub-par capital returns, these financial impacts have introduced substantial, and in some cases extreme, pressure for the initiation and/or strengthening of corrective action by individual market participants. These pressures have resulted in firming prices, more restrictive terms and conditions and tightened coverage availability across most classes and markets.

These changes reflect a clear reversal of the general trend from 1987 through 1999 toward increasingly competitive global market conditions across most lines of business as reflected by decreasing prices and broadening contract terms. The earlier trend resulted from a number of factors, including the emergence of significant reinsurance capacity in Bermuda, changes in the Lloyd's market, consolidation and increased capital levels in the insurance and reinsurance industries, as well as the emergence of new reinsurance and financial products addressing traditional exposures in alternative fashions. Many of these factors continue to exist and have taken on additional importance as the result of the firming conditions which have emerged. As a result, although the Company is encouraged by the recent improvements, and more generally, by current market conditions, the Company cannot predict with any reasonable certainty whether and to what extent these improvements will persist.

SEGMENT INFORMATION
The Company, through its subsidiaries, operates in four segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting and International. The U.S. Reinsurance operation writes property and casualty reinsurance on both a treaty and facultative basis through reinsurance brokers as well as directly with ceding companies within the United States. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the United States. The Specialty Underwriting operation writes accident and health ("A&H"), marine, aviation and surety business within the United States and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through the Company's branches in London, Canada, and Singapore, in addition to foreign business written through the Company's New Jersey headquarters and Miami office.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments principally based upon their underwriting results.

RESULTS OF OPERATIONS
Unusual Loss Events in 2001. As a result of the September 11 attacks, the Company incurred pre-tax losses, based on an estimate of ultimate exposure developed through a review of its coverages, which totaled $213.2 million gross of reinsurance and $55.0 million net of reinsurance. Associated with this reinsurance were $60.0 million of pre-tax charges, predominantly from adjustment premiums, resulting in a total pre-tax loss from the September 11 attacks of $115.0 million. After tax recoveries relating specifically to this unusual loss event, the net loss from the September 11 attacks totaled $75.0 million. Over 90% of the losses ceded by the Company were pursuant to treaties, where the reinsurers' obligations are secured, which the Company believes eliminates material reinsurance collection risk.

As a result of the Enron bankruptcy in 2001, the Company incurred losses, after-tax and net of reinsurance, amounting to $18.6 million. This unusual loss reflects all of the Company's exposures to this event, including underwriting, credit and investment.


YEAR ENDED  DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

PREMIUMS. Gross premiums written increased 49.0% to $2,755.4 million in 2002 from $1,849.8 million in 2001, as the Company took advantage of selected growth opportunities and improving pricing in many classes of business, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 70.5% ($227.9 million) increase in the International operation, mainly attributable to growth in the London, Canadian and Latin American markets, a 63.5% ($319.1 million) increase in the U.S. Insurance operation, principally attributable to growth in worker's compensation insurance, a 46.5% ($284.1 million) increase in the U.S. Reinsurance operation, primarily reflecting growth across property and casualty lines, and an 18.0% ($74.6 million) increase in the Specialty Underwriting operation, mainly attributable to growth in marine, aviation and surety business. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $565.9 million in 2002 from $432.9 million in 2001. This increase was principally attributable to $372.9 million of ceded premiums relating to a Quota Share Reinsurance Agreement between Everest Re and Bermuda Re, whereby Everest Re cedes 20% of its net retained liability on all new and renewal policies written during the term of this agreement, and an Excess of Loss Agreement between Everest Re, Everest National Insurance Company, Everest

Security and Bermuda Re, whereby Bermuda Re assumes liability for primary insurance workers' compensation losses exceeding $100,000 per occurrence, with its liability not to exceed $150,000 per occurrence. Ceded premiums in 2002 included $5.1 million and $49.4 million in adjustment premiums relating to claims made under the 2001 and 2000 accident year aggregate excess of loss elements of the Company's corporate retrocessional program, respectively. Ceded premiums in 2001 included $81.3 million and $58.1 million in adjustment premiums relating to claims made under the 2001 and 1999 accident year aggregate excess of loss elements of the Company's corporate retrocessional program, respectively, with the 2001 accident year cessions principally relating to losses incurred as a result of the September 11 attacks and the Enron bankruptcy.

Net premiums written increased by 54.5% to $2,189.5 million in 2002 from $1,416.9 million in 2001. This increase was a result of the increase in gross premiums written and ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 46.8% to $1,957.3 million in 2002 from $1,333.5 million in 2001. Contributing to this increase were a 140.7% ($239.0 million) increase in the International operation, a 58.3% ($171.5 million) increase in the U.S. Insurance operation, a 32.3% ($160.5 million) increase in the U.S. Reinsurance operation and a 14.2% ($52.9 million) increase in the Specialty Underwriting operation. All of these changes reflect period to period variability in gross written and ceded premiums, and business mix, together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting and earnings and loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

EXPENSES. Incurred loss and loss adjustment expenses ("LAE") increased by 29.6% to $1,399.0 million in 2002 from $1,079.2 million in 2001. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned and modest reserve strengthening in select areas, most notably in directors and officers liability, surety and workers' compensation lines and with respect to asbestos exposures, partially offset by lower catastrophe losses and improvements in rates, terms and conditions in many classes of business, as well as the impact of changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which reflect the impact both of current period events and favorable and unfavorable development on prior period events and are net of reinsurance. A catastrophe is an event that causes a pre-tax loss on property exposures of at least $5.0 million and has an event date of January 1, 1988 or later. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program, were $30.2 million in 2002, principally relating to European flood losses and Hurricanes Isidore and Kenna, compared to net catastrophe losses of $222.6 million in 2001, which was principally related to the September 11 attacks. Incurred losses and LAE in 2002 reflected ceded losses and LAE of $486.1 million compared to ceded losses and LAE in 2001 of $619.4 million. Ceded losses and LAE in 2002 include $178.6 million of ceded losses relating to the reinsurance transactions noted earlier between the Company and Bermuda Re. The ceded losses and LAE in 2002 included $11.0 million and $90.0 million of losses ceded under the 2001 and 2000 accident year aggregate excess of loss components of the Company's corporate retrocessional program, respectively. The ceded losses and LAE in 2001 included $164.0 million and $105.0 million of losses ceded under the 2001 and 1999 accident year aggregate excess of loss components of the Company's corporate retrocessional program, respectively, with the 2001 accident year cessions relating principally to losses incurred as the result of the September 11 attacks.

Contributing to the increase in incurred losses and LAE in 2002 from 2001 were a 198.4% ($173.4 million) increase in the International operation, a 63.4% ($134.0 million) increase in the U.S. Insurance operation, principally reflecting increased premium volume coupled with changes in this segment's specific reinsurance programs and an 11.4% ($51.4 million) increase in the U.S.
Reinsurance operation, principally due to increased premium volume, partially offset by decreased catastrophe losses. These increases were partially offset by an 11.8% ($39.1 million) decrease in the Specialty Underwriting operation, principally attributable to decreased catastrophe losses. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss and LAE ratio ("loss ratio"), which is calculated by dividing incurred losses and LAE by premiums earned, decreased by 9.4 percentage points to 71.5% in 2002 from 80.9% in 2001, reflecting the earned premiums and incurred losses and LAE discussed above. The following table shows the loss ratios for each of the Company's operating segments for 2002 and 2001. The loss ratios for all operations were impacted by the expense factors noted above as well as by the impact on ceded premiums of the adjustment premiums under the Company's corporate retrocessional program.

                          OPERATING SEGMENT LOSS RATIOS
---------------------------------------------------------------------------
Segment                            2002                                2001
---------------------------------------------------------------------------
U.S. Reinsurance                   76.1%                               90.4%
U.S. Insurance                     74.1%                               71.8%
Specialty Underwriting             68.7%                               89.0%
International                      63.8%                               51.5%

Underwriting expenses increased by 23.3% to $553.5 million in 2002 from $448.9 million in 2001. Commission, brokerage, taxes and fees increased by $94.8 million, principally reflecting increases in premium volume and changes in the mix of business. Other underwriting expenses increased by $9.8 million as the Company expanded its operations to support its increased business volume. Contributing to the underwriting expense increase were a 66.1% ($54.7 million) increase in the U.S. Insurance operation, a 17.6% ($19.0 million) increase in the Specialty operation, a 13.8% ($12.8 million) increase in the International operation and an 11.4% ($18.7 million) increase in the U.S. Reinsurance operation. The changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, the underwriting performance of the underlying business. The Company's expense ratio, which is calculated by dividing underwriting expenses by premiums earned, decreased by 5.4 percentage points to 28.3% in 2002 compared to 33.7% in 2001.

The Company's combined ratio, which is the sum of the loss and expense ratios, decreased by 14.9 percentage points to 99.7% in 2002 compared to 114.6% in 2001. The following table shows the combined ratios for each of the Company's operating segments for 2002 and 2001. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above as well as by the impact on ceded premiums of the adjustment premiums under the Company's corporate retrocessional program.

                        OPERATING SEGMENT COMBINED RATIOS
--------------------------------------------------------------------------------
Segment                                 2002                                2001
--------------------------------------------------------------------------------
U.S. Reinsurance                       103.8%                              123.3%
U.S. Insurance                         103.6%                               99.9%
Specialty Underwriting                  98.6%                              118.0%
International                           89.7%                              106.2%

INVESTMENTS. Net investment income decreased by 3.0% to $257.9 million in 2002 from $265.9 million in 2001, principally reflecting the lower interest rate enviroment, partially offset by the effect of investing the $425.2 million of cash flow from operations in 2002 and $203.4 million of net proceeds from Everest Re Capital Trust's ("Capital Trust") issuance of trust preferred securities in November 2002. The following table shows a comparison of various investment yields as of December 31, 2002 and 2001, respectively, and for the periods then ended.

                                                         2002               2001
                                                         -----------------------
Imbedded pre-tax yield of cash and invested
 assets at end of period                                  5.1%               6.0%
Imbedded after-tax yield of cash and invested
 assets at end of period                                  4.2%               4.6%
Annualized pre-tax yield on average cash and
 invested assets                                          5.6%               6.2%
Annualized after-tax yield on average cash and
 invested assets                                          4.3%               4.7%

Net realized capital losses were $53.1 million in 2002, reflecting realized capital losses on the Company's investments of $108.9 million, which includes $79.7 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, of which $25.7 million were for WorldCom, partially offset by $55.8 million of realized capital gains, compared to net realized capital losses of $15.7 million in 2001. The net realized capital losses in 2001 reflected realized capital losses of $45.5 million, which included $16.7 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, which were partially offset by $29.8 million of realized capital gains.

Interest expense was $42.4 million for 2002 compared to $46.0 million for 2001. Interest expense for 2002 reflects $38.9 million relating to the Company's senior notes and $3.5 million relating to the Company's borrowing under its revolving credit facility. Interest expense for 2001 reflects $38.9 million relating to the Company's senior notes and $7.1 million relating to the Company's borrowing under its revolving credit facility. In addition, 2002 includes incurred expense of $2.1 million for distributions on Capital Trust's trust preferred securities.

Other expense was $21.8 million in 2002 compared to other income of $26.6 million in 2001. Significant contributors to other expense in 2002 were deferred gains principally on the Mt. McKinley reinsurance transaction with Bermuda Re, which is retroactive in nature, foreign exchange losses, normal provision for uncollectible audit premium in the U.S. Insurance operation and the amortization of deferred expenses relating to the Company's issuance of senior notes and Capital Trust's issuance of trust preferred securities in November 2002, partially offset by fee income. Other income for 2001 includes $25.9 million arising from a non-recurring receipt of shares in connection with the demutualization of a former insurance company client that had issued annuities to the Company in connection with certain claim settlement transactions. In addition, other income for 2001 includes foreign exchange gains as well as fee income, offset by the amortization of deferred expenses relating to the Company's issuance of senior notes.

The Company has in its product portfolio a credit default swap, which it no longer writes. This product meets the definition of a derivative under Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). Net derivative expense, essentially reflecting changes in fair value from this credit default transaction in 2002, was $3.5 million, compared to $7.0 million in 2001. See also Footnote 2 to Notes to the Consolidated Financial Statements.

INCOME TAXES. The Company generated income tax expense of $24.8 million in 2002 compared to an income tax benefit of $9.2 million in 2001. The tax expense in 2002 was mainly attributable to improved underwriting results. The tax benefit in 2001 primarily resulted from the impact of losses relating to the September 11 attacks, the Enron bankruptcy and realized capital losses recognized in 2001, which reduced taxable income, partially offset by taxable income relating to the non-recurring receipt of shares in connection with a former client's demutualization.

NET INCOME. Net income was $115.1 million in 2002 compared to $38.3 million in 2001. This increase generally reflects the improved underwriting results, partially offset by increased tax expense, realized capital losses and a decrease in other income.

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

Ceded premiums increased to $432.9 million in 2001 from $166.7 million in 2000. This increase was principally attributable to $123.2 million of ceded premiums in 2001 relating to an arm's-length loss portfolio reinsurance transaction, whereby the Company transferred the net exposures and reserves of its Belgium branch to Bermuda Re. In addition, ceded premiums in 2001 also reflect $81.3 million of adjustment premiums incurred under the 2001 accident year aggregate excess of loss element of the Company's corporate retrocessional program relating to losses incurred as a result of the September 11 attacks and the Enron bankruptcy. In addition, ceded premiums for 2001 and 2000 also include adjustment premiums of $58.1 million and $35.2 million, respectively, relating to claims made under the 1999 accident year aggregate excess of loss elements of the Company's corporate retrocessional program. The increase in ceded premiums in 2001 also reflects the impact on the U.S. Insurance operation's specific reinsurance protections resulting from this unit's volume increase.

Net premiums written increased by 17.4% to $1,416.9 million in 2001 from $1,207.3 million in 2000. This increase was as a result of the increase in gross premiums written and the increase in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 14.7% to $1,333.5 million in 2001 from $1,162.6 million in 2000. Contributing to this increase were a 189.7% ($192.6 million) increase in the U.S. Insurance operation, a 22.9% ($69.2 million) increase in the Specialty Underwriting operation and a 5.5% ($26.0 million) increase in the U.S. Reinsurance operation. These increases were partially offset by a 40.8% ($116.9 million) decrease in the International operation, principally attributable to $122.3 million relating to the reinsurance transaction between the Company and Bermuda Re noted earlier. All of these changes reflect period to period variability in gross written and ceded premiums, and business mix, together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting and earnings and loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

EXPENSES. Incurred loss and LAE increased by 22.9% to $1,079.2 million in 2001 from $878.2 million in 2000. The increase in incurred losses and LAE was principally attributable to an increase in business volume as reflected by the increase in net premiums earned, the impact of incurred losses relating to the September 11 attacks and the Enron bankruptcy and modest reserve strengthening in select areas, together with the impact of changes in the Company's mix of business. The Enron bankruptcy contributed $34.0 million of unusual losses in 2001, before cessions under the corporate retrocessional program. Incurred losses and LAE include catastrophe losses, which reflect the impact of both current period events and favorable and unfavorable development on prior period events and are net of reinsurance. A catastrophe is an event that causes a pre-tax loss on property exposures of at least $5.0 million and has an event date of January 1, 1988 or later. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program in 2001, were $222.6 million, relating principally to the September 11 attacks, tropical storm Alison, the Petrobras Oil Rig loss and the El Salvador earthquake, compared to $13.9 million in 2000. Incurred losses and LAE in 2001 reflected ceded losses and LAE of $619.4 million compared to ceded losses and LAE in 2000 of $176.4 million, with the increase principally attributable to cessions relating to the September 11 attack losses and the Enron bankruptcy, together with increased cessions under specific reinsurance arrangements in the U.S. Insurance operation. The ceded losses and LAE for 2001 reflect $164.0 million of losses ceded under the 2001 accident year aggregate excess of loss component of the Company's corporate retrocessional program. The ceded losses and LAE for 2001 and 2000 reflect $105.0 million and $70.0 million, respectively, of losses ceded under the 1999 accident year aggregate excess of loss component of the Company's corporate retrocessional program, with the amounts in both periods reflecting reserve strengthening in select lines. In addition, ceded losses and LAE in 2001 reflects $119.4 million relating to the reinsurance transaction between the Company and Bermuda Re noted earlier.

Contributing to the increase in incurred losses and LAE in 2001 from 2000 were a 200.7% ($141.0 million) increase in the U.S. Insurance operation, principally reflecting increased premium volume, a 41.5% ($131.9 million) increase in the U.S. Reinsurance operation, principally reflecting losses in connection with the September 11 attacks and tropical storm Alison and a 30.1% ($76.5 million) increase in the Specialty Underwriting operation, principally attributable to increased premium volume in A&H medical stop loss business together with marine, aviation and surety losses relating to the September 11 attacks, the Enron bankruptcy and the Petrobras Oil Rig loss. These increases were partially offset by a 62.9% ($148.5 million) decrease in the International operation, principally attributable to $119.4 million relating to the reinsurance transaction between the Company and Bermuda Re noted earlier, and to more favorable loss experience. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

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

Underwriting expenses increased by 41.3% to $448.9 million in 2001 from $317.7 million in 2000. Commission, brokerage, taxes and fees increased by $126.2 million, principally reflecting increases in premium volume and changes in the mix of business. In addition, in 2000, the Company's reassessment of the expected losses on a multi-year reinsurance treaty led to a $33.8 million decrease in contingent commissions with a corresponding increase to losses. Other underwriting expenses increased by $5.0 million as the Company expanded its business volume and operations. Contributing to the underwriting expense increase were a 122.7% ($45.6 million) increase in the U.S. Insurance operation, mainly relating to the increased premium volume, a 70.8% ($68.0 million) increase in the U.S. Reinsurance operation, which included the impact of the contingent commission adjustment noted above and a 22.5% ($19.8 million) increase in the Specialty operation. These increases were partially offset by a 0.2% ($1.9 million) decrease in the International operation. Except as noted, the changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, the underwriting performance of the underlying business. The Company's expense ratio, which is calculated by dividing underwriting expenses by premiums earned, increased by 6.4 percentage points to 33.7% in 2001 compared to 27.3% in 2000.

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

                                                        2001                2000
                                                        ------------------------
Imbedded pre-tax yield of cash and invested
 assets at end of period                                 6.0%                6.7%
Imbedded after-tax yield of cash and invested
 assets at end of period                                 4.6%                5.0%
Annualized pre-tax yield on average cash and
 invested assets                                         6.2%                6.5%
Annualized after-tax yield on average cash and
 invested assets                                         4.7%                5.0%

Net realized capital losses were $15.7 million in 2001, reflecting realized capital losses on the Company's investments of $45.5 million, which includes $16.7 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, partially offset by $29.8 million of realized capital gains, compared to realized capital gains of $0.3 million in 2000. The net realized capital gains in 2000 reflected realized capital gains of $30.3 million, which were partially offset by $30.0 million of realized capital losses.

Interest expense was $46.0 million for 2001 compared to $39.4 million in 2000. Interest expense for 2001 reflects $38.9 million relating to the Company's senior notes and $7.1 million relating to the Company's borrowing under its revolving credit facility. Interest expense for 2000 reflects $30.9 million relating to the Company's senior notes and $8.5 million relating to the Company's borrowing under its revolving credit facility.

Other income was $26.6 million in 2001 compared to $3.3 million in 2000. Other income for 2001 includes $25.9 million arising from a non-recurring receipt of shares in connection with the demutualization of a former insurance company client that had issued annuities to the Company in connection with certain claim settlement transactions. In addition, other income for 2001 includes foreign exchange gains as well as financing fees from Everest Security, offset by the amortization of deferred expenses relating to the Company's issuance of senior notes. Significant contributors to other income for 2000 were foreign exchange gains as well as financing fees from Everest Security, partially offset by net derivative expense and the amortization of deferred expenses relating to the Company's issuance of senior notes. The foreign exchange gains and losses are attributable to fluctuations in foreign currency exchange rates.

During 2000, the Company added to its product portfolio a credit default swap, which it no longer writes, that has characteristics which allow this transaction to be analyzed using approaches consistent with those used in the Company's other operations. This product meets the definition of a derivative under FAS
133. Net derivative expense from this transaction in 2001 was $7.0 million, principally attributable to credit default losses relating to the Enron bankruptcy.

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

RISK FACTORS
The following risk factors, in addition to the other information provided in this report, should be considered when evaluating the Company. If any of the following risks actually occur, the Company's business, financial condition or results of operations could be materially and adversely affected.

THE COMPANY'S RESULTS MAY FLUCTUATE AS A RESULT OF FACTORS GENERALLY AFFECTING THE INSURANCE AND REINSURANCE INDUSTRY.

The results of companies in the insurance and reinsurance industry historically have been subject to significant fluctuations and uncertainties. Factors that affect the industry in general could also cause the Company's results to fluctuate. The industry's profitability can be affected significantly by:

- fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested capital and may impact the ultimate payout of loss amounts;

- rising levels of actual costs that are not known by companies at the time they price their products;

- volatile and unpredictable developments, including weather-related and other natural catastrophes;

- events like the September 11, 2001 attacks, which affect the insurance and reinsurance markets generally;

- changes in reserves resulting from different types of claims that may arise and the development of judicial interpretations relating to the scope of insurers' liability; and

- the overall level of economic activity and the competitive environment in the industry.

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

The Company's insurance company subsidiaries, other than Mt. McKinley, currently hold an A+ ("Superior") financial strength rating from A.M. Best. Everest Re and Everest National hold an AA- ("Positive") financial strength rating from Standard & Poor's. Everest Re holds an Aa3 ("Excellent") financial strength rating from Moody's. Financial strength ratings are used by insurers and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, the rating of a company purchasing reinsurance may be adversely affected by an unfavorable rating or the lack of a rating of its reinsurer. A downgrade or withdrawal of any of these ratings might adversely affect the Company's ability to market its insurance products and would have a significant and adverse effect on its future prospects for growth and profitability.

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

IF THE COMPANY IS UNABLE TO PURCHASE REINSURANCE AND TRANSFER RISK TO REINSURERS, ITS NET INCOME COULD BE REDUCED OR THE COMPANY COULD INCUR A LOSS.

The Company attempts to limit its risk of loss by purchasing reinsurance to transfer a portion of the risks it assumes. The availability and cost of reinsurance is subject to market conditions, which are outside of the Company's control. As a result, the Company may not be able to successfully purchase reinsurance and transfer risk through reinsurance arrangements. A lack of available reinsurance might adversely affect the marketing of the Company's business and/or force the Company to retain all or a part of the risk that cannot be reinsured. If the Company were required to retain these risks and ultimately pay claims with respect to these risks, the Company's net income could be reduced or the Company could incur a loss.

THE COMPANY'S INDUSTRY IS HIGHLY COMPETITIVE AND THE COMPANY MAY NOT BE ABLE TO COMPETE SUCCESSFULLY IN THE FUTURE.

The Company's industry is highly competitive and has experienced signifiacant price competition. The Company competes in the United States and international markets with domestic and international insurance companies. Some of these competitors have greater financial resources than the Company, have been operating for longer than the Company and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the Company expects to face further competition in the future. The Company may not be able to compete successfully in the future.

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

A significant portion of the Company's investment portfolio consists of fixed income securities and a smaller portion consists of equity securities. Both the fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. For example, the fair market value of the Company's fixed income securities generally increases or decreases in an inverse relationship with fluctuations in interest rates. The fair market value of the Company's fixed income securities can also decrease as a result of any downturn in the business cycle that causes the credit quality of those securities to deteriorate. The net investment income that the Company realizes from future investments in fixed income securities will generally increase or decrease with interest rates. Interest rate fluctuations can also cause net investment income from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, to differ from the income anticipated from those securities at the time the Company bought them. In addition, if issuers of individual investments are unable to meet their obligations, investment income will be reduced and realized capital losses may arise. Because all of the Company's securities are classified as available for sale, changes in the market value of the Company's securities are reflected in its financial statements. Similar treatment is not available for liabilities. As a result, a decline in the value of the securities in the Company's portfolio could reduce its net income or cause the Company to incur a loss.

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

FAILURE TO COMPLY WITH INSURANCE LAWS AND REGULATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

The Company may not have all required licenses and approvals or may not comply with the wide variety of applicable laws and regulations or the relevant authorities' interpretation of the laws and regulations. If the Company does not have the requisite licenses and approvals or does not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend the Company from carrying on some or all of its activities or monetarily penalize the Company. These types of actions could have a material adverse effect on the Company's business.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET SENSITIVE INSTRUMENTS

The Securities and Exchange Commission Financial Reporting Release #48 requires registrants to clarify and expand upon the existing financial statement disclosure requirements for derivative financial instruments, derivative commodity instruments, and other financial instruments (collectively, "market sensitive instruments"). The Company does not enter into market sensitive instruments for trading purposes.

The Company's current investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company's mix of taxable and tax-preferenced investments is adjusted continuously, consistent with its current and projected operating results, market conditions, and the Company's tax position. The fixed maturities in the investment portfolio are comprised of non-trading available for sale securities. Additionally, the Company invests in equity securities, which it believes will enhance the risk-adjusted total return of the investment portfolio. The Company has also engaged in a credit default swap, the market sensitivity of which is believed not to be material.

The overall investment strategy considers the scope of present and anticipated Company operations. In particular, estimates of the financial impact resulting from non-investment asset and liability transactions, together with the Company's capital structure and other factors, are used to develop a net liability analysis. This analysis includes estimated payout characteristics for which the investments of the Company provide liquidity. This analysis is considered in the development of specific investment strategies for asset allocation, duration, and credit quality. The change in overall market sensitive risk exposure principally reflects the asset changes that took place during the year, with minor changes in the underlying risk characteristics.

The $5.2 billion investment portfolio is comprised principally of fixed maturity securities that are subject to interest rate risk and foreign currency rate risk, and equity securities that are subject to equity price risk. The impact of these risks in the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, due to change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $401.4 million of mortgage-backed securities in the $4.9 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus, the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on the fixed maturity portfolio as of December 31, 2002 and 2001 based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments are taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

                                          2002
                           INTEREST RATE SHIFT IN BASIS POINTS
---------------------------------------------------------------------------------------------------------
                                       -200           -100              0           100             200
---------------------------------------------------------------------------------------------------------
Total Market Value                   $5,711.7       $5,306.2        $4,936.1      $4,590.3       $4,282.3

Market Value Change from Base
(%)                                      15.7%           7.5%            0.0%         (7.0)%        (13.2)%

Change in Unrealized
Appreciation After-tax from
Base ($)                             $  504.2       $  240.6        $      -      $ (224.7)      $ (425.0)

                                          2001
                           INTEREST RATE SHIFT IN BASIS POINTS
---------------------------------------------------------------------------------------------------------
                                       -200           -100              0           100             200
---------------------------------------------------------------------------------------------------------
Total Market Value                   $4,875.7       $4,578.3        $4,302.8      $4,043.8       $3,807.1

Market Value Change from
Base (%)                                 13.3%           6.4%            0.0%         (6.0)%        (11.5)%

Change in Unrealized
Appreciation After-tax from
Base ($)                             $  372.4       $  179.1        $      -      $ (168.3)      $ (322.2)

Foreign currency rate risk is the potential change in value, income, and cash flow arising from adverse changes in foreign currency exchange rates. Each of the Company's foreign operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, the Company prefers to maintain the capital of its foreign operations in U.S. dollar assets although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. The Company mitigates foreign exchange exposure by a general matching of the currency and duration of its assets to its corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52, the Company translates the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. The primary functional foreign currency exposures for these foreign operations are the Canadian Dollar, the Euro and the British Pound Sterling.

The tables below display the potential impact of a parallel 20% increase and decrease in foreign exchange rates on the valuation of invested assets subject to foreign currency exposure in 10% increments as of December 31, 2002 and 2001. This analysis includes the after-tax impact of translation from transactional currency to functional currency as well as the after-tax impact of translation from functional currency to the U.S. dollar reporting currency. All amounts are in U.S. dollars and are presented in millions.

                                              2002
                         CHANGE IN FOREIGN EXCHANGE RATES IN PERCENT
------------------------------------------------------------------------------------------------------
                                      -20%           -10%            0%            10%            20%
------------------------------------------------------------------------------------------------------
Total After-tax Foreign
 Exchange Exposure                   $(29.9)        $(16.8)         $ -          $ 19.0         $ 41.3

                                              2001
                         CHANGE IN FOREIGN EXCHANGE RATES IN PERCENT
------------------------------------------------------------------------------------------------------
                                      -20%           -10%            0%            10%           20%
------------------------------------------------------------------------------------------------------
Total After-tax Foreign
 Exchange Exposure                   $(40.7)        $(21.6)         $ -          $ 23.3         $ 47.9

Equity risk is the potential change in market value of the common stock and preferred stock portfolios arising from changing equity prices. The Company invests in high quality common and preferred stocks that are traded on the major exchanges in the United States and funds investing in such securities. The primary objective in managing the $72.5 million equity portfolio is to provide long-term capital growth through market appreciation and income.

The tables below display the impact on market value and after-tax unrealized appreciation of a 20% change in equity prices up and down in 10% increments as of December 31, 2002 and 2001. All amounts are in U.S. dollars and are presented in millions.

                                                 2002
                                   CHANGE IN EQUITY VALUES IN PERCENT
----------------------------------------------------------------------------------------------------------
                                                    -20%        -10%           0%         10%         20%
----------------------------------------------------------------------------------------------------------
Market Value of the Equity Portfolio                $58.0       $65.2        $72.5       $79.7       $87.0

After-tax Change in Unrealized Appreciation         $(9.4)      $(4.7)       $   -       $ 4.7       $ 9.4

                                                 2001
                                   CHANGE IN EQUITY VALUES IN PERCENT
----------------------------------------------------------------------------------------------------------
                                                    -20%        -10%           0%         10%         20%
----------------------------------------------------------------------------------------------------------
Market Value of the Equity Portfolio                $54.0       $60.7        $67.5       $74.2       $80.9

After-tax Change in Unrealized Appreciation         $(8.8)      $(4.4)       $   -       $ 4.4       $ 8.8

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

ITEM 11. EXECUTIVE COMPENSATION
Information for this Item 11 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information for this Item 12 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information for this Item 13 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer believe that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES
The financial statements and schedules listed in the accompanying Index to Financial Statements and Schedules on page F-1 are filed as part of this report.

EXHIBITS
The exhibits listed on the accompanying Index to Exhibits on page E-1 are filed as part of this report.

REPORTS ON FORM 8-K
No reports on Form 8-K were filed during the last quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2002.


                                     EVEREST REINSURANCE HOLDINGS, INC.


                                  By:  /s/ JOSEPH V. TARANTO
                                     -------------------------------------------
                                           Joseph V. Taranto
                                          (Chairman and Chief Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  JOSEPH V. TARANTO    Chairman and Chief Executive Officer    March 20, 2003
----------------------    and  Director (Principal Executive
     Joseph V. Taranto    Officer)

/s/  STEPHEN L. LIMAURO   Executive Vice President, Chief         March 20, 2003
-----------------------   Financial Officer and Director
     Stephen L. Limauro   (Principal Financial Officer)

/s/  KEITH T. SHOEMAKER   Comptroller (Principal Accounting       March 20, 2003
-----------------------   Officer)
     Keith T. Shoemaker

/s/  THOMAS J. GALLAGHER  Director                                March 20, 2003
------------------------
     Thomas J. Gallagher

I, Joseph V. Taranto, certify that:

1. I have reviewed this annual report on Form 10-K of Everest Reinsurance Holdings, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



March 20, 2003                                           /s/ JOSEPH V. TARANTO
--------------                                           -----------------------
                                                         Joseph V. Taranto
                                                         Chairman and Chief
                                                         Executive Officer

I, Stephen L. Limauro, certify that:

1. I have reviewed this annual report on Form 10-K of Everest Reinsurance Holdings, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



March 20, 2003                                       /s/ STEPHEN L. LIMAURO
--------------                                       ---------------------------
                                                     Stephen L. Limauro
                                                     Executive Vice President
                                                     and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NO.                                                                 PAGE
-----------                                                                 ----

2.1 Agreement and Plan of Merger among Everest Reinsurance Holdings, Inc.,Everest Re Group, Ltd. and Everest Re Merger Corporation, incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (No. 333-87361)

3.1 Certificate of Incorporation of Everest Reinsurance Holdings, Inc., incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (No. 333-05771)

3.2 By-Laws of Everest Reinsurance Holdings, Inc., incorporated herein by reference to Exhibit 3.2 to the Everest Reinsurance Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

4.1 Indenture, dated March 14, 2000, between Everest Reinsurance Holdings, Inc. and The Chase Manhattan Bank, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on March 15, 2000

4.2 First Supplemental Indenture relating to the 8.5% Senior Notes due March 15, 2005, dated March 14, 2000, between Everest Reinsurance Holdings, Inc. and The Chase Manhattan Bank, as Trustee, incorporated herein by reference to Exhibit 4.2 to Everest Reinsurance Holdings, Inc. Form 8-K filed on March 15, 2000

4.3 Second Supplemental Indenture relating to the 8.75% Senior Notes due March 15, 2010, dated March 14, 2000, between Everest Reinsurance Holdings, Inc. and The Chase Manhattan Bank, as Trustee, incorporated herein by reference to Exhibit 4.3 to the Everest Reinsurance Holdings, Inc. Form 8-K filed on March 15, 2000

*10.1 Employment Agreement with Joseph V. Taranto executed on July 15, 1998, incorporated herein by reference to Exhibit 10.21 to Everest Reinsurance Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the "second quarter 1998 10-Q")

*10.2 Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. And Joseph V. Taranto dated February 15, 2000, incorporated herein by reference to Exhibit 10.29 to Everest Re Group, Ltd. Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K")

*10.3 Change of Control Agreement with Joseph V. Taranto effective July 15, 1998, incorporated herein by reference to Exhibit 10.22 to the second quarter 1998 10-Q

*10.4 Amendment of Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. And Joseph V. Taranto dated February 15, 2000, incorporated herein by reference to Exhibit 10.30 to the 1999 10-K

10.5 Credit Agreement Between Everest Reinsurance Holdings, Inc., the Lenders Named Therein and First Union National Bank dated December 21, 1999 providing for a $150 million Senior Revolving Credit Facility, incorporated herein by reference to Exhibit 10.30 to Everest Reinsurance Holdings, Inc. Form 8-K filed on December 28, 1999

10.6 First Amendment to Credit Agreement dated as of December 21, 1999 between Everest Reinsurance Holdings, Inc., the Lenders Named Therein and First Union National Bank, incorporated herein by reference to
          Exhibit 10.19 to Everest Re Group, Ltd. Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 10-K")

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

*10.16 Amendment of Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated March 30, 2001, incorporated herein by reference to Exhibit 10.3 to the first quarter 2001 10-Q

 10.17 Second Amendment to Credit Agreement dated as of November 21, 2002 between Everest Holdings, Inc., the Lenders Named Therein and Wachovia Bank, National Association (formerly known as First Union National
          Bank), incorporated herein by reference to Exhibit 10.31 to Everest Re Group, Ltd. Annual Report on Form 10-K for the year ended December 31, 2002

  23.1    Consent of PricewaterhouseCoopers LLP, filed herewith

  99.1    Certification of Chief Executive Officer and Chief Financial Officer.


--------------------------
* Management contract or compensatory plan or arrangement.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                           PAGES
                                                                           -----
Everest Reinsurance Holdings, Inc.

Report of Independent Accountants on Financial Statements and Schedules      F-2
                                                                             ---

Consolidated Balance Sheets at December 31, 2002 and 2001                    F-3
                                                                             ---

Consolidated Statements of Operations and Comprehensive Income for the
 years ended December 31, 2002, 2001 and 2000                                F-4
                                                                             ---

Consolidated Statements of Changes in Stockholder's Equity for
 the years ended December 31, 2002, 2001 and 2000                            F-5
                                                                             ---

Consolidated Statements of Cash Flows for the years ended
 December 31, 2002, 2001 and 2000                                            F-6
                                                                             ---

Notes to Consolidated Financial Statements                                   F-7
                                                                             ---

Schedules

I   Summary of Investments Other Than Investments in Related Parties at
     December 31, 2002                                                       S-1
                                                                             ---

II  Condensed Financial Information of Registrant:
     Balance Sheets as of December 31, 2002 and 2001                         S-2
                                                                             ---
    Statements of Operations for the Years Ended
     December 31, 2002, 2001 and 2000                                        S-3
                                                                             ---
    Statements of Cash Flows for the Years Ended December 31, 2002,
     2001 and 2000                                                           S-4
                                                                            ---

III Supplementary Insurance Information as of December 31, 2002 and
     2001 and for the years ended December 31, 2002, 2001 and 2000           S-5
                                                                             ---

IV  Reinsurance for the years ended December 31, 2002, 2001 and 2000         S-6
                                                                             ---


Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Everest Reinsurance Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Everest Reinsurance Holdings, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
New York, New York
February 6, 2003

                       EVEREST REINSURANCE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except par value per share)

                                               December 31,      December 31,
                                               ------------      ------------
                                                   2002              2001
                                               ------------      ------------
ASSETS:
Fixed maturities - available for sale,
 at market value (amortized cost:
 2002, $4,569,844; 2001, $4,051,833)           $  4,805,976      $  4,186,923
Equity securities, at market value
 (cost: 2002, $79,791; 2001, $66,412)                72,468            67,453
Short-term investments                              130,075           115,850
Other invested assets                                42,307            32,039
Cash                                                116,843            67,509
                                               ------------      ------------
   Total investments and cash                     5,167,669         4,469,774

Accrued investment income                            61,708            64,972
Premiums receivable                                 639,327           454,548
Reinsurance receivables - unaffiliated            1,104,827           886,734
Reinsurance receivables - affiliated                735,248           584,623
Funds held by reinsureds                            121,308           149,710
Deferred acquisition costs                          161,450           114,948
Prepaid reinsurance premiums                        149,588            48,100
Deferred tax asset                                  144,376           178,476
Other assets                                         95,763            60,496
                                               ------------      ------------
TOTAL ASSETS                                   $  8,381,264      $  7,012,381
                                               ============      ============

LIABILITIES:
Reserve for losses and adjustment
 expenses                                      $  4,875,225      $  4,274,335
Unearned premium reserve                            809,813           473,308
Funds held under reinsurance treaties               399,492           308,811
Losses in the course of payment                      38,016            83,360
Contingent commissions                                4,333             3,345
Other net payable to reinsurers                     147,342           132,252
Current federal income taxes                        (16,365)          (30,365)
8.5% Senior notes due 3/15/2005                     249,780           249,694
8.75% Senior notes due 3/15/2010                    199,158           199,077
Revolving credit agreement borrowings                70,000           105,000
Interest accrued on debt and borrowings              13,481            11,944
Deferred gain on reinsurance                         16,904                 -
Other liabilities                                    73,357            90,211
                                               ------------      ------------
   Total liabilities                              6,880,536         5,900,972
                                               ------------      ------------

Company-obligated mandatorily
 redeemable preferred securities
 of subsidiary trusts holding solely
 subordinated debentures ("trust
 preferred securities")                             210,000                 -
                                               ------------      ------------

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 200
 million shares authorized; 1,000
 shares issued in 2002 and 2001                           -                 -
Additional paid-in capital                          259,508           258,775
Accumulated other comprehensive
 income, net of deferred income
 taxes of $73.4 million in 2002 and
 $40.8 million in 2001                              139,486            76,003
Retained earnings                                   891,734           776,631
                                               ------------      ------------
   Total stockholder's equity                     1,290,728         1,111,409
                                               ------------      ------------
TOTAL LIABILITIES, TRUST
 PREFERRED SECURITIES AND
 STOCKHOLDER'S EQUITY                          $  8,381,264      $  7,012,381
                                               ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                (Dollars in thousands, except per share amounts)

                                             Years Ended December 31,
                                    -------------------------------------------
                                       2002            2001            2000
                                    -----------     -----------     -----------
REVENUES:
Premiums earned                     $ 1,957,346     $ 1,333,501     $ 1,162,597
Net investment income                   257,922         265,924         271,389
Net realized capital
 (loss) gain                            (53,127)        (15,745)            291
Net derivative (expense)                 (3,466)         (7,020)              -
Other (expense) income                  (21,847)         26,565           3,341
                                    -----------     -----------     -----------
                                      2,136,828       1,603,225       1,437,618
                                    -----------     -----------     -----------

CLAIMS AND EXPENSES:
Incurred losses and loss
 adjustment expenses                  1,398,953       1,079,219         878,241
Commission, brokerage, taxes
 and fees                               488,435         393,645         267,410
Other underwriting expenses              65,060          55,292          50,264
Distributions related to trust
 preferred securities                     2,091               -               -
Interest expense on senior notes         38,916          38,903          30,896
Interest expense on credit
 facility                                 3,501           7,101           8,490
                                    -----------     -----------     -----------
                                      1,996,956       1,574,160       1,235,301
                                    -----------     -----------     -----------

INCOME BEFORE TAXES                     139,872          29,065         202,317

Income tax expense (benefit)             24,769          (9,185)         43,822
                                    -----------     -----------     -----------

NET INCOME                          $   115,103     $    38,250     $   158,495
                                    ===========     ===========     ===========

Other comprehensive income,
 net of tax                              63,483          19,256          73,448
                                    -----------     -----------     -----------

COMPREHENSIVE INCOME                $   178,586     $    57,506     $   231,943
                                    ===========     ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDER'S EQUITY
                (Dollars in thousands, except per share amounts)

                                                Years Ended December 31,
                                       -------------------------------------------
                                          2002            2001            2000
                                       -----------     -----------     -----------
COMMON STOCK (shares outstanding):
Balance, beginning of period                 1,000           1,000      46,457,817
Issued during the period                         -               -           8,500
Treasury stock acquired during
 period                                          -               -        (650,400)
Treasury stock reissued during
 period                                          -               -           1,780
Common stock retired during
 the period                                      -               -     (45,817,697)
Issued during the period                         -               -           1,000
                                       -----------     -----------     -----------
Balance, end of period                       1,000           1,000           1,000
                                       ===========     ===========     ===========

COMMON STOCK (par value):
Balance, beginning of period           $         -     $         -     $       509
Common stock retired during
 the period                                      -               -            (509)
                                       -----------     -----------     -----------
Balance, end of period                           -               -               -
                                       -----------     -----------     -----------

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period               258,775         255,359         390,912
Retirement of treasury stock
 during the period                               -               -        (138,546)
Common stock issued during
 the period                                    733           3,416           2,339
Treasury stock reissued
 during period                                   -               -              (2)
Contribution from subsidiary                     -               -             198
Common stock retired during
 the period                                      -               -             458
                                       -----------     -----------     -----------
Balance, end of period                     259,508         258,775         255,359
                                       -----------     -----------     -----------

UNEARNED COMPENSATION:
Balance, beginning of period                     -               -            (109)
Net increase during the period                   -               -             109
                                       -----------     -----------     -----------
Balance, end of period                           -               -               -
                                       -----------     -----------     -----------

ACCUMULATED OTHER COMPREHENSIVE
 INCOME, NET OF DEFERRED INCOME
 TAXES:
Balance, beginning of period                76,003          56,747         (16,701)
Net increase during the period              63,483          19,256          73,448
                                       -----------     -----------     -----------
Balance, end of period                     139,486          76,003          56,747
                                       -----------     -----------     -----------

RETAINED EARNINGS:
Balance, beginning of period               776,631         738,381       1,074,941
Net income                                 115,103          38,250         158,495
Restructure adjustments                          -               -             (55)
Dividends paid to parent                         -               -        (495,000)
                                       -----------     -----------     -----------
Balance, end of period                     891,734         776,631         738,381
                                       -----------     -----------     -----------

TREASURY STOCK AT COST:
Balance, beginning of period                     -               -        (122,070)
Treasury stock retired
 during the period                               -               -         138,454
Treasury stock acquired
 during period                                   -               -         (16,426)
Treasury stock reissued
 during period                                   -               -              42
                                       -----------     -----------     -----------
Balance, end of period                           -               -               -
                                       -----------     -----------     -----------

TOTAL STOCKHOLDER'S EQUITY,
 END OF PERIOD                         $ 1,290,728     $ 1,111,409     $ 1,050,487
                                       ===========     ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                               Twelve Months Ended December 31,
                                          -------------------------------------------
                                             2002            2001            2000
                                          -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                $   115,103     $    38,250     $   158,495
 Adjustments to reconcile net income
  to net cash provided by operating
  activities net of effects from the
  purchase of subsidiary:
  (Increase) in premiums receivable          (180,683)        (62,901)       (101,894)
  Decrease in funds held by
   reinsureds, net                            115,679         209,558          29,135
  (Increase) in reinsurance
   receivables                               (349,061)       (476,736)       (173,954)
  (Increase) in deferred
   tax asset                                     (204)        (15,968)        (16,247)
  Increase in reserve for losses
   and loss adjustment expenses               556,265         506,128             827
  Increase in unearned premiums               333,547          73,201          95,076
  (Increase) decrease in other
   assets and liabilities                    (210,717)         22,179         (16,887)
  Non cash compensation expense                     -               -             109
  Accrual of bond discount/
   amortization of bond premium                (8,059)         (5,836)         (7,553)
  Amortization of underwriting
   discount on senior notes                       167             152             112
  Restructure adjustments                           -               -             (55)
  Realized capital losses (gains)              53,127          15,745            (291)
                                          -----------     -----------     -----------
Net cash provided by (used in)
 operating activities                         425,164         303,772         (33,127)
                                          -----------     -----------     -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Proceeds from fixed maturities
 matured/called - available for sale          456,342         265,316         181,381
Proceeds from fixed maturities
 sold - available for sale                  1,086,998         470,561         730,589
Proceeds from equity securities
 sold                                          19,940          33,373          49,556
Proceeds from other invested
 assets sold                                    3,222              47               -
Cost of fixed maturities acquired
 - available for sale                      (2,082,403)     (1,036,759)     (1,174,662)
Cost of equity securities acquired            (32,683)        (64,267)         (2,732)
Cost of other invested assets
 acquired                                     (12,886)         (1,497)         (1,698)
Net (purchases) sales of
 short-term securities                        (13,635)        156,735        (205,524)
Net increase (decrease) in
 unsettled securities transactions                887           1,595            (955)
Payment for purchase of
 subsidiary, net of cash acquired                   -               -         349,743
                                          -----------     -----------     -----------
Net cash (used in) investing
 activities                                  (574,218)       (174,896)        (74,302)
                                          -----------     -----------     -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Acquisition of treasury
 stock net of reissuances                           -               -         (16,478)
Common shares issued during
 the period                                       733           3,416           2,288
Dividends paid to shareholders                      -               -        (495,000)
Contribution from subsidiary                        -               -             198
Proceeds from issuance of
 senior notes                                       -               -         448,507
Proceeds from trust preferred
 securities                                   210,000               -               -
Borrowings on revolving
 credit agreement                              45,000          22,000         176,000
Repayments on revolving
 credit agreement                             (80,000)       (152,000)              -
                                          -----------     -----------     -----------
Net cash provided by (used in)
 financing activities                         175,733        (126,584)        115,515
                                          -----------     -----------     -----------

EFFECT OF EXCHANGE RATE
 CHANGES ON CASH                               22,656          (3,180)         (1,916)
                                          -----------     -----------     -----------

Net increase (decrease) in cash                49,334            (888)          6,170
Cash, beginning of period                      67,509          68,397          62,227
                                          -----------     -----------     -----------
Cash, end of period                       $   116,843     $    67,509     $    68,397
                                          ===========     ===========     ===========

Supplemental cash flow
 information
Cash transactions:
Income taxes paid, net                    $     9,716     $    24,370     $    62,141
Interest paid                             $    42,805     $    46,120     $    27,169
Non-Cash operating/investing
 transaction:
Shares received from
 demutualization                          $         -     $    25,921     $         -
Non-cash financing
 transaction:
Issuance of common stock                  $         -     $         -     $       109

In the quarter ended September 30, 2000, the Company purchased all of the capital stock of Mt. McKinley Insurance Company for $51,800. In conjunction with the acquisition, the fair value of assets acquired was $679,672 and liabilities assumed was $627,872.

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2002, 2001 and 2000


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

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The statements include the following domestic and foreign direct and indirect subsidiaries of the Company: Everest Re Capital Trust ("Capital Trust") Everest Reinsurance Company ("Everest Re"), Everest National Insurance Company ("Everest National"), Everest Indemnity Insurance Company ("Everest Indemnity"), Everest Re Holdings, Ltd. ("Everest Ltd."), a Bermuda domiciled successor company of Everest Re Ltd. (the assets of which funded Everest Ltd. and which was formerly known as Everest Reinsurance Ltd.), Everest Security Insurance Company ("Everest Security"), formerly Southeastern Security Insurance Company, Everest Insurance Company of Canada ("Everest Canada"), Mt. McKinley Managers, L.L.C. ("Managers"), Workcare Southeast, Inc. ("Workcare Southeast"), Workcare Southeast of Georgia, Inc. ("Workcare Georgia"), Workcare, Inc and Mt. McKinley Insurance Company ("Mt. McKinley"). All amounts are reported in U.S. dollars.

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

B.  INVESTMENTS

Fixed maturity investments are all classified as available for sale. Unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, are reflected in stockholder's equity, net of income taxes in "accumulated other comprehensive income". Equity securities are carried at market value with unrealized appreciation or depreciation, as a result of temporary changes in market value during the period, are reflected in stockholder's equity, net of income taxes in "accumulated other comprehensive income". Unrealized losses on fixed maturities and equity securities, which are deemed other than temporary, are charged to net income as realized capital losses. Short-term investments are stated at cost, which approximates market value. Realized gains or losses on sale of investments are determined on the basis of identified cost. For non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality and cash flow characteristics of each security. For publicly traded securities, market value is based on quoted market prices. Retrospective adjustments are employed to recalculate the values of loan-backed and asset-backed securities. Each acquisition lot is reviewed to recalculate the effective yield. The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition. Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities. Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used to affect the calculation of projected and prepayments for pass through security types. Other invested assets include limited partnerships and rabbi trusts. Limited partnerships are valued pursuant to the equity method of accounting, which management believes approximates market value. The Supplemental Retirement Plan rabbi trust is carried at market value, while the Deferred Compensation Plan rabbi trust and Supplemental Savings Plan rabbi trust are carried at cost, which approximates market value. Cash includes cash and bank time deposits with original maturities of ninety days or less.

C.  UNCOLLECTIBLE REINSURANCE BALANCES

The Company provides reserves for uncollectible reinsurance balances based on management's assessment of the collectibility of the outstanding balances. Such reserves were $31.3 million at December 31, 2002 and $34.1 million at December 31, 2002. See also Note 10.

D.  DEFERRED ACQUISITION COSTS

Acquisition costs, consisting principally of commissions and brokerage expenses and certain premium taxes and fees associated with the Company's reinsurance and insurance business incurred at the time a contract or policy is issued, are deferred and amortized over the period in which the related premiums are earned, generally one year. Deferred acquisition costs are limited to their estimated realizable value based on the related unearned premiums, anticipated claims and claim expenses and anticipated investment income. Deferred acquisition costs amortized to income (expense) were $488.4 million, $393.6 million and $267.4 million in 2002, 2001 and 2000, respectively.

E.  RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The reserve for unpaid losses and loss adjustment expenses ("LAE") is based on individual case estimates and reports received from ceding companies. A provision is included for losses and LAE incurred but not reported ("IBNR") based on past experience. A provision is also included for certain potential liabilities relating to asbestos and environmental exposures, which liabilities cannot be estimated with traditional reserving techniques. See also Note 3. The reserves are reviewed continually and any changes in estimates are reflected in earnings in the period the adjustment is made. Management believes that adequate provision has been made for the Company's losses and LAE. Loss and LAE reserves are presented gross of reinsurance receivables and incurred losses and LAE are presented net of ceded reinsurance.

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

F.  PREMIUM REVENUES

Premiums written are earned ratably over the periods of the related insurance and reinsurance contracts or policies. Unearned premium reserves are established to cover the remainder of the unexpired contract period. Such reserves are established based upon reports received from ceding companies or computed using pro rata methods based on statistical data. Written and earned premiums, and the related costs, which have not yet been reported to the Company are estimated and accrued. Premiums are net of ceded reinsurance.3

G.  INCOME TAXES

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

I.  UNUSUAL LOSS EVENTS IN 2001

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

As a result of the Enron bankruptcy, the Company incurred losses, after-tax and reinsurance, amounting to $18.6 million. This unusual loss reflects all of the Company's exposures, including underwriting, credit and investment.

J.  ACQUISITIONS

On September 19, 2000, the Company acquired Mt. McKinley for $51.8 million. Mt. McKinley is a run-off property and casualty insurer in the United States. No goodwill was generated in the transaction. The acquisition was recorded using the purchase method of accounting. Accordingly, the December 31, 2000 consolidated financial statements of the Company include the results of Mt. McKinley from September 19, 2000.

In connection with the acquisition of Mt. McKinley, Prudential Property and Casualty Insurance Company ("Prupac"), a subsidiary of The Prudential Insurance Company of America ("The Prudential"), provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley's reserves as of September 19, 2000 and The Prudential guaranteed Prupac's obligation to Mt. McKinley. The stop loss reinsurance protection that was provided by Mt. McKinley at the time of the Company's initial public offering and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the acquisition. However, these contracts became transactions with affiliates effective on the date of the

Mt. McKinley acquisition, and their financial impact is thereafter eliminated in consolidation. Effective September 19, 2000, Mt. McKinley and Everest Reinsurance (Bermuda), Ltd. ("Bermuda Re") entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm's-length consideration, all of its net insurance exposures and reserves to Bermuda Re.

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

                                                               -----------
                                                                   2000
(Dollars in thousands)                                         (Unaudited)
                                                               -----------
Revenues                                                       $ 1,457,284
Net income                                                         161,079

The Company also completed the acquisition of Everest Security during 2000, a United States property and casualty company whose primary business is non-standard auto. The purchase price of the acquisition was approximately $10.1 million. Goodwill of $3.0 million was generated as a result of the acquisition and was recorded using the purchase method of accounting.

K.  SEGMENTATION

The  Company,  through  its  subsidiaries,   operates  in  four  segments:  U.S.
Reinsurance, U.S. Insurance, Specialty Underwriting and International.  See also
Note 16.

L.  CODIFICATION

The NAIC has published a codification of statutory accounting principles, which has been adopted by the states of domicile of the Company's U.S. operating subsidiaries with an effective date of January 1, 2001. On January 1, 2001, significant changes to the statutory-basis of accounting became effective. The cumulative effect of these changes has been recorded as a direct adjustment to statutory surplus. See also Note 13C.

M.  DERIVATIVES

The Company has in its product portfolio a credit default swap contract, which it no longer offers. This contract meets the definition of a derivative under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The Company's position in this contract is unhedged and is accounted for as a derivative in accordance with FAS
133. Accordingly, this contract is carried at fair value and recorded in "Other liabilities" in the statement of financial position and changes in fair value are recorded in the statement of operations.

N.  RETROACTIVE REINSURANCE

Premiums  on assumed  retroactive  contracts  are  earned  when  written  with a corresponding liability established for the estimated loss the Company ultimately expects to pay out. The initial gain is deferred and amortized into income over an actuarial determined pay out period. Premiums on ceded retroactive contracts are earned when written with a corresponding reinsurance recoverable established for the amount of reserves ceded. The initial loss is deferred and amortized into expense over an actuarial determined expected pay out period.

O.  DEPOSIT ASSETS AND LIABILITIES

In the normal course of its operations, the Company enters into contracts that do not meet the risk transfer provisions of FAS No. 113, "Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts". These contracts are accounted for using the deposit accounting method. For these contracts, the Company originally records deposit liabilities for an amount equivalent to the assets received. Actuarial studies are used to estimate the final liabilities under these contracts with any change reflected in the Statement of Operations.

P.  POLICYHOLDER DIVIDENDS

The Company issues certain insurance policies with dividend payment features. These policyholders share in the operating results of their respective policies in the form of dividends declared. Dividends to policyholders are accrued during the period in which the related premiums are earned and are determined based on the terms of the individual policies.

Q.  APPLICATION OF NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued FAS 142, "Goodwill and Other Intangible Assets". FAS 142 established new accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity determine if other intangible assets have an indefinite useful life or a finite useful life. Goodwill and those intangible assets with indefinite useful lives are not subject to amortization and must be tested at least annually for impairment. Those with finite useful lives are subject to amortization and must be tested annually for impairment. This statement is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. The Company adopted FAS 142 on January 1, 2002. The implementation of this statement has not had a material impact on the financial position, results of operations or cash flows of the Company.

Prior to 2002, Group accounted for its stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Effective January 1, 2002, Group adopted the fair value recognition provisions of FAS No. 123, "Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified or settled after January 1, 2002.

2.  INVESTMENTS

The amortized cost, market value, and gross unrealized appreciation and depreciation of fixed maturity investments and equity securities are presented in the tables below:

(dollar values in thousands)                    Amortized       Unrealized       Unrealized        Market
                                                   Cost        Appreciation     Depreciation       Value
                                                ----------     ------------     ------------     ----------
As of December 31, 2002
Fixed maturities - available for sale
 U.S. Treasury securities and obligations of
  U.S. government agencies and corporations     $  344,957     $      9,276     $        204     $  354,029
 Obligations of U.S. states and political
  subdivisions                                   2,520,597          144,574            2,593      2,662,578
 Corporate securities                              879,592           50,685           25,235        905,042
 Mortgage-backed securities                        376,251           25,443              319        401,375
 Foreign government securities                     249,055           22,737                -        271,792
 Foreign corporate securities                      199,392           13,239            1,471        211,160
                                                ----------     ------------     ------------     ----------
Total fixed maturities                          $4,569,844     $    265,954     $     29,822     $4,805,976
                                                ==========     ============     ============     ==========
Equity securities                               $   79,791     $      2,112     $      9,435     $   72,468
                                                ==========     ============     ============     ==========

As of December 31, 2001
Fixed maturities - available for sale
 U.S. Treasury securities and obligations of
  U.S. government agencies and corporations     $  114,046     $      5,242     $        127     $  119,161
 Obligations of U.S. states and political
  subdivisions                                   1,762,867           78,427            2,768      1,838,526
 Corporate securities                            1,295,371           41,342           31,717      1,304,996
 Mortgage-backed securities                        432,330           18,663              237        450,756
 Foreign government securities                     194,920           18,145              123        212,942
 Foreign corporate securities                      252,299           10,098            1,855        260,542
                                                ----------     ------------     ------------     ----------
Total fixed maturities                          $4,051,833     $    171,917     $     36,827     $4,186,923
                                                ==========     ============     ============     ==========
Equity securities                               $   66,412     $      1,480     $        439     $   67,453
                                                ==========     ============     ============     ==========

The amortized cost and market value of fixed maturities are shown in the following table by contractual maturity. Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. As the stated maturity of such securities may not be indicative of actual maturities, the total for mortgage-backed securities is shown separately.

                                                       December 31, 2001
                                                   --------------------------
                                                   Amortized         Market
(dollar values in thousands)                          Cost           Value
                                                   --------------------------
Fixed maturities - available for sale
   Due in one year or less                         $   69,039      $   70,769
   Due after one year through five years            1,038,572       1,089,665
   Due after five years through ten years             855,793         903,276
   Due after ten years                              2,230,189       2,340,891
   Mortgage-backed securities                         376,251         401,375
                                                   ----------      ----------
Total                                              $4,569,844      $4,805,976
                                                   ==========      ==========

Proceeds from sales of fixed maturity investments during 2002, 2001 and 2000 were $1,087.0 million, $470.6 million and $730.6 million, respectively. Gross gains of $54.9 million, $16.4 million and $8.7 million, and gross losses of $84.8 million, $42.4 million and $27.7 million were realized on those fixed maturity sales during 2002, 2001 and 2000, respectively. Proceeds from sales of equity security investments during 2002, 2001 and 2000 were $19.9 million, $33.4 million and $49.6 million, respectively. Gross gains of $0.9 million, $13.4 million and $20.6 million and gross losses of $0.3 million, $0.1 million and $1.4 million were realized on those equity sales during 2002, 2001 and 2000, respectively.

The changes in net unrealized gains (losses) of investments of the Company are derived from the following sources:

                                                                      Years Ended December 31,
                                                                ------------------------------------
(dollar values in thousands)                                      2002         2001          2000
                                                                ------------------------------------
Increase (decrease) during the period between the market
 value and cost of investments carried at market value,
 and deferred tax thereon:
 Equity securities                                              $ (8,363)    $ (13,199)    $ (26,229)
 Fixed maturities                                                101,043        49,033       141,403
 Other invested assets                                               (32)           20            23
 Deferred taxes                                                  (32,427)      (12,549)      (40,319)
                                                                --------     ---------     ---------
Increase in unrealized appreciation, net of
 deferred taxes, included in stockholder's equity               $ 60,221     $  23,305     $  74,878
                                                                ========     =========     =========

The components of net investment income are presented in the table below:

                                                        Years Ended December 31,
                                                --------------------------------------
(dollar values in thousands)                     2002             2001          2000
                                                --------------------------------------
Fixed maturities                                $273,572        $270,570      $274,905
Equity securities                                    934             896         1,198
Short-term investments                             3,485           4,991         6,908
Other interest income                              2,783           4,567         3,081
                                                --------        --------      --------
Total gross investment income                    280,774         281,024       286,092
                                                --------        --------      --------
Interest on funds held                            21,070          11,909        11,316
Other investment expenses                          1,782           3,191         3,387
                                                --------        --------      --------
Total investment expenses                         22,852          15,100        14,703
                                                --------        --------      --------
Total net investment income                     $257,922        $265,924      $271,389
                                                ========        ========      ========

The components of realized capital (losses) gains are presented in the table below:

                                                          Years Ended December 31,
                                                 ------------------------------------------
(dollar values in thousands)                       2002             2001             2000
                                                 ------------------------------------------
Fixed maturities                                 $(53,773)        $(29,074)        $(18,967)
Equity securities                                     620           13,326           19,260
Short-term investments                                 26                3               (2)
                                                 --------         --------         --------
Total                                            $(53,127)        $(15,745)        $    291
                                                 ========         ========         ========

The net realized capital losses for 2002 and 2001 include $79.7 million and $16.7 million respectively, relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis.

Securities with a carrying value amount of $424.2 million at December 31, 2002 were on deposit with various state or governmental insurance departments in compliance with insurance laws.

During 2000, the Company entered into a credit swap derivative contract, which provides credit default protection on a portfolio of referenced securities. Due to changing credit market conditions and defaults, the Company recorded net after-tax losses from this contract of $2.3 million and $4.6 million in 2002 and 2001, respectively, to reflect it at fair value, with the 2001 losses principally attributable to the Company's exposure to the Enron bankruptcy. As of December 31, 2002, there is no remaining maximum after-tax net loss exposure under this contract.

The Company's position in this contract is unhedged and is accounted for as a derivative in accordance with FAS 133. Accordingly, this contract is carried at fair value with changes in fair value recorded in the statement of operations.

3.  RESERVE FOR LOSSES AND LAE

Activity in the reserve for losses and LAE expenses is summarized as follows:

                                                     Years Ended December 31,
                                          ---------------------------------------------
(dollar values in thousands)                 2002             2001              2000
                                          ---------------------------------------------
Reserves at January 1                     $4,274,335       $3,785,747        $3,646,992
 Less reinsurance recoverables             1,452,485          980,396           727,780
                                          ----------       ----------        ----------
 Net balance at January 1                  2,821,850        2,805,351         2,919,212
                                          ----------       ----------        ----------
Incurred related to:
 Current year                              1,279,785        1,074,053           870,454
 Prior years                                 119,168            5,166             7,787
                                          ----------       ----------        ----------
Total incurred losses and LAE              1,398,953        1,079,219           878,241
                                          ----------       ----------        ----------
Paid related to:
 Current year                                302,664          387,100           318,673
 Prior years                                 841,648          675,620           673,429
                                          ----------       ----------        ----------
Total paid losses and LAE                  1,144,312        1,062,720           992,102
                                          ----------       ----------        ----------
Net balance at December 31                 3,076,491        2,821,850         2,805,351
 Plus reinsurance recoverables             1,798,734        1,452,485           980,396
                                          ----------       ----------        ----------
Balance at December 31                    $4,875,225       $4,274,335        $3,785,747
                                          ==========       ==========        ==========

Prior year incurred losses increased by $119.2 million, $5.2 million and $7.8 million in 2002, 2001 and 2000, respectively. The increase in 2002 was the result of modest reserve strengthening in select areas, most notably in directors and officers, surety and workers' compensation lines, and with respect to asbestos exposures, while the increase in 2000 was the result of normal reserve development inherent in the uncertainty in establishing loss and LAE reserves, as well as the impact of foreign exchange rate fluctuations on loss reserves for both periods.

The Company continues to receive claims under expired contracts which assert alleged injuries and/or damages relating to or resulting from environmental pollution and hazardous substances, including asbestos. The Company's asbestos claims typically involve potential liability for bodily injury from exposure to asbestos or for property damage resulting from asbestos or products containing asbestos. The Company's environmental claims typically involve potential liability for (a) the mitigation or remediation of environmental contamination or (b) bodily injury or property damages caused by the release of hazardous substances into the land, air or water.

The Company's reserves include an estimate of the Company's ultimate liability for asbestos and environmental ("A&E") claims for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company's potential losses from asbestos and environmental claims. Among the complications are: (a) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of asbestos or environmental contamination; (c) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (d) changes in underlying laws and judicial interpretation of those laws; (e) potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (f) long reporting delays, both from insureds to insurance companies and ceding companies to reinsurers; (g) historical data on asbestos and environmental losses, which is more limited and variable than historical information on other types of casualty claims; (h) questions concerning interpretation and application of insurance and reinsurance coverage; and (i) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

With respect to asbestos claims in particular, several additional factors have emerged recently that further compound the difficulty in estimating the Company's liability. These developments include: (a) continued growth in the number of claims filed, in part reflecting a much more aggressive plaintiff bar;
(b) a disproportionate percentage of claims filed by individuals with no functional injury from asbestos, claims with little to no financial value but that have increasingly been considered in jury verdicts and settlements; (c) the growth in the number and significance of bankruptcy filings by companies as a result of asbestos claims; (d) the growth in claim filings against defendants formerly regarded as "peripheral"; (e) the concentration of claims in a small number of states that favor plaintiffs; (f) the growth in the number of claims that might impact the general liability portion of insurance policies rather than the product liability portion; (g) responses in which specific courts have adopted measures to ameliorate the worst procedural abuses; and (h) the potential that the U. S. Congress and state legislatures may consider legislation to address the asbestos litigation issue.

Management believes that these uncertainties and factors continue to render reserves for A&E losses significantly less subject to traditional actuarial analysis than are reserves for other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for the Company or its ceding companies. In connection with the acquisition of Mt. McKinley, which has significant exposure to asbestos and environmental claims, Prupac, a subsidiary of The Prudential, provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley's reserves as of September 19, 2000 and The Prudential guaranteed Prupac's obligations to Mt. McKinley. Through December 31, 2002, cessions under this reinsurance agreement have reduced the available remaining limits to $81.1 million net of coinsurance. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, depending on coverage under the Company's various reinsurance arrangements, could have a material adverse effect on the Company's future financial condition, results of operations and cash flows.

The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the years ended December 31, 2002, 2001 and 2000:

(dollar values in thousands)                  2002            2001           2000
                                            ---------------------------------------
Gross basis
Beginning of reserves                       $644,390        $693,704       $614,236
Incurred losses                               95,004          29,674         (5,852)
Paid losses                                  (71,472)        (78,988)        85,320
                                            --------        --------       --------
End of period reserves                      $667,922        $644,390       $693,704
                                            ========        ========       ========
Net basis
Beginning of reserves                       $276,169        $317,196       $365,069
Incurred losses                                6,167               -         (5,645)
Paid losses                                  (39,179)        (41,027)       (42,228)
                                            --------        --------       --------
End of period reserves                      $243,157        $276,169       $317,196
                                            ========        ========       ========

At December 31, 2002, the gross reserves for asbestos and environmental losses were comprised of $112.5 million representing case reserves reported by ceding companies, $55.5 million representing additional case reserves established by the Company on assumed reinsurance claims, $262.1 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $237.8 million representing IBNR reserves.

4.  CREDIT LINE

On December 21, 1999, the Company entered into a three-year senior revolving credit facility with a syndicate of lenders (the "Credit Facility"). On November 21, 2002, the maturity date of the Credit Facility was extended to December 19, 2003. Wachovia Bank, National Association (formerly First Union National Bank) is the administrative agent for the Credit Facility. The Credit Facility will be used for liquidity and general corporate purposes. The Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by the Company equal to either (1) the Base Rate (as defined below) or (2) an adjusted London InterBank Offered Rate ("LIBOR") plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate plus 0.5% per annum. On December 18, 2000, the Credit Facility was amended to extend the borrowing limit to $235.0 million for a period of 120 days, at which time the limit reverts back to $150.0 million. The amount of margin and the fees payable for the Credit Facility depend upon the Company's senior unsecured debt. Group has guaranteed all of the Company's obligations under the Credit Facility.

The Credit Facility agreement requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain statutory surplus at $850.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions.

As of December 31, 2002 and 2001, the Company had outstanding borrowings of $70.0 million and $105.0 million, respectively. Interest expense incurred in connection with these borrowings was $3.5 million, $7.1 million and $8.5 million for the years ending December 31, 2002, 2001 and 2000, respectively.

5.  SENIOR NOTES

On March 14, 2000, the Company completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005. During 2000, the net proceeds of these offerings and additional funds were distributed by the Company to Group. Interest expense incurred in connection with these senior notes was $38.9 million, $38.9 million and $30.9 million for the years ending December 31, 2002, 2001, and 2000, respectively.

6.  TRUST PREFERRED SECURITIES

In November 2002, pursuant to a trust agreement between the Company and JPMorgan Chase Bank, the property trustee, and Chase Manhattan Bank USA, the Delaware trustee, Capital Trust completed a public offering of $210.0 million of 7.85% trust preferred securities, resulting in net proceeds of $203.4 million. The proceeds of the issuance were used to purchase $210 million of 7.85% junior subordinated debt securities of the Company that will be held in trust by the property trustee for the benefit of the holders of the trust preferred securities. The Company used the proceeds from the sale of the junior subordinated debt for general corporate purposes and made capital contributions to its operating subsidiaries.

Capital Trust will redeem all of the outstanding trust preferred securities when the junior subordinated debt securities are paid at maturity on November 15, 2032. The Company may elect to redeem the junior subordinated debt securities, in whole or in part, at any time after November 14, 2007. If such an early redemption occurs, the outstanding trust preferred securities will also be proportionately redeemed.

Distributions on the trust preferred securities will be cumulative and pay quarterly in arrears. Distributions relating to the trust preferred securities for the year ended December 31, 2002 were $2.1 million.


7.  LETTERS OF CREDIT

The Company has arrangements available for the issue of letters of credit, which letters are generally collateralized by the Company's cash and investments. At December 31, 2002, $67.1 million of letters of credit were issued and outstanding under these arrangements, generally supporting reinsurance provided by the Company's non-U.S. operations. The following table summarizes the Company's letters of credit as of December 31, 2002. All dollar amounts are in the thousands.

                                                                        Year of
Bank                         Commitment             In Use               Expiry
--------------------------------------------------------------------------------
Citibank (London)            Individual           $  3,208             1/28/2005
                                                  $  1,272            12/31/2005
                                                  $ 62,641            12/31/2006

8.  OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2001 for all of the Company's operating leases with remaining non-cancelable terms in excess of one year are as follows:

                                            ---------------------------
                                            (dollar values in thousands)
                                            ---------------------------
 2003                                                           $ 5,274
 2004                                                             5,201
 2005                                                             4,710
 2006                                                             4,726
 2007                                                             4,581
 Thereafter                                                      15,043
                                            ---------------------------
 Net commitments                                                $39,535
                                            ===========================

All of these leases, the expiration terms of which range from 2004 to 2013, are for the rental of office space. Rental expense, net of sublease rental income, was $6.5 million, $5.6 million and $4.4 million for 2002, 2001 and 2000, respectively.

9.  INCOME TAXES

The components of income taxes for the periods presented are as follows:

                                                           Years Ended December 31,
                                                    -------------------------------------
(dollar values in thousands)                         2002            2001           2000
                                                    -------------------------------------
Current tax:
 U.S.                                               $12,069         $  (529)      $61,401
 Foreign                                             12,193           5,912          (289)
                                                    -------         -------       -------
 Total current tax                                   24,262           5,383        61,112
Total deferred U.S. tax expense (benefit)               507         (14,568)      (17,290)
                                                    -------         -------       -------
Total income tax expense (benefit)                  $24,769         $(9,185)      $43,822
                                                    =======         =======       =======

A reconciliation of the U.S. federal income tax rate to the Company's effective tax rate is as follows:

                                                             Years Ended December 31,
                                                       ----------------------------------
                                                       2002            2001          2000
                                                       ----------------------------------
Federal income tax rate                                35.0%           35.0%         35.0%
Increase (reduction) in taxes resulting from:
 Tax exempt income                                    (18.6)          (95.9)        (14.7)
 Other, net                                             1.3            29.3           1.4
                                                       ----            ----          ----
Effective tax rate                                     17.7%          (31.6%)        21.7%
                                                       ====            ====          ====

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S. tax laws and regulations. The principal items making up the net deferred income tax asset are as follows:


                                                                     December 31,
                                                              --------------------------
(dollar values in thousands)                                     2002            2001
                                                              --------------------------
Deferred tax assets:
 Reserve for losses and loss adjustment expenses              $ 184,963        $ 226,532
 Unearned premium reserve                                        46,224           29,765
 Foreign currency translation                                     4,965            6,848
 Impairments                                                      7,799                -
 Deferred compensation                                            7,599                -
 Capital loss carryforward                                          371                -
 Foreign tax credit carryforwards                                17,956           21,159
 Other assets                                                    22,832                -
                                                              ---------        ---------
Total deferred tax assets                                       292,709          284,304
                                                              ---------        ---------

Deferred tax liabilities:
 Deferred acquisition costs                                      58,638           40,232
 Investments                                                      8,019                -
 Net unrealized appreciation of investments                      79,357           47,616
 Other liabilities                                                2,319           17,980
                                                              ---------        ---------
Total deferred tax liabilities                                  148,333          105,828
                                                              ---------        ---------
Net deferred tax assets                                       $ 144,376        $ 178,476
                                                              =========        =========

Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets and, accordingly, no valuation allowance has been recorded for the periods presented.

Tax benefits of $0.7 million and $3.4 million related to compensation expense deductions for stock options exercised in 2002 and 2001, respectively, are reflected in the change in shareholders' equity in "additional paid in capital".

10. REINSURANCE

The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences. These agreements provide for recovery from reinsurers of a portion of losses and loss expenses under certain circumstances without relieving the insurer of its obligation to the policyholder. Losses and LAE incurred and earned premiums are after deduction for reinsurance. In the event reinsurers were unable to meet their obligations under reinsurance agreements, the Company would not be able to realize the full value of the reinsurance recoverable balances. The Company may hold partial collateral, including letters of credit and funds held, under these agreements. See also Note 1C.

The Company considers the purchase of corporate level retrocessions covering the potential accumulation of all exposures. For 1999, the Company purchased an accident year aggregate excess of loss retrocession agreement which provided up to $175.0 million of coverage if Everest Re's consolidated statutory basis accident year loss ratio exceeded a loss ratio attachment point provided in the contract for the 1999 accident year. During 2000 and 2001, the Company ceded $70.0 million and $105.0 million of losses, respectively, to this cover, reducing the limit available under the contract to $0.0 million. For 2000, the Company purchased an accident year aggregate excess of loss retrocession agreement which provided up to $175.0 million of coverage if Everest Re's consolidated statutory basis accident year loss ratio exceeded a loss ration attachment point provided in the contract for the 2000 accident year. During 2002, the Company ceded $90.0 million of losses to this cover, reducing the limit available under the contract to $85.0 million. For 2001, the Company purchased an accident year aggregate excess of loss retrocession agreement which provided up to $175.0 million of coverage if Everest Re's consolidated statutory basis accident year loss ratio exceeded a loss ratio attachment point provided in the contract for the 2001 accident year. During 2001 and 2002, the Company ceded $164.0 million and $11.0 million of losses, respectively, to this cover, reducing the limit available under the contract to $0.0 million.

In addition, the Company has coverage under an aggregate excess of loss reinsurance agreement provided by Prupac, a wholly-owned subsidiary of The
Prudential, in connection with the Company's acquisition of Mt. McKinley in September 2000. This agreement covers 80% or $160 million of the first $200 million of any adverse loss reserve development on the carried reserves of Mt. McKinley at the date of acquisition and reimburses the Company as such losses are paid by the Company. There were $78.9 million of cessions under this reinsurance at December 31, 2002, reducing the limit available under the contract to $81.1 million.

In connection with the Mt. McKinley acquisition, Prupac also provided excess of loss reinsurance for 100% of the first $8.5 million of loss with respect to certain of Mt. McKinley's retrocessions and potentially uncollectible reinsurance coverage. There were $0.0 million and $3.6 million of cessions under this reinsurance during the periods ending December 31, 2002 and 2001, respectively, reducing the limit available under the contract to $2.4 million.

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

Effective  October 1,  2001,  Everest  Re and  Bermuda  Re  entered  into a loss portfolio transfer reinsurance agreement which are accounted for on a retroactive basis, whereby Everest Re transferred, for what management believes to be arm's-length consideration, its Belgium branches' net insurance exposures and reserves, including allocated and unallocated loss adjustment expenses to Bermuda Re.

Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement which are accounted for on a retroactive basis, whereby Mt. McKinley transferred, for what management believes to be arm's-length consideration, all of its net insurance exposures and reserves, including allocated and unallocated loss adjustment expenses to Bermuda Re.

The following table summarizes the premiums and losses ceded by the Company to Bermuda Re:

                                                       Years Ended December 31,
                                             -------------------------------------------
(dollar values in thousands)                   2002              2001             2000
                                             -------------------------------------------
Ceded written premium                        $381,071          $123,229         $484,810
Ceded earned premium                          283,786           122,310          484,810
Ceded losses and LAE                         $207,233          $123,886         $479,392

Written and earned premiums are comprised of the following:

                                                          Years Ended December 31,
                                             ---------------------------------------------
(dollar values in thousands)                    2002             2001              2000
                                             ---------------------------------------------
Written premium
 Direct                                      $  843,602       $  438,837        $  224,177
 Assumed                                      1,911,820        1,410,963         1,149,848
 Ceded                                         (565,903)        (432,872)         (166,704)
                                             ----------       ----------        ----------
 Net written premium                         $2,189,519       $1,416,928        $1,207,321
                                             ==========       ==========        ==========
Earned premium
 Direct                                      $  667,151       $  380,178        $  138,982
 Assumed                                      1,754,717        1,396,211         1,145,142
 Ceded                                         (464,522)        (442,888)         (121,527)
                                             ----------       ----------        ----------
 Net earned premium                          $1,957,346       $1,333,501        $1,162,597
                                             ==========       ==========        ==========

The amounts deducted from losses and LAE incurred for net reinsurance recoveries were $486.1 million, $619.4 million and $173.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

As of December 31, 2002, the Company carried as an asset $1,840.1 million in reinsurance receivables with respect to losses ceded. Of this amount, $735.2 million, or 40.0%, was receivable from Bermuda Re, $440.0 million, or 23.9%, was receivable from subsidiaries of London Reinsurance Group ("London Life") and $145.0 million, or 7.9%, was receivable from Continental Insurance Company ("Continental"). As of December 31, 2001, the Company carried as an asset $1,471.4 million in reinsurance receivables with respect to losses ceded. Of this amount, $584.6 million, or 39.7%, was receivable from Bermuda Re, $339.0 million, or 23.0%, was receivable from subsidiaries of London Life and $145.0 million, or 9.9%, was receivable from Continental. No other retrocessionaire accounted for more than 5% of the Company's receivables. See also Note 3.

The Company's arrangements with Bermuda Re are secured through the use of trust agreements. The Company's arrangements with London Life and Continental are managed on a funds held basis, which means that the Company has not released premium payments to the retrocessionaire but rather retains such payments to secure obligations of the retrocessionaire, records them as a liability, credits interest on the balances and reduces the liability account as payments become due. As of December 31, 2002, such funds had reduced the Company's net exposure to London Life to $190.2 million, effectively 100% of which has been secured by letters of credit, and its exposure to Continental to $60.9 million. As of December 31, 2001, such funds had reduced the Company's net exposure to London

Life to $158.9 million, 100% of which has been secured by letters of credit and its exposure to Continental to $67.9 million.

11. COMPREHENSIVE INCOME

The components of comprehensive income for the periods ending December 31, 2002, 2001 and 2000 are shown in the following table:

(dollar values in thousands)                                2002              2001               2000
                                                          ---------------------------------------------
Net income                                                $115,103           $38,250           $158,495
                                                          --------           -------           --------

Other comprehensive income, before tax:
 Foreign currency translation adjustments                    5,145            (6,228)            (2,201)
  Unrealized gains on securities arising during
  the period                                                39,521            20,112            115,488
  Less:  reclassification adjustment for
  realized losses (gains) included in net
  income                                                    53,127            15,745               (291)
                                                          --------           -------           --------
Other comprehensive income, before tax
                                                            97,793            29,629            112,996
                                                          --------           -------           --------

Income tax expense (benefit) related to items
 of other comprehensive income:
 Tax expense (benefit) from foreign
  currency translation                                       1,883            (2,179)              (771)
 Tax expense from unrealized
  gains arising during period                               13,832             7,041             40,421
 Tax (benefit) expense from realized (losses) gains
  included in net income                                   (18,595)           (5,511)               102
                                                          --------           -------           --------
Income tax expense related to
 items of other comprehensive income:                       34,310            10,373             39,548

Other comprehensive income, net of tax                      63,483            19,256             73,448
                                                          --------           -------           --------

Comprehensive income                                      $178,586           $57,506           $231,943
                                                          ========           =======           ========

The following table shows the components of the change in accumulated other comprehensive income for the years ending December 31, 2002 and 2001.


(dollar values in thousands)                              2002                             2001
                                                   --------------------------------------------------------
Beginning balance of accumulated other
 comprehensive income                                              $ 76,003                         $56,747
                                                                   --------                         -------

Beginning balance of foreign currency
 translation adjustments                           $ (12,482)                       $ (8,433)
Current period change in foreign currency
 translation adjustments                               3,262          3,262           (4,049)        (4,049)
                                                   ---------       --------         --------        -------
Ending balance of foreign currency
 translation adjustments                              (9,220)                        (12,482)
                                                   ---------                        --------

Beginning balance of unrealized gains on
 securities                                           88,485                          65,180
Current period change in unrealized gains
 on securities                                        60,221         60,221           23,305         23,305
                                                   ---------       --------         --------        -------
Ending balance of unrealized gains on
 securities                                          148,706                          88,485
                                                   ---------                        --------

Current period change in accumulated
 other comprehensive income                                          63,483                          19,256
                                                                   --------                         -------

Ending balance of accumulated other
 comprehensive income                                              $139,486                         $76,003
                                                                   ========                         =======

12. EMPLOYEE BENEFIT PLANS

A.  DEFINED BENEFIT PENSION PLANS

The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees. Generally, the Company computes the benefits based on average earnings over a period prescribed by the plans and credited length of service. The Company has not been required to fund contributions to its qualified defined benefit pension plan for the years ended December 31, 2001 and 2000 because the Company's qualified plan was subject to the full funding limitation under the Internal Revenue Service guidelines. The Company's non-qualified defined benefit pension plan, effected in October 1995, provides compensating pension benefits for participants whose benefits have been curtailed under the qualified plan due to Internal Revenue Code limitations.

Although not required under Internal Revenue Service guidelines, the Company contributed $3.2 million and $2.0 million to the qualified, and non-qualified plans respectively in 2002. The change in the accumulated pension benefit obligation reflects the net effect of amendments made to the plans during 2002 and 2001. Pension expense for the Company's plans for the years ended December 31, 2002, 2001 and 2000 were $3.5 million, $1.6 million and $1.0 million, respectively.

The following table summarizes the status of these plans:

                                                        Years Ended December 31,
                                                        -----------------------
(dollar values in thousands)                                2002          2001
                                                        -----------------------
Change in projected benefit obligation:
 Benefit obligation at beginning of year                $31,402         $24,572
 Service cost                                             1,877           1,398
 Interest cost                                            2,376           1,921
 Change in accumulated benefit obligation                   784              36
 Actuarial gain                                           3,666           3,786
 Benefits paid                                             (309)           (311)
                                                        -------         -------
 Benefit obligation at end of year                       39,796          31,402
                                                        -------         -------

Change in plan assets:
 Fair value of plan assets at beginning of year          20,868          20,200
 Actual return on plan assets                            (2,387)           (250)
 Actual contributions during the year                     5,172           1,229
 Benefits paid                                             (309)           (311)
                                                        -------         -------
 Fair value of plan assets at end of year                23,344          20,868
                                                        -------         -------

 Funded status                                          (16,453)        (10,534)
 Unrecognized prior service cost                            811             924
 Unrecognized net loss                                   11,738           4,099
                                                        -------         -------
 (Accrued) pension cost                                 $(3,904)        $(5,511)
                                                        =======         =======

Plan assets are comprised of shares in investment trusts with approximately 77% and 23% of the underlying assets consisting of equity securities and fixed maturities, respectively.

Net periodic pension cost included the following components:

                                                                 Years Ended December 31,
                                                          -------------------------------------
(dollar values in thousands)                               2002            2001           2000
                                                          -------------------------------------
Service cost                                              $1,877          $1,397         $1,351
Interest cost                                              2,376           1,921          1,628
Expected return on assets                                 (1,861)         (1,905)        (1,915)
Amortization of net loss (gain) from earlier periods         275              21           (225)
Amortization of unrecognized prior service cost              898             148            147
                                                          ------          ------         ------
Net periodic pension cost                                 $3,565          $1,582         $  986
                                                          ======          ======         ======

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for 2002, 2001 and 2000 are 6.75%, 7.0% and 7.5%, respectively. The rate of compensation increase used to determine the actuarial present value of the projected benefit obligation for 2002, 2001 and 2000 is 4.50%. The expected long-term rate of return on plan assets for 2002, 2001 and 2000 is 9.0%.

The Company also maintains both qualified and non-qualified defined contribution plans ("Savings Plan" and "Non-Qualified Savings Plan", respectively) covering U.S. employees. Under the plans, the Company contributes up to a maximum 3% of the participants' compensation based on the contribution percentage of the employee. The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to Internal Revenue Code limitations. The Company's incurred expenses related to these plans were $0.7 million, $0.6 million and $0.6 million for 2002, 2001 and 2000, respectively.

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees. Each non-U.S. office (Canada, London, Belgium, Hong Kong and Singapore) maintains a separate plan for the non-U.S. employees working in that location. The Company contributes various amounts based on salary, age, and/or years of service. The contributions as a percentage of salary for the branch offices range from 2% to 12%. The contributions are generally used to purchase pension benefits from local insurance providers. The Company's incurred expenses related to these plans were $0.4 million, $0.4 million and $0.3 million for 2002, 2001 and 2000, respectively.

B.  POST-RETIREMENT PLAN

Beginning January 1, 2002, the Company established the Retiree Health Plan. This plan provides health care benefits for eligible retired employees (and their eligible dependants), who have elected coverage to traditional formula. The Company currently anticipates that most covered employees will become eligible for these benefits if they retire while working for the Company. The cost of these benefits is shared with the retiree. The Company accrues the postretirement benefit expense during the period of the employee's service.

A health care inflation rate of 9.0% in 2002, was assumed to change to 8.0% in 2003; and then decrease one percentage point annually to 5.0% in 2006; and then remain at that level.

Changes in the assumed health care cost trend can have a significant effect on the amounts reported for the health care plans. A one percent change in the rate would have the following effects on:

                                         Percentage                 Percentage
(Dollars  in thousands)                Point Increase             Point Decrease
                                       -----------------------------------------
a. Effect on total service and
    interest cost components                    $ 148                     ($ 114)
b. Effect on accumulated
    postretirement                              $ 952                     ($ 745)

Pension expense for this plan for the year ended December 31, 2002 was $0.6 million.

The following table summarizes the status of these plans:

                                                      Years Ended December 31,
                                                      ------------------------
(dollar values in thousands)                           2002             2001
                                                      ------------------------
Change in projected benefit obligation:
   Benefit obligation at beginning of year            $     -           $    -
   Accrual for Retiree Health Plan                      3,888                -
   Service cost                                           327
   Interest cost                                          294                -
   Actuarial gain                                        (208)               -
   Benefits paid                                          (29)               -
                                                      -------           ------
   Benefit obligation at end of year                    4,272                -
                                                      -------           ------

   Funded status                                       (4,271)               -
   Unrecognized net loss                                 (208)               -
                                                      -------           ------
   (Accrued) cost                                     $(4,479)          $    -
                                                      =======           ======

Net periodic cost included the following components:

                                                  Years Ended December 31,
                                            ------------------------------------
(dollar values in thousands)                2002             2001           2000
                                            ------------------------------------
Service cost                                $ 327            $  -           $  -
Interest cost                                 294               -              -
                                            -------          ----           ----
Net periodic cost                           $ 621            $  -           $  -
                                            =======          ====           ====

13. DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

A.  DIVIDEND RESTRICTIONS

Delaware law provides that an insurance company which is either an insurance holding company or a member of an insurance holding system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year's statutory annual statement. In addition, no dividend may be paid in excess of unassigned earned surplus. At December 31, 2002, Everest Re had $149.4 million available for payment of dividends in 2003 without prior regulatory approval.

B.  STATUTORY FINANCIAL INFORMATION

Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners ("NAIC") and the Delaware Insurance Department. Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual. The capital and statutory surplus of Everest Re was $1,494.0 million (unaudited) and $1,293.8 million at December 31, 2002 and

2001, respectively. The statutory net income of Everest Re was $77.6 million (unaudited), $78.9 million and $165.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

C.  CODIFICATION

The Company's operating subsidiaries file statutory-basis financial statements with the state departments of insurance in the states in which the subsidiary is licensed. On January 1, 2001, significant changes to the statutory-basis of accounting became effective. The cumulative effect of these changes has been recorded as a direct adjustment to statutory surplus. The cumulative effect of these changes in 2001 increased Everest Re's statutory surplus by $57.1 million.

14. CONTINGENCIES

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

In all such matters, the Company believes that its positions are legally and commercially reasonable. The Company also regularly evaluates those positions, and where appropriate, establishes or adjusts insurance reserves to reflect the results of its evaluation. The Company's aggregate reserves take into account the possibility that the Company may not ultimately prevail in each and every disputed matter. The Company believes its aggregate reserves reduce the potential that an adverse resolution of one or more of these matters, at any point in time, would have a material impact on the Company's financial condition or results of operations. However, there can be no assurances that adverse resolutions of such matters in any one period or in the aggregate will not result in a material adverse effect on the Company's results of operations.

The Company does not believe that there are any other material pending legal proceedings to which it or any of its subsidiaries or their properties are subject.

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior years, the Company, for a fee, accepted the claim payment obligation of these property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at December 31, 2002 and 2001 was $150.5 million and $147.1 million respectively.

The Company has purchased annuities from an unaffiliated life insurance company with an A+ (Superior) rating from A.M. Best to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at December 31, 2002 and 2001 was $14.8 million and $13.7 million, respectively.

15. RELATED-PARTY TRANSACTIONS

During the normal course of business, the Company, through its affiliates, engages in what mangement believes to be arm's-length reinsurance and brokerage and commission business transactions with companies controlled or affiliated with its outside directors. These transactions are immaterial to the Company's financial condition, results of operations and cash flows.

The Company engages in business transactions with Group and Bermuda Re. See also
Note 10.

16. SEGMENT REPORTING

The Company, through its subsidiaries, operates in four segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting and International. The U.S. Reinsurance operation writes property and casualty treaty reinsurance through reinsurance brokers as well as directly with ceding companies within the United States, in addition to property, casualty and specialty facultative reinsurance through brokers and directly with ceding companies within the United States. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the United States. The Specialty Underwriting operation writes accident and health, marine, aviation and surety business within the United States and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through the Company's branches in London, Canada, and Singapore, in addition to foreign business written through the Company's New Jersey headquarters and Miami office.

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

The following tables present the relevant underwriting results for the operating segments for the three years ended December 31, 2002, 2001 and 2000.

                                U.S. REINSURANCE
--------------------------------------------------------------------------------
(dollar values in thousands)             2002            2001             2000
                                      ------------------------------------------
Earned premiums                       $ 658,131       $  497,600       $ 471,631
Incurred losses and loss adjustment
  expenses                              501,000          449,635         317,735
Commission and brokerage                163,808          148,807          78,978
Other underwriting expenses              18,876           15,211          17,039
                                      ---------       ----------       ---------
Underwriting (loss) gain              $ (25,553)      $ (116,053)      $  57,879
                                      =========       ==========       =========

                                 U.S. INSURANCE
--------------------------------------------------------------------------------
(dollar values in thousands)             2002            2001             2000
                                      ------------------------------------------
Earned premiums                       $ 465,719       $  294,225       $ 101,576
Incurred losses and loss adjustment
 expenses                               345,326          211,311          70,277
Commission and brokerage                111,562           63,512          25,487
Other underwriting expenses              25,802           19,185          11,646
                                      ---------       ----------       ---------
Underwriting (loss) gain              $ (16,971)      $      217       $  (5,834)
                                      =========       ==========       =========

                             SPECIALTY UNDERWRITING
--------------------------------------------------------------------------------
(dollar values in thousands)             2002            2001             2000
                                      ------------------------------------------
Earned premiums                       $ 424,666       $  371,805       $ 302,637
Incurred losses and loss adjustment
  expenses                              291,772          330,841         254,302
Commission and brokerage                120,440          102,144          81,794
Other underwriting expenses               6,363            5,688           6,253
                                      ---------       ----------       ---------
Underwriting gain (loss)              $   6,091       $  (66,868)      $ (39,712)
                                      =========       ==========       =========

                                  INTERNATIONAL
--------------------------------------------------------------------------------
(dollar values in thousands)             2002            2001             2000
                                      ------------------------------------------
Earned premiums                       $ 408,830       $ 169,871        $ 286,753
Incurred losses and loss adjustment
  expenses                              260,855          87,432          235,927
Commission and brokerage                 92,625          79,182           81,151
Other underwriting expenses              13,196          13,829           13,798
                                      ---------       ---------        ---------
Underwriting gain (loss)              $  42,154       $ (10,572)       $ (44,123)
                                      =========       =========        =========

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income:

(dollar values in thousands)             2002                2001               2000
                                       -----------------------------------------------
Underwriting gain (loss)               $  5,721           $(193,276)          $(31,790)
Net investment income                   257,922             265,924            271,389
Realized (loss) gain                    (53,127)            (15,745)               291
Net derivative (expense)                 (3,466)             (7,020)                 -
Corporate expenses                         (823)             (1,379)            (1,528)
Distributions related to trust
  preferred securities                   (2,091)                  -                  -
Interest expense                        (42,417)            (46,004)           (39,386)
Other (expense) income                  (21,847)             26,565              3,341
                                       --------           ---------           --------
Income before taxes                    $139,872           $  29,065           $202,317
                                       ========           =========           ========

The Company produces business in its United States and international operations. The net income and assets of the individual foreign countries in which the Company writes business are not identifiable in the Company's financial records. The largest country, other than the United States, in which the Company writes business is the United Kingdom, with $188.5 million for the year ended December 31, 2002. No other country represented more than 5% of the Company's revenues.

Approximately 16.5%, 13.6% and 12.9% of the Company's gross premiums written in 2002, 2001 and 2000, respectively, were sourced through the Company's largest intermediary.

17. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data were as follows:

(dollar values in thousands)
                                                  1st           2nd           3rd             4th
                                                Quarter        Quarter       Quarter         Quarter
                                               -----------------------------------------------------
2002 OPERATING DATA:
 Gross written premium                         $590,884       $626,636       $693,456       $844,446
 Net written premium                            514,095        519,367        523,559        632,498
 Earned premium                                 458,118        451,607        456,387        591,234
 Net investment income                           64,799         65,472         64,402         63,249
 Net realized capital gain (loss)                 1,039        (39,909)        (7,074)        (7,183)
 Total claims and underwriting expenses         453,701        439,083        453,284        606,380
 Net income                                      46,315         22,548         34,803         11,437
                                               ========       ========       ========       ========


2001 OPERATING DATA:
 Gross written premium                         $418,929       $480,873       $486,275       $463,720
 Net written premium                            386,825        415,031        363,170        251,902
 Earned premium                                 327,992        389,382        343,022        273,105
 Net investment income                           67,362         68,747         65,316         64,499
 Net realized capital (loss) gain                (4,789)         4,084           (991)       (14,049)
 Total claims and underwriting expenses         336,299        399,617        482,595        309,645
 Net income (loss)                               33,591         39,762        (53,082)        17,979
                                               ========       ========       ========       ========

                       EVEREST REINSURANCE HOLDINGS, INC.
                      SCHEDULE I - SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2002
                             (Dollars in thousands)

                         COLUMN A                               COLUMN B          COLUMN C          COLUMN D
---------------------------------------------------            -----------       -----------       -----------
                                                                                                      AMOUNT
                                                                                                     SHOWN IN
                                                                                    MARKET            BALANCE
                                                                  COST              VALUE              SHEET
                                                               -----------       -----------       -----------
Fixed maturities-available for sale
 Bonds:
   U.S. government and government agencies                     $   344,957       $   354,029       $   354,029
   State, municipalities and political subdivisions              2,520,597         2,662,578         2,662,578
   Foreign government securities                                   249,055           271,792           271,792
   Foreign corporate securities                                    199,392           211,159           211,159
   Public utilities                                                 97,983           102,829           102,829
   All other corporate bonds                                       741,778           759,322           759,322
  Mortgage pass-through securities                                 376,251           401,376           401,376
  Redeemable preferred stock                                        39,831            42,891            42,891
                                                               -----------       -----------       -----------
Total fixed maturities-available for sale                        4,569,844         4,805,976         4,805,976
Equity securities                                                   79,791            72,468            72,468
Short-term investments                                             130,075           130,075           130,075
Other invested assets                                               42,338            42,307            42,307
Cash                                                               116,843           116,843           116,843
                                                               -----------       -----------       -----------
Total investments and cash                                     $ 4,938,891       $ 5,167,669       $ 5,167,669
                                                               ===========       ===========       ===========


                       EVEREST REINSURANCE HOLDINGS, INC.
         SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                             CONDENSED BALANCE SHEET
               (Dollars in thousands, except par value per share)

                                                                                 December 31,           December 31,
                                                                                 -----------            -----------
                                                                                    2002                    2001
                                                                                 -----------            -----------
ASSETS
 Equity securities, at market value (cost: 2002, $22,950; 2001, $55)             $    24,996            $       141
 Short-term investments                                                               16,466                    711
 Cash                                                                                    384                     74
 Investment in subsidiaries, at equity in the underlying net assets                1,983,592              1,667,808
 Receivable from affliate                                                                126                 (2,153)
 Deferred tax asset                                                                     (607)                15,165
 Accrued investment income                                                                65                      2
 Other assets                                                                          8,955                  2,617
                                                                                 -----------            -----------
Total assets                                                                     $ 2,033,977            $ 1,684,365
                                                                                 ===========            ===========

LIABILITIES
 8.5% Senior notes due 3/15/2005                                                 $   249,780            $   249,694
 8.75% Senior notes due 3/15/2010                                                    199,158                199,077
 Revolving credit facility                                                            70,000                105,000
 Current federal income taxes                                                         (6,758)               (26,644)
 Accrued interest on debt and borrowings                                              13,546                 11,944
 Due to affilitates                                                                      993                 33,860
 Other liabilities                                                                        34                     25
 Subordinated Debentures                                                             216,496                      -
                                                                                 -----------            -----------
 Total liabilities                                                                   743,249                572,956
                                                                                 -----------            -----------

STOCKHOLDER'S EQUITY
 Common stock, par value: $0.01; 200 million shares authorized;
  1,000 issued in 2002 and 2001                                                            -                      -
 Paid-in capital                                                                     259,508                258,775
 Accumulated other comprehensive income, net of deferred taxes
  of $75.1 million in 2002 and $40.8 million in 2001                                 139,486                 76,003
 Retained earnings                                                                   891,734                776,631
                                                                                 -----------            -----------
 Total stockholder's equity                                                        1,290,728              1,111,409
                                                                                 -----------            -----------
Total liabilities and stockholder's equity                                       $ 2,033,977            $ 1,684,365
                                                                                 ===========            ===========


                 See notes to consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
         SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                        CONDENSED STATEMENT OF OPERATIONS
                             (Dollars in thousands)

                                                                                         For Years Ended December 31,
                                                                                  -----------------------------------------
                                                                                    2002             2001            2000
                                                                                  ---------        --------       ---------
Net investment income                                                             $     408        $    241       $   1,371
Net realized capital gain                                                                 -               1               -
Other (expense)                                                                      (2,241)           (543)           (416)
Equity in undistributed change in retained earnings of subsidiaries                 137,645          68,027         184,191
                                                                                  ---------        --------       ---------

 Total revenues                                                                     135,812          67,726         185,146
                                                                                  ---------        --------       ---------

EXPENSES
Interest expense                                                                     44,574          46,004          39,386
Other expenses                                                                          466             427               5
                                                                                  ---------        --------       ---------

Income before taxes                                                                  90,772          21,295         145,755
Income tax (benefit)                                                                (24,331)        (16,955)        (12,740)
                                                                                  ---------        --------       ---------
 Net income                                                                       $ 115,103        $ 38,250       $ 158,495
                                                                                  =========        ========       =========


                 See notes to consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
         SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                        CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)


                                                                                        For Years Ended December 31,
                                                                                ------------------------------------------
                                                                                   2002            2001             2000
                                                                                ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $ 115,103        $ 38,250        $ 158,495
 Adjustments to reconcile net income to net cash provided
  by operating activities:
 Equity in undistributed change in retained earnings of subsidiaries             (137,645)        (68,027)        (585,734)
 (Decrease) increase  in other liabilities                                        (32,858)         32,085           (1,352)
 Increase (decrease) in accrued interest on debt and borrowings                     1,602            (268)          12,106
 Decrease (increase) in deferred tax asset                                         34,972         (27,156)         (12,709)
 (Increase) decrease in other assets                                               (6,401)            697           (2,881)
 (Increase) decrease in receivable from affliates                                  (2,279)           (335)             568
 Restructure adjustment                                                                 -               -              (55)
 Accrual of bond discount                                                               -            (107)            (877)
 Amortization of underwriting discount on senior notes                                167             152              112
 Realized capital (gain)                                                                -              (1)               -
 Non-cash compensation                                                                  -               -              109
                                                                                ---------        --------        ---------
NET CASH (USED IN)  OPERATING ACTIVITIES                                          (27,339)        (24,710)        (432,218)
                                                                                ---------        --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Additional investment in subsidiaries, net of cash acquired                     (200,196)              -          349,743
 Cost of equity securities acquired                                               (22,895)              -              (55)
 Net (purchases) sales of short-term securities                                   (15,755)         25,756          (25,482)
                                                                                ---------        --------        ---------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                              (238,846)         25,756          324,206
                                                                                ---------        --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on revolving credit line                                                 45,000          22,000          176,000
Repayments on revolving credit line                                               (80,000)       (152,000)               -
Proceeds from issuance of senior notes                                                  -               -          448,507
Proceeds from issuance of subordinated debentures                                 216,496               -                -
Acquisition of treasury stock net of reissuances                                        -               -          (16,478)
Effect of restructuring                                                                 -               -          (11,706)
Common stock issued during the period                                                   -               -            2,288
Contribution from subsidiaries                                                     85,000         129,000              198
Dividends paid to stockholders                                                          -               -         (495,000)
                                                                                ---------        --------        ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               266,496          (1,000)         103,809
                                                                                ---------        --------        ---------

Net increase in cash                                                                  311              46           (4,203)
Cash, begining of period                                                               74              28            4,231
                                                                                ---------        --------        ---------

Cash, end of period                                                             $     385        $     74        $      28
                                                                                =========        ========        =========


                 See notes to consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                             (DOLLARS IN THOUSANDS)



COLUMN A            COLUMN B      COLUMN C    COLUMN D     COLUMN E    COLUMN F     COLUMN G    COLUMN H    COLUMN I    COLUMN J
-----------------   ---------    ----------   ---------   ----------   ---------   ----------   ---------   --------   ----------
                                RESERVE FOR                                        INCURRED    AMORTIZATION
                     DEFERRED  LOSSES & LOSS  UNEARNED                   NET     LOSS AND LOSS OF DEFERRED   OTHER        NET
                   ACQUISITION   ADJUSTMENT   PREMIUM      EARNED     INVESTMENT   ADJUSTMENT  ACQUISITION  OPERATING   WRITTEN
GEOGRAPHIC AREA       COSTS       EXPENSES    RESERVES     PREMIUM      INCOME      EXPENSES      COSTS     EXPENSES    PREMIUM
-----------------   ---------    ----------   ---------   ----------   ---------   ----------   ---------   --------   ----------
DECEMBER 31, 2002
 Domestic           $ 133,824    $4,125,389   $ 702,970   $1,548,516   $ 229,990   $1,138,098   $ 395,810   $ 51,864   $1,653,600
 International         27,626       749,836     106,843      408,830      27,932      260,855      92,625     13,196      535,919
                    ---------    ----------   ---------   ----------   ---------   ----------   ---------   --------   ----------
  Total             $ 161,450    $4,875,225   $ 809,813   $1,957,346   $ 257,922   $1,398,953   $ 488,435   $ 65,060   $2,189,519
                    =========    ==========   =========   ==========   =========   ==========   =========   ========   ==========

DECEMBER 31, 2001
 Domestic           $  98,491    $3,641,323   $ 412,139   $1,163,630   $ 231,567   $  991,787   $ 314,463   $ 41,463   $1,224,118
 International         16,457       633,012      61,169      169,871      34,357       87,432      79,182     13,829      192,810
                    ---------    ----------   ---------   ----------   ---------   ----------   ---------   --------   ----------
  Total             $ 114,948    $4,274,335   $ 473,308   $1,333,501   $ 265,924   $1,079,219   $ 393,645   $ 55,292   $1,416,928
                    =========    ==========   =========   ==========   =========   ==========   =========   ========   ==========

DECEMBER 31, 2000
 Domestic                                                 $  875,844   $ 236,079   $  642,314   $ 186,259   $ 36,466   $  902,946
 International                                               286,753      35,310      235,927      81,151     13,798      304,375
  Total                                                   ----------   ---------   ----------   ---------   --------   ----------
                                                          $1,162,597   $ 271,389   $  878,241   $ 267,410   $ 50,264   $1,207,321
                                                          ==========   =========   ==========   =========   ========   ==========


                                      S-5

                       EVEREST REINSURANCE HOLDINGS, INC.
                            SCHEDULE IV - REINSURANCE
                             (DOLLARS IN THOUSANDS)



COLUMN A                            COLUMN B            COLUMN C             COLUMN D            COLUMN E             COLUMN F
----------------------------        ---------           ---------           -----------         -----------           --------

                                      GROSS              CEDED TO          ASSUMED FROM             NET              ASSUMED TO
                                      AMOUNT         OTHER COMPANIES      OTHER COMPANIES          AMOUNT               NET
                                    ---------           ---------           -----------         -----------           --------
DECEMBER 31, 2002
Total property and liability
 insurance earned premium           $ 667,151           $ 464,523           $ 1,754,718         $ 1,957,346              89.6%
DECEMBER 31, 2001
Total property and liability
 insurance earned premium           $ 380,178           $ 442,888           $ 1,396,211         $ 1,333,501             104.7%
DECEMBER 31, 2000
Total property and liability
 insurance earned premium           $ 138,982           $ 121,527           $ 1,145,142         $ 1,162,597              98.5%
