Form 10-Q
period 2003-03-31
EVEREST REINSURANCE HOLDINGS INC
filed 2003-05-14
CIK 914748

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                   Commission File Number:
MARCH 31, 2003                                                 1-13816
---------------------                                    -----------------------

                       EVEREST REINSURANCE HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


       DELAWARE                                            22-3263609
------------------------                            ----------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                       YES                       NO    X
                           -------                  -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Number of Shares Outstanding
                Class                                      at May 1, 2002
                -----                               ----------------------------

Common Stock,      $.01 par value                                          1,000


The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

                       EVEREST REINSURANCE HOLDINGS, INC.

                               INDEX TO FORM 10-Q

                                     PART I

                              FINANCIAL INFORMATION

                                                                            PAGE
ITEM 1.  FINANCIAL STATEMENTS                                               ----
         --------------------

         Consolidated Balance Sheets at March 31, 2003  (unaudited)
           and December 31, 2002                                               3

         Consolidated Statements of Operations and Comprehensive Income
           for the three months ended March 31,
           2003 and 2002(unaudited)                                            4

         Consolidated Statements of Changes in Stockholders' Equity for
           the three months ended March 31, 2003
           and 2002 (unaudited)                                                5

         Consolidated Statements of Cash Flows for the three months
           ended March 31, 2003 and 2002 (unaudited)                           6

         Notes to Consolidated Interim Financial Statements                    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------
         OF FINANCIAL CONDITION AND RESULTS OF OPERATION                      19
         -----------------------------------------------

ITEM 4.  CONTROLS AND PROCEDURES                                              27
         -----------------------

                                     PART II

                                OTHER INFORMATION
                                -----------------

ITEM 1.  LEGAL PROCEEDINGS                                                    28
         -----------------

ITEM 5.  OTHER INFORMATION                                                  None
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     29
         --------------------------------

Part I - Item 1


                       EVEREST REINSURANCE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except par value per share)


                                                                March 31,          December 31,
                                                               -----------         -----------
                                                                  2003                2002
                                                               -----------         -----------
                                                               (unaudited)
ASSETS:
Fixed maturities - available for sale, at market value
 (amortized cost: 2003, $4,762,332; 2002, $4,569,844)          $ 5,026,541         $ 4,805,976
Equity securities, at market value
 (cost:2003, $79,729; 2002, $79,791)                                71,241              72,468
Short-term investments                                             197,925             130,075
Other invested assets                                               44,474              42,307
Cash                                                               138,132             116,843
                                                               -----------         -----------
 Total investments and cash                                      5,478,313           5,167,669

Accrued investment income                                           76,629              61,708
Premiums receivable                                                777,472             639,327
Reinsurance receivables - unaffiliated                           1,083,334           1,104,827
Reinsurance receivables - affiliated                               832,977             735,248
Funds held by reinsureds                                           127,149             121,308
Deferred acquisition costs                                         187,688             161,450
Prepaid reinsurance premiums                                       204,438             149,588
Deferred tax asset                                                 147,833             144,376
Other assets                                                        97,755              95,763
                                                               -----------         -----------
TOTAL ASSETS                                                   $ 9,013,588         $ 8,381,264
                                                               ===========         ===========


LIABILITIES:
Reserve for losses and adjustment expenses                     $ 5,053,430         $ 4,875,225
Unearned premium reserve                                         1,018,855             809,813
Funds held under reinsurance treaties                              400,182             399,492
Losses in the course of payment                                     63,166              38,016
Contingent commissions                                                  (4)              4,333
Other net payable to reinsurers                                    230,435             147,342
Current federal income taxes                                         9,664             (16,365)
8.5% Senior notes due 3/15/2005                                    249,803             249,780
8.75% Senior notes due 3/15/2010                                   199,179             199,158
Revolving credit agreement borrowings                               70,000              70,000
Interest accrued on debt and borrowings                              3,744              13,481
Deferred gain on reinsurance                                        15,713              16,904
Other liabilities                                                  117,977              73,357
                                                               -----------         -----------
 Total liabilities                                               7,432,144           6,880,536
                                                               -----------         -----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES
 OF SUBSIDIARY TRUSTS HOLDING SOLELY SUBORDINATED DEBENTURES
 ("TRUST PREFERRED SECURITIES")                                    210,000             210,000
                                                               -----------         -----------

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 200 million shares authorized;
 1,000 shares issued in 2003 and 2002                                    -                   -
Additional paid-in capital                                         259,508             259,508
Accumulated other comprehensive income, net of
 deferred income taxes of $86.5 million in 2003 and $73.4
 million in 2002                                                   160,614             139,486
Retained earnings                                                  951,322             891,734
                                                               -----------         -----------
 Total stockholder's equity                                      1,371,444           1,290,728
                                                               -----------         -----------

TOTAL LIABILITIES, TRUST PREFERRED SECURITIES
 AND STOCKHOLDER'S EQUITY                                      $ 9,013,588         $ 8,381,264
                                                               ===========         ===========


The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                (Dollars in thousands, except per share amounts)


                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                   -----------------------------
                                                                                     2003                2002
                                                                                   ---------           ---------
                                                                                            (unaudited)
REVENUES:
Premiums earned                                                                    $ 531,691           $ 458,118
Net investment income                                                                 67,586              64,799
Net realized capital (loss) gain                                                     (10,075)              1,039
Net derivative (expense)                                                                   -                (250)
Other income                                                                             355               1,578
                                                                                   ---------           ---------
Total revenues                                                                       589,557             525,284
                                                                                   ---------           ---------

CLAIMS AND EXPENSES:
Incurred loss and loss adjustment expenses                                           376,190             325,713
Commission, brokerage, taxes and fees                                                104,706             114,487
Other underwriting expenses                                                           18,218              13,501
Distributions related to trust preferred securities                                    4,121                   -
Interest expense on senior notes                                                       9,731               9,728
Interest expense on credit facility                                                      360                 909
                                                                                   ---------           ---------
Total claims and expenses                                                            513,326             464,338
                                                                                   ---------           ---------

INCOME BEFORE TAXES                                                                   76,231              60,946

Income tax expense                                                                    16,643              14,631
                                                                                   ---------           ---------

NET INCOME                                                                         $  59,588           $  46,315
                                                                                   =========           =========


Other comprehensive  income (loss), net of tax                                        21,128             (44,379)
                                                                                   ---------           ---------

COMPREHENSIVE INCOME                                                               $  80,716           $   1,936
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

                       EVEREST REINSURANCE HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDER'S EQUITY
                (Dollars in thousands, except per share amounts)


                                                                                              Three Months Ended
                                                                                                    March 31,
                                                                                        --------------------------------
                                                                                           2003                 2002
                                                                                        -----------          -----------
                                                                                                  (unaudited)
COMMON STOCK (shares outstanding):

Balance, beginning of period                                                                  1,000                1,000
Issued during the period                                                                          -                    -
                                                                                        -----------          -----------
Balance, end of period                                                                        1,000                1,000
                                                                                        ===========          ===========

COMMON STOCK (par value):
Balance, beginning of period                                                                      -                    -
Common stock retired during the period                                                            -                    -
                                                                                        -----------          -----------
Balance, end of period                                                                            -                    -
                                                                                        -----------          -----------

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period                                                            $   259,508          $   258,775
Common stock issued during the period                                                             -                  249
                                                                                        -----------          -----------
Balance, end of period                                                                      259,508              259,024
                                                                                        -----------          -----------


ACCUMULATED OTHER COMPREHENSIVE INCOME,
 NET OF DEFERRED INCOME TAXES:
Balance, beginning of period                                                                139,486               76,003
Net increase (decrease) during the period                                                    21,128              (44,379)
                                                                                        -----------          -----------
Balance, end of period                                                                      160,614               31,624
                                                                                        -----------          -----------

RETAINED EARNINGS:
Balance, beginning of period                                                                891,734              776,631
Net income                                                                                   59,588               46,315
                                                                                        -----------          -----------
Balance, end of period                                                                      951,322              822,946
                                                                                        -----------          -----------

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD                                               $ 1,371,444          $ 1,113,594
                                                                                        ===========          ===========

The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                               Three Months Ended
                                                                     March 31,
                                                             ------------------------
                                                               2003            2002
                                                             ---------       --------
                                                                    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $  59,588       $ 46,315
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  (Increase) in premiums receivable                           (138,607)       (60,544)
  (Decrease) increase in funds held, net                        (5,907)        21,413
  (Increase) in reinsurance receivables                        (72,908)       (31,693)
  (Increase) decrease in deferred tax asset                    (14,799)        25,157
  Increase in reserve for losses and loss
   adjustment expenses                                         168,546         64,863
  Increase in unearned premiums                                207,997         77,731
  Decrease (increase) in other assets and liabilities            8,378       (123,550)
  Accrual of bond discount/amortization of bond premium         (1,717)        (1,791)
  Amortization of underwriting discount on senior notes             44             41
  Realized capital losses (gains)                               10,075         (1,039)
                                                             ---------       --------

Net cash provided by operating activities                      220,690         16,903
                                                             ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called -
 available for sa1e                                            135,794         98,303
Proceeds from fixed maturities sold - available for sale       214,575        187,869
Proceeds from equity securities sold                               120          5,370
Proceeds from other invested assets sold                            10          3,057
Cost of fixed maturities acquired - available for sale        (539,515)      (218,478)
Cost of equity securities acquired                                   -         (9,227)
Cost of other invested assets acquired                          (1,548)          (191)
Net (purchases) of short-term securities                       (67,850)       (59,376)
Net increase (decrease) in unsettled
securities transactions                                         60,600         (3,317)
                                                             ---------       --------

Net cash (used in) provided by investing activities           (197,814)         4,010
                                                             ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued during the period                                -            249
Borrowing on revolving credit agreement                              -         20,000
Repayments on revolving credit agreement                             -        (20,000)
                                                             ---------       --------
Net cash provided by financing activities                            -            249
                                                             ---------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         (1,587)        (3,651)
                                                             ---------       --------

Net increase in cash                                            21,289         17,511

Cash, beginning of period                                      116,843         67,509
                                                             ---------       --------

Cash, end of period                                          $ 138,132       $ 85,020
                                                             =========       ========


SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:

Income taxes paid (refunded), net                            $   5,451       $(17,404)
Interest paid                                                $  23,905       $ 20,299


The accompanying notes are an integral part of the consolidated financial statements.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

1.   GENERAL

As used in this document, "Holdings" means Everest Reinsurance Holdings, Inc., "Group" means Everest Re Group, Ltd., "Bermuda Re" means Everest Reinsurance
(Bermuda), Ltd., "Everest Re" means Everest Reinsurance Company and the "Company" means Everest Reinsurance Holdings, Inc. and its subsidiaries.

The consolidated financial statements of the Company for the three months ended March 31, 2003 and 2002 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been omitted since it is not required for interim reporting purposes. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. The results for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2002, 2001 and 2000 included in the Company's most recent Form 10-K filing.

2.   CAPITAL RESOURCES

On July 30, 2002, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which provides for the issuance of up to $475.0 million of securities. Generally, under this shelf registration statement, Group was authorized to issue common shares, preferred shares, debt, warrants and hybrid securities, Holdings was authorized to issue debt securities and warrants and Everest Re Capital Trust ("Capital Trust") was authorized to issue trust preferred securities. This shelf registration statement became effective on September 26, 2002.

In November 2002, pursuant to a trust agreement between Holdings and JPMorgan Chase Bank, the property trustee, and Chase Manhattan Bank USA, the Delaware trustee, Capital Trust completed a public offering of $210.0 million of 7.85% trust preferred securities, resulting in net proceeds of $203.4 million. The proceeds of the issuance were used to purchase $210 million of 7.85% junior subordinated debt securities of Holdings that will be held in trust by the property trustee for the benefit of the holders of the trust preferred securities. Holdings used the proceeds from the sale of the junior subordinated debt for general corporate purposes and made capital contributions to its operating subsidiaries.

Capital Trust will redeem all of the outstanding trust preferred securities when the junior subordinated debt securities are paid at maturity on November 15, 2032. Holdings may elect to redeem the junior subordinated debt securities, in whole or in part, at any time after November 14, 2007. If such an early redemption occurs, the outstanding trust preferred securities will also be proportionately redeemed.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Distributions on the trust preferred securities are cumulative and pay quarterly in arrears. Distributions relating to the trust preferred securities for the period ended March 31, 2003 were $4.1 million.

On April 23, 2003, Group expanded the size of the remaining shelf registration to $318 million by filing under rule 462B of the Securities Act of 1933, as amended, and General Instruction IV of Form S-3 promulgated thereunder. On the same date, Group issued 4,480,135 of its common shares at a price of $70.75 per share, which resulted in $317.0 million in proceeds, before expenses of approximately $0.2 million. This transaction effectively exhausted the September 26, 2002 shelf registration.

On November 7, 2001, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which provided for the issuance of up to $575 million of common equity. On February 27, 2002, pursuant to this registration statement, the Company completed an offering of 5,000,000 of its common shares at a price of $69.25 per share, which resulted in $346.3 million of proceeds, before expenses of approximately $0.5 million, related to the offering. The Company used the net proceeds for working capital and general corporate purposes. The remaining amount available under this shelf registration statement as of September 30, 2002 was $228.7 million. On October 2, 2002, the Company filed a post-effective amendment to this registration statement that removed the remaining securities from registration.


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

The Company's reserves include an estimate of the Company's ultimate liability for asbestos and environmental ("A&E") claims for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company's potential losses from A&E claims. Among the complications are: (a) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of asbestos or environmental contamination;
(c) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage;

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(d) changes in underlying laws and judicial interpretation of those laws; (e) potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (f) long reporting delays, both from insureds to insurance companies and ceding companies to reinsurers; (g) historical data on A&E losses, which is more limited and variable than historical information on other types of casualty claims; (h) questions concerning interpretation and application of insurance and reinsurance coverage; and (i) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

With respect to asbestos claims in particular, several additional factors further compound the difficulty in estimating the Company's liability. These include: (a) the aggressiveness of the plaintiff bar; (b) claims filed by individuals with no functional injury from asbestos, claims with little to no financial value; (c) the number and significance of bankruptcy filings by companies as a result of asbestos claims; (d) claim filings against defendants formerly regarded as "peripheral"; (e) concentrations of claims in a small number of states that favor plaintiffs; (f) the number of claims that might impact the general liability portion of insurance policies rather than the product liability portion; (g) responses in which specific courts have adopted measures to ameliorate the worst procedural abuses; and (h) the potential that the U. S. Congress may consider legislation to address the asbestos litigation issue.

Management believes that these factors continue to render reserves for A&E losses significantly less subject to traditional actuarial methods than are reserves for other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for the Company or its ceding companies.

In connection with the acquisition of Mt. McKinley Insurance Company ("Mt. McKinley"), which has significant exposure to A&E claims, Prudential Property and Casualty Insurance Company ("Prupac"), a subsidiary of The Prudential Insurance Company of America ("The Prudential"), provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley's reserves as of September 19, 2000 and The Prudential guaranteed Prupac's obligations to Mt. McKinley. Through March 31, 2003, cessions under this reinsurance agreement have reduced the available remaining limits to $75.6 million net of coinsurance.

Mt. McKinley provided stop-loss reinsurance protection, in connection with the Company's October 5, 1995 initial public offering, for any adverse loss development on Everest Re's June 30, 1995 (December 31, 1994 for catastrophe losses) reserves, with $375.0 million in limits, of which $103.9 million remains available (the "Stop Loss Agreement"). The Stop Loss Agreement and other reinsurance contracts between Mt. McKinley and Everest Re remain in

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

effect following the acquisition. However, these contracts became transactions with affiliates effective on the date of the Mt. McKinley acquisition, and their financial impact is thereafter eliminated on consolidation. Effective September 19, 2000, Mt. McKinley and Everest Reinsurance (Bermuda), Ltd. ("Bermuda Re") entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm's length consideration, all of its net insurance exposures and reserves to Bermuda Re.

Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, depending on coverage under the Company's various reinsurance agreements, could have material adverse effect on the Company's future financial condition, results of operations and cash flow.

The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the three months ended March 31, 2003 and 2002:

(dollar amounts in thousands)                                      Three Months Ended
                                                                         March 31,
                                                                  2003             2002
                                                               ---------------------------
Gross basis:
Beginning of period reserves                                   $ 667,922         $ 644,390
Incurred losses                                                   17,673            10,000
Paid losses                                                      (18,635)          (22,612)
                                                               ---------------------------

End of period reserves                                         $ 666,960         $ 631,778
                                                               ===========================

Net basis:
Beginning of period reserves                                   $ 243,157         $ 276,169
Incurred losses                                                    8,465               628
Paid losses                                                       (8,256)          (11,652)
                                                               ---------------------------

End of period reserves                                         $ 243,366         $ 265,145
                                                               ===========================

At March 31, 2003, the gross reserves for A&E losses were comprised of $118.3 million representing case reserves reported by ceding companies, $62.1 million representing additional case reserves established by the Company on assumed reinsurance claims, $256.1 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $230.4 million representing incurred but not reported ("IBNR") reserves.

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company's rights and obligations under insurance and reinsurance agreements and other more general contracts. In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it. In other disputes, the Company is resisting attempts by others to collect funds or enforce alleged rights. Such disputes are resolved through formal and informal means, including litigation and arbitration.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

In all such matters, the Company believes that its positions are legally and commercially reasonable. The Company also regularly evaluates those positions, and where appropriate, establishes or adjusts insurance reserves to reflect its evaluation. The Company's aggregate reserves take into account the possibility that the Company may not ultimately prevail in each and every disputed matter. The Company believes its aggregate reserves reduce the potential that an adverse resolution of one or more of these matters, at any point in time, would have a material impact on the Company's financial condition or results of operations. However, there can be no assurances that adverse resolutions of such matters in any one period or in the aggregate will not result in a material adverse effect on the Company's results of operations.

The Company does not believe that there are any other materials pending legal proceedings to which it or any of its subsidiaries or their properties are subject.

The Prudential sells annuities, which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior years, the Company, for a fee, accepted the claim payment obligation of these property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at March 31, 2003 was $151.1 million.

The Company has purchased annuities from an unaffiliated life insurance company with an A+ (Superior) rating from A.M. Best to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at March 31, 2003 was $15.1 million.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

4.   OTHER COMPREHENSIVE INCOME (LOSS)

The Company's other comprehensive income (loss) is comprised as follows:

(dollar amounts in thousands)                                                      Three Months Ended
                                                                                         March 31,
                                                                                  2003             2002
                                                                                 ------------------------
Net unrealized appreciation
 (depreciation) of investments, net
 of deferred income taxes                                                        $ 17,393       ($ 43,705)
Currency translation adjustments, net
 of deferred income taxes
                                                                                    3,735            (674)
                                                                                 ------------------------
Other comprehensive income (loss),
 net of deferred income taxes                                                    $ 21,128       ($ 44,379)
                                                                                 ========================

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

The Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1, the Company to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $850.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions. As of March 31, 2003, the Company was in compliance with these covenants.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

During the three months ended March 31, 2003, the Company made no payments and no borrowings on the Credit Facility. For the period ended March 31, 2002, the Company made a payment on the Credit Facility of $20.0 million and had new Credit Facility borrowings of $20.0 million. As of March 31, 2003 and 2002, the Company had outstanding Credit Facility borrowings of $70.0 million and $105.0 million, respectively. Interest expense incurred in connection with these borrowings was $0.4 million and $0.9 million for the periods ended March 31, 2003 and 2002, respectively.

6.   SENIOR NOTES

During the first quarter of 2000, the Company completed a public offering of $200.0 million in principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million in principal amount of 8.5% senior notes due March 15, 2005.

Interest expense incurred in connection with these senior notes was $9.7 million and $9.7 million for the three months ended March 31, 2003 and 2002, respectively.

7.   TRUST PREFERRED SECURITIES

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

Distributions on the trust preferred securities are cumulative and pay quarterly in arrears. Distributions relating to the trust preferred securities for the three months ended March 31, 2003 were $4.1 million.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

8.   LETTERS OF CREDIT

The Company has arrangements available for the issue of letters of credit, which letters are generally collateralized by the Company's cash and investments. At March 31, 2003, $65.9 million of letters of credit were issued and outstanding under these arrangements, generally supporting reinsurance provided by the Company's non-U.S. operations. The following table summarizes the Company's letters of credit as of March 31, 2003. All dollar amounts are in thousands.

                                                                                          Year of
Bank                                  Commitment                        In Use            Expiry
---------------------------------------------------------------------------------------------------
Citibank (London)                     Individual                       $    952          12/31/2003
                                                                       $  3,167          01/28/2005
                                                                       $ 55,491          12/31/2006
                                                                       $  6,333          12/31/2007

9.   SEGMENT REPORTING

The Company, through its subsidiaries, operates in four segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting and International. The U.S. Reinsurance operation writes property and casualty treaty reinsurance through reinsurance brokers as well as directly with ceding companies within the United States. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the United States. The Specialty Underwriting operation writes accident and health, marine, aviation and surety business within the United States and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through the Company's branches in London, Canada, and Singapore, in addition to foreign business, written through the Company's New Jersey headquarters and Miami office.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments principally based upon their underwriting gain or loss ("underwriting results"). The Company utilizes inter-affiliate reinsurance and such reinsurance does not impact segment results, since business is generally reported within the segment in which the business was first produced.

Underwriting results include earned premium less incurred loss and loss adjustment expenses ("LAE") incurred, commission and brokerage expenses and other underwriting expenses.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

The following tables present the relevant underwriting results for the operating segments for the three months ended March 31, 2003 and 2002.

                                             U.S. Reinsurance
---------------------------------------------------------------------------------------------------------
(dollar values in thousands)                                                      Three Months Ended
                                                                                        March 31,
                                                                                 2003             2002
                                                                                -------------------------
Earned premiums                                                                 $ 193,044       $ 172,626
Incurred losses and loss adjustment
 expenses                                                                         131,839         121,713
Commission and brokerage                                                           41,569          44,846
Other underwriting expenses                                                         4,870           4,172
                                                                                -------------------------
Underwriting gain                                                               $  14,766       $   1,895
                                                                                =========================

                                              U.S. Insurance
---------------------------------------------------------------------------------------------------------
(dollar values in thousands)                                                      Three Months Ended
                                                                                        March 31,
                                                                                 2003             2002
                                                                                -------------------------
Earned premiums                                                                 $ 158,546       $  95,364
Incurred losses and loss adjustment
 expenses                                                                         115,314          67,955
Commission and brokerage                                                           29,519          22,242
Other underwriting expenses                                                         7,885           4,740
                                                                                -------------------------
Underwriting gain                                                               $   5,828       $     427
                                                                                =========================

                                          Specialty Underwriting
---------------------------------------------------------------------------------------------------------
(dollar values in thousands)                                                      Three Months Ended
                                                                                        March 31,
                                                                                 2003             2002
                                                                                -------------------------
Earned premiums                                                                 $  91,317       $ 108,341
Incurred losses and loss adjustment
 expenses                                                                          75,632          82,166
Commission and brokerage                                                           24,824          31,619
Other underwriting expenses                                                         1,338           1,366
                                                                                -------------------------
Underwriting (loss)                                                            ($  10,477)     ($   6,810)
                                                                                =========================

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                               International
---------------------------------------------------------------------------------------------------------
(dollar values in thousands)                                                      Three Months Ended
                                                                                        March 31,
                                                                                 2003             2002
                                                                                -------------------------
Earned premiums                                                                 $  88,784       $  81,787
Incurred losses and loss adjustment
 expenses                                                                          53,405          53,879
Commission and brokerage                                                            8,794          15,780
Other underwriting expenses                                                         3,146           3,009
                                                                                -------------------------
Underwriting gain                                                               $  23,439       $   9,119
                                                                                =========================


The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income, with all dollar values presented in thousands:

                                                                                -------------------------
                                                                                   Three Months Ended
                                                                                         March 31,
                                                                                   2003            2002
                                                                                -------------------------
Underwriting gain                                                               $  33,556       $   4,631
Net investment income                                                              67,586          64,799
Realized (loss) gain                                                              (10,075)          1,039
Net derivative (expense)                                                                -            (250)
Corporate expenses                                                                   (979)           (214)
Interest expense                                                                  (10,091)        (10,637)
Distributions on Trust
  Preferred Securities                                                             (4,121)              -
Other income                                                                          355           1,578
                                                                                -------------------------
Income before taxes                                                             $  76,231       $  60,946
                                                                                =========================

The Company produces business in its United States and International operations. The net income and assets of the individual foreign countries in which the Company writes business are not identifiable in the Company's financial records. The largest country, other than the United States, in which the Company writes business is the United Kingdom, with $ 55.1 million of written premiums for the three months ended March 31, 2003. No other country represented more than 5% of the Company's revenues.

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

10.  DERIVATIVES

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

11.  NEW ACCOUNTING PRONOUNCEMENT

In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standard 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 established new accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity determine if other intangible assets have an indefinite useful life or a finite useful life.
Goodwill and those intangible assets with indefinite useful lives are not subject to amortization and must be tested at least annually for impairment. Those with finite useful lives are subject to amortization and must be tested annually for impairment. This statement is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. The Company adopted FAS 142 on January 1, 2002. The implementation of this statement has not had a material impact on the financial position, results of operations or cash flows of the Company.

12.  RELATED-PARTY TRANSACTIONS

During the normal course of business, the Company, through its affiliates, engages in reinsurance and brokerage and commission business transactions which management believes to be at arm's-length with companies controlled by or affiliated with one of its outside directors. Such transactions, individually and in the aggregate, are immaterial to the Company's financial condition, results of operations and cash flows.

The Company engages in business transactions with Group and Bermuda Re. Effective January 1, 2003, Everest Re and Bermuda Re entered into a Quota Share Reinsurance agreement, for what management believes to be arm's length consideration, whereby Everest Re's Canadian Branch cedes 50% of its net retained liability on all new and renewal property business written during the terms of this agreement. Effective January 1, 2003, Everest Re and Bermuda Re revised the Quota Share Reinsurance Agreement, for what management believes to be arm's-length consideration, whereby Everest Re now cedes 25% of the net retained liability on all new and renewal policies written during the term of this agreement. For policies effective January 1, 2002 through December 31, 2002, Everest Re ceded 20% of the net retained liability to Bermuda Re. For premiums earned and losses incurred for the period January 1, 2002 through December 31, 2002, Everest Re, Everest National Insurance Company and Everest Security Insurance Company entered into an Excess of Loss Reinsurance Agreement

                       EVEREST REINSURANCE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

with Bermuda Re, for whatmanagement believes to be arm's-length consideration, covering workers' compensation losses occurring on and after January 1, 2002, as respects new, renewal and in force policies effective on that date through December 31, 2002. Bermuda Re is liable for any loss exceeding $100,000 per occurrence, with its liability not to exceed $150,000 per occurrence. Effective October 1, 2001, Everest Re and Bermuda Re entered into a loss portfolio reinsurance agreement, whereby Everest Re transferred all of it's Belgium Branch net insurance exposures and reserves to Bermuda Re for what management believes to be arm's-length consideration and subsequently closed its Belgium Branch. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm's-length consideration, all of its net insurance exposures and reserves to Bermuda Re.

The following table summarizes the premiums and losses ceded by the Company to Bermuda Re:

                                                                           Three Months Ended
                                                                                March 31,
                                                                       ---------------------------
(dollar values in thousands)                                             2003               2002
                                                                       ---------------------------
Ceded written premium                                                  $ 233,777          $ 50,316
Ceded earned premium                                                     187,372            29,529
Ceded losses and LAE                                                   $ 121,726          $ 24,032

13.  SUBSEQUENT EVENT

On April 23, 2003, Group expanded the size of the remaining shelf registration to $318 million by filing under rule 462B of the Securities Act of 1933, as amended, and General Instruction IV of Form S-3 promulgated thereunder. On the same date, Group issued 4,480,135 of its common shares at a price of $70.75 per share, which resulted in $317.0 million in proceeds, before expenses of approximately $0.2 million. This transaction effectively exhausted the September 26, 2002 shelf registration.

PART I - ITEM 2


                       EVEREST REINSURANCE HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

INDUSTRY CONDITIONS

The worldwide reinsurance and insurance businesses are highly competitive yet cyclical by product and market. The terrorist attacks on September 11, 2001 (the "September 11 attacks") resulted in losses which reduced industry capacity and were of sufficient magnitude to cause most individual companies to reassess their capital position, tolerance for risk, exposure control mechanisms and the pricing, terms and conditions at which they are willing to take on risk. The gradual and variable improving trend that had been apparent through 2000 and earlier in 2001 firmed significantly. This firming generally took the form of immediate and significant upward pressure on prices, more restrictive terms and conditions and a reduction of coverage limits and capacity availability. Such pressures were widespread with variability depending on the product and markets involved, but mainly depending on the characteristics of the underlying risk exposures. The magnitude of the changes was sufficient to create temporary disequilibrium in some markets as individual buyers and sellers adapted to changes in both their internal and market dynamics.

Through 2002, our markets, and reinsurance and insurance markets in general, continued to firm, reflecting the continuing implications of losses arising from the September 11 attacks as well as aggregate company reactions to broad and growing recognition that competition in the late 1990's reached extremes in many classes and markets, which ultimately led to inadequate pricing and overly broad terms, conditions and coverages. The effect of these extremes, which continues to become apparent through excessive loss emergence, varies widely by company depending on product offerings, markets accessed, underwriting and operating practices, competitive strategies and business volumes. Across all market participants, however, the aggregate effect was impaired financial results and erosion of the industry capital base. Coupled with deteriorating investment market conditions and results, and renewed concerns regarding longer term industry specific issues, including asbestos exposure and sub-par capital returns, these financial impacts introduced substantial, and in some cases extreme, pressure for the initiation and/or strengthening of corrective action by individual market participants. These pressures, aggregating across industry participants, resulted in firming prices, more restrictive terms and conditions, tightened coverage availability across most classes and markets and increasing concern with respect to the financial security of insurance and reinsurance providers.

Thusfar in 2003 these general trends have continued, generally sustaining upward pressure on pricing, continued constriction of terms, conditions and coverages and constrained capacity. There are signs that pressures for incremental firming may be beginning to abate for some property classes, but these are offset by clear signs that pressures for incremental firming continue to build for casualty classes in general. More broadly, the industry remains exposed to the fundamental issues that negatively impacted 2002, including difficult investment market conditions and adverse loss emergence, both of which have continued to erode the industry's aggregate financial performance and perceptions of the financial strength of industry participants. These factors indicate the current strong market conditions are likely to persist until further corrective action combines with improved investment conditions to restore more normal competitive conditions.

These current trends reflect a clear reversal of the general trend from 1987 through 1999 toward increasingly competitive global market conditions across most lines of business, as reflected by decreasing prices and broadening contract terms. The earlier trend resulted from a number of factors, including the emergence of significant reinsurance capacity in Bermuda, changes in the Lloyd's market, consolidation and increased capital levels in the insurance and reinsurance industries, as well as the emergence of new reinsurance and financial products addressing traditional exposures in alternative fashions.

Many of these factors continue to operate and may take on additional importance as the result of the firming market conditions that have emerged. As a result, although the Company is encouraged by recent industry developments, which operate to its advantage, and more generally, current market conditions, the Company cannot predict with any reasonable certainty whether and to what extent these favorable conditions will persist.

SEGMENT INFORMATION

The Company, through its subsidiaries, operates in four segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting and International. The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers as well as directly with ceding companies within the United States. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the United States. The Specialty Underwriting operation writes accident and health, marine, aviation and surety business within the United States and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through the Company's branches in London, Canada, and Singapore, in addition to foreign business, written through the Company's New Jersey headquarters and Miami office.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments principally based upon their underwriting results. The Company utilizes inter-affiliate reinsurance and such reinsurance does not impact segment results since business is generally reported within the segment in which the business was first produced.

PREMIUMS. Gross premiums written increased 62.7% to $961.3 million in the three months ended March 31, 2003 from $590.9 million in the three months ended March 31, 2002, as the Company took advantage of the general firming of rates, terms and conditions and selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 95.8% ($167.5 million) increase in the U.S. Reinsurance operation, principally attributable to growth across property and casualty lines, a 76.2% ($76.3 million) increase in the International operation, mainly attributable to growth in the London, Canada and Latin American markets, a 56.2% ($111.8 million) increase in the U.S. Insurance operation, principally attributable to growth in workers' compensation insurance, and a 12.6% ($14.8 million) increase in the Specialty underwriting operation. Although premium volumes have increased significantly, the Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $276.6 million in the three months ended March 31, 2003 from $76.8 million in the three months ended March 31, 2002. This increase was principally attributable to $226.4 million of ceded premiums relating to quota share reinsurance agreements between Everest Re and Bermuda Re. Under these agreements Everest Re cedes 25% of its net retained liability on all new and renewal policies written for underwriting year 2003, Everest Re cedes 20% of its net retained liability on all new and renewal policies written for underwriting year 2002, and Everest Re's Canadian Branch cedes 50% of its net retained liability on all new and renewal property policies written for the 2003 underwriting year.

Net premiums written increased by 33.2% to $684.7 million in the three months ended March 31, 2003 from $514.1 million in the three months ended March 31, 2002, reflecting the increase in gross premiums written, which exceeded the growth in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 16.1% to $531.7 million in the three months ended March 31, 2003 from $458.1 million in the three months ended March 31, 2002. Contributing to this increase was a 66.3% ($63.2 million) increase in the U.S. Insurance operation, an 11.8% ($20.4 million) increase in the U.S. Reinsurance operation, and an 8.6% ($7.0 million) increase in the International operation. These increases were partially offset by a 15.7% ($17.0 million) decrease in the Specialty underwriting operation. All of these changes reflect period-to-period changes in net written premiums and business mix, together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverage's, structures, prices and/or terms different from those of expiring contracts. As premium reporting and earnings and loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

EXPENSES. Incurred loss and LAE increased by 15.5% to $376.2 in the three months ended March 31, 2003 from $325.7 million in the three months ended March 31, 2002. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned, partially offset by a decrease in catastrophe losses and also reflects the impact of changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events, and are net of reinsurance. A catastrophe is an event that causes a pre-tax loss on property exposures of at least $5.0 million and has an event date of January 1, 1988 or later. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program, were $0.1 million in the three months ended March 31, 2003, compared to $1.4 million in the three months ended March 31, 2002. Incurred losses and LAE for the three months ended March 31, 2003 reflected ceded losses and LAE of $128.6 million compared to ceded losses and LAE in the three months ended March 31, 2002 of $ 60.4 million. Ceded losses and LAE in the three months ended March 31, 2003 include $115.4 million of ceded losses relating to the quota share reinsurance transactions noted earlier between the Company and Bermuda Re.

Contributing to the increase in incurred losses and LAE in the three months ended March 31, 2003 from the three months ended March 31, 2002 were a 69.7% ($47.4 million) increase in the U.S. Insurance operation, and a 8.3% ($10.1 million) increase in the U.S. Reinsurance operation. These increases were partially offset by an 8.0% ($6.5 million) decrease in the Specialty underwriting operation, principally attributable to decreased catastrophe losses, offset by an increase in surety incurred losses, and a 0.9% ($0.5 million) decrease in the International operation. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss and LAE ratio ("loss ratio"), which is calculated by dividing incurred losses and LAE by net premiums earned, decreased by 0.3 percentage points to 70.8% in the three months ended March 31, 2003 from 71.1% in the three months ended March 31, 2002, reflecting the incurred losses and LAE discussed above.

The following table shows the loss ratios for each of the Company's operating segments for the three months ended March 31, 2003 and 2002.

The loss ratios for all operations were impacted by the factors noted above.

                          Operating Segment Loss Ratios
------------------------------------------------------------------------------
Segment                                            2003                   2002
------------------------------------------------------------------------------
U.S. Reinsurance                                   68.3%                  70.5%
U.S. Insurance                                     72.7%                  71.3%
Specialty Underwriting                             82.8%                  75.8%
International                                      60.2%                  65.9%

Underwriting expenses decreased by 4.0% to $122.9 million in the three months ended March 31, 2003 from $128.0 million in the three months ended March 31, 2002. Commission, brokerage, taxes and fees decreased by $9.8 million, principally reflecting a $35.3 million increase in expenses due to the increase in premium volume, which is more than offset by an increase in ceded commissions of $45.1 million. Other underwriting expenses increased by $4.7 million.

Contributing to the $5.1 million decrease in expenses were a 36.5% ($6.8 million) decrease in International operation, a 20.7% ($6.8 million) decrease in the Specialty Underwriting operation, a 5.3% ($2.6 million) decrease in the U.S. Reinsurance operation, partially offset by a 37.7% ($10.2 million) increase in the U.S. Insurance operation.

The changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of reinsurance, including with Bermuda Re, and the underwriting performance of the underlying business. The Company's expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 23.1% for the three months ended March 31, 2003 compared to 27.9% for the three months ended March 31, 2002.

The Company's combined ratio, which is the sum of the loss and expense ratios, decreased by 5.1 percentage points to 93.9% in the three months ended March 31, 2003 compared to 99.0% in the three months ended March 31, 2002. The following table shows the combined ratios for each of the Company's operating segments for the three months ended March 31, 2003 and 2002. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

                        Operating Segment Combined Ratios
------------------------------------------------------------------------------
Segment                                            2003                   2002
------------------------------------------------------------------------------
U.S. Reinsurance                                   91.9%                  98.9%
U.S. Insurance                                     96.3%                  99.6%
Specialty Underwriting                            111.5%                 106.3%
International                                      73.6%                  88.9%

INVESTMENT RESULTS. Net investment income increased 4.3% to $67.6 million in the three months ended March 31, 2003 from $64.8 million in the three months ended March 31, 2002, principally reflecting the effect of investing the $629.0 million of cash flow from operations in the twelve months ended March 31, 2003, partially offset by the effects of the lower interest rate environment.

The following table shows a comparison of various investment yields for the periods indicated:

                                                                           2003               2002
                                                                           -----------------------
Imbedded pre-tax yield of cash and invested
 assets at March 31, 2003 and December 31, 2002                            5.1%                5.1%
Imbedded after-tax yield of cash and invested
 assets at March 31, 2003 and December 31, 2002                            4.2%                4.2%
Annualized pre-tax yield on average cash and
 invested assets for the three months ended March 31,
 2003 and 2002                                                             5.3%                6.0%
Annualized after-tax yield on average cash and
 invested assets for the three months ended March 31,
 2003 and 2002                                                             4.3%                4.6%

Net realized capital losses were $10.1 million in the three months ended March 31, 2003, reflecting realized capital losses on the Company's investments of $15.9 million, which included $14.1 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, partially offset by $5.8 million of realized capital gains, compared to net realized capital gains of $1.0 million in the three months ended March 31, 2002. The net realized capital gains in the three months ended March 31, 2002 reflected realized capital losses of $6.4 million, which included $3.8 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, partially offset by $7.4 million of realized capital gains.

Interest expense for the three months ended March 31, 2003 was $14.2 million compared to $10.6 million for the three months ended March 31, 2002. Interest expense for the three months ended March 31, 2003 reflected $9.7 million relating to the Company's issuance of senior notes, $4.1 million relating to the Company's distributions on trust preferred securities and $0.4 million relating to the Company's borrowings under its revolving credit facility. Interest expense for the three months ended March 31, 2002 reflected $9.7 million relating to the Company's issuance of senior notes and $0.9 million relating to the Company's borrowings under its revolving credit facility.

Distributions on the trust preferred securities are cumulative and pay quarterly in arrears. Distributions relating to the trust preferred securities for the period ended March 31, 2003 were $4.1 million.

Other income for the three months ended March 31, 2003 was $0.4 million compared to $1.6 million for the three months ended March 31, 2002. Significant contributors to other income for the three months ended March 31, 2003 were foreign exchange gains, partially offset by normal provisions for uncollectible audit premium in the U.S. Insurance operation and the amortization of deferred expenses relating to the Company's issuance of senior notes in 2000. Other income for the three months ended March 31, 2002 principally included foreign exchange gain as well as financing fees, offset by the amortization of deferred expenses relating to the Company's issuance of senior notes in 2000. The foreign exchange gains and losses for both periods are attributable to fluctuations in foreign currency exchange rates.

The Company has in its product portfolio a credit default swap contract, which it no longer offers. This contract meets the definition of a derivative under FAS 133. There was no net derivative expense, essentially reflecting changes in fair value, from this credit default transaction for the three months ended March 31, 2003 compared to $0.3 million for the three months ended March 31, 2002.

INCOME TAXES. The Company recognized income tax expense of $16.6 million in the three months ended March 31, 2003 compared to an income tax expense of $14.6 million in the three months ended March 31, 2002. The increase in taxes generally reflects the improved underwriting and investment income results, partially offset by the increase in realized capital losses.

NET INCOME. Net income was $59.6 million in the three months ended March 31, 2003 compared to a net income of $46.3 million in the three months ended March 31, 2002.

MARKET SENSITIVE INSTRUMENTS. The Company's risks associated with market sensitive instruments have not changed materially since the period ended December 31, 2002.

SAFE HARBOR DISCLOSURE. This report contains forward-looking statements within the meaning of the U.S. federal securities laws. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as "may", "will", "should", "could", "anticipate", "estimate", "expect", "plan", "believe", "predict", "potential" and "intend". Forward-looking statements contained in this report include information regarding the Company's reserves for losses and LAE, the adequacy of the company's provision for uncollectible balances, estimates of the Company's catastrophe exposure, and the effects of catastrophe events on the Company's financial statements, the ability of the Company's subsidiaries to pay dividends and the settlement costs of the Company's specialized put options. Forward-looking statements only reflect the company's expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from the Company's expectations. Important factors that could cause the Company's actual results to be materially different from its expectations include the uncertainties that surround the estimating of reserves for losses and LAE, those discussed in Note 3 to the Financial Statements included in this report and the risks described under the caption "Risk Factors" in the Company's most recent Report on Form 10-K. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - ITEM 4


                       EVEREST REINSURANCE HOLDINGS, INC.
                             CONTROLS AND PROCEDURES


Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14c under the Securities Exchange Act of 1934 (The "Exchange Act")). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer believe that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                OTHER INFORMATION

Part II - ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company's rights and obligations under insurance and reinsurance agreements and other more general contracts. In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it. In other disputes, the Company is resisting attempts by others to collect funds or enforce alleged rights. Such disputes are resolved through formal and informal means, including litigation and arbitration.

In all such matters, the Company believes that its positions are legally and commercially reasonable. The Company also regularly evaluates those positions, and where appropriate, establishes or adjusts insurance reserves to reflect its evaluation. The Company's aggregate reserves take into account the possibility that the Company may not ultimately prevail in each and every disputed matter. The Company believes its aggregate reserves reduce the potential that an adverse resolution of one or more of these matters, at any point in time, would have a material impact on the Company's financial condition or results of operations. However, there can be no assurances that adverse resolutions of such matters in any one period or in the aggregate will not result in a material adverse effect on the Company's results of operations.

Part II - ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit Index:

   Exhibit No.         Description
   -----------         -----------
   99.1                CEO and CFO certification of Form 10-Q


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






Dated:  May 14, 2003

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



May 14, 2003                                             /s/ JOSEPH V. TARANTO
------------                                             -----------------------

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


May 14, 2003                                            /s/ STEPHEN L. LIMAURO
------------                                            ------------------------
                                                        Stephen L. Limauro
                                                        Executive Vice President
                                                        and
                                                        Chief Financial Officer