Form 10-Q
period 2003-06-30
EVEREST REINSURANCE HOLDINGS INC
filed 2003-08-14
CIK 914748

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                                                                                                                                                                                            Commision File Number:

June 30, 2003                                                                                                                                                                                                                                 1-15731

Everest Reinsurance Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware                                                                                                                                                                                                                                 22-3263609

(State or other juris-                                                                                                                                                                                                                                 (IRS Employer Identification                                                            diction of incorporation or organization)                                                                                                                                                                                                                                 Number)

477 Martinsville Road
Post Office Box 830
Liberty Corner, New Jersey 07938-0830
(908) 604-3000

(Address,	including zip code, and telephone number, including area code, of registrant’s principal executive office)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

YES  X          NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

YES              NO   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at July 1, 2003
Common Shares, $.01 par value	1,000

EVEREST REINSURANCE HOLDINGS, INC.

Index To Form 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets at June 30, 2003 (unaudited)	3
and December 31, 2002

Consolidated Statements of Operations and Comprehensive Income	4
for the three and six months ended June 30, 2003
and 2002 (unaudited)

Consolidated Statements of Changes in Stockholder's Equity for the	5
three and six months ended June, 2003 and 2002
(unaudited)

Consolidated Statements of Cash Flows for the three and six	6
months ended June 30, 2003 and 2002 (unaudited)

Notes to Consolidated Interim Financial Statements	7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

ITEM 4. CONTROLS AND PROCEDURES	32

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	33

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	33

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	33

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS	33

ITEM 5. OTHER INFORMATION	33

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	34

      Part I — Item 1

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value per share)

	June 30,	December 31,

	2003	2002

ASSETS:	(unaudited)
Fixed maturities - available for sale, at market value
(amortized cost: 2003, $5,076,578; 2002, $4,569,844)	$5,453,742	$4,805,976
Equity securities, at market value (cost: 2003, $83,851; 2002, $79,791)	90,874	72,468
Short-term investments	157,337	130,075
Other invested assets	47,385	42,307
Cash	93,876	116,843

Total investments and cash	5,843,214	5,167,669
Accrued investment income	76,642	61,708
Premiums receivable	833,164	639,327
Reinsurance receivables - unaffiliated	1,128,833	1,104,827
Reinsurance receivables - affiliated	898,451	735,248
Funds held by reinsureds	134,460	121,308
Deferred acquisition costs	191,171	161,450
Prepaid reinsurance premiums	257,968	149,588
Deferred tax asset	96,421	144,376
Other assets	121,147	95,763

TOTAL ASSETS	$9,581,471	$8,381,264

LIABILITIES:
Reserve for losses and adjustment expenses	$5,335,634	$4,875,225
Unearned premium reserve	1,135,140	809,813
Funds held under reinsurance treaties	432,275	399,492
Losses in the course of payment	34,416	38,016
Contingent commissions	2,228	4,333
Other net payable to reinsurers	286,274	147,342
Current federal income taxes	(13,443)	(16,365)
8.5% Senior notes due 3/15/2005	249,826	249,780
8.75% Senior notes due 3/15/2010	199,201	199,158
Revolving credit agreement borrowings	70,000	70,000
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debentures ("trust
preferred securities")	210,000	210,000
Interest accrued on debt and borrowings	13,425	13,481
Deferred gain on reinsurance	--	16,904
Other liabilities	104,539	73,357

Total liabilities	8,059,515	7,090,536

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 200 million shares authorized;
1,000 shares issued in 2003 and 2002	--	--
Additional paid-in capital	259,711	259,508
Accumulated other comprehensive income, net of
deferred income taxes of $137.3 million in 2003 and $73.4
million in 2002	254,992	139,486
Retained earnings	1,007,253	891,734

Total stockholder's equity	1,521,956	1,290,728

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$9,581,471	$8,381,264

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(unaudited		(unaudited)
REVENUES:
Premiums earned	$665,601	$451,607	$1,197,292	$909,725
Net investment income	72,550	65,472	140,136	130,271
Net realized capital (loss)	(2,003)	(39,909)	(12,078)	(38,870)
Net derivative (expense)	--	--	--	(250)
Other income (expense)	221	(6,059)	576	(4,481)

Total revenues	736,369	471,111	1,325,926	996,395

CLAIMS AND EXPENSES:
Incurred loss and loss adjustment expenses	471,208	312,437	847,398	638,150
Commission, brokerage, taxes and fees	155,516	110,748	260,222	225,235
Other underwriting expenses	20,821	15,898	39,039	29,399
Distributions related to trust preferred securities	4,122	--	8,243	--
Interest expense on senior notes	9,733	9,728	19,464	19,456
Interest expense on credit facility	348	853	708	1,762

Total claims and expenses	661,748	449,664	1,175,074	914,002

INCOME BEFORE TAXES	74,621	21,447	150,852	82,393

Income tax expense (benefit)	18,690	(1,101)	35,333	13,530

NET INCOME	$55,931	$22,548	$115,519	$68,863

Other comprehensive income (loss), net of tax	94,378	34,885	115,506	(9,494)

COMPREHENSIVE INCOME	$150,309	$57,433	$231,025	$59,369

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDER'S EQUITY
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Issued during the period	--	--	--	--

Balance, end of period	1,000	1,000	1,000	1,000

COMMON STOCK (par value):
Balance, beginning of period	--	--	--	--
Common stock retired during the period	--	--	--	--

Balance, end of period	--	--	--	--

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period	$259,508	$259,024	$259,508	$258,775
Common stock issued during the period	203	387	203	636

Balance, end of period	259,711	259,411	259,711	259,411

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	160,614	31,624	139,486	76,003
Net increase (decrease) during the period	94,378	34,885	115,506	(9,494)

Balance, end of period	254,992	66,509	254,992	66,509

RETAINED EARNINGS:
Balance, beginning of period	951,322	822,946	891,734	776,631
Net income	55,931	22,548	115,519	68,863

Balance, end of period	1,007,253	845,494	1,007,253	845,494

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$1,521,956	$1,171,414	$1,521,956	$1,171,414

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,931	$22,548	$115,519	$68,863
Adjustments to reconcile net income to net cash provided by
operating activities:
(Increase) in premiums receivable	(50,857)	(37,317)	(189,464)	(97,861)
Increase in funds held, net	22,389	11,420	16,482	32,833
(Increase) in reinsurance receivables	(99,115)	(36,866)	(172,023)	(68,559)
Decrease (increase) in deferred tax asset	3,886	(35,131)	(10,913)	(9,974)
Increase in reserve for losses and loss adjustment expenses	236,804	73,795	405,350	138,658
Increase in unearned premiums	110,231	87,737	318,228	165,468
(Increase) in other assets and liabilities	(55,435)	(20,542)	(47,057)	(144,092)
Accrual of bond discount/amortization of bond premium	(2,689)	(2,372)	(4,406)	(4,163)
Amortization of underwriting discount on senior notes	45	41	89	82
Realized capital losses	2,003	39,909	12,078	38,870

Net cash provided by operating activities	223,193	103,222	443,883	120,125

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale	133,397	86,270	269,191	184,573
Proceeds from fixed maturities sold - available for sale	99,438	264,761	314,013	452,630
Proceeds from equity securities sold	177	14,570	297	19,940
Proceeds from other invested assets sold	231	3	241	3,060
Cost of fixed maturities acquired - available for sale	(508,024)	(514,406)	(1,047,539)	(732,884)
Cost of equity securities acquired	(4,159)	(71)	(4,159)	(9,298)
Cost of other invested assets acquired	(12)	(1,648)	(1,560)	(1,839)
Net sales (purchases) of short-term securities	40,588	(1,207)	(27,262)	(60,583)
Net (decrease) increase in unsettled securities transactions	(40,005)	70,970	20,595	67,653

Net cash (used in) investing activities	(278,369)	(80,758)	(476,183)	(76,748)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued during the period	203	387	203	636
Borrowing on revolving credit agreement	--	--	--	20,000
Repayments on revolving credit agreement	--	--	--	(20,000)

Net cash provided by financing activities	203	387	203	636

EFFECT OF EXCHANGE RATE CHANGES ON CASH	10,717	8,426	9,130	4,775

Net (decrease) increase in cash	(44,256)	31,277	(22,967)	48,788
Cash, beginning of period	138,132	85,020	116,843	67,509

Cash, end of period	$93,876	$116,297	$93,876	$116,297

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
Income taxes paid (refunded), net	$40,587	$10,709	$46,038	$(6,695)
Interest paid	$4,476	$871	$28,381	$21,170

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2003 and 2002

1. General

As used in this document, “Holdings” means Everest Reinsurance Holdings, Inc., “Group” means Everest Re Group, Ltd., “Bermuda Re” means Everest Reinsurance (Bermuda), Ltd., “Everest Re” means Everest Reinsurance Company and the “Company” means Everest Reinsurance Holdings, Inc. and its subsidiaries.

The consolidated financial statements of the Company for the three and six months ended June 30, 2003 and 2002 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been omitted since it is not required for interim reporting purposes. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. The results for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2002, 2001 and 2000 included in the Company’s most recent Form 10-K filing.

2. Capital Resources

On June 27, 2003, Group filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which provides for the issuance of up to $975 million of securities. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Everest Re Capital Trust II and III are authorized to issue trust preferred securities. As of the date of this Form 10-Q filing, the registration statement was not yet effective.

On July 30, 2002, Group filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which provided for the issuance of up to $475.0 million of securities. Generally, under this shelf registration statement, Group was authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings was authorized to issue debt securities and Everest Re Capital Trust (“Capital Trust”) was authorized to issue trust preferred securities. This shelf registration statement became effective on September 26, 2002.

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

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2003 and 2002

Holdings used the proceeds from the sale of the junior subordinated debt securities for general corporate purposes and made capital contributions to its operating subsidiaries.

On April 23, 2003, Group expanded the size of the remaining shelf registration to $318 million by filing a post-effective amendment under Rule 462(b) of the Securities Act of 1933, as amended, and General Instruction IV of Form S-3 promulgated thereunder. On the same date, Group issued 4,480,135 of its common shares at a price of $70.75 per share, which resulted in $317.0 million in proceeds, before expenses of approximately $0.2 million. This transaction effectively exhausted the September 26, 2002 shelf registration.

On November 7, 2001, Group filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which provided for the issuance of up to $575 million of common equity. On February 27, 2002, pursuant to this registration statement, Group completed an offering of 5,000,000 of its common shares at a price of $69.25 per share, which resulted in $346.3 million of proceeds, before expenses of approximately $0.5 million. On October 2, 2002, Group filed a post-effective amendment to this registration statement that removed the remaining securities from registration.

On March 14, 2000, the Company completed public offerings of $200.0 million in principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million in principal amount of 8.5% senior notes due March 15, 2005.

3. Contingencies

The Company continues to receive claims under expired contracts which assert alleged injuries and/or damages relating to or resulting from environmental pollution and hazardous substances, including asbestos. The Company’s asbestos claims typically involve potential liability for bodily injury from exposure to asbestos or for property damage resulting from asbestos or products containing asbestos. The Company’s environmental claims typically involve potential liability for (a) the mitigation or remediation of environmental contamination or (b) bodily injury or property damages caused by the release of hazardous substances into the land, air or water.

The Company’s reserves include an estimate of the Company’s ultimate liability for asbestos and environmental (“A&E”) claims for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims. Among the complications are: (a) potentially

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2003 and 2002

long waiting periods between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of asbestos or environmental contamination; (c) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (d) changes in underlying laws and judicial interpretation of those laws; (e) potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (f) long reporting delays, both from insureds to insurance companies and ceding companies to reinsurers; (g) historical data on A&E losses, which is more limited and variable than historical information on other types of casualty claims; (h) questions concerning interpretation and application of insurance and reinsurance coverage; and (i) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

With respect to asbestos claims in particular, several additional factors further compound the difficulty in estimating the Company’s liability. These include: (a) the aggressiveness of the plaintiff bar; (b) claims filed by individuals with no functional injury from asbestos, claims with little to no financial value; (c) the number and significance of bankruptcy filings by companies as a result of asbestos claims; (d) claim filings against defendants formerly regarded as “peripheral”; (e) concentrations of claims in a small number of states that favor plaintiffs; (f) the number of claims that might impact the general liability portion of insurance policies rather than the product liability portion; (g) responses in which specific courts have adopted measures to ameliorate the worst procedural abuses; and (h) the potential that the U. S. Congress may consider legislation to address the asbestos litigation issue.

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

In connection with the acquisition of Mt. McKinley Insurance Company (“Mt. McKinley”), which has significant exposure to A&E claims, Prudential Property and Casualty Insurance Company (“Prupac”), a subsidiary of The Prudential Insurance Company of America (“The Prudential”), provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley’s reserves as of September 19, 2000 and The Prudential guaranteed Prupac’s obligations to Mt. McKinley. Through June 30, 2003, cessions under this reinsurance agreement have reduced the available remaining limits to $75.6 million net of coinsurance.

Mt.     McKinley provided stop-loss reinsurance protection, in connection with the Company’s October 5, 1995 initial public offering, for any adverse loss development on Everest Re’s June 30, 1995 (December 31, 1994 for catastrophe losses) reserves, with $375.0 million in limits, of which $103.9 million remains available (the “Stop Loss Agreement”). The Stop Loss Agreement

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2003 and 2002

and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the acquisition. However, these contracts became transactions with affiliates effective on the date of the Mt. McKinley acquisition, and their financial impact is thereafter eliminated on consolidation. Effective September 19, 2000, Mt. McKinley and Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”) entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be an arm’s length consideration, all of its net insurance exposures and reserves to Bermuda Re.

Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, depending on coverage under the Company’s various reinsurance arrangements, could have a material adverse effect on the Company’s future financial condition, results of operations and cash flows.

The following table shows the development of prior year asbestos and environmental reserves on both a gross and net of retrocessional basis for the three and six months ended June 30, 2003 and 2002:

(dollar amounts in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Gross basis:
Beginning of period reserves	$666,960	$631,778	$667,922	$644,390
Incurred losses	--	20,000	17,673	30,000
Paid losses	(20,801)	(12,676)	(39,436)	(35,288)

End of period reserves	$646,159	$639,102	$646,159	$639,102

Net basis:
Beginning of period reserves	$243,366	$265,145	$243,157	$276,169
Incurred losses	--	1,257	8,465	1,885
Paid losses	(5,837)	(3,800)	(14,093)	(15,452)

End of period reserves	$237,529	$262,602	$237,529	$262,602

At June 30, 2003, the gross reserves for A&E losses were comprised of $125.5 million representing case reserves reported by ceding companies, $63.0 million representing additional case reserves established by the Company on assumed reinsurance claims, $260.1 million representing case reserves established by the Company on direct excess insurance claims including Mt. McKinley, and $197.5 million representing incurred but not reported (“IBNR”) reserves.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2003 and 2002

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company’s rights and obligations under insurance and reinsurance agreements and other more general contracts. In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it. In other disputes, the Company is resisting attempts by others to collect funds or enforce alleged rights. Such disputes are resolved through formal and informal means, including litigation and arbitration.

In all such matters, the Company believes that its positions are legally and commercially reasonable. The Company also regularly evaluates those positions, and where appropriate, establishes or adjusts insurance reserves to reflect its evaluation. The Company’s aggregate reserves take into account the possibility that the Company may not ultimately prevail in each and every disputed matter. The Company believes its aggregate reserves reduce the potential that an adverse resolution of one or more of these matters, at any point in time, would have a material impact on the Company’s financial condition or results of operations. However, there can be no assurance that adverse resolutions of such matters in any one period or in the aggregate will not result in a material adverse effect on the Company’s results of operations.

The Company does not believe that there are any other materials pending legal proceedings to which it or any of its subsidiaries or their properties are subject.

The Prudential sells annuities, which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior years, the Company, for a fee, accepted the claim payment obligation of these property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at June 30, 2003 was $153.1 million.

The Company has purchased annuities from an unaffiliated life insurance company with an A+ (Superior) rating from A.M. Best to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at June 30, 2003 was $15.4 million.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2003 and 2002

4. Other Comprehensive Income (Loss)

The Company's other comprehensive income (loss) is comprised as follows:

(dollar amounts in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net unrealized
appreciation/(depreciation)
of investments, net of
deferred income taxes	$83,754	$31,873	$101,147	($11,832)
Currency translation
adjustments, net of deferred
income taxes	10,624	3,012	14,359	2,338

Other comprehensive income/(loss),
net of deferred
income taxes	$94,378	$34,885	$115,506	($9,494)

5. Credit Line

On December 21, 1999, the Company entered into a three-year senior revolving credit facility with a syndicate of lenders (the “Credit Facility”). On November 21, 2002, the maturity date of the Credit Facility was extended to December 19, 2003. Wachovia Bank, National Association (formerly First Union National Bank) is the administrative agent for the Credit Facility. The Credit Facility is used for liquidity and general corporate purposes. The Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by the Company equal to either (i) the Base Rate (as defined below) or (ii) an adjusted London InterBank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate plus 0.5% per annum. The amount of margin and the fees payable for the Credit Facility depends upon the Company’s senior unsecured debt rating. Group has guaranteed the Company’s obligations under the Credit Facility.

The Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1, the Company to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $850.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions. As of June 30, 2003, Group and the Company were in compliance with these covenants.

During  the three and six months ended June 30, 2003 and the three months ended June 30, 2002, Holdings made no payments and no borrowings on the Credit Facility. For the six months ended

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2003 and 2002

June 30, 2002, Holdings made a payment on the Credit Facility of $20.0 million and Credit Facility borrowings of $20.0 million.

As of June 30, 2003 and 2002, Holdings had outstanding Credit Facility borrowings of $70.0 and $105.0 million, respectively. Interest expense incurred in connection with the borrowing was $0.3 million and $0.9 million for the three months ended June 30, 2003 and 2002, respectively, and $0.7 million and $1.8 million for the six months ended June 30, 2003 and 2002, respectively.

6. Letters of Credit

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments. Under these arrangements, at June 30, 2003 and 2002, letters of credit for $75.6 million and $13.7 million, respectively, were issued and outstanding, generally supporting reinsurance provided by the company’s non-U.S. operations.

The following table summarizes the Company’s letters of credit as of June 30, 2003. All dollar amounts are in thousands.

Year of
Bank	Commitment	In Use	Expiry

Citibank (London)	Individual	$ 952	12/31/2003
Citibank (London)	Individual	$ 3,344	01/28/2005
Citibank (London)	Individual	$ 58,609	12/31/2006
Citibank (London)	Individual	$ 6,688	12/31/2007
Wachovia	Individual	$ 5,002	12/31/2003
Wachovia	Individual	$ 1,045	03/31/2004

7. Senior Notes

During the first quarter of 2000, the Company completed a public offering of $200.0 million in principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million in principal amount of 8.5% senior notes due March 15, 2005.

Interest expense incurred in connection with these senior notes was $9.7 million for the three months ended June 30, 2003 and 2002 and $19.5 million for the six months ended June 30, 2003 and 2002.

8. Trust Preferred Securities

Capital Trust is a wholly owned finance subsidiary of Holdings. Holdings considers that the mechanisms and obligations relating to the trust preferred securities, taken together, constitute a

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2003 and 2002

full and unconditional guarantee by Holdings of Capital Trust’s payment obligations with respect to the trust preferred securities.

In November 2002, pursuant to a trust agreement between the Company and JPMorgan Chase Bank, the property trustee, and Chase Manhattan Bank USA, the Delaware trustee, Capital Trust completed a public offering of $210.0 million of 7.85% trust preferred securities, resulting in net proceeds of $203.4 million. The proceeds of the issuance were used to purchase $210 million of 7.85% junior subordinated debt securities of the Company that will be held in trust by the property trustee for the benefit of the holders of the trust preferred securities. The Company used the proceeds from the sale of the junior subordinated debt securities principally for capital contributions to its operating subsidiaries.

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

Distributions on the trust preferred securities are cumulative and pay quarterly in arrears. Distributions relating to the trust preferred securities for the three and six months ended June 30, 2003 were $4.1 million and $8.2 million, respectively.

9. Segment Reporting

The Company, through its subsidiaries, operates in four segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting and International. The U.S. Reinsurance operation writes property and casualty treaty reinsurance through reinsurance brokers as well as directly with ceding companies within the United States. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the United States. The Specialty Underwriting operation writes accident and health, marine, aviation and surety business within the United States and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through the Company’s branches in London, Canada, and Singapore, in addition to foreign business, written through the Company’s New Jersey headquarters and Miami office.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments principally based upon their underwriting gain or loss (“underwriting results”). The Company utilizes inter-affiliate reinsurance and such reinsurance does not impact segment results, since business is generally reported within the segment in which the business was first produced.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2003 and 2002

Underwriting results include earned premium less incurred loss and loss adjustment expenses (“LAE”) incurred, commission and brokerage expenses and other underwriting expenses.

The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

The following tables present the relevant underwriting results for the operating segments for the three and six months ended June 30, 2003 and 2002.

                                                                                      U.S. Reinsurance

(dollar values in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Gross written premiums	$ 383,115	$ 154,103	$ 725,530	$ 335,758
Net written premiums	282,468	135,391	538,579	307,116

Earned premiums	$ 257,152	$ 132,021	$ 450,196	$ 304,647
Incurred losses and loss adjustment
expenses	199,741	92,430	331,580	214,143
Commission and brokerage	65,989	35,075	107,557	79,921
Other underwriting expenses	5,536	5,087	10,046	9,259

Underwriting (loss) gain	($ 14,114)	($ 571)	$ 653	$ 1,324

                                                                                      U.S. Insurance

(dollar values in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Gross written premiums	$ 275,994	$ 221,550	$ 586,693	$ 420,410
Net written premiums	195,200	163,420	428,420	306,980

Earned premiums	$ 173,222	$ 111,132	$ 331,768	$ 206,496
Incurred losses and loss adjustment
expenses	121,770	74,520	237,084	142,475
Commission and brokerage	30,550	25,785	60,069	48,027
Other underwriting expenses	8,598	6,187	16,482	10,927

Underwriting gain	$ 12,304	$ 4,640	$ 18,133	$ 5,067

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2003 and 2002

                                                                                      Specialty Underwriting

(dollar values in thousands)	Three Months Ended		Six Months Ended

	June 30,		June 30,
	2003	2002	2003	2002

Gross written premiums	$ 137,866	$ 119,728	$ 269,672	$ 236,745
Net written premiums	111,986	112,637	207,072	222,783

Earned premiums	$ 112,533	$ 110,206	$ 203,850	$ 218,547
Incurred losses and loss adjustment
expenses	68,466	84,432	144,098	166,598
Commission and brokerage	29,877	31,712	54,701	63,331
Other underwriting expenses	1,580	1,526	2,918	2,892

Underwriting gain (loss)	$ 12,610	($ 7,464)	$ 2,133	($ 14,274)

                                                                                      International

(dollar values in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Gross written premiums	$ 193,257	$ 131,255	$ 369,664	$ 224,607
Net written premiums	133,039	107,920	233,329	196,582

Earned premiums	$ 122,693	$ 98,248	$ 211,478	$ 180,035
Incurred losses and loss adjustment
expenses	81,232	61,055	134,638	114,934
Commission and brokerage	29,101	18,716	37,895	33,956
Other underwriting expenses	4,124	3,312	7,270	6,321

Underwriting gain	$ 8,236	$ 15,705	$ 31,675	$ 24,824

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income, with all dollar values presented in thousands:

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2003 and 2002

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Underwriting gain	$ 19,036	$ 12,310	$ 52,594	$ 16,941
Net investment income	72,550	65,472	140,136	130,271
Realized loss	(2,003)	(39,909)	(12,078)	(38,870)
Net derivative (expense) income	-	-	-	(250)

Corporate expenses	(980)	214	(1,961)	-
Interest expense	(14,203)	(10,581)	(28,415)	(21,218)
Other income (expense)	221	(6,059)	576	(4,481)

Income before taxes	$ 74,621	$ 21,447	$ 150,852	$ 82,393

The Company produces business in its United States and International operations. The net income and assets of the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. The largest country, other than the United States, in which the Company writes business is the United Kingdom, with $78.6 and $133.7 million of written premiums for the three and six months ended June 30, 2003. No other country represented more than 5% of the Company’s revenues.

10. Derivatives

The Company has in its product portfolio a credit default swap contract, which it no longer writes. This contract meets the definition of a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The Company’s position in this contract is unhedged and is accounted for as a derivative in accordance with FAS 133. Accordingly, this contract is carried at fair value with changes in fair value recorded in the statement of operations.

11. New Accounting Pronouncement

In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standard 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 established new accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity determine if other intangible assets have an indefinite useful life or a finite useful life. Goodwill and those intangible assets with indefinite useful lives are not subject to amortization and must be tested at least annually for impairment. Those with finite useful lives are subject to amortization and must be tested annually for impairment. This statement is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. The Company adopted FAS 142 on January 1, 2002. The implementation of this statement has not had a material impact on the financial position, results of operations or cash flows of the Company.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2003 and 2002

In May 2003, the FASB issued Financial Accounting Standard 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). The company adopted the accounting treatment in accordance with FAS 150, and have reclassified its Trust Preferred Securities as a liability.

12. Related-Party Transactions

During the normal course of business, the Company, through its affiliates, engages in reinsurance and brokerage and commission business transactions which management believes to be at arm’s length with companies controlled by or affiliated with one of its outside directors. These transactions are on terms as favorable as could have been obtained from unrelated third parties. Such transactions, individually and in the aggregate, are immaterial to the Company’s financial condition, results of operations and cash flows.

The Company engages in business transactions with Group and Bermuda Re. Effective January 1, 2003, Everest Re and Bermuda Re entered into a Quota Share Reinsurance agreement, for what management believes to be an arm’s length consideration, whereby Everest Re’s Canadian Branch cedes to Bermuda Re 50% of its net retained liability on all new and renewal property business written during the terms of this agreement. Effective January 1, 2003, Everest Re and Bermuda Re revised the Quota Share Reinsurance Agreement, for what management believes to be an arm’s length consideration, whereby Everest Re cedes to Bermuda Re 25% of the net retained liability on all new and renewal policies written during the term of this agreement. For policies effective January 1, 2002 through December 31, 2002, Everest Re ceded 20% of the net retained liability to Bermuda Re. For premiums earned and losses incurred for the period January 1, 2002 through December 31, 2002, Everest Re, Everest National Insurance Company and Everest Security Insurance Company entered into an Excess of Loss Reinsurance Agreement with Bermuda Re, for what management believes to be an arm’s length consideration, covering workers’ compensation losses occurring on and after January 1, 2002, as respects new, renewal and in force policies effective on that date through December 31, 2002. Bermuda Re is liable for any loss exceeding $100,000 per occurrence, with its liability not to exceed $150,000 per occurrence. Effective October 1, 2001, Everest Re and Bermuda Re entered into a loss portfolio reinsurance agreement, whereby Everest Re transferred all of its Belgium Branch net insurance exposures and reserves to Bermuda Re for what management believes to be an arm’s length consideration and subsequently closed its Belgium Branch. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be an arm’s length consideration, all of its net insurance exposures and reserves to Bermuda Re.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2003 and 2002

The following table summarizes the premiums and losses ceded by the Company to Bermuda Re:

	Three Months Ended		Six Months Ended
	June 30,		June 30

(dollar values in thousands)	2003	2002	2003	2002

Ceded written premium	$201,315	$79,236	$435,092	$129,552
Ceded earned premium	$155,867	$49,973	$343,239	$ 79,502
Ceded losses and LAE	$ 98,489	$39,925	$220,215	$ 63,957

Part I — Item 2

EVEREST REINSURANCE HOLDINGS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS

Industry Conditions

The worldwide reinsurance and insurance businesses are highly competitive yet cyclical by product and market. The terrorist attacks on September 11, 2001 (the “September 11 attacks”) resulted in losses which reduced industry capacity and were of sufficient magnitude to cause most individual companies to reassess their capital position, tolerance for risk, exposure control mechanisms and the pricing terms and conditions at which they are willing to take on risk. The gradual and variable improving trend that had been apparent through 2000 and earlier in 2001 firmed significantly. This firming generally took the form of immediate and significant upward pressure on prices, more restrictive terms and conditions and a reduction of coverage limits and capacity availability. Such pressures were widespread, with variability depending on the product and markets involved, but mainly depending on the characteristics of the underlying risk exposures. The magnitude of the changes was sufficient to create temporary disequilibrium in some markets as individual buyers and sellers adapted to changes in both their internal and market dynamics.

Through 2002, the Company’s markets, and reinsurance and insurance markets in general, continued to firm, reflecting the continuing implications of losses arising from the September 11 attacks as well as aggregate company reactions to broad and growing recognition that competition in the late 1990s reached extremes in many classes and markets, which ultimately led to inadequate pricing and overly broad terms, conditions and coverages. The effect of these extremes, which has become apparent through excessive loss emergence, varies widely by company depending on product offerings, markets accessed, underwriting and operating practices, competitive strategies and business volumes. Across all market participants, however, the aggregate effect has been impaired financial results and erosion of the industry capital base. Coupled with deteriorating investment market conditions and results, and renewed concerns regarding longer term industry specific issues, including asbestos exposure and sub-par capital returns, these financial impacts introduced substantial, and in some cases extreme, pressure for the initiation and/or strengthening of corrective action by individual market participants. These pressures, aggregating across industry participants, resulted in firming prices, more restrictive terms and conditions, tightened coverage availability across most classes and markets and increasing concern with respect to the financial security of insurance and reinsurance providers.

Thus far in 2003 these general trends have continued, generally sustaining upward pressure on pricing, continued constriction of terms, conditions and coverages and constrained capacity. There are signs that pressures for incremental firming may be beginning to abate for some property classes, but these are offset by clear signs that pressures for incremental firming continue to build for casualty classes in general. More broadly, the industry remains exposed to fundamental issues that negatively impacted 2002, including difficult investment market conditions and adverse loss emergence, both of which have continued to erode the industry’s aggregate financial performance and perceptions of the financial strength of industry participants. These factors indicate the current strong market conditions are likely to persist until further corrective actions, possibly combined with improved investment conditions, restore more normal competitive conditions.

These current trends reflect a clear reversal of the general trend from 1987 through 1999 toward increasingly competitive global market conditions across most lines of business, as reflected by decreasing prices and broadening contract terms. The earlier trend resulted from a number of factors, including the emergence of significant reinsurance capacity in Bermuda, changes in the Lloyd’s market, consolidation and increased capital levels in the insurance and reinsurance industries, as well as the emergence of new reinsurance and financial products addressing traditional exposures in alternative fashions.

Many of these factors continue to operate and may take on additional importance as the result of the firming market conditions that have emerged. As a result, although the Company is encouraged by recent industry developments, which operate to its advantage, and more generally, by current market conditions, the Company cannot predict with any reasonable certainty whether and to what extent these favorable conditions will persist.

Segment Information

The Company, through its subsidiaries, operates in four segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting and International. The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers as well as directly with ceding companies within the United States. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the United States. The Specialty Underwriting operation writes accident and health, marine, aviation and surety business within the United States and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through the Company’s branches in London, Canada, and Singapore, in addition to foreign business, written through the Company’s New Jersey headquarters and Miami office.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments principally based upon their underwriting results. The Company utilizes inter-affiliate reinsurance, but such reinsurance does not impact segment results, as business is generally reported within the segment in which the business was first produced.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Premiums.     Gross premiums written increased 58.0% to $990.2 million in the three months ended June 30, 2003 from $626.6 million in the three months ended June 30, 2002, as the Company took advantage of the general firming of rates, terms and conditions and selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 148.6% ($229.0 million) increase in the U.S. Reinsurance operation, principally attributable to growth across property and casualty markets, a 47.2% ($62.0 million) increase in the International operation, mainly attributable to growth in the London, Canada and Latin American markets, a 24.6% ($54.4 million) increase in the U.S. Insurance operation, principally attributable to growth in workers’ compensation insurance and excess and surplus lines insurance and a 15.1% ($18.1 million) increase in the Specialty Underwriting operation. Although premium volumes have increased significantly, the Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $267.5 million in the three months ended June 30, 2003 from $107.3 million in the three months ended June 30, 2002. This increase was principally attributable to $205.2 million of ceded premiums relating to quota share reinsurance agreements between Everest Re and Bermuda Re. Under these agreements Everest Re cedes 25% of its net retained liability on all new and renewal policies written for underwriting year 2003, Everest Re cedes 20% of its net retained liability on all new and renewal policies written for underwriting year 2002, and Everest Re’s Canadian Branch cedes 50% of its net retained liability on all new and renewal property policies written for the 2003 underwriting year.

Net premiums written increased by 39.1% to $722.7 million in the three months ended June 30, 2003 from $519.4 million in the three months ended June 30, 2002, reflecting the increase in gross premiums written, combined with the growth in ceded premiums.

Premium Revenues.     Net premiums earned increased by 47.4% to $665.6 million in the three months ended June 30, 2003 from $451.6 million in the three months ended June 30, 2002. Contributing to this increase was a 94.8% ($125.1 million) increase in the U.S. Reinsurance operation, a 55.9% ($62.1 million) increase in the U.S. Insurance operation, a 24.9% ($24.4 million) increase in the International operation and a 2.1% ($2.3 million) increase in the Specialty Underwriting operation. All of these changes reflect period-to-period changes in net written premiums and business mix, together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

Expenses.     Incurred loss and LAE increased by 50.8% to $471.2 in the three months ended June 30, 2003 from $312.4 million in the three months ended June 30, 2002. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned, the impact of changes in the Company’s mix of business, an increase in catastrophe losses and reserve adjustments for prior period losses. Net reserve adjustments for the three months ended June 30, 2003, were $31.8 million, which amount is net of a 2000 accident year cession of $35.0 million and relates to a $26.8 million increase in the U.S. Reinsurance operation and a $5.0 million increase in the International operation, each principally relating to the 1997-2000 exposure years.

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events, and are net of reinsurance. A catastrophe is an event that causes a pre-tax loss on property exposures of at least $5.0 million and has an event date of January 1, 1988 or later. Catastrophe losses, net of contract specific cessions were $17.2 million in the three months ended June 30, 2003, relating principally to May 2003 tornado and hailstorm events, compared to $0.3 million in the three months ended June 30, 2002. Incurred losses and LAE for the three months ended June 30, 2003 reflected ceded losses and LAE of $157.6 million compared to ceded losses and LAE in the three months ended June 30, 2002 of $72.8 million. Ceded losses and LAE in the three months ended June 30, 2003 include $101.7 million of ceded losses relating to the quota share reinsurance transactions noted earlier between the Company and Bermuda Re.

Contributing to the increase in incurred losses and LAE in the three months ended June 30, 2003 from the three months ended June 30, 2002 were an 116.1% ($107.3 million) increase in the U.S. Reinsurance operation, a 63.4% ($47.3 million) increase in the U.S. Insurance operation, and a 33.1% ($20.2 million) increase in the International operation, partially offset by an 18.9% ($16.0 million) decrease in the Specialty Underwriting operation. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company’s loss and LAE ratio (“loss ratio”), which is calculated by dividing incurred losses and LAE by net premiums earned, increased by 1.6 percentage points to 70.8% in the three months ended June 30, 2003 from 69.2% in the three months ended June 30, 2002, reflecting the incurred losses and LAE discussed above, as well as the general firming of rates, terms and conditions.

The following table shows the loss ratios for each of the Company’s operating segments for the three months ended June 30, 2003 and 2002. The loss ratios for all operations were impacted by the factors noted above.

	Operating Segment Loss Ratios

Segment	2003	2002

U.S. Reinsurance	77.7%	70.0%
U.S. Insurance	70.3%	67.1%
Specialty Underwriting	60.8%	76.6%
International	66.2%	62.1%

Underwriting expenses increased by 39.2% to $176.3 million in the three months ended June 30, 2003 from $126.6 million in the three months ended June 30, 2002. Commission, brokerage, taxes and fees increased by $44.8 million, principally reflecting an increase of $88.0 million in expenses due to premium volume, which is offset by an increase in ceded commissions of $43.2 million. Other underwriting expenses increased by $4.9 million. Contributing to the $49.7 million increase in expenses were a 78.1% ($31.4 million) increase in the U.S. Reinsurance operation, a 54.6% ($11.7 million) increase in the International operation, a 22.4% ($7.2 million) increase in the U.S. Insurance operation, which was partially offset by a 5.4% ($1.8 million) decrease in the Specialty Underwriting operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of reinsurance, including with Bermuda Re, and the underwriting performance of the underlying business. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 26.5% for the three months ended June 30, 2003 compared to 28.0% for the three months ended June 30, 2002.

The Company’s combined ratio, which is the sum of the loss and expense ratios, increased by 0.1 percentage points to 97.3% in the three months ended June 30, 2003 compared to 97.2% in the three months ended June 30, 2002. The following table shows the combined ratios for each of the Company’s operating segments for the three months ended June 30, 2003 and 2002. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Operating Segment Combined Ratios

Segment	2003	2002

U.S. Reinsurance	105.5%	100.4%
U.S. Insurance	92.9%	95.8%
Specialty Underwriting	88.8%	106.8%
International	93.3%	84.0%

Investment Results.     Net investment income increased 10.8% to $72.6 million in the three months ended June 30, 2003 from $65.5 million in the three months ended June 30, 2002, principally reflecting the effects of investing the $748.9 million of cash flow from operations in the twelve months ended June 30, 2003, and $203.4 million of net proceeds from the issuance of trust preferred securities in November 2002, partially offset by the effects of the lower interest rate environment.

The following table shows a comparison of various investment yields for the periods indicated:

	2003	2002

Imbedded pre-tax yield of cash and invested
assets at June 30, 2003 and 2002	4.9%	5.8%
Imbedded after-tax yield of cash and invested
assets at June 30, 2003 and 2002	4.1%	4.5%
Annualized pre-tax yield on average cash and
invested assets for the three months ended
June 30, 2003 and 2002	5.4%	5.9%
Annualized after-tax yield on average cash and
invested assets for the three months ended
June 30, 2003 and 2002	4.4%	4.6%

Net realized capital losses of $2.0 million in the three months ended June 30, 2003, reflected realized capital losses on the Company’s investments of $3.0 million, partially offset by $1.0 million of realized capital gains, compared to net realized capital losses of $39.9 million in the three months ended June 30, 2002. The net realized capital losses in the three months ended June 30, 2002 reflected realized capital losses of $55.1 million, which included $53.0 million relating to write-downs in the value of securities, of which $25.7 million was for WorldCom, deemed to be impaired on an other than temporary basis, partially offset by $15.2 million of realized capital gains.

Interest expense for the three months ended June 30, 2003 was $10.1 million compared to $10.6 million for the three months ended June 30, 2002. Interest expense for the three months ended June 30, 2003 reflected $9.7 million relating to the senior notes and $0.3 million relating to borrowings under the revolving credit facility. Interest expense for the three months ended June 30, 2002 reflected $9.7 million relating to senior notes and $0.9 million relating to borrowings under the revolving credit facility.

Distributions on the trust preferred securities are cumulative and pay quarterly in arrears. Distributions relating to the trust preferred securities for the three months ended June 30, 2003 were $4.1 million. The securities were issued in November 2002.

Other income for the three months ended June 30, 2003 was $0.2 million compared to other expense of $6.1 million for the three months ended June 30, 2002. This change is primarily due to recognition through amortization of gains previously deferred under retroactive reinsurance agreements with affiliates.

The Company has in its product portfolio a credit default swap contract, which it no longer writes. This contract meets the definition of a derivative under FAS 133. There was no net derivative expense from this credit default transaction for the three months ended June 30, 2003 and 2002.

Income Taxes.     The Company recognized income tax expense of $18.7 million in the three months ended June 30, 2003 compared to an income tax benefit of $1.1 million in the three months ended June 30, 2002. The increase in taxes generally reflects the improved underwriting and investment income results and a decrease in realized capital losses.

Net Income.     Net income was $55.9 million in the three months ended June 30, 2003 compared to a net income of $22.5 million in the three months ended June 30, 2002, reflecting the factors noted above.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Premiums.     Gross premiums written increased 60.3% to $1,951.6 million in the six months ended June 30, 2003 from $1,217.5 million in the six months ended June 30, 2002, as the Company took advantage of the general firming of rates, terms and conditions and selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included an 116.1% ($389.8 million) increase in the U.S. Reinsurance operation, principally attributable to growth across property and casualty lines, a 64.6% ($145.1 million) increase in the International operation, mainly attributable to growth in the London, Canada and Latin American markets, a 39.6% ($166.3 million) increase in the U.S. Insurance operation, principally attributable to growth in workers’ compensation insurance and excess and surplus lines insurance and a 13.9% ($32.9 million) increase in the Specialty Underwriting operation. Although premium volumes have increased significantly, the Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $544.2 million in the six months ended June 30, 2003 from $184.1 million in the six months ended June 30, 2002. This increase was principally attributable to $431.6 million of ceded premiums relating to quota share reinsurance agreements between Everest Re and Bermuda Re. Under these agreements Everest Re cedes to Bermuda Re 25% of its net retained liability on all new and renewal policies written for underwriting year 2003, Everest Re cedes to Bermuda Re 20% of its net retained liability on all new and renewal policies written for underwriting year 2002, and Everest Re’s Canadian Branch cedes to Bermuda Re 50% of its net retained liability on all new and renewal property policies written for the 2003 underwriting year.

Net premiums written increased by 36.2% to $1,407.4 million in the six months ended June 30, 2003 from $1,033.5 million in the six months ended June 30, 2002, reflecting the increase in gross premiums written, combined with the growth in ceded premiums.

Premium Revenues.     Net premiums earned increased by 31.6% to $1,197.3 million in the six months ended June 30, 2003 from $909.7 million in the six months ended June 30, 2002. Contributing to this increase was a 60.7% ($125.3 million) increase in the U.S. Insurance operation, a 47.8% ($145.5 million) increase in the U.S. Reinsurance operation and a 17.5% ($31.4 million) increase in the International operation, which was partially offset by a 6.7% ($14.7 million) decrease in the Specialty Underwriting operation. All of these changes reflect period-to-period changes in net written premiums and business mix, together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and terms different from those of expiring contracts. As premium reporting and earnings and loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

Expenses.     Incurred loss and LAE increased by 32.8% to $847.4 in the six months ended June 30, 2003 from $638.2 million in the six months ended June 30, 2002. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned, the impact of changes in the Company’s mix of business, an increase in catastrophe losses and reserve adjustments for prior period losses. Net reserve adjustments for the six months ended June 30, 2003 were $59.3 million, which amount is net of a 2000 accident year cession of $35.0 million and relates to a $39.3 million increase in the U.S. Reinsurance operation, a $15.0 million increase in the Specialty Underwriting operation and a $5.0 million increase in the International operation, each principally relating to the 1997-2000 exposure years.

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events, and are net of reinsurance. A catastrophe is an event that causes a pre-tax loss on property exposures of at least $5.0 million and has an event date of January 1, 1988 or later. Catastrophe losses, net of contract specific cessions, were $17.2 million in the six months ended June 30, 2003 relating principally to May 2003 tornado and hailstorm events, compared to $1.6 million in the six months ended June 30, 2002. Incurred losses and LAE for the six months ended June 30, 2003 reflected ceded losses and LAE of $286.1 million compared to ceded losses and LAE in the six months ended June 30, 2002 of $133.3 million. Ceded losses and LAE in the six months ended June 30, 2003 include $217.1 million of ceded losses relating to the quota share reinsurance transactions noted earlier between Everest Re and Bermuda Re.

Contributing to the increase in incurred losses and LAE in the six months ended June 30, 2003 from the six months ended June 30, 2002 were a 66.4% ($94.6 million) increase in the U.S. Insurance operation, a 54.8% ($117.4 million) increase in the U.S. Reinsurance operation and a 17.1% ($19.7 million) increase in the International operation. These increases were partially offset by a 13.5% ($22.5 million) decrease in the Specialty Underwriting operation. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company’s loss and LAE ratio (“loss ratio”), which is calculated by dividing incurred losses and LAE by net premiums earned, increased by 0.7 percentage points to 70.8% in the six months ended June 30, 2003 from 70.1% in the six months ended June 30, 2002, reflecting the incurred losses and LAE discussed above, as well as the general firming of rates, terms and conditions.

The following table shows the loss ratios for each of the Company’s operating segments for the six months ended June 30, 2003 and 2002. The loss ratios for all operations were impacted by the factors noted above.

Operating Segment Loss Ratios

Segment	2003	2002

U.S. Reinsurance	73.7%	70.3%
U.S. Insurance	71.5%	69.0%
Specialty Underwriting	70.7%	76.2%
International	63.7%	63.8%

Underwriting expenses increased by 17.5% to $299.3 million in the six months ended June 30, 2003 from $254.6 million in the six months ended June 30, 2002. Commission, brokerage, taxes and fees increased by $35.0 million, principally reflecting an increase of $128.6 million in the expenses due to premium volume which is more than offset by an increase in ceded commissions of $93.6 million. Other underwriting expenses increased by $9.6 million. Contributing to the $44.6 million increase in expenses were a 32.3% ($28.8 million) increase in the U.S. Reinsurance operation, a 29.9% ($17.6 million) increase in the U.S. Insurance operation and a 12.1% ($4.9 million) increase in the International operation, partially offset by a 13.0% ($8.6 million) decrease in the Specialty Underwriting operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of reinsurance, including with Bermuda Re, and the underwriting performance of the underlying business. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 25.0% for the six months ended June 30, 2003 compared to 28.0% for the six months ended June 30, 2002.

The Company’s combined ratio, which is the sum of the loss and expense ratios, decreased by 2.4 percentage points to 95.8% in the six months ended June 30, 2003 compared to 98.2% in the six months ended June 30, 2002. The following table shows the combined ratios for each of the Company’s operating segments for the six months ended June 30, 2003 and 2002. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Operating Segment Combined Ratios

Segment	2003	2002

U.S. Reinsurance	99.9%	99.6%
U.S. Insurance	94.5%	97.5%
Specialty Underwriting	99.0%	106.5%
International	85.0%	86.2%

Investment Results.     Net investment income increased 7.6% to $140.1 million in the six months ended June 30, 2003 from $130.3 million in the six months ended June 30, 2002, principally reflecting the effects of investing the $748.9 million of cash flow from operations in the twelve months ended June 30, 2003 and $203.4 million of net proceeds from the issuance of trust preferred securities in November 2002 , all partially offset by the effect of the lower interest rate environment.

The following table shows a comparison of various investment yields for the periods indicated:

	2003	2002

Imbedded pre-tax yield of cash and invested
assets at June 30, 2003 and December 31, 2002	4.9%	5.1%
Imbedded after-tax yield of cash and invested
assets at June 30, 2003 and December 31, 2002	4.1%	4.2%
Annualized pre-tax yield on average cash
and invested assets for the six months ended
June 30, 2003 and 2002	5.4%	5.9%
Annualized after-tax yield on average cash
and invested assets for the six months ended
June 30, 2003 and 2002	4.3%	4.5%

Net realized capital losses were $12.1 million in the six months ended June 30, 2003, reflecting realized capital losses on the Company’s investments of $19.0 million, partially offset by $6.9 million of realized capital gains, compared to net realized capital losses of $38.9 million in the six months ended June 30, 2002. The net realized capital loss in the six months ended June 30, 2002 reflected realized capital losses of $61.4 million, which included $56.8 million relating to write-downs in the value of securities, of which $25.7 million was for WorldCom, deemed to be impaired on an other than temporary basis, partially offset by $22.5 million of realized capital gains.

Interest expense for the six months ended June 30, 2003 was $20.2 million compared to $21.2 million for the six months ended June 30, 2002. Interest expense for the six months ended June 30, 2003 reflected $19.5 million relating to the senior notes and $0.7 million relating to borrowings under the revolving credit facility. Interest expense for the six months ended June 30, 2002 reflected $19.5 million relating to the senior notes and $1.8 million relating to borrowings under the revolving credit facility.

Distributions on the trust preferred securities are cumulative and pay quarterly in arrears. Distributions relating to the trust preferred securities for the six months ended June 30, 2003 were $8.2 million. These securities were issued in November 2002.

Other income for the six months ended June 30, 2003 was $0.6 million compared to other expense of $4.5 million for the six months ended June 30, 2002. This change is primarily due to recognition through amortization of gains previously deferred under retroactive reinsurance agreements with affiliates.

The Company has in its product portfolio a credit default swap contract, which it no longer writes. This contract meets the definition of a derivative under FAS 133. There was no net derivative expense, essentially reflecting changes in fair value, from this credit default transaction for the six months ended June 30, 2003, compared to the $0.3 million derivative expense for the six months ended June 30, 2002.

Income Taxes.     The Company recognized income tax expense of $35.3 million in the six months ended June 30, 2003 compared to an income tax expense of $13.5 million in the six months ended June 30, 2002. The increase in taxes generally reflects the improved underwriting and investment income results and a decrease in realized capital losses.

Net Income.     Net income was $115.5 million in the six months ended June 30, 2003 compared to a net income of $68.9 million in the six months ended June 30, 2002.

Market Sensitive Instruments.     The Securities and Exchange Commission Financial Reporting Release #48 requires registrants to clarify and expand upon the existing financial statement disclosure requirements for derivative financial instruments, derivative commodity instruments, and other financial instruments (collectively, “market sensitive instruments”). The Company does not enter into market sensitive instruments for trading purposes.

The Company’s current investment strategy generally seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with its current and projected operating results, market conditions and tax position. The fixed maturities in the investment portfolio are comprised of non-trading available for sale securities. Additionally, the Company invests in equity securities, which it believes will enhance the risk-adjusted total return of the investment portfolio. The Company has also engaged in a credit default swap, the market sensitivity of which is believed not to be material.

The overall investment strategy considers the scope of present and anticipated Company operations. In particular, estimates of the financial impact resulting from non-investment asset and liability transactions, together with the Company’s capital structure and other factors, are used to develop a net liability analysis. This analysis includes estimated payout characteristics for which the investments of the Company provide liquidity. This analysis is considered in the development of specific investment strategies for asset allocation, duration, and credit quality. The change in overall market sensitive risk exposure principally reflects the asset changes that took place during the year, with minor changes in the underlying risk characteristics.

The $5.8 billion investment portfolio is comprised principally of fixed maturity securities that are subject to interest rate risk and foreign currency rate risk, and equity securities that are subject to equity price risk. The impact of these risks in the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, due to change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $300.4 million of mortgage-backed securities in the $ 5.6 billion fixed maturity portfolio, which could result is lower reinvestment rates.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on the fixed maturity portfolio as of June 30, 2003 based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

As of June 30, 2003
Interest Rate Shift in Basis Points

	-200	-100	0	100	200

Total Market Value	$ 6,535.1	$ 6,056.5	$ 5,611.1	$ 5,208.4	$ 4,848.9

Market Value Change
from Base(%)	16.5%	7.9%	0.0%	(7.2)%	(13.6)%

Change in Unrealized
After-tax Appreciation
from Base ($)	$ 600.6	$ 289.5	$ --	$ (261.7)	$ (495.4)

At the end of the second quarter of 2003, the Company began implementing a strategy to mitigate exposure to changes in the market value of its investment portfolio due to interest rate fluctuations. The Company expects to continue implementing this mitigation strategy during its third fiscal quarter.

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of the Company’s foreign operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, the Company prefers to maintain the capital of its foreign operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. The Company mitigates foreign exchange exposure by a general matching of the currency and duration of its assets to its corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52, the Company translates the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. The primary functional foreign currency exposures for these foreign operations are the Canadian Dollar, the Euro and the British Pound Sterling. As of June 30, 2003, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2002.

Equity risk is the potential change in market value of the common stock and preferred stock portfolios arising from changing equity prices. The Company invests in high quality common and preferred stocks that are traded on the major exchanges in the United States and funds investing in such securities. The primary objective in managing the equity portfolio is to provide long-term capital growth through market appreciation and income. As of June 30, 2003, there has been no material change in exposure to changing equity prices as compared to December 31, 2002.

Safe Harbor Disclosure.     This report contains forward-looking statements within the meaning of the U.S. federal securities laws. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding the Company’s reserves for losses and LAE, the adequacy of the company’s provision for uncollectible balances, estimates of the Company’s catastrophe exposure, and the effects of catastrophe events on the Company’s financial statements and the ability of the Company’s subsidiaries to pay dividends. Forward-looking statements only reflect the company’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from the Company’s expectations. Important factors that could cause the Company’s actual results to be materially different from its expectations include the uncertainties that surround the estimating of reserves for losses and LAE, those discussed in Note 3 to the Financial Statements included in this report and the risks described under the caption “Risk Factors” in the Company’s most recent Annual Report on Form 10-K. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I – Item 4

EVEREST REINSURANCE HOLDINGS, INC.
CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer believe that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

Other Information

Part II – Item 1. Legal Proceedings

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company’s rights and obligations under insurance and reinsurance agreements and other more general contracts. In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it. In other disputes, the Company is resisting attempts by others to collect funds or enforce alleged rights. Such disputes are resolved through formal and informal means, including litigation and arbitration.

In all such matters, the Company believes that its positions are legally and commercially reasonable. The Company also regularly evaluates those positions, and where appropriate, establishes or adjusts insurance reserves to reflect its evaluation. The Company’s aggregate reserves take into account the possibility that the Company may not ultimately prevail in each and every disputed matter. The Company believes its aggregate reserves reduce the potential that an adverse resolution of one or more of these matters, at any point in time, would have a material impact on the Company’s financial condition or results of operations. However, there can be no assurance that adverse resolutions of such matters in any one period or in the aggregate will not result in a material adverse effect on the Company’s results of operations.

Part II - Item 2. Changes in Securities and Use of Proceeds

None

Part II – Item 3. Defaults Upon Senior Securities

None

Part II - Item 4. Submission of Matters to a Vote of Security Holders

None

Part II – Item 5. Other Information

None

Part II - Item 6. Exhibits and Reports on Form 8-K

a)     Exhibit Index:

Exhibit	Description

10.1	Amended and Resrated Trust Agreement of Everest Re Capital Trust, dated as of November 14, 2002, incorporated herein by reference to Exhibit 10.1 of the Everest Re Group, Ltd. Report on Form 10-Q for the quarter ended June 30, 2003

10.2	First Supplemental Indenture relating to Holdings 7.85% Junior Subordinated Debt Securities due November 15, 2032, dated as of November 14, 2002, among Holdings, Group and JPMorgan Chase Bank, as Trustee, incorporated herein by reference to Exhibit 10.2 of the Everest Re Group, Ltd. Report on Form 10-Q for the quarter ended June 30, 2003

10.3	Guarantee Agreement, dated as of November 14, 2002, between
Holdings and JPMorgan Chase Bank, incorporated herein by reference to Exhibit 10.3 of the Everest Re Group, Ltd. Report on Form 10-Q for the quarter ended June 30, 2003

10.4	Expense Agreement, dated as of November 14, 2002, between Holdings and Everest Re Capital Trust, incorporated herein by reference to Exhibit 10.4 of the Everest Re Group, Ltd. Report on Form 10-Q for the quarter ended June 30, 2003

10.6	Guarantee from Barbados Ministry of Economic Development, dated October 31, 2001, in accordance with Section 27 of International Business Companies Act, incorporated herein by reference to Exhibit 10.6 of the Everest Re Group, Ltd.
Report on Form 10-Q for the quarter ended June 30, 2003

31.1	Section 302 Certification of Joseph V. Taranto

31.2	Section 302 Certification of Stephen L. Limauro

32.1	Section 906 Certification of Joseph V. Taranto and Stephen L. Limauro

Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

Everest Re Group, Ltd.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everest Re Group, Ltd.
(Registrant)

/S/ STEPHEN L. LIMAURO

Stephen L. Limauro
Executive Vice President and Chief
Financial Officer

(Duly Authorized Officer and Principal
Financial Officer)

Dated: August 14, 2003