Form 10-Q
period 2003-09-30
EVEREST REINSURANCE HOLDINGS INC
filed 2003-11-14
CIK 914748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	Commission File Number:
September 30, 2003	1-13816

Everest Reinsurance Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	22-3263609
(State or other juris-	(IRS Employer Identification
diction of incorporation	Number)
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

YES           NO   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at November 1, 2003

Common Stock, $.01 par value	1,000

EVEREST REINSURANCE HOLDINGS, INC.

Index To Form 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets at September 30, 2003 (unaudited)	3
and December 31, 2002

Consolidated Statements of Operations and Comprehensive Income	4
for the three and nine months ended September 30, 2003
and 2002 (unaudited)

Consolidated Statements of Changes in Stockholder's Equity for the	5
three and nine months ended September, 2003 and 2002
(unaudited)

Consolidated Statements of Cash Flows for the three and nine	6
months ended September 30, 2003 and 2002 (unaudited)

Notes to Consolidated Interim Financial Statements	7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21

ITEM 4. CONTROLS AND PROCEDURES	36

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	37

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS	None

ITEM 5. OTHER INFORMATION	None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	38

Part I- Item 1

EVEREST RE HOLDINGS, LTD.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value per share)

	September 30,	December 31,

	2003	2002

ASSETS:	(unaudited)
Fixed maturities - available for sale, at market value
(amortized cost: 2003, $5,353,275; 2002, $4,569,844)	$5,621,150	$4,805,976
Equity securities, at market value (cost: 2003, $82,915 ; 2002, $79,791)	91,400	72,468
Short-term investments	195,300	130,075
Other invested assets	54,437	42,307
Cash	112,968	116,843

Total investments and cash	6,075,255	5,167,669

Accrued investment income	86,036	61,708
Premiums receivable	889,942	639,327
Reinsurance receivables unaffiliated	1,161,644	1,104,827
Reinsurance receivables affiliated	994,699	735,248
Funds held by reinsureds	142,680	121,308
Deferred acquisition costs	199,763	161,450
Prepaid reinsurance premiums	311,437	149,588
Deferred tax asset	140,078	144,376
Other assets	137,276	95,763

TOTAL ASSETS	$10,138,810	$8,381,264

LIABILITIES:
Reserve for losses and adjustment expenses	$5,686,964	$4,875,225
Unearned premium reserve	1,249,353	809,813
Funds held under reinsurance treaties	438,707	399,492
Losses in the course of payment	57,679	38,016
Contingent commissions	2,149	4,333
Other net payable to reinsurers	323,291	147,342
Current federal income taxes	(7,970)	(16,365)
8.5% Senior notes due 3/15/2005	249,850	249,780
8.75% Senior notes due 3/15/2010	199,223	199,158
Revolving credit agreement borrowings	70,000	70,000
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debentures
("trust preferred securities")	210,000	210,000
Interest accrued on debt and borrowings	3,830	13,481
Other liabilities	145,962	90,261

Total liabilities	8,629,038	7,090,536

STOCKEHOLDERS' EQUITY:
Common shares, par value: $0.01; 200 million shares authorized;
1,000 shares issued in 2003 and 2002	-	-
Additional paid-in capital	261,317	259,508
Accumulated other comprehensive income, net of
deferred income taxes of $97.3 million in 2003 and
$75.1 million in 2002	180,712	139,486
Retained earnings	1,067,743	891,734

Total stockholders' equity	1,509,772	1,290,728

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,138,810	$8,381,264

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	Three Months,		Nine Months,
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002
	(unaudited)		(unaudited)

REVENUES:
Premiums earned	$776,895	$456,387	$1,974,187	$1,366,112
Net investment income	70,491	64,402	210,627	194,673
Net realized capital (loss)	(11,843)	(7,074)	(23,922)	(45,944)
Net derivative expense	--	(1,009)	--	(1,259)
Other income (expense)	625	540	1,202	(3,941)

Total revenues	836,168	513,246	2,162,094	1,509,641

CLAIMS AND EXPENSES:
Incurred loss and loss adjustment expenses	571,914	328,831	1,419,312	966,981
Commission, brokerage, taxes and fees	158,158	107,872	418,380	333,107
Other underwriting expenses	20,973	16,581	60,012	45,980
Distributions related to trust preferred securities	4,121	--	12,364	--
Interest expense on senior notes	9,733	9,730	29,197	29,186
Interest expense on credit facility	327	966	1,035	2,728

Total claims and expenses	765,226	463,980	1,940,300	1,377,982

INCOME BEFORE TAXES	70,942	49,266	221,794	131,659
Income tax expense	10,451	14,463	45,785	27,993

NET INCOME	$60,491	$34,803	$176,009	$103,666

Other comprehensive (loss) income , net of tax	(74,279)	68,840	41,226	59,346

COMPREHENSIVE (LOSS) INCOME	$(13,788)	$103,643	$217,235	$163,012

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Issued during the period	--	--	--	--

Balance, end of period	1,000	1,000	1,000	1,000

COMMON STOCK (par value):
Balance, beginning of period	--	--	--	--
Issued during the period	--	--	--	--

Balance, end of period	--	--	--	--

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period	$259,711	$259,411	$259,508	$258,775
Common stock issued during the period	1,606	21	1,809	657

Balance, end of period	261,317	259,432	261,317	259,432

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	254,992	66,509	139,486	76,003
Net (decrease) increase during the period	(74,280)	68,840	41,226	59,346

Balance, end of period	180,712	135,349	180,712	135,349

RETAINED EARNINGS:
Balance, beginning of period	1,007,252	845,494	891,734	776,631
Net income	60,491	34,803	176,009	103,666

Balance, end of period	1,067,743	880,297	1,067,743	880,297

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$1,509,772	$1,275,078	$1,509,772	$1,275,078

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:	(unaudited)		(unaudited)
Net income	$60,491	$34,803	$176,009	$103,666
Adjustments to reconcile net income to net cash provided by
operating activities:
Increase in premiums receivable	(60,278)	(51,001)	(249,742)	(148,862)
(Increase) decrease in funds held, net	(646)	44,077	15,836	76,910
Increase in reinsurance receivables	(134,764)	(88,498)	(306,787)	(157,057)
(Increase) decrease in deferred tax asset	(6,906)	16,993	(17,819)	7,019
Increase in reserve for losses and loss adjustment expenses	374,912	91,407	780,262	230,065
Increase in unearned premiums	117,403	100,647	435,631	266,115
Decrease in other assets and liabilities	(35,154)	(22,511)	(82,211)	(166,603)
Accrual of bond discount/amortization of bond premium	(1,050)	(2,169)	(5,456)	(6,332)
Amortization of underwriting discount on senior notes	46	42	135	124
Realized capital losses	11,843	7,074	23,922	45,944

Net cash provided by operating activities	325,897	130,864	769,780	250,989

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale	182,695	155,982	451,886	340,555
Proceeds from fixed maturities sold - available for sale	88,168	157,604	402,181	610,234
Proceeds from equity securities sold	7,759	--	8,056	19,940
Proceeds from other invested assets sold	3	4	244	3,064
Cost of fixed maturities acquired - available for sale	(577,342)	(292,701)	(1,624,881)	(1,025,585)
Cost of equity securities acquired	(6,095)	(22,978)	(10,254)	(32,276)
Cost of other invested assets acquired	(5,197)	(4,529)	(6,757)	(6,368)
Net purchases of short-term securities	(36,318)	(145,586)	(63,580)	(206,169)
Net increase (decrease) in unsettled securities transactions	45,147	(11,327)	65,742	56,326

Net cash used in investing activities	(301,180)	(163,531)	(777,363)	(240,279)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued during the period	1,606	21	1,809	657
Borrowing on revolving credit agreement	--	25,000	--	45,000
Repayments on revolving credit agreement	--	(5,000)	--	(25,000)

Net cash provided by financing activities	1,606	20,021	1,809	20,657

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7,231)	2,807	1,899	7,582

Net increase (decrease) in cash	19,092	(9,839)	(3,875)	38,949
Cash, beginning of period	93,876	116,297	116,843	67,509

Cash, end of period	$112,968	$106,458	$112,968	$106,458

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid, net	$818	$12,747	$46,856	$6,052
Interest paid	$23,731	$20,291	$52,112	$41,461

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2003 and 2002

1. General

As used in this document, “Holdings” means Everest Reinsurance Holdings, Inc., “Group” means Everest Re Group, Ltd., “Bermuda Re” means Everest Reinsurance (Bermuda), Ltd., “Everest Re” means Everest Reinsurance Company and the “Company” means Everest Reinsurance Holdings, Inc. and its subsidiaries.

The consolidated financial statements of the Company for the three and nine months ended September 30, 2003 and 2002 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been omitted since it is not required for interim reporting purposes. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. The results for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2002, 2001 and 2000 included in the Company’s most recent Form 10-K filing.

2. Capital Resources

On June 27, 2003, Group filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was subsequently amended on September 10, 2003 and provides for the issuance of up to $975 million of securities. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Everest Re Capital Trust II and III are authorized to issue trust preferred securities. As of the date of this Form 10-Q filing, the registration statement was not yet effective.

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
 (continued)

For the Three and Nine Months Ended September 30, 2003 and 2002

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
 (continued)

For the Three and Nine Months Ended September 30, 2003 and 2002

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

With respect to asbestos claims in particular, several additional factors further compound the difficulty in estimating the Company’s liability. These include: (a) the aggressiveness of the plaintiff bar; (b) claims filed by individuals with no functional injury from asbestos, claims with little to no financial value; (c) the number and significance of bankruptcy filings by companies as a result of asbestos claims; (d) claim filings against defendants formerly regarded as “peripheral”; (e) concentrations of claims in a small number of states that favor plaintiffs; (f) the number of claims that might impact the general liability portion of insurance policies rather than the product liability portion; (g) responses in which specific courts have adopted measures to ameliorate the worst procedural abuses; and (h) the potential that the U.S. Congress may consider legislation to address the asbestos litigation issue.

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

In connection with the acquisition of Mt. McKinley Insurance Company (“Mt. McKinley”), which has significant exposure to A&E claims, Prudential Property and Casualty Insurance Company (“Prupac”), a subsidiary of The Prudential Insurance Company of America (“The Prudential”), provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley’s reserves as of September 19, 2000 and The Prudential guaranteed Prupac’s obligations to Mt. McKinley. Through September 30, 2003, cessions under this reinsurance agreement have reduced the available remaining limits to $54.4 million net of coinsurance.

Mt.     McKinley provided stop-loss reinsurance protection, in connection with the Company’s October 5, 1995 initial public offering, for any adverse loss development on Everest Re’s June 30, 1995 (December 31, 1994 for catastrophe losses) reserves, with $375.0 million in limits, of which $103.9 million remains available (the “Stop Loss Agreement”). The Stop Loss Agreement

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (continued)

For the Three and Nine Months Ended September 30, 2003 and 2002

and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the acquisition. However, these contracts became transactions with affiliates effective on the date of the Mt. McKinley acquisition, and their financial impact is thereafter eliminated on consolidation. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm’s-length consideration, all of its net insurance exposures and reserves to Bermuda Re.

Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, depending on coverage under the Company’s various reinsurance arrangements, could have a material adverse effect on the Company’s future financial condition, results of operations and cash flows.

The following table shows the development of prior year asbestos and environmental reserves on both a gross and net of retrocessional basis for the three and nine months ended September 30, 2003 and 2002:

(dollar amounts in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Gross basis:
Beginning of period reserves	$646,159	$639,102	$667,922	$644,390
Incurred losses	56,323	--	73,996	30,000
Paid losses	(9,702)	(22,148)	(49,138)	(57,436)

End of period reserves	$692,780	$616,954	$692,780	$616,954

Net basis:
Beginning of period reserves	$237,529	$262,602	$243,157	$276,169
Incurred losses	5,154	--	13,620	1,885
Paid losses	(11,839)	(11,609)	(2,255)	(27,061)

End of period reserves	$254,522	$250,993	$254,522	$250,993

At September 30, 2003, the gross reserves for A&E losses were comprised of $130.9 million representing case reserves reported by ceding companies, $75.6 million representing additional case reserves established by the Company on assumed reinsurance claims, $263.4 million representing case reserves established by the Company on direct excess insurance claims including Mt. McKinley, and $222.9 million representing incurred but not reported reserves.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (continued)

For the Three and Nine Months Ended September 30, 2003 and 2002

For the Three and Nine Months Ended September 30, 2003 and 2002

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

The Prudential sold annuities, which were purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior years, the Company, for a fee, accepted the claim payment obligation of these property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at September 30, 2003 was $153.6 million.

In 1990, the Company purchased annuities from an unaffiliated life insurance company with an A+ (Superior) rating from A.M. Best to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at September 30, 2003 was $15.7 million.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (continued)

For the Three and Nine Months Ended September 30, 2003 and 2002

For the Three and Nine Months Ended September 30, 2003 and 2002

4. Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) is comprised as follows:

(dollar amounts in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net unrealized
(depreciation)/appreciation
of investments, net of
deferred income taxes	($69,979)	$69,735	$31,168	$57,903
Currency translation
adjustments, net of deferred
income taxes	(4,301)	(895)	10,058	1,443

Other comprehensive income/(loss),
net of deferred
income taxes	($74,280)	$68,840	$41,226	$59,346

5. Credit Line

On December 21, 1999, the Company entered into a three-year senior revolving credit facility with a syndicate of lenders (the “Credit Facility”). On November 21, 2002, the maturity date of the Credit Facility was extended to December 19, 2003. Wachovia Bank, National Association (“Wachovia Bank”) is the administrative agent for the Credit Facility. The Credit Facility is used for liquidity and general corporate purposes. The Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by the Company equal to either (i) the Base Rate (as defined below) or (ii) an adjusted London InterBank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate plus 0.5% per annum. The amount of margin and the fees payable for the Credit Facility depends upon the Company’s senior unsecured debt rating. Group guaranteed the Company’s obligations under the Credit Facility.

The Credit Facility requires the Company to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum interest coverage ratio of 2.5 to 1 to maintain its statutory surplus at $850.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions. As of September 30, 2003, the Company was in compliance with these covenants.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (continued)

For the Three and Nine Months Ended September 30, 2003 and 2002

For the Three and Nine Months Ended September 30, 2003 and 2002

During the three and nine months ended September 30, 2003, Holdings made no payments and no borrowings on the Credit Facility. For the three and nine months ended September 30, 2002, Holdings made payments on the Credit Facility of $5.0 million and $25.0 million, respectively and had new Credit Facility borrowings of $25.0 million and $45.0 million, respectively.

As of September 30, 2003 and December 31, 2002, Holdings had outstanding Credit Facility borrowings of $70.0 million. Interest expense incurred in connection with the borrowing was $0.3 million and $1.0 million for the three months ended September 30, 2003 and 2002, respectively, and $1.0 million and $2.7 million for the nine months ended September 30, 2003 and 2002, respectively.

Effective October 10, 2003, the Company entered into a new three-year, $150.0 million revolving credit facility (the “New Credit Facility”), under similar terms, with a syndicate of lenders. Wachovia Bank is the administrative agent for the New Credit Facility. The required debt to capital and minimum interest coverage ratios have remained the same while the Everest Re statutory surplus requirement was increased to $1.0 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions and Group no longer guarantees Holdings’ obligations under the New Credit Facility. This New Credit Facility will replace the existing Credit Facility which would have expired on December 19, 2003 and will continue to be used for liquidity and general corporate purposes. A $70.0 million borrowing under the New Credit Facility was used to pay off the $70.0 million indebtedness under the old Credit Facility.

6. Letters of Credit

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments. Under these arrangements, at September 30, 2003 and 2002, letters of credit for $77.9 million and $11.3 million, respectively, were issued and outstanding, generally supporting reinsurance provided by the company’s non-U.S. operations.

The following table summarizes the Company’s letters of credit as of September 30, 2003. All dollar amounts are in thousands.

Year of
Bank	Commitment	In Use	Expiry

Citibank (London)	Individual	$ 886	12/31/2003
Citibank (London)	Individual	$ 3,206	01/28/2005
Citibank (London)	Individual	$67,791	12/31/2006
Wachovia	Individual	$ 5,002	12/31/2003
Wachovia	Individual	$ 1,045	03/31/2004

Total		$ 77,921

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (continued)

For the Three and Nine Months Ended September 30, 2003 and 2002

For the Three and Nine Months Ended September 30, 2003 and 2002

7. Senior Notes

During the first quarter of 2000, the Company completed a public offering of $200.0 million in principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million in principal amount of 8.5% senior notes due March 15, 2005.

Interest expense incurred in connection with these senior notes was $9.7 million for the three months ended September 30, 2003 and 2002 and $29.2 million for the nine months ended September 30, 2003 and 2002.

8. Trust Preferred Securities

Capital Trust is a wholly owned finance subsidiary of Holdings. Holdings considers that the mechanisms and obligations relating to the trust preferred securities, taken together, constitute a full and unconditional guarantee by Holdings of Capital Trust’s payment obligations with respect to the trust preferred securities.

There are certain regulatory and contractual restrictions on the ability of Holdings’ operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances.  The insurance laws of the State of Delaware, where Holdings’ direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds.  In addition, the terms of Holdings’ credit facility require Everest Re, Holdings’ principal insurance subsidiary, to maintain a certain statutory surplus level.  At December 31, 2002, $986.3 million of the $1,290.7 million in net assets of Holdings’ consolidated subsidiaries were subject to the foregoing regulatory restrictions.

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

Holdings may elect to redeem the junior subordinated debt securities, in whole or in part, at any time after November 14, 2007. If such an early redemption occurs, the outstanding trust preferred securities will also be proportionately redeemed. If there is no early redemption, Everest Re Capital Trust will redeem all of the outstanding trust preferred securities when the junior subordinated debt securities are paid at maturity on November 15, 2032.

Capital Trust will redeem all of the outstanding trust preferred securities when the junior subordinated debt securities are paid at maturity on November 15, 2032. The Company may

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (continued)

For the Three and Nine Months Ended September 30, 2003 and 2002

elect to redeem the junior subordinated debt securities, in whole or in part, at any time after November 14, 2007. If such an early redemption occurs, the outstanding trust preferred securities will also be proportionately redeemed.

Distributions on the trust preferred securities are cumulative and pay quarterly in arrears. Distributions relating to the trust preferred securities for the three and nine months ended September 30, 2003 were $4.1 million and $12.4 million, respectively.

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

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments based upon their underwriting gain or loss (“underwriting results”). The Company utilizes inter-affiliate reinsurance and such reinsurance does not impact segment results, since business is generally reported within the segment in which the business was first produced. Underwriting results include earned premium less incurred loss and loss adjustment expenses (“LAE”) incurred, commission and brokerage expenses and other underwriting expenses.

The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

Group has recently announced that one of its subsidiaries, Everest Re, has reached agreement, subject to regulatory approval, to sell its United Kingdom branch to another of Group’s subsidiaries, Bermuda Re. Business for this branch is currently reported through the International segment. Upon completion of the transaction, the UK branch business will no longer be reported in Holdings. However, this will not have a material impact on the operating results of the company.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (continued)

For the Three and Nine Months Ended September 30, 2003 and 2002

The following tables present the relevant underwriting results for the operating segments for the three and nine months ended September 30, 2003 and 2002.

                                                                                      U.S. Reinsurance

(dollar values in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Gross written premiums	$ 533,497	$ 254,083	$ 1,259,026	$ 589,841
Net written premiums	412,614	201,264	951,193	508,380

Earned premiums	$ 336,747	$ 153,940	$ 786,943	$ 458,587
Incurred losses and loss adjustment
expenses	266,010	113,282	597,590	327,425
Commission and brokerage	80,828	32,786	188,385	112,707
Other underwriting expenses	4,935	4,538	15,341	13,797

Underwriting (loss) gain	($ 15,026)	$ 3,334	($ 14,373)	$ 4,658

                                                                                      U.S. Insurance

(dollar values in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Gross written premiums	$ 221,604	$ 196,527	$ 808,297	$ 616,937
Net written premiums	135,145	123,535	563,565	430,515

Earned premiums	$ 173,680	$ 118,352	$ 505,448	$ 324,848
Incurred losses and loss adjustment
expenses	131,843	87,762	368,927	230,237
Commission and brokerage	21,152	30,868	81,221	78,895
Other underwriting expenses	9,231	5,861	25,714	16,788

Underwriting gain (loss)	$ 11,454	($ 6,139)	$ 29,586	($ 1,072)

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (continued)

For the Three and Nine Months Ended September 30, 2003 and 2002

                                                                                      Specialty Underwriting

(dollar values in thousands)	Three Months Ended		Nine Months Ended

	September 30,		September 30,
	2003	2002	2003	2002

Gross written premiums	$ 124,090	$ 109,345	$ 393,762	$ 346,090
Net written premiums	94,316	97,450	301,388	320,233

Earned premiums	$ 91,688	$ 89,239	$ 295,538	$ 307,786
Incurred losses and loss adjustment
expenses	58,649	71,484	202,747	238,082
Commission and brokerage	23,427	23,368	78,128	86,699
Other underwriting expenses	1,473	1,584	4,392	4,476

Underwriting gain (loss)	$ 8,139	($ 7,197)	$ 10,271	($ 21,471)

                                                                                      International

(dollar values in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Gross written premiums	$ 275,798	$ 133,673	$ 645,462	$ 358,280
Net written premiums	198,598	101,311	431,927	297,893

Earned premiums	$ 174,780	$ 94,856	$ 386,258	$ 274,891
Incurred losses and loss adjustment
expenses	115,410	56,303	250,048	171,237
Commission and brokerage	32,751	20,850	70,646	54,806
Other underwriting expenses	4,221	3,053	11,491	9,374

Underwriting gain	$ 22,398	$ 14,650	$ 54,073	$ 39,474

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income, with all dollar values presented in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Underwriting gain	$ 26,965	$ 4,648	$ 79,557	$ 21,589
Net investment income	70,491	64,402	210,627	194,673
Realized (loss)	(11,843)	(7,074)	(23,922)	(45,944)

Net derivative expense	-	(1,009)	-	(1,259)

Corporate expenses	(1,115)	(1,545)	(3,074)	(1,545)
Interest expense	(14,181)	(10,696)	(42,596)	(31,914)
Other income (expense)	625	540	1,202	(3,941)

Income before taxes	$ 70,942	$ 49,266	$ 221,794	$ 131,659

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (continued)

For the Three and Nine Months Ended September 30, 2003 and 2002

The Company produces business in its United States and International operations. The net income and assets of the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. The largest country, other than the United States, in which the Company writes business, is the United Kingdom, with $86.2 and $219.9 million of gross written premiums for the three and nine months ended September 30, 2003, respectively. No other country represented more than 5% of the Company’s revenues.

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

11. Investments — Interest Only Strips

Commencing with the second quarter of 2003 and continuing in the third quarter of 2003, the Company has invested in interest only strips of mortgage-backed securities (“Interest Only Strips”). These securities give the holder the right to receive interest payments at a stated coupon rate on an underlying pool of mortgages. The interest payments on the outstanding mortgages are guaranteed by various entities. The ultimate cash flow from these investments is primarily dependent upon the average life of the mortgage pool. Generally, as market mortgage rates decline, mortgagees tend to refinance which will decrease the average life of a mortgage pool and decrease expected cash flows. Conversely, as market mortgage rates rise, repayments will slow and the ultimate cash flows will tend to rise. Accordingly, the market value of these investments tend to increase as interest rates rise and decline as interest rates fall. These movements are generally counter to the interest rate impact on the Company’s other fixed income investments. The total market value of the Interest Only Strips at September 30, 2003 was $151.6 million.

The Company accounts for its investment in Interest Only Strips in accordance with Emerging Issues Task Force No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, ("EITF 99-20"). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities including agency interest-only strips, whether purchased or retained in securitization and determining when these securities must be written down to fair value because of impairment. EITF 99-20 requires the valuation of residual interests in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings, rather than an unrealized loss in stockholders equity, when any portion of the decline in fair value is attributable to an impairment loss. As such, the Company recorded a realized capital loss on its Interest Only Strips of $13.7 million, net of income tax benefit of $7.4 million, for the three and nine months ended September 30, 2003.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (continued)

For the Three and Nine Months Ended September 30, 2003 and 2002

12. New Accounting Pronouncement

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 established new accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity determine if other intangible assets have an indefinite useful life or a finite useful life. Goodwill and those intangible assets with indefinite useful lives are not subject to amortization and must be tested at least annually for impairment. Those with finite useful lives are subject to amortization and must be tested annually for impairment. This statement is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. The Company adopted FAS 142 on January 1, 2002. The implementation of this statement has not had a material impact on the financial position, results of operations or cash flows of the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). The Company adopted the accounting treatment in accordance with FAS 150, and have reclassified its Trust Preferred Securities as a liability in its financial statements beginning with the period ending June 30, 2003.

In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN No. 46 addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated in a company’s financial statements. During October 2003, the FASB deferred the effective date of FIN 46 provisions for VIEs created prior to February 1, 2003 to the first reporting period ending after December 15, 2003. The Company is awaiting the final rules before implementing FIN 46. Based on the current provisions, the Company believes that the implementation of FIN 46 will not have a material effect on the Company’s consolidated financial position.

13. Related-Party Transactions

During the normal course of business, the Company, through its affiliates, engages in reinsurance and brokerage and commission business transactions which management believes to be at arm’s- length with companies controlled by or affiliated with one of its outside directors. These transactions are on terms as favorable as could have been obtained from unrelated third parties. Such transactions, individually and in the aggregate, are immaterial to the Company’s financial condition, results of operations and cash flows.

The Company engages in business transactions with Group and Bermuda Re. Effective January 1, 2003, Everest Re and Bermuda Re entered into a Quota Share Reinsurance agreement, for what management believes to be arm’s-length consideration, whereby Everest Re’s Canadian Branch cedes to Bermuda Re 50% of its net retained liability on all new and renewal property business written during the terms of this agreement. Effective January 1, 2003, Everest Re and Bermuda Re revised the Quota Share Reinsurance Agreement, whereby Everest Re cedes to

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (continued)

For the Three and Nine Months Ended September 30, 2003 and 2002

Bermuda Re 25% of the net retained liability on all new and renewal policies written during the term of this agreement. For policies effective January 1, 2002 through December 31, 2002, Everest Re ceded 20% of the net retained liability to Bermuda Re. Management believes the quota share arrangements for both years were entered into as, and reflect, arm’s-length pricing. For premiums earned and losses incurred for the period January 1, 2002 through December 31, 2002, Everest Re, Everest National Insurance Company and Everest Security Insurance Company entered into an Excess of Loss Reinsurance Agreement with Bermuda Re, for what management believes to be arm’s- length consideration, covering workers’ compensation losses occurring on and after January 1, 2002, as respects new, renewal and in force policies effective on that date through December 31, 2002. Bermuda Re is liable for any loss exceeding $100,000 per occurrence, with its liability not to exceed $150,000 per occurrence. Effective October 1, 2001, Everest Re and Bermuda Re entered into a loss portfolio reinsurance agreement, whereby Everest Re transferred all of its Belgium Branch net insurance exposures and reserves to Bermuda Re for what management believes to be arm’s-length consideration and subsequently closed its Belgium Branch. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm’s-length consideration, all of its net insurance exposures and reserves to Bermuda Re.

The following table summarizes the premiums and losses ceded by the Company to Bermuda Re:

	Three Months Ended		Nine Months Ended
	September 30,		September 30

(dollar values in thousands)	2003	2002	2003	2002

Ceded written premium	$ 269,487	$ 122,562	$ 704,579	$ 252,114
Ceded earned premium	$ 218,663	$ 93,124	$ 561,902	$ 172,626
Ceded losses and LAE	$ 140,868	$ 59,344	$ 361,083	$ 123,301

14. Subsequent Events

Effective October 10, 2003, the Company entered into a new three-year, $150.0 million revolving credit facility (the “New Credit Facility”), under similar terms, with a syndicate of lenders. Wachovia Bank is the administrative agent for the New Credit Facility. The required debt to capital and minimum interest coverage ratios have remained the same while the Everest Re statutory surplus requirement was increased to $1.0 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions and Group no longer guarantees Holdings’ obligations under the New Credit Facility. This New Credit Facility will replace the existing Credit Facility which would have expired on December 19, 2003 and will continue to be used for liquidity and general corporate purposes. A $70.0 million borrowing under the New Credit Facility was used to pay off the $70.0 million indebtedness under the old Credit Facility.

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

Thus far in 2003 these general trends have continued, generally sustaining upward pressure on pricing, continued constriction of terms, conditions and coverages and constrained capacity. There are signs that pressures for incremental firming may be abating for some property classes, but these are offset by clear signs that pressures for incremental firming continue to build for casualty classes in general. More broadly, the industry remains exposed to fundamental issues that negatively impacted 2002, including difficult investment market conditions and adverse loss emergence, both of which have continued to erode the industry’s aggregate financial performance and perceptions of the financial strength of industry participants. These factors indicate the current strong market conditions are likely to persist until further corrective actions, possibly combined with improved investment conditions, restore more normal competitive conditions.

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

Group has recently announced that one of its subsidiaries, Everest Re, has reached agreement, subject to regulatory approval, to sell its United Kingdom branch to another of Group’s subsidiaries, Bermuda Re. Business for this branch is currently reported through the International segment. Upon completion of the transaction, the UK branch business will no longer be reported in Holdings. However, this will not have a material impact on the operating results of the Company.

Group also announced that another subsidiary, Everest National Insurance Company, has opened a regional office in California to better serve its western U.S. Insurance business. The additional office will not affect segment reporting.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Premiums.     Gross premiums written increased 66.6% to $1,155.0 million in the three months ended September 30, 2003 from $693.5 million in the three months ended September 30, 2002, as the Company took advantage of the general firming of rates, terms and conditions and selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Due to the nature of its businesses, the Company is unable to precisely differentiate the effects of price changes as compared to changes in exposure. Similarly, because individual reinsurance arrangements often reflect revised coverages, structuring, pricing, terms and/or conditions from period to period, the Company is unable to precisely differentiate between the premium volume attributable to new business as compared to renewal business. Management believes however that, during the period, the more significant element of its period to period growth related, for most of its operations, to growth in exposures underwritten, with a lesser but still significant element relating to increased pricing and/or improved terms and conditions. Management believes further that market conditions are generally more favorable for casualty business classes than for property business classes although pricing for the latter generally remains at/or above attractive levels. As each of the Company’s operations monitors conditions for the products they offer in the markets they serve and adjusts its marketing and underwriting activities opportunistically, the current period reflected growth across all operations. Although premium volumes have increased significantly, the Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Premium growth areas included an 110.0% ($279.4 million) increase in the U.S. Reinsurance operation, principally related to a $201.5 million increase in treaty casualty business and a $72.7 million increase in treaty property business. The International operation increased 106.3% ($142.1 million), primarily due to a $93.4 million increase in premiums from the London branch, a $27.8 million increase in international business written through the home office representing primarily Latin American business and an $18.1 million increase in Canadian business. The U.S. Insurance operation grew 12.8% ($25.1 million), principally as a result of a $16.2 million increase in excess and surplus lines insurance and a $7.4 million increase in errors and omissions exposures. The Specialty Underwriting operation increased 13.5% ($14.7 million), resulting primarily from a $24.7 million increase in accident and health business partially offset by an $8.1 million decline in marine business.

Ceded premiums increased to $314.3 million in the three months ended September 30, 2003 from $169.9 million in the three months ended September 30, 2002. This increase was principally attributable to $269.2 million of ceded premiums relating to quota share reinsurance agreements between Everest Re and Bermuda Re. Under these agreements Everest Re cedes 25% of its net retained liability on all new and renewal policies written for underwriting year 2003, Everest Re cedes 20% of its net retained liability on all new and renewal policies written for underwriting year 2002, and Everest Re’s Canadian branch cedes 50% of its net retained liability on all new and renewal property policies written for the 2003 underwriting year. Ceded premiums for the three months ended September 30, 2002 included $4.5 million and $11.9 million in adjustment premium relating to claims made under the 2001 and 2000 accident year aggregate excess of loss elements of the Company’s corporate retrocessional programs, respectively. There were no such adjustment premiums ceded under the Company’s corporate retrocessional program in the three months ended September 30, 2003.

Net premiums written increased by 60.6% to $840.7 million in the three months ended September 30, 2003 from $523.6 million in the three months ended September 30, 2002, reflecting the increase in gross premiums written, combined with the growth in ceded premiums.

Premium Revenues.     Net premiums earned increased by 70.2% to $776.9 million in the three months ended September 30, 2003 from $456.4 million in the three months ended September 30, 2002. Contributing to this increase was an 118.8% ($182.8 million) increase in the U.S. Reinsurance operation, an 84.3% ($79.9 million) increase in the International operation, a 46.7% ($55.3 million) increase in the U.S. Insurance operation, and a 2.7% ($2.4 million) increase in the Specialty Underwriting operation. All of these changes reflect period-to-period changes in net written premiums and business mix, together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

Expenses.     Incurred loss and LAE increased by 73.9% to $571.9 in the three months ended September 30, 2003 from $328.8 million in the three months ended September 30, 2002. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned, the impact of changes in the Company’s mix of business and reserve adjustments for prior period losses.

Net reserve adjustments for non-asbestos and environmental exposures for the three months ended September 30, 2003, were $46.2 million, and are comprised of $26.7 million related principally to the casualty and, in particular, directors and officers liability exposures of the U.S. Reinsurance operation, $8.2 million related mainly to the casualty exposures of the London and Canadian branch units of the International operation, $8.3 million relating to the workers compensation exposures of the U.S. Insurance operation and $3.0 million relating to the surety exposures of the Specialty Underwriting operation. The increase for the U.S. Insurance operation relates to the 2001 and 2002 accident exposure years and all other reserve adjustments relate to the 1996-1999 accident exposure years.

Net reserve adjustments related to asbestos and environmental exposures were $5.2 million for the three months ended September 30, 2003. The Company has asbestos and environmental exposure principally relating to contracts written by the Company prior to 1986, and commutations thereof. The development on business written by the Company, net of reinsurance, was $ 5.2 million. Substantially all of the Company’s asbestos and environmental exposures relate to insurance and reinsurance contracts with coverage periods prior to 1986.

In all cases, the prior period development reflects management’s judgment as to the implications of losses reported during the period on the Company’s reserve balances.

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events, and are net of reinsurance. A catastrophe is an event that causes a pre-tax loss on property exposures of at least $5.0 million and has an event date of January 1, 1988 or later. Catastrophe losses, net of contract specific cessions were $6.5 million in the three months ended September 30, 2003, relating principally to hurricanes Fabian and Isabel, compared to $10.2 million in the three months ended September 30, 2002.

Incurred losses and LAE for the three months ended September 30, 2003 reflected ceded losses and LAE of $186.9 million compared to ceded losses and LAE in the three months ended September 30, 2002 of $130.4 million. Ceded losses and LAE in the three months ended September 30, 2003 include $131.6 million of ceded losses relating to the quota share reinsurance transactions noted earlier between the Company and Bermuda Re. The ceded losses and LAE for the three months ended September 30, 2002 included $9.6 million and $22.0 million of losses ceded under the 2001 and 2000 accident year aggregate excess of loss component of the Company’s corporate retrocessional program, respectively. There were no comparable losses ceded to the accident year aggregate excess of loss components of the Company’s corporate retrocessional program in the three months ended September 30, 2003.

The segment components of the increase in incurred losses and LAE in the three months ended September 30, 2003 from the three months ended September 30, 2002 were an 134.8% ($152.7 million) increase in the U.S. Reinsurance operation, an 105.0% ($59.1 million) increase in the International operation, and a 50.2% ($44.1 million) increase in the U.S. Insurance operation, partially offset by a 18.0% ($12.8 million) decrease in the Specialty Underwriting operation. These increases generally reflect the increases in earned premiums, modest reductions in the current year loss expectationassumptions for most segments reflecting continued improvement in market conditions and pricing, and the prior period reserve development discussed above. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company’s loss and LAE ratio (“loss ratio”), which is calculated by dividing incurred losses and LAE by net premiums earned, increased by 1.5 percentage points to 73.6% in the three months ended September 30, 2003 from 72.1% in the three months ended September 30, 2002, reflecting the incurred losses and LAE discussed above.

The following table shows the loss ratios for each of the Company’s operating segments for the three months ended September 30, 2003 and 2002. The loss ratios for all operations were impacted by the factors noted above.

	Operating Segment Loss Ratios

Segment	2003	2002

U.S. Reinsurance	79.0%	73.6%
U.S. Insurance	75.9%	74.2%
Specialty Underwriting	64.0%	80.1%
International	66.0%	59.4%

Underwriting expenses increased by 43.9% to $179.1 million in the three months ended September 30, 2003 from $124.5 million in the three months ended September 30, 2002. Commission, brokerage, taxes and fees increased by $50.3 million, principally reflecting an increase of $134.0 million in expenses due to premium volume, which was partially offset by an increase in ceded commissions of $83.7 million. Other underwriting expenses increased by $4.4 million as the Company expanded operations to support it’s increased business volume. Contributing to the $54.7 million increase in expenses was an 129.8% ($48.4 million) increase in the U.S. Reinsurance operation and a 54.7% ($13.1 million) increase in the International operation, which were partially offset by a 17.3% ($6.3 million) decrease in the U.S. Insurance operation and a 0.2% ($0.1 million) decrease in the Specialty Underwriting operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of reinsurance, including with Bermuda Re, and the underwriting performance of the underlying business. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 23.1% for the three months ended September 30, 2003 compared to 27.3% for the three months ended September 30, 2002.

The Company’s combined ratio, which is the sum of the loss and expense ratios, decreased by 2.6 percentage points to 96.7% in the three months ended September 30, 2003 compared to 99.3% in the three months ended September 30, 2002.

The following table shows the combined ratios for each of the Company’s operating segments for the three months ended September 30, 2003 and 2002. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Operating Segment Combined Ratios

Segment	2003	2002

U.S. Reinsurance	104.5%	97.8%
U.S. Insurance	93.4%	105.2%
Specialty Underwriting	91.1%	108.1%
International	87.2%	84.6%

Investment Results. Net investment income increased 9.5% to $70.5 million in the three months ended September 30, 2003 from $64.4 million in the three months ended September 30, 2002, principally reflecting the effects of investing the $944.0 million of cash flow from operations in the twelve months ended September 30, 2003, and $203.4 million of net proceeds from the issuance of trust preferred securities in November 2002, partially offset by the effects of the lower interest rate environment.

The following table shows a comparison of various investment yields for the periods indicated:

	2003	2002

Imbedded pre-tax yield of cash and invested
assets at September 30, 2003 and 2002	4.7%	5.6%
Imbedded after-tax yield of cash and invested
assets at September 30, 2003 and 2002	3.9%	4.4%
Annualized pre-tax yield on average cash and
invested assets for the three months ended
September 30, 2003 and 2002	5.0%	5.6%
Annualized after-tax yield on average cash and
invested assets for the three months ended
September 30,2003 and 2002	4.0%	4.4%

Net realized capital losses of $11.8 million in the three months ended September 30, 2003, reflected realized capital losses on the Company’s investments of $22.5 million which included $1.2 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis and $21.1 million related to the impairment on Interest Only Strips in accordance with EITF 99-20, partially offset by $10.6 million of realized capital gains, which included $5.3 million of realized capital gains on the Interest Only Strips, compared to net realized capital losses of $7.1 million in the three months ended September 30, 2002. The net realized capital losses in the three months ended September 30, 2002 reflected realized capital losses of $18.4 million, which included $8.7 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, partially offset by $11.3 million of realized capital gains.

Interest expense for the three months ended September 30, 2003 was $10.1 million compared to $10.7 million for the three months ended September 30, 2002. Interest expense for the three months ended September 30, 2003 reflected $9.7 million relating to the senior notes and $0.3 million relating to borrowings under the revolving Credit Facility. Interest expense for the three months ended September 30, 2002 reflected $9.7 million relating to senior notes and $1.0 million relating to borrowings under the revolving Credit Facility.

Distributions on the trust preferred securities are cumulative and pay quarterly in arrears. Distributions relating to the trust preferred securities for the three months ended September 30, 2003 were $4.1 million. The securities were issued in November 2002.

Other income for the three months ended September 30, 2003 was $0.6 million compared to other income of $0.5 million for the three months ended September 30, 2002. This change is primarily due to recognition of gains previously deferred under retroactive reinsurance agreements with affiliates, partially offset by higher foreign exchange losses.

The Company has in its product portfolio a credit default swap contract, which it no longer writes. This contract meets the definition of a derivative under FAS 133. There was no net derivative expense from this credit default transaction for the three months ended September 30, 2003 and a $1.0 million derivative expense for the three months ended September 30, 2002.

Income Taxes. The Company recognized income tax expense of $10.5 million in the three months ended September 30, 2003 compared to an income tax benefit of $14.5 million in the three months ended September 30, 2002. The decrease in taxes generally resulted from an increase in realized capital losses, partially offset by improved underwriting and investment results.

Net Income. Net income was $60.5million in the three months ended September 30, 2003 compared to a net income of $34.8 million in the three months ended September 30, 2002, reflecting the factors noted above.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Premiums.     Gross premiums written increased 62.6% to $3,106.6 million in the nine months ended September 30, 2003 from $1,911.1 million in the nine months ended September 30, 2002, as the Company took advantage of the general firming of rates, terms and conditions and selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Due to the nature of its businesses, the Company is unable to precisely differentiate the effects of price changes as compared to changes in exposure. Similarly, because individual reinsurance arrangements often reflect revised coverages, structuring, pricing, terms and/or conditions from period to period, the Company is unable to precisely differentiate between the premium volume attributable to new business as compared to renewal business. Management believes however that, during the period, the more significant element of its period to period growth related, for most of its operations, to growth in exposures underwritten, with a lesser but still significant element relating to increased pricing and/or improved terms and conditions. Management believes further that market conditions are generally more favorable for casualty business classes than for property business classes although pricing for the latter generally remains at/or above attractive levels. As each of the Company’s operations monitors conditions for the products they offer, and in the markets they serve and adjust its marketing and underwriting activities opportunistically, the current period saw growth across all operations. Although premium volumes have increased significantly, the Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Premium growth areas included an 113.5% ($669.2 million) increase in the U.S. Reinsurance operation, principally related to a $418.3 million increase in treaty casualty business, an $181.1 million increase in treaty property business and a $59.0 million increase in facultative business. The International operation increased 80.2% ($287.2 million) primarily due to an $192.2 million increase in premiums from the London branch, a $40.5 million increase in international business written through the home office representing primarily Latin American business and a $43.9 million increase to Canadian business. The U.S. Insurance operation grew 31.0% ($191.4 million) principally as a result of an $83.9 million increase in workers’ compensation and a $53.9 million increase in excess and surplus lines insurance. The Specialty Underwriting operation increased 13.8% ($47.7 million) resulting primarily from a $47.8 million increase in accident and health business.

Ceded premiums increased to $504.5 million in the nine months ended September 30, 2003 from $354.0 million in the nine months ended September 30, 2002. This increase was principally attributable to $700.8 million of ceded premiums relating to quota share reinsurance agreements between Everest Re and Bermuda Re. Under these agreements Everest Re cedes to Bermuda Re 25% of its net retained liability on all new and renewal policies written for underwriting year 2003, Everest Re cedes to Bermuda Re 20% of its net retained liability on all new and renewal policies written for underwriting year 2002, and Everest Re’s Canadian branch cedes to Bermuda Re 50% of its net retained liability on all new and renewal property policies written for the 2003 underwriting year. In addition, ceded premiums for the nine months ended September 30, 2003 included $20.0 million in adjustment of the Company’s corporate retrocessional programs, while ceded premiums for the nine months ended September 30, 2002 included $5.1 million and $11.9 million in adjustment premium relating to claims made under the 2001 and 2000 accident year aggregate excess of loss elements of the Company’s corporate retrocessional programs, respectively.

Net premiums written increased by 44.4% to $2,248.1 million in the nine months ended September 30, 2003 from $1,557.0 million in the nine months ended September 30, 2002, reflecting the increase in gross premiums written, combined with the growth in ceded premiums.

Premium Revenues. Net premiums earned increased by 44.5% to $1,974.2 million in the nine months ended September 30, 2003 from $1,366.1 million in the nine months ended September 30, 2002. Contributing to this increase was a 71.6% ($328.4 million) increase in the U.S. Reinsurance operation, a 55.6% ($180.6 million) increase in the U.S. Insurance operation and a 40.5% ($111.4 million) increase in the International operation, which was partially offset by a 4.0% ($12.2 million) decrease in the Specialty Underwriting operation. All of these changes reflect period-to-period changes in net written premiums and business mix, together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and terms different from those of expiring contracts. As premium reporting and earnings and loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

Expenses.     Incurred loss and LAE increased by 46.8% to $1,419.3 in the nine months ended September 30, 2003 from $967.0 million in the nine months ended September 30, 2002. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned, the impact of changes in the Company’s mix of business and reserve adjustments for prior period losses.

Net reserve adjustments for non-asbestos and environmental exposures for the nine months ended September 30, 2003 were $105.5 million, which amount is net of a 2000 accident year cession of $35.0 million, and are comprised of a $66.0 million increase relating principally to the casualty exposures including, directors and officers liability exposures in the U.S. Reinsurance operation, an $18.0 million increase relating to the surety exposures in the Specialty Underwriting operation, a $13.2 million increase relating mainly to the casualty exposures of the London and Canadian branch elements in the International operation and an $8.3 million increase relating to the workers’ compensation exposures in the U.S. Insurance operation. The increase for the U.S. Insurance operation relates to the 2001 and 2002 accident exposure years and all other reserve adjustments relate to the 1996-2000 accident exposure years.

Net reserve adjustments related to asbestos and environmental exposures were $ 13.6 million for the nine months ended September 30, 2003. The Company has asbestos and environmental exposure principally related to contracts written by the Company prior to 1986 and commutations thereof. The development on business written by the Company, net of reinsurance, was $ 13.6 million. Substantially all of the Company’s asbestos and environmental exposures relate to insurance and reinsurance contracts with coverage periods prior to 1986.

In all cases, the prior period development reflects management’s judgement as to the implications of losses reported during the period on the Company’s reserve balances.

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events, and are net of reinsurance. A catastrophe is an event that causes a pre-tax loss on property exposures of at least $5.0 million and has an event date of January 1, 1988 or later. Catastrophe losses, net of contract specific cessions, were $23.7 million in the nine months ended September 30, 2003 relating principally to May 2003 tornado and hailstorm events and hurricanes Fabian and Isabel, compared to $11.9 million in the nine months ended September 30, 2002.

Incurred losses and LAE for the nine months ended September 30, 2003 reflected ceded losses and LAE of $473.0 million compared to ceded losses and LAE in the nine months ended September 30, 2002 of $263.7 million. Ceded losses and LAE in the nine months ended September 30, 2003 include $348.7 million of ceded losses relating to the quota share reinsurance transactions noted earlier between Everest Re and Bermuda Re. The ceded losses and LAE for the nine months ended September 30, 2003 included $35.0 million of losses ceded under the 2000 accident year aggregate excess of loss component of the Company’s corporate retrocessional program. The ceded losses and LAE for the nine months ended September 30, 2002 included $11.0 million and $22.0 million of losses ceded under the 2001 and 2000 accident year aggregate excess of loss component of the Company’s corporate retrocessional program, respectively.

The segment components of the increase in incurred losses and LAE in the nine months ended September 30, 2003 from the nine months ended September 30, 2002 were a 82.5% ($270.2 million) increase in the U.S. Reinsurance operation, a 60.2% ($138.7 million) increase in the U.S. Insurance operation, and a 46.0% ($78.8 million) increase in the International operation. These increases were partially offset by a 14.8% ($35.3 million) decrease in the Specialty Underwriting operation. These increases generally reflected the increases in earned premiums, modest reductions in the current year loss expectation assumptions for most segments, reflecting continued improvement in market conditions and pricing, the increase in catastrophe losses and the prior period reserve development discussed above. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company’s loss and LAE ratio (“loss ratio”), which is calculated by dividing incurred losses and LAE by net premiums earned, increased by 1.1 percentage points to 71.9% in the nine months ended September 30, 2003 from 70.8% in the nine months ended September 30, 2002, reflecting the incurred losses and LAE discussed partially offset by the general firming of rates, terms and conditions.

The following table shows the loss ratios for each of the Company’s operating segments for the nine months ended September 30, 2003 and 2002. The loss ratios for all operations were impacted by the factors noted above.

Operating Segment Loss Ratios

Segment	2003	2002

U.S. Reinsurance	75.9%	71.4%
U.S. Insurance	73.0%	70.9%
Specialty Underwriting	68.6%	77.4%
International	64.7%	62.3%

Underwriting expenses increased by 26.2% to $478.4 million in the nine months ended September 30, 2003 from $379.1 million in the nine months ended September 30, 2002. Commission, brokerage, taxes and fees increased by $85.3 million, principally reflecting an increase of $244.9 million in the expenses due to premium volume which was partially offset by an increase in ceded commissions of $159.6 million. Other underwriting expenses increased by $14.0 million. Contributing to the $99.3 million increase in expenses were a 61.0% ($77.2 million) increase in the U.S. Reinsurance operation, a 28.0% ($18.0 million) increase in the International operation, and a 11.8% ($11.3 million) increase in the U.S. Insurance operation, partially offset by a 9.5% ($8.7 million) decrease in the Specialty Underwriting operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of reinsurance, including with Bermuda Re, and the underwriting performance of the underlying business. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 24.2% for the nine months ended September 30, 2003 compared to 27.7% for the nine months ended September 30, 2002.

The Company’s combined ratio, which is the sum of the loss and expense ratios, decreased by 2.4 percentage points to 96.1% in the nine months ended September 30, 2003 compared to 98.5% in the nine months ended September 30, 2002. The following table shows the combined ratios for each of the Company’s operating segments for the nine months ended September 30, 2003 and 2002. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Operating Segment Combined Ratios

Segment	2003	2002

U.S. Reinsurance	101.8%	99.0%
U.S. Insurance	94.1%	100.3%
Specialty Underwriting	96.5%	107.0%
International	86.0%	85.6%

Investment Results. Net investment income increased 8.2% to $210.6 million in the nine months ended September 30, 2003 from $194.7 million in the nine months ended September 30, 2002, principally reflecting the effects of investing the $944.0 million of cash flow from operations in the twelve months ended September 30, 2003 and $203.4 million of net proceeds from the issuance of trust preferred securities in November 2002, all partially offset by the effect of the lower interest rate environment.

The following table shows a comparison of various investment yields for the periods indicated:

	2003	2002

Imbedded pre-tax yield of cash and invested
assets at September 30, 2003 and December 31, 2002	4.7%	5.1%
Imbedded after-tax yield of cash and invested
assets at September 30, 2003 and December 31, 2002	3.9%	4.2%
Annualized pre-tax yield on average cash
and invested assets for the six months ended
September 30, 2003 and 2002	5.2%	5.8%
Annualized after-tax yield on average cash
and invested assets for the six months ended
September 30,2003 and 2002	4.2%	4.5%

Net realized capital losses were $23.9 million in the nine months ended September 30, 2003, reflecting realized capital losses on the Company’s investments of $41.4 million which included $15.3 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis and $21.1 million related to the impairment on Interest Only Strips in accordance with EITF 99-20, partially offset by $17.5 million of realized capital gains, which included $5.3 million of realized capital gains on the Interest Only Strips, compared to net realized capital losses of $45.9 million in the nine months ended September 30, 2002. The net realized capital loss in the nine months ended September 30, 2002 reflected realized capital losses of $79.8 million, which included $65.6 million relating to write-downs in the value of securities, of which $25.7 million was for WorldCom, Inc., deemed to be impaired on an other than temporary basis, partially offset by $33.9 million of realized capital gains.

Interest expense for the nine months ended September 30, 2003 was $30.2 million compared to $31.9 million for the nine months ended September 30, 2002. Interest expense for the nine months ended September 30, 2003 reflected $29.2 million relating to the senior notes and $1.0 million relating to borrowings under the revolving Credit Facility. Interest expense for the nine months ended September 30, 2002 reflected $29.2 million relating to the senior notes and $2.7 million relating to borrowings under the revolving Credit Facility.

Distributions on the trust preferred securities are cumulative and pay quarterly in arrears. Distributions relating to the trust preferred securities for the nine months ended September 30, 2003 were $12.4 million. These securities were issued in November 2002.

Other income for the nine months ended September 30, 2003 was $1.2 million compared to other expense of $3.9 million for the nine months ended September 30, 2002. This change is primarily due to recognition through amortization of gains previously deferred under retroactive reinsurance agreements with affiliates, partially offset by higher foreign exchange losses.

The Company has in its product portfolio a credit default swap contract, which it no longer writes. This contract meets the definition of a derivative under FAS 133. There was no net derivative expense, essentially reflecting changes in fair value, from this credit default transaction for the nine months ended September 30, 2003, compared to the $1.3 million derivative expense for the nine months ended September 30, 2002.

Income Taxes. The Company recognized income tax expense of $45.8 million in the nine months ended September 30, 2003 compared to an income tax expense of $28.0 million in the nine months ended September 30, 2002. The increase in taxes generally reflects the improved underwriting and investment income results.

Net Income. Net income was $176.0 million in the nine months ended September 30, 2003 compared to a net income of $103.7 million in the nine months ended September 30, 2002.

Market Sensitive Instruments. The Securities and Exchange Commission’s Financial Reporting Release #48 requires registrants to clarify and expand upon the existing financial statement disclosure requirements for derivative financial instruments, derivative commodity instruments, and other financial instruments (collectively, “market sensitive instruments”). The Company does not enter into market sensitive instruments for trading purposes.

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

The $6.1 billion investment portfolio is comprised principally of fixed maturity securities that are subject to interest rate risk and foreign currency rate risk, and equity securities that are subject to equity price risk. The impact of these risks in the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, due to change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $382.1 million of mortgage-backed securities in the $5.8 billion fixed maturity portfolio, which could result is lower reinvestment rates.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on the fixed maturity portfolio as of September based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

As of September 30, 2003
Interest Rate Shift in Basis Points

	-200	-100	0	100	200

Total Market Value	$ 6,552.5	$ 6,159.4	$ 5,816.5	$ 5,471.9	$ 5,131.2
Market Value Change
from Base (%)	12.7%	5.9%	0%	(5.9)%	(11.8)%
Change in Unrealized
Appreciation After-tax
from Base ($)	$ 478.4	$ 222.9	$ 0	($ 223.9)	($ 445.4)

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of the Company’s foreign operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, the Company prefers to maintain the capital of its foreign operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. The Company mitigates foreign exchange exposure by a general matching of the currency and duration of its assets to its corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52, the Company translates the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. The primary functional foreign currency exposures for these foreign operations are the Canadian Dollar, the Euro and the British Pound Sterling. As of September 30, 2003, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2002.

Equity risk is the potential change in market value of the common stock and preferred stock portfolios arising from changing equity prices. The Company invests in high quality common and preferred stocks that are traded on the major exchanges in the United States and funds investing in such securities. The primary objective in managing the equity portfolio is to provide long-term capital growth through market appreciation and income. As of September 30, 2003, there has been no material change in exposure to changing equity prices as compared to December 31, 2002.

Safe Harbor Disclosure. This report contains forward-looking statements within the meaning of the U.S. federal securities laws. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding the Company’s reserves for losses and LAE, including reserves for asbestos and environmental claims, the adequacy of the Company’s provision for uncollectible balances, estimates of the Company’s catastrophe exposure, and the effects of catastrophe events on the Company’s financial statements and the ability of the Company’s subsidiaries to pay dividends. Forward-looking statements only reflect the Company’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from the Company’s expectations. Important factors that could cause the Company’s actual results to be materially different from its expectations include the uncertainties that surround the estimating of reserves for losses and LAE, those discussed in Note 3 to the Financial Statements included in this report and the risks described under the caption “Risk Factors” in the Company’s most recent Annual Report on Form 10-K. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I – Item 4

EVEREST REINSURANCE HOLDINGS, INC.
CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer believe that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

      None

Part II – Item 5. Other Information

      None

Part II - Item 6. Exhibits and Reports on Form 8-K

a)     Exhibit Index:

Exhi	bit	Description
10.1		Credit Agreement, dated October 10, 2003, between Everest Reinsurance Holdings, Inc., The Lenders Named
Lenders Named therein and Wachovia Bank, National Association providing for a $150 million revolving credit facility, herein by reference to Exhibit 10.1 of the Everest Re Group, Ltd. Report on Form 10-Q for the
quarter ended September 30, 2003.
31.1		Section 302 Certification of Joseph V. Taranto
31.2		Section 302 Certification of Stephen L. Limauro
32.1		Section 906 Certification of Joseph V. Taranto and Stephen L. Limauro

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

Dated: November 14, 2003