Form 10-K
period 2003-12-31
EVEREST REINSURANCE HOLDINGS INC
filed 2004-03-19
CIK 914748

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

 FORM 10-K

_________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission file number 1-13816

EVEREST REINSURANCE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3263609
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

477 Martinsville Road

Post Office Box 830

Liberty Corner, New Jersey 07938-0830

(908) 604-3000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive office)

_________________

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered
8.5% Senior Notes Due 2005	NYSE
8.75% Senior Notes Due 2010	NYSE
7.85% Trust Preferred Securities	NYSE

_________________

Securities registered pursuant to Section 12(g) of the Act: None

_________________

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ___ No _X_

        The aggregate market value on June 28, 2003 (the last business day of the registrant’s most recently completed second quarter) of the voting stock held by non-affiliates was zero.

        At March 15, 2004, the number of common shares of the registrant outstanding was 1,000, all of which are owned by Everest Re Group, Ltd.

        The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I of Form 10-K.

Item		Page
PART I
1	Business	XX
2	Properties	XX
3	Legal Proceedings	XX
4	Submission of Matters to a Vote of Security Holders	XX
PART II
5	Market for Registrant’s Common Equity and Related Stockholder Matters	XX
6	Selected Financial Data	XX
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	XX
7A	Quantitative and Qualitative Disclosures About Market Risk	XX
8	Financial Statements and Supplementary Data	XX
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	XX
9A	Controls and Procedures	XX
PART III
10	Directors and Executive Officers of the Registrant	XX
11	Executive Compensation	XX
12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	XX
13	Certain Relationships and Related Transactions	XX
14	Principal Accountant Fees and Services	XX
PART IV
15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	XX

PART I

Unless otherwise indicated, all financial data in this document have been prepared using generally accepted accounting principles (“GAAP”) in the United States of America. As used in this document, “Holdings” means Everest Reinsurance Holdings, Inc.; “Group” means Everest Re Group, Ltd. (formerly Everest Reinsurance Group, Ltd.); “Capital Trust” means Everest Re Capital Trust; “Everest Re” means Everest Reinsurance Company and its subsidiaries (unless the context otherwise requires); “Bermuda Re” means Everest Reinsurance (Bermuda), Ltd.; and the “Company” means Holdings and its subsidiaries (unless the context otherwise requires).

ITEM 1. Business

The Company

Holdings, a Delaware corporation, is a wholly-owned subsidiary of Group, which is a Bermuda holding company whose common shares are publicly traded in the U.S. on the New York Stock Exchange under the symbol “RE”. Group files an annual report on Form 10-K with the Securities and Exchange Commission (the “SEC”) with respect to its consolidated operations, including Holdings. Holdings became a wholly-owned subsidiary of Group on February 24, 2000 in a corporate restructuring pursuant to which holders of shares of common stock of Holdings automatically became holders of the same number of common shares of Group.

The Company’s principal business, conducted through its operating subsidiaries, is the underwriting of reinsurance and insurance in the U.S. and international markets. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business regardless of the ceding company’s preferred reinsurance purchasing method. The Company underwrites insurance principally through general agent relationships and surplus lines brokers. The Company’s operating subsidiaries, excluding Mt. McKinley Insurance Company (“Mt. McKinley”), which is in runoff, are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), an independent insurance industry rating organization that rates insurance companies on factors of concern to policyholders.

Following is a summary of the Company’s operating subsidiaries:

o	Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states (except Nevada and Wyoming), the District of Columbia and Puerto Rico and is authorized to conduct reinsurance business in the United Kingdom, Canada and Singapore. Everest Re underwrites property and casualty reinsurance on a treaty and facultative basis for insurance and reinsurance companies in the U.S. and international markets. Everest Re had statutory surplus at December 31, 2003 of $1.7 billion.

o	Everest National Insurance Company (“Everest National”), an Arizona insurance company and a direct subsidiary of Everest Re, is licensed in 47 states and the District of Columbia and is authorized to write property and casualty insurance in the jurisdictions in which it is licensed. This is called writing insurance on an admitted basis. The majority of Everest National’s business is reinsured by its parent, Everest Re.

o	Everest Indemnity Insurance Company (“Everest Indemnity”), a Delaware insurance company and a direct subsidiary of Everest Re, engages in the excess and surplus lines insurance business in the U.S. Excess and surplus lines insurance is specialty property and liability coverage that an insurer not licensed to write insurance in a particular jurisdiction is permitted to provide to insureds when the specific specialty coverage is unavailable from admitted insurers. This is often called writing insurance on a non-admitted basis. Everest Indemnity is licensed in Delaware and is eligible to write business on a non-admitted basis in 49 states, the District of Columbia and Puerto Rico. The majority of Everest Indemnity’s business is reinsured by its parent, Everest Re.

o	Everest Security Insurance Company (“Everest Security”), formerly Southeastern Security Insurance Company, a Georgia insurance company and a direct subsidiary of Everest Re, was acquired in January 2000 and writes property and casualty insurance on an admitted basis in Georgia and Alabama. The majority of Everest Security’s business is reinsured by its parent, Everest Re.

o	Mt. McKinley Managers, L.L.C. (“Managers”), a New Jersey limited liability company and a direct subsidiary of Holdings, is licensed in New Jersey as an insurance producer. An insurance producer is any intermediary, such as an agent or broker, which acts as the conduit between an insurance company and an insured. Managers, which is licensed to act in New Jersey as an insurance producer in connection with policies written on both an admitted and a non-admitted basis, is the underwriting manager for Everest Indemnity.

o	Mt. McKinley (f/k/a Gibraltar Casualty Company, “Gibraltar”), a Delaware insurance company and a direct subsidiary of Holdings, was acquired by Holdings in September 2000 from The Prudential Insurance Company of America (“The Prudential”). Mt. McKinley was formed by Everest Re in 1978 to engage in the excess and surplus lines insurance business in the U.S. In 1985, Mt. McKinley ceased writing new and renewal insurance and now its ongoing operations relate to servicing claims arising from its previously written business. Mt. McKinley was a subsidiary of Everest Re until 1991 when Everest Re distributed the stock of Mt. McKinley to a wholly-owned subsidiary of The Prudential.

o	Everest Re Holdings, Ltd. ("Everest Ltd."), a Bermuda company and a direct subsidiary of Everest Re, was formed in 1998 and owned Everest Re Ltd., a United Kingdom company that was dissolved after its reinsurance operations were converted into branch operations of Everest Re. Everest Ltd. holds $80.3 million of investments and cash, the management of which constitutes its principal operations.

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

There are two basic types of reinsurance arrangements: treaty and facultative reinsurance. In treaty reinsurance, the ceding company is obligated to cede and the reinsurer is obligated to assume a specified portion of a type or category of risks insured by the ceding company. Treaty reinsurers do not separately evaluate each of the individual risks assumed under their treaties and, consequently, after a review of the ceding company’s underwriting practices, are largely dependent on the original risk underwriting decisions made by the ceding company. In facultative reinsurance, the ceding company cedes and the reinsurer assumes all or part of the risk under a single insurance contract. Facultative reinsurance is negotiated separately for each insurance contract that is reinsured. Facultative reinsurance normally is purchased by ceding companies for individual risks not covered by their reinsurance treaties, for amounts in excess of the dollar limits of their reinsurance treaties and for unusual risks.

Both treaty and facultative reinsurance can be written on either a pro rata basis or an excess of loss basis. Under pro rata reinsurance, the ceding company and the reinsurer share the premiums as well as the losses and expenses in an agreed proportion. Under excess of loss reinsurance, the reinsurer indemnifies the ceding company against all or a specified portion of losses and expenses in excess of a specified dollar amount, known as the ceding company’s retention or reinsurer’s attachment point, generally subject to a negotiated reinsurance contract limit.

In pro rata reinsurance, the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company’s cost of acquiring the business being reinsured (commissions, premium taxes, assessments and miscellaneous administrative expense). Premiums paid by the ceding company to a reinsurer for excess of loss reinsurance are not directly proportional to the premiums that the ceding company receives because the reinsurer does not assume a proportionate risk. There is usually no ceding commission on excess of loss reinsurance.

Reinsurers may purchase reinsurance to cover their own risk exposure. Reinsurance of a reinsurer’s business is called a retrocession. Reinsurance companies cede risks under retrocessional agreements to other reinsurers, known as retrocessionaires, for reasons similar to those that cause insurers to purchase reinsurance: to reduce net liability on individual or classes of risks, protect against catastrophic losses, stabilize financial ratios and obtain additional underwriting capacity.

Reinsurance can be written through intermediaries, generally professional reinsurance brokers, or directly with ceding companies. From a ceding company’s perspective, both the broker and the direct distribution channels have advantages and disadvantages. A ceding company’s decision to select one distribution channel over the other will be influenced by its perception of such advantages and disadvantages relative to the reinsurance coverage being placed.

Business Strategy

The Company’s underwriting strategies seek to capitalize on its financial strength and capacity, its employee expertise and its flexibility to offer multiple products through multiple distribution channels. The Company’s strategies include effective management of the property and casualty underwriting cycle, which refers to the tendency of insurance premiums, profits and the demand for and availability of coverage to rise and fall over time. The Company also seeks to manage its catastrophe exposures and retrocessional costs. Efforts to control expenses and to operate in a cost-efficient manner are also a continuing focus for the Company.

The Company’s products include: (1) the full range of property and casualty reinsurance and insurance coverages, including marine, aviation, surety, errors and omissions liability (“E&O”), directors’ and officers’ liability (“D&O”), medical malpractice, other specialty lines, accident and health (“A&H”) and workers’ compensation. The Company’s product distribution includes direct and broker reinsurance channels; U.S. and international markets; treaty and facultative reinsurance and admitted and non-admitted insurance.

The Company’s underwriting strategy emphasizes underwriting profitability rather than premium volume, writing specialized property and casualty risks and integration of underwriting expertise across all underwriting units. Key elements of this strategy are prudent risk selection, appropriate pricing through strict underwriting discipline and continuous adjustment of the Company’s business mix to respond to changing market conditions. The Company focuses on reinsuring companies that effectively manage the underwriting cycle through proper analysis and pricing of underlying risks and whose underwriting guidelines and performance are compatible with its objectives.

The Company’s underwriting strategy also emphasizes flexibility and responsiveness to changing market conditions, such as increased demand or favorable pricing trends. The Company believes that its existing strengths, including its broad underwriting expertise, U.S. and international presence, strong financial ratings and substantial capital, facilitate adjustments to its mix of business geographically, by line of business and by type of coverage, allowing it to capitalize on those market opportunities that provide the greatest potential for underwriting profitability. The Company’s insurance operations complement these strategies by allowing the Company access to business that would not likely be available to it on a reinsurance basis. The Company carefully monitors its mix of business across all operations to avoid inappropriate concentrations of geographic or other risk.

Capital Transactions

The Company’s business operations are in part dependent on the Company’s financial strength, and the market’s perception thereof, as measured by stockholders’ equity, which was $1,546.9 million and $1,266.4 million at December 31, 2003 and 2002, respectively. The Company has flexibility with respect to capitalization as the result of its perceived financial strength, including its financial strength ratings as assigned by independent rating agencies, and its access to the debt, and through its parent, equity markets. The Company continuously monitors its capital and financial position, as well as investment and security market conditions, both in general and with respect to the Company’s securities, and responds accordingly.

Group filed a shelf registration statement on Form S-3 with the SEC that provides for the issuance of up to $975 million of securities. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Everest Re Capital Trust II and III are authorized to issue trust preferred securities. The registration statement was declared effective by the SEC on December 22, 2003.

In November 2002, pursuant to a trust agreement between Holdings and JPMorgan Chase Bank, the property trustee, and Chase Manhattan Bank USA, the Delaware trustee, Capital Trust completed a public offering of $210.0 million of 7.85% trust preferred securities, resulting in net proceeds of $203.4 million. The proceeds of the issuance were used to purchase $210.0 million of 7.85% junior subordinated debt securities of Holdings that will be held in trust by the property trustee for the benefit of the holders of the trust preferred securities.

Capital Trust will redeem all of the outstanding trust preferred securities when the junior subordinated debt securities are paid at maturity on November 15, 2032. Holdings may elect to redeem the junior subordinated debt securities, in whole or in part, at any time after November 14, 2007. If such an early redemption occurs, the outstanding trust preferred securities would also be proportionately redeemed.

On March 14, 2000, Holdings completed a public offering of $200 million principal amount of 8.75% senior notes due March 15, 2010 and $250 million principal amount of 8.50% senior notes due March 15, 2005. During 2000, the net proceeds of these offerings and additional funds were distributed by Holdings to Group.

Ratings

The following table shows the financial strength ratings of the Company’s operating subsidiaries as reported by A.M. Best, Standard & Poor’s Rating Services (“Standard & Poor’s”) and Moody’s Investors Service, Inc. (“Moody’s”). These ratings are shared with and partially dependent upon the ratings of Group and its other subsidiaries and are based upon factors of concern to policyholders and should not be considered an indication of the degree or lack of risk involved in an equity investment in an insurance company.

Operating Subsidiary	A.M. Best	Standard & Poor’s	Moody’s

Everest Re	A+ (Superior)	AA- (Very Strong)	Aa3 (Excellent)
Everest National	A+ (Superior)	AA- (Very Strong)	Not Rated
Everest Indemnity	A+ (Superior)	Not Rated	Not Rated
Everest Security	A+ (Superior)	Not Rated	Not Rated
Mt. McKinley	Not Rated	Not Rated	Not Rated

A.M. Best states that the “A+” (“Superior”) rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing obligations to policyholders based on A.M. Best’s comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile. The “A+” (“Superior”) rating is the second highest of fifteen ratings assigned by A.M. Best, which range from “A++” (“Superior”) to “F” (“In Liquidation”). Additionally, A.M. Best has five classifications within the “Not Rated” category. Standard & Poor’s states that the “AA-” rating is assigned to those insurance companies which, in its opinion, have very strong financial security characteristics with respect to their ability to pay under its insurance policies and contracts in accordance with their terms. The “AA-” rating is the fourth highest of nineteen ratings assigned by Standard & Poor’s, which range from “AAA” to “R”. Ratings from AA to CCC may be modified by the use of a plus or minus sign to show relative standing of the insurer within those rating categories. Moody’s states that insurance companies rated “Aa” offer excellent financial security. Together with the Aaa rated companies, Aa rated companies constitute what are generally known as high-grade companies, with Aa rated companies generally having somewhat larger long-term risks. Moody’s rating gradations are shown through the use of nine distinct symbols, each symbol representing a group of ratings in which the financial security is broadly the same. The “Aa3” (Excellent) rating is the fourth highest of ratings assigned by Moody’s, which range from “Aaa” (Exceptional) to “C” (Lowest). Moody’s appends numerical modifiers 1,2 and 3 to each generic rating classification from Aa through Caa. Numeric modifiers are used to refer to the ranking within a group – with 1 being the highest and 3 being the lowest.

Subsidiaries other than Everest Re may not be rated by some or any rating agencies because such ratings are not considered essential by the individual subsidiary’s customers or because of the limited nature of the subsidiary’s operations. In particular, Mt. McKinley is not rated because it is in run-off status.

The following table shows the debt ratings by A.M. Best, Standard & Poor’s and Moody’s of the Company’s senior notes due March 15, 2005, the Company’s senior notes due March 15, 2010 and Capital Trust’s trust preferred securities due November 15, 2032, all of which are considered investment grade. Debt ratings are a current assessment of the credit worthiness of an obligor with respect to a specific obligation.

	A.M. Best	Standard & Poor’s	Moody’s

Senior Notes	a	A-	A3
Trust Preferred Securities	a-	BBB	Baa1

A debt rating of “a” or “a-” is assigned by A.M. Best where the issuer, in A.M. Best’s opinion, has a strong ability to meet the terms of the obligation. The “a” and “a-” ratings are the sixth and seventh highest of 19 ratings assigned by A.M. Best, which range from “aaa” to “ccc”. A debt rating of “A-” is assigned by Standard & Poor’s where the obligor has a strong capacity to meet its financial commitment on the obligation, although it is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than obligations in higher rated categories. Standard & Poor’s assigns a debt rating of “BBB” to issues that exhibit adequate protection parameters although adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitment on the obligation. The “A-” and “BBB” ratings from Standard & Poor’s are the seventh and ninth highest of 24 ratings assigned by Standard & Poor’s, which range from “AAA” to “D”. According to Moody’s, a debt rating of “A3” is assigned to issues that are considered upper-medium-grade obligations and subject to low credit risk. Obligations rated “Baa1” are subject to moderate credit risk and are considered medium-grade and as such may possess certain speculative characteristics. The “A3” and “Baa1” ratings are the seventh and eighth highest of 21 ratings assigned by Moody’s, which range from “AAA” to “C”.

All of the above-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies.

The Company believes that its ratings, in general, are important to its operations because they provide the Company’s customers and investors with an independent assessment of the Company’s underlying financial strength using a scale that provides for relative comparisons.

Competition

The worldwide reinsurance and insurance businesses are highly competitive, yet cyclical by product and market. Competition with respect to the types of reinsurance and insurance business in which the Company is engaged is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, A.M. Best’s and/or Standard & Poor’s rating of the reinsurer or insurer, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. The Company competes in the U.S. and international reinsurance and insurance markets with numerous international and domestic reinsurance and insurance companies. The Company’s competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s. Some of these competitors have greater financial resources than the Company and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the potential for securitization of reinsurance and insurance risks through capital markets provides an additional source of potential reinsurance and insurance capacity and competition.

In 2003, the improving market trends established in 2000 and 2001 have continued, generally sustaining upward pressure on pricing, continued constriction of terms, conditions and coverages and constrained capacity. There are signs that pressures for incremental firming have abated for property classes, but these are partially offset by signs that pressures for incremental firming continue for casualty classes in general. More broadly, the industry remains exposed to fundamental issues that negatively impacted its aggregate capacity in 2002, including weak investment market conditions and adverse loss emergence, both of which have continued to depress the industry’s aggregate financial performance and affect perceptions of the financial strength of industry participants. These factors suggest that the current favorable market conditions are likely to persist until further corrective actions, possibly combined with improving investment market conditions, restore more normal competitive conditions.

These current trends reflect a clear reversal of the general trend from 1987 through 1999, which were characterized by increasingly competitive global market conditions across most lines of business, as reflected by decreasing prices and broadening contract terms. The earlier trend resulted from a number of factors, including the emergence of significant reinsurance capacity in Bermuda, changes in the Lloyd’s market, consolidation and increased capital levels in the insurance and reinsurance industries, as well as the emergence of new reinsurance and financial products addressing traditional exposures in alternative fashions. Many of these factors continue to operate and may take on additional importance as the result of the firming market conditions that have emerged.

The terrorist attacks on September 11, 2001 (the “September 11 attacks”) solidified and amplified the trend reversal that began in 2000. These attacks resulted in losses which reduced industry capacity and were of sufficient magnitude to cause most companies to reassess their capital position, tolerance for risk, exposure control mechanisms and the pricing terms and conditions at which they are willing to take on risk. The gradual and variable improving trend that had been apparent through 2000 and earlier in 2001 firmed significantly after the September 11 attacks. This firming generally took the form of immediate and significant upward pressure on prices, more restrictive terms and conditions and a reduction of coverage limits and capacity availability. Such pressures were widespread, with variability depending on the product and markets involved, but mainly depending on the characteristics of the underlying risk exposures. The magnitude of the changes was sufficient to create temporary disequilibrium in some markets as individual buyers and sellers adapted to changes in both their internal and market dynamics.

Through 2002 reinsurance and insurance markets generally continued to firm, reflecting the continuing implications of losses arising from the September 11 attacks as well as aggregate company reactions to broad and growing recognition that competition in the late 1990s reached extremes in many classes and markets, which ultimately led to inadequate pricing and overly broad terms, conditions and coverages. The effect of these extremes, which had become apparent through excessive loss emergence, varied widely by company depending on product offerings, markets accessed, underwriting and operating practices, competitive strategies and business volumes. Across all market participants, however, the aggregate general effect was impaired financial results and erosion of the industry capital base. Coupled with deteriorating investment market conditions and results, and renewed concerns regarding longer term industry specific issues, including asbestos exposure and sub-par capital returns, these financial impacts introduced substantial, and in some cases extreme, pressure for the initiation and/or strengthening of corrective action by individual market participants. These pressures, aggregating across industry participants, resulted in firming prices, more restrictive terms and conditions, tightened coverage availability across most classes and markets and increasing concern with respect to the financial security of insurance and reinsurance providers, impacts which set the stage for the 2003 trends discussed above.

The Company is generally encouraged by recent industry developments, which have operated to its advantage, and more broadly, by continued favorable current market conditions. However, the Company cannot predict with any reasonable certainty whether and to what extent these conditions will persist.

Employees

As of March 1, 2004, the Company employed 377 persons. Management believes that its employee relations are good. None of the Company’s employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports are available free of charge through the Company’s internet website at http://www.everestre.com as soon as reasonably practicable after such reports are electronically filed with the SEC.

ITEM 2. Properties

Everest Re’s corporate offices are located in approximately 115,000 square feet of leased office space in Liberty Corner, New Jersey. The Company’s other eleven locations occupy a total of approximately 56,000 square feet, all of which are leased. Management believes that the above-described office space is adequate for its current and anticipated needs.

ITEM 3. Legal Proceedings

The Company does not believe that there are any material pending legal proceedings to which it or any of its subsidiaries is a party or of which any of their property is the subject.

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

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information and Holder of Common Stock

As of December 31, 2003, all of the Company’s common stock was owned by Group and was not publicly traded.

Dividend History and Restrictions

The Company did not pay any dividends during 2003, 2002 and 2001. The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition, business needs and growth objectives, capital and surplus requirements of operating subsidiaries, regulatory restrictions, rating agency considerations and other factors. As an insurance holding company, the Company is dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its stockholder. The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law. Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $1.1 billion at December 31, 2003, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner. During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of an insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year. Under this definition, the maximum amount that will be available for the payment of dividends by Everest Re in 2004 without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $171.6 million. See Note 14A of Notes to Consolidated Financial Statements.

Recent Sales of Unregistered Securities

None.

ITEM 6. Selected Financial Data

Information for this Item 6 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations of the Company. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto presented under ITEM 8.

Restructuring

On February 24, 2000, a corporate restructuring was completed and Group became the new parent holding company of the Company, which remains the holding company for Group’s U.S. based operations. Holders of the Company’s common stock automatically became holders of the same number of Group’s common shares. See ITEM 1, “Business – The Company” for a further discussion.

Acquisitions

On September 19, 2000, the Company completed the acquisition of all of the issued and outstanding capital stock of Gibraltar from The Prudential for $51.8 million, which approximated book value. As a result of the acquisition, Gibraltar became a wholly-owned subsidiary of the Company and, immediately following the acquisition, its name was changed to Mt. McKinley. In connection with the acquisition of Mt. McKinley, which has significant exposure to asbestos and environmental (“A&E”) claims, Prudential Property and Casualty Insurance Company of Indiana (“Prupac”), a subsidiary of The Prudential, provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley’s reserves as of September 19, 2000. In addition, The Prudential guaranteed Prupac’s obligation to Mt. McKinley. There were $81.1 million, $56.7 million and $22.2 million of cessions under this reinsurance for years ended December 31, 2003, 2002 and 2001, respectively, exhausting the limit available under this contract.

In connection with the Mt. McKinley acquisition, Prupac also provided excess of loss reinsurance for 100% of the first $8.5 million of loss with respect to certain of Mt. McKinley’s retrocessions and potentially uncollectible reinsurance coverage. There were no cessions under this reinsurance for the years ended December 31, 2003 and 2002, maintaining the limit available under the contract at $2.4 million. There was $3.6 million of cessions under this reinsurance for the year ended December 31, 2001.

Mt.     McKinley, a run-off property and casualty insurer in the U.S., had a long relationship with the Company and its principal operating company, Everest Re. Mt. McKinley was formed in 1978 by Everest Re and wrote insurance until 1985, when it was placed in run-off. In 1991, Mt. McKinley became a subsidiary of The Prudential. Mt. McKinley is also a reinsurer of Everest Re. Under a series of transactions dating to 1986, Mt. McKinley reinsured several components of Everest Re’s business. In particular, Mt. McKinley provided stop loss reinsurance protection, in connection with the Company’s October 5, 1995 initial public offering, for any adverse loss development on Everest Re’s June 30, 1995 (December 31, 1994 for catastrophe losses) reserves, with $375.0 million in limits, of which $103.9 million remains available (the “Stop Loss Agreement”). The Stop Loss Agreement and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the acquisition. However, these contracts became transactions with affiliates effective on the date of the Mt. McKinley acquisition. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm’s-length consideration, all of its net insurance exposures and reserves to Bermuda Re.

Industry Conditions

The worldwide reinsurance and insurance businesses are highly competitive yet cyclical by product and market. Competition with respect to the types of reinsurance and insurance business in which the Company is engaged is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, A.M. Best’s and/or Standard & Poor’s rating of the reinsurer or insurer, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. The Company competes in the U.S. and international reinsurance and insurance markets with numerous international and domestic reinsurance and insurance companies. The Company’s competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s. Some of these competitors have greater financial resources than the Company and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the potential for securitization of reinsurance and insurance risks through capital markets provides an additional source of potential reinsurance and insurance capacity and competition.

In 2003, the improving market trends established in 2000 and 2001 have continued generally sustaining upward pressure on pricing, continued constriction of terms, conditions and coverages and constrained capacity. There are signs that pressures for incremental firming have abated for property classes, but these are partially offset by signs that pressures for incremental firming continue for casualty classes in general. More broadly, the industry remains exposed to fundamental issues that negatively impacted its aggregate capacity in 2002, including weak investment market conditions and adverse loss emergence, both of which have continued to depress the industry’s aggregate financial performance and affect perceptions of the financial strength of industry participants. These factors suggest that the current favorable market conditions are likely to persist until further corrective actions, possibly combined with improving investment market conditions, restore more normal competitive conditions.

These current trends reflect a clear reversal of the general trend from 1987 through 1999, which were characterized by increasingly competitive global market conditions across most lines of business, as reflected by decreasing prices and broadening contract terms. The earlier trend resulted from a number of factors, including the emergence of significant reinsurance capacity in Bermuda, changes in the Lloyd’s market, consolidation and increased capital levels in the insurance and reinsurance industries, as well as the emergence of new reinsurance and financial products addressing traditional exposures in alternative fashions. Many of these factors continue to operate and may take on additional importance as the result of the firming market conditions that have emerged.

The September 11 attacks solidified and amplified the trend reversal that began in 2000. These attacks resulted in losses which reduced industry capacity and were of sufficient magnitude to cause most companies to reassess their capital position, tolerance for risk, exposure control mechanisms and the pricing terms and conditions at which they are willing to take on risk. The gradual and variable improving trend that had been apparent through 2000 and earlier in 2001 firmed significantly after the September 11 attacks. This firming generally took the form of immediate and significant upward pressure on prices, more restrictive terms and conditions and a reduction of coverage limits and capacity availability. Such pressures were widespread with variability depending on the product and markets involved, but mainly depending on the characteristics of the underlying risk exposures. The magnitude of the changes was sufficient to create temporary disequilibrium in some markets as individual buyers and sellers adapted to changes in both their internal and market dynamics.

Through 2002 reinsurance and insurance markets generally continued to firm, reflecting the continuing implications of losses arising from the September 11 attacks as well as aggregate company reactions to broad and growing recognition that competition in the late 1990s reached extremes in many classes and markets, which ultimately led to inadequate pricing and overly broad terms, conditions and coverages. The effect of these extremes, which had become apparent through excessive loss emergence, varied widely by company depending on product offerings, markets accessed, underwriting and operating practices, competitive strategies and business volumes. Across all market participants, however, the aggregate general effect was impaired financial results and erosion of the industry capital base. Coupled with deteriorating investment market conditions and results, and renewed concerns regarding longer term industry specific issues, including asbestos exposure and sub-par capital returns, these financial impacts introduced substantial, and in some cases extreme, pressure for the initiation and/or strengthening of corrective action by individual market participants. These pressures, aggregating across industry participants, resulted in firming prices, more restrictive terms and conditions, tightened coverage availability across most classes and markets and increasing concern with respect to the financial security of insurance and reinsurance providers, impacts which set the stage for the 2003 trends discussed above.

The Company is generally encouraged by recent industry developments, which have operated to its advantage, and more broadly, by continued favorable current market conditions. However, the Company cannot predict with any reasonable certainty whether and to what extent these conditions will persist.

Financial Summary

The Company's management monitors and evaluates overall Company performance based principally upon underwriting and financial results. The following is a three year summary of consolidated underwriting results and net income:

(Dollars in thousands)	2003	2002	2001

Gross written premiums	$4,293,608	$2,755,422	$1,849,800
Net written premiums	3,087,623	2,189,519	1,416,928
Premiums earned	$2,757,724	$1,957,346	$1,333,501
Incurred losses and loss
adjustment expenses	1,999,667	1,398,953	1,079,219
Commission, brokerage, taxes
fees	595,486	488,435	393,645
Other underwriting expenses	83,624	64,237	53,913

Underwriting gain (loss)	78,947	5,721	(193,276)
Net investment income	284,322	257,922	265,924
Net realized capital loss	(22,883)	(53,127)	(15,745)
Net derivative expense	--	(3,466)	(7,020)
Corporate expenses	(2,111)	(823)	(1,379)
Distributions related to trust
preferred securities	(16,485)	(2,091)	--
Interest expense	(40,293)	(42,417)	(46,004)
Other (expense) income	(13,976)	(21,847)	26,565

Income before taxes	267,521	139,872	29,065
Income tax expense (benefi	61,036	24,769	(9,185)

Net Income	$206,485	$115,103	$38,250

Loss ratio	72.5%	71.5%	80.9%
Commission and expense ratio	21.6	24.9	29.5
Other underwriting expense ratio	3.1	3.3	4.2

Combined ratio	97.2%	99.7%	114.6%

As indicated in the preceding Industry Conditions section, the reinsurance and insurance industry has experienced very favorable market conditions over the past three years. The favorable market conditions coupled with the Company’s financial strength, strategic positioning and market and underwriting expertise enabled it to significantly increase its volume of business. As a result, gross written premiums for the year ended December 31, 2003 increased by 55.8% compared with the year ended December 31, 2002, which had increased 49.0% compared with the year ended December 31, 2001. Gross written premiums for the year ended December 31, 2001 had increased by 34.6% compared with the year ended December 31, 2000. Due to the nature of its businesses, the Company is unable to precisely differentiate the effects of price changes as compared to changes in exposure. Similarly, because individual reinsurance arrangements often reflect revised coverages, structuring, pricing, terms and/or conditions from period to period, the Company is unable to differentiate between the premium volumes attributable to new business as compared to renewal business. Management believes however, that on balance, during the past three years, the more significant component of growth related to growth in exposures underwritten with a lesser but still significant component relating to increased pricing and/or improved terms and conditions. Management believes further that market conditions are generally more favorable for casualty business classes than for property business classes; however, management notes that it continues to see business opportunities in virtually all operating classes and markets. Although premium volumes have increased significantly, the Company continues to decline business that does not meet its objectives regarding underwriting profitability.

The other components of underwriting gain (loss) are highly correlated to the level of premium volume. The amount of net written premiums reflects gross written premiums less ceded premiums. Premiums ceded were $1,206.0 million (28.1% of gross written premiums), $565.9 million (20.5% of gross written premiums) and $432.9 million (23.4% of gross written premiums) for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in ceded premiums was principally attributable to a quota share agreement between Everest Re and Bermuda Re whereby 25% and 20% of Everest Re’s net retained liabilities on all new and renewal policies for underwriting years 2003 and 2002, respectively, were ceded to Bermuda Re. Under this agreement, $980.0 million and $372.9 million were ceded for the years ended December 31, 2003 and 2002, respectively. Ceded premiums also included adjustment premiums related to claims made under the Company’s accident year aggregate excess of loss retrocessional programs. The amount of the adjustment premiums was $49.6 million, $54.5 million and $139.4 million for years ended December 31, 2003, 2002 and 2001, respectively. The larger amount of adjustment premium for 2001 relates primarily to losses ceded in conjunction with the September 11 attacks and the Enron bankruptcy.

Incurred losses and loss adjustment expenses (“LAE”) also increased as a result of the increased premium volume. However, the percentage increase in losses was less than the percentage increase in premium volume since part of the premium increase represented improvement in pricing, terms and conditions, as opposed to an increase in exposures. Partially offsetting the impact of improved pricing was the effect of prior year loss reserve strengthening. The increase in losses relating to prior period reserve strengthening was $229.0 million and $119.2 million for years ended December 31, 2003, and 2002, respectively. There was a $5.2 million decrease to prior period loss provisions for the year ended December 31, 2001. Three active classes of business are the principal contributors to the 2003 and 2002 reserve strengthening: professional liability reinsurance, general casualty reinsurance and workers’ compensation insurance.

In the professional liability reinsurance class, the late 1990s and early 2000s saw a proliferation of claims relating to bankruptcies and other corporate, financial and/or management improprieties. This resulted in an increase in the frequency and severity of claims on the professional liability policies reinsured by the Company. In the general casualty area, the Company continues to experience claim frequency and severity greater than expected in the Company’s pricing and reserving assumptions, particularly for accident years 1998 through 2001. These losses reflect unfavorable trends in litigation and economic variability. With respect to both of these classes, another factor was the increasingly competitive conditions in insurance and reinsurance markets during this period. While the Company seeks to manage the impact of competitive condition changes on its results, it is generally unable to divorce itself entirely from the underlying industry cycles of its principal business.

In the workers’ compensation insurance class, the majority of which was written in California, the Company has experienced adverse development primarily for accident years 2001 and 2002. As a result of significant growth in this book of business in a challenging business environment, the Company’s writings in this class were relatively more subject to variability than are some of its more established and/or stable lines of business. Although cumulative results through 2003 continue to be profitable for this book of business, there has been some deterioration in claim frequency and severity related to accident years 2001 and 2002, which the Company generally attributes to the growth of this portfolio of business.

The Company’s reserving methodologies continuously monitor the emergence of loss and loss development trends, seeking on a timely basis, to both adjust reserves, for the impact of trend shifts and to factor the impact of such shifts into its underwriting and pricing on a prospective basis.

Commission, brokerage and tax expense also increased as a result of the increasing premium volume as these generally vary in direct proportion to premium. However, the percentage increase was generally less than the percentage increase in premium volume, reflecting the generally improving market conditions, which tend to provide the Company a relatively greater ability to exert downward pressure on commission and brokerage rates.

The increase in net investment income to $284.3 million, $257.9 million and $265.9 million for the years ended December 31, 2003, 2002 and 2001, respectively, is also correlated to the increased premium volume. Premiums are generally collected over the first 12 to 15 months of the reinsurance contract while related losses are typically paid out over numerous years, resulting in an increase in cash flow when premiums are increasing. The Company’s cash flow from operations was $1,051.0 million, $425.2 million and $303.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. Coupled with the issuance of trust preferred securities in November 2002, this facilitated the growth in the Company’s total investments and cash to $6,405.9 million, $5,142.7 million and $4,469.8 million as of December 31, 2003, 2002 and 2001, respectively. The impact on net investment income resulting from the growth in the investment portfolio was partially offset by an overall decline in interest rates during this same time period.

Net realized capital losses of $22.9 million, $53.1 million and $15.7 million for the years ended December 31, 2003, 2002 and 2001, respectively, were primarily the result of write-downs in the value of securities deemed to be impaired on an other than temporary basis, partially offset by realized gains.

The Company generated an income tax expense of $61.0 million and $24.8 million for the years ended December 31, 2003 and 2002, respectively, generally reflecting improved underwriting and investment income results. The income tax benefit of $9.2 million for the year ended December 31, 2001 primarily reflected a tax benefit from various unusual loss events in 2001, in particular the September 11 attacks and Enron, which were partially offset by taxable income on a former client’s demutualization.

The increase in net income to $206.5 million and $115.1 million for the years ended December 31, 2003 and 2002, respectively, generally reflects improved underwriting and investment results partially offset by increased income taxes. The net income of $38.3 million for the year ended December 31, 2001 reflects the impact of the unusual loss events in 2001. As a result of the September 11 attacks, the Company incurred pre-tax losses in 2001, based on an estimate of ultimate exposure developed through a review of its coverages, of $213.2 million gross of reinsurance and $55.0 million net of reinsurance. Associated with this reinsurance was $60.0 million of pre-tax charges, predominantly from adjustment premiums, which resulted in a total pre-tax loss from the September 11 attacks of $115.0 million. After tax recoveries relating specifically to this unusual loss event, the net loss from the September 11 attacks totaled $75.0 million. Over 90% of the losses ceded by the Company were pursuant to treaties where the reinsurers’ obligations are secured, which the Company believes eliminates material reinsurance collection risk. As a result of the Enron bankruptcy, the Company incurred losses in 2001, amounting to $18.6 million after-tax and net of reinsurance. This unusual loss reflected all of the Company’s exposures to this event, including underwriting, credit and investment. Impact on net income of the above-mentioned unusual 2001 events was partially offset by non-recurring income in 2001 received from a former client’s demutualization.

The Company’s stockholders’ equity increased to $1,546.9 million, $1,266.4 million and $1,111.4 million as of December 31, 2003, 2002 and 2001, respectively. This increase is due to increased net income and increased unrealized appreciation on the Company’s investments. Management believes that the Company generally has sufficient capital and resources to meet its known obligations.

Segment Information

The Company, through its subsidiaries, operates in four segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting and International. The U.S. Reinsurance operation writes property and casualty reinsurance on both a treaty and facultative basis through reinsurance brokers as well as directly with ceding companies within the U.S. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the U.S. The Specialty Underwriting operation writes A&H, marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through the Company’s branches in London, Canada, and Singapore, in addition to foreign business written through the Company’s Miami and New Jersey offices.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments principally based upon their underwriting results. For selected financial information regarding these segments, see Note 17 of Notes to Consolidated Financial Statements.

The following tables present the relevant underwriting results for the operating segments for the three years ended December 31, 2003, 2002 and 2001.

U.S. Reinsurance

(Dollars in thousands)	2003	2002	2001

Gross written premiums	$1,752,302	$894,555	$610,439
Net written premiums	1,299,523	730,827	460,801

Premiums earned	$1,060,338	$658,131	$497,600
Incurred losses and loss
adjustment expenses	764,794	501,000	449,635
Commission and brokerage	262,339	163,808	148,807
Other underwriting expenses	21,672	18,876	15,211

Underwriting gain (loss)	$11,533	$(25,553)	$(116,053)

U.S. Insurance

(Dollars in thousands)	2003	2002	2001

Gross written premiums	$1,069,527	$821,442	$502,368
Net written premiums	741,202	553,974	361,169

Premiums earned	$683,968	$465,719	$294,225
Incurred losses and loss
adjustment expenses	520,360	345,326	211,311
Commission and brokerage	104,121	111,562	63,512
Other underwriting expenses	38,569	25,802	19,185

Underwriting gain (loss)	$20,918	$(16,971)	$217

Specialty Underwriting

(Dollars in thousands)	2003	2002	2001

Gross written premiums	$502,888	$488,583	$414,029
Net written premiums	385,684	448,912	402,145

Premiums earned	$399,194	$424,666	$371,805
Incurred losses and loss
adjustment expenses	289,254	291,772	330,841
Commission and brokerage	100,720	120,440	102,144
Other underwriting expenses	6,475	6,363	5,688

Underwriting gain (loss)	$2,745	$6,091	$(6,868)

International

(Dollars in thousands)	2003	2002	2001

Gross written premiums	$968,891	$550,842	$322,964
Net written premiums	661,214	455,806	192,813

Premiums earned	$614,224	$408,830	$169,871
Incurred losses and loss
adjustment expenses	425,259	260,855	87,432
Commission and brokerage	128,306	92,625	79,182
Other underwriting expenses	16,908	13,196	13,829

Underwriting gain (loss)	$43,751	$42,154	$(10,572)

The Company has recently announced that one of its subsidiaries, Everest Re, has reached agreement to sell its United Kingdom branch to a related company, Bermuda Re. Business for this branch is currently reported through the International segment; however, upon completion of the transaction, the business will no longer be part of the Company’s operating results. As such, appropriate disclosures will be made in future filings to address the segment financial fluctuations resulting from the transfer.

The Company has also recently announced that another subsidiary, Everest National, has opened a regional office in California to better serve its western U.S. Insurance business. The additional office will not affect segment reporting.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Premiums.     Gross written premiums increased 55.8% to $4,293.6 million in 2003 from $2,755.4 million in 2002, as the Company took advantage of the general firming of rates, terms and conditions and selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 95.9% ($857.7 million) increase in the U.S. Reinsurance operation, principally related to a $519.4 million increase in treaty casualty business, a $253.9 million increase in treaty property business and a $62.8 million increase in facultative business. The International operation increased 75.9% ($418.0 million) primarily due to a $256.9 million increase in premiums from the London branch, a $79.6 million increase in international business written through the home office representing primarily Latin American business and a $67.4 million increase to Canadian business. The U.S. Insurance operation grew 30.2% ($248.1 million) principally as a result of a $73.2 million increase in excess and surplus lines insurance and an $89.5 million increase in workers’ compensation. The Specialty Underwriting operation increased 2.9% ($14.3 million) resulting primarily from a $38.0 million increase in A&H business and a $19.0 million decrease in marine and aviation. Ceded premiums increased to $1,206.0 million in 2003 from $565.9 million in 2002. This increase was principally attributable to $980.0 million of ceded premiums relating to quota share reinsurance agreements between Everest Re and Bermuda Re. Under these agreements Everest Re ceded to Bermuda Re 25% of its net retained liability on all new and renewal policies written for underwriting year 2003, Everest Re ceded to Bermuda Re 20% of its net retained liability on all new and renewal policies written for underwriting year 2002, and Everest Re’s Canadian branch ceded to Bermuda Re 50% of its net retained liability on all new and renewal property policies written for the 2003 underwriting year. In addition, ceded premiums for 2003 included $49.6 million in adjustment premium for the Company’s corporate retrocessional programs, while ceded premiums for 2002 included $5.1 million and $49.4 million in adjustment premium relating to claims made under the 2001 and 2000 accident year aggregate excess of loss elements of the Company’s corporate retrocessional programs, respectively.

Net written premiums increased by 41.0% to $3,087.6 million in 2003 from $2,189.5 million in 2002, reflecting the increase in gross written premiums, combined with the growth in ceded premiums.

Premium Revenues. Net premiums earned increased by 40.9% to $2,757.7 million in 2003 from $1,957.3 million in 2002. Contributing to this increase was a 61.1% ($402.2 million) increase in the U.S. Reinsurance operation, a 46.9% ($218.2 million) increase in the U.S. Insurance operation and a 50.2% ($205.4 million) increase in the International operation, which was partially offset by a 6.0% ($25.5 million) decrease in the Specialty Underwriting operation. All of these changes reflect period to period changes in net written premiums and business mix together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and terms different from those of expiring contracts. As premium reporting and earnings and loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

Expenses.     Incurred loss and LAE increased by 42.9% to $1,999.7 million in 2003 from $1,399.0 million in 2002. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned, the impact of changes in the Company’s mix of business and reserve adjustments for prior period losses.

Net prior period reserve adjustments for non-A&E exposures for the year ended December 31, 2003 were $212.3 million, which amount is net of a 2000 accident year cession of $85.0 million, and were comprised of an $133.3 million increase relating principally to the casualty exposures (including D&O liability exposures) in the U.S. Reinsurance operation, a $24.3 million decrease relating to the surety exposures in the Specialty Underwriting operation, a $44.6 million increase relating mainly to the casualty exposures of the London and Canadian branch elements in the International operation and a $58.7 million increase relating to the workers’ compensation exposures in the U.S. Insurance operation. The increase for the U.S. Insurance operation relates to the 2001 and 2002 accident exposure years and all other reserve adjustments relate to the 1996-2000 accident exposure years.

Net prior period reserve adjustments related to A&E exposures were $16.8 million and $6.2 million for the years ended December 31, 2003 and 2002, respectively. The Company has A&E exposure related to contracts written by the Company prior to 1986 and to claim obligations acquired as part of the Mt. McKinley acquisition in September 2000. The development on business written by the Company, net of reinsurance, was $16.8 million and the net development on the acquired business was $0.0 million. Substantially all of the Company’s A&E exposures relate to insurance and reinsurance contracts with coverage periods prior to 1986.

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events, and are net of reinsurance. A catastrophe is an event that causes a pre-tax loss on property exposures of at least $5.0 million and has an event date of January 1, 1988 or later. Catastrophe losses, net of contract specific cessions, were $24.9 million in 2003, relating principally to May 2003 tornado and hailstorm events and hurricanes Fabian and Isabel, compared to $30.2 million in 2002.

Incurred losses and LAE for 2003 reflected ceded losses and LAE of $760.3 million compared to ceded losses and LAE in 2002 of $486.1 million. Ceded losses and LAE in 2003 include $494.4 million of ceded losses relating to the quota share reinsurance transactions noted earlier between Everest Re and Bermuda Re as compared with ceded losses of $178.6 million for 2002. The ceded losses and LAE for 2003 also included $85.0 million of losses ceded under the 2000 accident year aggregate excess of loss component of the Company’s corporate retrocessional program. The ceded losses and LAE for 2002 included $11.0 million and $90.0 million of losses ceded under the 2001 and 2000 accident year aggregate excess of loss component of the Company’s corporate retrocessional program, respectively.

The segment components of the increase in incurred losses and LAE in 2003 from 2002 were a 63.0% ($164.4 million) increase in the International operation, a 52.7% ($263.8 million) increase in the U.S. Reinsurance operation and a 50.7% ($175.0 million) increase in the U.S. Insurance operation. These increases were partially offset by a 0.9% ($2.5 million) decrease in the Specialty Underwriting operation. These fluctuations generally reflected the changes in premiums earned, changes in the current year loss expectation assumptions for business written (generally reflecting continued improvement in market conditions) and pricing and the net prior period reserve development discussed above. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by net premiums earned, increased by 1.0 percentage points to 72.5% in 2003 from 71.5% in 2002, reflecting the combined impact of premiums earned and incurred losses and LAE discussed above.

The following table shows the loss ratios for each of the Company’s operating segments for 2003 and 2002. The loss ratios for all operations were impacted by the expense factors noted above.

Segment Loss Ratios

Segment	2003	2002

U.S. Reinsurance	72.1%	76.1%
U.S. Insurance	76.1%	74.1%
Specialty Underwriting	72.5%	68.7%
International	69.2%	63.8%

Segment underwriting expenses increased by 22.9% to $679.1 million in 2003 from $552.7 million in 2002. Commission, brokerage, taxes and fees increased by $107.1 million, principally reflecting an increase of $343.1 million in the expenses due to premium volume which was partially offset by an increase in ceded commissions of $236.0 million. Other underwriting expenses increased by $19.4 million. Contributing to the $126.4 million increase in expenses were a 55.5% ($101.3 million) increase in the U.S. Reinsurance operation, a 37.2% ($39.4 million) increase in the International operation, and a 3.9% ($5.3 million) increase in the U.S. Insurance operation, partially offset by a 15.5% ($19.6 million) decrease in the Specialty Underwriting operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of reinsurance, including with Bermuda Re, and the underwriting performance of the underlying business. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 24.7% for 2003 compared to 28.3% for 2002.

The Company’s combined ratio, which is the sum of the loss and expense ratios, decreased by 2.5 percentage points to 97.2% in 2003 compared to 99.7% in 2002. The following table shows the combined ratios for each of the Company’s operating segments for 2003 and 2002. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios

Segment	2003	2002

U.S. Reinsurance	98.9%	103.8%
U.S. Insurance	96.9%	103.6%
Specialty Underwriting	99.3%	98.6%
International	92.9%	89.7%

Investment.     Net investment income increased 10.2% to $284.3 million in 2003 from $257.9 million in 2002, principally reflecting the effects of investing the $1,051.0 million of cash flow from operations in 2003 and $203.4 million of net proceeds from Capital Trust’s issuance of trust preferred securities in November 2002, all partially offset by the effect of the lower interest rate environment.

The following table shows a comparison of various investment yields for the periods indicated:

	2003	2002

Imbedded pre-tax yield of cash and invested
assets at December 31, 2003 and 2002	4.7%	5.1%
Imbedded after-tax yield of cash and invested
assets at December 31, 2003 and 2002	3.8%	4.2%
Annualized pre-tax yield on average cash and
invested assets for the twelve months ended	5.2%	5.6%
December 31, 2003 and 2002
Annualized after-tax yield on average cash and
invested assets for the twelve months ended	4.2%	4.3%
December 31, 2003 and 2002

Net realized capital losses were $22.9 million in 2003, reflecting realized capital losses on the Company’s investments of $51.5 million, which included $16.4 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis and $25.2 million related to the impairment on interest only strips in accordance with Emerging Issues Task Force No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”), partially offset by $28.6 million of realized capital gains, which included $12.5 million of realized capital gains on the interest only strips (see Note 1P of Notes to Consolidated Financial Statements), compared to net realized capital losses of $53.1 million in 2002. The net realized capital loss in 2002 reflected realized capital losses of $108.9 million, which included $79.7 million relating to write-downs in the value of securities, of which $25.7 million was for WorldCom, Inc., deemed to be impaired on an other than temporary basis, partially offset by $55.8 million of realized capital gains. The Company owned no interest only strips during 2002.

The Company has in its product portfolio a credit default swap contract, which it no longer writes. This contract meets the definition of a derivative under Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). There was no net derivative expense from this credit default transaction in 2003, compared to the $3.5 million derivative expense for 2002.

Other expense for 2003 was $14.0 million compared to other expense of $21.8 million for 2002. This change is primarily due to less deferrals of the retroactive reinsurance agreements with affiliates.

Interest expense was $40.3 million in 2003 compared to $42.4 million for 2002. Interest expense in 2003 reflected $38.9 million relating to the senior notes and $1.4 million relating to borrowings under the revolving credit facility. Interest expense for 2002 reflected $38.9 million relating to the senior notes and $3.5 million relating to borrowings under the revolving credit facility.

Distributions on the trust preferred securities are cumulative and pay quarterly in arrears. Distributions relating to the trust preferred securities were $16.5 million in 2003 compared to $2.1 million in 2002. These securities were issued in November 2002.

Income Taxes. The Company recognized income tax expense of $61.0 million in 2003 compared to an income tax expense of $24.8 million in 2002. The increase in taxes generally reflects the improved underwriting and investment income results. Net Income. Net income was $206.5 million in 2003 compared to a net income of $115.1 million in 2002, reflecting improved underwriting and investment income results partly offset by increased income taxes.

Net Income.     Net income was $206.5 million in 2003 compared to a net income of $115.1 million in 2002, reflecting improved underwriting and investment income results partly offset by increased income taxes.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Premiums.     Gross written premiums increased 49.0% to $2,755.4 million in 2002 from $1,849.8 million in 2001, as the Company took advantage of selected growth opportunities and improving pricing in many classes of business, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 70.5% ($227.9 million) increase in the International operation, mainly attributable to growth in the London, Canadian and Latin American markets, a 63.5% ($319.1 million) increase in the U.S. Insurance operation, principally attributable to growth in worker’s compensation insurance, a 46.5% ($284.1 million) increase in the U.S. Reinsurance operation, primarily reflecting growth across property and casualty lines, and an 18.0% ($74.6 million) increase in the Specialty Underwriting operation, mainly attributable to growth in marine, aviation and surety business. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $565.9 million in 2002 from $432.9 million in 2001. This increase was principally attributable to $372.9 million of ceded premiums relating to a Quota Share Reinsurance Agreement between Everest Re and Bermuda Re, whereby Everest Re cedes 20% of its net retained liability on all new and renewal policies written during the term of this agreement, and an Excess of Loss Agreement between Everest Re, Everest National, Everest Security and Bermuda Re, whereby Bermuda Re assumes liability for primary insurance workers’ compensation losses exceeding $100,000 per occurrence, with its liability not to exceed $150,000 per occurrence. Ceded premiums in 2002 included $5.1 million and $49.4 million in adjustment premiums relating to claims made under the 2001 and 2000 accident year aggregate excess of loss elements of the Company’s corporate retrocessional program, respectively. Ceded premiums in 2001 included $81.3 million and $58.1 million in adjustment premiums relating to claims made under the 2001 and 1999 accident year aggregate excess of loss elements of the Company’s corporate retrocessional program, respectively, with the 2001 accident year cessions principally relating to losses incurred as a result of the September 11 attacks and the Enron bankruptcy.

Net written premiums increased by 54.5% to $2,189.5 million in 2002 from $1,416.9 million in 2001. This increase was a result of the increase in gross written premiums and ceded written premiums.

Premium Revenues. Net premiums earned increased by 46.8% to $1,957.3 million in 2002 from $1,333.5 million in 2001. Contributing to this increase was an 140.7% ($239.0 million) increase in the International operation, a 58.3% ($171.5 million) increase in the U.S. Insurance operation, a 32.3% ($160.5 million) increase in the U.S. Reinsurance operation and a 14.2% ($52.9 million) increase in the Specialty Underwriting operation. All of these changes reflect period to period variability in gross written and ceded written premiums, and business mix, together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting and earnings and loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

Expenses.     Incurred loss and LAE increased by 29.6% to $1,399.0 million in 2002 from $1,079.2 million in 2001. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned and modest net prior reserve adjustments in select areas, most notably in D&O liability, surety and workers’ compensation lines and with respect to asbestos exposures, partially offset by lower catastrophe losses and improvements in rates, terms and conditions in many classes of business, as well as the impact of changes in the Company’s mix of business.

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

Incurred losses and LAE in 2002 reflected ceded losses and LAE of $486.1 million compared to ceded losses and LAE in 2001 of $619.4 million. Ceded losses and LAE in 2002 include $178.6 million of ceded losses relating to the reinsurance transactions noted earlier between the Company and Bermuda Re. The ceded losses and LAE in 2002 included $11.0 million and $90.0 million of losses ceded under the 2001 and 2000 accident year aggregate excess of loss components of the Company’s corporate retrocessional program, respectively. The ceded losses and LAE in 2001 included $164.0 million and $105.0 million of losses ceded under the 2001 and 1999 accident year aggregate excess of loss components of the Company’s corporate retrocessional program, respectively, with the 2001 accident year cessions relating principally to losses incurred as the result of the September 11 attacks.

Contributing to the increase in incurred losses and LAE in 2002 from 2001 was an 198.4% ($173.4 million) increase in the International operation, a 63.4% ($134.0 million) increase in the U.S. Insurance operation, principally reflecting increased premium volume coupled with changes in this segment’s specific reinsurance programs and an 11.4% ($51.4 million) increase in the U.S. Reinsurance operation, principally due to increased premium volume, partially offset by decreased catastrophe losses. These increases were partially offset by an 11.8% ($39.1 million) decrease in the Specialty Underwriting operation, principally attributable to decreased catastrophe losses. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by premiums earned, decreased by 9.4 percentage points to 71.5% in 2002 from 80.9% in 2001, reflecting the premiums earned and incurred losses and LAE discussed above. The following table shows the loss ratios for each of the Company’s operating segments for 2002 and 2001. The loss ratios for all operations were impacted by the expense factors noted above as well as by the impact on ceded premiums of the adjustment premiums under the Company’s corporate retrocessional program.

Segment Loss Ratios

Segment	2002	2001

U.S. Reinsurance	76.1%	90.4%
U.S. Insurance	74.1%	71.8%
Specialty Underwriting	68.7%	89.0%
International	63.8%	51.5%

Segment underwriting expenses increased by 23.5% to $552.7 million in 2002 from $447.6 million in 2001. Commission, brokerage, taxes and fees increased by $94.8 million, principally reflecting increases in premium volume and changes in the mix of business. Other underwriting expenses increased by $10.3 million as the Company expanded its operations to support its increased business volume. Contributing to the underwriting expense increase were a 66.1% ($54.7 million) increase in the U.S. Insurance operation, a 17.6% ($19.0 million) increase in the Specialty operation, a 13.8% ($12.8 million) increase in the International operation and an 11.4% ($18.7 million) increase in the U.S. Reinsurance operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, the underwriting performance of the underlying business. The Company’s expense ratio, which is calculated by dividing underwriting expenses by premiums earned, decreased by 5.4 percentage points to 28.3% in 2002 compared to 33.7% in 2001.

The Company’s combined ratio, which is the sum of the loss and expense ratios, decreased by 14.9 percentage points to 99.7% in 2002 compared to 114.6% in 2001. The following table shows the combined ratios for each of the Company’s operating segments for 2002 and 2001. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above as well as by the impact on ceded premiums of the adjustment premiums under the Company’s corporate retrocessional program.

Segment Combined Ratios

Segment	2002	2001

U.S. Reinsurance	103.8%	123.3%
U.S. Insurance	103.6%	99.9%
Specialty Underwriting	98.6%	118.0%
International	89.7%	106.2%

Investments. Net investment income decreased by 3.0% to $257.9 million in 2002 from $265.9 million in 2001, principally reflecting the lower interest rate environment, partially offset by the effect of investing the $425.2 million of cash flow from operations in 2002 and $203.4 million of net proceeds from Capital Trust's issuance of trust preferred securities in November 2002. The following table shows a comparison of various investment yields as of December 31, 2002 and 2001, respectively, and for the periods then ended.

	2002	2001

Imbedded pre-tax yield of cash and invested
assets at December 31, 2002 and 2001	5.1%	6.0%
Imbedded after-tax yield of cash and invested
assets at December 31, 2002 and 2001	4.2%	4.6%
Annualized pre-tax yield on average cash and
invested assets for the twelve months ended	5.6%	6.2%
December 31, 2002 and 2001
Annualized after-tax yield on average cash and
invested assets for the twelve months ended	4.3%	4.7%
December 31, 2002 and 2001

Net realized capital losses were $53.1 million in 2002, reflecting realized capital losses on the Company’s investments of $108.9 million, which includes $79.7 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, of which $25.7 million were for WorldCom, partially offset by $55.8 million of realized capital gains, compared to net realized capital losses of $15.7 million in 2001. The net realized capital losses in 2001 reflected realized capital losses of $45.5 million, which included $16.7 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, which were partially offset by $29.8 million of realized capital gains.

The Company has in its product portfolio a credit default swap, which it no longer writes. This product meets the definition of a derivative under FAS 133. Net derivative expense, essentially reflecting changes in fair value from this credit default transaction in 2002, was $3.5 million, compared to $7.0 million in 2001. See also Note 2 of Notes to the Consolidated Financial Statements.

Other expense was $21.8 million in 2002 compared to other income of $26.6 million in 2001. Significant contributors to other expense in 2002 were deferred gains principally on the Mt. McKinley reinsurance transaction with Bermuda Re, which is retroactive in nature, foreign exchange losses, normal provision for uncollectible audit premium in the U.S. Insurance operation and the amortization of deferred expenses relating to the Company’s issuance of senior notes and Capital Trust’s issuance of trust preferred securities in November 2002, partially offset by fee income. Other income for 2001 includes $25.9 million arising from a non-recurring receipt of shares in connection with the demutualization of a former insurance company client that had issued annuities to the Company in connection with certain claim settlement transactions. In addition, other income for 2001 includes foreign exchange gains as well as fee income, offset by the amortization of deferred expenses relating to the Company’s issuance of senior notes.

Interest expense was $42.4 million for 2002 compared to $46.0 million for 2001. Interest expense for 2002 reflects $38.9 million relating to the Company’s senior notes and $3.5 million relating to the Company’s borrowing under its revolving credit facility. Interest expense for 2001 reflects $38.9 million relating to the Company’s senior notes and $7.1 million relating to the Company’s borrowing under its revolving credit facility. In addition, 2002 includes incurred expense of $2.1 million for distributions on Capital Trust’s trust preferred securities.

Income Taxes. The Company generated income tax expense of $24.8 million in 2002 compared to an income tax benefit of $9.2 million in 2001. The tax expense in 2002 was mainly attributable to improved underwriting results. The tax benefit in 2001 primarily resulted from the impact of losses relating to the September 11 attacks, the Enron bankruptcy and realized capital losses recognized in 2001, which reduced taxable income, partially offset by taxable income relating to the non-recurring receipt of shares in connection with a former client’s demutualization.

Net Income. Net income was $115.1 million in 2002 compared to $38.3 million in 2001. This increase generally reflects the improved underwriting results, partially offset by increased tax expense, realized capital losses and a decrease in other income.

Safe Harbor Disclosure

This report contains forward-looking statements within the meaning of the U.S. federal securities laws. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward looking statements contained in this report include information regarding the Company’s reserves for losses and LAE, the adequacy of the Company’s provision for uncollectible balances, estimates of the Company’s catastrophe exposure and the effects of catastrophe events on the Company’s financial statements and the ability of the Company’s subsidiaries to pay dividends. Forward-looking statements only reflect the Company’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from the Company’s expectations. Important factors that could cause the Company’s actual results to be materially different from its expectations include the uncertainties that surround the estimating of reserves for losses and LAE, those discussed in Note 3 of Notes to Consolidated Financial Statements included in this report and those discussed below under the caption “Risk Factors”. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors

The following risk factors, in addition to the other information provided in this report, should be considered when evaluating the Company. If the circumstances contemplated by the individual risk factors materialize, the Company’s business, financial condition or results of operations could be materially and adversely affected.

The Company’s results could be adversely affected by catastrophic events.

Like all insurance and reinsurance companies, the Company is exposed to unpredictable catastrophic events, including weather-related and other natural catastrophes, as well as acts of terrorism. Any material reduction in the Company’s operating results caused by the occurrence of one or more catastrophes could inhibit its ability to pay dividends or to meet its interest and principal payment obligations. The Company defines a catastrophe as an event that causes a pre-tax loss on property exposures of at least $5.0 million and has an event date of January 1, 1998 or later. By way of illustration, during the past five calendar years, pre-tax catastrophe losses, net of contract specific reinsurance but before cessions under corporate reinsurance programs, were as follows:

Calendar year	Pre-tax catastrophe losses

1999	$45.9 million
2000	$13.9 million
2001	$222.6 million
2002	$30.2 million
2003	$24.9 million

If the Company’s net loss reserves are inadequate to meet its actual losses, net income would be reduced or it could incur a loss.

The Company is required to maintain reserves to cover its estimated ultimate liability of losses and LAE for both reported and unreported claims incurred. These reserves are only estimates of what the Company believes the settlement and administration of claims will cost based on facts and circumstances known to it. In setting reserves for its reinsurance liabilities, the Company relies on claim data supplied by its ceding companies and brokers. This information is not always timely or accurate and can result in inaccurate loss projections. Because of the uncertainties that surround estimating loss reserves and LAE, the Company cannot be certain that ultimate losses will not exceed these estimates of losses and loss adjustment reserves. If the Company’s reserves are insufficient to cover its actual losses and loss adjustment expenses, the Company would have to augment its reserves and incur a charge to its earnings. These charges could be material. By way of illustration, during the past five calendar years, the reserve re-estimation process affected the Company’s net income in the following manner:

Calendar year	Effect on pre-tax net income

1999	$35.4 million increase
2000	$7.8 million decrease
2001	$5.2 million increase
2002	$119.2 million decrease
2003	$229.0 million decrease

The difficulty in estimating the Company’s reserves is increased because loss reserves include reserves for potential A&E liabilities. A&E liabilities are especially hard to estimate for many reasons, including the long waiting periods between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage. Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

The failure to accurately assess underwriting risk could reduce the Company’s net income or increase the Company’s net loss.

The Company’s success depends on its ability to accurately assess the risks associated with the business on which the risk is retained. If the Company fails to accurately assess the risks it retains, it may fail to establish adequate premium rates to cover its losses and LAE. This could reduce the Company’s net income and even result in an operating loss. Losses may arise from events or exposures that are not anticipated when the coverage is priced. An example of an unanticipated event is the September 11 attacks. The Company’s loss from those attacks, after reinsurance and taxes, was $75 million. Neither the magnitude of loss on a single line of business nor the combined impact on several lines of business from an act of terrorism on such a large scale was contemplated when the Company priced its coverages. In addition to unanticipated events, the Company also faces the unanticipated expansion of its exposures, particularly in long-tail liability lines.

Decreases in pricing for property and casualty reinsurance and insurance could reduce the Company’s net income.

The Company writes primarily property and casualty reinsurance and insurance. The worldwide reinsurance and insurance businesses are highly competitive, yet cyclical by product and market. These cycles, as well as other business, economic and societal trends that influence aggregate supply and demand for property and casualty insurance and reinsurance products, are outside of the Company’s control. The phase of the industry cycle that prevailed from 1987 through 1999 was characterized by increasingly competitive global market conditions across most lines of business, leading to decreasing prices and broadening contract terms, which in turn had a negative impact on insurers’ financial results and eroded the industry capital base. These trends resulted from a number of factors, including the emergence of significant reinsurance capacity in Bermuda, changes in the Lloyd’s market, consolidation and increased capital levels in the insurance and reinsurance industries and the emergence of new reinsurance and financial products addressing traditional exposures in alternative fashions. This industry cycle began to reverse in 2000, when the industry entered a period of firming prices, more restrictive terms and conditions and tightened coverage availability across most classes and markets. These new trends were intensified and accelerated by losses from the September 11 attacks, which reduced industry capacity and were of sufficient magnitude to cause most insurers to reassess their capital position, tolerance for risk, exposure control mechanisms and the pricing terms and conditions at which they are willing to take on risk. Additional contributing factors included deteriorating investment market conditions and results and renewed concerns regarding longer-term industry-specific issues, such as A&E exposures. Although the industry is currently in a favorable phase of the pricing cycle, the Company cannot assure that this favorable phase will continue. Many of the factors that contributed to decreasing prices during the prior phase of the cycle continue to exist and new and unanticipated factors could emerge. Any significant decrease in pricing for property and casualty insurance or reinsurance could reduce the Company’s ability to write business profitably and reduce its net income. Further discussion of competition issues can be found in ITEM 1, “Business – Competition”.

If rating agencies downgrade their ratings of the Company’s insurance subsidiaries, future prospects for growth and profitability could be significantly and adversely affected.

The Company’s insurance company subsidiaries, other than Mt. McKinley, currently hold an “A+ (“Superior”)” financial strength rating from A.M. Best. Everest Re and Everest National hold an “AA– (“Very Strong”)” financial strength rating from Standard & Poor’s. Everest Re holds an “Aa3 (“Excellent”)” financial strength rating from Moody’s. Financial strength ratings are used by insurers and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, an unfavorable rating or the lack of a rating of its reinsurers may adversely affect the rating of a company purchasing reinsurance. A downgrade or withdrawal of any of these ratings might adversely affect, the Company’s ability to market its insurance products and could have a material and adverse effect on future prospects for growth and profitability. During the last five years, no active subsidiary of the Company has experienced a credit rating downgrade. However, the Company cannot assure that no credit downgrade will ever occur in the future. Consistent with market practice, roughly 20% to 30% of the Company’s treaty reinsurance business allows the ceding company to terminate the contract or seek collateralization of the Company’s obligations in the event of a rating downgrade below a certain threshold. The termination provision would generally be triggered only if a rating fell below A.M. Best’s A- rating level, which is three levels below Everest Re’s current rating of A+. Everest Re also has more modest exposure to reinsurance contracts that contain provisions for obligatory funding of outstanding liabilities in the event of a rating agency downgrade. That provision would also generally be triggered only if Everest Re’s rating fell below A.M. Best’s A- rating level.

The Company’s reinsurers may not satisfy their obligations.

The Company is subject to credit risk with respect to its reinsurers because the transfer of risk to a reinsurer does not relieve it of its liability to the insured. In addition, reinsurers may be unwilling to pay the Company even though they are able to do so. The failure of one or more of the Company’s reinsurers to honor their obligations to it in a timely fashion would impact its cash flow and reduce its net income and could cause it to incur a significant loss.

If the Company is unable or chooses not to purchase reinsurance and transfer risk to reinsurers, its net income could be reduced or it could incur a net loss in the event of an unusual loss experience.

The Company has a quota share agreement with an affiliate, Bermuda Re whereby the Company cedes a percentage of its net retained liability on new and renewal policies, 25% and 20% for the years ended December 31, 2003 and 2002, respectively. This agreement enables the Company to write higher levels of gross premiums than it may be able to without the agreement. If this quota share arrangement became unavailable and could not be replaced at acceptable terms and conditions, the Company might need to reduce its premium volume, which could have a negative impact on net income. The Company generally evaluates, underwrites, selects and prices its products prior to consideration of the quota share reinsurance. Furthermore, the Company’s underwriters generally consider purchasing reinsurance with respect to specific insurance contracts or programs, and its senior management generally considers purchasing aggregate excess of loss reinsurance with respect to its overall operations, where reinsurance is deemed prudent from a risk mitigation perspective or is expected to have a positive cost/benefit relationship. The percentage of business that it has reinsured is indicated in the chart below.

	2003	2002	2001	2000	1999

Percentage of ceded
written premiums to
gross written premiums	28.1%	20.5%	23.4%	12.1%	4.1%

The Company’s industry is highly competitive and it may not be able to compete successfully in the future.

The Company’s industry is highly competitive and has experienced significant price competition over most of the last decade. In addition, a number of new well-capitalized competitors have entered the market recently, and the Company expects to face further competition from new market entrants in the future. The Company competes globally in the U.S. and other international markets. According to the 2003 edition of Standard & Poor’s special report on the global reinsurance industry, there are 240 reinsurance organizations operating worldwide, from 41 countries. Market share is largely concentrated within the top 25 groups, one of which is the Company. The Company considers the 15 groups that have financial strength ratings generally comparable to or above its rating to be its primary competitors. The leaders in this market are Munich Re, Swiss Re, Berkshire Hathaway, Hannover Re and Employers Re. Some of these competitors have greater financial resources than the Company does, have been operating for longer than the Company has and have established long-term and continuing business relationships throughout the industry, any of which can be a significant competitive advantage. In addition, the Company expects to face further competition in the future and may not be able to compete successfully in the future.

The Company is dependent on its key personnel.

The Company’s success has been, and will continue to be, dependent on the ability to retain the services of existing key executive officers and to attract and retain additional qualified personnel in the future. The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect the ability of the Company to conduct business. Generally, the Company considers key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: Chairman and Chief Executive Officer, Joseph V. Taranto (age 55), President and Chief Operating Officer, Thomas J. Gallagher (age 55), and Executive Vice President and Chief Financial Officer, Stephen L. Limauro (age 52). Of those three officers, the Company only has an employment contract with Mr. Taranto. That contract has been previously filed with the SEC and was most recently amended on April 18, 2003 to extend Mr. Taranto’s term of employment from March 31, 2004 until March 31, 2006. The Company is not aware that any of the above three officers are planning to leave the company or retire in the near future. The Company does not maintain any key employee insurance on any of its employees.

The value of the Company’s investment portfolio and the investment income it receives from that portfolio could decline as a result of market fluctuations and economic conditions.

A significant portion of the Company’s investment portfolio consists of fixed income securities and a smaller portion consists of equity securities. Both the fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. For example, the fair market value of the Company’s fixed income securities generally increases or decreases in an inverse relationship with fluctuations in interest rates. The fair market value of its fixed income securities can also decrease as a result of any downturn in the business cycle that causes the credit quality of those securities to deteriorate. The net investment income that the Company realizes from future investments in fixed income securities will generally increase or decrease with interest rates. Interest rate fluctuations also can cause net investment income from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, to differ from the income anticipated from those securities at the time of purchase. In addition, if issuers of individual investments are unable to meet their obligations, investment income will be reduced and realized capital losses may arise. Because all of the Company’s securities are classified as available for sale, changes in the market value of its securities are reflected in its financial statements. Similar treatment is not available for liabilities. As a result, a decline in the value of the securities in the Company’s portfolio could reduce its net income or cause it to incur a loss. The following table quantifies the portion of the Company’s investment portfolio that consists of fixed income securities, equity securities and investments that carry prepayment risk.

(Dollars in thousands)
As of
Type of Security	December 31,

Fixed income:
Mortgage-backed securities	$501,514
Other asset-backed	53,575

Total asset-backed	555,089
Other fixed income	5,387,810

Total fixed income	5,942,899

Equity securities	147,885
Other invested assets	59,801
Cash and short-term investments	255,280

Total Investments and Cash	$6,405,865

Further discussion of market-sensitive instruments can be found in ITEM 7A, “Quantitative and Qualitative Disclosures About Market Risk”.

The Company may experience foreign currency exchange losses.

The Company’s reporting currency is the U.S. dollar. However, the Company is comprised of entities and branches whose functional currency is other than the U.S. dollar. Maintaining assets and liabilities in currencies other than the functional currency of these entities or branches subjects the Company to foreign exchange exposure. Consequently, exchange rate fluctuations derived from relative movements in currency spot rates of assets and liabilities denominated in currencies other than the functional currency of the entity or branch can have a material impact on the Company’s net income. The Company mitigates foreign exposure by a general matching of the currency and duration of its assets to its corresponding operating liabilities. During the year ended December 31, 2003, the Company wrote approximately 26.5% of its reinsurance coverages in currencies that are subject to foreign exchange exposure. To mitigate this risk, the Company also maintains a portion of its investment portfolio in currencies that are subject to similar foreign exchange exposure. As of December 31, 2003, the Company maintained approximately 4% of its investment portfolio in securities that are subject to foreign exchange exposure. During 2003, 2002, 2001, the impact on the Company’s quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $4.0 million to a gain of $5.4 million. Further discussion of foreign currency rate risk can be found in ITEM 7A, “Quantitative and Qualitative Disclosures About Market Risk”.

Risks Relating to Regulation

Insurance laws and regulations restrict the Company’s ability to operate and any failure to comply with those laws and regulations could have a material adverse effect on its business.

The Company is subject to extensive regulation under U.S., state and foreign insurance laws. These laws limit the amount of dividends that can be paid to the Company by its operating subsidiaries, impose restrictions on the amount and type of investments that the Company can hold, prescribe solvency standards that must be met and maintained and require the Company to maintain reserves. These laws also require disclosure of material intercompany transactions and require prior approval of “extraordinary” transactions. These “extraordinary” transactions include declaring dividends from operating subsidiaries that exceed statutory thresholds. These laws also generally require approval of changes of control of insurance companies. The application of these laws could affect the Company’s liquidity and ability to pay dividends, interest and other payments on securities, as applicable, and could restrict the ability to expand business operations through acquisitions of new insurance subsidiaries. In addition, the Company cannot assure that it will have or can maintain all required licenses and approvals or that its business fully complies with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations. If the Company does not have the requisite licenses and approvals or does not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend the Company from carrying on some or all activities or monetarily penalize the Company. These types of actions could have a material adverse effect on the Company’s business. To date, no material fine, penalty or restriction has been imposed on the Company for failure to comply with any insurance law or regulation.

Risk Relating to the Company’s Securities

Because of the Company’s holding company structure, its ability to pay dividends, interest and principal is dependent on its receipt of dividends, loan payments and other funds from its subsidiaries.

The Company is a holding company, whose most significant assets consists of the stock of its operating subsidiaries. As a result, the Company’s ability to pay dividends, interest or other payments on its securities in the future will depend on the earnings and cash flows of the operating subsidiaries and the ability of the subsidiaries to pay dividends or to advance or repay funds to it. This ability is subject to general economic, financial, competitive, regulatory and other factors beyond the Company’s control. Payment of dividends and advances and repayments from some of the operating subsidiaries are regulated by U.S., state and foreign insurance laws and regulatory restrictions, including minimum solvency and liquidity thresholds. Accordingly, the operating subsidiaries may not be able to pay dividends or advance or repay funds to the Company in the future, which could prevent it from paying dividends, interest or other payments on its securities.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Sensitive Instruments

The SEC’s Financial Reporting Release #48 requires registrants to clarify and expand upon the existing financial statement disclosure requirements for derivative financial instruments, derivative commodity instruments, and other financial instruments (collectively, “market sensitive instruments”). The Company does not enter into market sensitive instruments for trading purposes.

The Company’s current investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with its current and projected operating results, market conditions, and the Company’s tax position. The fixed maturities in the investment portfolio are comprised of non-trading available for sale securities. Additionally, the Company invests in equity securities, which it believes will enhance the risk-adjusted total return of the investment portfolio. The Company has also engaged in a credit default swap, the market sensitivity of which is believed not to be material.

The overall investment strategy considers the scope of present and anticipated Company operations. In particular, estimates of the financial impact resulting from non-investment asset and liability transactions, together with the Company’s capital structure and other factors, are used to develop a net liability analysis. This analysis includes estimated payout characteristics for which the investments of the Company provide liquidity. This analysis is considered in the development of specific investment strategies for asset allocation, duration, and credit quality. The change in overall market sensitive risk exposure principally reflects the asset changes that took place during the year including the acquisition of interest only strips in which the market value increases as interest rates rise and decreases as interest rates fall. The addition of these securities to the portfolio has reduced the impact of interest rate shift on the entire portfolio.

The Company’s $6,405.9 million investment portfolio is comprised principally of fixed maturity securities that are subject to interest rate risk and foreign currency rate risk, and equity securities that are subject to equity price risk. The impact of these risks in the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, due to change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $501.5 million of mortgage-backed securities in the $5,942.9 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus, the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on the fixed maturity portfolio as of December 31, 2003 and 2002 based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments are taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions. In general, the reduced volatility is attributable to the Company’s investment in interest only strips (see Note 1P of Notes to Consolidated Financial Statements), the effect of which was to reduce overall portfolio duration and therefore sensitivity to interest rate moves.

2003
Interest Rate Shift in Basis Points

	-200	-100	0	100		200

Total Market Value	$6,818.2	$6,436.6	$6,056.1	$5,756.0		$5,396.5
Market Value Change from Base
(%)	12.6%	6.3%	0.0%	(5	.0)%	(10	.9)%
Change in Unrealized
Appreciation After-tax from
Base ($)	$495.4	$247.4	$--	$(195.1)		$(428.8)

2002
Interest Rate Shift in Basis Points

	-200	-100	0	100		200

Total Market Value	$5,711.7	$5,306.2	$4,936.1	$4,590.3		$4,282.3
Market Value Change from Base
(%)	15.7%	7.5%	0.0%	(7	.0)%	(13	.2)%
Change in Unrealized
Appreciation After-tax from
Base ($)	$504.2	$240.6	$--	$(224.7)		$(425.0)

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

The tables below display the potential impact of a parallel 20% increase and decrease in foreign exchange rates on the valuation of invested assets subject to foreign currency exposure in 10% increments as of December 31, 2003 and 2002. This analysis includes the after-tax impact of translation from transactional currency to functional currency as well as the after-tax impact of translation from functional currency to the U.S. dollar reporting currency. The growth in exposure between 2003 and 2002 principally arises from increases in the level of foreign currency investments, which is generally commensurate with changes in the Company’s mix of business. All amounts are in U.S. dollars and are presented in millions.

2003
Change in Foreign Exchange Exchange Rates in Percent

	-20%	-10%	0%	10%	20%

Total After-tax Foreign
Exchange Exposure	$(73.4)	$(39.0)	$--	$42.4	$87.4

2002
Change in Foreign Exchange Exchange Rates in Percent

	-20%	-10%	0%	10%	20%

Total After-tax Foreign
Exchange Exposure	$(29.9)	$(16.8)	$--	$19.0	$41.3

Equity risk is the potential change in market value of the common stock and preferred stock portfolios arising from changing equity prices. The Company invests in high quality common and preferred stocks that are traded on the major exchanges in the U.S. and funds investing in such securities. The primary objective in managing the $147.9 million equity portfolio is to provide long-term capital growth through market appreciation and income.

The tables below display the impact on market value and after-tax unrealized appreciation of a 20% change in equity prices up and down in 10% increments as of December 31, 2003 and 2002. The growth in exposure is primarily due to the growth in equity portfolio. All amounts are in U.S. dollars and are presented in millions.

2003
Change in Equity Values in Percent

	-20%	-10%	0%	10%	20%

Market Value of the Equity Portfolio	$118.3	$133.1	$147.9	$162.7	$177.5
After-tax Change in Unrealized Appreciation
	$(19.2)	$(9.6)	$--	$9.6	$19.2

2002
Change in Equity Values in Percent

	-20%	-10%	0%	10%	20%

Market Value of the Equity Portfolio	$38.0	$42.7	$47.5	$52.2	$57.0
After-tax Change in Unrealized Appreciation
	$(6.2)	$(3.1)	$--	$3.1	$6.2

ITEM 8. Financial Statements and Supplementary Data

The financial statements and schedules listed in the accompanying Index to Financial Statements and Schedules on page F-1 are filed as part of this report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting (each as defined in Rule 13a-15 under the Securities Exchange Act of 1934) and concluded that (i) the Company’s disclosure controls and procedures were effective as of December 31, 2003 and (ii) no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 13. Certain Relationships and Related Transactions

Information for this Item 13 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 14. Principal Accountant Fees and Services

The fees billed to the Company by PricewaterhouseCoopers LLP (and its worldwide affiliates) in 2003 and 2002 are as follows:

		2003	2002

(1)	Audit Fees	$1,207,591	$998,019
(2)	Audit-Related Fees	$100,438	$30,614
(3)	Tax Fees	$252,455	$246,557
(4)	All Other Fees	$2,030	$0

Audit Fees include the annual and quarterly financial statement audit, subsidiary audits, and procedures required to be performed by the independent auditor to be able to form an opinion on the Company’s consolidated financial statements. These other procedures include information systems and procedural reviews and testing performed in order to understand and place reliance on the systems of internal control, and consultations relating to the audit or quarterly review. Audit fees may also include statutory audits or financial audits for subsidiaries or affiliates of the Company and services associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings.

Audit-related fees include assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements, including due diligence services pertaining to potential business acquisitions/dispositions, accounting consultations related to accounting, financial reporting or disclosure matters not classified as “audit services”; assistance with understanding and implementing new accounting and financial reporting guidance from rulemaking authorities; financial audits of employee benefit plans; agreed-upon or expanded audit procedures related to accounting and/or billing records required to respond to or comply with financial, accounting or regulatory reporting matters and assistance with internal control reporting requirements.

Tax fees include tax compliance, tax planning and tax advice and may be granted general pre-approval by Group’s Audit Committee.

All other fees represent an accounting research subscription.

PricewaterhouseCoopers LLP used no leased employees on the Company’s audit engagement.

Under its Charter and the “Audit and Non-Audit Services Pre-Approval Policy” (the “Policy”), Group’s Audit Committee or its delegate (one or more of its members) is required to pre-approve the audit and non-audit services performed by the independent auditor. The Policy requires that any service that has not received a general pre-approval or that exceeds pre-approved cost levels or budgeted amounts requires specific approval by Group’s Audit Committee or its delegate. For both specific and general pre-approval, Group’s Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence. Group’s Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. Group’s Audit Committee is also mindful of the relationship between fees for audit and non-audit services in deciding whether to pre-approve any such services and may determine, for each fiscal year, the appropriate ratio between the total amount of fees for audit, audit-related and tax fees and a total amount of fees for certain permissible non-audit services classified as “All Other Fees” above. All such factors will be considered as a whole, and no one factor is determinative. Group’s Audit Committee has considered whether the performance by PricewaterhouseCoopers LLP of the services disclosed below is compatible with maintaining their independence.

No portion of the fees listed in (2) through (4) above was approved by Group’s Audit Committee after the beginning of the engagement pursuant to the waiver of the pre-approval requirement for certain de minimis non-audit services described in section 10A of the Securities Exchange Act of 1934 and applicable regulations.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements and Schedules

The financial statements and schedules listed in the accompanying Index to Financial Statements and Schedules on page F-1 are filed as part of this report.

Exhibits

The exhibits listed on the accompanying Index to Exhibits on page E-1 are filed as part of this report except that the certifications in Exhibit 32 are being furnished to the SEC, rather than filed with the SEC, as permitted under applicable SEC rules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2004.

EVEREST REINSURANCE HOLDINGS, INC.

/s/ JOSEPH V. TARANTO
Joseph V. Taranto
Chairman and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOSEPH V. TARANTO	Chairman and Chief Executive Officer	March 18, 2004
Joseph V. Taranto	and Director (Principal Executive Officer)

/s/ STEPHEN L. LIMAURO	Executive Vice President and Chief Financial	March 18, 2004
Stephen L. Limauro	Officer (Principal Financial Officer)

/s/ KEITH T. SHOEMAKER	Comptroller (Principal Accounting Officer)	March 18, 2004

Keith T. Shoemaker

INDEX TO EXHIBITS

   Exhibit No. Page

2.1	Agreement and Plan of Merger among Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. and Everest Re Merger Corporation, incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (No. 333-87361)

3.1	Certificate of Incorporation of Everest Reinsurance Holdings, Inc., incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (No. 333-05771)

3.2	By-Laws of Everest Reinsurance Holdings, Inc., incorporated herein by reference to Exhibit 3.2 to the Everest Reinsurance Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

4.1	Indenture, dated March 14, 2000, between Everest Reinsurance Holdings, Inc. and The Chase Manhattan Bank, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on March 15, 2000

4.2	First Supplemental Indenture relating to the 8.5% Senior Notes due March 15, 2005, dated March 14, 2000, between Everest Reinsurance Holdings, Inc. and The Chase Manhattan Bank, as Trustee, incorporated herein by reference to Exhibit 4.2 to Everest Reinsurance Holdings, Inc. Form 8-K filed on March 15, 2000

4.3	Second Supplemental Indenture relating to the 8.75% Senior Notes due March 15, 2010, dated March 14, 2000, between Everest Reinsurance Holdings, Inc. and The Chase Manhattan Bank, as Trustee, incorporated herein by reference to Exhibit 4.3 to the Everest Reinsurance Holdings, Inc. Form 8-K filed on March 15, 2000

4.4	Junior Subordinated Indenture, dated November 14, 2002, between Everest Reinsurance Holdings, Inc. and JPMorgan Chase Bank as Trustee, incorporated herein by reference to Exhibit 4.5 to the Registration Statement on Form S-3 (No. 333-106595)

4.5	First Supplemental Indenture relating to Holdings 7.85% Junior Subordinated Debt Securities due November 15, 2032, dated as of November 14, 2002, among Holdings, Group and JPMorgan Chase Bank, as Trustee, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “second quarter 2003 10-Q”)

4.6	Amended and Restated Trust Agreement of Everest Re Capital Trust, dated as of November 14, 2002, incorporated herein by reference to Exhibit 10.1 to the second quarter 2003 10-Q

4.7	Guarantee Agreement, dated as of November 14, 2002, between Holdings and JPMorgan Chase Bank, incorporated herein by reference to Exhibit 10.3 to the second quarter 2003 10-Q

4.8	Expense Agreement, dated as of November 14, 2002, between Holdings and Everest Re Capital Trust, incorporated herein by reference to Exhibit 10.4 to the second quarter 2003 10-Q

*10.1	Employment Agreement with Joseph V. Taranto executed on July 15, 1998, incorporated herein by reference to Exhibit 10.21 to Everest Reinsurance Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the “second quarter 1998 10-Q”)

*10.2	Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. And Joseph V. Taranto dated February 15, 2000, incorporated herein by reference to Exhibit 10.29 to Everest Re Group, Ltd. Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 10-K”)

*10.3	Change of Control Agreement with Joseph V. Taranto effective July 15, 1998, incorporated herein by reference to Exhibit 10.22 to the second quarter 1998 10-Q

*10.4	Amendment of Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. And Joseph V. Taranto dated February 15, 2000, incorporated herein by reference to Exhibit 10.30 to the 1999 10-K

10.5	Credit Agreement Between Everest Reinsurance Holdings, Inc., the Lenders Named Therein and First Union National Bank dated December 21, 1999 providing for a $150 million Senior Revolving Credit Facility, incorporated herein by reference to Exhibit 10.30 to Everest Reinsurance Holdings, Inc. Form 8-K filed on December 28, 1999

10.6	First Amendment to Credit Agreement dated as of December 21, 1999 between Everest Reinsurance Holdings, Inc., the Lenders Named Therein and First Union National Bank, incorporated herein by reference to Exhibit 10.19 to Everest Re Group, Ltd. Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 10-K")

10.7	Parent Guaranty dated February 24, 2000 made by Everest Re Group, Ltd. In favor of the Lenders under Everest Reinsurance Holdings, Inc.‘s Credit Facility, incorporated herein by reference to Exhibit 10.33 to the 1999 10-K

10.8	Guarantor Consent dated December 18, 2000 made by Everest Re Group, Ltd. In favor of the Lenders under Everest Reinsurance Holdings, Inc.‘s Credit Facility, incorporated herein by reference to Exhibit 10.21 to the 2000 10-K

10.9	Stock Purchase Agreement between The Prudential Insurance Company of America and Everest Reinsurance Holdings, Inc. for the sale of common stock of Gibraltar Casualty Company dated February 24, 2000, incorporated herein by reference to Exhibit 10.32 to the 1999 10-K

10.10	Amendment No. 1 to Stock Purchase Agreement between The Prudential Insurance Company of America and Everest Reinsurance Holdings, Inc. for the sale of common stock of Gibraltar Casualty Company dated August 8, 2000, incorporated herein by reference to Exhibit 10.1 to the Everest Re Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

10.11	Proportional Excess of Loss Reinsurance Agreement entered into between Gibraltar Casualty Company and Prudential Property and Casualty Insurance Company, incorporated herein by reference to Exhibit 10.24 to the 2000 10-K

10.12	Guarantee Agreement made by The Prudential Insurance Company of America in favor of Gibraltar Casualty Company, incorporated herein by reference to Exhibit 10.25 to the 2000 10-K

10.13	Lease, effective December 26, 2000 between OTR, an Ohio general partnership, and Everest Reinsurance Company, incorporated herein by reference to Exhibit 10.26 to the 2000 10-K

*10.14	Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated March 30, 2001, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Report on Form 10-Q for the quarter ended March 31, 2001 (the "first quarter 2001 10-Q")

*10.15	Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated April 20, 2001, incorporated herein by reference to Exhibit 10.2 to the first quarter 2001 10-Q.

*10.16	Amendment of Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated March 30, 2001, incorporated herein by reference to Exhibit 10.3 to the first quarter 2001 10-Q

10.17	Second Amendment to Credit Agreement dated as of November 21, 2002 between Everest Reinsurance Holdings, Inc., the Lenders Named Therein and Wachovia Bank, National Association (formerly known as First Union National Bank), incorporated herein by reference to Exhibit 10.31 to Everest Re Group, Ltd. Annual Report on Form 10-K for the year ended December 31, 2002

*10.18	Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group Ltd., Everest Global Services Inc. and Joseph V. Taranto, dated April 18, 2003, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on April 21, 2003

10.19	Credit Agreement, dated October 10, 2003, between Everest Reinsurance Holdings, Inc., the lenders named therein and Wachovia Bank, National Association, as administrative agent, providing for a $150.0 million revolving credit facility, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Section 302 Certification of Joseph V. Taranto

31.2	Section 302 Certification of Stephen L. Limauro

32.1	Section 906 Certification of Joseph V. Taranto and Stephen L. Limauro

_________________

* Management contract or compensatory plan or arrangement.

Pages
Everest Reinsurance Holdings, Inc.
Report of Independent Auditors on Financial Statements and Schedules	F-2
Consolidated Balance Sheets at December 31, 2003 and 2002	F-3
Consolidated Statements of Operations and Comprehensive Income for the
Years Ended December 31, 2003, 2002 and 2001	F-4
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended
December 31, 2003, 2002 and 2001	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003,
2002 and 2001	F-6
Notes to Consolidated Financial Statements	F-7

Schedules
I Summary of Investments Other Than Investments in Related Parties at
December 31, 2003	S-1
II Condensed Financial Information of Registrant: Balance Sheets as of December 31, 2003 and 2002	S-2
Statements of Operations for the Years Ended December 31, 2003, 2002, and 2001	S-3
Statements of Cash Flows for the Years Ended December 31, 2003, 2002
and 2001	S-4
III Supplementary Insurance Information as of December 31, 2003 and
2002 and for the Years Ended December 31, 2003, 2002 and 2001	S-5
IV Reinsurance for the Years Ended December 31, 2003, 2002 and 2001	S-6

Report of Independent Auditors

To the Board of Directors and Stockholder
of Everest Reinsurance Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Everest Reinsurance Holdings, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
January 29, 2004

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

(Dollars in thousands, except par value per share)	2003	2002

ASSETS:
Fixed maturities - available for sale, at market value
(amortized cost: 2003, $5,649,269; 2002, $4,569,844)	$5,942,899	$4,805,976
Equity securities, at market value (cost: 2003, $139,911; 2002, $56,841)	147,885	47,473
Short-term investments	113,186	130,075
Other invested assets (cost: 2003, $59,183 ; 2002, $42,338)	59,801	42,307
Cash	142,094	116,843

Total investments and cash	6,405,865	5,142,674
Accrued investment income	82,960	61,708
Premiums receivable	988,039	639,327
Reinsurance receivables - unaffiliated	1,245,891	1,104,827
Reinsurance receivables - affiliated	1,156,615	735,248
Funds held by reinsureds	142,775	121,308
Deferred acquisition costs	220,677	161,450
Prepaid reinsurance premiums	353,764	149,588
Deferred tax asset	159,758	145,092
Other assets	106,462	95,762

TOTAL ASSETS	$10,862,806	$8,356,984

LIABILITIES:
Reserve for losses and adjustment expenses	$6,227,078	$4,875,225
Unearned premium reserve	1,357,671	809,813
Funds held under reinsurance treaties	450,936	399,492
Losses in the course of payment	2,577	38,016
Contingent commissions	3,811	4,333
Other net payable to reinsurers	370,604	147,342
Current federal income taxes	40,945	(16,365)
8.5% Senior notes due 3/15/2005	249,874	249,780
8.75% Senior notes due 3/15/2010	199,245	199,158
Revolving credit agreement borrowings	70,000	70,000
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debentures ("trust
preferred securities")	210,000	210,000
Interest accrued on debt and borrowings	13,632	13,481
Other liabilities	119,569	90,261

Total liabilities	9,315,942	7,090,536

STOCKHOLDERS' EQUITY:
Common stock, par value: $0.01; 200 million shares authorized;
1,000 shares issued in 2003 and 2002	--	--
Additional paid-in capital	263,290	259,508
Treasury shares, at cost; 0.5 million in 2003 and 0.5 million shares in 2002	(22,950)	(22,950)
Accumulated other comprehensive income, net of
deferred income taxes of $117.5 million in 2003 and $75.1
million in 2002	208,305	138,156
Retained earnings	1,098,219	891,734

Total stockholders' equity	1,546,864	1,266,448

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,862,806	$8,356,984

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,

(Dollars in thousands)	2003	2002	2001

REVENUES:
Premiums earned	2,757,724	1,957,346	1,333,501
Net investment income	284,322	257,922	265,924
Net realized capital loss	(22,883)	(53,127)	(15,745)
Net derivative expense	--	(3,466)	(7,020)
Other (expense) income	(13,976)	(21,847)	26,565

Total revenues	3,005,187	2,136,828	1,603,225

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,999,667	1,398,953	1,079,219
Commission, brokerage, taxes and fees	595,486	488,435	393,645
Other underwriting expenses	85,735	65,060	55,292
Distributions related to trust preferred securities	16,485	2,091	--
Interest expense on senior notes	38,931	38,916	38,903
Interest expense on credit facility	1,362	3,501	7,101

Total claims and expenses	2,737,666	1,996,956	1,574,160

INCOME BEFORE TAXES	267,521	139,872	29,065
Income tax expense (benefit)	61,036	24,769	(9,185)

NET INCOME	$206,485	$115,103	$38,250

Other comprehensive income, net of tax	70,149	62,153	19,256

COMPREHENSIVE INCOME	$276,634	$177,256	$57,506

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years Ended December 31,

(Dollars in thousands, except share amounts)	2003	2002	2001

COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000
Issued during the period	--	--	--

Balance, end of period	1,000	1,000	1,000

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period	259,508	258,775	255,359
Tax benefit from exercised stock options	3,782	733	3,416

Balance, end of period	263,290	259,508	258,775

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	138,156	76,003	56,747
Net increase during the period	70,149	62,153	19,256

Balance, end of period	208,305	138,156	76,003

RETAINED EARNINGS:
Balance, beginning of period	891,734	776,631	738,381
Net income	206,485	115,103	38,250

Balance, end of period	1,098,219	891,734	776,631

TREASURY SHARES AT COST:
Balance, beginning of period	(22,950)	(55)	(55)
Treasury shares acquired during the period	--	(22,895)	--

Balance, end of period	(22,950)	(22,950)	(55)

TOTAL STOCKHOLDERS' EQUITY, END OF PERIOD	$1,546,864	$1,266,448	$1,111,354

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

(Dollars in thousands)	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$206,485	$115,103	$38,250
Adjustments to reconcile net income to net cash provided by
operating activities:
Increase in premiums receivable	(339,073)	(180,683)	(62,901)
Decrease in funds held by reinsureds, net	26,095	115,679	209,558
Increase in reinsurance receivables	(541,043)	(349,061)	(476,736)
Increase in deferred tax asset	(52,333)	(204)	(15,968)
Increase in reserve for losses and loss adjustment expenses	1,255,471	556,265	506,128
Increase in unearned premiums	533,797	333,547	73,201
(Decrease) increase decrease in other assets and liabilities	(59,938)	(210,717)	22,179
Accrual of bond discount/amortization of bond premium	(1,574)	(8,059)	(5,836)
Amortization of underwriting discount on senior notes	181	167	152
Realized capital losses	22,883	53,127	15,745

Net cash provided by operating activities	1,050,951	425,164	303,772

CASH FLOWS FROM INVESTING ACTIVITIES :
Proceeds from fixed maturities matured/called - available for sale	587,230	456,342	265,316
Proceeds from fixed maturities sold - available for sale	599,885	1,086,998	470,561
Proceeds from equity securities sold	8,091	42,890	33,373
Proceeds from other invested assets sold	3,181	3,222	47
Cost of fixed maturities acquired - available for sale	(2,200,729)	(2,082,403)	(1,036,759)
Cost of equity securities acquired	(90,199)	(32,683)	(64,267)
Cost of other invested assets acquired	(7,902)	(12,886)	(1,497)
Net sales (purchases) of short-term securities	19,239	(13,635)	156,735
Net increase in unsettled securities transactions	24,992	887	1,595

Net cash used in investing activities	(1,056,212)	(551,268)	(174,896)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from exercise of stock options	3,547	733	3,416
Dividend from parent	236	--	--
Acquisition of treasury stock	--	(22,950)	--
Proceeds from trust preferred securities	--	210,000	--
Borrowings on revolving credit agreement	--	45,000	22,000
Repayments on revolving credit agreement	--	(80,000)	(152,000)

Net cash provided by (used in) financing activities	3,783	152,783	(126,584)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	26,729	22,655	(3,180)

Net increase (decrease) in cash	25,251	49,334	(888)
Cash, beginning of period	116,843	67,509	68,397

Cash, end of period	$142,094	$116,843	$67,509

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid, net	$52,393	$9,716	$24,370
Interest paid	$56,446	$42,805	$46,120
Non-Cash operating/investing transaction:
Shares received from demutualization	$--	$--	$25,921

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

1. Summary of Significant Accounting Policies

A. Business and Basis of Presentation

Everest Re Group, Ltd. (“Group”), a Bermuda company with its principal executive office in Barbados, was established in 1999 as a wholly-owned subsidiary of Everest Reinsurance Holdings, Inc. (“Holdings”). On February 24, 2000, a corporate restructuring was completed and Group became the new parent holding company of Holdings. Holders of shares of common stock of Holdings automatically became holders of the same number of common shares of Group. The “Company” means Holdings and its subsidiaries, unless the context otherwise requires. The Company, through its subsidiaries, principally provides property and casualty reinsurance and insurance in the United States of America and internationally.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The statements include the following domestic and foreign direct and indirect subsidiaries of the Company: Everest Re Capital Trust (“Capital Trust”) Everest Reinsurance Company (“Everest Re”), Everest National Insurance Company (“Everest National”), Everest Indemnity Insurance Company (“Everest Indemnity”), Everest Re Holdings, Ltd. (“Everest Ltd.”), Everest Security Insurance Company (“Everest Security”), formerly Southeastern Security Insurance Company, Everest Insurance Company of Canada (“Everest Canada”), Mt. McKinley Managers, L.L.C. (“Managers”), Workcare Southeast, Inc. (“Workcare Southeast”), Workcare Southeast of Georgia, Inc. (“Workcare Georgia”), Workcare, Inc and Mt. McKinley Insurance Company (“Mt. McKinley”). All amounts are reported in U.S. dollars.

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

Certain balances in 2002 were reclassified to conform to the 2003 presentation.

B. Investments

Fixed maturity investments are all classified as available for sale. Unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, are reflected in stockholder’s equity, net of income taxes in “accumulated other comprehensive income”. Equity securities are carried at market value with unrealized appreciation or depreciation, as a result of temporary changes in market value during the period, are reflected in stockholder’s equity, net of income taxes in “accumulated other comprehensive income”. Unrealized losses on fixed maturities and equity securities, which are deemed other than temporary, are charged to net income as realized capital losses. Short-term investments are stated at cost, which approximates market value. Realized gains or losses on sale of investments are determined on the basis of identified cost. For non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality and cash flow characteristics of each security. For publicly traded securities, market value is based on quoted market prices. Retrospective adjustments are employed to recalculate the values of loan-backed and asset-backed securities. Each acquisition lot is reviewed to recalculate the effective yield. The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition. Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities. Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used to affect the calculation of projected and prepayments for pass through security types. Other invested assets include limited partnerships and rabbi trusts. Limited partnerships are valued pursuant to the equity method of accounting, which management believes approximates market value. The Supplemental Retirement Plan rabbi trust, the Deferred Compensation Plan rabbi trust and the Supplemental Savings Plan rabbi trust are carried at market value. Cash includes cash and bank time deposits with original maturities of ninety days or less.

C. Uncollectible Reinsurance Balances

The Company provides reserves for uncollectible reinsurance balances based on management’s assessment of the collectibility of the outstanding balances. Such reserves were $33.3 million at December 31, 2003 and $31.3 million at December 31, 2002. See also Note 11.

D. Deferred Acquisition Costs

Acquisition costs, consisting principally of commissions and brokerage expenses and certain premium taxes and fees associated with the Company’s reinsurance and insurance business incurred at the time a contract or policy is issued, are deferred and amortized over the period in which the related premiums are earned, generally one year. Deferred acquisition costs are limited to their estimated realizable value based on the related unearned premiums, anticipated claims and claim expenses and anticipated investment income. Deferred acquisition costs amortized to income were $595.5 million, $488.4 million and $393.6 million in 2003, 2002 and 2001, respectively.

E. Reserve for Losses and Loss Adjustment Expenses

The reserve for losses and loss adjustment expenses (“LAE”) is based on individual case estimates and reports received from ceding companies. A provision is included for losses and LAE incurred but not reported (“IBNR”) based on past experience. A provision is also included for certain potential liabilities relating to asbestos and environmental (“A&E”) exposures, which liabilities cannot be estimated with traditional reserving techniques. See also Note 3. The reserves are reviewed continually and any changes in estimates are reflected in earnings in the period the adjustment is made. Management believes that adequate provision has been made for the Company’s losses and LAE. Loss and LAE reserves are presented gross of reinsurance receivables and incurred losses and LAE are presented net of ceded reinsurance.

Accruals for contingent commission liabilities are established for reinsurance contracts that provide for the stated commission percentage to increase or decrease based on the loss experience of the contract. Changes in the estimated liability for such arrangements are recorded as contingent commissions. Accruals for contingent commission liabilities are determined through the review of the contracts that have these adjustable features and are estimated based on expected loss an LAE.

F. Premium Revenues

Written premiums are earned ratably over the periods of the related insurance and reinsurance contracts or policies. Unearned premium reserves are established to cover the remainder of the unexpired contract period. Such reserves are established based upon reports received from ceding companies or computed using pro rata methods based on statistical data. Written and earned premiums, and the related costs, which have not yet been reported to the Company are estimated and accrued. Premiums are net of ceded reinsurance.

G. Income Taxes

The Company and its wholly-owned subsidiaries file a consolidated U.S. federal income tax return. Deferred income taxes have been recorded to recognize the tax effect of temporary differences between the financial reporting and income tax bases of assets and liabilities.

H. Foreign Currency

Assets and liabilities relating to foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; revenues and expenses are translated into U.S. dollars using average exchange rates. Gains and losses resulting from translating foreign currency financial statements, net of deferred income taxes, are excluded from net income and accumulated in stockholder’s equity. Gains and losses resulting from foreign currency transactions are recorded through the statement of operations.

I. Unusual Loss Events in 2001

In 2001, as a result of the terrorist attacks at the World Trade Center, the Pentagon and on various airlines on September 11, 2001 (collectively the “September 11 attacks”), the Company incurred pre-tax losses based on an estimate of ultimate exposure developed through a review of its coverages, of $213.2 million gross of reinsurance and $55.0 million net of reinsurance. Associated with this reinsurance were $60.0 million of pre-tax charges, predominantly from adjustment premiums, resulting in a total pre-tax loss from the September 11 attacks of $115.0 million. After tax recoveries relating specifically to this unusual loss event, the net loss from the September 11 attacks totaled $75.0 million. Over 90% of the losses ceded by the Company were pursuant to treaties, where the reinsurers’ obligations are secured, which the Company believes eliminates material reinsurance collection risk.

As a result of the Enron bankruptcy in 2001, the Company incurred losses after-tax and net of reinsurance, amounting to $18.6 million. This unusual loss reflects all of the Company’s exposures to this event, including underwriting, credit and investment.

J. Segmentation

The Company, through its subsidiaries, operates in four segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting and International. See also Note 17.

K. Codification

The NAIC has published a codification of statutory accounting principles, which has been adopted by the states of domicile of the Company’s U.S. operating subsidiaries with an effective date of January 1, 2001. On January 1, 2001, significant changes to the statutory basis of accounting became effective. The cumulative effect of these changes has been recorded as a direct adjustment to statutory surplus. See also Note 14C.

L. Derivatives

The Company has in its product portfolio a credit default swap, which it no longer offers. This product meets the definition of a derivative under Statement of Financial Accounting Standards

No.     133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The Company’s position in this contract is unhedged and is accounted for as a derivative in accordance with FAS 133. Accordingly, this contract is carried at fair value and is recorded in “Other liabilities” in the statement of financial position and changes in fair value are recorded in the statement of operations.

M. Retroactive Reinsurance

Premiums on assumed retroactive contracts are earned when written with a corresponding liability established for the estimated loss the Company ultimately expects to pay out. The initial gain, if applicable, is deferred and amortized into income over an actuarial determined pay out period and any future loss is recognized immediately and charged against earnings. Premiums on ceded retroactive contracts are earned when written with a corresponding reinsurance recoverable established for the amount of reserves ceded. The initial gain, if applicable, is deferred and amortized into income over an actuarial determined expected pay out period. Any future loss is recognized immediately and charged against earnings.

N. Policyholder Dividends

The Company issues certain insurance policies with dividend payment features. These policyholders share in the operating results of their respective policies in the form of dividends declared. Dividends to policyholders are accrued during the period in which the related premiums are earned and are determined based on the terms of the individual policies.

O. Application of New Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 established new accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity determine if other intangible assets have an indefinite useful life or a finite useful life. Goodwill and those intangible assets with indefinite useful lives are not subject to amortization and must be tested at least annually for impairment. Those with finite useful lives are subject to amortization and must be tested annually for impairment. This statement is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. The Company adopted FAS 142 on January 1, 2002. The implementation of this statement did not have a material impact on the financial position, results of operations or cash flows of the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). The company adopted the accounting treatment in accordance with FAS 150, and has reclassified its trust preferred securities as a liability in its financial statements for the period ended June 30, 2003.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated in a company’s financial statements. During October 2003, the FASB deferred the effective date of FIN 46 provisions for VIEs created prior to February 1, 2003 to the first reporting period ending after December 15, 2003. During December 2003, the FASB issued FIN 46R, which replaced FIN 46. FIN 46R is effective for entities that had not adopted FIN 46 as of December 24, 2003 no later than the end of the first reporting period that ends after March 15, 2004. Upon adoption of FIN 46R, trust preferred securities that are deemed VIEs, will be de-consolidated with the resulting liabilities to the trust included as a component of long-term debt with no change in the reporting of distributions.

P. Investments – Interest Only Strips

Commencing with the second quarter of 2003, the Company has invested in interest only strips of mortgage-backed securities (“interest only strips”). These securities give the holder the right to receive interest payments at a stated coupon rate on an underlying pool of mortgages. The interest payments on the outstanding mortgages are guaranteed by entities generally rated AAA. The ultimate cash flow from these investments is primarily dependent upon the average life of the mortgage pool. Generally, as market interest rates and more specifically market mortgage rates decline, mortgagees tend to refinance which will decrease the average life of a mortgage pool and decrease expected cash flows. Conversely, as market interest rates and more specifically mortgage rates rise, repayments will slow and the ultimate cash flows will tend to rise. Accordingly, the market value of these investments tend to increase as general interest rates rise and decline as general interest rates fall. These movements are generally counter to the impact of interest rate movements on the Company’s other fixed income investments. The total market value of the interest only strips investments was $203.8 million at December 31, 2003.

The Company accounts for its investment in interest only strips in accordance with Emerging Issues Task Force No. 99-20, “Recognition of Interest Income and Impairment on Purchases and Beneficial Interests in Securtized Financial Assets” (“EITF 99-20”). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities including agency interest only strips, whether purchased or retained in securitization and determining when these securities must be written down to fair value because of impairment. EITF 99-20 requires the valuation of residual interests in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings, rather than an unrealized loss in stockholders’ equity, when any portion of the decline in fair value is attributable to an impairment loss. As such, the Company recorded a pre-tax realized capital loss from impairments on its interest only strips of $25.2 million for the twelve months ended December 31, 2003.

2. Investments

The amortized cost, market value, and gross unrealized appreciation and depreciation of fixed maturity investments and equity securities are presented in the tables below:

	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value

As of December 31, 2003
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S.government agencies and corporations	$167,861	$6,259	$8	$174,112
Obligations of U.S. states and political
subdivisions	2,798,386	156,390	3,143	2,951,633
Corporate securities	1,201,459	91,052	8,272	1,284,239
Mortgage-backed securities	494,164	14,784	7,434	501,514
Foreign government securities	646,347	22,278	2,060	666,565
Foreign corporate securities	341,052	24,196	412	364,836

Total fixed maturities	$5,649,269	$314,959	$21,329	$5,942,899

Equity securities	$139,911	$7,975	$1	$147,885

As of December 31, 2002
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S.government agencies and corporations	$344,957	$9,276	$204	$354,029
Obligations of U.S. states and political
subdivisions	2,520,597	144,574	2,593	2,662,578
Corporate securities	879,592	50,685	25,235	905,042
Mortgage-backed securities	376,251	25,443	319	401,375
Foreign government securities	249,055	22,737	-	271,792
Foreign corporate securities	199,392	13,239	1,471	211,160

Total fixed maturities	$4,569,844	$265,954	$29,822	$4,805,976

Equity securities	$56,841	$66	$9,435	$47,473

The amortized cost and market value of fixed maturities are shown in the following table by contractual maturity. Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. As the stated maturity of such securities may not be indicative of actual maturities, the total for mortgage-backed securities is shown separately.

	December 31, 2003

	Amortized	Market
(Dollars in thousands)	Cost	Value

Fixed maturities – available for sale
Due in one year or less	$83,963	$86,128
Due after one year through five years	1,172,777	1,227,770
Due after five years through ten years	1,120,018	1,185,105
Due after ten years	2,778,347	2,942,383
Mortgage-backed securities	494,164	501,514

Total	$5,649,269	$5,942,899

Proceeds from sales of fixed maturity investments during 2003, 2002 and 2001 were $599.9 million, $1,087.0 million and $470.6 million, respectively. Gross gains of $27.8 million, $54.9 million and $16.4 million, and gross losses of $9.8 million, $28.9 million and $28.7 million were realized on those fixed maturity sales during 2003, 2002 and 2001, respectively. Proceeds from sales of equity security investments during 2003, 2002 and 2001 were $8.1 million, $ 43.0 million and $33.4 million, respectively. Gross gains of $0.8 million, $0.9 million and $13.4 million and gross losses of $0.0 million, $0.3 million and $0.1 million were realized on those equity sales during 2003, 2002 and 2001, respectively.

The changes in net unrealized gains (losses) of investments of the Company are derived from the following sources:

	Years Ended December 31,

(Dollars in thousands)	2003	2002	2001

Increase (decrease) during the period
between the market value and cost of
investments carried at market value, and
deferred tax thereon:
Fixed maturities	$57,499	$101,043	$49,033
Equity securities	(17,342)	(10,049)	(13,199)
Other invested assets	648	(32)	20
Deferred taxes	(26,422)	(31,711)	(12,549)

Increase in unrealized appreciation, net of
deferred taxes, included in shareholders’ equity	$49,067	$58,891	$23,305

The Company frequently reviews its investment portfolio for declines in market value and focuses its attention on securities whose fair value has fallen below 80% of their amortized value at the time of review. The Company then assesses whether the decline in value is temporary or “other than temporary”. In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information. Generally, a change in the market or interest rate environment does not constitute impairment but rather a temporary decline in market value. Temporary declines in market value are recorded as an unrealized loss in accumulated other comprehensive income. If the Company determines that the decline is “other than temporary”, the carrying value of the investment is written down to fair value and a realized loss is recorded in the Company’s consolidated statements of operations. The Company’s assessments are based on the issuer’s current financial position and timeliness with respect to interest and/or principal payments as well as relevant information provided by rating agencies, investment advisors and analysts.

The table below displays the aggregate fair value and gross unrealized depreciation, by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2003:

		Duration of unrealized loss
	Less than 12 months		Greater than 12 months		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Depreciation	Fair Value	Depreciation	Fair Value	Depreciation

Fixed maturity securities
U.S. government
agencies and authorities	$ 2,495	$ (8)	$ --	$ --	$ 2,495	$ (8)
States, municipalities and

political subdivisions	117,549	(2,206)	64,553	(937)	182,102	(3,413)

Foreign governments	303,713	(2,060)	--	--	303,713	(2,060)
All other corporate	396,231	(11,742)	32,992	(4,376)	429,223	(16,118)

Total fixed maturities	819,988	(16,016)	97,545	(5,313)	917,533	(21,329)

Equity Securities	--	--	611	(1)	611	(1)

Total	$819,988	$(16,016)	$98,156	$(5,314)	$918,144	$(21,330)

The aggregate fair value and gross unrealized losses related to investments in an unrealized loss position as of December 31, 2003 is $918.1 million and $21.3 million, respectively. The $16.0 million of unrealized losses related to securities that have been in an unrealized loss position for one year or less and were primarily comprised of highly rated government, municipal and corporate bonds. The unrealized losses are primarily related to the general movements in interest rates throughout the year. Each security when evaluated individually has an immaterial impact on the Company’s financial position, results of operations and cash flow.

The $5.3 million of unrealized losses related to securities that have been in an unrealized loss position for one year or more relate primarily to two collateralized debt obligations where the Company has a mid-level tranche position in each security. Given that the Company’s position in each security is adequately collateralized, impairment was not warranted.

The components of net investment income are presented in the table below:

	Years Ended December 31,

(Dollars in thousands)	2003	2002	2001

Fixed maturities	$295,883	$273,572	$270,570
Equity securities	1,532	934	896
Short-term investments	2,141	3,485	4,991
Other income	14,036	2,783	4,567

Total gross investment income	313,592	280,774	281,024

Interest credited on funds held	26,274	21,070	11,909
Other investment expenses	2,996	1,782	3,191

Total investment expenses	29,270	22,852	15,100

Total net investment income	$284,322	$257,922	$265,924

The components of realized capital (losses) gains are presented in the table below:

	Years Ended December 31,

(Dollars in thousands)	2003	2002	2001

Fixed maturities	$(23,651)	$(53,773)	$(29,074)
Equity securities	768	620	13,326
Short-term investments	-	26	3

Total	$(22,883)	$(53,127)	$(15,745)

The net realized capital losses for 2003 include $16.4 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis and $25.2 million related to the impairment on interest only strips in accordance with EITF 99-20. Net realized losses for 2002 and 2001 included $79.7 million and $16.7 million relating to write-downs in the value of securities deemed to be impaired on another than temporary basis.

Securities with a carrying value amount of $755.1 million at December 31, 2003 were on deposit with various state or governmental insurance departments in compliance with insurance laws.

During 2000, the Company entered into a credit swap derivative contract, which provides credit default protection on a portfolio of referenced securities. Due to changing credit market conditions and defaults, the Company recorded net after-tax losses from this contract of $0.0 million and $2.3 million and $4.6 million in 2003, 2002 and 2001, respectively, to reflect it at fair value, with the 2001 losses principally attributable to the Company’s exposure to the Enron bankruptcy. As of December 31, 2003, there is no remaining maximum after-tax net loss exposure under this contract.

The Company’s position in this contract is unhedged and is accounted for as a derivative in accordance with FAS 133. Accordingly, this contract is carried at fair value with changes in fair value recorded in the statement of operations.

3. Reserves for Losses and LAE

Activity in the reserve for losses and LAE expenses is summarized as follows:

	Years Ended December 31,

(Dollar values in thousands)	2003	2002	2001

Reserves at January 1	$4,875,225	$4,274,335	$3,785,747
Less reinsurance recoverables	1,798,734	1,452,485	980,396

Net balance at January 1	3,076,491	2,821,850	2,805,351

Incurred related to:
Current year	1,770,619	1,279,785	1,084,385
Prior years	229,048	119,168	(5,166)

Total incurred losses and LAE	1,999,667	1,398,953	1,079,219

Paid related to:
Current year	374,351	302,664	387,100
Prior years	785,831	841,648	675,620

Total paid losses and LAE	1,160,182	1,144,312	1,062,720

Net balance at December 31	3,915,976	3,076,491	2,821,850
Plus reinsurance recoverables	2,311,102	1,798,734	1,452,485

Balance at December 31	$6,227,078	$4,875,225	$4,274,335

Gross loss and LAE reserves totaled $6,227.1 million at December 31, 2003, $4,875.2 million at December 31, 2002, and $4,274.3 million at December 31, 2001. The increase in 2003 is primarily attributable to increased earned premiums, net prior period reserve adjustments in select areas and normal variability in claim settlement. The increase in 2002 was primarily attributable to increased earned premiums, modest reserve strengthening in select areas and normal variability in claim settlements.

Reinsurance receivables totaled $2,402.5 million at December 31, 2003, $1,840.1 million at December 31, 2002, and $1,471.4 million at December 31, 2001, with the changes in 2003 consisting of the increase in reinsurance receivables reflecting an additional $85.0 million cession under the 2000 accident year aggregate excess of loss element of the Company’s corporate retrocessional program and $81.1 million losses ceded as part of a reinsurance agreement between Mt. McKinley and Prupac. At December 31, 2003, $1,156.6 million, or 48.1% was receivable from Bermuda Re, $494.5 million, or 20.6% was receivable from subsidiaries of London Reinsurance Group. These receivables are effectively secured by a combination of letters of credit and funds held arrangements under which the Company has retained the premium payments due the retrocessionaire, recognized liabilities for such amounts and reduced such liabilities as payments are due from the retrocessionaire. In addition, $160.0 million, or 6.7% was receivable from the Prudential Property and Casualty Insurance Company of Indiana (“Prupac”) and $145.0 million, or 6.0% was receivable from Continental Insurance Company (“Continental”), which is partially secured by funds held arrangements. No other retrocessionaire accounted for more than 5% of the Company’s receivables.

Prior year incurred losses increased by $229.0 million and $119.2 million in 2003 and 2002, respectively. Prior year incurred losses decreased $5.2 million in 2001. The increases were the result of modest reserve strengthening in select areas, most notably in directors and officers (“D&O”), surety and workers’ compensation lines, and with respect to asbestos exposures.

The Company continues to receive claims under expired contracts, asserting alleged injuries and/or damages relating to or resulting from environmental pollution and hazardous substances, including asbestos. The Company’s asbestos claims typically involve potential liability for bodily injury from exposure to asbestos or for property damage resulting from asbestos or products containing asbestos. The Company’s environmental claims typically involve potential liability for (a) the mitigation or remediation of environmental contamination or (b) bodily injury or property damages caused by the release of hazardous substances into the land, air or water.

The Company’s reserves include an estimate of the Company’s ultimate liability for A&E claims for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims. Among the uncertainties are: (a) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of asbestos or environmental contamination; (c) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (d) changes in underlying laws and judicial interpretation of those laws; (e) potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (f) long reporting delays, both from insureds to insurance companies and from ceding companies to reinsurers; (g) historical data on A&E losses, which is more limited and variable than historical information on other types of casualty claims; (h) questions concerning interpretation and application of insurance and reinsurance coverage; and (i) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

With respect to asbestos claims in particular, several additional factors have emerged recently that further compound the difficulty in estimating the Company’s liability. These developments include: (a) continued growth in the number of claims filed, in part reflecting a much more aggressive plaintiff bar; (b) a disproportionate percentage of claims filed by individuals with no functional injury from asbestos, claims with little to no financial value but that have increasingly been considered in jury verdicts and settlements; (c) the growth in the number and significance of bankruptcy filings by companies as a result of asbestos claims (including more recently, bankruptcy filings in which companies attempt to resolve their asbestos liabilities in a manner that is prejudicial to insurers and forecloses insurers from the negotiation of bankruptcy plans); (d) the growth in claim filings against defendants formerly regarded as “peripheral”; (e) the concentration of claims in a small number of states that favor plaintiffs; (f) the growth in the number of claims that might impact the general liability portion of insurance policies rather than the product liability portion; (g) responses in which specific courts have adopted measures to ameliorate the worst procedural abuses; (h) an increase in settlement values being paid to asbestos claimants; and (i) the potential that the U. S. Congress and state legislatures may adopt legislation to address the asbestos litigation issue.

Management believes that these uncertainties and factors continue to render reserves for A&E losses significantly less subject to traditional actuarial analysis than are reserves for other types of losses. Given these uncertainties; management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for the Company or its ceding companies. In connection with the acquisition of Mt. McKinley, which has significant exposure to A&E claims, Prupac, a subsidiary of The Prudential, provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley’s reserves as of September 19, 2000 and The Prudential guaranteed Prupac’s obligations to Mt. McKinley. Through December 31, 2003, cessions under this reinsurance agreement have reduced the available remaining limits to $0.0 million net of coinsurance.

The following table shows the development of prior year A&E reserves on both a gross and net of retrocessional basis for the years ended December 31, 2003, 2002 and 2001:

(Dollars thousands)	2003	2002	2001

Gross basis
Beginning of reserves	$667,922	$644,390	$693,704
Incurred losses	172,596	95,004	29,674
Paid losses	(75,261)	(71,472)	(78,988)

End of period reserves	$765,257	$667,922	$644,390

Net basis
Beginning of reserves	$243,157	$276,169	$317,196
Incurred losses	16,768	6,167	-
Paid losses	3,065	(39,179)	(41,027)

End of period reserves	$262,990	$243,157	$276,169

At December 31, 2003, the gross reserves for A&E losses were comprised of $123.1 million representing case reserves reported by ceding companies, $109.1 million representing additional case reserves established by the Company on assumed reinsurance claims, $251.3 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $281.8 million representing IBNR reserves.

Mt.     McKinley is a reinsurer of Everest Re. Under a series of transactions dating to 1986, Mt. McKinley reinsured several components of Everest Re’s business. In particular, Mt. McKinley provided stop loss reinsurance protection, in connection with the Company’s October 5, 1995 initial public offering, for any adverse loss development on Everest Re’s June 30, 1995 (December 31, 1994 for catastrophe losses) reserves, with $375.0 million in limits, of which $103.9 million remains available (the “Stop Loss Agreement”). The Stop Loss Agreement and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the acquisition. However, these contracts became transactions with affiliates effective on the date of the Mt. McKinley acquisition. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm’s-length consideration, all of its net insurance exposures and reserves to Bermuda Re.

Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, depending on coverage under the Company’s various reinsurance arrangements, could have a material adverse effect on the Company’s future financial condition, results of operations and cash flows.

4. Credit Line

Effective October 10, 2003, Holdings entered into a new three year, $150.0 million senior revolving credit facility with a syndicate of lenders, replacing the December 21, 1999, three year senior revolving credit facility, which expired on December 19, 2003. Both the October 10, 2003 and December 21, 1999 senior revolving credit agreements, which have similar terms, are referred to as the “Credit Facility”. Wachovia Bank is the administrative agent for the Credit Facility. The Credit Facility is used for liquidity and general corporate purposes. The Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either (1) the Base Rate (as defined below) or (2) an adjusted London InterBank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate plus 0.5% per annum. The amount of margin and the fees payable for the Credit Facility depend upon the Company’s senior unsecured debt rating.

The Credit Facility requires the Company to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum interest coverage ratio of 2.5 to 1 as well as Everest Re to maintain its statutory surplus at $1.0 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions. As of December 31, 2003, the Company was in compliance with these covenants. During the year ended December 31, 2003, the Company made no payments on and had no borrowings under the Credit Facility. During the years ended December 31, 2002 and 2001, the Company made payments on the Credit Facility of $80.0 million and $152.0 million, respectively. During the years ended December 31, 2002 and 2001, the Company had new Credit Facility borrowings of $45.0 million and $22.0 million, respectively. As of December 31, 2003 and 2002, the Company had outstanding Credit Facility borrowings of $70.0 million. Interest expense incurred in connection with these borrowings was $1.4 million, $3.5 million and $7.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

5. Senior Notes

On March 14, 2000, the Company completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005. Interest expense incurred in connection with these senior notes was $38.9 million, for the years ended December 31, 2003, 2002, and 2001.

6. Trust Preferred Securities

Capital Trust is a wholly-owned finance subsidiary of the Company. The Company considers that the mechanisms and obligations relating to the trust preferred securities, taken together, constitute a full and unconditional guarantee by the Company of Capital Trust’s payment obligation with respect to the trust preferred securities.

There are certain regulatory and contractual restrictions on the ability of the Company’s operating subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances.  The insurance laws of the State of Delaware, where the Company’s direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to the Company that exceed certain statutory thresholds.

In addition, the terms of the Company’s Credit Facility require Everest Re, the Company’s principal insurance subsidiary, to maintain a certain statutory surplus level.  At December 31, 2003, $1,045.8 million of the $1,546.9 million in net assets of the Company’s consolidated subsidiaries were subject to the foregoing regulatory restrictions.

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

The Company may elect to redeem the junior subordinated debt securities, in whole or in part, at any time after November 14, 2007. If such an early redemption occurs, Capital Trust’s outstanding trust preferred securities would also be proportionately redeemed. If there is no early redemption, Capital Trust will redeem all of the outstanding trust preferred securities when the junior subordinated debt securities are paid at maturity on November 15, 2032.

Distributions on the trust preferred securities are cumulative and pay quarterly in arrears. Distributions relating to the trust preferred securities for the year ended December 31, 2003 and 2002 were $16.5 million and $2.1 million, respectively.

7. Letters of Credit

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments. Under these arrangements, at December 31, 2003 and 2002, letters of credit for $104.3 million and $67.1 million, respectively, were issued and outstanding, generally supporting reinsurance provided by the Company’s non-U.S. operations. The following table summarizes the Company’s letters of credit as of December 31, 2003.

Bank	Commitment	In Use	Year of Expiry

Citibank (London)	Individual	$ 786	12/31/04
	Individual	$ 3,560	01/28/05
	Individual	$ 75,272	12/31/06
	Individual	$ 24,651	12/31/07

$ 104,269

8. Trust Agreements

The Company has established trust agreements for non-affiliates, which are collateralized by the Company’s investments for the benefit of ceding companies. At December 31, 2003, the total amount of the trusts was $21.7 million.

9. Operating Lease Agreements

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2003 for all of the Company’s operating leases with remaining non-cancelable terms in excess of one year are as follows:

(Dollars in thousands)
2004	$5,277
2005	5,288
2006	5,312
2007	5,175
2008	4,849
Thereafter	10,614

Net commitments	$36,515

All of these leases, the expiration terms of which range from 2004 to 2013, are for the rental of office space. Rental expense, net of sublease rental income, was $6.5 million, $6.5 million and $5.6 million for 2003, 2002 and 2001, respectively.

10. Income Taxes

All the income of the U.S. subsidiaries is subject to the applicable federal, foreign, state and local taxes on corporations. The provision for income taxes in the consolidated statement of income has been determined by reference to the individual income of each entity and the respective applicable tax laws. It reflects the permanent differences between financial and taxable income relevant to each entity. The significant components of the provision are as follows:

	Years Ended December 31,

(Dollars in thousands)	2003	2002	2001

Current tax:
U.S	$106,081	$12,069	$(529)
Foreign	7,288	12,193	5,912

Total current tax	113,369	24,262	5,383
Total deferred U.S. tax (benefit) expense	(52,333)	507	(14,568)

Total income tax expense (benefit)	$61,036	$24,769	$(9,185)

A reconciliation of the U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,

	2003	2002	2001

Federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
Tax exempt income	(19.0)	(18.6)	(95.9)
Other, net	6.8	1.3	29.3

Effective tax rate	22.8%	17.7%	(31.6%)

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S tax laws and regulations. The principal items making up the net deferred income tax asset are as follows:

	December 31,

(Dollars in thousands)	2003	2002

Deferred tax assets:
Reserve for losses and LAE	$211,220	$184,963
Unearned premium reserve	70,274	46,224
Foreign currency translation	--	4,965
Impairments	16,838	7,799
Deferred compensation	7,010	7,599
Capital loss carryforward	1,109	371
Net operating loss and foreign tax credit carryforwards	21,899	17,956
Other assets	25,398	22,832

Total deferred tax assets	353,748	292,709

Deferred tax liabilities:
Deferred acquisition costs	76,821	58,638
Investments	4,838	8,019
Net unrealized appreciation of investments	105,789	78,641
Foreign currency translation	5,556	--
Other liabilities	986	2,319

Total deferred tax liabilities	193,990	147,617

Net deferred tax assets	$159,758	$145,092

For U.S. income tax purposes the Company has foreign tax credit carryforwards of $6.1 million expiring in 2006, $7.8 million expiring in 2007 and $7.9 million expiring in 2008. In addition, for U.S. income tax purposes the Company has $9.3 million of Alternative Minimum Tax credits that do not expire. Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets and, accordingly, no valuation allowance has been recorded for the periods presented.

Tax benefits of $3.5 million and $0.7 million related to compensation expense deductions for stock options exercised in 2003 and 2002, respectively, are reflected in the change in stockholders’ equity in “additional paid in capital”.

11. Reinsurance

The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences. These agreements provide for recovery from reinsurers of a portion of losses and LAE under certain circumstances without relieving the insurer of its obligation to the policyholder. Losses and LAE incurred and premiums earned are after deduction for reinsurance. In the event reinsurers were unable to meet their obligations under reinsurance agreements, the Company would not be able to realize the full value of the reinsurance recoverable balances. The Company may hold partial collateral, including letters of credit and funds held, under these agreements. See also Note 1C.

Effective January 1, 2003 and 2002, Everest Re and Bermuda Re entered into Quota Share Reinsurance Agreements, for what management believes to be arm’s-length consideration, whereby Everest Re cedes 25% and 20% of the net retained liability on all new and renewal policies written during the term of these agreements, respectively.

Effective January 1, 2002, Everest Re, Everest National and Everest Security entered into an excess of loss reinsurance agreement with Bermuda Re, for what management believes to be arm’s-length consideration, covering workers’ compensation losses occurring on and after January 1, 2002, as respects new, renewal and in force policies effective on that date. Bermuda Re is liable for any loss exceeding $100,000 per occurrence, with its liability not to exceed $150,000 per occurrence.

Effective January 1, 2003, Everest Re and Bermuda Re entered into a Quota Share Reinsurance Agreement for what management believes to be arms-length consideration, whereby Everest Re cedes 50% of its Canadian branch property business retained liability on all new and renewal policies written during the term of this agreement.

Effective October 1, 2001, Everest Re and Bermuda Re entered into a loss portfolio transfer reinsurance agreement which are accounted for on a retroactive basis, whereby Everest Re transferred, for what management believes to be arm’s-length consideration, its Belgium branches’ net insurance exposures and reserves, including allocated and unallocated loss adjustment expenses to Bermuda Re.

Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement which are accounted for on a retroactive basis, whereby Mt. McKinley transferred, for what management believes to be arm’s-length consideration, all of its net insurance exposures and reserves, including allocated and unallocated loss adjustment expenses to Bermuda Re.

The following table summarizes the premiums and losses ceded by the Company to Bermuda Re:

	Years Ended December 31,

(Dollars in thousands)	2003	2002	2001

Ceded written premiums	$982,954	$381,071	$123,229
Ceded earned premiums	813,279	283,786	122,310
Ceded losses and LAE	$516,210	$207,233	$123,886

The Company considers purchasing corporate level retrocessional protection covering the potential accumulation of exposures. Such consideration includes balancing the underlying exposures against the availability of cost-effective retrocessional protection. For years ended December 31, 1999, 2000 and 2001, the Company purchased accident year aggregate excess of loss retrocession coverage that provided up to $175.0 million of coverage for each year. These excess of loss policies provided coverage if Everest Re’s consolidated statutory basis accident year loss ratio exceeded a loss ratio attachment point for each year of coverage. The attachment point was net of inuring reinsurance and included adjustable premium provisions that effectively caused the Company to offset, on a pre-tax income basis up to approximately 57% of such ceded losses. The maximum recovery for each year is $175.0 million before giving effect to the adjustable premium. During 2001 and 2002, the Company ceded $164.0 million and $11.0 million of losses, respectively, to the 2001 cover, reducing the limit available under the contract to $0.0 million. During 2002 and 2003, the Company ceded $90.0 million and $85.0 million of losses, respectively, to the 2000 cover, reducing the limit available under the contract to $0.0 million. During 2001, the Company ceded $105.0 million of losses to the 1999 cover, reducing the limit available under the contract to $0.0 million. The Company has not purchased similar coverage for the period subsequent to December 31, 2001.

In addition, the Company has coverage under an aggregate excess of loss reinsurance agreement provided by Prupac, in connection with the Company’s acquisition of Mt. McKinley in September 2000. This agreement covers 80% or $160 million of the first $200 million of any adverse loss reserve development on the carried reserves of Mt. McKinley at the date of acquisition and reimburses the Company as such losses are paid by the Company. There were $81.1 million, $56.7 million and $22.2 million of cessions under this reinsurance for years ended December 31, 2003, 2002 and 2001, respectively, exhausting the limit available under this contract.

In connection with the Mt. McKinley acquisition, Prupac also provided excess of loss reinsurance for 100% of the first $8.5 million of loss with respect to certain of Mt. McKinley’s retrocessions and potentially uncollectible reinsurance coverage. There were no cessions under this reinsurance during the periods ending December 31, 2003 and 2002, maintaining the limit available under the contract at $2.4 million. There was $3.6 million of cessions under this reinsurance during the period ended December 31, 2001.

Mt.     McKinley is a reinsurer of Everest Re. Under a series of transactions dating to 1986, Mt. McKinley reinsured several components of Everest Re’s business. In particular, Mt. McKinley provided stop loss reinsurance protection, in connection with the Company’s October 5, 1995 initial public offering, for any adverse loss development on Everest Re’s June 30, 1995 (December 31, 1994 for catastrophe losses) reserves, with $375.0 million in limits, of which $103.9 million remains available (the “Stop Loss Agreement”). The Stop Loss Agreement and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the acquisition. However, these contracts became transactions with affiliates effective on the date of the Mt. McKinley acquisition, and their financial impact is thereafter eliminated in consolidation. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm’s-length consideration, all of its net insurance exposures and reserves to Bermuda Re.

Written and earned premiums are comprised of the following:

	Years Ended December 31,

(Dollars in thousands)	2003	2002	2001

Direct	$1,179,449	$843,602	$438,837
Assumed	3,114,159	1,911,820	1,410,963
Ceded	(1,205,985)	(565,903)	(432,872)

Net written premiums	$3,087,623	$2,189,519	$1,416,928

Premiums earned:
Direct	$983,221	$667,151	$380,178
Assumed	2,777,349	1,754,717	1,396,211
Ceded	(1,002,846)	(464,522)	(442,888)

Net premiums earned	$2,757,724	$1,957,346	$1,333,501

The amounts deducted from losses and LAE incurred for net reinsurance recoveries were $761.0 million, $486.1 million and $619.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

As of December 31, 2003, the Company carried as an asset $2,402.5 million in reinsurance receivables with respect to losses ceded. Of this amount, $1,156.6 million, or 48.1% was receivable from Bermuda Re, $494.5 million, or 20.6% was receivable from subsidiaries of London Reinsurance Group (“London Life”), $160.0 million, or 6.7% was receivable from Prupac and $145.0 million, or 6.0%, was receivable from Continental. As of December 31, 2002, the Company carried as an asset $1,840.1 million in reinsurance receivables with respect to losses ceded. Of this amount, $735.2 million, or 40.0% was receivable from Bermuda Re, $440.0 million, or 23.9% was receivable from subsidiaries of London Life and $145.0 million, or 7.9% was receivable from Continental. No other retrocessionaire accounted for more than 5% of the Company’s receivables. See also Note 3.

The Company’s arrangements with Bermuda Re are secured through the use of trust agreements. The Company’s arrangements with London Life and Continental are managed on a funds held basis, which means that the Company has not released premium payments to the retrocessionaire but rather retains such payments to secure obligations of the retrocessionaire, records them as a liability, credits interest on the balances and reduces the liability account as payments become due. As of December 31, 2003, such funds had reduced the Company’s net exposure to London Life to $204.9 million, effectively 100% of which has been secured by letters of credit, and its exposure to Continental to $53.3 million. As of December 31, 2002, such funds had reduced the Company’s net exposure to London Life to $190.2 million, 100% of which has been secured by letters of credit and its exposure to Continental to $60.9 million.

12. Comprehensive Income

The components of comprehensive income for the periods ended December 31, 2003, 2002 and 2001 are shown in the following table:

(Dollars in thousands)	2003	2002	2001

Net income	$206,485	$115,103	$38,250

Other comprehensive income, before tax:
Foreign currency translation adjustments	32,428	5,145	(6,228)
Unrealized gains on securities arising during the
period	52,607	37,475	20,112
Less: reclassification adjustment for
realized losses included in net
income	22,883	53,127	15,745

Other comprehensive income, before tax	107,918	95,747	29,629

Income tax expense (benefit) related to
items of other comprehensive income:
Tax expense (benefit) from foreign
currency translation	11,350	1,883	(2,179)
Tax expense from unrealized
gains arising during the period	18,410	13,116	7,041
Tax benefit from realized losses included in net
income	(8,009)	(18,595)	(5,511)

Income tax expense related to
items of other comprehensive income:	37,769	33,594	10,373
Other comprehensive income, net of tax	70,149	62,153	19,256

Comprehensive income	$276,634	$177,256	$57,506

The following table shows the components of the change in accumulated other comprehensive income for the years ended December 31, 2003 and 2002.

(Dollars in thousands)	2003		2002

Beginning balance of accumulated other
comprehensive income		138,156		76,003

Beginning balance of foreign currency
translation adjustments	$(9,220)		$(12,482)
Current period change in foreign currency
translation adjustments	21,082	21,082	3,262	3,262

Ending balance of foreign currency
translation adjustments	11,862		(9,220)

Beginning balance of unrealized gains on
securities	147,376		88,485
Current period change in unrealized gains
on securities	49,067	49,067	58,891	58,891

Ending balance of unrealized gains on
securities	196,443		147,376

Current period change in accumulated
other comprehensive income		70,149		62,153

Ending balance of accumulated other
comprehensive income		$208,305		$138,156

13. Employee Benefit Plans

A. Defined Benefit Pension Plans

The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees. Generally, the Company computes the benefits based on average earnings over a period prescribed by the plans and credited length of service. The Company’s non-qualified defined benefit pension plan, effected in October 1995, provides compensating pension benefits for participants whose benefits have been curtailed under the qualified plan due to Internal Revenue Code limitations.

Although not required to make contributions under Internal Revenue Service guidelines, the Company contributed $7.7 million and $1.2 million to the qualified, and non-qualified plans, respectively, in 2003 and $3.2 million and $2.0 million to the qualified and non-qualified plans, respectfully, in 2002. The change in the accumulated pension benefit obligation reflects the net effect of amendments made to the plans during 2002. Pension expense for the Company’s plans for the years ended December 31, 2003, 2002 and 2001 were $3.7 million, $3.6 million and $1.6 million, respectively.

The following table summarizes the status of these plans:

	Years Ended December 31,

(Dollars in thousands)	2003	2002

Change in projected benefit obligation:
Benefit obligation at beginning of year	$39,796	$31,402
Service cost	2,295	1,877
Interest cost	2,692	2,376
Actuarial gain	6,331	3,666
Plan change	190	784
Administrative expenses paid	(219)	--
Benefits paid	(312)	(309)

Benefit obligation at end of year	50,773	39,796

Change in plan assets:
Fair value of plan assets at beginning of year	23,344	20,868
Actual return on plan assets	5,794	(2,387)
Actual contributions during the year	8,957	5,172
Administrative expenses paid	(219)	--
Benefits paid	(312)	(309)

Fair value of plan assets at end of year	37,564	23,344

Funded status	(13,209)	(16,453)
Unrecognized prior service cost	874	811
Unrecognized net loss	13,652	11,738

Prepaid (accrued) pension cost	$1,317	$(3,904)

Plan assets are comprised of shares in investment trusts with approximately 71% and 29% of the underlying assets consisting of equity securities and fixed maturities, respectively.

Net periodic pension cost included the following components:

	Years Ended December 31,

(Dollars in thousands)	2003	2002	2001

Service cost	$2,295	$1,877	$1,397
Interest cost	2,692	2,376	1,921
Expected return on assets	(2,082)	(1,861)	(1,905)
Amortization of net loss from earlier periods	705	275	21
Amortization of unrecognized prior service cost	127	898	148

Net periodic pension cost	$3,737	$3,565	$1,582

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for 2003, 2002 and 2001 were 6.0%, 6.75% and 7.0%, respectively. The rate of compensation increase used to determine the actuarial present value of the projected benefit obligation for 2003, 2002 and 2001 was 4.50%. The expected long-term rate of return on plan assets for 2003, 2002 and 2001 was 9.0%.

Amounts recognized in the statement of financial position consist of:

	Pension Benefits

	2003	2002

Prepaid/(accrued) benefit cost	$ 1,317	$ (3,904)
Intangible assets	245	384
Accumulated other comprehensive income	(245)	(384)

Net amount recognized	$ 1,317	$ (3,904)

The Company also maintains both qualified and non-qualified defined contribution plans (“Savings Plan” and “Non-Qualified Savings Plan”, respectively) covering U.S. employees. Under the plans, the Company contributes up to a maximum 3% of the participants’ compensation based on the contribution percentage of the employee. The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to Internal Revenue Code limitations. The Company’s incurred expenses related to these plans were $0.8 million, $0.7 million and $0.6 million for 2003, 2002 and 2001, respectively.

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees. Each non-U.S. office (Canada, London, Belgium, Hong Kong and Singapore) maintains a separate plan for the non-U.S. employees working in that location. The Company contributes various amounts based on salary, age, and/or years of service. The contributions as a percentage of salary for the branch offices range from 2% to 12%. The contributions are generally used to purchase pension benefits from local insurance providers. The Company’s incurred expenses related to these plans were $0.4 million for 2003, 2002 and 2001, respectively.

The following table summarizes the Accumulated Benefit Obligation for years ended December 31, 2003, and 2002, respectively.

(Dollars in thousands)	Pension Plan	Supplemental Plan	Total

Accumulated Benefit Obligation- 2003	$30,762	$6,311	$37,073
Accumulated Benefit Obligation- 2002	$23,041	$4,590	$27,631

The asset allocation percentages for the qualified and non-qualified benefit plans at December 31, 2003 and 2002, by asset category are as follows:

	Qualified Benefit Plan		Non-Qualified Benefit Plan

Asset Category:	2003	2002	2003	2002

Equity securities	70.59%	58.05%	71.01%	32.36%
Debt securities	28.66%	25.23%	28.59%	14.22%
Other	0.75%	16.72%	0.40%	53.42%

Total	100.0%	100.0%	100.0%	100.0%

The Company engages a third party investment administrator to manage the qualified and non-qualified plan for its U.S. employees. The assets in both plans consist of debt and equity mutual funds. Due to the long term nature of the plans, the target asset allocation for each plan consists of 70% equities and 30% bonds.

The Company expects to contribute between $1.0 million and $2.0 million to the qualified plan in 2004.

B. Post-retirement Plan

Beginning January 1, 2002, the Company established the Retiree Health Plan. This plan provides health care benefits for eligible retired employees (and their eligible dependants), who have elected coverage. The Company currently anticipates that most covered employees will become eligible for these benefits if they retire while working for the Company. The cost of these benefits is shared with the retiree. The Company accrues the postretirement benefit expense during the period of the employee’s service.

A health care inflation rate for pre-medicare claims of 12% in 2003 was assumed to change to 11% in 2004; and then decrease one percentage point annually to 5% in 2010, and then remain at that level.

A health care inflation rate for post-medicare claims of 8% in 2003 was assumed to change to 7% in 2004; and then decrease one percentage point annually to 5% in 2006, and then remain at that level.

Changes in the assumed health care cost trend can have a significant effect on the amounts reported for the health care plans. A one percent change in the rate would have the following effects on:

(Dollars in thousands)	Percentage Point Increase	Percentage Point Decrease
	($ Impact)	($ Impact)

a. Effect on total service and
interest cost components	$ 187	$ (146)
b. Effect on accumulated
postretirement	$ 1,414	$ (1,119)

Pension expense for this plan for the year ended December 31, 2003 was $0.7 million.

The following table summarizes the status of these plans:

	Years Ended December 31,

(Dollars in thousands)	2003	2002

Change in projected benefit obligation:
Benefit obligation at beginning of year	$4,272	$--
Initial Accrual for Retiree Health Plan	--	3,888
Service cost	372	327
Interest cost	358	294
Assumption change	867	--
Liability loss	186	--
Actuarial loss (gain)	833	(208)
Benefits paid	(18)	(29)

Benefit obligation at end of year	6,870	4,272

Funded status	(6,870)	(4,271)
Unrecognized net loss (gain)	1,659	(208)

(Accrued) postretirement benefit cost	$(5,211)	$(4,479)

Net periodic cost included the following components:

	Years Ended December 31,

(Dollars in thousands)	2003	2002

Service cost	$372	$327
Interest cost	358	294
Net loss recoginition	20	--

Net periodic cost	$750	$621

The following table summarizes the Accumulated Benefit Obligation for the years ended December 31, 2003 and 2002, respectively.

Post Retirement Plan

Accumulated Benefit Obligation- 2003	6,870
Accumulated Benefit Obligation- 2002	4,271

14. Dividend Restrictions and Statutory Financial Information

A. Dividend Restrictions

Delaware law provides that an insurance company which is either an insurance holding company or a member of an insurance holding system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement. In addition, no dividend may be paid in excess of unassigned earned surplus. At December 31, 2003, Everest Re had $171.6 million available for payment of dividends in 2004 without prior regulatory approval.

B. Statutory Financial Information

Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners (“NAIC”) and the Delaware Insurance Department. Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual. The capital and statutory surplus of Everest Re was $1,715.5 million (unaudited) and $1,494.0 million at December 31, 2003 and 2002, respectively. The statutory net income of Everest Re was $164.6 million (unaudited), $77.6 million and $78.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

C. Codification

The Company’s operating subsidiaries file statutory basis financial statements with the state departments of insurance in the states in which the subsidiary is licensed. On January 1, 2001, significant changes to the statutory-basis of accounting became effective. The cumulative effect of these changes has been recorded as a direct adjustment to statutory surplus. The cumulative effect of these changes in 2001 increased Everest Re’s statutory surplus by $57.1 million.

15. Contingencies

The Company does not believe that there are any material pending legal proceedings to which it or any of its subsidiaries is a party or of which any of their properties are subject.

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

The Prudential sells annuities, which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior years, the Company, for a fee, accepted the claim payment obligation of these property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the

Company was contingently liable at December 31, 2003 and 2002 was $153.8 million and $150.5 million, respectively. The Company has purchased annuities from an unaffiliated life insurance company with an A+ (Superior) rating from A.M. Best to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at December 31, 2003 and 2002 as $16.0 million and $14.8 million, respectively.

16. Related-Party Transactions

During the normal course of business, the Company, through its affiliates, engages in reinsurance and brokerage and commission business transactions, which management believes to be arm’s-length with companies controlled or affiliated with its outside directors. Such transactions individually and in the aggregate are immaterial to the Company’s financial condition, results of operations and cash flows.

The Company engages in business transactions with Group and Bermuda Re. See also Note 11.

17. Segment Reporting

The Company, through its subsidiaries, operates in four segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting and International. The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers as well as directly with ceding companies within the U.S. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the U.S. The Specialty Underwriting operation writes accident and health, marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through the Company’s branches in London, Canada, and Singapore, in addition to foreign business written through the Company’s Miami and New Jersey offices.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments based upon their underwriting gain or loss (“underwriting results”). Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. The accounting policies of the operating segments are the same as those described in Note 1J, Summary of Significant Accounting Policies.

The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

The Company has recently announced that one of its subsidiaries, Everest Re has reached agreement to sell its United Kingdom branch to a related company, Bermuda Re. Business for this branch is currently reported through the International segment; however, upon completion of the transaction, the business will no longer be part of the Company’s operating results. As such, appropriate disclosures will be made in future filings to address the segment financial fluctuations resulting from the transfer.

The following tables present the relevant underwriting results for the operating segments for the three years ended December 31, 2003, 2002 and 2001.

U.S. Reinsurance

(Dollars in thousands)	2003	2002	2001

Gross written premiums	$1,752,302	$894,555	$610,439
Net written premiums	1,299,523	730,827	460,801

Premiums earned	$1,060,338	$658,131	$497,600
Incurred losses and loss
adjustment expenses	764,794	501,000	449,635
Commission and brokerage	262,339	163,808	148,807
Other underwriting expenses	21,672	18,876	15,211

Underwriting gain (loss)	$11,533	$(25,553)	$(116,053)

U.S. Insurance

(Dollars in thousands)	2003	2002	2001

Gross written premiums	$1,069,527	$821,442	$502,368
Net written premiums	741,202	553,974	361,169

Premiums earned	$683,968	$465,719	$294,225
Incurred losses and loss
adjustment expenses	520,360	345,326	211,311
Commission and brokerage	104,121	111,562	63,512
Other underwriting expenses	38,569	25,802	19,185

Underwriting gain (loss)	$20,918	$(16,971)	$217

Specialty Underwriting

(Dollars in thousands)	2003	2002	2001

Gross written premiums	$502,888	$488,583	$414,029
Net written premiums	385,684	448,912	402,145

Premiums earned	$399,194	$424,666	$371,805
Incurred losses and loss
adjustment expenses	289,254	291,772	330,841
Commission and brokerage	100,720	120,440	102,144
Other underwriting expenses	6,475	6,363	5,688

Underwriting gain (loss)	$2,745	$6,091	$(6,868)

International

(Dollars in thousands)	2003	2002	2001

Gross written premiums	$968,891	$550,842	$322,964
Net written premiums	661,214	455,806	192,813

Premiums earned	$614,224	$408,830	$169,871
Incurred losses and loss
adjustment expenses	425,259	260,855	87,432
Commission and brokerage	128,306	92,625	79,182
Other underwriting expenses	16,908	13,196	13,829

Underwriting gain (loss)	$43,751	$42,154	$(10,572)

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income:

(Dollar values in thousands)	2003	2002	2001

Underwriting gain (loss)	$78,947	$5,721	$(193,276)
Net investment income	284,322	257,922	265,924
Realized loss	(22,883)	(53,127)	(15,745)
Net derivative income (expense)	-	(3,466)	(7,020)
Corporate expenses	(2,111)	(823)	(1,379)
Distributions on trust
preferred securities	(16,485)	(2,091)	--
Interest expense	(40,293)	(42,417)	(46,004)
Other (expense) income	(13,976)	(21,847)	26,565

Income before taxes	$267,521	$139,872	$29,065

The Company produces business in its U.S. and international operations. The net income and assets of the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. The largest country, other than the U.S. in which the Company writes business is the United Kingdom, with $333.1 million for the year ended December 31, 2003. No other country represented more than 5% of the Company’s revenues.

Approximately 15.7%, 16.5% and 13.6% of the Company’s gross written premiums in 2003, 2002 and 2001, respectively, were sourced through the Company’s largest intermediary.

18. Unaudited Quarterly Financial Data

Summarized quarterly financial data were as follows:

(Dollar in thousands, except per share amounts)	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2003 Operating data:
Gross written premiums	$961,326	$990,233	$1,154,989	$1,187,061
Net written premiums	684,707	722,692	840,673	839,550
Premiums earned	531,691	665,601	776,895	783,537
Net investment income	67,586	72,550	70,491	73,695
Net realized capital (loss) gain	(10,075)	(2,003)	(11,843)	1,038
Total claims and underwriting expenses	499,114	647,545	751,045	783,184
Net income	$59,588	$55,931	$60,491	$30,476

2002 Operating data:
Gross written premiums	$590,884	$626,636	$693,456	$844,446
Net written premiums	514,095	519,367	523,559	632,498
Premiums earned	458,118	451,607	456,387	591,234
Net investment income	64,799	65,472	64,402	63,249
Net realized capital loss	1,039	(39,909)	(7,074)	(7,183)
Total claims and underwriting expenses	453,701	439,083	453,284	606,380
Net income	$46,315	$22,548	$34,803	$11,437

EVEREST REINSURANCE HOLDINGS, INC.

SCHEDULE I - SUMMARY OF INVESTMENTS-
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2003

Column A	Column B	Column C	Column D

Amount
Shown in
		Market	Balance
(Dollars in thousands)	Cost	Value	Sheet

Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$167,861	$174,112	$174,112
State, municipalities and political subdivisions	2,798,386	2,951,633	2,951,633
Foreign government securities	646,347	666,565	666,565
Foreign corporate securities	341,052	364,836	364,836
Public utilities	152,962	157,858	157,858
All other corporate bonds	1,016,100	1,089,951	1,089,951
Mortgage pass-through securities	494,164	501,514	501,514
Redeemable preferred stock	32,397	36,430	36,430

Total fixed maturities-available for sale	5,649,269	5,942,899	5,942,899
Equity securities	139,911	147,885	147,885
Short-term investments	113,186	113,186	113,186
Other invested assets	59,183	59,801	59,801
Cash	142,094	142,094	142,094

Total investments and cash	$6,103,643	$6,405,865	$6,405,865

EVEREST REINSURANCE HOLDINGS, INC.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE
REGISTRANT CONDENSED BALANCE SHEETS

	December 31,

(Dollars in thousands, except par value per share)	2003	2002

ASSETS
Short-term investments	22,150	16,466
Cash	471	384
Investment in subsidiaries, at equity in the underlying net assets	2,261,702	1,983,592
Receivable from affliate	-	126
Deferred tax asset	2,334	109
Accrued investment income	64	65
Other assets	11,622	8,955

Total assets	$2,298,343	$2,009,697

LIABILITIES
8.5% Senior notes due 3/15/2005	$249,874	$249,780
8.75% Senior notes due 3/15/2010	199,245	199,158
Revolving credit facility	70,000	70,000
Current federal income taxes	799	(6,758)
Accrued interest on debt and borrowings	13,696	13,546
Due to affiliates	1,472	993
Other liabilities	(103)	34
Subordinated Debentures	216,496	216,496

Total liabilities	751,479	743,249

SHAREHOLDERS' EQUITY
Common stock, par value:
$0.01; 200 million shares authorized;
1,000 issued in 2003 and 2002	-	-
Paid-in capital	263,290	259,508
Accumulated other comprehensive income, net of deferred taxes
of $117.5 million in 2003 and $75.1 million in 2002	208,305	138,156
Treasury shares, at cost; 0.5 million shares in 2003 and 2002	(22,950)	(22,950)
Retained earnings	1,098,219	891,734

Total shareholders' equity	1,546,864	1,266,448

Total liabilities and shareholders' equity	$2,298,343	$2,009,697

See notes to consolidated financial statements

EVEREST REINSURANCE HOLDINGS, INC.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE
REGISTRANT CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,

(Dollars in thousands)	2003	2002	2001

REVENUES
Net investment income	$598	$408	$241
Net realized capital gain	-	-	1
Other (expense)	(1,378)	(2,241)	(543)
Equity in undistributed change in retained earnings of subsidiaries	252,435	137,645	68,027

Total revenues	251,655	135,812	67,726

EXPENSES
Interest expenses	57,288	44,574	46,004
Other expenses	831	466	427

Income before taxes	193,536	90,772	21,295
Income tax expense (benefit)	(12,949)	(24,331)	(16,955)

Net income	$206,485	$115,103	$38,250

See notes to consolidated financial statements

EVEREST REINSURANCE HOLDINGS, INC.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE
REGISTRANT CONDENSED STATEMENTS OF CASHFLOWS

	For Years Ended December 31,

(Dollars in thousands)	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$206,485	$115,103	$38,250
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in undistributed change in retained earnings of subsidiaries	(252,435)	(137,645)	(68,027)
(Decrease) increase in other liabilities	343	(32,858)	32,085
Increase (decrease) in accrued interest on debt and borrowings	150	1,602	(268)
Decrease (increase) in deferred tax asset	5,332	34,972	(27,156)
(Increase) decrease in other assets	353	(6,402)	697
(Increase) decrease in receivable from affliates	126	(2,279)	(335)
Accrual of bond discount	-	-	(107)
Amortization of underwriting discount on senior notes	181	167	152
Realized capital (gains)	-	-	(1)

NET CASH (USED IN) OPERATING ACTIVITIES	(39,465)	(27,340)	(24,710)

CASH FLOWS FROM INVESTING ACTIVITIES
Additional investment in subsidiaries, net of cash acquired	-	(200,196)	-
Proceeds from equity securities acquired	-	55	-
Cost of equity securities acquired	-	-	-
Net (purchases) sales of short-term securities	(5,684)	(15,755)	25,756

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(5,684)	(215,896)	25,756

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend from parent	236	-	-
Acquisition of treasury stock	-	(22,950)	-
Borrowing on revolving credit line	-	45,000	22,000
Repayments on revolving credit line	-	(80,000)	(152,000)
Proceeds from issuance of subordinated debentures	-	216,496	-
Contribution from subsidiaries	45,000	85,000	129,000

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	45,236	243,546	(1,000)

Net increase in cash	87	310	46
Cash, beginning of period	384	74	28

Cash, end of period	$471	$384	$74

See notes to consolidated financial statements

EVEREST REINSURANCE HOLDINGS, INC.

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J

		Reserve
		for Losses				Incurred	Amortization
Geographic Area	Deferred	and Loss	Unearned		Net	Loss and Loss	of Deferred	Other	Net
	Acquistion	Adjustment	Premium	Premiums	Investment	Adjustment	Acquisition	Operating	Written
(Dollars in thousands)	Costs	Expenses	Reserves	Earned	Income	Expenses	Costs	Expenses	Premium

December 31, 2003
Domestic	$169,765	$5,137,233	$1,134,706	$2,152,658	$247,431	$1,625,213	$467,203	$68,827	$2,182,584
International	$50,912	$1,089,845	$222,965	$605,066	$36,891	$374,454	$128,283	$16,908	$905,040

Total	$220,677	$6,227,078	$1,357,671	$2,757,724	$284,322	$1,999,667	$595,486	$85,735	$3,087,624

December 31, 2002
Domestic	$133,824	$4,125,389	$702,970	$1,548,516	$229,990	$1,138,098	$395,810	$51,864	$1,653,600
International	$27,626	$749,836	$106,843	$408,830	$27,932	$260,855	$92,625	$13,196	$535,919

Total	$161,450	$4,875,225	$809,813	$1,957,346	$257,922	$1,398,953	$488,435	$65,060	$2,189,519

December 31, 2001
Domestic	$98,491	$3,641,323	$412,139	$1,163,630	$231,567	$991,787	$314,463	$41,463	$1,224,118
International	$16,457	$633,012	$61,169	$169,871	$34,357	$87,432	$79,182	$13,829	$192,810

Total	$114,948	$4,274,335	$473,308	$1,333,501	$265,924	$1,079,219	$393,645	$55,292	$1,416,928

EVEREST REINSURANCE HOLDINGS, INC.

SCHEDULE IV — REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F

		Ceded to	Assumed
	Gross	Other	from Other		Assumed to
(Dollars in thousands)	Amount	Companies	Companies	Net Amount	Net

December 31, 2003
Total property and liability
insurance premiums earned	$983,221	$(1,002,846)	$2,777,349	$2,757,724	100.7%
December 31, 2002
Total property and liability
insurance premiums earned	$667,151	$464,523	$1,754,718	$1,957,346	89.6%
December 31, 2001
Total property and liability
insurance premiums earned	$380,178	$442,888	$1,396,211	$1,333,501	104.7%