Form 10-Q
period 2004-03-31
EVEREST REINSURANCE HOLDINGS INC
filed 2004-05-17
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	Commission File Number:
March 31, 2004	1-13816

Everest Reinsurance Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	22-3263609
(State or other juris-	(IRS Employer Identification
diction of incorporation	Number)
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

YES          NO   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at May 1, 2004

Common Shares, $.01 par value	1,000

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Index To Form 10-Q

PART I

FINANCIAL INFORMATION

Page
ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets at March 31, 2004 (unaudited)	3
and December 31, 2003

Consolidated Statements of Operations and Comprehensive Income	4
for the three months ended March 31, 2004 and 2003 (unaudited)

Consolidated Statements of Changes in Stockholders’ Equity for the	5
three months ended March 31, 2004 and 2003 (unaudited)

Consolidated Statements of Cash Flows for the three months	6
ended March 31, 2004 and 2003 (unaudited)

Notes to Consolidated Interim Financial Statements (unaudited)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION	21

ITEM 4. CONTROLS AND PROCEDURES	35

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	36

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS	36
AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	36

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS	36

ITEM 5. OTHER INFORMATION	36

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	37

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,

(Dollars in thousands, except par value per share)	2004	2003

	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value
(amortized cost: 2004, $5,389,510; 2003, $5,649,269)	$ 5,718,282	$ 5,942,899
Equity securities, at market value (cost: 2004, $253,671; 2003, $146,407)	268,664	154,381
Short-term investments	469,606	113,186
Other invested assets (cost: 2004, $60,236; 2003, $59,183)	61,178	59,801
Cash	29,755	142,094

Total investments and cash	6,547,485	6,412,361
Accrued investment income	79,253	83,023
Premiums receivable	1,008,842	988,039
Reinsurance receivables - unaffiliated	1,214,077	1,245,891
Reinsurance receivables - affiliated	1,160,068	1,156,615
Funds held by reinsureds	134,924	142,775
Deferred acquisition costs	212,079	220,677
Prepaid reinsurance premiums	342,949	353,764
Deferred tax asset	149,757	159,758
Other assets	143,943	106,462

TOTAL ASSETS	$ 10,993,377	$ 10,869,365

LIABILITIES:
Reserve for losses and adjustment expenses	$ 6,041,460	$ 6,227,078
Unearned premium reserve	1,369,466	1,357,671
Funds held under reinsurance treaties	407,291	450,936
Losses in the course of payment	26,492	2,577
Contingent commissions	5,246	3,811
Other net payable to reinsurers	316,085	370,604
Current federal income taxes	39,384	40,945
8.5% Senior notes due 3/15/2005	249,899	249,874
8.75% Senior notes due 3/15/2010	199,269	199,245
Revolving credit agreement borrowings	70,000	70,000
Junior subordinated debt securities payable	546,393	216,496
Interest accrued on debt and borrowings	4,169	13,695
Other liabilities	160,356	119,569

Total liabilities	9,435,510	9,322,501

STOCKHOLDERS' EQUITY:
Common stock, par value: $0.01; 200 million shares authorized;
1,000 shares issued in 2004 and 2003	--	--
Additional paid-in capital	268,270	263,290
Treasury shares, at cost; 0.5 million in 2004 and 0.5 million
shares in 2003	(22,950)	(22,950)
Accumulated other comprehensive income, net of
deferred income taxes of $125.6 million in 2004 and $112.2
million in 2003	233,250	208,305
Retained earnings	1,079,297	1,098,219

Total stockholders' equity	1,557,867	1,546,864

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 10,993,377	$ 10,869,365

The accompanying notes are an integral part of the consolidated financial statements

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
	Three Months Ended
	March 31,

(Dollars in thousands)	2004	2003

	(unaudited)
REVENUES:
Premiums earned	$ 800,719	$ 531,691
Net investment income	65,823	67,714
Net realized capital loss	(27,046)	(10,075)
Other (expense) income	(17,260)	355

Total revenues	822,236	589,685

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	593,223	376,190
Commission, brokerage, taxes and fees	168,674	104,706
Other underwriting expenses	19,262	18,218
Interest expense on senior notes	9,736	9,731
Interest expense on junior subordinated debt	4,419	4,249
Interest expense on credit facility	324	360

Total claims and expenses	795,638	513,454

INCOME BEFORE TAXES	26,598	76,231
Income tax expense	19,258	16,643

NET INCOME	$ 7,340	$ 59,588

Other comprehensive income , net of tax	24,945	21,128

COMPREHENSIVE INCOME	$ 32,285	$ 80,716

The accompanying notes are an integral part of the consolidated financial statements

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY
	Three Months Ended
	March 31,

(Dollars in thousands, except share amounts)	2004	2003

	(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000
Issued during the period	--	--

Balance, end of period	1,000	1,000

COMMON STOCK (par value):
Balance, beginning of period	$ --	$ --
Issued during the period	--	--

Balance, end of period	--	--

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period	263,290	259,508
Tax benefit from stock options exercised	4,935	--
Dividend from parent	45	--

Balance, end of period	268,270	259,508

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	208,305	138,156
Net increase during the period	24,945	21,128

Balance, end of period	233,250	159,284

RETAINED EARNINGS:
Balance, beginning of period	1,098,219	891,734
Net income	7,340	59,588
Dividends paid	(26,262)	--

Balance, end of period	1,079,297	951,322

TREAURY SHARES AT COST:
Balance, beginning of period	(22,950)	(22,950)
Treasury shares acquired during the period	--	--

Balance, end of period	(22,950)	(22,950)

TOTAL STOCKHOLDERS' EQUITY, END OF PERIOD	$ 1,557,867	$ 1,347,164

The accompanying notes are an integral part of the consolidated financial statements

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,

(Dollars in thousands)	2004	2003

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,340	$59,588
Adjustments to reconcile net income to net cash provided by
operating activities:
Increase in premiums receivable	(108,057)	(138,607)
Increase in funds held, net	(47,213)	(5,907)
Decrease (increase) in reinsurance receivables	21,947	(72,908)
Increase in deferred tax asset	(3,442)	(14,799)
Increase in reserve for losses and loss adjustment expenses	296,003	168,546
Increase in unearned premiums	106,911	207,997
(Decrease) increase in other assets and liabilities	(53,878)	8,378
Amortization of bond premium/accrual of bond discount	152	(1,717)
Amortization of underwriting discount on senior notes	48	44
Realized capital losses	27,047	10,075

Net cash provided by operating activities	246,858	220,690

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale	106,932	135,794
Proceeds from fixed maturities sold - available for sale	226,025	214,575
Proceeds from equity securities sold	1,317	120
Proceeds from other invested assets sold	3	10
Cost of fixed maturities acquired - available for sale	(595,644)	(539,515)
Cost of equity securities acquired	(108,230)	--
Cost of other invested assets acquired	(126)	(1,548)
Net purchases of short-term securities	(356,572)	(67,850)
Net increase in unsettled securities transactions	37,272	60,600
Net proceeds from branch sale, net of cash disposed	(2,744)	--

Net cash used in investing activities	(691,767)	(197,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from stock options exercised	4,935	--
Dividend from parent	45
Proceeds from junior subordinated notes	329,897	--

Net cash provided by financing activities	334,877	--

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,307)	(1,587)

Net (decrease) increase in cash	(112,339)	21,289
Cash, beginning of period	142,094	116,843

Cash, end of period	$29,755	$138,132

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
Income taxes paid, net	$19,528	$5,451
Interest paid	$23,957	$24,034
Non-cash financing transaction:
Non-cash dividend to parent	$26,262	$--

The accompanying notes are an integral part of the consolidated financial statements

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2004 and 2003

1. General

As used in this document, “Holdings” means Everest Reinsurance Holdings, Inc.; “Group” means Everest Re Group, Ltd.; “Bermuda Re” means Everest Reinsurance (Bermuda), Ltd., a subsidiary of Group; “Everest Re” means Everest Reinsurance Company, a subsidiary of Holdings, and its subsidiaries (unless the context otherwise requires); and the “Company” means Holdings and its subsidiaries.

The consolidated financial statements of the Company for the three months ended March 31, 2004 and 2003 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. The results for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2003, 2002 and 2001 included in the Company’s most recent Form 10-K filing.

2. New Accounting Pronouncement

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities (“VIEs”) (“FIN 46”). FIN 46 addresses whether certain types of entities, referred to as VIEs, should be consolidated or deconsolidated in a company’s financial statements. During October 2003, the FASB deferred the effective date of FIN 46 provisions for VIEs created prior to February 1, 2003 to the first reporting period ending after December 15, 2003. During December 2003, the FASB issued FIN 46R, replacing FIN 46. FIN 46R is effective, for entities that had not adopted FIN 46 as of December 24, 2003, no later than the end of the first reporting period that ends on or after March 15, 2004. The Company adopted FIN 46R in the first quarter of 2004, resulting in the deconsolidation of Everest Re Capital Trust (“Capital Trust”) and Everest Re Capital Trust II (“Capital Trust II”). The 2003 consolidated balance sheet and statement of operations and comprehensive income have been restated to reflect the deconsolidation.

Capital Trust II and Capital Trust are wholly owned finance subsidiaries of Holdings that issued trust preferred securities on March 29, 2004 ($320 million of trust preferred securities) and November 14, 2002 ($210 million of trust preferred securities), respectively.

The proceeds of the March 29, 2004 and November 14, 2002 trust preferred securities offerings, together with Holdings’ investments in Capital Trust II ($9.9 million) and Capital Trust ($6.5 million), which are held as equity investments on the consolidated balance sheets, were used to purchase from Holdings $329.9 million of 6.20% junior subordinated debt securities and $216.5 million of 7.85% junior subordinated debt securities, respectively.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three Months Ended March 31, 2004 and 2003

The impact of the deconsolidation effectively substituted Holdings’ junior subordinated debt securities, which are held by Capital Trust and Capital Trust II, for the trust preferred securities previously reported.

3. Capital Transactions

Group filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) that provides for the issuance of up to $975.0 million of securities. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Capital Trust II and Everest Re Capital Trust III (“Capital Trust III”) are authorized to issue trust preferred securities. This registration statement was declared effective by the SEC on December 22, 2003.

o	On March 29, 2004, Capital Trust II, an unconsolidated affiliate, issued trust preferred securities resulting in a takedown from the shelf registration statement of $320 million, leaving a remaining balance on the registration statement at March 31, 2004 of $655 million. In conjunction with the issuance of Capital Trust II’s trust preferred securities, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Capital Trust II. Part of the proceeds from the junior subordinated debt securities issuance was used for capital contributions to Holdings’ operating subsidiaries.

On July 30, 2002, Group filed a shelf registration statement on Form S-3 with the SEC, providing for the issuance of up to $475.0 million of securities. Generally, under this shelf registration statement, Group was authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings was authorized to issue debt securities and Capital Trust was authorized to issue trust preferred securities. This shelf registration statement became effective on September 26, 2002. The following securities were issued pursuant to that registration statement.

o	On November 14, 2002, Capital Trust, an unconsolidated affiliate, issued trust preferred securities resulting in a takedown from the shelf registration statement of $210 million. In conjunction with the issuance of Capital Trust’s trust preferred securities, Holdings issued $216.5 million of 7.85% junior subordinated debt securities due November 15, 2032 to Capital Trust. The proceeds from the junior subordinated debt securities issuance were primarily used for capital contributions to Holdings’ operating subsidiaries.

o	On April 23, 2003, Group expanded the size of the remaining shelf registration to $318 million by filing a Post-Effective Amendment under Rule 462(b) of the Securities Act of 1933, as amended, and General Instruction IV of Form S-3 promulgated there under. On the same date, Group issued 4,480,135 of its common shares at a price of $70.75 per share, which resulted in $317.0 million in proceeds, before expenses of approximately $0.2 million. This transaction effectively exhausted the September 26, 2002 shelf registration.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three Months Ended March 31, 2004 and 2003

4. Contingencies

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

With respect to asbestos claims in particular, several additional factors have emerged in recent years that further compound the difficulty in estimating the Company’s liability. These developments include: (a) continued growth in the number of claims filed, in part reflecting a much more aggressive plaintiff bar; (b) a disproportionate percentage of claims filed by individuals with no functional injury from asbestos claims and with little to no financial value but that have increasingly been considered in jury verdicts and settlements; (c) the growth in the number and significance of bankruptcy filings by companies as a result of asbestos claims (including, more recently, bankruptcy filings in which companies attempt to resolve their asbestos liabilities in a manner that is prejudicial to insurers and forecloses insurers from the negotiation of bankruptcy plans); (d) the growth in claim filings against defendants formerly regarded as “peripheral”; (e) the concentration of claims in a small number of states that favor plaintiffs; (f) the growth in the number of claims that might impact the general liability portion of insurance policies rather than the product liability portion; (g) responses in which specific courts have adopted measures to ameliorate the worst procedural abuses; (h) an increase in settlement values being paid to asbestos claimants; and (i) the potential that the U.S. Congress or state legislatures may adopt legislation to address the asbestos litigation issue.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three Months Ended March 31, 2004 and 2003

Management believes that these uncertainties and factors continue to render reserves for A&E losses significantly less subject to traditional actuarial analysis than reserves for other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for the Company or its ceding companies.

In connection with the acquisition of Mt. McKinley Insurance Company (“Mt. McKinley”), which has significant exposure to A&E claims, Prudential Property and Casualty Insurance Company (“Prupac”), a subsidiary of The Prudential Insurance Company of America (“The Prudential”), provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley’s reserves as of September 19, 2000 and The Prudential guaranteed Prupac’s obligations to Mt. McKinley. Cessions under this reinsurance agreement exhausted the limit available under the contract at December 31, 2003.

The following table shows the development of prior year A&E reserves on both a gross and net of retrocessional basis for the three months ended March 31, 2004 and 2003:

(Dollars in thousands)	2004	2003

Gross basis:
Beginning of period reserves	$765,257	$667,922
Incurred losses	66,000	17,673
Paid losses	(25,408)	(18,635)

End of period reserves	$805,849	$666,960

Net basis:
Beginning of period reserves	$262,990	$243,157
Incurred losses	4,187	8,465
Paid losses	32,644	(8,256)

End of period reserves	$299,821	$243,366

At March 31, 2004, the gross reserves for A&E losses were comprised of $137.2 million representing case reserves reported by ceding companies, $113.9 million representing additional case reserves established by the Company on assumed reinsurance claims, $335.8 million representing case reserves established by the Company on direct insurance claims including Mt. McKinley, and $218.9 million representing incurred but not reported reserves (“IBNR”).

Mt.     McKinley is a reinsurer of Everest Re. Under a series of transactions dating to 1986, Mt. McKinley reinsured several components of Everest Re’s business. In particular, Mt. McKinley provided stop loss protection, in connection with the Company’s October 5, 1995 initial public offering, for any adverse loss development on Everest Re’s June 30, 1995 (December 31, 1994 for catastrophe losses) reserves, with $375.0 million in limits, of which $103.9 remains available (the “Stop Loss Agreement”). The Stop Loss Agreement and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the acquisition. However, these contracts became transactions with affiliates effective on the date of the Mt. McKinley acquisition. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm’s length consideration, all of its net reinsurance exposures and reserves to Bermuda Re.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three Months Ended March 31, 2004 and 2003

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

In 1993 and prior, the Company had a business arrangement with The Prudential wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at March 31, 2004 was $154.6 million.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three Months Ended March 31, 2004 and 2003

Prior to its 1995 initial public offering, the Company had purchased annuities from an unaffiliated life insurance company with an A+ (Superior) rating from A.M. Best Company (“A.M. Best”) to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at March 31, 2004 was $16.4 million.

5. Other Comprehensive Income

The Company’s other comprehensive income is comprised as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2004	2003

Net unrealized appreciation
of investments, net of deferred income taxes	$27,616	$17,393
Currency translation adjustments, net of
deferred income taxes	(2,671)	3,735

Other comprehensive income, net of
deferred income taxes	$24,945	$21,128

6. Letters of Credit

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments. Under these arrangements, at March 31, 2004 and 2003, letters of credit for $0.0 million and $65.9 million, respectively, were issued and outstanding, generally supporting reinsurance provided by the Company’s non-U.S. operations. Effective January 1, 2004, Everest Re sold its United Kingdom branch to Bermuda Re, a Bermuda insurance company and direct subsidiary of Group. The outstanding letters of credit supporting reinsurance provided by the London branch were transferred to Bermuda Re as part of the sale transaction.

7. Trust Agreements

The Company has established a trust agreement as security for reinsurance recoverables of a non-affiliated ceding company, which effectively uses Company investments as collateral for reinsurance recoverables. At March 31, 2004, the total amount on deposit in the trust account was $18.7 million.

8. Senior Notes

On March 14, 2000, the Company completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005. Interest expense incurred in connection with these senior notes was $9.7 million for the three months ended March 31, 2004 and 2003, respectively.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three Months Ended March 31, 2004 and 2003

9. Junior Subordinated Debt Securities Payable

On March 29, 2004, the Company issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034. The Company can redeem the junior subordinated debt securities before their maturity at 100% of their principal amount plus accrued interest as of the date of redemption, in whole or in part, on one or more occasions at any time on or after March 30, 2009; or at any time, in whole, but not in part, within 90 days of the occurrence and continuation of specific events.

On November 14, 2002, the Company issued $216.5 million of 7.85% junior subordinated debt securities due November 15, 2032. The Company can redeem the junior subordinated debt securities before their maturity at 100% of their principal amount plus accrued interest as of the date of redemption, in whole or in part, on one or more occasions at any time on or after November 14, 2007; or at any time, in whole, but not in part, within 90 days of the occurrence and continuation of specific events.

The Company considers that the mechanisms and obligations relating to the trust preferred securities, taken together, constitute a full and unconditional guarantee by the Company of Capital Trust and Capital Trust II’s payment obligations with respect to their respective trust preferred securities.

There are certain regulatory and contractual restrictions on the ability of Holdings’ operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances. The insurance laws of the State of Delaware, where Holdings’ direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds. In addition, the terms of the Holdings’ Credit Facility (discussed below) require Everest Re, Holdings’ principal insurance subsidiary, to maintain a certain statutory surplus level. At December 31, 2003, $1,561.1 million of the $2,264.0 million in net assets of Holdings’ consolidated subsidiaries were subject to the foregoing regulatory restrictions.

Interest expense incurred in connection with these junior subordinated debt securities was $4.4 million and $4.2 million for the three months ended March 31, 2004 and 2003, respectively.

10. Credit Line

Effective October 10, 2003, the Company entered into a new three year, $150.0 million senior revolving credit facility with a syndicate of lenders, replacing its December 21, 1999, senior revolving credit facility. Both the October 10, 2003 and December 21, 1999 senior revolving credit agreements, which have similar terms, are referred to collectively as the “Credit Facility”. The Credit Facility is used for liquidity and general corporate purposes. The Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by the Company equal to either (1) the Base Rate (as defined below) or (2) an adjusted London InterBank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate plus 0.5% per annum. The amount of margin and the fees payable for the Credit Facility depends upon the Company’s senior unsecured debt rating.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three Months Ended March 31, 2004 and 2003

The Credit Facility requires the Company to maintain a debt to capital ratio of not greater than 0.35 to 1 and a minimum interest coverage ratio of 2.5 to 1 and requires Everest Re to maintain its statutory surplus at $1.0 billion plus 25% of aggregate net income and capital contributions earned or received after January 1, 2003. As of March 31, 2004, the Company was in compliance with these covenants.

During the three months ended March 31, 2004 and 2003, respectively, the Company made no payments on and had no additional borrowings under the Credit Facility. As of March 31, 2004 and 2003, the Company had outstanding Credit Facility borrowings of $70.0 million. Interest expense incurred in connection with these borrowings was $0.3 million and $0.4 million for the three months ended March 31, 2004 and 2003, respectively.

11. Segment Reporting

The Company, through its subsidiaries, operates in four segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting and International. The U.S. Reinsurance operation writes property and casualty reinsurance on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the U.S. The Specialty Underwriting operation writes accident and health (“A&H”), marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through the Company’s branches in Canada and Singapore, in addition to foreign business written through the Company’s Miami and New Jersey offices.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments based upon their underwriting gain or loss (“underwriting results”). Underwriting results include earned premium less losses and loss adjustment expenses (“LAE”) incurred, commission and brokerage expenses and other underwriting expenses. The Company utilizes inter-affiliate reinsurance, but such reinsurance does not impact segment results, as business is generally reported within the segment in which the business was first produced.

The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

Effective January 1, 2004, Everest Re sold the net assets of its United Kingdom branch to Bermuda Re, a Bermuda insurance company and direct subsidiary of Group, for $77.0 million. In connection with the sale, Everest Re provided Bermuda Re with a reserve indemnity agreement providing for indemnity payments of up to 90% of £25 million in the event December 31, 2002 loss and loss adjustment reserves develop adversely. The impact on the financial statements for the three months ended March 31, 2004 was a dividend to Group of $26.3 million as net assets sold exceeded the purchase price, an underwriting gain of $10.9 million due to the sale related adjustments of the 2003 and 2002 quota share cessions and an increase in the current period incurred losses of $36.8 million relating to liability under the reserve indemnity agreement. Business for the UK branch was previously reported as part of the Company’s International segment.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three Months Ended March 31, 2004 and 2003

The following tables present the relevant underwriting results for the operating segments:

U.S. Reinsurance
	Three Months Ended
	March 31,
(Dollars in thousands)	2004	2003

Gross written premiums	$367,932	$342,415
Net written premiums	294,288	256,111

Premiums earned	$294,965	$193,044
Incurred losses and loss adjustment expenses	211,773	131,839
Commission and brokerage	78,284	41,569
Other underwriting expenses	5,727	4,870

Underwriting (loss) gain	$(819)	$14,766

U.S. Insurance
	Three Months Ended
	March 31,
(Dollars in thousands)	2004	2003

Gross written premiums	$353,705	$310,699
Net written premiums	264,175	233,220

Premiums earned	$173,421	$158,546
Incurred losses and loss adjustment expenses	144,848	115,314
Commission and brokerage	9,793	29,519
Other underwriting expenses	11,125	7,885

Underwriting gain	$7,655	$5,828

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three Months Ended March 31, 2004 and 2003

Specialty Underwriting
	Three Months Ended
	March 31,
(Dollars in thousands)	2004	2003

Gross written premiums	$122,057	$131,805
Net written premiums	100,693	95,086

Premiums earned	$99,653	$91,317
Incurred losses and loss adjustment expenses	63,866	75,632
Commission and brokerage	27,854	24,824
Other underwriting expenses	1,699	1,338

Underwriting gain (loss)	$6,234	$(10,477)

International
	Three Months Ended
	March 31,
(Dollars in thousands)	2004	2003

Gross written premiums	$148,472	$176,407
Net written premiums	116,106	100,290

Premiums earned	$113,865	$88,784
Incurred losses and loss adjustment expenses	58,989	53,405
Commission and brokerage	21,781	8,794
Other underwriting expenses	2,718	3,146

Underwriting gain	$30,377	$23,439

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income.

	Three Months Ended
	March 31,
(Dollars in thousands)	2004	2003

Underwriting gain from segments	$43,447	$33,556
UK branch sale and related transactions	(25,894)	--

Underwriting gain	$17,553	$33,556
Net investment income	65,823	67,714
Net realized capital loss	(27,046)	(10,075)
Corporate income (expense)	2,007	(979)
Interest expense	(14,479)	(14,340)
Other (expense) income	(17,260)	355

Income before taxes	$26,598	$76,231

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three Months Ended March 31, 2004 and 2003

The comparability of the International segment underwriting results has been impacted by the sale of the UK branch from Everest Re to Bermuda Re. In order to provide comparability, the 2003 results for the International segment need to be adjusted to exclude the UK branch activity. Effectively these adjustments remove the UK branch from 2003 in the International segment underwriting results allowing for the comparability of the results period-over-period. The following table reflects the underwriting results for the International segment for as reported for the three months ended March 31, 2004 and proforma for the three months ended March 31, 2003:

	International	International
	Segment	Segment
	2004	2003
	As Reported	Proforma

(Dollars in thousands)
Gross written premiums	$148,472	$97,706
Ceded written premiums	(32,366)	(52,729)

Net written premiums	116,106	44,977

Premiums earned	$113,865	$41,901
Incurred losses and loss adjustment expenses	58,989	22,219
Commission, brokerage, taxes and fees	21,781	4,220
Other underwriting expenses	2,718	2,221

Underwriting gain	$30,377	$13,241

The Company produces foreign business in its U.S. and international operations. The net income and assets of the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. Other than the U.S., no other country represented more than 5% of the Company’s revenues.

12. Derivatives

The Company has in its product portfolio a credit default swap, which it no longer offers. This product meets the definition of a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The Company’s position in this contract is unhedged and is accounted for as a derivative in accordance with FAS 133. Accordingly, this contract is carried at fair value and is recorded in “Other liabilities” in the balance sheet and changes in fair value are recorded in the statement of operations and comprehensive income.

13. Investments — Interest Only Strips

Commencing with the second quarter of 2003, the Company has invested in interest only strips of mortgage-backed securities (“interest only strips”). These securities give the holder the right to receive interest payments at a stated coupon rate on an underlying pool of mortgages. The interest payments on the outstanding mortgages are guaranteed by entities generally rated AAA. The ultimate cash flow from these investments is primarily dependent upon the average life of the mortgage pool. Generally, as market interest rates and more specifically market mortgage rates decline, mortgagees tend to refinance which will decrease the average life of a mortgage pool and decrease expected cash flows. Conversely, as market interest rates and more specifically mortgage rates rise, repayments will slow and the ultimate cash flows will tend to rise. Accordingly, the market value of these investments tends to increase as general interest rates rise and decline as general interest rates fall. These movements are generally counter to the impact of interest rate movements on the Company’s other fixed income investments. The market value of the interest only strips was $175.6 million at March 31, 2004.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three Months Ended March 31, 2004 and 2003

The Company accounts for its investment in interest only strips in accordance with Emerging Issues Task Force No. 99-20, “Recognition of Interest Income and Impairment on Purchases and Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities including agency interest only strips, whether purchased or retained in securitization, as well as the rules for determining when these securities must be written down to fair value because of impairment. EITF 99-20 requires a decrease in the valuation of residual interests in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings, rather than an unrealized loss in stockholders’ equity, when any portion of the decline in fair value is attributable to, as defined by EITF 99-20, an impairment loss. As such, the Company recorded a realized capital loss from impairments on its interest only strips of $43.9 million for the three months ended March 31, 2004.

14. Related-Party Transactions

During the normal course of business, the Company, through its affiliates, engages in reinsurance and brokerage and commission business transactions, which management believes to be at arm’s- length, with companies controlled by or affiliated with certain of Group’s outside directors. Such transactions, individually and in the aggregate, are not material to the Company’s financial condition, results of operations and cash flows.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three Months Ended March 31, 2004 and 2003

The Company engages in business transactions with Group, Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”). Effective January 1, 2004, Everest Re and Bermuda Re renewed the 2003 Quota Share Reinsurance agreement, for what management believes to be arm’s-length consideration, whereby Everest Re’s Canadian Branch cedes to Bermuda Re 50% of its net retained liability on all new and renewal property business written during the terms of this agreement. Effective January 1, 2004, Everest Re and Bermuda Re amended the existing Quota Share Reinsurance agreement (the “whole account quota share”), through which Everest Re previously ceded 25% of its business to Bermuda Re so that effective January 1, 2004 Everest Re will cede 22.5% to Bermuda Re and 2.5% to Everest International of the net retained liability on all new and renewal covered business written during the term of this agreement. Effective January 1, 2003, Everest Re and Bermuda Re amended the whole account quota share, whereby Everest Re cedes to Bermuda Re 25% of the net retained liability on all new and renewal policies written during the term of this agreement. For policies effective January 1, 2002 through December 31, 2002, Everest Re ceded 20% of the net retained liability to Bermuda Re. Management believes the quota share arrangements were entered into on an arm’s-length basis and reflects arm’s-length pricing. For premiums earned and losses incurred for the period January 1, 2002 through December 31, 2002, Everest Re, Everest National Insurance Company and Everest Security Insurance Company entered into an Excess of Loss Reinsurance Agreement with Bermuda Re, for what management believes to be arm’s-length consideration, covering workers’ compensation losses occurring on and after January 1, 2002, as respects new, renewal and in force policies effective on that date through December 31, 2002. Bermuda Re is liable for any loss exceeding $100,000 per occurrence, with its liability not to exceed $150,000 per occurrence. Effective October 1, 2001, Everest Re and Bermuda Re entered into a loss portfolio reinsurance agreement, whereby Everest Re transferred all of its Belgium Branch net insurance exposures and reserves to Bermuda Re for what management believes to be arm’s-length consideration and subsequently closed its Belgium Branch. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm’s-length consideration, all of its net insurance exposures and reserves to Bermuda Re.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three Months Ended March 31, 2004 and 2003

The following table summarizes the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively:

Bermuda Re

	Three Months Ended
	March 31,

(Dollars in thousands)	2004	2003

Ceded written premiums	$16,613	$233,777
Ceded earned premiums	$35,857	$187,372
Ceded losses and LAE	$54,622	$121,726

Everest International

	Three Months Ended
	March 31,

(Dollars in thousands)	2004	2003

Ceded written premiums	$6,240	$ -
Ceded earned premiums	$2,811	$ -
Ceded losses and LAE	$1,609	$ -

Part I — Item 2

EVEREST REINSURANCE HOLDINGS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

Industry Conditions

The worldwide reinsurance and insurance businesses are highly competitive yet cyclical by product and market. Competition with respect to the types of reinsurance and insurance business in which the Company is engaged is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, A.M. Best Company’s (“A.M. Best”) and/or Standard & Poor’s Rating Services (“Standard & Poor’s”) ratings of the reinsurer or insurer, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. The Company competes in the U.S. and international reinsurance and insurance markets with numerous international and domestic reinsurance and insurance companies. The Company’s competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s. Some of these competitors have greater financial resources than the Company and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the potential for securitization of reinsurance and insurance risks through capital markets provides an additional source of potential reinsurance and insurance capacity and competition.

For the three months ended March 31, 2004, the improved market conditions, which developed during 2000 through 2003, have continued generally sustaining attractive pricing, terms and conditions. There are signs that pressures for incremental firming have abated for some classes and some property pricing has declined modestly while pricing for most casualty classes remain firm. More broadly, the industry remains exposed to fundamental issues that negatively impacted its aggregate capacity in 2002 and 2003, including weak investment market conditions and adverse loss emergence. Both of these tend to depress the industry’s aggregate financial performance and perceptions of financial strength of industry participants and thereby reduce the accumulation of competitive pressures as respects pricing, terms and conditions. These factors suggest that the current attractive market conditions are likely to persist through 2004 and into 2005.

Through 2003, reinsurance and insurance markets generally continued to firm, reflecting the continuing, although diminishing, implications of losses arising from the terrorist attacks of September 11, 2001 and more broadly, the impact of aggregate company reactions to broad and growing recognition that competition in the late 1990s reached extremes in many classes and markets, which ultimately led to inadequate pricing and overly broad terms, conditions and coverages. The effect of these extremes, which became apparent through excessive loss emergence, varied widely by company depending on product offerings, markets accessed, underwriting and operating practices, competitive strategies and business volumes. Across all market participants, however, the aggregate general effect was depressed financial results and erosion of the industry capital base. Coupled with deteriorating investment market conditions and results, and renewed concerns regarding longer term industry specific issues, including asbestos exposure and sub-par capital returns, these financial impacts introduced substantial, and in some cases extreme, pressure for the initiation and/or strengthening of corrective action by individual market participants. These pressures, aggregating across industry participants, reinforced the trend established in 2000 through 2003 toward firming prices, more restrictive terms and conditions, tightened coverage availability across most classes and markets and increasing concern with respect to the financial security of insurance and reinsurance providers.

The Company has been generally encouraged by industry developments, which have operated to its advantage, and more broadly, by continued attractive current market conditions. However, the Company cannot predict with any reasonable certainty whether and to what extent these conditions will persist. In particular, changes in the Lloyd’s market and the potential reemergence of a market share orientation amongst some industry participants, combined with improving and in some cases strong financial results, introduce uncertainty about the level of competitive pressures, which may emerge over 2004 and 2005.

Financial Summary

The Company’s management monitors and evaluates overall Company performance based principally upon underwriting and financial results. The following is a summary of consolidated underwriting results and net income for the three months ended March 31:

(Dollars in thousands)	2004	2003

Gross written premiums	$992,166	$961,326
Net written premiums	915,013	684,707

Premiums earned	$800,719	$531,691
Incurred losses and loss adjustment expenses	593,223	376,190
Commission, brokerage, taxes and fees	168,674	104,706
Other underwriting expenses	21,269	17,239

Underwriting gain	17,553	33,556

Net investment income	65,823	67,714
Net realized capital loss	(27,046)	(10,075)
Corporate income (expense)	2,007	(979)
Interest expense	(14,479)	(14,340)
Other (expense) income	(17,260)	355

Income before taxes	26,598	76,231
Income tax expense	19,258	16,643

Net Income	$7,340	$59,588

Loss ratio	74.1%	70.8%
Commission and expense ratio	21.1%	19.7%
Other underwriting expense ratio	2.4%	3.4%

Combined ratio	97.6%	93.9%

The comparability of the above financial results has been impacted by the sale of the UK branch from Everest Re to Bermuda Re and the associated Everest Re and Bermuda Re reserve indemnity agreement as well as sale related adjustments to the 2003 and 2002 quota share cessions. In order to provide comparability of the financial results between the years, the 2003 results need to be adjusted to exclude the UK branch activity wherein gross written premiums, net written premiums, premiums earned, incurred losses and LAE and underwriting expenses would decrease by $78.7 million; $55.3 million, $46.9 million, $31.2 million, and $5.5 million, respectively, resulting in a net decrease in underwriting gain of $10.2 million. Additionally, in order to provide comparability of the financial results between the years, the 2004 results need to be adjusted to exclude the one time effects associated with the branch sale wherein ceded written premiums would increase by $139.8 million and net written premiums, premiums earned, incurred losses and LAE and underwriting expenses would decrease by $118.8 million, $113.7 million and $31.0 million, respectively, resulting in a net decrease in underwriting gain of $25.9 million. Effectively these adjustments remove the UK branch from 2003 underwriting results and adjust 2004 underwriting results to exclude the one-time effects related to the sale. The following tables reflect a reconciliation from reported to proforma underwriting results for the three months ended March 31, 2004 and 2003:

		Sale
	2004	Related	2004
	As Reported	Transactions	Proforma

(Dollars in thousands)

Gross written premiums	$992,166	$--	$992,166
Ceded written premiums	77,153	(139,751)	216,904

Net written premiums	915,013	139,751	775,262

Premiums earned	$800,719	$118,815	$681,904
Incurred losses and loss adjustment expenses	593,223	113,747	479,476
Commission, brokerage, taxes and fees	168,674	30,962	137,712
Other underwriting expenses	19,262	--	19,262

Underwriting gain	$19,560	$(25,894)	$45,454

Loss ratio	74.1%	70.3%
Commission ratio	21.1%	20.2%
Other underwriting expense ratio	2.4%	2.8%

Combined ratio	97.6%	93.3%

	2003	UK branch	2003
	As Reported	Adjustment	Proforma

(Dollars in thousands)

Gross written premiums	$961,326	$(78,701)	$882,625
Ceded written premiums	276,619	(23,388)	253,231

Net written premiums	684,707	(55,313)	629,394

Premiums earned	$531,691	$(46,883)	$484,808
Incurred losses and loss adjustment expenses	376,190	(31,186)	345,004
Commission, brokerage, taxes and fees	104,706	(4,574)	100,132
Other underwriting expenses	18,218	(925)	17,293

Underwriting gain	$32,577	$(10,198)	$22,379

Loss ratio	70.8%	71.2%
Commission ratio	19.7%	20.7%
Other underwriting expense ratio	3.4%	3.6%

Combined ratio	93.9%	95.4%

In the remainder of this Financial Summary section and the following Segment Information section, all analysis relates to the comparable proforma information except where indicated.

As indicated in the preceding Industry Conditions section, the reinsurance and insurance industry has experienced favorable market conditions in recent years. The favorable market conditions, coupled with the Company’s financial strength, strategic positioning and market and underwriting expertise, enabled it to increase its volume of business. As a result, gross written premiums for the three months ended March 31, 2004 increased by 12.4% compared with the three months ended March 31, 2003. Due to the nature of its businesses, the Company is unable to precisely differentiate the effects of price changes as compared to the effects of changes in exposure. Similarly, because individual reinsurance arrangements often reflect revised coverages, structuring, pricing, terms and/or conditions from period to period, the Company is unable to differentiate between the premium volumes attributable to new business as compared to renewal business. Management believes however, that on balance, the Company’s growth is reasonably balanced between growth in exposures underwritten and increased pricing and/or improved terms and conditions. Management believes further that market conditions are generally more favorable for casualty business classes than for property business classes; however, management notes that it continues to see business opportunities in most product classes and markets. Although premium volumes have increased, the Company continues to decline business that does not meet its objectives regarding underwriting profitability.

The components of the underwriting gain (loss) are highly correlated to the level of premium volume. The amount of net written premiums reflects gross written premiums less ceded premiums. Premiums ceded were $216.9 million (21.9% of gross written premiums) and $253.2 million (28.7% of gross written premiums) for the three months ended March 31, 2004 and 2003, respectively. The decrease in ceded premiums was principally attributable to the sale of the UK branch in which the business no longer resides with the Company; therefore, no cessions on that book of business are made in conjunction with the quota share agreement.

Premiums earned increased to $681.9 million from $484.8 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The change reflects period-to period changes in net written premiums and business mix together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts.

Incurred losses and LAE increased primarily as a result of the increased premium volume. Premiums earned increased 40.7% and incurred losses and LAE increased by 39.2% reflecting that part of the premium increase, represented improvement in pricing, terms and conditions, as opposed to an increase in exposures. Partially offsetting the impact of improved pricing was the effect of prior year loss reserve strengthening. The increase in losses relating to prior period reserve strengthening was $24.6 million and $27.5 million for three months ended March 31, 2004, and 2003, respectively.

Commission, brokerage and tax expense increased $37.6 million or 37.5%, as a result of the increasing premium volume and earnings, which generally vary in direct proportion to premium. Expenses also increased slightly due to the increase in business.

Net investment income decreased $1.9 million to $65.8 million for the three months ended March 31, 2004 from $67.7 in the three months ended March 31, 2003 due to $6.0 million decrease from the sale of the UK branch, partially offset by increases in cash and invested assets. The Company’s cash flow from operations was $246.9 million and $220.7 million for the three months ended March 31, 2004 and 2003, respectively.

Net realized capital losses of $27.0 million and $10.1 million for the three months ended March 31, 2004 and 2003, respectively, were primarily the result of the impairment of interest only strips in accordance with EITF 99-20 and write-downs in the value of securities deemed to be impaired on an other than temporary basis, partially offset by realized gains.

The Company generated an income tax expense of $19.3 million and $16.6 million for the three months ended March 31, 2004 and 2003, respectively, principally reflecting one time tax expenses related to the sale of the UK branch.

The decrease in net income to $7.3 million from $59.6 million for the three months ended March 31, 2004 and 2003, respectively, is primarily due to the sale and related transactions discussed above.

The Company’s stockholders’ equity increased to $1,557.9 million as of March 31,2004 from $1,546.9 million as of December 31, 2003. This increase is primarily due to net income for the period and an increase in unrealized appreciation on the Company’s investments. Management believes that the Company generally has sufficient capital and resources to meet its obligations.

Segment Information

The Company, through its subsidiaries, operates in four segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting and International. The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the U.S. The Specialty Underwriting operation writes A&H, marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through the Company’s branches in Canada and Singapore, in addition to foreign business written through the Company’s Miami and New Jersey offices.

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

Effective January 1, 2004, Everest Re sold its United Kingdom branch to Bermuda Re, a Bermuda insurance company and a direct subsidiary of Group. Prior to 2004, business for this branch was previously included in the results of the International segment. The comparability of the financial results has been impacted by the sale of the UK branch from Everest Re to Bermuda Re. In order to provide comparability of the financial results between the years, the 2003 results for the International segment need to be adjusted to exclude the UK branch activity wherein gross written premiums, net written premiums, premiums earned, incurred losses and LAE and underwriting expenses would decrease by $78.7 million; $55.3 million, $46.9 million, $31.2 million, and $5.5 million, respectively, resulting in a net decrease in underwriting gain of $10.2 million. Effectively these adjustments remove the UK branch from 2003 International underwriting results allowing for the comparability of those results period-over-period. The following table reflects reconciliation from reported to proforma underwriting results for the three months ended March 31, 2003 for the International segment:

	International		International
	Segment		Segment
	2003	UK branch	2003
	As Reported	Adjustment	Proforma

(Dollars in thousands)
Gross written premiums	$176,407	$(78,701)	$97,706
Ceded written premiums	(76,117)	(23,388)	(52,729)

Net written premiums	100,290	(55,313)	44,977

Premiums earned	$88,784	$(46,883)	$41,901
Incurred losses and loss adjustment expenses	53,405	(31,186)	22,219
Commission, brokerage, taxes and fees	8,794	(4,574)	4,220
Other underwriting expenses	3,146	(925)	2,221

Underwriting gain	$23,439	$(10,198)	$13,241

Loss ratio	60.2%	53.0%
Commission ratio	9.9%	10.1%
Other underwriting expense ratio	3.5%	5.3%

Combined ratio	73.6%	68.4%

All the comparative analysis in this Segment Information section relates to the proforma information in the above table except where indicated otherwise.

Premiums.     Gross written premiums increased 12.4% to $992.2 million in the three months ended March 31, 2004 from $882.6 million in the three months ended March 31, 2003, as the Company took advantage of the general firming of rates, terms and conditions and selected growth opportunities, while continuing to maintain a disciplined underwriting approach.

The International operation increased 52.0% ($50.8 million), primarily due to a $41.6 million increase in international business written through the Miami and New Jersey offices representing primarily Latin American business and an $8.2 million increase in Canadian business. The U.S. Insurance operation grew 13.8% ($43.0 million), principally as a result of a $46.7 million increase in program business outside of the workers’ compensation class, partially offset by a $3.7 million decrease in workers’ compensation business. The U.S. Reinsurance operation grew 7.5% ($25.5 million), principally related to a $99.0 million increase in treaty casualty business, partially offset by a $52.6 million decrease in treaty property business and a $20.2 million decrease in facultative business. The Specialty Underwriting operation decreased 7.4% ($9.7 million), resulting primarily from a $9.3 million decrease in A&H business and a $1.5 million decrease in marine and aviation, partially offset by an increase in surety business of $1.1 million.

Ceded premiums decreased to $216.9 million for the three months ended March 31, 2004 from $253.2 million in the three months ended March 31, 2003 and net written premiums increased by 23.2% to $775.3 million in the three months ended March 31, 2004 from $629.4 million in the three months ended March 31, 2003. This increase in net written premium reflects the increase in gross written premiums combined with the decrease in ceded premiums.

Premium Revenues. Net premiums earned increased by 40.7% to $681.9 million in the three months ended March 31, 2004 from $484.8 million in the three months ended March 31, 2003. Contributing to this increase was a 171.8% ($72.0 million) increase in the International operation, a 52.8% ($101.9 million) increase in the U.S. Reinsurance operation, a 9.4% ($14.9 million) increase in the U.S. Insurance operation, and a 9.1% ($8.3 million) increase in the Specialty Underwriting operation. All of these changes reflect period-to-period changes in net written premiums and business mix, together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

Expenses.     Incurred losses and LAE increased by 39.0% to $479.5 in the three months ended March 31, 2004 from $345.0 million in the three months ended March 31, 2003. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned.

Net prior period reserve adjustments for non-A&E exposures for the three months ended March 31, 2004 were $20.4 million. The adjustments were comprised of an $8.8 million increase relating principally to the casualty exposures (including directors & officers liability exposures) in the U.S. Reinsurance operation, and an $11.6 million increase relating principally to general liability ($7.5 million), and to a lesser extent medical malpractice and workers’ compensation exposures in the U.S. Insurance operation.

The net prior period reserve adjustments related to A&E exposures were $4.2 million and $8.5 million for the three months ended March 31, 2004 and 2003, respectively. The Company has A&E exposure related to contracts written by the Company prior to 1986 and to claim obligations acquired as part of the Mt. McKinley acquisition in September 2000. The development on business written by the Company, net of reinsurance, was $4.2 million and the net development on the acquired business was $0.0 million. Substantially all of the Company’s A&E exposures relate to insurance and reinsurance contracts with coverage periods prior to 1986.

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events, and are net of reinsurance. Catastrophe losses are net of specific reinsurance, but before recoveries under corporate level reinsurance and potential incurred but not reported (“IBNR”) reserve offset. A catastrophe is a property event with expected reported losses of at least $5.0 million before corporate level reinsurance and taxes. Catastrophe losses, net of contract specific cessions were $1.8 million in the three months ended March 31, 2004, compared to $0.0 million in the three months ended March 31, 2003.

Incurred losses and LAE for the three months ended March 31, 2004 reflected ceded losses and LAE of $137.3 million compared to ceded losses and LAE in the three months ended March 31, 2003 of $115.2 million. The increase in ceded losses is primarily the result of fluctuations in losses ceded under the specific reinsurance coverages purchased by the U.S. Insurance operation.

The segment components of the increase in incurred losses and LAE in the three months ended March 31, 2004 from the three months ended March 31, 2003 were a 165.5% ($36.8 million) increase in the International operation, a 60.6% ($79.9 million) increase in the U.S. Reinsurance operation, and a 25.6% ($29.5 million) increase in the U.S. Insurance operation, partially offset by a 15.6% ($11.8 million) decrease in the Specialty Underwriting operation. These changes generally reflect fluctuations in premiums earned, modest reductions in the current year loss expectation assumptions for most segments reflecting continued improvement in market conditions and pricing, and the prior period reserve development discussed above. Incurred losses and LAE for each operation were also impacted by variability relating to changes in mix of business by class and type.

The Company’s loss and LAE ratio, which is calculated by dividing incurred losses and LAE by net premiums earned, decreased by 0.9 percentage points to 70.3% in the three months ended March 31, 2004 from 71.2% in the three months ended March 31, 2003, reflecting the incurred losses and LAE discussed above.

The following table shows the loss ratios for each of the Company’s operating segments for the three months ended March 31, 2004 and 2003. The loss ratios for all operations were impacted by the factors noted above.

Segment Loss Ratios

Segment	20	04	20	03

U.S. Reinsurance	71.8%		68.3%
U.S. Insurance	83.5%		72.7%
Specialty Underwriting	64.1%		82.8%
International	51.8%		53.0%

Segment underwriting expenses increased by 36.5% to $159.0 million in the three months ended March 31, 2004 from $116.4 million in the three months ended March 31, 2003. Commission, brokerage, taxes and fees increased by $37.6 million, principally reflecting an increase in premium volume and changes in the mix of business. Segment other underwriting expenses increased by $5.0 million. Contributing to the increase in expenses was a 180.4% ($11.6 million) increase in the International operation, an 80.9% ($37.6 million) increase in the U.S. Reinsurance operation and a 13.0% ($3.4 million) increase in the Specialty Underwriting operation, partially offset by a 44.1% ($16.5 million) decrease in the U.S. Insurance operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of reinsurance, including with Bermuda Re, and the underwriting performance of the underlying business. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 23.0% for the three months ended March 31, 2004 compared to 24.3% for the three months ended March 31, 2003.

The Company’s combined ratio, which is the sum of the loss and expense ratios, decreased by 2.1 percentage points to 93.3% in the three months ended March 31, 2004 compared to 95.4% in the three months ended March 31, 2003.

The following table shows the combined ratios for each of the Company’s operating segments for the three months ended March 31, 2004 and 2003. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios

Segment	20	04	20	03

U.S. Reinsurance	100.3%		91.9%
U.S. Insurance	95.7%		96.3%
Specialty Underwriting	93.7%		111.5%
International	73.3%		68.4%

Investment Results. Net investment income decreased 2.8% to $65.8 million in the three months ended March 31, 2004 from $67.7 million in the three months ended March 31, 2003 due to $6.0 million decrease from the sale of the UK branch, partially offset by increases in cash and invested assets.

The following table shows a comparison of various investment yields for the periods indicated:

	20	04	20	03

Imbedded pre-tax yield of cash and invested assets at
March 31, 2004 and December 31, 2003	4.5%		4.7%
Imbedded after-tax yield of cash and invested assets at
March 31, 2004 and December 31, 2003	3.7%		3.8%
Annualized pre-tax yield on average cash and invested
assets for the three months ended March 31, 2004 and 2003	4.3%		5.3%
Annualized after-tax yield on average cash and invested
assets for the three months ended March 31, 2004 and 2003	3.5%		4.3%

Net realized capital losses of $27.0 million in the three months ended March 31, 2004 reflected realized capital losses on the Company’s investments of $44.1 million which included $43.9 million related to the write-downs in the value of interest only strips deemed to be impaired on an other than temporary basis in accordance with EITF 99-20, partially offset by $17.0 million of realized capital gains. Net realized capital losses were $10.1 million in the three months ended March 31, 2003 reflecting realized capital losses of $15.9 million, which included $14.1 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, partially offset by $5.8 million of realized capital gains.

The Company has in its product portfolio a credit default swap, which it no longer offers. This product meets the definition of a derivative under FAS 133. There was no net derivative expense from this credit default transaction for the three months ended March 31, 2004 and 2003.

Other expense for the three months ended March 31, 2004 was $17.2 million compared to other income of $0.4 million for the three months ended March 31, 2003. This change is primarily due to a deferred gain adjustment on the retroactive reinsurance agreements with affiliates.

Interest expense for the three months ended March 31, 2004 and 2003 was $14.5 million and $14.3 million, respectively. Interest expense for the three months ended March 31, 2004 included $9.7 million relating to the senior notes, $4.4 million relating to the junior subordinated debt securities and $0.3 million relating to borrowings under the revolving credit facility. Interest expense for the three months ended March 31, 2003 included $9.7 million relating the senior notes, $4.2 million relating to the junior subordinated debt securities and $0.4 million relating to borrowings under the revolving credit facility.

Income Taxes. The Company recognized income tax expense of $19.3 million in the three months ended March 31, 2004 compared to an income tax expense of $16.6 million in the three months ended March 31, 2003. The increase in taxes relates principally to the sale of the UK branch, which is partially offset by the tax benefit of the realized capital losses.

Net Income. Net income was $7.3 million in the three months ended March 31, 2004 compared to net income of $59.6 million in the three months ended March 31, 2003, reflecting the factors noted above.

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

The overall investment strategy considers the scope of present and anticipated Company operations. In particular, estimates of the financial impact resulting from non-investment asset and liability transactions, together with the Company’s capital structure and other factors, are used to develop a net liability analysis. This analysis includes estimated payout characteristics for which the investments of the Company provide liquidity. This analysis is considered in the development of specific investment strategies for asset allocation, duration, and credit quality. The change in overall market sensitive risk exposure principally reflects the asset changes that took place during the period including the acquisition of interest only strips in which market value increases as interest rates rise and decreases as interest rates fall. The addition of these securities to the portfolio mitigates the impact of potential interest rate shifts in the overall portfolio.

The Company’s $6.5 billion investment portfolio is principally comprised of fixed maturity securities, which are subject to interest rate risk and foreign currency rate risk, and equity securities, which are subject to equity price risk. The impact of these risks in the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, due to change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $578.5 million of mortgage-backed securities in the $5,718.3 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on the fixed maturity portfolio as of March 31, 2004 based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

As of March 31, 2004
Interest Rate Shift in Basis Points

	-200	-100	0	100	200

Total Market Value	$6,899.8	$ 6,533.3	$ 6,187.9	$ 5,884.0	$5,538.9
Market Value Change from Base (%)	11.5%	5.6%	0.0%	-4.9%	-10.5%
Change in Unrealized Appreciation
After-tax from Base ($)	$462.8	$ 224.5	$ --	$ (197.5)	$ (421.8)
-

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

As of March 31, 2004
Change in Foreign Exchange Rates in Percent

	-20%	-10%	0%	10%	20%

Total After-tax Foreign
Exchange Exposure	$(27.7)	$(15.2)	$--	$17.2	$35.8

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

As of March 31, 2004
Change in Equity Values in Percent

	-20%	-10%	0%	10%	20%

Market Value of the Equity Portfolio	$ 214.9	$ 241.8	$ 268.7	$ 295.5	$ 322.4

After-tax Change in Unrealized
Appreciation	$ (34.9)	$ (17.5)	$ --	$ 17.5	$ 34.9

Safe Harbor Disclosure. This report contains forward-looking statements within the meaning of the U.S. federal securities laws. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding the Company’s reserves for losses and LAE, including reserves for A&E claims, the adequacy of the Company’s provision for uncollectible balances, estimates of the Company’s catastrophe exposure, and the effects of catastrophic events on the Company’s financial statements and the ability of the Company’s subsidiaries to pay dividends. Forward-looking statements only reflect the Company’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from the Company’s expectations. Important factors that could cause the Company’s actual results to be materially different from its expectations include the uncertainties that surround the estimating of reserves for losses and LAE, those discussed in Note 4 of Notes to Consolidated Financial Statements (Unaudited) included in this report and the risks described under the caption “Risk Factors” in the Company’s most recent Annual Report on Form 10-K Part II, Item 7. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I – Item 4

EVEREST REINSURANCE HOLDINGS, INC.
CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer believe that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

Part II - Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Part II – Item 3. Defaults Upon Senior Securities

None

Part II - Item 4. Submission of Matters to a Vote of Security Holders

None

Part II – Item 5. Other Information

None

Part II – Item 6. Exhibits and Reports on Form 8-K

a)     Exhibit Index:

      Exhibit No.                 Description

      31.1                             Section 302 Certification of Joseph V. Taranto

      31.2                             Section 302 Certification of Stephen L. Limauro

      32.1                             Section 906 Certification of Joseph V. Taranto and Stephen L. Limauro

b)     Reports on Form 8-K:

        A report on Form 8-K was filed on March 19, 2004, under Item 7, attaching as an exhibit the consent of PricewaterhouseCoopers LLP to the incorporation by reference in the Company’s Registration Statement on Form S-3 of PricewaterhouseCoopers LLP’s report dated January 29, 2004 relating to the financial statements and financial statement schedules, which appears in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

        A report on Form 8-K was filed on March 30, 2004, under Item 7, attaching as exhibits certain agreements, legal opinions and consents relating to the issuance of trust preferred securities by Capital Trust II, which exhibits were filed with reference to and thereby incorporated by reference into the Registration Statement on Form S-3 filed, inter alia, by the Company and Capital Trust II.

Everest Reinsurance Holdings, Inc..

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

Dated: May 17, 2004