Form 10-Q
period 2004-06-30
EVEREST REINSURANCE HOLDINGS INC
filed 2004-08-13
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	Commission File Number:
June 30, 2004	1-13816

Everest Reinsurance Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3263609
(State or other juris-	(IRS Employer Identification
diction of incorporation	No.)
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

YES          NO   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at August 1, 2004

Common Shares, $.01 par value	1,000

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

                                 EVEREST REINSURANCE HOLDINGS, INC.

                                                   Index To Form 10-Q

                                                              PART I

                                           FINANCIAL INFORMATION

Page
ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets at June 30, 2004 (unaudited)
and December 31, 2003	3

Consolidated Statements of Operations and Comprehensive Income
for the three and six months ended June 30, 2004
and 2003 (unaudited)	4

Consolidated Statements of Changes in Stockholders’ Equity for the
three and six months ended June 30, 2004 and 2003
(unaudited)	5

Consolidated Statements of Cash Flows for the three and six
months ended June 30, 2004 and 2003 (unaudited)	6

Notes to Consolidated Interim Financial Statements (unaudited)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION	21

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	43

ITEM 4. CONTROLS AND PROCEDURES	44

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	45

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS
AND ISSUER PURCHASES OF EQUITY SECURITIES	45

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	45

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS	45

ITEM 5. OTHER INFORMATION	45

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	46

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except par value per share)	2004	2003

	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value
(amortized cost: 2004, $5,517,435; 2003, $5,649,269)	$5,618,313	$5,942,899
Equity securities, at market value (cost: 2004, $355,133; 2003, $146,407)	375,549	154,381
Short-term investments	527,142	113,186
Other invested assets (cost: 2004, $81,122; 2003, $59,183)	81,893	59,801
Cash	49,188	142,094

Total investments and cash	6,652,085	6,412,361
Accrued investment income	77,331	83,023
Premiums receivable	1,021,419	988,039
Reinsurance receivables - unaffiliated	1,232,989	1,245,891
Reinsurance receivables - affiliated	1,302,882	1,156,615
Funds held by reinsureds	137,370	142,775
Deferred acquisition costs	213,903	220,677
Prepaid reinsurance premiums	367,281	353,764
Deferred tax asset	244,295	159,758
Other assets	138,314	106,462

TOTAL ASSETS	$11,387,869	$10,869,365

LIABILITIES:
Reserve for losses and adjustment expenses	$6,240,420	$6,227,078
Unearned premium reserve	1,414,663	1,357,671
Funds held under reinsurance treaties	418,807	450,936
Losses in the course of payment	27,990	2,577
Contingent commissions	6,653	3,811
Other net payable to reinsurers	419,521	370,604
Current federal income taxes	63,623	40,945
8.5% Senior notes due 3/15/2005	249,924	249,874
8.75% Senior notes due 3/15/2010	199,292	199,245
Junior subordinated debt securities payable	546,393	216,496
Revolving credit agreement borrowings	70,000	70,000
Interest accrued on debt and borrowings	13,712	13,695
Other liabilities	142,843	119,569

Total liabilities	9,813,841	9,322,501

STOCKHOLDERS' EQUITY:
Common stock, par value: $0.01; 200 million shares authorized;
1,000 shares issued and outstanding (2004 and 2003)	--	--
Additional paid-in capital	271,014	263,290
Treasury shares, at cost; 0.5 million shares (2004 and 2003)	(22,950)	(22,950)
Accumulated other comprehensive income, net of deferred income
taxes of $46.8 million at 2004 and $112.2 million at 2003	86,876	208,305
Retained earnings	1,239,088	1,098,219

Total stockholders' equity	1,574,028	1,546,864

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,387,869	$10,869,365

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in thousands)	2004	2003	2004	2003

	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$607,905	$665,601	$1,408,624	$1,197,292
Net investment income	95,331	72,677	161,154	140,391
Net realized capital gains (losses)	77,504	(2,003)	50,458	(12,078)
Other (expense) income	(26,675)	221	(43,935)	576

Total revenues	754,065	736,496	1,576,301	1,326,181

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	387,983	471,208	981,206	847,398
Commission, brokerage, taxes and fees	114,530	155,516	283,204	260,222
Other underwriting expenses	22,315	20,821	41,578	39,039
Interest expense on senior notes	9,736	9,733	19,472	19,464
Interest expense on junior subordinated debt	9,248	4,249	13,667	8,498
Interest expense on credit facility	334	348	658	708

Total claims and expenses	544,146	661,875	1,339,785	1,175,329

INCOME BEFORE TAXES	209,919	74,621	236,516	150,852

Income tax expense	50,128	18,690	69,385	35,333

NET INCOME	$159,791	$55,931	$167,131	$115,519

Other comprehensive (loss) income, net of tax	(146,374)	94,378	(121,429)	115,506

COMPREHENSIVE INCOME	$13,417	$150,309	$45,702	$231,025

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in thousands, except share amounts)	2004	2003	2004	2003

	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Issued during the period	--	--	--	--

Balance, end of period	1,000	1,000	1,000	1,000

COMMON STOCK (par value):
Balance, beginning of period	$--	$--	$--	$--
Issued during the period	--	--	--	--

Balance, end of period	--	--	--	--

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period	268,270	259,508	263,290	259,508
Tax benefit from stock options exercised	2,699	203	7,634	203
Dividend from parent	45	--	90	--

Balance, end of period	271,014	259,711	271,014	259,711

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	233,250	159,284	208,305	138,156
Net (decrease) increase during the period	(146,374)	94,378	(121,429)	115,506

Balance, end of period	86,876	253,662	86,876	253,662

RETAINED EARNINGS:
Balance, beginning of period	1,079,297	951,322	1,098,219	891,734
Net income	159,791	55,931	167,131	115,519
Dividends paid	--	--	(26,262)	--

Balance, end of period	1,239,088	1,007,253	1,239,088	1,007,253

TREASURY SHARES AT COST:
Balance, beginning of period	(22,950)	(22,950)	(22,950)	(22,950)
Treasury shares acquired during the period	--	--	--	--

Balance, end of period	(22,950)	(22,950)	(22,950)	(22,950)

TOTAL STOCKHOLDERS' EQUITY, END OF PERIOD	$1,574,028	$1,497,676	$1,574,028	$1,497,676

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in thousands)	2004	2003	2004	2003

	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$159,791	$55,931	$167,131	$115,519
Adjustments to reconcile net income to net cash provided by
operating activities, net of effects from the sale of subsidiary:
Increase in premiums receivable	(13,235)	(50,857)	(121,292)	(189,464)
Decrease (increase) in funds held by reinsureds, net	9,513	22,389	(37,700)	16,482
Increase in reinsurance receivables	(163,400)	(99,115)	(141,453)	(172,023)
(Increase) decrease in deferred tax asset	(15,734)	3,886	(19,176)	(10,913)
Increase in reserve for losses and loss adjustment expenses	205,226	236,804	501,229	405,350
Increase in unearned premiums	46,122	110,231	153,033	318,228
Increase (decrease) in other assets and liabilities	138,782	(55,435)	84,905	(47,057)
Amortization of bond premium/accrual of bond discount	682	(2,689)	834	(4,406)
Amortization of underwriting discount on senior notes	49	45	97	89
Realized capital (gains) losses	(77,504)	2,003	(50,458)	12,078

Net cash provided by operating activities	290,292	223,193	537,150	443,883

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale	100,051	133,397	206,983	269,191
Proceeds from fixed maturities sold - available for sale	353,213	99,438	579,238	314,013
Proceeds from equity securities sold	6,678	177	7,995	297
Proceeds from other invested assets sold	434	231	437	241
Cost of fixed maturities acquired - available for sale	(509,959)	(508,024)	(1,105,603)	(1,047,539)
Cost of equity securities acquired	(101,462)	(4,159)	(209,692)	(4,159)
Cost of other invested assets acquired	(6,739)	(12)	(6,865)	(1,560)
Net (purchases) sales of short-term securities	(57,955)	40,588	(414,527)	(27,262)
Net (decrease) increase in unsettled securities transactions	(56,664)	(40,005)	(19,392)	20,595
Proceeds from sale of subsidiary, net of cash disposed	--	--	(2,744)	--

Net cash used in investing activities	(272,403)	(278,369)	(964,170)	(476,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from stock options exercised	2,699	203	7,634	203
Dividend from parent	45	--	90	--
Proceeds from junior subordinated notes	--	--	329,897	--

Net cash provided by financing activities	2,744	203	337,621	203

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,200)	10,717	(3,507)	9,130

Net increase (decrease) in cash	19,433	(44,256)	(92,906)	(22,967)

Cash, beginning of period	29,755	138,132	142,094	116,843

Cash, end of period	$49,188	$93,876	$49,188	$93,876

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
Income taxes paid, net	$36,068	$40,587	$55,596	$46,038
Interest paid	$9,727	$4,603	$33,684	$28,636
Non-cash financing transaction:
Non-cash dividend to parent	$--	$--	$26,262	$--

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2004 and 2003

1. General

As used in this document, “Holdings” means Everest Reinsurance Holdings, Inc.; “Group” means Everest Re Group, Ltd. (Holdings’ parent); “Bermuda Re” means Everest Reinsurance (Bermuda), Ltd., a subsidiary of Group; “Everest Re” means Everest Reinsurance Company, a subsidiary of Holdings, and its subsidiaries (unless the context otherwise requires); and the “Company” means Holdings and its subsidiaries.

The consolidated financial statements of the Company for the three and six months ended June 30, 2004 and 2003 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. The results for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2003, 2002 and 2001 included in the Company’s most recent Form 10-K filing.

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
(continued)

For the Three and Six Months Ended June 30, 2004 and 2003

The impact of the deconsolidation effectively substituted Holdings’ junior subordinated debt securities, which are held by Capital Trust and Capital Trust II, for the trust preferred securities previously reported.

3. Capital Transactions

Group has a shelf registration statement on Form S-3 on file with the Securities and Exchange Commission (“SEC”), which was declared effective by the SEC on December 22, 2003, that provides for the issuance of up to $975.0 million of securities. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Capital Trust II and Everest Re Capital Trust III (“Capital Trust III”) are authorized to issue trust preferred securities. The following securities have been issued pursuant to that registration statement.

o	On March 29, 2004, Capital Trust II, an unconsolidated affiliate, issued trust preferred securities resulting in a takedown from the shelf registration statement of $320 million, leaving a remaining balance on the registration statement of $655 million. In conjunction with the issuance of Capital Trust II’s trust preferred securities, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Capital Trust II. Part of the proceeds from the junior subordinated debt securities issuance was used for capital contributions to Holdings’ operating subsidiaries.

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

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2004 and 2003

4. Contingencies

The Company continues to receive claims under expired contracts, both insurance and reinsurance, asserting alleged injuries and/or damages relating to or resulting from environmental pollution and hazardous substances, including asbestos. The Company’s asbestos claims typically involve potential liability for bodily injury from exposure to asbestos or for property damage resulting from asbestos or products containing asbestos. The Company’s environmental claims typically involve potential liability for (a) the mitigation or remediation of environmental contamination or (b) bodily injury or property damages caused by the release of hazardous substances into the land, air or water.

The Company’s reserves include an estimate of the Company’s ultimate liability for asbestos and environmental (“A&E”) claims. This estimate is made based on judgmental assessment of the underlying exposures as the result of (1) long and variable reporting delays, both from insureds to insurance companies and from ceding companies to reinsurers; (2) historical data, which is more limited and variable on A&E losses than historical information on other types of casualty claims; and (3) unique aspects of A&E exposures for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims. Among the uncertainties are: (a) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of asbestos or environmental contamination; (c) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (d) changes in underlying laws and judicial interpretation of those laws; (e) the potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (f) questions concerning interpretation and application of insurance and reinsurance coverage; and (g) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

With respect to asbestos claims in particular, several additional factors have emerged in recent years that further compound the difficulty in estimating the Company’s liability. These developments include: (a) continued growth in the number of claims filed, in part reflecting a much more aggressive plaintiff bar and including claims against defendants formerly regarded as “peripheral”; (b) a disproportionate percentage of claims filed by individuals with no functional injury, which should have little to no financial value but that have increasingly been considered in jury verdicts and settlements; (c) the growth in the number and significance of bankruptcy filings by companies as a result of asbestos claims (including, more recently, bankruptcy filings in which companies attempt to resolve their asbestos liabilities in a manner that is prejudicial to insurers and forecloses insurers from the negotiation of bankruptcy plans); (d) the concentration of claims in a small number of states that favor plaintiffs; (e) the growth in the number of claims that might impact the general liability portion of insurance policies rather than the product liability portion; (g) measures adopted by specific courts to ameliorate the worst procedural abuses; (h) an increase in settlement values being paid to asbestos claimants, especially those with cancer or functional impairment; (i) legislation in some states to address asbestos litigation issues; and (j) the potential that other states or the U.S. Congress may adopt legislation on asbestos litigation.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2004 and 2003

Management believes that these uncertainties and factors continue to render reserves for A&E and particularly asbestos losses significantly less subject to traditional actuarial analysis than reserves for other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for the Company or its ceding companies.

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

Due to the uncertainties discussed above, the ultimate losses attributable to A&E and particularly asbestos may be subject to more variability than are non-A&E reserves and, depending on coverage under the Company’s various reinsurance arrangements, such variation could have a material adverse effect on the Company’s financial condition, results of operations and/or cash flows.

The following table shows the development of prior year A&E reserves on both a gross and net of retrocessional basis for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2004	2003	2004	2003

Gross basis:
Beginning of period reserves	$805,849	$666,960	$765,257	$667,922
Incurred losses	53,300	--	119,300	17,673
Paid losses	(29,250)	(20,801)	(54,658)	(39,436)

End of period reserves	$829,899	$646,159	$829,899	$646,159

Net basis:
Beginning of period reserves	$299,821	$243,366	$262,990	$243,157
Incurred losses	2,975	--	7,162	8,465
Paid losses	1,187	(5,837)	33,831	(14,093)

End of period reserves	$303,983	$237,529	$303,983	$237,529

At June 30, 2004, the gross reserves for A&E losses were comprised of $142.0 million representing case reserves reported by ceding companies, $125.9 million representing additional case reserves established by the Company on assumed reinsurance claims, $337.0 million representing case reserves established by the Company on direct insurance claims including Mt. McKinley, and $225.0 million representing incurred but not reported reserves (“IBNR”).

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2004 and 2003

Mt. McKinley is a reinsurer of Everest Re. Under a series of transactions dating to 1986, Mt. McKinley reinsured several components of Everest Re’s business. In particular, Mt. McKinley provided stop loss protection, in connection with the Company’s October 5, 1995 initial public offering, for any adverse loss development on Everest Re’s June 30, 1995 (December 31, 1994 for catastrophe losses) reserves, with $375.0 million in limits, of which $93.2 remains available (the “Stop Loss Agreement”). The Stop Loss Agreement and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the acquisition. However, these contracts became transactions with affiliates effective on the date of the Mt. McKinley acquisition. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm’s-length consideration, all of its net reinsurance exposures and reserves to Bermuda Re.

The Company does not believe that there are any other material pending legal proceedings to which it or any of its subsidiaries is a party or of which any of their properties are subject.

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company’s rights and obligations under insurance, reinsurance and other contractual agreements. In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it. In other matters, the Company is resisting attempts by others to collect funds or enforce alleged rights. Such disputes are resolved through formal and informal means, including litigation and arbitration.

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

In 1993 and prior, the Company had a business arrangement with The Prudential wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at June 30, 2004 was $155.2 million.

Prior to its 1995 initial public offering, the Company had purchased annuities from an unaffiliated life insurance company with an A+ (Superior) rating from A.M. Best Company (“A.M. Best”) to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at June 30, 2004 was $16.7 million.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2004 and 2003

5. Other Comprehensive Income

The following table presents the components of other comprehensive income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2004	2003	2004	2003

Net unrealized
(depreciation) appreciation
of investments, net of
deferred income taxes	$(144,720)	$83,754	$(117,104)	$101,147
Currency translation
adjustments, net of deferred
income taxes	(1,654)	10,624	(4,325)	14,359

Other comprehensive
(loss) income, net of deferred
income taxes	$(146,374)	$94,378	$(121,429)	$115,506

6. Letters of Credit

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments. Under these arrangements, at June 30, 2004 and December 31, 2003, letters of credit in an aggregate amount of $0.0 million and $104.3 million, respectively, were issued and outstanding, generally supporting reinsurance provided by the Company’s non-U.S. operations. Effective January 1, 2004, Everest Re sold its United Kingdom branch to Bermuda Re, a Bermuda insurance company and direct subsidiary of Group. The outstanding letters of credit supporting reinsurance provided by the London branch were transferred to Bermuda Re as part of the sale transaction.

7. Trust Agreements

The Company has established a trust agreement as security for assumed losses payable of a non-affiliated ceding company, which effectively uses Company investments as collateral. At June 30, 2004, the total amount on deposit in the trust account was $17.1 million.

8. Senior Notes

On March 14, 2000, the Company completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2004 and 2003

Interest expense incurred in connection with these senior notes was $9.7 million for each of the three months ended June 30, 2004 and 2003 and $19.5 million for each of the six months ended June 30, 2004 and 2003.

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

Interest expense incurred in connection with these junior subordinated debt securities was $9.2 million and $4.2 million for the three months ended June 30, 2004 and 2003, respectively, and $13.7 million and $8.5 million for the six months ended June 30, 2004 and 2003, respectively.

Capital Trust and Capital Trust II are wholly owned finance subsidiaries of Holdings.

The Company considers that the mechanisms and obligations relating to the trust preferred securities, taken together, constitute a full and unconditional guarantee by the Company of Capital Trust and Capital Trust II’s payment obligations with respect to their respective trust preferred securities.

There are certain regulatory and contractual restrictions on the ability of Holdings’ operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances. The insurance laws of the State of Delaware, where Holdings’ direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds. In addition, the terms of the Holdings’ Credit Facility (discussed below) require Everest Re, Holdings’ principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year. At December 31, 2003, $1,561.1 million of the $2,264.0 million in net assets of Holdings’ consolidated subsidiaries were subject to the foregoing regulatory restrictions.

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

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2004 and 2003

The Credit Facility requires the Company to maintain a debt to capital ratio of not greater than 0.35 to 1 and a minimum interest coverage ratio of 2.5 to 1 and requires Everest Re to maintain its statutory surplus at $1.0 billion plus 25% of aggregate net income and capital contributions earned or received after January 1, 2003. As of June 30, 2004, the Company was in compliance with these covenants.

During the three and six months ended June 30, 2004 and 2003, respectively, the Company made no payments on and had no additional borrowings under the Credit Facility. As of June 30, 2004 and December 31, 2003, the Company had outstanding Credit Facility borrowings of $70.0 million.

Interest expense incurred in connection with these borrowings was $0.3 million for each of the three months ended June 30, 2004 and 2003 and $0.7 million for each of the six months ended June 30, 2004 and 2003.

11. Segment Reporting

The Company, through its subsidiaries, operates in four segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting and International. The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the U.S. The Specialty Underwriting operation writes accident and health (“A&H”), marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through Everest Re’s branches in Canada and Singapore, in addition to foreign business written through Everest Re’s Miami and New Jersey offices.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments based upon their underwriting gain or loss (“underwriting results”). Underwriting results include earned premium less losses and loss adjustment expenses (“LAE”) incurred, commission and brokerage expenses and other underwriting expenses. The Company utilizes inter-affiliate reinsurance, but such reinsurance generally does not impact segment results, as business is generally reported within the segment in which the business was first produced.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2004 and 2003

The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

Effective January 1, 2004, Everest Re sold the net assets of its United Kingdom branch to Bermuda Re, a Bermuda insurance company and direct subsidiary of Group, for $77.0 million. In connection with the sale, Everest Re provided Bermuda Re with a reserve indemnity agreement providing for indemnity payments of up to 90% of £25 million in the event December 31, 2002 loss and loss adjustment reserves develop adversely. The impact on the financial statements for the six months ended June 30, 2004 was a dividend to Group of $26.3 million as net assets sold exceeded the purchase price, an underwriting gain of $10.9 million due to the sale related adjustments of the 2003 and 2002 whole account quota shares with Bermuda Re and an increase in the current period incurred losses of $36.8 million relating to liability under the reserve indemnity agreement with Bermuda Re. Business for the UK branch was previously reported as part of the Company’s International segment.

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2004	2003	2004	2003

Gross written premiums	$318,818	$383,115	$686,750	$725,530
Net written premiums	241,301	282,468	535,589	538,579

Premiums earned	$250,218	$257,152	$545,183	$450,196
Incurred losses and loss
adjustment expenses	170,328	199,741	382,101	331,580
Commission and brokerage	56,471	65,989	134,755	107,557
Other underwriting expenses	5,944	5,536	11,671	10,406

Underwriting gain (loss)	$17,475	$(14,114)	$16,656	$653

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2004 and 2003

U.S. Insurance

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2004	2003	2004	2003

Gross written premiums	$311,520	$275,994	$665,225	$586,693
Net written premiums	203,962	195,200	468,137	428,420

Premiums earned	$180,238	$173,222	$353,659	$331,768
Incurred losses and loss
adjustment expenses	124,319	121,770	269,167	237,084
Commission and brokerage	18,187	30,550	27,980	60,069
Other underwriting expenses	10,189	8,598	21,314	16,482

Underwriting gain	$27,543	$12,304	$35,198	$18,133

Specialty Underwriting

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2004	2003	2004	2003

Gross written premiums	$102,533	$137,866	$224,590	$269,672
Net written premiums	77,352	111,986	178,045	207,072

Premiums earned	$77,705	$112,533	$177,358	$203,850
Incurred losses and loss
adjustment expenses	42,041	68,466	105,907	144,098
Commission and brokerage	18,535	29,877	46,389	54,701
Other underwriting expenses	1,756	1,580	3,455	2,918

Underwriting gain	$15,373	$12,610	$21,607	$2,133

International

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2004	2003	2004	2003

Gross written premiums	$159,781	$193,257	$308,253	$369,664
Net written premiums	106,983	133,039	223,089	233,329

Premiums earned	$99,744	$122,693	$213,609	$211,478
Incurred losses and loss
adjustment expenses	51,295	81,232	110,284	134,638
Commission and brokerage	21,337	29,101	43,118	37,895
Other underwriting expenses	2,752	4,124	5,470	7,270

Underwriting gain	$24,360	$8,236	$54,737	$31,675

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2004 and 2003

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2004	2003	2004	2003

Underwriting gain from segments	$84,751	$19,036	$128,197	$52,594
UK branch sale and related
transactions	--	--	(25,894)	--

Underwriting gain	84,751	19,036	102,303	52,594
Net investment income	95,331	72,677	161,154	140,391
Net realized capital gains (losses)	77,504	(2,003)	50,458	(12,078)
Corporate (expense) income	(1,674)	(980)	333	(1,961)
Interest expense	(19,318)	(14,330)	(33,797)	(28,670)
Other (expense) income	(26,675)	221	(43,935)	576

Income before taxes	$209,919	$74,621	$236,516	$150,852

The comparability of the International segment underwriting results has been impacted by the sale of the UK branch from Everest Re to Bermuda Re. In order to provide comparability, the 2003 results for the International segment need to be adjusted to exclude the UK branch activity. Effectively, these adjustments remove the UK branch from 2003 in the International segment underwriting results allowing for the comparability of the results period-over-period.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2004 and 2003

The following table reflects the underwriting results for the International segment as reported for the three and six months ended June 30, 2004 and proforma for the three and six months ended June 30, 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	International	International	International	International
	Segment	Segment	Segment	Segment
	2004	2003	2004	2003
(Dollars in thousands)	As Reported	Proforma	As Reported	Proforma

Gross written premiums	$ 159,781	$ 92,436	$ 308,253	$ 190,142
Ceded written premiums	(52,798)	(31,014)	(85,164)	(83,743)

Net written premiums	$ 106,983	$ 61,422	$ 223,089	$ 106,399

Premiums earned	$ 99,744	$ 59,056	$ 213,609	$ 100,957
Incurred losses and loss adjustment
expenses	51,295	36,276	110,284	58,495
Commission, brokerage, taxes and fees	21,337	13,562	43,118	17,782
Other underwriting expenses	2,752	2,452	5,470	4,673

Underwriting gain	$ 24,360	$ 6,766	$ 54,737	$ 20,007

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

13. Investments — Interest Only Strips

Commencing with the second quarter of 2003 and through the second quarter of 2004, the Company had investments in interest only strips of mortgage-backed securities (“interest only strips”). These securities give the holder the right to receive interest payments at a stated coupon rate on an underlying pool of mortgages. The interest payments on the outstanding mortgages are guaranteed by entities generally rated AAA. The ultimate cash flow from these investments is primarily dependent upon the average life of the mortgage pool. Generally, as market interest rates and, more specifically, market mortgage rates decline, mortgagees tend to refinance which will decrease the average life of a mortgage pool and decrease expected cash flows. Conversely, as market interest rates and, more specifically, mortgage rates rise, repayments will slow and the ultimate cash flows will tend to rise. Accordingly, the market value of these investments tends to increase as general interest rates rise and decline as general interest rates fall. These movements are generally counter to the impact of interest rate movements on the Company’s other fixed income investments. As interest rates rose during the second quarter of 2004, the Company fully liquidated its interest only strip investment portfolio.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2004 and 2003

The Company accounts for its investment in interest only strips in accordance with Emerging Issues Task Force No. 99-20, “Recognition of Interest Income and Impairment on Purchases and Beneficial Interests in Securitized Financial Assets”(“EITF 99-20”). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities, including agency interest only strips, whether purchased or retained in securitization, as well as the rules for determining when these securities must be written down to fair value because of impairment. EITF 99-20 requires decreases in the valuation of residual interests in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings, rather than an unrealized loss in shareholders’ equity, when any portion of the decline in fair value is attributable to, as defined by EITF 99-20, an impairment loss. There were no impairments recorded for the three months ended June 30, 2004 and the three and six months ended June 30, 2003. For the six months ended June 30, 2004, prior to the liquidation of the interest only strip portfolio, the Company recorded a realized capital loss from impairments on its interest only strips of $43.9 million. As a result of liquidating the interest only strip investment portfolio during the second quarter of 2004, the Company recognized pre-tax realized gains of $77.6 million.

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

The Company engages in business transactions with Group, Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”). Effective January 1, 2004, Everest Re and Bermuda Re renewed the 2003 Quota Share Reinsurance agreement, for what management believes to be arm’s-length consideration, whereby Everest Re’s Canadian branch cedes to Bermuda Re 50% of its net retained liability on all new and renewal property business written during the terms of this agreement. Effective January 1, 2004, Everest Re and Bermuda Re amended the existing Quota Share Reinsurance Agreement (the “whole account quota share”), through which Everest Re previously ceded 25% of its business to Bermuda Re so that effective January 1, 2004 Everest Re will cede 22.5% to Bermuda Re and 2.5% to Everest International of the net retained liability on all new and renewal covered business written during the term of this agreement. Effective January 1, 2003, Everest Re and Bermuda Re amended the whole account quota share, through which Everest Re previously ceded 20% of its business to Bermuda Re so that effective January 1, 2003 Everest Re ceded 25% to Bermuda Re of the net retained liability on all new and renewal policies written during the term of this agreement. For policies effective January 1, 2002 through December 31, 2002, Everest Re ceded 20% of the net retained liability to Bermuda Re. Management believes the quota share arrangements were entered into on an arm’s-length basis and reflect arm’s-length pricing. For premiums earned and losses incurred for the period January 1, 2002 through December 31, 2002, Everest Re, Everest National Insurance Company and Everest Security Insurance Company entered into an Excess of Loss Reinsurance Agreement with Bermuda Re, for what management believes to be arm’s-length consideration, covering workers’ compensation losses occurring on and after January 1, 2002, as respects new, renewal and in force policies effective on that date through December 31, 2002. Bermuda Re is liable for any loss exceeding $100,000 per occurrence, with its liability not to exceed $150,000 per occurrence. Effective October 1, 2001, Everest Re and Bermuda Re entered into a loss portfolio reinsurance agreement, whereby Everest Re transferred all of its Belgium branch net insurance exposures and reserves to Bermuda Re for what management believes to be arm’s-length consideration and subsequently closed its Belgium branch. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm’s-length consideration, all of its net insurance exposures and reserves to Bermuda Re.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2004 and 2003

The following table summarizes the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, for the periods indicated:

Bermuda Re

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in thousands)	2004	2003	2004	2003

Ceded written premiums	$223,580	$201,315	$240,193	$435,092
Ceded earned premiums	191,350	155,867	227,207	343,239
Ceded losses and LAE	164,801	98,489	182,582	220,215

Everest International

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in thousands)	2004	2003	2004	2003

Ceded written premiums	$12,947	$--	$19,187	$--
Ceded earned premiums	7,078	--	9,889	--
Ceded losses and LAE	4,036	--	5,645	--

Effective January 1, 2004, Everest Re sold the net assets of its UK branch to Bermuda Re. In connection with the sale, Everest Re provided Bermuda Re with a reserve indemnity agreement allowing for indemnity payments of up to 90% of £25.0 million in the event December 31, 2002 losses and LAE reserves develop adversely. The amount included in incurred losses and LAE for the six months ended June 30, 2004 was $36.8 million.

Part I — Item 2.

EVEREST REINSURANCE HOLDINGS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

Industry Conditions

The worldwide reinsurance and insurance businesses are highly competitive yet cyclical by product and market. Competition with respect to the types of reinsurance and insurance business in which the Company is engaged is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer by A.M. Best Company and/or Standard & Poor’s Rating Services (“Standard & Poor’s”), underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. The Company competes in the U.S. and international reinsurance and insurance markets with numerous international and domestic reinsurance and insurance companies. The Company’s competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s. Some of these competitors have greater financial resources than the Company and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the potential for securitization of reinsurance and insurance risks through capital markets provides an additional source of potential reinsurance and insurance capacity and competition.

During the first half of 2004, the favorable market conditions, which developed during 2000 through 2003, have generally begun to diminish. There are signs that pricing for most classes of property business has weakened and that pricing for most casualty classes has started to soften. Competition is increasing despite the fact that the industry still remains exposed to fundamental issues that negatively impacted its aggregate capacity in 2002 and 2003, including weak investment market conditions and adverse loss emergence. Both of these tend to depress the industry’s aggregate financial performance and perceptions of financial strength of industry participants.

Through 2003, reinsurance and insurance markets had generally continued to firm, reflecting the continuing, although diminishing, implications of losses arising from the terrorist attacks of September 11, 2001 and, more broadly, the impact of aggregate company reactions to broad and growing recognition that competition in the late 1990s reached extremes in many classes and markets, which ultimately led to inadequate pricing and overly broad terms, conditions and coverages. The effect of these extremes, which became apparent through excessive loss emergence, varied widely by company depending on product offerings, markets accessed, underwriting and operating practices, competitive strategies and business volumes. Across all market participants, however, the aggregate general effect was depressed financial results and erosion of the industry capital base. Coupled with deteriorating investment market conditions and results, and renewed concerns regarding longer-term industry specific issues, including asbestos exposure and sub-par capital returns, these financial impacts introduced substantial, and in some cases extreme, pressure for the initiation and/or strengthening of corrective action by individual market participants. These pressures, aggregating across industry participants, reinforced the trend established in 2000 through 2003 toward firming prices, more restrictive terms and conditions, tightened coverage availability across most classes and markets and increasing concern with respect to the financial security of insurance and reinsurance providers.

The Company has been disappointed by recent industry developments, which have operated to reduce pricing. The Company cannot predict with any reasonable certainty whether and to what extent these trends or conditions will persist. In particular, changes in the Lloyd’s market and the potential reemergence of a market share orientation among some industry participants, combined with improving and in some cases strong financial results, introduce uncertainty about the continued level of competitive pressures.

Financial Summary

The Company’s management monitors and evaluates overall Company performance based principally upon underwriting and other financial results. The following is a summary of consolidated underwriting results and net income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in thousands)	2004	2003	2004	2003

Gross written premiums	$892,652	$990,232	$1,884,818	1,951,559
Net written premiums	629,598	722,693	1,544,611	1,407,400

Premiums earned	$607,905	$665,601	$1,408,624	$1,197,292
Incurred losses and loss adjustment expenses	387,983	471,208	981,206	847,398
Commission, brokerage, taxes and fees	114,530	155,516	283,204	260,222
Other underwriting expenses	20,641	19,841	41,911	37,078

Underwriting gain	84,751	19,036	102,303	52,594

Net investment income	95,331	72,677	161,154	140,391
Net realized capital gains (losses)	77,504	(2,003)	50,458	(12,078)
Corporate (expense) income	(1,674)	(980)	333	(1,961)
Interest expense	(19,318)	(14,330)	(33,797)	(28,670)
Other (expense) income	(26,675)	221	(43,935)	576

Income before taxes	209,919	74,621	236,516	150,852
Income tax expense	50,128	18,690	69,385	35,333

Net income	$159,791	$55,931	$167,131	$115,519

Loss ratio	63.8%	70.8%	69.7%	70.8%
Commission and expense ratio	18.8	23.4	20.1	21.7
Other underwriting expense ratio	3.7	3.1	2.9	3.3

Combined ratio	86.3%	97.3%	92.7%	95.8%

The comparability of the above financial results has been impacted by the sale of the UK branch from Everest Re to Bermuda Re and the associated Everest Re and Bermuda Re reserve indemnity agreement, as well as sale related adjustments to the 2003 and 2002 quota share cessions. In order to provide comparability of the financial results between the years, the 2003 results need to be adjusted to exclude the UK branch activity. For the three months ended June 30, 2003, gross written premiums, net written premiums, premiums earned, incurred losses and loss adjustment expenses (“LAE”) and underwriting expenses would decrease by $100.8 million, $71.6 million, $63.6 million, $45.0 million and $17.2 million, respectively, resulting in a net decrease in underwriting gain of $1.5 million. For the six months ended June 30, 2003, gross written premiums, net written premiums, premiums earned, incurred losses and LAE and underwriting expenses would decrease by $179.5 million, $126.9 million, $110.5 million, $76.1 million and $22.7 million, respectively, resulting in a net decrease in underwriting gain of $11.7 million. Effectively, these adjustments remove the UK branch from the three and six month 2003 underwriting results.

The following tables reflect the reconciliation from reported to proforma underwriting results for the periods indicated:

	Three Months Ended June 30, 2003

		UK branch
(Dollars in thousands)	As Reported	Adjustment	Proforma

Gross written premiums	$990,232	$(100,821)	$889,411
Ceded written premiums	267,539	(29,204)	238,335

Net written premiums	$722,693	$(71,617)	$651,076

Premiums earned	$665,601	$(63,638)	$601,963
Incurred losses and loss adjustment expenses	471,208	(44,957)	426,251
Commission, brokerage, taxes and fees	155,516	(15,539)	139,977
Other underwriting expenses	20,821	(1,672)	19,149

Underwriting gain	$18,056	$(1,470)	$16,586

Loss ratio	70.8%		70.8%
Commission ratio	23.4		23.3
Other underwriting expense ratio	3.1		3.1

Combined ratio	97.3%		97.2%

	Six Months Ended June 30, 2003

		UK branch
(Dollars in thousands)	As Reported	Adjustment	Proforma

Gross written premiums	$1,951,559	$(179,522)	$1,772,037
Ceded written premiums	544,159	(52,592)	491,567

Net written premiums	$1,407,400	$(126,930)	$1,280,470

Premiums earned	$1,197,292	$(110,521)	$1,086,771
Incurred losses and loss adjustment expenses	847,398	(76,143)	771,255
Commission, brokerage, taxes and fees	260,222	(20,113)	240,109
Other underwriting expenses	39,039	(2,597)	36,442

Underwriting gain	$50,633	$(11,668)	$38,965

Loss ratio	70.8%		71.0%
Commission ratio	21.7		22.1
Other underwriting expense ratio	3.3		3.3

Combined ratio	95.8%		96.4%

Additionally, in order to provide comparability of the financial results between the years, the 2004 results need to be adjusted to exclude the one-time effects associated with the branch sale wherein ceded written premiums would increase by $139.8 million, net written premiums would decrease by $139.8 million and premiums earned, incurred losses and LAE and underwriting expenses would decrease by $118.8 million, $113.7 million and $31.0 million, respectively, resulting in a net increase in underwriting gain of $25.9 million. This adjusts the six months ended June 30, 2004 underwriting results to exclude the one-time effects related to the sale.

The following table reflects the reconciliation from reported to proforma underwriting results for the period indicated:

	Six Months Ended June 30, 2004

		Branch
		Sale
(Dollars in thousands)	As Reported	Adjustments	Proforma

Gross written premiums	$1,884,818	$--	$1,884,818
Ceded written premiums	340,207	139,751	479,958

Net written premiums	$1,544,611	$(139,751)	$1,404,860

Premiums earned	$1,408,624	$(118,815)	$1,289,809
Incurred losses and loss adjustment expenses	981,206	(113,747)	867,459
Commission, brokerage, taxes and fees	283,204	(30,962)	252,242
Other underwriting expenses	41,578	--	41,578

Underwriting gain	$102,636	$25,894	$128,530

Loss ratio	69.7%		67.3%
Commission ratio	20.1		19.6
Other underwriting expense ratio	2.9		3.1

Combined ratio	92.7%		90.0%

In the remainder of this Financial Summary section and the following Segment Information section, all analyses relate to the comparable proforma information, except where indicated.

As indicated in the preceding “Industry Conditions” section, the reinsurance and insurance industry generally experienced favorable market conditions from 2001 through 2003. These favorable market conditions, coupled with the Company’s financial strength, strategic positioning and market and underwriting expertise, enabled it to increase its volume of business significantly over this period. With the change in trend established thus far in 2004, the Company has adapted its operations to slow its rate of growth. As a result, gross written premiums for the three and six months ended June 30, 2004 increased to $892.7 million and $1,884.8 million, respectively, up 0.4% and 6.4% compared to the three and six months ended June 30, 2003, respectively. In contrast, gross written premiums had increased 55.8% during fiscal year 2003 in comparison with 2002.

In June 2004, the Company received notification of termination with respect to its contract with an insurance agency that produces the majority of its California workers’ compensation business. Under the terms of the contract, the agency will continue to produce business exclusively for the Company through October 15, 2004. The business produced under this relationship will continue in force through the policy expiration dates or cancellation. In 2003, under this contract, the agency produced approximately 14% of the Company’s full year gross written premium. However, in 2004, this percentage has been expected to decline due to increasing competition and a de-emphasis of this distribution channel. The Company does not believe that the termination of this contract will have a material adverse effect on future Company operations.

Due to the nature of its businesses, the Company is unable to precisely differentiate between the effects of price changes as compared to the effects of changes in exposure. Similarly, because individual reinsurance arrangements often reflect revised coverages, structuring, pricing, terms and/or conditions from period–to–period, the Company is unable to differentiate between the premium volumes attributable to new business as compared to renewal business. Management believes, however, that, on balance, the Company’s growth is reasonably balanced between growth in exposures underwritten and increased pricing and/or improved terms and conditions. Management believes further that market conditions, although changing, remain generally more favorable for casualty business classes than for property business classes; however, management notes that it continues to see business opportunities in most product classes and markets. Although premium volumes have increased, the Company continues to decline business that does not meet its objectives regarding underwriting profitability.

Net written premiums, defined as gross written premiums less ceded premiums, were $629.6 million and $1,404.9 million for the three and six months ended June 30, 2004, respectively, down 3.3% and up 9.7% from the three and six months ended June 30, 2003, respectively. These reflect premiums ceded of $263.1 million (29.5% of gross written premiums) and $238.3 million (26.8% of gross written premiums) for the three months ended June 30, 2004 and 2003, respectively, and $480.0 million (25.5% of gross written premiums) and $491.6 million (27.7% of gross written premiums) for the six months ended June 30, 2004 and 2003, respectively. The majority of cessions in both periods continue to relate to the quota share reinsurance between Everest Re and Bermuda Re.

Premiums earned increased to $607.9 million for the three months ended June 30, 2004 compared to $602.0 million for the three months ended June 30, 2003 and $1,289.8 million for the six months ended June 30, 2004 compared to $1,086.8 million for the six months ended June 30, 2003. These increases reflect period–to–period changes in net written premiums and business mix together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts.

Incurred losses and LAE decreased $38.3 million (9.0%) to $388.0 million for the three months ended June 30, 2004, primarily due to an increase in related party cessions ($84.0 million) and a decrease in prior period reserve strengthening, partially offset by the impact of a modest premium increase and the absence, in 2004, of cessions under the corporate level aggregate reinsurance coverages.

Incurred losses and LAE increased to $867.5 million for the six months ended June 30, 2004, an increase of 12.5% compared to the six months ended June 30, 2003. The increase generally reflects the increasing volume as measured by earned premium partially offset by general improvements in pricing and an increase in related party cession ($71.2 million). Another contributing factor was the effect of prior year loss reserve strengthening. The increases in losses relating to prior period reserve strengthening were $23.1 million and $31.8 million for the three months ended June 30, 2004, and 2003, respectively, and $47.7 million and $67.7 million for the six months ended June 30, 2004, and 2003, respectively, principally related to the Company’s non-asbestos and environmental (“A&E”) exposures.

Commission, brokerage and tax expense decreased $25.4 million or 18.2% for the three months ended June 30, 2004 and increased $12.1 million or 5.1% for the six months ended June 30, 2004. The 18.2% decrease for the three months ended June 30, 2004 compared to June 30, 2003 primarily reflects changes in the mix of business and commission rates. The 5.1% increase for the six months ended June 30, 2004 compared to June 30, 2003 is generally the result of the increasing premium volume. Other underwriting expenses also increased due to the increase in business.

Net investment income increased to $95.3 million from $72.7 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 and to $161.2 million for the six months ended June 30, 2004 from $140.4 million for the six months ended June 30, 2003. The second quarter of 2004 included a $22.9 million increase arising from an atypical increase in the value of one of the Company’s limited partnership investments.

The Company’s cash flows from operations were $290.3 million and $223.2 million for the three months ended June 30, 2004 and 2003, respectively, and $537.2 million and $443.9 million for the six months ended June 30, 2004 and 2003, respectively and, with the $320 million proceeds from the March, 2004 trust preferred offering, contributed to the growth in invested assets.

Net realized capital gains of $77.5 million and net realized capital losses of $2.0 million for the three months ended June 30, 2004 and 2003, respectively, and net realized capital gains of $50.5 million and net realized capital losses of $12.1 million for the six months ended June 30, 2004 and 2003, respectively, were primarily the result of the gains on the sale of the interest only strips of mortgage-backed securities investment portfolio (“interest only strips”) in 2004 and net realized capital losses due to the write-down of the value of securities deemed to be impaired on an other than temporary basis in 2003.

The Company incurred an income tax expense of $50.1 million and $18.7 million for the three months ended June 30, 2004 and 2003, respectively, and $69.4 million and $35.3 million for the six months ended June 30, 2004 and 2003, respectively. The increase in tax expense for 2004 primarily reflected the impact of improved underwriting results, additional taxable net investment income and taxable realized capital gains. Additionally, in conjunction with the transfer of the Company’s UK branch to Bermuda Re there were various tax issues giving rise to net expenses and benefits which in the aggregate served to moderate the variability between years.

The increase in net income to $159.8 million from $55.9 million for the three months ended June 30, 2004 and 2003, respectively, and $167.1 million from $115.5 million for the six months ended June 30, 2004 and 2003, respectively, was primarily due to improved underwriting and investment results and realized capital gains, partially offset by increased income taxes.

The Company’s stockholders’ equity increased to $1,574.0 million at June 30, 2004 from $1,546.9 million at December 31, 2003. This increase was primarily due to net income for the period, partially offset by reductions in unrealized appreciation on the Company’s fixed maturity portfolio. Management believes that the Company generally has sufficient capital and resources to meet its obligations.

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

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments based upon their underwriting gain or loss. Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. The Company utilizes inter-affiliate reinsurance, but such reinsurance generally does not impact segment results, as business is generally reported within the segment in which the business was first produced.

Effective January 1, 2004, Everest Re sold its United Kingdom branch to Bermuda Re, a Bermuda insurance company and a direct subsidiary of Group. Prior to 2004, business for this branch was previously included in the results of the International segment. The comparability of the financial results has been impacted by the sale of the UK branch from Everest Re to Bermuda Re. In order to provide comparability of the financial results between the years, the three months ended June 30, 2003 results for the International segment need to be adjusted to exclude the UK branch activity wherein gross written premiums, net written premiums, premiums earned, incurred losses and LAE and underwriting expenses would decrease by $100.8 million, $71.6 million, $63.6 million, $45.0 million, and $17.2 million, respectively, resulting in a net decrease in underwriting gain of $1.5 million. For the six months ended June 30, 2003, gross written premiums, net written premiums, premiums earned, incurred losses and LAE and underwriting expenses would decrease by $179.5 million, $126.9 million, $110.5 million, $76.1 million and $22.7 million, respectively, resulting in a net decrease in underwriting gain of $11.7 million. Effectively, these adjustments remove the UK branch from the three and six month 2003 International underwriting results making period-over-period results comparable.

The following tables reflect reconciliations from reported to proforma underwriting results for the International segment for the periods indicated.

	Three Months Ended June 30, 2003

	International		International
	Segment	UK branch	Segment
(Dollars in thousands)	As Reported	Adjustment	Proforma

Gross written premiums	$193,257	$(100,821)	$92,436
Ceded written premiums	60,218	(29,204)	31,014

Net written premiums	$133,039	$(71,617)	$61,422

Premiums earned	$122,693	$(63,638)	$59,055
Incurred losses and loss adjustment expenses	81,232	(44,957)	36,275
Commission, brokerage, taxes and fees	29,101	(15,539)	13,562
Other underwriting expenses	4,124	(1,672)	2,452

Underwriting gain	$8,236	$(1,470)	$6,766

Loss ratio	66.2%		61.4%
Commission ratio	23.7		23.0
Other underwriting expense ratio	3.4		4.1

Combined ratio	93.3%		88.5%

	Six Months Ended June 30, 2003

	International		International
	Segment	UK branch	Segment
(Dollars in thousands)	As Reported	Adjustment	Proforma

Gross written premiums	$369,664	$(179,522)	$190,142
Ceded written premiums	136,335	(52,592)	83,743

Net written premiums	$233,329	$(126,930)	$106,399

Premiums earned	$211,478	$(110,521)	$100,957
Incurred losses and loss adjustment expenses	134,638	(76,143)	58,495
Commission, brokerage, taxes and fees	37,895	(20,113)	17,782
Other underwriting expenses	7,270	(2,597)	4,673

Underwriting gain	$31,675	$(11,668)	$20,007

Loss ratio	63.7%		57.9%
Commission ratio	17.9		17.6
Other underwriting expense ratio	3.4		4.7

Combined ratio	85.0%		80.2%

All the comparative analysis in this Segment Information section relates to the proforma information in the above table except where indicated otherwise.

Three Months Ended June 30, 2004 compared to Three Months Ended June 30, 2003

Premiums.     Gross written premiums increased only 0.4% to $892.7 million in the three months ended June 30, 2004 from $889.4 million in the three months ended June 30, 2003, as increased market competition had a negative impact on rates, terms and conditions, reducing growth opportunities.

Premium growth areas included a 72.9% ($67.3 million) increase in the International operation, primarily due to a $41.5 million increase in international business written through the Miami and New Jersey offices representing primarily Latin American business, an $11.6 million increase in Asian business and an $8.9 million increase in Canadian business. The U.S. Insurance operation grew 12.9% ($35.5 million), principally as a result of a $66.0 million increase in program business outside of the workers’ compensation class, partially offset by a $30.5 million decrease in workers’ compensation business, which was primarily due to increased competition. The effect of the previously noted cancellation of the Company’s largest California workers’ compensation agency arrangement will impact this segment although not until the quarter ending December 31, 2004 and subsequent quarters. The U.S. Reinsurance operation decreased 16.8% ($64.3 million), principally relating to a $51.1 million decrease in treaty casualty business and a $22.7 million decrease in facultative business, partially offset by a $14.1 million increase in treaty property business. The Specialty Underwriting operation decreased 25.6% ($35.3 million), resulting primarily from a $40.9 million decrease in A&H business, reflective of increasing price competition in this business class, partially offset by a $3.6 million increase in surety business and a $2.0 million increase in marine and aviation business.

Ceded premiums increased to $263.1 million for the three months ended June 30, 2004 from $238.3 million in the three months ended June 30, 2003. The increase in ceded premiums primarily related to cessions under the Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”) quota share agreements, partially offset by the absence of cessions, in 2004, under the corporate level aggregate reinsurance coverages.

Net written premiums decreased by 3.3% to $629.6 for the three months ended June 30, 2004 from $651.1 million for the three months ended June 30, 2003, reflecting the modest increase in gross written premiums offset by the increase in ceded written premiums.

Premium Revenues.     Net premiums earned increased 1.0% to $607.9 million in the three months ended June 30, 2004 from $602.0 million in the three months ended June 30, 2003. Contributing to this increase was a 68.9% ($40.7 million) increase in the International operation and a 4.1% ($7.0 million) increase in the U.S. Insurance operation, partially offset by a 2.7% ($6.9 million) decrease in the U.S. Reinsurance operation and a 30.9% ($34.8 million) decrease in the Specialty Underwriting operation. All of these changes reflect period-to-period changes in net written premiums and business mix, together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

Expenses.     Incurred losses and LAE decreased by 9.0% to $388.0 in the three months ended June 30, 2004 from $426.3 million in the three months ended June 30, 2003. The decrease in incurred losses and LAE was principally attributable to increases in related party cessions to Bermuda Re and Everest International and a decrease in prior period reserve adjustments, partially offset by a modest increase in the net premiums earned.

The Company’s loss and LAE reserves reflect estimates of ultimate claim liability. Such estimates are reevaluated on an ongoing basis, including re-estimates of prior period reserves, taking into consideration all available information and, in particular, newly reported loss and claim experience. The effect of such reevaluations impact incurred losses for the current period. The Company notes that its analytical methods and processes operate at multiple levels including individual contracts, groupings of like contracts, classes and lines of business, internal business units, segments, legal entities, and in the aggregate. The complexities of the Company’s businesses and operations require analyses and adjustments, both qualitative and quantitative, at these various levels. Additionally, the attribution of reserves, change in reserves and incurred losses between accident year and underwriting year require adjustments and allocations, both qualitative and quantitative, at these various levels. All of these processes, methods and practices appropriately balance actuarial science, business expertise and management judgment in a manner intended to assure the accuracy, precision and consistency of the Company’s reserving practices, which are fundamental to the Company’s operation. The Company notes, however, that the underlying reserves remain estimates, which are subject to variation, and that the relative degree of variability is generally least when reserves are considered in the aggregate and generally increases as the focus shifts to more granular data levels.

Net prior period reserve adjustments for the three months ended June 30, 2004 were $23.1 million. For the three months ended June 30, 2003, net prior period reserve adjustments were $31.8 million. The reserve adjustments for the three months ended June 30, 2004 included A&E adjustments of $3.0 million. Non-A&E exposures, primarily on casualty classes, experienced $20.1 million of loss adjustments. For the three months ended June 30, 2003, there were no reserve adjustments related to A&E and $31.8 million of reserve adjustments related to non-A&E, principally casualty exposures.

The U.S. Reinsurance segment accounted for $25.0 million and $26.8 million of the net prior period reserve adjustments for the three months ended June 30, 2004 and 2003, respectively. Asbestos exposures accounted for $3.0 million for the three months ended June 30, 2004, with non-asbestos exposure development in both periods principally attributable to the professional liability and general casualty business classes.

The U.S. Insurance segment reflected $6.5 million of net prior period reserve adjustments for the three months ended June 30, 2004 and had no net prior period reserve adjustments for the three months ended June 30, 2003. The June 30, 2004 prior period reserve adjustments were principally due to liability classes relating to accident years 2000 through 2002.

The Specialty Underwriting segment had $8.4 million of favorable prior period reserve adjustments for the three months ended June 30, 2004, principally related to A&H and marine and aviation classes of business. There were no prior period reserve adjustments for the three months ended June 30, 2003.

The International segment had no net prior period reserve adjustments for the three months ended June 30, 2004 and $5.0 million of net prior period reserve adjustments for the three months ending June 30, 2003.

Net prior period reserve adjustments related to A&E exposures were $3.0 million for the three months ended June 30, 2004 and there were no net prior reserve adjustments for the three months ended June 30, 2004. The Company has A&E exposure related to certain contracts written by the Company prior to 1986 and to certain claim obligations acquired as part of the Mt. McKinley Insurance Company (“Mt. McKinley”) acquisition in September 2000, which are generally 100% ceded to Bermuda Re. Substantially all of the Company’s A&E exposures relate to insurance and reinsurance contracts with original coverage periods prior to 1986.

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events, and are net of reinsurance. Individual catastrophe losses are reported net of specific reinsurance, but before recoveries under corporate level reinsurance and potential incurred but not reported (“IBNR”) reserve offsets. A catastrophe is a property event with expected reported losses of at least $5.0 million before corporate level reinsurance and taxes. Catastrophe losses, net of contract specific cessions, were $0.7 million in the three months ended June 30, 2004, compared to $19.6 million in the three months ended June 30, 2003.

Incurred losses and LAE for the three months ended June 30, 2004 reflected ceded losses and LAE of $205.3 million compared to ceded losses and LAE in the three months ended June 30, 2003 of $143.9 million. The increase in ceded losses was primarily the result of an increase in cessions to Bermuda Re under the Mt. McKinley loss portfolio transfer and increases in premiums earned subject to the quota share agreements.

The segment components of the increase in incurred losses and LAE in the three months ended June 30, 2004 from the three months ended June 30, 2003 were a 41.4% ($15.0 million) increase in the International operation and a 2.1% ($2.5 million) increase in the U.S. Insurance operation, partially offset by a 14.7% ($29.4 million) decrease in the U.S. Reinsurance operation and a 38.6% ($26.4 million) decrease in the Specialty Underwriting operation. These changes generally reflect fluctuations in premiums earned due to increases in premiums written subject to the quota share agreements, modest reductions in the current year loss expectation assumptions for most segments, reflecting continued improvement in market conditions and pricing, as well as the prior period reserve development discussed above. Incurred losses and LAE for each operation were also impacted by variability relating to changes in mix of business by class and type.

The Company’s loss and LAE ratio, which is calculated by dividing incurred losses and LAE by net premiums earned, decreased by 7.0 percentage points to 63.8% in the three months ended June 30, 2004 from 70.8% in the three months ended June 30, 2003, reflecting the incurred losses and LAE discussed above.

The following table shows the loss ratios for each of the Company’s operating segments for the three months ended June 30, 2004 and 2003. The loss ratios for all operations were impacted by the factors noted above.

Segment Loss Ratios

Segment	20	04	20	03

U.S. Reinsurance	68.1%		77.7%
U.S. Insurance	69.0%		70.3%
Specialty Underwriting	54.1%		60.8%
International	51.4%		61.4%

Segment underwriting expenses decreased by 14.5% to $135.2 million in the three months ended June 30, 2004 from $158.1 million in the three months ended June 30, 2003. Commission, brokerage, taxes and fees decreased by $25.4 million, primarily due to changes in the mix of business and commission rates. Segment other underwriting expenses increased by $2.5 million. Contributing to the decrease in expenses was a 50.4% ($8.1 million) increase in the International operation, offset by a 12.7% ($9.1 million) decrease in the U.S. Reinsurance operation, a 27.5% ($10.8 million) decrease in the U.S. Insurance operation and a 35.5% ($11.2 million) decrease in the Specialty Underwriting operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of reinsurance, including with Bermuda Re, and the underwriting performance of the underlying business. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 22.5% for the three months ended June 30, 2004 compared to 26.4% for the three months ended June 30, 2003.

The Company’s combined ratio, which is the sum of the loss and expense ratios, decreased by 10.9 percentage points to 86.3% in the three months ended June 30, 2004 compared to 97.2% in the three months ended June 30, 2003, reflecting the decline in the loss and expense ratios as previously discussed.

The following table shows the combined ratios for each of the Company’s operating segments for the three months ended June 30, 2004 and 2003. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios

Segment	20	04	20	03

U.S. Reinsurance	93.0%		105.5%
U.S. Insurance	84.7%		92.9%
Specialty Underwriting	80.2%		88.8%
International	75.6%		88.5%

Investment Results.     Net investment income increased 31.2% to $95.3 million in the three months ended June 30, 2004 from $72.7 million in the three months ended June 30, 2003, principally reflecting the effects of investing $1,144.2 million of cash flow from operations for the twelve months ended June 30, 2004 as well as $320.0 of net proceeds from the issuance of junior subordinated debt securities in March 2004 and $22.9 million recorded in the second quarter of 2004 representing an atypical increase in the carrying value of a limited partnership investment, all partially offset by the effects of lower interest rates and a $6.0 million decrease from the impact of the sale of the UK branch.

The following table shows a comparison of various investment yields for the periods indicated:

	20	04	20	03

Imbedded pre-tax yield of cash and invested assets at
June 30, 2004 and 2003	4.5%		4.9%
Imbedded after-tax yield of cash and invested assets at
June 30, 2004 and 2003	3.7%		4.1%
Annualized pre-tax yield on average cash and invested
assets for the three months ended June 30, 2004 and 2003	6.0%		5.4%
Annualized after-tax yield on average cash and invested
assets for the three months ended June 30, 2004 and 2003	4.6%		4.4%

Net realized capital gains of $77.5 million in the three months ended June 30, 2004 reflected realized capital gains of $78.1 million, primarily the result of the Company liquidating its interest only strip portfolio, partially offset by realized capital losses on the Company’s investments of $0.6 million, which included $0.5 million related to the write-downs in the value of securities deemed to be impaired on an other than temporary basis. Net realized capital losses of $2.0 million in the three months ended June 30, 2003 reflected realized capital losses of $3.0 million, partially offset by $1.0 million of realized capital gains.

The Company has in its product portfolio a credit default swap, which it no longer offers. This product meets the definition of a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Investments and Hedging Activities” (“FAS 133”). There was no net derivative expense from this credit default transaction for the three months ended June 30, 2004 and 2003.

Other expense for the three months ended June 30, 2004 was $26.7 million compared to other income of $0.2 million for the three months ended June 30, 2003. This change was primarily due to a deferred gain on a retroactive reinsurance agreement with an unconsolidated affiliate.

Interest expense for the three months ended June 30, 2004 and 2003 was $19.3 million and $14.3 million, respectively. Interest expense for the three months ended June 30, 2004 included $9.7 million relating to the senior notes, $9.3 million relating to the junior subordinated debt securities and $0.3 million relating to borrowings under the revolving credit facility. Interest expense for the three months ended June 30, 2003 included $9.7 million relating to the senior notes, $4.3 million relating to the junior subordinated debt securities and $0.3 million relating to borrowings under the revolving credit facility.

Income Taxes.     The Company recognized income tax expense of $50.1 million in the three months ended June 30, 2004 compared to an income tax expense of $18.7 million in the three months ended June 30, 2003. The increase in taxes related principally to improved underwriting results, the impact of additional taxable net investment income and taxable realized capital gains. Additionally, in conjunction with the transfer of the Company’s UK branch to Bermuda Re, there were various tax issues giving rise to net expenses and benefits, which in the aggregate served to moderate the variability between years.

Net Income.     Net income was $159.8 million in the three months ended June 30, 2004 compared to net income of $55.9 million in the three months ended June 30, 2003, reflecting improved underwriting and investment income results and realized capital gains, partially offset by increased income taxes.

Six Months Ended June 30, 2004 compared to Six Months Ended June 30, 2003

Premiums.     Gross written premiums increased 6.4% to $1,884.8 million in the six months ended June 30, 2004 from $1,772.0 million in the six months ended June 30, 2003, as the Company took advantage of the generally attractive rates, terms and conditions available in its markets, including selected growth opportunities, while continuing to maintain a disciplined underwriting approach.

The International operation increased 62.1% ($118.1 million), primarily due to an $83.0 million increase in international business written through the Miami and New Jersey offices representing primarily Latin American business, a $19.3 million increase in Asian business and a $17.1 million increase in Canadian business. The U.S. Insurance operation grew 13.4% ($78.5 million), principally as a result of a $112.7 million increase in program business other than workers’ compensation, partially offset by a $34.1 million decrease in workers’ compensation business, which was primarily due to increased competition. The effect of the previously noted cancellation of the Company’s largest California workers’ compensation agency arrangement will impact this segment although not until the quarter ending December 31, 2004 and the subsequent quarters. The U.S. Reinsurance operation decreased 5.3% ($38.8 million), principally relating to a $42.9 million decrease in facultative business and a $38.5 decrease in treaty property business, partially offset by a $47.8 million increase in treaty casualty business. The Specialty Underwriting operation decreased 16.7% ($45.1 million), resulting primarily from a $50.3 million decrease in A&H business, partially offset by an increase in surety business of $4.7 million.

Ceded premiums decreased to $480.0 million for the six months ended June 30, 2004 from $491.6 million in the six months ended June 30, 2003. Ceded premiums related primarily to specific reinsurance purchased by the U.S. Insurance operation. Ceded premiums decreased primarily due to the absence of cessions, in 2004, under the corporate level aggregate reinsurance coverages, partially offset by an increase in cessions under the Bermuda Re and Everest International quota share agreements.

Net written premiums increased by 9.7% to $1,404.9 million in the six months ended June 30, 2004 from $1,280.5 million in the six months ended June 30, 2003 reflecting the increase in gross written premiums, combined with the decrease in ceded premiums.

Premium Revenues.     Net premiums earned increased by 18.7% to $1,289.8 million in the six months ended June 30, 2004 from $1,086.8 million in the six months ended June 30, 2003. Contributing to this increase were a 111.6% ($112.7 million) increase in the International operation, 21.1% ($95.0 million) increase in the U.S. Reinsurance operation and a 6.6% ($21.9 million) increase in the U.S. Insurance operation, partially offset by a 13.0% ($26.5 million) decrease in the Specialty Underwriting operation. All of these changes reflect period-to-period changes in net written premiums and business mix, together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

Expenses.     Incurred losses and LAE increased by 12.5% to $867.5 in the six months ended June 30, 2004 from $771.3 million in the six months ended June 30, 2003. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned, the impact of changes in the Company’s mix of business and reserve adjustments for prior period losses.

The Company’s loss and LAE reserves reflect estimates of ultimate claim liability. Such estimates are reevaluated on an ongoing basis, including re-estimates of prior period reserves, taking into consideration all available information and, in particular, newly reported loss and claim experience. The effect of such reevaluations impacts incurred losses for the current period. The Company notes that its analytical methods and processes operate at multiple levels including individual contracts, groupings of like contracts, classes and lines of business, internal business units, segments, legal entities, and in the aggregate. The complexities of the Company’s business and operations require analyses and adjustments, both qualitative and quantitative, at these various levels. Additionally, the attribution of reserves, change in reserves and incurred losses between accident year and underwriting year require adjustments and allocations, both qualitative and quantitative, at these various levels. All of these processes, methods and practices appropriately balance actuarial science, business expertise and management judgment in a manner intended to assure the accuracy, precision and consistency of the Company’s reserving practices, which are fundamental to the Company’s operation. The Company notes, however, that the underlying reserves remain estimates, which are subject to variation, and that the relative degree of variability is generally least when reserves are considered in the aggregate and generally increases as the focus shifts to more granular data levels.

Net prior period reserve adjustments for the six months ended June 30, 2004 were $47.7 million compared to net prior period reserve adjustments of $67.7 million for the six months ended June 30, 2003. The reserve adjustments for the six months ended June 30, 2004 included A&E adjustments of $7.2 million. Non-A&E exposures, primarily casualty and specialty classes, experienced $40.6 million of net prior period loss adjustments. For the six months ended June 30, 2003, reserve adjustments included $8.5 million related to A&E and $59.3 million on non-A&E lines of business, principally all of which related to casualty reinsurance and insurance.

The U.S. Reinsurance segment accounted for $38.0 million and $47.7 million of the net prior period reserve adjustments for the six months ended June 30, 2004 and 2003, respectively. Asbestos exposures accounted for $7.2 million and $8.5 million for the six months ended June 31, 2004 and 2003, respectively, with the remainder attributable principally to the professional liability and casualty business classes.

The U.S. Insurance segment reflected $18.1 million of net prior period reserve adjustments for the six months ended June 30, 2004 and had no net prior period reserve adjustments for the six months ended June 30, 2003. The June 30, 2004 prior period reserve adjustments were principally due to casualty classes relating to accident years 2000 through 2002.

The Specialty Underwriting segment had $8.4 million of favorable prior period reserve adjustments for the six months ended June 30, 2004, principally related to A&H and marine and aviation and had unfavorable prior period reserve adjustments of $15.0 million for the six months ended June 30, 2003, principally related to the surety line of business.

The International segment had no net prior period reserve adjustments for the six months ended June 30, 2004 and $5.0 million of net prior period reserve adjustments for the six months ended June 30, 2003.

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events, and are net of reinsurance. Individual catastrophe losses are reported net of specific reinsurance, but before recoveries under corporate level reinsurance and potential IBNR reserve offsets. A catastrophe is a property event with expected reported losses of at least $5.0 million before corporate level reinsurance and taxes. Catastrophe losses, net of contract specific cessions, were $2.4 million in the six months ended June 30, 2004, compared to $19.5 million in the six months ended June 30, 2003.

Incurred losses and LAE for the six months ended June 30, 2004 reflected ceded losses and LAE of $342.6 million compared to ceded losses and LAE in the six months ended June 30, 2003 of $259.1 million. Ceded losses and LAE in the six months ended June 30, 2004 and 2003 included $265.1 million and $193.2 million, respectively, of ceded losses relating to the quota share reinsurance transactions between Everest Re and, Bermuda Re and Everest International.

The segment components of the increase in incurred losses and LAE in the six months ended June 30, 2004 from the six months ended June 30, 2003 were an 88.5% ($51.8 million) increase in the International operation, a 15.2% ($50.5 million) increase in the U.S. Reinsurance operation and a 13.5% ($32.1 million) increase in the U.S. Insurance operation, partially offset by a 26.5% ($38.2 million) decrease in the Specialty Underwriting operation. These changes generally reflect variability in premiums earned, changes in the loss expectation assumptions for businesses written, and the net prior period reserve development discussed above. Incurred losses and LAE for each operation were also impacted by variability relating to changes in mix of business by class and type.

The Company’s loss and LAE ratio, which is calculated by dividing incurred losses and LAE by net premiums earned, decreased by 3.7 percentage points to 67.3% in the six months ended June 30, 2004 from 71.0% in the six months ended June 30, 2003, reflecting the incurred losses and LAE discussed above, as well as changes in business mix.

The following table shows the loss ratios for each of the Company’s operating segments for the six months ended June 30, 2004 and 2003. The loss ratios for all operations were impacted by the factors noted above.

Segment Loss Ratios

Segment	20	04	20	03

U.S. Reinsurance	70.1%		73.7%
U.S. Insurance	76.1%		71.5%
Specialty Underwriting	59.7%		70.7%
International	51.6%		57.9%

Segment underwriting expenses increased by 7.1% to $294.2 million in the six months ended June 30, 2004 from $274.6 million in the six months ended June 30, 2003. Commission, brokerage, taxes and fees increased by $12.1 million, principally reflecting an increase in premium volume and changes in the mix of business. Segment other underwriting expenses increased by $7.4 million. Contributing to the increase in expenses was a 116.4% ($26.1 million) increase in the International operation and a 24.1% ($28.5 million) increase in the U.S. Reinsurance operation, partially offset by a 13.5% ($7.8 million) decrease in the Specialty Underwriting operation and a 35.6% ($27.3 million) decrease in the U.S. Insurance operations, primarily due to changes in the business mix and commission rates. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of reinsurance, including with Bermuda Re, and the underwriting performance of the underlying business. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 22.7% for the six months ended June 30, 2004 compared to 25.4% for the six months ended June 30, 2003.

The Company’s combined ratio, which is the sum of the loss and expense ratios, decreased by 6.4 percentage points to 90.0% in the six months ended June 30, 2004 compared to 96.4% in the six months ended June 30, 2003.

The following table shows the combined ratios for each of the Company’s operating segments for the six months ended June 30, 2004 and 2003. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios

Segment	20	04	20	03

U.S. Reinsurance	96.9%		99.9%
U.S. Insurance	90.1%		94.5%
Specialty Underwriting	87.8%		99.0%
International	74.4%		80.2%

Investment Results.     Net investment income increased 14.8% to $161.2 million in the six months ended June 30, 2004 from $140.4 million in the six months ended June 30, 2003, principally reflecting the effects of $1,144.2 million of cash flow from operations for the twelve months ended June 30, 2004 as well as $320.0 of net proceeds from the issuance of junior subordinated debt securities in March 2004 and $22.9 million recorded in the second quarter of 2004 representing an atypical increase in the carrying value of a limited partnership investment, all partially offset by a $6.0 decrease from the impact of the sale of the UK branch and the effects of the lower interest rate environment.

The following table shows a comparison of various investment yields for the periods indicated:

	20	04	20	03

Imbedded pre-tax yield of cash and invested assets at
June 30, 2004 and December 31, 2003	4.5%		4.7%
Imbedded after-tax yield of cash and invested assets at
June 30, 2004 and December 31, 2003	3.7%		3.8%
Annualized pre-tax yield on average cash and invested
assets for the six months ended June 30, 2004 and 2003	5.1%		5.4%
Annualized after-tax yield on average cash and invested
assets for the six months ended June 30, 2004 and 2003	4.0%		4.3%

Net realized capital gains of $50.5 million in the six months ended June 30, 2004 reflected realized capital gains of $95.1 million, primarily the result of the Company liquidating its interest only strip portfolio, partially offset by realized capital losses on the Company’s investments of $44.7 million, which included $43.9 million related to the write-downs in the value of interest only strips deemed to be impaired on an other than temporary basis in accordance with Emerging Issues Task Force No. 99-20, “Recognition of Interest Income and Impairment on Purchases and Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”), prior to the liquidation of the interest only strip investment portfolio. Net realized capital losses were $12.1 million in the six months ended June 30, 2003, reflecting realized capital losses of $19.0 million, partially offset by $6.9 million of realized capital gains.

The Company has in its product portfolio a credit default swap, which it no longer offers. This product meets the definition of a derivative under FAS 133. There was no net derivative expense from this credit default transaction for the six months ended June 30, 2004 and 2003.

Other expense for the six months ended June 30, 2004 was $43.9 million compared to other income of $0.6 million for the six months ended June 30, 2003. This change was primarily due to a deferred gain on a retroactive reinsurance agreement with an unconsolidated affiliate.

Interest expense for the six months ended June 30, 2004 and 2003 was $33.8 million and $28.7 million, respectively. Interest expense for the six months ended June 30, 2004 included $19.5 million relating to the senior notes, $13.7 million relating to the junior subordinated debt securities and $0.7 million relating to borrowings under the revolving credit facility. Interest expense for the six months ended June 30, 2003 included $19.5 million relating to the senior notes, $8.5 million relating to the junior subordinated debt securities and $0.7 million relating to borrowings under the revolving credit facility.

Income Taxes.     The Company recognized income tax expense of $69.4 million in the six months ended June 30, 2004 compared to an income tax expense of $35.3 million in the six months ended June 30, 2003. The increase in taxes related principally to the impact of improved underwriting results, the impact of additional taxable net investment income and taxable realized capital gains. Additionally, in conjunction with the transfer of the Company’s UK branch to Bermuda Re there were various tax issues giving rise to net expenses and benefits which in the aggregate served to moderate the variability between years.

Net Income.     Net income was $167.1 million in the six months ended June 30, 2004 compared to net income of $115.5 million in the six months ended June 30, 2003, reflecting improved underwriting, investment income and realized capital gains results, partially offset by increased income taxes.

Market Sensitive Instruments.     The Securities and Exchange Commission’s Financial Reporting Release #48 requires registrants to clarify and expand upon the existing financial statement disclosure requirements for derivative financial instruments, derivative commodity instruments, and other financial instruments (collectively, “market sensitive instruments”). The Company does not generally enter into market sensitive instruments for trading purposes.

The Company’s current investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with its current and projected operating results, market conditions and the Company’s tax position. The fixed maturities in the investment portfolio are comprised of non-trading available for sale securities. Additionally, the Company invests in equity securities, which it believes will enhance the risk-adjusted total return of the investment portfolio. The Company has also engaged in a small number of credit default swaps.

The overall investment strategy considers the scope of present and anticipated Company operations. In particular, estimates of the financial impact resulting from non-investment asset and liability transactions, together with the Company’s capital structure and other factors, are used to develop a net liability analysis. This analysis includes estimated payout characteristics for which the investments of the Company provide liquidity. This analysis is considered in the development of specific investment strategies for asset allocation, duration, and credit quality. The change in overall market sensitive risk exposure principally reflects the asset changes that took place during the period.

The Company’s $6.7 billion investment portfolio is principally comprised of fixed maturity securities, which are subject to interest rate risk and foreign currency rate risk, and equity securities, which are subject to equity price risk. The impact of these risks in the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, due to change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $446.3 million of mortgage-backed securities in the $5,618.3 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on the fixed maturity portfolio as of June 30, 2004 based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

As of June 30, 2004
Interest Rate Shift in Basis Points

	-200	-100	0		100	200

Total Market Value	$6,995.5	$6,573.1	$6145	.5	$5,731.4	$5,352.0
Market Value Change from Base (%)	13.8%	7.0%	0.0%		-6.7%	-12.9%
Change in Unrealized Appreciation
After-tax from Base ($)	$552.5	$277.9	$--		$(269.2)	$(515.7)

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of the Company’s foreign operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, the Company prefers to maintain the capital of its foreign operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. The Company mitigates foreign exchange exposure by a general matching of the currency and duration of its assets to its corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52, the Company translates the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of June 30, 2004 there has been no material change in exposure to foreign exchange rates as compared to March 31, 2004.

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

As of June 30, 2004
Change in Equity Values in Percent

	-20%	-10%	0%	10%	20%

Market Value of the Equity Portfolio	$300.4	$338.0	$375.5	$413.1	$450.7

After-tax Change in Unrealized
Appreciation	$(48.8)	$(24.4)	$--	$24.4	$48.8

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

Part I — Item 3.

EVEREST REINSURANCE HOLDINGS, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Market Risk Instruments.     See "Market Sensitive Instruments" in Part I - Item 2.

Part I – Item 4.

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

EVEREST REINSURANCE HOLDINGS, INC.
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

b)     Reports on Form 8—K

         None

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

Dated: August 13, 2004