Form 10-Q
period 2004-09-30
EVEREST REINSURANCE HOLDINGS INC
filed 2004-11-15
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	Commission file number:
September 30, 2004	1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3263609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

YES X	NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

YES	NO X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at November 1, 2004

Common Shares, $.01 par value	1,000

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Index To Form 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	Page

Consolidated Balance Sheets at September 30, 2004 (unaudited)
and December 31, 2003	3

Consolidated Statements of Operations and Comprehensive Income
for the three and nine months ended September 30, 2004
and 2003 (unaudited)	4

Consolidated Statements of Changes in Stockholders’ Equity for the
three and nine months ended September 30, 2004 and 2003
(unaudited)	5

Consolidated Statements of Cash Flows for the three and nine
months ended September 30, 2004 and 2003 (unaudited)	6

Notes to Consolidated Interim Financial Statements (unaudited)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION	22

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	45

ITEM 4. CONTROLS AND PROCEDURES	46

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	47

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS
AND ISSUER PURCHASES OF EQUITY SECURITIES	47

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	47

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS	47

ITEM 5. OTHER INFORMATION	47

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	48

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except par value per share)	2004	2003

	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value
(amortized cost: 2004, $5,776,520; 2003, $5,649,269)	$6,020,878	$5,942,899
Equity securities, at market value (cost: 2004, $437,372; 2003, $146,407)	455,306	154,381
Short-term investments	427,596	113,186
Other invested assets (cost: 2004, $89,289; 2003, $59,183)	89,992	59,801
Cash	72,354	142,094

Total investments and cash	7,066,126	6,412,361
Accrued investment income	85,711	83,023
Premiums receivable	1,017,643	988,039
Reinsurance receivables - unaffiliated	1,199,522	1,245,891
Reinsurance receivables - affiliated	1,358,758	1,156,615
Funds held by reinsureds	139,710	142,775
Deferred acquisition costs	210,997	220,677
Prepaid reinsurance premiums	373,027	353,764
Deferred tax asset	230,304	159,758
Other assets	133,115	106,462

TOTAL ASSETS	$11,814,913	$10,869,365

LIABILITIES:
Reserve for losses and adjustment expenses	$6,681,791	$6,227,078
Unearned premium reserve	1,428,129	1,357,671
Funds held under reinsurance treaties	397,654	450,936
Losses in the course of payment	29,826	2,577
Contingent commissions	3,919	3,811
Other net payable to reinsurers	294,241	370,604
Current federal income taxes	51,071	40,945
8.5% Senior notes due 3/15/2005	249,949	249,874
8.75% Senior notes due 3/15/2010	199,317	199,245
Junior subordinated debt securities payable	546,393	216,496
Revolving credit agreement borrowings	70,000	70,000
Interest accrued on debt and borrowings	4,028	13,695
Other liabilities	180,581	119,569

Total liabilities	10,136,899	9,322,501

STOCKHOLDERS' EQUITY:
Common stock, par value: $0.01; 3000 shares authorized;
1,000 shares issued and outstanding (2004 and 2003)	-	-
Additional paid-in capital	271,104	263,290
Treasury shares, at cost; 0.5 million shares (2004 and 2003)	(22,950)	(22,950)
Accumulated other comprehensive income, net of deferred income
taxes of $98.6 million at 2004 and $112.2 million at 2003	183,073	208,305
Retained earnings	1,246,787	1,098,219

Total stockholders' equity	1,678,014	1,546,864

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,814,913	$10,869,365

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands)	2004	2003	2004	2003

	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$688,087	$776,895	$2,096,711	$1,974,187
Net investment income	81,227	70,619	242,381	211,010
Net realized capital gains (losses)	9,388	(11,843)	59,846	(23,922)
Other expense (income)	(30,378)	625	(74,313)	1,202

Total revenues	748,324	836,296	2,324,625	2,162,477

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	569,889	571,914	1,551,095	1,419,312
Commission, brokerage, taxes and fees	142,792	158,158	425,996	418,380
Other underwriting expenses	20,171	20,973	61,749	60,012
Interest expense on senior notes	9,737	9,733	29,209	29,197
Interest expense on junior subordinated debt	9,363	4,249	23,030	12,747
Interest expense on credit facility	339	327	997	1,035

Total claims and expenses	752,291	765,354	2,092,076	1,940,683

(LOSS) INCOME BEFORE TAXES	(3,967)	70,942	232,549	221,794

Income tax (benefit) expense	(11,666)	10,451	57,719	45,785

NET INCOME	$7,699	$60,491	$174,830	$176,009

Other comprehensive income (loss), net of tax	96,197	(74,279)	(25,232)	41,226

COMPREHENSIVE INCOME (LOSS)	$103,896	$(13,788)	$149,598	$217,235

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands, except share amounts)	2004	2003	2004	2003

	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Issued during the period	-	-	-	-

Balance, end of period	1,000	1,000	1,000	1,000

COMMON STOCK (par value):
Balance, beginning of period	$-	$-	$-	$-
Issued during the period	-	-	-	-

Balance, end of period	-	-	-	-

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period	271,014	259,711	263,290	259,508
Tax benefit from stock options exercised	44	1,606	7,678	1,809
Dividend from parent	46	-	136	-

Balance, end of period	271,104	261,317	271,104	261,317

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	86,876	253,662	208,305	138,156
Net increase (decrease) during the period	96,197	(74,280)	(25,232)	41,226

Balance, end of period	183,073	179,382	183,073	179,382

RETAINED EARNINGS:
Balance, beginning of period	1,239,088	1,007,252	1,098,219	891,734
Net income	7,699	60,491	174,830	176,009
Dividends paid	-	-	(26,262)	-

Balance, end of period	1,246,787	1,067,743	1,246,787	1,067,743

TREASURY SHARES AT COST:
Balance, beginning of period	(22,950)	(22,950)	(22,950)	(22,950)
Treasury shares acquired during the period	-	-	-	-

Balance, end of period	(22,950)	(22,950)	(22,950)	(22,950)

TOTAL STOCKHOLDERS' EQUITY, END OF PERIOD	$1,678,014	$1,485,492	$1,678,014	$1,485,492

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands)	2004	2003	2004	2003

	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,699	$60,491	$174,830	$176,009
Adjustments to reconcile net income to net cash provided by
operating activities, net of effects from the sale of subsidiary:
Decrease (increase) in premiums receivable	5,552	(60,278)	(115,740)	(249,742)
(Increase) decrease in funds held by reinsureds, net	(24,056)	(646)	(61,756)	15,836
Increase in reinsurance receivables	(20,133)	(134,764)	(161,586)	(306,787)
Increase in deferred tax asset	(37,780)	(6,906)	(56,956)	(17,819)
Increase in reserve for losses and loss adjustment expenses	427,235	374,912	928,464	780,262
Increase in unearned premiums	10,988	117,403	164,021	435,631
Decrease in other assets and liabilities	(126,674)	(35,154)	(41,769)	(82,211)
Amortization of bond premium/accrual of bond discount	(971)	(1,050)	(137)	(5,456)
Amortization of underwriting discount on senior notes	50	46	147	135
Realized capital (gains) losses	(9,388)	11,843	(59,846)	23,922

Net cash provided by operating activities	232,522	325,897	769,672	769,780

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale	92,879	182,695	299,862	451,886
Proceeds from fixed maturities sold - available for sale	25,042	88,168	604,280	402,181
Proceeds from equity securities sold	10,000	7,759	17,995	8,056
Proceeds from other invested assets sold	80	3	517	244
Cost of fixed maturities acquired - available for sale	(349,841)	(577,342)	(1,455,444)	(1,624,881)
Cost of equity securities acquired	(93,094)	(6,095)	(302,786)	(10,254)
Cost of other invested assets acquired	(2,243)	(5,197)	(9,108)	(6,757)
Net sales (purchases) of short-term securities	100,140	(36,318)	(314,387)	(63,580)
Net increase (decrease) in unsettled securities transactions	7,385	45,147	(12,007)	65,742
Proceeds from sale of subsidiary, net of cash disposed	-	-	(2,744)	-

Net cash used in investing activities	(209,652)	(301,180)	(1,173,822)	(777,363)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from stock options exercised	44	1,606	7,678	1,809
Dividend from parent	46	-	136	-
Proceeds from junior subordinated notes	-	-	329,897	-

Net cash provided by financing activities	90	1,606	337,711	1,809

EFFECT OF EXCHANGE RATE CHANGES ON CASH	206	(7,231)	(3,301)	1,899

Net increase (decrease) in cash	23,166	19,092	(69,740)	(3,875)

Cash, beginning of period	49,188	93,876	142,094	116,843

Cash, end of period	$72,354	$112,968	$72,354	$112,968

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
Income taxes paid, net	$41,667	$818	$97,263	$46,856
Interest paid	$29,072	$23,859	$62,756	$52,495
Non-cash financing transaction:
Non-cash dividend to parent	$-	$-	$26,262	$-

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2004 and 2003

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

The consolidated financial statements of the Company for the three and nine months ended September 30, 2004 and 2003 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. The results for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2003, 2002 and 2001 included in the Company’s most recent Form 10-K filing.

2. New Accounting Pronouncements

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
(continued)

For the Three and Nine Months Ended September 30, 2004 and 2003

The impact of the deconsolidation effectively substituted Holdings’ junior subordinated debt securities, which are held by Capital Trust and Capital Trust II, for the trust preferred securities previously reported.

In March 2004, the Emerging Issue Task Force (“EITF”) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This issue establishes guidance for determining whether to record impairment losses associated with investments in certain equity and debt securities. The application of this issue was required for reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB issued a final FASB Staff Position EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF Issue 03-1. The Company is unable to predict the impact on other-than-temporary impairments until the guidance is finalized. Currently, the Company continues to apply Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”) and the Securities and Exchange Commission (“SEC”)‘s Staff Accounting Bulletin Topic 5:M, “Other Than Temporary Impairment Of Certain Investments In Debt And Equity Securities,” and believes that unrealized losses in its investment portfolio are temporary in nature.

3. Capital Transactions

Group has a shelf registration statement on Form S-3 on file with the SEC, which was declared effective by the SEC on December 22, 2003, that provides for the issuance of up to $975.0 million of securities. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Capital Trust II and Everest Re Capital Trust III (“Capital Trust III”) are authorized to issue trust preferred securities. The following securities have been issued pursuant to that registration statement, which at October 7, 2004 has a remaining balance of $405.0 million.

o	On March 29, 2004, Capital Trust II, an unconsolidated affiliate, issued trust preferred securities resulting in a takedown from the shelf registration statement of $320 million. In conjunction with the issuance of Capital Trust II’s trust preferred securities, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Capital Trust II. Part of the proceeds from the junior subordinated debt securities issuance was used for capital contributions to Holdings’ operating subsidiaries.

o	On October 6, 2004, the Company completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 6, 2014, pursuant to its currently effective shelf registration statement. The net proceeds will be utilized to retire existing debt of the Company, which is coming due in March 2005, and for other general corporate purposes.

On July 30, 2002, Group filed a shelf registration statement on Form S-3 with the SEC, providing for the issuance of up to $475.0 million of securities. Generally, under this shelf registration statement, Group was authorized to issue common shares, preferred shares, debt securities,

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2004 and 2003

warrants and hybrid securities, Holdings was authorized to issue debt securities and Capital Trust was authorized to issue trust preferred securities. This shelf registration statement became effective on September 26, 2002 and was effectively exhausted with the April 23, 2003 transaction described below. The following securities were issued pursuant to that registration statement.

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
(continued)

For the Three and Nine Months Ended September 30, 2004 and 2003

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

In connection with the Company’s acquisition of Mt. McKinley Insurance Company (“Mt. McKinley”), which has significant exposure to A&E claims, Prudential Property and Casualty Insurance Company (“Prupac”), a subsidiary of The Prudential Insurance Company of America (“The Prudential”), provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley’s reserves as of September 19, 2000 and The Prudential guaranteed Prupac’s obligations to Mt. McKinley. Cessions under this reinsurance agreement exhausted the limit available under the contract at December 31, 2003.

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

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2004 and 2003

The following table shows the development of prior year A&E reserves on both a gross and net of retrocessional basis for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2004	2003	2004	2003

Gross basis:
Beginning of period reserves	$829,899	$646,159	$765,257	$667,922
Incurred losses	20,000	56,323	139,300	73,996
Paid losses	(31,645)	(9,702)	(86,303)	(49,138)

End of period reserves	$818,254	$692,780	$818,254	$692,780

Net basis:
Beginning of period reserves	$303,983	$237,529	$262,990	$243,157
Incurred losses	1,232	5,154	8,394	13,620
Paid losses	3,556	11,839	37,387	(2,255)

End of period reserves	$308,771	$254,522	$308,771	$254,522

At September 30, 2004, the gross reserves for A&E losses were comprised of $146.9 million representing case reserves reported by ceding companies, $141.3 million representing additional case reserves established by the Company on assumed reinsurance claims, $326.8 million representing case reserves established by the Company on direct insurance claims including Mt. McKinley, and $203.3 million representing incurred but not reported reserves (“IBNR”).

Mt. McKinley is a reinsurer of Everest Re. Under a series of transactions dating to 1986, Mt. McKinley reinsured several components of Everest Re’s business. In particular, Mt. McKinley provided stop loss protection, in connection with the Company’s October 5, 1995 initial public offering, for any adverse loss development on Everest Re’s June 30, 1995 (December 31, 1994 for catastrophe losses) reserves, with $375.0 million in limits, of which $41.6 remains available (the “Stop Loss Agreement”). The Stop Loss Agreement and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the Company’s acquisition of Mt. McKinley. However, these contracts became transactions with affiliates effective on the date of the Mt. McKinley acquisition. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm’s-length consideration, all of its net reinsurance exposures and reserves to Bermuda Re.

The Company does not believe that there are any other material pending legal proceedings to which it or any of its subsidiaries is a party or of which any of their properties are the subject.

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
(continued)

For the Three and Nine Months Ended September 30, 2004 and 2003

enforce alleged rights. Such disputes are resolved through formal and informal means, including litigation and arbitration.

In all such matters, the Company believes that its positions are legally and commercially reasonable. The Company also regularly evaluates those positions, and, where appropriate, establishes or adjusts insurance reserves to reflect its evaluation. The Company’s aggregate reserves take into account the possibility that the Company may not ultimately prevail in each and every disputed matter. The Company believes its aggregate reserves reduce the potential that an adverse resolution of one or more of these matters, at any point in time, would have a material impact on the Company’s financial condition or results of operations. However, there can be no assurances that adverse resolutions of such matters in any one period or in the aggregate will not result in a material adverse effect on the Company’s results of operations.

In 1993 and prior, the Company had a business arrangement with The Prudential wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at September 30, 2004 was $155.0 million.

Prior to its 1995 initial public offering, the Company had purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at September 30, 2004 was $17.0 million.

5. Other Comprehensive Income

The following table presents the components of other comprehensive income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2004	2003	2004	2003

Net unrealized appreciation
(depreciation) of investments,
net of deferred income taxes	$91,604	$(69,979)	$(25,500)	$31,168
Currency translation
adjustments, net of deferred
income taxes	4,593	(4,301)	268	10,058

Other comprehensive income
(loss), net of deferred income
taxes	$96,197	$(74,280)	$(25,232)	$41,226

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2004 and 2003

6. Letters of Credit

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments. Under these arrangements, at September 30, 2004 and December 31, 2003, letters of credit in an aggregate amount of $0.0 million and $104.3 million, respectively, were issued and outstanding, generally supporting reinsurance provided by the Company’s non-U.S. operations. Effective January 1, 2004, Everest Re sold its United Kingdom branch to Bermuda Re, a Bermuda insurance company and direct subsidiary of Group. The outstanding letters of credit supporting reinsurance provided by the London branch were transferred to Bermuda Re as part of the sale transaction.

7. Trust Agreements

A subsidiary of the Company, Everest Re has established a trust agreement as security for assumed losses payable of a non-affiliated ceding company, which effectively uses Company investments as collateral. At September 30, 2004, the total amount on deposit in the trust account was $18.6 million.

8. Senior Notes

On March 14, 2000, the Company completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005.

Interest expense incurred in connection with these senior notes was $9.7 million for each of the three months ended September 30, 2004 and 2003 and $29.2 million for each of the nine months ended September 30, 2004 and 2003.

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

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2004 and 2003

Interest expense incurred in connection with these junior subordinated notes was $9.4 million and $4.2 million for the three months ended September 30, 2004 and 2003, respectively, and $23.0 million and $12.7 million for the nine months ended September 30, 2004 and 2003, respectively.

Capital Trust and Capital Trust II are wholly owned finance subsidiaries of Holdings.

The Company considers that the mechanisms and obligations relating to the trust preferred securities, taken together, constitute a full and unconditional guarantee by the Company of Capital Trust and Capital Trust II’s payment obligations with respect to their respective trust preferred securities.

There are certain regulatory and contractual restrictions on the ability of Holdings’ operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances. The insurance laws of the State of Delaware, where Holdings’ direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds. In addition, the terms of the Credit Facility (discussed below) require Everest Re, Holdings’ principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year. At December 31, 2003, $1,561.1 million of the $2,264.0 million in net assets of Holdings’ consolidated subsidiaries were subject to the foregoing regulatory restrictions.

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

The Credit Facility requires the Company to maintain a debt to capital ratio of not greater than 0.35 to 1 and a minimum interest coverage ratio of 2.5 to 1 and requires Everest Re to maintain its statutory surplus at $1.0 billion plus 25% of aggregate net income and capital contributions earned or received after January 1, 2003. As of September 30, 2004, the Company was in compliance with these covenants.

During the three and nine months ended September 30, 2004 and 2003, respectively, the Company made no payments on and had no additional borrowings under the Credit Facility. As of September 30, 2004 and December 31, 2003, the Company had outstanding Credit Facility borrowings of $70.0 million.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2004 and 2003

Interest expense incurred in connection with these borrowings was $0.3 million for each of the three months ended September 30, 2004 and 2003 and $1.0 million for each of the nine months ended September 30, 2004 and 2003.

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

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments based upon their underwriting gain (loss) or underwriting results. Underwriting results include earned premium less losses and loss adjustment expenses (“LAE”) incurred, commission and brokerage expenses and other underwriting expenses. The Company utilizes inter-affiliate reinsurance, but such reinsurance generally does not impact segment results, as business is generally reported within the segment in which the business was first produced.

The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

Effective January 1, 2004, Everest Re sold the net assets of its United Kingdom branch to Bermuda Re, a Bermuda insurance company and direct subsidiary of Group, for $77.0 million. In connection with the sale, Everest Re provided Bermuda Re with a reserve indemnity agreement providing for indemnity payments of up to 90% of £25 million in the event December 31, 2002 loss and LAE reserves develop adversely. The impact on the financial statements for the nine months ended September 30, 2004 was a dividend to Group of $26.3 million as net assets sold exceeded the purchase price, an underwriting gain of $10.9 million due to the sale related transactions of the 2003 and 2002 whole account quota shares with Bermuda Re (discussed in Note 14) and an increase in the current period incurred losses of $36.8 million relating to liability under the reserve indemnity agreement with Bermuda Re. Business for the UK branch was previously reported as part of the Company’s International segment.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2004 and 2003

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2004	2003	2004	2003

Gross written premiums	$362,129	$533,497	$1,048,879	$1,259,026
Net written premiums	287,779	412,614	823,368	951,193

Premiums earned	$266,611	$336,747	$811,794	$786,943
Incurred losses and loss
adjustment expenses	267,820	266,010	649,921	597,590
Commission and brokerage	60,645	80,828	195,400	188,385
Other underwriting expenses	4,655	4,935	16,326	15,341

Underwriting loss	$(66,509)	$(15,026)	$(49,853)	$(14,373)

U.S. Insurance

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2004	2003	2004	2003

Gross written premiums	$253,245	$221,604	$918,470	$808,297
Net written premiums	167,826	135,145	635,963	563,565

Premiums earned	$192,965	$173,680	$546,624	$505,448
Incurred losses and loss
adjustment expenses	128,676	131,843	397,843	368,927
Commission and brokerage	24,118	21,152	52,098	81,221
Other underwriting expenses	11,153	9,231	32,467	25,714

Underwriting gain	$29,018	$11,454	$64,216	$29,586

Specialty Underwriting

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2004	2003	2004	2003

Gross written premiums	$127,975	$124,090	$352,565	$393,762
Net written premiums	95,431	94,316	273,476	301,388

Premiums earned	$93,070	$91,688	$270,428	$295,538
Incurred losses and loss
adjustment expenses	71,574	58,649	177,481	202,747
Commission and brokerage	26,224	23,427	72,613	78,128
Other underwriting expenses	1,386	1,473	4,841	4,392

Underwriting (loss) gain	$(6,114)	$8,139	$15,493	$10,271

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2004 and 2003

International

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2004	2003	2004	2003

Gross written premiums	$204,084	$275,798	$512,337	$645,462
Net written premiums	143,194	198,598	366,283	431,927

Premiums earned	$135,441	$174,780	$349,050	$386,258
Incurred losses and loss
adjustment expenses	101,819	115,410	212,103	250,048
Commission and brokerage	31,805	32,751	74,923	70,646
Other underwriting expenses	2,530	4,221	8,000	11,491

Underwriting (loss) gain	$(713)	$22,398	$54,024	$54,073

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2004	2003	2004	2003

Underwriting (loss) gain from segments	$(44,318)	$26,965	$83,880	$79,557
UK branch sale and related
transactions	-	-	(25,894)	-

Underwriting (loss) gain	(44,318)	26,965	57,986	79,557
Net investment income	81,227	70,619	242,381	211,010
Net realized capital gains (losses)	9,388	(11,843)	59,846	(23,922)
Corporate expense	(447)	(1,115)	(115)	(3,074)
Interest expense	(19,439)	(14,309)	(53,236)	(42,979)
Other (expense) income	(30,378)	625	(74,313)	1,202

(Loss) income before taxes	$(3,967)	$70,942	$232,549	$221,794

The comparability of the International segment underwriting results has been impacted by the sale of the UK branch from Everest Re to Bermuda Re. In order to provide comparability, the 2003 results for the International segment need to be adjusted to exclude the UK branch activity. Effectively, these adjustments remove the UK branch from 2003 in the International segment underwriting results allowing for the comparability of the results period over period.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2004 and 2003

The following table reflects the underwriting results for the International segment as reported for the three and nine months ended September 30, 2004 and proforma for the three and nine months ended September 30, 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	International	International	International	International
	Segment	Segment	Segment	Segment
	2004	2003	2004	2003
(Dollars in thousands)	As Reported	Proforma	As Reported	Proforma
Gross written premiums	$204,084	$135,520	$512,337	$325,662
Ceded written premiums	(60,890)	(48,132)	(146,054)	(131,875)

Net written premiums	$143,194	$87,388	$366,283	$193,787

Premiums earned	$135,441	$82,093	$349,050	$183,050
Incurred losses and loss adjustment
expenses	101,819	47,780	212,103	106,275
Commission, brokerage, taxes and fees	31,805	17,537	74,923	35,319
Other underwriting expenses	2,530	2,233	8,000	6,906

Underwriting (loss) gain	$(713)	$14,543	$54,024	$34,550

The Company produces foreign business in its U.S. and international operations. The net income and assets of the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. Other than the U.S., no other country represented more than 5% of the Company’s revenues.

12. Derivatives

The Company has remaining in its product portfolio a credit default swap, which it no longer offers. This product meets the definition of a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The Company’s position in this contract is unhedged and is accounted for as a derivative in accordance with FAS 133. Accordingly, this contract is carried at fair value and is recorded in “Other liabilities” in the balance sheet and changes in fair value are recorded in the statement of operations and comprehensive income.

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
(continued)

For the Three and Nine Months Ended September 30, 2004 and 2003

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

The Company accounted for its investment in interest only strips in accordance with Emerging Issues Task Force No. 99-20, “Recognition of Interest Income and Impairment on Purchases and Beneficial Interests in Securitized Financial Assets”(“EITF 99-20”). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities, including agency interest only strips, whether purchased or retained in securitization, as well as the rules for determining when these securities must be written down to fair value because of impairment. EITF 99-20 requires decreases in the valuation of residual interests in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings, rather than an unrealized loss in stockholders’ equity, when any portion of the decline in fair value is attributable to, as defined by EITF 99-20, an impairment loss. This portfolio was liquidated during the second quarter of 2004 and as such there were no impairments recorded for the three months ended September 30, 2004. The Company recorded realized capital losses due to impairments of $28.5 million, net of income tax benefit of $15.4 million for the nine months ended September 30, 2004 and $13.7 million, net of income tax benefit of $7.4 million for the nine months ended September 30, 2003. As a result of liquidating the interest only strip investment portfolio during the second quarter of 2004, the Company recognized pre-tax realized gains of $77.6 million.

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

The Company engages in reinsurance transactions with Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”) under which business is ceded for what management believes to be arm’s length consideration. These transactions include:

o	Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred all of its net insurance exposures and reserves to Bermuda Re.

o	Effective October 1, 2001, Everest Re and Bermuda Re entered into a loss portfolio reinsurance agreement, whereby Everest Re transferred all of its Belgium branch net insurance exposures and reserves to Bermuda Re and subsequently closed its Belgium branch.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2004 and 2003

o	For premiums earned and losses incurred for the period January 1, 2002 through December 31, 2002, Everest Re, Everest National Insurance Company and Everest Security Insurance Company entered into an Excess of Loss Reinsurance Agreement with Bermuda Re, covering workers’ compensation losses occurring on and after January 1, 2002, as respects new, renewal and in force policies effective on that date through December 31, 2002. Bermuda Re is liable for any loss exceeding $100,000 per occurrence, with its liability not to exceed $150,000 per occurrence.

o	Effective January 1, 2002 for the 2002 underwriting year, Everest Re ceded 20% of its net retained liability to Bermuda Re through a quota share reinsurance agreement (“whole account quota share”).

o	Effective January 1, 2003, Everest Re and Bermuda Re amended the whole account quota share, through which Everest Re previously ceded 20% of its business to Bermuda Re so that effective January 1, 2003 Everest Re ceded 25% to Bermuda Re of the net retained liability on all new and renewal policies underwritten during the term of this agreement.

o	Effective January 1, 2003 and continuing through March 2004, Everest Re has a quota share reinsurance agreement with Bermuda Re, whereby Everest Re’s Canadian branch cedes to Bermuda Re 50% of its net retained liability on all new and renewal property business.

o	Effective January 1, 2004, Everest Re and Bermuda Re amended the whole account quota share through which Everest Re previously ceded 25% of its business to Bermuda Re so that effective January 1, 2004 Everest Re will cede 22.5% to Bermuda Re and 2.5% to Everest International of the net retained liability on all new and renewal covered business written during the term of this agreement.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2004 and 2003

The following table summarizes the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, for the periods indicated:

Bermuda Re

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands)	2004	2003	2004	2003

Ceded written premiums	$198,859	$269,487	$439,052	$704,579
Ceded earned premiums	198,847	218,663	426,054	561,902
Ceded losses and LAE (a)	231,680	140,868	414,262	361,083

Everest International

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands)	2004	2003	2004	2003

Ceded written premiums	$18,867	$–	$38,054	$–
Ceded earned premiums	13,120	–	23,009	–
Ceded losses and LAE	13,713	–	19,358	–

(a) Ceded losses and LAE relates to the Mt. McKinley loss portfolio transfer and constitute losses ceded under retroactive reinsurance and therefore, in accordance with FAS 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” a deferred gain on retroactive reinsurance is reflected in other expense on the consolidated statements of operations.

Effective January 1, 2004, Everest Re sold the net assets of its UK branch to Bermuda Re. In connection with the sale, Everest Re provided Bermuda Re with a reserve indemnity agreement allowing for indemnity payments of up to 90% of £25.0 million in the event December 31, 2002 losses and LAE reserves develop adversely. The amount included in incurred losses and LAE for the nine months ended September 30, 2004 was $36.8 million.

15. Subsequent Events

On October 6, 2004, the Company completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 6, 2014, pursuant to its currently effective shelf registration statement, leaving a remaining balance on the registration statement of $405 million. The net proceeds will be utilized to retire existing debt of the Company, which is coming due in March 2005, and for other general corporate purposes.

Part I — Item 2.

EVEREST REINSURANCE HOLDINGS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

Industry Conditions

The worldwide reinsurance and insurance businesses are highly competitive yet cyclical by product and market. Competition with respect to the types of reinsurance and insurance business in which the Company is engaged is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer by A.M. Best Company and/or Standard & Poor’s (“S&P”) Rating Services, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. The Company competes in the U.S. and international reinsurance and insurance markets with numerous international and domestic reinsurance and insurance companies. The Company’s competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s. Some of these competitors have greater financial resources than the Company and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the potential for securitization of reinsurance and insurance risks through capital markets provides an additional source of potential reinsurance and insurance capacity and competition.

Thus far in 2004, the favorable market conditions, which developed during 2000 through 2003, have generally begun to weaken. There are signs that pricing for most property classes has declined modestly and that pricing for most casualty classes has started to soften. Competition is increasing despite the fact that the industry generally still remains exposed to fundamental issues that negatively impacted its aggregate capacity in 2002 and 2003, including weak investment market conditions and adverse loss emergence. Both of these tend to depress the industry’s aggregate financial performance and perceptions of financial strength of industry participants. It is unclear whether the property catastrophe losses experienced by the industry in the three months ended September 30, 2004 will reverse, stop or even moderate the current year’s trends, particularly as respects property classes.

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

The Company has been somewhat disappointed by industry developments thus far in 2004, which have generally operated to modestly weaken pricing. The Company cannot predict with any reasonable certainty whether and to what extent these trends or conditions will persist and in particular whether the property catastrophe losses experienced by the industry in the three months ended September 30, 2004 will lessen competitive pressures, particularly for the property classes of business. Notwithstanding these catastrophe losses, changes in the Lloyd’s market and the potential reemergence of a market share orientation among some industry participants, combined with improving and in some cases strong financial results, continue to contribute to uncertainty about the prospective level of competitive pressures.

Financial Summary

The Company’s management monitors and evaluates overall Company performance based upon financial results. The following table displays a summary of the consolidated net income for the periods indicated:

Consolidated Net Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands)	2004	2003	2004	2003

Gross written premiums	$947,433	$1,154,989	$2,832,251	$3,106,547
Net written premiums	694,230	840,673	2,238,841	2,248,073

REVENUES:
Premiums earned	$688,087	$776,895	$2,096,711	1,974,187
Net investment income	81,227	70,619	242,381	211,010
Net realized capital gains (losses)	9,388	(11,843)	59,846	(23,922)
Other (expense) income	(30,378)	625	(74,313)	1,202

Total revenues	748,324	836,296	2,324,625	2,162,477

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	569,889	571,914	1,551,095	1,419,312
Commission, brokerage, taxes and fees	142,792	158,158	425,996	418,380
Other underwriting expenses	20,171	20,973	61,749	60,012
Interest expense	19,439	14,309	53,236	42,979

Total claims and expenses	752,291	765,354	2,092,076	1,940,683

(LOSS) INCOME BEFORE TAXES	(3,967)	70,942	232,549	221,794
Income tax (benefit) expense	(11,666)	10,451	57,719	45,785

NET INCOME	$7,699	$60,491	$174,830	$176,009

Underwriting gain (loss) or underwriting results is a non-GAAP standard measure of performance used with related ratio analysis by the Company to evaluate financial performance of its reinsurance operations and is considered an important measure of profitability by analysts and investors in the insurance industry. Underwriting gain (loss) is calculated as premiums earned less incurred losses and loss adjustment expenses (“LAE”); commission, brokerage, taxes and fees; and non-corporate other underwriting expenses. The following tables provide reconciliations from net income to underwriting results and total underwriting results by segment for the periods indicated:

Underwriting Results
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands)	2004	2003	2004	2003

Net income (from table above)	$7,699	$60,491	$174,830	$176,009
Net investment income	(81,227)	(70,619)	(242,381)	(211,010)
Net realized capital (gains) losses	(9,388)	11,843	(59,846)	23,922
Other expense (income)	30,378	(625)	74,313	(1,202)
Corporate expense	447	1,115	115	3,074
Interest expense	19,439	14,309	53,236	42,979
Income tax (benefit) expense	(11,666)	10,451	57,719	45,785

Underwriting (loss) gain	(44,318)	26,965	57,986	79,557
UK branch sale and related transactions	-	-	25,894	-

Underwriting (loss) gain from segments	$(44,318)	$26,965	$83,880	$79,557

Loss ratio	82.8%	73.6%	74.0%	71.9%
Commission and expense ratio	20.8	20.4	20.3	21.2
Other underwriting expense ratio	2.9	2.7	2.9	3.0

Combined ratio	106.5%	96.7%	97.2%	96.1%

Underwriting Results By Segment
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands)	2004	2003	2004	2003

U.S. Reinsurance	$(66,509)	$(15,026)	$(49,853)	$(14,373)
U.S. Insurance	29,018	11,454	64,216	29,586
Specialty Underwriting	(6,114)	8,139	15,493	10,271
International	(713)	22,398	54,024	54,073

Underwriting (loss) gain	$(44,318)	$26,965	$83,880	$79,557

The comparability of the above financial results has been impacted by the sale of the UK branch from Everest Re to Bermuda Re and the associated Everest Re and Bermuda Re reserve indemnity agreement, as well as sale related adjustments to the 2003 and 2002 quota share cessions. In order to provide comparability of the financial results between the years, the 2003 results need to be adjusted to exclude the UK branch activity. For the three months ended September 30, 2003, gross written premiums, net written premiums, premiums earned, incurred losses and LAE and underwriting expenses would decrease by $140.3 million, $111.2 million, $92.7 million, $67.6 million and $17.2 million, respectively, resulting in a net decrease in underwriting gain of $7.9 million. For the nine months ended September 30, 2003, gross written premiums, net written premiums, premiums earned, incurred losses and LAE and underwriting expenses would decrease by $319.8 million, $238.1 million, $203.2 million, $143.8 million and $39.9 million, respectively, resulting in a net decrease in underwriting gain of $19.5 million. Effectively, these adjustments remove the UK branch from the three and nine month 2003 underwriting results.

The following tables reflect the reconciliation from reported to proforma segment underwriting results for the periods indicated:

	Three Months Ended September 30, 2003

		UK Branch
(Dollars in thousands)	As Reported	Adjustment	Proforma
Gross written premiums	$1,154,989	$(140,278)	$1,014,711
Ceded written premiums	314,316	(29,068)	285,248

Net written premiums	$840,673	$(111,210)	$729,463

Premiums earned	$776,895	$(92,687)	$684,208
Incurred losses and loss adjustment expenses	571,914	(67,630)	504,284
Commission, brokerage, taxes and fees	158,158	(15,214)	142,944
Other underwriting expense	19,858	(1,988)	17,870

Underwriting gain from segments	$26,965	$(7,855)	$19,110

Loss ratio	73.6%		73.7%
Commission ratio	20.4		20.9
Other underwriting expense ratio	2.5		2.6

Combined ratio	96.5%		97.2%

	Nine Months Ended September 30, 2003

		UK Branch
(Dollars in thousands)	As Reported	Adjustment	Proforma
Gross written premiums	$3,106,547	$(319,800)	$2,786,747
Ceded written premiums	858,474	(81,660)	776,814

Net written premiums	$2,248,073	$(238,140)	$2,009,933

Premiums earned	$1,974,187	$(203,208)	$1,770,979
Incurred losses and loss adjustment expenses	1,419,312	(143,773)	1,275,539
Commission, brokerage, taxes and fees	418,380	(35,327)	383,053
Other underwriting expense	56,938	(4,585)	52,353

Underwriting gain from segments	$79,557	$(19,523)	$60,034

Loss ratio	71.9%		72.0%
Commission ratio	21.2		21.6
Other underwriting expense ratio	2.9		3.0

Combined ratio	96.0%		96.6%

Additionally, in order to provide comparability of the financial results between the years, the 2004 results need to be adjusted to exclude the one-time effects associated with the branch sale wherein ceded written premiums would increase by $139.8 million, net written premiums would decrease by $139.8 million and premiums earned, incurred losses and LAE and underwriting expenses would decrease by $118.8 million, $113.7 million and $31.0 million, respectively, resulting in a net increase in underwriting gain of $25.9 million. This adjusts the nine months ended September 30, 2004 underwriting results to exclude the one-time effects related to the sale.

The following table reflects the reconciliation from reported to proforma segment underwriting results for the period indicated:

	Nine Months Ended September 30, 2004

		UK Branch
(Dollars in thousands)	As Reported	Adjustment	Proforma
Gross written premiums	$2,832,251	$–	$2,832,251
Ceded written premiums	593,410	139,751	733,161

Net written premiums	$2,238,841	$(139,751)	$2,099,090

Premiums earned	$2,096,711	$(118,815)	$1,977,896
Incurred losses and loss adjustment expenses	1,551,095	(113,747)	1,437,348
Commission, brokerage, taxes and fees	425,996	(30,962)	395,034
Other underwriting expense	61,634	-	61,634

Underwriting gain	$57,986	$25,894	$83,880

Loss ratio	74.0%		72.7%
Commission ratio	20.3		20.0
Other underwriting expense ratio	2.9		3.1

Combined ratio	97.2%		95.8%

In the remainder of this Financial Summary section and the following Segment Information section, all analyses relate to the comparable proforma information, except where indicated.

As indicated in the preceding “Industry Conditions” section, the reinsurance and insurance industry generally experienced favorable market conditions from 2001 through 2003. These favorable market conditions, coupled with the Company’s financial strength, strategic positioning and market and underwriting expertise, enabled the Company to increase its volume of business significantly over this period. With the change in trend established thus far in 2004 and with little clarity regarding the impact of third quarter property catastrophe losses on prospective market conditions, the Company continued to adapt its operations to slow its rate of growth and even decrease writings for some classes of business and reemphasize its focus on profitability as opposed to volume. For the three months ended September 30, 2004, gross written premiums were $947.4 million, a decrease of 6.6% from the same period of 2003. On a year to date basis, gross written premiums increased to $2,832.3 million, an increase of 1.6% over 2003. In contrast, gross written premiums had increased 55.8% during fiscal year 2003 in comparison with 2002.

In June 2004, the Company received notification of termination with respect to its contract with an insurance agency that produced the majority of its California workers’ compensation business. Under the terms of the contract, the agency continued to produce business exclusively for the Company through October 15, 2004. The business produced under this relationship will continue in force through the policy expiration dates or cancellation. In 2003, under this contract, the agency produced approximately 14% of the Company’s full year gross written premium. However, in 2004, this percentage has been expected to decline due to increasing competition and a de-emphasis of this distribution channel. The Company does not believe that the termination of this contract will have a material adverse effect on future Company operations.

Due to the nature of its businesses, the Company is unable to precisely differentiate between the effects of price changes as compared to the effects of changes in exposure. Similarly, because individual reinsurance arrangements often reflect revised coverages, structuring, pricing, terms and/or conditions from period to period, the Company is unable to differentiate between the premium volumes attributable to new business as compared to renewal business. Management believes, however, that, on balance, the Company’s growth is reasonably balanced between growth in exposures underwritten and increased pricing and/or improved terms and conditions. Management believes further that market conditions, although changing, remain generally more favorable for casualty business classes than for property business classes; however, management notes that it continues to see business opportunities in most product classes and markets. Although premium volumes on a year to date basis have increased, the Company continues to decline business that does not meet its objectives regarding underwriting profitability.

Net written premiums, comprised of gross written premiums less ceded premiums, were $694.2 million for the three months ended September 30, 2004 a decrease of 4.8% compared to 2003. On a year to date basis, net written premiums were $2,099.1 million, an increase of 4.4% compared to 2003. These reflect premiums ceded of $253.2 million (26.7% of gross written premiums) and $285.2 million (28.1% of gross written premiums) for the three months ended September 30, 2004 and 2003, respectively, and $733.2 million (25.9% of gross written premiums) and $776.8 million (27.9% of gross written premiums) for the nine months ended September 30, 2004 and 2003, respectively. The majority of cessions in both periods continue to relate to the quota share reinsurance between Everest Re and Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”).

Premiums earned were $688.1 million for the three months ended September 30, 2004, an increase of 0.6% compared to 2003. On a year to date basis, premiums earned were $1,977.9 million, an increase of 11.7% compared to 2003. These increases reflect period to period changes in net written premiums and business mix together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts.

Incurred losses and LAE were $569.9 million for the three months ended September 30, 2004, an increase of 13.0% compared to 2003. On a year to date basis, incurred losses and LAE were $1,437.3 million, an increase of 12.7% compared to 2003. The major contributing factor for these increases was the increase in incurred losses and LAE due to the third quarter property catastrophe events, particularly hurricanes Charley, Frances, Ivan and Jeanne, of $183.0 million for the three months ended September 30, 2004. Other factors including the level of incurred losses and LAE related to changes in volume as measured by earned premium and the effect of changes in prior period loss reserve estimates, also contributed. Incurred losses and LAE were impacted by net favorable prior period reserve adjustments of $19.9 million for the three months ended September 30, 2004 and adverse development of $1.6 million for the nine months ended September 30, 2004. Reductions in the reserves related to the World Trade Center events was the primary factor. Incurred losses and LAE were impacted by adverse development of $48.2 million and $115.9 million for the three and nine months ended September 30, 2003, respectively, principally related to adverse developments on the Company’s casualty and asbestos exposures.

Commission, brokerage and tax expense decreased $0.2 million or 0.1% for the three months ended September 30, 2004 and increased $12.0 million or 3.1% for the nine months ended September 30, 2004. The 0.1% decrease for the three months ended September 30, 2004 compared to September 30, 2003 primarily reflects changes in the mix of business and commission rates. The 3.1% increase for the nine months ended September 30, 2004 compared to September 30, 2003 is generally the result of the increasing premium volume. Other underwriting expenses also increased due to the increase in business for the nine months ended September 30, 2004 compared to September 30, 2003.

Net investment income increased to $81.2 million, an increase of 15.0%, from $70.6 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003, and to $242.4 million, an increase of 14.9%, from $211.0 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Net investment income for the three and nine months ended, September 30, 2004 included a $5.4 million and $29.7 million increase, respectively, arising from an atypical increase in the value of one of the Company’s limited partnership investments. Excluding this increase, the net investment income increase generally reflected growth in the Company’s cash and invested assets coupled with a generally variable and lower interest rate environment.

The Company’s cash flow from operations was $232.5 million, a decrease of 28.7% from $325.9 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 and to $769.7 million, a slight decrease from $769.8 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Coupled with the issuance of junior subordinated debt securities, this contributed to the growth in the Company’s total investments and cash to $7,066.1 million as of September 30, 2004 from $6,412.4 million at December 31, 2003.

Net realized capital gains were $9.4 million and $59.8 million for the three and nine months ended September 30, 2004, respectively, compared to net realized capital losses of $11.8 million and $23.9 million for the three and nine months ended September 30, 2003, respectively. The net realized capital gains in 2004 were primarily the result of the gains on the sale of the interest only strips of mortgage-backed securities (“interest only strips”) investment portfolio. The net realized capital losses in 2003 were primarily the result of valuation adjustments on the interest only strip portfolio in accordance with Emerging Issues Task Force No. 99-20, “Recognition of Interest Income and Impairment on Purchases and Beneficial Interests in Securitized Financial Assets” (EITF 99-20”).

The Company incurred an income tax benefit of $11.7 million and an income tax expense of $10.5 million for the three months ended September 30, 2004 and 2003, respectively, and an income tax expense of $57.7 million and $45.8 million for the nine months ended September 30,

2004 and 2003, respectively. The decrease in tax expense for the three months ended September 30, 2004 as compared to 2003 primarily reflected the impact of the catastrophe losses on 2004 underwriting results, which were partially offset by additional taxable net investment income and taxable realized capital gains. The increase in tax expense for the nine months ended September 30, 2004 as compared to 2003 generally reflected the impact of realized capital gains and increased investment income, partially offset by the impact of catastrophe losses on underwriting results. Additionally, in conjunction with the transfer of the Company’s UK branch to Bermuda Re there were various tax issues giving rise to net expenses and benefits, affecting the variability between years.

The decrease in net income to $7.7 million from $60.5 million for the three months ended September 30, 2004 and 2003, respectively, generally reflected a decrease in underwriting results due to the impact of property and catastrophe event losses including hurricanes Charley, Frances, Ivan, and Jeanne and related tax benefits associated with those losses, partially offset by improved investment results and realized capital gains. The decrease in net income to $174.8 million from $176.0 million for the nine months ended September 30, 2004 and 2003, respectively, generally reflected a decrease in underwriting results due to the catastrophes and increased income taxes, partially offset by improved investment results and realized capital gains.

The Company’s stockholders’ equity increased to $1,678.0 million at September 30, 2004 from $1,546.9 million at December 31, 2003. This increase was primarily due to net income for the period, partially offset by reductions in unrealized appreciation on the Company’s fixed maturity portfolio and dividends paid.

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

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments based upon their underwriting gain (loss) or underwriting results. Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses and are analyzed using ratios, in particular, loss commission and brokerage and other underwriting expense ratios, which, respectively divide incurred losses, commission and brokerage and other underwriting expenses by earned premium. The Company utilizes inter-affiliate reinsurance, but such reinsurance generally does not impact segment results, as business is generally reported within the segment in which the business was first produced.

Effective January 1, 2004, Everest Re sold its United Kingdom branch to Bermuda Re, a Bermuda insurance company and a direct subsidiary of Group. Prior to 2004, business for this branch was previously included in the results of the International segment. The comparability of the financial results has been impacted by the sale of the UK branch from Everest Re to Bermuda Re. In order to provide comparability of the financial results between the years, the three months ended September 30, 2003 results for the International segment need to be adjusted to exclude the UK branch activity wherein gross written premiums, net written premiums, premiums earned, incurred losses and LAE and underwriting expenses would decrease by $140.3 million, $111.2 million, $92.7 million, $67.6 million, and $17.2 million, respectively, resulting in a net decrease in underwriting gain of $7.9 million. For the nine months ended September 30, 2003, gross written premiums, net written premiums, premiums earned, incurred losses and LAE and underwriting expenses would decrease by $319.8 million, $238.1 million, $203.2 million, $143.8 million and $39.9 million, respectively, resulting in a net decrease in underwriting gain of $19.5 million. Effectively, these adjustments remove the UK branch from the three and nine month 2003 International underwriting results making period over period results comparable.

The following tables reflect reconciliations from reported to proforma underwriting results for the International segment for the periods indicated.

	Three Months Ended September 30, 2003

		UK Branch
(Dollars in thousands)	As Reported	Adjustment	Proforma
Gross written premiums	$275,798	$(140,278)	$135,520
Ceded written premiums	77,200	(29,068)	48,132

Net written premiums	$198,598	$(111,210)	$87,388

Premiums earned	$174,780	$(92,687)	$82,093
Incurred losses and loss adjustment expenses	115,410	(67,630)	47,780
Commission, brokerage, taxes and fees	32,751	(15,214)	17,537
Other underwriting expense	4,221	(1,988)	2,233

Underwriting gain	$22,398	$(7,855)	$14,543

Loss ratio	66.0%		58.2%
Commission ratio	18.7		21.4
Other underwriting expense ratio	2.5		2.7

Combined ratio	87.2%		82.3%

	Nine Months Ended September 30, 2003

		UK Branch
(Dollars in thousands)	As Reported	Adjustment	Proforma
Gross written premiums	$645,462	$(319,800)	$325,662
Ceded written premiums	213,535	(81,660)	131,875

Net written premiums	$431,927	$(238,140)	$193,787

Premiums earned	$386,258	$(203,208)	$183,050
Incurred losses and loss adjustment expenses	250,048	(143,773)	106,275
Commission, brokerage, taxes and fees	70,646	(35,327)	35,319
Other underwriting expense	11,491	(4,585)	6,906

Underwriting gain	$54,073	$(19,523)	$34,550

Loss ratio	64.7%		58.1%
Commission ratio	18.3		19.3
Other underwriting expense ratio	3.0		3.7

Combined ratio	86.0%		81.1%

All the comparative analysis in this Segment Information section relates to the proforma information in the above table except where indicated otherwise.

Three Months Ended September 30, 2004 compared to Three Months Ended September 30, 2003

Premiums.    Gross written premiums decreased 6.6% to $947.4 million in the three months ended September 30, 2004 from $1,014.7 million in the three months ended September 30, 2003,

reflecting increased competitive pressures on pricing, particularly on U.S. Reinsurance property and casualty classes of business.

Adjusting to these market conditions, the U.S. Reinsurance operation decreased 32.1% ($171.4 million), principally reflecting a $128.8 million decrease in treaty casualty business, a $19.4 million decrease in treaty property business and a $13.7 million decrease in facultative business. Partially offsetting these decreases were areas where the Company continued to grow. The International operation saw a 50.6% ($68.6 million) increase, primarily due to a $49.9 million increase in international business written through the Miami and New Jersey offices, representing primarily Latin American business and a $19.4 million increase in Asian business. The U.S. Insurance operation grew 14.3% ($31.6 million), principally as a result of a $53.3 million increase in program business outside of the workers’ compensation class, partially offset by a $21.7 million decrease in workers’ compensation business. The effect of the previously noted cancellation of the Company’s largest California workers’ compensation agency arrangement will impact this segment although not until the quarter ending December 31, 2004 and subsequent quarters. The Specialty Underwriting operation increased 3.1% ($3.9 million), resulting primarily from a $10.6 million increase in marine and aviation business and a $5.1 million increase in surety business, partially offset by an $11.8 million decrease in A&H business, reflective of softening in pricing of this business class.

Ceded premiums decreased to $253.2 million for the three months ended September 30, 2004 from $285.2 million in the three months ended September 30, 2003. The decrease in ceded premiums is primarily related to reduced cessions under the Bermuda Re quota share agreements due to the decrease in gross written premiums and the absence of cessions, in 2004, under the corporate level aggregate reinsurance coverages.

Net written premiums decreased to $694.2 for the three months ended September 30, 2004, down 4.8% from $729.5 million for the three months ended September 30, 2003, reflecting the decrease in gross written premiums partially offset by the decrease in ceded written premiums.

Premium Revenues.     Net premiums earned increased to $688.1 million, or 0.6%, in the three months ended September 30, 2004 from $684.2 million in the three months ended September 30, 2003. Contributing to this increase was a 65% ($53.3 million) increase in the International operation, an 11.1% ($19.3 million) increase in the U.S. Insurance operation and a 1.5% ($1.4 million) increase in the Specialty Underwriting operation, partially offset by a 20.8% ($70.1 million) decrease in the U.S. Reinsurance operation. All of these changes reflect period to period changes in net written premiums and business mix, together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

Expenses.    Incurred losses and LAE increased by 13.0% to $569.9 million in the three months ended September 30, 2004 from $504.3 million in the three months ended September 30, 2003. The increase in incurred losses and LAE was principally attributable to the increase in estimated catastrophe losses due to property catastrophe events including hurricanes Charley, Frances, Ivan and Jeanne, partially offset by net favorable prior period reserve adjustments.

The Company’s loss and LAE reserves reflect estimates of ultimate claim liability. Such estimates are reevaluated on an ongoing basis, including re-estimates of prior period reserves, taking into consideration all available information and, in particular, newly reported loss and claim experience. The effect of such reevaluations impact incurred losses for the current period. The Company notes that its analytical methods and processes operate at multiple levels including individual contracts, groupings of like contracts, classes and lines of business, internal business units, segments, legal entities, and in the aggregate. The complexities of the Company’s businesses and operations require analyses and adjustments, both qualitative and quantitative, at these various levels. Additionally, the attribution of reserves, change in reserves and incurred losses, between accident year and underwriting year require adjustments and allocations, both qualitative and quantitative, at these various levels. All of these processes, methods and practices appropriately balance actuarial science, business expertise and management judgment in a manner intended to assure the accuracy, precision and consistency of the Company’s reserving practices, which are fundamental to the Company’s operation. The Company notes, however, that the underlying reserves remain estimates, which are subject to variation, and that the relative degree of variability is generally least when reserves are considered in the aggregate and generally increases as the focus shifts to more granular data levels.

Incurred losses and LAE for the three months ended September 30, 2004 reflected ceded losses and LAE of $272.0 million, which includes $46.7 million in ceded catastrophe losses compared to ceded losses and LAE in the three months ended September 30, 2003 of $170.3 million. The increase in ceded losses was primarily the result of an increase in cessions to Bermuda Re under the Mt. McKinley loss portfolio transfer and increases in premiums earned subject to the quota share agreements.

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and adverse development on prior period events, and are net of reinsurance. Individual catastrophe losses are reported net of specific reinsurance, but before recoveries under corporate level reinsurance and potential incurred but not reported (“IBNR”) reserve offsets. A catastrophe is a property event with expected reported losses of at least $5.0 million before corporate level reinsurance and taxes. Catastrophe losses, net of contract specific cessions, were $154.5 million in the three months ended September 30, 2004, principally due to $186.8 million of estimated aggregate losses from hurricanes Charley, Frances, Ivan, and Jeanne and Pacific typhoon activity, partially offset by a $30.6 million reserve reduction related to the World Trade Center events. Catastrophe losses, net of contract specific cessions, were $11.3 million in the three months ended September 30, 2003.

Net favorable prior period reserve adjustments for the three months ended September 30, 2004 were $19.9 million compared to net adverse prior period reserve adjustments of $48.2 million for the three months ended September 30, 2003. The favorable reserve adjustments for the three months ended September 30, 2004 included net favorable non-asbestos and environmental (“A&E”) adjustments of $21.1 million, partially offset by net adverse development on A&E reserve adjustments of $1.2 million. For the three months ended September 30, 2003, adverse reserve adjustments included A&E adjustments of $5.2 million, and non-A&E adjustments of $43.0 million.

The U.S. Reinsurance segment accounted for $24.7 million of favorable net prior period reserve adjustments for the three months ended September 30, 2004 and $26.7 million of net adverse prior period reserve adjustments for the three months ended September 30, 2003. Asbestos exposures accounted for $1.2 million and $5.2 million for the three months ended September 30, 2004 and 2003, respectively. The favorable development for the three months ended September 30, 2004 was principally due to a $34.8 million reserve reduction related to the catastrophe losses from the World Trade Center events. Non-A&E adverse development for the three months ended September 30, 2003 principally reflected adjustments to professional liability and casualty business classes.

The U.S. Insurance segment reflected $3.1 million and $8.3 million of net adverse prior period reserve adjustments for the three months ended September 30, 2004 and 2003, respectively, reflecting minor reserve adjustments.

The Specialty Underwriting segment had $2.8 million and $3.0 million of net adverse prior period reserve adjustments for the three months ended September 30, 2004 and 2003, respectively, principally related to catastrophe loss development on the marine and aviation classes of business in 2004 and loss development on the surety class of business in 2003.

The International segment had $1.0 million of net favorable prior period reserve adjustments for the three months ended September 30, 2004 and net adverse prior period reserve adjustments of $5.0 million for the three months ended September 30, 2003.

The segment components of the increase in incurred losses and LAE in the three months ended September 30, 2004 from the three months ended September 30, 2003 were a 113.1% ($54.0 million) increase in the International operation, a 22.0% ($12.9 million) increase in the Specialty operation and a 0.7% ($1.8 million) increase in the U.S. Reinsurance operation, partially offset by a 2.4% ($3.2 million) decrease in the U.S. Insurance operation. These changes generally reflect variability in premiums earned due to increases in premiums written subject to the quota share agreements, changes in the loss expectation assumptions for business written and the net prior period reserve development and catastrophe losses discussed above. Incurred losses and LAE for each operation were also impacted by variability relating to changes in mix of business by class and type.

The Company’s loss and LAE ratio, which is calculated by dividing incurred losses and LAE by net premiums earned, increased by 9.1 percentage points to 82.8% in the three months ended September 30, 2004 from 73.7% in the three months ended September 30, 2003, reflecting the impact of the changes in premiums earned and incurred losses and LAE discussed above.

The following table shows the loss ratios for each of the Company’s operating segments for the three months ended September 30, 2004 and 2003. The loss ratios for all operations were impacted by the factors noted above.

Segment Loss Ratios

Segment	20	04	20	03

U.S. Reinsurance	100.5%		79.0%
U.S. Insurance	66.7%		75.9%
Specialty Underwriting	76.9%		64.0%
International	75.2%		58.2%

Segment underwriting expenses increased by 1.1% to $162.5 million in the three months ended September 30, 2004 from $160.8 million in the three months ended September 30, 2003. Commission, brokerage, taxes and fees decreased by $0.2 million, primarily due to changes in the mix of business and commission rates. Segment other underwriting expenses increased by $1.9 million. Contributing to the increase in expenses was a 73.7% ($14.6 million) increase in the International operation, a 16.1% ($4.9 million) increase in the U.S. Insurance operation and a 10.9% ($2.7 million) increase in the Specialty Underwriting operation, principally offset by a 23.9% ($20.5 million) decrease in the U.S. Reinsurance operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of reinsurance, including with Bermuda Re, and the underwriting performance of the underlying business. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 23.7% for each of the three months ended September 30, 2004 and 2003.

The Company’s combined ratio, which is the sum of the loss and expense ratios, increased by 9.1 percentage points to 106.5% in the three months ended September 30, 2004 compared to 97.4% in the three months ended September 30, 2003, reflecting the increase in the loss and expense ratios as previously discussed.

The following table shows the combined ratios for each of the Company’s operating segments for the three months ended September 30, 2004 and 2003. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios

Segment	20	04	20	03

U.S. Reinsurance	124.9%		104.5%
U.S. Insurance	85.0%		93.4%
Specialty Underwriting	106.6%		91.1%
International	100.5%		82.3%

Investment Results.     Net investment income increased 15.0% to $81.2 million for three months ended September 30, 2004 from $70.6 million in the three months ended September 30, 2003, principally reflecting the effects of investing $1,050.8 million of cash flow from operations for the twelve months ended September 30, 2004 as well as $320.0 of net proceeds from the issuance of junior subordinated debt securities in March 2004, all partially offset by the effects of the lower interest rate environment and a $6.0 million decrease from the impact of the UK branch sale. Additionally, $5.4 million included in 2004 net investment income is an atypical increase in the carrying value of a limited partnership investment.

The following table shows a comparison of various investment yields for the periods indicated:

	20	04	20	03

Imbedded pre-tax yield of cash and invested assets at
September 30, 2004 and September 30, 2003	4.5%		4.7%
Imbedded after-tax yield of cash and invested assets at
September 30, 2004 and September 30, 2003	3.7%		3.9%
Annualized pre-tax yield on average cash and invested
assets for the three months ended September 30, 2004 and 2003	4.9%		5.0%
Annualized after-tax yield on average cash and invested
assets for the three months ended September 30, 2004 and 2003	3.9%		4.0%

Net realized capital gains were $9.4 million for the three months ended September 30, 2004, reflecting realized capital gains on the Company’s investments of $10.2 million, partially offset by $0.8 million of realized capital losses. Net realized capital losses of $11.8 million in the three months ended September 30, 2003 reflected realized capital losses on the Company’s investments of $22.5 million, which included $1.2 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis and $21.1 million related to the impairment on interest only strips in accordance with EITF 99-20, partially offset by $10.6 million of realized capital gains, which included $5.3 million of realized capital gains on the interest only strips.

The Company has in its product portfolio a credit default swap, which it no longer offers. This product meets the definition of a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Investments and Hedging Activities” (“FAS 133”). There was no net derivative expense from this credit default transaction for each of the three months ended September 30, 2004 and 2003.

Other expense for the three months ended September 30, 2004 was $30.4 million compared to other income of $0.6 million for the three months ended September 30, 2003. This change was primarily due to a deferred gain on a retroactive reinsurance agreement, in accordance with FAS 113, to Bermuda Re.

Interest expense for the three months ended September 30, 2004 and 2003 was $19.4 million and $14.3 million, respectively. Interest expense for the three months ended September 30, 2004 included $9.7 million relating to the senior notes, $9.4 million relating to the junior subordinated debt securities and $0.3 million relating to borrowings under the senior revolving credit agreements (“Credit Facility”). Interest expense for the three months ended September 30, 2003 included $9.7 million relating to the senior notes, $4.2 million relating to the junior subordinated debt securities and $0.3 million relating to borrowings under the Credit Facility. The increase in interest expense for the junior subordinated debt securities is due to the additional issuance of $320 million of debt securities in March 2004.

Income Taxes.     The Company recognized income tax benefit of $11.7 million in the three months ended September 30, 2004 compared to an income tax expense of $10.5 million in the three months ended September 30, 2003. The decrease in taxes generally reflects the impact of the third quarter catastrophe losses on the underwriting results, partially offset by the impact of additional taxable net investment income and taxable realized capital gains. Additionally, in conjunction with the transfer of the Company’s UK branch to Bermuda Re, there were various tax issues giving rise to net expenses and benefits, affecting the variability between years.

Net Income.     Net income was $7.7 million in the three months ended September 30, 2004 compared to net income of $60.5 million in the three months ended September 30, 2003, reflecting a decrease in underwriting results due to the third quarter 2004 catastrophe losses, partially offset by an improvement in investment income and realized capital gains and decreased income taxes.

Nine Months Ended September 30, 2004 compared to Nine Months Ended September 30, 2003

Premiums.     Gross written premiums increased 1.6% to $2,832.3 million in the nine months ended September 30, 2004 from $2,786.7 million in the nine months ended September 30, 2003, as the Company took advantage of the generally attractive rates, terms and conditions available in its markets, including selected growth opportunities, while continuing to maintain a disciplined underwriting approach.

Premium growth areas included a 57.3% ($186.7 million) increase in the International operations, primarily due to a $133.0 million increase in international business written through the Miami and New Jersey offices representing primarily Latin American business, a $38.7 million increase in Asian business and a $16.6 million increase in Canadian business. The U.S. Insurance operation grew 13.6% ($110.2 million) principally as a result of a $166.0 million increase in program business other than workers’ compensation, partially offset by a $55.8 million decrease in workers’ compensation business, which was primarily due to increased competition. The effect of the previously noted cancellation of the Company’s largest California workers’ compensation agency arrangement will impact this segment although not until the quarter ending December 31, 2004 and subsequent quarters. The Specialty Underwriting operation decreased 10.5% ($41.2 million), resulting primarily from a $62.1 million decrease in A&H business, partially offset by an increase in marine and aviation business of $11.1 million and an increase in surety business of $9.8 million. The U.S. Reinsurance operation decreased 16.7% ($210.1 million), principally relating to an $81.0 million decrease in treaty casualty business, a $57.9 decrease in treaty property business and a $56.5 million decrease in facultative business.

Ceded premiums decreased to $733.2 million for the nine months ended September 30, 2004 from $776.8 million for the nine months ended September 30, 2003. Ceded premiums decreased primarily due to the absence of cessions, in 2004, under the corporate level aggregate reinsurance coverages, partially offset by an increase in cessions under the Bermuda Re and Everest International quota share agreements.

Net written premiums increased by 4.4% to $2,099.1 million in the nine months ended September 30, 2004 from $2,009.9 million in the nine months ended September 30, 2003 reflecting the increase in gross written premiums, combined with the decrease in ceded premiums.

Premium Revenues.     Net premiums earned increased by 11.7% to $1,977.9 million in the nine months ended September 30, 2004 from $1,771.0 million in the nine months ended September 30, 2003. Contributing to this increase were a 90.7% ($166.0 million) increase in the International operation, an 8.1% ($41.2 million) increase in the U.S. Insurance operation and a

3.2% ($24.9 million) increase in the U.S. Reinsurance operation, partially offset by an 8.5% ($25.1 million) decrease in the Specialty Underwriting operation. All of these changes reflect period to period changes in net written premiums and business mix, together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structures, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

Expenses.     Incurred losses and LAE increased by 12.7% to $1,437.3 in the nine months ended September 30, 2004 from $1,275.5 million in the nine months ended September 30, 2003. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned, the impact of changes in the Company’s mix of business, the provision for estimated catastrophe losses from hurricanes Charley, Frances, Ivan and Jeanne and Pacific typhoons, and reserve adjustments for prior period losses.

The Company’s loss and LAE reserves reflect estimates of ultimate claim liability. Such estimates are reevaluated on an ongoing basis, including re-estimates of prior period reserves, taking into consideration all available information and, in particular, newly reported loss and claim experience. The effect of such reevaluations impacts incurred losses for the current period. The Company notes that its analytical methods and processes operate at multiple levels including individual contracts, groupings of like contracts, classes and lines of business, internal business units, segments, legal entities, and in the aggregate. The complexities of the Company’s business and operations require analyses and adjustments, both qualitative and quantitative, at these various levels. Additionally, the attribution of reserves, change in reserves and incurred losses, between accident year and underwriting year require adjustments and allocations, both qualitative and quantitative, at these various levels. All of these processes, methods and practices appropriately balance actuarial science, business expertise and management judgment in a manner intended to assure the accuracy, precision and consistency of the Company’s reserving practices, which are fundamental to the Company’s operation. The Company notes, however, that the underlying reserves remain estimates, which are subject to variation, and that the relative degree of variability is generally least when reserves are considered in the aggregate and generally increases as the focus shifts to more granular data levels.

Incurred losses and LAE for the nine months ended September 30, 2004 reflected ceded losses and LAE of $614.6 million compared to ceded losses and LAE for the nine months ended September 30, 2003 of $429.3 million. Ceded losses and LAE for the nine months ended September 30, 2004 and 2003 included $537.7 million and $317.4 million, respectively, of ceded losses relating to the quota share reinsurance transactions between Everest Re on the one hand and Bermuda Re and Everest International on the other hand.

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events, and are net of reinsurance. Individual catastrophe losses are reported net of specific reinsurance, but before recoveries under corporate level reinsurance and potential IBNR reserve offsets. A catastrophe is a property event with expected reported losses of at least $5.0 million before corporate level reinsurance and taxes. Catastrophe losses, net of contract specific cessions, were $157.0 million in the nine months ended September 30, 2004, relating principally to aggregate estimated losses of $186.8 million from hurricanes Charley, Frances, Ivan, and Jeanne and Pacific typhoons, which were partially offset by $30.2 million of reserve reductions related to the World Trade Center events, compared to $30.9 million in the nine months ended September 30, 2003.

Net adverse prior period reserve adjustments for the nine months ended September 30, 2004 were $1.6 million compared to net adverse prior period reserve adjustments of $115.9 million for the nine months ended September 30, 2003. The adverse reserve adjustments for the nine months ended September 30, 2004 included A&E adjustments of $8.4 million and net favorable prior period reserve adjustments on the non-A&E exposures, primarily due to favorable development of $30.2 million related to the World Trade Center events, partially offset by reserve strengthening in insurance classes. For the nine months ended September 30, 2003, reserve adjustments included $13.6 million related to A&E and $102.3 million on non-A&E lines of business, principally all of which related to casualty reinsurance and insurance.

The U.S. Reinsurance segment accounted for $14.1 million favorable net prior period reserve adjustments for the nine months ended September 30, 2004, which included $34.8 million of favorable development due to the reserve reduction related to the catastrophe losses from the World Trade Center events, and net adverse prior period reserve adjustments of $79.6 million for the nine months ended September 30, 2003. Asbestos exposures accounted for $8.4 million and $13.6 million of adverse development for the nine months ended September 30, 2004 and 2003, respectively. The non-A&E development in 2003 was principally attributable to professional liability and casualty business classes.

The U.S. Insurance segment reflected $21.2 million and $8.3 million of net adverse prior period reserve adjustments for the nine months ended September 30, 2004 and 2003, respectively. The September 30, 2004 adverse prior period reserve adjustments were principally due to casualty classes relating to accident years 2000 through 2002.

The Specialty Underwriting segment had $4.9 million of favorable prior period reserve adjustments for the nine months ended September 30, 2004, principally related to favorable net prior period reserve adjustments in the marine, aviation and A&H business lines, and net adverse prior period reserve adjustments of $18.0 million for the nine months ended September 30, 2003, principally related to the surety line of business.

The International segment had $0.6 million of favorable prior period reserve adjustments for the nine months ended September 30, 2004 and $10.0 million of net adverse prior period reserve adjustments for the nine months ended September 30, 2003.

The segment components of the increase in incurred losses and LAE for the nine months ended September 30, 2004 from the nine months ended September 30, 2003 were an 99.6% ($105.8 million) increase in the International operation, an 8.8% ($52.3 million) increase in the U.S. Reinsurance operation and a 7.8% ($28.9 million) increase in the U.S. Insurance operation, partially offset by a 12.5% ($25.3 million) decrease in the Specialty Underwriting operation. These changes generally reflect variability in premiums earned, changes in the loss expectation assumptions for businesses written and the net prior period reserve development discussed above. Incurred losses and LAE for each operation were also impacted by variability relating to changes in mix of business by class and type.

The Company’s loss and LAE ratio, which is calculated by dividing incurred losses and LAE by net premiums earned, increased by 0.7 percentage points to 72.7% in the nine months ended September 30, 2004 from 72.0% in the nine months ended September 30, 2003, reflecting the impact of the changes in premiums earned and incurred losses and LAE discussed above, as well as changes in business mix.

The following table shows the loss ratios for each of the Company’s operating segments for the nine months ended September 30, 2004 and 2003. The loss ratios for all operations were impacted by the factors noted above.

Segment Loss Ratios

Segment	20	04	20	03

U.S. Reinsurance	80.1%		75.9%
U.S. Insurance	72.8%		73.0%
Specialty Underwriting	65.6%		68.6%
International	60.8%		58.1%

Segment underwriting expenses increased by 4.9% to $456.7 million in the nine months ended September 30, 2004 from $435.4 million in the nine months ended September 30, 2003. Commission, brokerage, taxes and fees increased by $12.0 million, principally reflecting an increase in premium volume and changes in the mix of business. Segment other underwriting expenses increased by $9.3 million as the Company continues to expand operations to support its increased business volume. Contributing to the segment underwriting expense increases were a 96.4% ($40.7 million) increase in the International operation and a 3.9% ($8.0 million) increase in the U.S. Reinsurance operation, partially offset by a 20.9% ($22.4 million) decrease in the Insurance operations and a 6.1% ($5.1 million) decrease in the Specialty Underwriting operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of reinsurance, including with Bermuda Re, and the underwriting performance of the underlying business. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 23.1% for the nine months ended September 30, 2004 compared to 24.8% for the nine months ended September 30, 2003.

The Company’s combined ratio, which is the sum of the loss and expense ratios, decreased by 1.0 percentage points to 95.8% in the nine months ended September 30, 2004 compared to 96.8% in the nine months ended September 30, 2003.

The following table shows the combined ratios for each of the Company’s operating segments for the nine months ended September 30, 2004 and 2003. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios

Segment	20	04	20	03

U.S. Reinsurance	106.1%		101.8%
U.S. Insurance	88.3%		94.1%
Specialty Underwriting	94.3%		96.5%
International	84.5%		81.1%

Investment Results.     Net investment income increased 14.9% to $242.4 million in the nine months ended September 30, 2004 from $211.0 million in the nine months ended September 30, 2003, principally reflecting the effects of investing $1,050.8 million of cash flow from operations for the twelve months ended September 30, 2004 as well as $320.0 of net proceeds from the issuance of junior subordinated debt securities in March 2004, all partially offset by a $ 6.0 million decrease from the impact of the sale of the UK branch, and also reflect the effects of the generally lower interest rate environment. The increase also reflected $29.7 million representing an atypical increase in the carrying value of a limited partnership investment.

The following table shows a comparison of various investment yields for the periods indicated:

	20	04	20	03

Imbedded pre-tax yield of cash and invested assets at
September 30, 2004 and December 31, 2003	4.5%		4.7%
Imbedded after-tax yield of cash and invested assets at
September 30, 2004 and December 31, 2003	3.7%		3.9%
Annualized pre-tax yield on average cash and invested
assets for the nine months ended September 30, 2004 and 2003	5.0%		5.2%
Annualized after-tax yield on average cash and invested
assets for the nine months ended September 30, 2004 and 2003	3.9%		4.2%

Net realized capital gains of $59.8 million in the nine months ended September 30, 2004 reflected realized capital gains on the Company’s investments of $105.4 million, including $77.6 million on the sale of interest only strip investments, partially offset by $45.5 million of realized capital losses, which included $43.9 million related to the write-downs in the value of interest only strips deemed to be impaired on an other than temporary basis in accordance with EITF 99-20, prior to liquidation of the interest only strip portfolio during the second quarter of 2004. Net realized capital losses were $23.9 million in the nine months ended September 30, 2003, reflecting realized capital losses on the Company’s investments of $41.4 million, which included $15.3 million relating to write downs in the value of securities deemed to be impaired on an other than temporary basis, and $21.1 million related to the impairment on interest only strips in accordance with EITF 99-20, partially offset by $17.5 million of realized capital gains, which included $5.3 million realized capital gains on the interest only strip investments.

The Company has in its product portfolio a credit default swap, which it no longer offers. This product meets the definition of a derivative under FAS 133. There was no net derivative expense from this credit default transaction for the nine months ended September 30, 2004 and 2003.

Other expense for the nine months ended September 30, 2004 was $74.3 million compared to other income of $1.2 million for the nine months ended September 30, 2003. This change was primarily due to a deferred gain on a retroactive reinsurance agreement, in accordance with FAS 113, to Bermuda Re.

Interest expense for the nine months ended September 30, 2004 and 2003 was $53.2 million and $43.0 million, respectively. Interest expense for the nine months ended September 30, 2004 included $29.2 million relating to the senior notes, $23.0 million relating to the junior subordinated debt securities and $1.0 million relating to borrowings under the revolving credit facility. Interest expense for the nine months ended September 30, 2003 included $29.2 million relating to the senior notes, $12.7 million relating to the junior subordinated debt securities and $1.0 million relating to borrowings under the revolving credit facility.

Income Taxes.     The Company recognized income tax expense of $57.7 million compared to $45.8 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in taxes generally reflects the impact of improved net investment income and realized capital gains, partially offset by a decrease in underwriting related to increased catastrophe losses. Additionally, in conjunction with the transfer of the Company’s UK branch to Bermuda Re there were various tax issues giving rise to net expenses and benefits, affecting the variability between years.

Net Income.     Net income was $174.8 million in the nine months ended September 30, 2004 compared to net income of $176.0 million in the nine months ended September 30, 2003, reflecting improved investment income and realized capital gains results, partially offset by a decrease in underwriting results and increased income taxes.

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

The Company’s $7.1 billion investment portfolio is principally comprised of fixed maturity securities, which are subject to interest rate risk and foreign currency rate risk, and equity securities, which are subject to equity price risk. The impact of these risks in the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, due to change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $511.2 million of mortgage-backed securities in the $6,020.9 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on the fixed maturity portfolio as of September 30, 2004 based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

As of September 30, 2004
Interest Rate Shift in Basis Points

	-200	-100	0	100	200

Total Market Value	$7,323.7	$6,890.1	$6,448.5	$6,012.2	$5,606.3
Market Value Change from Base (%)	13.6%	6.8%	0.0%	-6.8%	-13.1%
Change in Unrealized Appreciation
After-tax from Base ($)	$568.9	$287.0	$-	$(283.6)	$(547.4)

The Company had $6,681.8 million and $6,227.1 million of reserves for losses and adjustment expenses as of September 30, 2004 and December 31, 2003. These amounts are recorded at their nominal or estimated ultimate payment amount, as opposed to fair value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the fair value of the reserves is less than the nominal value. As interest rates rise, the fair value of the reserves decreases and conversely, if interest rates decline, the fair value will increase. These movements are the opposite of the interest rate impacts on the fair value of investments since reserves are future obligations. While the difference between fair value and nominal value is not reflected in the Company’s financial statements, the Company’ financial results will benefit over time as income is earned on the investment portfolio until the claims are paid. The Company’s loss and loss reserve obligations have an expected duration reasonably consistent with the Company’s fixed income portfolio, and approximately equal such assets. The existence of such obligations, and the variable differential between ultimate and fair value, provides substantial mitigation of the economic effects of interest rate variability even though such mitigation is not reflected in the Company’s financial statements.

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of the Company’s non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, the Company prefers to maintain the capital of its foreign operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. The Company mitigates foreign exchange exposure by a general matching of the currency and duration of its assets to its corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52, the Company translates the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of September 30, 2004 there has been no material change in exposure to foreign exchange rates as compared to March 31, 2004.

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

As of September 30, 2004
Change in Equity Values in Percent

	-20%	-10%	0%	10%	20%

Market Value of the Equity Portfolio	$364.2	$409.8	$455.3	$500.8	$546.4

After-tax Change in Unrealized
Appreciation	$(59.2)	$(29.6)	$-	$29.6	$59.2

Safe Harbor Disclosure.    This report contains forward-looking statements within the meaning of the U.S. federal securities laws. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding the Company’s reserves for losses and LAE, including reserves for A&E claims, the adequacy of the Company’s provision for uncollectible balances, estimates of the Company’s catastrophe exposure, and the effects of catastrophic events on the Company’s financial statements and the ability of the Company’s subsidiaries to pay dividends. Forward-looking statements only reflect the Company’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from the Company’s expectations. Important factors that could cause the Company’s actual results to be materially different from its expectations include the uncertainties that surround the estimating of reserves for losses and LAE, those discussed in Note 4 of Notes to Consolidated Financial Statements (unaudited) included in this report and the risks described under the caption “Risk Factors” in the Company’s most recent Annual Report on Form 10-K, Part II, Item 7. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I – Item 3.

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

Part II - Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Part II – Item 3. Defaults Upon Senior Securities

None

Part II– Item 4. Submission of Matters to a Vote of Security Holders

None

Part II – Item 5. Other Information

None

Part II – Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit Index:

Exhibit No.	Description

31.1	Section 302 Certification of Joseph V. Taranto

31.2	Section 302 Certification of Stephen L. Limauro

32.1	Section 906 Certification of Joseph V. Taranto and Stephen L. Limauro

(b)	Reports on Form 8-K:

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

Dated: November 15, 2004