Form 10-K
period 2004-12-31
EVEREST REINSURANCE HOLDINGS INC
filed 2005-03-31
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K
_________________

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004	Commission file number 1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3263609
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

477 Martinsville Road
Post Office Box 830
Liberty Corner, New Jersey 07938-0830
(908) 604-3000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive office)

_________________

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered
8.5% Senior Notes Due 2005	NYSE
8.75% Senior Notes Due 2010	NYSE
5.4% Senior Notes Due 2014	NYSE
7.85% Trust Preferred Securities of Everest Re Captial Trust guaranteed by Everest Reinsurance Holdings, Inc.	NYSE
6.20% Trust Preferred Securities of Everest Re Captial Trust II guaranteed by Everest Reinsurance Holdings, Inc.	NYSE

___________________

Securities registered pursuant to Section 12(g) of the Act: None
___________________

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No___

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

Yes___     No  X

        The aggregate market value on June 30, 2004, the last business day of the registrant’s most recently completed second quarter, of the voting stock held by non-affiliates was zero.

        At March 15, 2005, the number of common shares of the registrant oustanding was 1,000, all of which are owned by Everest Re Group, Ltd.

         The Registrant meets the conditions set forth in General InstructionI(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction 10 of Form 10-K.

2

3

PART I

Unless otherwise indicated, all financial data in this document have been prepared using generally accepted accounting principles (“GAAP”) in the United States of America. As used in this document, “Holdings” means Everest Reinsurance Holdings, Inc.; “Group” means Everest Re Group, Ltd. (formerly Everest Reinsurance Group, Ltd.); “Everest Re” means Everest Reinsurance Company and its subsidiaries (unless the context otherwise requires) and the “Company” means Holdings and its subsidiaries (unless the context otherwise requires).

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

Following is a summary of the Company’s operating subsidiaries:

o	Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states (except Nevada and Wyoming), the District of Columbia and Puerto Rico and is authorized to conduct reinsurance business in the United Kingdom (through July 12, 2004), Canada and Singapore. Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets. Everest Re had statutory surplus at December 31, 2004 of $2.1 billion.

o	Everest National Insurance Company (“Everest National”), an Arizona insurance company and a direct subsidiary of Everest Re, is licensed in 47 states and the District of Columbia and is authorized to write property and casualty insurance in the jurisdictions in which it is licensed. This is called writing insurance on an admitted basis. The majority of Everest National’s business is reinsured by its parent, Everest Re.

o	Everest Indemnity Insurance Company (“Everest Indemnity”), a Delaware insurance company and a direct subsidiary of Everest Re, engages in the excess and surplus lines insurance business in the U.S. Excess and surplus lines insurance is specialty property and liability coverage that an insurer not licensed to write insurance in a particular jurisdiction is permitted to provide to insureds when the specific specialty coverage is unavailable from admitted insurers. This is called writing insurance on a non-admitted basis. Everest Indemnity is licensed in Delaware and is eligible to write business on a non-admitted basis in 49 states, the District of Columbia and Puerto Rico. The majority of Everest Indemnity’s business is reinsured by its parent, Everest Re.

o	Everest Security Insurance Company (“Everest Security”), formerly Southeastern Security Insurance Company, a Georgia insurance company and a direct subsidiary of Everest Re, was acquired in January 2000 and writes property and casualty insurance on an admitted basis in Georgia and Alabama. The majority of Everest Security’s business is reinsured by its parent, Everest Re.

o	Mt. McKinley (f/k/a Gibraltar Casualty Company, “Gibraltar”), a Delaware insurance company and a direct subsidiary of Holdings, was acquired by Holdings in September 2000 from The Prudential Insurance Company of America (“The Prudential”). Mt. McKinley was formed by Everest Re in 1978 to engage in the excess and surplus lines insurance business in the U.S. In 1985, Mt. McKinley ceased writing new and renewal insurance and now its ongoing operations relate to servicing claims arising from its previously written business. Effective September 19, 2000, Mt. McKinley and Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), an affiliate, entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm’s-length consideration, all of its net insurance exposures and reserves to Bermuda Re.

o	Everest Re Holdings, Ltd. ("Everest Ltd."), a Bermuda company and a direct subsidiary of Everest Re, was formed in 1998 and owned Everest Re Ltd., a United Kingdom company that was dissolved after its reinsurance operations were converted into branch operations of Everest Re. Everest Ltd. holds $79 million of investments and cash, the management of which constitutes its principal operations.

Reinsurance Industry Overview
Reinsurance is an arrangement in which an insurance company, the reinsurer, agrees to indemnify another insurance company, the ceding company, against all or a portion of the insurance risks underwritten by the ceding company under one or more insurance contracts. Reinsurance can provide a ceding company with several benefits, including a reduction in net liability on individual risks or classes of risks, catastrophe protection from large or multiple losses and assistance in maintaining acceptable financial ratios. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and write more business than would be possible without a concomitant increase in capital and surplus. Reinsurance, however, does not discharge the ceding company from its liability to policyholders.

There are two basic types of reinsurance arrangements: treaty and facultative reinsurance. In treaty reinsurance, the ceding company is obligated to cede and the reinsurer is obligated to assume a specified portion of a type or category of risks insured by the ceding company. Treaty reinsurers do not separately evaluate each of the individual risks assumed under their treaties and, consequently, after a review of the ceding company’s underwriting practices, are largely dependent on the original risk underwriting decisions made by the ceding company. In facultative reinsurance, the ceding company cedes and the reinsurer assumes all or part of the risk under a single insurance contract. Facultative reinsurance is negotiated separately for each insurance contract that is reinsured. Facultative reinsurance normally is purchased by ceding companies for individual risks not covered by their reinsurance treaties, for amounts in excess of the dollar limits of their reinsurance treaties or for unusual risks.

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

The Company’s products include the full range of property and casualty reinsurance and insurance coverages, including marine, aviation, surety, errors and omissions liability (“E&O”), directors’ and officers’ liability (“D&O”), medical malpractice, other specialty lines, accident and health (“A&H”) and workers’ compensation. The Company’s product distribution includes direct and broker reinsurance channels; U.S. and international markets; treaty and facultative reinsurance and admitted and non-admitted insurance.

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

Capital Transactions
The Company’s business operations are in part dependent on the Company’s financial strength, and the market’s perception thereof, as measured by stockholders’ equity, which was $1,743.8 million and $1,546.9 million at December 31, 2004 and 2003, respectively. The Company has flexibility with respect to capitalization as the result of its perceived financial strength, including its financial strength ratings as assigned by independent rating agencies, and its access to the debt and through its parent, equity markets. The Company continuously monitors its capital and financial position, as well as investment and security market conditions, both in general and with respect to the Company’s securities, and responds accordingly.

Group and Holdings have a shelf registration statement on Form S-3 on file with the SEC, which was declared effective by the SEC on December 22, 2003, that provides for the issuance of up to $975 million of securities. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Everest Re Capital Trust II (“Capital Trust II”) and Everest Re Capital Trust III (“Capital Trust III”) are authorized to issue trust preferred securities. The following securities have been issued pursuant to that registration statement, which at December 31, 2004, has a remaining balance of $405.0 million.

o	On March 29, 2004, Capital Trust II, an unconsolidated affiliate, issued trust preferred securities resulting in a takedown from the shelf registration statement of $320 million. In conjunction with the issuance of Capital Trust II’s trust preferred securities, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Capital Trust II. Part of the proceeds from the junior subordinated debt securities issuance was used for capital contributions to Holdings’ operating subsidiaries.

o	On October 6, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014 pursuant to its currently effective shelf registration statement. The net proceeds will be utilized to retire existing debt of the Company, which is coming due in March 2005, and for other general corporate purposes.

On July 30, 2002, Group and Holdings filed a shelf registration statement on Form S-3 with the SEC, providing for the issuance of up to $475.0 million of securities. Generally, under this shelf registration statement, Group was authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings was authorized to issue debt securities and Everest Re Capital Trust (“Capital Trust”) was authorized to issue trust preferred securities. This shelf registration statement became effective on September 26, 2002 and was effectively exhausted with the April 23, 2003 transaction described below. The following securities were issued pursuant to that registration statement.

o	On November 14, 2002, pursuant to a trust agreement between the Company and JPMorgan Chase Bank, the property trustee, and Chase Manhattan Bank USA, the Delaware trustee, Capital Trust, an unconsolidated affiliate, completed a public offering of $210.0 million of 7.85% trust preferred securities, resulting in net proceeds of $203.4 million. The proceeds of the issuance were used to purchase $210 million of 7.85% junior subordinated debt securities of Holdings that will be held in trust by the property trustee for the benefit of the holders of the trust preferred securities. In conjunction with the issuance of Capital Trust’s trust preferred securities, Holdings issued $216.5 million of 7.85% junior subordinated debt

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

On March 14, 2000, the Company completed a public offering of $200 million principal amount of 8.75% senior notes due March 15, 2010 and $250 million principal amount of 8.50% senior notes due March 15, 2005. During 2000, the net proceeds of these offerings and additional funds were distributed by the Company to Group. On March 14, 2005, Holdings repaid in full the $250 million principal amount due in connection with the maturity of the 8.5% senior notes.

Ratings
The following table shows the financial strength ratings of the Company’s operating subsidiaries as reported by A.M. Best, Standard & Poor’s Rating Services (“Standard & Poor’s”) and Moody’s Investors Service, Inc. (“Moody’s”). These ratings are shared with and partially dependent upon the ratings of Group and its other subsidiaries and are based upon factors of concern to policyholders and should not be considered an indication of the degree or lack of risk involved in a direct or indirect equity investment in an insurance company.

Operating Subsidiary	A.M. Best	Standard & Poor's	Moody's

Everest Re	A+ (Superior)	AA- (Very Strong)	Aa3 (Excellent)
Everest National	A+ (Superior)	AA- (Very Strong)	Not Rated
Everest Indemnity	A+ (Superior)	Not Rated	Not Rated
Everest Security	A+ (Superior)	Not Rated	Not Rated
Mt. McKinley	Not Rated	Not Rated	Not Rated

A.M. Best states that the “A+” (“Superior”) rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing obligations to policyholders based on A.M. Best’s comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile. The “A+" (“Superior”) rating is the second highest of fifteen ratings assigned by A.M. Best, which range from “A++” (“Superior”) to “F” (“In Liquidation”). Additionally, A.M. Best has five classifications within the “Not Rated” category. Standard & Poor’s states that the “AA-” rating is assigned to those insurance companies which, in its opinion, have very strong financial security characteristics with respect to their ability to pay under its insurance policies and contracts in accordance with their terms. The “AA-” rating is the fourth highest of nineteen ratings assigned by Standard & Poor’s, which range from “AAA” to “R”. Ratings from AA to CCC may be modified by the use of a plus or minus sign to show relative standing of the insurer within those rating categories. Moody’s states that insurance companies rated “Aa” offer excellent financial security. Together with the Aaa rated companies, Aa rated companies constitute what are generally known as high-grade companies, with Aa rated companies generally having somewhat larger long-term risks. Moody’s rating gradations are shown through the use of nine distinct symbols, each symbol representing a group of ratings in which the financial security is broadly the same. The “Aa3” (Excellent) rating is the fourth highest of ratings assigned by Moody’s, which range from “Aaa” (Exceptional) to “C” (Lowest). Moody’s appends numerical modifiers 1, 2 and 3 to each generic rating classification from Aa through Caa. Numeric modifiers are used to refer to the ranking within a group – with 1 being the highest and 3 being the lowest.

Subsidiaries other than Everest Re may not be rated by some or any rating agencies because such ratings are not considered essential by the individual subsidiary’s customers or because of the limited nature of the subsidiary’s operations. In particular, Mt. McKinley is not rated because it is in run-off.

The following table shows the debt ratings by A.M. Best, Standard & Poor’s and Moody’s of the Company’s senior notes due March 15, 2005, March 15, 2010 and October 15, 2014 and Capital Trust and Capital Trust II’s trust preferred securities due November 15, 2032 and March 29, 2034, respectively, all of which are considered investment grade. Debt ratings are a current assessment of the credit worthiness of an obligor with respect to a specific obligation.

	A.M. Best	Standard & Poor's	Moody's

Senior Notes	a	A-	A3
Trust Preferred Securities	a-	BBB	Baal

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

The Company believes that its ratings, in general, have become increasingly important to its operations because they provide the Company’s customers and investors with an independent assessment of the Company’s underlying financial strength using a scale that provides for relative comparisons.

Competition
The worldwide reinsurance and insurance businesses are highly competitive yet cyclical by product and market. Competition with respect to the types of reinsurance and insurance business in which the Company is engaged is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer or insurer by A.M. Best and/or Standard & Poor’s, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. These factors operate at the individual market participant level to varying degrees as applicable to the specific participant’s circumstances. They also operate in aggregate across the reinsurance industry more generally contributing, in combination with background economic conditions and variations in the reinsurance buying practices of insurance companies, by participant and in the aggregate, to cyclical movements in reinsurance rates, terms and conditions and ultimately reinsurance industry aggregate financial results.

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

In 2004, the favorable market conditions, which developed during 2000 through 2003, generally began to weaken. There were signs that pricing for most property classes declined modestly and that pricing for most casualty classes softened. Competition increased in part due to the relative profitability achieved by many reinsurers over 2002 and 2003 and the attendant buildup of capital in these participants. However, this profitability and capital buildup varied significantly by market participant, reflecting the fact that the industry generally still remained exposed to fundamental issues that had negatively impacted its aggregate capacity in 2002 and 2003, including weak investment market conditions and adverse loss emergence. Both of these had tended to depress the industry’s aggregate financial performance and perceptions of financial strength of industry participants over this period albeit with significant variation by individual market participant. The industry experienced a record level of catastrophe losses during 2004, particularly in the second half of the year, and it remains unclear whether the aggregate catastrophe losses experienced by the industry will reverse, stop or even moderate the trends toward market softening, particularly as respects property classes.

Through 2003, reinsurance and insurance markets had generally continued to firm, reflecting the continuing, although diminishing, implications of losses arising from the terrorist attacks of September 11, 2001, and more broadly, the impact of aggregate company reactions to broad and growing recognition that competition in the late 1990s reached extremes in many classes and markets, which ultimately led to inadequate pricing and overly broad terms, conditions and coverages. The effect of these extremes, which became apparent through excessive loss emergence, varied widely by company depending on product offerings, markets accessed, underwriting and operating practices, competitive strategies and business volumes. Across all market participants, however, the aggregate general effect was depressed financial results and erosion of the industry capital base. Coupled with deteriorating investment market conditions and results, and renewed concerns regarding longer-term industry specific issues, including legacy reserve issues and sub-par capital returns, these financial impacts introduced substantial, and in some cases extreme, pressure for the initiation and/or strengthening of corrective action by individual market participants. These pressures, aggregating across industry participants, reinforced the trend established in 2000 through 2003 toward firming prices, more restrictive terms and conditions, tightened coverage availability across most classes and markets and increasing concern with respect to the financial security of insurance and reinsurance providers, impacts which set the stage for the 2004 trends discussed above.

The Company has been somewhat disappointed by industry developments in 2004, which have generally operated to modestly weaken pricing. The Company can not predict with any reasonable certainty whether and to what extent these trends or conditions will persist and in particular whether the property catastrophe losses experienced by the industry in 2004 will lessen competitive pressures, particularly for the property classes of business. Notwithstanding these catastrophe losses, the continued growth of reinsurance capacity, changes in the Lloyd’s market, and the potential reemergence of a market share orientation among some industry participants, combined with improving and in some cases strong financial results, continues to contribute to uncertainty about the prospective level of competitive pressures.

Employees
As of March 1, 2005, the Company employed 382 persons. Management believes that its employee relations are good. None of the Company’s employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

Available Information
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge through the Company’s internet website at http://www.everestre.com as soon as reasonably practicable after such reports are electronically filed with the SEC.

ITEM 2. Properties

Everest Re’s corporate offices are located in approximately 115,000 square feet of leased office space in Liberty Corner, New Jersey. The Company’s other eleven locations occupy a total of approximately 71,000 square feet, all of which are leased. Management believes that the above-described office space is adequate for its current and anticipated needs.

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

In all such matters, the Company believes that its positions are legally and commercially reasonable. The Company also regularly evaluates those positions and, where appropriate, establishes or adjusts insurance reserves to reflect its evaluation. The Company’s aggregate reserves take into account the possibility that the Company may not ultimately prevail in each and every disputed matter. The Company believes its aggregate reserves reduce the potential that an adverse resolution of one or more of these matters, at any point in time, would have a material impact on the Company’s financial condition or results of operations. However, there can be no assurance that adverse resolutions of such matters in any one period or in the aggregate will not result in a material adverse effect on the Company’s results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

Information for this Item 4 is not required pursuant to General Instruction I(2) of Form 10-K.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information and Holder of Common Stock
As of December 31, 2004, all of the Company’s common stock was owned by Group and was not publicly traded.

Dividend History and Restrictions
In conjunction with the sale of the UK branch of Everest Re to an affiliate, the Company paid a dividend in 2004 of $26.3 million. The Company did not pay any dividends during 2003 and 2002. The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition, business needs and growth objectives, capital and surplus requirements of operating subsidiaries, regulatory restrictions, rating agency considerations and other factors. As an insurance holding company, the Company is dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its stockholder. The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law. Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $1.4 billion at December 31, 2004, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner. During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of an insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year. Under this definition, the maximum amount that will be available for the payment of dividends by Everest Re in 2005 without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $209.3 million.

Recent Sales of Unregistered Securities
None.

ITEM 6. Selected Financial Data

Information for this Item 6 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

Unless otherwise indicated, all financial data in this document have been prepared using generally accepted accounting principles (“GAAP”) in the United States of America. As used in this document, “Holdings” means Everest Reinsurance Holdings, Inc.; “Group” means Everest Re Group, Ltd. (formerly Everest Reinsurance Group, Ltd.); “Everest Re” means Everest Reinsurance Company and its subsidiaries (unless the context otherwise requires); and the “Company” means Everest Reinsurance Holdings, Inc. and its subsidiaries.

The following is a discussion of the results of operations and financial condition of the Company. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto presented under ITEM 8, “Financial Statements and Supplementary Data”.

RESTRUCTURING
On February 24, 2000, a corporate restructuring was completed and Group became the new parent holding company of the Company, which remains the holding company for Group’s U.S. operations. Holders of the Company’s common stock automatically became holders of the same number of Group’s common shares. See ITEM 1, “Business – The Company” for a further discussion.

INDUSTRY CONDITIONS
The worldwide reinsurance and insurance businesses are highly competitive yet cyclical by product and market. Competition with respect to the types of reinsurance and insurance business in which the Company is engaged is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer or insurer by A.M. Best and/or Standard & Poor’s, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. These factors operate at the individual market participant level to varying degrees as applicable to the specific participant’s circumstances. They also operate in aggregate across the reinsurance industry more generally contributing, in combination with background, economic conditions and variations in the reinsurance buying practices of insurance companies, by participant and in the aggregate, to cyclical movements in reinsurance rates, terms and conditions and ultimately reinsurance industry aggregate financial results.

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

In 2004, the favorable market conditions, which had developed during 2000 through 2003, generally began to weaken. There were signs that pricing for most property classes declined modestly and that pricing for most casualty classes softened. Competition increased, in part due to the relative profitability achieved by many reinsurers over 2002 and 2003 and the attendant buildup of capital in these participants. However, this profitability and capital buildup varied significantly by market participant, reflecting the fact that the industry generally still remained exposed to fundamental issues that had negatively impacted its aggregate capacity in 2002 and 2003, including weak investment market conditions and adverse loss emergence. Both of these had tended to depress the industry’s aggregate financial performance and perceptions of financial strength of industry participants over this period albeit with significant variation by individual market participant. The industry experienced a record level of catastrophe losses during 2004, particularly in the second half of the year, and it remains unclear whether the aggregate catastrophe losses experienced by the industry will reverse, stop or even moderate the trends toward market softening, particularly as respects property classes.

Through 2003, reinsurance and insurance markets had generally continued to firm, reflecting the continuing, although diminishing, implications of losses arising from the terrorist attacks of September 11, 2001, and more broadly, the impact of aggregate company reactions to broad and growing recognition that competition in the late 1990s reached extremes in many classes and markets, which ultimately led to inadequate pricing and overly broad terms, conditions and coverages. The effect of these extremes, which became apparent through excessive loss emergence, varied widely by company depending on product offerings, markets accessed, underwriting and operating practices, competitive strategies and business volumes. Across all market participants, however, the aggregate general effect was depressed financial results and erosion of the industry capital base. Coupled with deteriorating investment market conditions and results, and renewed concerns regarding longer-term industry specific issues, including asbestos exposure and sub-par capital returns, these financial impacts introduced substantial, and in some cases extreme, pressure for the initiation and/or strengthening of corrective action by individual market participants. These pressures, aggregating across industry participants, reinforced the trend established in 2000 through 2003 toward firming prices, more restrictive terms and conditions, tightened coverage availability across most classes and markets and increasing concern with respect to the financial security of insurance and reinsurance providers, impacts which set the stage for the 2004 trends discussed above.

The Company has been somewhat disappointed by industry developments in 2004, which have generally operated to modestly weaken pricing. The Company can not predict with any reasonable certainty whether and to what extent these trends or conditions will persist and in particular whether the property catastrophe losses experienced by the industry in 2004 will lessen competitive pressures, particularly for the property classes of business. Notwithstanding these catastrophe losses, the continued growth of reinsurance capacity, particularly in Bermuda, changes in the Lloyd’s market, and the potential reemergence of a market share orientation among some industry participants, combined with improving and in some cases strong financial results, continue to contribute to uncertainty about the prospective level of competitive pressures.

FINANCIAL SUMMARY
The Company’s management monitors and evaluates overall Company performance based upon financial results. The following table displays a summary of the consolidated net income for the periods indicated:

	Years Ended December 31,

(Dollars in thousands)	2004	2003	2002

Gross written premiums	$3,820,695	$4,293,608	$2,755,422
Net written premiums	2,932,718	3,087,623	2,189,519
REVENUES:
Premiums earned	$2,829,151	$2,757,724	$1,957,346
Net investment income	329,184	284,832	257,987
Net realized capital gains (losses)	56,710	(22,883)	(53,127)
Net derivative expense	-	-	(3,466)
Other expense	(73,403)	(13,976)	(21,847)

Total revenues	3,141,642	3,005,697	2,136,893

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,172,371	1,999,667	1,398,953
Commission, brokerage, taxes and fees	577,499	595,486	488,435
Other underwriting expenses	84,623	85,735	65,060
Interest expense	75,539	57,288	44,573

Total claims and expenses	2,910,032	2,738,176	1,997,021

INCOME BEFORE TAXES	231,610	267,521	139,872
Income tax expense	56,137	61,036	24,769

NET INCOME	$175,473	$206,485	$115,103

Effective January 1, 2004, Everest Re sold its UK branch to Bermuda Re and in conjunction with the sale, Everest Re provided a reserve indemnity agreement for adverse development on loss and loss adjustment expenses (“LAE”) reserve balances as of December 31, 2002, as well as made sale related adjustments for the 2003 and 2002 quota share cessions. In order to provide comparability of the financial results between the years, the 2003 and 2002 results need to be adjusted to exclude the UK branch activity. For the year ended December 31, 2003, gross written premiums, net written premiums, premiums earned, incurred losses and LAE and other operating expenses would decrease by $443.5 million, $325.9 million, $290.3 million, $202.7 million and $68.3 million, respectively. For the year ended December 31, 2002, gross written premiums, net written premiums, premiums earned, incurred losses and LAE and underwriting expenses would decrease by $186.5 million, $155.8 million, $133.6 million, $97.4 million and $28.3 million, respectively. Effectively, these adjustments remove the UK branch from the operating results for the years ended December 31, 2003 and 2002.

The following tables reflect the reconciliation from reported to proforma for the periods indicated:

	Year Ended December 31, 2003
(Dollars in thousands)	As Reported	UK Branch Adjustment	Proforma
Gross written premiums	$4,293,608	$(443,481)	$3,850,127
Net written premiums	3,087,623	(325,893)	2,761,730
REVENUES:
Premiums earned	$2,757,724	$(290,317)	$2,467,407
Net investment income	284,832	-	284,832
Net realized capital losses	(22,883)	-	(22,883)
Other expense	(13,976)	-	(13,976)

Total revenues	3,005,697	(290,317)	2,715,380

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,999,667	(202,744)	1,796,923
Commission, brokerage, taxes and fees	595,486	(61,164)	534,322
Other underwriting expense	85,735	(7,174)	78,561
Interest expense	57,288	-	57,288

Total claims and expenses	2,738,176	(271,082)	2,467,094

INCOME BEFORE TAXES	$267,521	$(19,235)	$248,286

	Year Ended December 31, 2002
(Dollars in thousands)	As Reported	UK Branch Adjustment	Proforma
Gross written premiums	$2,755,422	$(186,538)	$2,568,884
Net written premiums	2,189,519	(155,845)	2,033,674
REVENUES:
Premiums earned	$1,957,346	$(133,583)	$1,823,763
Net investment income	257,987	-	257,987
Net realized capital losses	(53,127)	-	(53,127)
Net derivative expense	(3,466)	-	(3,466)
Other expense	(21,847)	-	(21,847)

Total revenues	2,136,893	(133,583)	2,003,310

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,398,953	(97,442)	1,301,511
Commission, brokerage, taxes and fees	488,435	(24,341)	464,094
Other underwriting expense	65,060	(3,940)	61,120
Interest expense	44,573	-	44,573

Total claims and expenses	1,997,021	(125,723)	1,871,298

INCOME BEFORE TAXES	$139,872	$(7,860)	$132,012

Additionally, in order to provide comparability of the financial results between the years, the 2004 results need to be adjusted to exclude the one-time effects associated with the branch sale. As a result of that adjustment, net written premiums would decrease by $139.8 million and premiums earned, incurred losses and LAE and underwriting expenses would decrease by $118.8 million, $118.6 million and $30.9 million, respectively. This adjusts the operating results for the year ended December 31, 2004 to exclude the one-time effects related to the sale.

The following table reflects the reconciliation from reported to proforma segment underwriting results for the period indicated:

	Year Ended December 31, 2004
(Dollars in thousands)	As Reported	UK Branch Adjustment	Proforma
Gross written premiums	$3,820,695	$-	$3,820,695
Net written premiums	2,932,718	(139,751)	2,792,967
REVENUES:
Premiums earned	$2,829,151	$(118,815)	$2,710,336
Net investment income	329,184	-	329,184
Net realized capital losses	56,710	-	56,710
Other expense	(73,403)	-	(73,403)

Total revenues	3,141,642	(118,815)	3,022,827

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,172,371	(118,567)	2,053,804
Commission, brokerage, taxes and fees	577,499	(30,962)	546,537
Other underwriting expense	84,623	-	84,623
Interest expense	75,539	-	75,539

Total claims and expenses	2,910,032	(149,529)	2,760,503

INCOME BEFORE TAXES	$231,610	$30,714	$262,324

In the remainder of this Financial Summary section and the following Segment Information section, all analyses relate to the comparable proforma information, except where indicated.

As indicated in the preceding “Industry Conditions” section, the reinsurance and insurance industry generally experienced favorable market conditions from 2001 through 2003. These favorable market conditions, coupled with the Company’s financial strength, strategic positioning and market and underwriting expertise, enabled the Company to increase its volume of business significantly over this period. With the change in competitive trend throughout 2004 and with little clarity regarding the impact of property catastrophe losses on prospective market conditions, the Company continued to adapt its operations to slow its rate of growth and even decrease writings for some classes of business and reemphasize its focus on profitability as opposed to volume.

Gross written premiums were $3.8 billion for the year ended December 31, 2004, a decrease of 0.8% as compared with $3.9 billion for the year ended December 31, 2003, which had increased 49.9% compared with the year ended December 31, 2002. Gross written premiums were $2.6 billion for the year ended December 31, 2002, an increase of 46.2% compared with the year ended December 31, 2001.

Due to the nature of its businesses, the Company is unable to precisely differentiate between the effects of price changes as compared to the effects of changes in exposure. Similarly, because individual reinsurance arrangements often reflect revised coverages, structuring, pricing, terms and/or conditions from period to period, the Company is unable to differentiate between the premium volumes attributable to new business as compared to renewal business. Management believes, however, that on balance, the Company’s growth has been reasonably balanced between growth in exposures underwritten and increased pricing and/or improved terms and conditions. Management believes further that market conditions, although changing, remain generally more favorable for casualty business classes than for property business classes; however, management notes that it continues to see business opportunities in most product classes and markets. Although premium volumes on a year to date basis have decreased only slightly, the Company continues to decline business that does not meet its objectives regarding underwriting profitability, a discipline which became more apparent over the second half of 2004 with quarterly volumes for the third and fourth quarters which reflected year over year declines in gross premiums written.

In June 2004, the Company received notification of termination with respect to its contract with American All-Risk Insurance Services, LLC, its single largest producer of California workers’ compensation insurance. In 2004, American All-Risk Insurance Services, LLC accounted for approximately 9.6% of the Company's total gross written premiums. Under the terms of the contract, the agency continued to produce business exclusively for the Company through October 15, 2004. The business produced under this relationship will continue in force through the policy expiration dates or cancellation. The Company does not believe that the termination of this contract will have a material adverse effect on future Company operations and believes the termination was not entirely inconsistent with its plan to moderate its writings in this market.

Net written premiums, comprised of gross written premiums less ceded premiums, were $2.8 billion for the years ended December 31, 2004 and 2003. The year ended December 31, 2003 had increased 35.8% compared with the year ended December 31, 2002. Net written premiums for the year ended December 31, 2002 were $2.0 billion, an increase of 52.9% compared with the year ended December 31, 2001. The majority of cessions in both periods continue to relate to the quota share reinsurance between Everest Re and Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”).

Premiums earned were $2.7 billion for the year ended December 31, 2004, an increase of 9.8% compared with $2.5 billion for the year ended December 31, 2003, which had increased 35.3% compared with the year ended December 31, 2002. Premiums earned for the year ended December 31, 2002 were $1.8 billion, an increase of 46.1% compared with the year ended December 31, 2001. These increases reflect period to period changes in net written premiums and business mix together with normal variability in earning patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. Changes in estimates related to unreported reinsurance activity may also affect premiums earned.

Incurred losses and LAE for the year ended December 31, 2004 were $2.1 billion, an increase of 14.3% compared with $1.8 billion for the year ended December 31, 2003, which had increased 38.1% compared with the year ended December 31, 2002. Incurred losses and LAE for the year ended December 31, 2002 were $1.3 billion, an increase of 32.6% compared with the year ended December 31, 2001. The major contributing factor for the increases in 2004 was the increase in incurred losses and LAE due to property catastrophe net event losses of $257.5 million, arising principally from hurricanes Charley, Frances, Ivan and Jeanne, Pacific typhoons, Edmonton hailstorms and the Asian tsunami. Other factors, including the level of incurred losses and LAE related to changes in volume as measured by earned premium, changes in rates, and terms and the effect of changes in prior period loss reserve estimates, also contributed. The increase in incurred losses and LAE relating to net adverse prior period reserve strengthening of $184.8 million, $201.5 million and $82.7 million for years ended December 31, 2004, 2003 and 2002, respectively, principally related to the Company’s treaty casualty business, particularly professional liability classes, and workers’ compensation business, partially offset in 2004 by a $32.7 million reduction in reserves related to the World Trade Center events.

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

In the workers’ compensation insurance class, the majority of which was written in California, the Company has experienced adverse development primarily for accident years 2001 and 2002. As a result of significant growth in this book of business in a challenging business environment, the Company’s writings in this class were relatively more subject to variability than are some of its more established and/or stable lines of business. Although cumulative results through 2003 continue to be profitable for this book of business, there has been some deterioration in claim frequency and severity related to accident years 2001 and 2002, which the Company generally attributes to the growth of this portfolio of business

The Company’s reserving methodologies continuously monitor the emergence of loss and loss development trends, seeking on a timely basis, to both adjust reserves for the impact of trend shifts and to factor the impact of such shifts into its underwriting and pricing on a prospective basis.

Commission, brokerage and tax expense for the years ended December 31, 2004, 2003 and 2002 were $546.5 million, $534.3 million and $464.1 million, respectively, increasing principally as a result of premium volume changes, as these expenses generally vary in direct proportion to premiums earned. However, the percentage increase in expenses primarily reflected the impact of changes in the Company’s business mix.

Net investment income was $329.2 million for the year ended December 31, 2004, an increase of 15.6% compared with $284.8 million for the year ended December 31, 2003, which had increased 10.4% compared with the year ended December 31, 2002. Net investment income for the year ended December 31, 2002 was $258.0 million, a decrease of 3.0% compared with the year ended December 31, 2001. The year ended December 31, 2004 included a $32.7 million increase arising from an atypical increase in the value of one of the Company’s limited partnership investments. Excluding this increase, the net investment income increase generally reflected growth in the Company’s cash and invested assets. Premiums are generally collected over the first 12 to 15 months of the Company’s reinsurance and insurance contract, while related losses are typically paid out over several years. This tends to increase cash flow from operations when premiums are increasing. The Company’s cash flow from operations was $921.6 million, $1,051.0 million and $431.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. Cash flow from operations was impacted in particular by increased loss payments relating to catastrophe losses and net asbestos claim settlements in 2004. Coupled with the issuance of junior subordinated debt securities, this contributed to the growth in the Company’s total investments and cash to $7,496.3 million.

Net realized capital gains of $56.7 million for the year ended December 31, 2004 were primarily the result of gains on the sale of the Company’s interest only strips investment portfolio. Net realized capital losses of $22.9 million and $53.1 million for the years ended December 31, 2003 and 2002, respectively, were primarily the result of valuation adjustments on the interest only strip portfolio in accordance with Emerging Issues Task Force No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”) and write-downs in the value of securities deemed to be impaired on an other than temporary basis, partially offset by realized gains.

The Company’s income tax expense is primarily a function of the U.S. statutory tax rate and the impact from tax preferenced investment income. Additionally, in conjunction with the transfer of the Company’s UK Branch to Bermuda Re, there were various tax issues giving rise to incremental net tax expenses in 2004. The Company incurred income tax expenses of $56.1 million, $61.0 million and $24.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. The slight decrease in tax expense primarily reflected the impact of the catastrophe losses on 2004 operating results, which were partially offset by additional taxable net investment income, taxable realized capital gains and the expense associated with the transfer of the UK branch.

Other expense was $73.4 million, $14.0 million and $21.8 million in 2004, 2003 and 2002, respectively. This change was primarily due to increased deferrals of the retroactive reinsurance agreements with affiliates for asbestos reserve strengthening.

Net income for the years ended December 31, 2004, 2003 and 2002 was $175.5 million, $206.5 million and $115.1 million, respectively, generally reflecting a decrease in operating results due to the catastrophe losses, partially offset by improved investment results and realized capital gains.

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

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting gain (loss) or underwriting results. Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses and are analyzed using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively divide incurred losses, commissions and brokerage and other underwriting expenses by earned premium. For selected financial information regarding these segments, see Note 16 of Notes to Consolidated Financial Statements.

Effective January 1, 2004, Everest Re sold its United Kingdom branch to Bermuda Re, a Bermuda insurance company and a direct subsidiary of Group. Business for this branch was previously included in the International segment and is now included in the Bermuda segment. Due to the sale and in accordance with FAS 131, the Company restated the International segment for the years ended December 31, 2003 and 2002 to conform to December 31, 2004 segment reporting. For the year ended December 31, 2003 the International segment was adjusted to exclude the UK branch activity. As a result of that adjustment, gross written premiums, net written premiums, premiums earned, incurred losses and LAE and other expenses decreased by

$443.5 million, $325.9 million, $290.3 million $202.7 million, and $68.3 million, respectively. As a result of a similar adjustment for the year ended December 31, 2002, gross written premiums, net written premiums, premiums earned, incurred losses and LAE and other expenses decreased by $186.5 million, $155.8 million, $133.6 million $97.4 million, and $28.3 million, respectively. Effectively, these adjustments remove the UK branch from the 2003 and 2002 International segment making period over period results comparable.

The following tables reflect reconciliations from reported to proforma for the International segment for the periods indicated:

	Year Ended December 31, 2003
(Dollars in thousands)	As Reported	UK Branch Adjustment	Proforma
Gross written premiums	$968,891	$(443,481)	$525,410
Net written premiums	661,214	(325,893)	335,321
Premiums earned	$614,224	$(290,317)	$323,907
Claims and expenses:
Incurred losses and loss adjustment expenses	425,259	(202,744)	222,515
Commission, brokerage, taxes and fees	128,306	(61,164)	67,142
Other underwriting expense	16,908	(7,174)	9,734

Total claims and expenses	570,473	(271,082)	299,391

Income before taxes	$43,751	$(19,235)	$24,516

	Year Ended December 31, 2002
(Dollars in thousands)	As Reported	UK Branch Adjustment	Proforma
Gross written premiums	$550,842	$(186,538)	$364,304
Net written premiums	455,806	(155,845)	299,961
Premiums earned	$408,830	$(133,583)	$275,247
Claims and expenses:
Incurred losses and loss adjustment expenses	260,855	(97,442)	163,413
Commission, brokerage, taxes and fees	92,625	(24,341)	68,284
Other underwriting expense	13,196	(3,940)	9,256

Total claims and expenses	366,676	(125,723)	240,953

Income before taxes	$42,154	$(7,860)	$34,294

In 2003, Everest National, another subsidiary of the Company, opened a regional office in California to better serve its western U.S. insurance business. The business produced through this additional office is included in the U.S. Insurance operation.

The following tables present the relevant operating results for the operating segments for the three years ended December 31, 2004, 2003 and 2002:

	U.S. Reinsurance
(Dollars in thousands)	2004	2003	2002

Gross written premiums	$1,478,159	$1,752,302	$894,555
Net written premiums	1,148,522	1,299,523	730,827
Premiums earned	$1,155,317	$1,060,338	$658,131
Incurred losses and loss adjustment expenses	947,467	764,794	501,000
Commission and brokerage	274,370	262,339	163,808
Other underwriting expenses	23,390	21,672	18,876

Underwriting (loss) gain	$(89,910)	$11,533	$(25,553)

	U.S. Insurance
(Dollars in thousands)	2004	2003	2002

Gross written premiums	$1,167,808	$1,069,527	$821,442
Net written premiums	788,457	741,202	553,974
Premiums earned	$726,344	$683,968	$465,719
Incurred losses and loss adjustment expenses	540,734	520,360	345,326
Commission and brokerage	70,881	104,121	111,562
Other underwriting expenses	44,834	38,569	25,802

Underwriting gain (loss)	$69,895	$20,918	$(16,971)

	Specialty Underwriting
(Dollars in thousands)	2004	2003	2002

Gross written premiums	$487,072	$502,888	$488,583
Net written premiums	364,256	385,684	448,912
Premiums earned	$356,705	$399,194	$424,666
Incurred losses and loss adjustment expenses	249,086	289,254	291,772
Commission and brokerage	94,680	100,720	120,440
Other underwriting expenses	7,069	6,475	6,363

Underwriting gain	$5,870	$2,745	$6,091

	International
(Dollars in thousands)	2004	2003	2002

Gross written premiums	$687,657	$525,410	$364,304
Net written premiums	491,732	335,321	299,961
Premiums earned	$471,970	$323,907	$275,247
Incurred losses and loss adjustment expenses	316,517	222,515	163,413
Commission and brokerage	106,606	67,142	68,284
Other underwriting expenses	11,298	9,734	9,256

Underwriting gain	$37,549	$24,516	$34,294

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the years ended December 31:

(Dollars in thousands)	2004	2003	2002

Underwriting gain	$23,404	$59,712	$(2,139)
UK branch sale and related transactions	(30,714)	19,235	7,860

Underwriting (loss) gain	(7,310)	78,947	5,721
Net investment income	329,184	284,832	257,987
Realized gain (loss)	56,710	(22,883)	(53,127)
Net derivative expense	-	-	(3,466)
Corporate income (expense)	1,968	(2,111)	(823)
Interest expense	(75,539)	(57,288)	(44,573)
Other expense	(73,403)	(13,976)	(21,847)

Income before taxes	$231,610	$267,521	$139,872

All the comparative analysis in this Segment Information section relates to the proforma information in the above table except where indicated otherwise.

CONSOLIDATED RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003
Premiums.     Gross written premiums decreased 0.8% to $3,820.7 million in 2004 from $3,850.1 million in 2003, reflecting increased competitive pressures on pricing, particularly on U.S. Reinsurance property and casualty classes of business. Adjusting to these market conditions, the U.S. Reinsurance operation decreased 15.6% ($274.1 million), principally relating to a $142.5 million decrease in treaty casualty business, a $74.9 million decrease in facultative business, a $32.6 million decrease in treaty property business and a $19.8 million decrease in treaty non-property business. The Specialty Underwriting operation decreased 3.1% ($15.8 million), resulting primarily from a $70.4 million decrease in A&H business, partially offset by an increase in surety business of $29.6 million and an increase in marine and aviation business of $25.0 million. Partially offsetting these decreases were areas where the company continued to grow. The International operation saw a 30.9% ($162.2 million) increase, primarily due to a $97.7 million increase in international business written through the Miami and New Jersey offices, representing primarily Latin American business, and a $67.2 million increase in Asian business. The U.S. Insurance operation grew 9.2% ($98.3 million), principally as a result of a

$193.8 million increase in program business other than workers’ compensation, partially offset by a $95.5 million decrease in workers’ compensation business.

Ceded premiums decreased to $1,027.7 million in 2004 from $1,088.4 million in 2003, principally resulting from the inclusion in 2003 of $49.6 million in adjustment premiums relating to claims made under the 2000 accident year aggregate excess of loss element of the Company’s corporate retrocessional programs, compared with no such adjustment premiums in 2004. Ceded premiums relate primarily to quota share reinsurance agreements between Everest Re and Bermuda Re and Everest International. Under these agreements Everest Re ceded to Bermuda Re 22.5% and to Everest International 2.5% of its net retained liability on all new and renewal policies written for underwriting year 2004, Everest Re ceded to Bermuda Re 25% of its net retained liability on all new and renewal policies written for underwriting year 2003, Everest Re ceded to Bermuda Re 20% of its net retained liability on all new and renewal polices written for underwriting year 2002, and Everest Re’s Canadian branch ceded to Bermuda Re 50% of its net retained liability on all new and renewal property polices written for the 2004 and 2003 underwriting years.

Net written premiums increased by 1.1% to $2,793.0 million in 2004 from $2,761.7 million in 2003, reflecting the decrease in gross written premiums, combined with a slightly larger decrease in ceded premiums.

Premium Revenues.     Net premiums earned increased by 9.8% to $2,710.3 million in 2004 from $2,467.4 million in 2003. Contributing to this increase was a 45.7% ($148.1 million) increase in the International operation, a 9.0% ($95.0 million) increase in the U.S. Reinsurance operation and a 6.2% ($42.4 million) increase in the U.S. Insurance operation, partially offset by a 10.6% ($42.5 million) decrease in the Specialty Underwriting operation. All of these changes reflect period to period changes in net written premiums and business mix, together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items. Changes in estimates related to unreported reinsurance activity may also affect premiums earned.

Expenses.     Incurred loss and LAE increased by 14.3% to $2,053.8 million in 2004 from $1,796.9 million in 2003. The increase in incurred losses and LAE was principally attributable to the provision for estimated catastrophe losses from hurricanes Charley, Frances, Ivan and Jeanne, the Pacific typhoons, the Asian tsunami and the net reserve adjustments for prior period losses, together with the mitigating effects of the impact of favorable changes in the Company’s underlying business mix and aggregate rates, terms and conditions.

The Company’s loss and LAE reserves reflect estimates of ultimate claim liability. Such estimates are reevaluated on an ongoing basis, including re-estimates of prior period reserves, taking into consideration all available information and, in particular, newly reported loss and claim experience. The effect of such reevaluations impacts incurred losses for the current period. The Company notes that its analytical methods and processes operate at multiple levels, including individual contracts, groupings of like contracts, classes and lines of business, internal business units, segments, legal entities, and in the aggregate. The complexities of the Company’s business and operations require analyses and adjustments, both qualitative and quantitative, at these various levels. Additionally, the attribution of reserves, changes in reserves and incurred losses between accident year and underwriting year requires adjustments and allocations, both qualitative and quantitative, at these various levels. All of these processes, methods and practices appropriately balance actuarial science, business expertise and management judgment in a manner intended to assure the accuracy, precision and consistency of the Company’s reserving practices, which are fundamental to the Company’s operation. The

Company notes, however, that the underlying reserves remain estimates, which are subject to variation, and that the relative degree of variability is generally least when reserves are considered in the aggregate and generally increases as the focus shifts to more granular data levels.

Incurred losses and LAE in 2004 reflected ceded losses and LAE of $789.6 million compared to ceded losses and LAE in 2003 of $688.8 million. Ceded losses and LAE in 2004 included $480.2 of ceded losses relating to the quota share reinsurance transactions noted earlier between Everest Re and Bermuda Re and Everest International as compared with ceded losses of $422.9 million for 2003. The ceded losses and LAE for 2003 included $85.0 million of losses ceded under the 2000 accident year aggregate excess of loss component of the Company’s corporate retrocessional program and $81.1 million under an aggregate excess of loss reinsurance agreement provided by Prudential Property and Casualty Insurance Company of Indiana (“Prupac”), a wholly-owned subsidiary of The Prudential. On October 31, 2003, LM Property & Casualty Insurance Company (“LM”) completed its purchase of Prupac and its obligations from The Prudential. The Prudential continues to guarantee LM’s obligation under this agreement. Cessions under this reinsurance agreement exhausted the limit available under the contract at December 31, 2003.

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and adverse development on prior period events and are net of reinsurance. Individual catastrophe losses are reported net of specific reinsurance, but before recoveries under corporate level reinsurance and potential incurred by not reported (“IBNR”) reserve offsets. The Company defines a catastrophe as a property event with expected reported losses of at least $5.0 million before corporate level reinsurance and taxes. Catastrophe losses, net of contract specific cessions and the inter-affiliate quota share reinsurance described above, were $257.5 million in 2004, relating principally to aggregate estimated losses of $290.9 million from hurricanes Charley, Frances, Ivan and Jeanne, Pacific typhoons, Edmonton hailstorms and the Asian tsunami, which were partially offset by $32.7 million of reserve reductions related to the World Trade Center events. Catastrophe losses, net of contract specific cessions and the inter-affiliate quota share reinsurance described above, were $22.3 million in 2003, relating principally to the May 2003 tornado and hailstorm events and hurricanes Fabian and Isabel.

The following table shows the net catastrophe losses for each of the Company’s operating segments for 2004 and 2003.

(Dollars in millions) Segment Net Catastrophe Losses

Segment	2004	2003

U.S. Reinsurance	$179.3	$17.7
U.S. Insurance	0.8	1.1
Specialty Underwriting	14.1	2.5
International	63.3	1.0

Total	$257.5	$22.3

Net adverse prior period reserve adjustments for the year ended December 31, 2004 were $184.9 million compared to $201.5 million in 2003. For the year ended December 31, 2004, the adverse reserve adjustments included net adverse asbestos and environmental (“A&E”) adjustments of $10.3 million and net adverse non-A&E adjustments of approximately $207.3 million relating primarily to casualty reinsurance, in particular, workers’ compensation, partially offset by favorable development of $32.7 million relating to the reduction of reserves for the World Trade Center events. For the year ended December 31, 2003, net adverse prior period reserve adjustments for A&E exposures were $16.8 million and net adverse non-A&E adjustments were $184.7 million, which were net of a cession of $85 million under the 2000 accident year aggregate excess of loss component of the Company’s corporate retrocessional program. It is important to note that adverse non-A&E accident year reserve development arises from the reevaluation of accident year results, that such reevaluations also impact premiums and commissions attributed by accident year, generally mitigating, in part, the impact of loss development and that such impacts are recorded as part of the overall reserve evaluation.

The U.S. Reinsurance segment accounted for $103.4 million of net adverse prior period reserve adjustments for the year ended December 31, 2004, which included $34.2 million of favorable development due to the reserve reduction related to the catastrophe losses from the World Trade Center events, as compared to net adverse prior period reserve adjustments of $150.9 million for the year ended December 31, 2003. Asbestos exposures accounted for $10.3 million and $16.8 million of adverse reserve adjustments for the years ended December 31, 2004 and 2003, respectively, with the remainder principally attributable to professional liability and casualty business classes. During the late 1990s and early 2000s, there had been a proliferation of claims relating to bankruptcies and other financial management improprieties. This increased number of claims, combined with larger claims, has significantly increased incurred losses on the professional liability policies. In the general casualty area, the Company continues to experience losses greater than historical trends for accident years 1998 through 2001. These losses are being driven by adverse trends in litigation and economic variability. In both the professional liability and general casualty reinsurance areas, the Company relies upon loss reports from ceding companies. Although the Company may record reserves at higher levels than those reported by ceding companies, actual reported results have exceeded the initial loss indications.

The U.S. Insurance segment reflected $54.0 million and $58.7 million of net adverse prior period reserve adjustments for the years ended December 31, 2004 and 2003, respectively. The adverse prior period reserve adjustments were principally due to accident years 2000 through 2002, where the Company strengthened its reserves for California workers’ compensation insurance. This was a relatively new book of business and was written in a challenging political and economic environment. While management believes that cumulative results through 2004 remain quite positive, there has been some deteriorating in claim frequency and severity related to accident years 2001 and 2002.

The Specialty Underwriting segment had $17.5 million of net adverse prior period reserve adjustments for the year ended December 31, 2004, principally related to net adverse prior period reserve adjustments in the surety and A&H business lines partially offset by favorable development from marine and aviation. The net favorable prior period reserve adjustments for the year ended December 31, 2003 were $23.9 million, primarily related to A&H business.

The International segment had $10.0 million and $15.8 million of net adverse prior period reserve adjustments for the years ended December 31, 2004 and 2003, respectively. The adverse prior period reserve adjustments in 2004 related primarily to 2003 Canadian property catastrophe, international and Asia business. The prior period reserve development for 2003 related primarily to general casualty business written on both a quota share and excess basis for accident years 1996 through 2002.

Aggregate reserve development related to A&E exposures was $10.3 million and $16.8 million for the years ended December 31, 2004 and 2003, respectively. The Company has A&E exposure related to contracts written by the Company prior to 1986 and to claim obligations acquired as part of the Mt. McKinley acquisition in September 2000. The reserve strengthening on business written by the Company, net of reinsurance, was $10.3 million in 2004. Substantially all of the Company’s A&E exposures relate to insurance and reinsurance contracts with coverage periods prior to 1986. Given the uncertainties surrounding the settlement of A&E losses, management is unable to establish a meaningful range for these obligations.

The following table shows the net prior period reserve adjustments for each of the Company’s operating segments for 2004 and 2003.

(Dollars in millions) Segment Net Prior Period Reserve Adjustments

Segment	2004	2003

U.S. Reinsurance	$103.4	$150.9
U.S. Insurance	54.0	58.7
Specialty Underwriting	17.5	(23.9)
International	10.0	15.8

Total	$184.9	$201.5

In all cases, the prior period development, sometimes referred to as reserve strengthening, reflects management’s judgment as to the implications of losses and claim information reported during the period on the Company’s reserve balances.

The segment components of the increase in incurred losses and LAE in 2004 from 2003 were a 42.2% ($94.0 million) increase in the International operation, a 23.9% ($182.7 million) increase in the U.S. Reinsurance operation and a 3.9% ($20.4 million) increase in the U.S. Insurance operation. These increases were partially offset by a 13.9% ($40.2 million) decrease in the Specialty Underwriting operation. These changes reflect variability in premiums earned and changes in the loss expectation assumptions for business written, as well as the net prior period reserve development and catastrophe losses discussed above. Incurred losses and LAE for each operation were also impacted by generally improved pricing of the underlying business, as well as variability relating to changes in the mix of business by class and type, which in general reflected a more favorable mix.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by net premiums earned, increased by 3.0 percentage points to 75.8% in 2004 from 72.8% in 2003, reflecting the impact of the changes in premiums earned and incurred losses and LAE discussed above, as well as favorable changes in the underlying business mix and aggregate rates, terms and conditions.

The following table shows the loss ratios for each of the Company’s operating segments for 2004 and 2003. The loss ratios for all operations were impacted by the factors noted above.

Segment Loss Ratios

Segment	2004	2003

U.S. Reinsurance	82.0%	72.1%
U.S. Insurance	74.4%	76.1%
Specialty Underwriting	69.8%	72.5%
International	67.1%	68.7%

Segment underwriting expenses increased by 3.7% to $633.1 million in 2004 from $610.8 million in 2003. Commission, brokerage, taxes and fees increased by $12.2 million, principally reflecting increases in premium volume and changes in the mix of business. Segment other underwriting expenses increased by $10.1 million as the Company continues to expand operations to support its increased business volume. Contributing to the segment underwriting expense increases were a 53.4% ($41.0 million) increase in the International operation and a 4.8% ($13.7 million) increase in the U.S. Reinsurance operation, which were all partially offset by a 18.9% ($27.0 million) decrease in the U.S. Insurance operation and a 5.1% ($5.4 million) decrease in the Specialty Underwriting operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance, as well as the underwriting performance of the underlying business. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 23.3% in 2004 compared to 24.8% in 2003.

The following table shows the expense ratios for each of the Company’s operating segments in 2004 and 2003.

Segment Expense Ratios

Segment	2004	2003

U.S. Reinsurance	25.8%	26.8%
U.S. Insurance	16.0%	20.8%
Specialty Underwriting	28.6%	26.8%
International	24.9%	23.7%

The Company’s combined ratio, which is the sum of the loss and expense ratios, increased by 1.4 percentage points to 99.1% in 2004 compared to 97.7% in 2003.

The following table shows the combined ratios for each of the Company’s operating segments in 2004 and 2003. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios

Segment	2004	2003

U.S. Reinsurance	107.8%	98.9%
U.S. Insurance	90.4%	96.9%
Specialty Underwriting	98.4%	99.3%
International	92.0%	92.4%

Investments.     Net investment income increased 15.6% to $329.2 million in 2004 from $284.8 million in 2003, principally reflecting the effects of investing $921.6 million of cash flow from operations for the twelve months ended December 31, 2004, as well as $320.0 of net proceeds from the issuance of junior subordinated debt securities in March 2004 and $246.7 of net proceeds from the issuance of senior notes in October 2004, all partially offset by the effects of the lower interest rate environment and a $6.0 million decrease from the impact of the UK branch sale. The increase also reflected $32.7 million representing an atypical increase in the carrying value of a limited partnership investment.

The following table shows a comparison of various investment yields for the periods indicated:

	2004	2003

Imbedded pre-tax yield of cash and invested assets at December 31, 2004 and 2003	4.5%	4.7%
Imbedded after-tax yield of cash and invested assets at December 31, 2004 and 2003	3.6%	3.8%
Annualized pre-tax yield on average cash and invested assets for the twelve months ended December 31, 2004 and 2003	5.0%	5.2%
Annualized after-tax yield on average cash and invested assets for the twelve months ended December 31, 2004 and 2003	3.9%	4.2%

Net realized capital gains were $56.7 million in 2004, reflecting realized capital gains on the Company’s investments of $107.4 million, including $77.6 million on the sale of interest only strip investments. This was partially offset by $50.7 million of realized capital losses, which included $43.9 million related to the write-downs in the value of interest only strips deemed to be impaired on an other than temporary basis in accordance with EITF 99-20. Net realized capital losses of $22.9 million in 2003 reflected realized capital losses on the Company’s investments of $51.5 million, which included $16.4 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis and $25.2 million related to the impairment on interest only strips, partially offset by $28.6 million of realized capital gains, which included $12.5 million of realized capital gains on sales of the interest only strips.

The Company has one credit default swap, a type of contract which it no longer writes. This contract meets the definition of a derivative under Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). There was no net derivative expense from this credit default transaction in 2004 and 2003.

Other expense was $73.4 million and $14.0 million in 2004 and 2003, respectively. This change was primarily due to increased deferrals of the retroactive reinsurance agreements with affiliates for asbestos reserve strengthening.

Interest expense in 2004 was $75.5 million compared to $57.3 million in 2003. Interest expense in 2004 included $42.0 million relating to the senior notes, $32.4 million relating to the junior subordinated debt securities and $1.2 million relating to borrowings under the Company’s revolving credit facility. Interest expense in 2003 reflected $38.9 million relating to the issuance of the senior notes, $17.0 million relating to the junior subordinated debt securities and $1.4 million relating to borrowings under the Company’s revolving credit facility. The increase in interest expense was due to the additional issuance of $320 million of junior subordinated debt securities in March 2004 and the issuance of $250 million of senior notes in October 2004.

Income Taxes.     The Company’s income tax expense is primarily a function of the U.S. statutory tax rate and the impact from tax preferenced investment income. Additionally, in conjunction with the transfer of the Company’s UK Branch to Bermuda Re, there were various tax issues giving rise to net tax expenses. The Company recognized income tax expense of $56.1 million in 2004 compared to $61.0 million in 2003.

Net Income.     Net income was $175.5 million in 2004 compared to net income of $206.5 million in 2003, reflecting a decrease in underwriting results due to 2004 catastrophe losses, partially offset by an improvement in investment income, realized capital gains and decreased income taxes.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002
Premiums.     Gross written premiums increased 49.9% to $3,850.1 million in 2003 from $2,568.9 million in 2002, as the Company took advantage of the general firming of rates, terms and conditions and selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 95.9% ($857.7 million) increase in the U.S. Reinsurance operation, principally related to a $519.4 million increase in treaty casualty business, a $253.9 million increase in treaty property business and a $62.8 million increase in facultative business. The International operation increased 44.2% ($161.1 million) primarily due to a $79.6 million increase in international business written through the home office representing primarily Latin American business and a $67.4 million increase to Canadian business. The U.S. Insurance operation grew 30.2% ($248.1 million) principally as a result of a $73.2 million increase in excess and surplus lines insurance and an $89.5 million increase in workers’ compensation. The Specialty Underwriting operation increased 2.9% ($14.3 million) resulting primarily from a $38.0 million increase in A&H business and a $19.0 million decrease in marine and aviation.

Ceded premiums increased to $1,088.4 million in 2003 from $535.2 million in 2002. This increase was principally attributable to $867.4 million of ceded premiums relating to quota share reinsurance agreements between Everest Re and Bermuda Re. Under these agreements Everest Re ceded to Bermuda Re 25% of its net retained liability on all new and renewal policies written for underwriting year 2003, Everest Re ceded to Bermuda Re 20% of its net retained liability on all new and renewal policies written for underwriting year 2002, and Everest Re’s Canadian branch ceded to Bermuda Re 50% of its net retained liability on all new and renewal property policies written for the 2003 underwriting year. In addition, ceded premiums for 2003 included $49.6 million in adjustment premiums for the Company’s corporate retrocessional programs, while ceded premiums for 2002 included $5.1 million and $49.4 million in adjustment premium relating to claims made under the 2001 and 2000 accident year aggregate excess of loss elements of the Company’s corporate retrocessional programs, respectively.

Net written premiums increased by 35.8% to $2,761.7 million in 2003 from $2,033.7 million in 2002, reflecting the increase in gross written premiums, combined with the growth in ceded premiums.

Premium Revenues.     Net premiums earned increased by 35.3% to $2,467.4 million in 2003 from $1,823.8 million in 2002. Contributing to this increase was a 61.1% ($402.2 million) increase in the U.S. Reinsurance operation, a 46.9% ($218.2 million) increase in the U.S. Insurance operation and a 17.7% ($48.7 million) increase in the International operation, which was partially offset by a 6.0% ($25.5 million) decrease in the Specialty Underwriting operation. All of these changes reflect period to period changes in net written premiums and business mix together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and terms different from those of expiring contracts. As premium reporting and earnings and loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

Expenses.     Incurred loss and LAE increased by 38.1% to $1,796.9 million in 2003 from $1,301.5 million in 2002. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned, the impact of changes in the Company’s mix of business and reserve adjustments for prior period losses.

Incurred losses and LAE for 2003 reflected ceded losses and LAE of $688.8 million compared to ceded losses and LAE in 2002 of $457.0 million. Ceded losses and LAE in 2003 include $422.9 million of ceded losses relating to the quota share reinsurance transactions noted earlier between Everest Re and Bermuda Re as compared with ceded losses of $149.5 million for 2002. The ceded losses and LAE for 2003 also included $85.0 million of losses ceded under the 2000 accident year aggregate excess of loss component of the Company’s corporate retrocessional program. The ceded losses and LAE for 2002 included $11.0 million and $90.0 million of losses ceded under the 2001 and 2000 accident year aggregate excess of loss component of the Company’s corporate retrocessional program, respectively.

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events, and are net of reinsurance. A catastrophe is an event with expected reported losses of at least $5.0 million before corporate level reinsurance and taxes. Catastrophe losses, net of contract specific cessions and the inter-affiliate quota share reinsurance described above, were $22.3 million in 2003, relating principally to May 2003 tornado and hailstorm events and hurricanes Fabian and Isabel, compared to $21.0 million in 2002.

The following table shows the net catastrophe losses for each of the Company’s operating segments for 2003 and 2002.

(Dollars in millions) Segment Net Catastrophe Losses

Segment	2003	2002

U.S. Reinsurance	$17.7	$5.4
U.S. Insurance	1.1	-
Specialty Underwriting	2.5	1.1
International	1.0	14.5

Total	$22.3	$21.0

Net adverse prior period reserve adjustments related to A&E exposures were $16.8 million and $6.2 million for the years ended December 31, 2003 and 2002, respectively. The Company has A&E exposure related to contracts written by the Company prior to 1986 and to claim obligations acquired as part of the Mt. McKinley acquisition in September 2000. The adverse development on business written by the Company, net of reinsurance, was $16.8 million and the net adverse development on the acquired business was $0.0 million. Substantially all of the Company’s A&E exposures relate to insurance and reinsurance contracts with coverage periods prior to 1986.

Net prior period reserve adjustments for non-A&E exposures for the year ended December 31, 2003 were $184.7 million, which amount is net of a 2000 accident year cession of $85.0 million, and were comprised of an $134.1 million increase relating principally to the casualty exposures (including D&O liability exposures) in the U.S. Reinsurance operation, a $23.9 million decrease relating to the surety exposures in the Specialty Underwriting operation, a $15.8 million increase relating mainly to the casualty exposures of the Canadian branch elements in the International operation and a $58.7 million increase relating to the workers’ compensation exposures in the U.S. Insurance operation. The increase for the U.S. Insurance operation relates to the 2001 and 2002 accident exposure years and all other reserve adjustments relate to the 1996-2000 accident exposure years.

The following table shows the net prior period reserve adjustments for each of the Company’s operating segments for 2003 and 2002.

(Dollars in millions) Segment Net Prior Period Reserve Adjustments

Segment	2003	2002

U.S. Reinsurance	$150.9	$59.3
U.S. Insurance	58.7	11.6
Specialty Underwriting	(23.9)	(4.8)
International	15.8	16.6

Total	$201.5	$82.7

The segment components of the increase in incurred losses and LAE in 2003 from 2002 were a 36.2% ($59.1 million) increase in the International operation, a 52.7% ($263.8 million) increase in the U.S. Reinsurance operation and a 50.7% ($175.0 million) increase in the U.S. Insurance operation. These increases were partially offset by a 0.9% ($2.5 million) decrease in the Specialty Underwriting operation. These fluctuations generally reflected the changes in premiums earned, changes in the current year loss expectation assumptions for business written (generally reflecting continued improvement in market conditions) and pricing and the net prior period reserve development discussed above. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by net premiums earned, increased by 1.4 percentage points to 72.8% in 2003 from 71.4% in 2002, reflecting the combined impact of premiums earned and incurred losses and LAE discussed above.

The following table shows the loss ratios for each of the Company’s operating segments for 2003 and 2002. The loss ratios for all operations were impacted by the expense factors noted above.

Segment Loss Ratios

Segment	2003	2002

U.S. Reinsurance	72.1%	76.1%
U.S. Insurance	76.1%	74.1%
Specialty Underwriting	72.5%	68.7%
International	68.7%	59.4%

Segment underwriting expenses increased by 16.5% to $610.8 million in 2003 from $524.4 million in 2002. Commission, brokerage, taxes and fees increased by $70.2 million principally reflecting increases in premium volume and changes in the mix of business. Other underwriting expenses increased by $16.2 million. Contributing to the $86.4 million increase in expenses were a 55.5% ($101.3 million) increase in the U.S. Reinsurance operation and a 3.9% ($5.3 million) increase in the U.S. Insurance operation, partially offset by a 15.5% ($19.6 million) decrease in the Specialty Underwriting operation and a 0.9% ($1.0 million) decrease in the International operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of reinsurance, including with Bermuda Re, and the underwriting performance of the underlying business. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 24.8% for 2003 compared to 28.8% for 2002.

The following table shows the expense ratios for each of the Company’s operating segments in 2003 and 2002.

Segment Expense Ratios

Segment	2003	2002

U.S. Reinsurance	26.8%	27.8%
U.S. Insurance	20.8%	29.5%
Specialty Underwriting	26.8%	29.9%
International	23.7%	28.1%

The Company’s combined ratio, which is the sum of the loss and expense ratios, decreased by 2.5 percentage points to 97.7% in 2003 compared to 100.2% in 2002. The following table shows the combined ratios for each of the Company’s operating segments for 2003 and 2002. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios

Segment	2003	2002

U.S. Reinsurance	98.9%	103.9%
U.S. Insurance	96.9%	103.6%
Specialty Underwriting	99.3%	98.6%
International	92.4%	87.5%

Investment.     Net investment income increased 10.4% to $284.8 million in 2003 from $258.0 million in 2002, principally reflecting the effects of investing the $1,051.0 million of cash flow from operations in 2003 and $209.9 million of net proceeds from Holdings’ issuance of junior subordinated debt securities in November 2002, all partially offset by the effect of the lower interest rate environment.

The following table shows a comparison of various investment yields for the periods indicated:

	2003	2002

Imbedded pre-tax yield of cash and invested assets at December 31, 2003 and 2002	4.7%	5.1%
Imbedded after-tax yield of cash and invested assets at December 31, 2003 and 2002	3.8%	4.2%
Annualized pre-tax yield on average cash and invested assets for the twelve months ended December 31, 2003 and 2002	5.2%	5.6%
Annualized after-tax yield on average cash and invested assets for the twelve months ended December 31, 2003 and 2002	4.2%	4.3%

Net realized capital losses were $22.9 million in 2003, reflecting realized capital losses on the Company’s investments of $51.5 million, which included $16.4 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis and $25.2 million related to the impairment on interest only strips in accordance with EITF 99-20, partially offset by $28.6 million of realized capital gains, which included $12.5 million of realized capital gains on the interest only strips (see Note 1N of Notes to Consolidated Financial Statements), compared to net realized capital losses of $53.1 million in 2002. The net realized capital loss in 2002 reflected realized capital losses of $108.9 million, which included $79.7 million relating to write-downs in the value of securities, of which $25.7 million was for WorldCom, Inc., deemed to be impaired on an other than temporary basis, partially offset by $55.8 million of realized capital gains. The Company owned no interest only strips during 2002.

The Company has in its product portfolio a credit default swap contract, a type of contract which it no longer writes. This contract meets the definition of a derivative under FAS 133. There was no net derivative expense from this credit default transaction in 2003, compared to the $3.5 million derivative expense for 2002.

Other expense for 2003 was $14.0 million compared to other expense of $21.8 million for 2002. This change was primarily due to less deferrals of the retroactive reinsurance agreements with affiliates.

Interest expense was $57.3 million in 2003 compared to $44.6 million for 2002. Interest expense in 2003 reflected $38.9 million relating to the senior notes, $17.0 million relating to the junior subordinated debt securities and $1.4 million relating to borrowings under the revolving credit facility. Interest expense for 2002 reflected $38.9 million relating to the senior notes, $2.2 million relating to the junior subordinated debt securities and $3.5 million relating to borrowings under the revolving credit facility.

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

SAFE HARBOR DISCLOSURE
This report contains forward-looking statements within the meaning of the U.S. federal securities laws. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding the Company’s reserves for losses and LAE, the adequacy of the Company’s provision for uncollectible balances, estimates of the Company’s catastrophe exposure, the effects of catastrophic events on the Company’s financial statements, the ability of Everest Re, Holdings and Bermuda Re to pay dividends and the settlement costs of the Company’s specialized equity put options. Forward-looking statements only reflect the Company’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from the Company’s expectations. Important factors that could cause the Company’s actual events or results to be materially different from the Company’s expectations include those discussed below under the caption “Risk Factors”. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

RISK FACTORS
The following risk factors, in addition to the other information provided in this report, should be considered when evaluating the Company. If the circumstances contemplated by the individual risk factors materialize, the Company’s business, financial condition or results of operations could be materially and adversely affected and the trading price of the Company’s common shares could decline significantly.

RISKS RELATING TO THE COMPANY’S BUSINESS

The Company’s results could be adversely affected by catastrophic events.

Like all insurance and reinsurance companies, the Company is exposed to unpredictable catastrophic events, including weather-related and other natural catastrophes, as well as acts of terrorism. Any material reduction in the Company’s operating results caused by the occurrence of one or more catastrophes could inhibit its ability to pay dividends or to meet its interest and principal payment obligations. The Company defines a catastrophe as an event that causes a pre-tax loss on property exposures before reinsurance of at least $5.0 million, before corporate level reinsurance and taxes. By way of illustration, during the past five calendar years, pre-tax catastrophe losses, net of contract specific reinsurance but before cessions under corporate reinsurance programs, were as follows:

Calendar year	Pre-tax catastrophe losses

2004	$257.5 million
2003	$24.9 million
2002	$30.2 million
2001	$222.6 million
2000	$13.9 million

If the Company’s loss reserves are inadequate to meet its actual losses, net income would be reduced or it could incur a loss.

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

Calendar year	Effect on pre-tax net income

2004	$184.9 million decrease
2003	$229.0 million decrease
2002	$119.2 million decrease
2001	$5.2 million increase
2000	$7.8 million decrease

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

The failure to accurately assess underwriting risk could reduce the Company’s net income or generate a net loss.

The Company’s success depends on its ability to accurately assess the risks associated with the businesses on which the risk is retained. If the Company fails to accurately assess the risks it retains, it may fail to establish adequate premium rates to cover its losses and LAE. This could reduce the Company’s net income and even result in a net loss. Losses may arise from events or exposures that are not anticipated when the coverage is priced. An example of an unanticipated event is the terrorist attacks on September 11, 2001. Neither the magnitude of loss on a single line of business nor the combined impact on several lines of business from an act of terrorism on such a large scale was contemplated when the Company priced its coverages. In addition to unanticipated events, the Company also faces the unanticipated expansion of its exposures, particularly in long-tail liability lines. An example of this is the ongoing expansion of the scope of insurers’ legal liability for A&E exposures discussed above.

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

In 2004, the favorable market conditions, which had developed during 2000 through 2003, generally began to weaken. There were signs that pricing for most property classes declined modestly and that pricing for most casualty classes softened. Competition increased in part due to the relative profitability achieved by many reinsurers over 2002 and 2003 and the attendant buildup of capital in these market participants. However, this profitability and capital buildup varied significantly by participant reflecting the fact that the industry generally still remained exposed to fundamental issues that had negatively impacted its aggregate capacity in 2002 and 2003, including weak investment market conditions and adverse loss emergence. Both of these had tended to depress the industry’s aggregate financial performance and perceptions of financial strength of industry participants over this period albeit with significant variation by individual market participant. The industry experienced a record level of catastrophe losses during 2004, particularly in the second half of the year, and it remains unclear whether the aggregate catastrophe losses experienced by the industry will reverse, stop or even moderate the trends toward market softening, particularly as respects property classes. Further discussion of competitive issues can be found in ITEM 1, “Business – Competition”.

If rating agencies downgrade their ratings of the Company’s insurance subsidiaries, future prospects for growth and profitability could be significantly and adversely affected.

The Company’s insurance company subsidiaries, other than Mt. McKinley, which is in runoff, currently hold an “A+ (“Superior”)” financial strength rating from A.M. Best. Everest Re and Everest National hold an “AA– (“Very Strong”)" financial strength rating from Standard & Poor’s. Everest Re holds an “Aa3 (“Excellent”)” financial strength rating from Moody’s. Financial strength ratings are used by insurers and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, an unfavorable rating or the lack of a rating of its reinsurers may adversely affect the rating of a company purchasing reinsurance. A downgrade or withdrawal of any of these ratings might adversely affect the Company’s ability to market its insurance products and could have a material and adverse effect on future prospects for growth and profitability. During the last five years, no active subsidiary of the Company has experienced financial strength rating downgrade. However, the Company cannot assure that a downgrade will not occur in the future. Consistent with market practice, many of the Company’s treaty reinsurance business allows the ceding company to terminate the contract or seek collateralization of the Company’s obligations in the event of a rating downgrade below a certain threshold. The termination provision would generally be triggered only if a rating fell below A.M. Best’s A- rating level, which is three levels below Everest Re’s current rating of A+. Everest Re also has more modest exposure to reinsurance contracts that contain provisions for obligatory funding of outstanding liabilities in the event of a rating agency downgrade. That provision would also generally be triggered only if Everest Re’s rating fell below A.M. Best’s A- rating level.

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

The Company is generally less reliant on the purchase of third party reinsurance than many of its competitors, in part because of its strategic emphasis on underwriting discipline and management of the cycles inherent in its business. The Company tries to separate its risk taking process from its risk mitigation process in order to avoid developing too great a reliance on reinsurance. Thus, the Company generally evaluates, underwrites, selects and prices its products prior to consideration of reinsurance. However, the Company’s underwriters generally consider purchasing reinsurance with respect to specific insurance contracts or programs, and its senior management generally considers purchasing reinsurance with respect to its overall operations, where reinsurance is deemed prudent from a risk mitigation perspective or is expected to have a positive cost/benefit relationship. Since the Company generally purchases reinsurance only when it expects a net benefit, the percentage of business that it reinsures, as indicated in the chart below, varies considerably from year to year, depending on its view of the relationship between cost and expected benefit for the contract period.

Percentage of ceded written premiums to gross written premiums	2004	2003	2002	2001	2000

Unaffiliated	4.6%	5.2%	6.7%	16.7%	12.1%
Affiliated	18.7%	22.9%	13.8%	6.7%	0.0%

Changes in the availability and cost of reinsurance, which are subject to market conditions that are outside of the Company’s control, have thus reduced to some extent its ability to use reinsurance to tailor the risks it assumes on a contract or program basis or to mitigate or balance exposures across its reinsurance operations. Because the Company has reduced its level of reinsurance purchases, its net income could be reduced in the event of a large unreinsured event or adverse overall experience.

The Company’s industry is highly competitive and it may not be able to compete successfully in the future.

The Company’s industry is highly competitive and subject to pricing cycles that can be particularly pronounced. The ease of entry for well-capitalized competitors further exacerbates this market cycle. The Company competes on a global basis in the U.S. and international markets. According to Standard & Poor’s, the Company ranks among the top ten global reinsurance groups where 80% of the market share is concentrated. The top twenty groups in the Company’s industry represent 95% of the market’s revenues. The leaders in this market are Munich Re, Swiss Re, Berkshire Hathaway, Hannover Re and Employers Re. Relative to Group, some of these competitors may have greater financial resources, longer operating histories, and extensive business relationships that transcend the industry, any of which can be a significant competitive advantage. Forces outside the industry can also impact the Company’s market, including such factors as economic, regulatory, legal, and geophysical. The Company may not be able to compete successfully in the future should there be a significant change to the competitive landscape of its market.

The Company is dependent on its key personnel.

The Company’s success has been, and will continue to be, dependent on the ability to retain the services of existing key executive officers and to attract and retain additional qualified personnel in the future. The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect the ability of the Company to conduct business. Generally, the Company considers key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: Chairman and Chief Executive Officer, Joseph V. Taranto (age 56), President and Chief Operating Officer, Thomas J. Gallagher (age 56), and Executive Vice President and Chief Financial Officer, Stephen L. Limauro (age 53). Of those three officers, the Company only has an employment contract with Mr. Taranto. That contract has been previously filed with the SEC and was most recently amended on April 18, 2003 to extend Mr. Taranto’s term of employment from March 31, 2004 until March 31, 2006. The Company is not aware that any of the above three officers are planning to leave the Company or retire in the near future. The Company does not maintain any key employee insurance on any of its employees.

The value of the Company’s investment portfolio and the investment income it receives from that portfolio could decline as a result of market fluctuations and economic conditions.

A significant portion of the Company’s investment portfolio consists of fixed income securities and smaller portions consist of equity securities and other investments. Both the fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. For example, the fair market value of the Company’s fixed income securities generally increases or decreases in an inverse relationship with fluctuations in interest rates. The fair market value of its fixed income securities can also decrease as a result of any downturn in the business cycle that causes the credit quality of those securities to deteriorate. The net investment income that the Company realizes from future investments in fixed income securities will generally increase or decrease with interest rates. Interest rate fluctuations also can cause net investment income from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, to differ from the income anticipated from those securities at the time of purchase. In addition, if issuers of individual investments are unable to meet their obligations, investment income will be reduced and realized capital losses may arise. Because all of the Company’s securities are classified as available for sale, changes in the market value of its securities are reflected in its financial statements. Similar treatment is not available for liabilities. As a result, a decline in the value of the securities in the Company’s portfolio could reduce its net income or cause it to incur a loss. The following table quantifies the portion of the Company’s investment portfolio that consists of fixed income securities, equity securities and investments that carry prepayment risk.

(Dollars in thousands) Type of Security	As of December 31, 2004	% of Total

Fixed income:
Mortgage-backed securities	$490,253	6.5%
Other asset-backed	37,470	0.5

Total asset-backed	527,723	7.0
Other fixed income	5,631,816	75.2

Total fixed income	6,159,539	82.2
Equity securities	650,871	8.7
Other invested assets	114,187	1.5
Cash and short-term investments	571,711	7.6

Total Investments and Cash	$7,496,308	100.0%

Further discussion of market-sensitive instruments can be found in ITEM 7A, “Quantitative and Qualitative Disclosures About Market Risk”.

The Company may experience foreign currency exchange losses.

The Company’s functional currency is the U.S. dollar. However, the Company writes a portion of its business in currencies other than U.S. dollars. During the year ended December 31, 2004, the Company wrote approximately 13.5% of its reinsurance coverages in currencies other than U.S. dollars. The Company also maintains a portion of its investment portfolio in investments denominated in currencies other than U.S. dollars. As of December 31, 2004, the Company maintained approximately 6.4% of its investment portfolio in investments denominated in currencies other than U.S. dollars. Consequently, quarterly exchange rate fluctuations may have a material impact on the Company’s quarterly net income. During 2004, 2003, 2002, the impact on the Company’s quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of

$4.3 million to a gain of $5.4 million. Further discussion of foreign currency rate risk can be found in ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Sensitive Instruments”.

RISKS RELATING TO REGULATION

Insurance laws and regulations restrict the Company’s ability to operate and any failure to comply with those laws and regulations could have a material adverse effect on its business.

The Company is subject to extensive and increasing regulation under U.S., state and foreign insurance laws. These laws limit the amount of dividends that can be paid to the Company by its operating subsidiaries, impose restrictions on the amount and type of investments that the Company can hold, prescribe solvency, accounting and internal control standards that must be met and maintained and require the Company to maintain reserves. These laws also require disclosure of material intercompany transactions and require prior approval of “extraordinary” transactions. These “extraordinary” transactions include declaring dividends from operating subsidiaries that exceed statutory thresholds. These laws also generally require approval of changes of control of insurance companies. The application of these laws could affect the Company’s liquidity and ability to pay dividends, interest and other payments on securities, as applicable, and could restrict the ability to expand business operations through acquisitions of new insurance subsidiaries. In addition, the Company cannot assure that it will have or can maintain all required licenses and approvals or that its business fully complies with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations. If the Company does not have the requisite licenses and approvals or does not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend the Company from carrying on some or all activities or monetarily penalize the Company. These types of actions could have a material adverse effect on the Company’s business. To date, no material fine, penalty or restriction has been imposed on the Company for failure to comply with any insurance law or regulation.

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

The overall investment strategy considers the scope of present and anticipated Company operations. In particular, estimates of the financial impact resulting from non-investment asset and liability transactions, together with the Company’s capital structure and other factors, are used to develop a net liability analysis. This analysis includes estimated payout characteristics for which the investments of the Company provide liquidity. This analysis is considered in the development of specific investment strategies for asset allocation, duration, and credit quality. The change in overall market sensitive risk exposure principally reflects the asset changes that took place during the period, including the acquisition of interest only strips in which market value increases as interest rates rise and decreases as interest rates fall. The addition of these securities to the portfolio has reduced the impact of interest rate shift on the entire portfolio.

The Company’s $7.5 billion investment portfolio at December 31, 2004 is principally comprised of fixed maturity securities, which are subject to interest rate risk and foreign currency rate risk, and equity securities, which are subject to equity price risk. The impact of these risks on the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, due to change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $490.3 million of mortgage-backed securities in the $6,159.5 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus, the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on the Company’s fixed maturity portfolio as of December 31, 2004 and 2003 based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions. In general, for 2003, the lower volatility was attributable to the Company’s investments in interest only strips, the effect of which was to reduce overall portfolio duration and therefore sensitivity to interest rate moves.

2004 Interest Rate Shift in Basis Points

	-200	-100	0	100	200

Total Market Value	$7,578.1	$7,137.4	$6,677.4	$6,205.1	$5,759.4
Market Value Change from Base (%)	13.5%	6.9%	0.0%	-7.1%	-13.7%
Change in Unrealized Appreciation
After-tax from Base ($)	$585.5	$299.1	$0.0	$(307.0)	$(596.7)
2003 Interest Rate Shift in Basis Points

	-200	-100	0	100	200

Total Market Value	$6,818.2	$6,436.6	$6,056.1	$5,756.0	$5,396.5
Market Value Change from Base (%)	12.6%	6.3%	0.0%	-5.0%	-10.9%
Change in Unrealized Appreciation
After-tax from Base ($)	$495.4	$247.4	$0.0	$(195.1)	$(428.8)

The Company had $6,846.9 million and $6,227.1 million of reserves for losses and LAE as of December 31, 2004 and December 31, 2003. These amounts are recorded at their nominal or estimated ultimate payment amount, as opposed to fair value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the fair value of the reserves is less than the nominal value. As interest rates rise, the fair value of the reserves decreases and conversely, if interest rates decline, the fair value will increase. These movements are the opposite of the interest rate impacts on the fair value of investments since reserves are future obligations. While the difference between fair value and nominal value is not reflected in the Company’s financial statements, the Company’s financial results will include investment income over time from the investment portfolio until the claims are paid. The Company’s loss and loss reserve obligations have an expected duration that is reasonably consistent with the Company’s fixed income portfolio. The existence of such obligations, and the variable differential between ultimate and fair value, which in theory applies equally to invested assets and insurance liability, provides substantial mitigation of the economic effects of interest rate variability even though such mitigation is not reflected in the Company’s financial statements.

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of the Company’s non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, the Company prefers to maintain the capital of its foreign operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. The

Company mitigates foreign exchange exposure by a general matching of the currency and duration of its assets to its corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52, the Company translates the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of December 31, 2004, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2003.

The tables below display the potential impact of a parallel 20% increase and decrease in foreign exchange rates on the valuation of invested assets subject to foreign currency exposure in 10% increments as of December 31, 2004 and 2003. This analysis includes the after-tax impact of translation from transactional currency to functional currency as well as the after-tax impact of translation from functional currency to the U.S. dollar reporting currency. The growth in exposure between 2003 and 2002 principally arises from increases in the level of foreign currency investments, which is generally commensurate with changes in the Company’s mix of business. All amounts are in U.S. dollars and are presented in millions.

2004 Change in Foreign Exchange Rates in Percent

	-20%	-10%	0%	10%	20%

Total After-tax Foreign Exchange Exposure	$(88.4)	$(45.6)	$0.0	$47.6	$96.7
2003 Change in Foreign Exchange Rates in Percent

	-20%	-10%	0%	10%	20%

Total After-tax Foreign Exchange Exposure	$(73.4)	$(39.0)	$0.0	$42.4	$87.4

Equity risk is the potential change in market value of the common stock and preferred stock portfolios arising from changing equity prices. The Company invests in high quality common and preferred stocks that are traded on the major exchanges in the U.S. and in funds investing in such securities. The primary objective in managing the equity portfolio is to provide long-term capital growth through market appreciation and income.

The tables below display the impact on market value and after-tax unrealized appreciation of a 20% change in equity prices up and down in 10% increments as of December 31, 2004 and 2003. The growth in exposure is primarily due to the growth in the equity portfolio. All amounts are in U.S. dollars and are presented in millions.

2004 Change in Equity Values in Percent

	-20%	-10%	0%	10%	20%

Market Value of the Equity Portfolio	$520.7	$585.8	$650.9	$716.0	$781.0
After-tax Change in Unrealized Appreciation	$(84.6)	$(42.3)	$0.0	$42.3	$84.6
2003 Change in Equity Values in Percent

	-20%	-10%	0%	10%	20%

Market Value of the Equity Portfolio	$118.3	$133.1	$147.9	$162.7	$177.5
After-tax Change in Unrealized Appreciation	$(19.2)	$(9.6)	$0.0	$9.6	$19.2

ITEM 8. Financial Statements and Supplementary Data

The financial statements and schedules listed in the accompanying Index to Financial Statements and Schedules on page F-1 are filed as part of this report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Not required for fiscal year ended December 31, 2004.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter.

ITEM 9B. Other Information

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

ITEM 13. Certain Relationships and Related Transactions

Information for this Item 13 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 14. Principal Accountant Fees and Services

The fees billed to the Company by PricewaterhouseCoopers LLP (and its worldwide affiliates) in 2003 and 2002 are as follows:

		2004	2003

(1)	Audit Fees	$1,474,413	$1,006,670
(2)	Audit-Related Fees	$69,300	$64,250
(3)	Tax Fees	$8,060	$467,672
(4)	All Other Fees	$-	$8,702

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

Tax fees include tax compliance, tax planning and tax advice and is granted general pre-approval by Group’s Audit Committee.

All other fees represent an accounting research subscription and software.

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

Reports on Form 8-K
A report on Form 8-K was furnished on October 6, 2004, under Item 7.01, relating to the Company’s October 6, 2004 news release announcing its estimated losses from Florida hurricanes.

A report on Form 8-K was furnished on October 12, 2004, under Item 9.01, attaching as exhibits certain agreements, legal opinions and consents relating to the issuance of senior notes, which exhibits were filed with reference to and thereby incorporated by reference into the Registration Statement on Form S-3 filed, inter alia, by the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2005.

EVEREST REINSURANCE HOLDINGS, INC.
By: /s/ JOSEPH V. TARANTO
Joseph V. Taranto
(Chairman and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOSEPH V. TARANTO Joseph V. Taranto	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2005
/s/ THOMAS J. GALLAGHER Thomas J. Gallagher	President and Chief Operating Officer and Director	March 31, 2005
/s/ STEPHEN L. LIMAURO Stephen L. Limauro	Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)	March 31, 2005
/s/ KEITH T. SHOEMAKER Keith T. Shoemaker	Vice President and Comptroller (Principal Accounting Officer)	March 31, 2005

INDEX TO EXHIBITS
Exhibit No.
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
E-1
4.9
Second Supplemental Indenture relating to Holdings 6.20% Junior Subordinated Debt Securities due March 29,
2034, dated as of March 29, 2004, among Holdings, Group and JPMorgan Chase Bank, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on March 30, 2004
(the “March 30, 2004 8-K”)

4.10	Amended and Restated Trust Agreement of Everest Re Capital Trust II, dated as of March 29, 2004, incorporated herein by reference to Exhibit 4.2 to the March 30, 2004 8-K
4.11	Guarantee Agreement, dated as of March 29, 2004, between Holdings and JPMorgan Chase Bank, incorporated herein by reference to Exhibit 4.3 to the March 30, 2004 8-K
4.12	Expense Agreement, dated as of March 29, 2004, between Holdings and Everest Re Capital Trust II, incorporated herein by reference to Exhibit 4.4 to the March 30, 2004 8-K
4.13
Third Supplemental Indenture relating to Holdings 5.40% Senior Notes due October 15, 2014, dated as of
October 12, 2004, among Holdings and JPMorgan Chase Bank, as Trustee, incorporated herein by reference to
Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on October 12, 2004

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

10.5
Credit Agreement Between Everest Reinsurance Holdings, Inc., the Lenders Named Therein and First Union
National Bank dated December 21, 1999 providing for a $150 million Senior Revolving Credit Facility, incorporated herein by reference to Exhibit 10.30 to Everest Reinsurance Holdings, Inc. Form 8-K, filed on
December 28, 1999
10.6
First Amendment to Credit Agreement dated as of December 21, 1999 between Everest Reinsurance Holdings,
Inc., the Lenders named therein and First Union National Bank, incorporated herein by reference to Exhibit
10.19 to Everest Re Group, Ltd. Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000
10-K”)
10.7
Parent Guaranty dated February 24, 2000 made by Everest Re Group, Ltd. in favor of the Lenders under Everest
Reinsurance Holdings, Inc.’s Credit Facility, incorporated herein by reference to Exhibit 10.33 to the 1999
10-K
E-2
10.8
Guarantor Consent dated December 18, 2000 made by Everest Re Group, Ltd. In favor of the Lenders under
Everest Reinsurance Holdings, Inc.’s Credit Facility, incorporated herein by reference to Exhibit 10.21 to the 2000 10-K

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
*10.14
Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings,
Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated March 30, 2001, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Report on Form 10-Q for the
quarter ended March 31, 2001 (the “first quarter 2001 10-Q”)

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

E-3
10.19
Credit Agreement, dated October 10, 2003, between Everest Reinsurance Holdings, Inc., the lenders named therein and Wachovia Bank, National Association, as administrative agent, providing for a $150.0 million revolving credit facility, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd.
Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith
31.1	Section 302 Certification of Joseph V. Taranto, filed herewith
31.2	Section 302 Certification of Stephen L. Limauro, filed herewith
32.1	Section 906 Certification of Joseph V. Taranto and Stephen L. Limauro, furnished herewith
___________________
* Management contract or compensatory plan or arrangement.

                                          E-4

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
Everest Reinsurance Holdings, Inc.	Pages

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2004 and 2003	F-3
Consolidated Statements of Operations and Comprehensive Income for the Years Ended
December 31, 2004, 2003 and 2002	F-4
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended
December 31, 2004, 2003 and 2002	F-5
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2004, 2003 and 2002	F-6
Notes to Consolidated Financial Statements	F-7

Schedules
I Summary of Investments Other Than Investments in Related Parties at
December 31, 2004	S-1
II Condensed Financial Information of Registrant: Balance Sheets as of December 31, 2004 and 2003	S-2
Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002	S-3
Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	S-4
III Supplementary Insurance Information as of December 31, 2004 and 2003
and for the Years Ended December 31, 2004, 2003 and 2002	S-5
IV Reinsurance for the Years Ended December 31, 2004, 2003 and 2002	S-6

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder
    of Everest Reinsurance Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of Everest Reinsurance Holdings, Inc. and its subsidiaries (collectively referred to as “the Company”) as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
March 29, 2005

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
	December 31,

(Dollars in thousands, except par value per share)	2004	2003

ASSETS:
Fixed maturities - available for sale, at market value
(amortized cost: 2004, $5,887,529; 2003, $5,649,269)	$6,159,539	$5,942,899
Equity securities, at market value (cost: 2004, $571,717; 2003, $146,407)	650,871	154,381
Short-term investments	517,824	113,186
Other invested assets (cost: 2004, $113,050; 2003, $59,183)	114,187	59,801
Cash	53,887	142,094

Total investments and cash	7,496,308	6,412,361
Accrued investment income	82,351	83,023
Premiums receivable	1,063,879	988,039
Reinsurance receivables - unaffiliated	1,164,851	1,245,891
Reinsurance receivables - affiliated	1,395,555	1,156,615
Funds held by reinsureds	133,797	142,775
Deferred acquisition costs	204,124	220,677
Prepaid reinsurance premiums	368,450	353,764
Deferred tax asset	184,801	159,758
Other assets	115,788	106,462

TOTAL ASSETS	$12,209,904	$10,869,365

LIABILITIES:
Reserve for losses and loss adjustment expenses	$6,846,904	$6,227,078
Unearned premium reserve	1,387,172	1,357,671
Funds held under reinsurance treaties	363,842	450,936
Losses in the course of payment	5,032	2,577
Contingent commissions	3,532	3,811
Other net payable to reinsurers	394,568	370,604
Current federal income taxes	37,580	40,945
8.5% Senior notes due 3/15/2005	249,976	249,874
8.75% Senior notes due 3/15/2010	199,341	199,245
5.4% Senior notes due 10/15/2014	249,584	-
Junior subordinated debt securities payable	546,393	216,496
Revolving credit agreement borrowings	-	70,000
Accrued interest on debt and borrowings	16,426	13,695
Other liabilities	165,762	119,569

Total liabilities	10,466,112	9,322,501

Commitments and Contingencies (Note 14) STOCKHOLDERS' EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued (2004 and 2003)	-	-
Additional paid-in capital	271,652	263,290
Treasury shares, at cost; 0.5 million shares (2004 and 2003)	(22,950)	(22,950)
Accumulated other comprehensive income, net of deferred income
taxes of $133.4 million at 2004 and $112.2 million at 2003	247,660	208,305
Retained earnings	1,247,430	1,098,219

Total stockholders' equity	1,743,792	1,546,864

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,209,904	$10,869,365

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
	Years Ended December 31,
(Dollars in thousands)	2004	2003	2002

REVENUES:
Premiums earned	$2,829,151	$2,757,724	$1,957,346
Net investment income	329,184	284,832	257,987
Net realized capital gains (losses)	56,710	(22,883)	(53,127)
Net derivative expense	-	-	(3,466)
Other expense	(73,403)	(13,976)	(21,847)

Total revenues	3,141,642	3,005,697	2,136,893

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,172,371	1,999,667	1,398,953
Commission, brokerage, taxes and fees	577,499	595,486	488,435
Other underwriting expenses	84,623	85,735	65,060
Interest expense on senior notes	41,954	38,931	38,916
Interest expense on junior subordinated debt	32,392	16,995	2,156
Interest expense on credit facility	1,193	1,362	3,501

Total claims and expenses	2,910,032	2,738,176	1,997,021

INCOME BEFORE TAXES	231,610	267,521	139,872
Income tax expense	56,137	61,036	24,769

NET INCOME	$175,473	$206,485	$115,103

Other comprehensive income, net of tax	39,355	70,149	62,153

COMPREHENSIVE INCOME	$214,828	$276,634	$177,256

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
	Years Ended December 31,
(Dollars in thousands, except stock amounts)	2004	2003	2002

COMMON STOCK (stock outstanding):
Balance, beginning of period	1,000	1,000	1,000
Issued during the period	-	-	-

Balance, end of period	1,000	1,000	1,000

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period	$263,290	$259,508	$258,775
Tax benefit from stock options exercised	8,181	3,547	733
Dividend from parent	181	235	-

Balance, end of period	271,652	263,290	259,508

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	208,305	138,156	76,003
Net increase during the period	39,355	70,149	62,153

Balance, end of period	247,660	208,305	138,156

RETAINED EARNINGS:
Balance, beginning of period	1,098,219	891,734	776,631
Net income	175,473	206,485	115,103
Dividends paid	(26,262)	-	-

Balance, end of period	1,247,430	1,098,219	891,734

TREASURY SHARES AT COST:
Balance, beginning of period	(22,950)	(22,950)	(55)
Treasury shares acquired during the period	-	-	(22,895)

Balance, end of period	(22,950)	(22,950)	(22,950)

TOTAL STOCKHOLDERS' EQUITY, END OF PERIOD	$1,743,792	$1,546,864	$1,266,448

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(Dollars in thousands)	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$175,473	$206,485	$115,103
Adjustments to reconcile net income to net cash provided by
operating activities:
Increase in premiums receivable	(160,533)	(339,073)	(180,683)
Decrease (increase) in net funds held	(92,946)	26,095	115,679
Increase in reinsurance receivables	(152,062)	(541,043)	(349,061)
Increase in deferred tax asset	(46,184)	(52,333)	(204)
Increase in reserve for losses and loss adjustment expenses	1,065,839	1,255,471	556,265
Increase in unearned premiums	120,206	533,797	333,547
Increase (decrease) in other assets and liabilities	67,724	(59,937)	(204,102)
Amortization of bond premium/(accrual of bond discount)	604	(1,574)	(8,059)
Amortization of underwriting discount on senior notes	204	181	167
Realized capital (gains) losses	(56,710)	22,883	53,127

Net cash provided by operating activities	921,615	1,050,952	431,779

CASH FLOWS FROM INVESTING ACTIVITIES :
Proceeds from fixed maturities matured/called - available for sale	376,294	587,230	456,342
Proceeds from fixed maturities sold - available for sale	787,001	599,885	1,086,998
Proceeds from equity securities sold	17,995	8,091	42,890
Proceeds from other invested assets sold	554	3,181	3,222
Cost of fixed maturities acquired - available for sale	(1,800,271)	(2,200,729)	(2,082,403)
Cost of equity securities acquired	(437,132)	(90,199)	(39,234)
Cost of other invested assets acquired	(28,888)	(7,902)	(12,886)
Net (purchases) sales of short-term securities	(403,409)	19,239	(13,635)
Net (decrease) increase in unsettled securities transactions	(19,812)	24,992	887
Proceeds from sale of subsidiary, net of cash disposed	(2,741)	-	-

Net cash used in investing activities	(1,510,409)	(1,056,212)	(557,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from stock options exercised	8,181	3,547	733
Dividend from parent	181	235	-
Purchase of treasury shares	-	-	(22,895)
Net Proceeds from issuance of senior notes	246,651	-	-
Net proceeds from issuance of junior subordinated notes	319,997	-	209,881
Borrowing on revolving credit agreement	-	-	45,000
Repayments on revolving credit agreement	(70,000)	-	(80,000)

Net cash provided by financing activities	505,010	3,782	152,719

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,423)	26,729	22,655

Net (decrease) increase in cash	(88,207)	25,251	49,334
Cash, beginning of period	142,094	116,843	67,509

Cash, end of period	$53,887	$142,094	$116,843

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid, net	$99,311	$52,393	$9,716
Interest paid	$72,605	$56,956	$42,870
Non-cash financing transaction:
Non-cash dividend to parent	$26,262	$-	$-
Non-cash tax benefit from stock options exercised	$8,181	$3,547	$733
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2004, 2003 and 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Business and Basis of Presentation
Everest Re Group, Ltd. (“Group”), a Bermuda company, was established in 1999 as a wholly-owned subsidiary of Everest Reinsurance Holdings, Inc. (“Holdings”). On February 24, 2000, a corporate restructuring was completed and Group became the new parent holding company of Holdings. Holders of shares of common stock of Holdings automatically became holders of the same number of common shares of Group. The “Company” means Holdings and its subsidiaries, unless the context otherwise requires. The Company, through its subsidiaries, principally provides property and casualty reinsurance and insurance in the United States of America and internationally.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The statements include the following domestic and foreign direct and indirect subsidiaries of the Company: Everest Reinsurance Company (“Everest Re”), Everest National Insurance Company (“Everest National”), Everest Indemnity Insurance Company (“Everest Indemnity”), Everest Re Holdings, Ltd. (“Everest Ltd.”), Everest Security Insurance Company (“Everest Security”), formerly Southeastern Security Insurance Company, Everest Insurance Company of Canada (“Everest Canada”), Mt. McKinley Managers, L.L.C. (“Managers”), Workcare Southeast, Inc. (“Workcare Southeast”), Workcare Southeast of Georgia, Inc. (“Workcare Georgia”) and Mt. McKinley Insurance Company (“Mt. McKinley”). All amounts are reported in U.S. dollars.

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

C.  Uncollectible Receivable Balances
The Company provides reserves for uncollectible reinsurance balances based on management’s assessment of the collectibility of the outstanding balances. Such reserves were $36.7 million at December 31, 2004 and $33.3 million at December 31, 2003. See also Note 10.

D.  Deferred Acquisition Costs
Acquisition costs, consisting principally of commissions and brokerage expenses and certain premium taxes and fees associated with the Company’s reinsurance and insurance business incurred at the time a contract or policy is issued, are deferred and amortized over the period in which the related premiums are earned, generally one year. Deferred acquisition costs are limited to their estimated realizable value based on the related unearned premiums, anticipated claims and claim expenses and anticipated investment income. Deferred acquisition costs amortized to income were $577.5 million, $595.5 million and $488.4 million in 2004, 2003 and 2002, respectively.

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

Accruals for contingent commission liabilities are established for reinsurance contracts that provide for the stated commission percentage to increase or decrease based on the loss experience of the contract. Changes in the estimated liability for such arrangements are recorded as contingent commissions. Accruals for contingent commission liabilities are determined through the review of the contracts that have these adjustable features and are estimated based on expected loss and LAE.

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

G.  Income Taxes
The Company and its wholly-owned subsidiaries file a consolidated U.S. federal income tax return. Foreign branches of subsidiaries file local tax returns as required. Deferred income taxes have been recorded to recognize the tax effect of temporary differences between the financial reporting and income tax bases of assets and liabilities.

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

J.  Derivatives
The Company has remaining in its product portfolio one credit default swap, a type of contract which it no longer offers. This product meets the definition of a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The Company’s position in this contract is unhedged and is accounted for as a derivative in accordance with FAS 133. Accordingly, this contract is carried at fair value and is recorded in “Other liabilities” in the consolidated balance sheets and changes in fair value are recorded in the consolidated statements of operations and comprehensive income.

K.  Retroactive Reinsurance
Premiums on assumed retroactive contracts are earned when written, with a corresponding liability established for the estimated loss the Company ultimately expects to pay out. The initial gain, if applicable, is deferred and amortized into income over an actuarially determined payout period and any future loss is recognized immediately and charged against earnings. Premiums on ceded retroactive contracts are earned when written with a corresponding reinsurance recoverable established for the amount of reserves ceded. The initial gain, if applicable, is deferred and amortized into income over an actuarially determined expected payout period. Any future loss is recognized immediately and charged against earnings.

L.  Policyholder Dividends
The Company issues certain insurance policies with dividend payment features. These policyholders share in the operating results of their respective policies in the form of dividends declared. Dividends to policyholders are accrued during the period in which the related premiums are earned and are determined based on the terms of the individual policies.

M.  Application of New Accounting Standards
In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated or deconsolidated in a company’s financial statements. During October 2003, the FASB deferred the effective date of FIN 46 provisions for VIEs created prior to February 1, 2003 to the first reporting period ending after December 15, 2003. During December 2003, the FASB issued FIN 46R, replacing FIN 46. FIN 46R is effective, for entities that had not adopted FIN 46 as of December 24, 2003, no later than the end of the first reporting period that ends on or after March 15, 2004. The Company adopted FIN 46R in the first quarter of 2004, resulting in the deconsolidation of Everest Re Capital Trust (“Capital Trust”) and Everest Re Capital Trust II (“Capital Trust II”). For 2003 and 2002, where applicable, the financial statements have been restated to reflect the deconsolidation.

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

N.  Investments –Interest Only Strips
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

The Company accounted for its investment in interest only strips in accordance with EITF No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”(“EITF 99-20”). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities, including agency interest only strips, whether purchased or retained in securitization, as well as the rules for determining when these securities must be written down to fair value because of impairment. EITF 99-20 requires decreases in the valuation of residual interests in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings, rather than an unrealized loss in stockholders’ equity, when any portion of the decline in fair value is attributable to, as defined by EITF 99-20, an impairment loss. This portfolio was liquidated during the second quarter of 2004. The Company recorded realized capital losses due to impairments of $28.5 million, net of income tax benefit of $15.4 million for the year ended December 31, 2004 and realized capital losses due to impairments of $16.4 million, net of income tax benefit of $8.8 million for the year ended December 31, 2003. As a result of liquidating the interest only strip investment portfolio during the second quarter of 2004, the Company recognized net realized capital gains of $50.4 million, net of income taxes of $27.2 million.

2.  INVESTMENTS

The amortized cost, market value, and gross unrealized appreciation and depreciation of fixed maturity investments and equity securities are presented in the tables below:

	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value

As of December 31, 2004
Fixed maturities - available for sale
U.S. Treasury securities and
obligations of U.S. government
agencies and corporations	$67,006	$710	$208	$67,508
Obligations of U.S. states
and political subdivisions	3,281,442	160,185	2,305	3,439,322
Corporate securities	1,294,255	73,182	4,743	1,362,694
Mortgage-backed securities	486,178	6,910	2,835	490,253
Foreign government securities	310,081	22,779	204	332,656
Foreign corporate securities	448,567	20,327	1,788	467,106

Total fixed maturities	$5,887,529	$284,093	$12,083	$6,159,539

Equity securities	$571,717	$79,154	$-	$650,871

As of December 31, 2003
Fixed maturities - available for sale
U.S. Treasury securities and
obligations of U.S. government
agencies and corporations	$136,801	$5,578	$8	$142,371
Obligations of U.S. states
and political subdivisions	2,798,386	156,390	3,143	2,951,633
Corporate securities	1,232,519	91,733	8,272	1,315,980
Mortgage-backed securities	494,164	14,784	7,434	501,514
Foreign government securities	646,347	22,278	2,060	666,565
Foreign corporate securities	341,052	24,196	412	364,836

Total fixed maturities	$5,649,269	$314,959	$21,329	$5,942,899

Equity securities	$146,407	$7,975	$1	$154,381

The amortized cost and market value of fixed maturities are shown in the following table by contractual maturity. Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. As the stated maturity of such securities may not be indicative of actual maturities, the total for mortgage-backed securities is shown separately.

	December 31, 2004

(Dollars in thousands)	Amortized Cost	Market Value

Fixed maturities - available for sale
Due in one year or less	$148,497	$150,708
Due after one year through five years	932,727	976,108
Due after five years through ten years	1,178,937	1,221,331
Due after ten years	3,141,190	3,321,139
Mortgage-backed securities	486,178	490,253

Total	$5,887,529	$6,159,539

Proceeds from sales of fixed maturity investments during 2004, 2003 and 2002 were $787.0 million, $599.9 million and $1,087.0 million, respectively. Gross gains of $107.0 million, $27.8 million and $54.9 million and gross losses of $5.4 million, $9.8 million and $28.9 million were realized on those fixed maturity sales during 2004, 2003 and 2002, respectively. Proceeds from sales of equity security investments during 2004, 2003 and 2002 were $18.0 million, $8.1 million and $42.9 million, respectively. Gross gains of $0.5 million, $0.8 million and $0.9 million and gross losses of $0.9 million, $0.0 million and $0.3 million were realized on those equity sales during 2004, 2003 and 2002, respectively.

The changes in net unrealized gains (losses) of investments of the Company are derived from the following sources:

	Years Ended December 31,

(Dollars in thousands)	2004	2003	2002

Increase (decrease) during the period between the
market value and cost of investments carried
at market value, and deferred taxes thereon:
Fixed maturities	$(21,620)	$57,499	$101,043
Equity securities	71,179	17,342	(10,409)
Other invested assets	520	648	(32)
Deferred taxes	(17,527)	(26,422)	(31,711)

Increase in unrealized appreciation, net of deferred
taxes, included in shareholders' equity	$32,552	$49,067	$58,891

The Company frequently reviews its investment portfolio for declines in market value and focuses its attention on securities whose fair value has fallen below 80% of their amortized value at the time of review. The Company then assesses whether the decline in value is temporary or “other than temporary”. In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information. Generally, a change in the market or interest rate environment does not constitute impairment but rather a temporary decline in market value. Temporary declines in market value are recorded as an unrealized loss in accumulated other comprehensive income. If the Company determines that the decline is “other than temporary”, the carrying value of the investment is written down to fair value and a realized loss is recorded in the Company’s consolidated statements of operations and comprehensive income. The Company’s assessments are based on the issuer’s current financial position and timeliness with respect to interest and/or principal payments, and speed of repayments on asset-backed securities, as well as relevant information provided by rating agencies, investment advisors and analysts.

The table below displays the aggregate fair value and gross unrealized depreciation, by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2004:

	Duration of unrealized loss
	Less than 12 months		Greater than 12 months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation

Fixed maturity securities
U.S. government
agencies and authorities	$21,710	$(176)	$2,521	$(32)	$24,231	$(208)
States, municipalities
and political subdivisions	110,425	(1,256)	106,054	(1,049)	216,479	(2,305)
Foreign governments	10,928	(108)	21,641	(96)	32,569	(204)
All other corporate	489,262	(6,267)	142,565	(3,099)	631,827	(9,366)

Total fixed maturities	632,325	(7,807)	272,781	(4,276)	905,106	(12,083)

Equity securities	-	-	-	-	-	-

Total	$632,325	$(7,807)	$272,781	$(4,276)	$905,106	$(12,083)

The aggregate fair value and gross unrealized losses related to investments in an unrealized loss position as of December 31, 2004 is $905.1 million and $12.1 million, respectively. The $7.8 million of unrealized losses related to securities that have been in an unrealized loss position for one year or less are primarily comprised of highly rated government, municipal and corporate bonds and are primarily related to the general movements in interest rates throughout the year. Of these unrealized losses, $6.0 million are related to securities that are rated investment grade or better by a Nationally Recognized Statistical Rating Organization.

The $4.3 million of unrealized losses related to securities that have been in an unrealized loss position for one year or more are also primarily comprised of highly rated government, municipal and corporate bonds and generally relate to the general movements in interest rates throughout the year. Of these unrealized losses, $2.9 million are related to securities that are rated investment grade or better by a Nationally Recognized Statistical Rating Organization.

The Company, given the size of its investment portfolio and capital position, has the ability to hold these securities until recovery of market value. In addition, all securities currently in an unrealized loss position are current with respect to principal and interest payments.

The components of net investment income are presented in the table below:

	Years Ended December 31,

(Dollars in thousands)	2004	2003	2002

Fixed maturities	$306,892	$295,883	$273,572
Equity securities	8,453	2,042	999
Short-term investments	5,314	2,141	3,485
Other income	37,076	14,036	2,783

Total gross investment income	357,735	314,102	280,839

Interest credited on funds held	25,218	26,274	21,070
Other investment expenses	3,333	2,996	1,782

Total investment expenses	28,551	29,270	22,852

Total net investment income	$329,184	$284,832	$257,987

Other income for 2004, 2003 and 2002 primarily includes income on limited partnership investments of $36.3 million, $12.1 million and $0.6 million, respectively.

The Company has contractual commitments to invest up to an additional $127.9 million related to its limited partnership investments at December 31, 2004. These commitments will be funded as required by the partnership agreements, which have investment periods that expire no later than 2011.

The components of realized capital gains (losses) are presented in the table below:

	Years Ended December 31,

(Dollars in thousands)	2004	2003	2002

Fixed maturities	$57,104	$(23,651)	$(53,773)
Equity securities	(395)	768	620
Short-term investments	1	-	26

Total	$56,710	$(22,883)	$(53,127)

The net realized capital losses for 2004 and 2003 include $0.5 million and $16.4 million, respectively, relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis and $43.9 million and $25.2 million, respectively, related to the impairment on interest only strips in accordance with EITF 99-20. Net realized capital losses for 2002 included $79.7 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis.

Securities with a carrying value amount of $1,088.6 million at December 31, 2004 were on deposit with various state or governmental insurance departments in compliance with insurance laws.

During 2000, the Company entered into a credit swap derivative contract, which provides credit default protection on a portfolio of referenced securities. The Company recorded net after-tax losses from this contract of $0.0 million, $0.0 million and $2.3 million in 2004, 2003 and 2002, respectively, to reflect fair value. As of December 31, 2002, there was no remaining net loss exposure under this contract.

The Company’s position in this contract is unhedged and is accounted for as a derivative in accordance with FAS 133. Accordingly, this contract is carried at fair value with changes in fair value recorded in the consolidated statements of operations and comprehensive income.

3.  RESERVES FOR LOSSES AND LAE

Activity in the reserve for losses and LAE is summarized as follows:

	Years Ended December 31,

(Dollars in thousands)	2004	2003	2002

Reserves at January 1	$6,227,078	$4,875,225	$4,274,335
Less reinsurance recoverables	2,311,102	1,798,734	1,452,485

Net balance at January 1	3,915,976	3,076,491	2,821,850

Incurred related to:
Current year	1,987,454	1,770,619	1,279,785
Prior years	184,917	229,048	119,168

Total incurred losses and LAE	2,172,371	1,999,667	1,398,953

Paid related to:
Current year	447,825	439,651	323,584
Prior years	635,391	785,831	841,648

Total paid losses and LAE	1,083,216	1,225,482	1,165,232

Sale of UK branch	503,571	-	-
Foreign Exchange/Translation Adjustment	59,142	65,300	20,920
Net balance at December 31	4,560,702	3,915,976	3,076,491
Plus reinsurance recoverables	2,286,202	2,311,102	1,798,734

Balance at December 31	$6,846,904	$6,227,078	$4,875,225

Gross loss and LAE reserves totaled $6,846.9 million at December 31, 2004, $6,227.1 million at December 31, 2003, and $4,875.2 million at December 31, 2002. The increase in 2004 is primarily attributable to net prior period reserve adjustments in select areas, an increase in catastrophe losses, increased premiums earned and normal variability in claim settlements. The increase in 2003 was primarily attributable to increased premiums earned, net prior period reserve adjustments in select areas and normal variability in claim settlement.

Reinsurance receivables for both paid and unpaid losses totaled $2,560.4 million at December 31, 2004, $2,402.5 million at December 31, 2003, and $1,840.1 million at December 31, 2002. At December 31, 2004, $1,394.5 million, or 54.5% was receivable from Bermuda Re, $405.0 million, or 15.8% was receivable from subsidiaries of London Reinsurance Group (“London Life”). These receivables are effectively secured by a combination of letters of credit, trust accounts and funds held arrangements. Under the funds held arrangements, the Company has retained the premium payments due the retrocessionaire, recognized liabilities for such amounts and reduced such liabilities as payments are due from the retrocessionaire. In addition, $160.0 million, or 6.3% was receivable from the Prudential Property and Casualty Insurance Company of Indiana (“Prupac”), which in late 2003 was purchased by LM Property and Casualty Insurance Company (“LM”) and whose obligations continue to be guaranteed by The Prudential Insurance Company of America (“The Prudential”), and $132.5 million, or 5.2% was receivable from Transatlantic Reinsurance Company

(“Transatlantic”), which is partially secured by funds held arrangements. No other retrocessionaire accounted for more than 5% of the Company’s receivables.

Prior year incurred losses increased by $184.9 million in 2004 and $229.0 million in 2003. The increase was the result of modest reserve strengthening in select areas, most notably in directors and officers, surety and workers’ compensation lines.

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

The Company’s reserves include an estimate of the Company’s ultimate liability for A&E claims. This estimate is made based on a judgmental assessment of the underlying exposures as the result of (1) long and variable reporting delays, both from insureds to insurance companies and from ceding companies to reinsurers; (2) historical data, which is more limited and variable on A&E losses than historical information on other types of casualty claims; and (3) unique aspects of A&E exposures for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims. Among the uncertainties are: (a) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of asbestos or environmental contamination; (c) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (d) changes in underlying laws and judicial interpretation of those laws; (e) the potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (f) questions concerning interpretation and application of insurance and reinsurance coverage; and (g) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

With respect to asbestos claims in particular, several additional factors have emerged in recent years that further compound the difficulty in estimating the Company’s liability. These developments include: (a) continued growth in the number of claims filed, in part reflecting a much more aggressive plaintiff’s bar and including claims against defendants formerly regarded as “peripheral”; (b) a disproportionate percentage of claims filed by individuals with no functional injury, which should have little to no financial value but that have increasingly been considered in jury verdicts and settlements; (c) the growth in the number and significance of bankruptcy filings by companies as a result of asbestos claims (including, more recently, bankruptcy filings in which companies attempt to resolve their asbestos liabilities in a manner that is prejudicial to insurers and forecloses insurers from the negotiation of bankruptcy plans); (d) the concentration of claims in a small number of states that favor plaintiffs; (e) the growth in the number of claims that might impact the general liability portion of insurance policies rather than the product liability portion; (f) measures adopted by specific courts to ameliorate the worst procedural abuses; (g) an increase in settlement values being paid to asbestos claimants, especially those with cancer or functional impairment; (h) legislation in some states to address asbestos litigation issues; and (i) the potential that other states or the U.S. Congress may adopt legislation on asbestos litigation.

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

In connection with the Company’s acquisition of Mt. McKinley, which has significant exposure to A&E claims, Prupac, a subsidiary of The Prudential, provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley’s reserves as of September 19, 2000 and The Prudential guaranteed Prupac’s obligations to Mt. McKinley. In late 2003, Prupac was purchased by LM and all obligations of Prupac continue to be guaranteed by The Prudential. Cessions under this reinsurance agreement exhausted the limit available under the contract at December 31, 2003.

With respect to Mt. McKinley, where the Company has a direct relationship with policyholders, the Company’s aggressive litigation posture and the uncertainties inherent in the asbestos coverage and bankruptcy litigation have provided an opportunity to actively engage in settlement negotiations with a number of those policyholders who have potentially significant asbestos liabilities. Those discussions are oriented towards achieving reasonable negotiated settlements that limit Mt. McKinley’s liability to a given policyholder to a sum certain. In 2004, the Company has concluded such settlements or reached agreement in principle with several of its high profile policyholders. The Company has currently identified 15 policyholders based on their past claim activity and/or potential future liabilities as “High Profile Policyholders” and its settlement efforts are generally directed at such policyholders, in part because their exposures have developed to the point where both the policyholder and the Company have sufficient information to be motivated to settle. The Company believes that this active approach will ultimately result in a more cost-effective liquidation of Mt. McKinley’s liabilities than a passive approach, although it may also introduce additional variability in Mt. McKinley’s losses and cash flows.

There is less potential for similar settlements with respect to the Company’s reinsurance asbestos claims. Ceding companies, with their direct obligation to insureds and overall responsibility for claim settlements, are not consistently aggressive in developing claim settlement information and conveying this information to reinsurers, which can introduce significant and perhaps inappropriate delays in the reporting of asbestos claims/exposures to reinsurers. These delays not only extend the timing of reinsurance claim settlements, but also restrict the information available to estimate the reinsurers’ ultimate exposure.

The following table summarizes incurred losses with respect to A&E on both a gross and net of retrocessional basis for the periods indicated:

(Dollars in thousands)	2004	2003	2002

Gross basis
Beginning of reserves	$765,257	$667,922	$644,390
Incurred losses	171,729	172,596	95,004
Paid losses	(208,661)	(75,261)	(71,472)

End of period reserves	$728,325	$765,257	$667,922

Net basis
Beginning of reserves	$262,990	$243,157	$276,169
Incurred losses	10,310	16,768	6,167
Paid losses	30,035	3,065	(39,179)

End of period reserves	$303,335	$262,990	$243,157

At December 31, 2004, the gross reserves for A&E losses were comprised of $148.5 million representing case reserves reported by ceding companies, $151.3 million representing additional case reserves established by the Company on assumed reinsurance claims, $272.1 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $156.4 million representing IBNR reserves.

Mt. McKinley is a reinsurer of Everest Re. Under a series of transactions dating to 1986, Mt. McKinley reinsured several components of Everest Re’s business. In particular, Mt. McKinley provided stop loss protection, in connection with the Company’s October 5, 1995 initial public offering, for any adverse loss development on Everest Re’s June 30, 1995 (December 31, 1994 for catastrophe losses) reserves, with $375.0 million in limits, of which $31.4 remains available (the “Stop Loss Agreement”). The Stop Loss Agreement and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the Company’s acquisition of Mt. McKinley. However, these contracts became transactions with affiliates effective on the date of the Mt. McKinley acquisition. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm’s-length consideration, all of its net reinsurance exposures and reserves to Bermuda Re.

Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, depending on coverage under the Company’s various reinsurance arrangements, could have a material adverse effect on the Company’s future financial condition, results of operations and cash flows.

4.  CREDIT LINE

Effective October 10, 2003, Holdings entered into a new three year, $150.0 million senior revolving credit facility with a syndicate of lenders, replacing the December 21, 1999, three year senior revolving credit facility, which expired on December 19, 2003. Both the October 10, 2003 and December 21, 1999 senior revolving credit agreements, which have similar terms, are referred to as the “Holdings Credit Facility”. Wachovia Bank is the administrative agent for the Holdings Credit Facility. The Holdings Credit Facility is used for liquidity and general corporate purposes. The Holdings Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either (1) the Base Rate (as defined below) or (2) an adjusted London InterBank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate, in each case plus 0.5% per annum. The amount of margin and the fees payable for the Holdings Credit Facility depend upon the Company’s senior unsecured debt rating.

The Holdings Credit Facility requires the Company to maintain a debt to capital ratio of not greater than 0.35 to 1 and a minimum interest coverage ratio of 2.5 to 1 and requires Everest Re to maintain its statutory surplus at $1.0 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions. As of December 31, 2004, the Company was in compliance with these covenants.

During the year ended December 31, 2004, there were payments made of $70.0 million and there were no incremental borrowings made under the Holdings Credit Facility. During the year ended December 31, 2003, there were no payments made and no incremental borrowings under the Holdings Credit Facility. During the year ended December 31, 2002, there were payments made of $80 million and new Holdings Credit Facility borrowings of $45 million. As of December 31, 2004 and 2003, there were outstanding Holdings Credit Facility borrowings of $0.0 million and $70.0 million, respectively. Interest expense incurred in connection with these borrowings was $1.2 million, $1.4 million and $3.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

5.  SENIOR NOTES

On October 12, 2004, the Company completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, the Company completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.50% senior notes due March 15, 2005. Interest expense incurred in connection with these senior notes was $42.0 million, $38.9 million and $38.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Market value, which is based on quoted market price at December 31, 2004 was $250.3 million for the 5.4% senior notes, $236.7 million for the 8.75% senior notes and $252.7 million for the 8.5% senior notes.

6.   JUNIOR SUBORDINATED DEBT SECURITIES PAYABLE

On March 29, 2004, the Company issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Everest Re Capital Trust II (“Capital Trust II”). The Company can redeem the junior subordinated debt securities before their maturity at 100% of their principal amount plus accrued interest as of the date of redemption, in whole or in part, on one or more occasions at any time on or after March 30, 2009; or at any time, in whole, but not in part, within 90 days of the occurrence and continuation of specific events.

On November 14, 2002, the Company issued $216.5 million of 7.85% junior subordinated debt securities due November 15, 2032 to Everest Re Capital Trust (“Capital Trust”). The Company can redeem the junior subordinated debt securities before their maturity at 100% of their principal amount plus accrued interest as of the date of redemption, in whole or in part, on one or more occasions at any time on or after November 14, 2007; or at any time, in whole, but not in part, within 90 days of the occurrence and continuation of specific events.

Fair value, which is primarily based on quoted market price of the related trust preferred securities at December, 31 2004 was $238.8 million for the 7.85% junior subordinated debt securities and $309.9 million for the 6.20% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $32.4 million, $17.0 million and $2.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Capital Trust and Capital Trust II are wholly owned finance subsidiaries of the Company.

The Company considers that the mechanisms and obligations relating to the trust preferred securities, taken together, constitute a full and unconditional guarantee by the Company of Capital Trust and Capital Trust II’s payment obligations with respect to their respective trust preferred securities.

There are certain regulatory and contractual restrictions on the ability of the Company’s operating subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The insurance laws of the State of Delaware, where the Company’s direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to the Company that exceed certain statutory thresholds. In addition, the terms of the Holdings Credit Facility require Everest Re, the Company’s principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year. At December 31, 2004, $1,901.0 million of the $2,565.0 million in net assets of the Company’s consolidated subsidiaries were subject to the foregoing regulatory restrictions.

7.  TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement as security for assumed losses payable for a non-affiliated ceding company, which effectively uses Everest Re’s investments as collateral. At December 31, 2004, the total amount on deposit in the trust account was $18.9 million.

8.  OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2004 for all of the Company’s operating leases with remaining non-cancelable terms in excess of one year are as follows:

(Dollars in thousands)
2005	$5,193
2006	5,345
2007	5,308
2008	5,105
2009	4,903
Thereafter	6,664

Net commitments	$32,518

All of these leases, the expiration terms of which range from 2005 to 2013, are for the rental of office space. Rental expense, net of sublease rental income, was $6.7 million, $6.5 million and $6.5 million for 2004, 2003 and 2002, respectively.

9.  INCOME TAXES

All the income of the U.S. subsidiaries is subject to the applicable federal, foreign, state and local taxes on corporations. Additionally, the income of foreign branches of the Company’s insurance operating companies is subject to various income taxes. The provision for income taxes in the consolidated statement of income has been determined by reference to the individual income of each entity and the respective applicable tax laws. It reflects the permanent differences between financial and taxable income relevant to each entity. The significant components of the provision are as follows:

	Years Ended December 31,

(Dollars in thousands)	2004	2003	2002

Current tax:
U.S	$51,063	$106,081	$12,069
Foreign	51,259	7,288	12,193

Total current tax	102,322	113,369	24,262
Total deferred U.S. tax (benefit) expense	(46,185)	(52,333)	507

Total income tax expense	$56,137	$61,036	$24,769

A reconciliation of the U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,

(Dollars in thousands)	2004	2003	2002

Federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
Tax exempt income	(19.7)	(19.0)	(18.6)
UK Branch Sale	6.7	-	-
Other, net	2.2	6.8	1.3

Effective tax rate	24.2%	22.8%	17.7%

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S. tax laws and regulations. The principal items making up the net deferred income tax asset are as follows:

	Years Ended December 31,

(Dollars in thousands)	2004	2003

Deferred tax assets:
Reserve for losses and LAE	$236,207	$211,220
Unearned premium reserve	70,812	70,274
Impairments	1,688	16,838
Deferred compensation	5,213	7,010
Deferred reinsurance	31,780	-
Capital loss carryforward	-	1,109
Sale of UK Branch	9,543	-
Net operating loss and foreign tax credit carryforwards	48,727	21,899
Other assets	21,601	25,398

Total deferred tax assets	425,571	353,748

Deferred tax liabilities:
Deferred acquisition costs	71,293	76,821
Investments	8,529	4,838
Net unrealized appreciation of investments	123,305	105,789
Foreign currency translation	28,697	5,556
Other liabilities	8,945	986

Total deferred tax liabilities	240,769	193,990

Net deferred tax assets	$184,802	$159,758

For U.S. income tax purposes the Company has foreign tax credit carryforwards of $6.4 million expiring in 2011 and $11.3 million expiring in 2012. Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets and, accordingly, no valuation allowance has been recorded for the periods presented.

Tax benefits of $8.2 million and $3.5 million related to compensation expense deductions for stock options exercised in 2004 and 2003, respectively, are reflected in the change in stockholders' equity in "additional paid in capital".

10.  REINSURANCE

The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences. These agreements provide for recovery from reinsurers of a portion of losses and LAE under certain circumstances without relieving the insurer of its obligation to the policyholder. Losses and LAE incurred and premiums earned are after deduction for reinsurance. In the event reinsurers were unable to meet their obligations under reinsurance agreements, the Company would not be able to realize the full value of the reinsurance recoverable balances. The Company may hold partial collateral, including letters of credit, trust accounts and funds held, under these agreements. See also Note 1C.

The Company engages in reinsurance transactions with Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”) under which business is ceded for what management believes to be arm’s length consideration. These transactions include:

o	Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred all of its net insurance exposures and reserves to Bermuda Re.

o	Effective October 1, 2001, Everest Re and Bermuda Re entered into a loss portfolio reinsurance agreement, whereby Everest Re transferred all of its Belgium branch net insurance exposures and reserves to Bermuda Re and subsequently closed its Belgium branch.

o	For premiums earned and losses incurred for the period January 1, 2002 through December 31, 2002, Everest Re, Everest National Insurance Company and Everest Security Insurance Company entered into an Excess of Loss Reinsurance Agreement with Bermuda Re, covering workers’ compensation losses occurring on and after January 1, 2002, as respects new, renewal and in force policies effective on that date through December 31, 2002. Bermuda Re is liable for any loss exceeding $100,000 per occurrence, with its liability not to exceed $150,000 per occurrence.

o	Effective January 1, 2002 for the 2002 underwriting year, Everest Re ceded 20% of its net retained liability to Bermuda Re through a quota share reinsurance agreement (“whole account quota share”).

o	Effective January 1, 2003, Everest Re and Bermuda Re amended the whole account quota share, through which Everest Re previously ceded 20% of its business to Bermuda Re so that effective January 1, 2003 Everest Re ceded 25% to Bermuda Re of the net retained liability on all new and renewal policies underwritten during the term of this agreement.

o	Effective January 1, 2003, Everest Re entered into a whole account quota share with Bermuda Re, whereby Everest Re’s Canadian branch cedes to Bermuda Re 50% of its net retained liability on all new and renewal property business.

o	Effective January 1, 2004, Everest Re and Bermuda Re amended the whole account quota share through which Everest Re previously ceded 25% of its business to Bermuda Re so that effective January 1, 2004 Everest Re will cede 22.5% to Bermuda Re and 2.5% to Everest International of the net retained liability on all new and renewal covered business written during the term of this agreement.

The following table summarizes the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, for the periods indicated:

	Bermuda Re
	Years Ended December 31,

(Dollars in thousands)	2004	2003	2002

Ceded written premiums	$654,332	$982,954	$381,071
Ceded earned premiums	659,375	813,279	283,786
Ceded losses and LAE (a)	546,554	516,210	207,233
	Everest International
	Years Ended December 31,

(Dollars in thousands)	2004	2003	2002

Ceded written premiums	$58,910	$–	$–
Ceded earned premiums	40,389	–	–
Ceded losses and LAE	30,957	–	–

(a)     Ceded losses and LAE include the Mt. McKinley loss portfolio transfer that constitutes losses ceded under retroactive reinsurance and therefore, in accordance with FAS 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” a deferred gain on retroactive reinsurance is reflected in other expenses on the consolidated statement of operations.

Effective January 1, 2004, Everest Re sold the net assets of its UK branch to Bermuda Re. In connection with the sale, Everest Re provided Bermuda Re with a reserve indemnity agreement allowing for indemnity payments of up to 90% of £25.0 million in the event December 31, 2002 losses and LAE reserves develop adversely. The amount included in incurred losses and LAE for the year ended December 31, 2004 was $41.7 million, reducing the limit available under this agreement to $0.0 million.

The Company considers purchasing corporate level retrocessional protection covering the potential accumulation of exposures. Such consideration includes balancing the underlying exposures against the availability of cost-effective retrocessional protection. For years ended December 31, 1999, 2000 and 2001, the Company purchased accident year aggregate excess of loss retrocession coverage that provided up to $175.0 million of coverage for each year. These excess of loss policies provided coverage if Everest Re’s consolidated statutory basis accident year loss ratio exceeded a loss ratio attachment point for each year of coverage. The attachment point was net of inuring reinsurance and included adjustable premium provisions that effectively caused the Company to offset, on a pre-tax income basis up to approximately 57% of such ceded losses. The maximum recovery for each year is $175.0 million before giving effect to the adjustable premium. During 2002 and 2003, the Company ceded $90.0 million and $85.0 million of losses, respectively, to the 2000 cover, effectively reducing the limit available under the contract to $0.0 million. During 2002, the Company ceded $11.0 million of losses to the 2001 cover, reducing the limit available under the contract to $0.0 million. The Company did not purchase similar coverage for the period subsequent to December 31, 2001.

In addition, the Company had coverage under an aggregate excess of loss reinsurance agreement provided by Prupac, a wholly-owned subsidiary of The Prudential, in connection with the Company’s acquisition of Mt. McKinley in September 2000. This agreement covers 80% or $160 million of the first $200 million of any adverse loss reserve development on the carried reserves of Mt. McKinley at the date of acquisition and reimburses the Company as such losses are paid by the Company. There were $160.0 million of cessions under this reinsurance at December 31, 2003, reducing the limit available under this contract to $0.0 million. On October 31, 2003 LM completed its purchase of Prupac and its obligations from The Prudential. The Prudential continues to guarantee LM’s obligation under this agreement.

Mt. McKinley is a reinsurer of Everest Re. Under a series of transactions dating to 1986, Mt. McKinley reinsured several components of Everest Re’s business. In particular, Mt. McKinley provided stop loss reinsurance protection, in connection with the Company’s October 5, 1995 initial public offering, for any adverse loss development on Everest Re’s June 30, 1995 (December 31, 1994 for catastrophe losses) reserves, with $375.0 million in limits, of which $31.4 million remains available (the “Stop Loss Agreement”). The Stop Loss Agreement and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the acquisition. However, these contracts became transactions with affiliates effective on the date of the Mt. McKinley acquisition, and their financial impact is thereafter eliminated in consolidation. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm’s-length consideration, all of its net insurance exposures and reserves to Bermuda Re.

Premiums written and earned are comprised of the following:

	Years Ended December 31,

(Dollars in thousands)	2004	2003	2002

Written premiums:
Direct	$1,256,105	$1,179,449	$843,602
Assumed	2,564,591	3,114,159	1,911,820
Ceded	(887,978)	(1,205,985)	(565,903)

Net written premiums	$2,932,718	$3,087,623	$2,189,519

Premiums earned:
Direct	$1,142,632	$983,221	$667,151
Assumed	2,557,998	2,777,349	1,754,717
Ceded	(871,479)	(1,002,846)	(464,522)

Net premiums earned	$2,829,151	$2,757,724	$1,957,346

The amounts deducted from losses and LAE incurred for net reinsurance recoveries were $712.7 million, $760.4 million and $486.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

As of December 31, 2004, the Company carried as an asset $2,560.4 million in reinsurance receivables with respect to losses ceded. Of this amount, $1,394.5 million, or 54.5%, was receivable from Bermuda Re, $405.0 million, or 15.8%, was receivable from subsidiaries of London Life, $160.0 million, or 6.3%, was receivable from LM and $132.5 million, or 5.2%, was receivable from Transatlantic. As of December 31, 2003, the Company carried as an asset $2,402.5 million in reinsurance receivables with respect to losses ceded. Of this amount, $1,156.6 million, or 48.1%, was receivable from Bermuda Re, $494.5 million, or 20.6%, was receivable from subsidiaries of London Life, $160.0 million, or 6.7%, was receivable from LM and $145.0 million, or 6.0%, was receivable from Continental Insurance Company (“Continental”). No other retrocessionaire accounted for more than 5% of the Company’s receivables. See also Note 3.

The Company’s arrangements with Bermuda Re are secured through the use of trust agreements. The Company’s arrangements with London Life and Continental are managed on a funds held basis, which means that the Company has not released premium payments to the retrocessionaire but rather retains such payments to secure obligations of the retrocessionaire, records them as a liability, credits interest on the balances at a stated

contractual rate and reduces the liability account as payments become due. As of December 31, 2004, such funds had reduced the Company’s net exposure to London Life to $184.1 million, effectively 100% of which has been secured by letters of credit, and its exposure to Continental to $43.7 million. As of December 31, 2003, such funds had reduced the Company’s net exposure to London Life to $204.9 million, effectively 100% of which had been secured by letters of credit, and its exposure to Continental to $53.3 million. LM’s obligations are guaranteed by The Prudential.

11.  COMPREHENSIVE INCOME

The components of comprehensive income for the periods ended December 31, 2004, 2003 and 2002 are shown in the following table:

(Dollars in thousands)	2004	2003	2002

Net income	$175,473	$206,485	$115,103

Other comprehensive income, before tax:
Foreign currency translation adjustments	10,472	32,428	5,145
Unrealized gains on securities
arising during the period	106,789	52,607	37,475
Less: reclassification adjustment for
realized (gains) losses included in net income	(56,710)	22,883	53,127

Other comprehensive income, before tax	60,551	107,918	95,747

Income tax expense related to
items of other comprehensive income:
Tax expense
from foreign currency translation	3,665	11,350	1,883
Tax expense from unrealized
gains arising during the period	37,380	18,410	13,116
Tax benefit from realized
losses included in net income	19,849	(8,009)	(18,595)

Income tax expense related to
items of other comprehensive income:	21,196	37,769	33,594
Other comprehensive income, net of tax	39,355	70,149	62,153

Comprehensive income	$214,828	$276,634	$177,256

The following table shows the components of the change in accumulated other comprehensive income for the years ended December 31, 2004 and 2003.

(Dollars in thousands)	2004		2003

Beginning balance of accumulated
other comprehensive income		$208,305		$138,156

Beginning balance of foreign
currency translation adjustments	$11,862		$(9,220)
Current period change in foreign
currency translation adjustments	6,802	6,802	21,082	21,082

Ending balance of foreign
currency translation adjustments	18,664		11,862

Beginning balance of
unrealized gains on securities	196,443		147,376
Current period change
in unrealized gains on securities	32,553	32,553	49,067	49,067

Ending balance of unrealized
gains on securities	$228,996		$196,443

Current period change in accumulated
other comprehensive income		39,355		70,149

Ending balance of accumulated
other comprehensive income		$247,660		$208,305

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

Although not required to make contributions under Internal Revenue Service guidelines, the Company contributed $3.3 million and $1.5 million to the qualified and non-qualified plans, respectively, in 2004 and $7.7 million and $1.2 million to the qualified and non-qualified plans, respectively, in 2003. Pension expense for the Company’s plans for the years ended December 31, 2004, 2003 and 2002 were $4.8 million, $3.7 million and $3.6 million, respectively.

The following table summarizes the status of these plans for the periods indicated:

	Years Ended December 31,

(Dollars in thousands)	2004	2003

Change in projected benefit obligation:
Benefit obligation at beginning of year	$50,773	$39,796
Service cost	3,273	2,295
Interest cost	3,397	2,692
Actuarial gain	9,410	6,331
Plan change	-	190
Administrative expenses paid	(338)	(219)
Benefits paid	(351)	(312)

Benefit obligation at end of year	66,164	50,773

Change in plan assets:
Fair value of plan assets at beginning of year	37,564	23,344
Actual return on plan assets	4,487	5,794
Actual contributions during the year	4,793	8,957
Administrative expenses paid	(338)	(219)
Benefits paid	(351)	(312)

Fair value of plan assets at end of year	46,155	37,564

Funded status	(20,009)	(13,209)
Unrecognized prior service cost	747	874
Unrecognized net loss	20,576	13,652

Net amount recognized	$1,314	$1,317

Plan assets are comprised of shares in investment trusts with approximately 68% and approximately 32% of the underlying assets consisting of equity securities and fixed maturities, respectively.

Net periodic pension cost included the following components for the periods indicated:

	Years Ended December 31,

(Dollars in thousands)	2004	2003	2002

Service cost	$3,273	$2,295	$1,877
Interest cost	3,397	2,692	2,376
Expected return on assets	(3,358)	(2,082)	(1,861)
Amortization of net loss from earlier periods	1,357	705	275
Amortization of unrecognized prior service cost	127	127	898

Net periodic pension cost	$4,796	$3,737	$3,565

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for 2004, 2003 and 2002 were 5.75%, 6.0% and 6.75%, respectively. The rate of compensation increase used to determine the actuarial present value of the projected benefit obligation for 2004, 2003 and 2002 was 4.50%. The expected long-term rate of return on plan assets for 2004, 2003 and 2002 was 9.0%.

Amounts recognized in the statement of financial position consist of for the periods indicated:

	Pension Benefits

(Dollars in thousands)	2004	2003

Prepaid benefit cost	$1,538	$1,538
Accrued benefit cost	(224)	(221)
Intangible assets	747	245
Accumulated other comprehensive income	(747)	(245)

Net amount recognized	$1,314	$1,317

The Company also maintains both qualified and non-qualified defined contribution plans (“Savings Plan” and “Non-Qualified Savings Plan”, respectively) covering U.S. employees. Under the plans, the Company contributes up to a maximum 3% of the participants’ compensation based on the contribution percentage of the employee. The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to Internal Revenue Code limitations. The Company’s incurred expenses related to these plans were $1.0 million, $0.8 million and $0.7 million for 2004, 2003 and 2002, respectively.

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees. Each non-U.S. office maintains a separate plan for the non-U.S. employees working in that location. The Company contributes various amounts based on salary, age, and/or years of service. The contributions as a percentage of salary for the branch offices range from 6% to 10%. The contributions are generally used to purchase pension benefits from local insurance providers. The Company’s incurred expenses related to these plans were $0.2 million, $0.4 million and $0.4 million for 2004, 2003 and 2002, respectively.

The following table summarizes the Accumulated Benefit Obligation for years ended December 31, 2004, and 2003, respectively.

(Dollars in thousands)	Pension Plan	Supplemental Plan	Total

Accumulated Benefit Obligation- 2004	$39,248	$ 9,652	$48,900
Accumulated Benefit Obligation- 2003	$30,762	$ 6,311	$37,073

The asset allocation percentages for the qualified and non-qualified benefit plans at December 31, 2004 and 2003, by asset category are as follows:

	Qualified Benefit Plan				Non-Qualified Benefit Plan

Asset Category:	2	004	2	003	2	004	2	003

Equity securities		67.88%		70.59%		67.75%		71.01%
Debt securities		31.36%		28.66%		31.76%		28.59%
Other		0.76%		0.75%		0.49%		0.40%

Total		100.00%		100.00%		100.00%		100.00%

The Company engages a third party investment administrator to manage the qualified and non-qualified plan for its U.S. employees. The assets in both plans consist of debt and equity mutual funds. Due to the long term nature of the plans, the target asset allocation for each plan consists of 68% equities and 32% bonds.

The Company expects to contribute approximately $3.5 million and $1.3 million in 2005 to the qualified and non-qualified plan, respectively.

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

A health care inflation rate for pre-medicare claims of 11% in 2004 was assumed to change to 10% in 2005; and then decrease one percentage point annually to 5% in 2010, and then remain at that level.

A health care inflation rate for post-medicare claims of 7% in 2004 was assumed to change to 6% in 2005; and then decrease one percentage point annually to 5% in 2006, and then remain at that level.

Changes in the assumed health care cost trend can have a significant effect on the amounts reported for the health care plans. A one percent change in the rate would have the following effects on:

(Dollars in thousands)	Percentage Point Increase ($ Impact)	Percentage Point Decrease ($ Impact)

a. Effect on total service and interest cost components	$193	$(149)
b. Effect on accumulated postretirement	$1,479	$(1,169)

Benefit expense for this plan for the year ended December 31, 2004, 2003 and 2002 was $0.8 million, $0.7 million and $0.6 million, respectively.

The following table summarizes the status of these plans:

	Years Ended December 31,

(Dollars in thousands)	2004	2003

Change in projected benefit obligation:
Benefit obligation at beginning of year	$6,870	$4,272
Service cost	419	372
Interest cost	363	358
Assumption change	308	867
Liability (gain) loss	(308)	186
Actuarial (gain) loss	(509)	833
Benefits paid	(32)	(18)

Benefit obligation at end of year	7,111	6,870

Funded status	(7,111)	(6,870)
Unrecognized net loss	1,133	1,659

(Accrued) postretirement benefit cost	$(5,978)	$(5,211)

Net periodic cost included the following components:

	Years Ended December 31,

(Dollars in thousands)	2004	2003	2002

Service cost	$419	$372	$327
Interest cost	363	358	294
Net loss recognition	17	20	-

Net periodic cost	$799	$750	$621

The following table summarizes the Accumulated Benefit Obligation for the years ended December 31, 2004 and 2003, respectively.

(Dollars in thousands)	Post Retirement Plan

Accumulated Benefit Obligation- 2004	$7,111
Accumulated Benefit Obligation- 2003	$6,870

13.  DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

A.  Dividend Restrictions
Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement. In addition, no dividend may be paid in excess of unassigned earned surplus. At December 31, 2004, Everest Re had $209.3 million available for payment of dividends in 2005 without prior regulatory approval.

B.  Statutory Financial Information
Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners (“NAIC”) and the Delaware Insurance Department. Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual. The capital and statutory surplus of Everest Re was $2,093.2 million (unaudited) and $1,715.5 million at December 31, 2004 and 2003, respectively. The statutory net income of Everest Re was $175.8 million (unaudited), $164.6 million and $77.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

14.  CONTINGENCIES

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

In 1993 and prior, the Company had a business arrangement with The Prudential wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at December 31, 2004 and 2003 was $156.0 million and $153.8 million, respectively.

Prior to its 1995 initial public offering, the Company had purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at December 31, 2004 and 2003 was $17.4 million and $16.0 million, respectively.

15.  RELATED-PARTY TRANSACTIONS

During the normal course of business, the Company, through its affiliates, engages in reinsurance and brokerage and commission business transactions, which management believes to be at arm’s-length, with companies controlled by or affiliated with its outside directors. Such transactions, individually and in the aggregate, are not material to the Company’s financial condition, results of operations and cash flows.

The Company engages in reinsurance transactions with Bermuda Re and Everest International under which business is ceded for what management believes to be arm’s length consideration. See also Note 10.

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

Effective January 1, 2004, Everest Re sold the net assets of its United Kingdom branch to Bermuda Re, a Bermuda insurance company and direct subsidiary of Group, for $77.0 million. In connection with the sale, Everest Re provided Bermuda Re with a reserve indemnity agreement providing for indemnity payments of up to 90% of £25 million in the event December 31, 2002 loss and LAE reserves develop adversely. The impact on the financial statements for the year ended December 31, 2004 was a dividend to Group of $26.3 million as net assets sold exceeded the purchase price, an underwriting gain of $10.9 million due to the sale related transactions of the 2003 and 2002 whole account quota shares with Bermuda Re (discussed in Note 10) and an increase in the current period incurred losses of $41.7 million relating to liability under the reserve indemnity agreement with Bermuda Re, reducing the limit available under this agreement to $0.0 million at December 31, 2004. Business for the UK branch was previously reported as part of the Company’s International segment.

The following tables present the relevant underwriting results for the operating segments for the three years ended December 31:

	U.S. Reinsurance
(Dollars in thousands)	2004	2003	2002

Gross written premiums	$1,478,159	$1,752,302	$894,555
Net written premiums	1,148,522	1,299,523	730,827
Premiums earned	$1,155,317	$1,060,338	$658,131
Incurred losses and loss adjustment expenses	947,467	764,794	501,000
Commission and brokerage	274,370	262,339	163,808
Other underwriting expenses	23,390	21,672	18,876

Underwriting (loss) gain	$(89,910)	$11,533	$(25,553)

	U.S. Insurance
(Dollars in thousands)	2004	2003	2002

Gross written premiums	$1,167,808	$1,069,527	$821,442
Net written premiums	788,457	741,202	553,974
Premiums earned	$726,344	$683,968	$465,719
Incurred losses and loss adjustment expenses	540,734	520,360	345,326
Commission and brokerage	70,881	104,121	111,562
Other underwriting expenses	44,834	38,569	25,802

Underwriting gain (loss)	$69,895	$20,918	$(16,971)

	Specialty Underwriting
(Dollars in thousands)	2004	2003	2002

Gross written premiums	$487,072	$502,888	$488,583
Net written premiums	364,256	385,684	448,912
Premiums earned	$356,705	$399,194	$424,666
Incurred losses and loss adjustment expenses	249,086	289,254	291,772
Commission and brokerage	94,680	100,720	120,440
Other underwriting expenses	7,069	6,475	6,363

Underwriting gain	$5,870	$2,745	$6,091

	International
(Dollars in thousands)	2004	2003	2002

Gross written premiums	$687,657	$968,891	$550,842
Net written premiums	491,732	661,214	455,806
Premiums earned	$471,970	$614,224	$408,830
Incurred losses and loss adjustment expenses	316,517	425,259	260,855
Commission and brokerage	106,606	128,306	92,625
Other underwriting expenses	11,298	16,908	13,196

Underwriting gain	$37,549	$43,751	$42,154

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the three years ended December 31:

(Dollars in thousands)	2004	2003	2002

Underwriting gain	$23,404	$78,947	$5,721
UK branch sale and related transactions	(30,714)	-	-

Underwriting (loss) gain	(7,310)	78,947	5,721
Net investment income	329,184	284,832	257,987
Realized gain (loss)	56,710	(22,883)	(53,127)
Net derivative expense	-	-	(3,466)
Corporate income (expense)	1,968	(2,111)	(823)
Interest expense	(75,539)	(57,288)	(44,573)
Other expense	(73,403)	(13,976)	(21,847)

Income before taxes	$231,610	$267,521	$139,872

The comparability of the International segment underwriting results has been impacted by the sale of the UK branch from Everest Re to Bermuda Re. In order to provide comparability, the 2003 and 2002 results for the International segment need to be adjusted to exclude the UK branch activity. Effectively, these adjustments remove the UK branch from 2003 and 2002 in the International segment underwriting results, allowing for the comparability of the results period over period.

The following table reflects the underwriting results for the International segment as reported for the year ended December 31, 2004 and proforma for the years ended December 31, 2003 and 2002:

	Years Ended December 31,

	International Segment
(Dollars in thousands)	2004 As Reported	2003 Proforma	2002 Proforma
Gross written premiums	$687,657	$525,410	$364,304
Ceded written premiums	(195,925)	(190,089)	(64,343)

Net written premiums	$491,732	$335,321	$299,961
Premiums earned	$471,970	$323,907	$275,247
Incurred losses and loss adjustment expenses	316,517	222,515	163,413
Commission, brokerage, taxes and fees	106,606	67,142	68,285
Other underwriting expenses	11,298	9,734	9,256

Underwriting gain	$37,549	$24,516	$34,293

The Company produces business in its U.S. and international operations. The net income and assets of the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. Other than the U.S., no other country represented more than 5% of the Company’s revenues.

Approximately 17.5%, 15.7% and 16.5% of the Company’s gross written premiums in 2004, 2003 and 2002, respectively, were sourced through the Company’s largest intermediary.

17.  UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the periods indicated were as follows:

(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2004 Operating data:
Gross written premiums	$992,166	$892,652	$947,433	$988,444
Net written premiums	915,013	629,598	694,230	693,877
Premiums earned	800,719	607,905	688,087	732,440
Net investment income	65,823	95,331	81,227	86,803
Net realized capital (loss) gain	(27,046)	77,504	9,388	(3,136)
Total claims and underwriting expenses	781,159	524,828	732,852	795,654
Net income	7,340	159,791	7,699	643
2003 Operating data:
Gross written premiums	$961,326	$990,233	$1,154,989	$1,187,061
Net written premiums	684,707	722,692	840,673	839,550
Premiums earned	531,691	665,601	776,895	783,537
Net investment income	67,714	72,677	70,619	73,822
Net realized capital loss	(10,075)	(2,003)	(11,843)	1,038
Total claims and underwriting expenses	499,114	647,545	751,045	783,184
Net income	59,588	55,931	60,491	30,476

EVEREST REINSURANCE HOLDINGS, INC.
SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES DECEMBER 31, 2004
Column A	Column B	Column C	Column D

(Dollars in thousands)	Cost	Market Value	Amount Shown In Balance Sheet

Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$67,006	$67,508	$67,508
State, municipalities and political subdivisions	3,281,442	3,439,322	3,439,322
Foreign government securities	310,081	332,656	332,656
Foreign corporate securities	448,567	467,106	467,106
Public utilities	170,325	178,886	178,886
All other corporate bonds	1,101,530	1,159,934	1,159,934
Mortgage pass-through securities	486,178	490,253	490,253
Redeemable preferred stock	22,400	23,874	23,874

Total fixed maturities-available for sale	5,887,529	6,159,539	6,159,539
Equity securities	571,717	650,871	650,871
Short-term investments	517,824	517,824	517,824
Other invested assets	113,050	114,187	114,187
Cash	53,887	53,887	53,887

Total investments and cash	$7,144,007	$7,496,308	$7,496,308

EVEREST REINSURANCE HOLDINGS, INC.
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT CONDENSED BALANCE SHEETS
	December 31,

(Dollars in thousands, except par value per share)	2004	2003

ASSETS:
Equity securities	$57,529	$6,496
Short-term investments	344,414	22,150
Cash	849	471
Investment in subsidiaries, at equity in the underlying net assets	2,565,045	2,255,206
Accrued investment income	257	64
Deferred tax asset	1,767	2,334
Other assets	22,834	11,622

Total assets	$2,992,695	$2,298,343

LIABILITIES:
8.5% Senior notes due 3/15/2005	$249,976	$249,874
8.75% Senor notes due 3/15/2010	199,341	199,245
5.4% Senior notes due 10/15/2014	249,584	-
Junior subordinated debt securities	546,393	216,496
Revolving credit agreement borrowings	-	70,000
Current federal income taxes	(14,259)	799
Accrued interest on debt and borrowings	16,426	13,696
Due to affiliates	1,492	1,472
Other liabilities	(50)	(103)

Total liabilities	1,248,903	751,479

STOCKHOLDERS' EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued (2004 and 2003)	-	-
Additional paid-in capital	271,652	263,290
Accumulated other comprehensive income, net of deferred income
taxes of $133.4 million at 2004 and $112.2 million at 2003	247,660	208,305
Retained earnings	1,247,430	1,098,219
Treasury shares, at cost; 0.5 million shares (2004 and 2003)	(22,950)	(22,950)

Total stockholders' equity	1,743,792	1,546,864

Total liabilities and stockholders' equity	$2,992,695	$2,298,343

See notes to consolidated financial statements

EVEREST REINSURANCE HOLDINGS, INC.
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT CONDENSED STATEMENTS OF OPERATIONS
	Years Ended December 31,

(Dollars in thousands)	2004	2003	2002

REVENUES:
Net investment income	$29,752	$598	$408
Net realized capital gains	6,466	-	-
Other expense	(1,627)	(1,378)	(2,241)
Equity in undistributed change in retained earnings of subsidiaries	193,224	252,435	137,645

Total revenues	227,815	251,655	135,812

EXPENSES:
Interest expense	75,540	57,288	44,574
Other expense	1,492	831	466

Total expenses	77,032	58,119	45,040

INCOME BEFORE TAXES	150,783	193,536	90,772
Income benefit	(24,690)	(12,949)	(24,331)

NET INCOME	$175,473	$206,485	$115,103

See notes to consolidated financial statements

EVEREST REINSURANCE HOLDINGS, INC.
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT CONDENSED STATEMENTS OF CASHFLOWS
	Years Ended December 31,

(Dollars in thousands)	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$175,473	$206,485	$115,103
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in undistributed change in retained earnings of subsidiaries	(193,224)	(252,435)	(137,645)
Increase (decrease) in other liabilities	74	343	(32,858)
Decrease (increase) in other assets	1,417	354	(6,283)
Increase in accrued interest on debt and borrowings	2,730	150	1,602
(Increase) decrease in deferred tax asset	(13,567)	1,785	34,239
Decrease (increase) in receivable from affiliates	-	126	(2,279)
Accrual of bond discount	(807)	-	-
Amortization of underwriting discount on senior notes	204	181	167

Net cash used in operating activities	(27,700)	(43,011)	(27,954)

CASH FLOWS FROM INVESTING ACTIVITIES
Additional investment in subsidiaries, net of cash acquired	(148,181)	-	(200,196)
(Cost) proceeds from equity securities (acquired) sold	(51,032)	-	6,496
Net (purchases) sales of short-term securities	(321,457)	(5,684)	(15,755)
UK branch sale	(26,262)	-	-

Net cash (used in) provided by investing activities	(546,932)	(5,684)	(209,455)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend from parent	181	235	-
Acquisition of treasury stock	-	-	(22,895)
Borrowing on revolving credit agreement	-	-	45,000
Repayments on revolving credit agreement	(70,000)	-	(80,000)
Proceeds from issuance of senior notes	246,651	-	-
Net proceeds from issuance of junior subordinated debt securities	319,997	-	209,881
Tax benefit from stock options exercised	8,181	3,547	733
Dividend from subsidiaries	70,000	45,000	85,000

Net cash provided by financing activities	575,010	48,782	237,719

Net increase in cash	378	87	310
Cash, beginning of period	471	384	74

Cash, end of period	$849	$471	$384

See notes to consolidated financial statements

EVEREST REINSURANCE HOLDINGS, INC.
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J

Geographic Area (Dollars in thousands)	Deferred Acquisition Costs	Reserve Losses and Loss Adjustment Expenses	Unearned Premium Reserves	Premiums Earned	Net Investment Income	Incurred Loss and Loss Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Written Premium

December 31, 2004
Domestic	$163,600	$5,986,100	$1,226,099	$2,357,181	$305,707	$1,855,854	$470,893	$73,325	$2,440,986
International	40,524	860,804	161,073	471,970	23,477	316,517	106,606	11,298	491,732

Total	$204,124	$6,846,904	$1,387,172	$2,829,151	$329,184	$2,172,371	$577,499	$84,623	$2,932,718

December 31, 2003
Domestic	$169,765	$5,137,233	$1,134,706	$2,143,500	$247,941	$1,574,408	$467,180	$68,827	$2,426,409
International	50,912	1,089,845	222,965	614,224	36,891	425,259	128,306	16,908	661,214

Total	$220,677	$6,227,078	$1,357,671	$2,757,724	$284,832	$1,999,667	$595,486	$85,735	$3,087,623

December 31, 2002
Domestic	$133,824	$4,125,389	$702,970	$1,548,516	$230,057	$1,138,098	$395,810	$51,864	$1,733,713
International	27,626	749,836	106,843	408,830	27,930	260,855	92,625	13,196	455,806

Total	$161,450	$4,875,225	$809,813	$1,957,346	$257,987	$1,398,953	$488,435	$65,060	$2,189,519

EVEREST REINSURANCE HOLDINGS, INC.
SCHEDULE IV — REINSURANCE
Column A	Column B	Column C	Column D	Column E	Column F

(Dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Assumed to Net

December 31, 2004
Total property and liability
insurance premiums earned	$1,142,632	$871,479	$2,557,998	$2,829,151	90.4%
December 31, 2003
Total property and liability
insurance premiums earned	$983,221	$1,002,846	$2,777,349	$2,757,724	100.7%
December 31, 2002
Total property and liability
insurance premiums earned	$667,151	$464,523	$1,754,718	$1,957,346	89.6%