Form 10-Q
period 2005-03-31
EVEREST REINSURANCE HOLDINGS INC
filed 2005-05-12
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	Commission file number:
March 31, 2005	1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3263609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

YES X	NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

YES	NO X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at May 2, 2005

Common Stock, $.01 par value	1,000

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Index To Form 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements	Page

Consolidated Balance Sheets at March 31, 2005 (unaudited)
and December 31, 2004	3

Consolidated Statements of Operations and Comprehensive Income
for the three months ended March 31, 2005 and 2004 (unaudited)	4

Consolidated Statements of Changes in Stockholders’ Equity for the
three months ended March 31, 2005 and 2004 (unaudited)	5

Consolidated Statements of Cash Flows for the three months ended
March 31, 2005 and 2004 (unaudited)	6

Notes to Consolidated Interim Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operation	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	38

PART II

OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	39

Item 4. Submission of Matters to a Vote of Security Holders	39

Item 5. Other Information	39

Item 6. Exhibits	40
EVEREST REINSURANCE HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value per share)	March 31, 2005	December 31, 2004

	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value
(amortized cost: 2005, $5,886,477; 2004, $5,887,529)	$6,076,122	$6,159,539
Equity securities, at market value (cost: 2005, $724,776; 2004, $571,717)	784,466	650,871
Short-term investments	241,413	517,824
Other invested assets (cost: 2005, $121,059; 2004, $113,050)	122,304	114,187
Cash	84,758	53,887

Total investments and cash	7,309,063	7,496,308
Accrued investment income	85,847	82,351
Premiums receivable	1,047,240	1,063,879
Reinsurance receivables - unaffiliated	1,150,788	1,164,851
Reinsurance receivables - affiliated	1,499,459	1,395,555
Funds held by reinsureds	133,727	133,797
Deferred acquisition costs	209,687	204,124
Prepaid reinsurance premiums	365,146	368,450
Deferred tax asset	235,449	184,801
Other assets	145,051	115,788

TOTAL ASSETS	$12,181,457	$12,209,904

LIABILITIES:
Reserve for losses and adjustment expenses	$6,928,107	$6,846,904
Unearned premium reserve	1,413,545	1,387,172
Funds held under reinsurance treaties	330,905	363,842
Losses in the course of payment	32,192	5,032
Contingent commissions	1,147	3,532
Other net payable to reinsurers	458,395	394,568
Current federal income taxes	29,587	37,580
8.5% Senior notes due 3/15/2005	-	249,976
8.75% Senior notes due 3/15/2010	199,367	199,341
5.4% Senior notes due 10/15/2014	249,592	249,584
Junior subordinated debt securities payable	546,393	546,393
Accrued interest on debt and borrowings	9,229	16,426
Other liabilities	217,255	165,762

Total liabilities	10,415,714	10,466,112

Commitments & Contingencies (Note 4)
STOCKHOLDERS' EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued (2005 and 2004)	-	-
Additional paid-in capital	274,532	271,652
Treasury shares, at cost; 0.5 million shares (2005 and 2004)	(22,950)	(22,950)
Accumulated other comprehensive income, net of deferred income
taxes of $96.8 million at 2005 and $133.4 million at 2004	179,818	247,660
Retained earnings	1,334,343	1,247,430

Total stockholders' equity	1,765,743	1,743,792

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,181,457	$12,209,904

The accompanying notes are an integral part of the consolidated financial statements

EVEREST REINSURANCE HOLDINGS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
	Three Months Ended March 31,

(Dollars in thousands)	2005	2004

	(unaudited)
REVENUES:
Premiums earned	$619,006	$800,719
Net investment income	85,922	65,823
Net realized capital gains (losses)	1,485	(27,046)
Other expense	(4,511)	(17,260)

Total revenues	701,902	822,236

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	434,129	593,223
Commission, brokerage, taxes and fees	117,150	168,674
Other underwriting expenses	24,396	19,262
Interest expense on senior notes	12,235	9,736
Interest expense on junior subordinated debt	9,362	4,419
Interest expense on credit facility	47	324

Total claims and expenses	597,319	795,638

INCOME BEFORE TAXES	104,583	26,598
Income tax expense	17,670	19,258

NET INCOME	$86,913	$7,340

Other comprehensive (loss) income, net of tax	(67,842)	24,945

COMPREHENSIVE INCOME	$19,071	$32,285

The accompanying notes are an integral part of the consolidated financial statements

EVEREST REINSURANCE HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
	Three Months Ended March 31,

(Dollars in thousands, except share amounts)	2005	2004

	(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000
Issued during the period	-	-

Balance, end of period	1,000	1,000

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period	$271,652	$263,290
Tax benefit from stock options exercised	2,830	4,935
Dividend from parent	50	45

Balance, end of period	274,532	268,270

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	247,660	208,305
Net (decrease) increase during the period	(67,842)	24,945

Balance, end of period	179,818	233,250

RETAINED EARNINGS:
Balance, beginning of period	1,247,430	1,098,219
Net income	86,913	7,340
Dividends paid	-	(26,262)

Balance, end of period	1,334,343	1,079,297

TREASURY SHARES AT COST:
Balance, beginning of period	(22,950)	(22,950)
Treasury shares acquired during the period	-	-

Balance, end of period	(22,950)	(22,950)

TOTAL STOCKHOLDERS' EQUITY, END OF PERIOD	$1,765,743	$1,557,867

The accompanying notes are an integral part of the consolidated financial statements

EVEREST REINSURANCE HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,

(Dollars in thousands)	2005	2004

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$86,913	$7,340
Adjustments to reconcile net income to net cash provided by
operating activities:
Decrease (increase) in premiums receivable	16,744	(108,057)
Increase in funds held by reinsureds, net	(32,105)	(47,213)
(Increase) decrease in reinsurance receivables	(92,476)	21,947
Increase in deferred tax asset	(15,132)	(3,442)
Increase in reserve for losses and loss adjustment expenses	83,061	296,003
Increase in unearned premiums	26,289	106,911
Increase (decrease) in other assets and liabilities	67,828	(43,981)
Amortization of bond premium	1,079	152
Amortization of underwriting discount on senior notes	58	48
Realized capital (gains) losses	(1,485)	27,047

Net cash provided by operating activities	140,774	256,755

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale	44,495	106,932
Proceeds from fixed maturities sold - available for sale	87,174	226,025
Proceeds from equity securities sold	-	1,317
Proceeds from other invested assets sold	284	3
Cost of fixed maturities acquired - available for sale	(131,182)	(595,644)
Cost of equity securities acquired	(153,058)	(108,230)
Cost of other invested assets acquired	(5,390)	(126)
Net sales (purchases) of short-term securities	277,553	(356,572)
Net increase in unsettled securities transactions	20,127	37,272
Proceeds from sale of subsidiary, net of cash disposed	-	(2,741)

Net cash provided by (used in) investing activities	140,003	(691,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from stock options exercised	2,830	4,935
Dividend from parent	50	45
Repayment of senior notes	(250,000)	-
Net proceeds from issuance of junior subordinated notes	-	319,997

Net cash (used in) provided by financing activities	(247,120)	324,977

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,786)	(2,307)

Net increase (decrease) in cash	30,871	(112,339)
Cash, beginning of period	53,887	142,094

Cash, end of period	$84,758	$29,755

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
Income taxes paid, net	$36,782	$19,528
Interest paid	$28,784	$23,957
Non-cash financing transaction:
Non-cash dividend to parent	$-	$26,262
Non-cash tax benefit from stock options exercised	$2,830	$4,935
The accompanying notes are an integral part of the consolidated financial statements

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended March 31, 2005 and 2004

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

The consolidated financial statements of the Company for the three months ended March 31, 2005 and 2004 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. The results for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2004, 2003 and 2002 included in the Company’s most recent Form 10-K filing.

2.  New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated or deconsolidated in a company’s financial statements. During October 2003, the FASB deferred the effective date of FIN 46 provisions for VIEs created prior to February 1, 2003 to the first reporting period ending after December 15, 2003. During December 2003, the FASB issued FIN 46R, replacing FIN 46. FIN 46R is effective, for entities that had not adopted FIN 46 as of December 24, 2003. The Company adopted FIN 46R in the first quarter of 2004, resulting in the deconsolidation of Everest Re Capital Trust (“Capital Trust”) and Everest Re Capital Trust II (“Capital Trust II”).

In March 2004, the FASB’s Emerging Issue Task Force (“EITF”) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This issue establishes guidance for determining whether to record impairment losses associated with investments in certain equity and debt securities. The application of this issue was required for reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB issued a FASB Staff Position EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF Issue 03-1. The Company is unable to predict the impact on other-than-temporary impairments until the guidance is finalized. Currently, the Company continues to apply Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”), and the Securities and Exchange Commission (“SEC”)‘s Staff Accounting Bulletin Topic 5:M, “Other Than Temporary Impairment Of Certain Investments In

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the three months ended March 31, 2005 and 2004

Debt And Equity Securities” and believes that unrealized losses in its investment portfolio are temporary in nature.

In December 2004, FASB issued FASB Statement No. 123(R) “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires all share-based compensation awards granted, modified or settled after December 15, 1994 to be accounted for using the fair value method of accounting. Under the modified prospective application, compensation cost is recognized for the outstanding, non-vested awards based on the grant date fair value of those awards as calculated under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (“FAS 123”). The Company does not expect the adoption of the statement to have a material impact on the Company’s financial condition or results of operation. The application of FAS 123(R) will become effective for fiscal years starting after June 15, 2005.

3.  Capital Transactions

Group has a shelf registration statement on Form S-3 on file with the SEC, which was declared effective by the SEC on December 22, 2003, that provides for the issuance of up to $975.0 million of securities. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Capital Trust II and Everest Re Capital Trust III (“Capital Trust III”) are authorized to issue trust preferred securities. The following securities have been issued pursuant to that registration statement, which at March 31, 2005 has a remaining balance of $405.0 million.

o	On March 29, 2004, Capital Trust II, an unconsolidated affiliate, issued trust preferred securities resulting in a takedown from the shelf registration statement of $320 million. In conjunction with the issuance of Capital Trust II’s trust preferred securities, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Capital Trust II. Part of the proceeds from the junior subordinated debt securities issuance was used for capital contributions to Holdings’ operating subsidiaries.

o	On October 6, 2004, the Company completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. The net proceeds were used to retire existing debt of the Company, which came due on March 15, 2005.

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
(continued)

For the three months ended March 31, 2005 and 2004

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

In connection with the Company’s acquisition of Mt. McKinley Insurance Company (“Mt. McKinley”), which has significant exposure to A&E claims, Prudential Property and Casualty Insurance Company (“Prupac”), a subsidiary of The Prudential Insurance Company of America (“The Prudential”), provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley’s reserves as of September 19,

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the three months ended March 31, 2005 and 2004

2000 and The Prudential guaranteed Prupac’s obligations to Mt. McKinley. In late 2003, Prupac was purchased by LM Property and Casualty Insurance Company (“LM”) and all obligations of Prupac continue to be guaranteed by The Prudential. Cessions under this reinsurance agreement exhausted the limit available under the contract at December 31, 2003.

With respect to Mt. McKinley, where the Company has a direct relationship with policyholders, the Company’s aggressive litigation posture and the uncertainties inherent in the asbestos coverage and bankruptcy litigation have provided an opportunity to actively engage in settlement negotiations with a number of those policyholders who have potentially significant asbestos liabilities. Those discussions are oriented towards achieving reasonable negotiated settlements that limit Mt. McKinley’s liability to a given policyholder to a sum certain. In 2004, the Company had concluded such settlements or reached agreement in principle with several of its high profile policyholders. The Company has currently identified 15 policyholders based on their past claim activity and/or potential future liabilities as “High Profile Policyholders” and its settlement efforts are generally directed at such policyholders, in part because their exposures have developed to the point where both the policyholder and the Company have sufficient information to be motivated to settle. The Company believes that this active approach will ultimately result in a more cost-effective liquidation of Mt. McKinley’s liabilities than a passive approach, although it may also introduce additional variability in Mt. McKinley’s losses and cash flows.

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

Due to the uncertainties discussed above, the ultimate losses may vary materially from current losses reserves and, depending on coverage under the Company’s various reinsurance arrangements, could have a material adverse effect on the Company’s future financial condition, results of operations and/or cash flows.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the three months ended March 31, 2005 and 2004

The following table summarizes incurred losses with respect to A&E on both a gross and net of retrocessional basis for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004

Gross basis:
Beginning of period reserves	$728,325	$765,257
Incurred losses	18,000	66,000
Paid losses	(21,500)	(25,408)

End of period reserves	$724,825	$805,849

Net basis:
Beginning of period reserves	$303,335	$262,990
Incurred losses	700	4,187
Paid losses	(6,575)	32,644

End of period reserves	$297,460	$299,821

At March 31, 2005, the gross reserves for A&E losses were comprised of $138.1 million representing case reserves reported by ceding companies, $147.2 million representing additional case reserves established by the Company on assumed reinsurance claims, $319.2 million representing case reserves established by the Company on direct insurance claims including Mt. McKinley, and $120.3 million representing incurred but not reported reserves (“IBNR”).

Mt. McKinley is a reinsurer of Everest Re. Under a series of transactions dating to 1986, Mt. McKinley reinsured several components of Everest Re’s business. In particular, Mt. McKinley provided stop loss protection, in connection with the Company’s October 5, 1995 initial public offering, for any adverse loss development on Everest Re’s June 30, 1995 (December 31, 1994 for catastrophe losses) reserves, with $375.0 million in limits, of which $38.6 remains available (the “Stop Loss Agreement”). The Stop Loss Agreement and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the Company’s acquisition of Mt. McKinley. However, these contracts became transactions with affiliates effective on the date of the Mt. McKinley acquisition. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm’s-length consideration, all of its net reinsurance exposures and reserves to Bermuda Re.

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
(continued)

For the three months ended March 31, 2005 and 2004

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

In 1993 and prior, the Company had a business arrangement with The Prudential wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at March 31, 2005 was $155.6 million.

Prior to its 1995 initial public offering, the Company had purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at March 31, 2005 was $17.7 million.

5.  Other Comprehensive Income

The following table presents the components of other comprehensive income for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004

Net unrealized (depreciation) appreciation
of investments, net of deferred income taxes	$(66,119)	$27,616
Currency translation adjustments, net of
deferred income taxes	430	(2,671)
Additional minimum pension liability	(2,153)	-

Other comprehensive (loss) income, net of
deferred income taxes	$(67,842)	$24,945

6.  Trust Agreements

A subsidiary of the Company, Everest Re, has established a trust agreement as security for assumed losses payable for a non-affiliated ceding company, which effectively uses Everest Re’s investments as collateral. At March 31, 2005, the total amount on deposit in the trust account was $19.3 million.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the three months ended March 31, 2005 and 2004

7.  Senior Notes

On October 12, 2004, the Company completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, the Company completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.50% senior notes due and retired on March 15, 2005.

Interest expense incurred in connection with these senior notes was $12.2 million and $9.7 million for the three months ended March 31, 2005 and 2004, respectively. Market value, which is based on quoted market price at March 31, 2005 was $250.9 million for the 5.4% senior notes and $232.4 million for the 8.75% senior notes.

8.  Junior Subordinated Debt Securities Payable

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

Fair value, which is primarily based on quoted market price of the related trust preferred securities at March 31, 2005, was $224.9 million for the 7.85% junior subordinated debt securities and $302.9 million for the 6.20% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $9.4 million and $4.4 million for the three months ended March 31, 2005 and 2004, respectively.

Capital Trust and Capital Trust II are wholly owned finance subsidiaries of the Company.

The Company considers that the mechanisms and obligations relating to the trust preferred securities, taken together, constitute a full and unconditional guarantee by the Company of Capital Trust and Capital Trust II’s payment obligations with respect to their respective trust preferred securities.

There are certain regulatory and contractual restrictions on the ability of the Company’s operating subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The insurance laws of the State of Delaware, where the Company’s direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the three months ended March 31, 2005 and 2004

dividends or make loans or advances to the Company that exceed certain statutory thresholds. In addition, the terms of Holdings’ Credit Facility (discussed in Note 9 below) require Everest Re, the Company’s principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year. At December 31, 2004, $1,901.0 million of the $2,565.0 million in net assets of the Company’s consolidated subsidiaries were subject to the foregoing regulatory restrictions.

9.  Credit Line

Effective October 10, 2003, the Company entered into a new three year, $150.0 million senior revolving credit facility with a syndicate of lenders, replacing the December 21, 1999, three year senior revolving credit facility, which expired on December 19, 2003. Both the October 10, 2003 and December 21, 1999 senior revolving credit agreements, which have similar terms, are referred to as the “Holdings Credit Facility”. Wachovia Bank is the administrative agent for the Holdings Credit Facility. The Holdings Credit Facility is used for liquidity and general corporate purposes. The Holdings Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either, (1) the Base Rate (as defined below) or (2) an adjusted London InterBank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate, in each case plus 0.5% per annum. The amount of margin and the fees payable for the Holdings Credit Facility depends upon the Company’s senior unsecured debt rating.

The Holdings Credit Facility requires the Company to maintain a debt to capital ratio of not greater than 0.35 to 1 and a minimum interest coverage ratio of 2.5 to 1 and requires Everest Re to maintain its statutory surplus at $1.0 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions. As of March 31, 2005, the Company was in compliance with these covenants.

During the three months ended March 31, 2005 and 2004, there were no payments made and no incremental borrowings under the Holdings Credit Facility. As of March 31, 2005 and 2004, there were outstanding Holdings Credit Facility borrowings of $0.0 million and $70.0 million, respectively.

Interest expense and fees incurred in connection with the credit line were $0.0 million for the three months ended March 31, 2005. Interest expense and fees incurred in connection with the borrowings were $0.3 million for the three months ended March 31, 2004.

10.  Segment Reporting

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
(continued)

For the three months ended March 31, 2005 and 2004

(“A&H”), marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through Everest Re’s branches in Canada and Singapore, in addition to foreign business written through Everest Re’s Miami and New Jersey offices.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments based upon their underwriting gain (loss)/underwriting results. Underwriting results include earned premium less losses and loss adjustment expenses (“LAE”) incurred, commission and brokerage expenses and other underwriting expenses. The Company utilizes inter-affiliate reinsurance, but such reinsurance generally does not impact segment results, as business is generally reported within the segment in which the business was first produced.

The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

Effective January 1, 2004, Everest Re sold the net assets of its United Kingdom branch to Bermuda Re, a Bermuda insurance company and direct subsidiary of Group, for $77.0 million. In connection with the sale, Everest Re provided Bermuda Re with a reserve indemnity agreement providing for indemnity payments of up to 90% of £25 million in the event December 31, 2002 loss and LAE reserves develop adversely. The impact on the financial statements for the three months ended March 31, 2004 was a dividend to Group of $26.3 million as net assets sold exceeded the purchase price, an underwriting gain of $10.9 million due to the sale related transactions of the 2003 and 2002 whole account quota shares with Bermuda Re (discussed in Note 13) an increase in incurred losses and LAE for the three months ended March 31, 2004 of $36.8 million relating to liability under the reserve indemnity agreement with Bermuda Re. The limit available under this agreement was fully exhausted at December 31, 2004.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the three months ended March 31, 2005 and 2004

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance
	Three Months Ended March 31,
(Dollars in thousands)	2005	2004

Gross written premiums	$349,800	$367,932
Net written premiums	268,774	294,388
Premiums earned	$265,299	$294,965
Incurred losses and loss adjustment expenses	191,978	211,773
Commission and brokerage	57,437	78,284
Other underwriting expenses	5,713	5,727

Underwriting gain (loss)	$10,171	$(819)

U.S. Insurance
	Three Months Ended March 31,
(Dollars in thousands)	2005	2004

Gross written premiums	$274,328	$353,705
Net written premiums	199,772	264,175
Premiums earned	$174,239	$173,421
Incurred losses and loss adjustment expenses	124,718	144,848
Commission and brokerage	22,561	9,793
Other underwriting expenses	12,100	11,125

Underwriting gain	$14,860	$7,655

Specialty Underwriting
	Three Months Ended March 31,
(Dollars in thousands)	2005	2004

Gross written premiums	$102,991	$122,057
Net written premiums	74,566	100,693
Premiums earned	$73,378	$99,653
Incurred losses and loss adjustment expenses	49,854	63,866
Commission and brokerage	17,765	27,854
Other underwriting expenses	1,639	1,699

Underwriting gain	$4,120	$6,234

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the three months ended March 31, 2005 and 2004

International
	Three Months Ended March 31,
(Dollars in thousands)	2005	2004

Gross written premiums	$152,365	$148,472
Net written premiums	105,528	116,106
Premiums earned	$106,090	$113,865
Incurred losses and loss adjustment expenses	67,579	58,989
Commission and brokerage	19,387	21,781
Other underwriting expenses	2,987	2,718

Underwriting gain	$16,137	$30,377

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004

Underwriting gain	$45,288	$43,447
UK branch sale and related transactions	-	(25,894)

Underwriting gain	45,288	17,553
Net investment income	85,922	65,823
Realized gain (loss)	1,485	(27,046)
Corporate (expense) income	(1,957)	2,007
Interest expense	(21,644)	(14,479)
Other expense	(4,511)	(17,260)

Income before taxes	$104,583	$26,598

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
(continued)

For the three months ended March 31, 2005 and 2004

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

The Company accounted for its investment in interest only strips in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”(“EITF 99-20”). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities, including agency interest only strips, whether purchased or retained in securitization, as well as the rules for determining when these securities must be written down to fair value because of impairment. EITF 99-20 requires decreases in the valuation of residual interests in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings, rather than an unrealized loss in stockholders’ equity, when any portion of the decline in fair value is attributable to, as defined by EITF 99-20, an impairment loss. This portfolio was liquidated during the second quarter of 2004. The Company recorded a realized capital loss due to impairments of $28.5 million, net of income tax benefit of $15.4 million for the three months ended March 31, 2004.

12.  Related-Party Transactions

During the normal course of business, the Company, through its affiliates, engages in reinsurance and brokerage and commission business transactions, which management believes to be at arm’s-length, with companies controlled by or affiliated with certain of its outside directors. Such transactions, individually and in the aggregate, are not material to the Company’s financial condition, results of operations and cash flows.

The Company engages in reinsurance transactions with Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”) under which business is ceded for what management believes to be arm’s-length consideration. These transactions include:

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

For the three months ended March 31, 2005 and 2004

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
(continued)

For the three months ended March 31, 2005 and 2004

The following table summarizes the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, for the periods indicated:

Bermuda Re
	Three Months Ended March 31,

(Dollars in thousands)	2005	2004

Ceded written premiums	$171,546	$16,613
Ceded earned premiums	172,239	35,857
Ceded losses and LAE (a)	96,063	17,781
Everest International
	Three Months Ended March 31,

(Dollars in thousands)	2005	2004

Ceded written premiums	$23,521	$6,240
Ceded earned premiums	21,528	2,811
Ceded losses and LAE	11,708	1,609

(a)  Ceded losses and LAE include the Mt. McKinley loss portfolio transfer that constitutes losses ceded under retroactive reinsurance and therefore, in accordance with FAS 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” a deferred gain on retroactive reinsurance is reflected in other expenses on the consolidated statement of operations.

Effective January 1, 2004, Everest Re sold the net assets of its UK branch to Bermuda Re. In connection with the sale, Everest Re provided Bermuda Re with a reserve indemnity agreement allowing for indemnity payments of up to 90% of £25.0 million in the event December 31, 2002 losses and LAE reserves develop adversely. The amount included in incurred losses and LAE for the three months ended March 31, 2004 was $36.8 million. The limit available under this agreement was fully exhausted at December 31, 2004.

Part I — Item 2.

EVEREST REINSURANCE HOLDINGS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

Industry Conditions

The worldwide reinsurance and insurance businesses are highly competitive yet cyclical by product and market. Competition with respect to the types of reinsurance and insurance business in which the Company is engaged is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer or insurer by A.M. Best Company and/or Standard & Poor’s (“S&P”), underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. These factors operate at the individual market participant level to varying degrees, as applicable to the specific participant’s circumstances. They also operate in aggregate across the reinsurance industry more generally, contributing, in combination with background economic conditions and variations in the reinsurance buying practices of insurance companies (by participant and in the aggregate), to cyclical movements in reinsurance rates, terms and conditions and ultimately reinsurance industry aggregate financial results.

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

To date in 2005 and through 2004, the favorable market conditions, which had developed during 2000 through 2003, generally weakened. There were signs that pricing for most property and casualty classes declined modestly. Competition increased modestly as well, in part due to the relative profitability achieved by many reinsurers over 2002 through 2004 and the attendant buildup of capital by these participants. However, this profitability and capital buildup varied significantly by market participant, reflecting the fact that the industry was impacted by significant catastrophe losses in the second half of 2004 and generally still remained exposed to fundamental issues that had negatively impacted its aggregate capacity in 2002 and 2003, including weak investment market conditions and adverse loss emergence. All of these factors had tended to depress the industry’s aggregate financial performance and perceptions of financial strength of industry participants over this period, albeit with significant variation by individual market participant.

The Company has generally been disappointed by industry developments in 2005 and 2004, which have operated to modestly weaken pricing in most business classes and lines. However, the Company notes that it continues to see opportunities for profitable writings in a variety of classes and lines owing mainly to the general adequacy of underlying pricing. The Company cannot predict with any reasonable certainty whether and to what extent these trends or conditions will persist. In particular, the extent to which the cumulative effect of a weakening pricing environment will impact Company operations is unclear. Additionally, the continued growth of reinsurance capacity, particularly in Bermuda, changes in the Lloyd’s market, and the potential reemergence of a market share orientation among some industry participants, combined with improving and in some cases strong financial results, continue to contribute to uncertainty about the prospective level of competitive pressures.

Financial Summary

The Company’s management monitors and evaluates overall Company performance based upon financial results. The following table displays a summary of the consolidated net income for the periods indicated:

	Three Months Ended March 31,

(Dollars in thousands)	2005	2004

Gross written premiums	$879,484	$992,166
Net written premiums	648,640	915,013
REVENUES:
Premiums earned	$619,006	$800,719
Net investment income	85,922	65,823
Net realized capital gains (losses)	1,485	(27,046)
Other expense	(4,511)	(17,260)

Total revenues	701,902	822,236

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	434,129	593,223
Commission, brokerage, taxes and fees	117,150	168,674
Other underwriting expenses	24,396	19,262
Interest expense	21,644	14,479

Total claims and expenses	597,319	795,638

INCOME BEFORE TAXES	104,583	26,598
Income tax expense	17,670	19,258

NET INCOME	$86,913	$7,340

Effective January 1, 2004, Everest Re sold its UK branch to Bermuda Re (“UK Branch Sale”) and in conjunction with the sale, Everest Re provided a reserve indemnity agreement for adverse development on loss and loss adjustment expenses (“LAE”) reserve balances as of December 31, 2002, as well as made sale related adjustments for the 2003 and 2002 quota share cessions. The non-recurring impact on the three months ended March 31, 2004 results was an increase in net written premiums of $139.8 million and an increase in premiums earned, incurred losses and

LAE and underwriting expenses of $118.8 million, $113.7 million and $31.0 million, respectively.

As indicated in the preceding “Industry Conditions” section, the reinsurance and insurance industry generally experienced favorable market conditions from 2001 through 2003. These favorable market conditions coupled with the Company’s financial strength, strategic positioning and market and underwriting expertise, enabled the Company to increase its volume of business significantly over this period. With the change in trend established in 2004 and continuing in 2005, the Company continued to adapt its operations to slow its rate of growth and even decrease writings for some classes of business and reemphasize its focus on profitability as opposed to volume. The classes most affected by these actions were workers’ compensation insurance, individual risk underwritten reinsurance, medical stop loss reinsurance and select U.S. casualty reinsurance classes.

Accordingly, gross written premiums for the three months ended March 31, 2005 were $879.5 million, a decrease of 11.4% compared with $992.2 million for the three months ended March 31, 2004, which had increased 3.2% compared with the three months ended March 31, 2003.

Due to the nature of its businesses, the Company is unable to precisely differentiate between the effects of price changes as compared to the effects of changes in exposure. Similarly, because individual reinsurance arrangements often reflect revised coverages, structuring, pricing, terms and/or conditions from period to period, the Company is unable to differentiate between the premium volumes attributable to new business as compared to renewal business. Management believes, however, that the Company’s gross written premium decline has been primarily due to a reduction in exposures underwritten, along with slight pricing declines. Management believes further that market conditions, although changing, remain generally more favorable for casualty business classes than for property business classes; however, management notes that it continues to see business opportunities in a variety of product classes and markets. The Company continues to decline business that does not meet its objectives regarding underwriting profitability.

Net written premiums, comprised of gross written premiums less ceded premiums, were $648.6 million for the three months ended March 31, 2005, a decrease of 29.1% compared with $915.0 million for the three months ended March 31, 2004, which had increased 33.6% compared with the three months ended March 31, 2003. The majority of cessions in both periods continue to relate to the quota share reinsurance between Everest Re and Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”). In addition, the 2004 net written premiums included $139.8 million due to the UK Branch Sale.

Premiums earned were $619.0 million for the three months ended March 31, 2005, a decrease of 22.7% compared with $800.7 million for the three months ended March 31, 2004, which had increased 50.6% compared with the three months ended March 31, 2003. These movements reflect period to period changes in net written premiums and business mix together with normal variability in earning patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. Changes in estimates related to unreported reinsurance activity also affect premiums earned. In addition, the 2004 premiums earned included $118.8 million due to the UK Branch Sale.

Incurred losses and LAE were $434.1 million for the three months ended March 31, 2005, a decrease of 26.8% compared with $593.2 million for the three months ended March 31, 2004, which had increased 57.7% compared with the three months ended March 31, 2003. The $159.1 million decrease in incurred losses and LAE was principally related to $113.7 million in 2004 due to the UK Branch Sale, together with a decrease in net adverse prior period reserve adjustments to $18.4 million for the three months ended March 31, 2005 from $24.9 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Other factors contributing to the decline in incurred losses and LAE included changes in volume as measured by earned premium, changes in rates and terms and changes in prior period loss reserve estimates.

Commission, brokerage and tax expense were $117.2 million and $168.7 million for the three months ended March 31, 2005 and 2004, respectively, with the decrease largely due to premium volume changes and changes in the Company’s business mix. In addition, the 2004 commission, brokerage and tax expense included $31.0 million due to the UK Branch Sale.

Net investment income was $85.9 million for the three months ended March 31, 2005, an increase of 30.5% compared with $65.8 million for the three months ended March 31, 2004, which had decreased 2.8% compared to the three months ended March 31, 2003. The increase was primarily due to the increase in investable assets, up $761.6 million, or 11.6% at March 31, 2005 as compared to March 31, 2004, as well as $9.4 million of additional income from other asset investments.

Premiums are generally collected over the first 12 to 15 months of the Company’s reinsurance and insurance contracts, while related losses are typically paid out over numerous years. This tends to generate cash flow from operations along with investment income. The Company’s cash flow from operations was $140.8 million for the three months ended March 31, 2005, a decrease of 45.2% compared with $256.8 million for the three months ended March 31, 2004, which had increased 16.3% compared with the three months ended March 31, 2003. Cash flow from operations in the first quarter of 2005 was negatively impacted by an additional $65.6 million of catastrophe loss payments and $17.3 million of income tax payments period over period.

Net realized capital gains were $1.5 million for the three months ended March 31, 2005, reflecting normal portfolio management activities, compared to net realized capital losses of $27.0 million for the three months ended March 31, 2004. The realized losses for the three months ended March 31, 2004 were primarily the result of $43.9 million of write-downs in the value of interest only strip securities deemed to be impaired on an other than temporary basis, partially offset by $17.0 million of net realized gains.

The Company’s income tax expense is primarily a function of the U.S. statutory tax rates and the impact from tax preferenced investment income. The Company incurred income tax expenses of $17.7 million and $19.3 million for the three months ended March 31, 2005 and 2004, respectively. Additionally, in conjunction with the transfer of the Company’s UK Branch to Bermuda Re, there were various tax items which gave rise to incremental net tax expenses in 2004.

The increase in net income to $86.9 million from $7.3 million for the three months ended March 31, 2005 and 2004, respectively, generally reflected increased investment results, realized capital gains and an increase in underwriting results.

The Company’s stockholders’ equity increased to $1,765.7 million as of March 31, 2005 from $1,743.8 million as of December 31, 2004. The increase was primarily due to net income for the period, partially offset by a decrease in net unrealized appreciation on the Company’s fixed maturity portfolio.

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

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting gain (loss) or underwriting results. Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses and are analyzed using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by earned premium. The Company utilizes inter-affiliate reinsurance but such reinsurance generally does not impact segment results, as business is generally reported within the segment in which the business was first produced.

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance
	Three Months Ended March 31,
(Dollars in thousands)	2005	2004

Gross written premiums	$349,800	$367,932
Net written premiums	268,774	294,388
Premiums earned	$265,299	$294,965
Incurred losses and loss adjustment expenses	191,978	211,773
Commission and brokerage	57,437	78,284
Other underwriting expenses	5,713	5,727

Underwriting gain (loss)	$10,171	$(819)

U.S. Insurance
	Three Months Ended March 31,
(Dollars in thousands)	2005	2004

Gross written premiums	$274,328	$353,705
Net written premiums	199,772	264,175
Premiums earned	$174,239	$173,421
Incurred losses and loss adjustment expenses	124,718	144,848
Commission and brokerage	22,561	9,793
Other underwriting expenses	12,100	11,125

Underwriting gain	$14,860	$7,655

Specialty Underwriting
	Three Months Ended March 31,
(Dollars in thousands)	2005	2004

Gross written premiums	$102,991	$122,057
Net written premiums	74,566	100,693
Premiums earned	$73,378	$99,653
Incurred losses and loss adjustment expenses	49,854	63,866
Commission and brokerage	17,765	27,854
Other underwriting expenses	1,639	1,699

Underwriting gain	$4,120	$6,234

International
	Three Months Ended March 31,
(Dollars in thousands)	2005	2004

Gross written premiums	$152,365	$148,472
Net written premiums	105,528	116,106
Premiums earned	$106,090	$113,865
Incurred losses and loss adjustment expenses	67,579	58,989
Commission and brokerage	19,387	21,781
Other underwriting expenses	2,987	2,718

Underwriting gain	$16,137	$30,377

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004

Underwriting gain	$45,288	$43,447
UK branch sale and related transactions	-	(25,894)

Underwriting gain	45,288	17,553
Net investment income	85,922	65,823
Realized gain (loss)	1,485	(27,046)
Corporate (expense) income	(1,957)	2,007
Interest expense	(21,644)	(14,479)
Other expense	(4,511)	(17,260)

Income before taxes	$104,583	$26,598

Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004

Premiums.    Gross written premiums decreased 11.4% to $879.5 million in the three months ended March 31, 2005 from $992.2 million in the three months ended March 31, 2004, reflecting increased competitive pressures on pricing. Areas of premium decline included a 22.4% ($79.4 million) decrease in the U.S. Insurance operation principally as a result of a $113.6 million decrease in workers’ compensation business, primarily resulting from the 2004 termination of a contract with American All-Risk Insurance Services, Inc., partially offset by a $34.2 million increase in program business outside of the workers’ compensation class. The Specialty Underwriting operation decreased 15.6% ($19.1 million), resulting primarily from a $21.5 million decrease in A&H business and a $4.1 million decrease in surety business, partially offset by a $6.5 million increase in marine and aviation business. The U.S. Reinsurance operation decreased 4.9% ($18.1 million), principally reflecting a $74.9 million decrease in treaty casualty business and a $7.3 million decrease in facultative business, partially offset by a $71.8 million increase in treaty property business. The International operation saw a 2.6% ($3.9 million) increase, primarily due to a $20.4 million increase in Asian business, partially offset by an $11.6 million decrease in international business written through the Miami and New Jersey offices, representing primarily Latin American business and a $4.8 million decrease in business written in Canada.

Ceded premiums increased to $230.8 million for the three months ended March 31, 2005, from $77.2 million for the three months ended March 31, 2004. The increase in ceded premiums was primarily related to a reduction in ceded premiums of $139.8 million in 2004 due to the UK Branch Sale coupled with an increase in cessions under the Bermuda Re and Everest International quota share agreements and unaffiliated cessions in 2005.

Net written premiums decreased to $648.6 million for the three months ended March 31, 2005, a decrease of 29.1% from $915.0 million for the three months ended March 31, 2004, principally reflecting a decrease in gross written premiums as mentioned above, combined with an increase in ceded premiums.

Premium Revenues.    Net premiums earned decreased by 22.7% to $619.0 million in the three months ended March 31, 2005 from $800.7 million in the three months ended March 31, 2004. In 2004, net premiums earned included $118.8 million from the UK Branch Sale. Also contributing to this decrease was a 26.4% ($26.3 million) decrease in the Specialty Underwriting operation, a 10.1% ($29.7 million) decrease in the U.S. Reinsurance operation and a 6.8% ($7.8 million) decrease in the International operation, partially offset by a 0.5% ($0.8 million) increase in the U.S. Insurance operation. All of these changes reflect period to period changes in net written premiums and business mix, together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items. Changes in estimates related to unreported reinsurance activity also affect premiums earned.

Expenses.    Incurred losses and LAE decreased by 26.8% to $434.1 million in the three months ended March 31, 2005 from $593.2 million in the three months ended March 31, 2004. The decrease in incurred losses and LAE was principally due to $113.7 million included in 2004 relating to the UK Branch Sale and in 2005, the decrease in reserve adjustments for prior period losses, the decrease in net premiums earned and the impact of changes in the Company’s mix of business.

The Company’s loss and LAE reserves reflect estimates of ultimate claim liability. Such estimates are re-evaluated on an ongoing basis, including re-estimates of prior period reserves, taking into consideration all available information and, in particular, newly reported loss and claim experience. The effect of such re-evaluations impacts incurred losses for the current period. The Company notes that its analytical methods and processes operate at multiple levels, including individual contracts, groupings of like contracts, classes and lines of business, internal business units, segments, legal entities, and in the aggregate. The complexities of the Company’s business and operations require analyses and adjustments, both qualitative and quantitative, at these various levels. Additionally, the attribution of reserves, changes in reserves and incurred losses between accident year and underwriting year requires adjustments and allocations, both qualitative and quantitative, at these various levels. All of these processes, methods and practices appropriately balance actuarial science, business expertise and management judgment in a manner intended to assure the accuracy, precision and consistency of the Company’s reserving practices, which are fundamental to the Company’s operation. The Company notes, however, that the underlying reserves remain estimates, which are subject to variation, and that the relative degree of variability is generally least when reserves are considered in the aggregate and generally increases as the focus shifts to more granular data levels.

Incurred losses and LAE for the three months ended March 31, 2005 reflected ceded losses and LAE of $145.5 million compared to ceded losses and LAE for the three months ended March 31, 2004 of $60.4 million. Ceded losses and LAE for the three months ended March 31, 2005 included $103.3 million of ceded losses relating to the quota share reinsurance transactions between Everest Re and Bermuda Re and Everest International as compared with ceded losses of $82.5 million for the three months ended March 31, 2004, reflecting a $76.9 million reduction due to the UK Branch Sale.

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and adverse development on prior period events and are net of reinsurance. Individual catastrophe losses are reported net of specific reinsurance, but before recoveries under corporate level reinsurance and potential incurred but not reported (“IBNR”) reserve offsets. The Company defines a catastrophe as a property event with expected reported losses of at least $5.0 million before corporate level reinsurance and taxes. Catastrophe losses, net of contract specific cessions, were $13.3 million for the three months ended March 31, 2005, relating principally to losses of $16.8 million primarily from hurricanes Charley and Ivan, typhoon Songda and Suncor Refinery, which were partially offset by $3.5 million of net reserve takedowns related to pre-2004 catastrophes. Catastrophe losses, net of contract specific cessions, were $1.8 million for the three months ended March 31, 2004.

The following table shows the net catastrophe losses for each of the Company’s operating segments for the three months ended March 31, 2005 and 2004:

(Dollars in thousands)	Segment Net Catastrophe Losses

Segment	2005	2004

U.S. Reinsurance	$4.8	$0.1
U.S. Insurance	-	-
Specialty Underwriting	1.6	0.1
International	6.9	1.6

Total	$13.3	$1.8

Net adverse prior period reserve adjustments, which include catastrophe development, for the three months ended March 31, 2005 were $18.4 million compared to $24.9 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, the net adverse reserve adjustments included net adverse asbestos and environmental (“A&E”) adjustments of $0.7 million and net adverse non-A&E adjustments of $17.7 million. The reserve adjustments for the three months ended March 31, 2004 included A&E adjustments of $4.2 million and non-A&E net adverse adjustments of $20.7 million. It is important to note that adverse non-A&E accident year reserve development arises from the re-evaluation of accident year results and that such re-evaluations may also impact premiums and commissions attributed by accident year, generally mitigating, in part, the impact of loss development, and that such impacts are recorded as part of the overall reserve evaluation.

The U.S. Reinsurance segment accounted for $14.4 million of net adverse prior period reserve adjustments for the three months ended March 31, 2005, which included $13.7 million of unfavorable non-A&E prior period reserve adjustments mainly relating to casualty lines as compared to net adverse non-A&E prior period reserve adjustments of $8.9 million for the three months ended March 31, 2004. Asbestos exposures accounted for $0.7 million and $4.2 million of net adverse reserve adjustments for the three months ended March 31, 2005 and 2004, respectively.

The U.S. Insurance segment reflected $3.6 million of net favorable prior period reserve adjustments for the three months ended March 31, 2005 and $11.6 million of net adverse prior period reserve adjustments for the three months ended March 31, 2004. The March 31, 2004 prior period reserve adjustments were principally due to non-workers’ compensation programs and related to accident years 2000 through 2002.

The Specialty Underwriting segment had $1.6 million of net adverse prior period reserve adjustments for the three months ended March 31, 2005 and $0.1 million net prior period reserve adjustments for the three months ended March 31, 2004. The March 31, 2005 net adverse prior period reserve adjustments related principally to catastrophe loss development on the marine and aviation classes of business.

The International segment had $6.0 million, relating primarily to property catastrophe loss development on the Asian, International and Canadian business, and $0.1 million of net adverse prior period reserve adjustments for the three months ended March 31, 2005 and 2004, respectively.

The following table shows net prior period reserve adjustments for each of the Company’s operating segments for the three months ended March 31, 2005 and 2004:

(Dollars in thousands)	Segment Net Prior Period Reserve Adjustments

Segment	2005	2004

U.S. Reinsurance	$14.4	$13.1
U.S. Insurance	(3.6)	11.6
Specialty Underwriting	1.6	0.1
International	6.0	0.1

Total	$18.4	$24.9

The segment components of the decrease in incurred losses and LAE for the three months ended March 31, 2005 from the three months ended March 31, 2004 were a 21.9% ($14.0 million) decrease in the Specialty Underwriting operation, a 13.9% ($20.1 million) decrease in the U.S. Insurance operation and a 9.3% ($19.8 million) decrease in the U.S. Reinsurance operation, partially offset by a 14.6% ($8.6 million) increase in the International operation. These changes reflect variability in premiums earned and changes in the loss expectation assumptions for business written, as well as the net prior period reserve development and catastrophe losses discussed above. Incurred losses and LAE for each operation were also impacted by changes in the pricing of the underlying business, as well as variability relating to changes in the mix of business by class and type, which in general reflected a more favorable mix.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by net premiums earned, decreased by 4.0 percentage points to 70.1% in the three months ended March 31, 2005 from 74.1% in the three months ended March 31, 2004, reflecting the impact of the UK Branch Sale in 2004, as well as the impact of the changes in premiums earned and incurred losses and LAE discussed above, as well as changes in the underlying business mix and aggregate rates, terms and conditions.

The following table shows the loss ratios for each of the Company’s operating segments for the three months ended March 31, 2005 and 2004. The loss ratios for all operations were impacted by the factors noted above.

Segment Loss Ratios

Segment	2005	2004

U.S. Reinsurance	72.4%	71.8%
U.S. Insurance	71.6%	83.5%
Specialty Underwriting	67.9%	64.1%
International	63.7%	51.8%

Segment underwriting expenses decreased by 12.2% to $139.6 million in the three months ended March 31, 2005 from $159.0 million in the three months ended March 31, 2004. Commission, brokerage, taxes and fees decreased by $20.6 million, principally reflecting decreases in premium volume, changes in the mix of business and increases in premium based taxes. Segment other underwriting expenses increased by $1.2 million, as the Company continued to expand operations to support its business volume. Contributing to the segment underwriting expenses decrease were a 34.3% ($10.1 million) decrease in the Specialty Underwriting operation, a 24.8% ($20.9 million) decrease in the U.S. Reinsurance operation and an 8.7% ($2.1 million) decrease in the International operation, partially offset by a 65.7% (13.7 million) increase in the U.S. Insurance operation reflecting higher premium based taxes and distribution channel expenses. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance, as well as the underwriting performance of the underlying business. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 22.9% for the three months ended March 31, 2005 compared to 23.5% for the three months ended March 31, 2004.

The following table shows the expense ratios for each of the Company’s operating segments for the three months ended March 31, 2005 and 2004.

Segment Expense Ratios

Segment	2005	2004

U.S. Reinsurance	23.8%	28.5%
U.S. Insurance	19.9%	12.1%
Specialty Underwriting	26.5%	29.6%
International	21.1%	21.5%

The Company’s combined ratio, which is the sum of the loss and expense ratios, decreased by 4.6 percentage points to 93.0% in the three months ended March 31, 2005 compared to 97.6% in the three months ended March 31, 2004, primarily due to the UK Branch Sale impact on 2004 and other items as discussed above.

The following table shows the combined ratios for each of the Company’s operating segments for the three months ended March 31, 2005 and 2004. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios

Segment	2005	2004

U.S. Reinsurance	96.2%	100.3%
U.S. Insurance	91.5%	95.6%
Specialty Underwriting	94.4%	93.7%
International	84.8%	73.3%

Investment Results.     Net investment income increased 30.5% to $85.9 million for three months ended March 31, 2005 from $65.8 million in the three months ended March 31, 2004, principally reflecting the effects of the increase in investable assets to $7.3 billion at March 31, 2005 as compared to $6.5 billion at March 31, 2004, as well as $9.4 million of additional income from other asset investments.

The following table shows a comparison of various investment yields for the periods indicated:

	2005	2004

Imbedded pre-tax yield of cash and invested assets at March 31, 2005 and December 31, 2004	4.6%	4.5%
Imbedded after-tax yield of cash and invested assets at March 31, 2005 and December 31, 2004	3.7%	3.6%
Annualized pre-tax yield on average cash and invested assets for the three months ended March 31, 2005 and 2004	4.8%	4.3%
Annualized after-tax yield on average cash and invested assets for the three months ended March 31, 2005 and 2004	3.8%	3.5%

Net realized capital gains were $1.5 million for the three months ended March 31, 2005, which reflected realized capital gains on the Company’s investments of $5.0 million, partially offset by $3.5 million of realized capital losses. Net realized capital losses of $27.0 million for the three months ended March 31, 2004 reflected realized capital losses on the Company’s investments of $44.1 million, which included $43.9 million related to write-downs in the value of interest only strips deemed to be impaired on an other than temporary basis in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”), partially offset by $17.0 million of realized capital gains.

Other expense for the three months ended March 31, 2005 and 2004 was $4.5 million and $17.3 million, respectively. This change in other expense for the three months ended March 31, 2005 was primarily due to decreased deferrals of recoverables under a retroactive reinsurance agreement with an affiliate.

Corporate underwriting expenses not allocated to segments increased to $2.0 million for the three months ended March 31, 2005 compared with corporate underwriting income of $2.0 million for the three months ended March 31, 2004, primarily due to changes in accruals.

Interest expense and fees for the three months ended March 31, 2005 and 2004 were $21.6 million and $14.5 million, respectively. Interest expense and fees for the three months ended March 31, 2005 included $12.2 million relating to the senior notes and $9.4 million relating to the junior subordinated debt securities. Interest expense and fees for the three months ended March 31, 2004 included $9.7 million relating to the senior notes, $4.4 million relating to the junior subordinated debt securities and $0.3 million relating to borrowings under the Company’s revolving credit facility. The change in the interest expense on the senior notes to $12.2 million for the three months ended March 31, 2005 from $9.7 million for the three months ended March 31, 2004 was due to the issuance on new senior notes on October 12, 2004, partially offset by the retirement of the senior notes due on March 15, 2005.

Income Taxes.     The Company’s income tax expense is primarily a function of its statutory tax rate, the level of its pre-tax income and the impact from tax preferenced investment income. The Company recognized an income tax expense of $17.7 million for the three months ended March 31, 2005 compared to $19.3 million for the three months ended March 31, 2004. Additionally, in conjunction with the transfer of the UK branch to Bermuda Re, there were various tax items which gave rise to incremental net tax expense in 2004.

Net Income.     Net income was $86.9 million for the three months ended March 31, 2005 compared to net income of $7.3 million for the three months ended March 31, 2004, reflecting improved investment income, realized capital gains and increased underwriting results.

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

The Company’s current investment strategy generally seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company actively considers total return performance, in particular as respects the potential for variability in the unrealized appreciation/depreciation component of its stockholders’ equity account as investment conditions shift. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with its current and projected operating results, market conditions and the Company’s tax position. The fixed maturities in the investment portfolio are comprised of available for sale securities. Additionally, the Company continues to expand its investments in equity securities, principally public equity index securities, which it believes will enhance the risk-adjusted total return of the investment portfolio. Such investments account for 44.4% of the Company’s stockholders’ equity at March 31, 2005 as compared to 37.3% at December 31, 2004.

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

The Company’s $7.3 billion investment portfolio at March 31, 2005 is principally comprised of fixed maturity securities, which are subject to interest rate risk and foreign currency rate risk, and equity securities, which are subject to equity price risk. The impact of the foreign exchange risks on the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, due to change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $468.2 million of mortgage-backed securities in the $6,076.1 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on the Company’s fixed maturity portfolio as of March 31, 2005 based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

As of March 31, 2005 Interest Rate Shift in Basis Points

	-200	-100	0	100	200

Total Market Value	$7,124.0	$6,729.1	$6,317.5	$5,885.4	$5,469.2
Market Value Change from Base (%)	12.8%	6.5%	0.0%	-6.8%	-13.4%
Change in Unrealized Appreciation
After-tax from Base ($)	$524.2	$267.5	$-	$(280.9)	$(551.4)

The Company had $6,928.1 million and $6,846.9 million of reserves for loss and LAE as of March 31, 2005 and December 31, 2004. These amounts are recorded at their nominal or estimated ultimate payment amount, as opposed to fair value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the fair value of the reserves is less than the nominal value. As interest rates rise, the fair value of the reserves decreases and, conversely, if interest rates decline, the fair value will increase. These movements are the opposite of the interest rate impacts on the fair value of investments since reserves are future obligations. While the difference between fair value and nominal value is not reflected in the Company’s financial statements, the Company’s financial results will include investment income over time from the investment portfolio until the claims are paid. The Company’s loss and loss reserve obligations have an expected duration that is reasonably consistent with the Company’s fixed income portfolio. The existence of such obligations, and the variable differential between ultimate and fair value, which in theory applies equally to invested assets and insurance liability, provides substantial mitigation of the economic effects of interest rate variability even though such mitigation is not reflected in the Company’s financial statements.

Equity risk is the potential change in market value of the common stock and preferred stock portfolios arising from changing equity prices. The Company invests in exchange traded and mutual funds, which invest principally in high quality common and preferred stocks that are traded on the major exchanges in the U.S. The primary objective in managing the equity portfolio is to provide long-term capital growth through market appreciation and income.

The table below displays the impact on market value and after-tax unrealized appreciation of a 20% change in equity prices up and down in 10% increments for the period indicated. The growth in exposure is primarily due to the growth in the equity portfolio. All amounts are in U.S. dollars and are presented in millions.

As of March 31, 2005 Change in Equity Values in Percent

	-20%	-10%	0%	10%	20%

Market Value of the Equity Portfolio	$627.6	$706.0	$784.5	$862.9	$941.4
After-tax Change in Unrealized Appreciation	$(102.0)	$(51.0)	$-	$51.0	$102.0

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of the Company’s non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, the Company prefers to maintain the capital of its operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. The Company mitigates foreign exchange exposure by a general matching of the currency and duration of its assets to its corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52, the Company translates the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of March 31, 2005 there has been no material change in exposure to foreign exchange rates as compared to December 31, 2004.

Safe Harbor Disclosure.     This report contains forward-looking statements within the meaning of the U.S. federal securities laws. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding the Company’s reserves for losses and LAE, including reserves for A&E claims, the adequacy of the Company’s provision for uncollectible balances, estimates of the Company’s catastrophe exposure, and the effects of catastrophic events on the Company’s financial statements and the ability of the Company’s subsidiaries to pay dividends. Forward-looking statements only reflect the Company’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from the Company’s expectations. Important factors that could cause the Company’s actual events or results to be materially different from the Company’s expectations include the uncertainties that surround the estimating of reserves for losses and LAE, those discussed in Note 4 of Notes to Consolidated Financial Statements (unaudited) included in this report and the risks described under the caption “Risk Factors” in the Company’s most recent Annual Report on Form 10-K, Part II, Item 7. The Company undertakes no obligation to update or revise publicly any forward looking statements, whether as a result of new information, future events or otherwise.

Part I – Item 3.

EVEREST REINSURANCE HOLDINGS, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Market Risk Instruments.    See "Market Sensitive Instruments" in Part I - Item 2.

Part I – Item 4.

EVEREST REINSURANCE HOLDINGS, INC.
CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Dated: May 12, 2005