Form 10-Q
period 2005-06-30
EVEREST REINSURANCE HOLDINGS INC
filed 2005-08-15
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	Commission file number:
June 30, 2005	1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3263609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

YES X	NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

YES	NO X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at August 1, 2005

Common Stock, $.01 par value	1,000

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Index To Form 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements	Page

Consolidated Balance Sheets at June 30, 2005 (unaudited)
and December 31, 2004	3

Consolidated Statements of Operations and Comprehensive Income
for the three and six months ended June 30, 2005 and 2004 (unaudited)	4

Consolidated Statements of Changes in Stockholders’ Equity for the
three and six months ended June 30, 2005 and 2004 (unaudited)	5

Consolidated Statements of Cash Flows for the three and six months
ended June 30, 2005 and 2004 (unaudited)	6

Notes to Consolidated Interim Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	44

Item 4. Controls and Procedures	45

PART II

OTHER INFORMATION

Item 1. Legal Proceedings	46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3. Defaults Upon Senior Securities	46

Item 4. Submission of Matters to a Vote of Security Holders	46

Item 5. Other Information	46

Item 6. Exhibits	47

EVEREST REINSURANCE HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value per share)	June 30, 2005	December 31, 2004

	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value
(amortized cost: 2005, $5,758,995; 2004, $5,887,529)	$6,047,949	$6,159,539
Equity securities, at market value (cost: 2005, $921,468; 2004, $571,717)	1,010,152	650,871
Short-term investments	294,254	517,824
Other invested assets (cost: 2005, $176,302; 2004, $113,050)	177,522	114,187
Cash	62,502	53,887

Total investments and cash	7,592,379	7,496,308
Accrued investment income	80,285	82,351
Premiums receivable	1,133,635	1,063,879
Reinsurance receivables - unaffiliated	1,038,763	1,164,851
Reinsurance receivables - affiliated	1,329,369	1,395,555
Funds held by reinsureds	128,458	133,797
Deferred acquisition costs	209,041	204,124
Prepaid reinsurance premiums	350,141	368,450
Deferred tax asset	189,381	184,801
Taxes recoverable	4,520	-
Other assets	133,819	115,788

TOTAL ASSETS	$12,189,791	$12,209,904

LIABILITIES:
Reserve for losses and adjustment expenses	$7,017,782	$6,846,904
Unearned premium reserve	1,405,152	1,387,172
Funds held under reinsurance treaties	292,442	363,842
Losses in the course of payment	21,038	5,032
Contingent commissions	1,607	3,532
Other net payable to reinsurers	284,219	394,568
Current federal income taxes	-	37,580
8.5% Senior notes due 3/15/2005	-	249,976
8.75% Senior notes due 3/15/2010	199,392	199,341
5.4% Senior notes due 10/15/2014	249,600	249,584
Junior subordinated debt securities payable	546,393	546,393
Accrued interest on debt and borrowings	10,041	16,426
Other liabilities	196,996	165,762

Total liabilities	10,224,662	10,466,112

Commitments & Contingencies (Note 4)
STOCKHOLDERS' EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued (2005 and 2004)	-	-
Additional paid-in capital	275,041	271,652
Treasury shares, at cost; 0.5 million shares (2005 and 2004)	(22,950)	(22,950)
Accumulated other comprehensive income, net of deferred income
taxes of $139.9 million at 2005 and $133.4 million at 2004	259,770	247,660
Retained earnings	1,453,268	1,247,430

Total stockholders' equity	1,965,129	1,743,792

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,189,791	$12,209,904

The accompanying notes are an integral part of the consolidated financial statements

EVEREST REINSURANCE HOLDINGS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2005	2004	2005	2004

	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$668,325	$607,905	$1,287,331	$1,408,624
Net investment income	89,070	95,331	174,992	161,154
Net realized capital gains	18,203	77,504	19,688	50,458
Other income (expense)	5,223	(26,675)	712	(43,935)

Total revenues	780,821	754,065	1,482,723	1,576,301

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	429,323	387,983	863,452	981,206
Commission, brokerage, taxes and fees	154,034	114,530	271,184	283,204
Other underwriting expenses	24,797	22,315	49,193	41,578
Interest expense on senior notes	7,709	9,736	19,944	19,472
Interest expense on junior subordinated debt	9,362	9,248	18,724	13,667
Interest and fee expense on credit facility	47	334	94	658

Total claims and expenses	625,272	544,146	1,222,591	1,339,785

INCOME BEFORE TAXES	155,549	209,919	260,132	236,516
Income tax expense	36,624	50,128	54,294	69,385

NET INCOME	$118,925	$159,791	$205,838	$167,131

Other comprehensive income (loss), net of tax	79,952	(146,374)	12,110	(121,429)

COMPREHENSIVE INCOME	$198,877	$13,417	$217,948	$45,702

The accompanying notes are an integral part of the consolidated financial statements

EVEREST REINSURANCE HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
	Three Months Ended June 30,		Six Months Ended June 30,

((Dollars in thousands, except share amounts)	2005	2004	2005	2004

	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Issued during the period	-	-	-	-

Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period	$274,532	$268,270	$271,652	$263,290
Tax benefit from stock options exercised	460	2,699	3,290	7,634
Dividend from parent	49	45	99	90

Balance, end of period	275,041	271,014	275,041	271,014

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	179,818	233,250	247,660	208,305
Net increase (decrease) during the period	79,952	(146,374)	12,110	(121,429)

Balance, end of period	259,770	86,876	259,770	86,876

RETAINED EARNINGS:
Balance, beginning of period	1,334,343	1,079,297	1,247,430	1,098,219
Net income	118,925	159,791	205,838	167,131
Dividends paid	-	-	-	(26,262)

Balance, end of period	1,453,268	1,239,088	1,453,268	1,239,088

TREASURY SHARES AT COST:
Balance, beginning of period	(22,950)	(22,950)	(22,950)	(22,950)

Balance, end of period	(22,950)	(22,950)	(22,950)	(22,950)

TOTAL STOCKHOLDERS' EQUITY, END OF PERIOD	$1,965,129	$1,574,028	$1,965,129	$1,574,028

The accompanying notes are an integral part of the consolidated financial statements

EVEREST REINSURANCE HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2005	2004	2005	2004

	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$118,925	$159,791	$205,838	$167,131
Adjustments to reconcile net income to net cash provided by
operating activities:
Increase in premiums receivable	(86,635)	(13,235)	(69,891)	(121,292)
(Increase) decrease in funds held by reinsureds, net	(30,687)	9,513	(62,792)	(37,700)
Decrease (increase) in reinsurance receivables	273,557	(163,400)	181,081	(141,453)
Decrease (increase) in deferred tax asset	3,001	(15,734)	(12,131)	(19,176)
Increase in reserve for losses and loss adjustment expenses	103,822	205,226	186,883	501,229
(Decrease) increase in unearned premiums	(7,449)	46,122	18,840	153,033
(Decrease) increase in other assets and liabilities	(187,540)	138,782	(119,712)	94,802
(Accrual of bond discount)/amortization of bond premium	(1,987)	682	(908)	834
Amortization of underwriting discount on senior notes	33	49	91	97
Realized capital gains	(18,203)	(77,504)	(19,688)	(50,458)

Net cash provided by operating activities	166,837	290,292	307,611	547,047

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale	92,100	100,051	136,595	206,983
Proceeds from fixed maturities sold - available for sale	638,512	353,213	725,686	579,238
Proceeds from equity securities sold	9,410	6,678	9,410	7,995
Proceeds from other invested assets sold	21,358	434	21,642	437
Cost of fixed maturities acquired - available for sale	(596,640)	(509,959)	(727,822)	(1,105,603)
Cost of equity securities acquired	(206,449)	(101,462)	(359,507)	(209,692)
Cost of other invested assets acquired	(67,761)	(6,739)	(73,151)	(6,865)
Net (purchases) sales of short-term securities	(52,996)	(57,955)	224,557	(414,527)
Net decrease in unsettled securities transactions	(26,053)	(56,664)	(5,926)	(19,392)
Proceeds from sale of subsidiary, net of cash disposed	-	-	-	(2,741)

Net cash used in investing activities	(188,519)	(272,403)	(48,516)	(964,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from stock options exercised	460	2,699	3,290	7,634
Dividend from parent	49	45	99	90
Repayment of senior notes	-	-	(250,000)	-
Net proceeds from issuance of junior subordinated notes	-	-	-	319,997

Net cash provided by (used in) financing activities	509	2,744	(246,611)	327,721

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,083)	(1,200)	(3,869)	(3,507)

Net (decrease) increase in cash	(22,256)	19,433	8,615	(92,906)
Cash, beginning of period	84,758	29,755	53,887	142,094

Cash, end of period	$62,502	$49,188	$62,502	$49,188

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
Income taxes paid, net	$69,155	$36,068	$105,937	$55,596
Interest paid	$16,272	$9,727	$45,056	$33,684
Non-cash financing transaction:
Non-cash dividend to parent	$-	$-	$-	$26,262
Non-cash tax benefit from stock options exercised	$460	$2,699	$3,290	$7,634
The accompanying notes are an integral part of the consolidated financial statements

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months ended June 30, 2005 and 2004

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

The consolidated financial statements of the Company for the three and six months ended June 30, 2005 and 2004 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. The results for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2004, 2003 and 2002 included in the Company’s most recent Form 10-K filing.

2. New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated or deconsolidated in a company’s financial statements. During October 2003, the FASB deferred the effective date of FIN 46 provisions for VIEs created prior to February 1, 2003 to the first reporting period ending after December 15, 2003. During December 2003, the FASB issued FIN 46R, replacing FIN 46. FIN 46R became effective, for entities that had not adopted FIN 46, as of December 24, 2003. The Company adopted FIN 46R in the first quarter of 2004, resulting in the deconsolidation of Everest Re Capital Trust (“Capital Trust”) and Everest Re Capital Trust II (“Capital Trust II”).

In March 2004, the FASB’s Emerging Issue Task Force (“EITF”) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This issue establishes guidance for determining whether to record impairment losses associated with investments in certain equity and debt securities. The application of this issue was required for reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB issued a FASB Staff Position EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF Issue 03-1. On June 29, 2005, the FASB met and reached a decision to issue the FASB Staff Position (“FSP”) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” to replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other than temporary impairment guidance. FSP FAS 115-1 would be effective for other than temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company is unable to predict the impact on other than temporary

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED
(continued)

For the Three and Six Months ended June 30, 2005 and 2004

impairments until the guidance is finalized. Currently, the Company continues to apply Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”), and the Securities and Exchange Commission (“SEC”)‘s Staff Accounting Bulletin Topic 5:M, “Other Than Temporary Impairment Of Certain Investments In Debt And Equity Securities” and believes that unrealized losses in its investment portfolio are temporary in nature.

In December 2004, the FASB issued FASB Statement No. 123(R) “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires all share-based compensation awards granted, modified or settled after December 15, 1994 to be accounted for using the fair value method of accounting. Under the modified prospective application, compensation cost is recognized for the outstanding, non-vested awards based on the grant date fair value of those awards as calculated under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (“FAS 123”). As the Company implemented FAS 123 prospectively for grants issued on or after January 1, 2002, the Company does not expect the adoption of the statement to have a material impact on the Company’s financial condition or results of operations. The application of FAS 123(R) will become effective for fiscal years starting after June 15, 2005.

3. Capital Transactions

Group has a shelf registration statement on Form S-3 on file with the SEC, which was declared effective by the SEC on December 22, 2003, that provides for the issuance of up to $975.0 million of securities. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Capital Trust II and Everest Re Capital Trust III (“Capital Trust III”) are authorized to issue trust preferred securities. The following securities have been issued pursuant to that registration statement, which at June 30, 2005 has a remaining balance of $405.0 million.

o	On March 29, 2004, Capital Trust II, an unconsolidated affiliate, issued trust preferred securities resulting in a takedown from the shelf registration statement of $320 million. In conjunction with the issuance of Capital Trust II’s trust preferred securities, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Capital Trust II. Part of the proceeds from the junior subordinated debt securities issuance was used for capital contributions to Holdings’ operating subsidiaries.

o	On October 6, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. The net proceeds were used to retire existing debt of Holdings, which came due on March 15, 2005.

4. Contingencies

The Company continues to receive claims under expired contracts, both insurance and reinsurance, asserting alleged injuries and/or damages relating to or resulting from environmental pollution and hazardous substances, including asbestos. The Company’s asbestos claims typically involve potential liability for bodily injury from exposure to asbestos or for property

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED
(continued)

For the Three and Six Months ended June 30, 2005 and 2004

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

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED
(continued)

For the Three and Six Months ended June 30, 2005 and 2004

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

With respect to Mt. McKinley, where the Company has a direct relationship with policyholders, the Company’s aggressive litigation posture and the uncertainties inherent in the asbestos coverage and bankruptcy litigation have provided an opportunity to actively engage in settlement negotiations with a number of those policyholders who have potentially significant asbestos liabilities. Those discussions are oriented toward achieving reasonable negotiated settlements that limit Mt. McKinley’s liability to a given policyholder to a sum certain. In 2004 and thus far in 2005, the Company had concluded such settlements or reached agreement in principle with several of its high profile policyholders. The Company has currently identified 13 policyholders based on their past claim activity and/or potential future liabilities as “High Profile Policyholders” and its settlement efforts are generally directed at such policyholders, in part because their exposures have developed to the point where both the policyholder and the Company have sufficient information to be motivated to settle. The Company believes that this active approach will ultimately result in a more cost-effective liquidation of Mt. McKinley’s liabilities than a passive approach, although it may also introduce additional variability in Mt. McKinley’s losses and cash flows as reserves are adjusted to reflect the development of negotiations and, ultimately, potentially accelerated settlements.

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

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED
(continued)

For the Three and Six Months ended June 30, 2005 and 2004

The following table summarizes incurred losses with respect to A&E on both a gross and net of retrocessional basis for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross basis:
Beginning of period reserves	$724,825	$805,849	$728,325	$765,257
Incurred losses	-	53,300	18,000	119,300
Paid losses	(23,069)	(29,250)	(44,569)	(54,658)

End of period reserves	$701,756	$829,899	$701,756	$829,899

Net basis:
Beginning of period reserves	$297,460	$299,821	$303,335	$262,990
Incurred losses	5,202	2,975	5,902	7,162
Paid losses	(4,531)	1,187	(11,106)	33,831

End of period reserves	$298,131	$303,983	$298,131	$303,983

At June 30, 2005, the gross reserves for A&E losses were comprised of $146.6 million representing case reserves reported by ceding companies, $144.7 million representing additional case reserves established by the Company on assumed reinsurance claims, $315.9 million representing case reserves established by the Company on direct insurance claims including Mt. McKinley, and $94.6 million representing incurred but not reported (“IBNR”) reserves.

Mt. McKinley is a reinsurer of Everest Re. Under a series of transactions dating to 1986, Mt. McKinley reinsured several components of Everest Re’s business. In particular, Mt. McKinley provided stop loss protection, in connection with the Company’s October 5, 1995 initial public offering, for any adverse loss development on Everest Re’s June 30, 1995 (December 31, 1994 for catastrophe losses) reserves, with $375.0 million in limits, of which $38.6 million remains available (the “Stop Loss Agreement”). The Stop Loss Agreement and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the Company’s acquisition of Mt. McKinley. However, these contracts became transactions with affiliates effective on the date of the Mt. McKinley acquisition. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm’s-length consideration, all of its net reinsurance exposures and reserves to Bermuda Re.

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

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED
(continued)

For the Three and Six Months ended June 30, 2005 and 2004

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

In 1993 and prior, the Company had a business arrangement with The Prudential wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at June 30, 2005 was $156.3 million.

Prior to the Company’s 1995 initial public offering, the Company purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at June 30, 2005 was $18.1 million.

5. Other Comprehensive Income

The following table presents the components of other comprehensive income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2005	2004	2005	2004

Net unrealized appreciation
(depreciation) of investments,
net of deferred income taxes	$83,380	$(144,720)	$17,261	$(117,104)
Currency translation adjustments,
net of deferred income taxes	(3,428)	(1,654)	(2,998)	(4,325)
Additional minimum pension liability	-	-	(2,153)	-

Other comprehensive income (loss),
net of deferred income taxes	$79,952	$(146,374)	$12,110	$(121,429)

6. Trust Agreements

A subsidiary of the Company, Everest Re, has established a trust agreement as security for assumed losses payable for a non-affiliated ceding company, which effectively uses Everest Re’s investments as collateral. At June 30, 2005, the total amount on deposit in the trust account was $21.3 million.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED
(continued)

For the Three and Six Months ended June 30, 2005 and 2004

7. Senior Notes

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.50% senior notes due and retired on March 15, 2005.

Interest expense incurred in connection with these senior notes was $7.7 million and $9.7 million for the three months ended June 30, 2005 and 2004, respectively, and $19.9 million and $19.5 million for the six months ended June 30, 2005 and 2004, respectively. Market value, which is based on quoted market price at June 30, 2005, was $260.1 million for the 5.40% senior notes and $234.4 million for the 8.75% senior notes.

8. Junior Subordinated Debt Securities Payable

On March 29, 2004, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Capital Trust II. Holdings can redeem the junior subordinated debt securities before their maturity at 100% of their principal amount plus accrued interest as of the date of redemption, in whole or in part, on one or more occasions at any time on or after March 30, 2009; or at any time, in whole, but not in part, within 90 days of the occurrence and continuation of specific events.

On November 14, 2002, Holdings issued $216.5 million of 7.85% junior subordinated debt securities due November 15, 2032 to Capital Trust. Holdings can redeem the junior subordinated debt securities before their maturity at 100% of their principal amount plus accrued interest as of the date of redemption, in whole or in part, on one or more occasions at any time on or after November 14, 2007; or at any time, in whole, but not in part, within 90 days of the occurrence and continuation of specific events.

Fair value, which is primarily based on quoted market price of the related trust preferred securities at June 30, 2005, was $314.4 million for the 6.20% junior subordinated debt securities and $230.3 million for the 7.85% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $9.4 million and $9.2 million for the three months ended June 30, 2005 and 2004, respectively, and $18.7 million and $13.7 million for the six months ended June 30, 2005 and 2004, respectively.

Capital Trust and Capital Trust II are wholly owned finance subsidiaries of Holdings.

Holdings considers that the mechanisms and obligations relating to the trust preferred securities, taken together, constitute a full and unconditional guarantee by Holdings of Capital Trust and Capital Trust II’s payment obligations with respect to their respective trust preferred securities.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED
(continued)

For the Three and Six Months ended June 30, 2005 and 2004

There are certain regulatory and contractual restrictions on the ability of the Company’s operating subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The insurance laws of the State of Delaware, where the Company’s direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to the Company that exceed certain statutory thresholds. In addition, the terms of Holdings’ Credit Facility (discussed in Note 9) require Everest Re, the Company’s principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year. At December 31, 2004, $1,901.0 million of the $2,565.0 million in net assets of the Company’s consolidated subsidiaries were subject to the foregoing regulatory restrictions.

9. Credit Line

Effective October 10, 2003, Holdings entered into a new three year, $150.0 million senior revolving credit facility with a syndicate of lenders, replacing the December 21, 1999, three year senior revolving credit facility, which expired on December 19, 2003. Both the October 10, 2003 and December 21, 1999 senior revolving credit agreements, which have similar terms, are referred to as the “Holdings Credit Facility”. Wachovia Bank is the administrative agent for the Holdings Credit Facility. The Holdings Credit Facility is used for liquidity and general corporate purposes. The Holdings Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either, (1) the Base Rate (as defined below) or (2) an adjusted London InterBank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate, in each case plus 0.5% per annum. The amount of margin and the fees payable for the Holdings Credit Facility depend upon Holdings’ senior unsecured debt rating.

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and a minimum interest coverage ratio of 2.5 to 1 and requires Everest Re to maintain its statutory surplus at $1.0 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions. As of June 30, 2005, the Company was in compliance with these covenants.

During the three and six months ended June 30, 2005 and 2004, there were no payments made and no incremental borrowings under the Holdings Credit Facility. As of June 30, 2005 and 2004, there were outstanding Holdings Credit Facility borrowings of $0.0 million and $70.0 million, respectively.

Interest expense and fees incurred in connection with the credit line were $0.0 million and $0.1 million for the three and six months ended June 30, 2005, respectively. Interest expense and fees incurred in connection with the borrowings were $0.3 million and $0.7 million for the three and six months ended June 30, 2004, respectively.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED
(continued)

For the Three and Six Months ended June 30, 2005 and 2004

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

Effective January 1, 2004, Everest Re sold the net assets of its United Kingdom branch to Bermuda Re, a Bermuda insurance company and direct subsidiary of Group, for $77.0 million. In connection with the sale, Everest Re provided Bermuda Re with a reserve indemnity agreement providing for indemnity payments of up to 90% of £25 million in the event December 31, 2002 loss and LAE reserves develop adversely. The impact on the financial statements for the six months ended June 30, 2004 was a dividend to Group of $26.3 million as net assets sold exceeded the purchase price, an underwriting gain of $10.9 million due to the sale related transactions of the 2003 and 2002 whole account quota shares with Bermuda Re (discussed in Note 12) an increase in incurred losses and LAE for the six months ended June 30, 2004 of $36.8 million relating to liability under the reserve indemnity agreement with Bermuda Re. The limit available under this agreement was fully exhausted at December 31, 2004.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED
(continued)

For the Three and Six Months ended June 30, 2005 and 2004

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$376,568	$318,818	$726,368	$686,750
Net written premiums	283,163	241,301	551,937	535,589
Premiums earned	$326,855	$250,218	$592,154	$545,183
Incurred losses and loss
adjustment expenses	228,391	170,328	420,369	382,101
Commission and brokerage	82,066	56,471	139,503	134,755
Other underwriting expenses	6,351	5,944	12,064	11,671

Underwriting gain	$10,047	$17,475	$20,218	$16,656

U.S. Insurance
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$270,780	$311,520	$545,108	$665,225
Net written premiums	181,455	203,962	381,227	468,137
Premiums earned	$133,890	$180,238	$308,129	$353,659
Incurred losses and loss
adjustment expenses	97,888	124,319	222,606	269,167
Commission and brokerage	23,644	18,187	46,205	27,980
Other underwriting expenses	12,139	10,189	24,239	21,314

Underwriting gain	$219	$27,543	$15,079	$35,198

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED
(continued)

For the Three and Six Months ended June 30, 2005 and 2004

Specialty Underwriting
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$92,986	$102,533	$195,977	$224,590
Net written premiums	65,593	77,352	140,159	178,045
Premiums earned	$66,424	$77,705	$139,802	$177,358
Incurred losses and loss
adjustment expenses	39,024	42,041	88,878	105,907
Commission and brokerage	15,729	18,535	33,494	46,389
Other underwriting expenses	1,716	1,756	3,355	3,455

Underwriting gain	$9,955	$15,373	$14,075	$21,607

International
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$199,805	$159,781	$352,170	$308,253
Net written premiums	145,380	106,983	250,908	223,089
Premiums earned	$141,156	$99,744	$247,246	$213,609
Incurred losses and loss
adjustment expenses	64,020	51,295	131,599	110,284
Commission and brokerage	32,595	21,337	51,982	43,118
Other underwriting expenses	3,030	2,752	6,017	5,470

Underwriting gain	$41,511	$24,360	$57,648	$54,737

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED
(continued)

For the Three and Six Months ended June 30, 2005 and 2004

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2005	2004	2005	2004

Underwriting gain	$61,732	$84,751	$107,020	$128,197
UK branch sale and related
transactions	-	-	-	(25,894)

Underwriting gain	61,732	84,751	107,020	102,303
Net investment income	89,070	95,331	174,992	161,154
Net realized capital gains	18,203	77,504	19,688	50,458
Corporate (expense) income	(1,561)	(1,674)	(3,518)	333
Interest expense	(17,118)	(19,318)	(38,762)	(33,797)
Other income (expense)	5,223	(26,675)	712	(43,935)

Income before taxes	$155,549	$209,919	$260,132	$236,516

The Company produces business in its U.S. and international operations. The net income and assets of the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. No individual non-US country represented more than 5% of the Company’s revenues.

11. Investments — Interest Only Strips

The Company from time to time invests in interest only strips of mortgage-backed securities (“interest only strips”) in response to movement in, and levels of, capital market interest rates. These securities give the holder the right to receive interest payments at a stated coupon rate on an underlying pool of mortgages. The interest payments on the outstanding mortgages are guaranteed by entities generally rated AAA. The ultimate cash flow from these investments is primarily dependent upon the average life of the mortgage pool. Generally, as market interest rates and, more specifically, market mortgage rates decline, mortgagees tend to refinance which will decrease the average life of a mortgage pool and decrease expected cash flows. Conversely, as market interest rates and, more specifically, mortgage rates rise, repayments will slow and the ultimate cash flows will tend to rise. Accordingly, the market value of these investments tends to increase as general interest rates rise and decline as general interest rates fall. These movements are generally counter to the impact of interest rate movements on the Company’s other fixed income investments. The market value of the interest only strips was $68.4 million at June 30, 2005 and no such securities were held at June 30, 2004.

The Company accounts for its investment in interest only strips in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities, including agency interest

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED
(continued)

For the Three and Six Months ended June 30, 2005 and 2004

only strips, whether purchased or retained in securitization, as well as the rules for determining when these securities must be written down to fair value because of impairment. EITF 99-20 requires decreases in the valuation of residual interests in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings, rather than an unrealized loss in stockholders’ equity, when any portion of the decline in fair value is attributable to, as defined by EITF 99-20, an impairment loss. The Company recorded a pre-tax and after-tax realized capital loss due to impairments of $4.1 million and $2.7 million, respectively, for the three and six months ended June 30, 2005 and pre-tax and after-tax realized capital loss due to impairments of $43.9 million and $28.5 million, respectively, for the six months ended June 30, 2004. There were no impairments recorded for the three months ended June 30, 2004. As a result of liquidating the interest only strip investment portfolio during the second quarter of 2004, the Company recognized pre-tax and after-tax net realized capital gains of $77.6 million and $50.4 million, respectively.

12. Related-Party Transactions

During the normal course of business, the Company, through its affiliates, engages in reinsurance and brokerage and commission business transactions, which management believes to be at arm’s length, with companies controlled by or affiliated with certain of its outside directors. Such transactions, individually and in the aggregate, are not material to the Company’s financial condition, results of operations and cash flows.

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

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED
(continued)

For the Three and Six Months ended June 30, 2005 and 2004

o	Effective January 1, 2003, Everest Re and Bermuda Re amended the whole account quota share, through which Everest Re previously ceded 20% of its business to Bermuda Re so that effective January 1, 2003 Everest Re ceded 25% to Bermuda Re of the net retained liability on all new and renewal policies underwritten during the term of this agreement.

o	Effective January 1, 2003, Everest Re entered into a whole account quota share with Bermuda Re, whereby Everest Re’s Canadian branch cedes to Bermuda Re 50% of its net retained liability on all new and renewal property business.

o	Effective January 1, 2004, Everest Re and Bermuda Re amended the whole account quota share through which Everest Re previously ceded 25% of its business to Bermuda Re so that effective January 1, 2004 Everest Re cedes 22.5% to Bermuda Re and 2.5% to Everest International of the net retained liability on all new and renewal covered business written during the term of this agreement.

The following table summarizes the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, for the periods indicated:

Bermuda Re
	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in thousands)	2005	2004	2005	2004

Ceded written premiums	$208,101	$223,580	$379,647	$240,193
Ceded earned premiums	224,534	191,350	396,773	227,207
Ceded losses and LAE (a)	139,076	164,801	235,139	182,582

Everest International
	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in thousands)	2005	2004	2005	2004

Ceded written premiums	$20,930	$12,947	$44,451	$19,187
Ceded earned premiums	19,391	7,078	40,919	9,889
Ceded losses and LAE	11,734	4,036	23,442	5,645

(a)  Ceded losses and LAE include the Mt. McKinley loss portfolio transfer that constitutes losses ceded under retroactive reinsurance and therefore, in accordance with FAS 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” a deferred gain on retroactive reinsurance is reflected in other expenses on the consolidated statement of operations.

Effective January 1, 2004, Everest Re sold the net assets of its UK branch to Bermuda Re. In connection with the sale, Everest Re provided Bermuda Re with a reserve indemnity agreement allowing for indemnity payments of up to 90% of £25.0 million in the event December 31, 2002 losses and LAE reserves develop adversely. The amount included in incurred losses and LAE

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED
(continued)

For the Three and Six Months ended June 30, 2005 and 2004

for the six months ended June 30, 2004 was $36.8 million. The limit available under this agreement was fully exhausted at December 31, 2004.

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

To date in 2005 and through 2004, the favorable market conditions, which had developed during 2000 through 2003, generally weakened. There were signs that pricing for most property and casualty classes declined modestly. Competition increased modestly as well, in part due to the relative profitability achieved by many reinsurers over 2002 through 2004, the attendant buildup of capital by these participants and growing pressures to effectively deploy this capital. However, this profitability and capital buildup varied significantly by market participant, reflecting the fact that the industry was impacted by significant catastrophe losses in the second half of 2004 and generally still remained exposed to fundamental issues that had negatively impacted its aggregate capacity in 2002 and 2003, including weak investment market conditions and adverse loss emergence. All of these factors had tended to depress the industry’s aggregate financial performance and perceptions of financial strength of industry participants over this period, albeit with significant variation by individual market participant. The Company notes that the cumulative market softening to date has not yet offset the market strengthening which occurred over 2001 to 2003 and believes that the rate of change may moderate as participants refine their strategies for capital utilization and in particular for avoiding the excesses of past market cycles.

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

Financial Summary

The Company’s management monitors and evaluates overall Company performance based upon financial results. The following table displays a summary of the consolidated net income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$940,139	$892,652	$1,819,623	$1,884,818
Net written premiums	675,591	629,598	1,324,231	1,544,611
REVENUES:
Premiums earned	$668,325	$607,905	$1,287,331	$1,408,624
Net investment income	89,070	95,331	174,992	161,154
Net realized capital gains	18,203	77,504	19,688	50,458
Other income (expense)	5,223	(26,675)	712	(43,935)

Total revenues	780,821	754,065	1,482,723	1,576,301

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment
expenses	429,323	387,983	863,452	981,206
Commission, brokerage, taxes and fees	154,034	114,530	271,184	283,204
Other underwriting expenses	24,797	22,315	49,193	41,578
Interest expense	17,118	19,318	38,762	33,797

Total claims and expenses	625,272	544,146	1,222,591	1,339,785

INCOME BEFORE TAXES	155,549	209,919	260,132	236,516
Income tax expense	36,624	50,128	54,294	69,385

NET INCOME	$118,925	$159,791	$205,838	$167,131

Effective January 1, 2004, Everest Re sold its UK branch to Bermuda Re (“UK Branch Sale”) and in conjunction with the sale, Everest Re provided a reserve indemnity agreement for adverse development on loss and loss adjustment expenses (“LAE”) reserve balances as of December 31, 2002, as well as made sale related adjustments for the 2003 and 2002 quota share cessions. The non-recurring impact on the results for the six months ended June 30, 2004 was an increase in net written premiums of $139.8 million and an increase in premiums earned, incurred losses and LAE and underwriting expenses of $118.8 million, $113.7 million and $31.0 million, respectively.

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

Accordingly, gross written premiums for the three months ended June 30, 2005 were $940.1 million, an increase of 5.3% compared with $892.7 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, gross written premiums were $1,819.6 million, a decrease of 3.5% compared with $1,884.8 million for the six months ended June 30, 2004.

Due to the nature of its businesses, the Company is unable to precisely differentiate between the effects of price changes as compared to the effects of changes in exposure. Similarly, because individual reinsurance arrangements often reflect revised coverages, structuring, pricing, terms and/or conditions from period to period, the Company is unable to differentiate between the premium volumes attributable to new business as compared to renewal business. Management believes that market conditions, although changing, remain generally favorable and notes that it continues to see business opportunities in a variety of product classes and markets. The Company continues to decline business that does not meet its objectives regarding underwriting profitability.

Net written premiums, comprised of gross written premiums less ceded premiums, were $675.6 million for the three months ended June 30, 2005, an increase of 7.3% compared with $629.6 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, net written premiums were $1,324.2 million, a decrease of 14.3% compared with $1,544.6 million for the six months ended June 30, 2004. The majority of cessions in both periods continue to relate to the quota share reinsurance between Everest Re and Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”). In addition, the 2004 net written premiums included $139.8 million due to the UK Branch Sale.

Premiums earned were $668.3 million for the three months ended June 30, 2005, an increase of 9.9% compared with $607.9 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, premiums earned were $1,287.3 million, a decrease of 8.6% compared with $1,408.6 million for the six months ended June 30, 2004. These movements reflect period to period changes in net written premiums and business mix together with normal variability in earning patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. Changes in estimates related to the reporting patterns of ceding companies also affect premiums earned. In addition, the 2004 premiums earned included $118.8 million due to the UK Branch Sale.

Incurred losses and LAE were $429.3 million for the three months ended June 30, 2005, an increase of 10.7% compared with $388.0 million for the three months ended June 30, 2004. This increase in incurred losses and LAE was primarily the result of the increase in the premiums earned exposure base, coupled with a $31.7 million increase in catastrophe losses in the second quarter of 2005 compared with the second quarter of 2004. Partially offsetting these increases was a decline in prior year reserve development. Excluding the impact of catastrophes, prior year reserve development was $25.5 million less in the second quarter of 2005 than the second quarter of 2004. For the six months ended June 30, 2005, incurred losses and LAE were $863.5 million, a decrease of 12.0% compared with $981.2 million for the six months ended June 30, 2004. The $117.8 million decrease in incurred losses and LAE for the six months ended June 30, 2005 was principally related to a $113.7 million increase in 2004 due to the UK Branch Sale, together with a decrease in net unfavorable prior period reserve adjustments, which, excluding the impact of catastrophe development, declined to $6.9 million from $47.7 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, respectively. The premiums earned exposure base decreased by 8.6%. In addition, catastrophe losses increased by $43.3 million, comparing the six months of 2005 with the six months of 2004. Other factors impacting the level of incurred losses and LAE related to changes in volume as measured by earned premium; changes in rates and terms, as well as the effect of changes in prior period loss reserve estimates, also contributed.

Commission, brokerage and tax expense were $154.0 million and $114.5 million for the three months ended June 30, 2005 and 2004, respectively, and $271.2 million and $283.2 million for the six months ended June 30, 2005 and 2004, respectively. The decrease for the six months ended June 30, 2005 compared to June 30, 2004 was primarily the result of a $31.0 million increase due to the UK Branch Sale included in the six months ended 2004. Other factors impacting the change in commission, brokerage and tax expense were changes in premium volume, including changes in volume through the various distribution channels, and changes in the mix of business.

Net investment income was $89.1 million for the three months ended June 30, 2005, a decrease of 6.6% compared with $95.3 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, net investment income was $175.0 million, an increase of 8.6% compared with $161.2 million for the six months ended June 30, 2004. The increase for the six months ended June 30, 2005 was primarily due to an increase in investable assets, up $940.3 million, or 14.1% as compared to June 30, 2004. Period to period changes in investment income are also impacted by the results from equity investments in limited partnerships which tend to fluctuate quarter by quarter.

Premiums are generally collected over the first 12 to 15 months of the Company’s reinsurance and insurance contracts, while related losses are typically paid out over numerous years. This difference in timing tends to generate cash flow from operations along with investment income. The Company’s cash flow from operations was $166.8 million for the three months ended June 30, 2005, a decrease of 42.5% compared with $290.3 million for the three months ended June 30,

2004, which had increased 30.1% compared with the three months ended June 30, 2003. For the six months ended June 30, 2005, the company’s cash flow from operations was $307.6 million, a decrease of 43.8% compared with $547.0 million for the six months ended June 30, 2004, which had increased 23.2% compared with the six months ended June 30, 2003. Cash flow from operations for the six months ended June 30, 2005 in comparison with the six months ended June 30, 2004 was impacted by the 2004 UK Branch Sale.

Net realized capital gains were $18.2 million and $19.7 million for the three and six months ended June 30, 2005, respectively, reflecting portfolio management activities in response to interest rate and credit market movements, compared to net realized capital gains of $77.5 million and $50.5 million for the three and six months ended June 30, 2004, respectively. The realized gains for the three and six months ended June 30, 2004 were primarily the result of gains on the sale of the Company’s interest only strips of mortgaged-backed securities (“interest only strips”) investment portfolio in the second quarter of 2004.

The Company’s income tax expense is primarily a function of the U.S. statutory tax rates and the impact from tax preferenced investment income. The Company incurred income tax expense of $36.6 million and $50.1 million for the three months ended June 30, 2005 and 2004, respectively, and $54.3 million and $69.4 million for the six months ended June 30, 2005 and 2004, respectively. The decrease in tax expense is principally due to the decrease in net realized capital gains. Additionally, in conjunction with the transfer of the Company’s UK Branch to Bermuda Re, there were various tax items which gave rise to incremental net tax expenses in 2004.

Net income decreased to $118.9 million from $159.8 million for the three months ended June 30, 2005 and 2004, respectively, and increased to $205.8 million from $167.1 million for the six months ended June 30, 2005 and 2004, respectively. The increase in net income for the six months ended June 30, 2005 generally reflected increased investment results and other miscellaneous income, partially offset by a decrease in after tax realized capital gains.

The Company’s stockholders’ equity increased to $1,965.1 million as of June 30, 2005 from $1,743.8 million as of December 31, 2004. The increase was primarily due to net income for the period together with an increase of unrealized appreciation on the Company’s investment portfolio.

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

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$376,568	$318,818	$726,368	$686,750
Net written premiums	283,163	241,301	551,937	535,589
Premiums earned	$326,855	$250,218	$592,154	$545,183
Incurred losses and loss
adjustment expenses	228,391	170,328	420,369	382,101
Commission and brokerage	82,066	56,471	139,503	134,755
Other underwriting expenses	6,351	5,944	12,064	11,671

Underwriting gain	$10,047	$17,475	$20,218	$16,656

U.S. Insurance
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$270,780	$311,520	$545,108	$665,225
Net written premiums	181,455	203,962	381,227	468,137
Premiums earned	$133,890	$180,238	$308,129	$353,659
Incurred losses and loss
adjustment expenses	97,888	124,319	222,606	269,167
Commission and brokerage	23,644	18,187	46,205	27,980
Other underwriting expenses	12,139	10,189	24,239	21,314

Underwriting gain	$219	$27,543	$15,079	$35,198

Specialty Underwriting
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$92,986	$102,533	$195,977	$224,590
Net written premiums	65,593	77,352	140,159	178,045
Premiums earned	$66,424	$77,705	$139,802	$177,358
Incurred losses and loss
adjustment expenses	39,024	42,041	88,878	105,907
Commission and brokerage	15,729	18,535	33,494	46,389
Other underwriting expenses	1,716	1,756	3,355	3,455

Underwriting gain	$9,955	$15,373	$14,075	$21,607

International
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$199,805	$159,781	$352,170	$308,253
Net written premiums	145,380	106,983	250,908	223,089
Premiums earned	$141,156	$99,744	$247,246	$213,609
Incurred losses and loss
adjustment expenses	64,020	51,295	131,599	110,284
Commission and brokerage	32,595	21,337	51,982	43,118
Other underwriting expenses	3,030	2,752	6,017	5,470

Underwriting gain	$41,511	$24,360	$57,648	$54,737

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2005	2004	2005	2004

Underwriting gain	$61,732	$84,751	$107,020	$128,197
UK branch sale and related
transactions	-	-	-	(25,894)

Underwriting gain	61,732	84,751	107,020	102,303
Net investment income	89,070	95,331	174,992	161,154
Net realized capital gains	18,203	77,504	19,688	50,458
Corporate (expense) income	(1,561)	(1,674)	(3,518)	333
Interest expense	(17,118)	(19,318)	(38,762)	(33,797)
Other income (expense)	5,223	(26,675)	712	(43,935)

Income before taxes	$155,549	$209,919	$260,132	$236,516

Three Months Ended June 30, 2005 compared to Three Months Ended June 30, 2004

Premiums.    Gross written premiums increased 5.3% to $940.1 million in the three months ended June 30, 2005 from $892.7 million in the three months ended June 30, 2004, as the Company realized growth opportunities while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 25.1% ($40.0 million) increase in the International operation, primarily due to a $34.5 million increase in Asian business and a $19.6 million increase in international business written through the Miami and New Jersey offices, representing primarily Latin American business, partially offset by a $12.7 million decrease in business written in Canada. The U.S. Reinsurance operation increased 18.1% ($57.8 million), principally reflecting a $44.5 million increase in treaty casualty business and a $17.8 million increase in treaty property business, partially offset by a $7.8 million decrease in facultative business. The U.S. Insurance operation decreased 13.1% ($40.7 million), principally as a result of a $74.8 million decrease in workers’ compensation business, primarily resulting from the 2004 termination of the American All-Risk Insurance Services, Inc. contract, partially offset by a $34.1 million increase in program business outside of the workers’ compensation class. The Specialty Underwriting operation decreased 9.3% ($9.5 million), primarily resulting from a $28.6 million decrease in A&H business partially offset by an $11.8 million increase in marine and aviation business and a $7.3 million increase in surety business.

Ceded premiums increased to $264.5 million for the three months ended June 30, 2005 from $263.1 million for the three months ended June 30, 2004. Ceded premiums primarily relate to cessions under the Bermuda Re and Everest International quota share agreements.

Net written premiums increased by 7.3% to $675.6 million for the three months ended June 30, 2005 from $629.6 million for the three months ended June 30, 2004, reflecting the increase in gross written premiums, partially offset by the slight increase in ceded premiums.

Premium Revenues.    Net premiums earned increased by 9.9% to $668.3 million in the three months ended June 30, 2005 from $607.9 million in the three months ended June 30, 2004. Contributing to this increase was a 41.5% ($41.4 million) increase in the International operation and a 30.6% ($76.6 million) increase in the U.S. Reinsurance operation, partially offset by a 25.7% ($46.3 million) decrease in the U.S. Insurance operation and a 14.5% ($11.3 million) decrease in the Specialty Underwriting operation. All of these changes reflect period to period changes in net written premiums and business mix, together with normal variability in earning patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items. Changes in estimates related to the reporting patterns of ceding companies also affect premiums earned.

Expenses.    Incurred losses and LAE increased by 10.7% to $429.3 million in the three months ended June 30, 2005 from $388.0 million in the three months ended June 30, 2004. The increase in incurred losses and LAE was principally attributable to the increase in estimated catastrophe losses due to property catastrophe and risk loss events including hurricanes Charley, Frances and Ivan and industrial fire losses in Canada and the Middle East. The increase in net premiums earned and the impact of changes in the Company’s mix of business also contributed.

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

Incurred losses and LAE for the three months ended June 30, 2005 reflected ceded losses and LAE of $173.7 million compared to ceded losses and LAE for the three months ended June 30, 2004 of $205.3 million. Ceded losses and LAE for the three months ended June 30, 2005 included $147.7 million of ceded losses relating to the quota share reinsurance transactions between Everest Re and Bermuda Re and Everest International as compared with ceded losses of $110.7 million for the three months ended June 30, 2004.

The following table shows the net catastrophe losses for each of the Company’s operating segments for the three months ended June 30, 2005 and 2004:

(Dollars in thousands)	Segment Net Catastrophe Losses

Segment	2005	2004

U.S. Reinsurance	$19.8	$(0.2)
U.S. Insurance	-	-
Specialty Underwriting	4.9	0.7
International	7.7	0.2

Total	$32.4	$0.7

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events and are net of reinsurance. Individual catastrophe losses are reported net of specific reinsurance, but before recoveries under corporate level reinsurance and potential incurred but not reported (“IBNR”) reserve offsets. The Company defines a catastrophe as a property event with expected reported losses of at least $5.0 million before corporate level reinsurance and taxes. Catastrophe losses, net of contract specific cessions, were $32.4 million for the three months ended June 30, 2005, relating principally to aggregate estimated losses from hurricanes Charley, Frances and Ivan, typhoon Songda, Suncor Refinery and ASE-Semi Conductor Loss. Catastrophe losses, net of contract specific cessions, were $0.7 million for the three months ended June 30, 2004.

The following table shows net prior period reserve adjustments for each of the Company’s operating segments for the three months ended June 30, 2005 and 2004:

(Dollars in thousands)	Segment Net Prior Period Reserve Adjustments

Segment	2005	2004

U.S. Reinsurance	$28.1	$24.5
U.S. Insurance	6.1	6.5
Specialty Underwriting	5.7	(7.6)
International	(17.2)	0.2

Total	$22.7	$23.6

Net unfavorable prior period reserve adjustments for the three months ended June 30, 2005, which mainly reflected catastrophe development, were $22.7 million compared to $23.6 million for the three months ended June 30, 2004. For the three months ended June 30, 2005, the net unfavorable reserve adjustments included net catastrophe development of $25.1 million and net unfavorable asbestos and environmental (“A&E”) adjustments of $5.2 million, partially offset by non-A&E favorable development. The reserve adjustments for the three months ended June 30, 2004 included A&E adjustments of $3.0 million and non-A&E adjustments, primarily on casualty business, of $20.6 million. It is important to note that non-A&E accident year reserve development arises from the re-evaluation of accident year results and that such re-evaluations may also impact premiums and commissions attributed by accident year, generally mitigating, in part, the impact of loss development, and that such impacts are recorded as part of the overall reserve evaluation process.

The U.S. Reinsurance segment accounted for $28.1 million of net unfavorable prior period reserve adjustments for the three months ended June 30, 2005, which included $22.9 million of unfavorable non-A&E prior period reserve adjustments as compared to net unfavorable non-A&E prior period reserve adjustments of $21.5 million for the three months ended June 30, 2004. Asbestos exposures accounted for $5.2 million and $3.0 million of net unfavorable reserve adjustments for the three months ended June 30, 2005 and 2004, respectively.

The U.S. Insurance segment reflected $6.1 million and $6.5 million of net unfavorable prior period reserve adjustments for the three months ended June 30, 2005 and 2004, respectively. These prior period reserve adjustments were principally due to liability classes relating to accident years 2000 through 2003.

The Specialty Underwriting segment had $5.7 million of net unfavorable prior period reserve adjustments for the three months ended June 30, 2005 and $7.6 million of net favorable prior period reserve adjustments for the three months ended June 30, 2004. The June 30, 2005 net unfavorable prior period reserve adjustments related principally to catastrophe loss development on the marine and aviation classes of business.

The International segment had $17.2 million of net favorable prior period adjustments for the three months ended June 30, 2005, and $0.2 million of net unfavorable prior period reserve adjustments for the three months ended June 30, 2004. The June 30, 2005 net favorable prior period reserve adjustments related primarily to favorable non-asbestos non-catastrophe reserve development on the Canadian and Asian business of $19.9 million, partially offset by property catastrophe loss development.

The segment components of the increase in incurred losses and LAE for the three months ended June 30, 2005 over the three months ended June 30, 2004 were a 34.1% ($58.1 million) increase in the U.S. Reinsurance operation and a 24.8% ($12.7 million) increase in the International operation, partially offset by a 21.3% ($26.4 million) decrease in the U.S. Insurance operation and a 7.2% ($3.0 million) decrease in the Specialty Underwriting operation. These changes reflect variability in premiums earned and changes in the loss expectation assumptions for business written, as well as the net prior period reserve development and catastrophe losses discussed above. Incurred losses and LAE for each operation were also impacted by changes in the pricing of the underlying business, as well as variability relating to changes in the mix of business by class and type.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by net premiums earned, increased by 0.4 percentage point to 64.2% in the three months ended June 30, 2005 from 63.8% in the three months ended June 30, 2004, reflecting the impact of the changes in premiums earned and incurred losses and LAE discussed above, as well as changes in the underlying business mix and aggregate rates, terms and conditions.

The following table shows the loss ratios for each of the Company’s operating segments for the three months ended June 30, 2005 and 2004. The loss ratios for all operations were impacted by the factors noted above.

Segment Loss Ratios

Segment	2005	2004

U.S. Reinsurance	69.9%	68.1%
U.S. Insurance	73.1%	69.0%
Specialty Underwriting	58.7%	54.1%
International	45.4%	51.4%

The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 26.8% for the three months ended June 30, 2005 compared to 22.5% for the three months ended June 30, 2004.

The following table shows the expense ratios for each of the Company’s operating segments for the three months ended June 30, 2005 and 2004.

Segment Expense Ratios

Segment	2005	2004

U.S. Reinsurance	27.0%	24.9%
U.S. Insurance	26.7%	15.7%
Specialty Underwriting	26.3%	26.1%
International	25.2%	24.2%

Segment underwriting expenses increased by 31.1% to $177.3 million in the three months ended June 30, 2005 from $135.2 million in the three months ended June 30, 2004. Commission, brokerage, taxes and fees increased by $39.5 million, principally reflecting increases in premium volume, changes in the mix and distribution channels of business and decreases in premium based taxes. Segment other underwriting expenses increased by $2.6 million, as the Company continued to expand operations to support its increased business volume. Contributing to the increases in segment underwriting expenses were a 47.9% ($11.5 million) increase in the International operation, a 41.7% ($26.0 million) increase in the U.S. Reinsurance operation and a 26.1% ($7.4 million) increase in the U.S. Insurance operation, which were partially offset by a 14.0% ($2.8 million) decrease in the Specialty Underwriting operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance, as well as the underwriting performance of the underlying business.

The Company’s combined ratio, which is the sum of the loss and expense ratios, increased by 4.7 percentage points to 91.0% in the three months ended June 30, 2005 compared to 86.3% in the three months ended June 30, 2004.

The following table shows the combined ratios for each of the Company’s operating segments for the three months ended June 30, 2005 and 2004. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios

Segment	2005	2004

U.S. Reinsurance	96.9%	93.0%
U.S. Insurance	99.8%	84.7%
Specialty Underwriting	85.0%	80.2%
International	70.6%	75.6%

Investment Results.     Net investment income decreased 6.6% to $89.1 million for the three months ended June 30, 2005 from $95.3 million for the three months ended June 30, 2004, principally reflecting the effects of a persistently low interest rate environment partially offset by the increase of investable assets to $7.6 billion at June 30, 2005 as compared to $6.7 billion at June 30, 2004. Period to period changes in investment income are also impacted by the results from equity investments in limited partnerships, which tend to fluctuate quarter by quarter. Investment income for these limited partnerships for the three months ended June 30, 2005 and 2004 was $8.4 million and $25.0 million, respectively.

The following table shows a comparison of various investment yields for the periods indicated:

	2005	2004

Imbedded pre-tax yield of cash and invested assets at June 30, 2005 and June 30, 2004	4.4%	4.5%
Imbedded after-tax yield of cash and invested assets at June 30, 2005 and June 30, 2004	3.6%	3.7%
Annualized pre-tax yield on average cash and invested assets for the three months ended June 30, 2005 and 2004	5.0%	6.0%
Annualized after-tax yield on average cash and invested assets for the three months ended June 30, 2005 and 2004	4.0%	4.6%

Net realized capital gains of $18.2 million for the three months ended June 30, 2005 reflected realized capital gains on the Company’s investments of $23.6 million, resulting principally from transactions to realign the investment portfolio in response to the interest and credit market conditions, partially offset by $5.4 million of realized capital losses, which included $4.1 million related to write-downs in the value of interest only strips deemed to be impaired on an other than temporary basis in accordance with Emerging Issues Task Force No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”). Net realized capital gains of $77.5 million for the three months ended June 30, 2004 reflected realized capital gains on the Company’s investments of $78.1 million, principally on its interest only strips, partially offset by $0.6 million of realized capital losses, which included $0.5 million related to the write-downs in the value of securities deemed to be impaired on an other than temporary basis.

Other income for the three months ended June 30, 2005 was $5.2 million compared to other expense of $26.7 million for the three months ended June 30, 2004. The change in other income for the three months ended June 30, 2005 was primarily due to a decrease in deferred gains on a retroactive reinsurance agreement with a non-consolidating affiliate in 2004.

Corporate underwriting expenses not allocated to segments were $1.6 million for the three months ended June 30, 2005 compared to $1.7 million for the three months ended June 30, 2004.

Interest expense and fees for the three months ended June 30, 2005 and 2004 were $17.1 million and $19.3 million, respectively. Interest expense and fees for the three months ended June 30, 2005 included $7.7 million relating to the senior notes and $9.4 million relating to the junior subordinated debt securities and $.05 million relating to the Company’s revolving credit facility. Interest expense and fees for the three months ended June 30, 2004 included $9.7 million relating to the senior notes, $9.3 million relating to the junior subordinated debt securities and $0.3 million relating to borrowings under the Company’s revolving credit facility. Interest expense on senior notes decreased to $7.7 million for the three months ended June 30, 2005 from $9.7 million for the three months ended June 30, 2004 as the 5.4% senior notes issued on October 12, 2004 effectively replaced the 8.5% senior notes due March 15, 2005 which were retired.

Income Taxes.     The Company’s income tax expense is primarily a function of its statutory tax rate, the level of its pre-tax income and the impact from tax preferenced investment income. The Company recognized an income tax expense of $36.6 million for the three months ended June 30, 2005 compared to $50.1 million for the three months ended June 30, 2004. The decrease in taxes primarily reflects the decrease in net realized capital gains.

Net Income.     Net income was $118.9 million for the three months ended June 30, 2005 compared to net income of $159.8 million for the three months ended June 30, 2004, with the change primarily reflecting a decrease in after-tax net realized capital gains and deferred gains on a retroactive reinsurance agreement with a non-consolidating affiliate.

Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004

Premiums.    Gross written premiums decreased 3.5% to $1,819.6 million in the six months ended June 30, 2005 from $1,884.8 million in the six months ended June 30, 2004, reflecting increased competitive pressures on pricing. Premium decline areas included an 18.1% ($120.1 million) decrease in the U.S. Insurance operation, principally as a result of a $188.4 million decrease in workers’ compensation business, primarily resulting from the 2004 termination of the American All-Risk Insurance Services, Inc. contract, partially offset by a $68.3 million increase in program business outside of the workers’ compensation class. The Specialty Underwriting operation decreased 12.7% ($28.6 million), resulting primarily from a $50.1 million decrease in A&H business, partially offset by an $18.3 million increase in marine and aviation business and a $3.2 million increase in surety business. The International operation increased 14.2% ($43.9 million), primarily due to a $54.8 million increase in Asian business and an $8.0 million increase in international business written through the Miami and New Jersey offices, representing primarily Latin American business, partially offset by a $17.5 million decrease in business written in Canada. The U.S. Reinsurance operation increased 5.8% ($39.6 million), principally reflecting an $89.5 million increase in treaty property business, partially offset by a $30.5 million decrease in treaty casualty business and a $15.1 million decrease in facultative business.

Ceded premiums increased to $495.4 million for the six months ended June 30, 2005 from $340.2 million for the six months ended June 30, 2004. The increase in ceded premiums was primarily related to a reduction in ceded premiums of $139.8 million in 2004 due to the UK Branch Sale coupled with an increase in cessions under the Bermuda Re and Everest International quota share agreements.

Net written premiums decreased by 14.3% to $1,324.2 million for the six months ended June 30, 2005 from $1,544.6 million for the six months ended June 30, 2004, reflecting the decrease in gross written premiums combined with the increase in ceded premiums.

Premium Revenues.    Net premiums earned decreased by 8.6% to $1,287.3 million in the six months ended June 30, 2005 from $1,408.6 million in the six months ended June 30, 2004. In 2004, net premiums earned included a $118.8 million positive impact from the UK Branch Sale. Also contributing to this decrease was a 21.2% ($37.6 million) decrease in the Specialty Underwriting operation and a 12.9% ($45.5 million) decrease in the U.S. Insurance operation, partially offset by a 15.7% ($33.6 million) increase in the International operation and an 8.6% ($47.0 million) increase in the U.S. Reinsurance operation. All of these changes reflect period to period changes in net written premiums and business mix, together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items. Changes in estimates related to the reporting patterns of ceding companies also affect premiums earned.

Expenses.    Incurred losses and LAE decreased by 12.0% to $863.5 million in the six months ended June 30, 2005 from $981.2 million in the six months ended June 30, 2004. The decrease in incurred losses and LAE was principally attributable to a $113.7 million increase included in 2004 relating to the UK Branch Sale, the impact of changes in the Company’s mix of business and an increase in catastrophe losses, partially offset by the decrease in reserve adjustments, net of catastrophe losses, for prior period losses.

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

Incurred losses and LAE for the six months ended June 30, 2005 reflected ceded losses and LAE of $319.2 million compared to ceded losses and LAE for the six months ended June 30, 2004 of $265.7 million. Ceded losses and LAE relating to the quota share reinsurance transactions with affiliates were $251.0 million and $105.1 million for the six months ended June 30, 2005 and 2004, respectively. Ceded losses and LAE in 2004 reflected a $76.9 million reduction due to the UK Branch Sale.

The following table shows the net catastrophe losses for each of the Company’s operating segments for the six months ended June 30, 2005 and 2004:

(Dollars in thousands)	Segment Net Catastrophe Losses

Segment	2005	2004

U.S. Reinsurance	$24.6	$(0.2)
U.S. Insurance	-	-
Specialty Underwriting	6.5	0.8
International	14.6	1.8

Total	$45.7	$2.4

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events and are net of reinsurance. Individual catastrophe losses are reported net of specific reinsurance, but before recoveries under corporate level reinsurance and potential IBNR reserve offsets. The Company defines a catastrophe as a property event with expected reported losses of at least $5.0 million before corporate level reinsurance and taxes. Catastrophe losses, net of contract specific cessions, were $45.7 million for the six months ended June 30, 2005, relating principally to aggregate estimated losses from hurricanes Charley, Frances, and Ivan, typhoon Songda, Tsunami storms, Suncor Refinery and ASE-Semi Conductor. Catastrophe losses, net of contract specific cessions, were $2.4 million in the six months ended June 30, 2004.

The following table shows net prior period reserve adjustments for each of the Company’s operating segments for the six months ended June 30, 2005 and 2004:

(Dollars in thousands)	Segment Net Prior Period Reserve Adjustments

Segment	2005	2004

U.S. Reinsurance	$43.0	$37.6
U.S. Insurance	2.5	18.1
Specialty Underwriting	7.3	(7.6)
International	(11.0)	0.3

Total	$41.8	$48.4

Net unfavorable prior period reserve adjustments, which include catastrophe development, for the six months ended June 30, 2005 were $41.8 million compared to $48.4 million for the six months ended June 30, 2004. For the six months ended June 30, 2005, the net unfavorable reserve adjustments included net catastrophe development of $34.9 million, net unfavorable A&E adjustments of $5.9 million and non-A&E unfavorable development of $1.0 million. The reserve adjustments for the six months ended June 30, 2004 included net unfavorable A&E adjustments of $7.2 million, catastrophe development of $0.7 million and net unfavorable non-A&E adjustments, primarily on casualty classes, of $40.5 million. It is important to note that non-A&E accident year reserve development arises from the re-evaluation of accident year results and that such re-evaluations may also impact premiums and commissions attributed by accident year, generally mitigating, in part, the impact of loss development, and that such impacts are recorded as part of the overall reserve evaluation process.

The U.S. Reinsurance segment accounted for $43.0 million of net unfavorable prior period reserve adjustments for the six months ended June 30, 2005, which included $37.1 million of unfavorable non-A&E prior period reserve adjustments as compared to net unfavorable prior period reserve adjustments of $30.4 million for the six months ended June 30, 2004. Asbestos exposures accounted for $5.9 million and $7.2 million of unfavorable reserve adjustments for the six months ended June 30, 2005 and 2004, respectively.

The U.S. Insurance segment reflected $2.5 million and $18.1 million of net unfavorable prior period reserve adjustments for the six months ended June 30, 2005 and 2004, respectively. These prior period reserve adjustments were principally due to casualty classes related to accident years 2000 through 2003.

The Specialty Underwriting segment had $7.3 million of net unfavorable prior period reserve adjustments for the six months ended June 30, 2005 and $7.6 million of net favorable prior period reserve adjustments for the six months ended June 30, 2004. The June 30, 2005 net unfavorable prior period reserve adjustments related principally to catastrophe loss development on the marine and aviation classes of business.

The International segment had $11.0 million of net favorable prior period reserve adjustments for the six months ended June 30, 2005 and $0.3 million of net unfavorable prior period reserve adjustments for the six months ended June 30, 2004. The June 30, 2005 net favorable prior period reserve adjustments related primarily to favorable non-asbestos reserve development of $19.9 million on the Asian and Canadian business, partially offset by property catastrophe loss development.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by net premiums earned, decreased by 2.6 percentage points to 67.1% in the six months ended June 30, 2005 from 69.7% in the six months ended June 30, 2004, reflecting the impact of the UK Branch Sale in 2004, the impact of the changes in premiums earned and incurred losses and LAE discussed above, as well as changes in the underlying business mix and aggregate rates, terms and conditions.

The following table shows the loss ratios for each of the Company’s operating segments for the six months ended June 30, 2005 and 2004. The loss ratios for all operations were impacted by the factors noted above.

Segment Loss Ratios

Segment	2005	2004

U.S. Reinsurance	71.0%	70.1%
U.S. Insurance	72.2%	76.1%
Specialty Underwriting	63.6%	59.7%
International	53.2%	51.6%

The segment components of the decrease in incurred losses and LAE for the six months ended June 30, 2005 over the six months ended June 30, 2004 were a 17.3% ($46.6 million) decrease in the U.S. Insurance operation and a 16.1% ($17.0 million) decrease in the Specialty Underwriting operation, partially offset by a 19.3% ($21.3 million) increase in the International operation and a 10.0% ($38.3 million) increase in the U.S. Reinsurance operation. These changes reflect variability in premiums earned and changes in the loss expectation assumptions for business written, as well as the net prior period reserve development and catastrophe losses discussed above. Incurred losses and LAE for each operation were also impacted by changes in the pricing of the underlying business, as well as variability relating to changes in the mix of business by class and type, which in general reflected a more favorable mix.

The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 24.9% for the six months ended June 30, 2005 compared to 23.1% for the six months ended June 30, 2004.

The following table shows the expense ratios for each of the Company’s operating segments for the six months ended June 30, 2005 and 2004.

Segment Expense Ratios

Segment	2005	2004

U.S. Reinsurance	25.6%	26.8%
U.S. Insurance	22.9%	13.9%
Specialty Underwriting	26.3%	28.1%
International	23.5%	22.8%

Segment underwriting expenses increased by 7.7% to $316.9 million in the six months ended June 30, 2005 from $294.2 million in the six months ended June 30, 2004. Commission, brokerage, taxes and fees increased by $18.9 million, principally reflecting changes in premium volume, changes in the mix and distribution channels of business and an increase in premium based taxes. Segment other underwriting expenses increased by $3.8 million, as the Company continued to expand operations to support its increased business activity. Contributing to the increase in segment underwriting expense were a 42.9% ($21.1 million) increase in the U.S. Insurance operation, a 19.4% ($9.4 million) increase in the International operation and a 3.5% ($5.1 million) increase in the U.S. Reinsurance operation, which were partially offset by a 26.1% ($13.0 million) decrease in the Specialty Underwriting operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance, as well as the underwriting performance of the underlying business.

The Company’s combined ratio, which is the sum of the loss and expense ratios, decreased by 0.7 percentage point to 92.0% in the six months ended June 30, 2005 compared to 92.7% in the six months ended June 30, 2004.

The following table shows the combined ratios for each of the Company’s operating segments for the six months ended June 30, 2005 and 2004. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios

Segment	2005	2004

U.S. Reinsurance	96.6%	96.9%
U.S. Insurance	95.1%	90.1%
Specialty Underwriting	89.9%	87.8%
International	76.7%	74.4%

Investment Results.     Net investment income increased 8.6% to $175.0 million for the six months ended June 30, 2005 from $161.2 million for the six months ended June 30, 2004, principally reflecting the effects of the increase of investable assets to $7.6 billion at June 30, 2005 as compared to $6.7 billion at June 30, 2004, partially offset by the effects of a lower interest rate environment. Period to period changes in investment income are also impacted by the results from equity investments in limited partnerships, which tend to fluctuate period to period. Investment income for these limited partnerships for the six months ended June 30, 2005 and 2004 was $17.7 million and $26.0 million, respectively.

The following table shows a comparison of various investment yields for the periods indicated:

	2005	2004

Imbedded pre-tax yield of cash and invested assets at June 30, 2005 and December 31, 2004	4.4%	4.5%
Imbedded after-tax yield of cash and invested assets at June 30, 2005 and December 31, 2004	3.6%	3.6%
Annualized pre-tax yield on average cash and invested assets for the six months ended June 30, 2005 and 2004	4.9%	5.1%
Annualized after-tax yield on average cash and invested assets for the six months ended June 30, 2005 and 2004	3.9%	4.0%

Net realized capital gains were $19.7 million for the six months ended June 30, 2005, which reflected realized capital gains on the Company’s investments of $28.6 million, resulting primarily from transactions to realign the investment portfolio in response to the interest and credit market conditions, partially offset by $8.9 million of realized capital losses, which included $4.1 million related to write-downs in the value of interest only strips deemed to be impaired on an other than temporary basis in accordance with EITF 99-20. Net realized capital gains of $50.5 million for the six months ended June 30, 2004 reflected realized capital gains on the Company’s investments of $95.1 million, which included $77.6 million on the sale of interest only strip investments, partially offset by $44.7 million of realized capital losses, which included $43.9 million related to the write-downs in the value of interest only strips deemed to be impaired on an other than temporary basis in accordance with EITF 99-20.

Other income for the six months ended June 30, 2005 was $0.7 million compared to other expense of $43.9 million for the six months ended June 30, 2004. This change in other income for the six months ended June 30, 2005 was primarily due to a decrease in deferred gains on a retroactive reinsurance agreement with an unconsolidated affiliate.

Corporate underwriting expenses not allocated to segments were $3.5 million for the six months ended June 30, 2005 as compared to corporate underwriting income of $0.3 million for the six months ended June 30, 2004.

Interest expense and fees for the six months ended June 30, 2005 and 2004 were $38.8 million and $33.8 million, respectively. Interest expense and fees for the six months ended June 30, 2005 included $19.9 million relating to the senior notes, $18.7 million relating to the junior subordinated debt securities and $0.1 million relating to the credit line under the Company’s revolving credit facility. Interest expense and fees for the six months ended June 30, 2004 included $19.5 million relating to the senior notes, $13.7 million relating to the junior subordinated debt securities and $0.7 million relating to borrowings under the Company’s revolving credit facility. The change in interest expense on the senior notes to $19.9 million for the six months ended June 30, 2005 from $19.5 million for the six months ended June 30, 2004 was due to the issuance of new senior notes on October 12, 2004, partially offset by the retirement of the senior notes due March 15, 2005.

Income Taxes.     The Company’s income tax expense is primarily a function of its statutory tax rate, the level of its pre-tax income and the impact from tax preferenced investment income. The Company recognized an income tax expense of $54.3 million for the six months ended June 30, 2005 compared to $69.4 million in the six months ended June 30, 2004. The decrease in taxes generally reflects the decrease in net realized capital gains, partially offset by the growth of taxable net investment income. Additionally, in conjunction with the transfer of the UK branch to Bermuda Re, there were various tax items which gave rise to incremental net tax expense in 2004.

Net Income.     Net income was $205.8 million for the six months ended June 30, 2005 compared to net income of $167.1 million for the six months ended June 30, 2004, with the change primarily reflecting an increase in net investment income and other income, partially offset by a decrease in net after-tax realized capital gains.

Market Sensitive Instruments.     The Securities and Exchange Commission Financial Reporting Release #48 requires registrants to clarify and expand upon the existing financial statement disclosure requirements for derivative financial instruments, derivative commodity instruments and other financial instruments (collectively, “market sensitive instruments”). The Company does not generally enter into market sensitive instruments for trading purposes.

The Company’s current investment strategy generally seeks to maximize after-tax income through a high quality, diversified, taxable and tax preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company actively considers total return performance, in particular as respects the potential for variability in the unrealized appreciation/depreciation component of its stockholders’ equity account as investment conditions shift. The Company’s mix of taxable and tax preferenced investments is adjusted continuously, consistent with its current and projected operating results, market conditions and the Company’s tax position. The fixed maturities in the investment portfolio are comprised of available for sale securities. Additionally, the Company continues to expand its investments in equity securities, principally public equity index securities, which it believes will enhance the risk-adjusted total return of the investment portfolio. Such investments account for 51.4% of the Company’s stockholders’ equity at June 30, 2005 as compared to 37.3% at December 31, 2004.

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

The Company’s $7.6 billion investment portfolio at June 30, 2005 is principally comprised of fixed maturity securities, which are subject to interest rate risk and foreign currency rate risk, and equity securities, which are subject to equity price risk. The impact of the foreign exchange risks on the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, due to change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $565.5 million of mortgage-backed securities in the $6,047.9 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on the Company’s fixed maturity portfolio as of June 30, 2005 based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

As of June 30, 2005 Interest Rate Shift in Basis Points

	-200	-100	0	100	200

Total Market Value	$7,013.2	$6,671.4	$6,342.2	$5,971.6	$5,583.5
Market Value Change from Base (%)	10.6%	5.2%	0.0%	-5.8%	-12.0%
Change in Unrealized Appreciation
After-tax from Base ($)	$436.1	$213.9	$-	$(240.9)	$(493.2)

The Company had $7,017.8 million and $6,846.9 million of reserves for losses and LAE as of June 30, 2005 and December 31, 2004. These amounts are recorded at their nominal or estimated ultimate payment amount, as opposed to fair value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the fair value of the reserves is less than the nominal value. As interest rates rise, the fair value of the reserves decreases and, conversely, if interest rates decline, the fair value will increase. These movements are the opposite of the interest rate impacts on the fair value of investments since reserves are future obligations. While the difference between fair value and nominal value is not reflected in the Company’s financial statements, the Company’s financial results will include investment income over time from the investment portfolio until the claims are paid. The Company’s loss and loss reserve obligations have an expected duration that is reasonably consistent with the Company’s fixed income portfolio. The existence of such obligations, and the variable differential between ultimate and fair value, which in theory applies equally to invested assets and insurance liability, provides substantial mitigation of the economic effects of interest rate variability even though such mitigation is not reflected in the Company’s financial statements.

Equity risk is the potential change in market value of the common stock and preferred stock portfolios arising from changing equity prices. The Company’s equity investments are mainly exchange traded and mutual funds, which invest principally in high quality common and preferred stocks that are traded on the major exchanges in the U.S. The primary objective in managing the equity portfolio is to provide long-term capital growth through market appreciation and income.

The table below displays the impact on market value and after-tax unrealized appreciation of a 20% change in equity prices up and down in 10% increments for the period indicated. The growth in exposure is primarily due to the growth in the equity portfolio. All amounts are in U.S. dollars and are presented in millions.

As of June 30, 2005 Change in Equity Values in Percent

	-20%	-10%	0%	10%	20%

Market Value of the Equity Portfolio	$808.1	$909.1	$1,010.2	$1,111.2	$1,212.2
After-tax Change in Unrealized Appreciation	$(131.3)	$(65.7)	$-	$65.7	$131.3

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of the Company’s non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, the Company prefers to maintain the capital of its operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. The Company mitigates foreign exchange exposure by a general matching of the currency and duration of its assets to its corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52, the Company translates the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of June 30, 2005 there has been no material change in exposure to foreign exchange rates as compared to December 31, 2004.

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

Part I – Item 3.

EVEREST REINSURANCE HOLDINGS, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Market Risk Instruments.    See "Market Sensitive Instruments" in Part I – Item 2.

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

In May 2005, the Company received and responded to a subpoena from the SEC seeking information regarding certain loss mitigation insurance products. Group, the Company’s parent, has stated that the Company will fully cooperate with this and any future inquiries and that the Company does not believe that it has engaged in any improper business practices with respect to loss mitigation insurance products.

The Company’s insurance subsidiaries have also received and have responded to broadly distributed information requests by state regulators including among others, from Delaware and Georgia.

Part II – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Part II – Item 3. Defaults Upon Senior Securities

None

Part II – Item 4. Submission of Matters to a Vote of Security Holders

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

Dated: August 15, 2005