Form 10-Q
period 2005-09-30
EVEREST REINSURANCE HOLDINGS INC
filed 2005-11-14
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	Commission file number:
September 30, 2005	1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3263609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

YES X	NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

YES	NO X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at November 1, 2005

Common Stock, $.01 par value	1,000

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

EVEREST REINSURANCE HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value per share)	September 30, 2005	December 31, 2004

	(unaudited)

ASSETS:
Fixed maturities - available for sale, at market value
(amortized cost: 2005, $5,800,296; 2004, $5,887,529)	$6,017,787	$6,159,539
Equity securities, at market value (cost: 2005, $946,524; 2004, $571,717)	1,096,177	650,871
Short-term investments	398,552	517,824
Other invested assets (cost: 2005, $185,355; 2004, $113,050)	186,849	114,187
Cash	60,610	53,887

Total investments and cash	7,759,975	7,496,308
Accrued investment income	81,692	82,351
Premiums receivable	1,097,938	1,063,879
Reinsurance receivables - unaffiliated	1,026,252	1,164,851
Reinsurance receivables - affiliated	1,596,598	1,395,555
Funds held by reinsureds	127,931	133,797
Deferred acquisition costs	215,694	204,124
Prepaid reinsurance premiums	361,552	368,450
Deferred tax asset	223,276	184,801
Taxes recoverable	26,608	-
Other assets	156,083	115,788

TOTAL ASSETS	$12,673,599	$12,209,904

LIABILITIES:
Reserve for losses and adjustment expenses	$7,628,165	$6,846,904
Unearned premium reserve	1,430,103	1,387,172
Funds held under reinsurance treaties	282,933	363,842
Other net payable to reinsurers	343,471	394,568
Current federal income taxes	-	37,580
8.5% Senior notes due 3/15/2005	-	249,976
8.75% Senior notes due 3/15/2010	199,419	199,341
5.4% Senior notes due 10/15/2014	249,609	249,584
Junior subordinated debt securities payable	546,393	546,393
Accrued interest on debt and borrowings	9,041	16,426
Other liabilities	194,528	174,326

Total liabilities	10,883,662	10,466,112

Commitments and Contingencies (Note 4)
STOCKHOLDERS' EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued (2005 and 2004)	-	-
Additional paid-in capital	276,536	271,652
Treasury shares, at cost; 0.5 million shares (2005 and 2004)	(22,950)	(22,950)
Accumulated other comprehensive income, net of deferred income
taxes of $138.2 million at 2005 and $133.4 million at 2004	256,635	247,660
Retained earnings	1,279,716	1,247,430

Total stockholders' equity	1,789,937	1,743,792

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,673,599	$12,209,904

The accompanying notes are an integral part of the consolidated financial statements

EVEREST REINSURANCE HOLDINGS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands)	2005	2004	2005	2004

	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$617,750	$688,087	$1,905,081	$2,096,711
Net investment income	67,585	81,227	242,577	242,381
Net realized capital gains	18,633	9,388	38,321	59,846
Other expense	(15,240)	(30,378)	(14,528)	(74,313)

Total revenues	688,728	748,324	2,171,451	2,324,625

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	748,550	569,889	1,612,002	1,551,095
Commission, brokerage, taxes and fees	122,092	142,792	393,276	425,996
Other underwriting expenses	24,997	20,171	74,190	61,749
Interest expense on senior notes	7,785	9,737	27,729	29,209
Interest expense on junior subordinated debt	9,362	9,363	28,086	23,030
Interest and fee expense on credit facility	73	339	167	997

Total claims and expenses	912,859	752,291	2,135,450	2,092,076

(LOSS) INCOME BEFORE TAXES	(224,131)	(3,967)	36,001	232,549
Income tax (benefit) expense	(50,579)	(11,666)	3,715	57,719

NET (LOSS) INCOME	$(173,552)	$7,699	$32,286	$174,830

Other comprehensive (loss) income, net of tax	(3,135)	96,197	8,975	(25,232)

COMPREHENSIVE (LOSS) INCOME	$(176,687)	$103,896	$41,261	$149,598

The accompanying notes are an integral part of the consolidated financial statements

EVEREST REINSURANCE HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
	Three Months Ended September 30,		Nine Months Ended September 30,

((Dollars in thousands, except share amounts)	2005	2004	2005	2004

	(unaudited)		(unaudited)

COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000

Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period	$275,041	$271,014	$271,652	$263,290
Tax benefit from stock options exercised	1,445	44	4,735	7,678
Dividend from parent	50	46	149	136

Balance, end of period	276,536	271,104	276,536	271,104

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	259,770	86,876	247,660	208,305
Net (decrease) increase during the period	(3,135)	96,197	8,975	(25,232)

Balance, end of period	256,635	183,073	256,635	183,073

RETAINED EARNINGS:
Balance, beginning of period	1,453,268	1,239,088	1,247,430	1,098,219
Net (loss) income	(173,552)	7,699	32,286	174,830
Dividends paid	-	-	-	(26,262)

Balance, end of period	1,279,716	1,246,787	1,279,716	1,246,787

TREASURY SHARES AT COST:
Balance, beginning of period	(22,950)	(22,950)	(22,950)	(22,950)

Balance, end of period	(22,950)	(22,950)	(22,950)	(22,950)

TOTAL STOCKHOLDERS' EQUITY, END OF PERIOD	$1,789,937	$1,678,014	$1,789,937	$1,678,014

The accompanying notes are an integral part of the consolidated financial statements

EVEREST REINSURANCE HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands)	2005	2004	2005	2004

	(unaudited)		(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(173,552)	$7,699	$32,286	$174,830
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	36,759	5,552	(33,132)	(115,740)
Increase in funds held by reinsureds, net	(8,857)	(24,056)	(71,649)	(61,756)
Increase in reinsurance receivables	(254,000)	(20,133)	(72,919)	(161,586)
Increase in deferred tax asset	(32,179)	(37,780)	(44,310)	(56,956)
Increase in reserve for losses and loss adjustment expenses	599,349	427,235	786,232	928,464
Increase in unearned premiums	23,022	10,988	41,862	164,021
Increase (decrease) in other assets and liabilities	1,168	(126,674)	(118,544)	(41,769)
Amortization of bond premium/(Accrual of bond discount)	2,469	(971)	1,561	(137)
Amortization of underwriting discount on senior notes	36	50	127	147
Realized capital gains	(18,633)	(9,388)	(38,321)	(59,846)

Net cash provided by operating activities	175,582	232,522	483,193	769,672

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sales	83,136	92,879	219,731	299,862
Proceeds from fixed maturities sold - available for sale	81,473	25,042	807,159	604,280
Proceeds from equity securities sold	97,319	10,000	106,729	17,995
Proceeds from other invested assets sold	8,374	80	30,016	517
Cost of fixed maturities acquired - available for sale	(181,580)	(349,841)	(909,402)	(1,455,444)
Cost of equity securities acquired	(116,763)	(93,094)	(476,270)	(302,786)
Cost of other invested assets acquired	(25,716)	(2,243)	(98,867)	(9,108)
Net (purchases) sales of short-term securities	(104,055)	100,140	120,502	(314,387)
Net (decrease) increase in unsettled securities transactions	(19,906)	7,385	(25,832)	(12,007)
Proceeds from sale of subsidiary, net of cash disposed	-	-	-	(2,744)

Net cash used in investing activities	(177,718)	(209,652)	(226,234)	(1,173,822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from stock options exercised	1,445	44	4,735	7,678
Dividend from parent	50	46	149	136
Repayment of senior notes	-	-	(250,000)	-
Net proceeds from issuance of junior subordinated notes	-	-	-	329,897

Net cash provided by (used in) financing activities	1,495	90	(245,116)	337,711

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,251)	206	(5,120)	(3,301)

Net (decrease) increase in cash	(1,892)	23,166	6,723	(69,740)
Cash, beginning of period	62,502	49,188	53,887	142,094

Cash, end of period	$60,610	$72,354	$60,610	$72,354

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
Income taxes paid, net	$2,446	$41,667	$108,383	$97,263
Interest paid	$18,185	$29,072	$63,241	$62,756
Non-cash financing transaction:
Non-cash dividend to parent	$-	$-	$-	$26,262
Non-cash tax benefit from stock options exercised	$1,445	$44	$4,735	$7,678
The accompanying notes are an integral part of the consolidated financial statements

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months ended September 30, 2005 and 2004

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

The consolidated financial statements of the Company for the three and nine months ended September 30, 2005 and 2004 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. The results for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2004, 2003 and 2002 included in the Company’s most recent Form 10-K filing.

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

In March 2004, the FASB’s Emerging Issue Task Force (“EITF”) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This issue establishes guidance for determining whether to record impairment losses associated with investments in certain equity and debt securities. The application of this issue was required for reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB issued a FASB Staff Position EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF Issue 03-1. On June 29, 2005, the FASB met and reached a decision to issue the FASB Staff Position (“FSP”) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” to replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other than temporary impairment guidance. FSP FAS 115-1 would be applied prospectively and the effective date would be reporting periods beginning after

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED
(continued)

For the Three and Nine Months ended September 30, 2005 and 2004

December 15, 2005. The Company is unable to predict the impact on other than temporary impairments until the guidance is finalized. Currently, the Company continues to apply Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”), and the Securities and Exchange Commission (“SEC”)‘s Staff Accounting Bulletin Topic 5:M, “Other Than Temporary Impairment Of Certain Investments In Debt And Equity Securities” and believes that unrealized losses in its investment portfolio are temporary in nature.

3. Capital Transactions

On June 27, 2005, Group filed a shelf registration statement on Form S-3 with the SEC, providing for the issuance of up to $975.0 million of securities. Generally, under this shelf registration statement, Group was authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings was authorized to issue debt securities and Capital Trust II and Everest Re Capital Trust III (“Capital Trust III”) were authorized to issue trust preferred securities. This shelf registration statement became effective on December 22, 2003 and was effectively exhausted with the October 6, 2005 transaction below. The following securities have been issued pursuant to that registration statement.

o	On March 29, 2004, Capital Trust II, an unconsolidated affiliate, issued trust preferred securities resulting in a takedown from the shelf registration statement of $320 million. In conjunction with the issuance of Capital Trust II’s trust preferred securities, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Capital Trust II. Part of the proceeds from the junior subordinated debt securities issuance was used for capital contributions to Holdings’ operating subsidiaries.

o	On October 6, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. The net proceeds were used to retire existing debt of Holdings, which came due on March 15, 2005.

o	On October 6, 2005, Group expanded the size of the remaining shelf registration to $486.0 million by filing under Rule 462(b) of the Securities Act of 1933, as amended, and General Instruction IV of Form S-3 promulgated thereunder. On the same date, Group entered into an agreement to issue 5,200,000 of its common shares at a price of $91.50 per share, which resulted in $475.8 million in proceeds received on October 12, 2005, before expenses of approximately $0.3 million. This transaction effectively exhausted the December 22, 2003 shelf registration.

4. Contingencies

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company’s rights and obligations under insurance, reinsurance and other contractual agreements. In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it. In other matters, the Company is resisting attempts by others to collect funds or enforce alleged rights. These disputes arise from time to time and as they arise are addressed,

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED
(continued)

For the Three and Nine Months ended September 30, 2005 and 2004 and ultimately resolved, through formal and informal means, including negotiated resolution, arbitration and litigation. In all such matters, the Company believes that its positions are legally and commercially reasonable. While the final outcome of these matters cannot be predicted with certainty, the Company does not believe that any of these matters, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an adverse resolution of one or more of these items in any one quarter or fiscal year could have a material adverse effect on the Company’s results of operations in that period.

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
(continued)

For the Three and Nine Months ended September 30, 2005 and 2004

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

With respect to Mt. McKinley, where the Company has a direct relationship with policyholders, the Company’s aggressive litigation posture and the uncertainties inherent in the asbestos coverage and bankruptcy litigation have provided an opportunity to actively engage in settlement negotiations with a number of those policyholders who have potentially significant asbestos liabilities. Those discussions are oriented toward achieving reasonable negotiated settlements that limit Mt. McKinley’s liability to a given policyholder to a sum certain. In 2004 and thus far in 2005, the Company had concluded such settlements or reached agreement in principle with 13 of its high profile policyholders. The Company has currently identified 10 remaining policyholders based on their past claim activity and/or potential future liabilities as “High Profile Policyholders” and its settlement efforts are generally directed at such policyholders, in part because their exposures have developed to the point where both the policyholder and the Company have sufficient information to be motivated to settle. The Company believes that this active approach will ultimately result in a more cost-effective liquidation of Mt. McKinley’s liabilities than a passive approach, although it may also introduce additional variability in Mt. McKinley’s losses and cash flows as reserves are adjusted to reflect the development of negotiations and, ultimately, potentially accelerated settlements.

There is less potential for similar settlements with respect to the Company’s reinsurance asbestos claims. Ceding companies, with their direct obligation to insureds and overall responsibility for claim settlements, are not consistently aggressive in developing claim settlement information and conveying this information to reinsurers, which can introduce significant and perhaps inappropriate delays in the reporting of asbestos claims/exposures to reinsurers. These delays not only extend the timing of reinsurance claim settlements, but also restrict the information

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED
(continued)

For the Three and Nine Months ended September 30, 2005 and 2004 available to estimate the reinsurers’ ultimate exposure. At September 30, 2005 the Company had gross asbestos loss reserves of $649.4 million, of which $319.5 million was for assumed business and $329.9 million was for direct business.

Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, depending on coverage under the Company’s various reinsurance arrangements, could have a material adverse effect on the Company’s future financial condition, results of operations and/or cash flows.

The following table summarizes incurred losses with respect to A&E on both a gross and net of retrocessional basis for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross basis:
Beginning of period reserves	$701,756	$829,899	$728,325	$765,257
Incurred losses	49,550	20,000	67,550	139,300
Paid losses	(16,224)	(31,645)	(60,793)	(86,303)

End of period reserves	$735,082	$818,254	$735,082	$818,254

Net basis:
Beginning of period reserves	$298,131	$303,983	$303,335	$262,990
Incurred losses	4,779	1,232	10,681	8,394
Paid losses	16,858	3,556	5,752	37,387

End of period reserves	$319,768	$308,771	$319,768	$308,771

At September 30, 2005, the gross reserves for A&E losses were comprised of $132.8 million representing case reserves reported by ceding companies, $141.3 million representing additional case reserves established by the Company on assumed reinsurance claims, $312.7 million representing case reserves established by the Company on direct insurance claims, including Mt. McKinley, and $148.3 million representing incurred but not reported (“IBNR”) reserves.

Mt. McKinley is a reinsurer of Everest Re. Under a series of transactions dating to 1986, Mt. McKinley reinsured several components of Everest Re’s business. In particular, Mt. McKinley provided stop loss protection, in connection with the Company’s October 5, 1995 initial public offering, for any adverse loss development on Everest Re’s June 30, 1995 (December 31, 1994 for catastrophe losses) reserves, with $375.0 million in limits, of which $12.2 million remains available (the “Stop Loss Agreement”). The Stop Loss Agreement and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the Company’s acquisition of Mt. McKinley. However, these contracts became transactions with affiliates effective on the date of the Mt. McKinley acquisition. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED
(continued)

For the Three and Nine Months ended September 30, 2005 and 2004

Mt. McKinley transferred, for what management believes to be arm’s-length consideration, all of its net reinsurance exposures and reserves to Bermuda Re.

In 1993 and prior, the Company had a business arrangement with The Prudential wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at September 30, 2005 was $155.5 million.

Prior to the Company’s 1995 initial public offering, the Company purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at September 30, 2005 was $18.4 million.

5. Other Comprehensive (Loss) Income

The following table presents the components of other comprehensive income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2005	2004	2005	2004

Net unrealized (depreciation)
appreciation of investments,
net of deferred income taxes	$(6,642)	$91,604	$10,619	$(25,500)
Currency translation adjustments,
net of deferred income taxes	3,507	4,593	509	268
Additional minimum pension liability	-	-	(2,153)	-

Other comprehensive (loss) income,
net of deferred income taxes	$(3,135)	$96,197	$8,975	$(25,232)

6. Trust Agreements

A subsidiary of the Company, Everest Re, has established a trust agreement as security for assumed losses payable to a non-affiliated ceding company, which effectively uses Everest Re’s investments as collateral. At September 30, 2005, the total amount on deposit in the trust account was $20.7 million.

7. Senior Notes

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed public

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED
(continued)

For the Three and Nine Months ended September 30, 2005 and 2004 offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.50% senior notes due and retired on March 15, 2005.

Interest expense incurred in connection with these senior notes was $7.8 million and $9.7 million for the three months ended September 30, 2005 and 2004, respectively, and $27.7 million and $29.2 million for the nine months ended September 30, 2005 and 2004, respectively. Market value, which is based on quoted market price at September 30, 2005, was $248.1 million for the 5.40% senior notes and $227.2 million for the 8.75% senior notes.

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

Fair value, which is primarily based on quoted market price of the related trust preferred securities at September 30, 2005, was $308.0 million for the 6.20% junior subordinated debt securities and $225.3 million for the 7.85% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $9.4 million for the three months ended September 30, 2005 and 2004, and $28.1 million and $23.0 million for the nine months ended September 30, 2005 and 2004, respectively.

Capital Trust and Capital Trust II are wholly owned finance subsidiaries of Holdings.

Holdings considers that the mechanisms and obligations relating to the trust preferred securities, taken together, constitute a full and unconditional guarantee by Holdings of Capital Trust and Capital Trust II’s payment obligations with respect to their respective trust preferred securities.

There are certain regulatory and contractual restrictions on the ability of the Company’s operating subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The insurance laws of the State of Delaware, where the Company’s direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to the Company that exceed certain statutory thresholds. In addition, the terms of the Holdings Credit Facility (discussed in Note 9) require Everest Re, the Company’s principal insurance subsidiary, to maintain a certain statutory surplus level as

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED
(continued)

For the Three and Nine Months ended September 30, 2005 and 2004 measured at the end of each fiscal year. At December 31, 2004, $1,901.0 million of the $2,565.0 million in net assets of the Company’s consolidated subsidiaries were subject to the foregoing regulatory restrictions.

9. Credit Line

Effective October 10, 2003, Holdings entered into a three year, $150.0 million senior revolving credit facility with a syndicate of lenders, replacing the December 21, 1999, three year senior revolving credit facility, which expired on December 19, 2003. Both the October 10, 2003 and December 21, 1999 senior revolving credit agreements, which have similar terms, are referred to as the “Holdings Credit Facility”. Wachovia Bank is the administrative agent for the Holdings Credit Facility. The Holdings Credit Facility is used for liquidity and general corporate purposes. The Holdings Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either, (1) the Base Rate (as defined below) or (2) an adjusted London InterBank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate, in each case plus 0.5% per annum. The amount of margin and the fees payable for the Holdings Credit Facility depend upon Holdings’ senior unsecured debt rating.

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and a minimum interest coverage ratio of 2.5 to 1 and requires Everest Re to maintain its statutory surplus at $1.0 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2002. As of September 30, 2005, the Company was in compliance with these covenants.

During the three and nine months ended September 30, 2005 and 2004, there were no payments made and no incremental borrowings under the Holdings Credit Facility. As of September 30, 2005 and 2004, there were outstanding Holdings Credit Facility borrowings of $0.0 million and $70.0 million, respectively.

Interest expense and fees incurred in connection with the Holdings Credit Facility were $0.1 million and $0.2 million for the three and nine months ended September 30, 2005, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2004, respectively.

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
(continued)

For the Three and Nine Months ended September 30, 2005 and 2004

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

Effective January 1, 2004, Everest Re sold the net assets of its United Kingdom branch to Bermuda Re, a Bermuda insurance company and direct subsidiary of Group, for $77.0 million. In connection with the sale, Everest Re provided Bermuda Re with a reserve indemnity agreement providing for indemnity payments of up to 90% of £25 million in the event December 31, 2002 loss and LAE reserves develop adversely. The impact on the financial statements for the nine months ended September 30, 2004 was a dividend to Group of $26.3 million as net assets sold exceeded the purchase price, an underwriting gain of $10.9 million due to the sale related transactions of the 2003 and 2002 whole account quota shares with Bermuda Re (discussed in Note 12) and an increase in incurred losses and LAE for the nine months ended September 30, 2004 of $36.8 million relating to liability under the reserve indemnity agreement with Bermuda Re. The limit available under this agreement was fully exhausted at December 31, 2004.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED
(continued)

For the Three and Nine Months ended September 30, 2005 and 2004

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$374,309	$362,129	$1,100,677	$1,048,879
Net written premiums	283,598	287,779	835,535	823,368
Premiums earned	$263,059	$266,611	$855,213	$811,794
Incurred losses and loss
adjustment expenses	499,648	267,820	920,017	649,921
Commission and brokerage	52,130	60,645	191,633	195,400
Other underwriting expenses	5,649	4,655	17,713	16,326

Underwriting loss	$(294,368)	$(66,509)	$(274,150)	$(49,853)

U.S. Insurance
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$210,768	$253,245	$755,876	$918,470
Net written premiums	179,336	167,826	560,563	635,963
Premiums earned	$194,828	$192,965	$502,957	$546,624
Incurred losses and loss
adjustment expenses	113,763	128,676	336,369	397,843
Commission and brokerage	33,106	24,118	79,311	52,098
Other underwriting expenses	13,575	11,153	37,814	32,467

Underwriting gain	$34,384	$29,018	$49,463	$64,216

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED
(continued)

For the Three and Nine Months ended September 30, 2005 and 2004

Specialty Underwriting
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$51,891	$127,975	$247,868	$352,565
Net written premiums	35,028	95,431	175,187	273,476
Premiums earned	$38,219	$93,070	$178,021	$270,428
Incurred losses and loss
adjustment expenses	49,504	71,574	138,382	177,481
Commission and brokerage	7,630	26,224	41,124	72,613
Other underwriting expenses	1,635	1,386	4,990	4,841

Underwriting (loss) gain	$(20,550)	$(6,114)	$(6,475)	$15,493

International
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$188,296	$204,084	$540,466	$512,337
Net written premiums	132,078	143,194	382,986	366,283
Premiums earned	$121,644	$135,441	$368,890	$349,050
Incurred losses and loss
adjustment expenses	85,635	101,819	217,234	212,103
Commission and brokerage	29,226	31,805	81,208	74,923
Other underwriting expenses	3,057	2,530	9,074	8,000

Underwriting gain (loss)	$3,726	$(713)	$61,374	$54,024

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED
(continued)

For the Three and Nine Months ended September 30, 2005 and 2004

The following table reconciles the underwriting results for the operating segments to (loss) income before tax as reported in the consolidated statements of operations and comprehensive (loss) income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2005	2004	2005	2004

Underwriting (loss) gain	$(276,808)	$(44,318)	$(169,788)	$83,880
UK branch sale and related
transactions	-	-	-	(25,894)

Underwriting (loss) gain	(276,808)	(44,318)	(169,788)	57,986
Net investment income	67,585	81,227	242,577	242,381
Net realized capital gains	18,633	9,388	38,321	59,846
Corporate expense	(1,081)	(447)	(4,599)	(115)
Interest expense	(17,220)	(19,439)	(55,982)	(53,236)
Other expense	(15,240)	(30,378)	(14,528)	(74,313)

(Loss) income before taxes	$(224,131)	$(3,967)	$36,001	$232,549

The Company produces business in its U.S. and International operations. The net income and assets of the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. No individual non-US country represented more than 5% of the Company’s revenues.

11. Investments — Interest Only Strips

The Company from time to time invests in interest only strips of mortgage-backed securities (“interest only strips”) in response to movement in, and levels of, capital market interest rates. These securities give the holder the right to receive interest payments at a stated coupon rate on an underlying pool of mortgages. The interest payments on the outstanding mortgages are guaranteed by entities generally rated AAA. The ultimate cash flow from these investments is primarily dependent upon the average life of the mortgage pool. Generally, as market interest rates and, more specifically, market mortgage rates decline, mortgagees tend to refinance which will decrease the average life of a mortgage pool and decrease expected cash flows. Conversely, as market interest rates and, more specifically, mortgage rates rise, repayments will slow and the ultimate cash flows will tend to rise. Accordingly, the market value of these investments tends to increase as general interest rates rise and decline as general interest rates fall. These movements are generally counter to the impact of interest rate movements on the Company’s other fixed income investments. The market value of the interest only strips was $51.1 million at September 30, 2005 and no such securities were held at September 30, 2004.

The Company accounts for its investment in interest only strips in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities, including agency interest

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED
(continued)

For the Three and Nine Months ended September 30, 2005 and 2004 only strips, whether purchased or retained in securitization, as well as the rules for determining when these securities must be written down to fair value because of impairment. EITF 99-20 requires decreases in the valuation of residual interests in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings, rather than an unrealized loss in stockholders’ equity, when any portion of the decline in fair value is attributable to, as defined by EITF 99-20, an impairment loss. The Company recorded no such realized capital losses due to impairments for the three months ended September 30, 2005 and 2004. The Company recorded pre-tax and after-tax realized capital losses due to impairments of $4.1 million and $2.7 million, respectively, for the nine months ended September 30, 2005 and $43.9 million and $28.5 million, respectively, for the nine months ended September 30, 2004. In response to movements in capital market interest rates, the Company liquidated a portion of an interest only strip portfolio during the third quarter of 2005 and recognized pre-tax and after-tax realized capital gains of $13.0 million and $8.5 million, respectively. As a result of liquidating an interest only strip investment portfolio during the second quarter of 2004, the Company recognized pre-tax and after-tax realized capital gains of $77.6 million and $50.4 million, respectively.

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

For the Three and Nine Months ended September 30, 2005 and 2004

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
(continued)

For the Three and Nine Months ended September 30, 2005 and 2004

The following table summarizes the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, for the periods indicated:

Bermuda Re
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands)	2005	2004	2005	2004

Ceded written premiums	$151,285	$198,859	$530,932	$439,052
Ceded earned premiums	139,881	198,847	536,654	426,054
Ceded losses and LAE (a)	248,001	231,680	483,140	414,262
Everest International
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands)	2005	2004	2005	2004

Ceded written premiums	$14,824	$18,867	$59,275	$38,054
Ceded earned premiums	12,625	13,120	53,544	23,009
Ceded losses and LAE	20,862	13,713	44,304	19,358

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

13. Catastrophes

During the third quarter of 2005, there were two large hurricane events, Katrina and Rita, as well as other catastrophe losses, which resulted in significant incurred losses to the Company. For the third quarter of 2005, the incurred pre-tax catastrophe losses, net of reinstatement premiums of $33.7 million, were $432.5 million, of which Hurricane Katrina accounted for $347.7 million. Generally, catastrophe reinsurance provides coverage for one event; however, when limits are exhausted, some contractual arrangements provide for the availability of additional coverage upon the payment of additional premium. This additional premium is referred to as reinstatement premium. With respect to Hurricane Katrina, the unprecedented nature and scale of this hurricane, along with the lack of extensive data from ceding companies, has hampered the loss estimating process. Additionally, pending legal and regulatory issues may impact the amount of ultimate losses from these events. The Company’s loss estimate is based on a combination of

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED
(continued)

For the Three and Nine Months ended September 30, 2005 and 2004 modeled information, underwriter analysis, preliminary client discussions and a profile of exposed limits within the affected regions. The Company’s recorded loss for Hurricane Katrina represents its current best estimate for this event, but ultimate losses could differ, perhaps materially. Any adjustments to this estimate in future quarters will result in an impact to incurred losses when such adjustments are made.

14. Income Taxes

The company uses a projected annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”) to calculate its quarterly tax expense. Under this methodology, when an interim quarter’s pre-tax income (loss) varies significantly from a full year’s income projection, the tax impact resulting from the income variance is effectively spread between the impacted quarter and the remaining quarters of the year. Accordingly, the tax benefit resulting from the catastrophe losses in the third quarter of 2005 will effectively be spread between the third and fourth quarter of 2005. This may result in a lower than normal effective tax rate for the fourth quarter of 2005, absent any other variations between projected and actual pre-tax income.

During the third quarter 2005, the Internal Revenue Service completed its examination of tax years 2000 through 2002, which years included the Company’s 2000 reorganization as well as several inter-affiliate reinsurance transactions. The finalization of these tax years did not result in any material adjustment to the quarter’s tax provision.

15. Subsequent Events

o	On October 6, 2005, Group expanded the size of the remaining shelf registration by filing under Rule 462(b) of the Securities Act of 1933, as amended, and General Instruction IV of Form S-3 promulgated thereunder. On the same date, Group entered into an agreement to issue 5,200,000 of its common shares at a price of $91.50 per share, which resulted in $475.8 million in proceeds, before expenses of approximately $0.3 million. This transaction effectively exhausted the December 22, 2003 shelf registration.

o	During the later part of October 2005, Hurricane Wilma hit the Yucatan Peninsula and Florida. At this point in time, management is not yet able to estimate the impact that this hurricane will have on the Company’s financial results for the fourth quarter, as all of the information essential to the estimating process for this catastrophe loss is not yet available.

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

The Company competes in the U.S and international reinsurance and insurance markets with numerous international and domestic reinsurance and insurance companies. The Company’s competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s. Some of these competitors have greater financial resources than the Company and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the lack of strong barriers to entry into the reinsurance business and the potential for securitization of reinsurance and insurance risks through capital markets provides additional sources of potential reinsurance and insurance capacity and competition.

Through 2004 and the first nine months of 2005, the favorable market conditions, which had developed during the period from 2000 through 2003, generally weakened. Pricing for most property and casualty classes declined modestly. Competition increased modestly as well, in part due to the relative profitability achieved by many reinsurers over the period from 2002 through 2004, the attendant buildup of capital by these participants and growing pressures to effectively deploy this capital. However, this profitability and capital buildup varied significantly by market participant, reflecting the fact that the industry was impacted by significant catastrophe losses in the second half of 2004 and generally still remained exposed to fundamental issues that had negatively impacted its aggregate capacity in 2002 and 2003, including weak investment market conditions and adverse loss emergence. All of these factors had tended to depress the industry’s aggregate financial performance and perceptions of financial strength of industry participants over this period, albeit with significant variation by individual market participant. The Company notes that the cumulative market softening to date has not yet offset the market strengthening which occurred over 2001 to 2003 and that the rate of change, even prior to third quarter 2005 catastrophe events, was subject to moderating influence arising from market participants’ refinement of their strategies for capital utilization and in particular for avoiding the excesses of past market cycles.

With the catastrophe loss experience of the third quarter of 2005, which included the industry’s single largest loss event ever, Hurricane Katrina, as well as other lesser but still significant catastrophe events, many participants in worldwide insurance and reinsurance markets saw their financial results impacted adversely. The impact of these depressed results on existing trends is difficult to predict. Some, including the Company, believe that the scope and scale of industry losses will lead to a fairly immediate and significant tightening of industry conditions, which, although most focused on catastrophe business impacted by the third quarter catastrophe events, will likely extend in differing degrees to virtually all worldwide property and casualty classes. This view is based on an assessment that the character and magnitude of the third quarter events will inevitably increase individual company managements’ assessment of both the capital required to support business and the returns appropriate to that capital. This assessment recognizes the likelihood that regulators and rating agencies will tighten capital adequacy criteria raising the expected capitalization level for most industry participants. Others suggest that the existing capital strength of industry participants, in part reflecting favorable financial performance over the 2002-2004 period, supplemented by capital raising activities since Hurricane Katrina, including by both, existing industry participants and potential new entrants, will be sufficient to support the industry’s aggregate exposures without requiring significant price increases or fundamental change in the pricing of industry products.

The Company has generally been disappointed by industry developments in 2005 and 2004, which have, at least prior to the catastrophe events in the third quarter of 2005, operated to modestly weaken pricing in most business classes and lines. The Company notes that it continues to see opportunities for profitable writings in a variety of classes and lines owing mainly to the general adequacy of underlying pricing. However, the Company also notes that it, like many industry participants, is reexamining its view of price adequacy in light of 2005‘s third quarter catastrophe experience. Such reexamination includes consideration of: the magnitude and character of catastrophe exposures, the level of capital necessary to support its businesses as considered from both the Company and rating agency perspectives and the actual and potential volatility and variability of results, by product, business class and business unit, including with respect to the reliability of underlying statistical and modeling techniques. The Company cannot predict with any reasonable certainty whether and to what extent the trends and conditions noted earlier will persist, nor can it predict the eventual outcome of its own internal deliberations, or in aggregate, the deliberations of industry participants, as respects the issues raised by the third quarter’s catastrophe experience.

Financial Summary

The Company’s management monitors and evaluates overall Company performance based upon financial results. The following table displays a summary of the consolidated net (loss) income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$825,264	$947,433	$2,644,887	$2,832,251
Net written premiums	630,040	694,230	1,954,271	2,238,841
REVENUES:
Premiums earned	$617,750	$688,087	$1,905,081	$2,096,711
Net investment income	67,585	81,227	242,577	242,381
Net realized capital gains	18,633	9,388	38,321	59,846
Other expense	(15,240)	(30,378)	(14,528)	(74,313)

Total revenues	688,728	748,324	2,171,451	2,324,625

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment
expenses	748,550	569,889	1,612,002	1,551,095
Commission, brokerage, taxes and fees	122,092	142,792	393,276	425,996
Other underwriting expenses	24,997	20,171	74,190	61,749
Interest expense	17,220	19,439	55,982	53,236

Total claims and expenses	912,859	752,291	2,135,450	2,092,076

(LOSS) INCOME BEFORE TAXES	(224,131)	(3,967)	36,001	232,549
Income tax (benefit) expense	(50,579)	(11,666)	3,715	57,719

NET (LOSS) INCOME	$(173,552)	$7,699	$32,286	$174,830

Overall, the Company was extremely disappointed with its 2005 third quarter results, which were heavily impacted by incurred losses relating to Hurricane Katrina, which were approximately $348 million pre-tax and $226 million after-tax, both net of reinstatement premiums. Generally, catastrophe reinsurance provides coverage for one event; however, when limits are exhausted, some contractual arrangements provide for the availability of additional coverage upon the payment of additional premium. This additional premium is referred to as reinstatement premium. With respect to Hurricane Katrina, this was the single largest catastrophe event ever experienced by the Company, and more broadly, the reinsurance industry. These impacts from Hurricane Katrina, as well as impacts from other catastrophe losses and the components of incurred losses in general, are discussed later in this summary, which generally addresses significant individual line items in the order of their appearance on the Company’s income statement.

UK Branch Sale. Effective January 1, 2004, Everest Re sold its UK branch to Bermuda Re (“UK Branch Sale”) and in conjunction with the sale, Everest Re provided a reserve indemnity agreement for adverse development on loss and loss adjustment expenses (“LAE”) reserve balances as of December 31, 2002, as well as made sale related adjustments for the 2003 and 2002 quota share cessions. The non-recurring impact on the results for the nine months ended September 30, 2004 was an increase in net written premiums of $139.8 million and an increase in premiums earned, incurred losses and LAE and underwriting expenses of $118.8 million, $113.7 million and $31.0 million, respectively.

Revenues.     As indicated in the preceding “Industry Conditions” section, the reinsurance and insurance industry generally experienced favorable market conditions from 2001 through 2003, which coupled with the Company’s financial strength, strategic positioning and market and underwriting expertise, enabled the Company to increase its volume of business significantly over this period. With the change in trend established in 2004 and continuing in 2005, the Company adapted its operations to slow its rate of growth and even decrease writings for some classes of business and reemphasize its focus on profitability as opposed to volume. The classes most affected by these actions were workers’ compensation insurance, individual risk underwritten insurance and reinsurance, medical stop loss reinsurance and select U.S. casualty reinsurance classes.

Accordingly, gross written premiums for the three months ended September 30, 2005 were $825.3 million, a decrease of 12.9% compared with $947.4 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, gross written premiums were $2,644.9 million, a decrease of 6.6% compared with $2,832.3 million for the nine months ended September 30, 2004.

Due to the nature of its businesses, the Company is unable to precisely differentiate between the effects of price changes as compared to the effects of changes in exposure. Similarly, because individual reinsurance arrangements often reflect revised coverages, structuring, pricing, terms and/or conditions from period to period, the Company is unable to differentiate between the premium volumes attributable to new business as compared to renewal business. Management believes that market conditions, which were softening prior to the occurrence of Hurricane Katrina, generally remained favorable and notes that it continues to see business opportunities in a variety of product classes and markets. The Company continues to decline business that does not meet its objectives regarding underwriting profitability.

Net written premiums, comprised of gross written premiums less ceded premiums, were $630.0 million for the three months ended September 30, 2005, a decrease of 9.2% compared with $694.2 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, net written premiums were $1,954.3 million, a decrease of 12.7% compared with $2,238.8 million for the nine months ended September 30, 2004. The majority of cessions in both periods continue to relate to the quota share reinsurance between Everest Re and Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”). In addition, the 2004 net written premiums included $139.8 million due to the UK Branch Sale.

Premiums earned were $617.8 million for the three months ended September 30, 2005, a decrease of 10.2% compared with $688.1 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, premiums earned were $1,905.1 million, a decrease of 9.1% compared with $2,096.7 million for the nine months ended September 30, 2004. Included in the premium’s earned for the three and nine months ended September 30, 2005 were $33.7 million and $38.9 million, respectively, of reinstatement premiums of which $30.0 million was due to Hurricane Katrina. There were no such reinstatement premiums for the three and nine months ended September 30, 2004. Overall premium fluctuations reflect period to period changes in net written premiums and business mix together with normal variability in earning patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. Changes in estimates related to the reporting patterns of ceding companies also affect premiums earned. In addition, the 2004 premiums earned included $118.8 million due to the UK Branch Sale.

Net investment income was $67.6 million for the three months ended September 30, 2005, a decrease of 16.8% compared with $81.2 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, net investment income was $242.6 million, an increase of 0.1% compared with $242.4 million for the nine months ended September 30, 2004. Period to period changes in investment income are impacted by changes in the level and mix of invested assets, prevailing interest rates and the results from equity investments in limited partnerships, which tend to fluctuate quarter by quarter.

Premiums are generally collected over the first 12 to 15 months of the Company’s reinsurance and insurance contracts, while related losses are typically paid out over numerous years. This tends to generate cash flow from operations and this positive cash flow coupled with the increase in investable assets generates investment income. The Company’s cash flow from operations was $175.6 million for the three months ended September 30, 2005, a decrease of 24.5% compared with $232.5 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, the company’s cash flow from operations was $483.2 million, a decrease of 37.2% compared with $769.7 million for the nine months ended September 30, 2004. Cash flow from operations for the nine months ended September 30, 2005 in comparison with the nine months ended September 30, 2004 was impacted by the 2004 UK Branch Sale.

Net realized capital gains were $18.6 million and $38.3 million for the three and nine months ended September 30, 2005, respectively, reflecting portfolio management activities in response to interest rate and credit market movements, compared to net realized capital gains of $9.4 million and $59.8 million for the three and nine months ended September 30, 2004, respectively. The realized capital gains for the three and nine months ended September 30, 2004 were primarily the result of an early liquidation of a $20.0 million investment trust portfolio and gains on the sale of the Company’s interest only strips of mortgaged-backed securities (“interest only strips”) investment portfolio in the second quarter of 2004.

Expenses.     Incurred losses and loss adjustment expenses (“LAE”) were $748.6 million for the three months ended September 30, 2005, an increase of 31.4% compared with $569.9 million for the three months ended September 30, 2004. This increase in incurred losses and LAE was primarily the result of $311.8 million increase in catastrophe losses in the third quarter of 2005 compared with the third quarter of 2004. Partially offsetting these increases was a reversal with respect to prior year reserve development. Excluding the impact of catastrophes on prior year reserve development, favorable reserve development was $55.4 million more in the third quarter of 2005 than the third quarter 2004, reflecting a movement from favorable development of $14.6 million to favorable development of $70.0 million. For the nine months ended September 30, 2005, incurred losses and LAE were $1,612.0 million, an increase of 3.9% compared with $1,551.1 million for the nine months ended September 30, 2004. The $60.9 million increase in incurred losses and LAE for the nine months ended September 30, 2005 was principally related to catastrophe losses which increased $345.2 million comparing the nine months ended of 2005 with 2004. The major contributing factor was the third quarter 2005 property catastrophe events, particularly hurricanes Katrina, Rita, Emily and Dennis totaling $431.9 million, floods in India and Calgary totaling $12.0 million and storms in Ontario totaling $4.2 million. Partially offsetting this increase was a decrease in unfavorable net prior period reserve adjustments, excluding the impact of catastrophe development, which reversed to a favorable prior period reserve adjustment of $63.4 million from an unfavorable net prior period reserve adjustment of $33.1 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Other factors impacting the level of incurred losses and LAE related to changes in volume as measured by earned premium; changes in rates and terms, as well as the effect of changes in prior period loss reserve estimates, also contributed.

Commission, brokerage and tax expense were $122.1 million and $142.8 million for the three months ended September 30, 2005 and 2004, respectively, and $393.3 million and $426.0 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease for the nine months ended September 30, 2005 compared to September 30, 2004 was primarily the result of a $31.0 million increase due to the UK Branch Sale included in the nine months ended 2004. Other factors impacting the change in commission, brokerage and tax expense were changes in premium volume, including changes in volume through the various distribution channels, and changes in the mix of business.

Taxes and Net Income (Loss). The Company’s income tax (benefit) expense is primarily a function of the U.S. statutory tax rates and the impact from tax preferenced investment income. The Company generated income tax benefits of $50.6 million and $11.7 million for the three months ended September 30, 2005 and 2004, respectively, in each case reflecting significant catastrophe losses in these quarters. Income tax expense of $3.7 million and $57.7 million for the nine months ended September 30, 2005 and 2004, respectively, reflected the expected effective tax rate derived from blended full year results. The decrease in tax expense in 2005 primarily reflected the increase in incurred losses and LAE, in part driven by greater catastrophe losses, coupled with a decrease in premiums earned. Additionally, in conjunction with the transfer of the Company’s UK Branch to Bermuda Re, there were various tax items which gave rise to incremental net tax expenses in 2004.

The net loss of $173.6 million compared to net income of $7.7 million for the three months ended September 30, 2005 and 2004, respectively, and net income of $32.3 million compared to $174.8 million for the nine months ended September 30, 2005 and 2004, respectively, generally reflected the catastrophe loss driven increase in incurred losses and LAE together with the decrease in premiums earned and realized capital gains, partially offset by a decrease in income taxes.

The Company’s stockholders’ equity increased to $1,789.9 million at September 30, 2005 from $1,743.8 million at December 31, 2004. The increase was primarily due to net income for the period together with an increase of unrealized appreciation on the Company’s investment portfolio.

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

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$374,309	$362,129	$1,100,677	$1,048,879
Net written premiums	283,598	287,779	835,535	823,368
Premiums earned	$263,059	$266,611	$855,213	$811,794
Incurred losses and loss
adjustment expenses	499,648	267,820	920,017	649,921
Commission and brokerage	52,130	60,645	191,633	195,400
Other underwriting expenses	5,649	4,655	17,713	16,326

Underwriting loss	$(294,368)	$(66,509)	$(274,150)	$(49,853)

U.S. Insurance
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$210,768	$253,245	$755,876	$918,470
Net written premiums	179,336	167,826	560,563	635,963
Premiums earned	$194,828	$192,965	$502,957	$546,624
Incurred losses and loss
adjustment expenses	113,763	128,676	336,369	397,843
Commission and brokerage	33,106	24,118	79,311	52,098
Other underwriting expenses	13,575	11,153	37,814	32,467

Underwriting gain	$34,384	$29,018	$49,463	$64,216

Specialty Underwriting
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$51,891	$127,975	$247,868	$352,565
Net written premiums	35,028	95,431	175,187	273,476
Premiums earned	$38,219	$93,070	$178,021	$270,428
Incurred losses and loss
adjustment expenses	49,504	71,574	138,382	177,481
Commission and brokerage	7,630	26,224	41,124	72,613
Other underwriting expenses	1,635	1,386	4,990	4,841

Underwriting (loss) gain	$(20,550)	$(6,114)	$(6,475)	$15,493

International
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$188,296	$204,084	$540,466	$512,337
Net written premiums	132,078	143,194	382,986	366,283
Premiums earned	$121,644	$135,441	$368,890	$349,050
Incurred losses and loss
adjustment expenses	85,635	101,819	217,234	212,103
Commission and brokerage	29,226	31,805	81,208	74,923
Other underwriting expenses	3,057	2,530	9,074	8,000

Underwriting gain (loss)	$3,726	$(713)	$61,374	$54,024

The following table reconciles the underwriting results for the operating segments to (loss) income before tax as reported in the consolidated statements of operations and comprehensive (loss) income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2005	2004	2005	2004

Underwriting (loss) gain	$(276,808)	$(44,318)	$(169,788)	$83,880
UK branch sale and related
transactions	-	-	-	(25,894)

Underwriting (loss) gain	(276,808)	(44,318)	(169,788)	57,986
Net investment income	67,585	81,227	242,577	242,381
Net realized capital gains	18,633	9,388	38,321	59,846
Corporate expense	(1,081)	(447)	(4,599)	(115)
Interest expense	(17,220)	(19,439)	(55,982)	(53,236)
Other expense	(15,240)	(30,378)	(14,528)	(74,313)

(Loss) income before taxes	$(224,131)	$(3,967)	$36,001	$232,549

Three Months Ended September 30, 2005 compared to Three Months Ended September 30, 2004

As noted earlier, the principal driver of the quarter’s disappointing results was incurred losses related to Hurricane Katrina and other catastrophe events, which are discussed under the heading “Expenses” in the Financial Summary Section.

Premiums.     Gross written premiums decreased 12.9% to $825.3 million for the three months ended September 30, 2005 from $947.4 million for the three months ended September 30, 2004, reflecting continued impact of competitive pressures on pricing coupled with the Company maintaining a disciplined underwriting approach. Premium decline areas included a 59.5% ($76.1 million) decrease in the Specialty Underwriting operation, primarily resulting from a $55.9 million decrease in A&H business and a $24.1 million decrease in surety business, partially offset by a $3.9 million increase in marine and aviation business. The U.S. Insurance operation decreased 16.8% ($42.5 million), principally as a result of a $35.5 million decrease in workers’ compensation business, primarily resulting from the 2004 termination of the American All-Risk Insurance Services, Inc. contract, and a $6.9 million decrease in program business outside of the workers’ compensation class. The International operation decreased 7.7% ($15.8 million), primarily due to a $31.7 million decrease in international business written through the Miami and New Jersey offices, representing primarily Latin American business, partially offset by a $15.5 million increase in Asian business. The U.S. Reinsurance operation increased 3.4% ($12.2 million), principally reflecting a $71.7 million increase in treaty property business, partially offset by a $49.4 million decrease in treaty casualty business and a $9.6 million decrease in facultative business.

Ceded premiums decreased to $195.2 million for the three months ended September 30, 2005 from $253.2 million for the three months ended September 30, 2004. Ceded premiums primarily relate to cessions under the Bermuda Re and Everest International quota share agreements.

Net written premiums decreased by 9.2% to $630.0 million for the three months ended September 30, 2005 from $694.2 million for the three months ended September 30, 2004, reflecting the decrease in gross written premiums, partially offset by the decrease in ceded premiums.

Premium Revenues. Net premiums earned decreased by 10.2% to $617.8 million for the three months ended September 30, 2005 from $688.1 million for the three months ended September 30, 2004. Contributing to this decrease was a 58.9% ($54.9 million) decrease in the Specialty Underwriting operation, a 10.2% ($13.8 million) decrease in the International operation and a 1.3% ($3.6 million) decrease in the U.S. Reinsurance operation, partially offset by a 1.0% ($1.9 million) increase in the U.S. Insurance operation. All of these changes reflect period to period changes in net written premiums and business mix, together with normal variability in earning patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items. Changes in estimates related to the reporting patterns of ceding companies also affect premiums earned.

Expenses.     Incurred losses and LAE increased by 31.4% to $748.6 million for the three months ended September 30, 2005 from $569.9 million for the three months ended September 30, 2004. The increase in incurred losses and LAE was principally attributable to the increase in estimated losses due to property catastrophes mainly driven by Hurricane Katrina with incurred losses of $377.7 million, but also reflecting incurred losses related to hurricanes Rita ($37.5 million), Emily ($11.5 million) and Dennis ($5.3 million), floods in India ($9.4 million) and Calgary ($2.6 million) and storms in Ontario ($4.2 million). The 2005 results also reflect unfavorable development on 2004 catastrophes of $19.5 million. Additionally, Hurricane Katrina estimates are subject to considerable uncertainty due to the timing, complexity and unusual nature of the underlying ceding company exposures. These estimates reflect management’s best judgment based on all available information, but ultimate losses could differ, perhaps materially. This increase in incurred losses and LAE also reflects variability in premiums earned and changes in the loss expectation assumptions for business written, as well as the net prior period reserve development and catastrophe losses discussed above. Incurred losses and LAE were also impacted by changes in the pricing of the underlying business, as well as variability relating to changes in the mix of business by class and type.

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

Incurred losses and LAE for the three months ended September 30, 2005 reflected ceded losses and LAE of $303.7 million compared to ceded losses and LAE for the three months ended September 30, 2004 of $272.0 million. Ceded losses and LAE for the three months ended September 30, 2005 included $230.6 million of ceded losses relating to the quota share reinsurance transactions between Everest Re and Bermuda Re and Everest International as compared with ceded losses of $182.6 million for the three months ended September 30, 2004.

The following table shows the net catastrophe losses for each of the Company’s operating segments for the three months ended September 30, 2005 and 2004:

(Dollars in thousands)	Segment Net Catastrophe Losses

Segment	2005	2004

U.S. Reinsurance	$395.0	$116.6
U.S. Insurance	-	-
Specialty Underwriting	43.4	8.4
International	27.8	29.4

Total	$466.2	$154.4

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events and are net of reinsurance. Individual catastrophe losses are reported net of specific reinsurance, but before recoveries under corporate level reinsurance. The Company defines a catastrophe as a property event with expected reported losses of at least $5.0 million before corporate level reinsurance and taxes. Effective for the third quarter of 2005, industrial risk losses have been excluded from catastrophe losses with prior periods adjusted for comparison purposes. Catastrophe losses, net of contract specific cessions, were $466.2 million for the three months ended September 30, 2005, related principally to aggregate estimated losses mainly driven by Hurricane Katrina with catastrophe losses of $377.7 million, but also reflected catastrophe losses related to hurricanes Rita ($37.5 million), Emily ($11.5 million) and Dennis ($5.3 million), floods in India ($9.4 million) and Calgary ($2.6 million) and storms in Ontario ($4.2 million). The 2005 results also reflect unfavorable development on 2004 catastrophes of $19.5 million. Additionally, Hurricane Katrina estimates are subject to considerable uncertainty due to the timing, complexity and unusual nature of the underlying ceding company exposures. These estimates reflect management’s best judgment based on all available information, but ultimate losses could differ, perhaps materially. Catastrophe losses, net of contract specific cessions, were $154.4 million in the three months ended September 30, 2004, principally due to $186.8 million of estimated aggregate losses from hurricanes Charley, Frances, Ivan and Jeanne and Pacific typhoon activity, partially offset by a $30.6 million reserve reduction related to the World Trade Center events.

The following table shows net prior period reserve adjustments for each of the Company’s operating segments for the three months ended September 30, 2005 and 2004:

(Dollars in thousands)	Segment Net Prior Period Reserve Adjustments

Segment	2005	2004

U.S. Reinsurance	$0.1	$(51.8)
U.S. Insurance	(25.6)	3.1
Specialty Underwriting	(22.3)	2.8
International	(4.2)	(1.0)

Total	$(52.0)	$(46.9)

Net favorable prior period reserve adjustments for the three months ended September 30, 2005 were $52.0 million compared to net favorable prior period reserve adjustments of $46.9 million for the three months ended September 30, 2004. For the three months ended September 30, 2005, the net favorable reserve adjustments included net favorable reserve adjustments for non-asbestos and environmental (“A&E”), non-catastrophe of $74.9 million, partially offset by net unfavorable catastrophe development of $18.1 million and net unfavorable A&E adjustments of $4.8 million. The favorable reserve adjustments for the three months ended September 30, 2004 included net favorable catastrophe adjustments of $32.3 million and non-A&E, non-catastrophe adjustments of $15.8 million, partially offset by net unfavorable development on A&E reserve adjustments of $1.2 million. It is important to note that non-A&E accident year reserve development arises from the re-evaluation of accident year results and that such re-evaluations may also impact premiums and commissions attributed by accident year, generally mitigating, in part, the impact of loss development, and that such impacts are recorded as part of the overall reserve evaluation process.

The U.S. Reinsurance segment accounted for $0.1 million of net unfavorable prior period reserve adjustments for the three months ended September 30, 2005, and net favorable prior period reserve adjustments of $51.8 million for the three months ended September 30, 2004. A&E accounted for $4.8 million and $1.2 million of net unfavorable reserve adjustments for the three months ended September 30, 2005 and 2004, respectively. Catastrophe losses accounted for $13.2 million of unfavorable net prior period reserve adjustments and $34.5 million of favorable net prior period reserve adjustments for the three months ended September 30, 2005 and 2004, respectively. Other non-A&E, non-catastrophe net favorable prior period reserve adjustments were $17.9 million and $18.5 million for the three months ended September 30, 2005 and 2004, respectively.

The U.S. Insurance segment reflected $25.6 million of net favorable prior period reserve adjustments for the three months ended September 30, 2005 and $3.1 million of net unfavorable prior period reserve adjustments for the three months ended September 30, 2004. These prior period reserve adjustments were principally due to liability classes relating to accident years 2000 through 2004.

The Specialty Underwriting segment had $22.3 million of net favorable prior period reserve adjustments for the three months ended September 30, 2005 and $2.8 million of net unfavorable prior period reserve adjustments for the three months ended September 30, 2004. The September 30, 2005 net favorable prior period reserve adjustments related principally to $26.3 million favorable non-A&E, non-catastrophe reserve adjustments primarily related to marine, aviation and surety business classes, partially offset by unfavorable catastrophe development of $4.0 million related to the marine business. The September 30, 2004 net unfavorable prior period reserve adjustment related principally to $3.2 million unfavorable catastrophe development.

The International segment had $4.2 million and $1.0 million of net favorable prior period adjustments for the three months ended September 30, 2005 and 2004, respectively. The September 30, 2005 net favorable prior period reserve adjustments related primarily to favorable non-A&E, non-catastrophe reserve development on the Canadian and Asian business of $5.0 million, partially offset by unfavorable property catastrophe loss development. The September 30, 2004 favorable development was related to catastrophe losses on International and Asian business.

The segment components of the increase in incurred losses and LAE for the three months ended September 30, 2005 over the three months ended September 30, 2004 were a 86.6% ($231.8 million) increase in the U.S. Reinsurance operation, partially offset by a 30.8% ($22.1 million) decrease in the Specialty Underwriting operation, a 15.9% ($16.2 million) decrease in the International operation and an 11.6% ($14.9 million) decrease in the U.S. Insurance operation. These changes reflect variability in premiums earned and changes in the loss expectation assumptions for business written, as well as the net prior period reserve development and catastrophe losses discussed above. Incurred losses and LAE for each operation were also impacted by changes in the pricing of the underlying business, as well as variability relating to changes in the mix of business by class and type.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by net premiums earned, increased by 38.4 percentage points to 121.2% for the three months ended September 30, 2005 from 82.8% for the three months ended September 30, 2004, which reflected the impact of the changes in premiums earned and incurred losses and LAE discussed above, as well as changes in the underlying business mix and aggregate rates, terms and conditions.

The following table shows the loss ratios for each of the Company’s operating segments for the three months ended September 30, 2005 and 2004. The loss ratios for all operations were impacted by the factors noted above.

Segment Loss Ratios

Segment	2005	2004

U.S. Reinsurance	189.9%	100.5%
U.S. Insurance	58.4%	66.7%
Specialty Underwriting	129.5%	76.9%
International	70.4%	75.2%

The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 23.8% for the three months ended September 30, 2005 compared to 23.7% for the three months ended September 30, 2004.

The following table shows the expense ratios for each of the Company’s operating segments for the three months ended September 30, 2005 and 2004.

Segment Expense Ratios

Segment	2005	2004

U.S. Reinsurance	22.0%	24.4%
U.S. Insurance	24.0%	18.3%
Specialty Underwriting	24.3%	29.7%
International	26.5%	25.3%

Segment underwriting expenses decreased by 10.2% to $146.0 million for the three months ended September 30, 2005 from $162.5 million for the three months ended September 30, 2004. Commission, brokerage, taxes and fees decreased by $20.7 million, principally reflecting decreases in premium volume and changes in the mix and distribution channel of business. Segment other underwriting expenses increased by $4.2 million, as the Company continued to expand operations to support its business. Contributing to the segment underwriting expense decreases were a 66.4% ($18.3 million) decrease in the Specialty Underwriting operation, an 11.5% ($7.5 million) decrease in the U.S. Reinsurance operation and a 6.0% ($2.1 million) decrease in the International operation, partially offset by a 32.4% ($11.4 million) increase in the U.S. Insurance operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance, as well as the underwriting performance of the underlying business.

The Company’s combined ratio, which is the sum of the loss and expense ratios, increased by 38.5 percentage points to 145.0% for the three months ended September 30, 2005 compared to 106.5% for the three months ended September 30, 2004.

The following table shows the combined ratios for each of the Company’s operating segments for the three months ended September 30, 2005 and 2004. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios

Segment	2005	2004

U.S. Reinsurance	211.9%	124.9%
U.S. Insurance	82.4%	85.0%
Specialty Underwriting	153.8%	106.6%
International	96.9%	100.5%

Investment Results. Net investment income decreased 16.8% to $67.6 million for the three months ended September 30, 2005 from $81.2 million for the three months ended September 30, 2004, despite an increase in invested assets from $7.1 billion at September 30, 2004 to $7.8 billion at September 30, 2005, principally reflecting variability in investment income from equity investments in limited partnerships, which tend to fluctuate quarter by quarter. Investment (loss) income for these limited partnerships for the three months ended September 30, 2005 and 2004 was $8.2 million loss and $6.4 million income, respectively.

The following table shows a comparison of various investment yields for the periods indicated:

	2005	2004

Imbedded pre-tax yield of cash and invested assets at September 30, 2005 and 2004	4.4%	4.5%
Imbedded after-tax yield of cash and invested assets at September 30, 2005 and 2004	3.6%	3.7%
Annualized pre-tax yield on average cash and invested assets for the three months ended September 30, 2005 and 2004	3.7%	4.9%
Annualized after-tax yield on average cash and invested assets for the three months ended September 30, 2005 and 2004	3.1%	3.9%

Net realized capital gains of $18.6 million for the three months ended September 30, 2005 reflected realized capital gains on the Company’s investments of $19.5 million, resulting principally from $13.0 million of gains on the partial sale of the interest only strip portfolio and $6.5 million gain on equity sales, partially offset by $0.9 million of realized capital losses. Net realized capital gains of $9.4 million for the three months ended September 30, 2004 reflected realized capital gains on the Company’s investments of $10.2 million, resulting primarily from the early liquidation of an investment portfolio trust, partially offset by $0.9 million of realized capital losses.

Other expense for the three months ended September 30, 2005 and 2004 were $15.2 million and $30.4 million, respectively. The change in other income for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 was primarily due to a decrease in deferred gains on a retroactive reinsurance agreement with a non-consolidating affiliate.

Corporate underwriting expenses not allocated to segments were $1.1 million for the three months ended September 30, 2005 compared to $0.4 million for the three months ended September 30, 2004.

Interest expense and fees for the three months ended September 30, 2005 and 2004 were $17.2 million and $19.4 million, respectively. Interest expense and fees for the three months ended September 30, 2005 included $7.8 million related to the senior notes, $9.3 million related to the junior subordinated debt securities and $0.1 million related to the Company’s revolving credit facility. Interest expense and fees for the three months ended September 30, 2004 included $9.7 million related to the senior notes, $9.4 million related to the junior subordinated debt securities and $0.3 million related to borrowings under the Company’s revolving credit facility. Interest expense on senior notes decreased to $7.8 million for the three months ended September 30, 2005 from $9.7 million for the three months ended September 30, 2004 as the 5.4% senior notes issued on October 12, 2004 effectively replaced the 8.5% senior notes due March 15, 2005, which were retired.

Income Taxes. The Company’s income tax expense is primarily a function of its statutory tax rate, the level of its pre-tax income and the impact from tax preferenced investment income. The Company recognized an income tax benefit of $50.6 million for the three months ended September 30, 2005 compared to an income tax benefit of $11.7 million for the three months ended September 30, 2004. The increase in tax benefit reflected the increase in incurred losses related to catastrophes resulting, ultimately, in a substantial pre-tax loss for the period.

Net (Loss) Income. Net loss was $173.6 million for the three months ended September 30, 2005 compared to net income of $7.7 million for the three months ended September 30, 2004, with the change primarily reflecting an increase in incurred losses, partially offset by related tax benefits.

Nine Months Ended September 30, 2005 compared to Nine Months Ended September 30, 2004

As noted earlier, the principal driver of the disappointing year to date results was incurred losses related to Hurricane Katrina and other third quarter 2005 catastrophe events, which are discussed under the heading “Expenses”.

Premiums.     Gross written premiums decreased 6.6% to $2,644.9 million for the nine months ended September 30, 2005 from $2,832.3 million for the nine months ended September 30, 2004, reflecting increased competitive pressures on pricing. Premium decline areas included a 29.7% ($104.7 million) decrease in the Specialty Underwriting operation, resulting primarily from a $106.0 million decrease in A&H business and a $21.0 million decrease in surety business, partially offset by a $22.2 million increase in marine and aviation business. The U.S. Insurance operation decreased 17.7% ($162.6 million), principally as a result of a $223.9 million decrease in workers’ compensation business, primarily resulting from the 2004 termination of the American All-Risk Insurance Services, Inc. contract, partially offset by a $61.4 million increase in program business outside of the workers’ compensation class. The International operation increased 5.5% ($28.1 million), primarily due to a $70.3 million increase in Asian business, partially offset by a $23.6 million decrease in international business written through the Miami and New Jersey offices, representing primarily Latin American business. The U.S. Reinsurance operation increased 4.9% ($51.8 million), principally reflecting a $161.2 million increase in treaty property business, partially offset by a $79.9 million decrease in treaty casualty business and a $24.7 million decrease in facultative business.

Ceded premiums increased to $690.6 million for the nine months ended September 30, 2005 from $593.4 million for the nine months ended September 30, 2004. The increase in ceded premiums was primarily related to a reduction in ceded premiums of $139.8 million in 2004 due to the UK Branch Sale coupled with an increase in cessions under the Bermuda Re and Everest International quota share agreements.

Net written premiums decreased by 12.7% to $1,954.3 million for the nine months ended September 30, 2005 from $2,238.8 million for the nine months ended September 30, 2004, reflecting the decrease in gross written premiums combined with the increase in ceded premiums.

Premium Revenues. Net premiums earned decreased by 9.1% to $1,905.1 million for the nine months ended September 30, 2005 from $2,096.7 million for the nine months ended September 30, 2004. In 2004, net premiums earned included a $118.8 million positive impact from the UK Branch Sale. Also contributing to this decrease were a 34.2% ($92.4 million) decrease in the Specialty Underwriting operation and an 8.0% ($43.7 million) decrease in the U.S. Insurance operation, partially offset by a 5.7% ($19.8 million) increase in the International operation and a 5.3% ($43.4 million) increase in the U.S. Reinsurance operation. All of these changes reflect period to period changes in net written premiums and business mix, together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items. Changes in estimates related to the reporting patterns of ceding companies also affect premiums earned.

Expenses.     Incurred losses and LAE increased by 3.9% to $1,612.0 million for the nine months ended September 30, 2005 from $1,551.1 million for the nine months ended September 30, 2004. The increase in incurred losses and LAE was principally related to catastrophe losses and changes in the Company’s mix of business, partially offset by the decrease in reserve adjustments for prior period losses and a $113.7 million increase included in 2004 related to the UK Branch sale. These changes reflect variability in premiums earned and changes in the loss expectation assumptions for business written, as well as the net prior period reserve development and catastrophe losses discussed below. Incurred losses and LAE were also impacted by changes in the pricing of the underlying business, as well as variability relating to changes in the mix of business by class and type.

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

Incurred losses and LAE for the nine months ended September 30, 2005 reflected ceded losses and LAE of $622.9 million compared to ceded losses and LAE for the nine months ended September 30, 2004 of $537.7 million. Ceded losses and LAE relating to the quota share reinsurance transactions with affiliates were $481.6 million and $287.7 million for the nine months ended September 30, 2005 and 2004, respectively. Ceded losses and LAE in 2004 reflected a $76.9 million reduction due to the UK Branch Sale.

The following table shows the net catastrophe losses for each of the Company’s operating segments for the nine months ended September 30, 2005 and 2004:

(Dollars in thousands)	Segment Net Catastrophe Losses

Segment	2005	2004

U.S. Reinsurance	$413.4	$116.5
U.S. Insurance	-	-
Specialty Underwriting	49.9	9.2
International	37.3	29.7

Total	$500.6	$155.4

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events and are net of reinsurance. Individual catastrophe losses are reported net of specific reinsurance, but before recoveries under corporate level reinsurance. The Company defines a catastrophe as a property event with expected reported losses of at least $5.0 million before corporate level reinsurance and taxes. Effective for the third quarter of 2005, industrial risk losses have been excluded from catastrophe losses with prior periods adjusted for comparison purposes. Catastrophe losses, net of contract specific cessions, were $500.6 million for the nine months ended September 30, 2005, related principally to aggregate estimated losses mainly driven by Hurricane Katrina with catastrophe losses of $377.7 million, but also reflected catastrophe losses related to hurricanes Rita ($37.5 million), Emily ($11.5 million) and Dennis ($5.3 million) and floods in India ($9.4 million) and Calgary ($2.6 million) and storms in Ontario ($4.2 million). The 2005 results also reflect unfavorable development on 2004 catastrophes of $56.2 million. Additionally, Hurricane Katrina estimates are subject to considerable uncertainty due to the timing, complexity and unusual nature of the underlying ceding company exposures. These estimates reflect management’s best judgment based on all available information, but ultimate losses could differ, perhaps materially. Catastrophe losses, net of contract specific cessions, were $155.4 million in the nine months ended September 30, 2004, related principally to aggregate estimated losses of $186.8 million from hurricanes Charley ($53.6 million), Frances ($48.4 million), Ivan ($44.3 million) and Jeanne ($36.8 million) and Pacific typhoons ($3.8 million), which were partially offset by $30.2 million of reserve reductions related to the World Trade Center events.

The following table shows net prior period reserve adjustments for each of the Company’s operating segments for the nine months ended September 30, 2005 and 2004:

(Dollars in thousands)	Segment Net Prior Period Reserve Adjustments

Segment	2005	2004

U.S. Reinsurance	$42.6	$(14.0)
U.S. Insurance	(23.1)	21.2
Specialty Underwriting	(15.0)	(4.9)
International	(15.4)	(0.6)

Total	$(10.9)	$1.7

Net favorable prior period reserve adjustments, which include catastrophe development, for the nine months ended September 30, 2005 were $10.9 million compared to net unfavorable prior period reserve adjustments of $1.7 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, the net favorable reserve adjustments included net favorable non-A&E, non-catastrophe prior period reserve adjustments of $74.1 million, partially offset by net unfavorable catastrophe development of $52.5 million and net unfavorable A&E adjustments of $10.7 million. The net unfavorable reserve adjustments for the nine months ended September 30, 2004 included net unfavorable non-A&E, non-catastrophe adjustments of $24.7 million and net unfavorable A&E adjustments of $8.4 million, partially offset by net favorable catastrophe development of $31.4 million, which included a $30.2 million reduction in reserves for the World Trade Center events. It is important to note that non-A&E accident year reserve development arises from the re-evaluation of accident year results and that such re-evaluations may also impact premiums and commissions attributed by accident year, generally mitigating, in part, the impact of loss development, and that such impacts are recorded as part of the overall reserve evaluation process.

The U.S. Reinsurance segment accounted for $42.6 million of net unfavorable prior period reserve adjustments for the nine months ended September 30, 2005, which included $31.7 million of net unfavorable catastrophe development, $10.7 million of net unfavorable A&E adjustments and $0.2 million of net unfavorable non-A&E, non-catastrophe prior period reserve adjustments. Net favorable prior period reserve adjustments of $14.0 million for the nine months ended September 30, 2004 included $34.7 million of net favorable catastrophe development, partially offset by $12.3 million of net unfavorable non-A&E, non-catastrophe reserve adjustments and $8.4 million of net unfavorable A&E reserve adjustments.

The U.S. Insurance segment reflected $23.1 million of net favorable prior period reserve adjustments for the nine months ended September 30, 2005 and $21.2 million of net unfavorable prior period reserve adjustments for the nine months ended September 30, 2004. These prior period reserve adjustments were principally due to casualty classes related to accident years 2000 through 2003.

The Specialty Underwriting segment had $15.0 million and $4.9 million of net favorable prior period reserve adjustments for the nine months ended September 30, 2005 and, 2004. Non-A&E, non-catastrophe development accounted for $25.6 million and $8.8 million favorable net prior period reserve adjustments for the nine months ended September 30, 2005 and 2004, respectively, principally on the marine, aviation and surety classes of business in 2005 and the marine, aviation and A&H classes of business in 2004. Catastrophe development accounted for $10.6 million and $3.9 million of net unfavorable prior period reserve adjustments for the nine months ended September 30, 2005 and 2004, respectively, and was primarily on the marine and aviation classes of business.

The International segment had $15.4 million and $0.6 million of net favorable prior period reserve adjustments for the nine months ended September 30, 2005 and 2004, respectively. The September 30, 2005 net favorable prior period reserve adjustments related primarily to favorable non-asbestos, non-catastrophe reserve development of $25.6 million, primarily on property business classes, partially offset by $10.2 million of property catastrophe loss development.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by net premiums earned, increased by 10.6 percentage points to 84.6% for the nine months ended September 30, 2005 from 74.0% for the nine months ended September 30, 2004, reflecting the impact of the changes in premiums earned and incurred losses and LAE discussed above, the impact of the UK Branch Sale in 2004, as well as changes in the underlying business mix and aggregate rates, terms and conditions.

The following table shows the loss ratios for each of the Company’s operating segments for the nine months ended September 30, 2005 and 2004. The loss ratios for all operations were impacted by the factors noted above.

Segment Loss Ratios

Segment	2005	2004

U.S. Reinsurance	107.6%	80.1%
U.S. Insurance	66.9%	72.8%
Specialty Underwriting	77.7%	65.6%
International	58.9%	60.8%

The segment components of the increase in incurred losses and LAE for the nine months ended September 30, 2005 over the nine months ended September 30, 2004 were a 41.6% ($270.1 million) increase in the U.S. Reinsurance operation and a 2.4% ($5.1 million) increase in the International operation, partially offset by a 22.0% ($39.1 million) decrease in the Specialty Underwriting operation, and a 15.5% ($61.5 million) decrease in the U.S. Insurance operation. These changes reflect variability in premiums earned and changes in the loss expectation assumptions for business written, as well as the net prior period reserve development and catastrophe losses discussed above. Incurred losses and LAE for each operation were also impacted by changes in the pricing of the underlying business, as well as variability relating to changes in the mix of business by class and type, which in general reflected a more favorable mix.

The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 24.5% for the nine months ended September 30, 2005 compared to 23.2% for the nine months ended September 30, 2004.

The following table shows the expense ratios for each of the Company’s operating segments for the nine months ended September 30, 2005 and 2004.

Segment Expense Ratios

Segment	2005	2004

U.S. Reinsurance	24.5%	26.0%
U.S. Insurance	23.3%	15.5%
Specialty Underwriting	25.9%	28.7%
International	24.5%	23.7%

Segment underwriting expenses increased by 1.4% to $462.9 million in the nine months ended September 30, 2005 from $456.7 million in the nine months ended September 30, 2004. Commission, brokerage, taxes and fees decreased by $1.8 million, principally reflecting decreases in premium volume and changes in the mix and distribution channel of business, partially offset by an increase in premium based taxes. Segment other underwriting expenses increased by $8.0 million, as the Company continued to expand operations to support its business activity. Contributing to the segment underwriting expense increases were a 38.5% ($32.6 million) increase in the U.S. Insurance operation and an 8.9% ($7.4 million) increase in the International operation, which were partially offset by a 40.5% ($31.3 million) decrease in the Specialty Underwriting operation and a 1.1% ($2.4 million) decrease in the U.S. Reinsurance operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance, as well as the underwriting performance of the underlying business.

The Company’s combined ratio, which is the sum of the loss and expense ratios, increased by 12.0 percentage points to 109.2% for the nine months ended September 30, 2005 compared to 97.2% for the nine months ended September 30, 2004.

The following table shows the combined ratios for each of the Company’s operating segments for the nine months ended September 30, 2005 and 2004. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios

Segment	2005	2004

U.S. Reinsurance	132.1%	106.1%
U.S. Insurance	90.2%	88.3%
Specialty Underwriting	103.6%	94.3%
International	83.4%	84.5%

Investment Results. Net investment income increased 0.1% to $242.6 million for the nine months ended September 30, 2005 from $242.4 million for the nine months ended September 30, 2004, principally reflecting a $0.7 billion year over year increase in invested assets, coupled with variability from equity investments in limited partnerships, which tend to fluctuate period to period. Investment income for these limited partnerships for the nine months ended September 30, 2005 and 2004 was $9.5 million and $32.5 million, respectively.

The following table shows a comparison of various investment yields for the periods indicated:

	2005	2004

Imbedded pre-tax yield of cash and invested assets at September 30, 2005 and December 31, 2004	4.4%	4.5%
Imbedded after-tax yield of cash and invested assets at September 30, 2005 and December 31, 2004	3.6%	3.6%
Annualized pre-tax yield on average cash and invested assets for the nine months ended September 30, 2005 and 2004	4.5%	5.0%
Annualized after-tax yield on average cash and invested assets for the nine months ended September 30, 2005 and 2004	3.6%	3.9%

Net realized capital gains were $38.3 million for the nine months ended September 30, 2005, which reflected realized capital gains on the Company’s investments of $48.1 million, resulting primarily from transactions to realign the investment portfolio in response to the interest and credit market conditions, coupled with gains from the partial sale of the Company’s interest only strip portfolio, partially offset by $9.8 million of realized capital losses, which included $4.1 million related to write-downs in the value of interest only strips deemed to be impaired on an other than temporary basis in accordance with EITF 99-20. Net realized capital gains were $59.8 million for the nine months ended September 30, 2004, which reflected realized capital gains on the Company’s investments of $105.4 million, which included $77.6 million on the sale of interest only strip investments, partially offset by $45.5 million of realized capital losses, which included $43.9 million related to the write-downs in the value of interest only strips deemed to be impaired on an other than temporary basis in accordance with EITF 99-20, prior to liquidation of the interest only strip portfolio during the second quarter of 2004.

Other expense for the nine months ended September 30, 2005 and 2004 was $14.5 million and $74.3 million, respectively. The change in other expense for the nine months ended September 30, 2005 was primarily due to a decrease in deferred gains on a retroactive reinsurance agreement with an unconsolidated affiliate.

Corporate underwriting expenses not allocated to segments were $4.6 million for the nine months ended September 30, 2005 as compared to $0.1 million for the nine months ended September 30, 2004.

Interest expense and fees for the nine months ended September 30, 2005 and 2004 were $56.0 million and $53.2 million, respectively. Interest expense and fees for the nine months ended September 30, 2005 included $27.7 million related to the senior notes, $28.1 million related to the junior subordinated debt securities and $0.2 million related to the credit line under the Company’s revolving credit facility. Interest expense and fees for the nine months ended September 30, 2004 included $29.2 million related to the senior notes, $23.0 million related to the junior subordinated debt securities and $1.0 million related to borrowings under the Company’s revolving credit facility. The change in interest expense on the senior notes to $27.7 million for the nine months ended September 30, 2005 from $29.2 million for the nine months ended September 30, 2004 was due to the issuance of new senior notes on October 12, 2004, partially offset by the retirement of the senior notes due March 15, 2005.

Income Taxes. The Company’s income tax expense is primarily a function of its statutory tax rate, the level of its pre-tax income and the impact from tax preferenced investment income. The Company recognized an income tax expense of $3.7 million for the nine months ended September 30, 2005 compared to $57.7 million for the nine months ended September 30, 2004. The decrease in taxes generally reflects the decrease in the Company’s pre-tax income due to the significant increase in incurred losses related to catastrophes. Additionally, in conjunction with the transfer of the UK branch to Bermuda Re, there were various tax items which gave rise to incremental net tax expense in 2004.

Net Income. Net income was $32.3 million for the nine months ended September 30, 2005 compared to net income of $174.8 million for the nine months ended September 30, 2004, with the change primarily reflecting an increase in catastrophe losses, partially offset by continued strong non-catastrophe operating results and tax benefits.

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

The Company’s current investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable and tax preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company’s mix of taxable and tax preferenced investments is adjusted continuously, consistent with its current and projected operating results, market conditions and the Company’s tax position. The fixed maturities in the investment portfolio are comprised of non-trading available for sale securities. Additionally, the Company invests in equity securities, which it believes will enhance the risk-adjusted total return of the investment portfolio. Such investments account for 61.2% of the Company’s stockholders’ equity at September 30, 2005 as compared to 37.3% at December 31, 2004.

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

The Company’s $7.8 billion investment portfolio at September 30, 2005 is principally comprised of fixed maturity securities, which are subject to interest rate risk and foreign currency rate risk, and equity securities, which are subject to equity price risk. The impact of the foreign exchange risks on the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, due to change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $542.3 million of mortgage-backed securities in the $6,017.8 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on the Company’s fixed maturity portfolio as of September 30, 2005 based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

As of September 30, 2005 Interest Rate Shift in Basis Points

	-200	-100	0	100	200

Total Market Value	$7,064.1	$6,746.1	$6,416.3	$6,043.6	$5,661.8
Market Value Change from Base (%)	10.1%	5.1%	0.0%	-5.8%	-11.8%
Change in Unrealized Appreciation
After-tax from Base ($)	$421.0	$241.3	$-	$(242.3)	$(490.4)

The Company had $7,628.2 million and $6,846.9 million of reserves for losses and LAE as of September 30, 2005 and December 31, 2004. These amounts are recorded at their nominal or estimated ultimate payment amount, as opposed to fair value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the fair value of the reserves is less than the nominal value. As interest rates rise, the fair value of the reserves decreases and, conversely, if interest rates decline, the fair value will increase. These movements are the opposite of the interest rate impacts on the fair value of investments since reserves are future obligations. While the difference between fair value and nominal value is not reflected in the Company’s financial statements, the Company’s financial results will include investment income over time from the investment portfolio until the claims are paid. The Company’s loss and loss reserve obligations have an expected duration that is reasonably consistent with the Company’s fixed income portfolio. The existence of such obligations, and the variable differential between ultimate and fair value, which in theory applies equally to invested assets and insurance liability, provides substantial mitigation of the economic effects of interest rate variability even though such mitigation is not reflected in the Company’s financial statements.

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

As of September 30, 2005 Change in Equity Values in Percent

	-20%	-10%	0%	10%	20%

Market Value of the Equity Portfolio	$876.9	$986.6	$1,096.2	$1,205.8	$1,315.4
After-tax Change in Unrealized Appreciation	$(142.5)	$(71.3)	$-	$71.3	$142.5

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of the Company’s non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, the Company prefers to maintain the capital of its operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. The Company mitigates foreign exchange exposure by a general matching of the currency and duration of its assets to its corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52, the Company translates the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of September 30, 2005 there has been no material change in exposure to foreign exchange rates as compared to December 31, 2004.

Safe Harbor Disclosure. This report contains forward-looking statements within the meaning of the U.S. federal securities laws. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding the Company’s reserves for losses and LAE, including reserves for A&E claims, the adequacy of the Company’s provision for uncollectible balances, estimates of the Company’s catastrophe exposure, and the effects of catastrophic events, including the most recent hurricanes, on the Company’s financial statements and the ability of the Company’s subsidiaries to pay dividends. Forward-looking statements only reflect the Company’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from the Company’s expectations. Important factors that could cause the Company’s actual events or results to be materially different from the Company’s expectations include the uncertainties that surround the estimating of reserves for losses and LAE, those discussed in Note 4 of Notes to Consolidated Financial Statements (unaudited) included in this report and the risks described under the caption “Risk Factors” in the Company’s most recent Annual Report on Form 10-K, Part II, Item 7. The Company undertakes no obligation to update or revise publicly any forward looking statements, whether as a result of new information, future events or otherwise.

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

EVEREST REINSURANCE HOLDINGS, INC.

OTHER INFORMATION

Part II – Item 1. Legal Proceedings

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company’s rights and obligations under insurance, reinsurance and other contractual agreements. In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it. In other matters, the Company is resisting attempts by others to collect funds or enforce alleged rights. These disputes arise from time to time and as they arise are addressed, and ultimately resolved, through both informal and formal means, including negotiated resolution, arbitration and litigation. In all such mattes, the Company believes that its positions are legally and commercially reasonable. While the final outcome of these matters cannot be predicted with certainty, the Company does not believe that any of these matters, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an adverse resolution of one or more of these items in any one quarter or fiscal year could have a material adverse effect on the Company’s results of operations in that period.

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

Everest Reinsurance Holdings, Inc.
(Registrant)

/s/ STEPHEN L. LIMAURO
Stephen L. Limauro

Executive Vice President and

Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

Dated: November 14	, 2005