Form 10-K
period 2005-12-31
EVEREST REINSURANCE HOLDINGS INC
filed 2006-03-31
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005

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

_________________

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered
8.75% Senior Notes Due 2010	NYSE
5.40% Senior Notes Due 2014	NYSE
7.85% Trust Preferred Securities of Everest Re Captial Trust guaranteed by Everest Reinsurance Holdings, Inc.	NYSE
6.20% Trust Preferred Securities of Everest Re Captial Trust II guaranteed by Everest Reinsurance Holdings, Inc.	NYSE

___________________

Securities registered pursuant to Section 12(g) of the Act: None
___________________

Indicate by check mark if the registrant is a well known seasoned issuer, as defined by Rule 405 of the Securities Act.

Yes___     No  X

Indicate by check mart if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes___    No  X

            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was requited to file such reports), and (2) has been subject to such filliong requirements for the past 90 days.

Yes   X       No___

            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer___ Accelerated filer___ Non-accelerated filer  X

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2)

Yes___     No  X

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes___     No  X

            The aggregate market value on June 30, 2005, (the last business day of the registrant’s most recently completed second quarter) of the voting stock held by non-affiliates was zero.

             At March 15, 2006, the number of common shares of the registrant oustanding was 1,000, all of which are owned by Everest Re Group, Ltd.

             The Registrant meets the conditions set forth in General InstructionI(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction 10 of Form 10-K.

2

3

PART I

Unless otherwise indicated, all financial data in this document have been prepared using accounting principles generally accepted in the United States of America (“GAAP”). As used in this document, “Holdings” means Everest Reinsurance Holdings, Inc.; “Group” means Everest Re Group, Ltd. “Everest Re” means Everest Reinsurance Company and its subsidiaries (unless the context otherwise requires) and the “Company” means Holdings and its subsidiaries (unless the context otherwise requires).

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

The Company’s principal business, conducted through its operating subsidiaries, is the underwriting of reinsurance and insurance in the U.S. and international markets. The Company had gross written premiums in 2005 of $3.3 billion, with approximately 71% representing reinsurance and 29% representing insurance, and stockholders’ equity at December 31, 2005 of $1.8 billion. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business regardless of the ceding company’s preferred reinsurance purchasing method. The Company underwrites insurance principally through general agent relationships and surplus lines brokers. The Company’s active operating subsidiaries, excluding Mt. McKinley Insurance Company (“Mt. McKinley”), which is in runoff, are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.

Following is a summary of the Company’s operating subsidiaries:

o	Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states (except Nevada and Wyoming), the District of Columbia and Puerto Rico and is authorized to conduct reinsurance business in Canada and Singapore. Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets. Everest Re had statutory surplus at December 31, 2005 of $2.3 billion.

o	Everest National Insurance Company (“Everest National”), a Delaware insurance company and a direct subsidiary of Everest Re, is licensed in 47 states and the District of Columbia and is authorized to write property and casualty insurance on an admitted basis in the jurisdictions in which it is licensed. The majority of Everest National’s business is reinsured by its parent, Everest Re.

o	Everest Indemnity Insurance Company (“Everest Indemnity”), a Delaware insurance company and a direct subsidiary of Everest Re, engages in the excess and surplus lines insurance business in the U.S. on a non-admitted basis. Excess and surplus lines insurance is specialty property and liability coverage that an insurer not licensed to write insurance in a particular jurisdiction is permitted to provide to insureds when the specific specialty coverage is unavailable from admitted insurers. Everest Indemnity is licensed in Delaware and is eligible to write business on a non-admitted basis in 49 states, the District of Columbia and Puerto Rico. The majority of Everest Indemnity’s business is reinsured by its parent, Everest Re.

o	Everest Security Insurance Company (“Everest Security”), formerly Southeastern Security Insurance Company, a Georgia insurance company and a direct subsidiary of Everest Re, was acquired in January 2000 and writes property and casualty insurance on an admitted basis in Georgia and Alabama. The majority of Everest Security’s business is reinsured by its parent, Everest Re.

o	Mt. McKinley (f/k/a Gibraltar Casualty Company, “Gibraltar”), a Delaware insurance company and a direct subsidiary of Holdings, was acquired by Holdings in September 2000 from The Prudential Insurance Company of America (“The Prudential”). Mt. McKinley was formed by Everest Re in 1978 to write the excess and surplus lines insurance business in the U.S. In 1985, Mt. McKinley ceased writing new and renewal insurance and commenced a run-off operation to service claims arising from previously written business. In 1991, Mt. McKinley was distributed to its ultimate parent, The Prudential. Effective September 19, 2000, Mt. McKinley and Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”) entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm’s length consideration, all of its net insurance exposures and reserves to Bermuda Re.

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

There are two basic types of reinsurance arrangements: treaty and facultative reinsurance. In treaty reinsurance, the ceding company is obligated to cede and the reinsurer is obligated to assume a specified portion of a type or category of risks insured by the ceding company. Treaty reinsurers do not separately evaluate each of the individual risks assumed under their treaties and, consequently, after a review of the ceding company’s underwriting practices, are largely dependent on the original risk underwriting decisions made by the ceding company. In facultative reinsurance, the ceding company cedes and the reinsurer assumes all or part of the risk under a single insurance contract. Facultative reinsurance is negotiated separately for each insurance contract that is reinsured. Facultative reinsurance normally is purchased by ceding companies for individual risks not covered by their reinsurance treaties either for amounts in excess of the dollar limits of their reinsurance treaties or for unusual risks.

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

Business Strategy
The Company’s business strategy is to sustain its leadership position within its target reinsurance and insurance markets and achieve an attractive return for its stockholder. The Company’s underwriting strategies seek to capitalize on its i) financial strength and capacity; ii) stable and experienced management team; iii) diversified product and distribution offering; iv) underwriting expertise and disciplined approach; v) efficient and low-cost operating structure and vi) prudent risk management approach to catastrophe exposures and retrocessional costs. The Company’s strategies include effective management throughout the property and casualty underwriting cycle.

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

The Company’s underwriting strategy emphasizes underwriting profitability rather than premium volume, writing specialized property and casualty risks and integration of underwriting expertise across all business units. Key elements of this strategy are prudent risk selection, appropriate pricing through strict underwriting discipline and continuous adjustment of the Company’s business mix to respond to changing market conditions. The Company focuses on reinsuring companies that effectively manage the underwriting cycle through proper analysis and pricing of underlying risks and whose underwriting guidelines and performance are compatible with its objectives.

The Company’s underwriting strategy also emphasizes flexibility and responsiveness to changing market conditions, such as increased demand or favorable pricing trends. The Company believes that its existing strengths, including its broad underwriting expertise, U.S. and international presence, strong financial ratings and substantial capital, facilitate adjustments to its mix of business geographically, by line of business and by type of coverage, allowing it to capitalize on those market opportunities that provide the greatest potential for underwriting profitability. The Company’s insurance operations complement these strategies by allowing the Company access to business that would not likely be available to it on a reinsurance basis. The Company carefully monitors its mix of business across all operations to avoid unacceptable geographic or other risk concentrations.

Capital Transactions
The Company’s business operations are in part dependent on the Company’s financial strength, and the market’s perception thereof, as measured by stockholders’ equity, which was $1,790.7 million and $1,743.8 million at December 31, 2005 and 2004, respectively. The Company has flexibility with respect to capitalization as the result of its perceived financial strength, including its financial strength ratings as assigned by independent rating agencies, and its access to the debt and through its parent, equity markets. The Company continuously monitors its capital and financial position, as well as investment and security market conditions, both in general and with respect to the Company’s securities, and responds accordingly.

On December 1, 2005, Group and Holdings, under the new registration and offering revisions to the Securities Act of 1933, filed a shelf registration statement on Form S-3 with the SEC, as a Well Known Seasoned Issuer. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Everest Re Capital Trust III (“Capital Trust III”) is authorized to issue trust preferred securities.

o	On December 1, 2005, Group issued 2,238,000 of its common shares at a price of $102.89 per share, which resulted in $236.4 million of proceeds before expenses of approximately $0.3 million and Holdings sold Group shares it acquired in 2002 at a price of $102.89 per share, which resulted in $46.5 million of proceeds, before expenses of approximately $0.3 million.

On June 27, 2003, Group and Holdings filed a shelf registration statement on Form S-3 with the SEC, providing for the issuance of up to $975 million of securities. Generally, under this shelf registration statement, Group was authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings was authorized to issue debt securities and Capital Trust II and Capital Trust III were authorized to issue trust preferred securities. This shelf registration statement became effective on December 22, 2003 and was exhausted with the October 6, 2005 transaction described below. The following securities were issued pursuant to that registration statement.

o	On March 29, 2004, Capital Trust II, an unconsolidated affiliate, issued trust preferred securities resulting in a takedown from the shelf registration statement of $320 million. In conjunction with the issuance of Capital Trust II’s trust preferred securities, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Capital Trust II. Part of the proceeds from the junior subordinated debt securities issuance was used for capital contributions to Holdings’ operating subsidiaries.

o	On October 6, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. The net proceeds were used to retire existing debt of the Company, which was due and retired on March 15, 2005.

o	On October 6, 2005, Group expanded the size of the remaining shelf registration to $486.0 million by filing under Rule 462(b) of the Securities Act of 1933, as amended, and General Instruction IV of Form S-3 promulgated there under. On the same date, Group entered into an agreement to issue 5,200,000 of its common shares at a price of $91.50 per share, which resulted in $475.8 million in proceeds received on October 12, 2005, before expenses of approximately $0.3 million. This transaction effectively exhausted the December 22, 2003 shelf registration.

Capital Trust II will redeem all of the outstanding trust preferred securities when the junior subordinated debt securities are paid at maturity on March 29, 2034. The Company may elect to redeem the junior subordinated debt securities, in whole or in part, at any time on or after March 30, 2009. If such an early redemption occurs, the outstanding trust preferred securities would also be proportionately redeemed.

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

Capital Trust will redeem all of the outstanding trust preferred securities when the junior subordinated debt securities are paid at maturity on November 15, 2032. The Company may elect to redeem the junior subordinated debt securities, in whole or in part, at any time on or after November 14, 2007. If such an early redemption occurs, the outstanding trust preferred securities would also be proportionately redeemed.

On March 14, 2000, the Company completed a public offering of $200 million principal amount of 8.75% senior notes due March 15, 2010 and $250 million principal amount of 8.50% senior notes due and retired March 15, 2005. During 2000, the net proceeds of these offerings and additional funds were distributed by the Company to Group.

Financial Strength Ratings
The following table shows the current financial strength ratings of the Company’s operating subsidiaries as reported by A.M. Best, Standard & Poor’s Rating Services (“Standard & Poor’s”) and Moody’s Investors Service, Inc. (“Moody’s”). These ratings are based upon factors of concern to policyholders and should not be considered an indication of the degree or lack of risk involved in a direct or indirect equity investment in an insurance or reinsurance company.

All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies.

The Company believes that its ratings, in general, have become increasingly important to its operations because they provide the Company’s customers and investors with an independent assessment of the Company’s underlying financial strength using a scale that provides for relative comparisons. Strong financial strength is particularly important for reinsurance companies. Ceding companies must rely on their reinsurers to pay covered losses well into the future. As a result, a highly rated reinsurer is generally preferred.

Operating Subsidiary	A.M. Best	Standard & Poor's	Moody's

Everest Re	A+ (Superior)	AA- (Very Strong)	Aa3 (Excellent)
Everest National	A+ (Superior)	AA- (Very Strong)	Not Rated
Everest Indemnity	A+ (Superior)	Not Rated	Not Rated
Everest Security	A+ (Superior)	Not Rated	Not Rated
Mt. McKinley	Not Rated	Not Rated	Not Rated

A.M. Best states that the “A+” (“Superior”) rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing obligations to policyholders based on A.M. Best’s comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile. The Company’s “A+” (“Superior”) rating is the second highest of fifteen ratings assigned by A.M. Best, which range from “A++" (“Superior”) to “F” (“In Liquidation”). Standard & Poor’s states that the “AA-” rating is assigned to those insurance companies which, in its opinion, have very strong financial security characteristics with respect to their ability to pay under its insurance policies and contracts in accordance with their terms. The Company’s “AA-” rating is the fourth highest of nineteen ratings assigned by Standard & Poor’s, which range from “AAA” to “R”. Ratings from AA to CCC may be modified by the use of a plus or minus sign to show relative standing of the insurer within those rating categories. Moody’s states that insurance companies rated “Aa” offer excellent financial security. Together with the Aaa rated companies, Aa rated companies constitute what are generally known as high-grade companies, with Aa rated companies generally having somewhat larger long-term risks. Moody’s rating gradations are shown through the use of nine distinct symbols, each symbol representing a group of ratings in which the financial security is broadly the same. The Company’s “Aa3” (Excellent) rating is the fourth highest of ratings assigned by Moody’s, which range from “Aaa” (Exceptional) to “C” (Lowest). Moody’s appends numerical modifiers 1, 2 and 3 to each generic rating classification from Aa through Caa.

Subsidiaries other than Everest Re may not be rated by some or any rating agencies because such ratings are not considered essential by the individual subsidiary’s customers or because of the limited nature of the subsidiary’s operations. In particular, Mt. McKinley is not rated because it is in run-off status.

Debt Ratings
The following table shows the debt ratings by A.M. Best, Standard & Poor’s and Moody’s of the Company’s senior notes due March 15, 2010 and October 15, 2014 and Capital Trust and Capital Trust II’s trust preferred securities due November 15, 2032 and March 29, 2034, respectively, all of which are considered investment grade. Debt ratings are a current assessment of the credit worthiness of an obligor with respect to a specific obligation.

	A.M. Best	Standard & Poor's	Moody's

Senior Notes	a (Strong ability)	A- (Strong security)	A3 (Good security)
Trust Preferred Securities	a- (Strong ability)	BBB (Good security)	Baa1 (Adequate security)

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

Competition
The worldwide reinsurance and insurance businesses are highly competitive; yet cyclical by product and market. Competition in the types of reinsurance and insurance business that the Company underwrites is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer or insurer by A.M. Best and/or Standard & Poor’s, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. These factors operate at the individual market participant level to varying degrees, as applicable to the specific participant’s circumstances. They also operate in aggregate across the reinsurance industry more generally, contributing, in combination with background economic conditions and variations in the reinsurance buying practices of insurance companies (by participant and in the aggregate), to cyclical movements in reinsurance rates, terms and conditions and ultimately reinsurance industry aggregate financial results.

The Company competes in the U.S. and international reinsurance and insurance markets with numerous global competitors. The Company’s competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s. Some of these competitors have greater financial resources than the Company and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the lack of strong barriers to entry into the reinsurance business and the potential for securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

In 2004 and 2005, market conditions weakened following hard market conditions that had developed from 2000 through 2003. Pricing for most property and casualty classes declined modestly. Competition increased modestly as well, in part due to the relative profitability achieved by many reinsurers from 2002 through 2004, the attendant buildup of capital by these participants and growing pressures to effectively redeploy this capital. However, this profitability and capital buildup varied significantly by market participant, reflecting the fact that the industry was impacted by significant catastrophe losses in the second halves of both 2005 and 2004, generally weak investment market conditions and ongoing adverse loss development. All of these factors depressed the industry’s aggregate financial performance and perceptions of individual insurer’s financial strength during the period.

For the insurance industry, 2005 was a year of unprecedented catastrophe losses in terms of both frequency and severity, which negatively impacted the financial results of a broad number of (re)insurance market participants. The Company believes that the scope and scale of industry losses have helped to stabilize the weakening that was taking place in many sectors and will lead to generally improving market conditions during 2006 that are likely to vary by product and market. For the property catastrophe and retrocession lines, the Company expects that demand and pricing will increase the most as companies reassess their risk management approach and rating agencies raise the required capital levels for many industry participants. The Company believes that price increases for these two lines will be most pronounced in peak catastrophe zones, such as the southeastern U.S. For remaining property lines, there will likely be modest rate increases, while the casualty markets have generally steadied and are expected to stabilize at adequate pricing levels in 2006 for both insurance and reinsurance.

The Company notes that it continues to see opportunities for profitable writings in a variety of classes and lines owing mainly to the general adequacy of underlying pricing. However, the Company continues to examine its view of price adequacy for property lines in light of 2005‘s unprecedented catastrophe experience from both a frequency and severity prespective. This reexamination is focused on several key factors including the magnitude and character of catastrophe exposures, the level of required capital to support the Company’s businesses from both the Company’s and rating agencies’ perspectives and the actual and potential volatility and variability of results, by product, business class and business unit, including with respect to the reliability of underlying statistical and modeling techniques.

Employees
As of March 1, 2006, the Company employed 425 persons. Management believes that its employee relations are good. None of the Company’s employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

Available Information
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge through the Company’s internet website at http://www.everestre.com as soon as reasonably practicable after such reports are electronically filed with the SEC.

ITEM 1A. Risk Factors
The following risk factors, in addition to the other information provided in this report, should be considered when evaluating the Company. If the circumstances contemplated by the individual risk factors materialize, our business, financial condition or results of operations could be materially and adversely affected and the trading price of Group’s common shares could decline significantly.

RISKS RELATING TO OUR BUSINESS

Our results could be adversely affected by catastrophic events.

Like all property and catastrophe insurance and reinsurance companies, we are exposed to unpredictable catastrophic events, including weather-related and other natural catastrophes, as well as acts of terrorism. Any material reduction in our operating results caused by the occurrence of one or more catastrophes could inhibit our ability to pay dividends or to meet our interest and principal payment obligations. We define a catastrophe as an event that causes a pre-tax loss on property exposures before reinsurance of at least $5.0 million, before corporate level reinsurance and taxes. Effective for the third quarter 2005, industrial risk losses have been excluded from catastrophe losses, with prior periods adjusted for comparison purposes. By way of illustration, during the past five calendar years, pre-tax catastrophe losses, net of contract specific reinsurance but before cessions under corporate reinsurance programs, were as follows:

Calendar year	Pre-tax catastrophe losses

2005	$833.0 million
2004	$256.3 million
2003	$20.1 million
2002	$20.0 million
2001	$189.9 million

Our losses from future catastrophic events could exceed our projections.

As with most industry participants, we use projections of possible losses from future catastrophic events of varying types and magnitudes as a strategic underwriting tool. Based upon these loss projections, we may choose to decline additional business in certain geographical areas, purchase retrocessional coverage or take other actions to limit the extent of potential losses in a given geographical area from catastrophic events. These loss projections are approximations reliant on a mix of quantitative and qualitative processes and actual losses may exceed the projections by material amount.

We focus on potential losses that can be generated by any single event as part of our evaluation and monitoring of our aggregate exposure to catastrophic events. Accordingly, we employ various techniques to estimate the amount of loss we could sustain from any single catastrophic event in various geographical areas. These techniques range from non-modeled deterministic approaches – such as tracking aggregate limits exposed in catastrophe-prone zones and applying historic damage factors – to modeled approaches that scientifically measure catastrophe risks using sophisticated Monte Carlo simulation techniques that provide insights into the frequency and severity of expected losses on a probabilistic basis.

As a result of the significant hurricane losses over the past two years, vendors for the statistical models are in the process of recalibrating their models, which may have a material impact on potential loss projections for us and the insurance industry going forward.

If our loss reserves are inadequate to meet our actual losses, net income would be reduced or we could incur a loss.

We are required to maintain reserves to cover our estimated ultimate liability of losses and loss adjustment expenses for both reported and unreported claims incurred. These reserves are only estimates of what we believe the settlement and administration of claims will cost based on facts and circumstances known to us. In setting reserves for our reinsurance liabilities, we rely on claim data supplied by our ceding companies and brokers and employing actuarial and statistical projections. The data received is not always timely or accurate and can result in inaccurate loss projections. Because of the uncertainties that surround estimating loss reserves and LAE, we cannot be certain that ultimate losses will not exceed these estimates of losses and loss adjustment reserves. If our reserves are insufficient to cover our actual loss and loss adjustment expenses (“LAE”), we would be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings and a reduction of capital. By way of illustration, during the past five calendar years, the reserve re-estimation process resulted in a decrease to our pre-tax net income in four of the years:

Calendar year	Effect on pre-tax net income

2005	$67.3 million increase
2004	$174.2 million decrease
2003	$168.3 million decrease
2002	$99.6 million decrease
2001	$4.4 million decrease

During 2005, there were three large hurricane events, Katrina, Rita and Wilma, as well as other catastrophe losses, which resulted in significant incurred losses to our Company. The unprecedented magnitude and nature of these losses, the continuing lack of precise information from ceding companies regarding exposures, the complexities surrounding claim adjusting and settlement activities and the potential related regulatory and legal issues, as well as inflation in repair costs due to the limited availability of labor and materials, all contribute to uncertainty in the loss estimating process.

Our current estimate for these losses is based on modeled information, underwriter analysis and judgments, client input and discussion, event modeling and profiling of exposed limits. We expect it will be several quarters before relative clarity emerges with respect to ceding companies’ underlying losses. As a result, losses may ultimately be materially greater than our initial estimated losses. Any future adjustments to estimated pre-tax catastrophe losses will have an impact on incurred losses in the quarters during which such adjustments are made, and such impacts could be material.

The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential asbestos and environmental (“A&E”) liabilities. At year-end 2005, approximately 8% of our gross reserves were comprised of explicit A&E reserves. A&E liabilities are especially hard to estimate for many reasons, including the long waiting periods between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage. Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

The failure to accurately assess underwriting risk and establish adequate premium rates could reduce our net income or generate a net loss.

Our success depends on our ability to accurately assess the risks associated with the businesses on which the risk is retained. If we fail to accurately assess the risks we retain, we may fail to establish adequate premium rates to cover our losses and LAE. This could reduce our net income and even result in a net loss.

In addition, losses may arise from events or exposures that are not anticipated when the coverage is priced. An example of an unanticipated event is the terrorist attacks on September 11, 2001. Neither the magnitude of loss on a single line of business nor the combined impact on several lines of business from an act of terrorism on such a large scale was contemplated when we priced our coverages. In addition to unanticipated events, we also face the unanticipated expansion of our exposures, particularly in long-tail liability lines. An example of this is the ongoing expansion of the scope of insurers’ legal liability within the mass tort arena, particularly for A&E exposures discussed above.

Decreases in pricing for property and casualty reinsurance and insurance could reduce our net income.

The worldwide reinsurance and insurance businesses are highly competitive, yet cyclical by product and market. These cycles, as well as other factors that influence aggregate supply and demand for property and casualty insurance and reinsurance products, are outside of our control. The supply of (re)insurance is driven by prevailing prices and levels of capacity that may fluctuate in response to large catastrophic losses and investment returns being realized in the insurance industry. Demand for (re)insurance is influenced by underwriting results of insurers and insureds, including catastrophe losses, and prevailing general economic conditions. If any of these factors were to result in a decline in the demand for (re)insurance or an overall increase in (re)insurance capacity, our net income could decrease.

In 2004 and 2005, market conditions weakened following hard market conditions that had developed from 2000 through 2003. Pricing for most property and casualty classes declined modestly. Competition increased modestly as well, in part due to the relative profitability achieved by many reinsurers from 2002 through 2004, the attendant buildup of capital by these participants and growing pressures to effectively redeploy this capital. However, this profitability and capital buildup varied significantly by market participant, reflecting the fact that the industry was impacted by significant catastrophe losses in the second halves of 2005 and 2004, generally weak investment market conditions, and ongoing adverse loss development. All of these factors depressed the industry’s aggregate financial performance and perceptions of individual insurer’s financial strength during this period.

For the insurance industry, 2005 was a year of unprecedented catastrophe losses in terms of both frequency and severity which negatively impacted the financial results of a broad number of (re)insurance market participants. We believe that the scope and scale of industry losses have helped to stabilize the weakening that was taking place in many sectors and will lead to generally improving market conditions during 2006 albeit variable by product and market. For the property catastrophe and retrocession lines, we expect that demand and pricing will likely increase the most as companies reassess their risk management approach and rating agencies raise the required capital levels for many industry participants. We believe that price increases for these two lines will be most pronounced in peak catastrophe zones, such as the southeastern U.S. For remaining property lines there will likely be modest rate increases, while the casualty markets have generally steadied and are expected to stabilize at adequate pricing levels in 2006 for both insurance and reinsurance.

However, beyond 2006, it is possible that market conditions could weaken again. In that regard, the capital strength of industry participants, as supplemented by new capital raised, by both existing industry participants and new opportunistic market entrants, could be perceived as sufficient to support the industry’s aggregate exposures without requiring significant price increases or any fundamental changes in the pricing of industry products. This development could have a material and adverse effect on our future prospects for growth and profitability. Further discussion of competitive issues can be found in ITEM 1, “Business – Competition”.

If rating agencies downgrade the ratings of our insurance subsidiaries, future prospects for growth and profitability could be significantly and adversely affected.

Our active insurance company subsidiaries currently hold financial strength ratings assigned by third-party rating agencies which assess and rate the claims paying ability and financial strength of insurers and reinsurers. Our active subsidiaries carry an “A+ (“Superior”)” rating from A.M. Best. Everest Re and Everest National hold an “AA– (“Very Strong”)” rating from Standard & Poor’s. Everest Re holds an “Aa3 (“Excellent”)” rating from Moody’s. Financial strength ratings are used by client companies and agents and brokers that place the business as an important means of assessing the financial strength and quality of reinsurers. A downgrade or withdrawal of any of these ratings might adversely affect our ability to market our insurance products and could have a material and adverse effect on future prospects for growth and profitability.

During the last five years, no active subsidiary of ours has experienced a financial strength rating downgrade. However, we cannot assure that a downgrade will not occur in the future if we do not continue to meet the evolving criteria expected of our current rating. In that regard, several of the rating agencies are in the process of modifying their approaches to evaluating catastrophic risk relative to their capital and risk management requirements. Therefore, we cannot predict the outcome of this reassessment or its potential impact upon our ratings.

Consistent with market practice, much of our treaty reinsurance business allows the ceding company to terminate the contract or seek collateralization of our obligations in the event of a rating downgrade below a certain threshold. The termination provision would generally be triggered only if a rating fell below A.M.

Best’s A- rating level, which is three levels below Everest Re’s current rating of A+. To a lesser extent, Everest Re also has modest exposure to reinsurance contracts that contain provisions for obligatory funding of outstanding liabilities in the event of a rating agency downgrade. That provision would also generally be triggered only if Everest Re’s rating fell below A.M. Best’s A- rating level.

The failure of our insureds, intermediaries and reinsurers to satisfy their obligations could reduce our net income.

In accordance with industry practice, we have uncollateralized receivables from insureds, agent and brokers and/or rely on agents and brokers to process our payments. We may not be able to collect amounts due from insureds, agents and brokers resulting in a reduction to net income.

We are also subject to the credit risk of reinsurers in connection with retrocessional arrangements because the transfer of risk to a reinsurer does not relieve us of our liability to the insured. In addition, reinsurers may be unwilling to pay us even though they are able to do so. The failure of one or more of our reinsurers to honor their obligations to us in a timely fashion would impact our cash flow and reduce our net income and could cause us to incur a significant loss.

If we are unable or choose not to purchase reinsurance and transfer risk to reinsurers, our net income could be reduced or we could incur a net loss in the event of an unusual loss experience.

We are generally less reliant on the purchase of reinsurance than many of our competitors, in part because of our strategic emphasis on underwriting discipline and management of the cycles inherent in our business. We try to separate our risk taking process from our risk mitigation process in order to avoid developing too great a reliance on reinsurance. Thus, we generally evaluate, underwrite, select and price our products prior to consideration of reinsurance. However, our underwriters generally consider purchasing reinsurance with respect to specific insurance contracts or programs, and our senior management generally considers purchasing reinsurance with respect to potential accumulations of exposures across some or all of our operations, where reinsurance is deemed prudent from a risk mitigation perspective or is expected to have a positive cost/benefit relationship. Because we generally purchase reinsurance only when we expect a net benefit, the percentage of business that we reinsure, as indicated below, may vary considerably from year to year, depending on our view of the relationship between cost and expected benefit for the contract period.

We have entered into affiliated whole account quota share reinsurance agreements for 2002 through 2005 and renewed the quota share agreement for 2006 with Bermuda Re and Everest International. We believe that the terms, conditions and pricing of the quota share agreements reflect arm’s length market conditions. These affiliated reinsurance arrangements allow us to effectively leverage our expertise, distribution platform and market presence to a greater degree than our stand-a-lone capital position would otherwise allow.

Percentage of ceded written premiums to gross written premiums	2005	2004	2003	2002	2001

Unaffiliated	4.0%	4.6%	5.2%	6.7%	16.7%
Affiliated	24.2%	18.7%	22.9%	13.8%	6.7%

The availability and cost of unaffiliated reinsurance, generally purchased on a facultative excess basis, are subject to market conditions that are outside of our control. Over the past five years, such conditions have generally reduced our appetite for reinsurance aimed at tailoring the risks we assume on a contract or program basis or mitigating or balancing exposures across our reinsurance operations. Because we have reduced the level of such reinsurance purchases, our net income could be reduced in the event of a large unreinsured event or adverse overall experience.

Our affiliated quota share agreements also reflect general reinsurance market terms and conditions and are negotiated on an arms’ length basis. As a result, there can be no assurance that these arrangements will continue beyond 2006. If the quota shares are not renewed, we may have to reduce our premium volume and we may be more exposed to reductions in net income from large losses.

Our industry is highly competitive and we may not be able to compete successfully in the future.

Our industry is highly competitive and subject to pricing cycles that can be particularly pronounced. We compete globally in the U.S. and international reinsurance and insurance markets with numerous competitors. Our competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s.

According to Standard & Poor’s, Group and its subsidiaries rank among the top ten global reinsurance groups where 80% of the market share is concentrated. The top twenty groups in our industry represent 95% of the market’s revenues. The leaders in this market are Munich Re, Swiss Re (including Employers Re), Berkshire Hathaway, Hannover Re, and syndicates at Lloyd’s. Relative to us, some of these competitors have greater financial resources than we do and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the lack of strong barriers to entry into the reinsurance business and the potential for securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition. We may not be able to compete successfully in the future should there be a significant change to the competitive landscape of our market.

We are dependent on our key personnel.

Our success has been, and will continue to be, dependent on the ability to retain the services of existing key executive officers and to attract and retain additional qualified personnel in the future. The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business. Generally, we consider key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: Chairman and Chief Executive Officer, Joseph V. Taranto (age 57), President and Chief Operating Officer, Thomas J. Gallagher (age 57), and Executive Vice President and Chief Financial Officer, Stephen L. Limauro (age 54). Of those three officers, we only have an employment contract with Mr. Taranto. That contract has been previously filed with the SEC and was most recently amended on August 31, 2005 to extend Mr. Taranto’s term of employment from March 31, 2006 until March 31, 2008. We are not aware that any of the above three officers are planning to leave Group or retire in the near future. We do not maintain any key employee insurance on any of our employees.

Our investment values and investment income could decline as they are exposed to interest rate, credit, and market risks.

A significant portion of our investment portfolio consists of fixed income securities and smaller portions consist of equity securities and other investments. Both the fair market value of our invested assets and associated investment income fluctuate depending on general economic and market conditions. For example, the fair market value of our predominantly fixed income portfolio generally increases or decreases in an inverse relationship with fluctuations in interest rates. The fair market value of our fixed income securities can also decrease as a result of any downturn in the business cycle that causes the credit quality of those securities to deteriorate. The net investment income that we realize from future investments in fixed income securities will generally increase or decrease with interest rates.

Interest rate fluctuations also can cause net investment income from fixed income investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, to differ from the income anticipated from those securities at the time of purchase. In addition, if issuers of individual investments are unable to meet their obligations, investment income will be reduced and realized capital losses may arise.

Because all of our fixed income securities are classified as available for sale, temporary changes in the market value of these investments as well as equities are reflected as changes to our stockholders’ equity. As a result, a decline in the value of the securities in our portfolio could reduce our capital or cause us to incur a loss.

We have invested a growing portion of our investment portfolio in common stock or equity-related securities. The value of these assets fluctuate with equity markets. In times of economic weakness, the market value and liquidity of these assets may decline, and may negatively impact net income and capital. We also invest in non-traditional investments which have different risk characteristics than traditional fixed income and equity securities. These alternative investments are comprised primarily of private equity limited partnerships. The changes in value and investment income/(loss) for these partnerships are more volatile than over-the-counter securities.

The following table quantifies the portion of our investment portfolio that consists of fixed income securities, equity securities and investments that carry prepayment risk.

(Dollars in thousands) Type of Security	As of December 31, 2005	% of Total

Fixed income:
Mortgage-backed securities	$469,688	6.0%
Other asset-backed	107,981	1.4%

Total asset-backed	577,669	7.4%
Other fixed income	5,459,024	69.4%

Total fixed income	6,036,693	76.8%
Equity securities	1,023,784	13.0%
Other invested assets	216,791	2.8%
Cash and short-term investments	580,107	7.4%

Total investments and cash	$7,857,375	100.0%

Further discussion of market-sensitive instruments can be found in ITEM 7A, “Quantitative and Qualitative Disclosures about Market Risk”.

We may experience foreign currency exchange losses that reduce our net income and capital levels.

Through our international operations, we conduct business in a variety of foreign (non-U.S.) currencies, principally the Euro, the British pound, the Canadian dollar and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our functional currency is the U.S. dollar, and exchange rate fluctuations relative to U.S. dollar may materially impact our results and financial position. In 2005, we wrote approximately 16% of our reinsurance coverages in non-U.S. currencies; as of December 31, 2005, we maintained approximately 7% of our investment portfolio in investments denominated in non-U.S. currencies. During the three years ended December 31, 2005, 2004 and 2003, the impact on our quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $5.2 million to a gain if $5.4 million. In addition to net income impacts, changes in foreign exchange rates resulted in pre-tax translation adjustments through other comprehensive income of $2.7 million and $10.5 million for the years ended December 31, 2005 and 2004, respectively. On a cumulative, after-tax basis, translation adjustments have increased equity by $20.4 million and $18.7 million at December 31, 2005 and 2004, respectively. Further discussion of foreign currency rate risk can be found in ITEM 7A, “Quantitative and Qualitative Disclosures About Market Risk”.

RISKS RELATING TO REGULATION

Insurance laws and regulations restrict our ability to operate and any failure to comply with those laws and regulations could have a material adverse effect on our business.

We are subject to extensive and increasing regulation under U.S., state and foreign insurance laws. These laws limit the amount of dividends that can be paid to us by our operating subsidiaries, impose restrictions on the amount and type of investments that we can hold, prescribe solvency, accounting and internal control standards that must be met and maintained and require us to maintain reserves. These laws also require disclosure of material intercompany transactions and require prior approval of “extraordinary” transactions. These “extraordinary” transactions include declaring dividends from operating subsidiaries that exceed statutory thresholds. These laws also generally require approval of changes of control of insurance companies. The application of these laws could affect our liquidity and ability to pay dividends, interest and other payments on securities, as applicable, and could restrict the ability to expand business operations through acquisitions of new insurance subsidiaries. In addition, we may not have or maintain all required licenses and approvals or fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all activities or monetarily penalize us. These types of actions could have a material adverse effect on our business. To date, no material fine, penalty or restriction has been imposed on us for failure to comply with any insurance law or regulation.

Current legal and regulatory activities related to the insurance industry, including investigations into contingent commission arrangements and certain finite risk or non-traditional products could affect our business and the industry.

The insurance industry has experienced uncertainty and negative publicity as a result of current litigation, investigations and regulatory activity by various insurance, governmental and enforcement authorities, including the SEC, with regard to certain practices within the insurance industry. These practices include the payment of contingent commissions by insurance companies to insurance brokers and agents, the solicitation and provision of fictitious or inflated quotes and the accounting treatment for finite reinsurance or other non-traditional, loss mitigation insurance and reinsurance products.

At this time, it appears the effects of these investigations will have more of an impact on specific companies being investigated rather than the industry as a whole, with greater transparency and financial reporting disclosures being required for the entire industry in these areas. In May 2005, the Company received and responded to a subpoena from the SEC seeking information for certain loss mitigation products. The Company is cooperating with the SEC on this matter. See ITEM 3, “Legal Proceedings”. The future impact, if any, on our operation, net income or financial condition can not be determined at this time.

RISK RELATING TO OUR SECURITIES

Because of our holding company structure, our ability to pay dividends, interest and principal is dependent on our receipt of dividends, loan payments and other funds from our subsidiaries.

We are a holding company, whose most significant assets consist of the stock of our operating subsidiaries. As a result, our ability to pay dividends, interest or other payments on our securities in the future will depend on the earnings and cash flows of the operating subsidiaries and the ability of the subsidiaries to pay dividends or to advance or repay funds to us. This ability is subject to general economic, financial, competitive, regulatory and other factors beyond our control. Payment of dividends and advances and repayments from some of the operating subsidiaries are regulated by U.S., state and foreign insurance laws and regulatory restrictions, including minimum solvency and liquidity thresholds. Accordingly, the operating subsidiaries may not be able to pay dividends or advance or repay funds to us in the future, which could prevent us from paying dividends, interest or other payments on our securities.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Everest Re’s corporate offices are located in approximately 129,700 square feet of leased office space in Liberty Corner, New Jersey. The Company’s other twelve locations occupy a total of approximately 70,800 square feet, all of which are leased. Management believes that the above-described office space is adequate for its current and anticipated needs.

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

In May 2005, the Company received and responded to a subpoena from the SEC seeking information regarding certain loss mitigation insurance products. Group, the Company’s parent, has stated that the Company will fully cooperate with this and any future inquiries and the Company provided the requested information. The Company does not believe that it has engaged in any improper business practices with respect to loss mitigation insurance products.

The Company’s insurance subsidiaries have also received and have responded to broadly distributed information requests by state regulators including among others, from Delaware and Georgia.

ITEM 4. Submission of Matters to a Vote of Security Holders

Information for this Item 4 is not required pursuant to General Instruction I(2) of Form 10-K.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holder of Common Stock
As of December 31, 2005, all of the Company’s common stock was owned by Group and was not publicly traded.

Dividend History and Restrictions
The Company did not pay any dividends in 2005 and 2003. In conjunction with the sale of the UK branch of Everest Re to an affiliate, the Company paid a dividend in 2004 of $26.3 million. The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition, business needs and growth objectives, capital and surplus requirements of operating subsidiaries, regulatory restrictions, rating agency considerations and other factors. As an insurance holding company, the Company is dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its stockholder. The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law. Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $1.4 billion at December 31, 2005, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner. During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of an insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year. Under this definition, the maximum amount that will be available for the payment of dividends by Everest Re in 2006 without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $232.8 million.

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

INDUSTRY CONDITIONS
The worldwide reinsurance and insurance businesses are highly competitive yet cyclical by product and market. Competition in the types of reinsurance and insurance business that the Company underwrites is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer or insurer by A.M. Best and/or Standard & Poor’s, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. These factors operate at the individual market participant level to varying degrees, as applicable to the specific participant’s circumstances. They also operate in aggregate across the reinsurance industry more generally, contributing, in combination with background economic conditions and variations in the reinsurance buying practices of insurance companies (by participant and in the aggregate), to cyclical movements in reinsurance rates, terms and conditions and ultimately reinsurance industry aggregate financial results.

The Company competes in the U.S. and international reinsurance and insurance markets with numerous global competitors. The Company’s competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s. Some of these competitors have greater financial resources than the Company and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the lack of strong barriers to entry into the reinsurance business and the potential for securitization of reinsurance and insurance risks through capital markets provides additional sources of potential reinsurance and insurance capacity and competition.

In 2004 and 2005, market conditions weakened following hard market conditions that had developed from 2000 through 2003. Pricing for most property and casualty classes declined modestly. Competition increased modestly as well, in part due to the relative profitability achieved by many reinsurers from 2002 through 2004, the attendant buildup of capital by these participants and growing pressures to effectively redeploy this capital. However, this profitability and capital buildup varied significantly by market participant, reflecting the fact that the industry was impacted by significant catastrophe losses in the second halves of both 2005 and 2004, generally weak investment market conditions and ongoing adverse loss development. All of these factors depressed the industry’s aggregate financial performance and perceptions of individual insurer’s financial strength during the period.

For the insurance industry, 2005 was a year of unprecedented catastrophe losses in terms of both frequency and severity, which negatively impacted the financial results of a broad number of (re)insurance market participants. The Company believes that the scope and scale of industry losses have helped to stabilize the weakening that was taking place in many sectors and will lead to generally improving market conditions during 2006 that are likely to vary by product and market. For the property catastrophe and retrocession lines, the Company expects that demand and pricing will increase the most as companies reassess their risk management approach and rating agencies raise the required capital levels for many industry participants. The Company believes that price increases for these two lines will be most pronounced in peak catastrophe zones, such as the southeastern U.S. For remaining property lines, there will likely be modest rate increases, while the casualty markets have generally steadied and are expected to stabilize at adequate pricing levels in 2006 for both insurance and reinsurance.

The Company notes that it continues to see opportunities for profitable writings in a variety of classes and lines owing mainly to the general adequacy of underlying pricing. However, the Company continues to examine its view of price adequacy for property lines in light of 2005‘s unprecedented catastrophe experience from both a frequency and severity perspective. This reexamination is focused on several key factors including the magnitude and character of catastrophe exposures, the level of required capital to support the Company’s businesses from both the Company’s and rating agencies’ perspectives and the actual and potential volatility and variability of results, by product, business class and business unit, including with respect to the reliability of underlying statistical and modeling techniques.

FINANCIAL SUMMARY
The Company’s management monitors and evaluates overall Company performance based upon financial results. The following table displays a summary of the consolidated net income for the periods indicated:

	Years Ended December 31,

(Dollars in thousands)	2005	2004	2003

Gross written premiums	$3,339,853	$3,820,695	$4,293,608
Net written premiums	2,395,650	2,932,718	3,087,623
REVENUES:
Premiums earned	$2,426,076	$2,829,151	$2,757,724
Net investment income	325,217	329,184	284,832
Net realized capital gains (losses)	64,568	56,710	(22,883)
Other income (expense)	8,084	(73,403)	(13,976)

Total revenues	2,823,945	3,141,642	3,005,697

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,202,820	2,172,371	1,999,667
Commission, brokerage, taxes and fees	513,394	577,499	595,486
Other underwriting expenses	100,083	84,623	85,735
Interest expense and fees	73,178	75,539	57,288

Total claims and expenses	2,889,475	2,910,032	2,738,176

(LOSS) INCOME BEFORE TAXES	(65,530)	231,610	267,521
Income tax (benefit) expense	(70,236)	56,137	61,036

NET INCOME	$4,706	$175,473	$206,485

RATIOS:
Loss ratio	90.8%	76.8%	72.5%
Commission and brokerage ratio	21.2%	20.4%	21.6%
Other underwriting expense ratio	4.1%	3.0%	3.1%

Combined ratio	116.1%	100.2%	97.2%

Stockholders' equity	$1,790.7	$1,743.8	$1,546.9

Overall the Company was disappointed with its 2005 results. The Company generated income of $4.7 million, which was $170.8 million less than 2004‘s net income of $175.5 million. This $170.8 million decrease was principally driven by $576.7 million of higher pre-tax catastrophe losses, which were partially offset by $353.6 million of improved non-catastrophe prior year reserve development year over year. The Company incurred $833.0 million of pre-tax catastrophe losses in 2005 driven extensively by Hurricanes Katrina, Rita and Wilma. These three devastating events resulted in the worst catastrophe loss year in history for both the insurance industry and the Company.

Catastrophe risk is a fundamental risk element to which the Company is exposed. The Company’s risk management framework considers such exposures carefully. As a consequence of the 2005 catastrophe experience, the Company continues to re-examine and adjust its comprehensive framework of risk assessment, accumulation monitoring and risk mitigation seeking balance between risk versus reward in the context of changing market conditions.

Meanwhile, the Company is well positioned to respond to generally improving market conditions in 2006 in the aftermath of unprecedented catastrophe losses in late 2005. First, the Company’s non-catastrophe operating fundamentals remain very strong. Second, the Company’s broad and diversified business and low-cost operating platform provide a wide spectrum of opportunities in a variety of product classes and markets. Lastly, the discipline with which the Company approaches its business remains intact, causing it to look opportunistically at improving market conditions while providing its underwriters with the flexibility to decline business that does not meet its objectives regarding underwriting profitability.

UK Branch Sale. Effective January 1, 2004, Everest Re sold its UK branch to Bermuda Re (“UK Branch Sale”) and in conjunction with the sale, Everest Re provided a reserve indemnity agreement for adverse development on loss and loss adjustment expenses (“LAE”) reserve balances as of December 31, 2002, as well as made sale related adjustments for the 2003 and 2002 quota share cessions. In order to provide comparability of the financial results between the years, the 2003 results were adjusted to exclude the UK branch activity. For the year ended December 31, 2003, gross written premiums, net written premiums, premiums earned, incurred losses and LAE, commission, brokerage, taxes and fees and other underwriting expense would decrease by $443.5 million, $325.9 million, $290.3 million, $202.7 million, $61.2 million and $7.1 million, respectively. Effectively, these adjustments remove the UK branch from the operating results for the year ended December 31, 2003.

The following table reflect the reconciliation from reported to proforma for the periods indicated:

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

Additionally, in order to provide comparability of the financial results between the years, the 2004 results were adjusted to exclude the non-recurring impact associated with the UK Branch Sale. As a result of that adjustment, net written premiums would decrease by $139.8 million and premiums earned, incurred losses and LAE and underwriting expenses would decrease by $118.8 million, $118.6 million and $30.9 million, respectively. This adjusts the operating results for the year ended December 31, 2004 to exclude the one-time effects related to the sale.

The following table reflects the reconciliation from reported to proforma for the period indicated:

	Year Ended December 31, 2004
(Dollars in thousands)	As Reported	UK branch Adjustment	Proforma
Gross written premiums	$3,820,695	$-	$3,820,695
Net written premiums	2,932,718	(139,751)	2,792,967
REVENUES:
Premiums earned	$2,829,151	$(118,815)	$2,710,336
Net investment income	329,184	-	329,184
Net realized capital gains	56,710	-	56,710
Other expense	(73,403)	-	(73,403)

Total revenues	3,141,642	(118,815)	3,022,827

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,172,371	(118,567)	2,053,804
Commission, brokerage, taxes and fees	577,499	(30,962)	546,537
Other underwriting expense	84,623	-	84,623
Interest expense	75,539	-	75,539

Total claims and expenses	2,910,032	(149,529)	2,760,503

INCOME BEFORE TAXES	$231,610	$30,714	$262,324

In the remainder of this Financial Summary section and the following Segment Information section, all analyses relate to the comparable proforma information, except where indicated.

Revenues.     Gross written premiums decreased 12.6% to $3.3 billion in 2005 from $3.8 billion in 2004, reflecting the Company’s disciplined response to modest market softening in most sectors, particularly earlier in the year. The Company adapted its operations to slow its growth and even decrease writings for some classes of business and reemphasize its focus on profitability as opposed to volume. The classes most affected by these actions were workers’ compensation insurance, individual risk (re)insurance, medical stop loss reinsurance and select U.S. casualty reinsurance classes. As a result, the U.S. Insurance segment decreased 20.2% due to declines in its predominant workers’ compensation book, while the reinsurance segments declined 9.3% in the aggregate.

Net written premiums declined 14.2% to $2.4 billion in 2005 as compared to $2.8 billion in 2004, which was consistent with the decrease in gross written premiums. Net earned premiums declined 10.5% to $2.4 billion in 2005 as compared to $2.7 billion in 2004.

Net investment income was $325.2 million in 2005, a decrease of 1.2% compared with 2004, primarily due to lower returns from the Company’s equity investments in limited partnerships. The Company’s invested asset base at year-end 2005 was $7.9 billion, up $0.4 billion over the prior year, which was mainly driven by cash flow from operations, partially offset by $250.0 million of senior debt repayment in 2005. Cash flows, which have been trending down over the past two years due to increased catastrophe losses and reduced premiums written, remain strong and are reflective of strong operating fundamentals.

Net realized capital gains were $64.6 million in 2005, driven by gains on the sale of the Company’s interest only strips of mortgage-backed securities (“interest only strips”) investment portfolio and other portfolio management activities in response to interest rate and credit market movements.

Other expenses decreased by $81.4 million in 2005, primarily as a result of decreased deferrals on the retroactive reinsurance agreements with affiliates.

Expenses.     Incurred losses and LAE for 2005 were $2.2 billion, an increase of $0.1 billion over 2004, principally related to $0.6 billion higher level of catastrophe losses, partially offset by a $0.4 billion decrease in non-catastrophe prior period reserve adjustments and lower earned premiums. The Company’s non-catastrophe incurred losses were down 23.8% in 2005. The Company’s 2005 incurred losses benefited from $67.3 million of favorable prior period reserve adjustments in 2005, comprised of $156.3 million of favorable reserve development on non-catastrophe, non-A&E reserves, principally related to property business classes, partially offset by catastrophe reserve development of $77.6 million, mostly from 2004 Florida hurricane events and A&E development of $11.5 million.

Commission, brokerage and tax expenses for 2005 were $513.4 million, a decrease of $33.1 million compared to 2004, principally reflecting decreases in premium volume and changes in business mix. However, the Company’s commission expense ratio increased by 1.0 point, primarily due to an increase in contingent commissions and premium based taxes. Other underwriting expenses for 2005 were $100.1 million, a $15.5 million increase, principally reflective of the continued build-out of the U.S. Insurance platform.

The Company generated an income tax benefit of $70.2 million in 2005, equating to an effective tax rate of 107.2% applied to its pre-tax loss of $65.5 million for the year. This elevated effective tax rate reflected the impact of the year’s catastrophe losses on U.S. operations, producing a significant tax loss.

The Company generated net income of $4.7 million in 2005 compared to net income of $175.5 million in 2004. This $170.8 million deterioration in 2005 was principally driven by $576.7 million of higher pre-tax catastrophe losses, tempered somewhat by improved non-catastrophe prior year reserve development of $353.6 million.

The Company’s stockholders’ equity increased modestly by $0.1 billion to $1.8 billion at year-end 2005, primarily due to break-even earnings and the sale of treasury shares.

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

These segments are managed in a carefully coordinated fashion with strong elements of central control, with respect to pricing, risk management, monitoring aggregate exposures to catastrophic events, capital, investments and support operations. Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results. Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses and are analyzed using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by earned premium. For selected financial information regarding these segments, see Note 16 of Notes to Consolidated Financial Statements.

Effective January 1, 2004, Everest Re sold its United Kingdom branch to Bermuda Re, a Bermuda insurance company and direct subsidiary of Group. Business for this branch was previously included in the International segment and is now included as an element of the Bermuda segment of Group. Due to the sale and in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”), the Company restated the International segment for the year ended December 31, 2003 to conform to December 31, 2005 and 2004 segment reporting. For the year ended December 31, 2003 the International segment was adjusted to exclude the UK branch activity. As a result of that adjustment, gross written premiums, net written premiums, premiums earned, incurred losses and LAE, commission, brokerage, taxes and fees and other underwriting expenses decreased by $443.5 million, $325.9 million, $290.3 million, $202.7 million, $61.2 million and $7.1 million, respectively. Effectively, these adjustments remove the UK branch from the 2003 International segment, making period over period results comparable.

The following table reflects the reconciliation from reported to proforma for the International segment for the period indicated:

	Year Ended December 31, 2003
(Dollars in thousands)	As Reported	UK branch Adjustment	Proforma
Gross written premiums	$968,891	$(443,481)	$525,410
Net written premiums	661,214	(325,893)	335,321
Premiums earned	$614,224	$(290,317)	$323,907
Incurred losses and loss adjustment expenses	425,259	(202,744)	222,515
Commission and brokerage	128,306	(61,164)	67,142
Other underwriting expenses	16,908	(7,174)	9,734

Underwriting gain	$43,751	$(19,235)	$24,516

In 2003, Everest National, another subsidiary of the Company, opened a regional office in California to better serve its western U.S. insurance business. The business produced through this additional office is included in the U.S. Insurance operation.

The following tables present the relevant operating results for the operating segments for the three years ended December 31, 2005, 2004 and 2003:

U.S. Reinsurance
(Dollars in thousands)	2005	2004	2003

Gross written premiums	$1,386,170	$1,478,159	$1,752,302
Net written premiums	1,055,815	1,148,522	1,299,523
Premiums earned	$1,080,453	$1,155,317	$1,060,338
Incurred losses and loss adjustment expenses	1,152,427	947,467	764,794
Commission and brokerage	259,751	274,370	262,339
Other underwriting expenses	23,980	23,390	21,672

Underwriting (loss) gain	$(355,705)	$(89,910)	$11,533

U.S. Insurance
(Dollars in thousands)	2005	2004	2003

Gross written premiums	$932,469	$1,167,808	$1,069,527
Net written premiums	618,752	788,457	741,202
Premiums earned	$636,663	$726,344	$683,968
Incurred losses and loss adjustment expenses	415,379	540,734	520,360
Commission and brokerage	93,621	70,881	104,121
Other underwriting expenses	50,491	44,834	38,569

Underwriting gain	$77,172	$69,895	$20,918

Specialty Underwriting
(Dollars in thousands)	2005	2004	2003

Gross written premiums	$314,630	$487,072	$502,888
Net written premiums	222,526	364,256	385,684
Premiums earned	$224,555	$356,705	$399,194
Incurred losses and loss adjustment expenses	225,740	249,086	289,254
Commission and brokerage	55,564	94,680	100,720
Other underwriting expenses	6,756	7,069	6,475

Underwriting (loss) gain	$(63,505)	$5,870	$2,745

International
(Dollars in thousands)	2005	2004	2003

Gross written premiums	$706,584	$687,657	$525,410
Net written premiums	498,557	491,732	335,321
Premiums earned	$484,405	$471,970	$323,907
Incurred losses and loss adjustment expenses	409,274	316,517	222,515
Commission and brokerage	104,458	106,606	67,142
Other underwriting expenses	12,621	11,298	9,734

Underwriting (loss) gain	$(41,948)	$37,549	$24,516

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the years ended December 31:

(Dollars in thousands)	2005	2004	2003

Underwriting (loss) gain	$(383,986)	$23,404	$59,712
UK Branch Sale and related transactions	-	(30,714)	19,235

Underwriting (loss) gain	(383,986)	(7,310)	78,947
Net investment income	325,217	329,184	284,832
Realized gain (loss)	64,568	56,710	(22,883)
Corporate (expense) income	(6,235)	1,968	(2,111)
Interest expense and fees	(73,178)	(75,539)	(57,288)
Other income (expense)	8,084	(73,403)	(13,976)

(Loss) income before taxes	$(65,530)	$231,610	$267,521

All the comparative analysis in this Segment Information section relates to the proforma information in the above table except where indicated otherwise.

CONSOLIDATED RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004
Premiums Written. Gross written premiums decreased 12.6% to $3,339.9 million in 2005 from $3,820.7 million in 2004, reflecting a disciplined underwriting response to modest reinsurance market softening that affected all segments, resulting in an overall premium decline. Premiums declined 35.4% ($172.4 million) in the Specialty Underwriting operation, primarily due to a $145.4 million decrease in A&H business and a $47.9 million decrease in surety business, partially offset by a $20.9 million increase in marine and aviation business. The U.S. Insurance operation decreased 20.2% ($235.3 million), principally as a result of a $242.6 million decrease in workers’ compensation, resulting primarily from changes in the California workers’ compensation market. The U.S. Reinsurance operation decreased 6.2% ($92.0 million), principally related to a $173.1 million decrease in treaty casualty business and a $29.3 million decrease in facultative business, partially offset by a $118.9 million increase in treaty property business. The International operation increased 2.8% ($18.9 million), resulting primarily from a $75.0 million increase in Asian business, partially offset by a $43.6 million decrease in international business written through the Miami and New Jersey offices, representing primarily Latin American business and an $11.3 million decrease in Canadian business.

Ceded premiums decreased to $944.2 million in 2005 from $1,027.7 million in 2004, principally resulting from the decrease in gross written premiums in the U.S. Insurance operation. Ceded premiums relate primarily to quota share reinsurance agreements between Everest Re and Bermuda Re and Everest International. Under these agreements Everest Re ceded to Bermuda Re 22.5% and to Everest International 2.5% of its net retained liability on all new and renewal policies written for underwriting years 2005 and 2004, Everest Re ceded to Bermuda Re 25% of its net retained liability on all new and renewal policies written for underwriting year 2003, Everest Re ceded to Bermuda Re 20% of its net retained liability on all new and renewal polices written for underwriting year 2002, and Everest Re’s Canadian branch ceded to Bermuda Re 50% of its net retained liability on all new and renewal property polices written for the 2005, 2004 and 2003 underwriting years.

Net written premiums decreased by 14.2% to $2,395.7 million in 2005 from $2,793.0 million in 2004, reflecting the decrease in gross written premiums, combined with a slightly smaller decrease in ceded premiums.

Premium Revenues. Net premiums earned decreased by 10.5% to $2,426.1 million in 2005 from $2,710.3 million in 2004. Contributing to this decrease was a 37.0% ($132.1 million) decrease in the Specialty Underwriting operation, a 12.3% ($89.9 million) decrease in the U.S. Insurance operation and 6.5% ($74.9 million) decrease in the U.S. Reinsurance operation, partially offset by a 2.6% ($12.4 million) increase in the International operation. Partially tempering the decline in net premiums earned in 2005 were $52.5 million of reinstatement premiums of which $40.5 million were due to Hurricanes Katrina and Wilma. Generally, catastrophe reinsurance provides coverage for one event; however, when limits are exhausted, some contractual arrangements provide for the availability of additional coverage upon the payment of additional premium. This additional premium is referred to as reinstatement premium. There were no such reinstatement premiums for 2004. These net premiums earned reflect period to period changes in net written premiums and business mix, together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items. Changes in estimates related to unreported reinsurance activity may also affect premiums earned.

Expenses
Incurred Losses and LAE. Incurred loss and LAE increased by 7.3% to $2,202.8 million in 2005 from $2,053.8 million in 2004. The increase in incurred losses and LAE was principally attributable to the increase in estimated losses due to property catastrophes, partially offset by favorable non-catastrophe prior period reserve development and a lower level of earned premiums. Incurred losses and LAE in 2005 reflected ceded losses and LAE of $852.4 million compared to ceded losses and LAE in 2004 of $789.6 million. The increase in ceded losses was primarily the result of fluctuations in losses ceded under the specific reinsurance coverages purchased by the U.S. Insurance operation.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by net premiums earned, increased by 15.0 percentage points to 90.8% in 2005 from 75.8% in 2004. This 15.0 point year over year loss ratio deterioration was primarily the result of a 25.6 point increase due to catastrophe losses, partially offset by a 13.7 point improvement in non-catastrophe prior year reserve development.

The following table shows the loss ratios for each of the Company’s operating segments for the years ended December 31, 2005 and 2004. The loss ratios for all operations were impacted by the factors noted above.

Segment Loss Ratios

Segment	2005	2004

U.S. Reinsurance	106.7%	82.0%
U.S. Insurance	65.2%	74.4%
Specialty Underwriting	100.5%	69.8%
International	84.5%	67.1%

The segment components of the increase in incurred losses and LAE in 2005 from 2004 were a 29.3% ($92.8 million) increase in the International operation and a 21.8% ($205.0 million) increase in the U.S. Reinsurance operation, partially offset by a 23.2% ($125.4 million) decrease in the U.S. Insurance operation and a 9.4% ($23.3 million) decrease in the Specialty Underwriting operation. These changes reflect variability in premiums earned and changes in the loss expectation assumptions for business written, as well as the net prior period reserve development and catastrophe losses discussed below. Incurred losses and LAE for each operation were also impacted by changes in the pricing of the underlying business, as well as variability relating to changes in the mix of business by class and type.

The following table shows the net catastrophe losses for each of the Company’s operating segments for years ended December 31, 2005 and 2004:

(Dollars in millions)
Segment Net Catastrophe Losses

Segment	2005	2004

U.S. Reinsurance	$530.2	$179.2
U.S. Insurance	1.1	0.8
Specialty Underwriting	123.9	14.5
International	177.8	61.8

Total	$833.0	$256.3

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events and are net of reinsurance. Individual catastrophe losses are reported net of specific reinsurance, but before recoveries under corporate level reinsurance and potential incurred but not reported (“IBNR”) loss reserve offsets. The Company defines a catastrophe as a property event with expected reported losses of at least $5.0 million before corporate level reinsurance and taxes. Effective for the third quarter 2005, industrial risk losses have been excluded from catastrophe losses with prior periods adjusted for comparison purposes. Catastrophe losses, net of contract specific cessions, were $833.0 million in 2005, related principally to aggregate estimated losses driven by Hurricanes Katrina, Rita and Wilma with catastrophe losses of $406.7 million, $74.4 million and $236.0 million, respectively, but also reflected catastrophe losses related to Hurricanes Emily ($14.9 million) and Dennis ($5.3 million), floods in India ($9.9 million) and Calgary ($3.6 million) and storms in Ontario ($4.9 million). The 2005 results also reflect net unfavorable reserve development on 2004 and prior catastrophes of $77.6 million. Catastrophe losses, net of contract specific cessions, were $256.3 million in 2004, related principally to aggregate estimated losses of $290.9 million from Hurricanes Charley, Frances, Ivan and Jeanne, Pacific typhoons, Edmonton hailstorms and the Asian tsunami, which were partially offset by $32.7 million of reserve reductions related to the 2001 World Trade Center losses.

The following table shows net prior period reserve adjustments for each of the Company’s operating segments for the years ended December 31, 2005 and 2004.

(Dollars in millions)
Segment Net Prior Period Reserve Adjustments

Segment	2005	2004

U.S. Reinsurance	$24.7	$103.4
U.S. Insurance	(19.4)	54.0
Specialty Underwriting	(25.4)	17.5
International	(47.2)	(0.7)

Total	$(67.3)	$174.2

Net favorable prior period reserve adjustments for the year ended December 31, 2005 were $67.3 million compared to net unfavorable prior period reserve adjustments of $174.2 million in 2004. For the year ended December 31, 2005, the favorable reserve adjustments included net favorable non-A&E, non-catastrophe reserve adjustments of $156.3 million related primarily to property business classes, partially offset by net unfavorable prior period catastrophe adjustments of $77.6 million related primarily to the 2004 hurricanes and net unfavorable A&E adjustments of $11.5 million. For the year ended December 31, 2004, the unfavorable prior period reserve adjustments included net unfavorable non-A&E, non-catastrophe adjustments of $198.5 million relating primarily to casualty reinsurance and net unfavorable A&E adjustments of $10.3 million. Partially offsetting the 2004 unfavorable development was $34.6 million of favorable catastrophe development principally related to the reduction of reserves for the 2001 World Trade Center losses and other catastrophe events. It is important to note that non-A&E accident year reserve development arises from the re-evaluation of accident year results and that such re-evaluations may also impact premiums and commissions attributed by accident year, generally mitigating, in part, the impact of loss development and that such impacts are recorded as part of the overall reserve evaluation process.

The U.S. Reinsurance segment accounted for $24.7 million of net unfavorable prior period reserve adjustments for the year ended December 31, 2005, which included $54.3 million of unfavorable catastrophe prior period reserve adjustments, partially offset by favorable net non-A&E, non-catastrophe reserve adjustments of $41.0 million. Net unfavorable prior period reserve adjustments were $103.4 million for the year ended December 31, 2004, which included $127.9 million of unfavorable non-A&E, non-catastrophe prior period reserve adjustments, partially offset by $34.8 million of favorable development primarily due to reserve reduction related to catastrophe losses from the 2001 World Trade Center losses. Asbestos exposures accounted for $11.5 million and $10.3 million of unfavorable reserve adjustments for the years ended December 31, 2005 and 2004, respectively. The non-A&E unfavorable development is primarily the result of a proliferation of claims related to bankruptcies and other financial management improprieties during the late 1990s and early 2000s. This increased number of claims, combined with larger claims, has significantly increased incurred losses on the professional liability policies. In the general casualty area, the Company continues to experience losses greater than historical trends for accident years 1998 through 2001. These losses are being driven by adverse trends in litigation and economic variability.

The U.S. Insurance segment reflected $19.4 million of net favorable prior period reserve adjustments for the year ended December 31, 2005 and $54.0 million of net unfavorable prior period reserve adjustments for the year ended December 31, 2004. The 2005 favorable prior period reserve adjustments related principally to California workers’ compensation for the 2004 accident year as the results of benefit reform have become clearer and the 2004 unfavorable prior period reserve adjustments related principally to the casualty classes related to accident years 2000 through 2002, where the Company strengthened its reserves for California workers’ compensation insurance. While management believes the cumulative results through 2005 remain quite positive, there was some deterioration in claim frequency and severity related to accident years 2001 and 2002.

The Specialty Underwriting segment had $25.4 million of net favorable prior period reserve adjustments for the year ended December 31, 2005 and $17.5 million of net unfavorable prior period reserve adjustments for the year ended December 31, 2004. In 2005, net favorable prior period reserve adjustments reflected $38.6 million of non-A&E, non-catastrophe favorable development on the marine, aviation, surety and A&H classes of business, partially offset by unfavorable catastrophe development of $13.2 million. In 2004, net unfavorable prior period reserve adjustments related to the surety and A&H classes of business, partially offset by favorable development in the marine and aviation business lines.

The International segment had $47.2 million of favorable net prior period reserve adjustments for the year ended December 31, 2005 and $0.7 million of net favorable prior period reserve adjustments for the year ended December 31, 2004. The favorable development in 2005 related primarily to favorable non-asbestos, non-catastrophe reserve development on the Canadian, Asian, and international business of $57.3 million, partially offset by unfavorable property catastrophe loss development of $10.1 million on the same business. The favorable development in 2004 related primarily to 2003 Canadian property catastrophe, international and Asian business.

Aggregate reserve development related to A&E exposures was $11.5 million and $10.3 million for the years ended December 31, 2005 and 2004, respectively. The Company has A&E exposure related to contracts written by the Company prior to 1986 and to claim obligations acquired as part of the Mt. McKinley acquisition in September 2000. The reserve strengthening on business written by the Company, net of reinsurance, was $11.5 million. Substantially all of the Company’s A&E exposures relate to insurance and reinsurance contracts with coverage periods prior to 1986. Given the uncertainties surrounding the settlement of A&E losses, management is unable to establish a meaningful range for these obligations.

In all cases, the prior period reserve development, sometimes referred to as reserve strengthening, reflects management’s judgment as to the implications of losses and claim information reported during the period on the Company’s reserve balances.

Underwriting Expenses.The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 25.3% in 2005 compared to 23.3% in 2004.

The following table shows the expense ratios for each of the Company’s operating segments for 2005 and 2004.

Segment Expense Ratios

Segment	2005	2004

U.S. Reinsurance	26.2%	25.8%
U.S. Insurance	22.7%	16.0%
Specialty Underwriting	27.8%	28.6%
International	24.2%	24.9%

Segment underwriting expenses decreased by 4.1% to $607.2 million in 2005 from $633.1 million in 2004. Commission, brokerage, taxes and fees decreased by $33.1 million, principally reflecting decreases in premium volume and changes in the mix of business. Segment other underwriting expenses increased by $7.2 million as the Company continued to expand operations. Contributing to the segment underwriting expense decreases were a 38.8% ($39.4 million) decrease in the Specialty Underwriting operation, a 4.7% ($14.0 million) decrease in the U.S. Reinsurance operation and a 0.7% ($0.8 million) decrease in the International operation, partially offset by a 24.5% ($28.4 million) increase in the U.S. Insurance operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance, as well as the underwriting performance of the underlying business.

The Company’s combined ratio, which is the sum of the loss and expense ratios, increased by 17.0 percentage points to 116.1% in 2005 as compared to 99.1% in 2004, with the increase principally resulting from elevated catastrophe losses, partially offset by improved prior year development.

The following table shows the combined ratios for each of the Company’s operating segments in 2005 and 2004. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios

Segment	2005	2004

U.S. Reinsurance	132.9%	107.8%
U.S. Insurance	87.9%	90.4%
Specialty Underwriting	128.3%	98.4%
International	108.7%	92.0%

Investment Results. Net investment income decreased 1.2% to $325.2 million in 2005 from $329.2 million in 2004, primarily reflecting lower returns from equity investments in limited partnerships. Investable assets increased by $0.4 billion to $7.9 billion in 2005, principally reflecting the effects of investing cash flow from operations during the year, partially offset by the repayment of $250 million of senior debt. Investment income for the limited partnerships for the years ended December 31, 2005 and 2004 was $7.5 million and $36.3 million, respectively.

The following table shows a comparison of various investment yields for the periods indicated:

	2005	2004

Imbedded pre-tax yield of cash and invested assets at December 31	4.5%	4.5%
Imbedded after-tax yield of cash and invested assets at December 31	3.6%	3.6%
Annualized pre-tax yield on average cash and invested assets	4.4%	5.0%
Annualized after-tax yield on average cash and invested assets	3.6%	3.9%

The Company’s net realized capital gains were $64.6 million in 2005, which reflected realized capital gains on the Company’s investments of $75.9 million, including $25.3 million on the sale of interest only strips investments, partially offset by $11.3 million of realized capital losses, which included $4.1 million related to the write-downs in the value of interest only strips deemed to be impaired on an other than temporary basis in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). Net realized capital gains were $56.7 million in 2004, which reflected realized capital gains on the Company’s investments of $107.4 million, including $77.6 million on the sale of interest only strips investments, partially offset by $50.7 million of realized capital losses, which included $43.9 million related to the write-downs in the value of interest only strips deemed to be impaired on an other than temporary basis in accordance with EITF 99-20.

Other Income (Expense). Other income in 2005 was $8.1 million compared to other expense of $73.4 million in 2004. The change in net other income for 2005 from net other expense in 2004 was primarily due to decreased deferrals on retroactive reinsurance agreements with affiliates.

Corporate expenses not allocated to segments were $6.2 million for 2005 as compared to corporate income of $2.0 million for 2004, as the Company expanded its infrastructure to support operations.

Interest expense and fees in 2005 were $73.2 million compared to $75.5 million in 2004. Interest expense and fees in 2005 included $35.5 million relating to the senior notes, $37.4 million relating to the junior subordinated debt securities and $0.2 million relating to the credit line under the Company’s revolving credit facility. Interest expense and fees in 2004 included $42.0 million relating to senior notes, $32.4 million relating to the junior subordinated debt securities and $1.2 million relating to borrowings under the Company’s revolving credit facility. The lower interest expense on senior notes was due to the retirement of the 8.5% senior notes due March 15, 2005, partially offset by the issuance of new 5.4% senior notes on October 12, 2004.

Income Taxes. The Company’s income tax expense is primarily a function of the U.S. statutory tax rate and the impact from tax preferenced investment income. The Company recognized income tax benefits of $70.2 million in 2005, primarily due to the significant incurred losses relating to catastrophes resulting, ultimately, in a pre-tax loss for the year. The Company recognized an income tax expense of $56.1 million in 2004, reflecting pre-tax income of $231.6 million and the impact of various tax issues giving rise to net tax expenses in conjunction with the transfer of the Company’s UK branch to Bermuda Re.

Net Income. Net income was $4.7 million in 2005 compared to net income of $175.5 million in 2004, with the change primarily reflecting reduced underwriting profitability due to catastrophe losses, partially offset by favorable prior period reserve development and related tax benefits.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003
Premiums Written. Gross written premiums decreased 0.8% to $3,820.7 million in 2004 from $3,850.1 million in 2003, reflecting increased competitive pressures on pricing, particularly on U.S. Reinsurance property and casualty classes of business. Adjusting to these market conditions, the U.S. Reinsurance operation decreased 15.6% ($274.1 million), principally relating to a $142.5 million decrease in treaty casualty business, a $74.9 million decrease in facultative business, a $32.6 million decrease in treaty property business and a $19.8 million decrease in treaty non-property business. The Specialty Underwriting operation decreased 3.1% ($15.8 million), resulting primarily from a $70.4 million decrease in A&H business, partially offset by an increase in surety business of $29.6 million and an increase in marine and aviation business of $25.0 million. Partially offsetting these decreases were areas where the company continued to grow. The International operation saw a 30.9% ($162.2 million) increase, primarily due to a $97.7 million increase in international business written through the Miami and New Jersey offices, representing primarily Latin American business, and a $67.2 million increase in Asian business. The U.S. Insurance operation grew 9.2% ($98.3 million), principally as a result of a $193.8 million increase in program business other than workers’ compensation, partially offset by a $95.5 million decrease in workers’ compensation business.

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

Premium Revenues. Net premiums earned increased by 9.8% to $2,710.3 million in 2004 from $2,467.4 million in 2003. Contributing to this increase were a 45.7% ($148.1 million) increase in the International operation, a 9.0% ($95.0 million) increase in the U.S. Reinsurance operation and a 6.2% ($42.4 million) increase in the U.S. Insurance operation, partially offset by a 10.6% ($42.5 million) decrease in the Specialty Underwriting operation. These net premiums earned reflect period to period changes in net written premiums and business mix, together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items. Changes in estimates related to the reporting patterns of companies may also affect premiums earned.

Expenses
Incurred Losses and LAE. Incurred loss and LAE increased by 14.3% to $2,053.8 million in 2004 from $1,796.9 million in 2003. The increase in incurred losses and LAE was principally attributable to the provision for estimated catastrophe losses from Hurricanes Charley, Frances, Ivan and Jeanne, the Pacific typhoons, the Asian tsunami and the net reserve adjustments for prior period losses, together with the mitigating effects of the impact of favorable changes in the Company’s underlying business mix and aggregate rates, terms and conditions. Incurred losses and LAE in 2004 reflected ceded losses and LAE of $789.6 million compared to ceded losses and LAE in 2003 of $688.8 million. Ceded losses and LAE in 2004 included $480.2 of ceded losses relating to the quota share reinsurance transactions noted earlier between Everest Re and Bermuda Re and Everest International as compared with ceded losses of $422.9 million for 2003. The ceded losses and LAE for 2003 included $85.0 million of losses ceded under the 2000 accident year aggregate excess of loss component of the Company’s corporate retrocessional program and $81.1 million under an aggregate excess of loss reinsurance agreement provided by LM Property and Casualty Insurance Company (“LM”). The Prudential continues to guarantee LM’s obligation under this agreement. Cessions under this reinsurance agreement exhausted the limit available under the contract at December 31, 2003.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by net premiums earned, increased by 3.0 percentage points to 75.8% in 2004 from 72.8% in 2003, reflecting the impact of the changes in premiums earned and incurred losses and LAE discussed above, as well as favorable changes in the underlying business mix and aggregate rates, terms and conditions.

The following table shows the loss ratios for each of the Company’s operating segments for the years ended December 31, 2004 and 2003. The loss ratios for all operations were impacted by the factors noted above.

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

The following table shows the net catastrophe losses for each of the Company’s operating segments for the years ended December 31, 2004 and 2003.

(Dollars in millions)
Segment Net Catastrophe Losses

Segment	2004	2003

U.S. Reinsurance	$179.2	$16.4
U.S. Insurance	0.8	1.1
Specialty Underwriting	14.5	2.5
International	61.8	0.1

Total	$256.3	$20.1

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events and are net of reinsurance. Individual catastrophe losses are reported net of specific reinsurance, but before recoveries under corporate level reinsurance and potential IBNR reserve offsets. The Company defines a catastrophe as a property event with expected reported losses of at least $5.0 million before corporate level reinsurance and taxes. Effective in 2005, industrial risk losses were excluded from catastrophe losses. As such, prior periods were adjusted for comparison reasons. Catastrophe losses, net of contract specific cessions and the inter-affiliate quota share reinsurance described above, were $256.3 million in 2004, related principally to aggregate estimated losses of $290.9 million from Hurricanes Charley, Frances, Ivan and Jeanne, Pacific typhoons, Edmonton hailstorms and the Asian tsunami, which were partially offset by $32.7 million of reserve reductions related to the 2001 World Trade Center events. Catastrophe losses, net of contract specific cessions and the inter-affiliate quota share reinsurance described above, were $20.1 million in 2003, relating principally to the May 2003 tornado and hailstorm events and Hurricanes Fabian and Isabel.

The following table shows the net prior period reserve adjustments for each of the Company’s operating segments for the years ended December 31, 2004 and 2003.

(Dollars in millions)
Segment Net Prior Period Reserve Adjustments

Segment	2004	2003

U.S. Reinsurance	$103.4	$150.9
U.S. Insurance	54.0	58.7
Specialty Underwriting	17.5	(23.9)
International	(0.7)	(56.6)

Total	$174.2	$129.1

Net unfavorable prior period reserve adjustments for the year ended December 31, 2004 were $174.2 million compared to $129.1 million in 2003. For the year ended December 31, 2004, the unfavorable prior period reserve adjustments included net unfavorable non-A&E, non-catastrophe adjustments of $198.5 million relating primarily to casualty reinsurance, in particular, workers’ compensation and net unfavorable A&E adjustments of $10.3 million, partially offset by favorable development of $34.6 million relating to the reduction of reserves for the 2001 World Trade Center events. For the year ended December 31, 2003, net unfavorable non-A&E, non-catastrophe prior period reserve adjustments were $114.6 million, which were net of a cession of $85 million under the 2000 accident year aggregate excess of loss component of the Company’s corporate retrocessional program and net unfavorable A&E adjustments of $16.8 million partially offset by net favorable catastrophe prior period reserve adjustments of $2.3 million. It is important to note that adverse non-A&E accident year reserve development arises from the reevaluation of accident year results, that such reevaluations also impact premiums and commissions attributed by accident year, generally mitigating, in part, the impact of loss development and that such impacts are recorded as part of the overall reserve evaluation.

The U.S. Reinsurance segment accounted for $103.4 million of net unfavorable prior period reserve adjustments for the year ended December 31, 2004, which included $34.2 million of favorable development due to the reserve reduction related to the catastrophe losses from the 2001 World Trade Center events, as compared to net unfavorable prior period reserve adjustments of $150.9 million for the year ended December 31, 2003. Asbestos exposures accounted for $10.3 million and $16.8 million of unfavorable reserve adjustments for the years ended December 31, 2004 and 2003, respectively, with the remainder principally attributable to professional liability and casualty business classes. During the late 1990s and early 2000s, there had been a proliferation of claims relating to bankruptcies and other financial management improprieties. This increased number of claims, combined with larger claims, has significantly increased incurred losses on the professional liability policies. In the general casualty area, the Company continues to experience losses greater than historical trends for accident years 1998 through 2001. These losses are being driven by adverse trends in litigation and economic variability. In both the professional liability and general casualty reinsurance areas, the Company relies upon loss reports from ceding companies. Although the Company may record reserves at higher levels than those reported by ceding companies, actual reported results have exceeded the initial loss indications.

The U.S. Insurance segment reflected $54.0 million and $58.7 million of net unfavorable prior period reserve adjustments for the years ended December 31, 2004 and 2003, respectively. The unfavorable prior period reserve adjustments were principally due to accident years 2000 through 2002, where the Company strengthened its reserves for California workers’ compensation insurance. This was a relatively new book of business and was written in a challenging political and economic environment. While management believes that cumulative results through 2004 remained quite positive, there had been some deterioration in claim frequency and severity related to accident years 2001 and 2002.

The Specialty Underwriting segment had $17.5 million of net unfavorable prior period reserve adjustments for the year ended December 31, 2004, principally related to net unfavorable prior period reserve adjustments in the surety and A&H business lines, partially offset by favorable development from marine and aviation. The net favorable prior period reserve adjustments for the year ended December 31, 2003 were $23.9 million, primarily related to A&H business.

The International segment had $0.7 million and $56.6 million of net favorable prior period reserve adjustments for the years ended December 31, 2004 and 2003, respectively. The favorable prior period reserve adjustments in 2004 related primarily to 2003 Canadian property catastrophe, international and Asia business. The prior period reserve development for 2003 related primarily to general casualty business written on both a quota share and excess basis for accident years 1996 through 2002.

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

Underwriting Expenses.The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 23.3% in 2004 compared to 24.8% in 2003.

The following table shows the expense ratios for each of the Company’s operating segments for the years ended December 31, 2004 and 2003.

Segment Expense Ratios

Segment	2004	2003

U.S. Reinsurance	25.8%	26.8%
U.S. Insurance	16.0%	20.8%
Specialty Underwriting	28.6%	26.8%
International	24.9%	23.7%

Segment underwriting expenses increased by 3.7% to $633.1 million in 2004 from $610.8 million in 2003. Commission, brokerage, taxes and fees increased by $12.2 million, principally reflecting increases in premium volume and changes in the mix of business. Segment other underwriting expenses increased by $10.1 million as the Company continues to expand operations to support its increased business. Contributing to the segment underwriting expense increases were a 53.4% ($41.0 million) increase in the International operation and a 4.8% ($13.7 million) increase in the U.S. Reinsurance operation, which were all partially offset by a 18.9% ($27.0 million) decrease in the U.S. Insurance operation and a 5.1% ($5.4 million) decrease in the Specialty Underwriting operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance, as well as the underwriting performance of the underlying business.

The Company’s combined ratio, which is the sum of the loss and expense ratios, increased by 1.4 percentage points to 99.1% for the year ended December 31, 2004 compared to 97.7% for the year ended December 31, 2003.

The following table shows the combined ratios for each of the Company’s operating segments for the year ended December 31, 2004 and 2003. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios

Segment	2004	2003

U.S. Reinsurance	107.8%	98.9%
U.S. Insurance	90.4%	96.9%
Specialty Underwriting	98.4%	99.3%
International	92.0%	92.4%

Investments. Net investment income increased 15.6% to $329.2 million in 2004 from $284.8 million in 2003, principally reflecting the effects of investing $921.6 million of cash flow from operations for the twelve months ended December 31, 2004, as well as $320.0 million of net proceeds from the issuance of junior subordinated debt securities in March 2004 and $246.7 million of net proceeds from the issuance of senior notes in October 2004, all partially offset by the effects of the lower interest rate environment and a $6.0 million decrease from the impact of the UK Branch Sale. The increase also reflected $32.7 million representing an atypical increase in the carrying value of a limited partnership investment.

The following table shows a comparison of various investment yields for the periods indicated:

	2004	2003

Imbedded pre-tax yield of cash and invested assets at December 31	4.5%	4.7%
Imbedded after-tax yield of cash and invested assets at December 31	3.6%	3.8%
Annualized pre-tax yield on average cash and invested assets	5.0%	5.2%
Annualized after-tax yield on average cash and invested assets	3.9%	4.2%

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

Other Expense. Other expense was $73.4 million and $14.0 million in 2004 and 2003, respectively. This change was primarily due to increased deferrals on the retroactive reinsurance agreements with affiliates for asbestos reserve strengthening.

Corporate charges not allocated to segments were income of $2.0 million in 2004 as compared to corporate expense of $2.1 million in 2003.

Interest expense in 2004 was $75.5 million compared to $57.3 million in 2003. Interest expense in 2004 included $42.0 million related to the senior notes, $32.4 million related to the junior subordinated debt securities and $1.2 million related to borrowings under the Company’s revolving credit facility. Interest expense in 2003 reflected $38.9 million related to the issuance of the senior notes, $17.0 million related to the junior subordinated debt securities and $1.4 million related to borrowings under the Company’s revolving credit facility. The increase in interest expense in 2004 was due to the additional issuance of $320 million of junior subordinated debt securities in March 2004 and the issuance of $250 million of senior notes in October 2004.

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

SAFE HARBOR DISCLOSURE
This report contains forward-looking statements within the meaning of the U.S. federal securities laws. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding the Company’s reserves for losses and LAE, the adequacy of the Company’s provision for uncollectible balances, estimates of the Company’s catastrophe exposure, the effects of catastrophic events including the most recent hurricanes, on the Company’s financial statements and the ability of the Company’s subsidiaries to pay dividends. Forward-looking statements only reflect the Company’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from the Company’s expectations. Important factors that could cause the Company’s actual events or results to be materially different from the Company’s expectations include those discussed below under the caption ITEM 1A, “Risk Factors”. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company’s $7.9 billion investment portfolio at December 31, 2005 is principally comprised of fixed maturity securities, which are subject to interest rate risk and foreign currency rate risk, and equity securities, which are subject to equity price risk. The impact of these risks on the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, due to change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $469.7 million of mortgage-backed securities in the $6,036.7 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus, the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on the Company’s fixed maturity portfolio as of December 31, 2005 and 2004 based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

2005 Interest Rate Shift in Basis Points

	-200	-100	0	100	200

Total Market Value	$7,236.4	$6,901.2	$6,550.6	$6,165.3	$5,774.4
Market Value Change from Base (%)	10.5%	5.4%	0.0%	-5.9%	-11.8%
Change in Unrealized Appreciation
After-tax from Base ($)	$445.8	$227.9	$0.0	$(250.4)	$(504.5)
2004 Interest Rate Shift in Basis Points

	-200	-100	0	100	200

Total Market Value	$7,578.1	$7,137.4	$6,677.4	$6,205.1	$5,759.4
Market Value Change from Base (%)	13.5%	6.9%	0.0%	-7.1%	-13.7%
Change in Unrealized Appreciation
After-tax from Base ($)	$585.5	$299.1	$0.0	$(307.0)	$(596.7)

The Company had $7,729.2 million and $6,846.9 million of reserves for losses and LAE as of December 31, 2005 and December 31, 2004. These amounts are recorded at their nominal or estimated ultimate payment amount, as opposed to fair value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the fair value of the reserves is less than the nominal value. As interest rates rise, the fair value of the reserves decrease and conversely, if interest rates decline, the fair value will increase. These movements are the opposite of the interest rate impacts on the fair value of investments since reserves are future obligations. While the difference between fair value and nominal value is not reflected in the Company’s financial statements, the Company’s financial results will include investment income over time from the investment portfolio until the claims are paid. The Company’s loss and loss reserve obligations have an expected duration that is reasonably consistent with the Company’s fixed income portfolio. The existence of such obligations, and the variable differential between ultimate and fair value, which in theory applies equally to invested assets and insurance liability, provides substantial mitigation of the economic effects of interest rate variability even though such mitigation is not reflected in the Company’s financial statements.

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

The tables below display the potential impact of a parallel 20% increase and decrease in foreign exchange rates on the valuation of invested assets subject to foreign currency exposure in 10% increments as of December 31, 2005 and 2004. This analysis includes the after-tax impact of translation from transactional currency to functional currency as well as the after-tax impact of translation from functional currency to the U.S. dollar reporting currency. The growth in exposure between 2005 and 2004 principally arises from increases in the level of foreign currency investments, which is generally commensurate with changes in the Company’s mix of business. All amounts are in U.S. dollars and are presented in millions.

2005 Change in Foreign Exchange Rates in Percent

	-20%	-10%	0%	10%	20%

Total After-tax Foreign Exchange Exposure	$(45.4)	$(24.6)	$0.0	$27.3	$56.7
2004 Change in Foreign Exchange Rates in Percent

	-20%	-10%	0%	10%	20%

Total After-tax Foreign Exchange Exposure	$(88.4)	$(45.6)	$0.0	$47.6	$96.7

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

The tables below display the impact on market value and after-tax unrealized appreciation of a 20% change in equity prices up and down in 10% increments as of December 31, 2005 and 2004. The growth in exposure is primarily due to the growth in the equity portfolio. All amounts are in U.S. dollars and are presented in millions.

2005 Change in Equity Values in Percent

	-20%	-10%	0%	10%	20%

Market Value of the Equity Portfolio	$819.0	$921.4	$1,023.8	$1,126.2	$1,228.5
After-tax Change in Unrealized Appreciation	$(133.1)	$(66.5)	$0.0	$66.5	$113.1
2004 Change in Equity Values in Percent

	-20%	-10%	0%	10%	20%

Market Value of the Equity Portfolio	$520.7	$585.8	$650.9	$716.0	$781.0
After-tax Change in Unrealized Appreciation	$(84.6)	$(42.3)	$0.0	$42.3	$84.6

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

Not required for fiscal year ended December 31, 2005.

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

ITEM 13. Certain Relationships and Related Transactions

Information for this Item 13 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 14. Principal Accountant Fees and Services

The PricewaterhouseCoopers LLP (and its worldwide affiliates) fees incurred for the years ended December 31, 2005 and 2004 are as follows:

		2005	2004

(1)	Audit Fees	$1,477,333	$1,495,227
(2)	Audit-Related Fees	$66,000	$69,300
(3)	Tax Fees	$4,126	$113,489
(4)	All Other Fees	$2,130	$-

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2006.

EVEREST REINSURANCE HOLDINGS, INC.
By: /s/ JOSEPH V. TARANTO
Joseph V. Taranto
(Chairman and Chief Executive Officer)
/s/ JOSEPH V. TARANTO Joseph V. Taranto	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2006
/s/ THOMAS J. GALLAGHER Thomas J. Gallagher	President and Chief Operating Officer and Director	March 31, 2006
/s/ STEPHEN L. LIMAURO Stephen L. Limauro	Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)	March 31, 2006
/s/ KEITH T. SHOEMAKER Keith T. Shoemaker	Vice President and Comptroller (Principal Accounting Officer)	March 31, 2006

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
Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

*10.20
Amendment of Employment Agreement by and among Everest Reinsurnace Company, Everest Reinsurance Holdings,
Inc., Everest Re Group Ltd., Everest Re Global Services, Inc. and Joseph V. Taranto, dated August 31, 2005, incorporated by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on August 31, 2005.
23.1	Consent of PricewaterhouseCoopers LLP, filed herewith
31.1	Section 302 Certification of Joseph V. Taranto, filed herewith
31.2	Section 302 Certification of Stephen L. Limauro, filed herewith
32.1	Section 906 Certification of Joseph V. Taranto and Stephen L. Limauro, furnished herewith
___________________
* Management contract or compensatory plan or arrangement.
E-4
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
Everest Reinsurance Holdings, Inc.	Pages

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2005 and 2004	F-3
Consolidated Statements of Operations and Comprehensive Income for the Years Ended
December 31, 2005, 2004 and 2003	F-4
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended
December 31, 2005, 2004 and 2003	F-5
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2005, 2004 and 2003	F-6
Notes to Consolidated Financial Statements	F-7

Schedules
I Summary of Investments Other Than Investments in Related Parties at
December 31, 2005	S-1
II Condensed Financial Information of Registrant: Balance Sheets as of December 31, 2005 and 2004	S-2
Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003	S-3
Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	S-4
III Supplementary Insurance Information as of December 31, 2005 and 2004
and for the Years Ended December 31, 2005, 2004 and 2003	S-5
IV Reinsurance for the Years Ended December 31, 2005, 2004 and 2003	S-6

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Everest Reinsurance Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Everest Reinsurance Holdings, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
March 30, 2006

EVEREST REINSURANCE HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS
	December 31,
(Dollars in thousands, except par value per share)	2005	2004
ASSETS:
Fixed maturities - available for sale, at market value
(amortized cost: 2005, $5,850,541; 2004, $5,887,529)	$6,036,693	$6,159,539
Equity securities, at market value (cost: 2005, $859,425; 2004, $571,717)	1,023,784	650,871
Short-term investments	513,913	517,824
Other invested assets (cost: 2005, $215,364; 2004, $113,050)	216,791	114,187
Cash	66,194	53,887

Total investments and cash	7,857,375	7,496,308
Accrued investment income	82,561	82,351
Premiums receivable	1,053,994	1,063,879
Reinsurance receivables - unaffiliated	988,725	1,164,851
Reinsurance receivables - affiliated	1,537,355	1,395,555
Funds held by reinsureds	130,041	133,797
Deferred acquisition costs	202,226	204,124
Prepaid reinsurance premiums	398,583	368,450
Deferred tax asset	261,216	184,801
Current federal income tax receivable	73,256	-
Other assets	115,193	115,788

TOTAL ASSETS	$12,700,525	$12,209,904

LIABILITIES:
Reserve for losses and loss adjustment expenses	$7,729,171	$6,846,904
Unearned premium reserve	1,387,876	1,387,172
Funds held under reinsurance treaties	263,165	363,842
Contingent commissions	20,158	3,532
Other net payable to reinsurers	315,676	394,568
Current federal income taxes	-	37,580
8.5% Senior notes due 3/15/2005	-	249,976
8.75% Senior notes due 3/15/2010	199,446	199,341
5.4% Senior notes due 10/15/2014	249,617	249,584
Junior subordinated debt securities payable	546,393	546,393
Accrued interest on debt and borrowings	10,041	16,426
Other liabilities	188,280	170,794

Total liabilities	10,909,823	10,466,112

Commitments and Contingencies (Note 14)
STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2005 and 2004)	-	-
Additional paid-in capital	292,281	271,652
Accumulated other comprehensive income, net of deferred income
taxes of $132.6 million at 2005 and $133.4 million at 2004	246,285	247,660
Retained earnings	1,252,136	1,247,430
Treasury Shares, at cost; 0.0 million shares at 2005 and 0.5 millions shares at 2004	-	(22,950)

Total stockholder's equity	1,790,702	1,743,792

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$12,700,525	$12,209,904

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	Years Ended December 31,
(Dollars in thousands)	2005	2004	2003

REVENUES:
Premiums earned	$2,426,076	$2,829,151	$2,757,724
Net investment income	325,217	329,184	284,832
Net realized capital gains (losses)	64,568	56,710	(22,883)
Other income (expense)	8,084	(73,403)	(13,976)

Total revenues	2,823,945	3,141,642	3,005,697

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,202,820	2,172,371	1,999,667
Commission, brokerage, taxes and fees	513,394	577,499	595,486
Other underwriting expenses	100,083	84,623	85,735
Interest expense on senior notes	35,514	41,954	38,931
Interest expense on junior subordinated debt	37,449	32,392	16,995
Interest expense and fees on credit facility	215	1,193	1,362

Total claims and expenses	2,889,475	2,910,032	2,738,176

(LOSS) INCOME BEFORE TAXES	(65,530)	231,610	267,521
Income tax (benefit) expense	(70,236)	56,137	61,036

NET INCOME	$4,706	$175,473	$206,485

Other comprehensive (loss) income, net of tax	(1,375)	39,355	70,149

COMPREHENSIVE INCOME	$3,331	$214,828	$276,634

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY	Years Ended December 31,
(Dollars in thousands, except stock amounts)	2005	2004	2003
COMMON STOCK (stock outstanding):
Balance, beginning of period	1,000	1,000	1,000
Issued during the period	-	-	-

Balance, end of period	1,000	1,000	1,000

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period	$271,652	$263,290	$259,508
Sale of treasury shares, net of tax	15,312	-	-
Tax benefit from stock options exercised	5,118	8,181	3,547
Dividends from treasury shares	199	181	235

Balance, end of period	292,281	271,652	263,290

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	247,660	208,305	138,156
Net (decrease) increase during the period	(1,375)	39,355	70,149

Balance, end of period	246,285	247,660	208,305

RETAINED EARNINGS:
Balance, beginning of period	1,247,430	1,098,219	891,734
Net income	4,706	175,473	206,485
Dividends paid	-	(26,262)	-

Balance, end of period	1,252,136	1,247,430	1,098,219

TREASURY SHARES AT COST:
Balance, beginning of period	(22,950)	(22,950)	(22,950)
Sale of treasury shares	22,950	-	-

Balance, end of period	-	(22,950)	(22,950)

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$1,790,702	$1,743,792	$1,546,864

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(Dollars in thousands)	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,706	$175,473	$206,485
Adjustments to reconcile net income to net cash provided by
operating activities:
Decrease (increase) in premiums receivable	10,898	(160,533)	(339,073)
(Increase) decrease in funds held by reinsured, net	(92,470)	(92,946)	26,095
Decrease (increase) in reinsurance receivables	20,170	(152,062)	(541,043)
Increase in deferred tax asset	(79,838)	(46,184)	(52,333)
Increase in reserve for losses and loss adjustment expenses	888,552	1,065,839	1,255,471
(Decrease) increase in unearned premiums	(706)	120,206	533,797
Increase (decrease) in other assets and liabilities	(188,364)	67,724	(59,937)
Amortization of bond premium/(accrual of bond discount)	3,304	604	(1,574)
Amortization of underwriting discount on senior notes	162	204	181
Realized capital (gains) losses	(64,568)	(56,710)	22,883

Net cash provided by operating activities	501,846	921,615	1,050,952

CASH FLOWS FROM INVESTING ACTIVITIES :
Proceeds from fixed maturities matured/called - available for sale	337,516	376,294	587,230
Proceeds from fixed maturities sold - available for sale	879,097	787,001	599,885
Proceeds from equity securities sold	205,895	17,995	8,091
Proceeds from other invested assets sold	43,739	554	3,181
Cost of fixed maturities acquired - available for sale	(1,134,116)	(1,800,271)	(2,200,729)
Cost of equity securities acquired	(480,242)	(437,132)	(90,199)
Cost of other invested assets acquired	(144,409)	(28,888)	(7,902)
Net sales (purchases) of short-term securities	5,708	(403,409)	19,239
Net increase (decrease) in unsettled securities transactions	426	(19,812)	24,992
Proceeds from sale of subsidiary, net of cash disposed	-	(2,741)	-

Net cash used in investing activities	(286,386)	(1,510,409)	(1,056,212)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from stock options exercised	5,118	8,181	3,547
Dividends from treasury shares	199	181	235
Sale of treasury shares, net of tax	38,261	-	-
(Repayment) proceeds from issuance of senior notes	(250,000)	246,651	-
Net proceeds from issuance of junior subordinated notes	-	319,997	-
Repayments on revolving credit agreement	-	(70,000)	-

Net cash (used in) provided by financing activities	(206,422)	505,010	3,782

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,269	(4,423)	26,729

Net increase (decrease) in cash	12,307	(88,207)	25,251
Cash, beginning of period	53,887	142,094	116,843

Cash, end of period	$66,194	$53,887	$142,094

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid, net	$107,040	$99,311	$52,393
Interest paid	$79,401	$72,605	$56,956
Non-cash financing transactions:
Non-cash dividend to parent	$-	$26,262	$-
Non-cash tax benefit from stock options exercised	$5,118	$8,181	$3,547
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The statements include the following domestic and foreign direct and indirect subsidiaries of the Company: Everest Reinsurance Company (“Everest Re”), Everest National Insurance Company (“Everest National”), Everest Indemnity Insurance Company (“Everest Indemnity”), Everest Re Holdings, Ltd. (“Everest Ltd.”), Everest Security Insurance Company (“Everest Security”), formerly Southeastern Security Insurance Company, Everest Insurance Company of Canada (“Everest Canada”), Mt. McKinley Managers, L.L.C. (“Managers”), Workcare Southeast, Inc. (“Workcare Southeast”), Workcare Southeast of Georgia, Inc. (“Workcare Georgia”) and Mt. McKinley Insurance Company (“Mt. McKinley”). All amounts are reported in U.S. dollars.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. All intercompany accounts and transactions have been eliminated. Ultimate actual results could differ from those estimates.

B. Investments
Fixed maturity investments are all classified as available for sale. Unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, are reflected in stockholder’s equity, net of income taxes in “accumulated other comprehensive income”. Equity securities are carried at market value with unrealized appreciation or depreciation, as a result of temporary changes in market value during the period, are reflected in stockholder’s equity, net of income taxes in “accumulated other comprehensive income”. Unrealized losses on fixed maturities and equity securities, which are deemed other than temporary, are charged to net income as realized capital losses. Short-term investments are stated at cost, which approximates market value. Realized gains or losses on sale of investments are determined on the basis of identified cost. For non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality and cash flow characteristics of each security. For publicly traded securities, market value is based on quoted market prices. Retrospective adjustments are employed to recalculate the values of loan-backed and asset-backed securities. Each acquisition lot is reviewed to recalculate the effective yield. The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition. Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities. Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used to affect the calculation of projected and prepayments for pass-through security types. Other invested assets include limited partnerships and rabbi trusts. Limited partnerships are valued pursuant to the equity method of accounting, which management believes approximates market value. The Supplemental Retirement Plan Rabbi Trust, the Deferred Compensation Plan Rabbi Trust and the Supplemental Savings Plan Rabbi Trust are carried at market value. Cash includes cash and bank time deposits with original maturities of ninety days or less.

C. Uncollectible Receivable Balances
The Company provides reserves for uncollectible premium receivables and reinsurance recoverable balances based on management’s assessment of the collectibility of the outstanding balances. Such reserves were $38.3 million and $36.7 million at December 31, 2005 and 2004, respectively. See also Note 10.

D. Deferred Acquisition Costs
Acquisition costs, consisting principally of commissions and brokerage expenses and certain premium taxes and fees that vary with and are directly associated with the Company’s reinsurance and insurance business incurred at the time a contract or policy is issued, are deferred and amortized over the period in which the related premiums are earned, generally one year. Deferred acquisition costs are limited to their estimated realizable value based on the related unearned premiums, anticipated claims and claim expenses and anticipated investment income. Deferred acquisition costs amortized to income were $513.4 million, $577.5 million and $595.5 million in 2005, 2004 and 2003, respectively.

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

F. Premium Revenues
Written premiums are earned ratably over the periods of the related insurance and reinsurance contracts or policies. Unearned premium reserves are established to cover the remainder of the unexpired contract period. Such reserves are established based upon reports received from ceding companies or computed using pro rata methods based on statistical data. Reinstatement premiums are earned when written and relate to additional premium received on catastrophe reinsurance coverage when limits are exhausted, but additional coverage is requested. Written and earned premiums, and the related costs, which have not yet been reported to the Company are estimated and accrued. Premiums are net of ceded reinsurance.

G. Income Taxes
The Company and its wholly-owned subsidiaries file a consolidated U.S. federal income tax return. Foreign branches of subsidiaries file local tax returns as required. Deferred income taxes have been recorded to recognize the tax effect of temporary differences between the financial reporting and income tax bases of assets and liabilities.

H. Foreign Currency
Assets and liabilities relating to foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; revenues and expenses are translated into U.S. dollars using average exchange rates. Gains and losses resulting from translating foreign currency financial statements, net of deferred income taxes, are excluded from net income and accumulated in stockholder’s equity. Gains and losses resulting from foreign currency transactions are recorded through the statement of operations in other income (expense).

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

K. Policyholder Dividends
The Company issues certain insurance policies with dividend payment features. These policyholders share in the operating results of their respective policies in the form of dividends declared. Dividends to policyholders are accrued during the period in which the related premiums are earned and are determined based on the terms of the individual policies.

L. Application of New Accounting Standards
In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated or deconsolidated in a company’s financial statements. During December 2003, the FASB issued FIN 46R, replacing FIN 46. FIN 46R became effective, for entities that had not adopted FIN 46 as of December 24, 2003. The Company adopted FIN 46R in the first quarter of 2004, resulting in the deconsolidation of Everest Re Capital Trust (“Capital Trust”) and Everest Re Capital Trust II (“Capital Trust II”). For 2003, where applicable, the financial statements have been restated to reflect the deconsolidation.

In November 2005, the FASB issued the FASB Staff Position (“FSP”) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“FAS 115-1”), which was issued to replace the guidance set forth in paragraphs 10-18 of Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments” (“EITF 03-1”), with references to existing other than temporary impairment guidance. FAS 115-1 would be applied prospectively and the effective date would be reporting periods beginning after December 15, 2005. The Company continues to apply Statement of Financial Accounting Standards No. 115, ” Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”), and the Securities and Exchange Commission (“SEC”)‘s Staff Accounting Bulletin Topic 5:M, “Other Than Temporary Impairment Of Certain Investments In Debt And Equity Securities” and believes that unrealized losses in its investment portfolio are temporary in nature.

M. Investments – Interest Only Strips
During 2005, 2004 and 2003, the Company invested in interest only strips of mortgage-backed securities (“interest only strips”) in response to movement in, and levels of, capital market interest rates. These securities give the holder the right to receive interest payments at a stated coupon rate on an underlying pool of mortgages. The interest payments on the outstanding mortgages are guaranteed by entities generally rated AAA. The ultimate cash flow from these investments is primarily dependent upon the average life of the mortgage pool. Generally, as market interest rates and, more specifically, market mortgage rates decline, mortgagors tend to refinance which will decrease the average life of a mortgage pool and decrease expected cash flows. Conversely, as market interest rates and, more specifically, mortgage rates rise, repayments will slow and the ultimate cash flows will tend to rise. Accordingly, the market value of these investments tends to increase as general interest rates rise and decline as general interest rates fall. These movements are generally counter to the impact of interest rate movements on the Company’s other fixed income investments. The Company held no interest only strips investments at December 31, 2005.

The Company accounts for its investment in interest only strips in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities, including agency interest only strips, whether purchased or retained in securitization, as well as the rules for determining when these securities must be written down to fair value because of impairment. EITF 99-20 requires decreases in the valuation of residual interests in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings, rather than an unrealized loss in stockholders’ equity, when any portion of the decline in fair value is attributable to, as defined by EITF 99-20, an impairment loss. The Company recorded a pre-tax and after-tax realized capital loss due to impairments of $4.1 million and $2.7 million, respectively, for the year ended December 31, 2005; $43.9 million and $28.5 million, respectively, for the year ended December 31, 2004 and $25.2 million and $16.4 million, respectively, for the year ended December 31, 2003. As a result of liquidating the interest only strips portfolios, the Company recognized pre-tax and after-tax realized capital gains of $25.3 million and $16.4 million, respectively, for the year ended December 31, 2005 and pre-tax and after-tax realized capital gains of $77.6 million and $50.4 million, respectively, for the year ended December 31, 2004.

2. INVESTMENTS

The amortized cost, market value, and gross unrealized appreciation and depreciation of fixed maturity investments and equity securities are presented in the tables below:

(Dollars in thousands)	Amortized Cost	Unrealized Appreciation	Unrealized Depreciation	Market Value
As of December 31, 2005
Fixed maturities - available for sale:
U.S. Treasury securities and obligations of
U.S. government agencies and coporations	$71,913	$34	$(1,115)	$70,832
Obligations of U.S. states and political subdivision	3,614,957	153,376	(8,053)	3,760,280
Corporate securities	894,278	23,557	(12,468)	905,367
Mortgage-backed securities	477,480	2,540	(10,332)	469,688
Foreign government securities	357,513	22,103	(958)	378,658
Foreign corporate securities	434,400	21,638	(4,170)	451,868

Total fixed maturities	$5,850,541	$223,248	$(37,096)	$6,036,693

Equity securities	$859,425	$165,344	$(985)	$1,023,784

As of December 31, 2004
Fixed maturities - available for sale:
U.S. Treasury securities and obligations of
U.S. government agencies and coporations	$67,006	$710	$(208)	$67,508
Obligations of U.S. states and political subdivision	3,281,442	160,185	(2,305)	3,439,322
Corporate securities	1,294,255	73,182	(4,743)	1,362,694
Mortgage-backed securities	486,178	6,910	(2,835)	490,253
Foreign government securities	310,081	22,779	(204)	332,656
Foreign corporate securities	448,567	20,327	(1,788)	467,106

Total fixed maturities	$5,887,529	$284,093	$(12,083)	$6,159,539

Equity securities	$571,717	$79,154	$-	$650,871

The amortized cost and market value of fixed maturities are shown in the following table by contractual maturity. Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. As the stated maturity of such securities may not be indicative of actual maturities, the total for mortgage-backed securities is shown separately.

	December 31, 2005
(Dollars in thousands)	Amortized Cost	Market Value
Fixed maturities -available for sale
Due in one year or less	$189,101	$190,411
Due after one year through five years	1,239,107	1,250,980
Due after five years through ten years	848,107	851,974
Due after ten years	3,096,746	3,273,640
Mortgage-backed securities	477,480	469,688

Total	$5,850,541	$6,036,693

The changes in net unrealized gains (losses) of investments of the Company are derived from the following sources:

	Years Ended December 31,

(Dollars in thousands)	2005	2004	2003

(Decrease) increase during the period between the
market value and cost of investments carried
at market value, and deferred taxes thereon:
Fixed maturities	$(85,858)	$(21,620)	$57,499
Equity securities	85,206	71,179	17,342
Other invested assets	289	520	648
Deferred taxes	127	(17,527)	(26,422)

(Decrease) increase in unrealized appreciation, net of deferred
taxes, included in stockholders' equity	$(236)	$32,552	$49,067

The Company frequently reviews its investment portfolio for declines in market value and focuses its attention on securities whose fair value has fallen below 80% of their amortized value at the time of review. The Company then assesses whether the decline in value is temporary or “other than temporary”. In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information and the Company’s ability and intent to hold to maturity. Generally, a change in the market or interest rate environment does not constitute impairment but rather a temporary decline in market value. Temporary declines in market value are recorded as an unrealized loss in accumulated other comprehensive income. If the Company determines that the decline is “other than temporary”, the carrying value of the investment is written down to fair value and a realized loss is recorded in the Company’s consolidated statements of operations and comprehensive income. The Company’s assessments are based on the issuer’s current financial position and timeliness with respect to interest and/or principal payments, and speed of repayments on asset-backed securities, as well as relevant information provided by rating agencies, investment advisors and analysts.

The tables below display the aggregate fair value and gross unrealized depreciation, by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2005 and 2004:

	Duration of unrealized loss as of December 31, 2005
	Less than 12 months		Greater than 12 months		Total
(Dollars in thousands)	FairValue	Gross Unrealized Depreciation	FairValue	Gross Unrealized Depreciation	FairValue	Gross Unrealized Depreciation

Fixed maturity securities
U.S. government
agencies and authorities	$39,348	$(522)	$24,217	$(593)	$63,565	$(1,115)
States, municipalities
and political subdivisions	586,115	(4,007)	169,256	(4,046)	755,371	(8,053)
Foreign governments	102,453	(804)	6,446	(154)	108,899	(958)
All other corporate	690,912	(12,284)	399,238	(14,686)	1,090,150	(26,970)

Total fixed maturities	1,418,828	(17,617)	599,157	(19,479)	2,017,985	(37,096)

Equity securities	15,623	(985)	-	-	15,623	(985)

Total	$1,434,451	$(18,602)	$599,157	$(19,479)	$2,033,608	$(38,081)

The aggregate fair value and gross unrealized losses related to investments in an unrealized loss position as of December 31, 2005 is $2,033.6 million and $38.1 million, respectively. The $17.6 million of unrealized losses relating to fixed income securities that have been in an unrealized loss position for one year or less are primarily comprised of highly rated government, municipal and corporate bonds and are primarily related to the general movements in interest rates throughout the year. Of these unrealized losses, $15.1 million are related to securities that are rated investment grade or better by a Nationally Recognized Statistical Rating Organization.

The $1.0 million of unrealized losses relating to equity securities that have been in an unrealized loss position for less than one year are primarily comprised of individual equity holdings whose respective market sectors have experienced some negative price volatility in the latter part of the year.

The $19.5 million of unrealized losses relating to securities that have been in an unrealized loss position for more than one year are also primarily comprised of highly rated government, municipal and corporate bonds and generally relate to the general rise in interest rates occurring throughout the year. Of these unrealized losses, $16.9 million are related to securities that are rated investment grade or better by a Nationally Recognized Statistical Rating Organization.

The Company, given the size of its investment portfolio and capital position, has the ability and intent to hold these securities until recovery of market value. In addition, all securities currently in an unrealized loss position are current with respect to principal and interest payments.

	Duration of unrealized loss as of December 31,2004
	Less than 12 months		Greater than 12 months		Total
(Dollars in thousands)	FairValue	Gross Unrealized Depreciation	FairValue	Gross Unrealized Depreciation	FairValue	Gross Unrealized Depreciation

Fixed maturity securities
U.S. government
agencies and authorities	$21,710	$(176)	$2,521	$(32)	$24,231	$(208)
States, municipalities
and political subdivisions	110,425	(1,256)	106,054	(1,049)	216,479	(2,305)
Foreign governments	10,928	(108)	21,641	(96)	32,569	(204)
All other corporate	489,262	(6,267)	142,565	(3,099)	631,827	(9,366)

Total fixed maturities	632,325	(7,807)	272,781	(4,276)	905,106	(12,083)

Equity securities	-	-	-	-	-	-

Total	$632,325	$(7,807)	$272,781	$(4,276)	$905,106	$(12,083)

The aggregate fair value and gross unrealized losses related to investments in an unrealized loss position as of December 31, 2004 was $905.1 million and $12.1 million, respectively. The $7.8 million of unrealized losses relating to securities that were in an unrealized loss position for one year or less are primarily comprised of highly rated government, municipal and corporate bonds and are primarily related to the general movements in interest rates throughout the year. Of these unrealized losses, $6.0 million were related to securities that are rated investment grade or better by a Nationally Recognized Statistical Rating Organization.

The $4.3 million of unrealized losses relating to securities that have been in an unrealized loss position for one year or more are also primarily comprised of highly rated government, municipal and corporate bonds and generally relate to the general rise in interest rates occurring throughout the year. Of these unrealized losses, $2.9 million are related to securities that are rated investment grade or better by a Nationally Recognized Statistical Rating Organization.

The components of net investment income are presented in the table below:

	Years Ended December 31,

(Dollars in thousands)	2005	2004	2003

Fixed maturities	$308,254	$306,892	$295,883
Equity securities	16,356	8,453	2,042
Short-term investments	12,325	5,314	2,141
Other investment income	9,019	37,076	14,036

Total gross investment income	345,954	357,735	314,102

Interest credited on funds held	17,562	25,218	26,274
Other investment expenses	3,175	3,333	2,996

Total investment expenses	20,737	28,551	29,270

Total net investment income	$325,217	$329,184	$284,832

Other net investment income for 2005, 2004 and 2003 primarily includes income on limited partnership investments of $7.5 million, $36.3 million and $12.1 million, respectively.

The Company has contractual commitments to invest up to an additional $224.6 million related to its limited partnership investments at December 31, 2005. These commitments will be funded as required by the partnership agreements, which have investment periods that expire no later than 2011.

The components of realized capital gains (losses) are presented in the table below:

	Years Ended December 31,

(Dollars in thousands)	2005	2004	2003

Fixed maturities	$51,207	$57,104	$(23,651)
Equity securities	13,361	(395)	768
Short-term investments	-	1	-

Total	$64,568	$56,710	$(22,883)

Proceeds from sales of fixed maturity investments during 2005, 2004 and 2003 were $879.1 million, $787.0 million and $599.9 million, respectively. Gross gains of $59.8 million, $107.0 million and $27.8 million and gross losses of $4.4 million, $5.4 million and $9.8 million were realized on those fixed maturity sales during 2005, 2004 and 2003, respectively. Proceeds from sales of equity security investments during 2005, 2004 and 2003 were $205.9 million, $18.0 million and $8.1 million, respectively. Gross gains of $16.1 million, $0.5 million and $0.8 million and gross losses of $2.7 million, $0.9 million and $0.0 million were realized on those equity sales during 2005, 2004 and 2003, respectively.

Realized capital gains (losses) include $4.1 million, $43.9 million and $25.2 million of realized capital losses for 2005, 2004 and 2003, respectively, related to the impairment of interest only strips in accordance with EITF 99-20. In addition, realized capital losses for 2005, 2004 and 2003 included $0.0 million, $0.5 million and $16.4 million, respectively, related to write-downs in the value of securities deemed to be impaired on an other than temporary basis.

Securities with a carrying value amount of $1,319.4 million at December 31, 2005 were on deposit with various state or governmental insurance departments in compliance with insurance laws.

3.     RESERVES FOR LOSSES AND LAE

Activity in the reserve for losses and LAE is summarized as follows:

	Years Ended December 31,

(Dollars in thousands)	2005	2004	2003

Reserves at January 1	$6,846,904	$6,227,078	$4,875,225
Less reinsurance recoverables	2,286,202	2,311,102	1,798,734

Net balance at January 1	4,560,702	3,915,976	3,076,491

Incurred related to:
Current year	2,270,088	1,998,211	1,831,409
Prior years	(67,268)	174,160	168,258

Total incurred losses and LAE	2,202,820	2,172,371	1,999,667

Paid related to:
Current year	432,523	447,825	439,651
Prior years	968,980	635,391	785,831

Total paid losses and LAE	1,401,503	1,083,216	1,225,482

Sale of UK branch	-	503,571	-
Foreign Exchange/Translation Adjustment	(2,773)	59,142	65,300
Net balance at December 31	5,359,246	4,560,702	3,915,976
Plus reinsurance recoverables	2,369,925	2,286,202	2,311,102

Balance at December 31	$7,729,171	$6,846,904	$6,227,078

Gross loss and LAE reserves totaled $7,729.2 million at December 31, 2005, $6,846.9 million at December 31, 2004, and $6,227.1 million at December 31, 2003. The increase in 2005 is primarily attributable to elevated catastrophe loss reserves, partially offset by an increase in claim settlements, a decrease in premiums earned and favorable net prior period reserve adjustments. The increase in 2004 was primarily attributable to increased premiums earned, net prior period reserve adjustments in select areas, an increase in catastrophe losses and normal variability in claim settlements.

Reinsurance receivables for both paid and unpaid losses totaled $2,526.1 million at December 31, 2005 and $2,560.4 million at December 31, 2004. At December 31, 2005, $1,537.4 million, or 60.9%, was receivable from Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”) and $239.8 million, or 9.5%, was receivable from subsidiaries of London Reinsurance Group (“London Life”). These receivables are collateralized by a combination of letters of credit and funds held arrangements under which the Company has retained the premium payments due the retrocessionaire, recognized liabilities for such amounts and reduced such liabilities as payments are due from the retrocessionaire. In addition, $171.5 million, or 6.8%, was receivable from Transatlantic Reinsurance Company (“Transatlantic”) and $160.0 million, or 6.3%, was receivable from LM Property and Casualty Insurance Company (“LM”) and whose obligations are guaranteed by The Prudential Insurance Company of America (“The Prudential”). No other retrocessionaire accounted for more than 5% of the Company’s receivables.

The Company’s current estimate for recent catastrophe losses is based on modeled information, underwriter analysis and judgments, client input and discussion, event modeling and profiling of exposed limits. The Company expects it will be several quarters before relative clarity emerges with respect to ceding companies’ underlying losses. As a result, losses may ultimately be materially greater than the Company’s initial estimated losses. Any future adjustments to estimated pre-tax catastrophe losses will have an impact on incurred losses in the quarters during which such adjustments are made, and such impacts could be material.

The Company continues to receive claims under expired contracts, both insurance and reinsurance, asserting alleged injuries and/or damages relating to or resulting from environmental pollution and hazardous substances, including asbestos (i.e. A&E). The Company’s asbestos claims typically involve potential liability for bodily injury from exposure to asbestos or for property damage resulting from asbestos or products containing asbestos. The Company’s environmental claims typically involve potential liability for (a) the mitigation or remediation of environmental contamination or (b) bodily injury or property damages caused by the release of hazardous substances into the land, air or water.

As of December 31, 2005, approximately 8% of the Company’s gross reserves are an estimate of the Company’s ultimate liability for A&E claims. This estimate is made based on a judgmental assessment of the underlying exposures as the result of (1) long and variable reporting delays, both from insureds to insurance companies and from ceding companies to reinsurers; (2) historical data, which is more limited and variable on A&E losses than historical information on other types of casualty claims; and (3) unique aspects of A&E exposures for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims. Among the uncertainties are: (a) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of asbestos or environmental contamination; (c) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (d) changes in underlying laws and judicial interpretation of those laws; (e) the potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (f) questions concerning interpretation and application of insurance and reinsurance coverage; and (g) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

With respect to asbestos claims in particular, several additional factors have emerged in recent years that further compound the difficulty in estimating the Company’s liability. These developments include: (a) continued

growth in the number of claims filed, in part reflecting a much more aggressive plaintiff bar and including claims against defendants who may only have had a “peripheral” condition to asbestos; (b) a disproportionate percentage of claims filed by individuals with no functional injury, which should have little to no financial value but that have increasingly been considered in jury verdicts and settlements; (c) the growth in the number and significance of bankruptcy filings by companies as a result of asbestos claims (including, more recently, bankruptcy filings in which companies attempt to resolve their asbestos liabilities in a manner that is prejudicial to insurers and forecloses insurers from participating in the negotiation of asbestos related bankruptcy reorganization plans); (d) the concentration of claims in a small number of states that favor plaintiffs; (e) the growth in the number of claims that might impact the general liability portion of insurance policies rather than the product liability portion; (f) measures adopted by specific courts to ameliorate the worst procedural abuses; (g) an increase in settlement values being paid to asbestos claimants, especially those with cancer or functional impairment; (h) legislation in some states to address asbestos litigation issues; and (i) the potential that other states or the U.S. Congress may adopt legislation on asbestos litigation.

Management believes that these uncertainties and factors continue to render reserves for A&E and particularly asbestos losses significantly less subject to traditional actuarial analysis than reserves for other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established particularly for asbestos. Further, A&E reserves may be subject to more variability than non-A&E reserves and such variation could have a material adverse effect on the Company’s financial condition, results of operations and/or cash flows. The Company establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for the Company or its ceding companies.

The following table summarizes incurred losses and reserve balances with respect to A&E on both a gross and net of retrocessional basis for the periods indicated:

	As of December 31,
(Dollars in thousands)	2005	2004	2003

Gross basis
Beginning of period reserves	$728,325	$765,257	$667,922
Incurred losses	77,050	171,729	172,596
Paid losses	(155,915)	(208,661)	(75,261)

End of period reserves	$649,460	$728,325	$765,257

Net basis
Beginning of period reserves	$303,335	$262,990	$243,157
Incurred losses	11,451	10,310	16,768
Paid losses	(3,234)	30,035	3,065

End of period reserves	$311,552	$303,335	$262,990

The Company’s gross A&E liabilities stem from Mt. McKinley’s direct excess insurance business and Everest Re’s assumed business. At December 31, 2005, the gross reserves for A&E losses were comprised of $125.2 million representing case reserves reported by ceding companies, $157.6 million representing additional case reserves established by the Company on assumed reinsurance claims, $243.5 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley and $123.2 million representing IBNR reserves. Approximately 88%, or $568.9 million, of gross A&E reserves relate to asbestos of which $313.4 million was for assumed business and $255.5 million was for direct excess business.

The Company’s net A&E liabilities reflect credit for reinsurance from Mt. McKinley as an affiliated reinsurer of Everest Re. Under a series of transactions dating to 1986, Mt. McKinley reinsured several components of Everest Re’s business. In particular, Mt. McKinley provided stop loss protection in connection with the

Company’s October 5, 1995 initial public offering, for any adverse loss development on Everest Re’s June 30, 1995 (December 31, 1994 for catastrophe losses) reserves, with $375.0 million in limits, of which $5.4 million remains available (the “Stop Loss Agreement”). The Stop Loss Agreement and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the Company’s acquisition of Mt. McKinley. However, these contracts became transactions with affiliates effective on the date of the Mt. McKinley acquisition. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm’s length consideration, all of its net reinsurance exposures and reserves to Bermuda Re.

In connection with the Company’s acquisition of Mt. McKinley, which has significant exposure to A&E claims, LM provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley’s reserves as of September 19, 2000 and The Prudential guaranteed LM’s obligations to Mt. McKinley. Cessions under this reinsurance agreement exhausted the limit available under the contract at December 31, 2003.

With respect to Mt. McKinley, where the Company has a direct relationship with policyholders, the Company’s aggressive litigation posture and the uncertainties inherent in the asbestos coverage and bankruptcy litigation have provided an opportunity to actively engage in settlement negotiations with a number of those policyholders who have potentially significant asbestos liabilities. Those discussions are oriented towards achieving reasonable negotiated settlements that limit Mt. McKinley’s liability to a given policyholder to a sum certain. In 2004 and 2005, the Company concluded such settlements or reached agreement in principle with 13 of its high profile policyholders. The Company has currently identified 10 policyholders based on their past claim activity and/or potential future liabilities as “High Profile Policyholders” and its settlement efforts are generally directed at such policyholders, in part because their exposures have developed to the point where both the policyholder and the Company have sufficient information to be motivated to settle. The Company believes that this active approach will ultimately result in a more cost-effective liquidation of Mt. McKinley’s liabilities than a passive approach, although it may also introduce additional variability in Mt. McKinley’s losses and cash flows as reserves are adjusted to reflect the development of negotiations and, ultimately, potentially accelerated settlements.

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

Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, depending on coverage under the Company’s various reinsurance arrangements, could have a material adverse effect on the Company’s future financial condition, result of operations and/or cash flows.

4.     CREDIT LINE

Effective October 10, 2003, Holdings entered into a three year, $150.0 million senior revolving credit facility with a syndicate of lenders, replacing the December 21, 1999, three year senior revolving credit facility, which expired on December 19, 2003. Both the October 10, 2003 and December 21, 1999 senior revolving credit agreements, which have similar terms, are referred to as the “Holdings Credit Facility”. Wachovia Bank is the administrative agent for the Holdings Credit Facility. The Holdings Credit Facility is used for liquidity and general corporate purposes. The Holdings Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either (1) the Base Rate (as defined below) or (2) an adjusted

London Interbank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate, in each case plus 0.5% per annum. The amount of margin and the fees payable for the Holdings Credit Facility depends upon Holdings’ senior unsecured debt rating.

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $1.0 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2002. As of December 31, 2005, the Company was in compliance with these covenants.

During the year ended December 31, 2005, there were no payments made and no incremental borrowings made under the Holdings Credit Facility. During the year ended December 31, 2004 there were $70.0 million in payments and no incremental borrowings under the Holdings Credit Facility. During the year ended December 31, 2003, there were no payments made and no incremental borrowings under the Holdings Credit Facility. As of December 31, 2005 and 2004, there were no outstanding Holdings Credit Facility borrowings.

Interest expense and fees incurred in connection with the Holdings Credit Facility were $0.2 million, $1.2 million and $1.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

5.     SENIOR NOTES

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.50% senior notes due and retired on March 15, 2005.

Interest expense incurred in connection with these senior notes was $35.5 million, $42.0 million and $38.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Market value, which is based on quoted market price at December 31, 2005 and 2004 was $250.9 million and $250.3 million, respectively, for the 5.40% senior notes and $226.2 million and $236.7 million, respectively, for the 8.75% senior notes.

6.     JUNIOR SUBORDINATED DEBT SECURITIES PAYABLE

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

Fair value, which is primarily based on quoted market price of the related trust preferred securities at December 31, 2005 and 2004, was $293.5 million and $309.9 million, respectively, for the 6.20% junior subordinated debt securities and $220.5 million and $238.8 million, respectively, for the 7.85% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $37.5 million, $32.4 million and $17.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Capital Trust and Capital Trust II are wholly-owned finance subsidiaries of Holdings.

Holdings considers that the mechanisms and obligations relating to the trust preferred securities, taken together, constitute a full and unconditional guarantee by Holdings of Capital Trust and Capital Trust II’s payment obligations with respect to their respective trust preferred securities.

There are certain regulatory and contractual restrictions on the ability of the Company’s operating subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The insurance laws of the State of Delaware, where the Company’s direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to the Company that exceed certain statutory thresholds. In addition, the terms of the Holdings Credit Facility require Everest Re, the Company’s principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year. At December 31, 2005, $2,112.0 million of the $2,724.9 million in net assets of the Company’s consolidated subsidiaries were subject to the foregoing regulatory restrictions.

7.     TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement as security for assumed losses payable to a non-affiliated ceding company, which effectively uses Everest Re’s investments as collateral. At December 31, 2005, the total amount on deposit in the trust account was $21.1 million.

8.     OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2005 for all of the Company’s operating leases with remaining non-cancelable terms in excess of one year are as follows:

(Dollars in thousands)
2006	$5,491
2007	5,702
2008	5,518
2009	5,323
2010	5,157
Thereafter	2,060

Net commitments	$29,251

All of these leases, the expiration terms of which range from 2007 to 2013, are for the rental of office space. Rental expense, net of sublease rental income, was $6.4 million, $6.7 million and $6.5 million for 2005, 2004 and 2003, respectively.

9.     INCOME TAXES

All the income of the U.S. subsidiaries is subject to the applicable federal, foreign, state and local taxes on corporations. Additionally, the income of foreign branches of the Company’s insurance operating companies is subject to various income taxes. The provision for income taxes in the consolidated statements of operations and comprehensive income has been determined by reference to the individual income of each entity and the respective applicable tax laws. It reflects the permanent differences between financial and taxable income relevant to each entity. The significant components of the provision are as follows:

	Years Ended December 31,

(Dollars in thousands)	2005	2004	2003

Current tax:
U.S	$(3,494)	$51,063	$106,081
Foreign	4,837	51,259	7,288

Total current tax	1,343	102,322	113,369
Total deferred U.S. tax benefit	(71,579)	(46,185)	(52,333)

Total income tax (benefit) expense	$(70,236)	$56,137	$61,036

A reconciliation of the U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,

(Dollars in thousands)	2005	2004	2003

Federal income tax rate	-35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
Tax exempt income	-88.4%	-22.3%	-19.0%
Dividend received deduction	-5.3%	-0.9%	-0.3%
Proration	14.0%	3.5%	2.9%
UK Branch Sale	0.0%	6.7%	0.0%
Other, net	7.5%	2.2%	4.2%

Effective tax rate	-107.2%	24.2%	22.8%

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S. tax laws and regulations. The principal items making up the net deferred income tax asset are as follows:

	Years Ended December 31,

(Dollars in thousands)	2005	2004

Deferred tax assets:
Reserve for losses and LAE	$268,029	$236,207
Unearned premium reserve	69,510	70,812
Impairments	1,688	1,688
Deferred compensation	8,778	5,213
Deferred reinsurance	24,689	31,780
Sale of UK Branch	-	9,543
AMT Credits	35,737	-
Foreign tax credit carryforwards	43,193	48,727
Other assets	20,035	21,601

Total deferred tax assets	471,659	425,571

Deferred tax liabilities:
Deferred acquisition costs	70,766	71,293
Investments	5,522	8,529
Net unrealized appreciation of investments	123,178	123,305
Foreign currency translation	11,981	28,697
Other liabilities	(1,004)	8,946

Total deferred tax liabilities	210,443	240,770

Net deferred tax assets	$261,216	$184,801

For U.S. income tax purposes the Company has foreign tax credit carryforwards of $43.2 million that begin to expire in 2011. In addition, for U.S. income tax purposes the Company has $35.7 million of Alternative Minimum Tax credits that do not expire. Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets and, accordingly, no valuation allowance has been recorded for the periods presented.

Tax benefits of $5.1 million and $8.2 million related to compensation expense deductions for stock options exercised in 2005 and 2004, respectively, are reflected in the change in stockholder’s equity in “additional paid-in capital”. In addition, during 2005, the Company sold treasury shares resulting in gross proceeds of $46.5 million compared with a cost basis of $23.0 million. Additional paid-in capital was reduced by $8.2 million of income taxes resulting from this transaction.

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

Premiums written and earned are comprised of the following:

	Years Ended December 31,

(Dollars in thousands)	2005	2004	2003

Written premiums:
Direct	$955,611	$1,256,105	$1,179,449
Assumed	2,384,242	2,564,591	3,114,159
Ceded	(944,203)	(887,978)	(1,205,985)

Net written premiums	$2,395,650	$2,932,718	$3,087,623

Premiums earned:
Direct	$1,019,288	$1,142,632	$983,221
Assumed	2,321,256	2,557,998	2,777,349
Ceded	(914,468)	(871,479)	(1,002,846)

Net premiums earned	$2,426,076	$2,829,151	$2,757,724

The amounts deducted from losses and LAE incurred for net reinsurance recoveries were $852.4 million, $712.7 million and $760.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company considers purchasing corporate level retrocessional protection covering the potential accumulation of exposures. Such consideration includes balancing the underlying exposures against the availability of cost-effective retrocessional protection. For years ended December 31, 1999, 2000 and 2001, the Company purchased accident year aggregate excess of loss retrocession coverage that provided up to $175.0 million of coverage for each year. These excess of loss policies provided coverage if Everest Re’s consolidated statutory basis accident year loss ratio exceeded a loss ratio attachment point for each year of coverage. The attachment point was net of inuring reinsurance and included adjustable premium provisions that effectively caused the Company to offset, on a pre-tax income basis up to approximately 57% of such ceded losses. The maximum recovery for each year is $175.0 million before giving effect to the adjustable premium. During 2003, the Company ceded $85.0 million of losses to the 2000 cover, effectively exhausting the maximum limit under the contract. The 2001 and 1999 accident year aggregate excess of loss retrocession coverages were fully exhausted prior to January 1, 2003. The Company did not purchase similar corporate level coverage subsequent to December 31, 2001.

In addition, the Company had coverage under an aggregate excess of loss reinsurance agreement provided by LM in connection with the Company’s acquisition of Mt. McKinley in September 2000. This agreement covers 80% or $160 million of the first $200 million of any adverse loss reserve development on the carried reserves of Mt. McKinley at the date of acquisition and reimburses the Company as such losses are paid by the Company. There were $160.0 million of cessions under this reinsurance at December 31, 2003, exhausting the limit available under the contract. The Prudential continues to guarantee LM’s obligation under this agreement.

Mt.  McKinley is a reinsurer of Everest Re. Under a series of transactions dating to 1986, Mt. McKinley reinsured several components of Everest Re’s business. In particular, Mt. McKinley provided stop loss reinsurance protection, in connection with the Company’s October 5, 1995 initial public offering, for any adverse loss development on Everest Re’s June 30, 1995 (December 31, 1994 for catastrophe losses) reserves, with $375.0 million in limits, of which $5.4 million remains available. The Stop Loss Agreement and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the acquisition. However, these contracts became transactions with affiliates effective on the date of the Mt. McKinley acquisition, and their financial impact is thereafter eliminated in consolidation. Effective September 19, 2000, Mt.  McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm’s length consideration, all of its net insurance exposures and reserves to Bermuda Re.

As of December 31, 2005, the Company carried as an asset $2,526.1 million in reinsurance receivables with respect to losses ceded. Of this amount, $1,537.4 million, or 60.9%, was receivable from Bermuda Re, $239.8 million, or 9.5%, was receivable from subsidiaries of London Life, $171.5 million, or 6.8%, was receivable from Transatlantic and $160.0 million, or 6.3%, was receivable from LM. As of December 31, 2004, the Company carried as an asset $2,560.4 million in reinsurance receivables with respect to losses ceded. Of this amount, $1,394.5 million, or 54.5%, was receivable from Bermuda Re, $405.0 million, or 15.8% was receivable from subsidiaries of London Life, $160.0 million, or 6.3%, was receivable from LM and $132.5 million, or 5.2%, was receivable from Transatlantic. No other retrocessionaire accounted for more than 5% of the Company’s receivables. See also Note 3.

The Company’s arrangements with Bermuda Re are secured through the use of trust agreements. The Company’s arrangements with London Life are managed on a funds held basis, which means that the Company has not released premium payments to the retrocessionaire but rather retains such payments to secure obligations of the retrocessionaire, records them as a liability, credits interest on the balances at a stated contractual rate and reduces the liability account as payments become due. As of December 31, 2005, such funds had reduced the Company’s net exposure to London Life to $115.4 million, effectively 100% of which has been secured by letters of credit. As of December 31, 2004, such funds had reduced the Company’s net exposure to London Life to $184.1 million, effectively 100% of which had been secured by letters of credit.

The Company engages in reinsurance transactions with Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”), affiliates, primarily driven by capital management considerations under which business is ceded for what management believes to be arm’s length consideration. These transactions include:

o	Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred all of its net insurance exposures and reserves to Bermuda Re.

o	Effective October 1, 2001, Everest Re and Bermuda Re entered into a loss portfolio reinsurance agreement, whereby Everest Re transferred all of its Belgium branch net insurance exposures and reserves to Bermuda Re and subsequently closed its Belgium branch.

o	For premiums earned and losses incurred for the period January 1, 2002 through December 31, 2002, Everest Re, Everest National Insurance Company and Everest Security Insurance Company entered into an Excess of Loss Reinsurance Agreement with Bermuda Re, covering workers’ compensation losses occurring on and after January 1, 2002, as respects new, renewal and in force policies effective on that date through December 31, 2002. Bermuda Re is liable for any loss exceeding $100,000 per occurrence, with its liability not to exceed $150,000 per occurrence.

o	Effective January 1, 2002 for the 2002 underwriting year, Everest Re ceded 20% of its net retained liability to Bermuda Re through a quota share reinsurance agreement (“whole account quota share”).

o	Effective January 1, 2003, Everest Re and Bermuda Re amended the whole account quota share, through which Everest Re previously ceded 20% of its business to Bermuda Re so that effective January 1, 2003 Everest Re ceded 25% to Bermuda Re of the net retained liability on all new and renewal policies underwritten during the term of this agreement.

o	Effective January 1, 2003, Everest Re entered into a whole account quota share with Bermuda Re, whereby Everest Re’s Canadian branch cedes to Bermuda Re 50% of its net retained liability on all new and renewal property business.

o	Effective January 1, 2004, Everest Re and Bermuda Re amended the whole account quota share through which Everest Re previously ceded 25% of its business to Bermuda Re so that effective January 1, 2004 Everest Re cedes 22.5% to Bermuda Re and 2.5% to Everest International of the net retained liability on all new and renewal covered business written during the term of this agreement. This amendment remained in effect through December 31, 2005.

o	Effective January 1, 2006, Everest Re, Bermuda Re and Everest International amended the whole account quota share so that for all new and renewal business recorded on or after January 1, 2006, Everest Re will cede 31.5% and 3.5% of its casualty business to Bermuda Re and Everest International, respectively, and Everest Re will cede 18.0% and 2.0% of its property business to Bermuda Re and Everest International, respectively. However, in no event shall the loss cessions to Bermuda Re and Everest International relating to any one occurrence on the property business exceed $125 million (20% of $625 million).

The following table summarizes the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, for the periods indicated:

	Bermuda Re
	Years Ended December 31,

(Dollars in thousands)	2005	2004	2003

Ceded written premiums	$729,482	$654,332	$982,954
Ceded earned premiums	709,373	659,375	813,279
Ceded losses and LAE (a)	688,162	546,554	516,210
	Everest International
	Years Ended December 31,

(Dollars in thousands)	2005	2004	2003

Ceded written premiums	$79,755	$58,910	$–
Ceded earned premiums	70,281	40,389	–
Ceded losses and LAE	66,062	30,957	–

(a)     Ceded losses and LAE include the Mt. McKinley loss portfolio transfer that constitutes losses ceded under retroactive reinsurance and therefore, in accordance with FAS 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” a deferred gain on retroactive reinsurance is reflected in other expenses on the consolidated statements of operations and comprehensive income.

Effective January 1, 2004, Everest Re sold the net assets of its UK branch to Bermuda Re. In connection with the sale, Everest Re provided Bermuda Re with a reserve indemnity agreement allowing for indemnity payments of up to 90% of £25.0 million in the event December 31, 2002 losses and LAE reserves develop adversely. The amount included in incurred losses and LAE for the year ended December 31, 2004 was $41.7 million, exhausting the limit available under the agreement.

11.     COMPREHENSIVE INCOME

The components of comprehensive income for the periods ended December 31, 2005, 2004 and 2003 are shown in the following table:

(Dollars in thousands)	2005	2004	2003

Net income	$4,706	$175,473	$206,485

Other comprehensive income, before tax:
Foreign currency translation adjustments	2,669	10,472	32,428
Unrealized gains on securities
arising during the period	64,205	106,789	52,607
Less: reclassification adjustment for
realized (gains) losses included in net income	(64,568)	(56,710)	22,883
Minimum pension adjustment	(4,422)	-	-

Other comprehensive (loss) income, before tax	(2,116)	60,551	107,918

Income tax expense related to
items of other comprehensive (loss) income:
Tax expense
from foreign currency translation	934	3,665	11,350
Tax expense from unrealized
gains arising during the period	22,471	37,380	18,410
Less: reclassification adjustment
for tax (expense) benefit from realized (gains) losses included in net income	(22,598)	(19,849)	8,009
Tax benefit from minimum pension adjustment	(1,548)	-	-

Income tax (benefit) expense related to
items of other comprehensive (loss) income	(741)	21,196	37,769

Other comprehensive (loss) income, net of tax	(1,375)	39,355	70,149
Comprehensive income	$3,331	$214,828	$276,634

The following table shows the components of the change in accumulated other comprehensive income for the years ended December 31, 2005 and 2004.

(Dollars in thousands)	2005		2004

Beginning balance of accumulated
other comprehensive income		$247,660		$208,305

Beginning balance of foreign
currency translation adjustments	$18,664		$11,862
Current period change in foreign
currency translation adjustments	1,735	1,735	6,802	6,802

Ending balance of foreign
currency translation adjustments	$20,399		$18,664

Beginning balance of
minimum pension adjustment	$-		$-
Current period change
in minimum pension adjustment	(2,874)	(2,874)	-	-

Ending balance of
minimum pension adjustment	$(2,874)		$-

Beginning balance of
unrealized gains on securities	$288,996		$196,443
Current period change
in unrealized gains on securities	(236)	(236)	32,553	32,553

Ending balance of unrealized
gains on securities	$228,760		$228,996

Current period change in accumulated
other comprehensive income		(1,375)		39,355

Ending balance of accumulated
other comprehensive income		$246,285		$247,660

12.     EMPLOYEE BENEFIT PLANS

A. Defined Benefit Pension Plans
The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees. Generally, the Company computes the benefits based on average earnings over a period prescribed by the plans and credited length of service. The Company’s non-qualified defined benefit pension plan, affected in October 1995, provides compensating pension benefits for participants whose benefits have been curtailed under the qualified plan due to Internal Revenue Code limitations.

Although not required to make contributions under Internal Revenue Service guidelines, the Company contributed $3.9 million and $3.2 million to the qualified and non-qualified plans, respectively, in 2005 and $3.3 million and $1.5 million to the qualified and non-qualified plans, respectively, in 2004. Pension expense for the Company’s plans for the years ended December 31, 2005, 2004 and 2003 were $7.1 million, $4.8 million and $3.7 million, respectively.

The following table summarizes the status of these defined benefit plans for its U.S. employees for the periods indicated:

	Years Ended December 31,

(Dollars in thousands)	2005	2004

Change in projected benefit obligation:
Benefit obligation at beginning of year	$66,164	$50,773
Service cost	3,873	3,273
Interest cost	4,036	3,397
Actuarial loss	8,123	9,410
Administrative expenses paid	(374)	(338)
Benefits paid	(553)	(351)

Benefit obligation at end of year	81,269	66,164

Change in plan assets:
Fair value of plan assets at beginning of year	46,155	37,564
Actual return on plan assets	2,928	4,487
Actual contributions during the year	7,141	4,793
Administrative expenses paid	(373)	(338)
Benefits paid	(553)	(351)

Fair value of plan assets at end of year	55,298	46,155

Funded status	(25,971)	(20,009)
Unrecognized prior service cost	620	747
Unrecognized net loss	27,515	20,576

Net amount recognized	$2,164	$1,314

Plan assets are comprised of shares in investment trusts with approximately 68% and 32% of the underlying assets consisting of equity securities and fixed maturities, respectively.

Net periodic pension cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,

(Dollars in thousands)	2005	2004	2003

Service cost	$3,873	$3,273	$2,295
Interest cost	4,036	3,397	2,692
Expected return on assets	(3,667)	(3,358)	(2,082)
Amortization of net loss from earlier periods	1,923	1,357	705
Amortization of unrecognized prior service cost	127	127	127

Net periodic pension cost	$6,292	$4,796	$3,737

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for 2005, 2004 and 2003 were 5.5%, 5.75% and 6.0%, respectively. The rate of compensation increase used to determine the actuarial present value of the projected benefit obligation for 2005, 2004 and 2003 was 4.5%. The expected long-term rate of return on plan assets for 2005, 2004 and 2003 was 8.0%, 9.0% and 9.0%, respectively, and was based on portfolio returns and allocations.

Amounts recognized in the statement of financial position for the periods indicated consist of:

	Pension Benefits

(Dollars in thousands)	2005	2004

Prepaid benefit cost	$2,164	$1,538
Accrued benefit cost	-	(224)
Intangible assets	620	-
Accumulated other comprehensive income	4,422	-

Net amount recognized	$7,206	$1,314

The following table summarizes the Accumulated Benefit Obligation for years ended December 31, 2005, and 2004, respectively.

(Dollars in thousands)	Pension Plan	Supplemental Plan	Total

Accumulated Benefit Obligation- 2005	$46,200	$14,225	$60,425
Accumulated Benefit Obligation- 2004	$39,248	$ 9,652	$48,900

The asset allocation percentages for the qualified and non-qualified benefit plans at December 31, 2005 and 2004, by asset category, are as follows:

	Qualified Benefit Plan				Non-Qualified Benefit Plan

Asset Category:	2	005	2	004	2	005	2	004

Equity securities		67.61%		67.88%		67.27%		67.75%
Debt securities		31.91%		31.36%		32.20%		31.76%
Other		0.48%		0.76%		0.53%		0.49%

Total		100.00%		100.00%		100.00%		100.00%

The Company engages a third party investment administrator to manage the qualified and non-qualified plan for its U.S. employees. The assets in both plans consist of debt and equity mutual funds. Due to the long-term nature of the plans, the target asset allocation for each plan consists of 70% equities and 30% bonds.

The Company expects to contribute approximately $4.0 million and $2.4 million in 2006 to the qualified and non-qualified plan, respectively.

B. Defined Contribution Plans
The Company also maintains both qualified and non-qualified defined contribution plans (“Savings Plan” and “Non-Qualified Savings Plan”, respectively) covering U.S. employees. Under the plans, the Company contributes up to a maximum 3% of the participants’ compensation based on the contribution percentage of the employee. The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to Internal Revenue Code limitations. The Company’s incurred expenses related to these plans were $1.0 million, $1.0 million and $0.8 million for 2005, 2004 and 2003, respectively.

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees. Each non-U.S. office (Canada and Singapore) maintains a separate plan for the non-U.S. employees working in that location. The Company contributes various amounts based on salary, age, and/or years of service. The contributions as a percentage of salary for the branch offices range from 6% to 9%. The contributions are generally used to purchase pension benefits from local insurance providers. The Company’s incurred expenses related to these plans were $0.2 million, $0.2 million and $0.4 million for 2005, 2004 and 2003, respectively.

C. Post-retirement Plan
Beginning January 1, 2002, the Company established the Retiree Health Plan. This plan provides health care benefits for eligible retired employees (and their eligible dependents), who have elected coverage. The Company currently anticipates that most covered employees will become eligible for these benefits if they retire while working for the Company. The cost of these benefits is shared with the retiree. The Company accrues the post-retirement benefit expense during the period of the employee’s service.

A health care inflation rate for pre-Medicare claims of 10% in 2005 was assumed to change to 10% in 2006, decrease one percentage point annually to 5% in 2011 and then remain at that level.

A health care inflation rate for post-Medicare claims of 6% in 2005 was assumed to remain at 6% in 2006, decrease one percentage point annually to 5% in 2007 and then remain at that level.

Changes in the assumed health care cost trend can have a significant effect on the amounts reported for the health care plans. A one percent change in the rate would have the following effects on:

(Dollars in thousands)	Percentage Point Increase ($ Impact)	Percentage Point Decrease ($ Impact)
a. Effect on total service and interest cost components	$213	$(165)
b. Effect on accumulated post-retirement	$1,943	$(1,262)

Benefit expense for this plan for the year ended December 31, 2005, 2004 and 2003 was $0.9 million, $0.8 million and $0.7 million, respectively.

The following table summarizes the status of these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2005	2004
Change in projected benefit obligation:
Benefit obligation at beginning of year	$7,111	$6,870
Service cost	490	419
Interest cost	408	363
Actuarial (gain) loss
Assumption change	582	308
Liability loss (gain)	25	(817)
Benefits paid	(34)	(32)

Benefit obligation at end of year	8,582	7,111

Funded status	(8,582)	(7,111)
Unrecognized net loss	1,711	1,133

(Accrued) post-retirement benefit cost	$(6,871)	$(5,978)

Net periodic cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2005	2004	2003
Service cost	$490	$419	$372
Interest cost	408	363	358
Net loss recognition	29	17	20

Net periodic cost	$927	$799	$750

The following table summarizes the Accumulated Benefit Obligation for the years ended December 31, 2005 and 2004, respectively.

(Dollars in thousands)	Post-retirement Plan

Accumulated Benefit Obligation- 2005	$8,582
Accumulated Benefit Obligation- 2004	$7,111

13.     DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

A. Dividend Restrictions
Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement. In addition, no dividend may be paid in excess of unassigned earned surplus. At December 31, 2005, Everest Re had $232.8 million available for payment of dividends in 2006 without prior regulatory approval.

B. Statutory Financial Information
Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners (“NAIC”) and the Delaware Insurance Department. Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual. The capital and statutory surplus of Everest Re was $2,327.6 million (unaudited) and $2,093.2 million at December 31, 2005 and 2004, respectively. The statutory net loss of Everest Re was $26.9 million (unaudited) for the year ended December 31, 2005 and the statutory net income was $175.8 million and $164.6 million for the years ended December 31, 2004 and 2003, respectively.

14.     CONTINGENCIES

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company’s rights and obligations under insurance, reinsurance and other contractual agreements. In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it. In other matters, the Company is resisting attempts by others to collect funds or enforce alleged rights. These disputes arise from time to time and as they arise are addressed, and ultimately resolved, through informal and formal means, including negotiated resolution, arbitration and litigation. In all such matters, the Company believes that its positions are legally and commercially reasonable. While the final outcome of these matters cannot be predicted with certainty, the Company does not believe that any of these matters, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an adverse resolution of one or more of these items in any one quarter or fiscal year could have a material adverse effect on the Company’s results of operations in that period.

In 1993 and prior, the Company had a business arrangement with The Prudential wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at December 31, 2005 and 2004 was $155.3 million and $156.0 million, respectively.

Prior to its 1995 initial public offering, the Company had purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at December 31, 2005 and 2004 was $18.8 million and $17.4 million, respectively.

15.     RELATED-PARTY TRANSACTIONS

During the normal course of business, the Company, through its affiliates, engages in reinsurance and brokerage and commission business transactions, which management believes to be at arm’s length, with companies controlled by or affiliated with its outside directors. Such transactions, individually and in the aggregate, are not material to the Company’s financial condition, results of operations and cash flows.

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

These segments are managed in a carefully coordinated fashion with strong elements of central control with respect to pricing, risk management, monitoring aggregate exposures to catastrophe events, capital, investments and support operations. Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results. Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses and are analyzed using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commission and brokerage and other underwriting expenses by earned premium.

The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

Effective January 1, 2004, Everest Re sold the net assets of its United Kingdom branch to Bermuda Re, a Bermuda insurance company and direct subsidiary of Group, for $77.0 million. In connection with the sale, Everest Re provided Bermuda Re with a reserve indemnity agreement providing for indemnity payments of up to 90% of £25 million in the event December 31, 2002 loss and LAE reserves develop adversely. The impact on the financial statements for the year ended December 31, 2004 was a dividend to Group of $26.3 million as net assets sold exceeded the purchase price, an underwriting gain of $10.9 million due to the sale related transactions of the 2003 and 2002 whole account quota shares with Bermuda Re (discussed in Note 10) and an increase in the current period incurred losses of $41.7 million relating to liability under the reserve indemnity agreement with Bermuda Re, exhausting the limit available under this agreement at December 31, 2004. Business for the UK branch was previously reported as part of the Company’s International segment.

The following tables present the relevant underwriting results for the operating segments for the three years ended December 31:

U.S. Reinsurance
(Dollars in thousands)	2005	2004	2003

Gross written premiums	$1,386,170	$1,478,159	$1,752,302
Net written premiums	1,055,815	1,148,522	1,299,523
Premiums earned	$1,080,453	$1,155,317	$1,060,338
Incurred losses and loss adjustment expenses	1,152,427	947,467	764,794
Commission and brokerage	259,751	274,370	262,339
Other underwriting expenses	23,980	23,390	21,672

Underwriting (loss) gain	$(355,705)	$(89,910)	$11,533

U.S. Insurance
(Dollars in thousands)	2005	2004	2003

Gross written premiums	$932,469	$1,167,808	$1,069,527
Net written premiums	618,752	788,457	741,202
Premiums earned	$636,663	$726,344	$683,968
Incurred losses and loss adjustment expenses	415,379	540,734	520,360
Commission and brokerage	93,621	70,881	104,121
Other underwriting expenses	50,491	44,834	38,569

Underwriting gain	$77,172	$69,895	$20,918

Specialty Underwriting
(Dollars in thousands)	2005	2004	2003

Gross written premiums	$314,630	$487,072	$502,888
Net written premiums	222,526	364,256	385,684
Premiums earned	$224,555	$356,705	$399,194
Incurred losses and loss adjustment expenses	225,740	249,086	289,254
Commission and brokerage	55,564	94,680	100,720
Other underwriting expenses	6,756	7,069	6,475

Underwriting (loss) gain	$(63,505)	$5,870	$2,745

International
(Dollars in thousands)	2005	2004	2003

Gross written premiums	$706,584	$687,657	$968,891
Net written premiums	498,557	491,732	661,214
Premiums earned	$484,405	$471,970	$614,224
Incurred losses and loss adjustment expenses	409,274	316,517	425,259
Commission and brokerage	104,458	106,606	128,306
Other underwriting expenses	12,621	11,298	16,908

Underwriting (loss) gain	$(41,948)	$37,549	$43,751

The following table reconciles the underwriting results for the operating segments to (loss) income before tax as reported in the consolidated statements of operations and comprehensive income for the three years ended December 31:

(Dollars in thousands)	2005	2004	2003

Underwriting (loss) gain	$(383,986)	$23,404	$78,947
UK branch sale and related transactions	-	(30,714)	-

Underwriting (loss) gain	(383,986)	(7,310)	78,947
Net investment income	325,217	329,184	284,832
Realized gain (loss)	64,568	56,710	(22,883)
Corporate (expense) income	(6,235)	1,968	(2,111)
Interest expense	(73,178)	(75,539)	(57,288)
Other income (expense)	8,084	(73,403)	(13,976)

(Loss) income before taxes	$(65,530)	$231,610	$267,521

The comparability of the International segment underwriting results has been impacted by the sale of the UK branch from Everest Re to Bermuda Re. In order to provide comparability, the 2003 results for the International segment were adjusted to exclude the UK branch activity. Effectively, these adjustments remove the UK branch from 2003 in the International segment underwriting results, allowing for the comparability of the results period over period.

The following table reflects the underwriting results for the International segment as reported for the years ended December 31, 2005 and 2004 and proforma for the year ended December 31, 2003:

	Years Ended December 31,

	International Segment
(Dollars in thousands)	2005 As Reported	2004 As Reported	2003 Proforma

Gross written premiums	$706,584	$687,657	$525,410
Ceded written premiums	(208,027)	(195,925)	(190,089)

Net written premiums	$498,557	$491,732	$335,321
Premiums earned	$484,405	$471,970	$323,907
Incurred losses and loss adjustment expenses	409,274	316,517	222,515
Commission, brokerage, taxes and fees	104,458	106,606	67,142
Other underwriting expenses	12,621	11,298	9,734

Underwriting (loss) gain	$(41,948)	$37,549	$24,516

The Company produces business in its U.S. and international operations. The net income and assets of the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. Other than the U.S. no other country represented more than 5% of the Company’s revenues.

Approximately 18.5%, 17.5% and 15.7% of the Company’s gross written premiums in 2005, 2004 and 2003, respectively, were sourced through the Company’s largest intermediary.

17.     UNAUDITED QUARTERLY FINANCIAL DATA

(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2005 Operating data:
Gross written premiums	$879,484	$940,139	$825,264	$694,966
Net written premiums	648,640	675,591	630,040	441,379
Premiums earned	619,006	668,325	617,750	520,995
Net investment income	85,922	89,070	67,585	82,640
Net realized capital gain	1,485	18,203	18,633	26,247
Total claims and underwriting expenses	575,675	608,154	895,639	736,829
Net income (loss)	86,913	118,925	(173,552)	(27,580)
2004 Operating data:
Gross written premiums	$992,166	$892,652	$947,433	$988,444
Net written premiums	915,013	629,598	694,230	693,877
Premiums earned	800,719	607,905	688,087	732,440
Net investment income	65,823	95,331	81,227	86,803
Net realized capital (loss) gain	(27,046)	77,504	9,388	(3,136)
Total claims and underwriting expenses	781,159	524,828	732,852	795,654
Net income	7,340	159,791	7,699	643

EVEREST REINSURANCE HOLDINGS, INC.
SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES DECEMBER 31, 2005
Column A	Column B	Column C	Column D

(Dollars in thousands)	Cost	Market Value	Amount Shown In Balance Sheet

Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$71,913	$70,832	$70,832
State, municipalities and political subdivisions	3,614,957	3,760,280	3,760,280
Foreign government securities	357,513	378,658	378,658
Foreign corporate securities	434,400	451,868	451,868
Public utilities	70,006	70,618	70,618
All other corporate bonds	804,272	810,383	810,383
Mortgage pass-through securities	477,480	469,688	469,688
Redeemable preferred stock	20,000	24,366	24,366

Total fixed maturities-available for sale	5,850,541	6,036,693	6,036,693
Equity securities	859,425	1,023,784	1,023,784
Short-term investments	513,913	513,913	513,913
Other invested assets	215,364	216,791	216,791
Cash	66,194	66,194	66,194

Total investments and cash	$7,505,437	$7,857,375	$7,857,375

EVEREST REINSURANCE HOLDINGS, INC.
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT CONDENSED BALANCE SHEETS
	December 31,

(Dollars in thousands, except par value per share)	2005	2004

ASSETS:
Equity securities	$16,393	$57,529
Short-term investments	26,653	344,414
Cash	222	849
Investment in subsidiaries, at equity in the underlying net assets	2,724,925	2,565,045
Accrued investment income	280	257
Deferred tax asset	4,103	1,767
Current federal income tax receivable	2,360	14,259
Other assets	22,431	22,834

Total assets	$2,797,367	$3,006,954

LIABILITIES:
8.5% Senior notes due 3/15/2005	$-	$249,976
8.75% Senor notes due 3/15/2010	199,446	199,341
5.4% Senior notes due 10/15/2014	249,617	249,584
Junior subordinated debt securities	546,393	546,393
Accrued interest on debt and borrowings	10,041	16,426
Due to affiliates	1,085	1,492
Other liabilities	84	(50)

Total liabilities	1,006,666	1,263,162

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2005 and 2004)	-	-
Additional paid-in capital	292,281	271,652
Accumulated other comprehensive income, net of deferred income
taxes of $0.0 million at 2005 and $0.5 million at 2004	246,285	247,660
Retained earnings	1,252,135	1,247,430
Treasury shares, at cost; 0.0 million at 2005 and 0.5 million at 2004	-	(22,950)

Total stockholder's equity	1,790,701	1,743,792

Total liabilities and stockholder's equity	$2,797,367	$3,006,954

See notes to consolidated financial statements

EVEREST REINSURANCE HOLDINGS, INC.
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT CONDENSED STATEMENTS OF OPERATIONS
	Years Ended December 31,

(Dollars in thousands)	2005	2004	2003

REVENUES:
Net investment income	$4,638	$29,752	$598
Net realized capital gains	8,106	6,466	-
Other expense	(2,910)	(1,627)	(1,378)
Equity in undistributed change in retained earnings of subsidiaries	55,424	193,224	252,435

Total revenues	65,258	227,815	251,655

EXPENSES:
Interest expense	73,178	75,540	57,288
Other expense	2,002	1,492	831

Total expenses	75,180	77,032	58,119

(LOSS) INCOME BEFORE TAXES	(9,922)	150,783	193,536
Income tax benefit	(14,628)	(24,690)	(12,949)

NET INCOME	$4,706	$175,473	$206,485

See notes to consolidated financial statements

EVEREST REINSURANCE HOLDINGS, INC.
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT CONDENSED STATEMENTS OF CASHFLOWS
	Years Ended December 31,

(Dollars in thousands)	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,706	$175,473	$206,485
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in undistributed change in retained earnings of subsidiaries	(55,424)	(193,224)	(252,435)
Decrease in other assets and liabilities	515	1,491	697
(Decrease) increase in accrued interest on debt and borrowings	(6,385)	2,730	150
Decrease in federal income tax recoverable	11,898	-	-
(Increase) decrease in deferred tax asset	(1,839)	(13,567)	1,785
(Decrease) increase in due to affiliates	(407)	-	126
Accrual of bond discount	(974)	(807)	-
Amortization of underwriting discount on senior notes	162	204	181
Realized capital gains	(8,106)	(6,466)	-

Net cash used in operating activities	(55,854)	(34,166)	(43,011)

CASH FLOWS FROM INVESTING ACTIVITIES
Additional investment in subsidiaries, net of cash acquired	(179,907)	(148,181)	-
Proceeds (cost) from equity securities sold (acquired)	47,821	(44,566)	-
Net sales (purchases) of short-term securities	318,735	(321,457)	(5,684)
UK branch sale	-	(26,262)	-

Net cash provided by (used in) investing activities	186,649	(540,466)	(5,684)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends from treasury stock	199	181	235
Sale of treasury stock	38,261	-	-
Repayments on revolving credit agreement	-	(70,000)	-
(Repayment) issuance of senior notes	(250,000)	246,651	-
Issuance of junior subordinated debt securities, net	-	319,997	-
Tax benefit from stock options exercised	5,118	8,181	3,547
Dividend from subsidiaries	75,000	70,000	45,000

Net cash (used in) provided by financing activities	(131,422)	575,010	48,782

Net increase in cash	(627)	378	87
Cash, beginning of period	849	471	384

Cash, end of period	$222	$849	$471

See notes to consolidated financial statements

EVEREST REINSURANCE HOLDINGS, INC.
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J

Geographic Area (Dollars in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Adjustment Expenses	Unearned Premium Reserves	Premiums Earned	Net Investment Income	Incurred Loss and Loss Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Written Premium

December 31, 2005
Domestic	$153,603	$6,657,546	$1,203,970	$1,941,671	$296,796	$1,793,546	$408,936	$87,462	$1,897,093
International	48,623	1,071,625	183,906	484,405	28,421	409,274	104,458	12,621	498,557

Total	$202,226	$7,729,171	$1,387,876	$2,426,076	$325,217	$2,202,820	$513,394	$100,083	$2,395,650

December 31, 2004
Domestic	$163,600	$5,986,100	$1,226,099	$2,357,181	$305,707	$1,855,854	$470,893	$73,325	$2,440,986
International	40,524	860,804	161,073	471,970	23,477	316,517	106,606	11,298	491,732

Total	$204,124	$6,846,904	$1,387,172	$2,829,151	$329,184	$2,172,371	$577,499	$84,623	$2,932,718

December 31, 2003
Domestic	$169,765	$5,137,233	$1,134,706	$2,143,500	$247,941	$1,574,408	$467,180	$68,827	$2,426,409
International	50,912	1,089,845	222,965	614,224	36,891	425,259	128,306	16,908	661,214

Total	$220,677	$6,227,078	$1,357,671	$2,757,724	$284,832	$1,999,667	$595,486	$85,735	$3,087,623

EVEREST REINSURANCE HOLDINGS, INC.
SCHEDULE IV — REINSURANCE
Column A	Column B	Column C	Column D	Column E	Column F

(Dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Assumed to Net

December 31, 2005
Total property and liability
insurance premiums earned	$1,019,288	$914,468	$2,321,256	$2,426,076	95.8%
December 31, 2004
Total property and liability
insurance premiums earned	$1,142,632	$871,479	$2,557,998	$2,829,151	90.4%
December 31, 2003
Total property and liability
insurance premiums earned	$983,221	$1,002,846	$2,777,349	$2,757,724	100.7%