Form 10-Q
period 2006-03-31
EVEREST REINSURANCE HOLDINGS INC
filed 2006-05-15
CIK 914748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	Commission file number:
March 31, 2006	1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3263609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

477 Martinsville Road
PO Box HM 845
Liberty Corner, New Jersey 07938
(908) 604-3000
(Address, including zip code, and telephone number, including area code, of registrant's principal executive office)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject such the filing requirements for the past 90 days.

YES X	NO

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

               Large accelerated filer___ Accelerated filer___ Non-accelerated filer  X

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

YES	NO X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at May 01, 2006

Common Stock, $.01 par value	1,000

EVEREST REINSURANCE HOLDINGS, INC.

Index To Form 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements	Page

Consolidated Balance Sheets at March 31, 2006 (unaudited)
and December 31, 2005	3

Consolidated Statements of Operations and Comprehensive Income
for the three months ended March 31, 2006 and 2005 (unaudited)	4

Consolidated Statements of Changes in Shareholder’s Equity for the
three months ended March 31, 2006 and 2005 (unaudited)	5

Consolidated Statements of Cash Flows for the three months ended
March 31, 2006 and 2005 (unaudited)	6

Notes to Consolidated Interim Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operation	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	34

PART II

OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	35

Item 4. Submission of Matters to a Vote of Security Holders	35

Item 5. Other Information	35

Item 6. Exhibits	36
EVEREST REINSURANCE HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value per share)	March 31, 2006	December 31, 2005

	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value
(amortized cost: 2006, $6,041,705; 2005, $5,850,541)	$6,158,276	$6,036,693
Equity securities, at market value (cost: 2006, $862,271; 2005, $859,425)	1,101,733	1,023,784
Short-term investments	391,294	513,913
Other invested assets (cost: 2006, $246,877; 2005, $215,364)	248,211	216,791
Cash	61,825	66,194

Total investments and cash	7,961,339	7,857,375
Accrued investment income	84,346	82,561
Premiums receivable	1,059,638	1,053,994
Reinsurance receivables - unaffiliated	948,321	988,725
Reinsurance receivables - affiliated	1,579,003	1,537,355
Funds held by reinsureds	134,668	130,041
Deferred acquisition costs	209,982	202,226
Prepaid reinsurance premiums	387,350	398,583
Deferred tax asset	264,801	261,216
Current federal income tax receivable	6,327	73,256
Other assets	124,673	115,193

TOTAL ASSETS	$12,760,448	$12,700,525

LIABILITIES:
Reserve for losses and adjustment expenses	$7,747,766	$7,729,171
Unearned premium reserve	1,399,517	1,387,876
Funds held under reinsurance treaties	200,671	263,165
Contingent commissions	15,208	20,158
Other net payable to reinsurers	350,937	315,676
8.75% Senior notes due 3/15/2010	199,473	199,446
5.4% Senior notes due 10/15/2014	249,626	249,617
Junior subordinated debt securities payable	546,393	546,393
Accrued interest on debt and borrowings	9,041	10,041
Other liabilities	196,891	188,280

Total liabilities	10,915,523	10,909,823

Commitments & Contingencies (Note 4)
STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued (2006 and 2005)	-	-
Additional paid-in capital	296,199	292,281
Accumulated other comprehensive income, net of deferred income
taxes of $136.3 million at 2006 and $132.6 million at 2005	253,085	246,285
Retained earnings	1,295,641	1,252,136

Total stockholder's equity	1,844,925	1,790,702

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$12,760,448	$12,700,525

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC. CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
	Three Months Ended March 31,

(Dollars in thousands)	2006	2005

	(unaudited)
REVENUES:
Premiums earned	$603,678	$619,006
Net investment income	83,905	85,922
Net realized capital gains	9,020	1,485
Other expense	(13,047)	(3,667)

Total revenues	683,556	702,746

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	465,511	434,129
Commission, brokerage, taxes and fees	124,479	117,150
Other underwriting expenses	20,402	24,925
Interest expense on senior notes	7,786	12,235
Interest expense on junior subordinated debt	9,362	9,362
Amortization of bond issue costs	235	315
Interest and fee expense on credit facility	47	47

Total claims and expenses	627,822	598,163

INCOME BEFORE TAXES	55,734	104,583
Income tax expense	12,229	17,670

NET INCOME	$43,505	$86,913

Other comprehensive income (loss), net of tax	6,800	(67,842)

COMPREHENSIVE INCOME	$50,305	$19,071

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
	Three Months Ended March 31,

(Dollars in thousands, except share amounts)	2006	2005

	(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000
Issued during the period	-	-

Balance, end of period	1,000	1,000

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period	$292,281	$271,652
Tax benefit from stock options exercised	3,918	2,830
Dividend from parent	-	50

Balance, end of period	296,199	274,532

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	246,285	247,660
Net increase (decrease) during the period	6,800	(67,842)

Balance, end of period	253,085	179,818

RETAINED EARNINGS:
Balance, beginning of period	1,252,136	1,247,430
Net income	43,505	86,913

Balance, end of period	1,295,641	1,334,343

TREASURY SHARES AT COST:
Balance, beginning of period	-	(22,950)
Treasury shares acquired during the period	-	-

Balance, end of period	-	(22,950)

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$1,844,925	$1,765,743

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,

(Dollars in thousands)	2006	2005

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,505	$86,913
Adjustments to reconcile net income to net cash provided by
operating activities:
(Increase) decrease in premiums receivable	(3,993)	16,744
Increase in funds held by reinsureds, net	(67,498)	(32,105)
Decrease (increase) in reinsurance receivables	2,263	(92,476)
Increase in deferred tax asset	(7,246)	(15,132)
Increase in reserve for losses and loss adjustment expenses	9,627	83,061
Increase in unearned premiums	10,380	26,289
Decrease in other assets and liabilities, net	97,720	67,828
Amortization of bond premium	3,122	1,079
Amortization of underwriting discount on senior notes	36	58
Realized capital gains	(9,020)	(1,485)

Net cash provided by operating activities	78,896	140,774

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale	100,108	44,495
Proceeds from fixed maturities sold - available for sale	40,476	87,174
Proceeds from equity securities sold	26,985	-
Proceeds from other invested assets sold	3,266	284
Cost of fixed maturities acquired - available for sale	(323,296)	(131,182)
Cost of equity securities acquired	(25,069)	(153,058)
Cost of other invested assets acquired	(28,434)	(5,390)
Net sales of short-term securities	123,063	277,553
Net (decrease) increase in unsettled securities transactions	(9,627)	20,127

Net cash (used in) provided by investing activities	(92,528)	140,003

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from stock options exercised	3,918	2,830
Dividend from parent	-	50
Repayment of senior notes	-	(250,000)

Net cash provided by (used in) financing activities	3,918	(247,120)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	5,345	(2,786)

Net (decrease) increase in cash	(4,369)	30,871
Cash, beginning of period	66,194	53,887

Cash, end of period	$61,825	$84,758

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
Income taxes paid, net	$(52,439)	$36,782
Interest paid	$18,159	$28,784
Non-cash financing transaction:
Non-cash tax benefit from stock options exercised	$3,918	$2,830
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended March 31, 2006 and 2005

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

The unaudited consolidated financial statements of the Company for the three months ended March 31, 2006 and 2005 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2005, 2004 and 2003 included in the Company’s most recent Form 10-K filing.

2. New Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (“FASB”) issued the FASB Staff Position (“FSP”) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FAS 115-1”), which is effective for reporting periods beginning after December 15, 2005. FAS 115-1 addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses not recognized as other-than-temporary impairments. The Company adopted FAS 115-1 prospectively effective January 1, 2006. The Company believes that the unrealized losses in its investment portfolio are temporary in nature.

3. Capital Transactions

On December 1, 2005, Group and Holdings, under the new registration and offering revisions to the Securities Act of 1933, filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), as a Well Known Seasoned Issuer. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Everest Re Capital Trust III (“Capital Trust III”) is authorized to issue trust preferred securities.

o	On December 1, 2005, Group issued 2,298,000 of its common shares at a price of $102.89 per share, which resulted in $236.4 million of proceeds before expenses of approximately $0.3 million and Holdings sold Group shares it acquired in 2002 at a price of $102.89 per share, which resulted in $46.5 million of proceeds, before expenses of approximately $0.3 million.

On June 27, 2003, Group and Holdings filed a shelf registration statement on Form S-3 with the SEC, providing for the issuance of up to $975.0 million of securities. Generally, under this shelf registration statement, Group was authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings was authorized to issue debt securities and Everest Re Capital Trust II (“Capital Trust II”) and Capital Trust III were authorized to issue trust preferred securities. This shelf registration statement became effective on December 22, 2003 and was exhausted with the October 6, 2005 transaction described below. The following securities were issued pursuant to that registration statement.

o	On March 29, 2004, Capital Trust II, an unconsolidated affiliate, issued trust preferred securities resulting in a takedown from the shelf registration statement of $320.0 million. In conjunction with the issuance of Capital Trust II’s trust preferred securities, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Capital Trust II. Part of the proceeds from the junior subordinated debt securities issuance was used for capital contributions to Holdings’ operating subsidiaries.

o	On October 6, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. The net proceeds were used to retire existing debt of the Company, which was due and retired on March 15, 2005.

o	On October 6, 2005, Group expanded the size of the remaining shelf registration to $486.0 million by filing under Rule 462(b) of the Securities Act of 1933, as amended, and General Instruction IV of Form S-3 promulgated there under. On the same date, Group entered into an agreement to issue 5,200,000 of its common shares at a price of $91.50 per share, which resulted in $475.8 million in proceeds received on October 12, 2005, before expenses of approximately $0.3 million. This transaction effectively exhausted the December 22, 2003 shelf registration.

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

The Company continues to receive claims under expired contracts, both insurance and reinsurance, asserting alleged injuries and/or damages relating to or resulting from environmental pollution and hazardous substances, including asbestos (i.e. asbestos and environmental (“A&E”)). The Company’s asbestos claims typically involve potential liability for bodily injury from exposure to asbestos or for property damage resulting from asbestos or products containing asbestos. The Company’s environmental claims typically involve potential liability for (a) the mitigation or remediation of environmental contamination or (b) bodily injury or property damages caused by the release of hazardous substances into the land, air or water.

As of March 31, 2006, approximately 8% of the Company’s gross reserves are an estimate of the Company’s ultimate liability for A&E claims. This estimate is made based on judgmental assessment of the underlying exposures as the result of (1) long and variable reporting delays, both from insureds to insurance companies and from ceding companies to reinsurers; (2) historical data, which is more limited and variable on A&E losses than historical information on other types of casualty claims; and (3) unique aspects of A&E exposures for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims. Among the uncertainties are: (a) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of asbestos or environmental contamination; (c) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (d) changes in underlying laws and judicial interpretation of those laws; (e) the potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (f) questions concerning interpretation and application of insurance and reinsurance coverage; and (g) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

With respect to asbestos claims in particular, several additional factors have emerged in recent years that further compound the difficulty in estimating the Company’s liability. These developments include: (a) continued growth in the number of claims filed, in part reflecting a much more aggressive plaintiff bar and including claims against defendants who may only have a “peripheral” condition to asbestos; (b) a disproportionate percentage of claims filed by individuals with no functional injury, which should have little to no financial value but that have increasingly been considered in jury verdicts and settlements; (c) the growth in the number and significance of bankruptcy filings by companies as a result of asbestos claims (including, more recently, bankruptcy filings in which companies attempt to resolve their asbestos liabilities in a manner that is prejudicial to insurers and forecloses insurers from participating in the negotiation of asbestos related bankruptcy reorganization plans); (d) the concentration of claims in a small number of states that favor plaintiffs; (e) the growth in the number of claims that might impact the general liability portion of insurance policies rather than the product liability portion; (f) measures adopted by specific courts to ameliorate the worst procedural abuses; (g) an increase in settlement values being paid to asbestos claimants, especially those with cancer or functional impairment; (h) legislation in some states to address asbestos litigation issues; and (i) the potential that other states or the U.S. Congress may adopt legislation on asbestos litigation.

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

The following table summarizes incurred losses with respect to A&E on both a gross and net of retrocessional basis for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Gross basis:
Beginning of period reserves	$649,460	$728,325
Incurred losses	10,000	18,000
Paid losses	(19,825)	(21,500)

End of period reserves	$639,635	$724,825

Net basis:
Beginning of period reserves	$311,552	$303,335
Incurred losses	606	700
Paid losses	(11,124)	(6,575)

End of period reserves	$301,034	$297,460

The Company’s gross A&E liabilities stem from Mt. McKinley Insurance Company’s (“Mt. McKinley”) direct excess insurance business and Everest Re’s assumed business. At March 31, 2006, the gross reserves for A&E losses were comprised of $132.3 million representing case reserves reported by ceding companies, $160.0 million representing additional case reserves established by the Company on assumed reinsurance claims, $239.4 million representing case reserves established by the Company on direct excess insurance claims including Mt. McKinley and $107.9 million representing incurred but not reported reserves (“IBNR”). Approximately 88% or $561.6 million of gross A&E reserves relate to asbestos of which $306.5 million was for assumed business and $255.1 million was for direct excess business.

The Company’s net A&E liabilities reflect credit for reinsurance from Mt. McKinley as an affiliated reinsurer of Everest Re. Under a series of transactions dating to 1986, Mt. McKinley reinsured several components of Everest Re’s business. In particular, Mt. McKinley provided stop loss protection in connection with the Company’s October 5, 1995 initial public offering, for any adverse loss development on Everest Re’s June 30, 1995 (December 31, 1994 for catastrophe losses) reserves, with $375.0 million in limits, of which $17.1 million remains available (the “Stop Loss Agreement”). The Stop Loss Agreement and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the Company’s acquisition of Mt. McKinley. However, these contracts became transactions with affiliates effective on the date of the Mt. McKinley acquisition. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm’s length consideration, all of its net reinsurance exposures and reserves to Bermuda Re.

In connection with the acquisition of Mt. McKinley, which has significant exposure to A&E claims, LM Property and Casualty Insurance Company (“LM”) provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley’s reserves as of September 19, 2000 and The Prudential Insurance Company of America (“The Prudential”) guaranteed LM’s obligations to Mt. McKinley. Cessions under this reinsurance agreement exhausted the limit available under the contract at December 31, 2003.

With respect to Mt. McKinley, where the Company has a direct relationship with policyholders, the Company’s aggressive litigation posture and the uncertainties inherent in the asbestos coverage and bankruptcy litigation have provided an opportunity to actively engage in settlement negotiations with a number of those policyholders who have potentially significant asbestos liabilities. Those discussions are oriented towards achieving reasonable negotiated settlements that limit Mt. McKinley’s liability to a given policyholder to a sum certain. In 2004 and 2005 and thus far in 2006, the Company concluded such settlements or reached agreement in principle with 13 of its high profile policyholders. The Company has currently identified 10 policyholders based on their past claim activity and/or potential future liabilities as “High Profile Policyholders” and its settlement efforts are generally directed at such policyholders, in part because their exposures have developed to the point where both the policyholder and the Company have sufficient information to be motivated to settle. The Company believes that this active approach will ultimately result in a more cost-effective liquidation of Mt. McKinley’s liabilities than a passive approach, although it may also introduce additional variability in Mt. McKinley’s losses and cash flows as reserves are adjusted to reflect the development of negotiations and, ultimately, potentially accelerated settlements.

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

In 1993 and prior, the Company had a business arrangement with The Prudential wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at March 31, 2006 was $153.0 million.

Prior to its 1995 initial public offering, the Company purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at March 31, 2006 was $19.0 million.

5. Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Net unrealized appreciation (depreciation)
of investments, net of deferred income taxes	$3,529	$(66,119)
Currency translation adjustments, net of
deferred income taxes	3,271	430
Additional minimum pension liability	-	(2,153)

Other comprehensive income (loss), net of
deferred income taxes	$6,800	$(67,842)

6. Trust Agreements

A subsidiary of the Company, Everest Re, has established a trust agreement as security for assumed losses payable for a non-affiliated ceding company, which effectively uses Everest Re’s investments as collateral. At March 31, 2006, the total amount on deposit in the trust account was $21.3 million.

7. Senior Notes

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, the Company completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.50% senior notes due and retired on March 15, 2005.

Interest expense incurred in connection with these senior notes was $7.8 million and $12.2 million for the three months ended March 31, 2006 and 2005, respectively. Market value, which is based on quoted market price at March 31, 2006 and December 31, 2005, was $240.9 and $250.9 million, respectively, for the 5.40% senior notes and $221.3 million and $226.2 million, respectively, for the 8.75% senior notes.

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

Fair value, which is primarily based on quoted market price of the related trust preferred securities at March 31, 2006 and December 31, 2005, was $298.5 million and $293.5 million, respectively, for the 6.20% junior subordinated debt securities and $222.1 million and $220.5 million, respectively, for the 7.85% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $9.4 million for the three months ended March 31, 2006 and 2005.

Capital Trust and Capital Trust II are wholly owned finance subsidiaries of the Company.

Holdings considers that the mechanisms and obligations relating to the trust preferred securities, taken together, constitute a full and unconditional guarantee by Holdings of Capital Trust and Capital Trust II’s payment obligations with respect to their respective trust preferred securities.

Capital Trust and Capital Trust II will redeem all of the outstanding trust preferred securities when the junior subordinated debt securities are paid at maturity on November 15, 2032 and March 29, 2034, respectively. The Company may elect to redeem the junior subordinated debt securities, in whole or in part, at any time on or after November 14, 2007 and March 30, 2009, respectively. If such an early redemption occurs, the outstanding trust preferred securities would also be proportionately redeemed.

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

9. Credit Line

Effective October 10, 2003, Holdings entered into a three year, $150.0 million senior revolving credit facility with a syndicate of lenders, replacing the December 21, 1999, three year senior revolving credit facility, which expired on December 19, 2003. Both the October 10, 2003 and December 21, 1999 senior revolving credit agreements, which have similar terms, are referred to as the “Holdings Credit Facility”. Wachovia Bank is the administrative agent for the Holdings Credit Facility. The Holdings Credit Facility is used for liquidity and general corporate purposes. The Holdings Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either, (1) the Base Rate (as defined below) or (2) an adjusted London InterBank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate, in each case plus 0.5% per annum. The amount of margin and the fees payable for the Holdings Credit Facility depends upon Holdings senior unsecured debt rating.

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $1.0 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2002. As of March 31, 2006, the Company was in compliance with these covenants.

For the three months ended March 31, 2006 and 2005, there were no outstanding borrowings under the Holdings Credit Facility.

Interest expense and fees incurred in connection with the Holdings Credit Facility were $0.05 million for the three months ended March 31, 2006 and 2005.

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

These segments are managed in a carefully coordinated fashion with strong elements of central control with respect to pricing, risk management, monitoring aggregate exposures to catastrophe events, capital, investments and support operations. Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results. Underwriting results include earned premium less losses and loss adjustment expenses (“LAE”) incurred, commission and brokerage expenses and other underwriting expenses and are analyzed using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commission and brokerage and other underwriting expenses by earned premium.

The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance
	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Gross written premiums	$394,397	$349,800
Net written premiums	295,686	268,774
Premiums earned	$289,717	$265,299
Incurred losses and loss adjustment expenses	218,488	191,978
Commission and brokerage	67,397	57,437
Other underwriting expenses	4,776	5,713

Underwriting (loss) gain	$(944)	$10,171

U.S. Insurance
	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Gross written premiums	$218,006	$274,328
Net written premiums	156,322	199,772
Premiums earned	$140,977	$174,239
Incurred losses and loss adjustment expenses	105,983	124,718
Commission and brokerage	18,537	22,561
Other underwriting expenses	10,705	12,629

Underwriting gain	$5,752	$14,331

Specialty Underwriting
	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Gross written premiums	$64,026	$102,991
Net written premiums	48,327	74,566
Premiums earned	$51,734	$73,378
Incurred losses and loss adjustment expenses	57,058	49,854
Commission and brokerage	14,114	17,765
Other underwriting expenses	1,305	1,639

Underwriting (loss) gain	$(20,743)	$4,120

International
	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Gross written premiums	$175,522	$152,365
Net written premiums	125,916	105,528
Premiums earned	$121,250	$106,090
Incurred losses and loss adjustment expenses	83,982	67,579
Commission and brokerage	24,431	19,387
Other underwriting expenses	2,678	2,987

Underwriting gain	$10,159	$16,137

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Underwriting (loss) gain	(5,776)	$44,759
Net investment income	83,905	85,922
Realized gain	9,020	1,485
Corporate expense	(938)	(1,957)
Interest, fee and bond issue cost amortization expense	(17,430)	(21,959)
Other expense	(13,047)	(3,667)

Income before taxes	55,734	$104,583

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

The Company engages in reinsurance transactions with Bermuda Re and Everest International under which business is ceded for what management believes to be arm’s length consideration. These transactions include:

o	Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred all of its net insurance exposures and reserves to Bermuda Re.

o	Effective October 1, 2001, Everest Re and Bermuda Re entered into a loss portfolio reinsurance agreement, whereby Everest Re transferred all of its Belgium branch net insurance exposures and reserves to Bermuda Re and subsequently closed its Belgium branch.

o	For premiums earned and losses incurred for the period January 1, 2002 through December 31, 2002, Everest Re, Everest National Insurance Company and Everest Security Insurance Company entered into an Excess of Loss Reinsurance Agreement with Bermuda Re, covering workers’ compensation losses occurring on and after January 1, 2002, as respects new, renewal and in force policies effective on that date through December 31, 2002. Bermuda Re is liable for any loss exceeding $100,000 per occurrence, with its liability not to exceed $150,000 per occurrence.

o	Effective January 1, 2002 for the 2002 underwriting year, Everest Re ceded 20% of its net retained liability to Bermuda Re through a quota share reinsurance agreement (“whole account quota share”).

o	Effective January 1, 2003, Everest Re and Bermuda Re amended the whole account quota share, through which Everest Re previously ceded 20% of its business to Bermuda Re so that effective January 1, 2003 Everest Re ceded 25% to Bermuda Re of the net retained liability on all new and renewal policies underwritten during the term of this agreement.

o	Effective January 1, 2003, Everest Re entered into a whole account quota share with Bermuda Re, whereby Everest Re’s Canadian branch cedes to Bermuda Re 50% of its net retained liability on all new and renewal property business.

o	Effective January 1, 2004, Everest Re and Bermuda Re amended the whole account quota share through which Everest Re previously ceded 25% of its business to Bermuda Re so that effective January 1, 2004 Everest Re cedes 22.5% to Bermuda Re and 2.5% to Everest International of the net retained liability on all new and renewal covered business written during the term of this agreement. This amendment remained in effect through December 31, 2005.

o	Effective January 1, 2006, Everest Re, Bermuda Re and Everest International amended the whole account quota share so that for all new and renewal business recorded on or after January 1, 2006, Everest Re cedes 31.5% and 3.5% of its casualty business to Bermuda Re and Everest International, respectively, and Everest Re will cede 18.0% and 2.0% of its property business to Bermuda Re and Everest International, respectively. However, in no event shall the loss cessions to Bermuda Re and Everest International relating to any one occurrence on the property business exceed $125 million (20% of $625 million).

The following table summarizes the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, for the periods indicated:

Bermuda Re
	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Ceded written premiums	$175,170	$171,546
Ceded earned premiums	184,889	172,239
Ceded losses and LAE (a)	101,110	96,063
Everest International
	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Ceded written premiums	$18,786	$23,521
Ceded earned premiums	19,060	21,528
Ceded losses and LAE	11,425	11,708

(a)     Ceded losses and LAE include the Mt. McKinley loss portfolio transfer that constitutes losses ceded under retroactive reinsurance and therefore, in accordance with FAS 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” a deferred gain on retroactive reinsurance is reflected in other expenses on the consolidated statement of operations and comprehensive income.

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

12. Income Taxes

The company uses a projected annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” to calculate its quarterly tax expense. Under this methodology, when an interim quarter’s pre-tax income (loss) varies significantly from a full year’s income projection, the tax impact resulting from the income (loss) variance is effectively spread between the impacted quarter and the remaining quarters of the year, except for discreet items impacting an individual quarter.

PART I — Item 2.

EVEREST REINSURANCE HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

Industry Conditions

The worldwide reinsurance and insurance businesses are highly competitive, yet cyclical by product and market. Competition in the types of reinsurance and insurance business that the Company underwrites is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer or insurer by A.M. Best Company and/or Standard & Poor’s, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. These factors operate at the individual market participant level to varying degrees, as applicable to the specific participant’s circumstances. They also operate in aggregate across the reinsurance industry more generally, contributing, in combination with background economic conditions and variations in the reinsurance buying practices of insurance companies (by participant and in the aggregate), to cyclical movements in reinsurance rates, terms and conditions and ultimately reinsurance industry aggregate financial results.

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

Reinsurance pricing was generally flat to down during much of 2005, except for specific lines affected by the 2004 Florida hurricane activity, as a result of the relative profitability achieved by many reinsurers and the attendant build-up of capital following hard market conditions that had developed from 2001-2004. However, 2005 proved to be the worst year in the history of the industry in terms of insured catastrophe losses – led by Hurricanes Katrina, Rita and Wilma – which negatively impacted the financial results of a significant number of industry participants.

In its January 1, 2006 renewals, the Company observed strong price increases in those property lines and regions that incurred the largest losses in 2005 where reinsurance capacity was, and continues to be, most constrained, specifically for catastrophe covers in the southeastern U.S. and in the U.S. property and energy lines. The historic run-up in catastrophe losses also generally led to modest strengthening of non-catastrophe exposed property lines and price stabilization in most casualty insurance and reinsurance markets. Notable exceptions are the accident & health (“A&H”) and directors & officers (“D&O”) reinsurance classes and the California workers’ compensation insurance line, which continue to exhibit softening market conditions. While results varied by line and class, the Company generally maintained or enhanced its overall pricing levels on much of the business renewed in the first quarter. As property reinsurance market conditions have tightened, more cedants are raising retention levels and considering revisions to their reinsurance program structure to mitigate the impact of reinsurance pricing and coverage changes on their underlying insurance business. This dynamic, which occurs by cedant company and in the aggregate, is reflective of a fundamental disequilibrium between reinsurance supply and demand that the Company believes will resolve over the next several quarters and perhaps into 2007, likely resulting in a broad, albeit property line oriented market hardening.

With respect to property catastrophe markets in particular, the Company expects that as the U.S. hurricane season approaches, catastrophe pricing will further strengthen as the result of several factors that will accentuate the supply and demand imbalance. Reinsurers have reassessed their risk management approach and are seeking considerably improved price-to-exposure metrics. Revisions to the industry’s catastrophe loss projection models are indicating significantly higher loss potential and consequently higher pricing requirements. Rating agencies have raised the required capital levels for many cat-exposed companies and are scrutinizing those companies with excessive retained catastrophe exposures. In light of its 2005 catastrophe experience, the Company has reexamined its risk management practices, made modest adjustments and concluded that its risk management framework operated generally as intended.

The marketplace continues to offer quality, well-priced opportunities for the company given its strong ratings, distribution system, reputation and expertise. The Company continues to employ its opportunistic strategy of targeting those segments offering the best profit potential, while maintaining balance and diversification in its overall portfolio.

Financial Summary

The Company’s management monitors and evaluates overall Company performance based upon financial results. The following table displays a summary of the consolidated net income for the periods indicated:

	Three Months Ended March 31,		Percentage Increase/ (Decrease)
(Dollars in thousands)	2006	2005
Gross written premiums	$851,951	$879,484	-3.1%
Net written premiums	626,251	648,640	-3.5%
REVENUES:
Premiums earned	$603,678	$619,006	-2.5%
Net investment income	83,905	85,922	-2.3%
Net realized capital gains	9,020	1,485	NM
Other expense	(13,047)	(3,667)	NM

Total revenues	683,556	702,746	-2.7%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	465,511	434,129	7.2%
Commission, brokerage, taxes and fees	124,479	117,150	6.3%
Other underwriting expenses	20,402	24,925	-18.1%
Interest, fee and bond issue cost amortization expense	17,430	21,959	-20.6%

Total claims and expenses	627,822	598,163	5.0%

INCOME BEFORE TAXES	55,734	104,583	-46.7%
Income tax expense	12,229	17,670	-30.8%

NET INCOME	$43,505	$86,913	-49.9%

RATIOS:
Loss ratio	77.1%	70.1%
Commission and brokerage ratio	20.6%	18.9%
Other underwriting expense ratio	3.4%	4.0%

Combined ratio	101.1%	93.0%

	As of March 31, 2006	As of December 31, 2005
Stockholder's equity	$1,844.9	$1,790.7	3.0%

(NM, not meaningful)

The Company’s net income for the first quarter of 2006 decreased 50% compared to the first quarter of 2005. Results were negatively impacted by increased catastrophe loss estimates relating to 2005 Hurricanes Katrina, Rita and Wilma, which were approximately $48.8 million pre-tax and $31.7 million after-tax, both including the impact of reinstatement premiums. The increased loss estimates for the 2005 hurricanes reflect the unprecedented magnitude and nature of these losses and complexities surrounding claim and related settlement activities. These 2005 hurricane catastrophe loss impacts and the components of incurred losses in general, are discussed later in this summary, which generally addresses significant individual line items in the order of their appearance on the Company’s consolidated statements of operations and comprehensive income.

Catastrophe risk is a fundamental risk element to which the Company is exposed and its risk management framework considers such exposures carefully. As a consequence of the 2005 catastrophe experience, the Company has re-examined and adjusted its comprehensive framework of risk assessment, accumulation monitoring and risk mitigation seeking balance between risk versus reward in the context of changing market conditions. In this context, the Company is actively managing its catastrophe exposure by altering the business class mix and character of its catastrophe exposures.

Meanwhile, the Company is extremely well positioned to respond to generally improving market conditions in 2006 in the aftermath of unprecedented catastrophe losses in late 2005. First, the Company’s non-catastrophe operating fundamentals remain very strong. Second, the Company’s capital base is as strong as it has ever been. Third, the Company’s broad, diversified global franchise and low-cost operating platform provide a wide spectrum of business opportunities in a variety of product classes and markets. Lastly, the discipline with which the Company approaches its business remains intact, including its risk management control framework, causing it to look opportunistically at improving market conditions while providing its underwriters with the flexibility to decline business that does not meet its objectives regarding underwriting profitability.

Revenues.     Gross written premiums for the three months ended March 31, 2006 were $852.0 million, a decrease of 3.1% compared with $879.5 million for the three months ended March 31, 2005. This decrease reflects a 21% decline in insurance premiums, partially offset by a 5% increase in the Company’s reinsurance premiums.

Net written premiums, comprised of gross written premiums less ceded premiums, were $626.3 million for the three months ended March 31, 2006, a decrease of 3.5% compared with $648.6 million for the three months ended March 31, 2005. These reflect premiums ceded of $225.7 million (26.5% of gross written premiums) and $230.8 million (26.2% of gross written premiums) for the three months ended March 31, 2006 and 2005, respectively. The majority of the ceded premiums related to the quota share reinsurance contract between Everest Re and Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”) and Everest International Reinsurance, Ltd. (“Everest International”). Premiums earned were $603.7 million for the three months ended March 31, 2006, a decrease of 2.5% compared with $619.0 million for the three months ended March 31, 2005, comparable with the decline in net written premiums.

Net investment income was $83.9 million for the three months ended March 31, 2006, a decrease of 2.3% compared with $85.9 million for the three months ended March 31, 2005. The decline in investment income is attributable to a modest decline in the overall investment yield, driven by a larger portfolio of new investments allocated to equity securities and limited partnership investments. Equity securities tend to have a lower current yield than fixed maturities. The results from limited partnerships tend to fluctuate, decreasing $2.9 million, period over period.

Net realized capital gains were $9.0 million for the three months ended March 31, 2006, resulting from normal portfolio management activities, compared to net realized capital gains of $1.5 million for the three months ended March 31, 2005. The realized gains for the three months ended March 31, 2006 were primarily the result of $4.8 million from the sale of equity securities and $4.2 million from the sale of fixed maturities.

Other expenses increased primarily as a result of unfavorable fluctuations in currency exchange rates and to a lesser extent, the impact from additional cessions under a loss portfolio contract between Mt. McKinley Insurance Company (“Mt. McKinley”) and Bermuda Re.

Expenses.     Incurred losses and LAE were $465.5 million for the three months ended March 31, 2006, an increase of 7.2% compared with $434.1 million for the three months ended March 31, 2005. This increase in incurred losses and LAE was primarily the result of increases in prior period catastrophe reserve development, which increased $40.5 million, period over period. The catastrophe reserve development resulted in an 8.3 and 1.5 point increase in the loss and combined ratios for the three months ended March 31, 2006 and 2005, respectively. The major contributing factor to the increased catastrophe development was due to Hurricanes Katrina, Rita and Wilma, totaling $46.4 million. In addition, there was $4.9 million of less unfavorable non-catastrophe, non-asbestos and environmental (“A&E”) prior period reserve adjustments, period over period. Other contributing factors impacting the level of incurred losses and LAE related to changes in volume as measured by earned premium and changes in rates and terms.

Commission, brokerage and tax expense were $124.5 million and $117.2 million for the three months ended March 31, 2006 and 2005, respectively, with the increase largely due to changes in the Company’s business mix and a reduction in the ceding commission override on the quota share contract with Bermuda Re and Everest International.

Income Before Taxes, Taxes and Net Income. Income before taxes of $55.7 million for the three months ended March 31, 2006 decreased 50% when compared to $104.6 million for the three months ended March 31, 2005. This decrease generally reflected the changes, period over period, mentioned above.

The Company’s income tax expense for the three months ended March 31, 2006 of $12.2 million equates to an effective tax rate of 21.9% applied to its pre-tax income of $55.7 million. The effective tax rate is primarily a function of the statutory tax rates coupled with the impact from tax-preferenced investment income. The lower effective tax rate for the three months ended March 31, 2005 of 16.9% reflects the favorable impact of a deferred tax adjustment.

Net income of $43.5 million for the three months ended March 31, 2006 decreased when compared to $86.9 million for the three months ended March 31, 2005, primarily reflecting the impact of the unfavorable catastrophe development.

The Company’s stockholder’s equity increased to $1,844.9 million as of March 31, 2006 from $1,790.7 million as of December 31, 2005. The increase was primarily due to net income for the period.

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

These segments are managed in a carefully coordinated fashion with strong elements of central control with respect to pricing, risk management, monitoring aggregate exposures to catastrophic events, capital, investments and support operations. Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results. Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses and are analyzed using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commission and brokerage and other underwriting expenses by earned premium.

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance
	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Gross written premiums	$394,397	$349,800
Net written premiums	295,686	268,774
Premiums earned	$289,717	$265,299
Incurred losses and loss adjustment expenses	218,488	191,978
Commission and brokerage	67,397	57,437
Other underwriting expenses	4,776	5,713

Underwriting (loss) gain	$(944)	$10,171

U.S. Insurance
	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Gross written premiums	$218,006	$274,328
Net written premiums	156,322	199,772
Premiums earned	$140,977	$174,239
Incurred losses and loss adjustment expenses	105,983	124,718
Commission and brokerage	18,537	22,561
Other underwriting expenses	10,705	12,629

Underwriting gain	$5,752	$14,331

Specialty Underwriting
	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Gross written premiums	$64,026	$102,991
Net written premiums	48,327	74,566
Premiums earned	$51,734	$73,378
Incurred losses and loss adjustment expenses	57,058	49,854
Commission and brokerage	14,114	17,765
Other underwriting expenses	1,305	1,639

Underwriting (loss) gain	$(20,743)	$4,120

International
	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Gross written premiums	$175,522	$152,365
Net written premiums	125,916	105,528
Premiums earned	$121,250	$106,090
Incurred losses and loss adjustment expenses	83,982	67,579
Commission and brokerage	24,431	19,387
Other underwriting expenses	2,678	2,987

Underwriting gain	$10,159	$16,137

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Underwriting (loss) gain	$(5,776)	$44,759
Net investment income	83,905	85,922
Realized gain	9,020	1,485
Corporate expenses	(938)	(1,957)
Interest, fee and bond issue cost amortization expense	(17,430)	(21,959)
Other expense	(13,047)	(3,667)

Income before taxes	$55,734	$104,583

Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005

Premiums Written. Gross written premiums decreased 3.1% to $852.0 million in the three months ended March 31, 2006 from $879.5 million in the three months ended March 31, 2005. The decrease in gross written premiums was due to a 37.8% ($39.0 million) decrease in the Specialty Underwriting operation, resulting primarily from a $33.5 million decrease in A&H business, as pricing for this business continues to be difficult, and a $6.2 million decrease in marine and aviation business, partially offset by a $0.7 million increase in surety business. The U.S. Insurance operation decreased 20.5% ($56.3 million), mainly reflecting continued retrenchment in our California workers’ compensation and credit business. The International operation increased 15.2% ($23.2 million), primarily due to a $17.2 million increase in international business written through the Miami and New Jersey offices, representing primarily Latin American business, a $3.6 million increase in Canadian business and a $3.0 million increase in Asian business. The U.S. Reinsurance operation increased 12.7% ($44.6 million), principally reflecting a $52.1 million increase in treaty property business and $2.0 million increase in facultative business, partially offset by a $9.9 million decrease in treaty casualty business.

Ceded premiums decreased to $225.7 million for the three months ended March 31, 2006 from $230.8 million for the three months ended March 31, 2005. Ceded premiums relate primarily to quota share reinsurance agreements between Everest Re and, Bermuda Re and Everest International.

Net written premiums decreased by 3.5% to $626.3 million for the three months ended 31, 2006 from $648.6 million for the three months ended March 31, 2005, reflecting the $27.5 million decrease in gross written premiums combined with the $15.1 million decrease in ceded premiums.

Premium Revenues. Net premiums earned decreased by 2.5% to $603.7 million for the three months ended March 31, 2006 from $619.0 million for the three months ended March 31, 2005. Contributing to this decrease was a 29.5% ($21.6 million) decrease in the Specialty Underwriting operation, a 19.1% ($33.3 million) decrease in the U.S. Insurance operation, partially offset by a 14.3% ($15.2 million) increase in the International operation and a 9.2% ($24.4 million) increase in the U.S. Reinsurance operation. Included in net premiums earned for the three months ended March 31, 2006, was a reduction of $1.0 million of reinstatement premiums. All of these changes reflect period to period changes in net written premiums and business mix, together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items. Changes in estimates related to the reporting patterns of ceding companies also affect premiums earned.

Expenses
Incurred Losses and LAE. Incurred losses and LAE increased by 7.2% to $465.5 million for the three months ended March 31, 2006 from $434.1 million for the three months ended March 31, 2005. The increase in incurred losses and LAE was principally attributable to a $40.5 million increase in prior period estimated catastrophe losses, period over period. Incurred losses and LAE for the three months ended March 31, 2006 reflected ceded losses and LAE of $131.3 million compared to ceded losses and LAE for the three months ended March 31, 2005 of $145.5 million. The decrease in ceded losses was primarily the result of fluctuation in losses ceded under the specific reinsurance coverages purchased by the U.S. Insurance operation.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by net premiums earned, increased by 7.0 percentage points to 77.1% for the three months ended March 31, 2006 from 70.1% for the three months ended March 31, 2005, reflecting the impact of the changes in premiums earned and incurred losses and LAE discussed above, as well as changes in the underlying business mix and aggregate rates, terms and conditions.

The following table shows the loss ratios for each of the Company’s operating segments for the three months ended March 31, 2006 and 2005. The loss ratios for all operations were impacted by the factors noted above.

Segment Loss Ratios
Segment	2006	2005
U.S. Reinsurance	75.4%	72.4%
U.S. Insurance	75.2%	71.6%
Specialty Underwriting	110.3%	67.9%
International	69.3%	63.7%

The segment components of the increase in incurred losses and LAE for the three months ended March 31, 2006 from the three months ended March 31, 2005 were a 24.3% ($16.4 million) increase in the International operation, a 14.5% ($7.2 million) increase in the Specialty Underwriting operation, a 13.8% ($26.5 million) increase in the U.S. Reinsurance operation, partially offset by a 15.0% ($18.7 million) decrease in the U.S. Insurance operation.

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

The following table shows the net catastrophe losses for each of the Company’s operating segments for the three months ended March 31, 2006 and 2005:

(Dollars in thousands)
Segment Net Catastrophe Incurred Losses
Segment	2006	2005
U.S. Reinsurance	$15.5	$1.0
U.S. Insurance	0.3	-
Specialty Underwriting	23.3	1.6
International	10.8	6.8

Total	$49.9	$9.4

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events and are net of reinsurance. The Company defines a catastrophe as a property event with expected reported losses of at least $5.0 million before corporate level reinsurance and taxes. Effective for the third quarter 2005, industrial risk losses were excluded from catastrophe losses with prior periods adjusted for comparison purposes. Catastrophe losses, net of contract specific cessions, were $49.9 million for the three months ended March 31, 2006, relating principally to aggregate estimated losses mainly driven by the 2005 Hurricanes Katrina ($11.9 million), Rita ($2.8 million) and Wilma ($31.7 million) and other catastrophe unfavorable development of $3.5 million. Estimates are subject to considerable uncertainly due to the timing, complexity and nature of the underlying ceded company exposures. These estimates reflect management’s best judgment based on all available information, but ultimate losses could differ, perhaps materially. Catastrophe losses, net of contract specific cessions, were $ 9.4 million for the three months ended March 31, 2005, relating principally to aggregate estimated additional losses of $12.8 million from the 2004 catastrophe events, which were partially offset by $3.4 million of net reserve takedowns related to pre-2004 catastrophes.

The following table shows net prior period reserve adjustments for each of the Company’s operating segments for the three months ended March 31, 2006 and 2005:

(Dollars in thousands)
Segment Net Prior Period Reserve Adjustments
Segment	2006	2005
U.S. Reinsurance	$41.9	$14.4
U.S. Insurance	(21.2)	(3.6)
Specialty Underwriting	19.8	1.7
International	14.1	6.6

Total	$54.6	$19.1

Net unfavorable prior period reserve adjustments for the three months ended March 31, 2006 were $54.6 million compared to $19.1 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, the net unfavorable reserve adjustments included net unfavorable catastrophe development of $49.9 million, net unfavorable non-A&E, non-catastrophe adjustments of $4.1 million and net unfavorable A&E adjustments of

$0.6 million. The reserve adjustments for the three months ended March 31, 2005 included net unfavorable catastrophe development of $9.4 million, non-A&E, non-catastrophe net unfavorable adjustments of $9.0 million and net unfavorable A&E adjustments of $0.7 million.

The U.S. Reinsurance segment accounted for $41.9 million of net unfavorable prior period reserve adjustments for the three months ended March 31, 2006, which included $25.8 million of net unfavorable non-A&E, non-catastrophe prior period reserve adjustments mainly relating to the facultative and treaty casualty business. For the three months ended March 31, 2005, net unfavorable prior period reserve adjustments were $14.4 million, which included net unfavorable catastrophe development of $9.4 million, net unfavorable non-A&E, non-catastrophe development of $4.3 million and net unfavorable A&E development of $0.7 million.

The U.S. Insurance segment reflected $21.2 million and $3.6 million of net favorable prior period reserve adjustments for the three months ended March 31, 2006 and 2005, respectively. These favorable prior period reserve adjustments related principally to the California workers’ compensation business for the 2004 accident year due to the results of benefit reform.

The Specialty Underwriting segment had $19.8 million and $1.7 million of net unfavorable prior period reserve adjustments for the three months ended March 31, 2006 and 2005, respectively. The March 31, 2006 net unfavorable prior period reserve adjustments related principally to catastrophe loss development on the marine class of business.

The International segment had $14.1 million and $6.6 million net unfavorable prior period reserve adjustments for the three months ended March 31, 2006 and 2005, respectively. The March 31, 2006 net unfavorable prior period reserve development related primarily to catastrophe development on the Canadian and International business.

In all cases, the prior period reserve development, sometimes referred to as reserve strengthening, reflects management’s judgment as to the implications of losses and claim information reported during the period on the Company’s reserve balances.

Underwriting Expenses. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 24.0% for the three months ended March 31, 2006 compared to 22.9% for the three months ended March 31, 2005.

The following table shows the expense ratios for each of the Company’s operating segments for the three months ended March 31, 2006 and 2005.

Segment Expense Ratios
Segment	2006	2005
U.S. Reinsurance	24.9%	23.8%
U.S. Insurance	20.7%	20.2%
Specialty Underwriting	29.8%	26.5%
International	22.3%	21.1%

Segment underwriting expenses increased by 2.7% to $143.9 million in the thee months ended March 31, 2006 from $140.1 million in the three months ended March 31, 2005. Commission, brokerage, taxes and fees increased by $7.3 million, principally reflecting changes in the mix of business. Segment other underwriting expenses decreased by $3.5 million, primarily due to a decrease in other fees and assesments. Contributing to the segment underwriting expense increases were a 21.2% ($4.7 million) increase in the International operation, a 14.3% ($9.0 million) increase in the U.S. Reinsurance operation, partially offset by a 20.5% ($4.0 million) decrease in the

Specialty Underwriting operation and a 16.9% ($6.0 million) decrease in the U.S. Insurance operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance, as well as the underwriting performance of the underlying business.

The Company’s combined ratio, which is the sum of the loss and expense ratios, increased by 8.1 percentage points to 101.1% in the three months ended March 31, 2006 compared to 93.0% in the three months ended March 31, 2005, primarily due to the increase resulting from development on the catastrophe losses and increased expenses due to the change in business mix.

The following table shows the combined ratios for each of the Company’s operating segments for the three months ended March 31, 2006 and 2005. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios
Segment	2006	2005
U.S. Reinsurance	100.3%	96.2%
U.S. Insurance	95.9%	91.8%
Specialty Underwriting	140.1%	94.4%
International	91.6%	84.8%

Investment Results. Net investment income decreased 2.3% to $83.9 million for three months ended March 31, 2006 from $85.9 million for three months ended March 31, 2005, principally attributable a modest decline in the overall investment yield, driven by a larger portion of new investments allocated to equity securities and limited partnership investments. Equity securities tend to have a lower current yield than fixed maturities and limited partnership tend to fluctuate period over period.

The following table shows a comparison of various investment yields for the periods indicated:

	2006	2005
Imbedded pre-tax yield of cash and invested assets at
March 31 and December 31	4.5%	4.5%
Imbedded after-tax yield of cash and invested assets at
March 31 and December 31	3.7%	3.6%
Annualized pre-tax yield on average cash and invested
assets for the three months ended March 31	4.4%	4.8%
Annualized after-tax yield on average cash and invested
assets for the three months ended March 31	3.6%	3.8%

Net realized capital gains were $9.0 million for the three months ended March 31, 2006, which reflected gains of $4.8 million on the sale of equity securities and $4.2 million on the sale of fixed maturities. Net realized capital gains were $1.5 million for the three months ended March 31, 2005, which reflected realized capital gains of $5.0 million, partially offset by realized capital losses of $3.5 million, all from fixed maturities.

Corporate, Non-allocated Expenses. Other expense for the three months ended March 31, 2006 and 2005 was $13.0 million and $3.7 million, respectively. The change in other expense for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 was primarily due to increased deferrals of recoverables under a retroactive reinsurance agreement with an affiliate as well as increased foreign exchange loss.

Corporate underwriting expenses not allocated to segments decreased to $1.0 million for the three months ended March 31, 2006 from $2.0 million for the three months ended March 31, 2005.

Interest, fees and bond issue cost amortization expense for the three months ended March 31, 2006 and 2005 were $17.4 million and $22.0 million, respectively. Interest, fees and bond issue cost amortization expense for the three months ended March 31, 2006 included $7.8 million related to the senior notes, $9.4 million related to the junior subordinated debt securities, $0.2 million related to the bond issue cost amortization and $0.05 million related to the credit line under the Company’s revolving credit facilities. Interest, fees and bond issue cost amortization expense for the three months ended March 31, 2005 included $12.2 million related to the senior notes, $9.4 million related to the junior subordinated debt securities, $0.3 million to the bond issue cost amortization and $0.05 million related to borrowings under the Company’s revolving credit facilities. Interest expense on senior notes decreased due to the retirement on March 15, 2005 of the 8.5% senior notes issued on March 14, 2000.

Income Taxes. The Company’s income tax expense is primarily a function of its statutory tax rate, the level of its pre-tax income and the impact from tax preferenced investment income. The Company recognized income tax expense of $12.2 million for the three months ended March 31, 2006 compared to $17.7 million for the three months ended March 31, 2005.

Net Income. Net income was $43.5 million for the three months ended March 31, 2006 compared to $86.9 million for the three months ended March 31, 2005.

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

The Company’s current investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with its current and projected operating results, market conditions and the Company’s tax position. The fixed maturities in the investment portfolio are comprised of non-trading available for sale securities. Additionally, the Company invests in equity securities which it believes will enhance the risk-adjusted total return of the investment portfolio.

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

The Company’s $8.0 billion investment portfolio at March 31, 2006, is principally comprised of fixed maturity securities, which are subject to interest rate risk and foreign currency rate risk, and equity securities, which are subject to equity price risk. The impact of these risks on the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, due to change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the

$500.9 million of mortgage-backed securities in the $6,158.3 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on the Company’s fixed maturity portfolio (including $391.3 million of short-term investments) as of March 31, 2006 based on parallel and immediate 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

As of March 31, 2006 Interest Rate Shift in Basis Points
	-200	-100	0	100	200

Total Market Value	$7,209.3	$6,886.9	$6,549.6	$6,176.1	$5,793.1
Market Value Change from Base (%)	10.1%	5.2%	0.0%	-5.7%	-11.6%
Change in Unrealized Appreciation
After-tax from Base ($)	$428.9	$219.3	$-	$(242.8)	$(491.7)

The Company had $7,747.8 million and $7,729.2 million of reserves for loss and LAE as of March 31, 2006 and December 31, 2005, respectively. These amounts are recorded at their nominal or estimated ultimate payment amount, as opposed to fair value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the fair value of the reserves is less than the nominal value. As interest rates rise, the fair value of the reserves decreases and, conversely, if interest rates decline, the fair value will increase. These movements are the opposite of the interest rate impacts on the fair value of investments since reserves are future obligations. While the difference between fair value and nominal value is not reflected in the Company’s financial statements, the Company’s financial results will include investment income over time from the investment portfolio until the claims are paid. The Company’s loss and loss reserve obligations have an expected duration that is reasonably consistent with the Company’s fixed income portfolio. The existence of such obligations, and the variable differential between ultimate and fair value, which in theory applies equally to invested assets and insurance liability, provides substantial mitigation of the economic effects of interest rate variability even though such mitigation is not reflected in the Company’s financial statements.

Equity risk is the potential change in market value of the common stock and preferred stock portfolios arising from changing equity prices. The Company’s equity investment are mainly exchange traded and mutual funds, which invest principally in high quality common and preferred stocks that are traded on the major exchanges in the U.S. The primary objective in managing the equity portfolio is to provide long-term capital growth through market appreciation and income.

The table below displays the impact on market value and after-tax unrealized appreciation of a 20% change in equity prices up and down in 10% increments for the period indicated. The growth in exposure is primarily due to the growth in the equity portfolio. All amounts are in U.S. dollars and are presented in millions.

As of March 31, 2006 Change in Equity Values in Percent
	-20%	-10%	0%	10%	20%
Market Value of the Equity Portfolio	$881.4	$991.6	$1,101.7	$1,211.9	$1,322.1
After-tax Change in Unrealized
Appreciation	$(143.2)	$(71.6)	$-	$71.6	$143.2

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of the Company’s non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, the Company prefers to maintain the capital of its operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. The Company mitigates foreign exchange exposure by a general matching of the currency and duration of its assets to its corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52, the Company translates the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of March 31, 2006 there has been no material change in exposure to foreign exchange rates as compared to December 31, 2005.

Safe Harbor Disclosure. This report contains forward-looking statements within the meaning of the U.S. federal securities laws. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding the Company’s reserves for losses and LAE, including reserves for A&E claims, the adequacy of the Company’s provision for uncollectible balances, estimates of the Company’s catastrophe exposure, the effects of catastrophic events, including the most recent hurricanes, on the Company’s financial statements and the ability of the Company’s subsidiaries to pay dividends. Forward-looking statements only reflect the Company’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from the Company’s expectations. Important factors that could cause the Company’s actual events or results to be materially different from the Company’s expectations include the uncertainties that surround the estimating of reserves for losses and LAE, those discussed in Note 4 of Notes to Consolidated Financial Statements (unaudited) included in this report and the risks described under the caption “Risk Factors” in the Company’s most recent Annual Report on Form 10-K, Part I, Item 1A. The Company undertakes no obligation to update or revise publicly any forward looking statements, whether as a result of new information, future events or otherwise.

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

PART II – Item 1A. Risk Factors

No material changes.

PART II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

PART II – Item 3. Defaults Upon Senior Securities

None.

PART II - Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II – Item 5. Other Information

None.

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

Dated: May 15, 2006