Form 10-Q
period 2006-06-30
EVEREST REINSURANCE HOLDINGS INC
filed 2006-08-14
CIK 914748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	Commission file number:
June 30, 2006	1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3263609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

               Large accelerated filer___ Accelerated filer___ Non-accelerated filer  X

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

YES	NO X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at August 01, 2006

Common Stock, $.01 par value	1,000

EVEREST REINSURANCE HOLDINGS, INC.

Index To Form 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements	Page

Consolidated Balance Sheets at June 30, 2006 (unaudited)
and December 31, 2005	3

Consolidated Statements of Operations and Comprehensive Income
for the three and six months ended June 30, 2006 and 2005 (unaudited)	4

Consolidated Statements of Changes in Shareholders’ Equity for the
three and six months ended June 30, 2006 and 2005 (unaudited)	5

Consolidated Statements of Cash Flows for the three and six months ended
June 30, 2006 and 2005 (unaudited)	6

Notes to Consolidated Interim Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operation	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	42

PART II

OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults Upon Senior Securities	43

Item 4. Submission of Matters to a Vote of Security Holders	43

Item 5. Other Information	43

Item 6. Exhibits	44
EVEREST REINSURANCE HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value per share)	June 30, 2006	December 31, 2005

	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value
(amortized cost: 2006, $5,972,443; 2005, $5,850,541)	$6,017,881	$6,036,693
Equity securities, at market value (cost: 2006, $910,973; 2005, $859,425)	1,118,867	1,023,784
Short-term investments	507,934	513,913
Other invested assets (cost: 2006, $242,332; 2005, $215,364)	243,860	216,791
Cash	84,716	66,194

Total investments and cash	7,973,258	7,857,375
Accrued investment income	87,044	82,561
Premiums receivable	974,718	1,053,994
Reinsurance receivables - unaffiliated	911,379	988,725
Reinsurance receivables - affiliated	1,619,022	1,537,355
Funds held by reinsureds	131,311	130,041
Deferred acquisition costs	218,327	202,226
Prepaid reinsurance premiums	394,379	398,583
Deferred tax asset	294,241	261,216
Current federal income tax receivalbe	44	73,256
Other assets	111,123	115,193

TOTAL ASSETS	$12,714,846	$12,700,525

LIABILITIES:
Reserve for losses and loss adjustment expenses	$7,586,127	$7,729,171
Unearned premium reserve	1,382,262	1,387,876
Funds held under reinsurance treaties	178,315	263,165
Contingent commissions	13,154	20,158
Other net payable to reinsurers	454,104	315,676
8.75% Senior notes due 3/15/2010	199,502	199,446
5.4% Senior notes due 10/15/2014	249,635	249,617
Junior subordinated debt securities payable	546,393	546,393
Accrued interest on debt and borrowings	10,041	10,041
Other liabilities	190,728	188,280

Total liabilities	10,810,261	10,909,823

Commitments & Contingencies (Note 4)
STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued (2006 and 2005)	-	-
Additional paid-in capital	296,391	292,281
Accumulated other comprehensive income, net of deferred income
taxes of $102.9 million at 2006 and $132.6 million at 2005	191,171	246,285
Retained earnings	1,417,023	1,252,136

Total stockholder's equity	1,904,585	1,790,702

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$12,714,846	$12,700,525

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2006	2005	2006	2005

	(unaudited)		(unaudited)

REVENUES:
Premiums earned	$501,488	$668,325	$1,105,166	$1,287,331
Net investment income	91,922	89,070	175,827	174,992
Net realized capital gains	2,204	18,203	11,224	19,688
Other income (expense)	7,013	5,500	(6,034)	1,833

Total revenues	602,627	781,098	1,286,183	1,483,844

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	307,334	429,323	772,845	863,452
Commission, brokerage, taxes and fees	95,567	154,034	220,046	271,184
Other underwriting expenses	24,736	24,839	45,138	49,764
Interest expense on senior notes	7,787	7,709	15,573	19,944
Interest expense on junior subordinated debt	9,362	9,362	18,724	18,724
Amortization of bond issue costs	234	235	469	550
Interest and fee expense on credit facility	47	47	94	94

Total claims and expenses	445,067	625,549	1,072,889	1,223,712

INCOME BEFORE TAXES	157,560	155,549	213,294	260,132
Income tax expense	36,178	36,624	48,407	54,294

NET INCOME	$121,382	$118,925	$164,887	$205,838

Other comprehensive (loss) income, net of tax	(61,914)	79,952	(55,114)	12,110

COMPREHENSIVE INCOME	$59,468	$198,877	$109,773	$217,948

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands, except share amounts)	2006	2005	2006	2005

	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000

Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period	$296,199	$274,532	$292,281	$271,652
Tax benefit from stock options exercised	192	460	4,110	3,290
Dividend from parent	-	49	-	99

Balance, end of period	296,391	275,041	296,391	275,041

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	253,085	179,818	246,285	247,660
Net (decrease) increase during the period	(61,914)	79,952	(55,114)	12,110

Balance, end of period	191,171	259,770	191,171	259,770

RETAINED EARNINGS:
Balance, beginning of period	1,295,641	1,334,343	1,252,136	1,247,430
Net income	121,382	118,925	164,887	205,838

Balance, end of period	1,417,023	1,453,268	1,417,023	1,453,268

TREASURY SHARES AT COST:
Balance, beginning of period	-	(22,950)	-	(22,950)

Balance, end of period	-	(22,950)	-	(22,950)

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$1,904,585	$1,965,129	$1,904,585	$1,965,129

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2006	2005	2006	2005

	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$121,382	$118,925	$164,887	$205,838
Adjustments to reconcile net income to net cash provided by
operating activities:
Decrease (increase) in premiums receivable	86,276	(86,635)	82,283	(69,891)
Increase in funds held by reinsureds, net	(19,586)	(30,687)	(87,084)	(62,792)
Decrease in reinsurance receivables	1,552	273,557	3,815	181,081
Decrease (increase) in deferred tax asset	3,963	3,001	(3,283)	(12,131)
(Decrese) increase in reserve for losses and loss adjustment expenses	(175,976)	103,822	(166,349)	186,883
(Decrease) increase in unearned premiums	(19,119)	(7,449)	(8,739)	18,840
Decrease (increase) in other assets and liabilities, net	78,645	(187,540)	176,365	(119,712)
Amortization of bond premium/(accrual of bond discount)	2,630	(1,987)	5,752	(908)
Amortization of underwriting discount on senior notes	37	33	73	91
Realized capital gains	(2,204)	(18,203)	(11,224)	(19,688)

Net cash provided by operating activities	77,600	166,837	156,496	307,611

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale	108,465	92,100	208,573	136,595
Proceeds from fixed maturities sold - available for sale	386	638,512	40,862	725,686
Proceeds from equity securities sold	66,597	9,410	93,582	9,410
Proceeds from other invested assets sold	20,821	21,358	24,087	21,642
Cost of fixed maturities acquired - available for sale	(26,323)	(596,640)	(349,619)	(727,822)
Cost of equity securities acquired	(94,976)	(206,449)	(120,045)	(359,507)
Cost of other invested assets acquired	(23,642)	(67,761)	(52,076)	(73,151)
Net (purchase) sales of short-term securities	(115,398)	(52,996)	7,665	224,557
Net increase (decrease) in unsettled securities transactions	8,371	(26,053)	(1,256)	(5,926)

Net cash used in investing activities	(55,699)	(188,519)	(148,227)	(48,516)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from stock options exercised	192	460	4,110	3,290
Dividend from parent	-	49	-	99
Repayment of senior notes	-	-	-	(250,000)

Net cash provided by (used in) financing activities	192	509	4,110	(246,611)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	798	(1,083)	6,143	(3,869)

Net increase (decrease) in cash	22,891	(22,256)	18,522	8,615
Cash, beginning of period	61,825	84,758	66,194	53,887

Cash, end of period	$84,716	$62,502	$84,716	$62,502

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
Income taxes paid, net	$24,640	$69,155	$(27,799)	$105,937
Interest paid	$16,160	$16,272	$34,319	$45,056
Non-cash financing transaction:
Non-cash tax benefit from stock options exercised	$192	$460	$4,110	$3,290
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2006 and 2005

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

The unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2006 and 2005 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2005, 2004 and 2003 included in the Company’s most recent Form 10-K filing.

2. New Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FAS 115-1”), which is effective for reporting periods beginning after December 15, 2005. FAS 115-1 addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses not recognized as other-than-temporary impairments. The Company adopted FAS 115-1 prospectively effective January 1, 2006. The Company believes that the unrealized losses in its investment portfolio are temporary in nature.

On July 14, 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will adopt FIN 48 on January 1, 2007. The Company is unable to determine the impact on its financial statements at this time, although it does not believe the impact will be material.

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
(continued)

For the Three and Six Months Ended June 30, 2006 and 2005

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
(continued)

For the Three and Six Months Ended June 30, 2006 and 2005

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

As of June 30, 2006, approximately 8% of the Company’s gross reserves are an estimate of the Company’s ultimate liability for A&E claims. This estimate is made based on judgmental assessment of the underlying exposures as the result of (1) long and variable reporting delays, both from insureds to insurance companies and from ceding companies to reinsurers; (2) historical data, which is more limited and variable on A&E losses than historical information on other types of casualty claims; and (3) unique aspects of A&E exposures for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims. Among the uncertainties are: (a) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of asbestos or environmental contamination; (c) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (d) changes in underlying laws and judicial interpretation of those laws; (e) the potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (f) questions concerning interpretation and application of insurance and reinsurance coverage; and (g) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

With respect to asbestos claims in particular, several additional factors have emerged in recent years that further compound the difficulty in estimating the Company’s liability. These developments include: (a) continued growth in the number of claims filed, in part reflecting a much more aggressive plaintiff’s bar and including claims against defendants who may only have a “peripheral” condition to asbestos; (b) a disproportionate percentage of claims filed by individuals with no functional injury, which should have little to no financial value but that have increasingly been considered in jury verdicts and settlements; (c) the growth in the number and significance of bankruptcy filings by companies as a result of asbestos claims (including, more recently, bankruptcy filings in which companies attempt to resolve their asbestos liabilities in a manner that is prejudicial to insurers and forecloses insurers from the negotiation of asbestos related bankruptcy reorganization plans); (d) the concentration of claims in a small number of states that favor plaintiffs; (e) the growth in the number of claims that might impact the general liability portion of insurance policies rather than the product liability portion; (f) measures adopted by specific courts to ameliorate the worst procedural abuses; (g) an increase in settlement values being paid to asbestos claimants, especially those with cancer or functional impairment; (h) legislation in some states to address asbestos litigation issues; and (i) the potential that other states or the U.S. Congress may adopt legislation on asbestos litigation.

Management believes that these uncertainties and factors continue to render reserves for A&E and particularly asbestos losses significantly less subject to traditional actuarial analysis than reserves for other types of losses.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2006 and 2005

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

The following table summarizes incurred losses with respect to A&E on both a gross and net of retrocessional basis for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005

Gross basis:
Beginning of period reserves	$639,635	$724,825	$649,460	$728,325
Incurred losses	6,400	-	16,400	18,000
Paid losses	(26,156)	(23,069)	(45,981)	(44,569)

End of period reserves	$619,879	$701,756	$619,879	$701,756

Net basis:
Beginning of period reserves	$301,034	$297,460	$311,552	$303,335
Incurred losses	640	5,202	1,246	5,902
Paid losses	(3,413)	(4,531)	(14,537)	(11,106)

End of period reserves	$298,261	$298,131	$298,261	$298,131

The Company’s gross A&E liabilities stem from Mt.McKinley Insurance Company’s (“Mt. McKinley”) direct excess insurance business and Everest Re’s assumed business. At June 30, 2006, the gross reserves for A&E losses were comprised of $137.8 million representing case reserves reported by ceding companies, $157.3 million representing additional case reserves established by the Company on assumed reinsurance claims, $221.4 million representing case reserves established by the Company on direct excess insurance claims including Mt. McKinley, and $103.4 million representing incurred but not reported reserves (“IBNR”). Approximately 87.5%, or $542.5 million, of gross A&E reserves relate to asbestos, of which $303.9 million was for assumed business and $238.6 million was for direct excess business.

The Company’s net A&E liabilities reflect credit for reinsurance from Mt. McKinley as an affiliate reinsurer of Everest Re. Under a series of transactions dating to 1986, Mt. McKinley reinsured several components of Everest Re’s business. In particular, Mt. McKinley provided stop loss protection, in connection with the Company’s October 5, 1995 initial public offering, for any adverse loss development on Everest Re’s June 30, 1995 (December 31, 1994 for catastrophe losses) reserves, with $375.0 million in limits, of which $11.3 million remains available (the “Stop Loss Agreement”). The Stop Loss Agreement and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the Company’s acquisition of Mt. McKinley. However, these contracts became transactions with affiliates effective on the date of the Mt. McKinley acquisition. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm’s-length consideration, all of its net reinsurance exposures and reserves to Bermuda Re.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2006 and 2005

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

With respect to Mt. McKinley, where the Company has a direct relationship with policyholders, the Company’s aggressive litigation posture and the uncertainties inherent in the asbestos coverage and bankruptcy litigation have provided an opportunity to actively engage in settlement negotiations with a number of those policyholders who have potentially significant asbestos liabilities. Those discussions are oriented toward achieving reasonable negotiated settlements that limit Mt. McKinley’s liability to a given policyholder to a sum certain. In 2004 and 2005 and thus far in 2006, the Company concluded such settlements or reached agreement in principle with 14 of its high profile policyholders. The Company has currently identified 8 policyholders based on their past claim activity and/or potential future liabilities as “High Profile Policyholders” and its settlement efforts are generally directed at such policyholders, in part because their exposures have developed to the point where both the policyholder and the Company have sufficient information to be motivated to settle. The Company believes that this active approach will ultimately result in a more cost-effective liquidation of Mt. McKinley’s liabilities than a passive approach, although it may also introduce additional variability in Mt. McKinley’s losses and cash flows as reserves are adjusted to reflect the development of negotiations and, ultimately, potentially accelerated settlements.

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

In 1993 and prior, the Company had a business arrangement with The Prudential wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at June 30, 2006 was $153.4 million.

Prior to its 1995 initial public offering, the Company purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the company. Should the life insurance company become unable to make the annuity payments, the company would be liable for those claim liabilities. The estimated cost to replace such annuities at June 30, 2006 was $19.4 million.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2006 and 2005

5. Other Comprehensive (Loss) Income

The following table presents the components of other comprehensive (loss) income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005

Net unrealized (depreciation)
appreciation of investments,
net of deferred income taxes	$(66,630)	$83,380	$(63,101)	$17,261
Currency translation adjustments,
net of deferred income taxes	4,716	(3,428)	7,987	(2,998)
Additional minimum pension liability	-	-	-	(2,153)

Other comprehensive (loss) income,
net of deferred income taxes	$(61,914)	$79,952	$(55,114)	$12,110

6. Trust Agreements

A subsidiary of the Company, Everest Re, has established a trust agreement as security for assumed losses payable for a non-affiliated ceding company, which effectively uses Everest Re’s investments as collateral. At June 30, 2006, the total amount on deposit in the trust account was $20.6 million.

7. Senior Notes

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.50% senior notes due and retired on March 15, 2005.

Interest expense incurred in connection with these senior notes was $7.8 million and $7.7 million for the three months ended June 30, 2006 and 2005, respectively, and $15.6 million and $19.9 million for the six months ended June 30, 2006 and 2005, respectively. Market value, which is based on quoted market price at June 30, 2006 and December 31, 2005, was $232.8 million and $250.9 million, respectively, for the 5.40% senior notes and $216.8 million and $226.2 million, respectively, for the 8.75% senior notes.

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
(continued)

For the Three and Six Months Ended June 30, 2006 and 2005

redemption, in whole or in part, on one or more occasions at any time on or after November 14, 2007; or at any time, in whole, but not in part, within 90 days of the occurrence and continuation of specific events.

Fair value, which is primarily based on quoted market price of the related trust preferred securities at June 30, 2006 and December 31, 2005, was $282.9 million and $293.5 million, respectively, for the 6.20% junior subordinated debt securities and $219.4 million and $220.5 million, respectively, for the 7.85% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $9.4 million for the three months ended June 30, 2006 and 2005, and $18.7 million for the six months ended June 30, 2006 and 2005.

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

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2006 and 2005

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $1.0 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2002. As of June 30, 2006, the Company was in compliance with these covenants.

For the three and six months ended June 30, 2006 and 2005, there were no outstanding borrowings under the Holdings Credit Facility.

Interest expense and fees incurred in connection with the Holdings Credit Facility were $0.05 million and $0.1 million for the three and six months ended June 30, 2006 and 2005, respectively.

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

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2006 and 2005

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005

Gross written premiums	$262,018	$376,568	$656,415	$726,368
Net written premiums	193,529	283,163	489,215	551,937
Premiums earned	$206,600	$326,855	$496,317	$592,154
Incurred losses and loss
adjustment expenses	136,869	228,391	355,357	420,369
Commission and brokerage	46,941	82,066	114,338	139,503
Other underwriting expenses	6,366	6,351	11,142	12,064

Underwriting gain	$16,424	$10,047	$15,480	$20,218

U.S. Insurance
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005

Gross written premiums	$195,390	$270,780	$413,396	$545,108
Net written premiums	115,924	181,455	272,245	381,227
Premiums earned	$127,886	$133,890	$268,863	$308,129
Incurred losses and loss
adjustment expenses	87,726	97,888	193,709	222,606
Commission and brokerage	10,390	23,644	28,927	46,205
Other underwriting expenses	11,389	12,184	22,094	24,813

Underwriting gain	$18,381	$174	$24,133	$14,505

Specialty Underwriting
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005

Gross written premiums	$53,087	$92,986	$117,113	$195,977
Net written premiums	35,579	65,593	83,906	140,159
Premiums earned	$35,620	$66,424	$87,354	$139,802
Incurred losses and loss
adjustment expenses	8,064	39,024	65,122	88,878
Commission and brokerage	8,277	15,729	22,391	33,494
Other underwriting expenses	1,637	1,716	2,942	3,355

Underwriting gain (loss)	$17,642	$9,955	$(3,101)	$14,075

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2006 and 2005

International
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005

Gross written premiums	$179,835	$199,805	$355,357	$352,170
Net written premiums	131,190	145,380	257,106	250,908
Premiums earned	$131,382	$141,156	$252,632	$247,246
Incurred losses and loss
adjustment expenses	74,675	64,020	158,657	131,599
Commission and brokerage	29,959	32,595	54,390	51,982
Other underwriting expenses	3,685	3,030	6,363	6,017

Underwriting gain	$23,063	$41,511	$33,222	$57,648

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005

Underwriting gain	$75,510	$61,687	$69,734	$106,446
Net investment income	91,922	89,070	175,827	174,992
Net realized capital gains	2,204	18,203	11,224	19,688
Corporate expense	(1,659)	(1,558)	(2,597)	(3,515)
Interest, fee and bond issue cost amortization expense	(17,430)	(17,353)	(34,860)	(39,312)
Other income (expense)	7,013	5,500	(6,034)	1,833

Income before taxes	$157,560	$155,549	$213,294	$260,132

The Company produces business in its U.S. and international operations. The net income and assets of the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. Other than the U.S., no other country represented more than 5% of the Company’s revenues.

11. Investments — Interest Only Strips

The Company from time to time invests in interest only strips of mortgage-backed securities (“interest only strips”) in response to movement in, and levels of, capital market interest rates. These securities give the holder the right to receive interest payments at a stated coupon rate on an underlying pool of mortgages. The interest payments on the outstanding mortgages are guaranteed by entities generally rated AAA. The ultimate cash flow from these investments is primarily dependent upon the average life of the mortgage pool. Generally, as market interest rates and, more specifically, market mortgage rates decline, mortgagees tend to refinance which will decrease the average life of a mortgage pool and decrease expected cash flows. Conversely, as market interest rates and, more specifically, mortgage rates rise, repayments will slow and the ultimate cash flows will tend to rise. Accordingly, the market value of these investments tends to increase as general interest rates rise and decline as general interest rates fall. These movements are generally counter to the impact of interest rate movements on

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2006 and 2005

the Company’s other fixed income investments. The Company held no interest only strips investments at June 30, 2006. The market value of the interest only strips at June 30, 2005 was $68.4 million.

The Company accounts for its investment in interest only strips in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities, including agency interest only strips, whether purchased or retained in securitization, as well as the rules for determining when these securities must be written down to fair value because of impairment. EITF 99-20 requires decreases in the valuation of residual interests in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings, rather than an unrealized loss in stockholders’ equity, when any portion of the decline in fair value is attributable to, as defined by EITF 99-20, an impairment loss. The Company recorded a pre-tax and after-tax realized capital loss due to impairments of $4.1 million and $2.7 million, respectively, for the three and six months ended June 30, 2005.

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

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2006 and 2005

Everest Re ceded 25% to Bermuda Re of the net retained liability on all new and renewal policies underwritten during the term of this agreement.

o	Effective January 1, 2003, Everest Re entered into a whole account quota share with Bermuda Re, whereby Everest Re’s Canadian branch cedes to Bermuda Re 50% of its net retained liability on all new and renewal property business.

o	Effective January 1, 2004, Everest Re and Bermuda Re amended the whole account quota share through which Everest Re previously ceded 25% of its business to Bermuda Re so that effective January 1, 2004 Everest Re cedes 22.5% to Bermuda Re and 2.5% to Everest International of the net retained liability on all new and renewal covered business written during the term of this agreement. This amendment remained in effect through December 31, 2005.

o	Effective January 1, 2006, Everest Re, Bermuda Re and Everest International amended the whole account quota share so that for all new and renewal business recorded on or after January 1, 2006, Everest Re cedes 31.5% and 3.5% of its casualty business to Bermuda Re and Everest International, respectively, and Everest Re will cede 18.0% and 2.0% of its property business to Bermuda Re and Everest International, respectively. However, in no event shall the loss cessions to Bermuda Re and Everest International relating to any one occurrence on the property business exceed $125.0 million (20% of $625.0 million).

The following table summarizes the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, for the periods indicated:

Bermuda Re
	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in thousands)	2006	2005	2006	2005

Ceded written premiums	$169,985	$208,101	$345,155	$379,647
Ceded earned premiums	157,228	224,534	342,117	396,773
Ceded losses and LAE	94,400	139,076	195,511	235,139
Everest International
	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in thousands)	2006	2005	2006	2005

Ceded written premiums	$13,649	$20,930	$32,435	$44,451
Ceded earned premiums	11,390	19,391	30,450	40,919
Ceded losses and LAE	7,100	11,734	18,525	23,442

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
(continued)

For the Three and Six Months Ended June 30, 2006 and 2005

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

13. Income Taxes

The Company uses a projected annual effective tax rate in accordance with FAS 109 to calculate its quarterly tax expense. Under this methodology, when an interim quarter’s pre-tax income (loss) varies significantly from a full year’s income projection, the tax impact resulting from the income (loss) variance is effectively spread between the impacted quarter and the remaining quarters of the year, except for discreet items impacting an individual quarter.

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

Reinsurance pricing was generally flat to down during much of 2005, expect for specific lines affected by the 2004 Florida hurricane activity, principally as a result of the relatively strong profitability achieved by many reinsurers and the attendant build-up of capital, following hard market conditions that had developed from 2001-2004. However, 2005 proved to be the worst year in the history of the industry in terms of insured catastrophe losses, led by Hurricanes Katrina, Rita and Wilma, which adversely impacted the 2005 financial results of a most industry participants.

Thusfar in 2006, the Company has observed strong price increases, and more restricted limits, in those property lines and regions that were most affected by the catastrophe events of 2005. Reinsurance capacity in these areas was, and continues to be, constrained, particularly for catastrophe covers including southeastern U.S. exposures and in the retrocession and energy lines. The record catastrophe losses of 2005 have also generally led to modest strengthening for U.S. property lines that include little or no substantive catastrophe exposure and price stabilization in most casualty insurance and reinsurance markets. There have been exceptions, and among those affecting the Company were the medical stop loss and directors & officers (“D&O”) reinsurance classes, as well as the California workers’ compensation insurance line, all of which continued to exhibit softening market conditions.

Focusing on U.S. property reinsurance, market conditions have tightened and many cedants have not been fully successful in placing their reinsurance program. In addition, many cedants have had to raise retention levels and/or reduce catastrophe limit purchases, seeking to mitigate the impact of strong reinsurance pricing and more restrictive coverage offerings. Many insurers are also adjusting limits and coverages, and increasing prices, on the insurance coverages they offer to their customers. Together, these trends are resulting in insurance companies generally retaining more risk exposure, and hence potential future earnings volatility, than they would prefer. This dynamic, which has occured by cedant company, but which aggregates across the industry, is reflective of a fundamental disequilibrium between reinsurance supply and demand that the Company believes will not likely be resolved until 2007. The significant changes in rates, terms and conditions seen for the mid-year renewal business reinforced this view as reinsurers seemingly reassessed their risk appetites in a way that, in the aggregate, had them seeking improved risk to exposure metrics. Moreover, this outcome seems to only partially reflect (i) revisions to the industry’s catastrophe loss projection models which are indicating significantly higher loss potentials, and consequently higher pricing requirements and (ii) rating agency actions that have raised the required capital levels for many catastrophe exposed companies and expanded the scrutiny directed at those companies with excessive retained catastrophe exposures.

In light of its 2005 catastrophe experience, the Company reexamined its risk management practices, concluded that its risk management framework operated generally as intended and made modest adjustments to its property operations. Thusfar in 2006, the Company has further refined these operations effectively taking advantage of much improved U.S. property catastrophe pricing to (i) alter the mix of its writings to emphasize most profitable forms, classes, lines, customers and territories (ii) reduce aggregate catastrophe exposed limits and (iii) enhance portfolio balance and diversification characteristics.

Overall, the Company believes that current marketplace conditions continue to offer solid opportunities for the Company given its strong ratings, distribution system, reputation and expertise. The Company continues to employ its opportunistic strategy of targeting those segments offering the best profit potential, while maintaining balance and diversification in its overall portfolio.

Financial Summary

The Company’s management monitors and evaluates overall Company performance based upon financial results. The following table displays a summary of the consolidated net income, ratios and stockholder’s equity for the periods indicated:

	Three Months Ended June 30,		Percentage Increase/	Six Months Ended June 30,		Percentage Increase/
(Dollars in thousands)	2006	2005	(Decrease)	2006	2005	(Decrease)
Gross written premiums	$690,330	$940,139	-26.6%	$1,542,281	$1,819,623	-15.2%
Net written premiums	476,222	675,591	-29.5%	1,102,472	1,324,231	-16.7%
REVENUES:
Premiums earned	$501,488	$668,325	-25.0%	$1,105,166	$1,287,331	-14.2%
Net investment income	91,922	89,070	3.2%	175,827	174,992	0.5%
Net realized capital gains	2,204	18,203	-87.9	11,224	19,688	-43.0
Other income (expense)	7,013	5,500	27.5%	(6,034)	1,833	NM

Total revenues	602,627	781,098	-22.8%	1,286,183	1,483,844	-13.3%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	307,334	429,323	-28.4%	772,845	863,452	-10.5%
Commission, brokerage, taxes and fees	95,567	154,034	-38.0%	220,046	271,184	-18.9%
Other underwriting expenses	24,736	24,839	-0.4%	45,138	49,764	-9.3%
Interest, fee and bond issue
cost amortization expense	17,430	17,353	0.4%	34,860	39,312	-11.3%

Total claims and expenses	445,067	625,549	-28.9%	1,072,889	1,223,712	-12.3%

INCOME BEFORE TAXES	157,560	155,549	1.3%	213,294	260,132	-18.0%
Income tax expense	36,178	36,624	-1.2%	48,407	54,294	-10.8%

NET INCOME	$121,382	$118,925	2.1%	$164,887	$205,838	-19.9%

RATIOS:			Point Change			Point Change
Loss ratio	61.3%	64.2%	(2.9)	69.9%	67.1%	2.8
Commission and brokerage ratio	19.1%	23.0%	(3.9)	19.9%	21.1%	(1.2)
Other underwriting expense ratio	4.9%	3.8%	1.1	4.1%	3.8%	0.3

Combined ratio	85.3%	91.0%	(5.7)	93.9%	92.0%	1.9

(Dollar in millions)				As of, June 30, 2006	As of, December 31, 2005
Stockholder's equity				$1,904.6	$1,790.7	6.4%

(NM, not meaningful)

Overall, the Company’s second quarter and first half of 2006 results were solid with net income of $121 million and $165 million, respectively. Premium volume declined during the three and six months of 2006 compared to the same periods for 2005 as the Company continued its disciplined underwriting and risk management approaches. In particular, the Company re-engineered its U.S. property reinsurance portfolio, which it believes positions the Company optimally for future profitability.

The Company’s net income for the second quarter of 2006 increased by 2% while the first half of 2006 results declined 20% compared to the same periods of 2005. For the second quarter, net income growth reflected greater gains from underwriting and increased investment income, partially offset by lower realized capital gains. For the first six months, net income declined due to lower gains from underwriting and realized capital gains, partially offset by an increase in investment income.

The Company’s stockholder’s equity increased by $0.1 billion from year end 2005 to $1.9 billion at June 30, 2006, principally due to net income generated during the first half of 2006, partially offset by unrealized capital losses, mainly related to the Company’s fixed-income securities, the value of which was affected by a rise in interest rates.

Revenues.     Net written and earned premiums decreased by 30% and 25%, respectively, during the second quarter of 2006 compared to 2005. These decreases reflected a 36% decrease in net written premiums and a 4% decrease in earned premiums, respectively, for the U.S. Insurance segment and a 27% and 30% decline in net written and earned premiums, respectively, for the worldwide reinsurance segments in the aggregate. Net written and earned premiums decreased by 17% and 14%, respectively, for the six months ended June 30, 2006 compared to 2005 reflecting a 29% and 13% decline in net written and earned premiums, respectively, for the U.S. Insurance segment and a 12% and 15% decline in net written and earned premiums, respectively, for the worldwide reinsurance segments in the aggregate. For the second quarter and first half of 2006, the U.S. Insurance segment net written and earned premiums declined mainly reflecting (i) continued weakness in the California workers’ compensation writings due to competitive market conditions and (ii) a reduction in credit business from an auto loan program, which is in runoff. The decline for the worldwide reinsurance segments in the aggregate for the net written premiums reflected multiple segment level factors including a significant return premium for a cancelled Florida property quota share contract within U.S. Reinsurance and, generally in all segments, continued orientation to a disciplined underwriting approach emphasizing potential profitability rather than volume.

Net investment income increased 3% and 1% for the second quarter and first half of 2006, respectively, compared to the same periods for 2005, reflecting continued year-over-year growth in invested assets from positive cash flow from operations, despite significant catastrophe loss payouts related to the 2005 and 2004 hurricanes. The average investment portfolio yields through June 30, 2006 were 4.5% pre-tax and 3.6% after-tax, and remained stable compared to the prior year.

Net realized capital gains were modest in relation to the Company’s invested asset base, with variability mainly reflecting normal portfolio management activities.

Expenses.     The Company’s incurred losses and loss adjustment expenses (“LAE”) decreased 28% and 11% for the second quarter and first half of 2006, respectively, compared to the same periods for 2005, primarily due to lower earned premiums and more favorable current and prior years incurred losses and LAE excluding catastrophes and asbestos and environmental (“A&E”) (“attritional losses”), partially offset by increased prior years reserve development on catastrophe losses.

The Company’s second quarter 2006 loss ratio improved by 2.9 points reflecting an improved current year attritional loss ratio principally due to strong premium rate increases in the property classes of business. Included in the Company’s second quarter 2006 loss ratio was prior years adverse reserve development of 15 points, effectively reflecting prior years catastrophe reserve development (principally from the 2005 Hurricane Wilma). The Company’s first half 2006 loss ratio of 69.9% deteriorated by 2.8 points reflecting higher prior years catastrophe reserve development, principally from 2005 Hurricanes Katrina, Rita, and Wilma, partially offset by strong premium rate increases in the property classes of business coupled with an improved current year attritional loss ratio.

Commission, brokerage and tax expenses for the second quarter and first half of 2006 declined by 38% and 19%, respectively, generally due to reduced premium volume. The Company’s commission and brokerage ratio improved by 3.9 and 1.2 points for the second quarter of 2006 over 2005 and the first half of 2006 over 2005, respectively, primarily due to the business mix. Other underwriting expenses for the second quarter and first half of 2006 increased by 1% and less than 1%, respectively, compared to the same periods for 2005.

The Company’s effective income tax rate for both the second quarter and first six months of 2006 was 23%. The effective income tax rate for the second quarter and first six months of 2005 was 23% and 21%, respectively.

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

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005

Gross written premiums	$262,018	$376,568	$656,415	$726,368
Net written premiums	193,529	283,163	489,215	551,937
Premiums earned	$206,600	$326,855	$496,317	$592,154
Incurred losses and loss
adjustment expenses	136,869	228,391	355,357	420,369
Commission and brokerage	46,941	82,066	114,338	139,503
Other underwriting expenses	6,366	6,351	11,142	12,064

Underwriting gain	$16,424	$10,047	$15,480	$20,218

U.S. Insurance
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005

Gross written premiums	$195,390	$270,780	$413,396	$545,108
Net written premiums	115,924	181,455	272,245	381,227
Premiums earned	$127,886	$133,890	$268,863	$308,129
Incurred losses and loss
adjustment expenses	87,726	97,888	193,709	222,606
Commission and brokerage	10,390	23,644	28,927	46,205
Other underwriting expenses	11,389	12,184	22,094	24,813

Underwriting gain	$18,381	$174	$24,133	$14,505

Specialty Underwriting
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005

Gross written premiums	$53,087	$92,986	$117,113	$195,977
Net written premiums	35,579	65,593	83,906	140,159
Premiums earned	$35,620	$66,424	$87,354	$139,802
Incurred losses and loss
adjustment expenses	8,064	39,024	65,122	88,878
Commission and brokerage	8,277	15,729	22,391	33,494
Other underwriting expenses	1,637	1,716	2,942	3,355

Underwriting gain (loss)	$17,642	$9,955	$(3,101)	$14,075

International
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005

Gross written premiums	$179,835	$199,805	$355,357	$352,170
Net written premiums	131,190	145,380	257,106	250,908
Premiums earned	$131,382	$141,156	$252,632	$247,246
Incurred losses and loss
adjustment expenses	74,675	64,020	158,657	131,599
Commission and brokerage	29,959	32,595	54,390	51,982
Other underwriting expenses	3,685	3,030	6,363	6,017

Underwriting gain	$23,063	$41,511	$33,222	$57,648

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005

Underwriting gain	$75,510	$61,687	$69,734	$106,446
Net investment income	91,922	89,070	175,827	174,992
Net realized capital gains	2,204	18,203	11,224	19,688
Corporate expense	(1,659)	(1,558)	(2,597)	(3,515)
Interest, fee and bond issue cost amortization expense	(17,430)	(17,353)	(34,860)	(39,312)
Other income (expense)	7,013	5,500	(6,034)	1,833

Income before taxes	$157,560	$155,549	$213,294	$260,132

Three Months Ended June 30, 2006 compared to Three Months Ended June 30, 2005

Premiums Written. Gross written premiums decreased 26.6% to $690.3 million for the three months ended June 30, 2006 from $940.1 million for the three months ended June 30, 2005. Contributing to the decrease in gross written premiums was a 42.9% ($39.9 million) decrease in the Specialty Underwriting operation, resulting primarily from a $15.3 million decrease in A&H business as pricing for this business continues to be difficult, a $13.0 million decrease in marine and aviation business and an $11.5 million decrease in surety business; a 30.4% ($114.6 million) decrease in the U.S. Reinsurance operation, principally reflecting a $62.2 million decrease in treaty casualty business and a $53.6 million decrease in treaty property business, partially offset by a $7.5 million increase in facultative business; a 27.8% ($75.4 million) decrease in the U.S. Insurance operation, mainly reflecting continued retrenchment in the California workers’ compensation and credit business, and a 10.0% ($20.0 million) decrease in the International operation, primarily due to a $16.3 million decrease in Asian business and a $12.4 million decrease in international business written through the Miami and New Jersey offices, representing primarily Latin American business, partially offset by an $8.8 million increase in Canadian business.

Ceded premiums decreased to $214.1 million for the three months ended June 30, 2006 from $264.5 million for the three months ended June 30, 2005. Ceded premiums relate primarily to quota share reinsurance agreements between Everest Re and, Bermuda Re and Everest International.

Net written premiums decreased by 29.5% to $476.2 million for the three months ended June 30, 2006 from $675.6 million for the three months ended June 30, 2005, reflecting the $249.8 million decrease in gross written premiums combined with the $50.4 million decrease in ceded premiums.

Premium Revenues. Net premiums earned decreased by 25.0% to $501.5 million for the three months ended June 30, 2006 from $668.3 million for the three months ended June 30, 2005. Contributing to this decrease was a 46.4% ($30.8 million) decrease in the Specialty Underwriting operation, a 36.8% ($120.3 million) decrease in the U.S. Reinsurance operation, a 6.9% ($9.8 million) decrease in the International operation and a 4.5% ($6.0 million) decrease in the U.S. Insurance operation. All of these changes reflect period to period changes in net written premiums and business mix, together with normal variability in earning patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items. Changes in estimates related to the reporting patterns of ceding companies also affect premiums earned.

Expenses

Incurred Losses and LAE. Incurred losses and LAE represent the Company’s estimates, which are subject to considerable uncertainty due to the timing, complexity and nature of the underlying ceding company exposures. These estimates reflect management’s best judgment based on all available information, but ultimate losses could differ, perhaps materially. The change in incurred losses and LAE, period over period also reflects variability in premiums earned and changes in the loss expectation assumptions for business written, net prior period reserve development, as well as catastrophe losses. Incurred losses and LAE are also impacted by changes in the pricing of the underlying business, as well as variability relating to changes in the mix of business by class and type.

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

The following table shows the components of the Company’s incurred loss and LAE for the three months ended as indicated:

	June 30, 2006			June 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
All Segments
Attritional (a)	$226.9	$4.8	$231.6	$406.6	$(7.5)	$399.1
Catastrophes	4.3	70.7	75.1	-	25.0	25.0
A&E	-	0.6	0.6	-	5.2	5.2

Total All segment	$231.2	$76.1	$307.3	$406.6	$22.7	$429.3

Loss Ratio	46.1%	15.2%	61.3%	60.8%	3.4%	64.2%
(a) Attritional losses exclude catastrophe and A&E losses.
(Some amounts may not reconcile due to rounding.)

The Company’s incurred losses and LAE decreased 28.4% to $307.3 million for the three months ended June 30, 2006 from $429.3 million for the three months ended June 30, 2005, reflective of lower earned premiums and more favorable current year attritional losses, partially offset by increased prior years reserve development on catastrophe losses.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by current year net premiums earned, improved by 2.9 points to 61.3% over the comparable 2005 period, reflective of an improved current year attritional loss ratio and strong premium rate increases in the property classes of business. Included in the Company’s second quarter loss ratio was prior years reserve development of 15.0 points, primarily due to prior years catastrophe reserve development from 2005 Hurricane Wilma, that was more than offset by favorable current year attritional reserve development related to claims emergence trends within property and other short-tailed lines of business.

The following table shows the U.S. Reinsurance segment components of incurred loss and LAE for the three months ended as indicated:

	June 30, 2006			June 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
U.S. Reinsurance
Attritional	$73.3	$(3.9)	$69.5	$200.3	$5.5	$205.7
Catastrophes	-	66.8	66.8	-	17.5	17.5
A&E	-	0.6	0.6	-	5.2	5.2

Total segment	$73.3	$63.5	$136.9	$200.3	$28.1	$228.4

Loss Ratio	35.5%	30.8%	66.2%	61.3%	8.6%	69.9%
(Some amounts may not reconcile due to rounding.)

The U.S. Reinsurance segment’s incurred losses and LAE decreased 40.1%, or $91.5 million, for the three months ended June 30, 2006 as compared to the same period in 2005, mainly reflecting reduced earned premiums principally within the treaty property and treaty casualty units. The segment’s loss ratio improved by 3.7 points over the comparable 2005 period reflective of a decrease in current and prior years attritional losses, partially offset by catastrophe losses, principally due to reserve strengthening for the 2005 Hurricanes Katrina, Rita, and Wilma. The segment’s attritional loss ratio improvement reflects the combination of improved current year pricing principally on the property business and favorable prior years reserve adjustments, principally the treaty property lines of business.

The following table shows the U.S. Insurance segment components of incurred loss and LAE for the three months ended as indicated:

	June 30, 2006			June 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
U.S. Insurance
Attritional	$78.1	$9.5	$87.6	$91.8	$6.1	$97.9
Catastrophes	-	0.2	0.2	-	-	-

Total segment	$78.1	$9.6	$87.7	$91.8	$6.1	$97.9

Loss Ratio	61.1%	7.5%	68.6%	68.6%	4.6%	73.1%
(Some amounts may not reconcile due to rounding.)

The U.S. Insurance segment’s incurred losses and LAE decreased 10.4%, or $10.2 million, for the three months ended June 30, 2006 as compared to the same period in 2005, mainly reflecting reduced earned premiums, principally related to the retrenchment in the California workers’ compensation and credit program. The segments’s loss ratio improved 4.5 points over the comparable 2005 period, primarily due to an improved current year attritional loss ratio.

The following table shows the Specialty Underwriting segment components of incurred loss and LAE for the three months ended as indicated:

	June 30, 2006			June 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
Specialty Underwriting
Attritional	$16.5	$(9.7)	$6.8	$33.3	$0.8	$34.1
Catastrophes	-	1.3	1.3	-	4.9	4.9

Total segment	$16.5	$(8.4)	$8.1	$33.3	$5.7	$39.0

Loss Ratio	46.2%	-23.6%	22.6%	50.2%	8.5%	58.7%
(Some amounts may not reconcile due to rounding.)

The Specialty Underwriting segment’s incurred losses and LAE decreased 79.3%, or $31.0 million, for the three months ended June 30, 2006 as compared to the same period in 2005, mainly reflecting a reduction in earned premiums across all classes of business as well as favorable prior years reserve adjustments principally for the marine, aviation, and A&H lines of business. The segment’s loss ratio improved 36.1 points over the comparable 2005 period, primarily due to more favorable current and prior years overall loss development.

The following table shows the International segment components of incurred loss and LAE for the three months ended as indicated:

	June 30, 2006			June 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
International
Attritional	$59.0	$8.8	$67.8	$81.2	$(19.9)	$61.4
Catastrophes	4.3	2.5	6.8	-	2.7	2.7

Total segment	$63.3	$11.4	$74.7	$81.2	$(17.2)	$64.0

Loss Ratio	48.2%	8.7%	56.8%	57.5%	-12.2%	45.4%
(Some amounts may not reconcile due to rounding.)

The International segment’s incurred losses and LAE increased 16.6%, or $10.7 million, for the three months ended June 30, 2006 as compared to the same period in 2005. The segment’s loss ratio deteriorated by 11.4 points over the comparable 2005 period, reflective of unfavorable prior years attritional reserve adjustments in Canada and international, partially offset by improved current year attritional losses from price increases in the property classes.

Underwriting Expenses. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 24.0% for the three months ended June 30, 2006 compared to 26.8% for the three months ended June 30, 2005.

The following table shows the expense ratios for each of the Company’s operating segments for the three months ended June 30, 2006 and 2005.

Segment Expense Ratios

Segment	2006	2005

U.S. Reinsurance	25.8%	27.0%
U.S. Insurance	17.0%	26.8%
Specialty Underwriting	27.8%	26.3%
International	25.6%	25.2%

Segment underwriting expenses decreased by 33.1% to $118.6 million for the three months ended June 30, 2006 from $177.3 million for the three months ended June 30, 2005. Commission, brokerage, taxes and fees decreased by $58.5 million, principally reflecting decreases in premium volume, changes in the mix and distribution channels of business. Segment other underwriting expenses for the three months ended June 30, 2006 were $23.1 million compared to $23.3 million for the same period of 2005. Contributing to the decreases in segment underwriting expenses was a 43.2% ($7.5 million) decrease in the Specialty Underwriting operation, a 39.7% ($35.1 million) decrease in the U.S. Reinsurance operation, a 39.2% ($14.0 million) decrease in the U.S. Insurance operation and a 5.6% ($1.9 million) decrease in the International operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance.

The Company’s combined ratio, which is the sum of the loss and expense ratios, improved by 5.7 percentage points to 85.3% in the three months ended June 30, 2006 compared to 91.0% in the three months ended June 30,

2005, primarily due to a decrease in current year attritional losses and lower commissions, partially offset by increased catastrophe losses.

The following table shows the combined ratios for each of the Company’s operating segments for the three months ended June 30, 2006 and 2005. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios

Segment	2006	2005

U.S. Reinsurance	92.1%	96.9%
U.S. Insurance	85.6%	99.9%
Specialty Underwriting	50.5%	85.0%
International	82.4%	70.6%

Investment Results. Net investment income increased 3.2% to $91.9 million for the three months ended June 30, 2006 from $89.1 million for the three months ended June 30, 2005, primarily reflecting the growth in investable assets to $8.0 billion at June 30, 2006 as compared to $7.6 billion at June 30, 2005.

The following table shows the components of net investment income for the three months ended as indicated:

(Dollars in thousands)	2006	2005
Fixed maturities	$76,447	$82,142
Equity securities	2,904	2,178
Short-term investments	5,896	1,833
Other income	11,349	8,615

Total gross investment income	96,596	94,768
Interest credited and other expense	(4,674)	(5,698)

Total investment expenses	$91,922	$89,070

The following table shows a comparison of various investment yields for the periods indicated:

	2006	2005

Imbedded pre-tax yield of cash and invested assets at June 30 and December 31	4.5%	4.5%
Imbedded after-tax yield of cash and invested assets at June 30 and December 31	3.6%	3.6%
Annualized pre-tax yield on average cash and invested assets for the three months ended June 30	4.8%	5.0%
Annualized after-tax yield on average cash and invested assets for the three months ended June 30	3.8%	4.0%

Net realized capital gains were $2.2 million for the three months ended June 30, 2006, which reflected gains of $5.1 million on the sale of equity securities, partially offset by $2.9 million of realized losses. Net realized capital gains were $18.2 million for the three months ended June 30, 2005, which reflected realized capital gains of $23.6 million, partially offset by $5.4 million of realized capital losses, which included $4.1 million related to write-downs in the value of interest only strips of mortgage-backed securities (“interest only strips”) deemed to be impaired on an other than temporary basis in accordance with Emerging Issues Task Force No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”).

Corporate, Non-allocated Expenses. Corporate underwriting expenses not allocated to segments was $1.7 million and $1.6 million for both the three and six months ended June 30, 2006 and June 30, 2005, respectively.

Interest, fees and bond issue cost amortization expense for the three months ended June 30, 2006 and 2005 were each $17.4 million. Interest, fees and bond issue cost amortization expense for the three months ended June 30, 2006 included $7.8 million related to the senior notes, $9.4 million related to the junior subordinated debt securities, $0.2 million related to the bond issue cost amortization and $0.05 million related to the credit line under the Company’s revolving credit facility. Interest, fees and bond issue cost amortization expense for the three months ended June 30, 2005 included $7.7 million related to the senior notes, $9.4 million related to the junior subordinated debt securities, $0.2 million related to the bond issue cost amortization and $0.05 million related to borrowings under the Company’s revolving credit facility.

Other income for the three months ended June 30, 2006 was $7.0 million compared to $5.5 million for the three months ended June 30, 2005. The change in other income for the three months ended June 30, 2006 was primarily due to a decrease in deferred gains on a retroactive reinsurance agreement with a non-consolidating affiliate.

Income Taxes. The Company’s income tax expense is primarily a function of its statutory tax rate, the level of its pre-tax income and the impact from tax preferenced investment income. The Company recognized income tax expense of $36.2 million for the three months ended June 30, 2006 compared to $36.6 million for the three months ended June 30, 2005.

Net Income. Net income was $121.4 million for the three months ended June 30, 2006 compared to net income of $118.9 million for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005

Premiums Written. Gross written premiums decreased 15.2% to $1,542.3 million for the six months ended June 30, 2006 from $1,819.6 million for the three months ended June 30, 2005. Contributing to the decrease in gross written premiums was a 40.2% ($78.9 million) decrease in the Specialty Underwriting operation, resulting primarily from a $48.9 million decrease in A&H business, as pricing for this business continues to be difficult, a $19.3 million decrease in marine and aviation business, and a $10.8 million decrease in surety business; a 24.2% ($131.7 million) decrease in the U.S. Insurance operation, mainly reflecting continued retrenchment in the California workers’ compensation and credit business and a 9.6% ($70.0 million) decrease in the U.S. Reinsurance operation, principally reflecting a $77.7 million decrease in treaty casualty business and a $1.5 million decrease in treaty property business, partially offset by a $9.4 million increase in facultative business. The International operation increased 0.9% ($3.2 million), primarily due to a $12.4 million increase in Canadian business, and a $4.8 million increase in international business written through the Miami and New Jersey offices, representing primarily Latin American business, partially offset by a $13.3 million decrease in Asian business.

Ceded premiums decreased to $439.8 million for the six months ended June 30, 2006 from $495.4 million for the six months ended June 30, 2005. Ceded premiums relate primarily to quota share reinsurance agreements between Everest Re and, Bermuda Re and Everest International.

Net written premiums decreased by 16.7% to $1,102.5 million for the six months ended June 30, 2006 from $1,324.2 million for the six months ended June 30, 2005, reflecting a $277.3 million decrease in gross written premiums combined with a $55.6 million decrease in ceded premiums.

Premium Revenues. Net premiums earned decreased by 14.2% to $1,105.2 million for the six months ended June 30, 2006 from $1,287.3 million for the six months ended June 30, 2005. Contributing to this decrease was a 37.5% ($52.4 million) decrease in the Specialty Underwriting operation, a 16.2% ($95.8 million) decrease in the U.S. Reinsurance operation and a 12.7% ($39.3 million) decrease in the U.S. Insurance operation, partially offset by a 2.2% ($5.4 million) increase in the International operation. All of these changes reflect period to period changes in net written premiums and business mix, together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items. Changes in estimates related to the reporting patterns of ceding companies also affect premiums earned.

Expenses

Incurred Losses and LAE. Incurred losses and LAE represent the Company’s estimates, which are subject to considerable uncertainty due to the timing, complexity and nature of the underlying ceding company exposures. These estimates reflect management’s best judgment based on all available information, but ultimate losses could differ, perhaps materially. The change in incurred losses and LAE, period over period also reflects variability in premiums earned and changes in the loss expectation assumptions for business written, net prior period reserve development, as well as catastrophe losses. Incurred losses and LAE are also impacted by changes in the pricing of the underlying business, as well as variability relating to changes in the mix of business by class and type.

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

The following table shows the components of the Company’s incurred loss and LAE for the six months ended as indicated:

	June 30, 2006			June 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
All Segments
Attritional (a)	$637.8	$8.8	$646.6	$821.6	$1.5	$823.2
Catastrophes	4.3	120.6	125.0	-	34.4	34.4
A&E	-	1.2	1.2	-	5.9	5.9

Total All Segments	$642.1	$130.7	$772.8	$821.6	$41.8	$863.5

Loss Ratio	58.1%	11.8%	69.9%	63.8%	3.2%	67.1%
(a) Attritional losses exclude catastrophe and A&E losses. (Some amounts may not reconcile due to rounding.)

The Company’s incurred losses and LAE decreased 10.5% to $772.8 million for the six months ended June 30, 2006 from $863.5 million for the six months ended June 30, 2005, reflective of lower earned premiums, partially offset by increased prior years reserve development on catastrophe losses.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by current year net premiums earned, deteriorated by 2.8 points to 69.9% over the comparable 2005 period, reflective of increased prior years reserve development on catastrophe losses, partially offset by an improved current year attritional loss ratio principally due to strong premium rate increases in the property classes of business. Included in the six months ended June 30, 2006 loss ratio was prior years reserve development of 11.8 points, primarily due to prior years catastrophe reserve development, principally from the 2005 Hurricanes Katrina, Rita and Wilma, and by prior years unfavorable attritional reserve development.

The following table shows the U.S. Reinsurance segment components of incurred loss and LAE for the six months ended as indicated:

	June 30, 2006			June 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
U.S. Reinsurance
Attritional	$250.0	$21.9	$271.9	$377.8	$18.2	$396.1
Catastrophes	-	82.2	82.2	-	18.4	18.4
A&E	-	1.2	1.2	-	5.9	5.9

Total segment	$250.0	$105.4	$355.4	$377.8	$42.6	$420.4

Loss Ratio	50.4%	21.2%	71.6%	63.8%	7.2%	71.0%
(Some amounts may not reconcile due to rounding.)

The U.S. Reinsurance segment’s incurred losses and LAE decreased 15.5%, or $65.0 million, for the six months ended June 30, 2006 as compared to the same period in 2005, mainly reflecting reduced earned premiums principally within the treaty property and treaty casualty units. The segment’s loss ratio deteriorated by 0.6 points over the comparable 2005 period, reflective of an increase in catastrophe losses, partially offset by an improvement in the current year attritional loss ratio. Catastrophe losses increased principally due to reserve strengthening for the 2005 Hurricanes Katrina, Rita, and Wilma. The segment’s attritional loss ratio improvement generally reflects improved current year pricing, principally on the property business.

The following table shows the U.S. Insurance segment components of incurred loss and LAE for the six months ended as indicated:

	June 30, 2006			June 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
U.S. Insurance
Attritional	$205.3	$(12.1)	$193.2	$220.1	$2.5	$222.6
Catastrophes	-	0.5	0.5	-	-	-

Total segment	$205.3	$(11.6)	$193.7	$220.1	$2.5	$222.6

Loss Ratio	76.4%	-4.3%	72.0%	71.4%	0.8%	72.2%
(Some amounts may not reconcile due to rounding.)

The U.S. Insurance segment’s incurred losses and LAE decreased 13.0%, or $28.9 million, for the six months ended June 30, 2006 as compared to the same period in 2005, mainly reflecting reduced earned premiums. The segment’s loss ratio improved 0.2 points over the comparable 2005 period due to favorable prior years reserve adjustments mostly for the California workers’ compensation business resulting from benefit reform, partially offset by an increased current year attritional loss ratio reflective of higher loss ratios established for new programs.

The following table shows the Specialty Underwriting segment components of incurred loss and LAE for the six months ended as indicated:

	June 30, 2006			June 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
Specialty Underwriting
Attritional	$53.7	$(13.2)	$40.5	$81.5	$0.8	$82.3
Catastrophes	-	24.6	24.6	-	6.6	6.6

Total segment	$53.7	$11.4	$65.1	$81.5	$7.3	$88.9

Loss Ratio	61.5%	13.1%	74.5%	58.3%	5.2%	63.6%
(Some amounts may not reconcile due to rounding.)

The Specialty Underwriting segment’s incurred losses and LAE decreased 26.7%, or $23.8 million, for the six months ended June 30, 2006 as compared to the same period in 2005, mainly reflecting a reduction in earned premiums across all classes of business. The segment’s loss ratio deteriorated by 10.9 points over the comparable 2005 period due to increased catastrophe loss development, principally for the 2005 Hurricane Katrina, partially offset by favorable prior years attritional losses.

The following table shows the International segment components of incurred loss and LAE for the six months ended as indicated:

	June 30, 2006			June 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
International
Attritional	$128.9	$12.2	$141.0	$142.1	$(19.9)	$122.2
Catastrophes	4.3	13.3	17.6	-	9.4	9.4

Total segment	$133.2	$25.5	$158.7	$142.1	$(10.5)	$131.6

Loss Ratio	52.7%	10.1%	62.8%	57.5%	-4.3%	53.2%
(Some amounts may not reconcile due to rounding.)

The International segment’s incurred losses and LAE increased 20.6%, or $27.1 million, for the six months ended June 30, 2006 as compared to the same period in 2005, mainly reflecting 10.1 points of unfavorable prior years reserve adjustments, principally due to attritional losses and development of catastrophes. The segment’s loss ratio deteriorated by 9.6 points over the comparable 2005 period, primarily reflective of less favorable prior years attritional reserve adjustments in Canada and international, partially offset by an improved current year attritional loss ratio from price increases in the property classes.

Underwriting Expenses. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 24.0% for the six months ended June 30, 2006 compared to 24.9% for the six months ended June 30, 2005.

The following table shows the expense ratios for each of the Company’s operating segments for the six months ended June 30, 2006 and 2005.

Segment Expense Ratios

Segment	2006	2005

U.S. Reinsurance	25.3%	25.6%
U.S. Insurance	19.0%	23.0%
Specialty Underwriting	29.0%	26.3%
International	24.0%	23.5%

Segment underwriting expenses decreased by 17.3% to $262.6 million for the six months ended June 30, 2006 compared to $317.4 million for the six months ended June 30, 2005. Commission, brokerage, taxes and fees decreased by $51.1 million, principally reflecting changes in premium volume and changes in the mix and distribution channels of business. Segment other underwriting expenses decreased by $3.7 million. Contributing to the decrease was a 31.3% ($11.5 million) decrease in the Specialty Underwriting operation, a 28.2% ($20.0 million) decrease in the U.S. Insurance operation and a 17.2% ($26.1 million) decrease in the U.S. Reinsurance operation, partially offset by a 4.7% ($2.8 million) increase in the International operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance.

The Company’s combined ratio, which is the sum of the loss and expense ratios, increased by 1.9 percentage points to 93.9% for the six months ended June 30, 2006 compared to 92.0% for the six months ended June 30, 2005, primarily due to the increase resulting from prior years attritional and catastrophe loss development, partially offset by a decrease in expenses.

The following table shows the combined ratios for each of the Company’s operating segments for the six months ended June 30, 2006 and 2005. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios

Segment	2006	2005

U.S. Reinsurance	96.9%	96.6%
U.S. Insurance	91.0%	95.3%
Specialty Underwriting	103.5%	89.9%
International	86.8%	76.7%

Investment Results. Net investment income increased 0.5% to $175.8 million for the six months ended June 30, 2006 from $175.0 million for the six months ended June 30, 2005, principally reflecting the effects of the increase of investable assets to $8.0 billion at June 30, 2006 as compared to $7.6 billion at June 30, 2005.

The following table shows the components of net investment income for the six months ended as indicated:

(Dollars in thousands)	2006	2005
Fixed maturities	$151,351	$160,921
Equity securities	5,709	4,500
Short-term investments	9,978	4,376
Other income	18,085	18,181

Total gross investment income	185,123	187,978
Interest credited and other expense	(9,296)	(12,986)

Total investment income	$175,827	$174,992

The following table shows a comparison of various investment yields for the periods indicated:

	2006	2005

Imbedded pre-tax yield of cash and invested assets at June 30 and December 31	4.5%	4.5%
Imbedded after-tax yield of cash and invested assets at June 30 and December 31	3.6%	3.6%
Annualized pre-tax yield on average cash and invested assets for the six months ended June 30	4.6%	4.9%
Annualized after-tax yield on average cash and invested assets for the six months ended June 30	3.7%	3.9%

Net realized capital gains were $11.2 million for the six months ended June 30, 2006, which reflected gains of $10.0 million on the sale of equity securities and $4.3 million on the sale of fixed maturities, partially offset by $2.8 million of realized capital losses. Net realized capital gains were $19.7 million for the six months ended June 30, 2005, which reflected realized capital gains of $28.6 million, partially offset by $8.9 million of realized capital losses, which include $4.1 million related to write-downs in the value of interest only strips deemed to be impaired on an other than temporary basis in accordance with EITF 99-20.

Corporate, Non-allocated Expenses. Corporate underwriting expenses not allocated to segments for both the six months ended June 30, 2006 and June 30, 2005 were $2.6 million and $3.5 million respectively.

Interest, fees and bond issue cost amortization expense for the six months ended June 30, 2006 and 2005 were $34.9 million and $39.3 million, respectively. Interest, fees and bond issue cost amortization expense for the six months ended June 30, 2006 included $15.6 million related to the senior notes, $18.7 million related to the junior subordinated debt securities, $0.5 million related to the bond issue cost amortization and $0.1 million relating to the credit line under the Company’s revolving credit facility. Interest, fees and bond issue cost amortization expense for the six months ended June 30, 2005 included $19.9 million related to the senior notes, $18.7 million related to the junior subordinated debt securities, $0.6 million related to the bond issue cost amortization and $0.1 million related to credit line under the Company’s revolving credit facility. Interest expense on senior notes decreased due to the retirement on March 15, 2005, of the 8.5% senior notes issued on March 14, 2000.

Other expense for the six months ended June 30, 2006 was $6.0 million compared to other income of $1.8 million for the six months ended June 30, 2005. This change in other income and expense for the six months ended June 30, 2006 was primarily due to a decrease in deferred gains on a retroactive reinsurance agreement with an unconsolidated affiliate.

Income Taxes. The Company’s income tax expense is primarily a function of its statutory tax rate, the level of its pre-tax income and the impact from tax preferenced investment income. The Company recognized an income tax expense of $48.4 million for the six months ended June 30, 2006 compared to $54.3 million in the six months ended June 30, 2005.

Net Income. Net income was $164.9 million for the six months ended June 30, 2006 compared to net income of $205.8 million for the six months ended June 30, 2005.

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

The Company’s $8.0 billion investment portfolio at June 30, 2006 is principally comprised of fixed maturity securities, which are subject to interest rate risk and foreign currency rate risk, and equity securities, which are subject to equity price risk. The impact of these risks on the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, due to change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $482.4 million of mortgage-backed securities in the $6,017.9 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on the Company’s fixed maturity portfolio (including $508.0 million of short-term investments) as of June 30, 2006 based on parallel and immediate 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

As of June 30, 2006 Interest Rate Shift in Basis Points

	-200	-100	0	100	200

Total Market Value	$7,221.8	$6,881.7	$6,525.8	$6,135.1	$5,741.4
Market Value Change from Base (%)	10.7%	5.5%	0.0%	-6.0%	-12.0%
Change in Unrealized Appreciation
After-tax from Base ($)	$452.4	$231.4	$-	$(254.0)	$(510.0)

The Company had $7,586.1 million and $7,729.2 million of reserves for loss and LAE as of June 30, 2006 and December 31, 2005, respectively. These amounts are recorded at their nominal or estimated ultimate payment amount, as opposed to fair value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the fair value of the reserves is less than the nominal value. As interest rates rise, the fair value of the reserves decreases and, conversely, if interest rates decline, the fair value will increase. These movements are the opposite of the interest rate impacts on the fair value of investments since reserves are future obligations. While the difference between fair value and nominal value is not reflected in the Company’s financial statements, the Company’s financial results will include investment income over time from the investment portfolio until the claims are paid. The Company’s loss and loss reserve obligations have an expected duration that is reasonably consistent with the Company’s fixed income portfolio. The existence of such obligations, and the variable differential between ultimate and fair value, which in theory applies equally to invested assets and insurance liability, provides substantial mitigation of the economic effects of interest rate variability even though such mitigation is not reflected in the Company’s financial statements.

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

As of June 30, 2006 Change in Equity Values in Percent

	-20%	-10%	0%	10%	20%

Market Value of the Equity Portfolio	$895.1	$1,007.0	$1,118.9	$1,230.8	$1,342.6
After-tax Change in Unrealized Appreciation	$(145.5)	$(72.7)	$-	$72.7	$145.5

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of the Company’s non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, the Company prefers to maintain the capital of its operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. The Company mitigates foreign exchange exposure by a general matching of the currency and duration of its assets to its corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52, the Company translates the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of June 30, 2006 there has been no material change in exposure to foreign exchange rates as compared to December 31, 2005.

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

None.

PART II – Item 4. Submission of Matters tp a Vote of Security Holders

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

Dated: August 14, 2006