Form 10-Q
period 2006-09-30
EVEREST REINSURANCE HOLDINGS INC
filed 2006-11-14
CIK 914748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	Commission file number:
September 30, 2006	1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3263609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

               Large accelerated filer___ Accelerated filer___ Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

YES	NO X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at November 01, 2006

Common Stock, $.01 par value	1,000

                                            EVEREST REINSURANCE HOLDINGS, INC.

                                                                    Index To Form 10-Q

                                                                               PART I

                                                         FINANCIAL INFORMATION

Item 1. Financial Statements	Page

Consolidated Balance Sheets at September 30, 2006 (unaudited)
and December 31, 2005	3

Consolidated Statements of Operations and Comprehensive Income (Loss)
for the three and nine months ended September 30, 2006 and 2005 (unaudited)	4

Consolidated Statements of Changes in Stockholders’ Equity for the three
and nine months ended September 30, 2006 and 2005 (unaudited)	5

Consolidated Statements of Cash Flows for the three and nine months
ended September 30, 2006 and 2005 (unaudited)	6

Notes to Consolidated Interim Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operation	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42

Item 4. Controls and Procedures	43

PART II

OTHER INFORMATION

Item 1. Legal Proceedings	44

Item 1A. Risk Factors	44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3. Defaults Upon Senior Securities	44

Item 4. Submission of Matters to a Vote of Security Holders	44

Item 5. Other Information	44

Item 6. Exhibits	45
EVEREST REINSURNCE HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value per share)	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value
(amortized cost: 2006, $5,885,670; 2005, $5,850,541)	$6,060,173	$6,036,693
Equity securities, at market value (cost: 2006, $886,221; 2005, $859,425)	1,122,202	1,023,784
Short-term investments	701,704	513,913
Other invested assets (cost: 2006, $268,073; 2005, $215,364)	269,784	216,791
Cash	84,842	66,194

Total investments and cash	8,238,705	7,857,375
Accrued investment income	84,543	82,561
Premiums receivable	960,225	1,053,994
Reinsurance receivables - unaffiliated	821,486	988,725
Reinsurance receivables - affiliated	1,566,140	1,537,355
Funds held by reinsureds	133,521	130,041
Deferred acquisition costs	240,041	202,226
Prepaid reinsurance premiums	388,776	398,583
Deferred tax asset	244,625	261,216
Current federal income tax receivable	-	73,256
Other assets	130,760	115,193

TOTAL ASSETS	$12,808,822	$12,700,525

LIABILITIES:
Reserve for losses and loss adjustment expenses	$7,446,648	$7,729,171
Unearned premium reserve	1,437,631	1,387,876
Funds held under reinsurance treaties	140,584	263,165
Contingent commissions	17,558	20,158
Other net payable to reinsurers	389,112	315,676
Current federal income taxes payable	15,927	-
8.75% Senior notes due 3/15/2010	199,531	199,446
5.4% Senior notes due 10/15/2014	249,643	249,617
Junior subordinated debt securities payable	546,393	546,393
Accrued interest on debt and borrowings	9,041	10,041
Other liabilities	232,707	188,280

Total liabilities	10,684,775	10,909,823

Commitments & Contingencies (Note 4)
STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued (2006 and 2005)	-	-
Additional paid-in capital	297,515	292,281
Accumulated other comprehensive income, net of deferred income
taxes of $158.6 million at 2006 and $132.6 million at 2005	294,578	246,285
Retained earnings	1,531,954	1,252,136

Total stockholder's equity	2,124,047	1,790,702

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$12,808,822	$12,700,525

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$561,042	$617,750	$1,666,208	$1,905,081
Net investment income	84,744	67,585	260,571	242,577
Net realized capital gains	9,025	18,633	20,249	38,321
Other expense	(17,925)	(14,989)	(23,959)	(13,156)

Total revenues	636,886	688,979	1,923,069	2,172,823

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	330,026	748,550	1,102,871	1,612,002
Commission, brokerage, taxes and fees	103,039	122,092	323,085	393,276
Other underwriting expenses	25,389	25,014	70,527	74,778
Interest expense on senior notes	7,788	7,785	23,361	27,729
Interest expense on junior subordinated debt	9,362	9,362	28,086	28,086
Amortization of bond issue costs	235	234	704	784
Interest and fee expense on credit facility	39	73	133	167

Total claims and expenses	475,878	913,110	1,548,767	2,136,822

INCOME (LOSS) BEFORE TAXES	161,008	(224,131)	374,302	36,001
Income tax expense (benefit)	46,077	(50,579)	94,484	3,715

NET INCOME (LOSS)	$114,931	$(173,552)	$279,818	$32,286

Other comprehensive income (loss), net of tax	103,407	(3,135)	48,293	8,975

COMPREHENSIVE INCOME (LOSS)	$218,338	$(176,687)	$328,111	$41,261

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share amounts)	2006	2005	2006	2005
	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000

Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period	$296,391	$275,041	$292,281	$271,652
Tax benefit from stock options exercised	1,124	1,445	5,234	4,735
Dividend from parent	-	50	-	149

Balance, end of period	297,515	276,536	297,515	276,536

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	191,171	259,770	246,285	247,660
Net increase (decrease) during the period	103,407	(3,135)	48,293	8,975

Balance, end of period	294,578	256,635	294,578	256,635

RETAINED EARNINGS:
Balance, beginning of period	1,417,023	1,453,268	1,252,136	1,247,430
Net income (loss)	114,931	(173,552)	279,818	32,286

Balance, end of period	1,531,954	1,279,716	1,531,954	1,279,716

TREASURY SHARES AT COST:
Balance, beginning of period	-	(22,950)	-	(22,950)

Balance, end of period	-	(22,950)	-	(22,950)

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$2,124,047	$1,789,937	$2,124,047	$1,789,937

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$114,931	$(173,552)	$279,818	$32,286
Adjustments to reconcile net income to net cash provided by
operating activities:
Decrease (increase) in premiums receivable	14,948	36,759	97,231	(33,132)
Increase in funds held by reinsureds, net	(40,229)	(8,857)	(127,313)	(71,649)
Decrease (increase) in reinsurance receivables	143,200	(254,000)	147,015	(72,919)
Increase in deferred tax asset	(6,125)	(32,179)	(9,408)	(44,310)
(Decrease) increase in reserve for losses and loss adjustment expenses	(141,404)	599,349	(307,753)	786,232
Increase in unearned premiums	54,924	23,022	46,185	41,862
(Decrease) increase in other assets and liabilities, net	(33,326)	1,168	143,039	(118,544)
Amortization of bond premium	3,292	2,469	9,044	1,561
Amortization of underwriting discount on senior notes	38	36	111	127
Realized capital gains	(9,025)	(18,633)	(20,249)	(38,321)

Net cash provided by operating activities	101,224	175,582	257,720	483,193

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale	122,430	83,136	331,003	219,731
Proceeds from fixed maturities sold - available for sale	121	81,473	40,983	807,159
Proceeds from equity securities sold	54,889	97,319	148,471	106,729
Proceeds from other invested assets sold	13,774	8,374	37,861	30,016
Cost of fixed maturities acquired - available for sale	(37,147)	(181,580)	(386,766)	(909,402)
Cost of equity securities acquired	(21,132)	(116,763)	(141,177)	(476,270)
Cost of other invested assets acquired	(35,284)	(25,716)	(87,360)	(98,867)
Net (purchases) sales of short-term securities	(193,231)	(104,055)	(185,566)	120,502
Net decrease in unsettled securities transactions	(7,977)	(19,906)	(9,233)	(25,832)

Net cash used in investing activities	(103,557)	(177,718)	(251,784)	(226,234)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from stock options exercised	1,124	1,445	5,234	4,735
Dividend from parent	-	50	-	149
Repayment of senior notes	-	-	-	(250,000)

Net cash provided by (used in) financing activities	1,124	1,495	5,234	(245,116)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,335	(1,251)	7,478	(5,120)

Net increase (decrease) in cash	126	(1,892)	18,648	6,723
Cash, beginning of period	84,716	62,502	66,194	53,887

Cash, end of period	$84,842	$60,610	$84,842	$60,610

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
Income taxes paid, net	$34,119	$2,446	$6,320	$108,383
Interest paid	$18,151	$18,185	$52,470	$63,241
Non-cash financing transaction:
Non-cash tax benefit from stock options exercised	$1,124	$1,445	$5,234	$4,735
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2006 and 2005

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

The unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2006 and 2005 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2005, 2004 and 2003 included in the Company’s most recent Form 10-K filing.

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

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). FIN 48 prescribes the recognition and measurement criteria for the financial statements for tax positions taken or expected to be taken in a tax return. Further, FIN 48 expands the required disclosures associated with uncertain tax positions. The Company will adopt FIN 48 on January 1, 2007. The Company is unable to determine the impact on its financial statements at this time, although it does not believe the impact will be material.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“FAS 157”), which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FAS 157 defines fair value, establishes a framework for measuring fair value consistently in GAAP and expands disclosures about fair value measurements. The Company will adopt FAS 157 on January 1, 2008. The Company does not believe the impact on its financial statements will be material.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”), which is effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. FAS 158 requires an employer to (a) recognize in its financial statements an asset for a plan’s over funded status or a liability for a plan’s under funded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as other comprehensive income. The Company will adopt FAS 158 for the reporting period ended December 31, 2006. As of September 30, 2006, the impact on the Company’s financial statements at December 31, 2006 is estimated to be a $27.5 million pre-tax or $17.9 million after-tax reduction to other comprehensive income. This amount will differ based on the end of year weighted average discount rate used to determine the actuarial present value of projected benefit obligations and the expected long-term annualized rate of return on plan assets at December 31, 2006.

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

•	On December 1, 2005, Group issued 2,298,000 of its common shares at a price of $102.89 per share, which resulted in $236.4 million of proceeds before expenses of approximately $0.3 million and Holdings sold Group shares it acquired in 2002 at a price of $102.89 per share, which resulted in $46.5 million of proceeds, before expenses of approximately $0.3 million.

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

•	On March 29, 2004, Capital Trust II, an unconsolidated affiliate, issued trust preferred securities resulting in a takedown from the shelf registration statement of $320.0 million. In conjunction with the issuance of Capital Trust II’s trust preferred securities, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Capital Trust II. Part of the proceeds from the junior subordinated debt securities issuance was used for capital contributions to Holdings’ operating subsidiaries.

•	On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. The net proceeds were used to retire existing debt of the Company, which was due and retired on March 15, 2005.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

•	On October 6, 2005, Group expanded the size of the remaining shelf registration to $486.0 million by filing under Rule 462(b) of the Securities Act of 1933, as amended, and General Instruction IV of Form S-3 promulgated there under. On the same date, Group entered into an agreement to issue 5,200,000 of its common shares at a price of $91.50 per share, which resulted in $475.8 million in proceeds received on October 12, 2005, before expenses of approximately $0.3 million. This transaction effectively exhausted the December 22, 2003 shelf registration.

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

As of September 30, 2006, approximately 9% of the Company’s gross reserves are an estimate of the Company’s ultimate liability for A&E claims. This estimate is made based on judgmental assessment of the underlying exposures as the result of (1) long and variable reporting delays, both from insureds to insurance companies and from ceding companies to reinsurers; (2) historical data, which is more limited and variable on A&E losses than historical information on other types of casualty claims; and (3) unique aspects of A&E exposures for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims. Among the uncertainties are: (a) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of asbestos or environmental contamination; (c) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (d) changes in underlying laws and judicial interpretation of those laws; (e) the potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (f) questions concerning interpretation and application of insurance and

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

reinsurance coverage; and (g) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

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

The following table summarizes incurred losses with respect to A&E on both a gross and net of retrocessional basis for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005

Gross basis:
Beginning of period reserves	$619,879	$701,756	$649,460	$728,325
Incurred losses	47,000	49,550	63,400	67,550
(Paid) recoverable losses	(23,783)	(16,224)	(69,764)	(60,793)

End of period reserves	$643,096	$735,082	$643,096	$735,082

Net basis:
Beginning of period reserves	$298,261	$298,131	$311,552	$303,335
Incurred losses	6,746	4,779	7,992	10,681
Recoverable (paid) losses	2,518	16,858	(12,019)	5,752

End of period reserves	$307,525	$319,768	$307,525	$319,768

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

The Company’s gross A&E liabilities stem from Mt. McKinley Insurance Company’s (“Mt. McKinley”) direct excess insurance business and Everest Re’s assumed business. At September 30, 2006, the gross reserves for A&E losses were comprised of $144.2 million representing case reserves reported by ceding companies, $143.5 million representing additional case reserves established by the Company on assumed reinsurance claims, $210.3 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $145.1 million representing incurred but not reported reserves (“IBNR”). Approximately 89.0%, or $572.6 million, of gross A&E reserves relate to asbestos, of which $312.5 million was for assumed business and $260.1 million was for direct excess business.

The Company’s net A&E liabilities reflect credit for reinsurance from Mt. McKinley as an affiliate reinsurer of Everest Re. Under a series of transactions dating to 1986, Mt. McKinley reinsured several components of Everest Re’s business. In particular, Mt. McKinley provided stop loss protection, in connection with the Company’s October 5, 1995 initial public offering, for any adverse loss development on Everest Re’s June 30, 1995 (December 31, 1994 for catastrophe losses) reserves, with $375.0 million in limits. At September 30, 2006, the stop loss limits have been exhausted (the “Stop Loss Agreement”). The Stop Loss Agreement and other reinsurance contracts between Mt. McKinley and Everest Re remained in effect following the Company’s acquisition of Mt. McKinley. However, these contracts became transactions with affiliates effective on the date of the Mt. McKinley acquisition. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm’s-length consideration, all of its net reinsurance exposures and reserves to Bermuda Re.

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

With respect to Mt. McKinley, where the Company has a direct relationship with policyholders, the Company’s aggressive litigation posture and the uncertainties inherent in the asbestos coverage and bankruptcy litigation have provided an opportunity to actively engage in settlement negotiations with a number of those policyholders who have potentially significant asbestos liabilities. Those discussions are oriented toward achieving reasonable negotiated settlements that limit Mt. McKinley’s liability to a given policyholder to a sum certain. In 2004 and 2005 and thus far in 2006, the Company concluded such settlements or reached agreement in principle with 14 of its high profile policyholders. The Company has currently identified 9 policyholders based on their past claim activity and/or potential future liabilities as “High Profile Policyholders” and its settlement efforts are generally directed at such policyholders, in part because their exposures have developed to the point where both the policyholder and the Company have sufficient information to be motivated to settle. The Company believes that this active approach will ultimately result in a more cost-effective liquidation of Mt. McKinley’s liabilities than a passive approach, although it may also introduce additional variability in Mt. McKinley’s losses and cash flows as reserves are adjusted to reflect the development of negotiations and, ultimately, potentially accelerated settlements.

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
(continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

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

In 1993 and prior, the Company had a business arrangement with The Prudential wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at September 30, 2006 was $153.1 million.

Prior to its 1995 initial public offering, the Company purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the company. Should the life insurance company become unable to make the annuity payments, the company would be liable for those claim liabilities. The estimated cost to replace such annuities at September 30, 2006 was $19.8 million.

5. Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005

Net unrealized appreciation
(depreciation) of investments,
net of deferred income taxes	$102,267	$(6,642)	$39,166	$10,619
Currency translation adjustments,
net of deferred income taxes	1,140	3,507	9,127	509
Additional minimum pension liability	-	-	-	(2,153)

Other comprehensive income (loss),
net of deferred income taxes	$103,407	$(3,135)	$48,293	$8,975

6. Trust Agreements

A subsidiary of the Company, Everest Re, has established a trust agreement as security for assumed losses payable for a non-affiliated ceding company, which effectively uses Everest Re’s investments as collateral. At September 30, 2006, the total amount on deposit in the trust account was $22.9 million.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

7. Senior Notes

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.50% senior notes due and retired on March 15, 2005.

Interest expense incurred in connection with these senior notes was $7.8 million for the three months ended September 30, 2006 and 2005 and $23.4 million and $27.7 million for the nine months ended September 30, 2006 and 2005, respectively. Market value, which is based on quoted market price at September 30, 2006 and December 31, 2005, was $245.4 million and $250.9 million, respectively, for the 5.40% senior notes and $219.3 million and $226.2 million, respectively, for the 8.75% senior notes.

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

Fair value, which is primarily based on quoted market price of the related trust preferred securities at September 30, 2006 and December 31, 2005, was $295.1 million and $293.5 million, respectively, for the 6.20% junior subordinated debt securities and $222.7 million and $220.5 million, respectively, for the 7.85% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $9.4 million for the three months ended September 30, 2006 and 2005 and $28.1 million for the nine months ended September 30, 2006 and 2005.

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

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

There are certain regulatory and contractual restrictions on the ability of the Company’s operating subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The insurance laws of the State of Delaware, where the Company’s direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to the Company that exceed certain statutory thresholds. In addition, the terms of Holdings Credit Facility (discussed in Note 9) require Everest Re, the Company’s principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year. At December 31, 2005, $2,112.0 million of the $2,724.9 million in net assets of the Company’s consolidated subsidiaries were subject to the foregoing regulatory restrictions.

9. Credit Line

Effective August 23, 2006, Holdings entered into a new five year, $150.0 million senior revolving credit facility with a syndicate of lenders, replacing the October 10, 2003 three year senior revolving credit facility, which expired on October 10, 2006. Both the August 23, 2006 and October 10, 2003 senior revolving credit agreements, which have similar terms, are referred to as the “Holdings Credit Facility”. Citibank N.A. is the administrative agent for the Holdings Credit Facility. The Holdings Credit Facility is used for liquidity and general corporate purposes. The Holdings Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either, (1) the Base Rate (as defined below) or (2) a periodic fixed rate equal to the Eurodollar Rate plus an applicable margin. The Base Rate means a fluctuating interest rate per annum in effect from time to time to be equal to the higher of (a) the rate of interest publicly announced by Citibank as its prime rate or 0.5% per annum above the Federal Funds Rate, in each case plus the applicable margin. The amount of margin and the fees payable for the Holdings Credit Facility depends upon Holdings’ senior unsecured debt rating.

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005. As of September 30, 2006, Holdings was in compliance with these covenants.

For the three and nine months ended September 30, 2006 and 2005, there were no outstanding borrowings under the Holdings Credit Facility.

Interest expense and fees incurred in connection with the Holdings Credit Facility were $0.04 million and $0.07 million for the three months ended September 30, 2006 and 2005, respectively, and $0.1 million and $0.2 million for nine months ended September 30, 2006 and 2005, respectively.

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
(continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

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

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005

Gross written premiums	$332,923	$374,309	$989,337	$1,100,677
Net written premiums	251,754	283,598	740,969	835,535
Premiums earned	$234,502	$263,059	$730,819	$855,213
Incurred losses and loss adjustment expenses	159,535	499,648	514,892	920,017
Commission and brokerage	44,882	52,130	159,220	191,633
Other underwriting expenses	6,443	5,649	17,585	17,713

Underwriting gain (loss)	$23,642	$(294,368)	$39,122	$(274,150)

U.S. Insurance	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005

Gross written premiums	$249,346	$210,768	$662,742	$755,876
Net written premiums	182,097	179,336	454,342	560,563
Premiums earned	$148,002	$194,828	$416,865	$502,957
Incurred losses and loss adjustment expenses	97,639	113,763	291,348	336,369
Commission and brokerage	18,909	33,106	47,836	79,311
Other underwriting expenses	12,715	13,583	34,809	38,396

Underwriting gain	$18,739	$34,376	$42,872	$48,881

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

Specialty Underwriting	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005

Gross written premiums	$77,844	$51,891	$194,958	$247,868
Net written premiums	53,500	35,028	137,406	175,187
Premiums earned	$49,180	$38,219	$136,534	$178,021
Incurred losses and loss adjustment expenses	25,106	49,504	90,228	138,382
Commission and brokerage	9,924	7,630	32,315	41,124
Other underwriting expenses	1,713	1,635	4,655	4,990

Underwriting gain (loss)	$12,437	$(20,550)	$9,336	$(6,475)

International	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005

Gross written premiums	$186,063	$188,296	$541,420	$540,466
Net written premiums	134,516	132,078	391,622	382,986
Premiums earned	$129,358	$121,644	$381,990	$368,890
Incurred losses and loss adjustment expenses	47,746	85,635	206,403	217,234
Commission and brokerage	29,324	29,226	83,714	81,208
Other underwriting expenses	3,441	3,057	9,804	9,074

Underwriting gain	$48,847	$3,726	$82,069	$61,374

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005

Underwriting gain (loss)	$103,665	$(276,816)	$173,399	$(170,370)
Net investment income	84,744	67,585	260,571	242,577
Net realized capital gains	9,025	18,633	20,249	38,321
Corporate expense	(1,077)	(1,090)	(3,674)	(4,605)
Interest, fee and bond issue cost amortization expense	(17,424)	(17,454)	(52,284)	(56,766)
Other expense	(17,925)	(14,989)	(23,959)	(13,156)

Income (loss) before taxes	$161,008	$(224,131)	$374,302	$36,001

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

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

11. Investments - Interest Only Strips

The Company from time to time invests in interest only strips of mortgage-backed securities (“interest only strips”) in response to movement in, and levels of, capital market interest rates. These securities give the holder the right to receive interest payments at a stated coupon rate on an underlying pool of mortgages. The interest payments on the outstanding mortgages are guaranteed by entities generally rated AAA. The ultimate cash flow from these investments is primarily dependent upon the average life of the mortgage pool. Generally, as market interest rates and, more specifically, market mortgage rates decline, mortgagees tend to refinance which will decrease the average life of a mortgage pool and decrease expected cash flows. Conversely, as market interest rates and, more specifically, mortgage rates rise, repayments will slow and the ultimate cash flows will tend to rise. Accordingly, the market value of these investments tends to increase as general interest rates rise and decline as general interest rates fall. These movements are generally counter to the impact of interest rate movements on the Company’s other fixed income investments. The Company held no interest only strips investments at September 30, 2006. The market value of the interest only strips at September 30, 2005 was $51.1 million.

The Company accounts for its investment in interest only strips in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities, including agency interest only strips, whether purchased or retained in securitization, as well as the rules for determining when these securities must be written down to fair value because of impairment. EITF 99-20 requires decreases in the valuation of residual interests in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings, rather than an unrealized loss in stockholders’ equity, when any portion of the decline in fair value is attributable to, as defined by EITF 99-20, an impairment loss. The Company had no realized capital loss due to impairment for the three and nine months ended September 30, 2006 and for the three months ended September 30, 2005. The Company recorded a pre-tax and after-tax realized capital loss due to impairments of $4.1 million and $2.7 million, respectively, for the nine months ended September 30, 2005.

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

The Company engages in reinsurance transactions with Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”) under which business is ceded for what management believes to be arm’s length consideration. These transactions include:

•	Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred all of its net insurance exposures and reserves to Bermuda Re.

•	Effective October 1, 2001, Everest Re and Bermuda Re entered into a loss portfolio reinsurance agreement, whereby Everest Re transferred all of its Belgium branch net insurance exposures and reserves to Bermuda Re and subsequently closed its Belgium branch.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

•	For premiums earned and losses incurred for the period January 1, 2002 through December 31, 2002, Everest Re, Everest National Insurance Company and Everest Security Insurance Company entered into an Excess of Loss Reinsurance Agreement with Bermuda Re, covering workers’ compensation losses occurring on and after January 1, 2002, as respects new, renewal and in force policies effective on that date through December 31, 2002. Bermuda Re is liable for any loss exceeding $100,000 per occurrence, with its liability not to exceed $150,000 per occurrence.

•	Effective January 1, 2002 for the 2002 underwriting year, Everest Re ceded 20% of its net retained liability to Bermuda Re through a quota share reinsurance agreement (“whole account quota share”).

•	Effective January 1, 2003, Everest Re and Bermuda Re amended the whole account quota share, through which Everest Re previously ceded 20% of its business to Bermuda Re so that effective January 1, 2003 Everest Re ceded 25% to Bermuda Re of the net retained liability on all new and renewal policies underwritten during the term of this agreement.

•	Effective January 1, 2003, Everest Re entered into a whole account quota share with Bermuda Re, whereby Everest Re’s Canadian branch cedes to Bermuda Re 50% of its net retained liability on all new and renewal property business.

•	Effective January 1, 2004, Everest Re and Bermuda Re amended the whole account quota share through which Everest Re previously ceded 25% of its business to Bermuda Re so that effective January 1, 2004 Everest Re cedes 22.5% to Bermuda Re and 2.5% to Everest International of the net retained liability on all new and renewal covered business written during the term of this agreement. This amendment remained in effect through December 31, 2005.

•	Effective January 1, 2006, Everest Re, Bermuda Re and Everest International amended the whole account quota share so that for all new and renewal business recorded on or after January 1, 2006, Everest Re cedes 31.5% and 3.5% of its casualty business to Bermuda Re and Everest International, respectively, and Everest Re will cede 18.0% and 2.0% of its property business to Bermuda Re and Everest International, respectively. However, in no event shall the loss cessions to Bermuda Re and Everest International relating to any one occurrence on the property business exceed $125.0 million (20% of $625.0 million).

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

The following table summarizes the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, for the periods indicated:

Bermuda Re	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands)	2006	2005	2006	2005

Ceded written premiums	$177,663	$151,285	$522,818	$530,932
Ceded earned premiums	171,919	139,881	514,036	536,654
Ceded losses and LAE (a)	114,365	248,001	309,876	483,140
Everest International	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands)	2006	2005	2006	2005

Ceded written premiums	$22,018	$14,824	$54,453	$59,275
Ceded earned premiums	21,366	12,625	51,816	53,544
Ceded losses and LAE	13,496	20,862	32,021	44,304

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

During much of 2005, global reinsurance and insurance pricing was generally flat to down principally as a result of the relatively strong profitability and capital generation achieved by many reinsurers and insurers following the favorable market conditions that had persisted from 2001-2004. However, unprecedented catastrophic industry losses in the second half of 2005, principally driven by Hurricanes Katrina, Rita and Wilma, adversely impacted the 2005 financial results of most industry participants.

Thus far in 2006, the Company has observed strong price increases and more restricted limits in those property lines and regions that were most affected by the catastrophe events of 2005. Reinsurance capacity in these areas was and continues to be, constrained, particularly for catastrophe reinsurance, which includes southeastern U.S. exposures and in the retrocession and energy lines. The record catastrophe losses of 2005 have also generally led to modest strengthening for U.S. property lines that have little or no substantive catastrophe exposure and price stabilization in most casualty insurance and reinsurance markets at adequate premium rates thus far in 2006. However, certain of the Company’s U.S. casualty lines continue to exhibit weaker market conditions led by the medical stop loss and directors & officers (“D&O”) reinsurance classes, as well as the California workers’ compensation insurance line. The Company believes that U.S. casualty reinsurance generally remains adequately priced; however, increased price competition at the insurance company level and cedants’ increased appetite for retaining more profitable business net following several strong years of hard-market conditions, may influence these markets toward modest softening. The Company’s U.S. insurance operation is less affected by these standard casualty insurance market conditions given its specialty insurance program orientation. Finally, the Company continues to observe generally stable property and casualty reinsurance market conditions in most countries outside of the U.S., except for hardening property market conditions in Mexico following Hurricane Wilma.

Focusing on U.S. property reinsurance, market conditions have tightened, particularly within peak catastrophe zones, during 2006. This market hardening was particularly pronounced in third quarter renewals with incrementally higher rate changes and even more restrictive coverages than earlier in 2006. As a result, many reinsurance buyers have not been able to fully place their reinsurance program and have been forced to raise retention levels and/or reduce catastrophe limit purchases. In turn, insurance companies continue to adjust limits and coverages and increase the premium rates they charge their customers. Together, these trends have generally resulted in insurance companies retaining more property risk exposure and being more prone to potential future earnings volatility than they would prefer. This market dynamic, both at the individual company and industry level, is reflective of a fundamental imbalance between reinsurance supply and demand. The Company believes that this disequilibrium may continue through 2007 despite the relatively benign loss experience from the 2006 U.S. hurricane season. Reinsurers continue to reassess their risk appetites and rebalance their property portfolios so as to reflect improved price to exposure metrics against the backdrop of: (i) recent revisions to the industry’s catastrophe loss projection models, which are indicating significantly higher loss potentials and consequently higher pricing requirements and (ii) elevated rating agency scrutiny and capital requirements for many catastrophe exposed companies.

In light of its 2005 catastrophe experience, the Company reexamined its risk management practices, concluded that its control framework operated generally as intended and made appropriate portfolio adjustments to its property reinsurance operations during the first nine months of 2006. This portfolio repositioning, particularly within peak catastrophe zones, including Southeast USA, Mexico and Gulf of Mexico, has enabled the Company to take advantage of these dislocated markets in a carefully managed fashion by: (i) shifting the mix of its writings toward the most profitable classes, lines, customers and territories, (ii) reducing aggregate catastrophe exposed limits and (iii) enhancing portfolio balance and diversification.

Overall, the Company believes that current marketplace conditions continue to offer solid opportunities for the Company given its strong ratings, distribution system, reputation and expertise. The Company continues to employ its opportunistic strategy of targeting those segments offering the best profit potential, while maintaining balance and diversification in its overall portfolio.

Financial Summary

The Company’s management monitors and evaluates overall Company performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended September 30,		Percentage Increase/	Nine Months Ended September 30,		Percentage Increase/
(Dollars in thousands)	2006	2005	(Decrease)	2006	2005	(Decrease)
Gross written premiums	$846,176	$825,264	2.5%	$2,388,457	$2,644,887	-9.7%
Net written premiums	621,867	630,040	-1.3%	1,724,339	1,954,271	-11.8%
REVENUES:
Premiums earned	$561,042	$617,750	-9.2%	$1,666,208	$1,905,081	-12.5%
Net investment income	84,744	67,585	25.4%	260,571	242,577	7.4%
Net realized capital gains	9,025	18,633	-51.6%	20,249	38,321	-47.2%
Other expense	(17,925)	(14,989)	-19.6%	(23,959)	(13,156)	-82.1%

Total revenues	636,886	688,979	-7.6%	1,923,069	2,172,823	-11.5%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	330,026	748,550	-55.9%	1,102,871	1,612,002	-31.6%
Commission, brokerage, taxes and fees	103,039	122,092	-15.6%	323,085	393,276	-17.8%
Other underwriting expenses	25,389	25,014	1.5%	70,527	74,778	-5.7%
Interest, fee and bond issue
cost amortization expense	17,424	17,454	-0.2%	52,284	56,766	-7.9%

Total claims and expenses	475,878	913,110	-47.9%	1,548,767	2,136,822	-27.5%

INCOME (LOSS) BEFORE TAXES	161,008	(224,131)	171.8%	374,302	36,001	NM
Income tax expense (benefit)	46,077	(50,579)	191.1%	94,484	3,715	NM

NET INCOME (LOSS)	$114,931	$(173,552)	166.2%	$279,818	$32,286	NM

RATIOS:			Point Change			Point Change
Loss ratio	58.8%	121.2%	(62.4)	66.2%	84.6%	(18.4)
Commission and brokerage ratio	18.4%	19.8%	(1.4)	19.4%	20.6%	(1.2)
Other underwriting expense ratio	4.5%	4.0%	0.5	4.2%	4.0%	0.2

Combined ratio	81.7%	145.0%	(63.3)	89.8%	109.2%	(19.4)

(Dollar in millions)				As of, September 30, 2006	As of, December 31, 2005
Shareholders' equity				$2,124.0	$1,790.7	18.6%

(NM, not meaningful)

Overall, the Company’s third quarter and nine months of 2006 results were very strong with net income of $115 million and $280 million, respectively. Premium volume increased during the third quarter of 2006 compared to the same period of 2005, while it declined over the nine months of 2006 compared to the same period of 2005, as the Company continued its disciplined underwriting and risk management approaches. In particular, the

Company re-engineered its U.S. property reinsurance portfolio resulting in improved pricing, but lower premium volume. The year to date premium volume decline also reflects the Company’s discontinued insurance credit program and the Company’s prudent response to market softening in many U.S. casualty reinsurance classes. The premium volume increased in the third quarter in comparison with the second quarter of 2006, reflecting strong premium rate growth in the U.S. property reinsurance market as the Company capitalized on much improved market conditions, as well as growth of new programs in the insurance operation.

The Company’s net income increased dramatically by $288 million and $248 million in the third quarter and nine months ended September 30, 2006, respectively, compared to the same periods for 2005. This significant earnings improvement reflects the favorable effect of a benign hurricane season relative to unprecedented Company and industry hurricane losses experienced in 2005, as well as continued strong underlying underwriting fundamentals and increased investment income from an expanded invested asset base. These improvements were partially offset by a decline in net realized capital gains.

The Company’s stockholders’ equity increased by $333.3 million from year end 2005 to $2,124.0 million at September 30, 2006, principally attributable to the net income generated during the nine months of 2006.

Revenues.     Net written premiums declined 1% and 12% for the third quarter and nine months ended September 30, 2006, respectively, compared to the same periods for 2005. Net premiums earned declined 9% and 13% for the third quarter and nine months ended September 30, 2006, respectively, compared to the same periods of 2005. The year to date net premiums earned decrease was primarily due to a decline in the U.S. insurance segment of 17% reflective of: i) a reduction in credit business from an auto loan program which is in runoff; and ii) continued declines in the California workers’ compensation writings due to competitive market conditions. In addition, net premiums earned for the worldwide reinsurance segments in the aggregate decreased by 11% for the nine months ended September 30, 2006, reflecting multiple segment level factors, including a significant return premium for a Florida property quota share contract cancelled in 2006, the absence of sizable reinstatement premiums triggered in 2005 from severe catastrophic events, as well as a disciplined underwriting approach within both property and casualty lines emphasizing potential profitability rather than volume growth.

Net investment income increased 25% and 7% for the third quarter and nine months of 2006, respectively, as compared to the same periods for 2005, reflecting continued year over year growth in invested assets from positive cash flow from operations, despite significant catastrophe loss payouts related to the 2005 and 2004 hurricanes. The average investment portfolio yields through September 30, 2006 were 4.6% pre-tax and 3.7% after-tax, and were slightly higher compared to the prior year.

Net realized capital gains were modest in relation to the Company’s invested asset base, with variability mainly reflecting normal portfolio management activities.

Expenses.     The Company’s incurred losses and loss adjustment expenses (“LAE”) decreased 56% and 32% for the third quarter and nine months of 2006, respectively, compared to the same periods for 2005, primarily due to the absence of current year catastrophe losses and lower earned premiums.

The Company’s loss ratio improvements of 62 and 18 points for the third quarter and nine months of 2006, respectively, year over year, were primarily the result of reduced catastrophe losses. Included in the Company’s third quarter 2006 loss ratio was 7 points of favorable prior years reserve development, comprised of a 14 point decrease in prior year attritional reserves, due to favorable claims emergence trends, primarily within property and other short-tailed lines, partially offset by a 6 point increase in prior years catastrophe reserve development and a 1 point increase in prior years asbestos and environmental (“A&E”) reserves. The Company’s loss ratio for the nine months ended September 30, 2006 was 66.2% representing an 18 point improvement from the prior year, reflecting the absence of current year catastrophes and strong premium rate increases in property classes of business, partially offset by higher prior years reserve development, particularly related to catastrophes.

Commission, brokerage, and tax expenses for the third quarter and nine months of 2006 decreased by 16% and 18%, respectively, compared to the same period in 2005. Overall changes in the business mix and premium volume during the nine months of 2006 compared to 2005 were the primary reasons for the decrease in commission expense. Other underwriting expenses for the third quarter and nine months of 2006 increased by 2% and decreased by 6%, respectively, compared to the same periods for 2005. These expenses include infrastructure costs and various assessments by state insurance departments, which fluctuate period over period.

The Company’s effective income tax rate for the third quarter and nine months of 2006 was 29% and 25%, respectively. The Company’s effective tax rate is a function of the statutory rate, coupled with the impact from tax-preferenced investment income and discreet items impacting individual quarters.

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

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005

Gross written premiums	$332,923	$374,309	$989,337	$1,100,677
Net written premiums	251,754	283,598	740,969	835,535
Premiums earned	$234,502	$263,059	$730,819	$855,213
Incurred losses and loss adjustment expenses	159,535	499,648	514,892	920,017
Commission and brokerage	44,882	52,130	159,220	191,633
Other underwriting expenses	6,443	5,649	17,585	17,713

Underwriting gain (loss)	$23,642	$(294,368)	$39,122	$(274,150)

U.S. Insurance	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005

Gross written premiums	$249,346	$210,768	$662,742	$755,876
Net written premiums	182,097	179,336	454,342	560,563
Premiums earned	$148,002	$194,828	$416,865	$502,957
Incurred losses and loss adjustment expenses	97,639	113,763	291,348	336,369
Commission and brokerage	18,909	33,106	47,836	79,311
Other underwriting expenses	12,715	13,583	34,809	38,396

Underwriting gain	$18,739	$34,376	$42,872	$48,881

Specialty Underwriting	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005

Gross written premiums	$77,844	$51,891	$194,958	$247,868
Net written premiums	53,500	35,028	137,406	175,187
Premiums earned	$49,180	$38,219	$136,534	$178,021
Incurred losses and loss adjustment expenses	25,106	49,504	90,228	138,382
Commission and brokerage	9,924	7,630	32,315	41,124
Other underwriting expenses	1,713	1,635	4,655	4,990

Underwriting gain (loss)	$12,437	$(20,550)	$9,336	$(6,475)

International	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005

Gross written premiums	$186,063	$188,296	$541,420	$540,466
Net written premiums	134,516	132,078	391,622	382,986
Premiums earned	$129,358	$121,644	$381,990	$368,890
Incurred losses and loss adjustment expenses	47,746	85,635	206,403	217,234
Commission and brokerage	29,324	29,226	83,714	81,208
Other underwriting expenses	3,441	3,057	9,804	9,074

Underwriting gain	$48,847	$3,726	$82,069	$61,374

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005

Underwriting gain (loss)	$103,665	$(276,816)	$173,399	$(170,370)
Net investment income	84,744	67,585	260,571	242,577
Net realized capital gains	9,025	18,633	20,249	38,321
Corporate expense	(1,077)	(1,090)	(3,674)	(4,605)
Interest, fee and bond issue cost amortization expense	(17,424)	(17,454)	(52,284)	(56,766)
Other expense	(17,925)	(14,989)	(23,959)	(13,156)

Income (loss) before taxes	$161,008	$(224,131)	$374,302	$36,001

Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005

Premiums Written. Gross written premiums increased 2.5% to $846.2 million for the three months ended September 30, 2006 from $825.3 million for the three months ended September 30, 2005. The increase in gross written premiums was, in part, due to an increase in the Specialty Underwriting operations of 50.0% ($26.0 million), primarily due to a $20.4 million increase in surety business, a $4.7 million increase in marine and aviation business and a $0.9 million increase in A&H business. Also, the U.S. Insurance operation increased 18.3% ($38.6 million), reflecting an increase in the non-workers’ compensation business, partially offset by the continued retrenchment in the California workers’ compensation business and run-off of the credit business. Partially offsetting these increases was an 11.1% ($41.4 million) decrease in the U.S. Reinsurance operation, principally reflecting a $24.4 million decrease in treaty property business, a $13.2 million decrease in treaty casualty business and a $4.6 million decrease in facultative business. Also, the International operation decreased 1.2% ($2.2 million), primarily due to a $29.6 million decrease in Asian business, largely offset by both a $25.6 million increase in international business written through the Miami and New Jersey offices, representing primarily Latin American business and a $1.9 million increase in Canadian business.

Ceded premiums increased to $224.3 million for the three months ended September 30, 2006 from $195.2 million for the three months ended September 30, 2005. Ceded premiums relate primarily to quota share reinsurance agreements between Everest Re, Bermuda Re and Everest International.

Net written premiums decreased by 1.3% to $621.9 million for the three months ended September 30, 2006 from $630.0 million for the three months ended September 30, 2005, reflecting the $20.9 million increase in gross written premiums combined with the $29.1 million increase in ceded premiums.

Premium Revenues. Net premiums earned decreased by 9.2% to $561.0 million for the three months ended September 30, 2006 from $617.8 million for the three months ended September 30, 2005. Contributing to this decrease was a 24.0% ($46.8 million) decrease in the U.S. Insurance operation and a 10.9% ($28.6 million) decrease in the U.S. Reinsurance operation, partially offset by a 28.7% ($11.0 million) increase in the Specialty Underwriting operation and a 6.3% ($7.7 million) increase in the International operation. All of these changes reflect period to period changes in net written premiums and business mix, together with normal variability in earning patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items. Changes in estimates related to the reporting patterns of ceding companies also affect premiums earned.

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

The Company’s loss and LAE reserves reflect estimates of ultimate claim liability. Such estimates are re-evaluated on an ongoing basis, including re-estimates of prior period reserves, taking into consideration all available information and in particular, newly reported loss and claim experience. The effect of such re-evaluations impacts incurred losses for the current period. The Company notes that its analytical methods and processes operate at multiple levels, including individual contracts, groupings of like contracts, classes and lines of business, internal business units, segments, legal entities, and in the aggregate. The complexities of the Company’s business and operations require analyses and adjustments, both qualitative and quantitative, at these various levels. Additionally, the attribution of reserves, changes in reserves and incurred losses between accident year and underwriting year requires adjustments and allocations, both qualitative and quantitative, at these various levels. All of these processes, methods and practices appropriately balance actuarial science, business expertise and management judgment in a manner intended to assure the accuracy, precision and consistency of the Company’s reserving practices, which are fundamental to the Company’s operation. The Company notes, however, that the underlying reserves remain estimates, which are subject to variation, and that the relative degree of variability is generally least when reserves are considered in the aggregate and generally increases as the focus shifts to more granular data levels.

The following table shows the components of the Company’s incurred losses and LAE for the three months ended as indicated:

	September 30, 2006			September 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
All Segments
Attritional (a)	$367.0	$(79.4)	$287.6	$352.1	$(74.6)	$277.5
Catastrophes	0.4	35.3	35.7	448.2	18.1	466.2
A&E	-	6.7	6.7	-	4.8	4.8

Total All segments	$367.4	$(37.4)	$330.0	$800.3	$(51.8)	$748.6

Loss Ratio	65.5%	-6.7%	58.8%	129.6%	-8.4%	121.2%
(a) Attritional losses exclude catastrophe and A&E losses. (Some amounts may not reconcile due to rounding.)

The Company’s incurred losses and LAE decreased 55.9% to $330.0 million for the three months ended September 30, 2006 from $748.6 million for the three months ended September 30, 2005, primarily due to a significant reduction of current year catastrophe losses, partially offset by an increase in prior years reserve strengthening, principally for catastrophe losses.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by current year net premiums earned, improved by 62.4 points to 58.8% over the comparable 2005 period, principally due to a 72.5 point improvement of current year catastrophe losses, partially offset by 8.4 points related to more current year attritional losses. The 6.7 points of prior years reserve adjustments for the three months ended September 30, 2006 reflected 14.2 points of favorable prior years attritional reserve development due to favorable claims emergence trends, primarily within property and other short-tailed lines of business, partially offset by 6.3 points of unfavorable prior years catastrophe reserve development, principally from the 2005 hurricanes and 1.2 points of unfavorable A&E reserve development.

The following table shows the U.S. Reinsurance segment components of incurred losses and LAE for the three months ended as indicated:

	September 30, 2006			September 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred

Attritional	$161.0	$(35.3)	$125.7	$117.9	$(18.0)	$99.9
Catastrophes	-	27.1	27.1	381.8	13.2	395.0
A&E	-	6.7	6.7	-	4.8	4.8

Total segment	$161.0	$(1.5)	$159.5	$499.6	$0.0	$499.6

Loss Ratio	68.7%	-0.6%	68.0%	189.9%	0.0%	189.9%
(Some amounts may not reconcile due to rounding.)

The U.S. Reinsurance segment’s incurred losses and LAE decreased 68.1%, or $340.1 million, for the three months ended September 30, 2006 as compared to the same period in 2005. The segment’s loss ratio improvement of 121.9 points over the comparable 2005 period was primarily due to a significant decrease in current year catastrophe losses within the treaty property unit, partially offset by an increase in the current year attritional losses. Favorable prior years loss development on attritional reserves was basically offset by an increase in prior years catastrophe loss development as well as an increase to A&E reserves.

The following table shows the U.S. Insurance segment components of incurred losses and LAE for the three months ended as indicated:

	September 30, 2006			September 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred

Attritional	$101.9	$(4.1)	$97.8	$139.4	$(25.6)	$113.8
Catastrophes	-	(0.2)	(0.2)	-	-	-

Total segment	$101.9	$(4.3)	$97.6	$139.4	$(25.6)	$113.8

Loss Ratio	68.9%	-2.9%	66.0%	71.5%	-13.1%	58.4%
(Some amounts may not reconcile due to rounding.)

The U.S. Insurance segment’s incurred losses and LAE decreased 14.2% or $16.1 million, for the three months ended September 30, 2006 as compared to the same period in 2005, primarily reflecting favorable prior years reserve adjustments, principally for the California workers’ compensation business and an improvement in current year reserves on attritional losses.

The following table shows the Specialty Underwriting segment components of incurred losses and LAE for the three months ended as indicated:

	September 30, 2006			September 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred

Attritional	$28.3	$(10.6)	$17.7	$32.2	$(26.1)	$6.1
Catastrophes	-	7.4	7.4	39.4	4.0	43.4

Total segment	$28.3	$(3.1)	$25.1	$71.5	$(22.0)	$49.5

Loss Ratio	57.4%	-6.4%	51.0%	187.2%	-57.7%	129.5%
(Some amounts may not reconcile due to rounding.)

The Specialty Underwriting segment’s incurred losses and LAE decreased 49.3%, or $24.4 million, for the three months ended September 30, 2006 as compared to the same period in 2005. The segment’s loss ratio improvement of 78.5 points over the comparable 2005 period was primarily due to reduced current year catastrophe losses, principally for the marine lines of business, partially offset by less favorable prior years reserve adjustments.

The following table shows the International segment components of incurred losses and LAE for the three months ended as indicated:

	September 30, 2006			September 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred

Attritional	$75.9	$(29.5)	$46.4	$62.8	$(5.0)	$57.8
Catastrophes	0.4	1.0	1.4	27.0	0.8	27.9

Total segment	$76.3	$(28.5)	$47.7	$89.8	$(4.2)	$85.6

Loss Ratio	59.0%	-22.0%	36.9%	73.8%	-3.4%	70.4%
(Some amounts may not reconcile due to rounding.)

The International segment’s incurred losses and LAE decreased 44.2% or $37.9 million, for the three months ended September 30, 2006 as compared to the same period in 2005. The segment’s loss ratio improvement of 33.5 points over the comparable 2005 period, was primarily due to the decrease in current year catastrophe losses and more favorable loss development on prior years attritional reserves.

Underwriting Expenses. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 22.9% for the three months ended September 30, 2006 compared to 23.8% for the three months ended September 30, 2005.

The following table shows the expense ratios for each of the Company’s operating segments for the three months ended September 30, 2006 and 2005.

Segment Expense Ratios
Segment	2006	2005
U.S. Reinsurance	21.9%	22.0%
U.S. Insurance	21.4%	24.0%
Specialty Underwriting	23.7%	24.2%
International	25.3%	26.5%

Segment underwriting expenses decreased by 12.8% to $127.4 million in the three months ended September 30, 2006 from $146.0 million in the three months ended September 30, 2005. Commission, brokerage, taxes and fees decreased by $19.1 million, principally reflecting decreases in premium volume and changes in the mix and distribution channels of business. Segment other underwriting expenses increased 1.6%, reflecting normal infrastructure growth. Contributing to the segment underwriting expense decrease was a 32.3% ($15.1 million) decrease in the U.S. Insurance operation and an 11.2% ($6.5 million) decrease in the U.S. Reinsurance operation, partially offset by a 25.6% ($2.4 million) increase in the Specialty Underwriting operation and a 1.5% ($0.5 million) increase in the International operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and in some cases, changes in the use of specific reinsurance.

The Company’s combined ratio, which is the sum of the loss and expense ratios, improved by 63.3 points to 81.7% in the three months ended September 30, 2006 compared to 145.0% in the three months ended September 30, 2005, primarily resulting from reduced catastrophe losses.

The following table shows the combined ratios for each of the Company’s operating segments for the three months ended September 30, 2006 and 2005. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios
Segment	2006	2005
U.S. Reinsurance	89.9%	211.9%
U.S. Insurance	87.3%	82.4%
Specialty Underwriting	74.7%	153.8%
International	62.2%	96.9%

Investment Results. Net investment income increased 25.4% to $84.7 million for the three months ended September 30, 2006 from $67.6 million for the three months ended September 30, 2005, primarily reflecting the growth in invested assets to $8.2 billion at September 30, 2006 as compared to $7.8 billion at September 30, 2005. Period to period changes in investment income are impacted by changes in the level and mix of invested assets, prevailing interest rates and the results from equity investments in limited partnerships included in other investment income (expense), which tend to fluctuate period to period.

The following table shows the components of net investment income for the three months ended as indicated:

(Dollars in thousands)	2006	2005
Fixed maturities	$73,585	$73,653
Equity securities	3,009	3,295
Short-term investments	7,127	2,884
Other investment income (expense)	4,740	(7,920)

Total gross investment income	88,461	71,912
Interest credited and other expense	(3,717)	(4,327)

Total investment expenses	$84,744	$67,585

The following table shows a comparison of various investment yields for the periods indicated:

	2006	2005
Imbedded pre-tax yield of cash and invested assets at
September 30 and December 31	4.6%	4.5%
Imbedded after-tax yield of cash and invested assets at
September 30 and December 31	3.7%	3.6%
Annualized pre-tax yield on average cash and invested
assets for the three months ended September 30	4.4%	3.7%
Annualized after-tax yield on average cash and invested
assets for the three months ended September 30	3.5%	3.1%

Net realized capital gains were $9.0 million for the three months ended September 30, 2006, reflecting realized capital gains on the Company’s equity securities. Net realized capital gains were $18.6 million for the three months ended September 30, 2005, reflecting $19.5 million of realized capital gains on the Company’s investments, resulting principally from $13.0 million of gains for the partial sale of the interest only strips of mortgage-backed securities (“interest only strips”) portfolio and $6.5 million of gains from equity securities, partially offset by $0.9 million of realized capital losses on equity securities.

Corporate, Non-allocated Expenses. Corporate underwriting expenses not allocated to segments were $1.1 million for the three months ended September 30, 2006 and September 30, 2005.

Interest, fees and bond issue cost amortization expense for the three months ended September 30, 2006 and 2005 were $17.4 million and $17.5 million, respectively. Interest, fees and bond issue cost amortization expense for the three months ended September 30, 2006 and 2005 included $7.8 million related to the senior notes, $9.4 million related to the junior subordinated debt securities, $0.2 million related to the bond issue cost amortization and $0.04 million and $0.07 million, respectively, related to the credit line under the Company’s revolving credit facility.

Other expense for the three months ended September 30, 2006 was $17.9 million compared to $15.0 million for the three months ended September 30, 2005. The change in other expense for the three months ended September 30, 2006 was primarily due to an increase in deferred gains on a retroactive reinsurance agreement with a non-consolidating affiliate, partially offset by a decrease in foreign exchange losses.

Income Taxes. The Company’s income tax expense is primarily a function of its statutory tax rate, coupled with the impact from tax-preferenced investment income. The Company recognized income tax expense of $46.1 million for the three months ended September 30, 2006 compared to a $50.6 million tax benefit for the three months ended September 30, 2005 primarily due to $161.0 million of pre-tax income in 2006 as compared to a catastrophe impacted $224.1 million pre-tax loss in 2005.

Net Income (Loss). Net income was $114.9 million for the three months ended September 30, 2006 compared to a net loss of $173.6 million for the three months ended September 30, 2005, essentially reflecting the differential in catastrophe losses between periods.

Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005

Premiums Written. Gross written premiums decreased 9.7% to $2,388.5 million for the nine months ended September 30, 2006 from $2,644.9 million for the nine months ended September 30, 2005. The decrease in gross written premiums was primarily due to segment level variability. The Specialty Underwriting operation decreased 21.3% ($52.9 million), reflecting a $48.0 million decrease in A&H business, as pricing for this business continues to be difficult and a $14.6 million decrease in marine and aviation business, partially offset by a $9.7 million increase in surety business. The U.S. Insurance operation decreased 12.3% ($93.1 million), mainly reflecting continued retrenchment in the California workers’ compensation business and run-off of the credit business. The U.S. Reinsurance operation decreased 10.1% ($111.3 million), principally reflecting an $85.0 million decrease in treaty casualty business and $25.8 million decrease in treaty property business, partially offset by a $4.8 million increase in facultative business. Partially offsetting these declines was a 0.2% ($1.0 million) increase in the International operation, primarily due to a $30.4 million increase in international business written through the Miami and New Jersey offices, representing primarily Latin American business and a $14.3 million increase in Canadian business, offset by a $42.8 million decrease in Asian business.

Ceded premiums decreased to $664.1 million for the nine months ended September 30, 2006 from $690.6 million for the nine months ended September 30, 2005. Ceded premiums relate primarily to quota share reinsurance agreements between Everest Re, Bermuda Re and Everest International.

Net written premiums decreased by 11.8% to $1,724.3 million for the nine months ended September 30, 2006 from $1,954.3 million for the nine months ended September 30, 2005, reflecting a $256.4 million decrease in gross written premiums combined with a $26.5 million decrease in ceded premiums.

Premium Revenues. Net premiums earned decreased by 12.5% to $1,666.2 million in the nine months ended September 30, 2006 from $1,905.1 million in the nine months ended September 30, 2005. Contributing to this decrease was a 23.3% ($41.5 million) decrease in the Specialty Underwriting operation, a 17.1% ($86.1 million) decrease in the U.S. Insurance operation and a 14.5% ($124.4 million) decrease in the U.S. Reinsurance operation, partially offset by a 3.6% ($13.1 million) increase in the International operation. Reinstatement premiums, related to catastrophe business included in net earned premiums, were $1.0 million and $38.9 million for the nine months ended September 30, 2006 and 2005, respectively. All of these changes reflect period to period changes in net written premiums and business mix, together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items. Changes in estimates related to the reporting patterns of ceding companies also affect premiums earned.

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

The Company’s losses and LAE reserves reflect estimates of ultimate claim liability. Such estimates are re-evaluated on an ongoing basis, including re-estimates of prior period reserves, taking into consideration all available information and, in particular, newly reported loss and claim experience. The effect of such re-evaluations impacts incurred losses for the current period. The Company notes that its analytical methods and processes operate at multiple levels, including individual contracts, groupings of like contracts, classes and lines of business, internal business units, segments, legal entities, and in the aggregate. The complexities of the Company’s business and operations require analyses and adjustments, both qualitative and quantitative, at these various levels. Additionally, the attribution of reserves, changes in reserves and incurred losses between accident year and underwriting year requires adjustments and allocations, both qualitative and quantitative, at these various levels. All of these processes, methods and practices appropriately balance actuarial science, business expertise and management judgment in a manner intended to assure the accuracy, precision and consistency of the Company’s reserving practices, which are fundamental to the Company’s operation. The Company notes, however, that the underlying reserves remain estimates, which are subject to variation and that the relative degree of variability is generally least when reserves are considered in the aggregate and generally increases as the focus shifts to more granular data levels.

The following table shows the components of the Company’s incurred losses and LAE for the nine months ended as indicated:

	September 30, 2006			September 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
All Segments
Attritional (a)	$1,004.8	$(70.6)	$934.2	$1,173.8	$(73.1)	$1,100.7
Catastrophes	4.7	155.9	160.7	448.2	52.5	500.6
A&E	-	8.0	8.0	-	10.7	10.7

Total All Segments	$1,009.6	$93.3	$1,102.9	$1,621.9	$(9.9)	$1,612.0

Loss Ratio	60.6%	5.6%	66.2%	85.1%	-0.5%	84.6%
(a) Attritional losses exclude catastrophe and A&E losses. (Some amounts may not reconcile due to rounding.)

The Company’s incurred losses and LAE decreased by 31.6% to $1,102.9 million for the nine months ended September 30, 2006 from $1,612.0 million for the nine months ended September 30, 2005, reflecting significantly reduced current year catastrophe losses and a reduction in current year attritional losses, partially offset by increased prior years reserve development on catastrophe losses and lower earned premiums.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by current year net premiums earned, improved by 18.4 points to 66.2% over the comparable 2005 period, principally due to a 23.3 point improvement on current year catastrophe losses, partially offset by 6.1 points of increased prior years reserve strengthening. Included in the 5.6 points of prior years reserve strengthening for the nine months ended September 30, 2006 was 9.4 points of unfavorable prior years catastrophe reserve development, principally from the 2005 hurricanes, and 0.5 points of unfavorable A&E reserve development, partially offset by 4.2 points of favorable attritional reserve development due to favorable claims emergence trends, primarily within property and other short-tailed lines of business.

The following table shows the U.S. Reinsurance segment components of incurred losses and LAE for the nine months ended as indicated:

	September 30, 2006			September 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred

Attritional	$410.9	$(13.3)	$397.6	$495.7	$0.3	$495.9
Catastrophes	-	109.3	109.3	381.8	31.7	413.4
A&E	-	8.0	8.0	-	10.7	10.7

Total segment	$410.9	$104.0	$514.9	$877.4	$42.6	$920.0

Loss Ratio	56.2%	14.2%	70.5%	102.6%	5.0%	107.6%
(Some amounts may not reconcile due to rounding.)

The U.S. Reinsurance segment’s incurred losses and LAE decreased 44.0%, or $405.1 million, for the nine months ended September 30, 2006 as compared to the same period in 2005. The segment’s loss ratio improvement of 37.1 points over the comparable 2005 period was primarily due to a decrease in the current year catastrophe losses, principally within the treaty property unit, coupled with an improvement in the overall attritional loss ratio, reflecting more favorable current year pricing, principally on property business, partially offset by an increase in prior years catastrophe losses.

The following table shows the U.S. Insurance segment components of incurred losses and LAE for the nine months ended as indicated:

	September 30, 2006			September 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred

Attritional	$307.2	$(16.2)	$291.1	$359.5	$(23.1)	$336.4
Catastrophes	-	0.3	0.3	-	-	-

Total segment	$307.2	$(15.9)	$291.3	$359.5	$(23.1)	$336.4

Loss Ratio	73.7%	-3.8%	69.9%	71.5%	-4.6%	66.9%
(Some amounts may not reconcile due to rounding.)

The U.S. Insurance segment’s incurred losses and LAE decreased 13.4%, or $45.1 million, for the nine months ended September 30, 2006 as compared to the same period in 2005, primarily reflecting reduced earned premiums, which related to the continued reduction in the California workers’ compensation business and run-off of the credit program. The segment’s loss ratio increased 3.0 points from the comparable 2005 period primarily due to increased current year reserves for attritional losses, reflecting higher loss ratios established for new programs.

The following table shows the Specialty Underwriting segment components of incurred losses and LAE for the nine months ended as indicated:

	September 30, 2006			September 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred

Attritional	$81.9	$(23.8)	$58.2	$113.7	$(25.3)	$88.4
Catastrophes	-	32.1	32.1	39.4	10.6	50.0

Total segment	$81.9	$8.3	$90.2	$153.1	$(14.7)	$138.4

Loss Ratio	60.0%	6.1%	66.1%	86.0%	-8.3%	77.7%
(Some amounts may not reconcile due to rounding.)

The Specialty Underwriting segment’s incurred losses and LAE decreased 34.8%, or $48.2 million, for the nine months ended September 30, 2006 as compared to the same period in 2005, reflecting a reduction in earned premiums across all classes of business and decreased catastrophe losses.

The following table shows the International segment components of incurred losses and LAE for the nine months ended as indicated:

	September 30, 2006			September 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred

Attritional	$204.7	$(17.3)	$187.4	$204.9	$(24.9)	$180.0
Catastrophes	4.7	14.3	19.0	27.0	10.2	37.2

Total segment	$209.4	$(3.0)	$206.4	$231.9	$(14.7)	$217.2

Loss Ratio	54.8%	-0.8%	54.0%	62.9%	-4.0%	58.9%
(Some amounts may not reconcile due to rounding.)

The International segment’s incurred losses and LAE decreased 5.0%, or $10.8 million, for the nine months ended September 30, 2006 as compared to the same period in 2005. The segment’s loss ratio improved by 4.9 points over the comparable 2005 period, primarily reflecting reduced current year catastrophe losses in Canada, Asia and international.

Underwriting Expenses. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 23.6% for the nine months ended September 30, 2006 compared to 24.6% for the nine months ended September 30, 2005.

The following table shows the expense ratios for each of the Company’s operating segments for the nine months ended September 30, 2006 and 2005.

Segment Expense Ratios
Segment	2006	2005
U.S. Reinsurance	24.2%	24.5%
U.S. Insurance	19.8%	23.4%
Specialty Underwriting	27.1%	25.9%
International	24.5%	24.5%

Segment underwriting expenses decreased by 15.9% to $389.9 million for the nine months ended September 30, 2006 compared to $463.4 million for the nine months ended September 30, 2005. Commission, brokerage, taxes and fees decreased by $70.2 million, principally reflecting changes in premium volume and changes in the mix and distribution channel of business. Segment other underwriting expenses decreased by $3.3 million. Contributing to the segment underwriting expense decreases was a 29.8% ($35.1 million) decrease in the U.S. Insurance operation, a 19.8% ($9.1 million) decrease in the Specialty Underwriting operation and a 15.5% ($32.5 million) decrease in the U.S. Reinsurance operation, partially offset by a 3.6% ($3.2 million) increase in the International operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance.

The Company’s combined ratio, which is the sum of the loss and expense ratios, decreased by 19.4 points to 89.8% for the nine months ended September 30, 2006 compared to 109.2% for the nine months ended September 30, 2005, principally as a result of lower catastrophe and attritional losses.

The following table shows the combined ratios for each of the Company’s operating segments for the nine months ended September 30, 2006 and 2005. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios
Segment	2006	2005
U.S. Reinsurance	94.6%	132.1%
U.S. Insurance	89.7%	90.3%
Specialty Underwriting	93.2%	103.6%
International	78.5%	83.4%

Investment Results. Net investment income increased 7.4% to $260.6 million for the nine months ended September 30, 2006 from $242.6 million for the nine months ended September 30, 2005, principally reflecting growth in invested assets to $8.2 billion at September 30, 2006 as compared to $7.8 billion at September 30, 2005. Period to period changes in investment income are impacted by changes in the level and mix of invested assets, prevailing interest rates and the results from equity investments in limited partnerships included in other investment income, which tend to fluctuate period to period.

The following table shows the components of net investment income for the nine months ended as indicated:

(Dollars in thousands)	2006	2005
Fixed maturities	$224,936	$234,574
Equity securities	8,718	7,795
Short-term investments	17,105	7,260
Other investment income	22,825	10,261

Total gross investment income	273,584	259,890
Interest credited and other expense	(13,013)	(17,313)

Total net investment income	$260,571	$242,577

The following table shows a comparison of various investment yields for the periods indicated:

	2006	2005
Imbedded pre-tax yield of cash and invested assets at
September 30 and December 31	4.6%	4.5%
Imbedded after-tax yield of cash and invested assets at
September 30 and December 31	3.7%	3.6%
Annualized pre-tax yield on average cash and invested
assets for the nine months ended September 30	4.5%	4.5%
Annualized after-tax yield on average cash and invested
assets for the nine months ended September 30	3.7%	3.6%

Net realized capital gains were $20.2 million for the nine months ended September 30, 2006, reflecting realized capital gains on the Company’s investments of $23.1 million, resulting principally from gains on equity securities of $18.8 million and fixed maturities of $4.3 million, partially offset by $2.8 million of realized capital losses on equity securities. Net realized capital gains were $38.3 million for the nine months ended September

30, 2005, reflecting realized capital gains on the Company’s investments of $48.1 million, resulting principally from gains on fixed maturities of $28.6 million and equity securities of $6.5 million, coupled with $13.0 million of gains from the partial sale of the Company’s interest only strip portfolio, partially offset by $9.8 million of realized capital losses, which included $4.4 million on fixed maturities, $1.2 million on equity securities and $4.1 million related to write-downs in the value of interest only strips deemed to be impaired on an other than temporary basis in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”).

Corporate, Non-allocated Expenses. Corporate underwriting expenses not allocated to segments for the nine months ended September 30, 2006 and September 30, 2005 were $3.7 million and $4.6 million, respectively.

Interest, fees and bond issue cost amortization expense for the nine months ended September 30, 2006 and 2005 were $52.3 million and $56.8 million, respectively. Interest, fees and bond issue cost amortization expense for the nine months ended September 30, 2006 included $23.4 million related to the senior notes, $28.1 million related to the junior subordinated debt securities, $0.7 million related to the bond issue cost amortization and $0.1 million relating to the credit line under the Company’s revolving credit facility. Interest, fees and bond issue cost amortization expense for the nine months ended September 30, 2005 included $27.7 million related to the senior notes, $28.1 million related to the junior subordinated debt securities, $0.8 million related to the bond issue cost amortization and $0.2 million related to credit line under the Company’s revolving credit facility. Interest expense on senior notes decreased due to the retirement on March 15, 2005, of the 8.5% senior notes issued on March 14, 2000.

Other expense for the nine months ended September 30, 2006 was $23.9 million compared to $13.2 million for the nine months ended September 30, 2005. This change was primarily due to an increase in deferred gains on a retroactive reinsurance agreement with an unconsolidated affiliate.

Income Taxes. The Company’s income tax expense is primarily a function of its statutory tax rates, coupled with the impact from tax-preferenced investment income. The Company recognized income tax expense of $94.5 million and $3.7 million for the nine months ended September 30, 2006 and September 30, 2005, respectively, primarily due to $374.3 million of pre-tax income in 2006 as compared to $36.0 million of pre-tax income for the same period in 2005.

Net Income. Net income was $279.8 million for the nine months ended September 30, 2006 compared to net income of $32.3 million for the nine months ended September 30, 2005, essentially reflecting the differential in catastrophe losses between periods.

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

Interest Rate Risk. The Company’s $8.2 billion investment portfolio at September 30, 2006 is principally comprised of fixed maturity securities, which are subject to interest rate risk and foreign currency rate risk and equity securities, which are subject to equity price risk. The impact of these risks on the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, due to change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $478.4 million of mortgage-backed securities in the $6,060.2 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on the Company’s fixed maturity portfolio (including $701.7 million of short-term investments) as of September 30, 2006 based on parallel and immediate 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

As of September 30, 2006 Interest Rate Shift in Basis Points

	-200	-100	0	100	200

Total Market Value	$7,424.1	$7,096.7	$6,761.9	$6,383.6	$5,981.9
Market Value Change from Base (%)	9.8%	5.0%	0.0%	-5.6%	-11.5%
Change in Unrealized Appreciation
After-tax from Base ($)	$430.5	$217.6	$-	$(245.9)	$(507.0)

The Company had $7,446.6 million and $7,729.2 million of reserves for loss and LAE as of September 30, 2006 and December 31, 2005, respectively. These amounts are recorded at their nominal or estimated ultimate payment amount, as opposed to fair value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the fair value of the reserves is less than the nominal value. As interest rates rise, the fair value of the reserves decreases and conversely, if interest rates decline, the fair value will increase. These movements are the opposite of the interest rate impacts on the fair value of investments since reserves are future obligations. While the difference between fair value and nominal value is not reflected in the Company’s financial statements, the Company’s financial results will include investment income over time from the investment portfolio until the claims are paid. The Company’s loss and loss reserve obligations have an expected duration that is reasonably consistent with the duration of the Company’s fixed maturities portfolio. The existence of such obligations and the variable differential between ultimate and fair value, which in theory applies equally to invested assets and insurance liability, provides substantial mitigation of the economic effects of interest rate variability even though such mitigation is not reflected in the Company’s financial statements.

Equity Risk. Equity risk is the potential change in market value of the common stock and preferred stock portfolios arising from changing equity prices. The Company’s equity investments are mainly exchange traded and mutual funds, which invest principally in high quality common and preferred stocks that are traded on the major exchanges in the U.S. The primary objective in managing the equity portfolio is to provide long-term capital growth through market appreciation and income.

The table below displays the impact on market value and after-tax unrealized appreciation of a 20% change in equity prices up and down in 10% increments for the period indicated. The growth in exposure is primarily due to the growth in the equity portfolio. All amounts are in U.S. dollars and are presented in millions.

As of September 30, 2006 Change in Equity Values in Percent

	-20%	-10%	0%	10%	20%

Market Value of the Equity Portfolio	$897.8	$1,010.0	$1,122.2	$1,234.4	$1,346.6
After-tax Change in Unrealized Appreciation	$(145.9)	$(72.9)	$-	$72.9	$145.9

Foreign Exchange Risk. Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of the Company’s non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, the Company prefers to maintain the capital of its operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. The Company mitigates foreign exchange exposure by a general matching of the currency and duration of its assets to its corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52, the Company translates the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income (loss). As of September 30, 2006 there has been no material change in exposure to foreign exchange rates as compared to December 31, 2005.

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

Dated: November 14, 2006