Form 10-K
period 2006-12-31
EVEREST REINSURANCE HOLDINGS INC
filed 2007-03-23
CIK 914748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C 20549 FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2006
Commission file number 1-14527 EVEREST REINSURANCE HOLDINGS, INC. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	22-3263609 (I.R.S Employer Identification No.)

477 Martinsville Road

Post Office Box 830

Liberty Corner, New Jersey 07938-0830

(908) 604-3000

(Address, including zip code, and telephone number, including area code,

of registrant’s principal executive office)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
8.75% Senior Notes Due 2010	NYSE
5.40% Senior Notes Due 2014	NYSE
7.85% Trust Preferred Securities of Everest Re
Capital Trust guaranteed by Everest Reinsurance Holdings, Inc.	NYSE
6.20% Trust Preferred Securities of Everest Re
Capital Trust II guaranteed by Everest Reinsurance
Holdings, Inc.	NYSE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act.
Yes	No	X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	No	X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes	X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
	Yes		No	X

The aggregate market value on June 30, 2006 (the last business day of the registrant’s most recently completed second quarter) of the voting stock held by non-affiliates was zero.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer			Non-accelerated filer	X

At March 15, 2007, the number of common shares of the registrant outstanding shares was 1,000, all of which are owned by Everest Re Group, Ltd.

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

The Company’s principal business, conducted through its operating subsidiaries, is the underwriting of reinsurance and insurance in the U.S. and international markets. The Company had gross written premiums in 2006 of $3.2 billion, with approximately 72% representing reinsurance and 28% representing insurance, and stockholders’ equity at December 31, 2006 of $2.2 billion. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on of the ceding company’s preferred reinsurance purchasing method. The Company underwrites insurance principally through general agent relationships and surplus lines brokers. Holdings’ active operating subsidiaries, excluding Mt. McKinley Insurance Company (“Mt. McKinley”), which is in runoff, are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.

Following is a summary of the Company’s operating subsidiaries:

•	Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states (except Nevada and Wyoming), the District of Columbia and Puerto Rico and is authorized to conduct reinsurance business in Canada and Singapore. Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets. Everest Re had statutory surplus at December 31, 2006 of $2.7 billion.

•	Everest National Insurance Company (“Everest National”), a Delaware insurance company and a direct subsidiary of Everest Re, is licensed in 47 states and the District of Columbia and is authorized to write property and casualty insurance on an admitted basis in the jurisdictions in which it is licensed. The majority of Everest National’s business is reinsured by its parent, Everest Re.

•	Everest Indemnity Insurance Company (“Everest Indemnity”), a Delaware insurance company and a direct subsidiary of Everest Re, writes excess and surplus lines insurance business in the U.S. on a non-admitted basis. Excess and surplus lines insurance is specialty property and liability coverage that an insurer not licensed to write insurance in a particular jurisdiction is permitted to provide to insureds when the specific specialty coverage is unavailable from admitted insurers. Everest Indemnity is licensed in Delaware and is eligible to write business on a non-admitted basis in 49 states, the District of Columbia and Puerto Rico. The majority of Everest Indemnity’s business is reinsured by its parent, Everest Re.

•	Everest Security Insurance Company (“Everest Security”), formerly Southeastern Security Insurance Company, a Georgia insurance company and a direct subsidiary of Everest Re, was acquired in January 2000 and writes property and casualty insurance on an admitted basis in Georgia and Alabama. The majority of Everest Security’s business is reinsured by its parent, Everest Re.

•	Mt. McKinley, a Delaware insurance company and a direct subsidiary of Holdings, was acquired by Holdings in September 2000 from The Prudential Insurance Company of America (“The Prudential”). Mt. McKinley was formed by Everest Re in 1978 to write excess and surplus lines insurance business in the U.S. In 1985, Mt. McKinley ceased writing new and renewal insurance and commenced a run-off operation to service claims arising from previously written business. In 1991, Mt. McKinley was distributed to its ultimate parent, The Prudential. Effective September 19, 2000, Mt. McKinley and Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”) entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for arm’s length consideration, all of its net insurance exposures and reserves to Bermuda Re.

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

Business Strategy
The Company’s business strategy is to sustain its leadership position within its target reinsurance and insurance markets, provide effective management throughout the property and casualty underwriting cycle and achieve an attractive return for its stockholder. The Company’s underwriting strategies seek to capitalize on its i) financial strength and capacity; ii) stable and experienced management team; iii) diversified product and distribution offering; iv) underwriting expertise and disciplined approach; v) efficient and low-cost operating structure and vi) prudent risk management approach to catastrophe exposures and retrocessional costs.

The Company offers treaty and facultative reinsurance and admitted and non-admitted insurance. The Company’s products include the full range of property and casualty reinsurance and insurance coverages, including marine, aviation, surety, errors and omissions liability (“E&O”), directors’ and officers’ liability (“D&O”), medical malpractice, other specialty lines, accident and health (“A&H”) and workers’ compensation. The Company distributes its products through direct and broker reinsurance channels in U.S. and international markets.

The Company’s underwriting strategy emphasizes underwriting profitability over premium volume. Key elements of this strategy include careful risk selection, appropriate pricing through strict underwriting discipline and adjustment of the Company’s business mix to respond to changing market conditions. The Company focuses on reinsuring companies that effectively manage the underwriting cycle through proper analysis and pricing of underlying risks and whose underwriting guidelines and performance are compatible with its objectives.

The Company’s underwriting strategy emphasizes flexibility and responsiveness to changing market conditions, such as increased demand or favorable pricing trends. The Company believes that its existing strengths, including its broad underwriting expertise, U.S. and international presence, strong financial ratings and substantial capital, facilitate adjustments to its mix of business geographically, by line of business and by type of coverage, allowing it to capitalize on those market opportunities that provide the greatest potential for underwriting profitability. The Company’s insurance operations complement these strategies by providing access to business that is not available on a reinsurance basis. The Company carefully monitors its mix of business across all operations to avoid unacceptable geographic or other risk concentrations.

Capital Transactions
The Company’s business operations are in part dependent on the Company’s financial strength, and the market’s perception thereof, as measured by stockholders’ equity, which was $2,218.4 million and $1,790.7 million at December 31, 2006 and 2005, respectively. The Company has flexibility with respect to capitalization as a result of its perceived financial strength, including its financial strength ratings as assigned by independent rating agencies, and its access to the debt and through its parent, equity markets. The Company continuously monitors its capital and financial position, as well as investment and security market conditions and responds accordingly.

On December 1, 2005, Group and Holdings filed a shelf registration statement on Form S-3 with the SEC, as a Well Known Seasoned Issuer under the new registration and offering revisions to the Securities Act of 1933. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Everest Re Capital Trust III (“Capital Trust III”) is authorized to issue trust preferred securities.

•	On December 1, 2005, Group issued 2,298,000 of its common shares at a price of $102.89 per share, which resulted in $236.4 million of proceeds before expenses and Holdings sold Group shares it acquired in 2002 at a price of $102.89 per share, which resulted in $46.5 million of proceeds before expenses. Expenses incurred for this transaction were approximately $0.3 million.

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

•	On March 29, 2004, Capital Trust II, an unconsolidated affiliate, issued trust preferred securities resulting in a takedown from the shelf registration statement of $320.0 million. In conjunction with the issuance of Capital Trust II’s trust preferred securities, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Capital Trust II. Part of the proceeds from the issuance of the junior subordinated debt securities was used for capital contributions to Holdings’ operating subsidiaries.

•	On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. The net proceeds were used to retire existing debt of the Company, which was due and retired on March 15, 2005.

•	On October 6, 2005, Group expanded the size of the remaining shelf registration to $486.0 million by filing under Rule 462(b) of the Securities Act of 1933, as amended, and General Instruction IV of Form S-3 promulgated there under. On the same date, Group entered into an agreement to issue 5,200,000 of its common shares at a price of $91.50 per share, which resulted in $475.8 million in proceeds received on October 12, 2005, before expenses of approximately $0.3 million. This transaction effectively exhausted the December 22, 2003 shelf registration.

On March 14, 2000, the Company completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.50% senior notes due and retired March 15, 2005. During 2000, the net proceeds of these offerings and additional funds were distributed by the Company to Group.

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

The Company believes that its ratings, in general, have become increasingly important to its operations because they provide the Company’s customers and investors with an independent assessment of the Company’s underlying financial strength using a scale that provides for relative comparisons. Strong financial ratings are particularly important for reinsurance companies. Ceding companies must rely on their reinsurers to pay covered losses well into the future. As a result, a highly rated reinsurer is generally preferred.

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

Debt Ratings
The following table shows the debt ratings by A.M. Best, Standard & Poor’s and Moody’s of the Company’s senior notes due March 15, 2010 and October 15, 2014 and Everest Re Capital Trust (“Capital Trust”) and Capital Trust II’s trust preferred securities due November 15, 2032 and March 29, 2034, respectively, all of which are considered investment grade. Debt ratings are a current assessment of the credit worthiness of an obligor with respect to a specific obligation.

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

Competition
The worldwide reinsurance and insurance businesses are highly competitive; as well as cyclical by product and market. Competition in the types of reinsurance and insurance business that the Company underwrites is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer or insurer by A.M. Best and/or Standard & Poor’s, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. These factors operate at the individual market participant level to varying degrees, as applicable to the specific participant’s circumstances. They also operate in aggregate across the reinsurance industry more generally, contributing, in combination with economic conditions and variations in the reinsurance buying practices of insurance companies (by participant and in the aggregate), to cyclical movements in reinsurance rates, terms and conditions and ultimately reinsurance industry aggregate financial results.

The Company competes in the U.S. and international reinsurance and insurance markets with numerous global competitors. The Company’s competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s. Some of these competitors have greater financial resources than the Company and have established long-term and continuing business relationships, which can be a significant competitive advantage. In addition, the lack of strong barriers to entry into the reinsurance business and the potential for securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

In 2006, the Company observed strong price increases, and more restricted limits, in those property lines and regions that were most affected by the catastrophe events of 2005, principally Hurricanes Katrina, Rita and Wilma. Reinsurance capacity in these areas was constrained, particularly for catastrophe reinsurance, which includes southeastern U.S. exposures and in the retrocession and energy lines. The record catastrophe losses of 2005 have also generally led to modest strengthening for U.S. property lines that have little or no substantive catastrophe exposure and price stabilization in most casualty insurance and reinsurance markets. However, certain of the Company’s U.S. casualty lines continue to exhibit weaker market conditions led by the medical stop loss and D&O reinsurance classes, as well as the California workers’ compensation insurance line. The Company believes that U.S. casualty reinsurance generally remains adequately priced; however, increased price competition at the insurance company level and cedants’ increased appetite for retaining more profitable business net following several years of hard-market conditions, may result in modestly softer reinsurance pricing. The Company’s U.S. insurance operation is less affected by these standard casualty insurance market conditions given its specialty insurance program orientation. Finally, the Company continues to observe generally stable property reinsurance market conditions in most countries outside of the U.S., except for hardening property market conditions in Mexico following Hurricane Wilma, while casualty rates are softening.

U.S. property reinsurance market conditions tightened, particularly within peak catastrophe zones, during 2006. This market hardening was particularly pronounced in third quarter renewals with incrementally higher rate changes and even more restrictive coverage terms than earlier in 2006. As a result, many reinsurance buyers were not able to fully place their reinsurance program and have been forced to raise retention levels and/or reduce catastrophe limit purchases. In turn, insurance companies continue to adjust limits and coverages and increase the premium rates they charge their customers. Together, these trends have generally resulted in insurance companies retaining more property risk exposure and being more prone to potential future earnings volatility than in past years. This trend reflects an imbalance between reinsurance supply and demand. As a result of this imbalance and higher rates, additional competition is entering the market in the form of new companies and alternative risk transfer mechanisms. In January 2007, the Florida legislature enacted insurance reform that increases insurer’s access to the Florida Hurricane Catastrophe Fund, thus potentially reducing the amount of reinsurance purchased from the private reinsurance market. The Company is unable to predict the impact on future market conditions from the increased competition and legislative reform. In addition to these market forces, reinsurers continue to reassess their risk appetites and rebalance their property portfolios to reflect improved price to exposure metrics against the backdrop of: (i) recent revisions to the industry’s catastrophe loss projection models, which are indicating significantly higher loss potentials and consequently higher pricing requirements and (ii) elevated rating agency scrutiny and capital requirements for many catastrophe exposed companies.

In light of its 2005 catastrophe experience, the Company reexamined its risk management practices, concluded that its control framework operated generally as intended and made appropriate portfolio adjustments to its property reinsurance operations during the first nine months of 2006. This portfolio repositioning, particularly within peak catastrophe zones, including Southeast U.S., Mexico and Gulf of Mexico, has enabled the Company to benefit from these dislocated markets by carefully shifting the mix of its writings toward the most profitable classes, lines, customers and territories and enhancing portfolio balance and diversification.

Overall, the Company believes that current marketplace conditions offer solid opportunities for the Company given its strong ratings, distribution system, reputation and expertise. The Company continues to employ its opportunistic strategy of targeting those segments offering the greatest profit potential, while maintaining balance and diversification in its overall portfolio.

Employees
As of February 1, 2007, the Company employed 461 persons. Management believes that employee relations are good. None of the Company’s employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

Available Information
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge through the Company’s internet website at http://www.everestre.com as soon as reasonably practicable after such reports are electronically filed with the SEC.

ITEM 1A. Risk Factors
In addition to the other information provided in this report, the following risk factors should be considered when evaluating the Company. If the circumstances contemplated by the individual risk factors materialize, our business, financial condition and results of operations could be materially and adversely affected and the trading price of Group’s common shares could decline significantly.

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

Calendar year	Pre-tax catastrophe losses
2006	$209.6 million
2005	$833.0 million
2004	$256.3 million
2003	$20.1 million
2002	$20.0 million

Our losses from future catastrophic events could exceed our projections.

We use projections of possible losses from future catastrophic events of varying types and magnitudes as a strategic underwriting tool. We use these loss projections to estimate our potential catastrophe losses in certain geographic areas and decide on the purchase of retrocessional coverage or other actions to limit the extent of potential losses in a given geographic area. These loss projections are approximations reliant on a mix of quantitative and qualitative processes and actual losses may exceed the projections by material amount.

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

We are required to maintain reserves to cover our estimated ultimate liability of losses and loss adjustment expenses for both reported and unreported claims incurred. These reserves are only estimates of what we believe the settlement and administration of claims will cost based on facts and circumstances known to us. In setting reserves for our reinsurance liabilities, we rely on claim data supplied by our ceding companies and brokers and we employ actuarial and statistical projections. The information received from our ceding companies is not always timely or accurate, which can contribute to inaccuracies in our loss projections. Because of the uncertainties that surround our estimates of loss and LAE reserves, we cannot be certain that ultimate loss and LAE payments will not exceed our estimates. If our reserves are deficient, we would be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings and a reduction of capital. By way of illustration, during the past five calendar years, the reserve re-estimation process resulted in a decrease to our pre-tax net income in four of the years:

Calendar year	Effect on pre-tax net income
2006	$67.4	million decrease
2005	$67.3	million increase
2004	$174.2	million decrease
2003	$168.3	million decrease
2002	$99.6	million decrease

The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential asbestos and environmental (“A&E”) liabilities. At year-end 2006, approximately 9% of our gross reserves were comprised of A&E reserves. A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage. Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

The failure to accurately assess underwriting risk and establish adequate premium rates could reduce our net income or result in net loss.

Our success depends on our ability to accurately assess the risks associated with the businesses on which the risk is retained. If we fail to accurately assess the risks we retain, we may fail to establish adequate premium rates to cover our losses and LAE. This could reduce our net income and even result in a net loss.

In addition, losses may arise from events or exposures that are not anticipated when the coverage is priced. An example of an unanticipated event is the terrorist attacks on September 11, 2001. Neither the magnitude of loss on a single line of business nor the combined impact on several lines of business from an act of terrorism on such a large scale was contemplated when we priced our coverages. In addition to unanticipated events, we also face the unanticipated expansion of our exposures, particularly in long-tail liability lines. An example of this is the expansion over time of the scope of insurers’ legal liability within the mass tort arena, particularly for A&E exposures discussed above.

Decreases in pricing for property and casualty reinsurance and insurance could reduce our net income.

The worldwide reinsurance and insurance businesses are highly competitive, as well as cyclical by product and market. These cycles, as well as other factors that influence aggregate supply and demand for property and casualty insurance and reinsurance products, are outside of our control. The supply of (re)insurance is driven by prevailing prices and levels of capacity that may fluctuate in response to a number of factors including large catastrophic losses and investment returns being realized in the insurance industry. Demand for (re)insurance is influenced by underwriting results of insurers and insureds, including catastrophe losses, and prevailing general economic conditions. If any of these factors were to result in a decline in the demand for (re)insurance or an overall increase in (re)insurance capacity, our net income could decrease.

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

The failure of our insureds, intermediaries and reinsurers to satisfy their obligations to us could reduce our net income.

In accordance with industry practice, we have uncollateralized receivables from insureds, agent and brokers and/or rely on agents and brokers to process our payments. We may not be able to collect amounts due from insureds, agents and brokers, resulting in a reduction to net income.

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

We have entered into affiliated whole account quota share reinsurance agreements for 2002 through 2006 and renewed the quota share agreement for 2007 with Bermuda Re and Everest International Reinsurance, Ltd.

(“Everest International”). We believe that the terms, conditions and pricing of the quota share agreements reflect arm’s length market conditions. These affiliated reinsurance arrangements allow us to effectively leverage our expertise, distribution platform and market presence to a greater degree than our stand-a-lone capital position would otherwise allow.

Percentage of ceded written premiums to gross written premiums	2006	2005	2004	2003	2002
Unaffiliated	3.9%	4.0%	4.6%	5.2%	6.7%
Affiliated	24.2%	24.2%	18.7%	22.9%	13.8%

Changes in the availability and cost of unaffiliated reinsurance, which are subject to market conditions that are outside of our control, have thus reduced to some extent our ability to use reinsurance to tailor the risks we assume on a contract or program basis or to mitigate or balance exposures across our reinsurance operations. Because we have reduced our level of reinsurance purchases in recent years, our net income could be reduced following a large unreinsured event or adverse overall claims experience.

Our affiliated quota share agreements also reflect general reinsurance market terms and conditions and are negotiated on an arms’ length basis. As a result, there can be no assurance that these arrangements will continue beyond 2007. If the quota shares are not renewed, we may have to reduce our premium volume and we may be more exposed to reductions in net income from large losses.

Our industry is highly competitive and we may not be able to compete successfully in the future.

Our industry is highly competitive and subject to pricing cycles that can be pronounced. We compete globally in the U.S. and international reinsurance and insurance markets with numerous competitors. Our competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s.

According to Standard & Poor’s, Group and its subsidiaries rank among the top ten global reinsurance groups, in which 80% of the market share is concentrated. The top twenty groups in our industry represent 95% of the market’s revenues. The leaders in this market are Munich Re, Swiss Re (including Employers Re), Berkshire Hathaway, Hannover Re, and syndicates at Lloyd’s. Some of these competitors have greater financial resources than we do and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the lack of strong barriers to entry into the reinsurance business and the potential for securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition. We may not be able to compete successfully in the future should there be a significant change to the competitive landscape of our market.

We are dependent on our key personnel.

Our success has been, and will continue to be, dependent on the ability to retain the services of existing key executive officers and to attract and retain additional qualified personnel in the future. The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business. Generally, we consider key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: Chairman and Chief Executive Officer, Joseph V. Taranto (age 58), President and Chief Operating Officer, Thomas J. Gallagher (age 58), and Executive Vice President and Chief Financial Officer, Craig Eisenacher (age 59). Of those three officers, we have employment contracts with Mr. Taranto and Mr. Eisenacher. Mr. Taranto’s contract has been previously filed with the SEC and was most recently amended on August 31, 2005 to extend

Mr. Taranto’s term of employment from March 31, 2006 until March 31, 2008. Mr. Eisenacher’s contact has been previously filed with SEC on December 5, 2006 for a term of employment from December 18, 2006 until December 19, 2008. We are not aware that any of the above three officers are planning to leave Group or retire in the near future. We do not maintain any key employee insurance on any of our employees.

Our investment values and investment income could decline because they are exposed to interest rate, credit, and market risks.

A significant portion of our investment portfolio consists of fixed income securities and smaller portions consist of equity securities and other investments. Both the fair market value of our invested assets and associated investment income fluctuate depending on general economic and market conditions. For example, the fair market value of our predominant fixed income portfolio generally increases or decreases inversely to fluctuations in interest rates. The fair market value of our fixed income securities could also decrease as a result of downturn in the business cycle that causes the credit quality of such securities to deteriorate. The net investment income that we realize from future investments in fixed income securities will generally increase or decrease with interest rates.

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

Because all of our fixed income securities are classified as available for sale, temporary changes in the market value of these investments as well as equities are reflected as changes to our stockholders’ equity. As a result, a decline in the value of the securities in our portfolio reduces our capital or could cause us to incur a loss.

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

(Dollars in thousands) Type of Security	As of December 31, 2006	% of Total
Fixed income:
Mortgage-backed securities	$466,499	5.5%
Other asset-backed	164,155	1.9%

Total asset-backed	630,654	7.4%
Other fixed income	5,506,756	65.2%

Total fixed income	6,137,410	72.6%
Equity securities	1,189,341	14.1%
Other invested assets	330,875	3.9%
Cash and short-term investments	794,209	9.4%

Total investments and cash	$8,451,835	100.0%

We may experience foreign currency exchange losses that reduce our net income and capital levels.

Through our international operations, we conduct business in a variety of foreign (non-U.S.) currencies, principally the Euro, the British pound, the Canadian dollar and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our functional currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. In 2006, we wrote approximately 18.5% of our reinsurance coverages in non-U.S. currencies; as of December 31, 2006, we maintained approximately 8% of our investment portfolio in investments denominated in non-U.S. currencies. During 2006, 2005 and 2004, the impact on our quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $6.9 million to a gain of $4.6 million.

In addition to net income impacts, changes in foreign exchange rates resulted in pre-tax translation adjustments through other comprehensive income of $13.6 million and $2.7 million for the years ended December 31, 2006 and 2005, respectively. On a cumulative, after-tax basis, translation has increased equity by $29.2 million and $20.4 million at December 31, 2006 and 2005, respectively.

RISKS RELATING TO REGULATION

Insurance laws and regulations restrict our ability to operate and any failure to comply with those laws and regulations could have a material adverse effect on our business.

We are subject to extensive and increasing regulation under U.S., state and foreign insurance laws. These laws limit the amount of dividends that can be paid to us by our operating subsidiaries, impose restrictions on the amount and type of investments that we can hold, prescribe solvency, accounting and internal control standards that must be met and maintained and require us to maintain reserves. These laws also require disclosure of material inter-affiliate transactions and require prior approval of “extraordinary” transactions. Such “extraordinary” transactions include declaring dividends from operating subsidiaries that exceed statutory thresholds. These laws also generally require approval of changes of control of insurance companies. The application of these laws could affect our liquidity and ability to pay dividends, interest and other payments on securities, as applicable, and could restrict our ability to expand business operations through acquisitions of new insurance subsidiaries. We may not have or maintain all required licenses and approvals or fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all activities or monetarily penalize us. These types of actions could have a material adverse effect on our business. To date, no material fine, penalty or restriction has been imposed on us for failure to comply with any insurance law or regulation.

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

At this time, it appears the effects of these investigations will have more of an impact on specific companies being investigated rather than the industry as a whole, with greater transparency and financial reporting disclosures being required for the entire industry in these areas. In May 2005, the Company received and responded to a subpoena from the SEC seeking information for certain loss mitigation products. The Company has cooperated with the SEC on this matter. The future impact, if any, on our operation, net income or financial condition can not be determined at this time.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Everest Re’s corporate offices are located in approximately 129,700 square feet of leased office space in Liberty Corner, New Jersey. The Company’s other eleven locations occupy a total of approximately 70,800 square feet, all of which are leased. Management believes that the above-described office space is adequate for its current and anticipated needs.

ITEM 3. Legal Proceedings

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company’s rights and obligations under insurance, reinsurance and other contractual agreements. In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it. In other matters, the Company is resisting attempts by others to collect funds or enforce alleged rights. These disputes arise from time to time and as they arise are addressed and ultimately resolved, through both informal and formal means, including negotiated resolution, arbitration and litigation. In all such matters, the Company believes that its positions are legally and commercially reasonable. While the final outcome of these matters cannot be predicted with certainty, the Company does not believe that any of these matters, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an adverse resolution of one or more of these items in any one quarter or fiscal year could have a material adverse effect on the Company’s results of operations in that period.

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

Information for Item 4 is not required pursuant to General Instruction I(2) of Form 10-K.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holder of Common Stock
As of December 31, 2006, all of the Company’s common stock was owned by Group and was not publicly traded.

Dividend History and Restrictions
The Company did not pay any dividends in 2006 and 2005. In conjunction with the sale of the UK branch of Everest Re to an affiliate, the Company paid a dividend in 2004 of $26.3 million. The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition, business needs and growth objectives, capital and surplus requirements of its operating subsidiaries, regulatory restrictions, rating agency considerations and other factors. As an insurance holding company, the Company is dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its stockholder. The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law. Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $1.8 billion at December 31, 2006, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner. During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of an insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year. Under this definition, the maximum amount that will be available for the payment of dividends by Everest Re in 2007 without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $270.4 million.

Recent Sales of Unregistered Securities

None.

ITEM 6. Selected Financial Data

Information for Item 6 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the results of operations and financial condition of the Company. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto presented under ITEM 8, “Financial Statements and Supplementary Data”.

INDUSTRY CONDITIONS
The worldwide reinsurance and insurance businesses are highly competitive, as well as cyclical by product and market. Competition in the types of reinsurance and insurance business that the Company underwrites is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer or insurer by A.M. Best and/or Standard & Poor’s, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. These factors operate at the individual market participant level to varying degrees, as applicable to the specific participant’s circumstances. They also operate in aggregate across the reinsurance industry more generally, contributing, in combination with economic conditions and variations in the reinsurance buying practices of insurance companies (by participant and in the aggregate), to cyclical movements in reinsurance rates, terms and conditions and ultimately reinsurance industry aggregate financial results.

The Company competes in the U.S. and international reinsurance and insurance markets with numerous global competitors. The Company’s competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s. Some of these competitors have greater financial resources than the Company and have established long-term and continuing business relationships, which can be a significant competitive advantage. In addition, the lack of strong barriers to entry into the reinsurance business and the potential for securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

In 2006, the Company observed strong price increases, and more restricted limits, in those property lines and regions that were most affected by the catastrophe events of 2005, principally Hurricanes Katrina, Rita and Wilma. Reinsurance capacity in these areas was constrained, particularly for catastrophe reinsurance, which includes southeastern U.S. exposures and in the retrocession and energy lines. The record catastrophe losses of 2005 have also generally led to modest strengthening for U.S. property lines that have little or no substantive catastrophe exposure and price stabilization in most casualty insurance and reinsurance markets. However, certain of the Company’s U.S. casualty lines continue to exhibit weaker market conditions led by the medical stop loss and D&O reinsurance classes, as well as the California workers’ compensation insurance line. The Company believes that U.S. casualty reinsurance generally remains adequately priced; however, increased price competition at the insurance company level and cedants’ increased appetite for retaining more profitable business net following several years of hard-market conditions, may result in modestly softer reinsurance pricing. The Company’s U.S. insurance operation is less affected by these standard casualty insurance market conditions given its specialty insurance program orientation. Finally, the Company continues to observe generally stable property reinsurance market conditions in most countries outside of the U.S., except for hardening property market conditions in Mexico following Hurricane Wilma, while casualty rates are softening.

U.S.   property reinsurance market conditions tightened, particularly within peak catastrophe zones, during 2006. This market hardening was particularly pronounced in third quarter renewals with incrementally higher rate changes and even more restrictive coverage terms than earlier in 2006. As a result, many reinsurance buyers were not able to fully place their reinsurance program and have been forced to raise retention levels and/or reduce catastrophe limit purchases. In turn, insurance companies continue to adjust limits and coverages and increase the premium rates they charge their customers. Together, these trends have generally resulted in insurance companies retaining more property risk exposure and being more prone to potential future earnings volatility than in past years. This trend reflects an imbalance between reinsurance supply and demand. As a result of this imbalance and higher rates, additional competition is entering the market in the form of new companies and alternative risk transfer mechanisms. In January 2007, the Florida legislature enacted insurance reform that increases insurer’s access to the Florida Hurricane Catastrophe Fund, thus potentially reducing the amount of reinsurance purchased from the private reinsurance market. The Company is unable to predict the impact on future market conditions from the increased competition and legislative reform. In addition to these market forces, reinsurers continue to reassess their risk appetites and rebalance their property portfolios to reflect improved price to exposure metrics against the backdrop of: (i) recent revisions to the industry’s catastrophe loss projection models, which are indicating significantly higher loss potentials and consequently higher pricing requirements and (ii) elevated rating agency scrutiny and capital requirements for many catastrophe exposed companies.

In light of its 2005 catastrophe experience, the Company reexamined its risk management practices, concluded that its control framework operated generally as intended and made appropriate portfolio adjustments to its property reinsurance operations during the first nine months of 2006. This portfolio repositioning, particularly within peak catastrophe zones, including Southeast U.S., Mexico and Gulf of Mexico, has enabled the Company to benefit from these dislocated markets by carefully shifting the mix of its writings toward the most profitable classes, lines, customers and territories and enhancing portfolio balance and diversification.

Overall, the Company believes that current marketplace conditions offer solid opportunities for the Company given its strong ratings, distribution system, reputation and expertise. The Company continues to employ its opportunistic strategy of targeting those segments offering the greatest profit potential, while maintaining balance and diversification in its overall portfolio.

FINANCIAL SUMMARY
The Company’s management monitors and evaluates overall Company performance based upon financial results. The following table displays a summary of the consolidated net income, ratios and stockholder’s equity for the years indicated:

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in thousands)	2006	2005	2004	2006/2005		2005/2004
Gross written premiums	$3,185,975	$3,339,853	$3,820,695	-4.6%		-12.6%
Net written premiums	2,290,261	2,395,650	2,932,718	-4.4%		-18.3%
REVENUES:
Premiums earned	$2,247,200	$2,426,076	$2,829,151	-7.4%		-14.2%
Net investment income	372,352	325,217	329,184	14.5%		-1.2%
Net realized capital gains	34,957	64,568	56,710	-45.9%		13.9%
Other (expense) income	(40,542)	10,344	(67,881)	N	M	N	M

Total revenues	2,613,967	2,826,205	3,147,164	-7.5%		-10.2%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,557,079	2,202,820	2,172,371	-29.3%		1.4%
Commission, brokerage, taxes and fees	438,505	513,394	577,499	-14.6%		-11.1%
Other underwriting expenses	98,729	101,324	89,074	-2.6%		13.8%
Interest, fee and bond issue cost amortization expense	69,696	74,197	76,610	-6.1%		-3.1%

Total claims and expenses	2,164,009	2,891,735	2,915,554	-25.2%		-0.8%

INCOME (LOSS) BEFORE TAXES	449,958	(65,530)	231,610	786.6%		-128.3%
Income tax expense (benefit)	117,052	(70,236)	56,137	266.7%		-225.1%

NET INCOME	$332,906	$4,706	$175,473	N	M	-97.3%

RATIOS:				Point Change		Point Change

Loss ratio	69.3%	90.8%	76.8%	(21.5)		14.0
Commission and brokerage ratio	19.5%	21.2%	20.4%	(1.7)		0.8
Other underwriting expense ratio	4.4%	4.1%	3.1%	0.3		1.0

Combined ratio	93.2%	116.1%	100.3%	(22.9)		15.8

	December 31,
(Dollars in millions)	2006	2005	2004
Stockholder's equity	$2,218.4	$1,790.7	$1,743.8	23.9%		2.7%

(NM, not meaningful)

The Company’s 2006 results were very strong with net income of $332.9 million compared to net income of $4.7 million for 2005. This significant earnings improvement reflects the favorable effect of a benign U.S. hurricane season relative to unprecedented Company and industry hurricane losses experienced in 2005, as well as favorable underlying underwriting fundamentals.

Gross written premiums declined for 2006 compared to 2005 as the Company continued its disciplined underwriting and risk management practices. In particular, the Company repositioned its U.S. property reinsurance portfolio resulting in improved pricing, but lower premium volume. The premium volume decline also reflects much lower premiums due to the run-off insurance credit program business and a cut back in treaty casualty writings in response to market softening in many U.S. casualty reinsurance classes.

Investment income increased from the growth of the invested asset base and greater income from limited partnership investments.

The Company’s stockholder’s equity increased by $0.4 billion to $2.2 billion in 2006, principally attributable to the net income generated during the year. This compares to an increase of $46.9 million to $1.8 billion in 2005.

Revenues.   Gross and net written premiums declined 4.6% and 4.4%, respectively, for 2006 compared to 2005, while net premiums earned declined 7.4% in 2006 compared to 2005. The decrease in full year net premiums earned was primarily due to a decline in the U.S. insurance segment of 9.8%, reflective of: i) a reduction in credit business from an auto loan insurance program which is in run-off and ii) continued reductions in the California workers’ compensation writings due to competitive market conditions. In addition, net premiums earned for the worldwide reinsurance segments in the aggregate decreased by 6.5% for 2006, reflecting multiple segment level factors, including a significant return premium for a Florida property quota share contract cancelled in 2006, the absence of sizable reinstatement premiums triggered in 2005 from severe catastrophic events, as well as the exercise of continued underwriting disciplines which emphasizes potential profitability over volume.

Net investment income increased 14.5% for 2006 compared to 2005, reflecting continued year-over-year growth in invested assets from positive cash flow from operations and a $31.1 million increase in income from limited partnership investments. The average investment portfolio yields for 2006 were 4.6% pre-tax and 3.7% after-tax, slightly higher compared to the prior year.

Net realized capital gains were modest in relation to the Company’s invested asset base, mainly reflecting normal portfolio management activities in response to changes in interest rates and credit spreads.

Expenses.   The Company’s incurred losses and loss adjustment expenses (“LAE”) decreased 29.3% in 2006 compared to 2005, primarily due to the relative absence of current year catastrophe losses.

The Company’s loss ratio improvement of 22 points for 2006 compared to 2005 resulted from a 25 point improvement in the catastrophe loss ratio.

Commission, brokerage, and tax expenses decreased by 14.6% in 2006 from 2005. The 7.4% decline in earned premiums in 2006 compared to 2005 was the principal driver of the decrease in this directly variable expense. Other underwriting expenses for 2006 decreased by 2.6% compared to 2005, primarily due to a decrease in corporate non-allocated expenses.

The Company’s effective income tax rate for 2006 was 26.0% compared with the effective tax rate for 2005 of 107.2%, which was impacted by the large catastrophe losses.

UK Branch Sale.   Effective January 1, 2004, Everest Re sold its UK branch to Bermuda Re (“UK Branch Sale”) and in conjunction with the sale, Everest Re provided a reserve indemnity agreement for adverse development on loss and loss adjustment expenses (“LAE”) reserve balances as of December 31, 2002, as well as made sale related adjustments for the 2003 and 2002 quota share cessions. For the year ended December 31, 2004, gross written premiums, net written premiums, premiums earned, incurred losses and LAE, commission, brokerage, taxes and fees and other underwriting expense related to the UK Branch Sale were $0.0 million, $139.8 million, $118.8 million, $118.6 million, $30.9 million and $0.0 million, respectively.

The following table reflects the reconciliation from reported to proforma for the year indicated:

	Year Ended December 31, 2004
(Dollars in thousands)	As Reported	UK branch Adjustment	Proforma
Gross written premiums	$3,820,695	$-	$3,820,695
Net written premiums	2,932,718	(139,751)	2,792,967
REVENUES:
Premiums earned	$2,829,151	$(118,815)	$2,710,336
Net investment income	329,184	-	329,184
Net realized capital gains	56,710	-	56,710
Other expense	(67,881)	-	(67,881)

Total revenues	3,147,164	(118,815)	3,028,349

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,172,371	(118,567)	2,053,804
Commission, brokerage, taxes and fees	577,499	(30,962)	546,537
Other underwriting expense	89,074	-	89,074
Interest, fee and bond issue cost amortization expense	76,610	-	76,610

Total claims and expenses	2,915,554	(149,529)	2,766,025

INCOME BEFORE TAXES	$231,610	$30,714	$262,324

In the remainder of this Financial Summary section and the following Segment Information section, all analyses relate to the comparable proforma information, except where indicated.

SEGMENT INFORMATION
The Company, through its subsidiaries, operates in four segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting and International. The U.S. Reinsurance operation writes property and casualty, treaty and facultative reinsurance, through reinsurance brokers, as well as directly with ceding companies within the U.S. The U.S. Insurance operation writes property and casualty insurance primarily through general agents and surplus lines brokers within the U.S. The Specialty Underwriting operation writes A&H, marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through Everest Re’s branches in Canada and Singapore, in addition to foreign business written through Everest Re’s Miami and New Jersey offices.

These segments are managed in a carefully coordinated fashion with strong elements of central control, with respect to pricing, risk management, control of aggregate exposures to catastrophic events, capital, investments and support operations. Management monitors and evaluates the financial performance of these operating segments based upon their underwriting results. Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses and are analyzed using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by earned premium. For selected financial information regarding these segments, see Note 16 of Notes to Consolidated Financial Statements.

The following tables represent the relevant operating results for the operating segments for the three years ended December 31, 2006, 2005 and 2004:

U.S. Reinsurance
(Dollars in thousands)	2006	2005	2004
Gross written premiums	$1,336,728	$1,386,170	$1,478,159
Net written premiums	992,819	1,055,815	1,148,522
Premiums earned	$978,072	$1,080,453	$1,155,317
Incurred losses and loss adjustment expenses	721,157	1,152,427	947,467
Commission and brokerage	202,809	259,751	274,370
Other underwriting expenses	24,947	23,980	23,390

Underwriting gain (loss)	$29,159	$(355,705)	$(89,910)

U.S. Insurance
(Dollars in thousands)	2006	2005	2004
Gross written premiums	$866,294	$932,469	$1,167,808
Net written premiums	591,177	618,752	788,457
Premiums earned	$573,965	$636,663	$726,344
Incurred losses and loss adjustment expenses	432,232	415,379	540,734
Commission and brokerage	72,723	93,621	70,881
Other underwriting expenses	48,918	51,726	49,286

Underwriting gain	$20,092	$75,937	$65,443

Specialty Underwriting
(Dollars in thousands)	2006	2005	2004
Gross written premiums	$251,209	$314,630	$487,072
Net written premiums	174,431	222,526	364,256
Premiums earned	$176,326	$224,555	$356,705
Incurred losses and loss adjustment expenses	125,160	225,740	249,086
Commission and brokerage	44,851	55,564	94,680
Other underwriting expenses	6,559	6,756	7,069

Underwriting (loss) gain	$(244)	$(63,505)	$5,870

International
(Dollars in thousands)	2006	2005	2004
Gross written premiums	$731,745	$706,584	$687,657
Net written premiums	531,834	498,557	491,732
Premiums earned	$518,837	$484,405	$471,970
Incurred losses and loss adjustment expenses	278,530	409,274	316,517
Commission and brokerage	118,122	104,458	106,606
Other underwriting expenses	13,830	12,621	11,298

Underwriting gain (loss)	$108,355	$(41,948)	$37,549

The following table reconciles the underwriting results for the operating segments to income (loss) before tax as reported in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31:

(Dollars in thousands)	2006	2005	2004
Underwriting gain (loss)	$157,362	$(385,221)	$18,952
UK Branch Sale and related transactions	-	-	(30,714)

Underwriting gain (loss)	$157,362	(385,221)	$(11,762)
Net investment income	372,352	325,217	329,184
Net Realized capital gain	34,957	64,568	56,710
Corporate (expense) income	(4,475)	(6,241)	1,969
Interest, fee and bond issue cost amortization expense	(69,696)	(74,197)	(76,610)
Other (expense) income	(40,542)	10,344	(67,881)

Income (loss) before taxes	$449,958	$(65,530)	$231,610

All the comparative analysis in this Segment Information section relates to the proforma information in the above table except where indicated otherwise.

CONSOLIDATED RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005
Premiums Written.   Gross written premiums decreased 4.6% to $3,186.0 million in 2006 from $3,339.9 million in 2005. The Specialty Underwriting operation decreased 20.2% ($63.4 million), driven by a $53.2 million reduction in A&H premiums, as pricing for this business continues to be difficult and a $23.6 million decrease in marine and aviation premiums, partially offset by a $13.4 million increase in surety premiums. The U.S. Insurance operation decreased 7.1% ($66.2 million), mainly reflecting continued reductions in the California workers’ compensation business and run-off of the credit business. The U.S. Reinsurance operation decreased 3.6% ($49.4 million), principally reflecting a $72.7 million decrease in treaty casualty business, partially offset by a $16.4 million increase in treaty property business and by an $11.6 million increase in facultative business. Partially offsetting these declines was a 3.6% ($25.2 million) increase in the International operation, primarily due to a $47.1 million increase in international business written through the Miami and New Jersey offices, representing primarily Latin American business and by a $22.8 million increase in Canadian business, offset by a $44.1 million decrease in Asian business. The Company endeavors to write only business that meets its profit criteria; generally, increases and decreases in a line of business or region are the result of changes in management’s perceptions of the profit opportunities in the various markets.

Ceded premiums decreased to $895.7 million in 2006 from $944.2 million in 2005, primarily due to the decline in gross written premiums. Ceded premiums relate primarily to quota share reinsurance agreements between Everest Re and Bermuda Re and Everest International.

Net written premiums decreased by 4% to $2,290.3 million in 2006 from $2,395.7 million in 2005, reflecting the $153.9 million decrease in gross written premiums and the $48.5 million decrease in ceded premiums.

Premium Revenues.   Net premiums earned decreased by 7.4% to $2,247.2 million in 2006 from $2,426.1 million in 2005. Contributing to this decrease was a 21.5% ($48.2 million) decrease in the Specialty Underwriting operation, a 9.8% ($62.7 million) decrease in the U.S. Insurance operation and a 9.5% ($102.4 million) decrease in the U.S. Reinsurance operation, partially offset by a 7.1% ($34.4 million) increase in the International operation. Additional premiums related to catastrophe business, included in net earned premiums, were $5.1 million and $52.5 million for 2006 and 2005, respectively. These changes reflect period to period changes in net written premiums and business mix, together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms and as new contracts are accepted. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and daily underwriting decisions, results in appreciable variability in various underwriting line items. Changes in estimates of the reporting patterns of ceding companies also affect premiums earned.

Expenses
Incurred Losses and LAE.   The Company’s loss and LAE reserves reflect estimates of ultimate claim liability. Such estimates are regularly re-evaluated including re-estimates of prior period reserves, taking into consideration all available information and in particular, recently reported loss and claim experience related to prior periods. The effect of such re-evaluations is recorded in incurred losses in the period in which the adjustment was made.

The following table shows the components of the Company’s incurred losses and LAE for 2006 and 2005:

	December 31, 2006			December 31, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
All Segments
Attritional (a)	$1,477.2	$(157.1)	$1,320.1	$1,514.7	$(156.3)	$1,358.4
Catastrophes	12.4	197.2	209.6	755.4	77.6	833.0
A&E	-	27.4	27.4	-	11.5	11.5

Total All segments	$1,489.7	$67.4	$1,557.1	$2,270.1	$(67.3)	$2,202.8

Loss Ratio	66.3%	3.0%	69.3%	93.6%	-2.8%	90.8%
(a) Attritional losses exclude catastrophe and A&E losses
(Some amounts may not reconcile due to rounding.)

The Company’s incurred losses and LAE decreased by 29.3% to $1,557.1 million in 2006 from $2,202.8 million in 2005, due to significantly reduced current year catastrophe losses and a reduction in current year attritional losses, partially offset by increased prior years reserve development on catastrophe and A&E loss reserves. Incurred losses and LAE in 2006 reflected ceded losses and LAE of $546.4 million compared to ceded losses and LAE in 2005 of $852.4 million reflecting the decline in gross losses.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by current year net premiums earned, improved by 21.5 points to 69.3% over the comparable 2005 period, principally due to a 30.5 point improvement on current year catastrophe losses, partially offset by 5.8 points of increased prior years reserve strengthening.

The following table shows the U.S. Reinsurance segment components of incurred losses and LAE for 2006 and 2005:

	December 31, 2006			December 31, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
Attritional	$597.3	$(46.9)	$550.4	$651.8	$(41.0)	$610.8
Catastrophes	7.1	136.3	143.3	475.9	54.3	530.2
A&E	-	27.4	27.4	-	11.5	11.5

Total segment	$604.4	$116.8	$721.2	$1,127.7	$24.7	$1,152.4

Loss Ratio	61.8%	11.9%	73.7%	104.4%	2.3%	106.7%
(Some amounts may not reconcile due to rounding.)

The U.S. Reinsurance segment’s incurred losses and LAE decreased 37.4%, or $431.3 million, for 2006 compared to 2005, primarily due to significantly reduced current year catastrophe losses, principally within the treaty property unit, and decreased earned premiums. The segment’s loss ratio improvement of 33.0 points from 2005 was primarily due to the 34.4 point decrease in catastrophe losses.

The following table shows the U.S. Insurance segment components of incurred losses and LAE for 2006 and 2005:

	December 31, 2006			December 31, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
Attritional	$480.4	$(48.5)	$431.9	$433.8	$(19.5)	$414.3
Catastrophes	-	0.3	0.3	1.0	-	1.0

Total segment	$480.4	$(48.2)	$432.2	$434.8	$(19.5)	$415.4

Loss Ratio	83.7%	-8.4%	75.3%	68.3%	-3.1%	65.2%
(Some amounts may not reconcile due to rounding.)

The U.S. Insurance segment’s incurred losses and LAE increased 4.0%, or $16.8 million, for 2006 compared to 2005; primarily due to higher current year attritional losses resulting from losses on the run-off credit program, partially offset by decreased losses due to reduced earned premiums, and an increase in favorable prior years reserve development.

The following table shows the Specialty Underwriting segment components of incurred losses and LAE for 2006 and 2005:

	December 31, 2006			December 31, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
Attritional	$109.4	$(30.1)	$79.4	$140.4	$(38.6)	$101.8
Catastrophes	-	45.8	45.8	110.7	13.2	123.9

Total segment	$109.4	$15.7	$125.2	$251.1	$(25.4)	$225.7

Loss Ratio	62.1%	8.9%	71.0%	111.8%	-11.3%	100.5%
(Some amounts may not reconcile due to rounding.)

The Specialty Underwriting segment’s incurred losses and LAE decreased 44.6%, or $100.6 million, for 2006 as compared to 2005, primarily due to a decrease in current year catastrophe losses and a reduction in earned premiums across all classes of business. Correspondingly, the segment’s loss ratio improved by 29.5 points over 2005.

The following table shows the International segment components of incurred losses and LAE for 2006 and 2005:

	December 31, 2006			December 31, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
Attritional	$290.0	$(31.6)	$258.4	$288.7	$(57.3)	$231.4
Catastrophes	5.4	14.8	20.2	167.7	10.1	177.8

Total segment	$295.4	$(16.8)	$278.5	$456.4	$(47.2)	$409.3

Loss Ratio	56.9%	-3.2%	53.7%	94.2%	-9.7%	84.5%
(Some amounts may not reconcile due to rounding.)

The International segment’s incurred losses and LAE decreased 31.9%, or $130.7 million, for 2006 as compared to 2005 reflecting lower catastrophe losses. The segment’s loss ratio improved by 30.8 points from 2005, primarily due to reduced current year catastrophe losses incurred in Canada, Asia and international.

Underwriting Expenses.  The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 23.9% in 2006 compared to 25.3% in 2005.

The following table shows the expense ratios for each of the Company’s operating segments for 2006 and 2005.

Segment Expense Ratios
Segment	2006	2005
U.S. Reinsurance	23.3%	26.2%
U.S. Insurance	21.2%	22.9%
Specialty Underwriting	29.1%	27.8%
International	25.4%	24.2%

Segment underwriting expenses decreased by 12.4% to $532.8 million for 2006 from $608.5 million in 2005. Commission, brokerage, taxes and fees decreased by $74.9 million, principally due to decreases in premium volume and changes in the mix of business. Segment other underwriting expenses were $0.1 million for both 2006 and 2005. Contributing to the segment underwriting expense decreases were a 19.7% ($56.0 million) decrease in the U.S. Reinsurance operation, a 17.5% ($10.9 million) decrease in the Specialty Underwriting operation and a 16.3% ($23.7 million) decrease in the U.S. Insurance operation, partially offset by a 12.7% ($14.9 million) increase in the International operation. The changes for each operation’s expenses principally resulted from changes in commission expenses due to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance.

The Company’s combined ratio, which is the sum of the loss and expense ratios, improved by 22.9 percentage points to 93.2% in 2006 as compared to 116.1% in 2005, primarily as a result of lower catastrophe and attritional losses.

The following table shows the combined ratios for each of the Company’s operating segments in 2006 and 2005. The segment combined ratios were impacted by the loss and expense ratio variations noted above.

Segment Combined Ratios
Segment	2006	2005
U.S. Reinsurance	97.0%	132.9%
U.S. Insurance	96.5%	88.1%
Specialty Underwriting	100.1%	128.3%
International	79.1%	108.7%

Investment Results.   Net investment income increased 14.5% to $372.4 million in 2006 from $325.2 million in 2005, primarily reflecting the growth in invested assets to $8.5 billion in 2006 from $7.9 billion in 2005 and a $31.1 million increase in investment income from limited partnership investments. Investment income from equity investments in limited partnerships fluctuates from year to year depending on the performance of the individual investments made by the partnerships as well as the movement in the equity markets. Period to period changes in investment income are also impacted by changes in the level and mix of invested assets, prevailing interest rates and price movements in the equity markets.

The following table shows the components of net investment income for the years ended as indicated:

(Dollars in thousands)	2006	2005
Fixed maturities	$299,570	$308,254
Equity securities	19,713	16,356
Short-term investments	26,828	12,325
Other investment income	41,934	9,019

Total gross investment income	388,045	345,954
Interest credited and other expense	(15,693)	(20,737)

Total net investment income	$372,352	$325,217

The following table shows a comparison of various investment yields for the years indicated:

	2006	2005
Imbedded pre-tax yield of cash and invested assets at December 31	4.6%	4.5%
Imbedded after-tax yield of cash and invested assets at December 31	3.7%	3.6%
Annualized pre-tax yield on average cash and invested assets	4.8%	4.4%
Annualized after-tax yield on average cash and invested assets	3.8%	3.6%

Net realized capital gains of $35.0 million in 2006 emanated from realized capital gains on the Company’s investments of $39.6 million, resulting principally from gains on equity securities of $31.2 million and fixed maturities of $8.4 million, partially offset by $4.6 million of realized losses on equity securities. Net realized capital gains were $64.6 million in 2005, reflecting realized capital gains on the Company’s investments of $75.9 million, resulting principally from gains on fixed maturities of $34.5 million and equity securities of $16.1 million, coupled with $25.3 million of gains from the sale of the Company’s interest only strips of mortgage-backed securities (“interest only strips”) portfolio, partially offset by $11.3 million of realized capital losses, which included $4.1 million related to the write-downs in the value of interest only strips deemed to be impaired on an other than temporary basis in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”).

Corporate, Non-allocated Expenses.  Corporate underwriting expenses not allocated to segments were $4.5 million for 2006 and $6.2 million for 2005, which included approximately $1.5 million of non-recurring expenses.

Interest, fees and bond issue cost amortization expense in 2006 and 2005 were $69.7 million and $74.2 million, respectively. Interest, fees and bond issue cost amortization expense in 2006 included $31.1 million related to the senior notes, $37.4 million related to the junior subordinated debt securities, $0.9 million related to the bond issue cost amortization and $0.2 million related to the credit line under the Company’s revolving credit facility. Interest, fees and bond issue cost amortization expense in 2005 included $35.5 million related to senior notes, $37.4 million related to the junior subordinated debt securities, $1.0 million related to the bond issue cost amortization and $0.2 million related to the credit line under the Company’s revolving credit facility. Interest expense on senior notes decreased due to the retirement on March 15, 2005 of the 8.5% senior notes issued on March 14, 2000.

Other expense in 2006 was $40.5 million as compared to other income in 2005 of $10.3 million. The change was primarily due to increased deferrals on retroactive reinsurance agreements with affiliates.

Income Taxes.   The Company’s income tax expense is primarily a function of the U.S. statutory tax rates coupled with the impact from tax-preferenced investment income. The Company recorded income tax expense of $117.1 million in 2006 compared to a tax benefit of $70.2 million in 2005. The increased tax expense was primarily due to the significant change in pre-tax income in 2006 compared to the pre-tax loss in 2005.

Net Income.   Net income was $332.9 million in 2006 compared to net income of $4.7 million in 2005, primarily caused by much larger catastrophe losses in 2005 than in 2006.

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

Net written premiums decreased by 14.2% to $2,395.7 million in 2005 from $2,793.0 million in 2004, reflecting the $480.8 million decrease in gross written premiums and the $83.5 million decrease in ceded premiums.

Premium Revenues.   Net premiums earned decreased by 10.5% to $2,426.1 million in 2005 from $2,710.3 million in 2004. Contributing to this decrease was a 37.0% ($132.1 million) decrease in the Specialty Underwriting operation, a 12.3% ($89.9 million) decrease in the U.S. Insurance operation and a 6.5% ($74.9 million) decrease in the U.S. Reinsurance operation, partially offset by a 2.6% ($12.4 million) increase in the International operation. Additional premiums, related to catastrophe business included in net earned premiums, were $52.5 million for 2005 of which $40.5 million were due to Hurricanes Katrina and Wilma. Generally, catastrophe reinsurance provides coverage for one event; however, when limits are exhausted some contractual arrangements provide for the availability of additional coverage upon the payment of additional premium. There were no such additional premiums for 2004. All of there changes reflect period to period changes in net written premiums and business mix, together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, results in appreciable background variability in various underwriting line items. Changes in estimates related to the reporting patterns of ceding companies also affect premiums earned.

Expenses
Incurred Losses and LAE.  The Company’s losses and LAE reserves reflect estimates of ultimate claim liability. Such estimates are regularly re-evaluated including re-estimates of prior period reserves, taking into consideration all available information and in particular, newly reported loss and claim experience. The effect of such re-evaluations impacts incurred losses for the period in which the adjustment was made.

The following table shows the components of the Company’s incurred losses and LAE for 2005 and 2004:

	December 31, 2005			December 31, 2004
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
All Segments
Attritional (a)	$1,514.7	$(156.3)	$1,358.4	$1,588.7	$198.5	$1,787.2
Catastrophes	755.4	77.6	833.0	290.9	(34.6)	256.3
A&E	-	11.5	11.5	-	10.3	10.3

Total All segments	$2,270.1	$(67.3)	$2,202.8	$1,879.6	$174.2	$2,053.8

Loss Ratio	93.6%	-2.8%	90.8%	69.4%	6.4%	75.8%
(a) Attritional losses exclude catastrophe and A&E losses
(Some amounts may not reconcile due to rounding.)

The Company’s incurred losses and LAE increased by 7.3% to $2,202.8 million in 2005 from $2,053.8 million in 2004. The increase in incurred losses and LAE was principally attributable to the increase in estimated losses due to property catastrophes, partially offset by favorable attritional prior years reserve development and the impact of reduced earned premiums. Incurred losses and LAE in 2005 reflected ceded losses and LAE of $852.4 million compared to ceded losses and LAE in 2004 of $789.6 million.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by current year net premiums earned, increased by 15.0 points to 90.8% in 2005 from 75.8% in 2004. This 15.0 point year over year loss ratio deterioration was primarily the result of 25.6 point increase due to catastrophe losses, partially offset by 13.7 point improvement in attritional prior years reserve development.

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior years events and are net of reinsurance. Individual catastrophe losses are reported net of specific reinsurance, but before recoveries under corporate level reinsurance and potential incurred but not reported (“IBNR”) loss reserve offsets. The Company defines a catastrophe as a property event with expected reported losses of at least $5.0 million before corporate level reinsurance and taxes. Effective for the third quarter 2005, industrial risk losses have been excluded from catastrophe losses with prior periods adjusted for comparison purposes. Catastrophe losses, net of contract specific cessions, were $833.0 million in 2005, related principally to aggregate estimated losses driven by Hurricanes Katrina, Rita and Wilma with catastrophe losses of $406.7 million, $74.4 million and $236.0 million, respectively, but also reflected catastrophe losses related to Hurricanes Emily ($14.9 million) and Dennis ($5.3 million), floods in India ($9.9 million) and Calgary ($3.6 million) and storms in Ontario ($4.9 million). The 2005 results also reflect net unfavorable reserve development on 2004 and prior catastrophes of $77.6 million. Catastrophe losses, net of contract specific cessions, were $256.3 million in 2004, related principally to aggregate estimated losses of $290.9 million from Hurricanes Charley, Frances, Ivan and Jeanne, Pacific typhoons, Edmonton hailstorms and the Asian tsunami, which were partially offset by $32.7 million of reserve reductions related to the 2001 World Trade Center losses.

Net favorable prior years reserve adjustments for the year ended December 31, 2005 were $67.3 million compared to net unfavorable prior years reserve adjustments of $174.2 million in 2004. For the year ended December 31, 2005, the favorable reserve adjustments included net favorable attritional reserve adjustments of $156.3 million related primarily to property business classes, partially offset by net unfavorable prior years catastrophe adjustments of $77.6 million related primarily to the 2004 hurricanes and net unfavorable A&E adjustments of $11.5 million. For the year ended December 31, 2004, the unfavorable prior years reserve adjustments included net unfavorable attritional adjustments of $198.5 million related primarily to casualty reinsurance and net unfavorable A&E adjustments of $10.3 million. Partially offsetting the 2004 unfavorable development was $34.6 million of favorable catastrophe development, principally related to the reduction of reserves for the 2001 World Trade Center losses and other catastrophe events. It is important to note that non-A&E accident year reserve development arises from the re-evaluation of accident year results and that such re-evaluations may also impact premiums and commissions attributed by accident year, generally mitigating, in part, the impact of loss development and that such impacts are recorded as part of the overall reserve evaluation process.

Aggregate reserve development related to A&E exposures was $11.5 million and $10.3 million for the years ended December 31, 2005 and 2004, respectively. The Company has A&E exposure related to contracts written by the Company prior to 1986 and to claim obligations acquired as part of the Mt. McKinley acquisition in September 2000. The reserve strengthening on business written by the Company, net of reinsurance, was $ 11.5 million. Substantially all of the Company’s A&E exposures relate to insurance and reinsurance contacts with coverage periods prior to 1986. Given the uncertainties surrounding the settlement of A&E losses, management is unable to establish a meaningful range for these obligations.

The following table shows the U.S. Reinsurance segment components of incurred losses and LAE for 2005 and 2004:

	December 31, 2005			December 31, 2004
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
Attritional	$651.8	$(41.0)	$610.8	$630.0	$127.9	$757.9
Catastrophes	475.9	54.3	530.2	214.1	(34.8)	179.2
A&E	-	11.5	11.5	-	10.3	10.3

Total segment	$1,127.7	$24.7	$1,152.4	$844.1	$103.4	$947.5

Loss Ratio	104.4%	2.3%	106.7%	73.1%	8.9%	82.0%
(Some amounts may not reconcile due to rounding.)

The U.S. Reinsurance segment’s incurred losses and LAE increased 21.6%, or $205.0 million, for 2005 compared to 2004. The segment’s loss ratio increased 24.7 points over 2004 period due to current year catastrophe losses and unfavorable prior years catastrophe reserve development, partially offset by favorable attritional prior years loss development.

The prior years unfavorable loss development for the year ended December 31, 2004 was primarily attributable to a proliferation of claims related to bankruptcies and other financial management improprieties during the late 1990‘s and early 2000. This increased number of claims, combined with larger claims, had significantly increased incurred losses on the professional liability policies. In the general casualty area, the Company continued to experience losses greater than historical trends for accident years 1998 through 2001.

The following table shows the U.S. Insurance segment components of incurred losses and LAE for 2005 and 2004:

	December 31, 2005			December 31, 2004
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
Attritional	$433.8	$(19.5)	$414.3	$486.0	$54.0	$539.9
Catastrophes	1.0	-	1.0	0.8	-	0.8

Total segment	$434.8	$(19.5)	$415.4	$486.8	$54.0	$540.7

Loss Ratio	68.3%	-3.1%	65.2%	67.0%	7.4%	74.4%
(Some amounts may not reconcile due to rounding.)

The U.S. Insurance segment’s incurred losses and LAE decreased 23.2%, or $125.4 million, for 2005 as compared to 2004. The segment’s loss ratio improved by 9.2 points from 2004 primarily due to favorable prior years adjustments in 2005 principally on the California workers’ compensation for the 2004 accident year as the results of the benefit reform have become clearer, whereas the unfavorable prior years reserve adjustments in 2004 related principally to the casualty classes for accident years 2000 through 2002, where the Company strengthened its reserves for California workers’ compensation insurance. While management believes the cumulative results through 2005 remain quite positive, there was some deterioration in claim frequency and severity related to accident years 2001 and 2002.

The following table shows the Specialty Underwriting segment components of incurred losses and LAE for 2005 and 2004:

	December 31, 2005			December 31, 2004
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
Attritional	$140.4	$(38.6)	$101.8	$218.6	$16.0	$234.6
Catastrophes	110.7	13.2	123.9	13.0	1.5	14.5

Total segment	$251.1	$(25.4)	$225.7	$231.6	$17.5	$249.1

Loss Ratio	111.8%	-11.3%	100.5%	64.9%	4.9%	69.8%
(Some amounts may not reconcile due to rounding.)

The Specialty Underwriting segment’s incurred losses and LAE decreased 9.4%, or $23.3 million, for 2005 as compared to 2004, due to the decrease in attritional losses from reduced earned premiums and favorable prior years reserve development, partially offset by an increase in current year catastrophe losses in 2005 and development of catastrophes from prior years. The segment’s loss ratio increased by 30.7 points over 2004.

The following table shows the International segment components of incurred losses and LAE for 2005 and 2004:

	December 31, 2005			December 31, 2004
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
Attritional	$288.7	$(57.3)	$231.4	$254.2	$0.6	$254.7
Catastrophes	167.7	10.1	177.8	63.1	(1.3)	61.8

Total segment	$456.4	$(47.2)	$409.3	$317.2	$(0.7)	$316.5

Loss Ratio	94.2%	-9.7%	84.5%	67.2%	-0.1%	67.1%
(Some amounts may not reconcile due to rounding.)

The International segment’s incurred losses and LAE increased 29.3%, or $92.8 million, for 2005 as compared to 2004. The segment’s loss ratio increased by 17.4 points over 2004 period, primarily reflective of the significant property catastrophe losses in 2005 and development on prior years’ catastrophes, partially offset by an improvement in attritional prior years reserves on the Canadian, Asian and international business.

Underwriting Expenses.  The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 25.3% in 2005 compared to 23.5% in 2004.

The following table shows the expense ratios for each of the Company’s operating segments for 2005 and 2004.

Segment Expense Ratios
Segment	2005	2004
U.S. Reinsurance	26.2%	25.8%
U.S. Insurance	22.9%	16.6%
Specialty Underwriting	27.8%	28.6%
International	24.2%	24.9%

Segment underwriting expenses decreased by 4.6% to $608.5 million in 2005 from $637.6 million in 2004. Commission, brokerage, taxes and fees decreased by $33.1 million, principally reflecting decreases in premium volume and changes in the mix and distribution channel of business. Segment other underwriting expenses increased by $4.0 million as the Company continued to expand operations. Contributing to the segment underwriting expense decreases were a 38.8% ($39.4 million) decrease in the Specialty Underwriting operation, a 4.7% ($14.0 million) decrease in the U.S. Reinsurance operation and a 0.7% ($0.8 million) decrease in the International operation, partially offset by a 21.0% ($25.2 million) increase in the U.S. Insurance operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and in some cases, changes in the use of specific reinsurance, as well as the underwriting performance of the underlying business.

The Company’s combined ratio, which is the sum of the loss and expense ratios, increased by 15.8 points to 116.1% in 2005 as compared to 100.3% in 2004, with the increase principally resulting from elevated catastrophe losses, partially offset by improved prior years development.

The following table shows the combined ratios for each of the Company’s operating segments in 2005 and 2004. The segment combined ratios were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios
Segment	2005	2004
U.S. Reinsurance	132.9%	107.8%
U.S. Insurance	88.1%	91.0%
Specialty Underwriting	128.3%	98.4%
International	108.7%	92.0%

Investment Results.   Net investment income decreased 1.2% to $325.2 million in 2005 from $329.2 million in 2004, primarily reflecting lower returns from equity investments in limited partnerships. Investable assets increased by $0.4 billion to $7.9 billion in 2005, principally reflecting the effects of investing cash flow from operations during the year, partially offset by the repayment of $250.0 million of senior debt. Investment income for the limited partnerships for the years ended December 31, 2005 and 2004 was $7.5 million and $36.3 million, respectively.

The following table shows the components of net investment income for the years ended as indicated:

(Dollars in thousands)	2005	2004
Fixed maturities	$308,254	$306,892
Equity securities	16,356	8,453
Short-term investments	12,325	5,314
Other investment income	9,019	37,076

Total gross investment income	345,954	357,735
Interest credited and other expense	(20,737)	(28,551)

Total net investment income	$325,217	$329,184

The following table shows a comparison of various investment yields for the years indicated:

	2005	2004
Imbedded pre-tax yield of cash and invested assets at December 31	4.5%	4.5%
Imbedded after-tax yield of cash and invested assets at December 31	3.6%	3.6%
Annualized pre-tax yield on average cash and invested assets	4.4%	5.0%
Annualized after-tax yield on average cash and invested assets	3.6%	3.9%

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

Corporate, Non-allocated Expenses.   Corporate underwriting expenses not allocated to segments were $6.2 million for 2005 as compared to corporate income of $2.0 million for 2004, as the Company expanded its infrastructure to support operations and incurred a one time expense of $1.5 million related to the transfer of the UK branch to Bermuda Re.

Interest, fees and bond issue cost amortization expense for 2005 was $74.2 million compared to $76.6 million in 2004. Interest, fees and bond issue cost amortization expense in 2005 included $35.5 million related to the senior notes, $37.4 million related to the junior subordinated debt securities, $1.0 million related to the bond issue cost amortization and $0.2 million related to the credit line under the Company’s revolving credit facility. Interest expense and fees in 2004 included $42.0 million related to senior notes, $32.4 million related to the junior subordinated debt securities, $1.1 million related to the bond issue cost amortization and $1.2 million related to borrowings under the Company’s revolving credit facility. Interest expense on senior notes decreased due to the retirement on March 15, 2005 of the 8.5% senior notes issued on March 14, 2000.

Other income in 2005 was $10.3 million compared to other expense of $67.9 million in 2004. The change in net other income for 2005 from net other expense in 2004 was primarily due to decreased deferrals on retroactive reinsurance agreements with affiliates.

Income Taxes.   The Company’s income tax expense is primarily a function of the U.S. statutory tax rate and the impact from tax preferenced investment income. The Company recognized an income tax benefit of $70.2 million in 2005, primarily due to the significant incurred losses related to catastrophes, which resulted in a pre-tax loss for the year. The Company recognized an income tax expense of $56.1 million in 2004, primarily due to pre-tax income of $231.6 million and the impact of various tax issues giving rise to net tax expense in conjunction with the transfer of the Company’s UK branch to Bermuda Re.

Net Income.  Net income was $4.7 million in 2005 compared to net income of $175.5 million in 2004, primarily reflecting reduced underwriting profitability due to catastrophe losses, partially offset by favorable prior period reserve development and related tax benefits.

SAFE HARBOR DISCLOSURE
This report contains forward-looking statements within the meaning of the U.S. federal securities laws. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding the Company’s reserves for losses and LAE, the adequacy of the Company’s provision for uncollectible balances, estimates of the Company’s catastrophe exposure, and the effects of catastrophic events on the Company’s financial statements and the ability of the Company’s subsidiaries to pay dividends. Forward-looking statements only reflect the Company’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from the Company’s expectations. Important factors that could cause the Company’s actual events or results to be materially different from the Company’s expectations include those discussed under the caption ITEM 1A, “Risk Factors”. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Interest Rate Risk.   The Company’s $8.5 billion investment portfolio at December 31, 2006 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and 12.0% are subject to foreign currency rate risk, and equity securities, which are subject to price fluctuations. The impact of the foreign exchange risks on the investment portfolio is generally mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $466.5 million of mortgage-backed securities in the $6,137.4 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on the Company’s fixed maturity portfolio (including $657.7 million of short-term investments) as of December 31, 2006 and 2005 based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

2006 Interest Rate Shift in Basis Points
	-200	-100	0	100	200
Total Market Value	$7,432.4	$7,113.9	$6,795.1	$6,436.3	$6,050.6
Market Value Change from Base (%)	9.4%	4.7%	0.0%	-5.3%	-11.0%
Change in Unrealized Appreciation
After-tax from Base ($)	$414.3	$207.2	$-	$(233.2)	$(483.9)
2005 Interest Rate Shift in Basis Points
	-200	-100	0	100	200
Total Market Value	$7,236.4	$6,901.2	$6,550.6	$6,165.3	$5,774.4
Market Value Change from Base (%)	10.5%	5.4%	0.0%	-5.9%	-11.8%
Change in Unrealized Appreciation
After-tax from Base ($)	$445.8	$227.9	$-	$(250.4)	$(504.5)

The Company had $7,397.3 million and $7,729.2 million of reserves for losses and LAE as of December 31, 2006 and 2005, respectively. These amounts are recorded at their nominal value, as opposed to fair value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the fair value of the reserves is less than the nominal value. As interest rates rise, the fair value of the reserves decreases and, conversely, as interest rates decline, the fair value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between fair value and nominal value is not reflected in the Company’s financial statements, the Company’s financial results will include investment income over time from the investment portfolio until the claims are paid. The Company’s loss and loss reserve obligations have an expected duration that is reasonably consistent with the Company’s fixed income portfolio.

Equity Risk.   Equity risk is the potential change in market value of the common stock and preferred stock portfolios arising from changing equity prices. The Company’s equity investments are mainly exchange traded and mutual fund, which invest principally in high quality common and preferred stocks that are traded on the major exchanges in the U.S. The primary objective in managing the equity portfolio is to provide capital growth over time through market appreciation and income.

The tables below display the impact on market value and after-tax unrealized appreciation of a 10% and 20% change in equity prices up and down as of December 31, 2006 and 2005. The growth in exposure is primarily due to the growth in the equity portfolio. All amounts are in U.S. dollars and are presented in millions.

2006 Change in Equity Values in Percent
	-20%	-10%	0%	10%	20%
Market Value of the Equity Portfolio	$951.5	$1,070.4	$1,189.3	$1,308.3	$1,427.2
After-tax Change in Unrealized Appreciation	$(154.6)	$(77.3)	$-	$77.3	$154.6
2005 Change in Equity Values in Percent
	-20%	-10%	0%	10%	20%
Market Value of the Equity Portfolio	$819.0	$921.4	$1,023.8	$1,126.2	$1,228.5
After-tax Change in Unrealized Appreciation	$(133.1)	$(66.5)	$-	$66.5	$133.1

Foreign Exchange Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of the Company’s non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, the Company prefers to maintain the capital of its foreign operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. The Company mitigates foreign exchange exposure by generally matching the currency and duration of its assets to its corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52, “Foreign Currency Translation”, the Company translates the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income (loss).

The tables below display the potential impact of a parallel 10% and 20% increase and decrease in foreign exchange rates on the valuation of invested assets subject to foreign currency exposure as of December 31, 2006 and 2005. This analysis includes the after-tax impact of translation from transactional currency to functional currency as well as the after-tax impact of translation from functional currency to the U.S. dollar reporting currency. All amounts are in U.S. dollars and are presented in millions.

2006 Change in Foreign Exchange Rates in Percent
	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(48.1)	$(26.6)	$-	$30.4	$63.5
2005 Change in Foreign Exchange Rates in Percent
	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(45.4)	$(24.6)	$-	$27.3	$56.7

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
Not required for fiscal year ended December 31, 2006.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Information for Item 10 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 11. Executive Compensation

Information for Item 11 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related
                Stockholder Matters

Information for Item 12 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 13. Certain Relationships and Related Transactions

Information for Item 13 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 14. Principal Accountant Fees and Services

The PricewaterhouseCoopers LLP (and its worldwide affiliates) fees incurred for the years ended December 31, 2006 and 2005 are as follows:

		2006	2005
(1)	Audit Fees	$1,785,909	$1,530,313
(2)	Audit-Related Fees	$69,000	$66,000
(3)	Tax Fees	$27,004	$105,965
(4)	All Other Fees	$4,602	$2,130

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

Audit-related fees include assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements, including due diligence services pertaining to potential business acquisitions/dispositions, accounting consultations related to accounting, financial reporting or disclosure matters not classified as “audit services”; assistance with understanding and implementing new accounting and financial reporting guidance from rule making authorities; financial audits of employee benefit plans; agreed-upon or expanded audit procedures related to accounting and/or billing records required to respond to or comply with financial, accounting or regulatory reporting matters and assistance with internal control reporting requirements.

Tax fees include tax compliance, tax planning and tax advice and is granted general pre-approval by Group’s Audit Committee.

All other fees represent an accounting research subscription and software.

PricewaterhouseCoopers LLP used no leased employees on the Company’s audit engagement.

Under its Charter and the “Audit and Non-Audit Services Pre-Approval Policy” (the “Policy”), Group’s Audit Committee or its delegate (one or more of its members) is required to pre-approve the audit and non-audit services performed by the independent auditor. The Policy requires that any service that has not received a general pre-approval or that exceeds pre-approved cost levels or budgeted amounts requires specific approval by Group’s Audit Committee or its delegate. For both specific and general pre-approval, Group’s Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence. Group’s Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. Group’s Audit Committee is also mindful of the relationship between fees for audit and non-audit services in deciding whether to pre-approve any such services and may determine, for each fiscal year, the appropriate ratio between the total amount of fees for audit, audit-related and tax fees and a total amount of fees for certain permissible non-audit services classified as “All Other Fees” above. All such factors will be considered as a whole and no one factor is determinative. Group’s Audit Committee has considered whether the performance by PricewaterhouseCoopers LLP of the services disclosed below is compatible with maintaining their independence.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2007.

EVEREST REINSURANCE HOLDINGS, INC.

By:	/s/ JOSEPH V. TARANTO
Joseph V. Taranto (Chairman and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH V. TARANTO Joseph V. Taranto	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2007
/s/ THOMAS J. GALLAGHER Thomas J. Gallagher	President and Chief Operating Officer and Director	March 23, 2007
/s/ CRAIG EISENACHER Craig Eisenacher	Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)	March 23, 2007
/s/ KEITH T. SHOEMAKER Keith T. Shoemaker	Vice President and Comptroller (Principal Accounting Officer)	March 23, 2007

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

10.6

Amendment No. 1 to Stock Purchase Agreement between The Prudential Insurance Company of America and Everest Reinsurance Holdings, Inc. for the sale of common stock of Gibraltar Casualty Company dated August 8, 2000, incorporated herein by reference to Exhibit 10.1 to the Everest Re Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

10.7

Proportional Excess of Loss Reinsurance Agreement entered into between Gibraltar Casualty Company and Prudential Property and Casualty Insurance Company, incorporated herein by reference to Exhibit 10.24 to the 2000 10-K

10.8	Guarantee Agreement made by The Prudential Insurance Company of America in favor of Gibraltar Casualty Company, incorporated herein by reference to Exhibit 10.25 to the 2000 10-K

E-2

10.9	Lease, effective December 26, 2000 between OTR, an Ohio general partnership, and Everest Reinsurance Company, incorporated herein by reference to Exhibit 10.26 to the 2000 10-K

*10.10

Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated March 30, 2001, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Report on Form 10-Q for the quarter ended March 31, 2001 (the “first quarter 2001 10-Q”)

*10.11

Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated April 20, 2001, incorporated herein by reference to Exhibit 10.2 to the first quarter 2001 10-Q

*10.12

Amendment of Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated March 30, 2001, incorporated herein by reference to Exhibit 10.3 to the first quarter 2001 10-Q

*10.13

Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group Ltd., Everest Global Services Inc. and Joseph V. Taranto, dated April 18, 2003, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on April 21, 2003

*10.14

Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated August 31, 2005, incorporated by reference to Exhibit 10.1 to Everest Re Group, Ltd. From 8-K filed on August 31, 2005

10.15

Credit Agreement, dated August 23, 2006, between Everest Reinsurance Holdings, Inc., the lenders named therein and Citibank N.A., as administrative agent, providing for $150.0 million five year senior revolving credit facility, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. This new agreement replaces the October 10, 2003 three year senior revolving credit facility which expired on October 10, 2006

*10.16

Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Craig E. Eisenacher, dated December 18, 2006, incorporated by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on December 5, 2006

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith

31.1	Section 302 Certification of Joseph V. Taranto, filed herewith

31.2	Section 302 Certification of Craig Eisenacher, filed herewith

32.1	Section 906 Certification of Joseph V. Taranto and Craig Eisenacher, furnished herewith

* Management contract or compensatory plan or arrangement.

E-3

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Everest Reinsurance Holdings, Inc.		Pages

	Report of Independent Registered Public Accounting Firm	F-2

	Consolidated Balance Sheets at December 31, 2006 and 2005	F-3

	Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004	F-4

	Consolidated Statements of Changes in Stockholder’s Equity for the Years Ended December 31, 2006, 2005 and 2004	F-5

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	F-6

	Notes to Consolidated Financial Statements	F-7

Schedules

I	Summary of Investments Other Than Investments in Related Parties at December 31, 2006	S-1

II	Condensed Financial Information of Registrant:

	Balance Sheets as of December 31, 2006 and 2005	S-2

	Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004	S-3

	Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	S-4

III	Supplementary Insurance Information for the Years Ended December 31, 2006, 2005 and 2004	S-5

IV	Reinsurance for the Years Ended December 31, 2006, 2005 and 2004	S-6
Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder

of Everest Reinsurance Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Everest Reinsurance Holdings, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

New York, New York

March 20, 2007

EVEREST REINSURANCE HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS
	December 31,
(Dollars in thousands, except par value per share)	2006	2005
ASSETS:
Fixed maturities - available for sale, at market value
(amortized cost: 2006, $5,959,228; 2005, $5,850,541)	$6,137,410	$6,036,693
Equity securities, at market value (cost: 2006, $874,289; 2005, $859,425)	1,189,341	1,023,784
Short-term investments	657,674	513,913
Other invested assets (cost: 2006, $329,914; 2005, $215,364)	330,875	216,791
Cash	136,535	66,194

Total investments and cash	8,451,835	7,857,375
Accrued investment income	85,447	82,561
Premiums receivable	939,625	1,053,994
Reinsurance receivables - unaffiliated	751,121	988,725
Reinsurance receivables - affiliated	1,511,856	1,537,355
Funds held by reinsureds	133,965	130,041
Deferred acquisition costs	240,346	202,226
Prepaid reinsurance premiums	391,336	398,583
Deferred tax asset	248,214	261,216
Current federal income tax receivable	-	73,256
Other assets	134,550	115,193

TOTAL ASSETS	$12,888,295	$12,700,525

LIABILITIES:
Reserve for losses and loss adjustment expenses	$7,397,270	$7,729,171
Unearned premium reserve	1,423,677	1,387,876
Funds held under reinsurance treaties	112,658	263,165
Losses in the course of payment	62,943	(5,471)
Commission reserves	22,483	20,158
Other net payable to reinsurers	385,926	315,676
Current federal income taxes payable	32,010	-
8.75% Senior notes due 3/15/2010	199,560	199,446
5.4% Senior notes due 10/15/2014	249,652	249,617
Junior subordinated debt securities payable	546,393	546,393
Accrued interest on debt and borrowings	10,041	10,041
Other liabilities	227,298	193,751

Total liabilities	10,669,911	10,909,823

Commitments and Contingencies (Note 14)
STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2006 and 2005)	-	-
Additional paid-in capital	300,764	292,281
Accumulated other comprehensive income, net of deferred income
taxes of $179.1 million at 2006 and $132.6 million at 2005	332,578	246,285
Retained earnings	1,585,042	1,252,136

Total stockholder's equity	2,218,384	1,790,702

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$12,888,295	$12,700,525

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004
REVENUES:
Premiums earned	$2,247,200	$2,426,076	$2,829,151
Net investment income	372,352	325,217	329,184
Net realized capital gains	34,957	64,568	56,710
Other (expense) income	(40,542)	10,344	(67,881)

Total revenues	2,613,967	2,826,205	3,147,164

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,557,079	2,202,820	2,172,371
Commission, brokerage, taxes and fees	438,505	513,394	577,499
Other underwriting expenses	98,729	101,324	89,074
Interest expense on senior notes	31,149	35,514	41,954
Interest expense on junior subordinated debt	37,449	37,449	32,392
Amortization of bond issue costs	938	1,019	1,071
Interest and fee expense on credit facility	160	215	1,193

Total claims and expenses	2,164,009	2,891,735	2,915,554

INCOME (LOSS) BEFORE TAXES	449,958	(65,530)	231,610
Income tax expense (benefit)	117,052	(70,236)	56,137

NET INCOME	$332,906	$4,706	$175,473

Other comprehensive income (loss), net of tax	101,313	(1,375)	39,355

COMPREHENSIVE INCOME	$434,219	$3,331	$214,828

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
	Years Ended December 31,
(Dollars in thousands, except stock amounts)	2006	2005	2004
COMMON STOCK (stock outstanding):
Balance, beginning of period	1,000	1,000	1,000
Issued during the period	-	-	-

Balance, end of period	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$292,281	$271,652	$263,290
Sale of treasury shares, net of tax	-	15,312	-
Share-based compensation plans	8,483	5,118	8,181
Other	-	199	181

Balance, end of period	300,764	292,281	271,652

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	246,285	247,660	208,305
Net increase (decrease) during the period	101,313	(1,375)	39,355
Adjustment to initially apply FASB Statement No. 158, net of tax	(15,020)	-	-

Balance, end of period	332,578	246,285	247,660

RETAINED EARNINGS:
Balance, beginning of period	1,252,136	1,247,430	1,098,219
Net income	332,906	4,706	175,473
Dividends paid	-	-	(26,262)

Balance, end of period	1,585,042	1,252,136	1,247,430

TREASURY SHARES AT COST:
Balance, beginning of period	-	(22,950)	(22,950)
Sale of treasury shares	-	22,950	-

Balance, end of period	-	-	(22,950)

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$2,218,384	$1,790,702	$1,743,792

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$332,906	$4,706	$175,473
Adjustments to reconcile net income to net cash provided by
operating activities:
Decrease (increase) in premiums receivable	117,936	10,898	(160,533)
Increase in funds held by reinsured, net	(155,669)	(92,470)	(92,946)
Decrease (increase) in reinsurance receivables	274,443	20,170	(152,062)
Increase in deferred tax asset	(33,460)	(79,838)	(46,184)
(Decrease) increase in reserve for losses and loss adjustment expenses	(353,176)	888,552	1,065,839
Increase (decrease) in unearned premiums	32,986	(706)	120,206
Increase (decrease) in other assets and liabilities	165,796	(188,364)	67,724
Amortization of bond premium	9,873	3,304	604
Amortization of underwriting discount on senior notes	149	162	204
Realized capital gains	(34,957)	(64,568)	(56,710)

Net cash provided by operating activities	356,827	501,846	921,615

CASH FLOWS FROM INVESTING ACTIVITIES :
Proceeds from fixed maturities matured/called - available for sale	461,341	337,516	376,294
Proceeds from fixed maturities sold - available for sale	45,051	879,097	787,001
Proceeds from equity securities sold	206,522	205,895	17,995
Proceeds from other invested assets sold	54,195	43,739	554
Cost of fixed maturities acquired - available for sale	(599,175)	(1,134,116)	(1,800,271)
Cost of equity securities acquired	(176,678)	(480,242)	(437,132)
Cost of other invested assets acquired	(148,342)	(144,409)	(28,888)
Net (purchases) sales of short-term securities	(143,637)	5,708	(403,409)
Net (increase) decrease in unsettled securities transactions	(10,706)	426	(19,812)
Proceeds from sale of subsidiary, net of cash disposed	-	-	(2,741)

Net cash used in investing activities	(311,429)	(286,386)	(1,510,409)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	8,483	5,118	8,181
Dividends from treasury shares	-	199	181
Sale of treasury shares, net of tax	-	38,261	-
(Repayment) proceeds from issuance of senior notes	-	(250,000)	246,651
Net proceeds from issuance of junior subordinated notes	-	-	319,997
Repayments on revolving credit agreement	-	-	(70,000)

Net cash provided by (used in) financing activities	8,483	(206,422)	505,010

EFFECT OF EXCHANGE RATE CHANGES ON CASH	16,460	3,269	(4,423)

Net increase (decrease) in cash	70,341	12,307	(88,207)
Cash, beginning of period	66,194	53,887	142,094

Cash, end of period	$136,535	$66,194	$53,887

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid, net	$35,460	$107,040	$99,311
Interest paid	$68,608	$79,401	$72,605
Non-cash financing transaction:
Non-cash dividend to parent	$-	$-	$26,262
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Business and Basis of Presentation
Everest Reinsurance Holdings, Inc. (“Holdings”), a Delaware company and direct subsidiary of Everest Re Group, Ltd. (“Group”), through its subsidiaries, principally provides property and casualty reinsurance and insurance in the United States of America and internationally. As used in this document, the “Company” means Holdings and its subsidiaries.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The statements include all of the following domestic and foreign direct and indirect subsidiaries of the Company: Everest Reinsurance Company (“Everest Re”), Everest National Insurance Company (“Everest National”), Everest Indemnity Insurance Company (“Everest Indemnity”), Everest Security Insurance Company (“Everest Security”), Everest Insurance Company of Canada (“Everest Canada”), Mt. McKinley Managers, L.L.C., Workcare Southeast, Inc., Workcare Southeast of Georgia, Inc. and Mt. McKinley Insurance Company (“Mt. McKinley”). All amounts are reported in U.S. dollars.

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

B. Investments
Fixed maturity investments are all classified as available for sale. Unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, are reflected in stockholder’s equity, net of income taxes in “accumulated other comprehensive income”. Equity securities are carried at market value with unrealized appreciation or depreciation, as a result of temporary changes in market value during the period, reflected in stockholder’s equity, net of income taxes in “accumulated other comprehensive income”. Unrealized losses on fixed maturities and equity securities, which are deemed other than temporary, are charged to net income as realized capital losses. Short-term investments are stated at cost, which approximates market value. Realized gains or losses on sale of investments are determined on the basis of identified cost. For non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality and cash flow characteristics of each security. For publicly traded securities, market value is based on quoted market prices. Retrospective adjustments are employed to recalculate the values of loan-backed and asset-backed securities. Each acquisition lot is reviewed to recalculate the effective yield. The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition. Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities. Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used to affect the calculation of projected and prepayments for pass-through security types. Other invested assets include limited partnerships and rabbi trusts. Limited partnerships are valued pursuant to the equity method of accounting, which management believes approximates market value.

C. Uncollectible Receivable Balances
The Company provides reserves for uncollectible premium receivables and reinsurance recoverable balances based on management’s assessment of the collectibility of the outstanding balances. Such reserves were $99.6 million at December 31, 2006, of which $62.0 million is due to the credit program, and $38.3 million at December 31, 2005.

D. Deferred Acquisition Costs
Acquisition costs, consisting principally of commissions and brokerage expenses and certain premium taxes and fees that vary with and are directly associated with the Company’s reinsurance and insurance business incurred at the time a contract or policy is issued, are deferred and amortized over the period in which the related premiums are earned, generally one year. Deferred acquisition costs are limited to their estimated realizable value by line of business based on the related unearned premiums, anticipated claims and claim expenses and anticipated investment income. Deferred acquisition costs amortized to income were $438.5 million, $513.4 million and $577.5 million in 2006, 2005 and 2004, respectively.

E. Reserve for Losses and Loss Adjustment Expenses
The reserve for losses and loss adjustment expenses (“LAE”) is based on individual case estimates and reports received from ceding companies. A provision is included for losses and LAE incurred but not reported (“IBNR”) based on past experience. A provision is also included for certain potential liabilities relating to asbestos and environmental (“A&E”) exposures, which liabilities cannot be estimated with traditional reserving techniques. See also Note 3. The reserves are reviewed periodically and any changes in estimates are reflected in earnings in the period the adjustment is made. Management believes that adequate provision has been made for the Company’s losses and LAE. Loss and LAE reserves are presented gross of reinsurance receivables and incurred losses and LAE are presented net of ceded reinsurance.

Accruals for commissions are established for reinsurance contracts that provide for the stated commission percentage to increase or decrease based on the loss experience of the contract. Changes in estimates for such arrangements are recorded as commission expense. Accruals are determined through the review of the contracts that have these adjustable features and are estimated based on expected loss and LAE.

F. Premium Revenues
Written premiums are earned ratably over the periods of the related insurance and reinsurance contracts or policies. Unearned premium reserves are established to cover the remainder of the unexpired contract period. Such reserves are established based upon reports received from ceding companies or estimated using pro rata methods based on statistical data. Reinstatement premiums represent additional premium received on catastrophe reinsurance coverages when limits have been exhausted under the original reinsurance contract and additional coverage is granted. Written and earned premiums and the related costs, which have not yet been reported to the Company are estimated and accrued. Premiums are net of ceded reinsurance.

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

L. Application of New Accounting Standards
In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FAS 115-1”), which is effective for reporting periods beginning after December 15, 2005. FAS 115-1 addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairments and requires certain disclosures about unrealized losses not recognized as other-than-temporary impairments. The Company adopted FAS 115-1 prospectively effective January 1, 2006. The Company believes that all unrealized losses in its investment portfolio are temporary in nature.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). FIN 48 prescribes the recognition and measurement criteria for the financial statements for tax positions taken or expected to be taken in a tax return. Further, FIN 48 expands the required disclosures associated with uncertain tax positions. The Company will adopt FIN 48 on January 1, 2007. The Company does not believe the impact of implementing FIN 48 will be material on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“FAS 157”), which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FAS 157 defines fair value, establishes a framework for measuring fair value consistently in GAAP and expands disclosures about fair value measurements. The Company will adopt FAS 157 on January 1, 2008. The Company does not believe the impact of implementing FAS 157 will be material on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”), which is effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. FAS 158 requires an employer to (a) recognize in its financial statements an asset for a plan’s over funded status or a liability for a plan’s under funded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as other comprehensive income. The Company adopted FAS 158 for the reporting period ended December 31, 2006. The impact on the Company’s consolidated balance sheets at December 31, 2006 was a $23.1 million pre-tax, or $15.0 million after-tax reduction to accumulated other comprehensive income.

M. Investments – Interest Only Strips
During 2005 and 2004, the Company invested in interest only strips of mortgage-backed securities (“interest only strips”). These securities give the holder the right to receive interest payments at a stated coupon rate on an underlying pool of mortgages. The interest payments on the outstanding mortgages are guaranteed by entities generally rated AAA. The ultimate cash flow from these investments is primarily dependent upon the average life of the mortgage pool. Generally, as mortgage rates decline, mortgagors are more likely to prepay their mortgage loans which decreases the average life of a mortgage pool and decreases expected cash flows. Conversely, as mortgage rates rise, repayments are more likely to slow and ultimate cash flows will tend to rise. Accordingly, the market value of these investments tends to increase as general interest rates rise and decline as general interest rates fall. These movements are generally counter to the impact of interest rate movements on the Company’s other fixed income investments. The Company held no interest only strips investments at December 31, 2006 and 2005.

The Company accounted for its investment in interest only strips in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities, including agency interest only strips, whether purchased or retained in securitization, as well as the rules for determining when these securities must be written down to fair value because of impairment. EITF 99-20 requires decreases in the valuation of residual interests in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings, rather than an unrealized loss in stockholders’ equity, when any portion of the decline in fair value is attributable to, as defined by EITF 99-20, an impairment loss. The Company recorded a pre-tax and after-tax realized capital loss due to impairments of $4.1 million and $2.7 million, respectively, for the year ended December 31, 2005 and $43.9 million and $28.5 million, respectively, for the year ended December 31, 2004. As a result of liquidating the interest only strips portfolios, the Company recognized pre-tax and after-tax realized capital gains of $25.3 million and $16.4 million, respectively, for the year ended December 31, 2005 and pre-tax and after-tax realized capital gains of $77.6 million and $50.4 million, respectively, for the year ended December 31, 2004.

2.  INVESTMENTS

The amortized cost, market value, and gross unrealized appreciation and depreciation of fixed maturity investments and equity securities are presented in the tables below:

(Dollars in thousands)	Amortized Cost	Unrealized Appreciation	Unrealized Depreciation	Market Value
As of December 31, 2006
Fixed maturities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$85,563	$467	$(972)	$85,058
Obligations of U.S. states and political subdivisions	3,633,188	164,402	(5,219)	3,792,371
Corporate securities	961,679	17,061	(9,733)	969,007
Mortgage-backed securities	475,140	1,605	(10,246)	466,499
Foreign government securities	354,153	17,441	(1,447)	370,147
Foreign corporate securities	449,505	10,098	(5,275)	454,328

Total fixed maturities	$5,959,228	$211,074	$(32,892)	$6,137,410

Equity securities	$874,289	$315,052	$-	$1,189,341

As of December 31, 2005
Fixed maturities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$71,913	$34	$(1,115)	$70,832
Obligations of U.S. states and political subdivisions	3,614,957	153,376	(8,053)	3,760,280
Corporate securities	894,278	23,557	(12,468)	905,367
Mortgage-backed securities	477,480	2,540	(10,332)	469,688
Foreign government securities	357,513	22,103	(958)	378,658
Foreign corporate securities	434,400	21,638	(4,170)	451,868

Total fixed maturities	$5,850,541	$223,248	$(37,096)	$6,036,693

Equity securities	$859,425	$165,344	$(985)	$1,023,784

The amortized cost and market value of fixed maturities are shown in the following table by contractual maturity. Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. As the stated maturity of such securities may not be indicative of actual maturities, the total for mortgage-backed securities is shown separately.

	December 31, 2006
(Dollars in thousands)	Amortized Cost	Market Value
Fixed maturities – available for sale
Due in one year or less	$305,369	$304,456
Due after one year through five years	1,216,669	1,223,108
Due after five years through ten years	943,407	943,941
Due after ten years	3,018,643	3,199,406
Mortgage–backed securities	475,140	466,499

Total	$5,959,228	$6,137,410

The changes in net unrealized gains (losses) of investments of the Company are derived from the following sources:

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturities	$(7,970)	$(85,858)	$(21,620)
Equity securities	150,693	85,206	71,179
Other invested assets	(466)	289	520

Increase (decrease) in unrealized appreciation, pre-tax	142,257	(363)	50,079
Deferred taxes	(49,790)	127	(17,527)

Increase (decrease) in unrealized appreciation, net of deferred
taxes, included in stockholder's equity	$92,467	$(236)	$32,552

The Company frequently reviews its investment portfolio for declines in market value and focuses its attention on securities whose fair value has fallen below 80% of their amortized value at the time of review. The Company then assesses whether the decline in value is temporary or “other than temporary”. In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information and the Company’s ability and intent to hold to maturity. Generally, a change in the market or interest rate environment does not constitute impairment but rather a temporary decline in market value. Temporary declines in market value are recorded as an unrealized loss in accumulated other comprehensive income. If the Company determines that the decline is “other than temporary”, the carrying value of the investment is written down to fair value and a realized loss is recorded in the Company’s consolidated statements of operations and comprehensive income. The Company’s assessments are based on the issuer’s current and expected future financial position, timeliness with respect to interest and/or principal payments, speed of repayments on asset-backed securities, as well as relevant information provided by rating agencies, investment advisors and analysts.

The tables below display the aggregate fair value and gross unrealized depreciation, by investment category and maturity category by length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2006:

	Duration of unrealized loss as of December 31, 2006
	Less than 12 months		Greater than 12 months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities
U.S. government
agencies and authorities	$9,533	$(26)	$57,477	$(946)	$67,010	$(972)
States, municipalities
and political subdivisions	94,242	(363)	500,006	(4,856)	594,248	(5,219)
Foreign governments	115,190	(899)	51,261	(548)	166,451	(1,447)
All other corporate	325,825	(2,314)	931,976	(22,940)	1,257,801	(25,254)

Total fixed maturities	544,790	(3,602)	1,540,720	(29,290)	2,085,510	(32,892)

Equity Securities	-	-	-	-	-	-

Total	$544,790	$(3,602)	$1,540,720	$(29,290)	$2,085,510	$(32,892)

	Duration of unrealized loss as of December 31, 2006
	Less than 12 months		Greater than 12 months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities
Due in 1 year or less	$18,648	$(48)	$214,774	$(1,521)	$233,422	$(1,569)
Due after one year through five years	291,163	(967)	487,638	(8,727)	778,801	(9,694)
Due after five years through ten years	101,991	(1,250)	404,681	(7,800)	506,672	(9,050)
Due after ten years	73,919	(1,215)	64,619	(1,118)	138,538	(2,333)
Mortgage-backed securities	59,069	(122)	369,008	(10,124)	428,077	(10,246)

Total	$544,790	$(3,602)	$1,540,720	$(29,290)	$2,085,510	$(32,892)

The aggregate fair value and gross unrealized losses related to investments in an unrealized loss position as of December 31, 2006 is $2,085.5 million and $32.9 million, respectively. There are no material concentrations of unrealized losses by issuer, security type or industry within the fixed maturity portfolio. The $3.6 million of unrealized losses relating to fixed income securities that have been in an unrealized loss position for less than one year are generally comprised of highly rated government, municipal and corporate bonds and are primarily the result of interest rates being higher than when the securities were purchased. All of these unrealized losses are related to securities that are rated investment grade or better by a nationally recognized statistical rating organization.

The $29.3 million of unrealized losses relating to securities that have been in an unrealized loss position for more then one year are also primarily comprised of highly rated government, municipal and corporate bonds and are the result of interest rates being higher than when the securities were purchased. Of these unrealized losses, $26.9 million are related to securities that are rated investment grade or better by a nationally recognized statistical rating organization.

The Company, given the size of its investment portfolio and capital position, has the ability and intent to hold these securities until recovery of market value. In addition, all securities currently in an unrealized loss position are current with respect to principal and interest payments.

The table below displays the aggregate fair value and gross unrealized depreciation, by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2005:

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

The aggregate fair value and gross unrealized losses related to investments in an unrealized loss position as of December 31, 2005 were $2,033.6 million and $38.1 million, respectively. The $17.6 million of unrealized losses relating to fixed income securities that have been in an unrealized loss position for less than one year are generally comprised of highly rated government, municipal and corporate bonds and are primarily the result of interest rates being higher than when the securities were purchased. Of these unrealized losses, $15.1 million are related to securities that are rated investment grade or better by a nationally recognized statistical rating organization.

The $19.5 million of unrealized losses relating to securities that have been in an unrealized loss position for more then one year are also primarily comprised of highly rated government, municipal and corporate bonds and are the result of interest rates being higher than when the securities were purchased. Of these unrealized losses, $16.9 million are related to securities that are rated investment grade or better by a nationally recognized statistical rating organization.

The components of net investment income are represented in the table below:

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004
Fixed maturities	$299,570	$308,254	$306,892
Equity securities	19,713	16,356	8,453
Short-term investments	26,828	12,325	5,314
Other investment income	41,934	9,019	37,076

Total gross investment income	388,045	345,954	357,735
Interest credited and other expense	(15,693)	(20,737)	(28,551)

Total net investment income	$372,352	$325,217	$329,184

Other net investment income for 2006, 2005 and 2004 primarily includes income earned on limited partnership investments of $38.5 million, $7.5 million and $36.3 million, respectively.

The Company has contractual commitments to invest up to an additional $189.1 million in its limited partnership investments at December 31, 2006. These commitments will be funded as required by the partnership agreements, which have investment periods that expire no later than 2012.

The components of net realized capital gains are represented in the table below:

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004
Fixed maturities	$8,385	$51,207	$57,104
Equity securities	26,574	13,361	(395)
Short-term investments	(2)	-	1

Total	$34,957	$64,568	$56,710

Proceeds from sales of fixed maturity investments during 2006, 2005 and 2004 were $45.1 million, $879.1 million and $787.0 million, respectively. Gross gains of $8.4 million, $59.8 million and $107.0 million and gross losses of $0.0 million, $4.4 million and $5.4 million were realized on those fixed maturity sales during 2006, 2005 and 2004, respectively. Proceeds from sales of equity security investments during 2006, 2005 and 2004 were $206.5 million, $205.9 million and $18.0 million, respectively. Gross gains of $31.2 million, $16.1 million and $0.5 million and gross losses of $4.6 million, $2.7 million and $0.9 million were realized on those equity sales during 2006, 2005 and 2004, respectively.

Net realized capital gains included $0.0 million, $4.1 million and $43.9 million of realized capital losses for 2006, 2005 and 2004, respectively, related to the impairment of interest only strips in accordance with EITF 99-20. In addition, realized capital losses for 2006, 2005 and 2004 included $0.0 million, $0.0 million and $0.5 million, respectively, related to write-downs in the value of securities deemed to be impaired on an other than temporary basis.

Securities with a carrying value amount of $1,352.8 million at December 31, 2006 were on deposit with various state or governmental insurance departments in compliance with insurance laws.

3.   RESERVES FOR LOSSES AND LAE

Activity in the reserve for losses and LAE is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004
Gross reserves at January 1	$7,729,171	$6,846,904	$6,227,078
Less reinsurance recoverables	2,369,925	2,286,202	2,311,102

Net reserves at January 1	5,359,246	4,560,702	3,915,976

Incurred related to:
Current year	1,489,659	2,270,088	1,998,211
Prior years	67,420	(67,268)	174,160

Total incurred losses and LAE	1,557,079	2,202,820	2,172,371

Paid related to:
Current year	413,452	432,523	447,825
Prior years	1,299,021	968,980	635,391

Total paid losses and LAE	1,712,473	1,401,503	1,083,216

Sale of UK branch	-	-	503,571
Foreign exchange/translation adjustment	14,416	(2,773)	59,142

Net reserves at December 31	5,218,268	5,359,246	4,560,702
Plus reinsurance recoverables	2,179,002	2,369,925	2,286,202

Gross reserves at December 31	$7,397,270	$7,729,171	$6,846,904

Gross loss and LAE reserves were $7,397.3 million at December 31, 2006, $7,729.2 million at December 31, 2005, and $6,846.9 million at December 31, 2004. The decrease in 2006 was primarily attributable to lower current year catastrophe losses and a decrease in earned premiums. The increase in 2005 was primarily attributable to increased elevated catastrophe loss reserves, partially offset by an increase in claim settlements, a decrease in premiums earned and favorable net prior period reserve adjustments.

Reinsurance receivables for both paid and unpaid losses totaled $2,263.0 million at December 31, 2006 and $2,526.1 million at December 31, 2005. At December 31, 2006, $1,429.3 million, or 63.2%, was receivable from Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”) and are collateralized by a combination of letters of credit and trust agreements. In addition, $169.4 million, or 7.5%, was receivable from Transatlantic Reinsurance Company (“Transatlantic”). No other retrocessionaire accounted for more than 5% of the Company’s receivables.

The Company continues to receive claims under expired insurance and reinsurance contracts, asserting alleged injuries and/or damages that occurred while the contracts were in force relating to or resulting from environmental pollution and hazardous substances, including asbestos (i.e. asbestos and environmental (“A&E”)). The Company’s asbestos claims typically involve potential liability for bodily injury from exposure to asbestos or for property damage resulting from asbestos or products containing asbestos. The Company’s environmental claims typically involve potential liability for (a) the mitigation or remediation of environmental contamination or (b) bodily injury or property damages caused by the release of hazardous substances into the land, air or water.

As of December 31, 2006, approximately 9% of the Company’s gross reserves are an estimate of the Company’s ultimate liability for A&E claims. The Company’s A&E liabilities stem from Mt. McKinley’s direct insurance business and Everest Re’s assumed reinsurance business. This estimate is made based on assessments of the underlying exposures as the result of (1) long and variable reporting delays, both from insureds to insurance companies and from ceding companies to reinsurers; (2) historical data, which is more limited and variable on A&E losses than historical information on other types of casualty claims; and (3) unique aspects of A&E exposures for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims. Among the uncertainties are: (a) potential passing of many years between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of asbestos or environmental contamination; (c) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (d) changes in underlying laws and judicial interpretation of those laws; (e) the potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (f) questions concerning interpretation and application of insurance and reinsurance coverage; and (g) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

With respect to asbestos claims in particular, several additional factors have emerged in recent years that further compound the difficulty in estimating the Company’s liability. These developments include: (a) the significant growth over a short period of time in the number of claims filed, in part reflecting a much more aggressive plaintiff bar and including claims against defendants who may only have a “peripheral” connection to asbestos; (b) a disproportionate percentage of claims filed by individuals with no physical injury, which should have little to no financial value but which have increasingly been considered in jury verdicts and settlements; (c) the growth in the number and significance of bankruptcy filings by companies as a result of asbestos claims (including, more recently, bankruptcy filings in which companies attempt to resolve their asbestos liabilities in a manner that is prejudicial to insurers and forecloses insurers from participating in the negotiation of asbestos related bankruptcy reorganization plans); (d) the concentration of claims in a small number of states that favor plaintiffs; (e) the growth in the number of claims that might impact the general liability portion of insurance policies rather than the product liability portion; (f) measures adopted by specific courts to ameliorate the worst procedural abuses; (g) an increase in settlement values being paid to asbestos claimants, especially those with cancer or functional impairment; (h) legislation in some states to address asbestos litigation issues; and (i) the potential that other states or the U.S. Congress may adopt legislation on asbestos litigation. Anecdotal evidence suggests that new claims filing rates have decreased, that new filings of asbestos-driven bankruptcies have decreased and legislative reforms are beginning to diminish the potential ultimate liability for asbestos losses.

Management believes that these uncertainties and factors continue to render reserves for A&E and particularly asbestos losses significantly less subject to traditional actuarial analysis than reserves for other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established particularly for asbestos. Further, A&E reserves may be subject to more variability than non-A&E reserves and such variation could have a material adverse effect on the Company’s financial condition, results of operation and/or cash flow. The Company establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for the Company or its ceding companies.

The following table summarizes incurred losses and reserve balances with respect to A&E on both a gross and net of retrocessional basis for the years indicated:

(Dollars in thousands)	2006	2005	2004
Gross basis
Beginning of period reserves	$649,460	$728,325	$765,257
Incurred losses	113,400	77,050	171,729
Paid losses	(112,726)	(155,915)	(208,661)

End of period reserves	$650,134	$649,460	$728,325

Net basis
Beginning of period reserves	$311,552	$303,335	$262,990
Incurred losses	27,388	11,451	10,310
Paid losses	(25,632)	(3,234)	30,035

End of period reserves	$313,308	$311,552	$303,335

At December 31, 2006, the gross reserves for A&E losses were comprised of $135.6 million representing case reserves reported by ceding companies, $152.1 million representing additional case reserves established by the Company on assumed reinsurance claims, $213.7 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley and $148.7 million representing IBNR reserves. Roughly 89%, or $581.0 million, of gross A&E reserves relate to asbestos of which $320.5 million was for assumed business and $260.5 million was for direct excess business.

In connection with the acquisition of Mt. McKinley, which has significant exposure to A&E claims, LM Property and Casualty Insurance Company (“LM”) provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley’s reserves as of September 19, 2000 and The Prudential guaranteed LM’s obligation to Mt. McKinley. Cessions under this reinsurance agreement exhausted the limit available under the contract at December 31, 2003.

4.   CREDIT LINES

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus of no less than $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005. As of December 31, 2006, Holdings was in compliance with these covenants.

During the years ended December 31, 2006 and 2005, there were no payments made and no incremental borrowings made under the Holdings Credit Facility. During the year ended December 31, 2004 there were payments made of $70.0 million and no incremental borrowings under the Holdings Credit Facility. As of December 31, 2006 and 2005, there were no outstanding borrowings under the Holdings Credit Facility.

Interest expense and fees incurred in connection with the Holdings Credit Facility were $0.2 million, $0.2 million and $1.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

5.   SENIOR NOTES

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.50% senior notes due and retired on March 15, 2005.

Interest expense incurred in connection with these senior notes was $31.1 million, $35.5 million and $42.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Market value, which is based on quoted market price at December 31, 2006 and 2005 was $248.1 million and $250.9 million, respectively, for the 5.40% senior notes and $219.8 million and $226.2 million, respectively, for the 8.75% senior notes.

6.   JUNIOR SUBORDINATED DEBT SECURITIES PAYABLE

On March 29, 2004, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Everest Re Capital Trust II (“Capital Trust II”). Holdings can redeem the junior subordinated debt securities before their maturity at 100% of their principal amount plus accrued interest as of the date of redemption, in whole or in part, on one or more occasions at any time on or after March 30, 2009; or at any time, in whole, but not in part, within 90 days of the occurrence and continuation of a determination that the Trust may become subject to tax or the Investment Company Act.

On November 14, 2002, Holdings issued $216.5 million of 7.85% junior subordinated debt securities due November 15, 2032 to Everest Re Capital Trust (“Capital Trust”). Holdings can redeem the junior subordinated debt securities before their maturity at 100% of their principal amount plus accrued interest as of the date of redemption, in whole or in part, on one or more occasions at any time on or after November 14, 2007; or at any time, in whole, but not in part, within 90 days of the occurrence and continuation of a determination that the Trust may become subject to tax or the Investment Company Act.

Fair value, which is primarily based on quoted market price of the related trust preferred securities at December 31, 2006 and 2005, was $316.3 million and $293.5 million, respectively, for the 6.20% junior subordinated debt securities and $221.2 million and $220.5 million, respectively, for the 7.85% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $37.4 million, $37.4 million and $32.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Capital Trust and Capital Trust II are wholly-owned finance subsidiaries of Holdings.

Holdings considers that the mechanisms and obligations relating to the trust preferred securities, taken together, constitute a full and unconditional guarantee by Holdings of Capital Trust and Capital Trust II’s payment obligations with respect to their respective trust preferred securities.

Capital Trust and Capital Trust II must redeem all of the outstanding trust preferred securities when the junior subordinated debt securities are paid at maturity on November 15, 2032 and March 29, 2034, respectively. The Company may elect to redeem the junior subordinated debt securities, in whole or in part, at any time on or after November 14, 2007 and March 30, 2009, respectively. If such an early redemption occurs, the outstanding trust preferred securities would also be proportionately redeemed.

There are certain regulatory and contractual restrictions on the ability of the Company’s operating subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The insurance laws of the State of Delaware, where the Company’s direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to the Company that exceed certain statutory thresholds. In addition, the terms of the Holdings Credit Facility require Everest Re, the Company’s principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year. At December 31, 2006, $2,451.4 million of the $3,102.6 million in net assets of the Company’s consolidated subsidiaries were subject to the foregoing regulatory restrictions.

7.   TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement as security for assumed losses payable to a non-affiliated ceding company, which effectively uses Everest Re’s investments as collateral. At December 31, 2006, the total amount on deposit in the trust account was $23.6 million.

8.   OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2006 for all of the Company’s operating leases with remaining non-cancelable terms in excess of one year are as follows:

(Dollars in thousands)
2007	$7,105
2008	7,236
2009	7,101
2010	6,996
2011	1,221
Thereafter	1,338

Net commitments	$30,997

All of these leases, the expiration terms of which range from 2008 to 2014, are for the rental of office space. Rental expense was $7.6 million, $6.4 million and $6.7 million for 2006, 2005 and 2004, respectively.

9.   INCOME TAXES

All the income of Holdings’ U.S. subsidiaries is subject to the applicable federal, foreign, state and local taxes on corporations. Additionally, the income of foreign branches of the Company’s insurance operating companies is subject to various income taxes. The provision for income taxes in the consolidated statements of operations and comprehensive income has been determined in accordance with the individual income of each entity and the respective applicable tax laws. The provision reflects the permanent differences between financial and taxable income relevant to each entity. The significant components of the provision are as follows:

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004
Current tax:
U.S.	$133,103	$(3,494)	$51,063
Foreign	15,348	4,837	51,259

Total current tax	148,451	1,343	102,322
Total deferred U.S. tax benefit	(31,399)	(71,579)	(46,185)

Total income tax expense (benefit)	$117,052	$(70,236)	$56,137

A reconciliation of the U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2006	2005	2004
Federal income tax rate	35.0%	-35.0%	35.0%
Increase (reduction) in taxes resulting from:
Tax exempt income	-13.6%	-88.4%	-22.3%
Dividend received deduction	-0.7%	-5.3%	-0.9%
Proration	2.1%	14.0%	3.5%
UK Branch Sale	0.0%	0.0%	6.7%
Other, net	3.2%	7.5%	2.2%

Effective tax rate	26.0%	-107.2%	24.2%

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S. tax laws and regulations. The principal items making up the net deferred income tax asset are as follows:

	Years Ended December 31,
(Dollars in thousands)	2006	2005
Deferred tax assets:
Reserve for losses and LAE	$255,327	$268,029
Unearned premium reserve	72,342	69,510
Impairments	-	1,688
Deferred compensation	14,288	8,778
Deferred reinsurance	35,895	24,689
AMT Credits	35,414	35,737
Foreign tax credit carryforwards	64,576	43,193
Uncollectible reinsurance	35,306	5,693
Minimum pension	9,635	1,547
Other assets	13,256	12,795

Total deferred tax assets	536,039	471,659

Deferred tax liabilities:
Deferred acquisition costs	84,123	70,766
Investments & market discounts	5,122	5,522
Net unrealized appreciation of investments	173,593	123,178
Foreign currency translation	15,123	11,981
Other liabilities	9,864	(1,004)

Total deferred tax liabilities	287,825	210,443

Net deferred tax assets	$248,214	$261,216

For U.S. income tax purposes the Company has foreign tax credit carryforwards of $64.6 million that begin to expire in 2011. In addition, for U.S. income tax purposes the Company has $35.4 million of Alternative Minimum Tax credits that do not expire. Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets and accordingly, no valuation allowance has been recorded for the periods presented.

Tax benefits of $5.1 million and $5.1 million related to compensation expense deductions for stock options exercised in 2006 and 2005, respectively, are reflected in the change in stockholder’s equity in “additional paid-in capital”.

10. REINSURANCE

The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences. These agreements provide for recovery from reinsurers of a portion of losses and LAE under certain circumstances without relieving the ceding company of its obligations to the policyholders. Losses and LAE incurred and premiums earned are reported after deduction for reinsurance. In the event that one or more of the reinsurers were unable to meet their obligations under these reinsurance agreements, the Company would not realize the full value of the reinsurance recoverable balances. The Company may hold partial collateral, including letters of credit, trust accounts and funds held, under these agreements. See also Note 1C.

For years ended December 31, 1999, 2000 and 2001, the Company purchased accident year aggregate excess of loss retrocession coverage that provided up to $175.0 million of coverage for each year. These excess of loss policies provided coverage if Everest Re’s consolidated statutory basis accident year loss ratio exceeded a specified loss ratio attachment point for each year of coverage. The attachment point was net of inuring reinsurance and included adjustable premium provisions that effectively caused the Company to offset, on a pre-tax income basis up to approximately 57% of such ceded losses. The maximum recovery for each year was $175.0 million before giving effect to the adjustable premium. During 2003, the Company ceded $85.0 million of losses to the 2000 cover, effectively exhausting the maximum limit under the contract. The 2001 and 1999 accident year aggregate excess of loss retrocession coverages were fully exhausted prior to January 1, 2003. The Company did not purchase similar corporate level coverage subsequent to December 31, 2001.

In addition, the Company had coverage under an aggregate excess of loss reinsurance agreement provided by LM in connection with the Company’s acquisition of Mt. McKinley in September 2000. This agreement covers 80% or $160.0 million of the first $200.0 million of any adverse loss reserve development on the carried reserves of Mt. McKinley at the date of acquisition and reimburses the Company as such losses are paid by the Company. There were $160.0 million of recoverables under this reinsurance at December 31, 2003. The Prudential continues to guarantee LM’s obligation under this agreement.

Mt. McKinley is a reinsurer of Everest Re. Under a series of transactions dating to 1986, Mt. McKinley reinsured several components of Everest Re’s business. In particular, Mt. McKinley provided stop loss reinsurance protection, in connection with the Company’s October 5, 1995 initial public offering, for any adverse loss development on Everest Re’s June 30, 1995 (December 31, 1994 for catastrophe losses) reserves, with $375.0 million in limits, of which $0.0 million remains available. The Stop Loss Agreement and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the acquisition. However, these contracts became transactions with affiliates effective on the date of the Mt. McKinley acquisition, and their financial impact is thereafter eliminated in consolidation. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm’s length consideration, all of its net insurance exposures and reserves to Bermuda Re.

Premiums written and earned are comprised of the following:

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004
Written premiums:
Direct	$900,381	$955,611	$1,256,105
Assumed	2,285,594	2,384,242	2,564,591
Ceded	(895,714)	(944,203)	(887,978)

Net written premiums	$2,290,261	$2,395,650	$2,932,718

Premiums earned:
Direct	$961,133	$1,019,288	$1,142,632
Assumed	2,189,061	2,321,256	2,557,998
Ceded	(902,994)	(914,468)	(871,479)

Net premiums earned	$2,247,200	$2,426,076	$2,829,151

The amounts deducted from losses and LAE incurred for net reinsurance recoveries were $546.4 million, $852.4 million and $712.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006, the Company carried as an asset $2,263.0 million in reinsurance receivables with respect to losses ceded. Of this amount, $1,429.3 million, or 63.2%, was receivable from Bermuda Re and secured through the use of trust agreements and $169.4 million, or 7.5%, was receivable from Transatlantic. As of December 31, 2005, the Company had $2,526.1 million in reinsurance receivables. Of this amount, $1,463.1 million, or 57.9%, was receivable from Bermuda Re and secured through the use of trust agreements and $239.8 million, or 9.5% was receivable from subsidiaries of London Reinsurance Group (“London Life”), $171.5 million, or 6.8%, was receivable from Transatlantic and $160.0 million, or 6.3%, was receivable from LM. No other retrocessionaire accounted for more than 5% of the Company’s receivables.

The Company’s arrangements with London Life were managed on funds held basis which means that the Company had retained the premiums earned by the retrocessionaire to secure obligations of the retrocessionaire, recorded them as a liability, credited interest on the balances at a stated contractual rate and reduced the liability account as payments became due. As of December 31, 2005, such funds had reduced the Company’s net exposure to London Life to $115.4 million, effectively 100% of which had been secured by letters of credit.

The Company engages in reinsurance transactions with Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”), affiliates, primarily driven by capital management considerations under which business is ceded for arm’s length consideration. These transactions include:

•	Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred all of its net insurance exposures and reserves to Bermuda Re.

•	Effective October 1, 2001, Everest Re and Bermuda Re entered into a loss portfolio reinsurance agreement, whereby Everest Re transferred all of its Belgium branch net insurance exposures and reserves to Bermuda Re.

•	For premiums earned and losses incurred for the period January 1, 2002 through December 31, 2002, Everest Re, Everest National Insurance Company and Everest Security Insurance Company entered into an Excess of Loss Reinsurance Agreement with Bermuda Re, covering workers’ compensation losses occurring on and after January 1, 2002, as respects new, renewal and in force policies effective on that date through December 31, 2002. Bermuda Re is liable for any loss exceeding $100,000 per occurrence, with its liability not to exceed $150,000 per occurrence.

•	Effective January 1, 2002 for the 2002 underwriting year, Everest Re ceded 20% of its net retained liability to Bermuda Re through a quota share reinsurance agreement (“whole account quota share”).

•	Effective January 1, 2003, Everest Re and Bermuda Re amended the whole account quota share, through which Everest Re previously ceded 20% of its business to Bermuda Re so that effective January 1, 2003 Everest Re ceded 25% to Bermuda Re of the net retained liability on all new and renewal policies underwritten during the term of this agreement.

•	Effective January 1, 2003, Everest Re entered into a whole account quota share with Bermuda Re, whereby Everest Re’s Canadian branch cedes to Bermuda Re 50% of its net retained liability on all new and renewal property business.

•	Effective January 1, 2004, Everest Re and Bermuda Re amended the whole account quota share through which Everest Re previously ceded 25% of its business to Bermuda Re so that effective January 1, 2004 Everest Re cedes 22.5% to Bermuda Re and 2.5% to Everest International of the net retained liability on all new and renewal covered business written during the term of this agreement. This amendment remained in effect through December 31, 2005.

•	Effective January 1, 2006, Everest Re, Bermuda Re and Everest International amended the whole account quota share so that for all new and renewal business recorded on or after January 1, 2006, Everest Re will cede 31.5% and 3.5% of its casualty business to Bermuda Re and Everest International, respectively, and Everest Re will cede 18.0% and 2.0% of its property business to Bermuda Re and Everest International, respectively. However, in no event shall the loss cessions to Bermuda Re and Everest International relating to any one occurrence on the property business exceed $125 million (20% of $625 million).

•	Effective January 1, 2007, Everest Re and Bermuda Re amended the whole account quota share so that for all new and renewal business recorded on or after January 1, 2007, Everest Re will cede 60% of its Canadian branch property business to Bermuda Re.

The following table summarizes the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, for the years indicated:

Bermuda Re	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004
Ceded written premiums	$697,795	$729,482	$654,332
Ceded earned premiums	690,677	709,373	659,375
Ceded losses and LAE (a)	396,538	688,162	546,554
Everest International	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004
Ceded written premiums	$72,465	$79,755	$58,910
Ceded earned premiums	69,821	70,281	40,389
Ceded losses and LAE	39,443	66,062	30,957

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

11.   COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income for the years ended December 31, 2006, 2005 and 2004 are shown in the following table:

(Dollars in thousands)	2006	2005	2004
Net income	$332,906	$4,706	$175,473

Other comprehensive income, before tax:
Unrealized gains on securities arising during the period	177,213	64,205	106,789
Less: reclassification adjustment for realized gains
included in net income	(34,957)	(64,568)	(56,710)
Foreign currency translation adjustments	13,611	2,669	10,472
Minimum pension adjustment	-	(4,422)	-

Other comprehensive income (loss), before tax	155,867	(2,116)	60,551

Income tax expense related to items of other comprehensive
income (loss):
Tax expense from unrealized gains arising during the period	(62,025)	(22,471)	(37,380)
Tax benefit from realized gains (losses) included in net income	12,235	22,598	19,849
Tax expense from foreign currency translation	(4,764)	(934)	(3,665)
Tax benefit from minimum pension adjustment	-	1,548	-

Total income tax (expense) benefit related to items of other
comprehensive income (loss)	(54,554)	741	(21,196)

Other comprehensive income (loss), net of tax	101,313	(1,375)	39,355

Comprehensive income	$434,219	$3,331	$214,828

The following table shows the components of the change in accumulated other comprehensive income for the years ended December 31, 2006 and 2005.

(Dollars in thousands)	2006	2005
Beginning balance of unrealized gains on securities	$228,760	$228,996
Current period change in unrealized gains on securities	92,466	(236)

Ending balance of unrealized gains on securities	$321,226	$228,760

Beginning balance of foreign currency translation adjustments	$20,399	$18,664
Current period change in foreign currency translation adjustments	8,847	1,735

Ending balance of foreign currency translation adjustments	$29,246	$20,399

Beginning balance of minimum pension adjustment	$(2,874)	$-
Current period change in minimum pension adjustment	-	(2,874)

Ending balance of minimum pension adjustment	$(2,874)	$(2,874)

Adjustment to initially apply FASB Statement No. 158, net of tax	$(15,020)	$-

Ending balance of accumulated other comprehensive income	$332,578	$246,285

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

Although not required to make contributions under Internal Revenue Service regulations, the Company contributed $22.8 million and $3.9 million to the qualified plan in 2006 and 2005, respectively. Pension expense for the Company’s plans for the years ended December 31, 2006, 2005 and 2004 was $9.2 million, $6.9 million and $5.3 million, respectively.

The following table summarizes the status of these defined benefit plans for U.S. employees for the years ended December 31:

(Dollars in thousands)	2006	2005
Change in projected benefit obligation:
Benefit obligation at beginning of year	$81,269	$66,164
Service cost	5,089	3,873
Interest cost	4,890	4,036
Actuarial loss	1,977	7,749
Benefits paid	(782)	(553)

Projected benefit obligation at end of year	92,443	81,269

Change in plan assets:
Fair value of plan assets at beginning of year	43,609	38,172
Actual return on plan assets	4,510	2,360
Actual contributions during the year	22,859	3,942
Administrative expenses paid	(400)	(312)
Benefits paid	(782)	(553)

Fair value of plan assets at end of year	69,796	43,609

Funded status at end of year	(22,647)	(37,660)

Net amount recognized in the consolidated balance sheets (after FAS 158)	$(22,647)

Amounts recognized in the consolidated balance sheets at December 31:

(Dollars in thousands)	2006
Other assets (due beyond one year)	$1,652
Other liabilities (due within one year)	(1,595)
Other liabilities (due beyond one year)	(22,704)

Net amount recognized in the consolidated balance sheet	$(22,647)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income at December 31:

(Dollars in thousands)	2006
Prior service cost	$(493)
Accumulated loss	(26,169)

Accumulated other comprehensive loss	(26,662)
Change in accumulated other comprehensive income due to application of FAS 158
Additional minimum liaibility (before FAS 158)	(5,042)
Intangible asset offset (before FAS 158)	620

Accumulated other comprehensive income (before FAS 158)	(4,422)

Net decrease in accumulated other comprehensive income due to FAS 158	$(22,240)

Plan assets consist of shares in investment trusts with approximately 59% and 12% of the underlying assets consisting of equity securities and fixed maturities, respectively, and 29%in cash and cash equivalents due to an employer pension contribution.

Net periodic benefit cost for U.S. employees included the following components for years ended December 31 as indicated:

(Dollars in thousands)	2006	2005	2004
Service cost	$5,089	$3,873	$3,273
Interest cost	4,890	4,036	3,397
Expected return on assets	(3,549)	(3,032)	(2,835)
Amortization of actuarial loss from earlier periods	2,633	1,923	1,357
Amortization of unrecognized prior service cost	127	127	127

Net periodic benefit cost	$9,190	$6,927	$5,319

Other changes recognized in other comprehensive income:
Other comprehensive loss attributable to change from prior year	20,120

Total recognized in net periodic benefit cost and other
comprehensive income	$29,310

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $0, $1,868,005 and $126,908, respectively.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for 2006, 2005 and 2004 were 5.94%, 5.50% and 5.75%, respectively. The rate of compensation increase used to determine the actuarial present value of the projected benefit obligation for 2006, 2005 and 2004 was 4.5%. The expected long-term rate of return on plan assets for 2006, 2005 and 2004 was 8.0%, 8.0% and 9.0%, respectively, and was based on portfolio returns and allocations.

The following table summarizes the accumulated benefit obligation for years ended December 31 as indicated:

(Dollars in thousands)	2006	2005
Qualified Plan	$51,937	$46,200
Non-qualified Plan	15,602	14,225

Total	$67,539	$60,425

The following table displays the plans with projected benefit obligations in excess of plan assets at December 31:

(Dollars in thousands)	2006	2005
Qualified Plan
Projected benefit obligation	$-	$60,782
Fair value of plan assets	-	43,609
Non-qualified Plan
Projected benefit obligation	$24,299	$20,488
Fair value of plan assets	-	-

The following table displays the plans with accumulated benefit obligations in excess of plan assets at December 31:

(Dollars in thousands)	2006	2005
Qualified Plan
Projected benefit obligation	$-	$60,782
Accumulated benefit obligation	-	46,200
Fair value of plan assets	-	43,609
Non-qualified Plan
Projected benefit obligation	$24,299	$20,488
Accumulated benefit obligation	15,602	14,225
Fair value of plan assets	-	-

The following table displays the expected benefit payments in the years indicated:

(Dollars in thousands)
2007	$2,537
2008	2,650
2009	4,862
2010	4,978
2011	5,499
Next 5 years	35,195

The asset allocation percentages for the qualified benefit plan, by asset category, at December 31 are as follows:

Asset Category:	2006	2005
Equity securities	59.20%	67.61%
Debt securities	11.50%	31.91%
Other	29.30%	0.48%

Total	100.00%	100.00%

The Company manages the qualified plan investments for U.S. employees. The assets in the plan consist of debt and equity mutual funds. Due to the long term nature of the plan, the target asset allocation consists of 70% equities and 30% bonds.

The Company expects to contribute approximately $4.0 million in 2007 to the qualified plan.

B. Defined Contribution Plans
The Company also maintains both qualified and non-qualified defined contribution plans (“Savings Plan” and “Non-Qualified Savings Plan”, respectively) covering U.S. employees. Under the plans, the Company contributes up to a maximum 3% of the participants’ compensation based on the contribution percentage of the employee. The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to Internal Revenue Code limitations. The Company’s incurred expenses related to these plans were $1.0 million in 2006, 2005 and 2004.

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees. Each non-U.S. office (Canada and Singapore) maintains a separate plan for the non-U.S. employees working in that location. The Company contributes various amounts based on salary, age and/or years of service. The contributions as a percentage of salary for the branch offices range from 6% to 9%. The contributions are generally used to purchase pension benefits from local insurance providers. The Company’s incurred expenses related to these plans were $0.2 million in 2006, 2005 and 2004.

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

A health care inflation rate for pre-Medicare claims of 10% in 2006 was assumed to decrease to 9% in 2007 and decrease one percentage point annually to 5% in 2011 and then remain at that level.

A health care inflation rate for post-Medicare claims of 6% in 2006 was assumed to decrease to 5% in 2007 and then remain at that level.

Changes in the assumed health care cost trend can have a significant effect on the amounts reported for the health care plans. A one percent change in the rate would have the following effects on:

(Dollars in thousands)	Percentage Point Increase ($ Impact)	Percentage Point Decrease ($ Impact)
a. Effect on total service and interest cost components	$258	$(199)
b. Effect on accumulated post-retirement benefit obligation	1,753	(1,388)

Benefit expense for this plan for the years ended December 31, 2006, 2005 and 2004 was $1.1 million, $0.9 million and $0.8 million, respectively.

The following table summarizes the status of this plan for the years ended December 31 as indicated:

(Dollars in thousands)	2006	2005
Change in projected benefit obligation:
Benefit obligation at beginning of year	$8,582	$7,111
Service cost	631	490
Interest cost	464	408
Actuarial (gain) loss	(794)	607
Benefits paid	(103)	(34)

Benefit obligation at end of year	8,780	8,582
Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	103	34
Benefits paid	(103)	(34)

Fair value of plan assets at end of year	-	-

Funded status at end of year	$(8,780)	$(8,582)

Amounts recognized in the consolidated balance sheets as December 31:

(Dollars in thousands)	2006
Other liabilities (due within one year)	$(117)
Other liabilities (due beyond one year)	(8,663)

Net amount recognized in the consolidated balance sheets	$(8,780)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income at December 31:

(Dollars in thousands)	2006
Accumulated other comprehensive loss	$(867)

Net decrease in accumulated other comprehensive income due to FAS 158	$(867)

Net periodic benefit cost included the following components for years ended December 31 as indicated:

(Dollars in thousands)	2006	2005	2004
Service cost	$631	$490	$419
Interest cost	464	408	363
Net loss recognition	50	29	17

Net periodic cost	1,145	$927	$799

Other changes recognized in other comprehensive income:
Other comprehensive loss attributable to change from prior year	867

Total recognized in net periodic benefit cost and
other comprehensive income	$2,012

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0, $0 and $0, respectively.

The weighted average discount rates used to determine the actuarial present value of the benefit obligation for 2006, 2005 and 2004 were 5.94%, 5.75% and 5.50%, respectively.

The following table summarizes the Benefit Obligation for the post-retirement plan for the years ended December 31 as indicated:

(Dollars in thousands)	2006	2005
Post-retirement Plan	$8,780	$8,582

The following table displays the expected benefit payments in the years indicated:

(Dollars in thousands)
2007	$117
2008	140
2009	203
2010	263
2011	328
Next 5 years	2,731

13.   DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

A. Dividend Restrictions
Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement. In addition, no dividend may be paid in excess of unassigned earned surplus. At December 31, 2006, Everest Re had $270.4 million available for payment of dividends in 2007 without the need for prior regulatory approval.

B. Statutory Financial Information
Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners (“NAIC”) and the Delaware Insurance Department. Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual. The capital and statutory surplus of Everest Re was $2,704.1 million (unaudited) and $2,327.6 million at December 31, 2006 and 2005, respectively. The statutory net income of Everest Re was $298.7 million (unaudited) for the year ended December 31, 2006, the statutory net loss was $26.9 million for the year ended December 31, 2005 and the statutory net income was $175.8 million for the year ended December 31, 2004.

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

In 1993 and prior, the Company had a business arrangement with The Prudential wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at December 31, 2006 and 2005 was $150.5 million and $155.3 million, respectively.

Prior to its 1995 initial public offering, the Company had purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at December 31, 2006 and 2005 was $20.2 million and $18.8 million, respectively.

15.   RELATED-PARTY TRANSACTIONS

During the normal course of business, the Company, through its affiliates, engages in reinsurance and brokerage and commission business transactions, which management believes to be at arm’s length, with companies controlled by or affiliated with its outside directors. Such transactions, individually and in the aggregate, are not material to the Company’s financial condition, results of operation and cash flow.

The Company engages in reinsurance transactions with Bermuda Re and Everest International under which business is ceded for what management believes to be arm’s length consideration. See also Note 10.

16.   SEGMENT REPORTING

The Company, through its subsidiaries, operates in four segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting and International. The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S. The U.S. Insurance operation writes property and casualty insurance primarily through general agents and surplus lines brokers within the U.S. The Specialty Underwriting operation writes accident and health (“A&H”), marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through Everest Re’s branches in Canada and Singapore, in addition to foreign business written through Everest Re’s Miami and New Jersey offices.

These segments are managed in a carefully coordinated fashion with strong elements of central control with respect to pricing, risk management, control of aggregate exposures to catastrophe events, capital, investments and support operations. Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results. Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses and are analyzed using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commission and brokerage and other underwriting expenses by earned premium.

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

The following tables represent the relevant underwriting results for the operating segments for the three years ended December 31:

U.S. Reinsurance
(Dollars in thousands)	2006	2005	2004
Gross written premiums	$1,336,728	$1,386,170	$1,478,159
Net written premiums	992,819	1,055,815	1,148,522
Premiums earned	$978,072	$1,080,453	$1,155,317
Incurred losses and loss adjustment expenses	721,157	1,152,427	947,467
Commission and brokerage	202,809	259,751	274,370
Other underwriting expenses	24,947	23,980	23,390

Underwriting gain (loss)	$29,159	$(355,705)	$(89,910)

U.S. Insurance
(Dollars in thousands)	2006	2005	2004
Gross written premiums	$866,294	$932,469	$1,167,808
Net written premiums	591,177	618,752	788,457
Premiums earned	$573,965	$636,663	$726,344
Incurred losses and loss adjustment expenses	432,232	415,379	540,734
Commission and brokerage	72,723	93,621	70,881
Other underwriting expenses	48,918	51,726	49,286

Underwriting gain	$20,092	$75,937	$65,443

Specialty Underwriting
(Dollars in thousands)	2006	2005	2004
Gross written premiums	$251,209	$314,630	$487,072
Net written premiums	174,431	222,526	364,256
Premiums earned	$176,326	$224,555	$356,705
Incurred losses and loss adjustment expenses	125,160	225,740	249,086
Commission and brokerage	44,851	55,564	94,680
Other underwriting expenses	6,559	6,756	7,069

Underwriting (loss) gain	$(244)	$(63,505)	$5,870

International
(Dollars in thousands)	2006	2005	2004
Gross written premiums	$731,745	$706,584	$687,657
Net written premiums	531,834	498,557	491,732
Premiums earned	$518,837	$484,405	$471,970
Incurred losses and loss adjustment expenses	278,530	409,274	316,517
Commission and brokerage	118,122	104,458	106,606
Other underwriting expenses	13,830	12,621	11,298

Underwriting gain (loss)	$108,355	$(41,948)	$37,549

The following table reconciles the underwriting results for the operating segments to income (loss) before tax as reported in the consolidated statements of operations and comprehensive income for the three years ended December 31:

(Dollars in thousands)	2006	2005	2004
Underwriting gain (loss)	$157,362	$(385,221)	$18,952
UK branch sale and related transactions	-	-	(30,714)

Underwriting gain (loss)	$157,362	(385,221)	$(11,762)
Net investment income	372,352	325,217	329,184
Net realized capital gain	34,957	64,568	56,710
Corporate (expense) income	(4,475)	(6,241)	1,969
Interest, fee and bond issue cost amortization expense	(69,696)	(74,197)	(76,610)
Other (expense) income	(40,542)	10,344	(67,881)

Income (loss) before taxes	$449,958	$(65,530)	$231,610

The Company produces business in the U.S. and internationally. The net income deriving from and assets residing in the individual foreign countries in which the Company writes business are identifiable in the Company’s financial records. Other than the U.S. no other country represented more than 5% of the Company’s revenues.

Approximately 18.1%, 18.5% and 17.5% of the Company’s gross written premiums in 2006, 2005 and 2004, respectively, were sourced through the Company’s largest intermediary.

17.   UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the years indicated were as follows:

(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2006 Operating data:
Gross written premiums	$851,951	$690,330	$846,176	$797,518
Net written premiums	626,251	476,222	621,867	565,921
Premiums earned	603,678	501,488	561,042	580,992
Net investment income	83,905	91,922	84,744	111,781
Net realized capital gain	9,020	2,204	9,025	14,708
Total claims and underwriting expenses	610,392	427,637	458,454	597,830
Net income	43,505	121,382	114,931	53,088
2005 Operating data:
Gross written premiums	$879,484	$940,139	$825,264	$694,966
Net written premiums	648,640	675,591	630,040	441,379
Premiums earned	619,006	668,325	617,750	520,995
Net investment income	85,922	89,070	67,585	82,640
Net realized capital gain	1,485	18,203	18,633	26,247
Total claims and underwriting expenses	576,204	608,196	895,656	737,482
Net income (loss)	86,913	118,925	(173,552)	(27,580)

EVEREST REINSURANCE HOLDINGS, INC. SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES DECEMBER 31, 2006
Column A	Column B	Column C	Column D
(Dollars in thousands)	Cost	Market Value	Amount Shown in Balance Sheet
Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$85,563	$85,058	$85,058
State, municipalities and political subdivisions	3,633,188	3,792,371	3,792,371
Foreign government securities	354,153	370,147	370,147
Foreign corporate securities	449,505	454,328	454,328
Public utilities	105,461	108,497	108,497
All other corporate bonds	846,218	850,022	850,022
Mortgage pass-through securities	475,140	466,499	466,499
Redeemable preferred stock	10,000	10,488	10,488

Total fixed maturities-available for sale	5,959,228	6,137,410	6,137,410
Equity securities	874,289	1,189,341	1,189,341
Short-term investments	657,674	657,674	657,674
Other invested assets	329,914	330,875	330,875
Cash	136,535	136,535	136,535

Total investments and cash	$7,957,640	$8,451,835	$8,451,835

EVEREST REINSURANCE HOLDINGS, INC. SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT CONDENSED BALANCE SHEETS
	December 31,
(Dollars in thousands, except par value per share)	2006	2005
ASSETS:
Equity securities, at market value (cost: 2006 $16,393; 2005 $16,393)	$16,393	$16,393
Short-term investments	74,790	26,653
Cash	360	222
Investment in subsidiaries, at equity in the underlying net assets	3,102,649	2,724,925
Accrued investment income	131	280
Deferred tax asset	-	4,103
Current federal income tax receivable	9,410	2,360
Other assets	20,693	22,431

TOTAL ASSETS	$3,224,426	$2,797,367

LIABILITIES:
8.75% Senor notes due 3/15/2010	$199,560	$199,446
5.4% Senior notes due 10/15/2014	249,652	249,617
Junior subordinated debt securities	546,393	546,393
Accrued interest on debt and borrowings	10,041	10,041
Due to affiliates	363	1,085
Other liabilities	33	84

Total liabilities	1,006,042	1,006,666

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2006 and 2005)	-	-
Additional paid-in capital	300,764	292,281
Accumulated other comprehensive income, net of deferred income
taxes of $0.0 million at 2006 and $0.0 million at 2005	332,578	246,285
Retained earnings	1,585,042	1,252,135

Total stockholder's equity	2,218,384	1,790,701

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$3,224,426	$2,797,367

See notes to consolidated financial statements

EVEREST REINSURANCE HOLDINGS, INC. SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT CONDENSED STATEMENTS OF OPERATIONS
	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004
REVENUES:
Net investment income	$2,793	$4,638	$29,752
Net realized capital gains	-	8,106	6,466
Other expense	(94)	(1,891)	(556)
Equity in earnings of subsidiaries	381,135	55,424	193,224

Total revenues	383,834	66,277	228,886

EXPENSES:
Interest expense	69,696	74,197	76,611
Other expense	1,782	2,002	1,492

Total expenses	71,478	76,199	78,103

INCOME (LOSS) BEFORE TAXES	312,356	(9,922)	150,783
Income tax benefit	(20,550)	(14,628)	(24,690)

NET INCOME	$332,906	$4,706	$175,473

See notes to consolidated financial statements

EVEREST REINSURANCE HOLDINGS, INC. SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$332,906	$4,706	$175,473
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in earnings of subsidiaries	(381,135)	(55,424)	(193,224)
Dividends received from subsidiaries (1)	100,000	75,000	70,000
Decrease in other assets and liabilities	1,836	515	1,491
(Decrease) increase in accrued interest on debt and borrowings	-	(6,385)	2,730
(Increase) decrease in federal income tax recoverable	(7,050)	11,898	-
Decrease (increase) in deferred tax asset	4,103	(1,839)	(13,567)
Decrease in due to affiliates	(722)	(407)	-
Accrual of bond discount	-	(974)	(807)
Amortization of underwriting discount on senior notes	149	162	204
Realized capital gains	-	(8,106)	(6,466)

Net cash provided by operating activities	50,087	19,146	35,834

CASH FLOWS FROM INVESTING ACTIVITIES
Additional investment in subsidiaries (1)	(1,925)	(175,000)	(140,000)
Proceeds (cost) from equity securities sold (acquired)	-	47,821	(44,566)
Net (sales) purchases of short-term securities	(48,137)	318,735	(321,457)
UK branch sale	-	-	(26,262)

Net cash (used in) provided by investing activities	(50,062)	191,556	(532,285)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends from treasury stock	-	199	181
Sale of treasury stock	-	38,261	-
Repayments on revolving credit agreement	-	-	(70,000)
(Repayment) issuance of senior notes	-	(250,000)	246,651
Issuance of junior subordinated debt securities, net	-	-	319,997
Tax benefit from share-based compensation	113	211	-

Net cash provided by (used in) financing activities	113	(211,329)	496,829

Net increase (decrease) in cash	138	(627)	378
Cash, beginning of period	222	849	471

Cash, end of period	$360	$222	$849

Non-cash financing transaction:
Non-cash contribution from parent	$8,370	$4,907	$8,181
Non-cash contribution to subsidiaries	$(8,370)	$(4,907)	$(8,181)
See notes to consolidated financial statements

(1) Dividends received from consolidated subsidiaries (i.e., dividend income) have been appropriately classified as operating activity in 2006, with conforming changes for 2005 and 2004, which were previously recorded as a financing activity.

EVEREST REINSURANCE HOLDINGS, INC. SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
Geographic Area (Dollars in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Adjustment Expenses	Unearned Premium Reserves	Premiums Earned	Net Investment Income	Incurred Loss and Loss Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Written Premium
December 31, 2006
Domestic	$189,060	$6,430,793	$1,228,509	$1,728,363	$339,388	$1,278,549	$320,383	$84,899	$1,758,427
International	51,286	966,477	195,168	518,837	32,964	278,530	118,122	13,830	531,834

Total	$240,346	$7,397,270	$1,423,677	$2,247,200	$372,352	$1,557,079	$438,505	$98,729	$2,290,261

December 31, 2005
Domestic	$153,603	$6,657,546	$1,203,970	$1,941,671	$296,796	$1,793,546	$408,936	$88,703	$1,897,093
International	48,623	1,071,625	183,906	484,405	28,421	409,274	104,458	12,621	498,557

Total	$202,226	$7,729,171	$1,387,876	$2,426,076	$325,217	$2,202,820	$513,394	$101,324	$2,395,650

December 31, 2004
Domestic	$163,600	$5,986,100	$1,226,099	$2,357,181	$305,707	$1,855,854	$470,893	$77,776	$2,440,986
International	40,524	860,804	161,073	471,970	23,477	316,517	106,606	11,298	491,732

Total	$204,124	$6,846,904	$1,387,172	$2,829,151	$329,184	$2,172,371	$577,499	$89,074	$2,932,718

EVEREST REINSURANCE HOLDINGS, INC. SCHEDULE IV - REINSURANCE
Column A	Column B	Column C	Column D	Column E	Column F
(Dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Assumed to Net
December 31, 2006
Total property and liability
insurance premiums earned	$961,133	$902,994	$2,189,061	$2,247,200	97.4%
December 31, 2005
Total property and liability
insurance premiums earned	$1,019,288	$914,468	$2,321,256	$2,426,076	95.8%
December 31, 2004
Total property and liability
insurance premiums earned	$1,142,632	$871,479	$2,557,998	$2,829,151	90.4%