Form 10-Q
period 2007-03-31
EVEREST REINSURANCE HOLDINGS INC
filed 2007-05-15
CIK 914748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2007		Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC. (Exact name of registrant as specified in its charter)
Delaware		22-3263609
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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

Large accelerated filer	Accelerated filer		Non-accelerated filer	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

YES		NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at May 1, 2007
Common Stock, $.01 par value	1,000

EVEREST REINSURANCE HOLDINGS, INC.

Index To Form 10-Q

PART I

FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2007 (unaudited)
	and December 31, 2006	3

	Consolidated Statements of Operations and Comprehensive Income
	for the three months ended March 31, 2007 and 2006 (unaudited)	4

	Consolidated Statements of Changes in Stockholder’s Equity for the
	three months ended March 31, 2007 and 2006 (unaudited)	5

	Consolidated Statements of Cash Flows for the three months
	ended March 31, 2007 and 2006 (unaudited)	6

	Notes to Consolidated Interim Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operation	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	34

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5.	Other Information	35

Item 6.	Exhibits	36

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

                                                                               March 31,    December 31,
                                                                             ------------- -------------
(Dollars in thousands, except par value per share)                               2007          2006
                                                                             ------------- -------------
                                                                              (unaudited)
ASSETS:
Fixed maturities - available for sale, at market value
 (amortized cost: 2007, $5,830,203; 2006, $5,959,228)                        $  6,004,441   $ 6,137,410
Equity securities - available for sale,
  at market value (cost: 2007, $16,393; 2006, $874,289)                            16,393     1,189,341
Equity securities - available for sale, at fair value                           1,167,814             -
Short-term investments                                                            732,661       657,674
Other invested assets (cost: 2007, $350,533; 2006, $329,914)                      350,920       330,875
Other invested assets, at fair value                                              201,861             -
Cash                                                                               77,157       136,535
                                                                             ------------- -------------
   Total investments and cash                                                   8,551,247     8,451,835
Accrued investment income                                                          80,513        85,447
Premiums receivable                                                               909,985       939,625
Reinsurance receivables - unaffiliated                                            763,209       751,121
Reinsurance receivables - affiliated                                            1,559,704     1,511,856
Funds held by reinsureds                                                          132,437       133,965
Deferred acquisition costs                                                        238,006       240,346
Prepaid reinsurance premiums                                                      389,393       391,336
Deferred tax asset                                                                233,423       248,214
Other assets                                                                      153,346       134,550
                                                                             ------------- -------------
TOTAL ASSETS                                                                 $ 13,011,263  $ 12,888,295
                                                                             ------------- -------------

LIABILITIES:
Reserve for losses and adjustment expenses                                   $  7,268,964  $  7,397,270
Unearned premium reserve                                                        1,410,018     1,423,677
Funds held under reinsurance treaties                                             113,501       112,658
Losses in the course of payment                                                    63,051        62,943
Commission reserves                                                                25,986        22,483
Other net payable to reinsurers                                                   453,567       385,926
Current federal income taxes payable                                               57,343        32,010
8.75% Senior notes due 3/15/2010                                                  199,590       199,560
5.4% Senior notes due 10/15/2014                                                  249,661       249,652
Junior subordinated debt securities payable                                       546,393       546,393
Accrued interest on debt and borrowings                                             9,041        10,041
Other liabilities                                                                 238,985       227,298
                                                                             ------------- -------------
   Total liabilities                                                           10,636,100    10,669,911
                                                                             ------------- -------------

Commitments and Contigencies (Note 5)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
  1,000 shares issued and outstanding (2007 and 2006)                                  -             -
Additional paid-in capital                                                        301,373       300,764
Accumulated other comprehensive income, net of deferred income taxes of
  $67.1 million at 2007 and $179.1 million at 2006                                124,646       332,578
Retained earnings                                                               1,949,144     1,585,042
                                                                             ------------- -------------
    Total stockholder's equity                                                  2,375,163     2,218,384
                                                                             ------------- -------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                   $ 13,011,263  $ 12,888,295
                                                                             ------------- -------------

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                             ---------------------------
(Dollars in thousands)                                                           2007          2006
                                                                             ---------------------------
                                                                                     (unaudited)
REVENUES:
Premiums earned                                                              $    569,838  $    603,678
Net investment income                                                              95,934        83,905
Net realized capital gains                                                         33,874         9,020
Other expense                                                                      (1,163)      (13,047)
                                                                             ------------- -------------
Total revenues                                                                    698,483       683,556
                                                                             ------------- -------------

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses                                      326,015       465,511
Commission, brokerage, taxes and fees                                             113,975       124,479
Other underwriting expenses                                                        24,747        20,402
Interest expense on senior notes                                                    7,789         7,786
Interest expense on junior subordinated debt                                        9,362         9,362
Amortization of bond issue costs                                                      235           235
Interest and fee expense on credit facility                                            27            47
                                                                             ------------- -------------
Total claims and expenses                                                         482,150       627,822
                                                                             ------------- -------------

INCOME BEFORE TAXES                                                               216,333        55,734
Income tax expense                                                                 57,015        12,229
                                                                             ------------- -------------

NET INCOME                                                                   $    159,318  $     43,505
                                                                             ------------- -------------
Other comprehensive (loss) income, net of tax                                      (3,148)        6,800
                                                                             ------------- -------------

COMPREHENSIVE INCOME                                                         $    156,170  $     50,305
                                                                             ------------- -------------

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER'S EQUITY

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                             ---------------------------
(Dollars in thousands, except share amounts)                                     2007          2006
                                                                             ---------------------------
                                                                                      (unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period                                                        1,000         1,000
Issued during the period                                                               -             -
                                                                             ------------- -------------
Balance, end of period                                                              1,000         1,000
                                                                             ------------- -------------

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period                                                 $    300,764  $    292,281
Share-based compensation plans                                                        609         3,918
                                                                             ------------- -------------
Balance, end of period                                                            301,373       296,199
                                                                             ------------- -------------

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period                                                      332,578       246,285
Cumulative effect to adopt FAS 159, net of tax                                   (204,784)           -
Net (decrease) increase during the period                                          (3,148)        6,800
                                                                             ------------- -------------
Balance, end of period                                                            124,646       253,085
                                                                             ------------- -------------

RETAINED EARNINGS:
Balance, beginning of period                                                    1,585,042     1,252,136
Cumulative effect to adopt FAS 159, net of tax                                    204,784            -
Net income                                                                        159,318        43,505
                                                                             ------------- -------------
Balance, end of period                                                          1,949,144     1,295,641
                                                                             ------------- -------------

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD                                    $  2,375,163  $  1,844,925
                                                                             ------------- -------------

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                             ---------------------------
(Dollars in thousands)                                                            2007          2006
                                                                             ---------------------------
                                                                                      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net  income                                                                  $    159,318  $     43,505
Adjustments to reconcile net income to net cash provided by
 operating activities:
 Decrease (increase) in premiums receivable                                        29,495        (3,993)
 Decrease (increase) in funds held by reinsureds, net                               2,422       (67,498)
 (Increase) decrease in reinsurance receivables                                   (59,250)        2,263
 Decrease (increase) in deferred tax asset                                         16,486        (7,246)
 (Decrease) increase in reserve for losses and loss adjustment expenses          (126,977)        9,627
 (Decrease) increase  in unearned premiums                                        (13,358)       10,380
 Increase  in other assets and liabilities                                         69,627        97,720
 Amortization of bond premium                                                         (80)        3,122
 Amortization of underwriting discount on senior notes                                 39            36
 Realized capital gains                                                           (33,874)       (9,020)
                                                                             ------------- -------------
Net cash provided by operating activities                                          43,848        78,896
                                                                             ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale                164,883       100,108
Proceeds from fixed maturities sold - available for sale                            5,125        40,476
Proceeds from equity securities sold                                              166,059        26,985
Proceeds from other invested assets sold                                           19,799         3,266
Cost of fixed maturities acquired - available for sale                            (42,026)     (323,296)
Cost of equity securities acquired                                               (129,459)      (25,069)
Cost of other invested assets acquired                                            (32,089)      (28,434)
Cost of other invested assets acquired, at fair market value                     (200,080)            -
Net (purchases) sales of short-term securities                                    (74,781)      123,063
Net decrease (increase) in unsettled securities transactions                       17,960        (9,627)
                                                                             ------------- -------------
Net cash used in investing activities                                            (104,609)      (92,528)
                                                                             ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation                                             609         3,918
                                                                             ------------- -------------
Net cash provided by financing activities                                             609         3,918
                                                                             ------------- -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               774         5,345
                                                                             ------------- -------------

Net decrease in cash                                                              (59,378)       (4,369)

Cash, beginning of period                                                         136,535        66,194
                                                                             ------------- -------------
Cash, end of period                                                          $     77,157  $     61,825
                                                                             ------------- -------------

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
 Income taxes paid (recovered)                                               $     13,829  $    (52,439)
 Interest paid                                                               $     18,139  $     18,159

Non-cash financing transaction:
 Non-cash tax benefit from share-based compensation                          $        609  $      3,918

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2007 and 2006

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

The unaudited consolidated financial statements of the Company for the three months ended March 31, 2007 and 2006 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2006, 2005 and 2004 included in the Company’s most recent Form 10-K filing.

2. New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). FIN 48 prescribes the recognition and measurement criteria for the financial statements for tax positions taken or expected to be taken in a tax return. Further, FIN 48 expands the required disclosures associated with uncertain tax positions. The Company adopted FIN 48 on January 1, 2007 and the resulting impact on the Company’s financial statements is deemed to be immaterial.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 157 “Fair Value Measurements” (“FAS 157”), which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FAS 157 defines fair value, establishes a framework for measuring fair value consistently in GAAP and expands disclosures about fair value measurements. As early adoption is an option, the Company adopted FAS 157 as of January 1, 2007.

In September 2006, the FASB issued FAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”), which is effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. FAS 158 requires an employer to (a) recognize in its financial statements an asset for a plan’s over funded status or a liability for a plan’s under funded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as other comprehensive income. The Company adopted FAS 158 for the reporting period ended December 31, 2006.

In February 2007, the FASB issued FAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB statement No. 115” (“FAS 159”), which is effective for employers with publicly traded equity securities as of the end of the fiscal year ending after November 15, 2007. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted FAS 159 as of January 1, 2007.

3. Investments, Fair Value

Effective January 1, 2007, the Company adopted and implemented FAS 159 and FAS 157 for its equity securities available for sale and other invested assets, which are publicly traded equity securities. In conjunction with the Company implementing a more active management strategy for these specific investments, FAS 159 and FAS 157 provided an appropriate accounting and presentation of these investments in the Company’s consolidated financial statements. The Company did not elect FAS 159 for those equity investments in affiliated non-consolidated special purpose vehicles and non-publicly traded limited partnership investments. The Company recognized a $204.8 million cumulative-effect adjustment to retained earnings, net of $110.3 million of tax. The Company recorded a $2.3 million realized gain in the consolidated statements of operations and comprehensive income due to fair value measurement.

The following table presents the equity securities fair value measurements as of March 31, 2007:

                                                                      Fair Value Measurement Using
                                                         ----------------------------------------------------
                                                         Quoted Prices
                                                           in Active         Significant
                                                          Markets for           Other           Significant
                                                           Identical          Observable       Unobservable
                                                            Assets              Inputs            Inputs
(Dollars in thousands)        March 31, 2007               (Level 1)          (Level 2)          (Level 3)
                                                         ----------------------------------------------------

Equity securities             $ 1,167,814                $ 1,167,814           $    -             $    -
Other invested assets         $   201,861                $   201,861           $    -             $    -

4. Capital Transactions

On December 1, 2005, Group and Holdings filed a shelf registration statement on Form S-3ASR with the Securities and Exchange Commission (“SEC”), as a Well Known Seasoned Issuer under the new registration and offering revisions to the Securities Act of 1933. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Everest Re Capital Trust III (“Capital Trust III”) is authorized to issue trust preferred securities.

•	On December 1, 2005, Group issued 2,298,000 of its common shares at a price of $102.89 per share, which resulted in $236.4 million of proceeds before expenses and Holdings sold Group shares it acquired in 2002 at a price of $102.89 per share, which resulted in $46.5 million of proceeds before expenses. Expenses incurred for this transaction were approximately $0.3 million.

•	On April 26, 2007, Holdings completed a public offering of $400.0 million principal amount of 6.6% fixed to floating rate long term subordinated notes with a scheduled maturity of May 15, 2037 and a final maturity of May 1, 2067. The net proceeds from the offering are expected to be used to redeem all of the outstanding 7.85% junior subordinated debt securities as soon as possible after November 14, 2007 and for general corporate purposes.

5. Contingencies

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company’s rights and obligations under insurance, reinsurance and other contractual agreements. In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it. In other matters, the Company is resisting attempts by others to collect funds or enforce alleged rights. These disputes arise from time to time and are ultimately resolved through both informal and formal means, including negotiated resolution, arbitration and litigation. In all such matters, the Company believes that its positions are legally and commercially reasonable. While the final outcome of these matters cannot be predicted with certainty, the Company does not believe that any of these matters, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an adverse resolution of one or more of these items in any one quarter or fiscal year could have a material adverse effect on the Company’s results of operations in that period.

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

As of March 31, 2007, approximately 9% of the Company’s gross reserves are an estimate of the Company’s ultimate liability for A&E claims. This estimate is made based on judgmental assessment of the underlying exposures as the result of (1) long and variable reporting delays, both from insureds to insurance companies and from ceding companies to reinsurers; (2) historical data, which is more limited and variable on A&E losses than historical information on other types of casualty claims; and (3) unique aspects of A&E exposures for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims. Among the uncertainties are: (a) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of asbestos or environmental contamination; (c) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (d) changes in underlying laws and judicial interpretation of those laws; (e) the potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (f) questions concerning interpretation and application of insurance and reinsurance coverage; and (g) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

With respect to asbestos claims in particular, several additional factors have emerged in recent years that further compound the difficulty in estimating the Company’s liability. These developments include: (a) continued growth in the number of claims filed, in part reflecting a much more aggressive plaintiff bar and including claims against defendants who may only have a “peripheral” condition to asbestos; (b) a disproportionate percentage of claims filed by individuals with no functional injury, which should have little to no financial value but that have increasingly been considered in jury verdicts and settlements; (c) the growth in the number and significance of bankruptcy filings by companies as a result of asbestos claims (including, more recently, bankruptcy filings in which companies attempt to resolve their asbestos liabilities in a manner that is prejudicial to insurers and forecloses insurers from the negotiation of asbestos related bankruptcy reorganization plans); (d) the concentration of claims in a small number of states that favor plaintiffs; (e) the growth in the number of claims that might impact the general liability portion of insurance policies rather than the product liability portion; (f) measures adopted by specific courts to ameliorate the worst procedural abuses; (g) an increase in settlement values being paid to asbestos claimants, especially those with cancer or functional impairment; (h) legislation in some states to address asbestos litigation issues; and (i) the potential that other states or the U.S. Congress may adopt legislation on asbestos litigation. Anecdotal evidence suggests that new claims filing rates have decreased, that new filings of asbestos-driven bankruptcies have decreased and that various procedural and legislative reforms are beginning to diminish the potential ultimate liability for asbestos losses.

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

The following table summarizes incurred losses with respect to A&E on both a gross and net of retrocessional basis for the periods indicated:

                                                                     Three Months Ended
(Dollars in thousands)                                                    March 31,
Gross basis                                                          2007            2006
                                                                 ---------------------------
Beginning of period reserves                                      $ 650,134       $ 649,460
Incurred losses                                                           -          10,000
Paid losses                                                         (17,895)        (19,825)
                                                                 ---------------------------
End of period reserves                                            $ 632,239       $ 639,635
                                                                 ---------------------------

Net basis
Beginning of period reserves                                      $ 313,308       $ 311,552
Incurred losses                                                           -             606
Paid losses                                                          (9,323)        (11,124)
                                                                 ---------------------------
End of period reserves                                            $ 303,985       $ 301,034
                                                                 ---------------------------

The Company’s gross A&E liabilities stem from Mt. McKinley Insurance Company’s (“Mt. McKinley”) direct excess insurance business and Everest Re’s assumed business. At March 31, 2007, the gross reserves for A&E losses were comprised of $141.2 million representing case reserves reported by ceding companies, $135.4 million representing additional case reserves established by the Company on assumed reinsurance claims, $208.4 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $147.2 million representing incurred but not reported reserves (“IBNR”). Approximately 89%, or $563.7 million, of gross A&E reserves relate to asbestos, of which $309.8 million was for assumed business and $253.9 million was for direct excess business.

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

With respect to Mt. McKinley, where the Company has a direct relationship with policyholders, the Company’s aggressive litigation posture and the uncertainties inherent in the asbestos coverage and bankruptcy litigation have provided an opportunity to actively engage in settlement negotiations with a number of those policyholders who have potentially significant asbestos liabilities. Those discussions are oriented toward achieving reasonable negotiated settlements that limit Mt. McKinley’s liability to a given policyholder to a sum certain. Since 2004 the Company concluded such settlements or reached agreement in principle with some of its high profile policyholders. The Company has identified policyholders based on their past claim activity and/or potential future liabilities as “High Profile Policyholders” and its settlement efforts are generally directed at such policyholders, in part because their exposures have developed to the point where both the policyholder and the Company have sufficient information to be motivated to settle. The Company believes that this active approach will ultimately result in a more cost-effective liquidation of Mt. McKinley’s liabilities than a passive approach, although it may also introduce additional variability in Mt. McKinley’s losses and cash flows as reserves are adjusted to reflect the development of negotiations and, ultimately, potentially accelerated settlements.

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

In 1993 and prior, the Company had a business arrangement with The Prudential wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at March 31, 2007 was $83.2 million.

Prior to its 1995 initial public offering, the Company purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the company. Should the life insurance company become unable to make the annuity payments, the company would be liable for those claim liabilities. The estimated cost to replace such annuities at March 31, 2007 was $20.4 million.

6. Other Comprehensive (Loss) Income

The following table presents the components of other comprehensive income (loss) for the periods indicated:

                                                               Three Months Ended
                                                                    March 31,
(Dollars in thousands)                                         2007           2006
                                                           -------------------------

Net unrealized (depreciation) appreciation
  of investments, net of deferred income taxes              $ (2,936)       $ 3,529
Currency translation adjustments, net of
  deferred income taxes                                         (212)         3,271
                                                           -------------------------
Other comprehensive (loss) income, net of
  deferred income taxes                                     $ (3,148)       $ 6,800
                                                           -------------------------

7. Trust Agreements

A subsidiary of the Company, Everest Re, has established a trust agreement as security for assumed losses payable to a non-affiliated ceding company, which effectively uses Everest Re’s investments as collateral. At March 31, 2007, the total amount on deposit in the trust account was $23.7 million.

8. Senior Notes

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010.

Interest expense incurred in connection with these senior notes was $7.8 million each for the three months ended March 31, 2007 and 2006. Market value, which is based on quoted market price at March 31, 2007 and December 31, 2006, was $247.3 million and $248.1 million, respectively, for the 5.40% senior notes and $218.9 million and $219.8 million, respectively, for the 8.75% senior notes.

9. Junior Subordinated Debt Securities Payable

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

Fair value, which is primarily based on quoted market price of the related trust preferred securities at March 31, 2007 and December 31, 2006, was $317.1 million and $316.3 million, respectively, for the 6.20% junior subordinated debt securities and $221.0 million and $221.2 million, respectively, for the 7.85% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $9.4 million for the three months ended March 31, 2007 and 2006.

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

There are certain regulatory and contractual restrictions on the ability of the Company’s operating subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The insurance laws of the State of Delaware, where the Company’s direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to the Company that exceed certain statutory thresholds. In addition, the terms of Holdings Credit Facility (discussed in Note 10) require Everest Re, the Company’s principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year. At December 31, 2006, $2,451.4 million of the $3,102.6 million in net assets of the Company’s consolidated subsidiaries were subject to the foregoing regulatory restrictions.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005. As of March 31, 2007, Holdings was in compliance with these covenants.

For the three months ended March 31, 2007, there were no outstanding borrowings under the Holdings Credit Facility.

Interest expense and fees incurred in connection with the Holdings Credit Facility were $0.03 million and $0.05 million for the three months ended March 31, 2007.

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

These segments are managed in a coordinated fashion with respect to pricing, risk management, control of aggregate exposures to catastrophe events, capital, investments and support operations. Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results. Underwriting results include earned premium less losses and loss adjustment expenses (“LAE”) incurred, commission and brokerage expenses and other underwriting expenses and are analyzed using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commission and brokerage and other underwriting expenses by earned premium.

The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

                               U.S. Reinsurance
                                                             Three Months Ended
                                                                 March 31,
(Dollars in thousands)                                      2007            2006
                                                        ---------------------------
Gross written premiums                                   $ 354,352       $ 394,397
Net written premiums                                       260,981         295,686

Premiums earned                                          $ 263,185       $ 289,717
Incurred losses and loss adjustment expenses                86,882         218,488
Commission and brokerage                                    54,647          67,397
Other underwriting expenses                                  6,491           4,776
                                                        ---------------------------
Underwriting gain (loss)                                 $ 115,165       $    (944)
                                                        ---------------------------

                                    U.S. Insurance
                                                             Three Months Ended
                                                                 March 31,
(Dollars in thousands)                                      2007            2006
                                                        ---------------------------
Gross written premiums                                   $ 217,373       $ 218,006
Net written premiums                                       139,583         156,322

Premiums earned                                          $ 140,565       $ 140,977
Incurred losses and loss adjustment expenses               141,029         105,983
Commission and brokerage                                    21,173          18,537
Other underwriting expenses                                 12,365          10,705
                                                        ---------------------------
Underwriting (loss) gain                                 $ (34,002)      $   5,752
                                                        ---------------------------

                              Specialty Underwriting
                                                             Three Months Ended
                                                                 March 31,
(Dollars in thousands)                                      2007            2006
                                                        ---------------------------
Gross written premiums                                   $  54,681       $  64,026
Net written premiums                                        36,450          48,327

Premiums earned                                          $  38,614       $  51,734
Incurred losses and loss adjustment expenses                29,843          57,058
Commission and brokerage                                     9,304          14,114
Other underwriting expenses                                  1,589           1,305
                                                        ---------------------------
Underwriting loss                                        $  (2,122)      $ (20,743)
                                                        ---------------------------

                                   International
                                                             Three Months Ended
                                                                 March 31,
(Dollars in thousands)                                      2007            2006
                                                        ---------------------------
Gross written premiums                                   $ 173,344       $ 175,522
Net written premiums                                       121,272         125,916

Premiums earned                                          $ 127,474       $ 121,250
Incurred losses and loss adjustment expenses                68,261          83,982
Commission and brokerage                                    28,851          24,431
Other underwriting expenses                                  3,718           2,678
                                                        ---------------------------
Underwriting gain                                        $  26,644       $  10,159
                                                        ---------------------------

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

                                                             Three Months Ended
                                                                 March 31,
(Dollars in thousands)                                      2007            2006
                                                        ---------------------------
Underwriting gain (loss)                                 $ 105,685       $  (5,776)
Net investment income                                       95,934          83,905
Net realized capital gain                                   33,874           9,020
Corporate expense                                             (584)           (938)
Interest, fee and bond issue cost amortization expense     (17,413)        (17,430)
Other expense                                               (1,163)        (13,047)
                                                        ---------------------------
Income before taxes                                      $ 216,333       $  55,734
                                                        ---------------------------

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

cedes 31.5% and 3.5% of its casualty business to Bermuda Re and Everest International, respectively, and Everest Re cedes 18.0% and 2.0% of its property business to Bermuda Re and Everest International, respectively. However, in no event shall the loss cessions to Bermuda Re and Everest International relating to any one occurrence on the property business exceed $125.0 million (20% of $625.0 million).

•	Effective January 1, 2007, Everest Re and Bermuda Re amended the whole account quota share so that for all new and renewal business recorded on or after January 1, 2007, Everest Re cedes 60% of its Canadian branch property business to Bermuda Re.

•	Effective January 1, 2007, Everest Re, Bermuda Re and Everest International amended the whole account quota share so that for all new and renewal property business recorded on or after January 1, 2007, Everest Re cedes 22.5% and 2.5% to Bermuda Re and Everest International, respectively. However, in no event shall the loss cessions to Bermuda Re and Everest International relating to any one occurrence on the property business exceed $130.0 million.

The following table summarizes the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, for the periods indicated:

                              Bermuda Re
                                                   Three Months Ended
                                                        March 31,
                                                -------------------------
(Dollars in thousands)                              2007          2006
                                                -------------------------
Ceded written premiums                            $ 194,050     $ 175,170
Ceded earned premiums                               190,942       184,889
Ceded losses and LAE (a)                            102,292       101,110

                       Everest International
                                                   Three Months Ended
                                                        March 31,
                                                -------------------------
(Dollars in thousands)                              2007          2006
                                                -------------------------
Ceded written premiums                            $  20,577     $  18,786
Ceded earned premiums                                20,390        19,060
Ceded losses and LAE                                 10,870        11,425

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

Everest Re sold the net assets of its UK branch to Bermuda Re and provided Bermuda Re with a reserve indemnity agreement allowing for indemnity payments of up to 90% of £25.0 million in the event December 31, 2002 losses and LAE reserves develop adversely. The limit available under this agreement was fully exhausted at December 31, 2004.

13. Income Taxes

The Company uses a projected annual effective tax rate in accordance with FAS 109 to calculate its quarterly tax expense. Under this methodology, when an interim quarter’s pre-tax income (loss) varies significantly from a full year’s income (loss) projection, the tax impact resulting from the income (loss) variance is effectively spread between the impacted quarter and the remaining quarters of the year, except for discreet items impacting an individual quarter.

The Company adopted the provisions of FIN 48 as of January 1, 2007. As a result of the implementation of FIN 48, the Company recorded no adjustment in the liability for unrecognized income tax benefits and no adjustment to beginning retained earnings.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At the date of adoption, January 1, 2007, the Company has $1.3 million of accrued interest related to uncertain tax positions.

Tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

14. Subsequent Event

On April 26, 2007, the Company announced that Holdings completed a public offering of $400.0 million of fixed to floating rate long term subordinated notes with a scheduled maturity of May 15, 2037 and a final maturity of May 1, 2067. The net proceeds from the offering are expected to be used to redeem all of the outstanding 7.85% junior subordinated debt securities as soon as possible after November 14, 2007 and for general corporate purposes.

PART I — Item 2

EVEREST REINSURANCE HOLDINGS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

Industry Conditions

The worldwide reinsurance and insurance businesses are highly competitive, as well as cyclical by product and market. As a result, financial results tend to fluctuate with periods of constrained availability, high rates and strong profits followed by periods of abundant capacity, low rates and constrained profitability. Competition in the types of reinsurance and insurance business that the Company underwrites is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer or insurer by A.M. Best Company (“A.M. Best”) and/or Standard & Poor’s Rating Services (“Standard & Poor’s”), underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. Furthermore, the market impact from these competitive factors related to reinsurance and insurance is generally not consistent across lines of business, domestic and international geographical areas and distribution channels.

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

During the first quarter of 2007, the Company observed increased competition with slightly reduced premiums, higher commissions and demands by cedants for improved terms and conditions. The extent of the increased competition and its affect on rates, terms and conditions varied widely by market and coverage types. One of the lesser impacted markets was retrocession catastrophe property coverage in regions that were most affected by the catastrophe events of 2005, principally Hurricanes Katrina, Rita and Wilma. Reinsurance capacity in areas including southeastern U.S. exposures and energy lines continued to be constrained. In January 2007, the state of Florida passed legislation that increased coverage provided by the Florida Hurricane Catastrophe Fund, thus potentially reducing the amount of reinsurance that Florida companies will purchase from the private reinsurance market. In addition, the legislature broadened the mandate of the state sponsored homeowners’ insurance company to render it a fully competitive market participant. Although the Company is unable to predict the impact on future market conditions from the increased competition and legislative developments, the Company believes that its clients continue to write profitable business in Florida and will continue to purchase both quota share and catastrophe coverage, although at likely lower volumes. The balance of the U.S. and international property lines experienced mostly modest price declines but still exhibit adequate pricing levels.

The Company’s U.S. and international casualty lines experienced weaker market conditions led by the medical stop loss and D&O reinsurance classes, as well as the California workers’ compensation insurance line. The Company believes that U.S. casualty reinsurance generally remains adequately priced. The Company also believes that increased primary price competition and cedants’ increased appetite for retaining more profitable business net following several years of hard-market conditions, has resulted in modestly softer, but profitable, reinsurance pricing. The Company’s U.S. insurance operation was also affected, although somewhat less so, by these primary casualty insurance market conditions given the specialty nature of its program orientated business.

The Company is unable to predict the impact on future market conditions from the increased competition and legislative initiatives. In addition to these market forces, reinsurers continue to reassess their risk appetites and rebalance their property portfolios to reflect improved price to exposure metrics against the backdrop of: (i) recent revisions to the industry’s catastrophe loss projection models, which are indicating significantly higher loss potentials and consequently higher pricing requirements and (ii) elevated rating agency scrutiny and capital requirements for many catastrophe exposed companies.

In light of its 2005 catastrophe experience, the Company has re-examined its risk management practices and concluded that its control framework operated generally as intended. The Company rebalanced its property portfolio, particularly within peak catastrophe zones, including the Southeast U.S., Mexico and Gulf of Mexico. This effort has enabled the Company to benefit from market dislocations by carefully shifting the mix of its writings toward the most profitable classes, lines, customers and territories and by enhancing its portfolio balance and diversification.

Overall, the Company believes that current marketplace conditions offer solid opportunities for the Company given its strong ratings, distribution system, reputation and expertise. The Company continues to employ its strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in its overall portfolio.

Financial Summary

The Company’s management monitors and evaluates overall Company performance based upon financial results. The following table displays a summary of the consolidated net income, ratios and stockholder’s equity for the periods indicated:

                                                         Three Months Ended
                                                              March 31,                  Percentage
                                              ----------------------------------------   Increase/
(Dollars in thousands)                              2007              2006               (Decrease)
                                              ----------------------------------------  -------------

Gross written premiums                         $        799,750     $        851,951           -6.1%
Net written premiums                                    558,286              626,251          -10.9%

REVENUES:
Premiums earned                                $        569,838     $        603,678           -5.6%
Net investment income                                    95,934               83,905           14.3%
Net realized capital gains                               33,874                9,020          275.5%
Other expense                                            (1,163)             (13,047)         -91.1%
                                              -------------------  -------------------
Total revenues                                          698,483              683,556            2.2%
                                              -------------------  -------------------

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses            326,015              465,511          -30.0%
Commission, brokerage, taxes and fees                   113,975              124,479           -8.4%
Other underwriting expenses                              24,747               20,402           21.3%
Interest, fee and bond issue
 cost amortization expense                               17,413               17,430           -0.1%
                                              -------------------  -------------------
Total claims and expenses                               482,150              627,822          -23.2%
                                              -------------------  -------------------

INCOME BEFORE TAXES                                     216,333               55,734          288.2%
Income tax expense                                       57,015               12,229          366.2%
                                              -------------------  -------------------
NET INCOME                                     $        159,318     $         43,505          266.2%
                                              -------------------  -------------------

RATIOS:                                                                                  Point Change
                                                                                        -------------
Loss ratio                                                57.2%                77.1%           (19.9)
Commission and brokerage ratio                            20.0%                20.6%            (0.6)
Other underwriting expense ratio                           4.4%                 3.4%             1.0
                                              -------------------  -------------------  --------------
Combined ratio                                            81.6%               101.1%           (19.5)
                                              -------------------  -------------------  --------------

                                                     As of                 As of
(Dollars in millions)                            March 31, 2007     December 31, 2006
                                              -------------------  -------------------
Stockholder's equity                           $        2,375.2     $        2,218.4            7.1%
                                              -------------------  -------------------

Revenues.     Gross and net written premiums declined 6.1% and 10.9%, respectively, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 as the result of continued disciplined underwriting and risk management practices. Net earned premium declined by 5.6% for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, primarily due to lower gross written premiums, particularly in treaty casualty. Net premiums earned declined 7.2% in the worldwide reinsurance segments, primarily due to the decrease in treaty casualty gross written premiums, partially offset by an increase in treaty property gross written premiums. Net premiums earned during the three months ended March 31, 2007 over the same period in 2006 for the U.S. Insurance segment were relatively flat.

Net investment income increased 14.3% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, due primarily to the growth in invested assets from positive cash flow from operations. The average investment portfolio yields for the three months ended March 31, 2007 were 4.6% pre-tax and 3.6% after-tax, similar to the three months ended March 31, 2006.

Net realized capital gains were $33.9 million and $9.0 million for the three months ended March 31, 2007 and 2006, respectively, mainly reflecting normal portfolio management activities in response to changes in interest rates and credit spreads and movement in the equity markets. The 2007 net realized capital gains include $2.3 million of realized gain due to fair value remeasurement on the publicly traded equity portfolio.

Expenses.   The Company’s incurred losses and loss adjustment expenses (“LAE”) decreased 30.0% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, principally due to a decrease in attritional losses from the change in business mix and a decrease in prior years catastrophe loss development.

The Company’s loss ratio improved by 20 points for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, primarily reflective of a 12 point improvement of current and prior years attritional losses coupled with an 8 point improvement of prior years catastrophe losses.

Commission, brokerage, and tax expenses decreased by 8.4% in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The decline in net earned premiums and the change in the business mix were the principal drivers of the decrease in this directly variable expense. Other underwriting expenses for the three months ended March 31, 2007 increased compared to the three months ended March 31, 2006, primarily due to an increase in salaries and benefits.

The Company’s effective income tax rate for the three months ended March 31, 2007 was 26.4% compared with an effective tax rate for the three months ended March 31, 2006 of 21.9%. The increase is reflective of increased taxable capital gains and operating income, which mitigated the impact of tax-preferenced investments on the effective tax rate.

Net Income. The Company’s net income for the three months ended March 31, 2007 was $159.3 million, which was significantly higher compared with the net income for the three months ended March 31, 2006 of $43.5 million. This significant improvement in net earnings reflects higher realized gains, improved net prior years reserve development, as well as more favorable results from underlying underwriting fundamentals.

Stockholder’s Equity. The Company’s stockholder’s equity increased by $0.2 billion to $2.4 billion for the three months ended March 31, 2007, due to the $159.3 million of net income generated for the period.

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

These segments are managed in a coordinated fashion with respect to pricing, risk management, control of aggregate exposures to catastrophe events, capital, investments and support operations. Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results. Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses and are analyzed using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commission and brokerage and other underwriting expenses by earned premium.

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

                                  U.S. Reinsurance
                                                         Three Months Ended
                                                             March 31,
(Dollars in thousands)                                  2007            2006
                                                      --------------------------
Gross written premiums                                $ 354,352       $ 394,397
Net written premiums                                    260,981         295,686

Premiums earned                                       $ 263,185       $ 289,717
Incurred losses and loss adjustment expenses             86,882         218,488
Commission and brokerage                                 54,647          67,397
Other underwriting expenses                               6,491           4,776
                                                      --------------------------
Underwriting gain (loss)                              $ 115,165       $    (944)
                                                      --------------------------

                               U.S. Insurance
                                                         Three Months Ended
                                                             March 31,
(Dollars in thousands)                                  2007            2006
                                                      --------------------------
Gross written premiums                                $ 217,373       $ 218,006
Net written premiums                                    139,583         156,322

Premiums earned                                       $ 140,565       $ 140,977
Incurred losses and loss adjustment expenses            141,029         105,983
Commission and brokerage                                 21,173          18,537
Other underwriting expenses                              12,365          10,705
                                                      --------------------------
Underwriting (loss) gain                              $ (34,002)      $   5,752
                                                      --------------------------

                          Specialty Underwriting
                                                         Three Months Ended
                                                             March 31,
(Dollars in thousands)                                  2007            2006
                                                      --------------------------
Gross written premiums                                $  54,681       $  64,026
Net written premiums                                     36,450          48,327

Premiums earned                                       $  38,614       $  51,734
Incurred losses and loss adjustment expenses             29,843          57,058
Commission and brokerage                                  9,304          14,114
Other underwriting expenses                               1,589           1,305
                                                      --------------------------
Underwriting loss                                     $  (2,122)      $ (20,743)
                                                      --------------------------

                            International
                                                         Three Months Ended
                                                             March 31,
(Dollars in thousands)                                  2007            2006
                                                      --------------------------
Gross written premiums                                $ 173,344       $ 175,522
Net written premiums                                    121,272         125,916

Premiums earned                                       $ 127,474       $ 121,250
Incurred losses and loss adjustment expenses             68,261          83,982
Commission and brokerage                                 28,851          24,431
Other underwriting expenses                               3,718           2,678
                                                      --------------------------
Underwriting gain                                     $  26,644       $  10,159
                                                      --------------------------

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

                                                         Three Months Ended
                                                             March 31,
(Dollars in thousands)                                  2007            2006
                                                      --------------------------
Underwriting gain (loss)                              $ 105,685       $  (5,776)
Net investment income                                    95,934          83,905
Net realized capital gain                                33,874           9,020
Corporate expense                                          (584)           (938)
Interest, fee and bond issue cost amortization expense  (17,413)        (17,430)
Other expense                                            (1,163)        (13,047)
                                                      --------------------------
Income before taxes                                   $ 216,333       $  55,734
                                                      --------------------------

Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006

Written Premiums. Gross written premiums decreased 6.1% to $799.8 million for the three months ended March 31, 2007 from $852.0 million for the three months ended March 31, 2006. The Specialty Underwriting operation decreased 14.6% ($9.3 million) driven by a $9.9 million reduction in surety premiums and a $1.7 million decrease in marine and aviation premiums, partially offset by a $2.3 million increase in A&H premiums. The U.S. Reinsurance operation decreased 10.2% ($40.0 million), principally reflecting a $66.5 million decrease in treaty casualty business in addition to a $7.0 million decline in facultative writings, partially offset by a $33.4 million increase in treaty property business. The International operation decreased 1.2% ($2.2 million), primarily due to a $5.9 million decrease in Asian business, partially offset by a $4.8 million increase in Canadian business. The U.S. Insurance operation remained relatively flat year over year. The Company endeavors to write only business that meets its profit criteria; generally, increases and decreases in a line of business or region are the result of changing perceptions of the profit opportunities in the various markets.

Ceded premiums increased to $241.5 million for the three months ended March 31, 2007 from $225.7 million for the three months ended March 31, 2006. Ceded premiums relate primarily to quota share reinsurance agreements between Everest Re and Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”).

Net written premiums decreased by 10.9% to $558.3 million for the three months ended March 31, 2007 compared to $626.3 million for the three months ended March 31, 2006, reflecting the $52.2 million decrease in gross written premiums and the $15.8 million increase in ceded premiums.

Premiums Earned. Net premiums earned decreased 5.6% to $569.8 million in the three months ended March 31, 2007 from $603.7 million for the three months ended March 31, 2006. Contributing to this decrease was a 25.4% ($13.1 million) decrease in the Specialty Underwriting operation, a 9.2% ($26.5 million) decrease in the U.S. Reinsurance operation and a 0.3% ($0.4 million) decrease in the U.S. Insurance operation, partially offset by a 5.1% ($6.2 million) increase in the International operation. Additional premiums, related to catastrophe business, included in net earned premiums contributed $4.8 million for the three months ended March 31, 2007 compared to a reduction to net earned premiums of $1.0 million for the three months ended March 31, 2006. The changes reflect period to period changes in net written premiums and business mix, together with normal variability in earning patterns. Business mix changes occur as the Company shifts emphasis between products, lines of business, distribution channels and markets, and as individual contracts renew or non-renew, often with changes in coverage, structure, prices and/or terms and as new contracts are accepted. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and daily underwriting decisions, can and does introduce appreciable variability in various underwriting line items. Changes in estimates of the reporting patterns of ceding companies also affect premiums earned.

Expenses
Incurred Losses and LAE. The Company’s loss and LAE reserves reflect estimates of ultimate claim liability. Such estimates are re-evaluated on an ongoing basis, including re-estimates of prior period reserves, taking into consideration all available information and, in particular, recently reported loss and claim experience related to prior periods. The effect of such re-evaluations is recorded in incurred losses for the current period.

The following table shows the components of the Company’s incurred losses and LAE for the three months ended as indicated:

                                      March 31, 2007                  March 31, 2006
                              Current    Prior       Total     Current    Prior      Total
(Dollars in millions)          Year      Years     Incurred     Year      Years     Incurred
                             ------------------------------   ------------------------------
All Segments
 Attritional (a)             $ 305.0    $  16.6    $ 321.6    $ 410.9    $   4.1    $ 415.0
 Catastrophes                    4.2        0.2        4.4         -        49.9       49.9
 A&E                              -          -          -          -         0.6        0.6
                             ------------------------------   ------------------------------
 Total All segments          $ 309.2    $  16.8    $ 326.0    $ 410.9    $  54.6    $ 465.5
                             ------------------------------   ------------------------------
 Loss Ratio                    54.3%       2.9%      57.2%      68.1%       9.0%      77.1%

(a) Attritional losses exclude catastrophe and A&E losses.
(Some amounts may not reconcile due to rounding.)

The Company’s incurred losses and LAE decreased 30.0% to $326.0 million for the three months ended March 31, 2007 from $465.5 million for the three months ended March 31, 2006, primarily reflective of improved prior years catastrophe losses, lower attritional losses due to lower earned premiums, a lower accident year loss ratio in the current quarter and mix of business, partially offset by a slight increase in current year catastrophe losses.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by current year net premiums earned, improved by 19.9 points to 57.2% for the three months ended March 31, 2007 over the comparable 2006 period, principally due to an 8.3 point improvement of prior years catastrophe losses, coupled with a 12.3 point improvement of current and prior years attritional losses, partially offset by 0.7 points of current year catastrophe losses.

The following table shows the U.S. Reinsurance segment components of incurred losses and LAE for the three months ended as indicated:

                                      March 31, 2007                  March 31, 2006
                              Current    Prior       Total     Current    Prior      Total
(Dollars in millions)          Year      Years     Incurred     Year      Years     Incurred
                             ------------------------------   ------------------------------

Attritional                  $ 114.0    $ (19.5)   $  94.5    $ 176.6    $  25.8    $ 202.4
Catastrophes                      -        (7.6)      (7.6)        -        15.5       15.5
A&E                               -          -          -          -         0.6        0.6
                             ------------------------------   ------------------------------
Total segment                $ 114.0    $ (27.1)   $  86.9    $ 176.6    $  41.9    $ 218.5
                             ------------------------------   ------------------------------
Loss Ratio                     43.3%     -10.3%      33.0%      61.0%      14.5%      75.4%
(Some amounts may not reconcile due to rounding.)

The U.S. Reinsurance segment’s incurred losses and LAE decreased 60.2%, or $131.6 million, for the three months ended March 31, 2007 as compared to the same period in 2006, principally due to the reduction in current and prior years attritional losses within treaty property. The segment’s loss ratio for the three months ended March 31, 2007 improved by 42.4 points over the first quarter of 2006, reflecting a 17.7 point improvement in current year attritional losses and 24.7 point improvement in prior years losses.

The following table shows the U.S. Insurance segment components of incurred losses and LAE for the three months ended as indicated:

                                      March 31, 2007                  March 31, 2006
                              Current    Prior       Total     Current    Prior      Total
(Dollars in millions)          Year      Years     Incurred     Year      Years     Incurred
                             ------------------------------   ------------------------------

Attritional                  $  97.4    $  43.7    $ 141.1    $ 127.2    $ (21.5)   $ 105.7
Catastrophes                      -        (0.1)      (0.1)        -         0.3        0.3
                             ------------------------------   ------------------------------
Total segment                $  97.4    $  43.6    $ 141.0    $ 127.2    $ (21.2)   $ 106.0
                             ------------------------------   ------------------------------
Loss Ratio                     69.3%      31.0%     100.3%      90.2%     -15.0%      75.2%
(Some amounts may not reconcile due to rounding.)

The U.S. Insurance segment’s incurred losses and LAE increased 33.1%, or $35.0 million, for the three months ended March 31, 2007 as compared to the same period in 2006, mainly reflecting prior years attritional reserve strengthening for the run-off of a credit insurance program. The Company was able to better analyze historical experience and project it to ultimate as a result of the program manager eliminating its claim backlog. Analysis of the additional data led the Company to conclude that ultimate experience would be more adverse than previously expected.

The following table shows the Specialty Underwriting segment components of incurred losses and LAE for the three months ended as indicated:

                                      March 31, 2007                  March 31, 2006
                              Current    Prior       Total     Current    Prior      Total
(Dollars in millions)          Year      Years     Incurred     Year      Years     Incurred
                             ------------------------------   ------------------------------

Attritional                  $  23.2    $   -      $  23.2    $  37.2     $ (3.5)   $  33.7
Catastrophes                      -        6.6         6.6         -        23.3       23.3
                             ------------------------------   ------------------------------
Total segment                $  23.2    $  6.6     $  29.8    $  37.2     $ 19.8    $  57.1
                             ------------------------------   ------------------------------
Loss Ratio                     60.2%     17.1%       77.3%      72.0%      38.3%     110.3%
(Some amounts may not reconcile due to rounding.)

The Specialty Underwriting segment’s incurred losses and LAE decreased 47.7%, or $27.2 million, for the three months ended March 31, 2007 as compared to the same period in 2006, reflecting reduced prior years catastrophe losses principally for the marine line of business, coupled with a lower current year attritional loss ratio.

The following table shows the International segment components of incurred losses and LAE for the three months ended as indicated:

                                      March 31, 2007                  March 31, 2006
                              Current    Prior       Total     Current    Prior      Total
(Dollars in millions)          Year      Years     Incurred     Year      Years     Incurred
                             ------------------------------   ------------------------------

Attritional                  $  70.3    $  (7.6)   $  62.7    $  69.9    $   3.3    $  73.2
Catastrophes                     4.2        1.3        5.5         -        10.8       10.8
                             ------------------------------   ------------------------------
Total segment                $  74.5    $  (6.3)   $  68.3    $  69.9    $  14.1    $  84.0
                             ------------------------------   ------------------------------
Loss Ratio                     58.5%      -4.9%      53.5%      57.6%      11.6%      69.3%
(Some amounts may not reconcile due to rounding.)

The International segment’s incurred losses and LAE decreased 18.7%, or $15.7 million, for the three months ended March 31, 2007 as compared to the same period in 2006. The segment’s loss ratio improved by 15.8 points over the comparable 2006 period, primarily due to the 16.5 point improvement of prior years losses.

Underwriting Expenses. Underwriting expenses are comprised of commission, brokerage, taxes and fees as well as other underwriting expenses, the latter being the direct expenses of the Company. Total underwriting expenses were $138.7 million and $144.9 million for the three months ended March 31, 2007 and 2006, respectively. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 24.4% and 24.0% for the three months ended March 31, 2007 and 2006, respectively.

The following table shows the expense ratios for each of the Company’s operating segments for the three months ended March 31, 2007 and 2006.

                            Segment Expense Ratios
-----------------------------------------------------------------------------------
Segment                                                             2007     2006
-----------------------------------------------------------------------------------
U.S. Reinsurance                                                    23.2%    24.9%
U.S. Insurance                                                      23.9%    20.7%
Specialty Underwriting                                              28.2%    29.8%
International                                                       25.6%    22.3%

Segment underwriting expenses decreased by 4.0% to $138.1 million for the three months ended March 31, 2007 from $143.9 million for the three months ended March 31, 2006. Commission, brokerage, taxes and fees decreased by $10.5 million, principally due to decreased premium volume and changes in the mix of business. Segment other underwriting expenses for the three months ended March 31, 2007 were $24.2 million compared to $19.5 million for the three months ended March 31, 2006, primarily due to an increase in compensation and benefit costs. Contributing to the segment underwriting expense decrease were a 29.4% ($4.5 million) decrease in the Specialty Underwriting operation and a 15.3% ($11.0 million) decrease in the U.S. Reinsurance operation, partially offset by a 20.1% ($5.5 million) increase in the International operation and a 14.7% ($4.3 million) increase in the U.S. Insurance operation. The changes for each operation’s expenses principally resulted from changes in commission expenses due to changes in premium volume and business mix by class and type.

The Company’s combined ratio, which is the sum of the loss and expense ratios, decreased by 19.5 points to 81.6% in the three months ended March 31, 2007 compared to 101.1% for the three months ended March 31, 2006, primarily as a result of lower prior years’ catastrophe and attritional losses.

The following table shows the combined ratios for each of the Company’s operating segments for the three months ended March 31, 2007 and 2006. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

                            Segment Combined Ratios
-----------------------------------------------------------------------------------
Segment                                                              2007     2006
-----------------------------------------------------------------------------------
U.S. Reinsurance                                                     56.2%   100.3%
U.S. Insurance                                                      124.2%    95.9%
Specialty Underwriting                                              105.5%   140.1%
International                                                        79.1%    91.6%

Investment Results. Net investment income increased 14.3% to $95.9 million for the three months ended March 31, 2007 from $83.9 million for the three months ended March 31, 2006, reflecting the growth in invested assets to $8.6 billion at March 31, 2007 from $8.5 billion at March 31, 2006; additional other investment income from limited partnerships, which income tends to fluctuate period over period and a reduction in interest credited on funds held. Period to period changes in investment income are impacted by changes in the level and mix of invested assets and prevailing interest rates.

The following table shows the components of net investment income for the three months ended March 31, 2007 as indicated:

(Dollars in thousands)                                                          2007        2006
                                                                              ---------  ---------
Fixed maturities                                                              $ 75,144   $ 74,904
Equity securities                                                                2,840      2,805
Short-term investments                                                           8,473      4,082
Other investment income                                                         11,138      6,736
                                                                              ---------  ---------
Total gross investment income                                                   97,595     88,527
Interest credited and other expense                                             (1,661)    (4,622)
                                                                              ---------  ---------
Total investment expenses                                                     $ 95,934   $ 83,905
                                                                              ---------  ---------

The following table shows a comparison of various investment yields for the periods indicated:

                                                                      2007       2006
--------------------------------------------------------------------------------------
Imbedded pre-tax yield of cash and invested assets at
  March 31 and December 31                                            4.8%       4.6%
Imbedded after-tax yield of cash and invested assets at
  March 31 and December 31                                            3.8%       3.7%
Annualized pre-tax yield on average cash and invested
  assets for the three months ended March 31                          4.6%       4.4%
Annualized after-tax yield on average cash and invested
  assets for the three months ended March 31                          3.6%       3.6%

Net realized capital gains of $33.9 million for the three months ended March 31, 2007 reflected realized capital gains on the Company’s investments of $31.7 million, resulting principally from gains on the sale of equity securities of $31.0 million, gains on the sale of fixed maturities of $0.6 million and a $2.3 million fair value adjustment on equity and other invested asset securities, partially offset by $0.1 million of realized capital losses primarily on the sale of equity securities. Net realized capital gains of $9.0 million for the three months ended March 31, 2006 reflected $4.8 million of realized capital gains on the sale of equity securities and $4.2 million from the sale of fixed maturities.

Corporate, Non-allocated Expenses. Corporate underwriting expenses not allocated to segments were $0.6 million and $0.9 million for the three months ended March 31, 2007 and 2006, respectively.

Interest, fees and bond issue cost amortization expense for the three months ended March 31, 2007 and 2006 were $17.4 million. For the three months ended March 31, 2007 and 2006 this expense was comprised of $7.8 million related to the senior notes, $9.4 million related to the junior subordinated debt securities, $0.2 million related to the bond issue cost amortization and less than $0.05 million related to the credit line under the Company’s revolving credit facility.

Other expense for the three months ended March 31, 2007 was $1.2 million compared to $13.0 million for the three months ended March 31, 2006. The change in other expense for the three months ended March 31, 2007 was primarily due to fluctuations in foreign currency exchange.

Income Taxes. The Company’s income tax expense is primarily a function of the U.S. statutory tax rates, coupled with the impact from tax preferenced investment income. The Company recorded income tax expense of $57.0 million for the three months ended March 31, 2007 compared to $12.2 million for the three months ended

March 31, 2006. The increase in tax expense and effective tax rate was primarily due to the increase in pre-tax income, which mitigated the impact of tax preferenced investments on the effective tax rate.

Net Income. Net income for the three months ended March 31, 2007 was $159.3 million compared to $43.5 million for the three months ended March 31, 2006 increased primarily due to the improved underwriting results and increased realized capital gains.

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

The Company’s investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with its current and projected operating results, market conditions and the Company’s tax position. The fixed maturities in the investment portfolio are comprised of available for sale securities. Additionally, the Company invests in equity securities, which it believes will enhance the risk-adjusted total return of the investment portfolio.

The overall investment strategy considers the scope of present and anticipated Company operations. In particular, estimates of the financial impact resulting from non-investment asset and liability transactions, together with the Company’s capital structure and other factors, are used to develop a net liability analysis. This analysis includes estimated payout characteristics for which the investments of the Company provide liquidity. This analysis is considered in the development of specific investment strategies for asset allocation, duration and credit quality. The change in overall market sensitive risk exposure principally reflects the asset changes that took place during the period.

Interest Rate Risk. The Company’s $8.6 billion investment portfolio at March 31, 2007 is principally comprised of fixed maturity securities, which are subject to interest rate risk and foreign currency rate risk, and equity securities, which are subject to price fluctuations. The impact of the foreign exchange risks on the investment portfolio is generally mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $207.0 million of mortgage-backed securities. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on the Company’s fixed maturity portfolio (including $732.7 million of short-term investments) as of March 31, 2007 based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

                                              As of March 31, 2007
                                      Interest Rate Shift in Basis Points
--------------------------------------------------------------------------------------------------------
                                         -200          -100           0             100           200
--------------------------------------------------------------------------------------------------------
Total Market Value                    $ 7,343.9     $ 7,042.7     $ 6,737.1     $ 6,391.4     $ 6,020.9
Market Value Change from Base (%)           9.0%          4.5%          0.0%         -5.1%        -10.6%
Change in Unrealized Appreciation
After-tax from Base ($)               $   394.5     $   198.7     $      -      $  (224.7)    $  (465.5)

The Company had $7,269.0 million and $7,397.3 million of reserves for losses and LAE as of March 31, 2007 and December 31, 2006, respectively. These amounts are recorded at their nominal value as opposed to fair value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the fair value of the reserves is less than the nominal value. As interest rates rise, the fair value of the reserves decreases and, conversely, as interest rates decline, the fair value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between fair value and nominal value is not reflected in the Company’s financial statements, the Company’s financial results will include investment income over time from the investment portfolio until the claims are paid. The Company’s loss and loss reserve obligations have an expected duration that is reasonably consistent with the Company’s fixed income portfolio.

Equity Risk. Equity risk is the potential change in market value of the common stock and preferred stock portfolios arising from changing equity prices. The Company’s equity investments are mainly exchange traded and mutual funds, which invest principally in high quality common and preferred stocks that are traded on the major exchanges in the U.S. The primary investment objective of the equity portfolio is to obtain greater total return relative to bonds over time through market appreciation and income.

The table below displays the impact on market value and after-tax change in fair value of a 10% and 20% change in equity prices up and down for the period indicated. All amounts are in U.S. dollars and are presented in millions.

                                            As of March 31, 2007
                                     Change in Equity Values in Percent
--------------------------------------------------------------------------------------------------------
                                          -20%        -10%            0%           10%           20%
--------------------------------------------------------------------------------------------------------
Fair Value of the Equity Portfolio     $  934.3     $ 1,051.0     $ 1,167.8     $ 1,284.6     $ 1,401.4
After-tax Change in Fair Value         $ (151.8)    $   (75.9)    $      -      $    75.9     $   151.8

Foreign Exchange Risk. Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of the Company’s non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, the Company prefers to maintain the capital of its foreign operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. The Company mitigates foreign exchange exposure by generally matching the currency and duration of its assets to its corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52 “Foreign Currency Translation”, the Company translates the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income (loss). As of March 31, 2007 there has been no material change in exposure to foreign exchange rates as compared to December 31, 2006.

Safe Harbor Disclosure. This report contains forward-looking statements within the meaning of the U.S. federal securities laws. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding the Company’s reserves for losses and LAE, the adequacy of the Company’s provision for uncollectible balances, estimates of the Company’s catastrophe exposure, the effects of catastrophic events on the Company’s financial statements and the ability of the Company’s subsidiaries to pay dividends. Forward-looking statements only reflect the Company’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from the Company’s expectations. Important factors that could cause the Company’s actual events or results to be materially different from the Company’s expectations include the uncertainties that surround the estimating of reserves for losses and LAE, those discussed in Note 5 of Notes to Consolidated Financial Statements (unaudited) included in this report and the risks described under the caption “Risk Factors” in the Company’s most recent Annual Report on Form 10-K, Part I, Item 1A. The Company undertakes no obligation to update or revise publicly any forward looking statements, whether as a result of new information, future events or otherwise.

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

EVEREST REINSURANCE HOLDINGS, INC.
OTHER INFORMATION

PART II – Item 1. Legal Proceedings

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company’s rights and obligations under insurance, reinsurance and other contractual agreements. In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it. In other matters, the Company is resisting attempts by others to collect funds or enforce alleged rights. These disputes arise from time to time and are ultimately resolved through both informal and formal means, including negotiated resolution, arbitration and litigation. In all such matters, the Company believes that its positions are legally and commercially reasonable. While the final outcome of these matters cannot be predicted with certainty, the Company does not believe that any of these matters, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an adverse resolution of one or more of these items in any one quarter or fiscal year could have a material adverse effect on the Company’s results of operations in that period.

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

None.

PART II – Item 3. Defaults Upon Senior Securities

None.

PART II - Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II – Item 5. Other Information

None.

Part II – Item 6. Exhibits

Exhibit Index:

Exhibit No.	Description

31.1	Section 302 Certification of Joseph V. Taranto

31.2	Section 302 Certification of Craig Eisenacher

32.1	Section 906 Certification of Joseph V. Taranto and Craig Eisenacher

Everest Reinsurance Holdings, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everest Reinsurance Holdings, Inc.
(Registrant)

/s/ CRAIG EISENACHER
Craig Eisenacher
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

Dated: May 15, 2007