Form 10-Q
period 2007-06-30
EVEREST REINSURANCE HOLDINGS INC
filed 2007-08-14
CIK 914748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2007		Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC. (Exact name of registrant as specified in its charter)
Delaware		22-3263609
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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

Large accelerated filer	Accelerated filer		Non-accelerated filer	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

YES		NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at August 1, 2007
Common Stock, $.01 par value	1,000

EVEREST REINSURANCE HOLDINGS, INC.

Index To Form 10-Q

PART I

FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2007 (unaudited)
	and December 31, 2006	3

	Consolidated Statements of Operations and Comprehensive Income for the
	three and six months ended June 30, 2007 and 2006 (unaudited)	4

	Consolidated Statements of Changes in Stockholder’s Equity for the
	three and six months ended June 30, 2007 and 2006 (unaudited)	5

	Consolidated Statements of Cash Flows for the three and six months
	ended June 30, 2007 and 2006 (unaudited)	6

	Notes to Consolidated Interim Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operation	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	38

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 5.	Other Information	39

Item 6.	Exhibits	40

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                          June 30,     December 31,
(Dollars in thousands, except par value per share)                                         2007           2006
                                                                                       -------------- --------------
                                                                                        (unaudited)
ASSETS:
Fixed maturities - available for sale, at market value
 (amortized cost: 2007, $5,762,014; 2006, $5,959,228)                                   $  5,846,001   $  6,137,410
Equity securities - available for sale, at market value
 (cost: 2007, $16,393; 2006, $874,289)                                                        16,393      1,189,341
Equity securities - at fair value                                                            826,845              -
Short-term investments                                                                     1,495,720        657,674
Other invested assets (cost: 2007, $417,686; 2006, $329,914)                                 420,353        330,875
Other invested assets, at fair value                                                         228,035              -
Cash                                                                                          95,320        136,535
                                                                                       -------------- --------------
  Total investments and cash                                                               8,928,667      8,451,835
Accrued investment income                                                                     84,771         85,447
Premiums receivable                                                                          890,102        939,625
Reinsurance receivables - unaffiliated                                                       702,605        751,121
Reinsurance receivables - affiliated                                                       1,652,360      1,511,856
Funds held by reinsureds                                                                     118,840        133,965
Deferred acquisition costs                                                                   228,929        240,346
Prepaid reinsurance premiums                                                                 366,673        391,336
Deferred tax asset                                                                           253,136        248,214
Federal income tax recoverable                                                                12,468              -
Other assets                                                                                 161,868        134,550
                                                                                       -------------- --------------
TOTAL ASSETS                                                                            $ 13,400,419   $ 12,888,295
                                                                                       -------------- --------------

LIABILITIES:
Reserve for losses and adjustment expenses                                              $  7,265,131   $  7,397,270
Unearned premium reserve                                                                   1,321,090      1,423,677
Funds held under reinsurance treaties                                                        113,789        112,658
Losses in the course of payment                                                               63,425         62,943
Commission reserves                                                                           32,653         22,483
Other net payable to reinsurers                                                              447,472        385,926
Current federal income taxes payable                                                               -         32,010
8.75% Senior notes due 3/15/2010                                                             199,621        199,560
5.4% Senior notes due 10/15/2014                                                             249,670        249,652
6.6% Long term notes due 05/01/2067                                                          399,637              -
Junior subordinated debt securities payable                                                  546,393        546,393
Accrued interest on debt and borrowings                                                       14,368         10,041
Other liabilities                                                                            230,690        227,298
                                                                                       -------------- --------------
  Total liabilities                                                                       10,883,939     10,669,911
                                                                                       -------------- --------------

Commitments and Contigencies (Note 5)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
 1,000 shares issued and outstanding (2007 and 2006)                                               -              -
Additional paid-in capital                                                                   304,585        300,764
Accumulated other comprehensive income, net of deferred income taxes of
 $41.8 million at 2007 and $179.1 million at 2006                                             77,560        332,578
Retained earnings                                                                          2,134,335      1,585,042
                                                                                       -------------- --------------
  Total stockholder's equity                                                               2,516,480      2,218,384
                                                                                       -------------- --------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                              $ 13,400,419   $ 12,888,295
                                                                                       -------------- --------------

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

                                                           Three Months Ended              Six Months Ended
                                                                June 30,                       June 30,
                                                      ------------------------------ ------------------------------
(Dollars in thousands)                                    2007            2006           2007            2006
                                                      ------------------------------ ------------------------------
                                                               (unaudited)                    (unaudited)
REVENUES:
Premiums earned                                           $ 565,426       $ 501,488    $ 1,135,264     $ 1,105,166
Net investment income                                       106,852          91,922        202,786         175,827
Net realized capital gains                                   89,585           2,204        123,459          11,224
Other (expense) income                                      (13,277)          7,013        (14,440)         (6,034)
                                                      ------------------------------ ------------------------------
Total revenues                                              748,586         602,627      1,447,069       1,286,183
                                                      ------------------------------ ------------------------------

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses                315,332         307,334        641,347         772,845
Commission, brokerage, taxes and fees                       121,927          95,567        235,902         220,046
Other underwriting expenses                                  27,114          24,736         51,861          45,138
Interest expense on senior notes                              7,790           7,787         15,579          15,573
Interest expense on long term notes                           4,327               -          4,327               -
Interest expense on junior subordinated debt                  9,362           9,362         18,724          18,724
Amortization of bond issue costs                              2,687             234          2,922             469
Interest and fee expense on credit facility                      26              47             53              94
                                                      ------------------------------ ------------------------------
Total claims and expenses                                   488,565         445,067        970,715       1,072,889
                                                      ------------------------------ ------------------------------

INCOME BEFORE TAXES                                         260,021         157,560        476,354         213,294
Income tax expense                                           74,830          36,178        131,845          48,407
                                                      ------------------------------ ------------------------------

NET INCOME                                                $ 185,191       $ 121,382    $   344,509     $   164,887
                                                      ------------------------------ ------------------------------
Other comprehensive loss, net of tax                        (47,086)        (61,914)       (50,234)        (55,114)
                                                      ------------------------------ ------------------------------

COMPREHENSIVE INCOME                                      $ 138,105       $  59,468    $   294,275     $   109,773
                                                      ------------------------------ ------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER'S EQUITY

                                                                     Three Months Ended             Six Months Ended
                                                                          June 30,                      June 30,
                                                                 ----------------------------  ----------------------------
(Dollars in thousands, except share amounts)                         2007           2006           2007           2006
                                                                 ----------------------------  ----------------------------
                                                                         (unaudited)                   (unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period                                             1,000         1,000          1,000          1,000
                                                                 ----------------------------  ----------------------------
Balance, end of period                                                   1,000         1,000          1,000          1,000
                                                                 ----------------------------  ----------------------------

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period                                       $   301,373   $   296,199    $   300,764    $   292,281
Share-based compensation plans                                           3,212           192          3,821          4,110
                                                                 ----------------------------  ----------------------------
Balance, end of period                                                 304,585       296,391        304,585        296,391
                                                                 ----------------------------  ----------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period                                           124,646       253,085        332,578        246,285
Cumulative effect to adopt FAS 159, net of tax                               -             -       (204,784)             -
Net decrease during the period                                         (47,086)      (61,914)       (50,234)       (55,114)
                                                                 ----------------------------  ----------------------------
Balance, end of period                                                  77,560       191,171         77,560        191,171
                                                                 ----------------------------  ----------------------------

RETAINED EARNINGS:
Balance, beginning of period                                         1,949,144     1,295,641      1,585,042      1,252,136
Cumulative effect to adopt FAS 159, net of tax                               -             -        204,784              -
Net income                                                             185,191       121,382        344,509        164,887
                                                                 ----------------------------  ----------------------------
Balance, end of period                                               2,134,335     1,417,023      2,134,335      1,417,023
                                                                 ----------------------------  ----------------------------

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD                          $ 2,516,480   $ 1,904,585    $ 2,516,480    $ 1,904,585
                                                                 ----------------------------  ----------------------------

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Three Months Ended            Six Months Ended
                                                                           June 30,                     June 30,
                                                                  ---------------------------- ----------------------------
(Dollars in thousands)                                                2007           2006          2007           2006
                                                                  ---------------------------- ----------------------------
                                                                          (unaudited)                  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net  income                                                          $ 185,191      $ 121,382      $ 344,509     $ 164,887
 Adjustments to reconcile net income to net cash provided by operating activities:
  Decrease in premiums receivable                                       21,997         86,276         51,492        82,283
  Decrease (increase) in funds held by reinsureds, net                  13,805        (19,586)        16,227       (87,084)
  (Increase) decrease in reinsurance receivables                       (28,528)         1,552        (87,778)        3,815
  Decrease (increase) in deferred tax asset                              5,642          3,963         22,128        (3,283)
  Decrease in reserve for losses and loss adjustment expenses          (32,438)      (175,976)      (159,415)     (166,349)
  Decrease in unearned premiums                                        (93,203)       (19,119)      (106,561)       (8,739)
  Change in other assets and liabilities, net                          (31,938)        78,645         37,689       176,365
  Amortization of bond premium                                          (1,935)         2,630         (2,015)        5,752
  Amortization of underwriting discount on senior notes                     41             37             80            73
  Realized capital gains                                               (89,585)        (2,204)      (123,459)      (11,224)
                                                                  ---------------------------- ----------------------------
Net cash (used in) provided by operating activities                    (50,951)        77,600         (7,103)      156,496
                                                                  ---------------------------- ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale     182,237        108,465        347,120       208,573
Proceeds from fixed maturities sold - available for sale                 6,822            386         11,947        40,862
Proceeds from equity securities sold - fair value                      506,501         66,597        672,560        93,582
Proceeds from other invested assets sold                                 3,933         20,821         23,732        24,087
Cost of fixed maturities acquired - available for sale                 (91,092)       (26,323)      (133,118)     (349,619)
Cost of equity securities acquired - fair value                       (102,453)       (94,976)      (231,912)     (120,045)
Cost of other invested assets acquired                                 (58,404)       (23,642)       (90,493)      (52,076)
Cost of other invested assets acquired, at fair market value                 -              -       (200,080)            -
Net (purchases) sales of short-term securities                        (747,504)      (115,398)      (822,285)        7,665
Net (increase) decrease in unsettled securities transactions           (22,450)         8,371         (4,490)       (1,256)
                                                                  ---------------------------- ----------------------------
Net cash used in investing activities                                 (322,410)       (55,699)      (427,019)     (148,227)
                                                                  ---------------------------- ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation                                3,212            192          3,821         4,110
Net proceeds from issuance of long term notes                          395,637              -        395,637             -
                                                                  ---------------------------- ----------------------------
Net cash provided by financing activities                              398,849            192        399,458         4,110
                                                                  ---------------------------- ----------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (7,325)           798         (6,551)        6,143
                                                                  ---------------------------- ----------------------------

Net increase (decrease) in cash                                         18,163         22,891        (41,215)       18,522
Cash, beginning of period                                               77,157         61,825        136,535        66,194
                                                                  ---------------------------- ----------------------------
Cash, end of period                                                  $  95,320      $  84,716      $  95,320     $  84,716
                                                                  ---------------------------- ----------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
  Income taxes paid (recovered)                                      $ 120,955      $  24,640      $ 134,784     $ (27,799)
  Interest paid                                                      $  16,138      $  16,160      $  34,277     $  34,319

Non-cash financing transaction:
  Non-cash tax benefit from stock options exercised                    $ 3,212          $ 192        $ 3,821       $ 4,110

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2007 and 2006

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

The unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2007 and 2006 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2006, 2005 and 2004 included in the Company’s most recent Form 10-K filing.

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

3. Investments, Fair Value

Effective January 1, 2007, the Company adopted and implemented FAS 159 and FAS 157 for its equity securities available for sale and other invested assets, which are publicly traded equity securities. In conjunction with the Company implementing a more active management strategy for these specific investments, FAS 159 and FAS 157 provided an appropriate accounting and presentation of these investments in the Company’s consolidated financial statements. The Company did not elect FAS 159 for those equity investments in affiliated non-consolidated special purpose vehicles and non-publicly traded limited partnership investments. Upon adoption, the Company recognized a $204.8 million cumulative-effect adjustment to retained earnings, net of $110.3 million of tax. The Company recorded a $101.0 million realized gain in net realized capital gains in the consolidated statements of operations and comprehensive income due to fair value re-measurement for the six months ended June 30, 2007.

The following table presents the equity securities fair value measurements as of June 30, 2007:

                                                                   Fair Value Measurement Using
                                                  ---------------------------------------------------------------
                                                    Quoted Prices
                                                      in Active            Significant
                                                     Markets for              Other              Significant
                                                      Identical             Observable           Unobservable
                                                        Assets                Inputs                Inputs
(Dollars in thousands)       June 30, 2007            (Level 1)             (Level 2)             (Level 3)
                                                  ---------------------------------------------------------------

Equity securities                $ 826,845           $ 826,845             $       -              $        -
Other invested assets              228,035             228,035                     -                       -

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

•	On December 1, 2005, Group issued 2,298,000 of its common shares at a price of $102.89 per share, which resulted in $236.4 million of proceeds before expenses and Holdings sold Group shares it acquired in 2002 at a price of $102.89 per share, which resulted in $46.5 million of proceeds before expenses. Expenses incurred for this transaction were approximately $0.3 million.

•	On April 26, 2007, Holdings completed a public offering of $400.0 million principal amount of 6.6% fixed to floating rate long term subordinated notes with a scheduled maturity date of May 15, 2037 and a final maturity date of May 1, 2067. The net proceeds from the offering are expected to be used to redeem all of the outstanding 7.85% junior subordinated debt securities as soon as possible after November 14, 2007 and for general corporate purposes.

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

As of June 30, 2007, approximately 9% of the Company’s gross reserves are an estimate of the Company’s ultimate liability for A&E claims. This estimate is made based on judgmental assessment of the underlying exposures as the result of (1) long and variable reporting delays, both from insureds to insurance companies and from ceding companies to reinsurers; (2) historical data, which is more limited and variable on A&E losses than historical information on other types of casualty claims; and (3) unique aspects of A&E exposures for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims. Among the uncertainties are: (a) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of asbestos or environmental contamination; (c) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (d) changes in underlying laws and judicial interpretation of those laws; (e) the potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (f) questions concerning interpretation and application of insurance and reinsurance coverage; and (g) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

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

The following table summarizes incurred losses with respect to A&E on both a gross and net of retrocessional basis for the periods indicated:

                                                   Three Months Ended           Six Months Ended
(Dollars in thousands)                                  June 30,                   June 30,
                                                -------------------------  -------------------------
                                                    2007          2006        2007           2006
                                                -------------------------  -------------------------
Gross basis:
Beginning of period reserves                     $ 632,239     $ 639,635    $ 650,134     $ 649,460
Incurred losses                                     40,000         6,400       40,000        16,400
Paid losses                                        (34,351)      (26,156)     (52,246)      (45,981)
                                                -----------   -----------  -----------   -----------
End of period reserves                           $ 637,888     $ 619,879    $ 637,888     $ 619,879
                                                -----------   -----------  -----------   -----------

Net basis:
Beginning of period reserves                     $ 303,985     $ 301,034    $ 313,308     $ 311,552
Incurred losses                                     16,475           640       16,475         1,246
Paid losses                                        (14,364)       (3,413)     (23,687)      (14,537)
                                                -----------   -----------  -----------   -----------
End of period reserves                           $ 306,096     $ 298,261    $ 306,096     $ 298,261
                                                -----------   -----------  -----------   -----------

The Company’s gross A&E liabilities stem from Mt. McKinley Insurance Company’s (“Mt. McKinley”) direct excess insurance business and Everest Re’s assumed business. At June 30, 2007, the gross reserves for A&E losses were comprised of $132.6 million representing case reserves reported by ceding companies, $143.0 million representing additional case reserves established by the Company on assumed reinsurance claims, $209.4 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $152.9 million representing incurred but not reported reserves (“IBNR”). Approximately 89%, or $570.4 million, of gross A&E reserves relate to asbestos, of which $310.1 million was for assumed business and $260.3 million was for direct excess business.

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

In 1993 and prior, the Company had a business arrangement with The Prudential wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at June 30, 2007 was $151.4 million.

Prior to its 1995 initial public offering, the Company purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at June 30, 2007 was $20.8 million.

6. Other Comprehensive Loss

The following table presents the components of other comprehensive loss for the periods indicated:

                                                             Three Months Ended         Six Months Ended
                                                                  June 30,                  June 30,
                                                          ------------------------  ------------------------
(Dollars in thousands)                                        2007        2006         2007            2006
                                                          ------------------------  ------------------------

Net unrealized depreciation of investments,
  net of deferred income taxes                             $ (57,181)   $ (66,630)   $ (60,117)   $ (63,101)
Currency translation adjustments, net of
  deferred income taxes                                       10,095        4,716        9,883        7,987
                                                          -----------  -----------  -----------  -----------
Other comprehensive loss, net of deferred
  income taxes                                             $ (47,086)   $ (61,914)   $ (50,234)   $ (55,114)
                                                          -----------  -----------  -----------  -----------

7. Trust Agreements

A subsidiary of the Company, Everest Re, has established a trust agreement as security for assumed losses payable to a non-affiliated ceding company, which effectively uses Everest Re’s investments as collateral. At June 30, 2007, the total amount on deposit in the trust account was $22.7 million.

8. Senior Notes

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010.

Interest expense incurred in connection with these senior notes was $7.8 million for the three months ended June 30, 2007 and 2006, and $15.6 million and for the six months ended June 30, 2007 and 2006. Market value, which is based on quoted market price at June 30, 2007 and December 31, 2006, was $239.6 million and $248.1 million, respectively, for the 5.40% senior notes and $214.5 million and $219.8 million, respectively, for the 8.75% senior notes.

9. Long Term Subordinated Notes

On April 26, 2007, Holdings completed a public offering of $400.0 million principal amount of 6.6% fixed to floating rate long term subordinated notes with a scheduled maturity date of May 15, 2037 and a final maturity date of May 1, 2067. During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest will be at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month London Interbank Offered Rate (“LIBOR”) plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded semi-annually to the period prior to May 15, 2017, and compounded quarterly with respect to the period from and including May 15, 2017.

Holdings can redeem the long term subordinated notes prior to May 15, 2017, in whole but not in part at the applicable redemption price, which will equal the greater of (a) 100% of the principal amount being redeemed and (b) the present value of the principal payment on May 15, 2017 and scheduled payments of interest that would have accrued from the redemption date to May 15, 2017 on the long term subordinated notes being redeemed, discounted to the redemption date on a semi-annual basis at a discount rate equal to the treasury rate plus an applicable spread of either 0.25% or 0.50%, in each case plus accrued and unpaid interest. Holdings may redeem the long term subordinated notes on or after May 15, 2017, in whole or in part at 100% of the principal amount plus accrued and unpaid interest; however, redemption on or after the scheduled maturity date and prior to May 1, 2047 are subject to a replacement capital covenant. This covenant is for the benefit of certain senior note holders such that these notes cannot be redeemed except to the extent that Holdings has received proceeds from the sale of replacement capital securities.

Interest expense incurred in connection with these long term notes was $4.3 million for the three and six months ended June 30, 2007. Market value, which is based on quoted market price at June 30, 2007, was $381.8 million for the 6.6% long term subordinated notes.

10. Junior Subordinated Debt Securities Payable

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

Fair value, which is primarily based on quoted market price of the related trust preferred securities at June 30, 2007 and December 31, 2006, was $302.4 million and $316.3 million, respectively, for the 6.20% junior subordinated debt securities and $220.4 million and $221.2 million, respectively, for the 7.85% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $9.4 million for the three months ended June 30, 2007 and 2006 and $18.7 million for the six months ended June 30, 2007 and 2006.

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

There are certain regulatory and contractual restrictions on the ability of the Company’s operating subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The insurance laws of the State of Delaware, where the Company’s direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to the Company that exceed certain statutory thresholds. In addition, the terms of Holdings Credit Facility (discussed in Note 11) require Everest Re, the Company’s principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year. At December 31, 2006, $2,451.4 million of the $3,102.6 million in net assets of the Company’s consolidated subsidiaries were subject to the foregoing regulatory restrictions.

11. Credit Line

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005. As of June 30, 2007, Holdings was in compliance with these covenants.

For the three and six months ended June 30, 2007 and 2006, there were no outstanding borrowings under the Holdings Credit Facility.

Interest expense and fees incurred in connection with the Holdings Credit Facility were $0.03 million and $0.05 million for the three and six months ended June 30, 2007, respectively. Interest expense and fees incurred in connection with the Holdings Credit Facility were $0.05 million and $0.1 million for the three and six months ended June 30, 2006, respectively.

12. Segment Results

The Company, through its subsidiaries, operates in four segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting and International. The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S. The U.S. Insurance operation writes property and casualty insurance primarily through general agents and surplus lines brokers within the U.S. The Specialty Underwriting operation writes accident and health (“A&H”), marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies. The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and offices in Miami and New Jersey.

These segments are managed in a coordinated fashion with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations. Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results.

Underwriting results include earned premium less losses and loss adjustment expenses (“LAE”) incurred, commission and brokerage expenses and other underwriting expenses. Underwriting results are measured using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commission and brokerage and other underwriting expenses by earned premium.

The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

                                                            U.S. Reinsurance
                                                Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
                                            ------------------------   ------------------------
(Dollars in thousands)                         2007         2006           2007        2006
                                            ------------------------   ------------------------
Gross written premiums                      $  271,670   $  262,018    $  626,022  $  656,415
Net written premiums                           202,995      193,529       463,976     489,215

Premiums earned                             $  238,970   $  206,600    $  502,155  $  496,317
Incurred losses and LAE                         80,436      136,869       167,318     355,357
Commission and brokerage                        61,142       46,941       115,789     114,338
Other underwriting expenses                      7,321        6,366        13,812      11,142
                                            -----------  -----------   ----------- -----------
Underwriting gain                           $   90,071   $   16,424    $  205,236  $   15,480
                                            -----------  -----------   ----------- -----------

                                                              U.S. Insurance
                                                Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
                                            ------------------------   ------------------------
(Dollars in thousands)                         2007         2006           2007        2006
                                            ------------------------   ------------------------
Gross written premiums                      $  161,637   $  195,390    $  379,010  $  413,396
Net written premiums                            94,492      115,924       234,075     272,245

Premiums earned                             $  121,580   $  127,886    $  262,145  $  268,863
Incurred losses and LAE                         84,084       87,726       225,113     193,709
Commission and brokerage                        17,149       10,390        38,322      28,927
Other underwriting expenses                     12,013       11,389        24,378      22,094
                                            -----------  -----------   ----------- -----------
Underwriting gain (loss)                    $    8,334   $   18,381    $  (25,668) $   24,133
                                            -----------  -----------   ----------- -----------

                                                           Specialty Underwriting
                                                Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
                                            ------------------------   ------------------------
(Dollars in thousands)                         2007         2006           2007        2006
                                            ------------------------   ------------------------
Gross written premiums                      $   76,377   $   53,087    $  131,058  $  117,113
Net written premiums                            55,602       35,579        92,052      83,906

Premiums earned                             $   56,346   $   35,620    $   94,960  $   87,354
Incurred losses and LAE                         36,935        8,064        66,778      65,122
Commission and brokerage                         9,371        8,277        18,675      22,391
Other underwriting expenses                      1,775        1,637         3,364       2,942
                                            -----------  -----------   ----------- -----------

Underwriting gain (loss)                    $    8,265   $   17,642    $    6,143  $   (3,101)
                                            -----------  -----------   ----------- -----------

                                                               International
                                                Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
                                            ------------------------   ------------------------
(Dollars in thousands)                         2007         2006           2007        2006
                                            ------------------------   ------------------------
Gross written premiums                      $  202,626   $  179,835    $  375,970  $  355,357
Net written premiums                           142,762      131,190       264,034     257,106

Premiums earned                             $  148,530   $  131,382    $  276,004  $  252,632
Incurred losses and LAE                        113,877       74,675       182,138     158,657
Commission and brokerage                        34,265       29,959        63,116      54,390
Other underwriting expenses                      4,332        3,685         8,050       6,363
                                            -----------  -----------   ----------- -----------
Underwriting (loss) gain                    $   (3,944)  $   23,063    $   22,700  $   33,222
                                            -----------  -----------   ----------- -----------

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

                                                Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
                                            ------------------------   ------------------------
(Dollars in thousands)                         2007         2006           2007        2006
                                            ------------------------   ------------------------
Underwriting gain                           $  102,726   $   75,510    $  208,411  $   69,734
Net investment income                          106,852       91,922       202,786     175,827
Net realized capital gain                       89,585        2,204       123,459      11,224
Corporate expense                               (1,673)      (1,659)       (2,257)     (2,597)
Interest, fee and bond issue cost
  amortization expense                         (24,192)     (17,430)      (41,605)    (34,860)
Other (expense) income                         (13,277)       7,013       (14,440)     (6,034)
                                            -----------  -----------   ----------- -----------
Income before taxes                         $  260,021   $  157,560    $  476,354  $  213,294
                                            -----------  -----------   ----------- -----------

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

The following table summarizes the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, for the periods indicated:

                                                          Bermuda Re
                                         Three Months Ended          Six Months Ended
                                              June 30,                   June 30,
                                       -----------------------   -----------------------
(Dollars in thousands)                    2007          2006        2007          2006
                                       -----------------------   -----------------------
Ceded written premiums                 $ 180,840     $ 169,985   $ 374,890     $ 345,155
Ceded earned premiums                    193,069       157,228     384,011       342,117
Ceded losses and LAE (a)                 146,790        94,400     249,082       195,511

                                                    Everest International
                                         Three Months Ended          Six Months Ended
                                              June 30,                   June 30,
                                       -----------------------   -----------------------
(Dollars in thousands)                    2007          2006        2007          2006
                                       -----------------------   -----------------------
Ceded written premiums                 $  18,746     $  13,649   $  39,323     $  32,435
Ceded earned premiums                     19,889        11,390      40,279        30,450
Ceded losses and LAE                      12,315         7,100      23,185        18,525

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At the date of adoption, January 1, 2007, the Company had $1.3 million of accrued interest related to uncertain tax positions.

Tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

PART I — Item 2

EVEREST REINSURANCE HOLDINGS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

Industry Conditions

The worldwide reinsurance and insurance businesses are highly competitive, as well as cyclical by product and market. As a result, financial results tend to fluctuate with periods of constrained availability, high rates and strong profits followed by periods of abundant capacity, low rates and constrained profitability. Competition in the types of reinsurance and insurance business that we underwrite is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer or insurer by A.M. Best Company (“A.M. Best”) and/or Standard & Poor’s Rating Services (“Standard & Poor’s”), underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. Furthermore, the market impact from these competitive factors related to reinsurance and insurance is generally not consistent across lines of business, domestic and international geographical areas and distribution channels.

We compete in the U.S. and international reinsurance and insurance markets with numerous global competitors. Our competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s. Some of these competitors have greater financial resources than we do and have established long-term and continuing business relationships, which can be a significant competitive advantage. In addition, the lack of strong barriers to entry into the reinsurance business and the potential for securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

Through the second quarter of 2007, we observed increased competition with slightly reduced premiums, higher commissions and demands by cedants for improved terms and conditions. The extent of the increased competition and its affect on rates, terms and conditions varied widely by market and coverage type. One of the lesser impacted markets was property catastrophe retrocession coverage in regions that were most affected by the catastrophe events of 2005, principally Hurricanes Katrina, Rita and Wilma. Reinsurance capacity in areas including southeastern U.S. exposures and energy lines continued to be constrained. In January 2007, the state of Florida passed legislation that increased coverage provided by the Florida Hurricane Catastrophe Fund, thus potentially reducing the amount of reinsurance that Florida companies will purchase from the private reinsurance market. In addition, the legislature broadened the mandate of the state sponsored homeowners’ insurance company to render it a fully competitive market participant. Although we are unable to predict the impact on future market conditions from the increased competition and legislative developments, we believe that our clients continue to write profitable business in Florida and will continue to purchase both quota share and catastrophe coverage, although at likely lower volumes. The balance of the U.S. and international property lines experienced mostly modest price declines but are still adequately priced.

Our U.S. and international casualty lines experienced weaker market conditions led by the medical stop loss and D&O reinsurance classes, as well as the California workers’ compensation insurance line. We believe that U.S. casualty reinsurance generally remains adequately priced. We also believe that increased primary price competition and cedants’ increased appetite for retaining more profitable business net, following several years of hard-market conditions, has resulted in modestly softer, but profitable, reinsurance pricing. Our U.S. insurance operation was also affected, although somewhat less so, by these primary casualty insurance market conditions given the specialty nature of its program orientated business.

We are unable to predict the impact on future market conditions from the increased competition and legislative initiatives. In addition to these market forces, reinsurers continue to reassess their risk appetites and rebalance their property portfolios to obtain a better spread of risk against the backdrop of: (i) recent revisions to the industry’s catastrophe loss projection models, which are indicating significantly higher loss potentials and consequently higher pricing requirements and (ii) elevated rating agency scrutiny and capital requirements for many catastrophe exposed companies.

In light of our 2005 catastrophe experience, we have re-examined our risk management practices and concluded that our control framework operated generally as intended. We rebalanced our property portfolio, particularly within peak catastrophe zones, including the Southeast U.S., Mexico and Gulf of Mexico. This effort has enabled us to benefit from market dislocations by carefully shifting the mix of our writings toward the most profitable classes, lines, customers and territories and by enhancing our portfolio balance and diversification.

Overall, we believe that current marketplace conditions offer solid opportunities for us given our strong ratings, distribution system, reputation and expertise. We continue to employ our strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in our overall portfolio.

Consolidated Financial Results

We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income, ratios and stockholder’s equity for the periods indicated:

                                            Three Months Ended                       Six Months Ended
                                                 June 30,          Percentage            June 30,            Percentage
                                        ------------------------     Increase/   ------------------------     Increase/
(Dollars in thousands)                      2007          2006      (Decrease)      2007          2006       (Decrease)
                                        ------------------------   -----------   ------------------------   -----------

Gross written premiums                  $   712,310  $   690,330          3.2%   $ 1,512,060  $ 1,542,281         -2.0%
Net written premiums                        495,851      476,222          4.1%     1,054,137    1,102,472         -4.4%

REVENUES:
Premiums earned                         $   565,426  $   501,488         12.7%   $ 1,135,264  $ 1,105,166          2.7%
Net investment income                       106,852       91,922         16.2%       202,786      175,827         15.3%
Net realized capital gains                   89,585        2,204            NM       123,459       11,224            NM
Other (expense) income                      (13,277)       7,013            NM       (14,440)      (6,034)       139.3%
                                        -----------  -----------                 -----------  -----------
Total revenues                              748,586      602,627         24.2%     1,447,069    1,286,183         12.5%
                                        -----------  -----------                 -----------  -----------

CLAIMS AND EXPENSES:
Incurred losses and LAE                     315,332      307,334          2.6%       641,347      772,845        -17.0%
Commission, brokerage, taxes and fees       121,927       95,567         27.6%       235,902      220,046          7.2%
Other underwriting expenses                  27,114       24,736          9.6%        51,861       45,138         14.9%
Interest expense                             24,192       17,430         38.8%        41,605       34,860         19.3%
                                        -----------  -----------                 -----------  -----------
Total claims and expenses                   488,565      445,067          9.8%       970,715    1,072,889         -9.5%
                                        -----------  -----------                 -----------  -----------

INCOME BEFORE TAXES                         260,021      157,560         65.0%       476,354      213,294        123.3%
Income tax expense                           74,830       36,178        106.8%       131,845       48,407        172.4%
                                        -----------  -----------                 -----------  -----------
NET INCOME                              $   185,191  $   121,382         52.6%   $   344,509  $   164,887        108.9%
                                        -----------  -----------                 -----------  -----------

                                                                       Point                                   Point
RATIOS:                                                               Change                                   Change
                                                                   -----------                              -----------
Loss ratio                                    55.8%        61.3%          (5.5)        56.5%        69.9%         (13.4)
Commission and brokerage ratio                21.6%        19.1%           2.5         20.8%        19.9%           0.9
Other underwriting expense ratio               4.7%         4.9%          (0.2)         4.5%         4.1%           0.4
                                        -----------  -----------   -----------   -----------  -----------   -----------
Combined ratio                                82.1%        85.3%          (3.2)        81.8%        93.9%         (12.1)
                                        -----------  -----------   -----------   -----------  -----------   -----------

                                                                                    As of        As of       Percentage
                                                                                   June 30,   December 31,    Increase/
(Dollars in millions, except per share amounts)                                     2007          2006       (Decrease)
                                                                                 -----------  -----------   -----------
Balance sheet data:
 Total investments and cash                                                      $   8,928.7  $   8,451.8          5.6%
 Total assets                                                                       13,400.4     12,888.3          4.0%
 Loss and LAE reserves                                                               7,265.1      7,397.3         -1.8%
 Total debt                                                                          1,395.3        995.6         40.1%
 Total liabilites                                                                   10,883.9     10,669.9          2.0%
 Stockholder's equity                                                                2,516.5      2,218.4         13.4%

(NM, not meaningful)

Revenues.
Premiums.   Gross written premiums increased $22.0 million, or 3.2%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, reflecting $55.7 million of growth in the worldwide reinsurance business, partially offset by a $33.8 million decline in the U.S. insurance business. Net written premiums increased $19.6 million, or 4.1%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, as reinsurance on our program business increased slightly. Net earned premium increased $63.9 million, or 12.7%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, principally due to the growth in the worldwide reinsurance gross written premiums, particularly in the treaty property, marine and aviation and international reinsurance classes of business.

Net Investment Income.   Net investment income increased 16.2% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, primarily due to an increase of $6.9 million in short-term investment income and $5.7 million of additional investment income from our limited partnership investments. The growth in invested assets, emanated from the net proceeds of the $400.0 million long term note issuance and positive net cash flow from operations over the past twelve months. Investment income from equity investments in limited partnerships fluctuates period over period depending on the performance of the individual investments made by the partnerships as well as movements in the equity markets. The average investment portfolio yields for the three months ended June 30, 2007 were 5.1% pre-tax and 3.9% after-tax compared to the three months ended June 30, 2006 average investment portfolio yields of 4.8% pre-tax and 3.8% after-tax.

Net Realized Capital Gains.   Net realized capital gains were $89.6 million and $2.2 million for the three months ended June 30, 2007 and 2006, respectively, and $123.5 million and $11.2 million for the six months ended June 30, 2007 and 2006, respectively. The increase in 2007 is primarily attributable to our adoption of Statement of Financial Accounting Standards (“FAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to FASB statement No. 115” (“FAS 159”) for our publicly traded equity securities investment portfolio. For the three and six months ended June 30, 2007, we recorded $96.1 million and $129.0 million, respectively, of net realized capital gains due to fair value adjustments. Because we reported our realized gains and losses in accordance with FAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” in 2006, we did not record any fair value adjustments in 2006.

Other (Expense) Income.   Other expense for the three months ended June 30, 2007 was $13.3 million compared to other income of $7.0 million for the three months ended June 30, 2006. The change, period over period, was principally due to the increase in deferred gains on a retroactive reinsurance agreement with an unconsolidated affiliate and fluctuations in foreign currency exchange rates.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.   The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the three and six months ended June 30, 2007 and 2006.

                                                          Incurred Losses and LAE

                                    Three Months Ended                                  Six Months Ended
                                         June 30,                                           June 30,
                     -------------------------------------------------- ---------------------------------------------------
                              2007                         2006                  2007                         2006
                     -------------------------------------------------- ---------------------------------------------------
(Dollars in          Current  Prior   Total    Current  Prior   Total   Current   Prior   Total    Current  Prior   Total
 millions)            Year    Years  Incurred   Year    Years  Incurred  Year     Years  Incurred   Year    Years  Incurred
                     ------------------------  ------------------------ -------------------------  ------------------------
All Segments
 Attritional (a)     $302.5  $(38.0)  $264.5  $226.9  $  4.8   $231.6  $607.5   $(21.4)  $586.0   $637.8   $  8.8   $646.6
 Catastrophes          33.2     1.1     34.4     4.3    70.7     75.1    37.5      1.4     38.8      4.3    120.6    125.0
 A&E                      -    16.5     16.5       -     0.6      0.6       -     16.5     16.5        -      1.2      1.2
                    ------------------------  ------------------------ -------------------------  -------------------------
 Total All segments  $335.7  $(20.3)  $315.3  $231.2  $ 76.1   $307.3  $644.9   $ (3.6)  $641.3   $642.1   $130.7   $772.8
                    ------------------------  ------------------------ -------------------------  -------------------------
 Loss Ratio           59.4%   -3.6%    55.8%   46.1%   15.2%    61.3%   56.8%    -0.3%    56.5%    58.1%    11.8%    69.9%
                    ------------------------  ------------------------ -------------------------  -------------------------

(a) Attritional losses exclude catastrophe and A&E losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased $8.0 million, or 2.6%, for the three months ended June 30, 2007 as compared to the same period in 2006. This increase period over period was principally due to a $32.9 million increase in attritional losses, of which a $75.6 million increase for the current year losses was partially offset by a $42.8 million favorable change for prior years’ losses. In addition, catastrophe losses, both current and prior years’, decreased $40.7 million, primarily from a decrease in prior years’ loss development, partially offset by a $15.9 million increase in asbestos and environmental (“A&E”) losses.

Commission, Brokerage, Taxes and Fees.   Commission, brokerage and tax expenses increased $26.4 million, or 27.6%, for the three months ended June 30, 2007 compared to the same period in 2006. The increase in net earned premiums was the principal driver of the increase in this directly variable expense, as well as an increase in profit commission on some of the program business. In addition, the three months ended June 30, 2006 included an accrual adjustment, which decreased commission, brokerage, taxes and fees.

Other Underwriting Expenses.   Other underwriting expenses for the three months ended June 30, 2007 increased $2.4 million, or 9.6%, compared to the same period in 2006, primarily due to growth in salaries and benefits from an increase in staff. Included in other underwriting expenses were corporate underwriting expenses, which are expenses that are not allocated to segments, of $1.7 million for the three months ended June 30, 2007 and 2006.

Interest expense.   Interest expense was $24.2 million and $17.4 million for the three months ended June 30, 2007 and 2006. Interest expense for the three months ended June 30, 2007 included $9.4 million related to junior subordinated debt, $7.8 million related to senior notes, $4.3 million related to long term notes, $2.7 million related to bond issue costs and $0.03 million related to the credit line under the credit facility. The increase is primarily due to the new long term notes and the acceleration of the bond amortization costs associated with the expected early retirement of a portion of the junior subordinated debt.

Income Tax Expense.   Our income tax expense was $74.8 million (28.8% effective tax rate) for three months ended June 30, 2007 compared to $36.2 million (23.0% effective tax rate) for the three months ended June 30,

2006. The increase was due to a higher proportion of pre-tax income, in particular, higher net realized capital gains, with an effective tax rate of 35%.

Net Income.
Net income increased 52.6% to $185.2 million for the three months ended June 30, 2007 from $121.4 million for the three months ended June 30, 2006, primarily due to the increased net realized capital gains, underwriting results and net investment income, partially offset by an increase in income taxes and other expense.

Ratios.
Our loss ratio decreased by 5.5 points to 55.8% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Current accident year attritional losses were 8.3 points higher than in the same quarter last year and A&E losses were 2.8 points higher. These increases in the loss ratio were more than offset by 8.9 points lower catastrophe losses and 7.7 points of improvement from development on prior years’ attritional losses. The combined ratio decreased by 3.2 points to 82.1%, primarily due to the loss ratio decrease, partially offset by the 2.5 point increase in the commission and brokerage ratio.

Stockholder’s Equity.
Stockholder’s equity increased by $298.1 million to $2,516.5 million at June 30, 2007 from $2,218.4 million at December 31, 2006, principally as a result of $344.5 million of net income generated for the period, $9.9 million of currency translation gains and $3.8 million share-based compensation additions, partially offset by $60.1 million of net unrealized losses.

Consolidated Investment Results

Net Investment Income.
Net investment income increased 16.2% to $106.9 million for the three months ended June 30, 2007 from $91.9 million for the three months ended June 30, 2006, primarily reflecting growth in limited partnership income, growth in short-term investments and a reduction in interest credited on funds held.

The following table shows the components of net investment income for the periods indicated:

                                              Three Months Ended        Six Months Ended
                                                   June 30,                  June 30,
                                            ----------------------   ----------------------
(Dollars in thousands)                         2007        2006         2007        2006
                                            ----------------------   ----------------------
Fixed maturities                            $  75,788   $  76,447    $ 150,932   $ 151,351
Equity securities                               1,797       2,904        4,637       5,709
Short-term investments                         12,864       5,896       21,337       9,978
Other investment income                        18,109      11,349       29,247      18,085
                                            ----------  ----------   ----------  ----------
Total gross investment income                 108,558      96,596      206,153     185,123
Interest credited and other expense            (1,706)     (4,674)      (3,367)     (9,296)
                                            ----------  ----------   ----------  ----------
Total net investment income                 $ 106,852   $  91,922    $ 202,786   $ 175,827
                                            ----------  ----------   ----------  ----------

The following tables show a comparison of various investment yields for the periods indicated:

                                                                                   At                  At
                                                                                June 30,          December 31,
                                                                            -------------------------------------
                                                                                  2007                2006
                                                                            -------------------------------------

Imbedded pre-tax yield of cash and invested assets                                4.6%                4.5%
Imbedded after-tax yield of cash and invested assets                              3.6%                3.6%

                                                                             Three Months Ended       Six Months Ended
                                                                                  June 30,               June 30,
                                                                            --------------------   --------------------
                                                                              2007      2006         2007       2006
                                                                            --------------------   --------------------

Annualized pre-tax yield on average cash and invested assets                  5.1%       4.8%        4.8%       4.6%
Annualized after-tax yield on average cash and invested assets                3.9%       3.8%        3.8%       3.7%

Net Realized Capital Gains.
Net realized capital gains of $89.6 million and $123.5 million for the three and six months ended June 30, 2007, respectively, reflected gross realized capital gains on our investments of $0.9 million and $3.6 million, resulting principally from gains on the sale of equity securities of $0.5 million and $2.6 million and fixed maturities of $0.4 million and $1.0 million, more than offset by $7.5 million and $9.1 million of realized capital losses on the sale of equity securities and fixed maturities. In addition, $96.1 million and $129.0 million of fair value adjustment for equity securities added to realized gains for the three and six months ended June 30, 2007, respectively. Net realized capital gains were $2.2 million for the three months ended June 30, 2006, which reflected gains of $5.1 million on the sale of equity securities, partially offset by $2.9 million of realized losses. Net realized capital gains were $11.2 million for the six months ended June 30, 2006, which reflected gains of $10.0 million on the sale of equity securities and $4.3 million on the sale of fixed maturities, partially offset by $2.8 million of realized capital losses.

Segment Results

Through our subsidiaries, we operate in four segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting and International. The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S. The U.S. Insurance operation writes property and casualty insurance primarily through general agents and surplus lines brokers within the U.S. The Specialty Underwriting operation writes accident and health (“A&H”), marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies. The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and offices in Miami and New Jersey.

We coordinate the operations of our segments with respect to pricing, risk management, control of catastrophe exposures, capital, investments and support operations. Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results.

Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. We measure our underwriting results using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by earned premium.

Our loss and LAE reserves represent our best estimate of our ultimate liability for unpaid claims. We re-evaluate our estimates on an ongoing basis, including re-estimates of prior period reserves, taking into consideration all available information and, in particular, recently reported loss and claim experience related to prior periods. Such re-evaluations are recorded in incurred losses in the period in which the re-evaluation is made.

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance

The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the three and six months ended June 30, 2007 and 2006.

                                                       Underwriting Results and Ratios

                                          Three Months Ended                       Six Months Ended
                                               June 30,                                June 30,
                                 --------------------------------------  --------------------------------------
(Dollars in thousands)             2007      2006    Variance   %Change    2007      2006    Variance   %Change
                                 --------------------------------------  --------------------------------------
Gross written premiums           $271,670  $262,018  $  9,652      3.7%  $626,022  $656,415  $(30,393)    -4.6%
Net written premiums              202,995   193,529     9,466      4.9%   463,976   489,215   (25,239)    -5.2%

Premiums earned                  $238,970  $206,600  $ 32,370     15.7%  $502,155  $496,317  $  5,838      1.2%
Incurred losses and LAE            80,436   136,869   (56,433)   -41.2%   167,318   355,357  (188,039)   -52.9%
Commission and brokerage           61,142    46,941    14,201     30.3%   115,789   114,338     1,451      1.3%
Other underwriting expenses         7,321     6,366       955     15.0%    13,812    11,142     2,670     24.0%
                                 --------  --------  ------------------  --------  --------  ------------------
Underwriting gain                $ 90,071  $ 16,424  $ 73,647        NM  $205,236  $ 15,480  $189,756        NM
                                 --------  --------  ------------------  --------  --------  ------------------

                                                              Point Chg                               Point Chg
                                                              ---------                               ---------
Loss ratio                          33.7%     66.2%               (32.5)    33.3%     71.6%               (38.3)
Commission and brokerage ratio      25.6%     22.7%                 2.9     23.1%     23.0%                 0.1
Other underwriting expense ratio     3.0%      3.2%                (0.2)     2.7%      2.3%                 0.4
                                 --------  --------           ---------  --------  --------           ---------
Combined ratio                      62.3%     92.1%               (29.8)    59.1%     96.9%               (37.8)
                                 --------  --------           ---------  --------  --------           ---------

(NM, not meaningful)

Premiums.   Gross written premiums increased 3.7% to $271.7 million for the three months ended June 30, 2007 from $262.0 million for the three months ended June 30, 2006, primarily due to an $82.0 million (101.7%) increase in written treaty property business, partially offset by a $57.0 million (44.8%) decrease in written treaty casualty business and a $15.7 million (29.1%) decrease in written facultative business. The increase in treaty property writings was the result of new quota share treaties. The more competitive environment for U.S. casualty business is resulting in reduced opportunities to write this business at what we deem to be adequate rates.

Net written premiums increased 4.9% to $203.0 million for the three months ended June 30, 2007 compared to $193.5 million for the three months ended June 30, 2006, primarily due to the $9.7 million increase in gross written premiums, discussed above, partially offset by a $0.2 million increase in ceded premiums.

Net earned premiums increased 15.7% to $239.0 million for the three months ended June 30, 2007 compared to $206.6 million for the three months ended June 30, 2006. The greater growth in net earned premiums relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Incurred Losses and LAE.   The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the three and six months ended June 30, 2007 and 2006.

                                                        Incurred Losses and LAE

                                  Three Months Ended                                  Six Months Ended
                                       June 30,                                           June 30,
                   -------------------------------------------------- ---------------------------------------------------
                            2007                         2006                  2007                         2006
                   -------------------------------------------------- ---------------------------------------------------
(Dollars in        Current  Prior   Total    Current  Prior   Total   Current   Prior   Total    Current  Prior   Total
 millions)          Year    Years  Incurred   Year    Years  Incurred  Year     Years  Incurred   Year    Years  Incurred
                   ------------------------  ------------------------ -------------------------  -------------------------

Attritional        $ 99.4   $(29.0)  $ 70.5  $ 73.3  $ (3.9)  $ 69.5  $213.5  $(48.5)   $164.9   $250.0  $ 21.9    $271.9
Catastrophes            -     (6.5)    (6.5)      -    66.8     66.8       -   (14.1)    (14.1)       -    82.2      82.2
A&E                     -     16.5     16.5       -     0.6      0.6       -    16.5      16.5        -     1.2       1.2
                   ------------------------  ------------------------ -------------------------  -------------------------
Total segment      $ 99.4   $(19.0)  $ 80.4  $ 73.3  $ 63.5   $136.9  $213.5  $(46.2)   $167.3   $250.0  $105.4    $355.4
                   ------------------------  ------------------------ -------------------------  -------------------------
Loss Ratio          41.6%    -8.0%    33.7%   35.5%   30.8%    66.2%   42.5%   -9.2%     33.3%    50.4%   21.2%     71.6%
                   ------------------------  ------------------------ -------------------------  -------------------------
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased 41.2% to $80.4 million for the three months ended June 30, 2007, compared to $136.9 million for the three months ended June 30, 2006. The segment loss ratio for the three months ended June 30, 2007, improved by 32.5 points. The largest factor driving the improvement in the reported loss ratio was unfavorable development in last year’s second quarter, principally caused by upward movement in the reserves for prior years’ catastrophe losses, which added 32.3 points to last year’s reported loss ratio compared to 2.7 points of favorable development in this year’s second quarter.

Segment Expenses.   Underwriting expenses increased 28.4% to $68.5 million for the three months ended June 30, 2007 from $53.3 million for the three months ended June 30, 2006. Commission and brokerage increased by $14.2 million, principally due to increased earned premium volume. Segment other underwriting expenses for the three months ended June 30, 2007 increased to $7.3 million from $6.4 million for the three months ended June 30, 2006, also driven by the growth in earned premiums.

U.S. Insurance

The following table presents the underwriting results and ratios for the U.S. Insurance segment for the three and six months ended June 30, 2007 and 2006.

                                                       Underwriting Results and Ratios

                                          Three Months Ended                       Six Months Ended
                                               June 30,                                June 30,
                                 --------------------------------------  --------------------------------------
(Dollars in thousands)             2007      2006    Variance   %Change    2007      2006    Variance   %Change
                                 --------------------------------------  --------------------------------------
Gross written premiums           $161,637  $195,390  $(33,753)   -17.3%  $379,010  $413,396  $(34,386)    -8.3%
Net written premiums               94,492   115,924   (21,432)   -18.5%   234,075   272,245   (38,170)   -14.0%

Premiums earned                  $121,580  $127,886  $ (6,306)    -4.9%  $262,145  $268,863  $ (6,718)    -2.5%
Incurred losses and LAE            84,084    87,726    (3,642)    -4.2%   225,113   193,709    31,404     16.2%
Commission and brokerage           17,149    10,390     6,759     65.1%    38,322    28,927     9,395     32.5%
Other underwriting expenses        12,013    11,389       624      5.5%    24,378    22,094     2,284     10.3%
                                 --------  --------  ------------------  --------  --------  ------------------
Underwriting gain (loss)         $  8,334  $ 18,381  $(10,047)   -54.7%  $(25,668) $ 24,133  $(49,801)  -206.4%
                                 --------  --------  ------------------  --------  --------  ------------------

                                                              Point Chg                               Point Chg
                                                              ---------                               ---------
Loss ratio                          69.2%     68.6%                 0.6     85.9%     72.0%                13.9
Commission and brokerage ratio      14.1%      8.1%                 6.0     14.6%     10.8%                 3.8
Other underwriting expense ratio     9.8%      8.9%                 0.9      9.3%      8.2%                 1.1
                                 --------  --------           ---------  --------  --------           ---------
Combined ratio                      93.1%     85.6%                 7.5    109.8%     91.0%                18.8
                                 --------  --------           ---------  --------  --------           ---------

(NM, not meaningful)

Premiums.   Gross written premiums decreased 17.3% to $161.6 million for the three months ended June 30, 2007 from $195.4 million for the three months ended June 30, 2006. The decrease is primarily the result of continued decline in our workers’ compensation writings in response to increased competition and lower rates.

Net written premiums decreased 18.5% to $94.5 million for the three months ended June 30, 2007 compared to $115.9 million for the three months ended June 30, 2006, primarily due to a $33.8 million decrease in gross written premiums and a corresponding $12.3 million decrease in ceded premiums.

Net earned premiums decreased 4.9% to $121.6 million for the three months ended June 30, 2007 from $127.9 million for the three months ended June 30, 2006.

Incurred Losses and LAE.   The following table presents the incurred losses and LAE for the U.S. Insurance segment for the three and six months ended June 30, 2007 and 2006.

                                                        Incurred Losses and LAE

                                  Three Months Ended                                  Six Months Ended
                                       June 30,                                           June 30,
                   -------------------------------------------------- ---------------------------------------------------
                            2007                         2006                  2007                         2006
                   -------------------------------------------------- ---------------------------------------------------
(Dollars in        Current  Prior   Total    Current  Prior   Total   Current   Prior   Total    Current  Prior   Total
 millions)          Year    Years  Incurred   Year    Years  Incurred  Year     Years  Incurred   Year    Years  Incurred
                   ------------------------  ------------------------ -------------------------  -------------------------

Attritional        $ 93.2  $ (8.9)  $ 84.3   $ 78.1  $ 9.5    $ 87.6  $190.6  $ 34.8    $225.4   $205.3   $(12.1)  $193.2
Catastrophes            -    (0.2)    (0.2)       -    0.2       0.2       -    (0.3)     (0.3)       -      0.5      0.5
                   ------------------------  ------------------------ -------------------------  -------------------------
Total segment      $ 93.2  $ (9.1)  $ 84.1   $ 78.1  $ 9.6    $ 87.7  $190.6  $ 34.5    $225.1   $205.3   $(11.6)  $193.7
                   ------------------------  ------------------------ -------------------------  -------------------------
Loss Ratio          76.7%   -7.5%    69.2%    61.1%   7.5%     68.6%   72.7%   13.2%     85.9%    76.4%    -4.3%    72.0%
                   ------------------------  ------------------------ -------------------------  -------------------------
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased to $84.1 million for the three months ended June 30, 2007 from $87.7 million for the three months ended June 30, 2006, primarily because we experienced favorable loss development on workers’ compensation reserves in this year’s second quarter, which offset most of the increase in the current accident year loss ratio.

Segment Expenses.   Underwriting expenses increased 33.9% to $29.2 million for the three months ended June 30, 2007 from $21.8 million for the three months ended June 30, 2006. Commission and brokerage increased by $6.8 million, or 65.1%, for the three months ended June 30, 2007, principally due to an increase in profit commissions. Segment other underwriting expenses for the three months ended June 30, 2007 increased to $12.0 million as compared to $11.4 million for the three months ended June 30, 2006, primarily due to an increase in compensation costs associated with an increase in staff.

Specialty Underwriting

The following table presents the underwriting results and ratios for the Specialty Underwriting segment for the three and six months ended June 30, 2007 and 2006.

                                                       Underwriting Results and Ratios

                                          Three Months Ended                       Six Months Ended
                                               June 30,                                June 30,
                                 --------------------------------------  --------------------------------------
(Dollars in thousands)             2007      2006    Variance   %Change    2007      2006    Variance   %Change
                                 --------------------------------------  --------------------------------------
Gross written premiums           $ 76,377  $ 53,087  $ 23,290     43.9%  $131,058  $117,113  $ 13,945     11.9%
Net written premiums               55,602    35,579    20,023     56.3%    92,052    83,906     8,146      9.7%

Premiums earned                  $ 56,346  $ 35,620  $ 20,726     58.2%  $ 94,960  $ 87,354  $  7,606      8.7%
Incurred losses and LAE            36,935     8,064    28,871        NM    66,778    65,122     1,656      2.5%
Commission and brokerage            9,371     8,277     1,094     13.2%    18,675    22,391    (3,716)   -16.6%
Other underwriting expenses         1,775     1,637       138      8.4%     3,364     2,942       422     14.3%
                                 --------  --------  ------------------  --------  --------  ------------------
Underwriting gain (loss)         $  8,265  $ 17,642  $ (9,377)   -53.2%  $  6,143  $ (3,101) $  9,244        NM
                                 --------  --------  ------------------  --------  --------  ------------------

                                                              Point Chg                               Point Chg
                                                              ---------                               ---------
Loss ratio                          65.6%     22.6%                43.0     70.3%     74.5%                (4.2)
Commission and brokerage ratio      16.6%     23.2%                (6.6)    19.7%     25.6%                (5.9)
Other underwriting expense ratio     3.1%      4.7%                (1.6)     3.5%      3.4%                 0.1
                                 --------  --------           ---------  --------  --------           ---------
Combined ratio                      85.3%     50.5%                34.8     93.5%    103.5%               (10.0)
                                 --------  --------           ---------  --------  --------           ---------

(NM, not meaningful)

Premiums.   Gross written premiums increased 43.9% to $76.4 million for the three months ended June 30, 2007 from $53.1 million for the three months ended June 30, 2006. Contributing to this growth was an increase of $22.5 million (117.1%) in marine writings and $7.5 million (39.6%) in A&H writings, partially offset by a $6.8 million (45.6%) decrease in surety writings. The marine premium growth emanated from increases on existing quota share business as well as new quota share business. We continue to decrease our surety writings, in response to much tougher market conditions.

Net written premiums increased 56.3% to $55.6 million for the three months ended June 30, 2007 compared to $35.6 million for the three months ended June 30, 2006, due to the $23.3 million increase in gross written premiums and a $3.3 million increase in ceded premiums.

Net earned premiums increased 58.2% to $56.3 million for the three months ended June 30, 2007 compared to $35.6 million for the three months ended June 30, 2006, primarily due to increased net written premiums.

Incurred Losses and LAE.   The following table presents the incurred losses and LAE for the Specialty Underwriting segment for the three and six months ended June 30, 2007 and 2006.

                                                        Incurred Losses and LAE

                                  Three Months Ended                                  Six Months Ended
                                       June 30,                                           June 30,
                   -------------------------------------------------- ---------------------------------------------------
                            2007                         2006                  2007                         2006
                   -------------------------------------------------- ---------------------------------------------------
(Dollars in        Current  Prior   Total    Current  Prior   Total   Current   Prior   Total    Current  Prior   Total
 millions)          Year    Years  Incurred   Year    Years  Incurred  Year     Years  Incurred   Year    Years  Incurred
                   ------------------------  ------------------------ -------------------------  -------------------------

Attritional         $ 30.5  $  0.3  $ 30.9   $ 16.5  $ (9.7)  $  6.8  $ 53.8   $  0.3   $ 54.1   $ 53.7   $(13.2)  $ 40.5
Catastrophes             -     6.1     6.1        -     1.3      1.3       -     12.7     12.7        -     24.6     24.6
                   ------------------------  ------------------------ -------------------------  -------------------------
Total segment       $ 30.5  $  6.4  $ 36.9   $ 16.5  $ (8.4)  $  8.1  $ 53.8   $ 13.0   $ 66.8   $ 53.7   $ 11.4   $ 65.1
                   ------------------------  ------------------------ -------------------------  -------------------------
Loss Ratio           54.2%   11.3%   65.6%    46.2%  -23.6%    22.6%   56.6%    13.7%    70.3%    61.5%    13.1%    74.5%
                   ------------------------  ------------------------ -------------------------  -------------------------

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased to $36.9 million for the three months ended June 30, 2007, compared to $8.1 million for the three months ended June 30, 2006. The current accident year loss ratio was higher in the second quarter 2007 compared to 2006, principally due to the change in business mix. During last year’s second quarter, we experienced $8.4 million of favorable loss development, principally in the marine, aviation and A&H lines. However, during this year’s second quarter, we incurred $6.4 million of unfavorable development.

Segment Expenses.   Underwriting expenses increased 12.4% to $11.1 million for the three months ended June 30, 2007 from $9.9 million for the three months ended June 30, 2006. Commission and brokerage increased by $1.1 million for the three months ended June 30, 2007, principally due to the increase in premium volume.

International

The following table presents the underwriting results and ratios for the International segment for the three and six months ended June 30, 2007 and 2006.

                                                       Underwriting Results and Ratios

                                          Three Months Ended                       Six Months Ended
                                               June 30,                                June 30,
                                 --------------------------------------  --------------------------------------
(Dollars in thousands)             2007      2006    Variance   %Change    2007      2006    Variance   %Change
                                 --------------------------------------  --------------------------------------
Gross written premiums           $202,626  $179,835  $ 22,791     12.7%  $375,970  $355,357  $ 20,613      5.8%
Net written premiums              142,762   131,190    11,572      8.8%   264,034   257,106     6,928      2.7%

Premiums earned                  $148,530  $131,382  $ 17,148     13.1%  $276,004  $252,632  $ 23,372      9.3%
Incurred losses and LAE           113,877    74,675    39,202     52.5%   182,138   158,657    23,481     14.8%
Commission and brokerage           34,265    29,959     4,306     14.4%    63,116    54,390     8,726     16.0%
Other underwriting expenses         4,332     3,685       647     17.6%     8,050     6,363     1,687     26.5%
                                 --------  --------  ------------------  --------  --------  ------------------
Underwriting (loss) gain         $ (3,944) $ 23,063  $(27,007)  -117.1%  $ 22,700  $ 33,222  $(10,522)   -31.7%
                                 --------  --------  ------------------  --------  --------  ------------------

                                                              Point Chg                               Point Chg
                                                              ---------                               ---------
Loss ratio                          76.7%     56.8%                19.9     66.0%     62.8%                 3.2
Commission and brokerage ratio      23.1%     22.8%                 0.3     22.9%     21.5%                 1.4
Other underwriting expense ratio     2.9%      2.8%                 0.1      2.9%      2.5%                 0.4
                                 --------  --------           ---------  --------  --------           ---------
Combined ratio                     102.7%     82.4%                20.3     91.8%     86.8%                 5.0
                                 --------  --------           ---------  --------  --------           ---------

Premiums.   Gross written premiums increased 12.7% to $202.6 million for the three months ended June 30, 2007 from $179.8 million for the three months ended June 30, 2006. Business written through the Miami and New Jersey offices increased $18.2 million (17.7%), Asian branch premiums increased $3.7 million (8.9%) and Canadian branch premiums increased $1.2 million (3.4%). We have seen more business opportunities in the international market as a result of industry consolidation and some competitors’ financial ratings downgrades.

Net written premiums increased 8.8% to $142.8 million for the three months ended June 30, 2007 compared to $131.2 million for the three months ended June 30, 2006, primarily due to the increase in gross written premiums, partially offset by an $11.2 million increase in ceded written premiums.

Net earned premiums increased 13.1% to $148.5 million for the three months ended June 30, 2007 compared to $131.4 million for the three months ended June 30, 2006, consistent with the increase in net written premiums.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the three and six months ended June 30, 2007 and 2006.

                                                        Incurred Losses and LAE

                                  Three Months Ended                                  Six Months Ended
                                       June 30,                                           June 30,
                   -------------------------------------------------- ---------------------------------------------------
                            2007                         2006                  2007                         2006
                   -------------------------------------------------- ---------------------------------------------------
(Dollars in        Current  Prior   Total    Current  Prior   Total   Current   Prior   Total    Current  Prior   Total
 millions)          Year    Years  Incurred   Year    Years  Incurred  Year     Years  Incurred   Year    Years  Incurred
                   ------------------------  ------------------------ -------------------------  -------------------------

Attritional        $ 79.3  $ (0.4)  $ 78.8   $ 59.0  $  8.8   $ 67.8  $149.6  $ (8.0)   $141.5   $128.9  $ 12.2    $141.1
Catastrophes         33.2     1.8     35.0      4.3     2.5      6.8    37.5     3.1      40.6      4.3    13.3      17.6
                   ------------------------  ------------------------ -------------------------  -------------------------
Total segment      $112.5  $  1.4   $113.9   $ 63.3  $ 11.4   $ 74.7  $187.0  $ (4.9)   $182.1   $133.2  $ 25.5    $158.7
                   ------------------------  ------------------------ -------------------------  -------------------------
Loss Ratio          75.7%    0.9%    76.7%    48.2%    8.7%    56.8%   67.8%   -1.8%     66.0%    52.7%   10.1%     62.8%
                   ------------------------  ------------------------ -------------------------  -------------------------
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased 52.5% to $113.9 million for the three months ended June 30, 2007, compared to $74.7 million for the three months ended June 30, 2006. The segment loss ratio increased by 19.9 points, primarily due to increased current year catastrophe losses, principally emanating from Australia and Jakarta.

Segment Expenses.   Underwriting expenses increased 14.7% to $38.6 million for the three months ended June 30, 2007 from $33.6 million for the three months ended June 30, 2006. Commission and brokerage increased by $4.3 million for the three months ended June 30, 2007, in line with the increase in premiums. Segment other underwriting expenses for the three months ended June 30, 2007 increased to $4.3 million compared to $3.7 million for the three months ended June 30, 2006, also generally in line with the growth in premium.

Market Sensitive Instruments.   The Securities and Exchange Commission’s Financial Reporting Release #48 requires registrants to clarify and expand upon the existing financial statement disclosure requirements for derivative financial instruments, derivative commodity instruments and other financial instruments (collectively, “market sensitive instruments”). We do not generally invest in market sensitive instruments for trading purposes.

Our investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. Our mix of taxable and tax-preferenced investments is adjusted periodically, consistent with our current and projected operating results, market conditions and our tax position. The fixed maturities in the investment portfolio are comprised of available for sale securities. Additionally, we invest in equity securities, which we believe will enhance the risk-adjusted total return of the investment portfolio.

The overall investment strategy considers the scope of present and anticipated Company operations. In particular, estimates of the financial impact resulting from non-investment asset and liability transactions, together with our capital structure and other factors, are used to develop a net liability analysis. This analysis includes estimated payout characteristics for which our investments provide liquidity. This analysis is considered in the development of specific investment strategies for asset allocation, duration and credit quality. The change in overall market sensitive risk exposure principally reflects the asset changes that took place during the period.

Interest Rate Risk.   Our $8.9 billion investment portfolio at June 30, 2007 is principally comprised of fixed maturity securities, which are subject to interest rate risk and foreign currency exchange rate risk, and equity securities, which are subject to price fluctuations. The impact of the foreign exchange risks on the investment portfolio is generally mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $196.0 million of mortgage-backed securities. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of a security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $1,495.7 million of short-term investments) as of June 30, 2007 based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

                                                As of June 30, 2007
                                        Interest Rate Shift in Basis Points
----------------------------------------------------------------------------------------------------------------------
                                          -200             -100             0             100             200
----------------------------------------------------------------------------------------------------------------------
Total Market Value                       $ 7,955.7       $ 7,652.9      $ 7,341.7      $ 6,988.9       $ 6,620.0
Market Value Change from Base (%)              8.4%            4.2%           0.0%          -4.8%           -9.8%
Change in Unrealized Appreciation
  After-tax from Base ($)                $   399.1       $   202.3      $       -      $  (229.3)      $  (469.1)

We had $7,265.1 million and $7,397.3 million of reserves for losses and LAE as of June 30, 2007 and December 31, 2006, respectively. These amounts are recorded at their nominal value as opposed to fair value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the fair value of the reserves is less than the nominal value. As interest rates rise, the fair value of the reserves decreases and, conversely, as interest rates decline, the fair value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between fair value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

Equity Risk.   Equity risk is the potential change in market value of the common stock and preferred stock portfolios arising from changing equity prices. Our equity investments are mainly exchange traded and mutual funds, which invest principally in high quality common and preferred stocks that are traded on the major exchanges in the U.S. The primary investment objective of the equity portfolio is to obtain greater total return relative to bonds over time through market appreciation and income.

The table below displays the impact on market value and after-tax change in fair value of a 10% and 20% change in equity prices up and down for the period indicated. All amounts are in U.S. dollars and are presented in millions.

                                                   As of June 30, 2007
                                            Change in Equity Values in Percent
-----------------------------------------------------------------------------------------------------------------
                                              -20%           -10%           0%           10%            20%
-----------------------------------------------------------------------------------------------------------------
Fair Value of the Equity Portfolio         $  661.5        $ 744.2       $ 826.8       $ 909.5       $ 992.2
After-tax Change in Fair Value             $ (107.5)       $ (53.7)      $     -       $  53.7       $ 107.5

Foreign currency exchange rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, we prefer to maintain the capital of our foreign operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each of our foreign operations may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for our foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52 “Foreign Currency Translation”, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of June 30, 2007 there has been no material change in exposure to foreign exchange rates as compared to December 31, 2006.

Safe Harbor Disclosure.   This report contains forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding our reserves for losses and LAE, the adequacy of our provision for uncollectible balances, estimates of our catastrophe exposure, the effects of catastrophic events on our financial statements and the ability of our subsidiaries to pay dividends. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause our actual events or results to be materially different from our expectations include the uncertainties that surround the estimating of reserves for losses and LAE, those discussed in Note 5 of Notes to Consolidated Financial Statements (unaudited) included in this report and the risks described under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, Part I, Item 1A. We undertake no obligation to update or revise publicly any forward looking statements, whether as a result of new information, future events or otherwise.

PART I – Item 3.

EVEREST REINSURANCE HOLDINGS, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Market Risk Instruments. See "Market Sensitive Instruments" in PART I – Item 2.

PART I – Item 4.

EVEREST REINSURANCE HOLDINGS, INC.
CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

EVEREST REINSURANCE HOLDINGS, INC.
OTHER INFORMATION

PART II – Item 1. Legal Proceedings

In the ordinary course of business, we are involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine our rights and obligations under insurance, reinsurance and other contractual agreements. In some disputes, we seek to enforce its rights under an agreement or to collect funds owing to it. In other matters, we are resisting attempts by others to collect funds or enforce alleged rights. These disputes arise from time to time and are ultimately resolved through both informal and formal means, including negotiated resolution, arbitration and litigation. In all such matters, we believe that our positions are legally and commercially reasonable. While the final outcome of these matters cannot be predicted with certainty, we do not believe that any of these matters, when finally resolved, will have a material adverse effect on our financial position or liquidity. However, an adverse resolution of one or more of these items in any one quarter or fiscal year could have a material adverse effect on our results of operations in that period.

In May 2005, we received and responded to a subpoena from the SEC seeking information regarding certain loss mitigation insurance products. Group, our parent, has stated that we will fully cooperate with this and any future inquiries and that we do not believe that it has engaged in any improper business practices with respect to loss mitigation insurance products.

Our insurance subsidiaries have also received and have responded to broadly distributed information requests by state regulators including among others, from Delaware and Georgia.

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

Dated: August 14, 2007