Form 10-Q
period 2007-09-30
EVEREST REINSURANCE HOLDINGS INC
filed 2007-11-14
CIK 914748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2007		Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC. (Exact name of registrant as specified in its charter)
Delaware		22-3263609
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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

Large accelerated filer	Accelerated filer		Non-accelerated filer	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

YES		NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at November 1, 2007
Common Stock, $.01 par value	1,000

EVEREST REINSURANCE HOLDINGS, INC.

Index To Form 10-Q

PART I

FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2007 (unaudited)
	and December 31, 2006	3

	Consolidated Statements of Operations and Comprehensive Income for the
	three and nine months ended September 30, 2007 and 2006 (unaudited)	4

	Consolidated Statements of Changes in Stockholder’s Equity for the
	three and nine months ended September 30, 2007 and 2006 (unaudited)	5

	Consolidated Statements of Cash Flows for the three and nine months
	ended September 30, 2007 and 2006 (unaudited)	6

	Notes to Consolidated Interim Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operation	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	41

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Submission of Matters to a Vote of Security Holders	42

Item 5.	Other Information	42

Item 6.	Exhibits	43

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except par value per share)	2007	2006
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value
(amortized cost: 2007, $5,674,008 ; 2006, $5,959,228)	$ 5,805,817	$ 6,137,410
Equity securities - available for sale, at market value (cost: 2007, $16,393 ; 2006, $874,289)	16,393	1,189,341
Equity securities - available for sale, at fair value	850,660	-
Short-term investments	1,650,898	657,674
Other invested assets (cost: 2007, $417,431 ; 2006, $329,914)	419,158	330,875
Other invested assets, at fair value	277,375	-
Cash	107,676	136,535
Total investments and cash	9,127,977	8,451,835
Accrued investment income	79,941	85,447
Premiums receivable	778,822	939,625
Reinsurance receivables - unaffiliated	677,930	751,121
Reinsurance receivables - affiliated	1,588,965	1,511,856
Funds held by reinsureds	129,693	133,965
Deferred acquisition costs	239,977	240,346
Prepaid reinsurance premiums	364,528	391,336
Deferred tax asset	176,902	248,214
Federal income tax recoverable	107,744	-
Other assets	141,155	134,550
TOTAL ASSETS	$ 13,413,634	$ 12,888,295

LIABILITIES:
Reserve for losses and adjustment expenses	$ 7,267,410	$ 7,397,270
Unearned premium reserve	1,362,447	1,423,677
Funds held under reinsurance treaties	113,892	112,658
Losses in the course of payment	62,456	62,943
Commission reserves	29,343	22,483
Other net payable to reinsurers	259,580	385,926
Current federal income taxes payable	-	32,010
8.75% Senior notes due 3/15/2010	199,653	199,560
5.4% Senior notes due 10/15/2014	249,680	249,652
6.6% Long term notes due 05/01/2067	399,638	-
Junior subordinated debt securities payable	546,393	546,393
Accrued interest on debt and borrowings	19,968	10,041
Other liabilities	237,042	227,298
Total liabilities	10,747,502	10,669,911

Commitments and Contigencies (Note 5)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2007 and 2006)	-	-
Additional paid-in capital	306,133	300,764
Accumulated other comprehensive income, net of deferred income taxes of
$62.0 million at 2007 and $179.1 million at 2006	115,095	332,578
Retained earnings	2,244,904	1,585,042
Total stockholder's equity	2,666,132	2,218,384
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 13,413,634	$ 12,888,295

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$ 561,150	$ 561,042	$ 1,696,414	$ 1,666,208
Net investment income	105,023	84,744	307,809	260,571
Net realized capital gains	22,121	9,025	145,580	20,249
Other expense	(24)	(17,925)	(14,464)	(23,959)
Total revenues	688,270	636,886	2,135,339	1,923,069

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	344,769	330,026	986,116	1,102,871
Commission, brokerage, taxes and fees	114,550	103,039	350,452	323,085
Other underwriting expenses	29,396	25,389	81,257	70,527
Interest expense on senior notes	7,791	7,788	23,370	23,361
Interest expense on long term notes	6,601	-	10,928	-
Interest expense on junior subordinated debt	9,362	9,362	28,086	28,086
Amortization of bond issue costs	2,703	235	5,625	704
Interest and fee expense on credit facility	27	39	80	133
Total claims and expenses	515,199	475,878	1,485,914	1,548,767

INCOME BEFORE TAXES	173,071	161,008	649,425	374,302
Income tax expense	62,502	46,077	194,347	94,484

NET INCOME	$ 110,569	$ 114,931	$ 455,078	$ 279,818
Other comprehensive income (loss), net of tax	37,535	103,407	(12,699)	48,293

COMPREHENSIVE INCOME	$ 148,104	$ 218,338	$ 442,379	$ 328,111

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER'S EQUITY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share amounts)	2007	2006	2007	2006
	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$ 304,585	$ 296,391	$ 300,764	$ 292,281
Share-based compensation plans	1,548	1,124	5,369	5,234
Balance, end of period	306,133	297,515	306,133	297,515

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	77,560	191,171	332,578	246,285
Cumulative effect of adoption of FAS 159, net of tax	-	-	(204,784)	-
Net increase (decrease) during the period	37,535	103,407	(12,699)	48,293
Balance, end of period	115,095	294,578	115,095	294,578

RETAINED EARNINGS:
Balance, beginning of period	2,134,335	1,417,023	1,585,042	1,252,136
Cumulative effect of adoption of FAS 159, net of tax	-	-	204,784	-
Net income	110,569	114,931	455,078	279,818
Balance, end of period	2,244,904	1,531,954	2,244,904	1,531,954

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$ 2,666,132	$ 2,124,047	$ 2,666,132	$ 2,124,047

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 110,569	$ 114,931	$ 455,078	$ 279,818
Adjustments to reconcile net income to net cash provided by
operating activities:
Decrease in premiums receivable	112,056	14,948	163,548	97,231
(Increase) decrease in funds held by reinsureds, net	(10,589)	(40,229)	5,638	(127,313)
Decrease in reinsurance receivables	92,835	143,200	5,057	147,015
Decrease (increase) in deferred tax asset	56,023	(6,125)	78,151	(9,408)
Decrease in reserve for losses and loss adjustment expenses	(16,211)	(141,404)	(175,626)	(307,753)
Increase (decrease) in unearned premiums	38,654	54,924	(67,907)	46,185
Change in other assets and liabilities, net	(268,723)	(33,326)	(231,034)	143,039
Amortization of bond premium	(4,341)	3,292	(6,356)	9,044
Amortization of underwriting discount on senior notes	42	38	122	111
Realized capital gains	(22,121)	(9,025)	(145,580)	(20,249)
Net cash provided by operating activities	88,194	101,224	81,091	257,720

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	254,125	122,430	601,245	331,003
Proceeds from fixed maturities sold - available for sale, at market value	26,281	121	38,228	40,983
Proceeds from equity securities sold - available for sale, at fair value	71,324	54,889	743,884	148,471
Proceeds from other invested assets sold	20,613	13,774	44,345	37,861
Cost of fixed maturities acquired - available for sale, at market value	(181,355)	(37,147)	(314,473)	(386,766)
Cost of equity securities acquired - available for sale, at fair value	(78,913)	(21,132)	(310,825)	(141,177)
Cost of other invested assets acquired	(15,548)	(35,284)	(106,041)	(87,360)
Cost of other invested assets acquired, at fair market value	(40,340)	-	(240,420)	-
Net purchases of short-term securities	(142,639)	(193,231)	(964,924)	(185,566)
Net decrease (increase) in unsettled securities transactions	4,947	(7,977)	457	(9,233)
Net cash used in investing activities	(81,505)	(103,557)	(508,524)	(251,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	1,548	1,124	5,369	5,234
Net proceeds from issuance of long term notes	-	-	395,637	-
Net cash provided by financing activities	1,548	1,124	401,006	5,234

EFFECT OF EXCHANGE RATE CHANGES ON CASH	4,119	1,335	(2,432)	7,478

Net increase (decrease) in cash	12,356	126	(28,859)	18,648
Cash, beginning of period	95,320	84,716	136,535	66,194
Cash, end of period	$ 107,676	$ 84,842	$ 107,676	$ 84,842

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
Income taxes paid	$ 113,026	$ 34,119	$ 247,810	$ 6,320
Interest paid	$ 18,139	$ 18,151	$ 52,416	$ 52,470

Non-cash financing transaction:
Non-cash tax benefit from stock options exercised	$ 1,548	$ 1,124	$ 5,369	$ 5,234

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2007 and 2006

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

The unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2007 and 2006 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2006, 2005 and 2004 included in the Company’s most recent Form 10-K filing.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 157 “Fair Value Measurements” (“FAS 157”), which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with early application encouraged. FAS 157 defines fair value, establishes a framework for measuring fair value consistently in GAAP and expands disclosures about fair value measurements. The Company adopted FAS 157 as of January 1, 2007.

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

In February 2007, the FASB issued FAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment to FASB Statement No. 115” (“FAS 159”), which is effective for employers with publicly traded equity securities as of the end of the first fiscal year beginning after November

15, 2007. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted FAS 159 as of January 1, 2007.

3. Fair Value

Effective January 1, 2007, the Company adopted and implemented FAS 159 for its actively managed equity securities and equity shares of its parent. In conjunction with the Company implementing a more active management strategy for these securities, FAS 159 provided an appropriate accounting and presentation of these investments in the Company’s consolidated financial statements. Upon adoption of FAS 159, the Company recognized a $204.8 million cumulative-effect adjustment to retained earnings, net of $110.3 million of tax. The Company recorded $119.7 million net realized capital gains in the consolidated statements of operations and comprehensive income due to fair value re-measurement for the nine months ended September 30, 2007.

As a result of early FAS 159 adoption and implementation, the Company also adopted and implemented FAS 157. The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(Dollars in thousands)	2007	(Level 1)	(Level 2)	(Level 3)

Assets:
Fixed maturities	$ 5,805,817	$ 5,773,953	$ 31,864	$ -
Equity securities, fair value	850,660	850,660	-	-
Equity securities, market value	16,393	16,393	-	-
Other invested assets, fair value	277,375	277,375	-	-

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

•

On April 26, 2007, Holdings completed a public offering of $400.0 million principal amount of 6.6% fixed to floating rate long term subordinated notes with a scheduled maturity date of May 15, 2037 and a final maturity date of May 1, 2067. The net proceeds from the offering will be used to redeem all of the outstanding 7.85% junior subordinated debt securities and for general corporate purposes. Notice was given to the trustee on October 15, 2007, in accordance with the November 14, 2002 Junior Subordinated Indenture, to redeem the 7.85% junior subordinated debt securities on November 15, 2007.

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

The following table summarizes incurred losses with respect to asbestos and environmental (“A&E”) on both a gross and net of retrocessional basis for the periods indicated:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2007	2006	2007	2006
Gross basis:
Beginning of period reserves	$ 637,888	$ 619,879	$ 650,134	$ 649,460
Incurred losses	40,000	47,000	80,000	63,400
Paid losses	(25,696)	(23,783)	(77,942)	(69,764)
End of period reserves	$ 652,192	$ 643,096	$ 652,192	$ 643,096

Net basis:
Beginning of period reserves	$ 306,096	$ 298,261	$ 313,308	$ 311,552
Incurred losses	32,155	6,746	48,630	7,992
Paid losses	(10,160)	2,518	(33,847)	(12,019)
End of period reserves	$ 328,091	$ 307,525	$ 328,091	$ 307,525

The Company’s gross A&E liabilities stem from Mt. McKinley Insurance Company’s (“Mt. McKinley”) direct excess insurance business and Everest Re’s assumed business. At September 30, 2007, the gross reserves for A&E losses were comprised of $133.9 million representing case reserves reported by ceding companies, $145.9 million representing additional case reserves established by the Company on assumed reinsurance claims, $195.5 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $176.9 million representing incurred but not reported reserves (“IBNR”). Approximately 90%, or $586.4 million, of gross A&E reserves relate to asbestos, of which $339.4 million was for assumed business and $247.0 million was for direct excess business.

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

As of September 30, 2007, approximately 9% of the Company’s gross reserves are an estimate of the Company’s ultimate liability for A&E claims. This estimate is made based on judgmental assessment of the underlying exposures as the result of (1) long and variable reporting delays, both from insureds to insurance companies and from ceding companies to reinsurers; (2) historical data, which is more limited and variable on A&E losses than historical information on other types of casualty claims; and (3) unique aspects of A&E exposures for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims. Among the uncertainties are: (a) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of asbestos or environmental contamination; (c) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (d) changes in underlying laws and judicial interpretation of those laws; (e) the potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (f) questions concerning interpretation and application of insurance and reinsurance coverage; and (g) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

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

With respect to Mt. McKinley, where the Company has a direct relationship with policyholders, the Company’s aggressive litigation posture and the uncertainties inherent in the asbestos coverage and bankruptcy litigations have provided an opportunity to actively engage in settlement negotiations with a number of those policyholders who have potentially significant asbestos liabilities. Those discussions are oriented toward achieving reasonable negotiated settlements that limit Mt. McKinley’s liability to a given policyholder to a sum certain. Because of uncertainties and risks inherent in litigation, the Company cannot be certain that in every instance this approach will lead to negotiated settlements in the range expected by the Company. Since 2004 the Company concluded such settlements or reached agreement in principle with some of its high profile policyholders. The Company has identified policyholders based on their past claim activity and/or potential future liabilities as “High Profile Policyholders” and its settlement efforts are generally directed at such policyholders, in part because their exposures have developed to the point where both the policyholder and the Company have sufficient information to be motivated to settle. The Company believes that this active approach will ultimately result in a more cost-effective liquidation of Mt. McKinley’s liabilities than a passive approach, although it may also introduce additional variability in Mt. McKinley’s losses and cash flows as reserves are adjusted to reflect the development in litigation, negotiations and, ultimately, potential settlements.

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

Due to the uncertainties discussed above, the ultimate losses attributable to A&E, and particularly asbestos, may be subject to more variability than are non-A&E reserves and such variation, depending on coverage under the Company’s various reinsurance arrangements, could have a material adverse effect on the Company’s future financial condition, results of operations and/or cash flows.

In 1993 and prior, the Company had a business arrangement with The Prudential wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at September 30, 2007 was $149.8 million.

Prior to its 1995 initial public offering, the Company purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at September 30, 2007 was $21.2 million.

6. Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006

Net unrealized appreciation (depreciation) of
investments, net of deferred income taxes	$ 30,473	$ 102,267	$ (29,644)	$ 39,166
Currency translation adjustments, net of
deferred income taxes	7,062	1,140	16,945	9,127
Other comprehensive income (loss), net of
deferred income taxes	$ 37,535	$ 103,407	$ (12,699)	$ 48,293

7. Trust Agreements

A subsidiary of the Company, Everest Re, has established a trust agreement as security for assumed losses payable to a non-affiliated ceding company, which effectively uses Everest Re’s investments as collateral. At September 30, 2007, the total amount on deposit in the trust account was $23.3 million.

8. Senior Notes

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010.

Interest expense incurred in connection with these senior notes was $7.8 million for the three months ended September 30, 2007 and 2006 and $23.4 million for the nine months ended September 30, 2007 and 2006. Market value, which is based on quoted market price at September 30, 2007 and December 31, 2006, was $242.9 million and $248.1 million, respectively, for the 5.40% senior notes and $213.7 million and $219.8 million, respectively, for the 8.75% senior notes.

9. Long Term Subordinated Notes

On April 26, 2007, Holdings completed a public offering of $400.0 million principal amount of 6.6% fixed to floating rate long term subordinated notes with a scheduled maturity date of May 15, 2037 and a final maturity date of May 1, 2067. During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest will be at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month London Interbank Offered Rate (“LIBOR”) plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded semi-annually for periods prior to May 15, 2017, and compounded quarterly for periods from and including May 15, 2017.

Holdings can redeem the long term subordinated notes prior to May 15, 2017, in whole but not in part at the applicable redemption price, which will equal the greater of (a) 100% of the principal amount being redeemed and (b) the present value of the principal payment on May 15, 2017 and scheduled payments of interest that would have accrued from the redemption date to May 15, 2017 on the long term subordinated notes being redeemed, discounted to the redemption date on a semi-annual basis at a discount rate equal to the treasury rate plus an applicable spread of either 0.25% or 0.50%, in each case plus accrued and unpaid interest. Holdings may redeem the long term subordinated notes on or after May 15, 2017, in whole or in part at 100% of the principal amount plus accrued and unpaid interest; however, redemption on or after the scheduled maturity date and prior to May 1, 2047 are subject to a replacement capital covenant. This covenant is for the benefit of certain senior note holders and it mandates that Holdings receive proceeds from the sale of another subordinated debt issue, of at least similar size, before it may redeem the subordinated notes.

Interest expense incurred in connection with these long term notes was $6.6 million and $10.9 million for the three and nine months ended September 30, 2007, respectively. Market value, which is based on quoted market price at September 30, 2007, was $374.5 million for the 6.6% long term subordinated notes.

10. Junior Subordinated Debt Securities Payable

On March 29, 2004, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Everest Re Capital Trust II (“Capital Trust II”). Holdings may redeem the junior subordinated debt securities before their maturity at 100% of their principal amount plus accrued interest to the date of redemption. The securities may be redeemed in whole or in part, on one or more occasions at any time on or after March 30, 2009; or at any time, in whole, but not in part, within 90 days of the occurrence and continuation of a determination that the Trust may become subject to tax or the Investment Company Act.

On November 14, 2002, Holdings issued $216.5 million of 7.85% junior subordinated debt securities due November 15, 2032 to Everest Re Capital Trust (“Capital Trust”). Holdings will redeem all of the junior subordinated debt securities at 100% of their principal amount plus accrued interest on November 15, 2007.

Fair value, which is primarily based on quoted market price of the related trust preferred securities at September 30, 2007 and December 31, 2006, was $288.0 million and $316.3 million, respectively, for the 6.20% junior subordinated debt securities and $217.8 million and $221.2 million, respectively, for the 7.85% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $9.4 million for the three months ended September 30, 2007 and 2006 and $28.1 million for the nine months ended September 30, 2007 and 2006.

Capital Trust and Capital Trust II are wholly owned finance subsidiaries of Holdings.

Holdings considers that the mechanisms and obligations relating to the trust preferred securities, taken together, constitute a full and unconditional guarantee by Holdings of Capital Trust and Capital Trust II’s payment obligations with respect to their respective trust preferred securities.

Capital Trust will redeem all of the outstanding trust preferred securities on November 15, 2007, which is when the junior subordinated debt securities will be paid.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005. As of September 30, 2007, Holdings was in compliance with all Holdings Credit Facility covenants.

For the three and nine months ended September 30, 2007 and 2006, there were no outstanding borrowings under the Holdings Credit Facility.

Interest expense and fees incurred in connection with the Holdings Credit Facility were $0.03 million and $0.08 million for the three and nine months ended September 30, 2007, respectively. Interest expense and fees incurred in connection with the Holdings Credit Facility were $0.04 million and $0.1 million for the three and nine months ended September 30, 2006, respectively, all of which were fees.

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

Underwriting results include earned premium less losses and loss adjustment expenses (“LAE”) incurred, commission and brokerage expenses and other underwriting expenses. Underwriting results are measured using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which respectively, divide incurred losses, commission and brokerage and other underwriting expenses by premiums earned.

The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

	U.S. Reinsurance
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
Gross written premiums	$ 327,483	$ 332,923	$ 953,505	$ 989,337
Net written premiums	233,083	251,754	697,059	740,969

Premiums earned	$ 231,411	$ 234,502	$ 733,566	$ 730,819
Incurred losses and LAE	127,121	159,535	294,439	514,892
Commission and brokerage	53,830	44,882	169,619	159,220
Other underwriting expenses	7,280	6,443	21,092	17,585
Underwriting gain	$ 43,180	$ 23,642	$ 248,416	$ 39,122

	U.S. Insurance
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
Gross written premiums	$ 228,207	$ 249,346	$ 607,217	$ 662,742
Net written premiums	180,172	182,097	414,247	454,342

Premiums earned	$ 139,602	$ 148,002	$ 401,747	$ 416,865
Incurred losses and LAE	98,980	97,639	324,093	291,348
Commission and brokerage	20,698	18,909	59,020	47,836
Other underwriting expenses	15,243	12,715	39,621	34,809
Underwriting gain (loss)	$ 4,681	$ 18,739	$ (20,987)	$ 42,872

	Specialty Underwriting
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
Gross written premiums	$ 70,508	$ 77,844	$ 201,566	$ 194,958
Net written premiums	49,539	53,500	141,591	137,406

Premiums earned	$ 48,171	$ 49,180	$ 143,131	$ 136,534
Incurred losses and LAE	28,302	25,106	95,080	90,228
Commission and brokerage	10,687	9,924	29,362	32,315
Other underwriting expenses	1,718	1,713	5,082	4,655
Underwriting gain	$ 7,464	$ 12,437	$ 13,607	$ 9,336

	International
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
Gross written premiums	$ 213,635	$ 186,063	$ 589,605	$ 541,420
Net written premiums	139,959	134,516	403,993	391,622

Premiums earned	$ 141,966	$ 129,358	$ 417,970	$ 381,990
Incurred losses and LAE	90,366	47,746	272,504	206,403
Commission and brokerage	29,335	29,324	92,451	83,714
Other underwriting expenses	4,144	3,441	12,194	9,804
Underwriting gain	$ 18,121	$ 48,847	$ 40,821	$ 82,069

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
Underwriting gain	$ 73,446	$ 103,665	$ 281,857	$ 173,399
Net investment income	105,023	84,744	307,809	260,571
Net realized capital gain	22,121	9,025	145,580	20,249
Corporate expense	(1,011)	(1,077)	(3,268)	(3,674)
Interest, fee and bond issue cost
amortization expense	(26,484)	(17,424)	(68,089)	(52,284)
Other expense	(24)	(17,925)	(14,464)	(23,959)
Income before taxes	$ 173,071	$ 161,008	$ 649,425	$ 374,302

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

•

Effective January 1, 2003, Everest Re entered into a whole account quota share with Bermuda Re, whereby Everest Re’s Canadian branch ceded to Bermuda Re 50% of its net retained liability on all new and renewal property business.

•

Effective January 1, 2004, Everest Re and Bermuda Re amended the whole account quota share through which Everest Re previously ceded 25% of its business to Bermuda Re so that effective January 1, 2004 Everest Re ceded 22.5% to Bermuda Re and 2.5% to Everest International of the net retained liability on all new and renewal covered business written during the term of this agreement. This amendment remained in effect through December 31, 2005.

•

Effective January 1, 2006, Everest Re, Bermuda Re and Everest International amended the whole account quota share so that for all new and renewal business recorded on or after January 1, 2006, Everest Re cedes 31.5% and 3.5% of its casualty business to Bermuda Re and Everest International, respectively, and Everest Re ceded 18.0% and 2.0% of its property business to Bermuda Re and Everest International, respectively. However, in no event shall the loss cessions to Bermuda Re and Everest International relating to any one occurrence on the property business exceed $125.0 million (20% of $625.0 million).

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

The following table summarizes the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, for the periods indicated:

	Bermuda Re
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
Ceded written premiums	$ 198,129	$ 177,663	$ 573,019	$ 522,818
Ceded earned premiums	191,678	171,919	575,689	514,036
Ceded losses and LAE (a)	110,573	114,365	359,655	309,876

	Everest International
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
Ceded written premiums	$ 19,951	$ 22,018	$ 59,274	$ 54,453
Ceded earned premiums	19,605	21,366	59,884	51,816
Ceded losses and LAE	11,084	13,496	34,269	32,021

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

PART I - Item 2

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

Through the third quarter of 2007, we observed increased competition with slightly reduced rates, higher commissions and demands by cedants for improved terms and conditions. The extent of the increased competition and its affect on rates, terms and conditions varied widely by market and coverage type. One of the lesser impacted markets was property catastrophe retrocession coverage in regions that were most affected by the catastrophe events of 2005, principally Hurricanes Katrina, Rita and Wilma. Reinsurance capacity in areas including southeastern U.S. exposures and energy lines continued to be constrained. In January 2007, the state of Florida passed legislation that increased coverage provided by the Florida Hurricane Catastrophe Fund, thus potentially reducing the amount of reinsurance that Florida companies will purchase from the private reinsurance market. In addition, the legislature broadened the mandate of the state sponsored homeowners’ insurance company to render it a fully competitive market participant. Although we are unable to predict the impact on future market conditions from the increased competition and legislative developments, we believe that our clients continue to write profitable business in Florida and will continue to purchase both quota share and catastrophe coverage, although at likely lower volumes. The balance of the U.S. and international property lines experienced mostly modest price declines but are still adequately priced.

Our U.S. and international casualty lines experienced weaker market conditions led by the medical stop loss and D&O reinsurance classes, as well as the California workers’ compensation insurance line. We believe that U.S. casualty reinsurance generally remains adequately priced. We also believe that increased primary price competition and cedants’ increased appetite for retaining more profitable business net, following several highly profitable years, has resulted in modestly softer, but profitable, reinsurance pricing. Our U.S. insurance operation was also affected by these primary casualty insurance market conditions; however, given the specialty nature of our business, we believe the impact to be less severe than on the market, generally.

We are unable to predict the impact on future market conditions from the increased competition and legislative initiatives. In addition to these market forces, reinsurers continue to reassess their risk appetites and rebalance their property portfolios to obtain a greater spread of risk against the backdrop of: (i) recent revisions to the industry’s catastrophe loss projection models, which are indicating significantly higher loss potentials and consequently higher pricing requirements and (ii) elevated rating agency scrutiny and capital requirements for many catastrophe exposed companies.

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

Consolidated Financial Results

We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income, ratios and stockholder’s equity for the periods indicated:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(Dollars in thousands)	2007	2006	(Decrease)	2007	2006	(Decrease)

Gross written premiums	$ 839,833	$ 846,176	-0.7%	$ 2,351,893	$ 2,388,457	-1.5%
Net written premiums	602,753	621,867	-3.1%	1,656,890	1,724,339	-3.9%

REVENUES:
Premiums earned	$ 561,150	$ 561,042	0.0%	$ 1,696,414	$ 1,666,208	1.8%
Net investment income	105,023	84,744	23.9%	307,809	260,571	18.1%
Net realized capital gains	22,121	9,025	145.1%	145,580	20,249	NM
Other expense	(24)	(17,925)	99.9%	(14,464)	(23,959)	39.6%
Total revenues	688,270	636,886	8.1%	2,135,339	1,923,069	11.0%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	344,769	330,026	4.5%	986,116	1,102,871	-10.6%
Commission, brokerage, taxes and fees	114,550	103,039	11.2%	350,452	323,085	8.5%
Other underwriting expenses	29,396	25,389	15.8%	81,257	70,527	15.2%
Interest expense	26,484	17,424	52.0%	68,089	52,284	30.2%
Total claims and expenses	515,199	475,878	8.3%	1,485,914	1,548,767	-4.1%

INCOME BEFORE TAXES	173,071	161,008	7.5%	649,425	374,302	73.5%
Income tax expense	62,502	46,077	35.6%	194,347	94,484	105.7%
NET INCOME	$ 110,569	$ 114,931	-3.8%	$ 455,078	$ 279,818	62.6%

			Point			Point
RATIOS:			Change			Change
Loss ratio	61.4%	58.8%	2.6	58.1%	66.2%	(8.1)
Commission and brokerage ratio	20.4%	18.4%	2.0	20.7%	19.4%	1.3
Other underwriting expense ratio	5.3%	4.5%	0.8	4.8%	4.2%	0.6
Combined ratio	87.1%	81.7%	5.4	83.6%	89.8%	(6.2)

				As of	As of	Percentage
				September 30,	December 31,	Increase/
(Dollars in millions, except per share amounts)				2007	2006	(Decrease)
Balance sheet data:
Total investments and cash				$ 9,128.0	$ 8,451.8	8.0%
Total assets				13,413.6	12,888.3	4.1%
Loss and loss adjustment expense reserves				7,267.4	7,397.3	-1.8%
Total debt				1,395.4	995.6	40.2%
Total liabilites				10,747.5	10,669.9	0.7%
Stockholder's equity				2,666.1	2,218.4	20.2%

(NM, not meaningful)

Revenues.

Premiums. Gross written premiums decreased $6.3 million, or 0.7%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, reflecting a decline of $21.1 million in the U.S. insurance business, partially offset by a growth of $14.8 million in the worldwide reinsurance business. The decrease in U.S. insurance business is primarily the result of continued decline in our workers’ compensation and contractors liability writings in response to increased competition. A portion of the increase in worldwide reinsurance is attributable to the weaker U.S. dollar. As the U.S. dollar weakens, business written in other currencies results in comparatively higher premiums in U.S. dollar terms. Net written premiums decreased $19.1 million, or 3.1%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Net premiums earned remained relatively flat at $561.2 million for the three months ended September 30, 2007 compared to $561.0 million for the same period in 2006.

Gross written premiums decreased $36.6 million, or 1.5%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, reflecting a decline of $55.5 million in the U.S. insurance business, partially offset by a growth of $19.0 million in the worldwide reinsurance business. The weaker U.S. dollar contributed to the increase in worldwide reinsurance premiums. Net written premiums decreased $67.4 million, or 3.9%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Net premiums earned increased $30.2 million, or 1.8%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Net Investment Income. Net investment income increased 23.9% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Investment income increased due to the growth in invested assets from the net proceeds of the $400.0 million long term note issuance and the positive cash flow from operations as well as $5.0 million of additional investment income from our limited partnership investments. Investment income from equity investments in limited partnerships fluctuates from period to period depending on the performance of the individual investments made by the partnerships as well as equity markets performance. The average pre-tax investment portfolio yield for the three months ended September 30, 2007 was 4.9% compared to the three months ended September 30, 2006 average investment portfolio yield of 4.4%.

Net investment income increased 18.1% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to growth in invested assets from the net proceeds of the $400.0 million long term note issuance and the $81.1 million of cash flow from operations, $12.7 million of additional investment income from our limited partnership investments and a $9.2 million reduction in interest credited on funds held. The average pre-tax investment portfolio yield for the nine months ended September 30, 2007 was 4.9% compared to the nine months ended September 30, 2006 average investment portfolio yield of 4.5%.

Net Realized Capital Gains. Net realized capital gains were $22.1 million and $9.0 million for the three months ended September 30, 2007 and 2006, respectively, and $145.6 million and $20.2 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in 2007 is primarily attributable to our adoption of Statement of Financial Accounting Standards (“FAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to FASB statement No. 115” (“FAS 159”) for our actively managed equity security investment portfolio and equity shares of our parent. For the three and nine months ended September 30, 2007, we recorded $27.7 million and $156.6 million, respectively, of net realized capital gains due to fair value adjustments. Because we reported our realized gains and losses in accordance with FAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” in 2006, there were no fair value adjustments.

Other Expense. Other expense was $0.02 million and $17.9 million for the three months ended September 30, 2007 and 2006, respectively, principally due to a $12.3 million decrease in deferred gains on a retroactive reinsurance agreement with an unconsolidated affiliate and fluctuations in foreign currency exchange rates.

Other expense was $14.5 million and $24.0 million for the nine months ended September 30, 2007 and 2006, respectively, principally due to miscellaneous income and fluctuations in the foreign currency exchange rates.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses. The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Incurred Losses and LAE

	Three Months Ended						Nine Months Ended
	September 30,						September 30,
	2007			2006			2007			2006
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
All Segments
Attritional (a)	$ 314.7	$ (18.1)	$ 296.6	$ 367.0	$ (79.4)	$ 287.6	$ 922.1	$ (39.5)	$ 882.6	$ 1,004.8	$ (70.6)	$ 934.2
Catastrophes	10.7	5.4	16.1	0.4	35.3	35.7	48.2	6.7	54.9	4.7	155.9	160.7
A&E	-	32.2	32.2	-	6.7	6.7	-	48.6	48.6	-	8.0	8.0
Total All segments	$ 325.4	$ 19.4	$ 344.8	$ 367.4	$ (37.4)	$ 330.0	$ 970.3	$ 15.8	$ 986.1	$ 1,009.6	$ 93.3	$ 1,102.9
Loss ratio	58.0%	3.5%	61.4%	65.5%	-6.7%	58.8%	57.2%	0.9%	58.1%	60.6%	5.6%	66.2%

(a) Attritional losses exclude catastrophe and A&E losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased $14.7 million, or 4.5% for the three months ended September 30, 2007 as compared to the same period in 2006 and was due to a $25.5 million increase in asbestos and environmental (“A&E”) losses and a $9.0 million increase in attritional losses, partially offset by a $19.6 million decrease in catastrophe losses. The attritional losses increase of $9.0 million was primarily due to a $61.3 million decrease in favorable prior years’ reserve adjustments, partially offset by a $52.3 million, or 9.3 point, decrease in current year’s attritional losses. The $19.6 million decrease in catastrophe losses resulted from a $29.9 million decrease in prior years’ losses, partially offset by a $10.3 million increase in current year’s losses for Hurricane Dean and the Peruvian Earthquake.

Incurred losses and LAE decreased by $116.8 million, or 10.6% for the nine months ended September 30, 2007 compared to the same period in 2006 due to a $105.8 million, or 6.4 point, decrease in catastrophe losses and a $51.6 million decrease in attritional losses of which $82.7 million, or 5.9 points, was due to a decrease in current year’s attritional losses, partially offset by a $40.6 million increase in A&E losses.

The gross incurred losses for A&E exposures were $40.0 million and $47.0 million for the three months ended September 30, 2007 and 2006, respectively, and $80.0 million and $63.4 million for the nine months ended September 30, 2007 and 2006, respectively. These changes reflect management’s evaluation of information received from insureds and ceding companies, ongoing litigation, additional claims received and settlement activity.

Although we regularly monitor all available information and adjust reserves accordingly, we have continued to experience adverse development on our asbestos exposures. In particular, we experienced $25.0 million and $0.0 million of development on the Mt. McKinley gross reserves in the second and third quarters of 2007, respectively, and $15.0 million and $40.0 million on the reinsurance gross reserves in the second and third quarters of 2007, respectively.

In light of this experience, we will be conducting an in-depth study of our asbestos exposures and reserves during the fourth quarter of 2007, taking into account the various factors set forth below regarding asbestos claims. Because of the complexities and uncertainties associated with estimating liabilities for asbestos claims, we cannot predict the outcome of this study at the present time. It is possible that the results of our study will require a strengthening of our asbestos reserves. Such a strengthening could be material to our operating results and financial condition in future periods.

Commission, Brokerage, Taxes and Fees. Commission, brokerage and tax expenses increased $11.5 million, or 11.2%, for the three months ended September 30, 2007 compared to the same period in 2006, and $27.4 million, or 8.5%, for the nine months ended September 30, 2007 compared to the same period in 2006. An increase in ceding commissions due to market conditions and higher commissions on new insurance programs were the principal drivers.

Other Underwriting Expenses. Other underwriting expenses for the three months ended September 30, 2007 increased $4.0 million, or 15.8%, compared to the same period in 2006, primarily due to growth in compensation and benefits and an increase in staff count. Other underwriting expenses include corporate underwriting expenses, which are not allocated to segments, of $1.0 million for the three months ended September 30, 2007, compared to $1.1 million for the three months ended September 30, 2006.

Other underwriting expenses for the nine months ended September 30, 2007 increased $10.7 million, or 15.2%, compared to the same period in 2006, primarily due to growth in compensation and benefits and an increase in staff count. Other underwriting expenses include corporate underwriting expenses, which are not allocated to segments, of $3.3 million for the nine months ended September 30, 2007 compared to $3.7 million for the nine months ended September 30, 2006.

Interest expense. Interest expense was $26.5 million and $17.4 million for the three months ended September 30, 2007 and 2006, respectively, and $68.1 million and $52.3 million for the nine months ended September 30, 2007 and 2006, respectively. The increase is primarily due to the new long term notes and the acceleration of the bond amortization costs associated with the November 15, 2007 early retirement of the 7.85% junior subordinated debt securities.

Income Tax Expense. Our income tax expense was $62.5 million (36.1% effective tax rate) for the three months ended September 30, 2007 compared to $46.1 million (28.6% effective tax rate) for the three months ended September 30, 2006. The increase in tax expense is primarily attributable to a $13.1 million provision for potential additional tax related to our tax treatment of foreign exchange. Absent this provision, the tax rate would have been 28.5%. The Internal Revenue Service has challenged our treatment, and although we believe we have a strong chance of prevailing on this issue, we have provided for the potential additional tax for all years still open for examination. Aside from such discrete items, our income tax expense is primarily a function of the statutory tax rates and corresponding pre-tax income in the jurisdictions where we operate, coupled with the impact from the tax-preferenced investment income.

Our income tax expense was $194.3 million (29.9% effective tax rate) for nine months ended September 30, 2007 compared to $94.5 million (25.2% effective tax rate) for the nine months ended September 30, 2006. The increase in the effective tax rate is principally due to the increase in pre-tax income, including a significant increase in net realized gains with a comparable year over year level of permanent differences, and the $13.1 million provision mentioned above.

Net Income.

Net income decreased 3.8% to $110.6 million for the three months ended September 30, 2007 from $114.9 million for the three months ended September 30, 2006 as a result of the items discussed above.

Net income increased 62.6% to $455.1 million for the nine months ended September 30, 2007 from $279.8 million for the nine months ended September 30, 2006, as a result of the items discussed above.

Ratios.

Our combined ratio increased by 5.4 points to 87.1% for the three months ended September 30, 2007 compared to 81.7% for the three months ended September 30, 2006, reflective of a 2.8 point increase in the commission and brokerage and other underwriting expense ratios and the 2.6 point increase in the loss ratio.

Our combined ratio decreased by 6.2 points to 83.6% for the nine months ended September 30, 2007 compared to 89.8% for the nine months ended September 30, 2006, reflective of the 8.1 point decrease in the loss ratio, partially offset by a 1.9 point increase in the commission and brokerage and other underwriting expense ratios.

Stockholder’s Equity.

Stockholder’s equity increased by $447.7 million to $2,666.1 million at September 30, 2007 from $2,218.4 million at December 31, 2006, the result of $455.1 million of net income generated for the period, $16.9 million of currency translation gains and $5.4 million of additional paid-in capital from share-based compensation, partially offset by $29.7 million of net unrealized losses.

Consolidated Investment Results

Net Investment Income.

Net investment income increased 23.9% to $105.0 million for the three months ended September 30, 2007 from $84.7 million for the three months ended September 30, 2006, principally reflecting a growth in invested assets to $9.1 billion at September 30, 2007 from $8.2 billion at September 30, 2006. In addition, growth in limited partnership income of $5.0 million and a reduction in interest credited on funds held of $3.3 million, contributed to the increase in net investment income.

Net investment income increased 18.1% to $307.8 million for the nine months ended September 30, 2007 from $260.6 million for the nine months ended September 30, 2006, principally due to growth in invested assets to $9.1 billion at September 30, 2007 from $8.2 billion at September 30, 2006. In addition, limited partnership income grew by $12.7 million and interest credited on funds held fell by $9.2 million, further contributing to the increase.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
Fixed maturities	$ 71,791	$ 73,585	$ 222,723	$ 224,936
Equity securities	2,168	3,009	6,805	8,718
Short-term investments	19,735	7,127	41,072	17,105
Other investment income	11,843	4,740	41,090	22,825
Total gross investment income	105,537	88,461	311,690	273,584
Interest credited and other expense	(514)	(3,717)	(3,881)	(13,013)
Total net investment income	$ 105,023	$ 84,744	$ 307,809	$ 260,571

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	September 30,	December 31,
	2007	2006

Imbedded pre-tax yield of cash and invested assets	4.6%	4.5%
Imbedded after-tax yield of cash and invested assets	3.6%	3.6%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Annualized pre-tax yield on average cash and invested assets	4.9%	4.4%	4.9%	4.5%
Annualized after-tax yield on average cash and invested assets	3.8%	3.5%	3.9%	3.7%

Net Realized Capital Gains.

The following table presents the composition of our net realized capital gains for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
Gains (losses) from sales:
Fixed maturities
Gains	$ -	$ 20	$ 997	$ 4,294
Losses	(3,106)	-	(3,148)	-
Total	(3,106)	20	(2,151)	4,294

Equity securities, market value
Gains	-	9,005	-	18,799
Losses	-	-	-	(2,842)
Total	-	9,005	-	15,957

Equity securities, fair value
Gains	202	-	2,814	-
Losses	(2,670)	-	(11,735)	-
Total	(2,468)	-	(8,921)	-

Short-term investments
Gains	-	-	4	-
Losses	-	-	-	(2)
Total	-	-	4	(2)

Total net realized gains (losses) from sales
Gains	202	9,025	3,815	23,093
Losses	(5,776)	-	(14,883)	(2,844)
Total	(5,574)	9,025	(11,068)	20,249

Gains (losses) from fair value adjustments:
Equity securities, fair value	18,696	-	119,693	-
Other invested assets, fair value	8,999	-	36,955	-
Total	27,695	-	156,648	-

Total net realized gains (losses)	$ 22,121	$ 9,025	$ 145,580	$ 20,249

Effective January 1, 2007, we adopted and implemented FAS 159 for our actively managed equity securities and equity shares of our parent. As such, we recorded realized capital gains of $27.7 million and $156.6 million for the three and nine months ended September 30, 2007, respectively, from fair value adjustments in our consolidated statements of operations and comprehensive income.

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

We coordinate the operations of our segments with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations. Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results.

Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. We measure our underwriting results using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by premiums earned.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance

The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Underwriting Results and Ratios

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(Dollars in thousands)	2007	2006	Variance	% Change	2007	2006	Variance	% Change
Gross written premiums	$ 327,483	$ 332,923	$ (5,440)	-1.6%	$ 953,505	$ 989,337	$ (35,832)	-3.6%
Net written premiums	233,083	251,754	(18,671)	-7.4%	697,059	740,969	(43,910)	-5.9%

Premiums earned	$ 231,411	$ 234,502	$ (3,091)	-1.3%	$ 733,566	$ 730,819	$ 2,747	0.4%
Incurred losses and LAE	127,121	159,535	(32,414)	-20.3%	294,439	514,892	(220,453)	-42.8%
Commission and brokerage	53,830	44,882	8,948	19.9%	169,619	159,220	10,399	6.5%
Other underwriting expenses	7,280	6,443	837	13.0%	21,092	17,585	3,507	19.9%
Underwriting gain	$ 43,180	$ 23,642	$ 19,538	82.6%	$ 248,416	$ 39,122	$ 209,294	NM

				Point Chg				Point Chg
Loss ratio	54.9%	68.0%		(13.1)	40.1%	70.5%		(30.4)
Commission and brokerage ratio	23.3%	19.1%		4.2	23.1%	21.7%		1.4
Other underwriting expense ratio	3.1%	2.8%		0.3	2.9%	2.4%		0.5
Combined ratio	81.3%	89.9%		(8.6)	66.1%	94.6%		(28.5)

(NM, not meaningful)

Premiums. Gross written premiums decreased 1.6% to $327.5 million for the three months ended September 30, 2007 from $332.9 million for the three months ended September 30, 2006, the result of a $41.4 million (35.1%) decrease in treaty casualty business and a $19.6 million (38.1%) decrease in facultative business, partially offset by a $55.9 million (34.3%) increase in treaty property business. The increase in treaty property writings was the result of new quota share treaties. The more competitive environment for U.S. casualty business is resulting in reduced opportunities to write this business at what we believe to be adequate rates.

Net written premiums decreased 7.4% to $233.1 million for the three months ended September 30, 2007 compared to $251.8 million for the three months ended September 30, 2006, primarily due to a $13.2 million increase in ceded written premiums and the decrease in gross written premiums, discussed above.

Net premiums earned decreased 1.3% to $231.4 million for the three months ended September 30, 2007 compared to $234.5 million for the three months ended September 30, 2006. The decline in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Incurred Losses and LAE

	Three Months Ended						Nine Months Ended
	September 30,						September 30,
	2007			2006			2007			2006
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred

Attritional	$ 112.7	$ (21.5)	$ 91.2	$ 161.0	$ (35.3)	$ 125.7	$ 326.2	$ (70.0)	$ 256.2	$ 410.9	$ (13.3)	$ 397.6
Catastrophes	0.1	3.7	3.7	-	27.1	27.1	0.1	(10.4)	(10.4)	-	109.3	109.3
A&E	-	32.2	32.2	-	6.7	6.7	-	48.6	48.6	-	8.0	8.0
Total segment	$ 112.8	$ 14.4	$ 127.1	$ 161.0	$ (1.5)	$ 159.5	$ 326.2	$ (31.8)	$ 294.4	$ 410.9	$ 104.0	$ 514.9
Loss ratio	48.7%	6.2%	54.9%	68.7%	-0.6%	68.0%	44.5%	-4.3%	40.1%	56.2%	14.2%	70.5%
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased 20.3% to $127.1 million for the three months ended September 30, 2007 compared to $159.5 million for the three months ended September 30, 2006. The segment loss ratio improved by 13.1 points for the three months ended September 30, 2007 compared to the same period in 2006. The factors driving this change were a favorable 20.0 point decrease in the current year’s loss ratio and a 10.0 point decrease in the prior years’ catastrophe loss ratio, partially offset by an 11.0 point increase in the A&E loss ratio and a 5.8 point decrease in the prior years’ favorable attritional loss ratio.

Segment Expenses. Underwriting expenses increased 19.1% to $61.1 million for the three months ended September 30, 2007 from $51.3 million for the three months ended September 30, 2006. Commission and brokerage increased by $8.9 million, principally due to an increase in regular commissions. Segment other underwriting expenses for the three months ended September 30, 2007 increased nominally to $7.3 million from $6.4 million for the three months ended September 30, 2006.

U.S. Insurance

The following table presents the underwriting results and ratios for the U.S. Insurance segment for the periods indicated.

	Underwriting Results and Ratios

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(Dollars in thousands)	2007	2006	Variance	% Change	2007	2006	Variance	% Change
Gross written premiums	$ 228,207	$ 249,346	$ (21,139)	-8.5%	$ 607,217	$ 662,742	$ (55,525)	-8.4%
Net written premiums	180,172	182,097	(1,925)	-1.1%	414,247	454,342	(40,095)	-8.8%

Premiums earned	$ 139,602	$ 148,002	$ (8,400)	-5.7%	$ 401,747	$ 416,865	$ (15,118)	-3.6%
Incurred losses and LAE	98,980	97,639	1,341	1.4%	324,093	291,348	32,745	11.2%
Commission and brokerage	20,698	18,909	1,789	9.5%	59,020	47,836	11,184	23.4%
Other underwriting expenses	15,243	12,715	2,528	19.9%	39,621	34,809	4,812	13.8%
Underwriting gain (loss)	$ 4,681	$ 18,739	$ (14,058)	-75.0%	$ (20,987)	$ 42,872	$ (63,859)	-149.0%

				Point Chg				Point Chg
Loss ratio	70.9%	66.0%		4.9	80.7%	69.9%		10.8
Commission and brokerage ratio	14.8%	12.8%		2.0	14.7%	11.5%		3.2
Other underwriting expense ratio	10.9%	8.5%		2.4	9.8%	8.3%		1.5
Combined ratio	96.6%	87.3%		9.3	105.2%	89.7%		15.5

Premiums. Gross written premiums decreased 8.5% to $228.2 million for the three months ended September 30, 2007 from $249.3 million for the three months ended September 30, 2006. The decrease is primarily the result of continued decline in our workers’ compensation and contractors liability writings in response to increased competition, partially offset by growth from new programs.

Net written premiums decreased 1.1% to $180.2 million for the three months ended September 30, 2007 compared to $182.1 million for the three months ended September 30, 2006, primarily due to the decrease in gross written premiums and ceded written premiums.

Net premiums earned decreased 5.7% to $139.6 million for the three months ended September 30, 2007 from $148.0 million for the three months ended September 30, 2006. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Insurance segment for the periods indicated.

	Incurred Losses and LAE

	Three Months Ended						Nine Months Ended
	September 30,						September 30,
	2007			2006			2007			2006
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred

Attritional	$ 99.4	$ (0.4)	$ 99.0	$ 101.9	$ (4.1)	$ 97.8	$ 290.0	$ 34.4	$ 324.4	$ 307.2	$ (16.2)	$ 291.1
Catastrophes	-	-	-	-	(0.2)	(0.2)	-	(0.3)	(0.3)	-	0.3	0.3
Total segment	$ 99.4	$ (0.4)	$ 99.0	$ 101.9	$ (4.3)	$ 97.6	$ 290.0	$ 34.1	$ 324.1	$ 307.2	$ (15.9)	$ 291.3
Loss ratio	71.2%	-0.3%	70.9%	68.9%	-2.9%	66.0%	72.2%	8.5%	80.7%	73.7%	-3.8%	69.9%
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased to $99.0 million for the three months ended September 30, 2007 from $97.6 million for the three months ended September 30, 2006. The segment loss ratio increased by 4.9 points. Although we experienced favorable development on prior years’ workers’ compensation reserves in both periods, the amount experienced in this year’s third quarter was less than in the same period last year.

Segment Expenses. Underwriting expenses increased 13.7% to $35.9 million for the three months ended September 30, 2007 from $31.6 million for the three months ended September 30, 2006. Commission and brokerage increased by $1.8 million, or 9.5%, for the three months ended September 30, 2007, principally due to an increase in regular commission on new programs and profit commissions. Segment other underwriting expenses for the three months ended September 30, 2007 increased to $15.2 million as compared to $12.7 million for the three months ended September 30, 2006, primarily due to increased compensation costs associated with increased staff.

Specialty Underwriting

The following table presents the underwriting results and ratios for the Specialty Underwriting segment for the periods indicated.

	Underwriting Results and Ratios

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(Dollars in thousands)	2007	2006	Variance	% Change	2007	2006	Variance	% Change
Gross written premiums	$ 70,508	$ 77,844	$ (7,336)	-9.4%	$ 201,566	$ 194,958	$ 6,608	3.4%
Net written premiums	49,539	53,500	(3,961)	-7.4%	141,591	137,406	4,185	3.0%

Premiums earned	$ 48,171	$ 49,180	$ (1,009)	-2.1%	$ 143,131	$ 136,534	$ 6,597	4.8%
Incurred losses and LAE	28,302	25,106	3,196	12.7%	95,080	90,228	4,852	5.4%
Commission and brokerage	10,687	9,924	763	7.7%	29,362	32,315	(2,953)	-9.1%
Other underwriting expenses	1,718	1,713	5	0.3%	5,082	4,655	427	9.2%
Underwriting gain	$ 7,464	$ 12,437	$ (4,973)	-40.0%	$ 13,607	$ 9,336	$ 4,271	45.7%

				Point Chg				Point Chg
Loss ratio	58.8%	51.0%		7.8	66.4%	66.1%		0.3
Commission and brokerage ratio	22.2%	20.2%		2.0	20.5%	23.7%		(3.2)
Other underwriting expense ratio	3.5%	3.5%		0.0	3.6%	3.4%		0.2
Combined ratio	84.5%	74.7%		9.8	90.5%	93.2%		(2.7)

Premiums. Gross written premiums decreased 9.4% to $70.5 million for the three months ended September 30, 2007 from $77.8 million for the three months ended September 30, 2006. This decrease is the result of an $18.2 million (91.2%) decrease in aviation writings, a $5.2 million (29.2%) decrease in surety writings and a $2.9 million (11.7%) decrease in A&H writings, partially offset by a $19.0 million (124.0%) increase in marine writings. The marine premium growth emanated from increases on existing quota share business as well as new quota share business. We continue to decrease our aviation and surety writings, in response to more competitive market conditions.

Net written premiums decreased 7.4% to $49.5 million for the three months ended September 30, 2007 compared to $53.5 million for the three months ended September 30, 2006, due to the decrease in gross written premiums and ceded written premiums.

Net premiums earned decreased 2.1% to $48.2 million for the three months ended September 30, 2007 compared to $49.2 million for the three months ended September 30, 2006, primarily due to decreased net written premiums. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Specialty Underwriting segment for the periods indicated.

	Incurred Losses and LAE

	Three Months Ended						Nine Months Ended
	September 30,						September 30,
	2007			2006			2007			2006
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred

Attritional	$ 25.1	$ 1.1	$ 26.1	$ 28.3	$ (10.6)	$ 17.7	$ 78.8	$ 1.4	$ 80.2	$ 81.9	$ (23.8)	$ 58.2
Catastrophes	-	2.2	2.2	-	7.4	7.4	-	14.8	14.8	-	32.1	32.1
Total segment	$ 25.1	$ 3.2	$ 28.3	$ 28.3	$ (3.1)	$ 25.1	$ 78.8	$ 16.2	$ 95.1	$ 81.9	$ 8.3	$ 90.2
Loss ratio	52.0%	6.7%	58.8%	57.4%	-6.4%	51.0%	55.1%	11.3%	66.4%	60.0%	6.1%	66.1%
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased 12.7% to $28.3 million for the three months ended September 30, 2007 compared to $25.1 million for the three months ended September 30, 2006. The prior years’ attritional loss ratio was 23.7 points higher in the third quarter 2007 compared to 2006 as we experienced $10.6 million of favorable development in the third quarter of 2006, which did not reoccur in the third quarter of 2007. This was partially offset by 10.6 points of lower catastrophe loss development. The current accident year loss ratio was 5.4 points lower in the third quarter 2007 compared to 2006, principally due to a change in the mix of business.

Segment Expenses. Underwriting expenses increased 6.6% to $12.4 million for the three months ended September 30, 2007 from $11.6 million for the three months ended September 30, 2006. Virtually all of the increase emanated from commission and brokerage expenses, which were driven by changes in the business mix.

International

The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Underwriting Results and Ratios

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(Dollars in thousands)	2007	2006	Variance	% Change	2007	2006	Variance	% Change
Gross written premiums	$ 213,635	$ 186,063	$ 27,572	14.8%	$ 589,605	$ 541,420	$ 48,185	8.9%
Net written premiums	139,959	134,516	5,443	4.0%	403,993	391,622	12,371	3.2%

Premiums earned	$ 141,966	$ 129,358	$ 12,608	9.7%	$ 417,970	$ 381,990	$ 35,980	9.4%
Incurred losses and LAE	90,366	47,746	42,620	89.3%	272,504	206,403	66,101	32.0%
Commission and brokerage	29,335	29,324	11	0.0%	92,451	83,714	8,737	10.4%
Other underwriting expenses	4,144	3,441	703	20.4%	12,194	9,804	2,390	24.4%
Underwriting gain	$ 18,121	$ 48,847	$ (30,726)	-62.9%	$ 40,821	$ 82,069	$ (41,248)	-50.3%

				Point Chg				Point Chg
Loss ratio	63.7%	36.9%		26.8	65.2%	54.0%		11.2
Commission and brokerage ratio	20.7%	22.7%		(2.0)	22.1%	21.9%		0.2
Other underwriting expense ratio	2.8%	2.6%		0.2	2.9%	2.6%		0.3
Combined ratio	87.2%	62.2%		25.0	90.2%	78.5%		11.7

Premiums. Gross written premiums increased 14.8% to $213.6 million for the three months ended September 30, 2007 from $186.1 million for the three months ended September 30, 2006. Business written through the Asian branch increased $23.0 million (133.9%) and through the Canadian branch increased $9.7 million (24.5%). These increases were partially offset by a decrease of $5.2 million (4.0%) for premiums written through the Miami and New Jersey offices. We have experienced strong fundamental growth in Asia where economies are growing and demand is strong.

Net written premiums increased 4.0% to $140.0 million for the three months ended September 30, 2007 compared to $134.5 million for the three months ended September 30, 2006, principally due to the increase in gross written premiums and the increase in ceded written premiums.

Net premiums earned increased 9.7% to $142.0 million for the three months ended September 30, 2007 compared to $129.4 million for the three months ended September 30, 2006. The change in net premiums earned relative to net written premium is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Incurred Losses and LAE

	Three Months Ended						Nine Months Ended
	September 30,						September 30,
	2007			2006			2007			2006
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred

Attritional	$ 77.6	$ 2.7	$ 80.3	$ 75.9	$ (29.5)	$ 46.4	$ 227.1	$ (5.3)	$ 221.8	$ 204.7	$ (17.3)	$ 187.4
Catastrophes	10.6	(0.5)	10.1	0.4	1.0	1.4	48.1	2.6	50.7	4.7	14.3	19.0
Total segment	$ 88.2	$ 2.2	$ 90.4	$ 76.3	$ (28.5)	$ 47.7	$ 275.2	$ (2.7)	$ 272.5	$ 209.4	$ (3.0)	$ 206.4
Loss ratio	62.1%	1.5%	63.7%	59.0%	-22.0%	36.9%	65.8%	-0.6%	65.2%	54.8%	-0.8%	54.0%
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased 89.3% to $90.4 million for the three months ended September 30, 2007, compared to $47.7 million for the three months ended September 30, 2006. The segment loss ratio increased by 26.8 points, principally due to an increase in attritional losses of 20.7 points. Favorable prior years’ reserve development on the Asian business for the three months ended September 30, 2006 did not repeat for the comparable period of 2007. In addition, catastrophe losses were 6.1 points higher in the 2007 period primarily due to current years’ catastrophe losses on Hurricane Dean and the Peruvian Earthquake compared to a relatively catastrophe free third quarter in 2006.

Segment Expenses. Underwriting expenses increased 2.2% to $33.5 million for the three months ended September 30, 2007 from $32.8 million for the three months ended September 30, 2006. Commission and brokerage increased negligibly for the three months ended September 30, 2007. Segment other underwriting expenses for the three months ended September 30, 2007 increased to $4.1 million compared to $3.4 million for the three months ended September 30, 2006.

Market Sensitive Instruments

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

Our investment strategy considers the scope of present and anticipated Company operations. In particular, we use estimates of the financial impact of non-investment asset and liability transactions, together with our capital structure and other factors, to develop a net liability analysis. This analysis includes estimated liability payouts for which our investments provide liquidity. We consider this analysis in the development of specific investment strategies for asset allocation, duration and credit quality. The change in overall market sensitive risk exposure principally reflects the asset changes that took place during the period.

Interest Rate Risk. Our $9.1 billion investment portfolio at September 30, 2007 is principally comprised of fixed maturity securities, which are subject to interest rate risk and some foreign currency exchange rate risk, and equity securities that are subject to price fluctuations and some foreign exchange rate risk. The impact of the foreign exchange risks on the investment portfolio is largely mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $230.2 million of mortgage-backed securities. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of a security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $1,650.9 million of short-term investments) as of September 30, 2007 based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

As of September 30, 2007
Interest Rate Shift in Basis Points
	-200	-100	0	100	200
Total Market Value	$ 8,066.2	$ 7,770.1	$ 7,456.7	$ 7,090.0	$ 6,710.2
Market Value Change from Base (%)	8.2%	4.2%	0.0%	(4.9)%	(10.0)%
Change in Unrealized Appreciation
After-tax from Base ($)	$ 396.2	$ 203.7	$ -	$ (238.4)	$ (485.2)

We had $7,267.4 million and $7,397.3 million of reserves for losses and LAE as of September 30, 2007 and December 31, 2006, respectively. These amounts are recorded at their nominal value as opposed to fair value, which would be lower to reflect the time value of money. Since losses are paid out over a period of time, the fair value of the reserves is less than the nominal value. As interest rates rise, the fair value of the reserves decreases and, conversely, as interest rates decline, the fair value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between fair value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our fixed income portfolio has an expected duration that is reasonably consistent with our loss and loss reserve obligations.

Equity Risk. Equity risk is the potential change in market value of the common stock and preferred stock portfolios arising from changing equity prices. Our equity investments consist of a diversified portfolio of individual securities and exchange traded and mutual funds, which invest principally in high quality common and preferred stocks that are traded on major exchanges. The primary investment objective of the equity portfolio is to obtain greater total return relative to bonds over time through market appreciation and dividend income.

The table below displays the impact on the market value and the after-tax change in fair value of our equity portfolio resulting from a 10% and 20% change in equity prices up and down for the period indicated. All amounts are in U.S. dollars and are presented in millions.

As of September 30, 2007
Change in Equity Values in Percent
	-20%	-10%	0%	10%	20%
Fair Value of the Equity Portfolio	$ 680.5	$ 765.6	$ 850.7	$ 935.7	$ 1,020.8
After-tax Change in Fair Value	$ (110.6)	$ (55.3)	$ -	$ 55.3	$ 110.6

Foreign currency exchange rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Each of our foreign operations may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for our foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52 “Foreign Currency Translation”, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of September 30, 2007 there has been no material change in exposure to foreign exchange rates as compared to December 31, 2006.

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

PART I – Item 3.

EVEREST REINSURANCE HOLDINGS, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURE

ABOUT MARKET RISK

Market Risk Instruments. See “Market Sensitive Instruments” in PART I – Item 2.

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

EVEREST REINSURANCE HOLDINGS, INC.

OTHER INFORMATION

PART II – Item 1. Legal Proceedings

In the ordinary course of business, we are involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine our rights and obligations under insurance, reinsurance and other contractual agreements. In some disputes, we seek to enforce our rights under an agreement or to collect funds owing to us. In other matters, we are resisting attempts by others to collect funds or enforce alleged rights. These disputes arise from time to time and are ultimately resolved through both informal and formal means, including negotiated resolution, arbitration and litigation. In all such matters, we believe that our positions are legally and commercially reasonable. While the final outcome of these matters cannot be predicted with certainty, we do not believe that any of these matters, when finally resolved, will have a material adverse effect on our financial position or liquidity. However, an adverse resolution of one or more of these items in any one quarter or fiscal year could have a material adverse effect on our results of operations in that period.

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

Dated: November 14, 2007