Form 10-K
period 2007-12-31
EVEREST REINSURANCE HOLDINGS INC
filed 2008-03-31
CIK 914748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C 20549 FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2007
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

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class		Name of Each Exchange on Which Registered
8.75% Senior Notes Due 2010		NYSE
5.40% Senior Notes Due 2014		NYSE
6.60% Long Term Notes Due 2067		NYSE
6.20% Trust Preferred Securities of Everest Re
Capital Trust II guaranteed by Everest Reinsurance
Holdings, Inc.		NYSE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act.
Yes	X	No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes		No	X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer		Accelerated filer

Non-accelerated filer	X	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes		No	X

The aggregate market value on June 30, 2007 (the last business day of the registrant’s most recently completed second quarter) of the voting stock held by non-affiliates was zero.

At March 15, 2008, the number of common shares of the registrant outstanding shares was 1,000, all of which are owned by Everest Re Group, Ltd.

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

The Company.

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

The Company’s principal business, conducted through its operating segments, is the underwriting of reinsurance and insurance in the U.S. and international markets. The Company had gross written premiums in 2007 of $3.2 billion, with approximately 73% representing reinsurance and 27% representing U.S. insurance. Stockholder’s equity at December 31, 2007 was $2.6 billion. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company’s preferred reinsurance purchasing method. The Company underwrites insurance principally through general agent relationships and surplus lines brokers. Holdings’ active operating subsidiaries, excluding Mt. McKinley Insurance Company (“Mt. McKinley”), which is in runoff, are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.

Following is a summary of the Company’s operating subsidiaries:

•

Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states (except Nevada and Wyoming), the District of Columbia and Puerto Rico and is authorized to conduct reinsurance business in Canada and Singapore. Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets. At December 31, 2007 Everest Re had statutory surplus of $2.9 billion.

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

•

Everest Security Insurance Company (“Everest Security”), a Georgia insurance company and a direct subsidiary of Everest Re, writes property and casualty insurance on an admitted basis in Georgia and Alabama. The majority of Everest Security’s business is reinsured by its parent, Everest Re.

•

Mt. McKinley, a Delaware insurance company and a direct subsidiary of Holdings, was acquired by Holdings in September 2000 from The Prudential Insurance Company of America (“The Prudential”). In 1985, Mt. McKinley ceased writing new and renewal insurance and commenced a run-off operation to service claims arising from its previously written business. Effective September 19, 2000, Mt. McKinley and Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”) entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for arm’s length consideration, all of its net insurance exposures and reserves to Bermuda Re.

Reinsurance Industry Overview.

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

There are two basic types of reinsurance arrangements: treaty and facultative reinsurance. In treaty reinsurance, the ceding company is obligated to cede and the reinsurer is obligated to assume a specified portion of a type or category of risks insured by the ceding company. Treaty reinsurers do not separately evaluate each of the individual risks assumed under their treaties: instead, the reinsurer relies upon the pricing and underwriting decisions made by the ceding company. In facultative reinsurance, the ceding company cedes and the reinsurer assumes all or part of the risk under a single insurance contract. Facultative reinsurance is negotiated separately for each insurance contract that is reinsured. Facultative reinsurance, when purchased by ceding companies, usually is intended to cover individual risks not covered by their reinsurance treaties because of the dollar limits involved or because the risk is unusual.

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

Reinsurance can be written through intermediaries, generally professional reinsurance brokers, or directly with ceding companies. From a ceding company's perspective, both the broker and the direct distribution channels have advantages and disadvantages. A ceding company's decision to select one distribution channel over the other will be influenced by its perception of such advantages and disadvantages relative to the reinsurance coverage being placed.

Business Strategy.

The Company’s business strategy is to sustain its leadership position within its target reinsurance and insurance markets, provide effective management throughout the property and casualty underwriting cycle and achieve an attractive return for its stockholder. The Company’s underwriting strategies seek to capitalize on its i) financial strength and capacity, ii) stable and experienced management team, iii) diversified product and distribution offering, iv) underwriting expertise and disciplined approach, v) efficient and low-cost operating structure and vi) prudent enterprise risk management practices.

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

The Company’s underwriting strategy emphasizes flexibility and responsiveness to changing market conditions, such as increased demand or favorable pricing trends. The Company believes that its existing strengths, including its broad underwriting expertise, U.S. and international presence, strong financial ratings and substantial capital, facilitate adjustments to its mix of business geographically, by line of business and by type of coverage, allowing it to participate in those market opportunities that provide the greatest potential for underwriting profitability. The Company’s insurance operations complement these strategies by providing access to business that is not available on a reinsurance basis. The Company carefully monitors its mix of business across all operations to avoid unacceptable geographic or other risk concentrations.

Capital Transactions.

The Company’s business operations are in part dependent on its financial strength, and the market’s perception of its strength as measured by stockholder’s equity, which was $2,567.5 million and $2,218.4 million at December 31, 2007 and 2006, respectively. The Company possesses significant financial flexibility with access to the debt markets and through its parent, equity markets, as a result of its perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies. The Company continuously monitors its capital and financial position, as well as investment and security market conditions and responds accordingly.

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

•

On April 26, 2007, Holdings completed a public offering of $400.0 million principal amount of 6.6% fixed to floating rate long term subordinated notes with a scheduled maturity date of May 15, 2037 and a final maturity date of May 1, 2067. The net proceeds were used to redeem the 7.85% junior subordinated debt securities of Holdings on November 15, 2007, and for general corporate purposes.

•

On December 1, 2005, Group issued 2,298,000 of its common shares at a price of $102.89 per share, which resulted in $236.4 million of proceeds before expenses and Holdings sold Group shares it acquired in 2002 at a price of $102.89 per share, which resulted in $46.5 million of proceeds before expenses. Expenses incurred for this transaction were approximately $0.3 million.

Financial Strength Ratings.

The following table shows the current financial strength ratings of the Company’s operating subsidiaries as reported by A.M. Best, Standard & Poor’s Rating Services (“Standard & Poor’s”) and Moody’s Investors Service, Inc. (“Moody’s”). These ratings are based upon factors of concern to policyholders and should not be considered an indication of the degree or lack of risk involved in a direct or indirect investment in an insurance or reinsurance company.

All of the below mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies.

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

Operating Subsidiary:	A.M. Best	Standard & Poor's	Moody's

Everest Re	A+ (Superior)	AA- (Very Strong)	Aa3 (Excellent)
Everest National	A+ (Superior)	AA- (Very Strong)	Not Rated
Everest Indemnity	A+ (Superior)	Not Rated	Not Rated
Everest Security	A+ (Superior)	Not Rated	Not Rated
Mt. McKinley	Not Rated	Not Rated	Not Rated

A.M. Best states that the “A+” (“Superior”) rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing obligations to policyholders based on A.M. Best’s comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile. Standard & Poor’s states that the “AA-” rating is assigned to those insurance companies which, in its opinion, have very strong financial security characteristics with respect to their ability to pay under its insurance policies and contracts in accordance with their terms. Moody’s states that insurance companies rated “Aa” offer excellent financial security. Together with the Aaa rated companies, Aa rated companies constitute what are generally known as high grade companies, with Aa rated companies generally having somewhat larger long term risks.

Subsidiaries other than Everest Re may not be rated by some or any rating agencies because such ratings are not considered essential by the individual subsidiary’s customers or because of the limited nature of the subsidiary’s operations. In particular, Mt. McKinley is not rated because it is in run-off status.

Debt Ratings.

The following table shows the debt ratings by A.M. Best, Standard & Poor’s and Moody’s of the Company’s senior notes due March 15, 2010 and October 15, 2014; long term notes due May 1, 2067 and Everest Re Capital Trust II’s (“Capital Trust II”) trust preferred securities due March 29, 2034, all of which are considered investment grade. Debt ratings are a current assessment of the credit worthiness of an obligor with respect to a specific obligation.

	A.M. Best		Standard & Poor's		Moody's
Senior Notes	a-	(Excellent)	A-	(Strong security)	A3	(Good security)
Trust Preferred Securities	bbb	(Good)	BBB	(Adequate security)	Baa1	(Adequate security)
Long Term Notes	bbb+	(Good)	BBB	(Adequate security)	Baa1	(Adequate security)

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

Competition.

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

The Company competes in the U.S. and international reinsurance and insurance markets with numerous global competitors. The Company’s competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s. Some of these competitors have greater financial resources than the Company and have established long term and continuing business relationships, which can be a significant competitive advantage. In addition, the lack of strong barriers to entry into the reinsurance business and the potential for securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

In 2007, the Company observed increased competition with slightly reduced rates, higher commissions and demands by cedants for improved terms and conditions. The extent of the increased competition and its effect on rates, terms and conditions varied widely by market and coverage types. One of the lesser impacted markets was property catastrophe retrocessional coverage in regions that were most affected by the catastrophe events of 2005, principally Hurricanes Katrina, Rita and Wilma. Reinsurance capacity in areas including southeastern U.S. exposures and energy lines continued to be constrained. In January 2007, the state of Florida passed legislation that increased coverage provided by the Florida Hurricane Catastrophe Fund, thus potentially reducing the amount of reinsurance that Florida companies will purchase from the private reinsurance market. In addition, the legislature broadened the mandate of the state sponsored homeowners’ insurance company to render it a fully competitive market participant. Although the Company is unable to predict the impact on future market conditions from the increased competition and legislative developments, the Company believes that its clients continue to write profitable business in Florida and will continue to purchase both quota share and catastrophe coverage, although at likely lower volumes. The balance of the U.S. and international property lines experienced mostly modest price declines but the Company believes they are still adequately priced.

The Company’s U.S. and international casualty lines experienced weaker market conditions led by the medical stop loss and D&O reinsurance classes, as well as the California workers’ compensation insurance line. The Company believes that U.S. casualty reinsurance generally remains adequately priced. The Company also believes that increased primary price competition and cedants’ increased appetite for retaining more profitable business net, following several highly profitable years, have resulted in modestly softer, but still profitable, reinsurance pricing. The Company’s U.S. insurance operation was also affected by these primary casualty insurance market conditions; however, given the specialty nature of the Company’s business, it believes the impact on the Company to be less severe than on the market generally.

The Company is unable to predict the impact on future market conditions from increased competition and legislative initiatives. In addition to these market forces, reinsurers continue to reassess their risk appetites and rebalance their property portfolios to obtain a greater spread of risk against the backdrop of: (i) recent revisions to the industry’s catastrophe loss projection models, which are indicating significantly higher loss potentials and consequently higher pricing requirements, and (ii) elevated rating agency scrutiny and capital requirements for many catastrophe exposed companies.

In light of the Company’s 2005 catastrophe experience, it has re-examined its risk management practices and concluded that the control framework operated generally as intended. The Company rebalanced its property portfolio, particularly within peak catastrophe zones, including the Southeast U.S., Mexico and Gulf of Mexico. This effort has enabled the Company to benefit from market dislocations by carefully shifting the mix of its writings toward the most profitable classes, lines, customers and territories and by enhancing its portfolio balance and diversification.

Overall, the Company believes that current marketplace conditions offer solid opportunities for it, given its strong ratings, distribution system, reputation and expertise. The Company continues to employ its strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in its overall portfolio.

Employees.

As of February 1, 2008, the Company employed 489 persons. Management believes that employee relations are good. None of the Company’s employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

Available Information.

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge through the Company’s internet website at http://www.everestre.com as soon as reasonably practicable after such reports are electronically filed with the SEC.

ITEM 1A. RISK FACTORS

In addition to the other information provided in this report, the following risk factors should be considered when evaluating the Company. If the circumstances contemplated by the individual risk factors materialize, our business, financial condition and results of operations could be materially and adversely affected and our ability to service our debt, our debt ratings and our ability to issue new debt could decline significantly.

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

Calendar year:	Pre-tax catastrophe losses
(Dollars in millions)
2007	$ 73.3
2006	209.6
2005	833.0
2004	256.3
2003	20.1

Our losses from future catastrophic events could exceed our projections.

We use projections of possible losses from future catastrophic events of varying types and magnitudes as a strategic underwriting tool. We use these loss projections to estimate our potential catastrophe losses in certain geographic areas and decide on the purchase of retrocessional coverage or other actions to limit the extent of potential losses in a given geographic area. These loss projections are approximations, reliant on a mix of quantitative and qualitative processes, and actual losses may exceed the projections by a material amount, resulting in a material adverse effect on our financial condition and results of operations.

If our loss reserves are inadequate to meet our actual losses, net income would be reduced or we could incur a loss.

We are required to maintain reserves to cover our estimated ultimate liability of losses and LAE for both reported and unreported claims incurred. These reserves are only estimates of what we believe the settlement and administration of claims will cost based on facts and circumstances known to us. In setting reserves for our reinsurance liabilities, we rely on claim data supplied by our ceding companies and brokers and we employ actuarial and statistical projections. The information received from our ceding companies is not always timely or accurate, which can contribute to inaccuracies in our loss projections. Because of the uncertainties that surround our estimates of loss and LAE reserves, we cannot be certain that ultimate loss and LAE payments will not exceed our estimates. If our reserves are deficient, we would be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings and a reduction of capital. By way of illustration, during the past five calendar years, the reserve re-estimation process resulted in a decrease to our pre-tax net income in four of the years:

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2007	$243.1	decrease
2006	67.4	decrease
2005	67.3	increase
2004	174.2	decrease
2003	168.3	decrease

The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential asbestos and environmental (“A&E”) liabilities. At year-end 2007, approximately 12% of our gross reserves were comprised of A&E reserves. A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage. Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

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

Our active insurance company subsidiaries currently hold financial strength ratings assigned by third-party rating agencies which assess and rate the claims paying ability and financial strength of insurers and reinsurers. Our active subsidiaries carry an “A+” (“Superior”) rating from A.M. Best. Everest Re and Everest National hold an “AA–” (“Very Strong”) rating from Standard & Poor’s. Everest Re holds an “Aa3” (“Excellent”) rating from Moody’s. Financial strength ratings are used by client companies and agents and brokers that place the business as an important means of assessing the financial strength and quality of reinsurers. A downgrade or withdrawal of any of these ratings might adversely affect our ability to market our insurance products and could have a material and adverse effect on future prospects for growth and profitability.

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

Consistent with market practice, much of our treaty reinsurance business allows the ceding company to terminate the contract or seek collateralization of our obligations in the event of a rating downgrade below a certain threshold. The termination provision would generally be triggered if a rating fell below A.M. Best’s A- rating level, which is three levels below Everest Re’s current rating of A+. To a lesser extent, Everest Re also has modest exposure to reinsurance contracts that contain provisions for obligatory funding of outstanding liabilities in the event of a rating agency downgrade. That provision would also generally be triggered if Everest Re’s rating fell below A.M. Best’s A- rating level.

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

We are generally less reliant on the purchase of reinsurance than many of our competitors, in part because of our strategic emphasis on underwriting discipline and management of the cycles inherent in our business. We try to separate our risk taking process from our risk mitigation process in order to avoid becoming reliant upon reinsurance. Because we generally limit our purchases of reinsurance, the percentage of business that we reinsure, as indicated below, varies from year to year, depending on our view of the relationship between cost and the level of risk mitigation obtained for the contract period.

We have entered into affiliated whole account quota share reinsurance agreements for 2002 through 2007 and renewed the quota share agreement for 2008 with Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”). We believe that the terms, conditions and pricing of the quota share agreements reflect arm’s length market conditions. These affiliated reinsurance arrangements allow us to more effectively leverage our capital, expertise, distribution platform and market presence than our stand alone capital position would otherwise allow.

Percentage of ceded written premiums to gross written premiums	2007	2006	2005	2004	2003

Unaffiliated	5.0%	3.9%	4.0%	4.6%	5.2%
Affiliated	29.4%	24.2%	24.2%	18.7%	22.9%

Because we have purchased limited amounts of reinsurance, our net income could be reduced following a large unreinsured event or adverse overall claims experience.

Our affiliated quota share agreements reflect general reinsurance market terms and conditions and are negotiated on an arms’ length basis. As a result, there can be no assurance that these arrangements will continue beyond 2008. If the quota shares are not renewed, we may have to reduce our premium volume and we may be more exposed to reductions in net income from large losses.

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

According to Standard & Poor’s, Group and its subsidiaries rank among the top ten global reinsurance groups, in which 60% of the market share is concentrated. The worldwide premium available to the reinsurance market, for both life and non-life business was estimated to be $170 billion in 2006 according to data compiled by the International Association of Insurance Supervisors. The top twenty groups in our industry represent approximately 70% of these revenues. The leaders in this market are Munich Re, Swiss Re, Berkshire Hathaway, Hannover Re and syndicates at Lloyd’s. Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the lack of strong barriers to entry into the reinsurance business and the potential for securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition. We may not be able to compete successfully in the future should there be a significant change to the competitive landscape of our market.

We are dependent on our key personnel.

Our success has been, and will continue to be, dependent on the ability to retain the services of existing key executive officers and to attract and retain additional qualified personnel in the future. The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business. Generally, we consider key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: Chairman and Chief Executive Officer, Joseph V. Taranto (age 59), President and Chief Operating Officer, Thomas J. Gallagher (age 59), and Executive Vice President and Chief Financial Officer, Craig Eisenacher (age 60). Of those three officers, we have employment contracts with Mr. Taranto and Mr. Eisenacher. Mr. Taranto’s contract had been previously filed with the SEC and was most recently amended on April 5, 2007 to extend Mr. Taranto’s term of employment from March 31, 2008 until December 31, 2009. Mr. Eisenacher’s contract had been previously filed with SEC on December 5, 2006 for a term of employment from December 18, 2006 until December 19, 2008. We are not aware that any of the above three officers are planning to leave or retire in the near future. We do not maintain any key employee insurance on any of our employees.

Our investment values and investment income could decline because they are exposed to interest rate, credit, and market risks.

A significant portion of our investment portfolio consists of fixed income securities and smaller portions consist of equity securities and other investments. Both the fair market value of our invested assets and associated investment income fluctuate depending on general economic and market conditions. For example, the fair market value of our predominant fixed income portfolio generally increases or decreases inversely to fluctuations in interest rates. The market value of our fixed income securities could also decrease as a result of a downturn in the business cycle that causes the credit quality of such securities to deteriorate. The net investment income that we realize from future investments in fixed income securities will generally increase or decrease with interest rates.

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

Because all of our fixed income securities are classified as available for sale, temporary changes in the market value of these investments are reflected as changes to our stockholder’s equity. Our actively managed equity security portfolio is fair valued and any changes in fair value are reflected as net realized capital gains or losses. As a result, a decline in the value of the securities in our portfolio reduces our capital or could cause us to incur a loss.

We have invested a growing portion of our investment portfolio in equity securities. The value of these assets fluctuate with changes in the markets. In times of economic weakness, the fair value of these assets may decline, and may negatively impact net income. We also invest in non-traditional investments which have different risk characteristics than traditional fixed income and equity securities. These alternative investments are comprised primarily of private equity limited partnerships. The changes in value and investment income/(loss) for these partnerships are more volatile than over-the-counter securities.

The following table quantifies the portion of our investment portfolio that consists of fixed income securities, equity securities and investments that carry prepayment risk.

	At
(Dollars in millions)	December 31, 2007	% of Total
Fixed income:
Mortgage-backed securities	$ 565.0	6.3%
Other asset-backed	90.3	1.0%
Total asset-backed	655.3	7.3%
Other fixed income	5,342.9	59.4%
Total fixed income	5,998.2	66.7%

Equity securities:
Available for sale, at market value	9.9	0.1%
Available for sale, at fair value	815.4	9.1%
Total equity securities	825.3	9.2%

Other invested assets:
Available for sale, at market value	441.7	4.9%
Available for sale, at fair value	253.8	2.8%
Total other invested assets	695.5	7.7%

Cash and short-term investments	1,473.8	16.4%
Total investments and cash	$ 8,992.8	100.0%

We may experience foreign currency exchange losses that reduce our net income and capital levels.

Through our international operations, we conduct business in a variety of foreign (non-U.S.) currencies, principally the Euro, the British pound, the Canadian dollar and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our functional currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. In 2007, we wrote approximately 18.7% of our reinsurance coverages in non-U.S. currencies; as of December 31, 2007, we maintained approximately 9.1% of our investment portfolio in investments denominated in non-U.S. currencies. During 2007, 2006 and 2005, the impact on our quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $14.6 million to a gain of $4.4 million.

In addition to net income impacts, changes in foreign exchange rates resulted in pre-tax translation adjustments through other comprehensive income of $46.3 million and $13.6 million for the years ended December 31, 2007 and 2006, respectively. On a cumulative after-tax basis, translation had increased equity by $59.4 million and $29.2 million as of December 31, 2007 and 2006, respectively.

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

Current legal and regulatory activities related to the insurance industry, including investigations into contingent commission arrangements and certain finite risk or non-traditional products could adversely affect our business and the industry.

The insurance industry has experienced uncertainty and negative publicity as a result of current litigation, investigations and regulatory activity by various insurance, governmental and enforcement authorities, including the SEC, with regard to certain practices within the insurance industry. These practices include the payment of contingent commissions by insurance companies to insurance brokers and agents, the solicitation and provision of fictitious or inflated quotes and the accounting treatment for finite reinsurance or other non-traditional loss mitigation insurance and reinsurance products. In May 2005, the Company received and responded to a subpoena from the SEC seeking information for certain loss mitigation products. The Company has cooperated with the SEC on this matter. The future impact, if any, on our operation, net income or financial condition cannot be determined at this time.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Everest Re’s corporate offices are located in approximately 172,500 square feet of leased office space in Liberty Corner, New Jersey. The Company’s other thirteen locations occupy a total of approximately 72,000 square feet, all of which are leased. Management believes that the above described office space is adequate for its current and anticipated needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information for Item 4 is not required pursuant to General Instruction I(2) of Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holder of Common Stock.

As of December 31, 2007, all of the Company’s common stock was owned by Group and was not publicly traded.

Dividend History and Restrictions.

The Company did not pay any dividends in 2007, 2006 and 2005. The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition, business needs and growth objectives, capital and surplus requirements of its operating subsidiaries, regulatory restrictions, rating agency considerations and other factors. As an insurance holding company, the Company is dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its stockholder. The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law. Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $1.9 billion at December 31, 2007, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner. During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of an insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year. The maximum amount that is available for the payment of dividends by Everest Re in 2008 without prior regulatory approval is $288.4 million.

Recent Sales of Unregistered Securities.

None.

ITEM 6. SELECTED FINANCIAL DATA

Information for Item 6 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion and analysis of our results of operations and financial condition. It should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto presented under ITEM 8, “Financial Statements and Supplementary Data”.

Industry Conditions.

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

We compete in the U.S. and international reinsurance and insurance markets with numerous global competitors. Our competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s. Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships, which can be a significant competitive advantage. In addition, the lack of strong barriers to entry into the reinsurance business and the potential for securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

In 2007, we observed increased competition with generally lower rates, higher commissions and demands by cedants for improved terms and conditions. The extent of the increased competition and its effect on rates, terms and conditions varied widely by market and coverage types. One of the lesser impacted markets was worldwide property catastrophe retrocessional coverage. Reinsurance capacity in certain areas including southeastern U.S. exposures and energy lines continued to be constrained. In January 2007, the state of Florida passed legislation that increased coverage provided by the Florida Hurricane Catastrophe Fund, thus potentially reducing the amount of reinsurance that Florida companies needed to purchase from the private reinsurance market. In addition, the legislature broadened the mandate of the state sponsored homeowners’ insurance company to render it a fully competitive market participant. Although we are unable to predict the impact on future market conditions from the increased competition and legislative developments, we believe that our clients wrote profitable business in Florida during 2007 and will continue to purchase both quota share and catastrophe coverage, although at likely lower volumes. The balance of the U.S. and international property lines experienced mostly modest price declines but we believe they were adequately priced during the year.

Our U.S. and international casualty lines experienced weaker market conditions led by the medical stop loss and D&O reinsurance classes, as well as the California workers’ compensation insurance line. Increased primary price competition and cedants’ increased appetite for retaining more profitable business net, following several highly profitable years, resulted in modestly softer, but still profitable, reinsurance pricing during the year. Our U.S. insurance operation was also affected by these primary casualty insurance market conditions; however, given the specialty nature of our business, we believe the impact on us to be less severe than on the market generally.

We are unable to predict the impact on future market conditions from increased competition and legislative initiatives. In addition to these market forces, reinsurers continue to reassess their risk appetites and rebalance their property portfolios to obtain a greater spread of risk against the backdrop of: (i) recent revisions to the industry’s catastrophe loss projection models, which are indicating significantly higher loss potentials and consequently higher pricing requirements and (ii) elevated rating agency scrutiny and capital requirements for many catastrophe exposed companies.

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

Financial Summary.

We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income, ratios and stockholder’s equity for the periods indicated:

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2007	2006	2005	2007/2006	2006/2005

Gross written premiums	$ 3,155.1	$ 3,186.0	$ 3,339.9	-1.0%	-4.6%
Net written premiums	2,072.9	2,290.3	2,395.7	-9.5%	-4.4%

REVENUES:
Premiums earned	$ 2,178.9	$ 2,247.2	$ 2,426.1	-3.0%	-7.4%
Net investment income	406.6	372.4	325.2	9.2%	14.5%
Net realized capital gains	80.9	35.0	64.6	131.4%	-45.9%
Other (expense) income	(73.6)	(40.5)	10.3	81.6%	NM
Total revenues	2,592.7	2,614.0	2,826.2	-0.8%	-7.5%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,507.6	1,557.1	2,202.8	-3.2%	-29.3%
Commission, brokerage, taxes and fees	465.9	438.5	513.4	6.3%	-14.6%
Other underwriting expenses	123.8	98.7	101.3	25.5%	-2.6%
Interest, fee and bond issue
cost amortization expense	91.1	69.7	74.2	30.7%	-6.1%
Total claims and expenses	2,188.4	2,164.0	2,891.7	1.1%	-25.2%

INCOME (LOSS) BEFORE TAXES	404.3	450.0	(65.5)	-10.2%	NM
Income tax expense (benefit)	100.1	117.1	(70.2)	-14.5%	NM
NET INCOME	$ 304.2	$ 332.9	$ 4.7	-8.6%	NM

RATIOS:				Point Change
Loss ratio	69.2%	69.3%	90.8%	(0.1)	(21.5)
Commission and brokerage ratio	21.4%	19.5%	21.2%	1.9	(1.7)
Other underwriting expense ratio	5.7%	4.4%	4.1%	1.3	0.3
Combined ratio	96.3%	93.2%	116.1%	3.1	(22.9)

	At December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2007	2006	2005	2007/2006	2006/2005
Balance sheet data:
Total investments and cash	$ 8,992.8	$ 8,451.8	$ 7,857.4	6.4%	7.6%
Total assets	13,543.5	12,888.3	12,700.5	5.1%	1.5%
Loss and loss adjustment expense reserves	7,538.7	7,397.3	7,729.2	1.9%	-4.3%
Total debt	1,178.9	995.6	995.5	18.4%	0.0%
Total liabilites	10,976.0	10,669.9	10,909.8	2.9%	-2.2%
Stockholder's equity	2,567.5	2,218.4	1,790.7	15.7%	23.9%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Revenues.

Premiums. Gross written premiums decreased by $30.9 million, or 1.0%, in 2007 compared to 2006, reflecting a decline of $50.2 million in the worldwide reinsurance business, partially offset by an increase of $19.3 million in the U.S. insurance business. Net written premiums decreased by $217.4 million, or 9.5%, in 2007 compared to 2006, due to the change in the mix of our program business and the resulting change in reinsurance. Net premiums earned decreased by $68.3 million, or 3.0%, in 2007 compared to 2006. The 3.0% decrease in net premiums earned relative to the 9.5% decrease in net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas net written premiums are reflected at the initiation of the coverage period.

Gross and net written premiums declined by 4.6% ($153.9 million) and 4.4% ($105.4 million), respectively, for 2006 compared to 2005, while net premiums earned declined by 7.4% ($178.9 million) in 2006 compared to 2005. The decrease in full year net premiums earned was primarily due to the decline in the U.S. Insurance segment of 9.8%, reflective of the reduction in credit business from an auto loan insurance program in run-off and continued reductions in the California workers’ compensation writings due to competitive market conditions. In addition, net premiums earned for the worldwide reinsurance segments in the aggregate decreased by 6.5% for 2006, reflecting a significant return premium for a Florida property quota share contract cancelled in 2006, the absence of sizable reinstatement premiums triggered in 2005 from severe catastrophic events, as well as the exercise of continued underwriting discipline which emphasizes potential profitability over volume.

Net Investment Income. Net investment income increased by 9.2% in 2007 compared to 2006, primarily due to the growth in invested assets. The growth in invested assets was principally driven by the $400.0 million of long term note issuance and $151.9 million of operating cash flows, partially offset by the redemption of $216.5 million of junior subordinated debt securities. The average pre-tax investment portfolio yield for 2007 was 4.9% compared to 4.8% for 2006.

Net investment income increased by 14.5% in 2006 compared to 2005, reflecting continued year-over-year growth in invested assets from the $356.8 million cash flow from operations and a $31.1 million increase in income from limited partnership investments. The average pre-tax investment portfolio yield for 2006 was 4.8% compared to the average investment portfolio yield of 4.4% for 2005.

Net Realized Capital Gains. Net realized capital gains were $80.9 million, $35.0 million and $64.6 million for 2007, 2006 and 2005, respectively. The increase in 2007 is primarily attributable to our adoption on January 1, 2007 of FAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment to FASB Statement No. 115” (“FAS 159”) for our actively managed equity security investment portfolio and equity shares of our parent. In 2007 we recorded $96.6 million of net realized capital gains due to fair value re-measurements. Other than fair value adjustments, realized capital gains and losses are mainly the result of normal portfolio management activities.

Other (Expense) Income. For 2007 and 2006 we recorded other expense of $73.6 million and $40.5 million, respectively, and for 2005 other income of $10.3 million. The fluctuations in net other (expense) income in 2007 and 2006 were primarily due to increased deferrals on retroactive reinsurance agreements with affiliates.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses. The following table presents our incurred losses and loss and loss adjustment expenses (“LAE”) for the periods indicated.

	Years Ended December 31,
	2007			2006			2005			2007/2006 Variance			2006/2005 Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
All Segments
Attritional (a)	$ 1,174.9	$ (6.9)	$ 1,168.0	$ 1,477.2	$ (157.1)	$ 1,320.1	$ 1,514.7	$ (156.3)	$ 1,358.4	$ (302.3)	$ 150.2	$ (152.1)	$ (37.5)	$ (0.8)	$ (38.3)
Catastrophes	56.9	16.3	73.3	12.4	197.2	209.6	755.4	77.6	833.0	44.5	(180.9)	(136.3)	(743.0)	119.6	(623.4)
A&E	-	266.4	266.4	-	27.4	27.4	-	11.5	11.5	-	239.0	239.0	-	15.9	15.9
Total segment	$ 1,231.8	$ 275.7	$ 1,507.6	$ 1,489.7	$ 67.4	$ 1,557.1	$ 2,270.1	$ (67.3)	$ 2,202.8	$ (257.9)	$ 208.3	$ (49.5)	$ (780.4)	$ 134.7	$ (645.7)
Loss ratio	56.5%	12.7%	69.2%	66.3%	3.0%	69.3%	93.6%	-2.8%	90.8%	(9.8)	9.7	(0.1)	(27.3)	5.8	(21.5)

(a) Attritional losses exclude catastrophe and A&E losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by $49.5 million, or 3.2% in 2007 compared to the same period in 2006, primarily due to a $152.1 million decrease in attritional losses and a $136.3 million decrease in catastrophe losses, which were partially offset by a $239.0 million increase in A&E loss reserve strengthening. The decrease in catastrophe losses reflects the non-recurrence in 2007 of significant prior years’ development experienced in 2006 on catastrophe loss reserves. The increase in A&E reserves emanated from actions taken in response to an extensive in-house study of our asbestos exposures by our actuarial and claim units.

Incurred losses and LAE decreased by $645.7 million, or 29.3% in 2006 compared to 2005, due to significantly reduced current year catastrophe losses and a reduction in current year attritional losses, partially offset by increased prior years reserve development on catastrophe and A&E losses. Catastrophe losses were $833.0 million in 2005, related principally to aggregate estimated losses from Hurricanes Katrina, Rita and Wilma.

Our current year attritional loss ratios for 2007, 2006 and 2005 were 53.9%, 65.7% and 62.4%, respectively, reflective of generally favorable market conditions and our business production and risk selection practices.

We have recorded favorable development on our attritional loss reserves aggregating $320.3 million over the past three years. The $197.2 million of adverse development on catastrophe loss reserves experienced in 2006 largely emanated from Hurricanes Katrina, Rita and Wilma. The unprecedented size and widespread damage from these events, particularly Katrina, made it extremely difficult to estimate ultimate losses at year end 2005.

Commission, Brokerage, Taxes and Fees. Commission, brokerage and tax expenses increased by $27.4 million, or 6.3% in 2007 compared to 2006. An increase in ceding commissions due to market conditions and higher commissions on new insurance programs were the principal drivers in this directly variable expense.

Commission, brokerage and tax expenses decreased by $74.9 million, or 14.6% in 2006 compared to 2005. The 7.4% decline in earned premiums in 2006 compared to 2005 was the principal driver of the decrease.

Other Underwriting Expenses. Other underwriting expenses for 2007 increased by $25.1 million, or 25.5%, compared to 2006, primarily due to higher compensation and benefits expense and an increased staff count, primarily in the U.S. Insurance segment. Included in other underwriting expenses were corporate expenses, which are expenses that are not allocated to segments, of $5.3 million for 2007 and $4.5 million for 2006.

Other underwriting expenses for 2006 decreased by $2.6 million, or 2.6%, compared to 2005, primarily due to a decrease in corporate non-allocated expenses.

Interest Expense. Interest expense was $91.1 million and $69.7 million for 2007 and 2006, respectively. The increase was due to the new long term notes we issued in April, 2007 and the acceleration of the bond amortization costs associated with the November 15, 2007 early retirement of the 7.85% junior subordinated debt securities.

Interest expense was $69.7 million and $74.2 million for 2006 and 2005, respectively. The decrease is primarily due to the retirement on March 15, 2005 of the 8.5% senior notes issued on March 14, 2000.

Income Tax Expense (Benefit). Our income tax expense was $100.1 million, which represented a 24.8% effective tax rate for 2007 compared to $117.1 million, which represented a 26.0% effective tax rate for 2006. The decrease in the effective tax rate is principally due to the decrease in pre-tax income with comparable tax-preferenced income. The Internal Revenue Service has challenged our foreign exchange treatment, and although we believe we have a strong chance of prevailing on this issue, we have provided for the potential additional tax for all years still open for examination. Aside from such discrete items, our income tax expense is primarily a function of the statutory tax rate, coupled with the impact from tax-preferenced investment income.

Our income tax expense was $117.1 million, which represented a 26.0% effective tax rate for 2006 compared to an income tax benefit of $70.2 million, which represented a 107.2% effective tax rate for 2005. The increased tax expense was primarily due to the significant change in pre-tax income in 2006 compared to the 2005 pre-tax loss as a result of the large catastrophe losses.

Net Income.

Net income was $304.2 million for 2007 compared to $332.9 million for 2006, principally the result of the changes in the various statement lines discussed above.

Net income increased significantly to $332.9 million in 2006 compared to $4.7 million for 2005. This improvement reflected the favorable effect of a benign U.S. hurricane season relative to unprecedented Company and industry hurricane losses experienced in 2005, as well as favorable underlying underwriting fundamentals.

Ratios.

Our combined ratio increased by 3.1 points to 96.3% in 2007 compared to 93.2% in 2006, principally driven by the 1.9 point increase in the commission and brokerage ratio and the 1.3 point increase in the other underwriting expense ratio.

Our combined ratio decreased by 22.9 points to 93.2% in 2006 compared to 116.1% in 2005, reflective of the lower catastrophe and attritional losses.

Stockholder's Equity.

Stockholder's equity increased by $349.1 million to $2,567.5 million in 2007 from $2,218.4 million in 2006, principally as a result of the $304.2 million of net income generated for the period.

Stockholder's equity increased by $427.7 million to $2,218.4 million in 2006 from $1,790.7 million in 2005, principally as a result of the $332.9 million of net income generated for the period and an increase in unrealized gains on investments during 2006.

Consolidated Investment Results

Net Investment Income.

Net investment income increased by 9.2% to $406.6 million in 2007 from $372.4 million in 2006, principally reflecting a growth in invested assets to $9.0 billion at December 31, 2007 from $8.5 billion at December 31, 2006. The asset growth emanated largely from positive cash flow from operations and the net proceeds from debt issuance and redemption.

Net investment income increased by 14.5% to $372.4 million in 2006 from $325.2 million in 2005, primarily reflecting the growth in invested assets to $8.5 billion at December 31, 2006 from $7.9 billion at December 31, 2005. In addition, growth in limited partnership income of $31.1 million contributed to the increase in net investment income period over period.

The following table shows the components of net investment income for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2007	2006	2005
Fixed maturities	$ 294.7	$ 299.6	$ 308.3
Equity securities	16.8	19.7	16.4
Short-term investments	58.5	26.8	12.3
Other investment income	44.9	41.9	9.0
Total gross investment income	414.9	388.0	346.0
Interest credited and other expense	(8.3)	(15.7)	(20.7)
Total net investment income	$ 406.6	$ 372.4	$ 325.2
(Some amounts may not reconcile due to rounding)

The following table shows a comparison of various investment yields for the periods indicated:

	2007	2006	2005
Imbedded pre-tax yield of cash and invested assets at December 31	4.6%	4.6%	4.5%
Imbedded after-tax yield of cash and invested assets at December 31	3.6%	3.7%	3.6%

Annualized pre-tax yield on average cash and invested assets	4.9%	4.8%	4.4%
Annualized after-tax yield on average cash and invested assets	3.9%	3.8%	3.6%

Net Realized Capital Gains.

The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Years Ended December 31,			2007/2006		2006/2005
(Dollars in millions)	2007	2006	2005	Variance	% Change	Variance	% Change
Gains (losses) from sales:
Fixed maturities
Gains	$ 1.0	$ 8.4	$ 59.8	$ (7.4)	-88.1%	$ (51.4)	-86.0%
Losses	(6.0)	(0.0)	(8.6)	(6.0)	NM	8.6	-100.0%
Total	(5.0)	8.4	51.2	(13.4)	-159.5%	(42.8)	-83.6%

Equity securities, market value
Gains	-	31.2	16.1	(31.2)	-100.0%	15.1	93.8%
Losses	-	(4.6)	(2.7)	4.6	-100.0%	(1.9)	70.0%
Total	-	26.6	13.4	(26.6)	-100.0%	13.2	98.6%

Equity securities, fair value
Gains	3.0	-	-	3.0	NM	-	NM
Losses	(13.7)	-	-	(13.7)	NM	-	NM
Total	(10.7)	-	-	(10.7)	NM	-	NM

Short-term investments
Gains	-	-	-	-	NM	-	NM
Losses	-	-	-	-	NM	-	NM
Total	-	-	-	-	NM	-	NM

Total net realized gains (losses) from sales
Gains	4.0	39.6	75.9	(35.6)	-89.9%	(36.3)	-47.8%
Losses	(19.8)	(4.6)	(11.3)	(15.1)	NM	6.7	-59.3%
Total	(15.7)	35.0	64.6	(50.7)	-144.9%	(29.6)	-45.9%

Gains (losses) from fair value adjustments:
Equity securities, fair value	84.4	-	-	84.4	NM	-	NM
Other invested assets, fair value	12.2	-	-	12.2	NM	-	NM
Total	96.6	-	-	96.6	NM	-	NM

Total net realized gains (losses)	$ 80.9	$ 35.0	$ 64.6	$ 45.9	131.4%	$ (29.6)	-45.9%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Effective January 1, 2007, we adopted and implemented FAS 159 for our actively managed equity securities and equity shares of our parent. Accordingly, we recorded $96.6 million of net realized gains from fair value re-measurements in our consolidated statements of operations and comprehensive income for 2007.

Segment Results.

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

Our loss and LAE reserves are our best estimate of our ultimate liability for unpaid claims. We re-evaluate our estimates on an ongoing basis, including all prior period reserves, taking into consideration all available information and, in particular, recently reported claim experience and trends related to prior periods. Such re-evaluations are recorded in incurred losses in the period in which the re-evaluation is made.

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.

The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,			2007/2006		2006/2005
(Dollars in millions)	2007	2006	2005	Variance	% Change	Variance	% Change
Gross written premiums	$ 1,193.5	$ 1,336.7	$ 1,386.2	$ (143.2)	-10.7%	$ (49.5)	-3.6%
Net written premiums	854.8	992.8	1,055.8	(138.0)	-13.9%	(63.0)	-6.0%

Premiums earned	$ 939.7	$ 978.1	$ 1,080.5	$ (38.4)	-3.9%	$ (102.4)	-9.5%
Incurred losses and LAE	636.9	721.2	1,152.4	(84.3)	-11.7%	(431.2)	-37.4%
Commission and brokerage	230.5	202.8	259.8	27.7	13.7%	(57.0)	-21.9%
Other underwriting expenses	33.3	24.9	24.0	8.4	33.7%	0.9	3.8%
Underwriting gain (loss)	$ 39.0	$ 29.2	$ (355.7)	$ 9.8	33.6%	$ 384.9	-108.2%

					Point Chg		Point Chg
Loss ratio	67.8%	73.7%	106.7%		(5.9)		(33.0)
Commission and brokerage ratio	24.5%	20.7%	24.0%		3.8		(3.3)
Other underwriting expense ratio	3.6%	2.6%	2.2%		1.0		0.4
Combined ratio	95.9%	97.0%	132.9%		(1.1)		(35.9)

(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums decreased by 10.7% to $1,193.5 million in 2007 from $1,336.7 million in 2006, primarily due to a $202.6 million (37.9%) decrease in treaty casualty volume and a $70.5 million (32.7%) decrease in facultative volume, partially offset by a $126.8 million (21.6%) increase in treaty property volume. The increase in treaty property writings emanated principally from new quota share treaties. The more competitive environment for the U.S. casualty business resulted in reduced opportunities to write this business profitably. Net written premiums decreased by 13.9% to $854.8 million in 2007 compared to $992.8 million in 2006, primarily due to the decrease in gross written premiums. Net premiums earned decreased by 3.9% to $939.7 million for 2007 compared to $978.1 million for 2006. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 3.6% to $1,336.7 million in 2006 from $1,386.2 million in 2005, primarily due to a $72.7 million (12.0%) decrease in treaty casualty volume, partially offset by a $16.4 million (2.9%) increase in treaty property volume and an $11.6 million (5.7%) increase in facultative volume. Net written premiums decreased by 6.0% to $992.8 million in 2006 compared to $1,055.8 million in 2005, primarily due to the decrease in gross written premiums.Net premiums earned decreased by 9.5% to $978.1 million for 2006 compared to $1,080.5 million for 2005. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,
	2007			2006			2005			2007/2006 Variance			2006/2005 Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred

Attritional	$ 423.4	$ (49.5)	$ 373.9	$ 597.3	$ (46.9)	$ 550.4	$ 651.8	$ (41.0)	$ 610.8	$ (173.9)	$ (2.6)	$ (176.5)	$ (54.5)	$ (5.9)	$ (60.4)
Catastrophes	0.1	(3.5)	(3.4)	7.1	136.3	143.3	475.9	54.3	530.2	(7.0)	(139.8)	(146.7)	(468.8)	82.0	(386.9)
A&E	-	266.4	266.4	-	27.4	27.4	-	11.5	11.5	-	239.0	239.0	-	15.9	15.9
Total segment	$ 423.5	$ 213.4	$ 636.9	$ 604.4	$ 116.8	$ 721.2	$ 1,127.7	$ 24.7	$ 1,152.4	$ (180.9)	$ 96.6	$ (84.3)	$ (523.3)	$ 92.1	$ (431.2)
Loss ratio	45.1%	22.7%	67.8%	61.8%	11.9%	73.7%	104.4%	2.3%	106.7%	(16.7)	10.8	(5.9)	(42.6)	9.6	(33.0)
(Some amounts may not reconcile due to rounding.)

The current year’s attritional loss ratio improved by 16.0 points due to positive results from increased property quota share business. We experienced $136.3 million of catastrophe loss development in 2006 which did not recur in 2007 that improved the loss ratio by 14.3 points. These favorable factors were partially mitigated by a 25.6 point increase in the loss ratio driven by asbestos reserve strengthening.

Incurred losses and LAE decreased by 37.4% to $721.2 million for 2006 compared to $1,152.4 million for 2005, primarily due to significantly reduced catastrophe losses, principally within the treaty property unit. The segment loss ratio improved by 33.0 points for 2006 compared to 2005 primarily driven by a favorable 34.4 point decrease in catastrophe losses.

Segment Expenses. Commission and brokerage expenses increased by 13.7% to $230.5 million for 2007 from $202.8 million in 2006, principally driven by an increase in ceding commissions due to market conditions. Segment other underwriting expenses for 2007 increased to $33.3 million from $24.9 million for 2006, principally due to the allocation of certain corporate charges to segments that had been previously retained in corporate expenses.

Commission and brokerage expenses decreased by 21.9% to $202.8 million in 2006 from $259.8 million in 2005, principally due to decreased earned premium volume and the mix of business. Segment other underwriting expenses for 2006 increased nominally to $24.9 million from $24.0 million for 2005.

U.S. Insurance.

The following table presents the underwriting results and ratios for the U.S. Insurance segment for the periods indicated.

	Years Ended December 31,			2007/2006		2006/2005
(Dollars in millions)	2007	2006	2005	Variance	% Change	Variance	% Change
Gross written premiums	$ 885.6	$ 866.3	$ 932.5	$ 19.3	2.2%	$ (66.2)	-7.1%
Net written premiums	479.8	591.2	618.8	(111.4)	-18.8%	(27.6)	-4.5%

Premiums earned	$ 496.2	$ 574.0	$ 636.7	$ (77.8)	-13.6%	$ (62.7)	-9.8%
Incurred losses and LAE	412.7	432.2	415.4	(19.5)	-4.5%	16.8	4.0%
Commission and brokerage	64.3	72.7	93.6	(8.4)	-11.6%	(20.9)	-22.3%
Other underwriting expenses	58.2	48.9	51.7	9.3	19.0%	(2.8)	-5.4%
Underwriting gain	$ (39.1)	$ 20.1	$ 75.9	$ (59.2)	NM	$ (55.8)	-73.5%

					Point Chg		Point Chg
Loss ratio	83.2%	75.3%	65.2%		7.9		10.1
Commission and brokerage ratio	13.0%	12.7%	14.7%		0.3		(2.0)
Other underwriting expense ratio	11.7%	8.5%	8.2%		3.2		0.3
Combined ratio	107.9%	96.5%	88.1%		11.4		8.4

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums increased by 2.2% to $885.6 million for 2007 from $866.3 million for 2006. The increase was primarily the result of a new program we assumed late in 2007 for approximately $76 million in gross written premium. Absent this new program gross written premiums would have decreased due to the further decline in our workers’ compensation and contractors liability writings in response to increased competition. Net written premiums decreased by 18.8% to $479.8 million for 2007 compared to $591.2 million for 2006, as our retention level decreased. Net premiums earned decreased 13.6% to $496.2 million for 2007 from $574.0 million for 2006. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Gross written premiums decreased by 7.1% to $866.3 million for 2006 from $932.5 million for 2005. The decrease was primarily the result of declines in our workers’ compensation and run-off of an auto loan credit insurance program. Net written premiums decreased by 4.5% to $591.2 million for 2006 compared to $618.8 million for 2005, primarily due to the decrease in gross written premiums. Net premiums earned decreased by 9.8% to $574.0 million for 2006 from $636.7 million for 2005. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Insurance segment for the periods indicated.

	Years Ended December 31,
	2007			2006			2005			2007/2006 Variance			2006/2005 Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred

Attritional	$ 360.6	$ 52.4	$ 413.0	$ 480.4	$ (48.5)	$ 431.9	$ 433.8	$ (19.5)	$ 414.3	$ (119.8)	$ 100.9	$ (18.9)	$ 46.6	$ (29.0)	$ 17.6
Catastrophes	-	(0.3)	(0.3)	-	0.3	0.3	1.0	-	1.0	-	(0.6)	(0.6)	(1.0)	0.3	(0.7)
Total segment	$ 360.6	$ 52.1	$ 412.7	$ 480.4	$ (48.2)	$ 432.2	$ 434.8	$ (19.5)	$ 415.4	$ (119.8)	$ 100.3	$ (19.5)	$ 45.6	$ (28.7)	$ 16.8
Loss ratio	72.7%	10.5%	83.2%	83.7%	-8.4%	75.3%	68.3%	-3.1%	65.2%	(11.0)	18.9	7.9	15.4	(5.3)	10.1
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 4.5% to $412.7 million for 2007 from $432.2 million for 2006 as the segment loss ratio increased by 7.9 points to 83.2%. From a ratio perspective, the swing in prior years’ development from favorable in 2006 to adverse in 2007 resulted in 18.9 points of increase.

The adverse development in 2007 was the result of $60 million of adverse reserve run-off on a canceled auto loan credit insurance program, partially offset by favorable development on the remainder of the reserves. The 2007 accident year loss ratio was 72.7%, which was 11.0 points lower than in 2006. The 2006 accident year ratio was negatively impacted by 14.7 points due to the auto loan credit insurance program referenced above.

Incurred losses and LAE increased 4.0% to $432.2 million for 2006 from $415.4 million for 2005, primarily due to higher losses on the auto loan credit insurance program.

Segment Expenses. Commission and brokerage expenses decreased by 11.6% to $64.3 million for 2007 from $72.7 million in 2006, which was in line with the decrease in earned premiums. Segment other underwriting expenses for 2007 increased to $58.2 million as compared to $48.9 million for 2006, primarily due to increased compensation costs associated with increased staff and the allocation of certain corporate charges to segments, which had been previously retained in corporate expenses.

Commission and brokerage expenses decreased 22.3% to $72.7 million for 2006 from $93.6 million in 2005, principally due to a decrease in written and earned premiums. Segment other underwriting expenses for 2006 decreased to $48.9 million as compared to $51.7 million for 2005.

Specialty Underwriting.

The following table presents the underwriting results and ratios for the Specialty Underwriting segment for the periods indicated.

	Years Ended December 31,			2007/2006		2006/2005
(Dollars in millions)	2007	2006	2005	Variance	% Change	Variance	% Change
Gross written premiums	$ 270.1	$ 251.2	$ 314.6	$ 18.9	7.5%	$ (63.4)	-20.2%
Net written premiums	185.4	174.4	222.5	11.0	6.3%	(48.1)	-21.6%

Premiums earned	$ 184.9	$ 176.3	$ 224.6	$ 8.6	4.9%	$ (48.3)	-21.5%
Incurred losses and LAE	118.3	125.2	225.7	(6.9)	-5.5%	(100.5)	-44.6%
Commission and brokerage	44.3	44.9	55.6	(0.6)	-1.3%	(10.7)	-19.2%
Other underwriting expenses	8.5	6.6	6.8	1.9	28.8%	(0.2)	-2.9%
Underwriting gain (loss)	$ 13.8	$ (0.2)	$ (63.5)	$ 14.0	NM	$ 63.3	-99.7%

					Point Chg		Point Chg
Loss ratio	64.0%	71.0%	100.5%		(7.0)		(29.5)
Commission and brokerage ratio	23.9%	25.4%	24.8%		(1.5)		0.6
Other underwriting expense ratio	4.6%	3.7%	3.0%		0.9		0.7
Combined ratio	92.5%	100.1%	128.3%		(7.6)		(28.2)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums increased by 7.5% to $270.1 million for 2007 from $251.2 million for 2006. This decrease was the result of a $36.9 million (58.7%) increase in marine writings and a $12.2 million (14.7%) increase in A&H writings, partially offset by a $24.6 million (34.9%) decrease in surety writings and a $5.7 million (16.5%) decrease in aviation writings. The increased marine premium growth emanated from growth in existing quota share business as well as new quota share contracts. We continued to decrease our aviation and surety writings in response to more competitive market conditions. Net written premiums increased by 6.3% to $185.4 million for 2007 compared to $174.4 million for 2006, as a result of the increase in gross written premiums. Net premiums earned increased by 4.9% to $184.9 million for 2007 compared to $176.3 million for 2006, generally in line with the growth in net written premiums. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Gross written premiums decreased by 20.2% to $251.2 million for 2006 from $314.6 million for 2005. This decrease was the result of a $53.2 million (39.0%) decrease in A&H writings, a $14.8 million (19.0%) decrease in marine writings and an $8.9 million (20.5%) decrease in aviation writings, partially offset by a $13.4 million (23.5%) increase in surety writings. Net written premiums decreased by 21.6% to $174.4 million for 2006 compared to $222.5 million for 2005, due to the decrease in gross written premiums. Net premiums earned decreased by 21.5% to $176.3 million for 2006 compared to $224.6 million for 2005, generally in line with the decline in net written premiums.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Specialty Underwriting segment for the periods indicated.

	Years Ended December 31,
	2007			2006			2005			2007/2006 Variance			2006/2005 Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred

Attritional	$ 105.3	$ (4.7)	$ 100.6	$ 109.4	$ (30.1)	$ 79.4	$ 140.4	$ (38.6)	$ 101.8	$ (4.1)	$ 25.4	$ 21.2	$ (31.0)	$ 8.5	$ (22.4)
Catastrophes	0.3	17.4	17.7	-	45.8	45.8	110.7	13.2	123.9	0.3	(28.4)	(28.1)	(110.7)	32.6	(78.1)
Total segment	$ 105.6	$ 12.7	$ 118.3	$ 109.4	$ 15.7	$ 125.2	$ 251.1	$ (25.4)	$ 225.7	$ (3.8)	$ (3.0)	$ (6.9)	$ (141.7)	$ 41.1	$ (100.5)
Loss ratio	57.1%	6.9%	64.0%	62.1%	8.9%	71.0%	111.8%	-11.3%	100.5%	(5.0)	(2.0)	(7.0)	(49.7)	20.2	(29.5)
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 5.5% to $118.3 million for 2007 compared to $125.2 million for 2006. The loss ratio for the current accident year was lower by 5.0 points in 2007 compared to 2006. We experienced 6.9 points of adverse development in 2007 compared to 8.9 points in 2006. Catastrophe loss development, principally within the marine business related to the 2005 hurricanes, was the driver of the overall development in both 2007 and 2006.

Incurred losses and LAE decreased by 44.6% to $125.2 million for 2006 compared to $225.7 million for 2005. The segment loss ratio was 29.5 points lower for 2006 than in 2005, principally due to the absence of current year catastrophe losses in 2006.

Segment Expenses. Commission and brokerage decreased by 1.3% to $44.3 million in 2007 from $44.9 million in 2006, primarily due to the mix of business earned. Segment other underwriting expenses increased by 28.8% to $8.5 million for 2007 from $6.6 million for 2006, primarily due to the allocation of certain corporate charges to segments, which had been previously retained in corporate expenses.

Commission and brokerage decreased by 19.2% to $44.9 million in 2006 from $55.6 million in 2005 primarily due to the reduction in premiums earned. Segment other underwriting expenses decreased by 2.9% to $6.6 million for 2006 from $6.8 million for 2005.

International.

The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Years Ended December 31,			2007/2006		2006/2005
(Dollars in millions)	2007	2006	2005	Variance	% Change	Variance	% Change
Gross written premiums	$ 805.9	$ 731.7	$ 706.6	$ 74.2	10.1%	$ 25.1	3.6%
Net written premiums	553.0	531.8	498.6	21.2	4.0%	33.2	6.7%

Premiums earned	$ 558.2	$ 518.8	$ 484.4	$ 39.4	7.6%	$ 34.4	7.1%
Incurred losses and LAE	339.7	278.5	409.3	61.2	22.0%	(130.8)	-32.0%
Commission and brokerage	126.7	118.1	104.5	8.6	7.3%	13.6	13.0%
Other underwriting expenses	18.6	13.8	12.6	4.8	34.8%	1.2	9.5%
Underwriting gain (loss)	$ 73.1	$ 108.4	$ (41.9)	$ (35.3)	-32.6%	$ 150.3	NM

					Point Chg		Point Chg
Loss ratio	60.9%	53.7%	84.5%		7.2		(30.8)
Commission and brokerage ratio	22.7%	22.7%	21.6%		0.0		1.1
Other underwriting expense ratio	3.3%	2.7%	2.6%		0.6		0.1
Combined ratio	86.9%	79.1%	108.7%		7.8		(29.6)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums increased by 10.1% to $805.9 million for 2007 from $731.7 million for 2006. Approximately half of this increase was attributable to the impact of other currencies strengthening against the U.S. dollar. We wrote reinsurance contracts in multiple currencies and as these currencies strengthened and were converted to U.S. dollars for financial reporting, they converted to higher dollar values. Business written through the Miami and New Jersey offices increased by $35.0 million (8.0%), business written through the Asian branch increased by $22.3 million (15.6%) and business written through the Canadian branch increased by $17.9 million (11.8%). We have experienced strong fundamental growth in geographic areas where economic growth and demand for reinsurance is strong. Net written premiums increased by 4.0% to $553.0 million for 2007 compared to $531.8 million for 2006, primarily as a result of the increase in gross written premiums. Net premiums earned increased by 7.6% to $558.2 million for 2007 compared to $518.8 million for 2006. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Gross written premiums increased by 3.6% to $731.7 million for 2006 from $706.6 million for 2005. Business written through the Miami and New Jersey offices increased by $47.1 million (12.1%) and business written through the Canadian branch increased by $22.8 million (17.7%). These increases were partially offset by a decrease of $44.1 million (23.5%) in premiums written through the Asian branch. Net written premiums increased by 6.7% to $531.8 million for 2006 compared to $498.6 million for 2005, mainly driven by the increase in gross written premiums. Net premiums earned increased by 7.1% to $518.8 million for 2006 compared to $484.4 million for 2005, consistent with the increase in net written premiums.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Years Ended December 31,
	2007			2006			2005			2007/2006 Variance			2006/2005 Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred

Attritional	$ 285.5	$ (5.1)	$ 280.4	$ 290.0	$ (31.6)	$ 258.4	$ 288.7	$ (57.3)	$ 231.4	$ (4.5)	$ 26.5	$ 22.0	$ 1.3	$ 25.7	$ 27.0
Catastrophes	56.6	2.7	59.3	5.4	14.8	20.2	167.7	10.1	177.8	51.2	(12.1)	39.1	(162.3)	4.7	(157.6)
Total segment	$ 342.1	$ (2.4)	$ 339.7	$ 295.4	$ (16.8)	$ 278.5	$ 456.4	$ (47.2)	$ 409.3	$ 46.7	$ 14.4	$ 61.2	$ (161.0)	$ 30.4	$ (130.8)
Loss ratio	61.3%	-0.4%	60.9%	56.9%	-3.2%	53.7%	94.2%	-9.7%	84.5%	4.4	2.8	7.2	(37.3)	6.5	(30.8)
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 22.0% to $339.7 million for 2007 compared to $278.5 million for 2006. The segment loss ratio increased by 7.2 points year over year, principally due to a 9.1 point increase in the current year catastrophe losses. In 2007, catastrophe losses included Tabasco, Mexico floods, $16.5 million; New South Wales storm, $15.8 million; Peruvian earthquake, $7.5 million; Hurricane Dean, $6.8 million; Jakarta flood, $5.1 million and Sydney hailstorm, $4.9 million.

Incurred losses and LAE decreased by 32.0% to $278.5 million for 2006 compared to $409.3 million for 2005. The segment loss ratio decreased by 30.8 points, principally due to reduced current year catastrophe losses in Canada, Asia and International. The catastrophe losses for 2005 included the impact from Hurricanes Katrina, Rita and Wilma.

Segment Expenses. Commission and brokerage expense increased by 7.3% to $126.7 million for 2007 from $118.1 million in 2006, which was in line with the increase in premiums earned. Segment other underwriting expenses for 2007 increased to $18.6 million compared to $13.8 million for 2006, primarily due to the allocation of certain corporate charges to segments, which had been previously retained in corporate expenses.

Commission and brokerage expense increased by 13.0% to $118.1 million for 2006 from $104.5 million in 2005 primarily driven by the increase in premiums earned. Segment other underwriting expenses increased by 9.5% to $13.8 million for 2006 compared to $12.6 million for 2005.

SAFE HARBOR DISCLOSURE

This report contains forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward looking- statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding our reserves for losses and LAE, the adequacy of our provision for uncollectible balances, estimates of our catastrophe exposure, the effects of catastrophic events on our financial statements and the ability of our subsidiaries to pay dividends. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause our actual events or results to be materially different from our expectations include those discussed under the caption ITEM 1A, “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Sensitive Instruments.

The SEC’s Financial Reporting Release #48 requires registrants to clarify and expand upon the existing financial statement disclosure requirements for derivative financial instruments, derivative commodity instruments and other financial instruments (collectively, “market sensitive instruments”). We do not generally enter into market sensitive instruments for trading purposes.

Our current investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. Our mix of taxable and tax-preferenced investments is adjusted continuously, consistent with our current and projected operating results, market conditions and our tax position. The fixed maturities in the investment portfolio are comprised of non-trading available for sale securities. Additionally, we invest in equity securities, which we believe will enhance the risk-adjusted total return of the investment portfolio.

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

Interest Rate Risk. Our $9.0 billion investment portfolio at December 31, 2007 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and of which 12.6% are exposed to foreign currency movements, and equity securities, which are subject to price fluctuations. The impact of the foreign exchange movements on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $565.0 million of mortgage-backed securities in the $5,998.2 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $1,327.4 million of short-term investments as of December 31, 2007) for the periods indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For operations with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Interest Rate Shift in Basis Points
	At December 31, 2007
(Dollars in millions)	-200	-100	0	100	200
Total Market Value	$ 7,953.6	$ 7,649.8	$ 7,325.5	$ 6,944.8	$ 6,552.6
Market Value Change from Base (%)	8.6%	4.4%	0.0%	-5.2%	-10.6%
Change in Unrealized Appreciation
After-tax from Base ($)	$ 408.3	$ 210.8	$ -	$ (247.5)	$ (502.4)

	Interest Rate Shift in Basis Points
	At December 31, 2006
(Dollars in millions)	-200	-100	0	100	200
Total Market Value	$ 7,432.4	$ 7,113.9	$ 6,795.1	$ 6,436.3	$ 6,050.6
Market Value Change from Base (%)	9.4%	4.7%	0.0%	-5.3%	-11.0%
Change in Unrealized Appreciation
After-tax from Base ($)	$ 414.3	$ 207.2	$ -	$ (233.2)	$ (483.9)

We had $7,538.7 million and $7,397.3 million of reserves for losses and LAE as of December 31, 2007 and 2006, respectively. These amounts are recorded at their nominal value, as opposed to fair value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the fair value of the reserves is less than the nominal value. As interest rates rise, the fair value of the reserves decreases and, conversely, as interest rates decline, the fair value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between fair value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

Equity Risk. Equity risk is the potential change in market value of the common stock and preferred stock portfolios arising from changing equity prices. Our equity investments consist of a diversified portfolio of individual securities and exchange traded and mutual fund, which invest principally in high quality common and preferred stocks that are traded on the major exchanges. The primary objective of the equity portfolio is to obtain greater total return relative to bonds over time through market appreciation and income.

The tables below display the impact on market/fair value and after-tax appreciation/(depreciation) of a 10% and 20% change in equity prices up and down for the periods indicated.

	Change in Equity Values in Percent
	At December 31, 2007
(Dollars in millions)	-20%	-10%	0%	10%	20%
Market/Fair Value of the Equity Portfolio	$ 660.2	$ 742.7	$ 825.3	$ 907.8	$ 990.3
After-tax Change in Appreciation/(Depreciation)	$ (106.0)	$ (53.0)	$ -	$ 53.0	$ 106.0

	Change in Equity Values in Percent
	At December 31, 2006
(Dollars in millions)	-20%	-10%	0%	10%	20%
Market Value of the Equity Portfolio	$ 951.5	$ 1,070.4	$ 1,189.3	$ 1,308.3	$ 1,427.2
After-tax Change in Unrealized Appreciation	$ (154.6)	$ (77.3)	$ -	$ 77.3	$ 154.6

Foreign Exchange Risk. Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location at least consistent with local regulatory guidelines. Generally, we prefer to maintain the capital of our foreign operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the Singapore Dollar, the British Pound Sterling and the Euro. We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52, “Foreign Currency Translation”, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income (loss). As of December 31, 2007, there had been no material change in exposure to foreign exchange rates as compared to December 31, 2006.

The tables below display the potential impact of a parallel 10% and 20% increase and decrease in foreign exchange rates on the valuation of invested assets subject to foreign currency exposure for the periods indicated. This analysis includes the after-tax impact of translation from transactional currency to functional currency as well as the after-tax impact of translation from functional currency to the U.S. dollar reporting currency.

	Change in Foreign Exchange Rates in Percent
	At December 31, 2007
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$ (61.8)	$ (34.1)	$ -	$ 38.8	$ 81.0

	Change in Foreign Exchange Rates in Percent
	At December 31, 2006
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$ (48.1)	$ (26.6)	$ -	$ 30.4	$ 63.5

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

Not required for fiscal year ended December 31, 2007.

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

Information for Item 11 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information for Item 12 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information for Item 13 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The PricewaterhouseCoopers LLP (and its worldwide affiliates) fees incurred for the years ended December 31, 2007 and 2006 are as follows:

(Dollars in millions)		2007	2006
(1)	Audit Fees	$ 1,841.5	$ 1,829.5
(2)	Audit-Related Fees	102.5	69.0
(3)	Tax Fees	25.7	137.3
(4)	All Other Fees	5.0	4.6

Audit fees include the annual and quarterly financial statement audit, subsidiary audits, and procedures required to be performed by the independent auditor to be able to form an opinion on our consolidated financial statements. These other procedures include information systems and procedural reviews and testing performed in order to understand and place reliance on the systems of internal control, and consultations relating to the audit or quarterly review. Audit fees may also include statutory audits or financial audits for our subsidiaries or affiliates and services associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings.

Audit-related fees include assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including due diligence services pertaining to potential business acquisitions/dispositions, accounting consultations related to accounting, financial reporting or disclosure matters not classified as “audit services”; assistance with understanding and implementing new accounting and financial reporting guidance from rule making authorities; financial audits of employee benefit plans; agreed-upon or expanded audit procedures related to accounting and/or billing records required to respond to or comply with financial, accounting or regulatory reporting matters and assistance with internal control reporting requirements.

Tax fees include tax compliance, tax planning and tax advice and is granted general pre-approval by Group’s Audit Committee.

All other fees represent an accounting research subscription and software.

PricewaterhouseCoopers LLP used no leased employees on the Company’s audit engagement.

Under its Charter and the “Audit and Non-Audit Services Pre-Approval Policy” (the “Policy”), Group’s Audit Committee or its delegate (one or more of its members) is required to pre-approve the audit and non-audit services performed by the independent auditor. The Policy requires that any service that has not received a general pre-approval or that exceeds pre-approved cost levels or budgeted amounts requires specific approval by Group’s Audit Committee or its delegate. For both specific and general pre-approval, Group’s Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence. Group’s Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service and whether the service might enhance our ability to manage or control risk or improve audit quality. Group’s Audit Committee is also mindful of the relationship between fees for audit and non-audit services in deciding whether to pre-approve any such services and may determine, for each fiscal year, the appropriate ratio between the total amount of fees for audit, audit-related and tax fees and a total amount of fees for certain permissible non-audit services classified as “All Other Fees” above. All such factors will be considered as a whole and no one factor is determinative. Group’s Audit Committee has considered whether the performance by PricewaterhouseCoopers LLP of the services disclosed below is compatible with maintaining their independence.

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

Financial Statements and Schedules.

The financial statements and schedules listed in the accompanying Index to Financial Statements and Schedules on page F-1 are filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2008.

EVEREST REINSURANCE HOLDINGS, INC.

By:	/s/ JOSEPH V. TARANTO
Joseph V. Taranto (Chairman and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH V. TARANTO Joseph V. Taranto	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2008
/s/ THOMAS J. GALLAGHER Thomas J. Gallagher	President and Chief Operating Officer and Director	March 31, 2008
/s/ CRAIG EISENACHER Craig Eisenacher	Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)	March 31, 2008
/s/ KEITH T. SHOEMAKER Keith T. Shoemaker	Vice President and Comptroller (Principal Accounting Officer)	March 31, 2008

INDEX TO EXHIBITS

Exhibit No.

2.	1

Agreement and Plan of Merger among Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. and Everest Re Merger Corporation, incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (No. 333-87361)

3.	1	Certificate of Incorporation of Everest Reinsurance Holdings, Inc., incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (No. 333-05771)

3.	2

By-Laws of Everest Reinsurance Holdings, Inc., incorporated herein by reference to Exhibit 3.2 to the Everest Reinsurance Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

4.	1

Indenture, dated March 14, 2000, between Everest Reinsurance Holdings, Inc. and The Chase Manhattan Bank, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on March 15, 2000

4.	2

First Supplemental Indenture relating to the 8.5% Senior Notes due March 15, 2005, dated March 14, 2000, between Everest Reinsurance Holdings, Inc. and The Chase Manhattan Bank, as Trustee, incorporated herein by reference to Exhibit 4.2 to Everest Reinsurance Holdings, Inc. Form 8-K filed on March 15, 2000

4.	3

Second Supplemental Indenture relating to the 8.75% Senior Notes due March 15, 2010, dated March 14, 2000, between Everest Reinsurance Holdings, Inc. and The Chase Manhattan Bank, as Trustee, incorporated herein by reference to Exhibit 4.3 to the Everest Reinsurance Holdings, Inc. Form 8-K filed on March 15, 2000

4.	4

Junior Subordinated Indenture, dated November 14, 2002, between Everest Reinsurance Holdings, Inc. and JPMorgan Chase Bank as Trustee, incorporated herein by reference to Exhibit 4.5 to the Registration Statement on Form S-3 (No. 333-106595)

4.	5

First Supplemental Indenture relating to Holdings 7.85% Junior Subordinated Debt Securities due November 15, 2032, dated as of November 14, 2002, among Holdings, Group and JPMorgan Chase Bank, as Trustee, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “second quarter 2003 10-Q”)

4.	6	Amended and Restated Trust Agreement of Everest Re Capital Trust, dated as of November 14, 2002, incorporated herein by reference to Exhibit 10.1 to the second quarter 2003 10-Q

4.	7	Guarantee Agreement, dated as of November 14, 2002, between Holdings and JPMorgan Chase Bank, incorporated herein by reference to Exhibit 10.3 to the second quarter 2003 10-Q

4.	8	Expense Agreement, dated as of November 14, 2002, between Holdings and Everest Re Capital Trust, incorporated herein by reference to Exhibit 10.4 to the second quarter 2003 10-Q

4.	9

Second Supplemental Indenture relating to Holdings 6.20% Junior Subordinated Debt Securities due March 29, 2034, dated as of March 29, 2004, among Holdings, Group and JPMorgan Chase Bank, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on March 30, 2004 (the “March 30, 2004 8-K”)

4.	10	Amended and Restated Trust Agreement of Everest Re Capital Trust II, dated as of March 29, 2004, incorporated herein by reference to Exhibit 4.2 to the March 30, 2004 8-K

4.	11	Guarantee Agreement, dated as of March 29, 2004, between Holdings and JPMorgan Chase Bank, incorporated herein by reference to Exhibit 4.3 to the March 30, 2004 8-K

4.	12	Expense Agreement, dated as of March 29, 2004, between Holdings and Everest Re Capital Trust II, incorporated herein by reference to Exhibit 4.4 to the March 30, 2004 8-K

4.	13

Third Supplemental Indenture relating to Holdings 5.40% Senior Notes due October 15, 2014, dated as of October 12, 2004, among Holdings and JPMorgan Chase Bank, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on October 12, 2004

*10.	1

Employment Agreement with Joseph V. Taranto executed on July 15, 1998, incorporated herein by reference to Exhibit 10.21 to Everest Reinsurance Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the “second quarter 1998 10-Q”)

*10.	2

Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. and Joseph V. Taranto dated February 15, 2000, incorporated herein by reference to Exhibit 10.29 to Everest Re Group, Ltd. Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 10-K”)

*10.	3	Change of Control Agreement with Joseph V. Taranto effective July 15, 1998, incorporated herein by reference to Exhibit 10.22 to the second quarter 1998 10-Q

*10.	4

Amendment of Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. and Joseph V. Taranto dated February 15, 2000, incorporated herein by reference to Exhibit 10.30 to the 1999 10-K

10.	5

Stock Purchase Agreement between The Prudential Insurance Company of America and Everest Reinsurance Holdings, Inc. for the sale of common stock of Gibraltar Casualty Company dated February 24, 2000, incorporated herein by reference to Exhibit 10.32 to the 1999 10-K

10.	6

Amendment No. 1 to Stock Purchase Agreement between The Prudential Insurance Company of America and Everest Reinsurance Holdings, Inc. for the sale of common stock of Gibraltar Casualty Company dated August 8, 2000, incorporated herein by reference to Exhibit 10.1 to the Everest Re Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

10.	7

Proportional Excess of Loss Reinsurance Agreement entered into between Gibraltar Casualty Company and Prudential Property and Casualty Insurance Company, incorporated herein by reference to Exhibit 10.24 to the 2000 10-K

10.	8	Guarantee Agreement made by The Prudential Insurance Company of America in favor of Gibraltar Casualty Company, incorporated herein by reference to Exhibit 10.25 to the 2000 10-K

10.	9	Lease, effective December 26, 2000 between OTR, an Ohio general partnership, and Everest Reinsurance Company, incorporated herein by reference to Exhibit 10.26 to the 2000 10-K

*10.	10

Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated March 30, 2001, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Report on Form 10-Q for the quarter ended March 31, 2001 (the “first quarter 2001 10-Q”)

*10.	11

Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated April 20, 2001, incorporated herein by reference to Exhibit 10.2 to the first quarter 2001 10-Q

*10.	12

Amendment of Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated March 30, 2001, incorporated herein by reference to Exhibit 10.3 to the first quarter 2001 10-Q

*10.	13

Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group Ltd., Everest Global Services Inc. and Joseph V. Taranto, dated April 18, 2003, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on April 21, 2003

*10.	14

Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated August 31, 2005, incorporated by reference to Exhibit 10.1 to Everest Re Group, Ltd. From 8-K filed on August 31, 2005

10.	15

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

*10.	16

Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Craig E. Eisenacher, dated December 18, 2006, incorporated by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on December 5, 2006

*10.	17

Amendment to Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc. and Joseph V. Taranto, dated April 5, 2007, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on April 5, 2007

*10.	18

Amendment to Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services and Joseph V. Taranto, dated April 5, 2007, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on April 5, 2007

23.	1	Consent of PricewaterhouseCoopers LLP, filed herewith

31.	1	Section 302 Certification of Joseph V. Taranto, filed herewith

31.	2	Section 302 Certification of Craig Eisenacher, filed herewith

32.	1	Section 906 Certification of Joseph V. Taranto and Craig Eisenacher, furnished herewith

* Management contract or compensatory plan or arrangement.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Everest Reinsurance Holdings, Inc.		Pages
Report of Independent Registered Public Accounting Firm		F-2

Consolidated Balance Sheets at December 31, 2007 and 2006		F-3

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005		F-4

Consolidated Statements of Changes in Stockholder’s Equity for the Years Ended December 31, 2007, 2006 and 2005		F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005		F-6

Notes to Consolidated Financial Statements		F-7

Schedules

I	Summary of Investments Other Than Investments in Related Parties at December 31, 2007	S-1

II	Condensed Financial Information of Registrant:

	Balance Sheets as of December 31, 2007 and 2006	S-2

	Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005	S-3

	Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	S-4

III	Supplementary Insurance Information for the Years Ended December 31, 2007, 2006 and 2005	S-5

IV	Reinsurance for the Years Ended December 31, 2007, 2006 and 2005	S-6

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder

of Everest Reinsurance Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Everest Reinsurance Holdings, Inc. and its subsidiaries (the “Company”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company has adopted SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” in 2007.

PricewaterhouseCoopers LLP

New York, New York

March 28, 2008

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par value per share)	2007	2006

ASSETS:
Fixed maturities - available for sale, at market value
(amortized cost: 2007, $5,830,676 ; 2006, $5,959,228)	$ 5,998,157	$ 6,137,410
Equity securities - available for sale, at market value (cost: 2007, $9,897 ; 2006, $874,289)	9,897	1,189,341
Equity securities - available for sale, at fair value	815,372	-
Short-term investments	1,327,391	657,674
Other invested assets (cost: 2007, $439,285 ; 2006, $329,914)	441,742	330,875
Other invested assets, at fair value	253,791	-
Cash	146,447	136,535
Total investments and cash	8,992,797	8,451,835
Accrued investment income	86,129	85,447
Premiums receivable	800,211	939,625
Reinsurance receivables - unaffiliated	644,693	751,121
Reinsurance receivables - affiliated	1,698,454	1,511,856
Funds held by reinsureds	132,443	133,965
Deferred acquisition costs	234,719	240,346
Prepaid reinsurance premiums	433,271	391,336
Deferred tax asset	279,302	248,214
Federal income tax recoverable	88,330	-
Other assets	153,180	134,550
TOTAL ASSETS	$ 13,543,529	$ 12,888,295

LIABILITIES:
Reserve for losses and adjustment expenses	$ 7,538,704	$ 7,397,270
Unearned premium reserve	1,368,096	1,423,677
Funds held under reinsurance treaties	117,404	112,658
Losses in the course of payment	50,047	62,943
Commission reserves	47,953	22,483
Other net payable to reinsurers	374,929	385,926
Current federal income taxes payable	-	32,010
8.75% Senior notes due 3/15/2010	199,685	199,560
5.4% Senior notes due 10/15/2014	249,689	249,652
6.6% Long term notes due 05/01/2067	399,639	-
Junior subordinated debt securities payable	329,897	546,393
Accrued interest on debt and borrowings	11,217	10,041
Other liabilities	288,770	227,298
Total liabilities	10,976,030	10,669,911

Commitments and Contingencies (Note 16)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2007 and 2006)	-	-
Additional paid-in capital	310,206	300,764
Accumulated other comprehensive income, net of deferred income taxes of
$87.9 million at 2007 and $179.1 million at 2006	163,276	332,578
Retained earnings	2,094,017	1,585,042
Total stockholder's equity	2,567,499	2,218,384
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 13,543,529	$ 12,888,295

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
REVENUES:
Premiums earned	$ 2,178,900	$ 2,247,200	$ 2,426,076
Net investment income	406,592	372,352	325,217
Net realized capital gains	80,887	34,957	64,568
Other (expense) income	(73,641)	(40,542)	10,344
Total revenues	2,592,738	2,613,967	2,826,205

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,507,574	1,557,079	2,202,820
Commission, brokerage, taxes and fees	465,912	438,505	513,394
Other underwriting expenses	123,916	98,729	101,324
Interest expense on senior notes	31,162	31,149	35,514
Interest expense on long term notes	17,383	-	-
Interest expense on junior subordinated debt	35,324	37,449	37,449
Amortization of bond issue costs	7,083	938	1,019
Interest and fee expense on credit facility	107	160	215
Total claims and expenses	2,188,461	2,164,009	2,891,735

INCOME (LOSS) BEFORE TAXES	404,277	449,958	(65,530)
Income tax expense (benefit)	100,086	117,052	(70,236)

NET INCOME	$ 304,191	$ 332,906	$ 4,706

Other comprehensive income (loss), net of tax	35,482	101,313	(1,375)

COMPREHENSIVE INCOME	$ 339,673	$ 434,219	$ 3,331

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER'S EQUITY

	Years Ended December 31,
(Dollars in thousands, except share amounts)	2007	2006	2005
COMMON STOCK (share outstanding):
Balance, beginning of period	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$ 300,764	$ 292,281	$ 271,652
Sale of treasury shares, net of tax	-	-	15,312
Share-based compensation plans	9,442	8,483	5,118
Other	-	-	199
Balance, end of period	310,206	300,764	292,281

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	332,578	246,285	247,660
Cumulative effect to adopt FAS No. 159, net of tax	(204,784)	-	-
Net increase (decrease) during the period	35,482	101,313	(1,375)
Adjustment to initially apply FAS No. 158, net of tax	-	(15,020)	-
Balance, end of period	163,276	332,578	246,285

RETAINED EARNINGS:
Balance, beginning of period	1,585,042	1,252,136	1,247,430
Cumulative effect to adopt FAS No. 159, net of tax	204,784	-	-
Net income	304,191	332,906	4,706
Balance, end of period	2,094,017	1,585,042	1,252,136

TREASURY SHARES AT COST:
Balance, beginning of period	-	-	(22,950)
Sale of treasury shares	-	-	22,950
Balance, end of period	-	-	-

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$ 2,567,499	$ 2,218,384	$ 1,790,702

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 304,191	$ 332,906	$ 4,706
Adjustments to reconcile net income to net cash provided by
operating activities:
Decrease in premiums receivable	145,022	117,936	10,898
Decrease (increase) in funds held by reinsured, net	6,808	(155,669)	(92,470)
(Increase) decrease in reinsurance receivables	(63,541)	274,443	20,170
Increase in deferred tax asset	(50,191)	(33,460)	(79,838)
Increase (decrease) in reserve for losses and loss adjustment expenses	66,119	(353,176)	888,552
(Decrease) increase in unearned premiums	(66,483)	32,986	(706)
Change in other assets and liabilities, net	(106,186)	165,796	(188,364)
Non-cash compensation expense	4,832	-	-
Amortization of bond premium	(7,969)	9,873	3,304
Amortization of underwriting discount on senior notes	164	149	162
Realized capital gains	(80,887)	(34,957)	(64,568)
Net cash provided by operating activities	151,879	356,827	501,846

CASH FLOWS FROM INVESTING ACTIVITIES :
Proceeds from fixed maturities matured/called - available for sale, at market value	736,297	461,341	337,516
Proceeds from fixed maturities sold - available for sale, at market value	38,504	45,051	879,097
Proceeds from equity securities sold - available for sale, at market value	6,497	206,522	205,895
Proceeds from equity securities sold - available for sale, at fair value	760,729	-	-
Proceeds from other invested assets sold	48,712	54,195	43,739
Cost of fixed maturities acquired - available for sale, at market value	(585,910)	(599,175)	(1,134,116)
Cost of equity securities acquired - available for sale, at fair value	(329,486)	(176,678)	(480,242)
Cost of other invested assets acquired	(135,357)	(148,342)	(144,409)
Cost of other invested assets acquired, at fair value	(241,584)	-	-
Net (purchases) sales of short-term securities	(628,453)	(143,637)	5,708
Net (increase) decrease in unsettled securities transactions	(5,609)	(10,706)	426
Net cash used in investing activities	(335,660)	(311,429)	(286,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	4,610	8,483	5,118
Net proceeds from issuance of long term notes	395,637	-	-
Redemption of junior subordinated debt securities	(216,496)	-	-
Dividends from treasury shares	-	-	199
Sale of treasury shares, net of tax	-	-	38,261
Repayment of 8.5% senior notes	-	-	(250,000)
Net cash provided by (used in) financing activities	183,751	8,483	(206,422)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	9,942	16,460	3,269

Net increase in cash	9,912	70,341	12,307
Cash, beginning of period	136,535	66,194	53,887
Cash, end of period	$ 146,447	$ 136,535	$ 66,194

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid, net	$ 250,909	$ 35,460	$ 107,040
Interest paid	$ 82,635	$ 68,608	$ 79,401

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Business and Basis of Presentation.

Everest Reinsurance Holdings, Inc. (“Holdings”), a Delaware company and direct subsidiary of Everest Re Group, Ltd. (“Group”), through its subsidiaries, principally provides property and casualty reinsurance and insurance in the United States of America and internationally. As used in this document, “Company” means Holdings and its subsidiaries.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The statements include all of the following domestic and foreign direct and indirect subsidiaries of the Company: Everest Reinsurance Company (“Everest Re”), Everest National Insurance Company (“Everest National”), Everest Indemnity Insurance Company (“Everest Indemnity”), Everest Security Insurance Company (“Everest Security”), Everest Insurance Company of Canada (“Everest Canada”), Mt. Whitney Securities, Inc., Mt. McKinley Managers, L.L.C., Workcare Southeast, Inc., Workcare Southeast of Georgia, Inc. and Mt. McKinley Insurance Company (“Mt. McKinley”). All amounts are reported in U.S. dollars.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. All intercompany accounts and transactions have been eliminated. Ultimate actual results could differ, possibly materially, from those estimates.

B. Investments.

Fixed maturity and market value equity security investments are all classified as available for sale. Unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, are reflected in stockholder’s equity, net of income taxes in “accumulated other comprehensive income”. Actively managed equity securities and other invested assets, at fair value, are carried at fair value with fair value re-measurement reflected as net realized capital gains or losses in the consolidated statements of operations and comprehensive income. Unrealized losses on fixed maturities, which are deemed other than temporary, are charged to net income as net realized capital losses. Short-term investments are stated at cost, which approximates market value. Realized gains or losses on sale of investments are determined on the basis of identified cost. For non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality and cash flow characteristics of each security. For publicly traded securities, market value is based on quoted market prices. Retrospective adjustments are employed to recalculate the values of asset-backed securities. Each acquisition lot is reviewed to recalculate the effective yield. The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition. Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities. Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used to effect the calculation of projected and prepayments for pass-through security types. Other invested assets include limited partnerships and rabbi trusts. Limited partnerships are accounted for under the equity method of accounting, which can be recorded on a monthly or quarterly lag.

C. Uncollectible Receivable Balances.

The Company provides reserves for uncollectible premium receivables and reinsurance recoverable balances based on management’s assessment of the collectibility of the outstanding balances. Such reserves were $187.8 million and $99.6 million at December 31, 2007 and 2006, respectively.

D. Deferred Acquisition Costs.

Acquisition costs, consisting principally of commissions and brokerage expenses and certain premium taxes and fees incurred at the time a contract or policy is issued and that vary with and are directly related to the Company’s reinsurance and insurance business, are deferred and amortized over the period in which the related premiums are earned, generally one year. Deferred acquisition costs are limited to their estimated realizable value by line of business based on the related unearned premiums, anticipated claims and claim expenses and anticipated investment income. Deferred acquisition costs amortized to income were $465.9 million, $438.5 million and $513.4 million in 2007, 2006 and 2005, respectively.

E. Reserve for Losses and Loss Adjustment Expenses.

The reserve for losses and loss adjustment expenses (“LAE”) is based on individual case estimates and reports received from ceding companies. A provision is included for losses and LAE incurred but not reported (“IBNR”) based on past experience. A provision is also included for certain potential liabilities relating to asbestos and environmental (“A&E”) exposures, which liabilities cannot be estimated using traditional reserving techniques. See also Note 3. The reserves are reviewed periodically and any changes in estimates are reflected in earnings in the period the adjustment is made. Management believes that adequate provision has been made for the Company’s losses and LAE. Loss and LAE reserves are presented gross of reinsurance receivables and incurred losses and LAE are presented net of reinsurance.

Accruals for commissions are established for reinsurance contracts that provide for the stated commission percentage to increase or decrease based on the loss experience of the contract. Changes in estimates for such arrangements are recorded as commission expense. Commission accruals for contracts with adjustable features are estimated based on expected loss and LAE.

F. Premium Revenues.

Written premiums are earned ratably over the periods of the related insurance and reinsurance contracts. Unearned premium reserves are established relative to the unexpired contract period. Such reserves are established based upon reports received from ceding companies or estimated using pro rata methods based on statistical data. Reinstatement premiums represent additional premium received on reinsurance coverages, most prevalently catastrophe related, when limits have been depleted under the original reinsurance contract and additional coverage is granted. Written and earned premiums and the related costs, which have not yet been reported to the Company are estimated and accrued. Premiums are net of ceded reinsurance.

G. Income Taxes.

The Company and its wholly-owned subsidiaries file a consolidated U.S. federal income tax return. Foreign branches of subsidiaries file local tax returns as required. Deferred income taxes have been recorded to recognize the tax effect of temporary differences between the financial reporting and income tax bases of assets and liabilities, which arise because of differences between GAAP and income tax accounting rules.

H. Foreign Currency.

Assets and liabilities relating to foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; revenues and expenses are translated into U.S. dollars using average exchange rates in effect during the reporting period. Gains and losses resulting from translating foreign currency financial statements, net of deferred income taxes, are excluded from net income and accumulated in stockholder’s equity. Gains and losses resulting from foreign currency transactions are recorded through the consolidated statements of operations and comprehensive income (loss) in other income (expense).

I. Segmentation.

The Company, through its subsidiaries, operates in four segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting and International. See also Note 18.

J. Retroactive Reinsurance.

Premiums on ceded retroactive contracts are earned when written with a corresponding reinsurance recoverable established for the amount of reserves ceded. The initial gain, if applicable, is deferred and amortized into income over an actuarially determined expected payout period. Any future loss is recognized immediately and charged against earnings.

K. Policyholder Dividends.

The Company issues certain insurance policies with dividend payment features. These policyholders share in the operating results of their respective policies in the form of dividends declared. Dividends to policyholders are accrued during the period in which the related premiums are earned and are determined based on the terms of the individual policies.

L. Application of New Accounting Standards.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FAS 115-1”), which was effective for reporting periods beginning after December 15, 2005. FAS 115-1 addresses the determination of when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. An other than temporary impairment loss is recorded as a net realized capital loss in the consolidated statements of operations and comprehensive income (loss) in the period in which it is impaired. FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses not recognized as other-than-temporary impairments. The Company adopted FAS 115-1 prospectively effective January 1, 2006. The Company believes that all unrealized losses in its investment portfolio are temporary in nature as of December 31, 2007.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). FIN 48 prescribes the financial statement recognition and measurement criteria for tax positions taken or expected to be taken in a tax return. Further, FIN 48 expands the required disclosures associated with uncertain tax positions. As a result of the implementation of FIN 48, the Company recorded no adjustment in the liability for unrecognized income tax benefits and no adjustment to beginning retained earnings.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 157 “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value consistently in GAAP and expands disclosures about fair value measurements. The Company adopted FAS 157 as of January 1, 2007.

In September 2006, the FASB issued FAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”), which is effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. FAS 158 requires an employer to (a) recognize in its financial statements an asset for a plan’s over funded status or a liability for a plan’s under funded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur as other comprehensive income. The Company adopted FAS 158 for the reporting period ended December 31, 2006.

In February 2007, the FASB issued FAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment to FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted FAS 159 as of January 1, 2007.

M. Investments – Interest Only Strips.

During 2005, the Company invested in interest only strips of mortgage-backed securities (“interest only strips”), which were fully liquidated in November, 2005.

The Company accounted for its investment in interest only strips in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities, including agency interest only strips, whether purchased or retained in securitization, as well as the rules for determining when these securities must be written down to fair value because of impairment. EITF 99-20 requires decreases in the valuation of residual interests in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings, rather than an unrealized loss in stockholders’ equity, when any portion of the decline in fair value is attributable to an impairment loss, as defined by EITF 99-20. The Company recognized pre-tax and after-tax net realized capital gains of $21.2 million and $13.7 million, respectively, for the year ended December 31, 2005, related to the impairment loss and subsequent sale of the interest only strips.

2. INVESTMENTS

The amortized cost, market value, and gross unrealized appreciation and depreciation of available for sale, market value fixed maturity and equity security investments for the periods indicated are as follows:

	At December 31, 2007
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$ 92,932	$ 3,571	$ (3)	$ 96,500
Obligations of U.S. states and political subdivisions	3,512,695	138,374	(2,540)	3,648,529
Corporate securities	741,380	12,819	(10,909)	743,290
Mortgage-backed securities	566,041	4,100	(5,119)	565,022
Foreign government securities	416,715	20,678	(876)	436,517
Foreign corporate securities	500,913	11,614	(4,228)	508,299
Total fixed maturities	$ 5,830,676	$ 191,156	$ (23,675)	$ 5,998,157
Equity securities	$ 9,897	$ -	$ -	$ 9,897

	At December 31, 2006
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$ 85,563	$ 467	$ (972)	$ 85,058
Obligations of U.S. states and political subdivisions	3,633,188	164,402	(5,219)	3,792,371
Corporate securities	961,679	17,061	(9,733)	969,007
Mortgage-backed securities	475,140	1,605	(10,246)	466,499
Foreign government securities	354,153	17,441	(1,447)	370,147
Foreign corporate securities	449,505	10,098	(5,275)	454,328
Total fixed maturities	$ 5,959,228	$ 211,074	$ (32,892)	$ 6,137,410
Equity securities	$ 874,289	$ 315,052	$ -	$ 1,189,341

The amortized cost and market value of fixed maturities are shown in the following table by contractual maturity. Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. As the stated maturity of such securities may not be indicative of actual maturities, the total for mortgage-backed securities is shown separately.

	At December 31, 2007
	Amortized	Market
(Dollars in thousands)	Cost	Value
Fixed maturities – available for sale
Due in one year or less	$ 314,118	$ 314,043
Due after one year through five years	1,142,672	1,158,332
Due after five years through ten years	1,116,315	1,130,104
Due after ten years	2,691,530	2,830,656
Mortgage-backed securities	566,041	565,022
Total	$ 5,830,676	$ 5,998,157

The changes in net unrealized (losses) gains for the Company’s investments are derived from the following source for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2007	2006
(Decrease) increase during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturities	$ (10,699)	$ (7,970)
Equity securities	-	150,693
Other invested assets	1,496	(466)
Change in unrealized (depreciation) appreciation, pre-tax	(9,203)	142,257
Deferred taxes	3,221	(49,790)
Change in unrealized (depreciation) appreciation, net of deferred
taxes, included in stockholder's equity	$ (5,982)	$ 92,467

The Company periodically reviews its investment portfolio for declines in market value and focuses its attention on securities whose fair value has fallen below 80% of their amortized value at the time of review. The Company then assesses whether the decline in value is temporary or “other than temporary”. In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information and the Company’s ability and intent to hold to maturity. Generally, a change in a security value caused by a change in the market or interest rate environment does not constitute an other than temporary impairment, but rather a temporary decline in market value. Temporary declines in market value are recorded as an unrealized loss in accumulated other comprehensive income. If the Company determines that the decline is “other than temporary”, the carrying value of the investment is written down to fair value and a realized loss is recorded in the Company’s consolidated statements of operations and comprehensive income. The Company’s assessments are based on the issuer’s current and expected future financial position, timeliness with respect to interest and/or principal payments, speed of repayments on asset-backed securities, as well as relevant information provided by rating agencies, investment advisors and analysts.

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by investment category and maturity category by length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration by security type of unrealized loss at December 31, 2007
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
U.S. government
agencies and authorities	$ -	$ -	$ 3,130	$ (3)	$ 3,130	$ (3)
States, municipalities
and political subdivisions	161,999	(1,704)	96,266	(836)	258,265	(2,540)
Foreign governments	20,000	(537)	73,612	(339)	93,612	(876)
All other corporate	184,824	(3,784)	827,661	(16,472)	1,012,485	(20,256)
Total fixed maturities	$ 366,823	$ (6,025)	$ 1,000,669	$ (17,650)	$ 1,367,492	$ (23,675)

	Duration by maturity type of unrealized loss at December 31, 2007
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in 1 year or less	$ 22,635	$ (144)	$ 173,595	$ (677)	$ 196,230	$ (821)
Due after one year through five years	60,036	(1,290)	249,351	(4,145)	309,387	(5,435)
Due after five years through ten years	75,133	(1,308)	157,960	(4,990)	233,093	(6,298)
Due after ten years	209,006	(3,282)	65,202	(2,720)	274,208	(6,002)
Mortgage-backed securities	13	(1)	354,561	(5,118)	354,574	(5,119)
Total	$ 366,823	$ (6,025)	$ 1,000,669	$ (17,650)	$ 1,367,492	$ (23,675)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position as of December 31, 2007 were $1,367.5 million and $23.7 million, respectively. There were no material concentrations of unrealized losses by issuer, security type or industry within the fixed maturity portfolio. The $6.0 million of unrealized losses related to fixed income securities that have been in an unrealized loss position for less than one year are generally comprised of highly rated municipal and corporate bonds and the losses were primarily the result of widening credit spreads during the latter part of the year. Of these unrealized losses, $4.7 million were related to securities that were rated investment grade or better by at least one nationally recognized statistical rating organization. The $17.7 million of unrealized losses related to securities in an unrealized loss position for more than one year also related primarily to highly rated municipal and corporate bonds and were the result of widening credit spreads during the latter part of the year. Of these unrealized losses, $16.7 million related to securities that were rated investment grade or better by at least one nationally recognized statistical rating organization.

The Company, given the size of its investment portfolio and capital position, has the ability and intent to hold these securities until recovery of market value. In addition, all securities currently in an unrealized loss position are current with respect to principal and interest payments.

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by investment category and maturity category by length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration by security type of unrealized loss at December 31, 2006
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
U.S. government
agencies and authorities	$ 9,533	$ (26)	$ 57,477	$ (946)	$ 67,010	$ (972)
States, municipalities
and political subdivisions	94,242	(363)	500,006	(4,856)	594,248	(5,219)
Foreign governments	115,190	(899)	51,261	(548)	166,451	(1,447)
All other corporate	325,825	(2,314)	931,976	(22,940)	1,257,801	(25,254)
Total fixed maturities	$ 544,790	$ (3,602)	$ 1,540,720	$ (29,290)	$ 2,085,510	$ (32,892)

	Duration by maturity type of unrealized loss at December 31, 2006
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in 1 year or less	$ 18,648	$ (48)	$ 214,774	$ (1,521)	$ 233,422	$ (1,569)
Due after one year through five years	291,163	(967)	487,638	(8,727)	778,801	(9,694)
Due after five years through ten years	101,991	(1,250)	404,681	(7,800)	506,672	(9,050)
Due after ten years	73,919	(1,215)	64,619	(1,118)	138,538	(2,333)
Mortgage-backed securities	59,069	(122)	369,008	(10,124)	428,077	(10,246)
Total	$ 544,790	$ (3,602)	$ 1,540,720	$ (29,290)	$ 2,085,510	$ (32,892)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position as of December 31, 2006 were $2,085.5 million and $32.9 million, respectively. There were no material concentrations of unrealized losses by issuer, security type or industry within the fixed maturity portfolio. The $3.6 million of unrealized losses related to fixed maturity securities that had been in an unrealized loss position for less than one year were generally comprised of highly rated municipal and corporate bonds and the losses were primarily the result of interest rates being higher than when the securities were purchased. All of these unrealized losses were related to securities that were rated investment grade or better by at least one nationally recognized statistical rating organization. The $29.3 million of unrealized losses relating to securities in an unrealized loss position for more than one year also related primarily to highly rated municipal and corporate bonds and the losses were the result of interest rates being higher than when the securities were purchased. Of these unrealized losses, $26.9 million were related to securities that were rated investment grade or better by at least one nationally recognized statistical rating organization.

The components of net investment income are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Fixed maturities	$ 294,707	$ 299,570	$ 308,254
Equity securities	16,786	19,713	16,356
Short-term investments	58,543	26,828	12,325
Other investment income	44,862	41,934	9,019
Total gross investment income	414,898	388,045	345,954
Interest credited and other expense	(8,306)	(15,693)	(20,737)
Total net investment income	$ 406,592	$ 372,352	$ 325,217

Other investment income for 2007, 2006 and 2005 primarily consists of income earned on limited partnership investments of $35.5 million, $38.5 million and $7.5 million, respectively.

The Company had contractual commitments to invest up to an additional $221.4 million in limited partnerships at December 31, 2007. These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2014.

The components of net realized capital gains are presented in the table below:

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Fixed maturities	$ (4,991)	$ 8,385	$ 51,207
Equity securities	73,667	26,574	13,361
Other invested assets	12,207	-	-
Short-term investments	4	(2)	-
Total	$ 80,887	$ 34,957	$ 64,568

Proceeds from sales of fixed maturity investments during 2007, 2006 and 2005 were $38.5 million, $45.1 million and $879.1 million, respectively. Gross gains of $1.0 million, $8.4 million and $59.8 million and gross losses of $6.0 million, $0.0 million and $4.4 million were realized on those fixed maturity sales during 2007, 2006 and 2005, respectively. Proceeds from sales of equity security investments during 2007, 2006 and 2005 were $760.7 million, $206.5 million and $205.9 million, respectively. Gross gains of $3.0 million, $31.2 million and $16.1 million and gross losses of $13.8 million, $4.6 million and $2.7 million were realized on those equity sales during 2007, 2006 and 2005, respectively.

Effective January 1, 2007, the Company adopted and implemented FAS 159 for its actively managed equity securities and equity shares of its parent. Accordingly, for the year ended December 31, 2007, the Company recorded $96.6 million of net realized gains from fair value adjustments in its consolidated statements of operations and comprehensive income.

Included in net realized capital gains for 2007 was a realized capital loss of $4.0 million for write-downs in the value of securities deemed to be impaired on an other than temporary basis.

No realized capital losses due to write-downs in the value of securities deemed to be impaired on an other than temporary basis were recorded in 2006 or 2005. In addition, net realized capital gains included $4.1 million of realized capital losses for 2005 related to the impairment of interest only strips in accordance with EITF 99-20.

At December 31, 2007, securities with a carrying value of $1,468.0 million were on deposit with various state or governmental insurance departments in compliance with insurance laws.

3. RESERVES FOR LOSSES AND LAE

Reserves for losses and LAE.

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2007	2006
Gross reserves at January 1	$ 7,397,270	$ 7,729,171
Less reinsurance recoverables	(2,179,002)	(2,369,925)
Net reserves at January 1	5,218,268	5,359,246

Incurred related to:
Current year	1,231,834	1,489,659
Prior years	275,740	67,420
Total incurred losses and LAE	1,507,574	1,557,079

Paid related to:
Current year	290,474	413,452
Prior years	1,242,072	1,299,021
Total paid losses and LAE	1,532,546	1,712,473

Foreign exchange/translation adjustment	65,991	14,416

Net reserves at December 31	5,259,287	5,218,268
Plus reinsurance recoverables	2,279,417	2,179,002
Gross reserves at December 31	$ 7,538,704	$ 7,397,270

Gross loss and LAE reserves were $7,538.7 million at December 31, 2007 and $7,397.3 million at December 31, 2006. The increase in 2007 was primarily attributable to the strengthening of asbestos reserves. The decrease in 2006 was primarily attributable to the payment of 2005 catastrophe losses, which were included in the January 1, 2006 reserve balances, and a decrease in earned premiums.

Reinsurance receivables for both paid and unpaid losses totaled $2,343.1 million at December 31, 2007 and $2,263.0 million at December 31, 2006. At December 31, 2007, $1,606.0 million, or 68.5%, was receivable from Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”) and is collateralized by a combination of letters of credit and trust agreements. In addition, $176.1 million, or 7.5%, was receivable from Transatlantic Reinsurance Company (“Transatlantic”) and $152.1 million, or 6.5%, was receivable from Founders Insurance Company Limited (“Founders”), for which the Company has established a $151.4 million provision for uncollectible reinsurance. No other retrocessionaire accounted for more than 5% of reinsurance receivables.

The Company continues to receive claims under expired insurance and reinsurance contracts asserting injuries and/or damages relating to or resulting from environmental pollution and hazardous substances, including asbestos. Environmental claims typically assert liability for (a) the mitigation or remediation of environmental contamination or (b) bodily injury or property damage caused by the release of hazardous substances into the land, air or water. Asbestos claims typically assert liability for bodily injury from exposure to asbestos or for property damage resulting from asbestos or products containing asbestos.

The Company’s reserves include an estimate of the Company’s ultimate liability for A&E claims. The Company’s A&E liabilities emanate from Mt. McKinley’s direct insurance business and Everest Re’s assumed reinsurance business. All of the contracts of insurance and reinsurance under which the Company has received claims during the past three years, expired more than 20 years ago. There are significant uncertainties surrounding the Company’s reserves for its A&E losses.

The following table summarizes incurred losses all of which represent adverse loss reserve development with respect to A&E gross and net of reinsurance for the periods indicated:

	At December 31,
(Dollars in thousands)	2007	2006
Gross basis:
Beginning of period reserves	$ 650,134	$ 649,460
Incurred losses	405,000	113,400
Paid losses	(132,291)	(112,726)
End of period reserves	$ 922,843	$ 650,134

Net basis:
Beginning of period reserves	$ 313,308	$ 311,552
Incurred losses	266,362	27,388
Paid losses	(42,121)	(25,632)
End of period reserves	$ 537,549	$ 313,308

At December 31, 2007, the gross reserves for A&E losses were comprised of $144.5 million representing case reserves reported by ceding companies, $147.1 million representing additional case reserves established by the Company on assumed reinsurance claims, $148.2 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley and $483.0 million representing IBNR reserves.

With respect to asbestos only, at December 31, 2007, the Company had gross asbestos loss reserves of $858.8 million, of which $585.3 million was for assumed business and $273.5 million was for direct excess business.

In response to its recent asbestos experience, and in view of industry asbestos experience, the Company completed a detailed study of its experience and its cedants’ exposures and also considered recent industry trends. The Company’s Claims Department undertook a contract by contract analysis of its direct business and projected those findings to its assumed reinsurance business. The Company’s actuaries utilized nine methodologies to project potential ultimate liabilities including projections based on internal data and assessments, extrapolations of non-public and publicly available data for the Company’s cedants and benchmarking against industry data and experience. As a result of this study, the Company increased its gross asbestos reserves by $325.0 million effective December 31, 2007. The Company has not experienced significant claims activity related to environmental exposures other than asbestos. Management believes that its A&E reserves make adequate provision for the Company’s ultimate liability, however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.

In connection with the acquisition of Mt. McKinley, which has significant exposure to A&E claims, LM Property and Casualty Insurance Company (“LM”) provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley’s reserves as of September 19, 2000 and The Prudential guaranteed LM’s obligation to Mt. McKinley. Coverage under this reinsurance agreement was exhausted as of December 31, 2003.

4. FAIR VALUE

Effective January 1, 2007, the Company adopted and implemented FAS 159 for its actively managed equity securities and equity shares of its parent. In conjunction with the Company implementing a more active management strategy for these securities, FAS 159 provided guidance on accounting and presentation of these investments in the Company’s consolidated financial statements. Upon adoption of FAS 159, the Company recognized a $204.8 million cumulative-effect adjustment to retained earnings, net of $110.3 million of tax. The Company recorded $96.6 million net realized capital gains in the consolidated statements of operations and comprehensive income due to fair value re-measurement for the year ended December 31, 2007.

As a result of early FAS 159 adoption and implementation, the Company also adopted and implemented FAS 157. The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2007	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities	$ 5,998,157	$ -	$ 5,919,448	$ 78,709
Equity securities, fair value	815,372	801,611	13,761	-
Equity securities, market value	9,897	-	9,897	-
Other invested assets, fair value	253,791	253,791	-	-

The following table presents the fixed maturity investments for which fair value was measured under level 3 for the period indicated:

Fair Value
Measurements Using
Significant
Unobservable
Inputs
(Dollars in thousands)	(Level 3)
Assets:
Beginning balance at December 31, 2006	$ 24,024
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(2,023)
Included in other comprehensive income	(533)
Purchases, issuances and settlements	57,241
Transfers in and/or (out) of Level 3	-
Ending balance at December 31, 2007	$ 78,709

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses
relating to assets still held at the reporting date	$ -

The fixed maturities reflected as being valued under level 3 were valued by investment brokers for which the Company believes reflects fair value, but was unable to verify inputs to the valuation methodology.

5. CREDIT LINES

Effective August 23, 2006, Holdings entered into a new five year, $150.0 million senior revolving credit facility with a syndicate of lenders, replacing the October 10, 2003 three year senior revolving credit facility, which expired on October 10, 2006. Both the August 23, 2006 and October 10, 2003 senior revolving credit agreements, which have similar terms, are referred to as the “Holdings Credit Facility”. Citibank N.A. is the administrative agent for the Holdings Credit Facility. The Holdings Credit Facility is used for liquidity and general corporate purposes. The Holdings Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either, (1) the Base Rate (as defined below) or (2) a periodic fixed rate equal to the Eurodollar Rate plus an applicable margin. The Base Rate means a fluctuating interest rate per annum in effect from time to time to be equal to the higher of (a) the rate of interest publicly announced by Citibank as its prime rate or (b) 0.5% per annum above the Federal Funds Rate, in each case plus the applicable margin. The amount of margin and the fees payable for the Holdings Credit Facility depends upon Holdings’ senior unsecured debt rating.

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005. As of December 31, 2007, Holdings was in compliance with all Holdings Credit Facility covenants.

At December 31, 2007, $17.2 million was used under the Holdings Credit Facility for a letter of credit, which has an expiry date of December 31, 2008. At December 31, 2006, there were no borrowings under the Holdings Credit Facility.

Interest expense and fees incurred in connection with the Holdings Credit Facility were $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

6. SENIOR NOTES

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.50% senior notes due and retired on March 15, 2005.

Interest expense incurred in connection with these senior notes was $31.2 million, $31.1 million and $35.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Market value, which is based on quoted market price at December 31, 2007 and 2006 was $235.3 million and $248.1 million, respectively, for the 5.40% senior notes and $215.9 million and $219.8 million, respectively, for the 8.75% senior notes.

7. LONG TERM SUBORDINATED NOTES

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

Interest expense incurred in connection with these long term notes was $17.4 million for the year ended December 31, 2007. Market value, which is based on quoted market price at December 31, 2007, was $349.8 million for the 6.6% long term subordinated notes.

8. JUNIOR SUBORDINATED DEBT SECURITIES PAYABLE

On March 29, 2004, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Everest Re Capital Trust II (“Capital Trust II”). Holdings may redeem the junior subordinated debt securities before their maturity at 100% of their principal amount plus accrued interest as of the date of redemption. The securities may be redeemed in whole or in part, on one or more occasions at any time on or after March 30, 2009; or at any time, in whole, but not in part, within 90 days of the occurrence and continuation of a determination that the Trust may become subject to tax or the Investment Company Act.

On November 14, 2002, Holdings issued $216.5 million of 7.85% junior subordinated debt securities due November 15, 2032 to Everest Re Capital Trust (“Capital Trust”). Holdings redeemed all of the junior subordinated debt securities at 100% of their principal amount plus accrued interest on November 15, 2007.

Fair value, which is primarily based on quoted market price of the related trust preferred securities at December 31, 2007 and 2006, was $250.8 million and $316.3 million, respectively, for the 6.20% junior subordinated debt securities and $221.2 million for the 7.85% junior subordinated debt securities at December 31, 2006.

Interest expense incurred in connection with these junior subordinated notes was $35.3 million, $37.4 million and $37.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Capital Trust II is a wholly owned finance subsidiary of Holdings. Capital Trust was dissolved upon the completion of the redemption of the trust preferred securities on November 15, 2007.

Holdings considers that the mechanisms and obligations relating to the trust preferred securities, taken together, constitute a full and unconditional guarantee by Holdings of Capital Trust II’s payment obligations with respect to trust preferred securities.

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

There are certain regulatory and contractual restrictions on the ability of the Company’s operating subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The insurance laws of the State of Delaware, where the Company’s direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to the Company that exceed certain statutory thresholds. In addition, the terms of the Holdings Credit Facility (discussed in Note 5) require Everest Re, the Company’s principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year. At December 31, 2007, $2,595.1 million of the $3,248.5 million in net assets of the Company’s consolidated subsidiaries were subject to the foregoing regulatory restrictions.

9. TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to a non-affiliated ceding company. At December 31, 2007, the total amount on deposit in the trust account was $22.8 million.

10. OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2007 for all of the Company’s operating leases with remaining non-cancelable terms in excess of one year are as follows:

(Dollars in thousands)
2008	$ 7,587
2009	7,463
2010	7,331
2011	1,260
2012	904
Thereafter	457
Net commitments	$ 25,002

All of these leases, the expiration terms of which range from 2008 to 2014, are for the rental of office space. Rental expense was $8.9 million, $7.6 million and $6.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

11. INCOME TAXES

All the income of Holdings’ U.S. subsidiaries is subject to the applicable federal, foreign, state and local taxes on corporations. Additionally, the income of foreign branches of the Company’s insurance operating companies is subject to various income taxes. The provision for income taxes in the consolidated statements of operations and comprehensive income has been determined in accordance with the individual income of each entity and the respective applicable tax laws. The provision reflects the permanent differences between financial and taxable income relevant to each entity. The significant components of the provision are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Current tax:
U.S.	$ 131,021	$ 133,103	$ (3,494)
Foreign	19,899	15,348	4,837
Total current tax	150,920	148,451	1,343
Total deferred U.S. tax benefit	(50,834)	(31,399)	(71,579)
Total income tax expense (benefit)	$ 100,086	$ 117,052	$ (70,236)

A reconciliation of the U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2007	2006	2005
Federal income tax rate	35.0%	35.0%	-35.0%
Increase (reduction) in taxes resulting from:
Tax exempt income	-15.0%	-13.6%	-88.4%
Dividend received deduction	-1.1%	-0.7%	-5.3%
Proration	2.4%	2.1%	14.0%
Other, net	3.5%	3.2%	7.5%
Effective tax rate	24.8%	26.0%	-107.2%

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S. tax laws and regulations. The principal items making up the net deferred income tax asset are as follows for the periods indicated:

	At December 31,
(Dollars in thousands)	2007	2006
Deferred tax assets:
Reserve for losses and LAE	$ 266,623	$ 255,327
Unearned premium reserve	65,235	72,342
Impairments	1,405	-
Deferred compensation	14,007	14,288
Deferred reinsurance	57,479	35,895
AMT Credits	28,054	35,414
Foreign tax credit carryforwards	48,510	64,576
Uncollectible reinsurance	58,658	35,306
Pension	3,531	9,635
Other assets	22,189	13,256
Total deferred tax assets	565,691	536,039

Deferred tax liabilities:
Deferred acquisition costs	81,325	84,123
Investments	5,169	5,122
Net unrealized appreciation of investments	60,103	173,593
Fair value adjustments	94,632	-
Foreign currency translation	31,345	15,123
Other liabilities	13,815	9,864
Total deferred tax liabilities	286,389	287,825
Net deferred tax assets	$ 279,302	$ 248,214

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize any increase in the liability for unrecognized tax benefits, and therefore did not need to account for any such increase as a reduction to the January 1, 2007, balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$ 13,800
Additions based on tax positions related to the current year	4,423
Additions for tax positions of prior years	10,909
Reductions for tax positions of prior years	-
Settlements with taxing authorities	-
Lapses of applicable statutes of limitations	-
Balance at December 31, 2007	$ 29,132

The entire amount of the unrecognized tax benefits would affect the effective tax rate if recognized.

In 2007, the Internal Revenue Service (“IRS”) completed its examination of the Company’s consolidated U.S. income tax returns for 2003 and 2004 and issued an examination report proposing various adjustments. The Company has submitted a formal protest and believes that it has a strong chance of prevailing on the issues involved. With few exceptions, the Company is no longer subject to U.S. federal, state and local or foreign income tax examinations by tax authorities for years before 2003.

The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income taxes. During the year ended December 31, 2007, the Company accrued and recognized approximately $6.0 million in interest and penalties.

The Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

For U.S. income tax purposes the Company has foreign tax credit carry forwards of $48.5 million that begin to expire in 2014. In addition, for U.S. income tax purposes the Company has $28.1 million of Alternative Minimum Tax credits that do not expire. Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets and accordingly, no valuation allowance has been recorded for the periods presented.

Tax benefits of $1.9 million and $1.2 million related to share-based compensation deductions for stock options exercised in 2007 and 2006, respectively, are reflected in the change in stockholder’s equity in “additional paid-in capital”.

12. REINSURANCE

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

Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Written premiums:
Direct	$ 838,406	$ 900,381	$ 955,611
Assumed	2,316,675	2,285,594	2,384,242
Ceded	(1,082,155)	(895,714)	(944,203)
Net written premiums	$ 2,072,926	$ 2,290,261	$ 2,395,650

Premiums earned:
Direct	$ 899,328	$ 961,133	$ 1,019,288
Assumed	2,322,698	2,189,061	2,321,256
Ceded	(1,043,126)	(902,994)	(914,468)
Net premiums earned	$ 2,178,900	$ 2,247,200	$ 2,426,076

Incurred losses and LAE:
Direct	$ 777,000	$ 704,864	$ 719,114
Assumed	1,427,019	1,398,659	2,336,145
Ceded	(696,445)	(546,444)	(852,439)
Net incurred losses and LAE	$ 1,507,574	$ 1,557,079	$ 2,202,820

The amounts deducted from losses and LAE incurred for net reinsurance recoveries were $696.4 million, $546.4 million and $852.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. See also Note 3.

The Company engages in reinsurance transactions with Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”), affiliates, primarily driven by enterprise risk and capital management considerations under which business is ceded at market rates and terms. These transactions include:

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

•

Effective January 1, 2006, Everest Re, Bermuda Re and Everest International amended the whole account quota share so that for all new and renewal business recorded on or after January 1, 2006, Everest Re ceded 31.5% and 3.5% of its casualty business to Bermuda Re and Everest International, respectively, and Everest Re ceded 18.0% and 2.0% of its property business to Bermuda Re and Everest International, respectively. However, in no event shall the loss cessions to Bermuda Re and Everest International relating to any one occurrence on the property business exceed $125.0 million.

•

Effective January 1, 2007, Everest Re and Bermuda Re amended the whole account quota share so that for all new and renewal business recorded on or after January 1, 2007, Everest Re will cede 60% of its Canadian branch property business to Bermuda Re.

•

Effective January 1, 2007, Everest Re, Bermuda Re and Everest International amended the whole account quota share so that for all new and renewal property business recorded on or after January 1, 2007, Everest Re ceded 22.5% and 2.5% to Bermuda Re and Everest International, respectively. However, in no event shall the loss cessions to Bermuda Re and Everest International relating to any one occurrence on the property business exceed $130.0 million.

•

Effective January 1, 2008, Everest Re, Bermuda Re and Everest International amended the whole account quota share so that for all new and renewal casualty and property business recorded on or after January 1, 2008, Everest Re will cede 36.0% and 4.0% to Bermuda Re and Everest International, respectively. However, in no event shall the loss cessions to Bermuda Re and Everest International relating to any one catastrophe occurrence on the property business exceed $130.0 million or in the aggregate for each underwriting year for all property catastrophes exceed $275.0 million.

The following table summarizes the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, for the periods indicated:

Bermuda Re	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Ceded written premiums	$ 837,129	$ 697,795	$ 729,482
Ceded earned premiums	820,400	690,677	709,373
Ceded losses and LAE (a)	540,851	396,538	688,162

Everest International	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Ceded written premiums	$ 86,980	$ 72,465	$ 79,755
Ceded earned premiums	85,162	69,821	70,281
Ceded losses and LAE	41,318	39,443	66,062

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

Everest Re sold net assets of its UK branch to Bermuda Re and provided Bermuda Re with a reserve indemnity agreement allowing for indemnity payments of up to 90% of £25.0 million of the excess of 2002 and prior reserves, provided that any recognition of profit from the reserves for 2002 and prior underwriting years are taken into account. The limit available under this agreement was fully exhausted at December 31, 2004.

13. COMPREHENSIVE INCOME

The following table presents the components of comprehensive income for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005

Net income	$ 304,191	$ 332,906	$ 4,706
Other comprehensive income (loss), before tax:
Unrealized gains on securities arising during the period	71,684	177,213	64,205
Less: reclassification adjustment for realized gains
included in net income	(80,887)	(34,957)	(64,568)
Foreign currency translation adjustments	46,349	13,611	2,669
Pension	17,442	-	(4,422)
Other comprehensive income (loss), before tax	54,588	155,867	(2,116)

Income tax expense related to items of other comprehensive
income (loss):
Tax expense from unrealized gains arising during the period	(25,090)	(62,025)	(22,471)
Tax expense from realized gains included in net income	28,311	12,235	22,598
Tax expense from foreign currency translation	(16,222)	(4,764)	(934)
Tax (expense) benefit from pension	(6,105)	-	1,548
Total income tax (expense) benefit related to items of other
comprehensive income (loss)	(19,106)	(54,554)	741
Other comprehensive income (loss), net of tax	35,482	101,313	(1,375)
Comprehensive income	$ 339,673	$ 434,219	$ 3,331

The following table presents the components of the change in accumulated other comprehensive income for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2007	2006

Beginning balance of unrealized gains on securities	$ 321,226	$ 228,760
Current period change in unrealized gains on securities	(5,982)	92,466
Adjustment to initially apply FASB Statement No. 159, net of tax	(204,784)	-
Ending balance of unrealized gains on securities	110,460	321,226

Beginning balance of foreign currency translation adjustments	29,246	20,399
Current period change in foreign currency translation adjustments	30,127	8,847
Ending balance of foreign currency translation adjustments	59,373	29,246

Beginning balance of pension	(17,894)	(2,874)
Current period change in pension	11,337	-
Adjustment to initially apply FASB Statement No. 158, net of tax	-	(15,020)
Ending balance of pension	(6,557)	(17,894)

Ending balance of accumulated other comprehensive income	$ 163,276	$ 332,578

14. EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans.

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

Although not required to make contributions under IRS regulations, the Company contributed $3.6 million and $22.8 million to the qualified plan in 2007 and 2006, respectively. Pension expense for the Company’s plans for the years ended December 31, 2007, 2006 and 2005 was $6.4 million, $9.2 million and $6.9 million, respectively.

The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2007	2006
Change in projected benefit obligation:
Benefit obligation at beginning of year	$ 92,443	$ 81,269
Service cost	5,096	5,089
Interest cost	5,263	4,890
Actuarial (gain) loss	(10,979)	1,977
Benefits paid	(1,178)	(782)
Projected benefit obligation at end of year	90,645	92,443

Change in plan assets:
Fair value of plan assets at beginning of year	69,796	43,609
Actual return on plan assets	10,550	4,510
Actual contributions during the year	3,914	22,859
Administrative expenses paid	(119)	(400)
Benefits paid	(1,178)	(782)
Fair value of plan assets at end of year	82,963	69,796

Funded status at end of year	$ (7,682)	$ (22,647)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2007	2006
Other assets (due beyond one year)	$ 14,133	$ 1,652
Other liabilities (due within one year)	(1,468)	(1,595)
Other liabilities (due beyond one year)	(20,347)	(22,704)
Net amount recognized in the consolidated balance sheet	$ (7,682)	$ (22,647)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income for the periods indicated:

	At December 31,
(Dollars in thousands)	2007	2006
Prior service cost	$ (367)	$ (493)
Accumulated loss	(8,873)	(26,169)
Accumulated other comprehensive loss	$ (9,240)	$ (26,662)

Change in accumulated other comprehensive income due to application of FAS 158
Additional minimum liaibility (before FAS 158)		(5,042)
Intangible asset offset (before FAS 158)		620
Accumulated other comprehensive income (before FAS 158)		(4,422)
Net decrease in accumulated other comprehensive income due to FAS 158		$ (22,240)

Other changes in other comprehensive income for the year ended December 31, 2007 are as follows:

(Dollars in thousands)
Other comprehensive loss at December 31, 2006	$ (26,662)
Net gain arising during period	15,871

Recognition of amortizations in net period benefit cost:
Prior service cost	126
Actuarial loss	1,425
Other comprehensive loss at December 31, 2007	$ (9,240)

Net periodic benefit cost for U.S. employees included the following components for periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Service cost	$ 5,096	$ 5,089	$ 3,873
Interest cost	5,263	4,890	4,036
Expected return on assets	(5,538)	(3,549)	(3,032)
Amortization of actuarial loss from earlier periods	1,425	2,633	1,923
Amortization of unrecognized prior service cost	126	127	127
Net periodic benefit cost	$ 6,372	$ 9,190	$ 6,927

Other changes recognized in other comprehensive income:
Other comprehensive income attributable to change from prior year	(17,422)

Total recognized in net periodic benefit cost and other
comprehensive income	$ (11,050)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $0, $230 thousand and $51 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2007 and 2006 were 5.94% and 5.50%, respectively. The rate of compensation increase used to determine the net periodic benefit cost for 2007 and 2006 was 4.50%. The expected long-term rate of return on plan assets for 2007 and 2006 was 8.0% and was based on expected portfolio returns and allocations.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for year end 2007 and 2006 were 6.55% and 5.94%, respectively.

The following table summarizes the accumulated benefit obligation for the periods indicated:

	At December 31,
(Dollars in thousands)	2007	2006
Qualified Plan	$ 53,693	$ 51,937
Non-qualified Plan	16,130	15,602
Total	$ 69,823	$ 67,539

The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

At December 31,
(Dollars in thousands)	2007	2006
Qualified Plan
Projected benefit obligation	NA	NA
Fair value of plan assets	NA	NA
Non-qualified Plan
Projected benefit obligation	$ 21,815	$ 24,299
Fair value of plan assets	-	-

The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

At December 31,
(Dollars in thousands)	2007	2006
Qualified Plan
Projected benefit obligation	NA	NA
Accumulated benefit obligation	NA	NA
Fair value of plan assets	NA	NA
Non-qualified Plan
Projected benefit obligation	$ 21,815	$ 24,299
Accumulated benefit obligation	16,130	15,602
Fair value of plan assets	-	-

The following table displays the expected benefit payments in the periods indicated:

(Dollars in thousands)
2008	$ 2,723
2009	4,701
2010	4,732
2011	5,110
2012	5,892
Next 5 years	33,827

The asset allocation percentages for the qualified benefit plan, by asset category for the periods indicated:

	At December 31,
Asset Category:	2007	2006
Equity securities	64.90%	59.20%
Debt securities	29.50%	11.50%
Other	5.60%	29.30%
Total	100.00%	100.00%

Plan assets consist of shares in investment trusts with approximately 65%, 30% and 5% of the underlying assets consisting of equity securities, fixed maturities and cash, respectively. The Company manages the qualified plan investments for U.S. employees. The assets in the plan consist of debt and equity mutual funds. Due to the long term nature of the plan, the target asset allocation consists of 70% equities and 30% bonds.

The Company expects to contribute approximately $2.4 million in 2008 to the qualified plan.

Defined Contribution Plans.

The Company also maintains both qualified and non-qualified defined contribution plans (“Savings Plan” and “Non-Qualified Savings Plan”, respectively) covering U.S. employees. Under the plans, the Company contributes up to a maximum 3% of the participants’ compensation based on the contribution percentage of the employee. The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to Internal Revenue Code limitations. The Company’s incurred expenses related to these plans were $1.2 million in 2007 and $1.0 million in 2006 and 2005.

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees. Each non-U.S. office (Canada and Singapore) maintains a separate plan for the non-U.S. employees working in that location. The Company contributes various amounts based on salary, age and/or years of service. The contributions as a percentage of salary for the branch offices range from 6% to 9%. The contributions are generally used to purchase pension benefits from local insurance providers. The Company’s incurred expenses related to these plans were $0.2 million for 2007, 2006 and 2005.

Post-Retirement Plan.

The Company sponsors the Retiree Health Plan. This plan provides healthcare benefits for eligible retired employees (and their eligible dependants), who have elected coverage. The Company currently anticipates that most covered employees will become eligible for these benefits if they retire while working for the Company. The cost of these benefits is shared with the retiree. The Company accrues the post-retirement benefit expense during the period of the employee’s service.

A healthcare inflation rate for pre-Medicare claims of 9% in 2007 was assumed to decrease one percentage point annually to 5% in 2011 and then remain at that level. A healthcare inflation rate for post-Medicare claims of 5% in 2007 was assumed to remain at that level.

Effective December 31, 2007, the healthcare inflation rate for pre-Medicare claims is 9% in 2008, decreasing gradually to 5% in 2015. The healthcare inflation rate for post-Medicare claims is 7% in 2008, decreasing gradually to 5% in 2015.

Changes in the assumed healthcare cost trend can have a significant effect on the amounts reported for the healthcare plans. A one percent change in the rate would have the following effects on:

(Dollars in thousands)	Percentage Point Increase ($ Impact)	Percentage Point Decrease ($ Impact)
a. Effect on total service and interest cost components	$ 272	$ (211)
b. Effect on accumulated post-retirement benefit obligation	1,857	(1,483)

Benefit expense for this plan for the years ended December 31, 2007, 2006 and 2005 was $1.2 million, $1.1 million and $0.9 million, respectively.

The following table summarizes the status of this plan for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2007	2006
Change in projected benefit obligation:
Benefit obligation at beginning of year	$ 8,780	$ 8,582
Service cost	663	631
Interest cost	536	464
Actuarial gain	(1)	(794)
Benefits paid	(146)	(103)
Benefit obligation at end of year	9,832	8,780

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	146	103
Benefits paid	(146)	(103)
Fair value of plan assets at end of year	-	-

Funded status at end of year	$ (9,832)	$ (8,780)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2007	2006
Other liabilities (due within one year)	$ (144)	$ (117)
Other liabilities (due beyond one year)	(9,688)	(8,663)
Net amount recognized in the consolidated balance sheets	$ (9,832)	$ (8,780)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income for the periods indicated:

	At December 31,
(Dollars in thousands)	2007	2006
Accumulated other comprehensive loss	$ (848)	$ (867)
Net decrease in accumulated other comprehensive income due to FAS 158		$ (867)

Other changes in other comprehensive income for the year ended December 31, 2007 are as follows:

(Dollars in thousands)
Other comprehensive loss at December 31, 2006	$ (867)
Net gain arising during period	1

Recognition of amortizations in net period benefit cost:
Actuarial loss	18
Other comprehensive loss at December 31, 2007	$ (848)

Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Service cost	$ 663	$ 631	$ 490
Interest cost	536	464	408
Net loss recognition	18	50	29
Net periodic cost	$ 1,217	$ 1,145	$ 927

Other changes recognized in other comprehensive income:
Other comprehensive gain attributable to change from prior year	(19)

Total recognized in net periodic benefit cost and
other comprehensive income	$ 1,198

There will be no estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

The weighted average discount rates used to determine net periodic benefit cost for 2007 and 2006 were 5.94% and 5.50%, respectively.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2007 and 2006 were 6.55% and 5.94%, respectively.

The following table summarizes the benefit obligation for the post-retirement plan for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2007	2006
Post-retirement Plan	$ 9,832	$ 8,780

The following table displays the expected benefit payments in the periods indicated:

(Dollars in thousands)
2008	$ 144
2009	208
2010	279
2011	350
2012	419
Next 5 years	3,404

15. DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

Dividend Restrictions.

Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement. In addition, no dividend may be paid in excess of unassigned earned surplus. At December 31, 2007, Everest Re had $288.4 million available for payment of dividends in 2008 without the need for prior regulatory approval.

Statutory Financial Information.

Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners (“NAIC”) and the Delaware Insurance Department. Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual. The capital and statutory surplus of Everest Re was $2,865.4 million and $2,704.1 million at December 31, 2007 and 2006, respectively. The statutory net income of Everest Re was $651.9 million and $298.7 million for the years ended December 31, 2007 and 2006, respectively, and the statutory net loss was $26.9 million for the year ended December 31, 2005.

16. CONTINGENCIES

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

In 1993 and prior, the Company had a business arrangement with The Prudential wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at December 31, 2007 and 2006 was $150.4 million and $150.5 million, respectively.

Prior to its 1995 initial public offering, the Company had purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at December 31, 2007 and 2006 was $21.7 million and $20.2 million, respectively.

17. RELATED-PARTY TRANSACTIONS

During the normal course of business, the Company, through its affiliates, engages in reinsurance and brokerage and commission business transactions, with companies controlled by or affiliated with its outside directors. Such transactions, individually and in the aggregate, are not material to the Company’s financial condition, results of operation and cash flow.

The Company engages in reinsurance transactions with Bermuda Re and Everest International under which business is ceded for what management believes to be arm’s length consideration. See also Note 12.

18. SEGMENT REPORTING

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

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Gross written premiums	$ 1,193,524	$ 1,336,728	$ 1,386,170
Net written premiums	854,801	992,819	1,055,815

Premiums earned	$ 939,684	$ 978,072	$ 1,080,453
Incurred losses and LAE	636,895	721,157	1,152,427
Commission and brokerage	230,540	202,809	259,751
Other underwriting expenses	33,275	24,947	23,980
Underwriting gain (loss)	$ 38,974	$ 29,159	$ (355,705)

U.S. Insurance	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Gross written premiums	$ 885,604	$ 866,294	$ 932,469
Net written premiums	479,812	591,177	618,752

Premiums earned	$ 496,166	$ 573,965	$ 636,663
Incurred losses and LAE	412,669	432,232	415,379
Commission and brokerage	64,349	72,723	93,621
Other underwriting expenses	58,216	48,918	51,726
Underwriting (loss) gain	$ (39,068)	$ 20,092	$ 75,937

Specialty Underwriting	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Gross written premiums	$ 270,081	$ 251,209	$ 314,630
Net written premiums	185,350	174,431	222,526

Premiums earned	$ 184,894	$ 176,326	$ 224,555
Incurred losses and LAE	118,324	125,160	225,740
Commission and brokerage	44,278	44,851	55,564
Other underwriting expenses	8,464	6,559	6,756
Underwriting gain (loss)	$ 13,828	$ (244)	$ (63,505)

International	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Gross written premiums	$ 805,872	$ 731,745	$ 706,584
Net written premiums	552,963	531,834	498,557

Premiums earned	$ 558,156	$ 518,837	$ 484,405
Incurred losses and LAE	339,686	278,530	409,274
Commission and brokerage	126,745	118,122	104,458
Other underwriting expenses	18,633	13,830	12,621
Underwriting gain (loss)	$ 73,092	$ 108,355	$ (41,948)

The following table reconciles the underwriting results for the operating segments to income (loss) before tax as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Underwriting gain (loss)	$ 86,826	$ 157,362	$ (385,221)
Net investment income	406,592	372,352	325,217
Net realized capital gain	80,887	34,957	64,568
Corporate expense	(5,328)	(4,475)	(6,241)
Interest, fee and bond issue cost amortization expense	(91,059)	(69,696)	(74,197)
Other (expense) income	(73,641)	(40,542)	10,344
Income (loss) before taxes	$ 404,277	$ 449,958	$ (65,530)

The Company produces business in the U.S. and internationally. The net income deriving from and assets residing in the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. Based on written premium, other than the U.S., no other country represented more than 5% of the Company’s revenues.

Approximately 16.1%, 18.1% and 18.5% of the Company’s gross written premiums in 2007, 2006 and 2005, respectively, were sourced through the Company’s largest intermediary.

19. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the periods indicated:

	2007
(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$ 799,750	$ 712,310	$ 839,833	$ 803,188
Net written premiums	558,286	495,851	602,753	416,036

Premiums earned	569,838	565,426	561,150	482,486
Net investment income	95,934	106,852	105,023	98,783
Net realized capital gains (losses)	33,874	89,585	22,121	(64,693)
Total claims and underwriting expenses	464,737	464,373	488,715	679,577
Net income (loss)	159,318	185,191	110,569	(150,887)

	2006
(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$ 851,951	$ 690,330	$ 846,176	$ 797,518
Net written premiums	626,251	476,222	621,867	565,921

Premiums earned	603,678	501,488	561,042	580,992
Net investment income	83,905	91,922	84,744	111,781
Net realized capital gain	9,020	2,204	9,025	14,708
Total claims and underwriting expenses	610,392	427,637	458,454	597,830
Net income	43,505	121,382	114,931	53,088

EVEREST REINSURANCE HOLDINGS, INC.
SCHEDULE I - SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2007

Column A	Column B	Column C	Column D
			Amount
			Shown in
		Market	Balance
(Dollars in thousands)	Cost	Value	Sheet
Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$ 92,932	$ 96,500	$ 96,500
State, municipalities and political subdivisions	3,512,695	3,648,529	3,648,529
Foreign government securities	416,715	436,517	436,517
Foreign corporate securities	500,913	508,299	508,299
Public utilities	60,633	60,517	60,517
All other corporate bonds	664,093	666,200	666,200
Mortgage pass-through securities	566,041	565,022	565,022
Redeemable preferred stock	16,654	16,573	16,573
Total fixed maturities-available for sale	5,830,676	5,998,157	5,998,157
Equity securities - available for sale, at market value	9,897	9,897	9,897
Equity securities - available for sale, at fair value	815,372	815,372	815,372
Short-term investments	1,327,391	1,327,391	1,327,391
Other invested assets	439,285	441,742	441,742
Other invested assets, at fair value	253,791	253,791	253,791
Cash	146,447	146,447	146,447

Total investments and cash	$ 8,822,859	$ 8,992,797	$ 8,992,797

EVEREST REINSURANCE HOLDINGS, INC.
SCHEDULE II - CONDENSED FINANCIAL INFORMATION
OF THE REGISTRANT CONDENSED BALANCE SHEETS

	At December 31,
(Dollars in thousands, except par value per share)	2007	2006
ASSETS:
Equity securities, at market value (cost: 2007, $9,897; 2006, $16,393)	$ 9,897	$ 16,393
Other invested assets, at fair value	253,791	-
Short-term investments	176,274	74,790
Cash	916	360
Investment in subsidiaries, at equity in the underlying net assets	3,248,507	3,102,649
Accrued investment income	494	131
Current federal income tax receivable	54,240	9,410
Other assets	19,338	20,693
TOTAL ASSETS	$ 3,763,457	$ 3,224,426

LIABILITIES:
8.75% Senor notes due 3/15/2010	$ 199,685	$ 199,560
5.4% Senior notes due 10/15/2014	249,689	249,652
6.6% Long term notes due 5/1/2067	399,639	-
Junior subordinated debt securities	329,897	546,393
Accrued interest on debt and borrowings	11,217	10,041
Due to affiliates	1,351	363
Other liabilities	4,480	33
Total liabilities	1,195,958	1,006,042

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2007 and 2006)	-	-
Additional paid-in capital	310,206	300,764
Accumulated other comprehensive income, net of deferred income
taxes of $0.0 million at 2007 and $0.0 million at 2006	163,276	332,578
Retained earnings	2,094,017	1,585,042
Total stockholder's equity	2,567,499	2,218,384
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 3,763,457	$ 3,224,426

See notes to consolidated financial statements

EVEREST REINSURANCE HOLDINGS, INC.
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE
REGISTRANT CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005

REVENUES:
Net investment income	$ 17,756	$ 2,793	$ 4,638
Net realized capital gains	12,207	-	8,106
Other expense	(148)	(94)	(1,891)
Equity in retained earnings of subsidiaries	345,936	381,135	55,424
Total revenues	375,751	383,834	66,277

EXPENSES:
Interest expense	91,059	69,696	74,197
Other expense	3,456	1,782	2,002
Total expenses	94,515	71,478	76,199

INCOME (LOSS) BEFORE TAXES	281,236	312,356	(9,922)

Income tax benefit	(22,955)	(20,550)	(14,628)
NET INCOME	$ 304,191	$ 332,906	$ 4,706

See notes to consolidated financial statements

EVEREST REINSURANCE HOLDINGS, INC.
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE
REGISTRANT CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 304,191	$ 332,906	$ 4,706
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in retained earnings of subsidiaries	(345,936)	(381,135)	(55,424)
Dividends received from subsidiaries	245,000	100,000	75,000
Change in other assets and liabilities	5,151	1,836	515
Increase (decrease) in accrued interest on debt and borrowings	1,176	-	(6,385)
(Increase) decrease in federal income tax recoverable	(44,830)	(7,050)	11,898
Decrease (increase) in deferred tax asset	4,290	4,103	(1,839)
Increase (decrease) in due to affiliates	988	(722)	(407)
Accrual of bond discount	(7,255)	-	(974)
Amortization of underwriting discount on senior notes	164	149	162
Realized capital gains	(12,207)	-	(8,106)
Net cash provided by operating activities	150,732	50,087	19,146

CASH FLOWS FROM INVESTING ACTIVITIES
Additional investment in subsidiaries	-	(1,925)	(175,000)
Proceeds from equity securities sold-available for sale, market value	6,496	-	47,821
Net (sales) purchases of short-term securities	(94,229)	(48,137)	318,735
Cost to aquire other invested assets	(241,584)	-	-
Net cash (used in) provided by investing activities	(329,317)	(50,062)	191,556

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of junior subordinated debt securities	(216,496)	-	-
Net proceeds from issuance of long term subordinated notes	395,637	-	-
Dividends from treasury shares	-	-	199
Sale of treasury shares, net of tax	-	-	38,261
Repayment of 8.5% senior notes	-	-	(250,000)
Tax benefit from share-based compensation	-	113	211
Net cash provided by (used in) financing activities	179,141	113	(211,329)

Net increase (decrease) in cash	556	138	(627)
Cash, beginning of period	360	222	849
Cash, end of period	$ 916	$ 360	$ 222

Non-cash financing transaction:
Non-cash contribution from parent	$ 9,442	$ 8,370	$ 4,907
Non-cash contribution to subsidiaries	$ (9,442)	$ (8,370)	$ (4,907)

See notes to consolidated financial statements

EVEREST REINSURANCE HOLDINGS, INC.
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
		Reserve				Incurred
Geographic Area		for Losses				Loss and	Amortization
	Deferred	and Loss	Unearned		Net	Loss	of Deferred	Other	Net
	Acquisition	Adjustment	Premium	Premiums	Investment	Adjustment	Acquisition	Operating	Written
(Dollars in thousands)	Costs	Expenses	Reserves	Earned	Income	Expenses	Costs	Expenses	Premium
December 31, 2007
Domestic	$ 182,501	$ 6,383,401	$ 1,159,409	$ 1,620,744	$ 367,646	$ 1,167,888	$ 339,167	$ 105,283	$ 1,519,963
International	52,218	1,155,303	208,687	558,156	38,946	339,686	126,745	18,633	552,963
Total	$ 234,719	$ 7,538,704	$ 1,368,096	$ 2,178,900	$ 406,592	$ 1,507,574	$ 465,912	$ 123,916	$ 2,072,926

December 31, 2006
Domestic	$ 189,060	$ 6,430,793	$ 1,228,509	$ 1,728,363	$ 339,388	$ 1,278,549	$ 320,383	$ 84,899	$ 1,758,427
International	51,286	966,477	195,168	518,837	32,964	278,530	118,122	13,830	531,834
Total	$ 240,346	$ 7,397,270	$ 1,423,677	$ 2,247,200	$ 372,352	$ 1,557,079	$ 438,505	$ 98,729	$ 2,290,261

December 31, 2005
Domestic	$ 153,603	$ 6,657,546	$ 1,203,970	$ 1,941,671	$ 296,796	$ 1,793,546	$ 408,936	$ 88,703	$ 1,897,093
International	48,623	1,071,625	183,906	484,405	28,421	409,274	104,458	12,621	498,557
Total	$ 202,226	$ 7,729,171	$ 1,387,876	$ 2,426,076	$ 325,217	$ 2,202,820	$ 513,394	$ 101,324	$ 2,395,650

EVEREST REINSURANCE HOLDINGS, INC.
SCHEDULE IV - REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed
	Gross	Other	from Other	Net	Assumed
(Dollars in thousands)	Amount	Companies	Companies	Amount	to Net

December 31, 2007
Total property and liability
insurance premiums earned	$ 899,328	$ 1,043,126	$ 2,322,698	$ 2,178,900	106.6%

December 31, 2006
Total property and liability
insurance premiums earned	$ 961,133	$ 902,994	$ 2,189,061	$ 2,247,200	97.4%

December 31, 2005
Total property and liability
insurance premiums earned	$ 1,019,288	$ 914,468	$ 2,321,256	$ 2,426,076	95.8%