Form 10-Q
period 2008-03-31
EVEREST REINSURANCE HOLDINGS INC
filed 2008-05-15
CIK 914748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2008		Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC. (Exact name of registrant as specified in its charter)
Delaware		22-3263609
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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

              Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer		Accelerated filer

Non-accelerated filer	X	Smaller reporting company
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

YES		NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at May 1, 2008
Common Stock, $.01 par value	1,000

EVEREST REINSURANCE HOLDINGS, INC.

Index To Form 10-Q

PART I

FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2008 (unaudited)
	and December 31, 2007	3

	Consolidated Statements of Operations and Comprehensive (Loss) Income for the
	three months ended March 31, 2008 and 2007 (unaudited)	4

	Consolidated Statements of Changes in Stockholder’s Equity for the
	three months ended March 31, 2008 and 2007 (unaudited)	5

	Consolidated Statements of Cash Flows for the three months
	ended March 31, 2008 and 2007 (unaudited)	6

	Notes to Consolidated Interim Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operation	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	38

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 5.	Other Information	39

Item 6.	Exhibits	40

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands, except par value per share)	2008	2007
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value
(amortized cost: 2008, $6,081,396; 2007, $5,830,676)	$ 6,211,222	$ 5,998,157
Equity securities - available for sale, at market value (cost: 2008, $9,897; 2007, $9,897)	9,897	9,897
Equity securities - available for sale, at fair value	560,655	815,372
Short-term investments	1,360,904	1,327,391
Other invested assets (cost: 2008, $431,391; 2007, $439,285)	432,049	441,742
Other invested assets, at fair value	320,499	253,791
Cash	113,644	146,447
Total investments and cash	9,008,870	8,992,797
Accrued investment income	81,083	86,129
Premiums receivable	753,150	800,211
Reinsurance receivables - unaffiliated	618,262	644,693
Reinsurance receivables - affiliated	1,675,538	1,698,454
Funds held by reinsureds	140,105	132,443
Deferred acquisition costs	208,657	234,719
Prepaid reinsurance premiums	442,350	433,271
Deferred tax asset	350,580	279,302
Federal income tax recoverable	45,044	88,330
Other assets	182,193	153,180
TOTAL ASSETS	$ 13,505,832	$ 13,543,529

LIABILITIES:
Reserve for losses and adjustment expenses	$ 7,525,389	$ 7,538,704
Unearned premium reserve	1,289,215	1,368,096
Funds held under reinsurance treaties	122,183	117,404
Losses in the course of payment	82,612	50,047
Commission reserves	47,120	47,953
Other net payable to reinsurers	335,777	374,929
8.75% Senior notes due 3/15/2010	199,718	199,685
5.4% Senior notes due 10/15/2014	249,699	249,689
6.6% Long term notes due 05/01/2067	399,640	399,639
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	16,817	11,217
Other liabilities	354,025	288,770
Total liabilities	10,952,092	10,976,030

Commitments and Contingencies (Note 5)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2008 and 2007)	-	-
Additional paid-in capital	311,489	310,206
Accumulated other comprehensive income, net of deferred income taxes of
$77.3 million at 2008 and $87.9 million at 2007	143,594	163,276
Retained earnings	2,098,657	2,094,017
Total stockholder's equity	2,553,740	2,567,499
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 13,505,832	$ 13,543,529

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007
	(unaudited)
REVENUES:
Premiums earned	$ 500,030	$ 569,838
Net investment income	87,977	95,934
Net realized capital (losses) gains	(101,900)	33,874
Other expense	(21,273)	(1,163)
Total revenues	464,834	698,483

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	309,705	326,015
Commission, brokerage, taxes and fees	109,891	113,975
Other underwriting expenses	32,273	24,747
Interest, fee and bond issue cost amortization expense	19,742	17,413
Total claims and expenses	471,611	482,150

(LOSS) INCOME BEFORE TAXES	(6,777)	216,333
Income tax (benefit) expense	(11,417)	57,015

NET INCOME	$ 4,640	$ 159,318
Other comprehensive loss, net of tax	(19,682)	(3,148)

COMPREHENSIVE (LOSS) INCOME	$ (15,042)	$ 156,170

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER'S EQUITY

	Three Months Ended
	March 31,
(Dollars in thousands, except share amounts)	2008	2007
	(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000
Balance, end of period	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$ 310,206	$ 300,764
Share-based compensation plans	1,283	609
Balance, end of period	311,489	301,373

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	163,276	332,578
Cumulative effect to adopt FAS No. 159, net of tax	-	(204,784)
Net decrease during the period	(19,682)	(3,148)
Balance, end of period	143,594	124,646

RETAINED EARNINGS:
Balance, beginning of period	2,094,017	1,585,042
Cumulative effect to adopt FAS No. 159, net of tax	-	204,784
Net income	4,640	159,318
Balance, end of period	2,098,657	1,949,144

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$ 2,553,740	$ 2,375,163

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 4,640	$ 159,318
Adjustments to reconcile net income to net cash provided by
operating activities:
Decrease in premiums receivable	47,299	29,495
(Increase) decrease in funds held by reinsureds, net	(2,440)	2,422
Decrease (increase) in reinsurance receivables	55,595	(59,250)
(Increase) decrease in deferred tax asset	(60,681)	16,486
Decrease in reserve for losses and loss adjustment expenses	(23,254)	(126,977)
Decrease in unearned premiums	(79,659)	(13,358)
Change in other assets and liabilities, net	48,006	69,627
Non-cash compensation expense	1,206	-
Amortization of bond premium	75	(80)
Amortization of underwriting discount on senior notes	43	39
Realized capital losses (gains)	101,900	(33,874)
Net cash provided by operating activities	92,730	43,848

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	169,407	164,883
Proceeds from fixed maturities sold - available for sale, at market value	14,711	5,125
Proceeds from equity securities sold - available for sale, at market value	-	166,059
Proceeds from equity securities sold - available for sale, at fair value	229,022	-
Distributions from other invested assets	10,175	19,799
Cost of fixed maturities acquired - available for sale, at market value	(433,074)	(42,026)
Cost of equity securities acquired - available for sale, at fair value	(40,958)	(129,459)
Cost of other invested assets acquired	(8,342)	(32,089)
Cost of other invested assets acquired, at fair market value	(100,837)	(200,080)
Net purchases of short-term securities	(32,717)	(74,781)
Net increase in unsettled securities transactions	48,662	17,960
Net cash used in investing activities	(143,951)	(104,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	77	609
Net cash provided by financing activities	77	609

EFFECT OF EXCHANGE RATE CHANGES ON CASH	18,341	774

Net decrease in cash	(32,803)	(59,378)
Cash, beginning of period	146,447	136,535
Cash, end of period	$ 113,644	$ 77,157

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
Income taxes paid, net	$ 4,822	$ 13,829
Interest paid	$ 13,887	$ 18,139

Non-cash financing transactions:
Non-cash tax benefit from share based compensation	$ 77	$ 609

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2008 and 2007

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

The unaudited consolidated financial statements of the Company for the three months ended March 31, 2008 and 2007 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2007, 2006 and 2005 included in the Company’s most recent Form 10-K filing.

2. New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“FAS”) No. 161 “Disclosures about Derivative: Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 requires entities to provide additional disclosures on derivative and hedging activities regarding their affect on financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As the Company provides significant disclosures, the impact of a January 1, 2009 adoption should be immaterial.

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

3. Fair Value

Effective January 1, 2007, the Company adopted and implemented FAS 159 for its actively managed equity securities and equity shares of its parent. In conjunction with the Company implementing a more active management strategy for these securities, FAS 159 provided guidance on accounting and presentation of these investments in the Company’s consolidated financial statements. Upon adoption of FAS 159, the Company recognized a $204.8 million cumulative-effect adjustment to retained earnings, net of $110.3 million of tax. The Company recorded $55.1 million in net realized capital losses and $2.3 million in net realized capital gains in the consolidated statements of operations and comprehensive income due to fair value re-measurement for the three months ended March 31, 2008, and 2007, respectively.

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Fixed maturities	$ 6,211,222	$ -	$ 6,177,130	$ 34,092
Equity securities, fair value	560,655	552,358	8,297	-
Equity securities, market value	9,897	-	9,897	-
Other invested assets, fair value	320,499	320,499	-	-

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2007	(Level 1)	(Level 2)	(Level 3)

Assets:
Fixed maturities	$ 5,998,157	$ -	$ 5,919,448	$ 78,709
Equity securities, fair value	815,372	801,611	13,761	-
Equity securities, market value	9,897	-	9,897	-
Other invested assets, fair value	253,791	253,791	-	-

The following table presents the fixed maturity investments for which fair value was measured under level 3 for the periods indicated:

	Fair Value
	Measurements Using:
	2008	2007
	Significant	Significant
	Unobservable	Unobservable
	Inputs	Inputs
(Dollars in thousands)	(Level 3)	(Level 3)
Assets:
Beginning balance at January 1	$ 78,709	$ 24,024
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(338)	34
Included in other comprehensive income	(937)	(78)
Purchases, issuances and settlements	(6,043)	(248)
Transfers in and/or (out) of Level 3	(37,299)	741
Ending balance at March 31	$ 34,092	$ 24,473

The amount of total losses for the period included in earnings (or changes in net assets)
attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$ (387)	$ -

The fixed maturities valued under level 3 were valued by investment brokers for which the Company believes reflects fair value, but was unable to verify that inputs to the valuation model were observable.

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

•

On April 26, 2007, Holdings completed a public offering of $400.0 million principal amount of 6.6% fixed to floating rate long term subordinated notes with a scheduled maturity date of May 15, 2037 and a final maturity date of May 1, 2067. The net proceeds from the offering were used to redeem all of the outstanding 7.85% junior subordinated debt securities on November 15, 2007 and for general corporate purposes.

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

The Company’s reserves include an estimate of the Company’s ultimate liability for asbestos and environmental (“A&E”) claims. As of March 31, 2008, approximately 12% of the Company’s gross reserves were an estimate of the Company’s ultimate liability for A&E claims. The Company’s A&E liabilities emanate from Mt. McKinley Insurance Company’s (“Mt. McKinley”), a direct subsidiary of the Company, direct insurance business and Everest Re’s assumed reinsurance business. All of the contracts of insurance and reinsurance under which the Company has received claims during the past three years, expired more than 20 years ago. There are significant uncertainties surrounding the Company’s reserves for its A&E losses.

The following table summarizes incurred losses with respect to A&E on both a gross and net of retrocessional basis for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007
Gross basis:
Beginning of period reserves	$ 922,843	$ 650,134
Incurred losses	-	-
Paid losses	(21,803)	(17,895)
End of period reserves	$ 901,040	$ 632,239

Net basis:
Beginning of period reserves	$ 537,549	$ 313,308
Incurred losses	-	-
Paid losses	(13,486)	(9,323)
End of period reserves	$ 524,063	$ 303,985

At March 31, 2008, the gross reserves for A&E losses were comprised of $154.0 million representing case reserves reported by ceding companies, $137.8 million representing additional case reserves established by the Company on assumed reinsurance claims, $171.4 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley and $437.8 million representing incurred but not reported (“IBNR”) reserves.

With respect to asbestos only, at March 31, 2008, the Company had gross asbestos loss reserves of $845.3 million, or 93.8%, of total A&E reserves, of which $575.4 million was for assumed business and $269.9 million was for direct business.

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

Due to the uncertainties, the ultimate losses attributable to A&E, and particularly asbestos, may be subject to more variability than are non-A&E reserves and such variation, depending on coverage under the Company’s various reinsurance arrangements, could have a material adverse effect on the Company’s future financial condition, results of operations and cash flows.

In 1993 and prior, the Company had a business arrangement with The Prudential Insurance Company of America (“The Prudential”) wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), was unable to make the annuity payments. At March 31, 2008, the estimated cost to replace all such annuities for which the Company was contingently liable was $151.2 million.

Prior to its 1995 initial public offering, the Company had purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. At March 31, 2008, the estimated cost to replace such annuities was $21.8 million.

6. Other Comprehensive Loss

The following table presents the components of other comprehensive loss for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007
Net unrealized depreciation of investments,
net of deferred income taxes	$ (25,648)	$ (2,936)
Currency translation adjustments, net of deferred income taxes	5,966	(212)
Other comprehensive loss, net of deferred income taxes	$ (19,682)	$ (3,148)

7. Letters of Credit

The Company has an arrangement available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments. The Citibank Holdings Credit Facility involves a syndicate of lenders (see Note 12), with Citibank acting as administrative agent. At March 31, 2008 and December 31, 2007, letters of credit for $17.2 million with a date of expiry of December 31, 2008 were issued and outstanding. The letters of credit collateralize reinsurance obligations of the Company’s non-U.S. operations.

8. Trust Agreements

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to a non-affiliated ceding company. At March 31, 2008, the total amount on deposit in the trust account was $21.0 million.

9. Senior Notes

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010.

Interest expense incurred in connection with these senior notes was $7.8 million for the three months ended March 31, 2008 and 2007, respectively. Market value, which is based on quoted market price at March 31, 2008 and December 31, 2007, was $248.9 million and $235.3 million, respectively, for the 5.40% senior notes and $211.7 million and $215.9 million, respectively, for the 8.75% senior notes.

10. Long Term Subordinated Notes

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

Holdings can redeem the long term subordinated notes prior to May 15, 2017, in whole but not in part at the applicable redemption price, which will equal the greater of (a) 100% of the principal amount being redeemed and (b) the present value of the principal payment on May 15, 2017 and scheduled payments of interest that would have accrued from the redemption date to May 15, 2017 on the long term subordinated notes being redeemed, discounted to the redemption date on a semi-annual basis at a discount rate equal to the treasury rate plus an applicable spread of either 0.25% or 0.50%, in each case plus accrued and unpaid interest. Holdings may redeem the long term subordinated notes on or after May 15, 2017, in whole or in part at 100% of the principal amount plus accrued and unpaid interest; however, redemption on or after the scheduled maturity date and prior to May 1, 2047 is subject to a replacement capital covenant. This covenant is for the benefit of certain senior note holders and it mandates that Holdings receive proceeds from the sale of another subordinated debt issue, of at least similar size, before it may redeem the subordinated notes.

Interest expense incurred in connection with these long term notes was $6.6 million for the three months ended March 31, 2008. Market value, which is based on quoted market price at March 31, 2008 and December 31, 2007, was $306.4 million and $349.8 million for the 6.6% long term subordinated notes.

11. Junior Subordinated Debt Securities Payable

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

Fair value, which is primarily based on quoted market price of the related trust preferred securities, at March 31, 2008 and December 31, 2007, was $266.7 million and $250.8 million, respectively, for the 6.20% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $5.1 million and $9.4 million for the three months ended March 31, 2008 and 2007, respectively.

Capital Trust II is a wholly owned finance subsidiary of Holdings. Capital Trust was dissolved upon the completion of the redemption of the trust preferred securities on November 15, 2007.

Holdings considers that the mechanisms and obligations relating to the trust preferred securities, taken together, constitute a full and unconditional guarantee by Holdings of Capital Trust II’s payment obligations with respect to the trust preferred securities.

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

There are certain regulatory and contractual restrictions on the ability of the Company’s operating subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The insurance laws of the State of Delaware, where the Company’s direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to the Company that exceed certain statutory thresholds. In addition, the terms of the Holdings Credit Facility (discussed in Note 12) require Everest Re, the Company’s principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year. At December 31, 2007, $2,595.1 million of the $3,248.5 million in net assets of the Company’s consolidated subsidiaries were subject to the foregoing regulatory restrictions.

12. Credit Line

Effective August 23, 2006, Holdings entered into a five year, $150.0 million senior revolving credit facility with a syndicate of lenders, referred to as the “Holdings Credit Facility”. Citibank N.A. is the administrative agent for the Holdings Credit Facility. The Holdings Credit Facility is used for liquidity and general corporate purposes. The Holdings Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either, (1) the Base Rate (as defined below) or (2) a periodic fixed rate equal to the Eurodollar Rate plus an applicable margin. The Base Rate means a fluctuating interest rate per annum in effect from time to time to be equal to the higher of (a) the rate of interest publicly announced by Citibank as its prime rate or (b) 0.5% per annum above the Federal Funds Rate, in each case plus the applicable margin. The amount of margin and the fees payable for the Holdings Credit Facility depends upon Holdings’ senior unsecured debt rating.

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005. As of March 31, 2008, Holdings was in compliance with all Holdings Credit Facility covenants.

At March 31, 2008 and December 31, 2007, there were outstanding letters of credit of $17.2 million under the Holdings Credit Facility.

Costs incurred in connection with the Holdings Credit Facility were $25,791 and $26,542 for the three months ended March 31, 2008 and 2007, respectively.

13. Segment Results

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

Underwriting results include earned premium less losses and loss adjustment expenses ("LAE") incurred, commission and brokerage expenses and other underwriting expenses. Underwriting results are measured using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by premiums earned.

The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007
Gross written premiums	$ 233,719	$ 354,352
Net written premiums	147,419	260,981

Premiums earned	$ 198,116	$ 263,185
Incurred losses and LAE	121,049	86,882
Commission and brokerage	52,740	54,647
Other underwriting expenses	8,773	6,491
Underwriting gain	$ 15,554	$ 115,165

U.S. Insurance	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007
Gross written premiums	$ 210,460	$ 217,373
Net written premiums	110,170	139,583

Premiums earned	$ 143,096	$ 140,565
Incurred losses and LAE	95,899	141,029
Commission and brokerage	20,748	21,173
Other underwriting expenses	14,342	12,365
Underwriting gain (loss)	$ 12,107	$ (34,002)

Specialty Underwriting	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007
Gross written premiums	$ 54,911	$ 54,681
Net written premiums	36,921	36,450

Premiums earned	$ 35,550	$ 38,614
Incurred losses and LAE	18,215	29,843
Commission and brokerage	9,977	9,304
Other underwriting expenses	2,411	1,589
Underwriting gain (loss)	$ 4,947	$ (2,122)

International	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007
Gross written premiums	$ 186,378	$ 173,344
Net written premiums	116,286	121,272

Premiums earned	$ 123,268	$ 127,474
Incurred losses and LAE	74,542	68,261
Commission and brokerage	26,426	28,851
Other underwriting expenses	5,054	3,718
Underwriting gain	$ 17,246	$ 26,644

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive loss for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007
Underwriting gain	$ 49,854	$ 105,685
Net investment income	87,977	95,934
Net realized capital (losses) gains	(101,900)	33,874
Corporate expense	(1,693)	(584)
Interest, fee and bond issue cost amortization expense	(19,742)	(17,413)
Other expense	(21,273)	(1,163)
(Loss) income before taxes	$ (6,777)	$ 216,333

The Company produces business in the U.S. and internationally. The net income deriving from and assets residing in the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. Based on written premium, other than the U.S., no other country represented more than 5% of the Company’s revenues.

14. Related-Party Transactions

During the normal course of business, the Company, through its affiliates, engages in reinsurance and brokerage and commission business transactions with companies controlled by or affiliated with its outside directors. Such transactions, individually and in the aggregate, are not material to the Company’s financial condition, results of operations and cash flows.

The Company engages in reinsurance transactions with Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”), affiliates, primarily driven by enterprise risk and capital management considerations, under which business is ceded at market rates and terms. These transactions include:

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

•

Effective January 1, 2003, Everest Re and Bermuda Re amended the whole account quota share, through which Everest Re previously ceded 20% of its business to Bermuda Re so that effective January 1, 2003 Everest Re ceded 25% to Bermuda Re of the net retained liability on all new and renewal policies underwritten during the term of this agreement. This amendment remained in effect through December 31, 2003.

•

Effective January 1, 2003, Everest Re entered into a whole account quota share with Bermuda Re, whereby Everest Re’s Canadian branch ceded to Bermuda Re 50% of its net retained liability on all new and renewal property business. This remained in effect through December 31, 2006.

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

•

Effective January 1, 2006, Everest Re, Bermuda Re and Everest International amended the whole account quota share so that for all new and renewal business recorded on or after January 1, 2006, Everest Re ceded 31.5% and 3.5% of its casualty business to Bermuda Re and Everest International, respectively, and Everest Re ceded 18.0% and 2.0% of its property business to Bermuda Re and Everest International, respectively. However, in no event shall the loss cessions to Bermuda Re and Everest International relating to any one occurrence on the property business exceed $125.0 million. The property portion of this amendment remained in effect through December 31, 2006. The casualty portion remained in effect through December 31, 2007.

•

Effective January 1, 2007, Everest Re and Bermuda Re amended the whole account quota share so that for all new and renewal business recorded on or after January 1, 2007, Everest Re cedes 60% of its Canadian branch property business to Bermuda Re.

•

Effective January 1, 2007, Everest Re, Bermuda Re and Everest International amended the whole account quota share so that for all new and renewal property business recorded on or after January 1, 2007, Everest Re cedes 22.5% and 2.5% to Bermuda Re and Everest International, respectively. However, in no event shall the loss cessions to Bermuda Re and Everest International relating to any one occurrence on the property business exceed $130.0 million. This amendment remained in effect through December 31, 2007.

•

Effective January 1, 2008, Everest Re, Bermuda Re and Everest International entered into a whole account quota share whereby, for all new and renewal casualty and property business recorded on or after January 1, 2008, Everest Re cedes 36.0% and 4.0% to Bermuda Re and Everest International, respectively. However, in no event shall the loss cessions to Bermuda Re and Everest International relating to any one catastrophe occurrence on the property business exceed $130.0 million or in the aggregate for each underwriting year for all property catastrophes exceed $275.0 million.

The following table summarizes the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, for the periods indicated:

Bermuda Re	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007
Ceded written premiums	$ 214,139	$ 194,050
Ceded earned premiums	205,958	190,942
Ceded losses and LAE (a)	96,401	102,292

Everest International	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007
Ceded written premiums	$ 22,184	$ 20,577
Ceded earned premiums	21,155	20,390
Ceded losses and LAE	10,547	10,870

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

Everest Re sold net assets of its UK branch to Bermuda Re and provided Bermuda Re with a reserve indemnity agreement allowing for indemnity payments of up to 90% of £25.0 million of the excess of 2002 and prior reserves, provided that any recognition of profit from the reserves for 2002 and prior underwriting years is taken into account. The limit available under this agreement was fully exhausted at December 31, 2004.

15. Income Taxes

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

The Company recognized accrued interest related to unrecognized tax benefits and penalties in income taxes. For the three months ended March 31, 2008, the Company accrued and recognized approximately $0.4 million in interest and penalties.

PART I - Item 2

EVEREST REINSURANCE HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

Industry Conditions.

The worldwide reinsurance and insurance businesses are highly competitive, as well as cyclical by product and market. As a result, financial results tend to fluctuate with periods of constrained availability, high rates and strong profits followed by periods of abundant capacity, low rates and constrained profitability. Competition in the types of reinsurance and insurance business that we underwrite is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer or insurer by A.M. Best Company and/or Standard & Poor’s Rating Services, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. Furthermore, the market impact from these competitive factors related to reinsurance and insurance is generally not consistent across lines of business, domestic and international geographical areas and distribution channels.

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

We continued to see increased competition during the first quarter of 2008 with generally lower rates, higher commissions and demands by cedants for improved terms and conditions. The extent of the increased competition and its effect on rates, terms and conditions varied widely by market and coverage but was most prevalent in the U.S. reinsurance markets. In addition to demanding lower rates and improved terms, ceding companies are retaining a greater portion of their business by reducing quota share percentages, purchasing excess of loss covers in lieu of quota shares and increasing retentions on excess of loss business. We have also experienced reduced quota share premiums, particularly on catastrophe coverages, due to increased purchases of common account covers by ceding companies, which reduces the premiums subject to the quota share contract. There was also increased competition in the U.S. insurance market, particularly in the workers’ compensation and contractor coverages; however, given the specialty nature of our business, we believe the impact on our business to be less pronounced than on the market generally.

Rate increases in the international markets have generally been lower than the in U.S. markets and we have been able to grow our business in the Middle East, Latin America and Asia due to our strong financial ratings, reputation and relationships. We are expanding our international reach by opening a new office in Brazil to capitalize the recently expanded opportunity for professional reinsurers market and on the economic growth expected from Brazil in the future. International results have also benefited from the weaker U.S. dollar since the foreign currencies convert to higher dollar amounts resulting in favorable year over year premium comparisons.

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

Overall, we believe that current marketplace conditions offer solid profit opportunities for us given our strong ratings, distribution system, reputation and expertise. We continue to employ our strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in our overall portfolio.

Financial Summary.

We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income, ratios and stockholder’s equity for the periods indicated:

	Three Months Ended		Percentage
	March 31,		Increase/
(Dollars in millions)	2008	2007	(Decrease)

Gross written premiums	$ 685.5	$ 799.8	-14.3%
Net written premiums	410.8	558.3	-26.4%

REVENUES:
Premiums earned	$ 500.0	$ 569.8	-12.3%
Net investment income	88.0	95.9	-8.3%
Net realized capital (losses) gains	(101.9)	33.9	NM
Other expense	(21.3)	(1.2)	NM
Total revenues	464.8	698.5	-33.5%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	309.7	326.0	-5.0%
Commission, brokerage, taxes and fees	109.9	114.0	-3.6%
Other underwriting expenses	32.3	24.7	30.4%
Interest, fee and bond issue cost amortization expense	19.7	17.4	13.4%
Total claims and expenses	471.6	482.2	-2.2%

(LOSS) INCOME BEFORE TAXES	(6.8)	216.3	-103.1%
Income tax (benefit) expense	(11.4)	57.0	-120.0%
NET INCOME	$ 4.6	$ 159.3	-97.1%

			Point
RATIOS:			Change
Loss ratio	61.9%	57.2%	4.7
Commission and brokerage ratio	22.0%	20.0%	2.0
Other underwriting expense ratio	6.5%	4.4%	2.1
Combined ratio	90.4%	81.6%	8.8

	At	At	Percentage
	March 31,	December 31,	Increase/
(Dollars in millions)	2008	2007	(Decrease)
Balance sheet data:
Total investments and cash	$ 9,008.9	$ 8,992.8	0.2%
Total assets	13,505.8	13,543.5	-0.3%
Reserve for losses and loss adjustment expenses	7,525.4	7,538.7	-0.2%
Total debt	1,179.0	1,178.9	0.0%
Total liabilities	10,952.1	10,976.0	-0.2%
Stockholder's equity	2,553.7	2,567.5	-0.5%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Revenues.

Premiums. Gross written premiums decreased by $114.3 million, or 14.3%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, reflecting a decline of $107.4 million in the worldwide reinsurance business and a $6.9 million decrease in the U.S. insurance business. The decrease in worldwide reinsurance is primarily attributable to the increasingly competitive conditions in both the property and casualty sectors of the market, especially in the U.S., and our intention to write only business that we expect to produce acceptable returns. Net written premiums decreased by $147.5 million, or 26.4%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily due to the decrease in gross written premiums as well as an increase of $33.2 million of ceded written premiums due primarily to an increase in the quota share with affiliates. Correspondingly, net premiums earned decreased by $69.8 million, or 12.3%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Net Investment Income. Net investment income decreased by 8.3% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily due to a loss from our limited partnership investments in the quarter, driven by those partnerships invested in public equity securities as compared to a gain in last year’s first quarter. All major equity indices declined in the quarter and these vehicles suffered declines as well. The increase in invested assets was principally driven by $92.7 million of operating cash flows, partially offset by the unrealized/realized depreciation in portfolio assets. The average pre-tax investment portfolio yield for the three months ended March 31, 2008 was 4.4% compared to 4.6% for the same period in 2007.

Net Realized Capital (Losses) Gains. Net realized capital losses were $101.9 million for the three months ended March 31, 2008 and net realized capital gains were $33.9 million for the three months ended March 31, 2007. The $135.8 million difference was primarily due to the change in fair value re-measurement on the equity security portfolio, period over period, reflecting the decline in worldwide equity markets.

Other Expense. For the three months ended March 31, 2008 and 2007, we recorded other expense of $21.3 million and $1.2 million, respectively. This fluctuation is primarily due to increased deferrals on retroactive reinsurance agreements with affiliates and foreign exchange.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses. The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended March 31,
	2008			2007			2008/2007 Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
All Segments
Attritional (a)	$ 291.9	$ 5.5	$ 297.3	$ 305.0	$ 16.6	$ 321.6	$ (13.1)	$ (11.1)	$ (24.3)
Catastrophes	4.8	7.6	12.4	4.2	0.2	4.4	0.6	7.4	8.0
A&E	-	-	-	-	-	-	-	-	-
Total segment	$ 296.7	$ 13.1	$ 309.7	$ 309.2	$ 16.8	$ 326.0	$ (12.5)	$ (3.7)	$ (16.3)
Loss ratio	59.3%	2.6%	61.9%	54.3%	2.9%	57.2%	5.0	(0.3)	4.7

(a) Attritional losses exclude catastrophe and A&E losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by $16.3 million, or 5.0%, for the three months ended March 31, 2008 compared to the same period in 2007, principally as a result of lower premium volume.

Commission, Brokerage, Taxes and Fees. Commission, brokerage and tax expenses decreased by $4.1 million, or 3.6%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The decrease in net earned premiums was the principal driver in this directly variable expense.

Other Underwriting Expenses. Other underwriting expenses for the three months ended March 31, 2008 increased by $7.6 million, or 30.4%, compared to the three months ended March 31, 2007, primarily due to higher general operating expenses. Included in other underwriting expenses were corporate expenses, which are expenses that are not allocated to segments, of $1.7 million and $0.6 million for the three months ended March 31, 2008 and 2007, respectively.

Interest Expense. Interest, fee and bond issue cost amortization expense was $19.7 million and $17.4 million for the three months ended March 31, 2008 and 2007, respectively. The increase was due to the issuance of $400.0 million principal amount of 6.6% fixed to floating rate long term subordinated notes in April 2007, partially offset by the November 15, 2007 early retirement of the $216.5 million of 7.85% junior subordinated debt securities.

Income Tax (Benefit) Expense. Income taxes were a benefit of $11.4 million for the three months ended March 31, 2008 compared to an income tax expense of $57.0 million for the three months ended March 31, 2007. The tax benefit was principally due to lower taxable income as a proportion of pre-tax net income resulting from the realization of net capital losses for the three months ended March 31, 2008 compared to net capital gains for the three months ended March 31, 2007. Our income tax (benefit) expense is primarily a function of the statutory tax rate, coupled with the impact from tax-preferenced investment income.

Net Income.

Net income was $4.6 million for the three months ended March 31, 2008 compared to $159.3 million for the three months ended March 31, 2007, primarily the result of net realized capital losses and the other changes in the various statement lines discussed above.

Ratios.

Our combined ratio increased by 8.8 points to 90.4% for the three months ended March 31, 2008 compared to 81.6% for the three months ended March 31, 2007, principally driven by a 4.7 point increase in the loss ratio due to an increase in prior years' loss development, a 2.1 point increase in the other underwriting expense ratio and a 2.0 point increase in the commission and brokerage ratio, which increases as competition increases.

Stockholder's Equity.

Stockholder's equity decreased by $13.8 million to $2,553.7 million for the three months ended March 31, 2008 from $2,567.5 million for the three months ended March 31, 2007, principally as a result of unrealized depreciation on our investments.

Consolidated Investment Results

Net Investment Income.

Net investment income decreased 8.3% to $88.0 million for the three months ended March 31, 2008 from $95.9 million for the three months ended March 31, 2007, primarily due to a loss from our limited partnership investments in the quarter, driven by those partnerships invested in public equity securities as compared to a gain in last year’s first quarter. All major equity indices declined in the quarter and these vehicles suffered declines as well. The declines were partially offset by slight increases in net investment income on short-term investments.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in millions)	2008	2007
Fixed maturities	$ 74.1	$ 75.1
Equity securities	1.7	2.9
Short-term investments and cash	12.9	9.6
Limited partnerships	(1.6)	8.3
Other	2.7	1.7
Total gross investment income	89.8	97.6
Interest credited and other expense	(1.8)	(1.7)
Total net investment income	$ 88.0	$ 95.9

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	March 31,	December 31,
	2008	2007

Imbedded pre-tax yield of cash and invested assets	4.4%	4.6%
Imbedded after-tax yield of cash and invested assets	3.4%	3.6%

	Three Months Ended
	March 31,
	2008	2007

Annualized pre-tax yield on average cash and invested assets	4.1%	4.6%
Annualized after-tax yield on average cash and invested assets	3.2%	3.6%

Net Realized Capital (Losses) Gains.

The following table presents the composition of our net realized capital (losses) gains for the periods indicated:

	Three Months Ended
	March 31,		2008/2007
(Dollars in millions)	2008	2007	Variance	% Change
(Losses) gains from sales:
Fixed maturities
Gains	$ 0.9	$ 0.6	$ 0.3	40.6%
Losses	(2.0)	-	(2.0)	NM
Total	(1.1)	0.6	(1.7)	NM

Equity securities, fair value
Gains	2.1	31.0	(28.9)	-93.2%
Losses	(13.7)	-	(13.7)	NM
Total	(11.6)	31.0	(42.6)	-137.4%

Total net realized (losses) gains from sales
Gains	3.0	31.6	(28.6)	-90.5%
Losses	(15.7)	-	(15.7)	NM
Total	(12.7)	31.6	(44.3)	-140.2%

(Losses) gains from fair value adjustments:
Equity securities, fair value	(55.1)	0.5	(55.6)	NM
Other invested assets, fair value	(34.1)	1.8	(35.9)	NM
Total	(89.2)	2.3	(91.5)	NM

Total net realized (losses) gains	$ (101.9)	$ 33.9	$ (135.8)	NM

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

For the three months ended March 31, 2008 and 2007, we recorded $89.2 million of net realized capital losses and $2.3 million of net realized capital gains, respectively, on our equity securities and other invested assets at fair value due to fair value re-measurements.

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

Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. We measure our underwriting results using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by earned premiums.

Our loss and LAE reserves represent our best estimate of our ultimate liability for unpaid claims. We re-evaluate our estimates on an ongoing basis, including all prior period reserves, taking into consideration all available information and, in particular, recently reported loss claim experience and trends related to prior periods. Such re-evaluations are recorded in incurred losses in the period in which the re-evaluation is made.

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.

The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2008	2007	Variance	% Change
Gross written premiums	$ 233.7	$ 354.4	$ (120.7)	-34.1%
Net written premiums	147.4	261.0	(113.6)	-43.5%

Premiums earned	$ 198.1	$ 263.2	$ (65.1)	-24.7%
Incurred losses and LAE	121.0	86.9	34.1	39.2%
Commission and brokerage	52.7	54.6	(1.9)	-3.5%
Other underwriting expenses	8.8	6.5	2.3	35.4%
Underwriting gain	$ 15.6	$ 115.2	$ (99.6)	-86.5%

				Point Chg
Loss ratio	61.1%	33.0%		28.1
Commission and brokerage ratio	26.6%	20.7%		5.9
Other underwriting expense ratio	4.4%	2.5%		1.9
Combined ratio	92.1%	56.2%		35.9

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 34.1% to $233.7 million for the three months ended March 31, 2008 from $354.4 million for the three months ended March 31, 2007, primarily due to a $65.5 million (32.3%) decrease in treaty property volume, a $32.9 million (32.2%) decrease in treaty casualty volume and a $22.2 million (45.0%) decrease in facultative volume. Property premiums were lower due to ceding companies increasing their retentions, lower premiums due to competition and lower quota share premiums as purchases of common account covers by certain ceding companies increased, thus reducing premiums subject to cessions under quota share contracts. The treaty casualty market remains highly competitive with lower rates, demands for higher ceding commissions, relaxed terms and ceding companies retaining a greater proportion of their gross premiums. Net written premiums decreased by 43.5% to $147.4 million for the three months ended March 31, 2008 compared to $261.0 million for the three months ended March 31, 2007, primarily due to the decrease in gross written premiums and the increase in cessions due to changes in the quota share agreements. Net premiums earned decreased by 24.7% to $198.1 million for the three months ended March 31, 2008 compared to $263.2 million for the three months ended March 31, 2007 primarily due to the decrease in gross written premium. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
	2008			2007			2008/2007 Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred

Attritional	$ 112.5	$ 4.4	$ 116.9	$ 114.0	$ (19.5)	$ 94.5	$ (1.5)	$ 23.9	$ 22.4
Catastrophes	-	4.1	4.1	-	(7.6)	(7.6)	-	11.7	11.7
A&E	-	-	-	-	-	-	-	-	-
Total segment	$ 112.5	$ 8.6	$ 121.0	$ 114.0	$ (27.1)	$ 86.9	$ (1.5)	$ 35.7	$ 34.1
Loss ratio	56.8%	4.3%	61.1%	43.3%	-10.3%	33.0%	13.5	14.6	28.1
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 39.2% to $121.0 million for the three months ended March 31, 2008 from $86.9 million for the three months ended March 31, 2007. Incurred losses were 28.1 points higher for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The contributors were 9.6 points of prior years’ attritional reserve development, period over period, primarily due to reserve strengthening of facultative reinsurance and less favorable development on treaty property and strengthening of prior years’ catastrophe reserves, which added 5.0 points due to the 2005 hurricanes.

Segment Expenses. Commission and brokerage expenses decreased by 3.5% to $52.7 million for the three months ended March 31, 2008 from $54.6 million for the three months ended March 31, 2007. This decrease was not in line with the decrease in net written premiums because as competition increases, ceding companies are increasing commissions.  Furthermore, ceding companies are retaining more business net or purchasing common account covers, which reduces premium ceded under quota share contracts without a corresponding decrease in commissions. Segment other underwriting expenses for the three months ended March 31, 2008 increased to $8.8 million from $6.5 million for the three months ended March 31, 2007, principally due to the allocation of certain corporate charges to segments starting in the fourth quarter of 2007, which had been previously retained in corporate expenses.

U.S. Insurance.

The following table presents the underwriting results and ratios for the U.S. Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2008	2007	Variance	% Change
Gross written premiums	$ 210.5	$ 217.4	$ (6.9)	-3.2%
Net written premiums	110.2	139.6	(29.4)	-21.1%

Premiums earned	$ 143.1	$ 140.6	$ 2.5	1.8%
Incurred losses and LAE	95.9	141.0	(45.1)	-32.0%
Commission and brokerage	20.7	21.2	(0.5)	-2.4%
Other underwriting expenses	14.3	12.4	1.9	15.3%
Underwriting gain (loss)	$ 12.1	$ (34.0)	$ 46.1	135.6%

				Point Chg
Loss ratio	67.0%	100.3%		(33.3)
Commission and brokerage ratio	14.5%	15.1%		(0.6)
Other underwriting expense ratio	10.0%	8.8%		1.2
Combined ratio	91.5%	124.2%		(32.7)

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 3.2% to $210.5 million for the three months ended March 31, 2008 from $217.4 million for the three months ended March 31, 2007. No single program accounts for a substantial portion of the change, although, in general, workers' compensation and contractors’ liability premiums continue to decline due to increased competition. Net written premiums decreased by 21.1% to $110.2 million for the three months ended March 31, 2008 compared to $139.6 million for the three months ended March 31, 2007, primarily as a result of our increased quota share cessions to affiliates. Net premiums earned increased 1.8% to $143.1 million for the three months ended March 31, 2008 from $140.6 million for the three months ended March 31, 2007. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Insurance segment for the periods indicated.

	Three Months Ended March 31,
	2008			2007			2008/2007 Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred

Attritional	$ 89.4	$ 6.5	$ 95.9	$ 97.4	$ 43.7	$ 141.1	$ (8.0)	$ (37.2)	$ (45.2)
Catastrophes	-	-	-	-	(0.1)	(0.1)	-	0.1	0.1
Total segment	$ 89.4	$ 6.5	$ 95.9	$ 97.4	$ 43.6	$ 141.0	$ (8.0)	$ (37.1)	$ (45.1)
Loss ratio	62.5%	4.5%	67.0%	69.3%	31.0%	100.3%	(6.8)	(26.5)	(33.3)
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 32.0% to $95.9 million for the three months ended March 31, 2008 from $141.0 million for the three months ended March 31, 2007, as the segment loss ratio decreased by 33.3 points to 67.0%. The decrease is principally due to the decrease, 26.5 points, in prior years' reserve development in 2008 compared to 2007. We strengthened reserves for an auto loan credit insurance program by $59.9 million in the first quarter of 2007. During the first quarter of 2008, we experienced a modest amount of unfavorable development, in the aggregate.

Segment Expenses. Commission and brokerage expenses decreased by 2.4% to $20.7 million for the three months ended March 31, 2008 from $21.2 million for the three months ended March 31, 2007. Segment other underwriting expenses for the three months ended March 31, 2008 increased to $14.3 million as compared to $12.4 million for the three months ended March 31, 2007, primarily due to increased compensation costs associated with increased staff and the allocation of certain corporate charges to segments starting in the fourth quarter of 2007, which had been previously retained in corporate expenses.

Specialty Underwriting.

The following table presents the underwriting results and ratios for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2008	2007	Variance	% Change
Gross written premiums	$ 54.9	$ 54.7	$ 0.2	0.4%
Net written premiums	36.9	36.5	0.4	1.1%

Premiums earned	$ 35.6	$ 38.6	$ (3.0)	-7.8%
Incurred losses and LAE	18.2	29.8	(11.6)	-38.9%
Commission and brokerage	10.0	9.3	0.7	7.5%
Other underwriting expenses	2.4	1.6	0.8	50.0%
Underwriting gain (loss)	$ 4.9	$ (2.1)	$ 7.1	NM

				Point Chg
Loss ratio	51.2%	77.3%		(26.1)
Commission and brokerage ratio	28.1%	24.1%		4.0
Other underwriting expense ratio	6.8%	4.1%		2.7
Combined ratio	86.1%	105.5%		(19.4)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 0.4% to $54.9 million for the three months ended March 31, 2008 from $54.7 million for the three months ended March 31, 2007. Gross written premiums remained relatively flat although marine was up slightly and aviation, where market premiums continue to appear to be inadequate in the aggregate, was down. Surety and A&H premiums were little changed from last year. Net written premiums increased by 1.1% to $36.9 million for the three months ended March 31, 2008 compared to $36.5 million for the three months ended March 31, 2007. Net premiums earned decreased by 7.8% to $35.6 million for the three months ended March 31, 2008 compared to $38.6 million for the same period in 2007. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended March 31,
	2008			2007			2008/2007 Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred

Attritional	$ 19.8	$ (3.0)	$ 16.8	$ 23.2	$ -	$ 23.2	$ (3.4)	$ (3.0)	$ (6.4)
Catastrophes	-	1.4	1.4	-	6.6	6.6	-	(5.2)	(5.2)
Total segment	$ 19.8	$ (1.6)	$ 18.2	$ 23.2	$ 6.6	$ 29.8	$ (3.4)	$ (8.2)	$ (11.6)
Loss ratio	55.8%	-4.6%	51.2%	60.2%	17.1%	77.3%	(4.4)	(21.7)	(26.1)
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased 38.9% to $18.2 million for the three months ended March 31, 2008 compared to $29.8 million for the three months ended March 31, 2007. Overall, the loss ratio was lower by 26.1 points compared to the first quarter of 2007. The loss ratio for the current accident year was 55.8% during the first quarter of 2008, lower by 4.4 points. During the first quarter of 2008, Specialty experienced net favorable development of 4.6 points compared to unfavorable development of 17.1 points in last year’s first quarter, a favorable swing of 21.7 points. The unfavorable catastrophe loss development in both quarters relates primarily to Hurricane Katrina in 2005.

Segment Expenses. Commission and brokerage increased by 7.5% to $10.0 million for the three months ended March 31, 2008 from $9.3 million for the three months ended March 31, 2007 as the increase in competition impacted the commission costs slightly. Segment other underwriting expenses increased by 50.0% to $2.4 million for the three months ended March 31, 2008 from $1.6 million for the same period in 2007, primarily due to the allocation of certain corporate charges to segments, which had been previously retained in corporate expenses.

International.

The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2008	2007	Variance	% Change
Gross written premiums	$ 186.4	$ 173.3	$ 13.1	7.6%
Net written premiums	116.3	121.3	(5.0)	-4.1%

Premiums earned	$ 123.3	$ 127.5	$ (4.2)	-3.3%
Incurred losses and LAE	74.5	68.3	6.2	9.1%
Commission and brokerage	26.4	28.9	(2.5)	-8.7%
Other underwriting expenses	5.1	3.7	1.4	37.8%
Underwriting gain	$ 17.2	$ 26.6	$ (9.4)	-35.3%

				Point Chg
Loss ratio	60.5%	53.5%		7.0
Commission and brokerage ratio	21.4%	22.7%		(1.3)
Other underwriting expense ratio	4.1%	2.9%		1.2
Combined ratio	86.0%	79.1%		6.9

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 7.6% to $186.4 million for the three months ended March 31, 2008 from $173.3 million for the three months ended March 31, 2007. Approximately 6.7% of this increase was due to currency movement. We wrote new business and experienced growth in local currency terms, particularly in the Middle East and Latin America. This growth was partially offset by a decline in business written through the Asian branch, principally due to seasonal factors. Net written premiums decreased by 4.1% to $116.3 million for the three months ended March 31, 2008 compared to $121.3 million for the three months ended March 31, 2007, primarily as a result of an increase in quota share cessions to affiliates Net premiums earned decreased by 3.3% to $123.3 million for the three months ended March 31, 2008 compared to $127.5 million for the same period in 2007, principally as a result of the decrease in net written premiums. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended March 31,
	2008			2007			2008/2007 Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred

Attritional	$ 70.1	$ (2.4)	$ 67.7	$ 70.3	$ (7.6)	$ 62.7	$ (0.2)	$ 5.2	$ 5.0
Catastrophes	4.8	2.1	6.9	4.2	1.3	5.5	0.6	0.8	1.4
Total segment	$ 74.9	$ (0.4)	$ 74.5	$ 74.5	$ (6.3)	$ 68.3	$ 0.4	$ 5.9	$ 6.2
Loss ratio	60.8%	-0.3%	60.5%	58.5%	-4.9%	53.5%	2.3	4.6	7.0
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 9.1% to $74.5 million for the three months ended March 31, 2008 compared to $68.3 million for the same period in 2007. The segment loss ratio increased by 7.0 points, principally due to the relative absence of development in this year’s first quarter compared to 4.9 points of favorable development during the first quarter of 2007.

Segment Expenses. Commission and brokerage expense decreased by 8.7% to $26.4 million for the three months ended March 31, 2008 from $28.9 million for the three months ended March 31, 2007, which was partially due to the decrease in premiums earned. Segment other underwriting expenses for the three months ended March 31, 2008 increased to $5.1 million compared to $3.7 million for the three months ended March 31, 2007, primarily due to the allocation of certain corporate charges to segments, which had been previously retained in corporate expenses.

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

Our overall investment strategy considers the scope of present and anticipated Company operations. In particular, we use estimates of the financial impact from non-investment asset and liability transactions, together with our capital structure and other factors, are used to develop a net liability analysis. This analysis includes estimated payouts for which our investments provide liquidity. This analysis is considered in the development of specific investment strategies for asset allocation, duration and credit quality. The change in overall market sensitive risk exposure principally reflects the asset changes that took place during the period.

Interest Rate Risk. Our $9.0 billion investment portfolio at March 31, 2008 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and equity securities which are subject to price fluctuations and some foreign exchange rate risk. The impact of the foreign exchange risks on the investment portfolio is largely mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $662.3 million of mortgage-backed securities in the $6,211.2 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $1,360.9 million of short-term investments) as of March 31, 2008 based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At March 31, 2008
(Dollars in millions)	-200	-100	0	100	200
Total Market Value	$ 8,320.1	$ 7,968.5	$ 7,572.1	$ 7,135.8	$ 6,722.1
Market Value Change from Base (%)	9.9%	5.2%	0.0%	-5.8%	-11.2%
Change in Unrealized Appreciation
After-tax from Base ($)	$ 486.2	$ 257.6	$ -	$ (283.6)	$ (552.5)

We had $7,525.4 million and $7,538.7 million of gross reserves for losses and LAE as of March 31, 2008 and December 31, 2007, respectively. These amounts are recorded at their nominal value as opposed to present value, which would be lower to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our fixed income portfolio has an expected duration that is reasonably consistent with our loss and loss reserve obligations.

Equity Risk. Equity risk is the potential change in fair and/or market value of the common stock and preferred stock portfolios arising from changing equity prices. Our equity investments consist of a diversified portfolio of individual securities and exchange traded and mutual funds, which invest principally in high quality common and preferred stocks that are traded on major exchanges. The primary objective of the equity portfolio is to obtain greater total return relative to bonds over time through market appreciation and dividend income.

The table below displays the impact on the fair value and the after-tax change in fair value of a 10% and 20% change in equity prices up and down for the period indicated. All amounts are in U.S. dollars and are presented in millions.

	Impact of Percentage Change in Equity Values
	At March 31, 2008
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair Value of the Equity Portfolio	$ 456.4	$ 513.5	$ 570.6	$ 627.6	$ 684.7
After-tax Change in Fair Value	$ (72.9)	$ (36.4)	$ -	$ 36.4	$ 72.9

Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for our foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52 “Foreign Currency Translation”, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of March 31, 2008 there has been no material change in exposure to foreign exchange rates as compared to December 31, 2007.

SAFE HARBOR DISCLOSURE

This report contains forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward looking-statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding our reserves for losses and LAE, the adequacy of our provision for uncollectible balances, estimates of our catastrophe exposure, the effects of catastrophic events on our financial statements and the ability of our subsidiaries to pay dividends. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause our actual events or results to be materially different from our expectations include the uncertainties that surround the estimating of reserves for losses and LAE, those discussed in Note 6 of Notes to Consolidated Financial Statements (unaudited) included in this report and the risks described under the caption “Risk Factors” in our most recently filed Annual Report on Form 10-K, Part I, Item 1A. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Dated: May 15, 2008