Form 10-Q/A
period 2008-03-31
EVEREST REINSURANCE HOLDINGS INC
filed 2008-07-31
CIK 914748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q/A

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

EVEREST REINSURANCE HOLDINGS, INC.

Index To Form 10-Q/A

PART I

FINANCIAL INFORMATION
		Page

Explanatory Note		1

Item 4.	Controls and Procedures	1

PART II

OTHER INFORMATION

Item 6.	Exhibits	2

Amendment No. 1 to the Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2008

EXPLANATORY NOTE

Everest Reinsurance Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, which was originally filed on May 15, 2008 (the “Original Filing”), to amend Part I, Item 4 of the Original Filing.

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

PART I - ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on their evaluation and solely because of our failure to file the required Management’s Annual Report on Internal Control over Financial Reporting in our Annual Report on Form 10-K when it was filed on March 31, 2008, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. We remedied this failure by amending our Annual Report on Form 10-K to provide the required report of management.

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

Changes in Internal Control over Financial Reporting.

As required by Rule 13a-15(d) under the Exchange Act, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

Dated: July 31, 2008