Form 10-Q
period 2008-06-30
EVEREST REINSURANCE HOLDINGS INC
filed 2008-08-14
CIK 914748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2008			Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC. (Exact name of registrant as specified in its charter)
Delaware			22-3263609
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

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

Large Accelerated Filer			Accelerated Filer

Non-accelerated filer		X	Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

YES			NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at August 1, 2008
Common Stock, $.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Index To Form 10-Q
		Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2008 (unaudited) and December 31, 2007	1

	Consolidated Statements of Operations and Comprehensive (Loss) Income
	for the three and six months ended June 30, 2008 and 2007 (unaudited)	2

	Consolidated Statements of Changes in Stockholder’s Equity for the
	three and six months ended June 30, 2008 and 2007 (unaudited)	3

	Consolidated Statements of Cash Flows for the three and six months
	ended June 30, 2008 and 2007 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	39

Item 6.	Exhibits	39

PART I

ITEM 1. FINANCIAL STATEMENTS

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except par value per share)	2008	2007
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$ 6,783,466	$ 5,998,157
(amortized cost: 2008, $6,735,025; 2007, $5,830,676)
Equity securities - available for sale, at market value (cost: 2008, $9,897; 2007, $9,897)	9,897	9,897
Equity securities - available for sale, at fair value	551,592	815,372
Short-term investments	436,689	1,327,391
Other invested assets (cost: 2008, $463,440; 2007, $439,285)	465,007	441,742
Other invested assets, at fair value	307,529	253,791
Cash	103,901	146,447
Total investments and cash	8,658,081	8,992,797
Accrued investment income	88,200	86,129
Premiums receivable	750,737	800,211
Reinsurance receivables - unaffiliated	630,908	644,693
Reinsurance receivables - affiliated	1,785,392	1,698,454
Funds held by reinsureds	143,622	132,443
Deferred acquisition costs	204,037	234,719
Prepaid reinsurance premiums	425,021	433,271
Deferred tax asset	412,840	279,302
Federal income tax recoverable	66,017	88,330
Other assets	243,901	153,180
TOTAL ASSETS	$ 13,408,756	$ 13,543,529

LIABILITIES:
Reserve for losses and adjustment expenses	$ 7,491,141	$ 7,538,704
Unearned premium reserve	1,224,880	1,368,096
Funds held under reinsurance treaties	127,112	117,404
Losses in the course of payment	51,723	50,047
Commission reserves	44,802	47,953
Other net payable to reinsurers	417,369	374,929
8.75% Senior notes due 3/15/2010	199,751	199,685
5.4% Senior notes due 10/15/2014	249,708	249,689
6.6% Long term notes due 05/01/2067	399,641	399,639
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	11,217	11,217
Other liabilities	350,823	288,770
Total liabilities	10,898,064	10,976,030

Commitments and Contingencies (Note 5)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2008 and 2007)	-	-
Additional paid-in capital	312,924	310,206
Accumulated other comprehensive income, net of deferred income taxes of
$46.0 million at 2008 and $87.9 million at 2007	85,459	163,276
Retained earnings	2,112,309	2,094,017
Total stockholder's equity	2,510,692	2,567,499
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 13,408,756	$ 13,543,529

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$ 471,414	$ 565,426	$ 971,444	$ 1,135,264
Net investment income	106,981	106,852	194,958	202,786
Net realized capital (losses) gains	(50,795)	89,585	(152,695)	123,459
Other expense	(2,717)	(13,277)	(23,990)	(14,440)
Total revenues	524,883	748,586	989,717	1,447,069

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	359,112	315,332	668,817	641,347
Commission, brokerage, taxes and fees	111,563	121,927	221,454	235,902
Other underwriting expenses	30,752	27,114	63,025	51,861
Interest, fee and bond issue cost amortization expense	19,746	24,192	39,488	41,605
Total claims and expenses	521,173	488,565	992,784	970,715

INCOME (LOSS) BEFORE TAXES	3,710	260,021	(3,067)	476,354
Income tax (benefit) expense	(9,942)	74,830	(21,359)	131,845

NET INCOME	$ 13,652	$ 185,191	$ 18,292	$ 344,509

Other comprehensive loss, net of tax	(58,135)	(47,086)	(77,817)	(50,234)

COMPREHENSIVE (LOSS) INCOME	$ (44,483)	$ 138,105	$ (59,525)	$ 294,275

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER'S EQUITY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share amounts)	2008	2007	2008	2007
	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$ 311,489	$ 301,373	$ 310,206	$ 300,764
Share-based compensation plans	1,435	3,212	2,718	3,821
Balance, end of period	312,924	304,585	312,924	304,585

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	143,594	124,646	163,276	332,578
Cumulative effect to adopt FAS No. 159, net of tax	-	-	-	(204,784)
Net decrease during the period	(58,135)	(47,086)	(77,817)	(50,234)
Balance, end of period	85,459	77,560	85,459	77,560

RETAINED EARNINGS:
Balance, beginning of period	2,098,657	1,949,144	2,094,017	1,585,042
Cumulative effect to adopt FAS No. 159, net of tax	-	-	-	204,784
Net income	13,652	185,191	18,292	344,509
Balance, end of period	2,112,309	2,134,335	2,112,309	2,134,335

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$ 2,510,692	$ 2,516,480	$ 2,510,692	$ 2,516,480

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 13,652	$ 185,191	$ 18,292	$ 344,509
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in premiums receivable	2,038	21,997	49,337	51,492
Decrease (increase) in funds held by reinsureds, net	1,424	13,805	(1,016)	16,227
Increase in reinsurance receivables	(126,206)	(28,528)	(70,611)	(87,778)
(Increase) decrease in deferred tax asset	(30,956)	5,642	(91,637)	22,128
Decrease in reserve for losses and loss adjustment expenses	(17,046)	(32,438)	(40,300)	(159,415)
Decrease in unearned premiums	(62,346)	(93,203)	(142,005)	(106,561)
Change in other assets and liabilities, net	3,832	(31,938)	51,838	37,689
Non-cash compensation expense	1,427	-	2,633	-
Amortization of bond premium/(accrual of bond discount)	2,593	(1,935)	2,668	(2,015)
Amortization of underwriting discount on senior notes	45	41	88	80
Net realized capital losses (gains)	50,795	(89,585)	152,695	(123,459)
Net cash used in operating activities	(160,748)	(50,951)	(68,018)	(7,103)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	94,255	182,237	263,662	347,120
Proceeds from fixed maturities sold - available for sale, at market value	71,435	6,822	86,146	11,947
Proceeds from equity securities sold - available for sale, at market value	-	506,501	-	672,560
Proceeds from equity securities sold - available for sale, at fair value	33	-	229,055	-
Distributions from other invested assets	1,036	3,933	11,211	23,732
Cost of fixed maturities acquired - available for sale, at market value	(846,454)	(91,092)	(1,279,528)	(133,118)
Cost of equity securities acquired - available for sale, at fair value	(6)	(102,453)	(40,964)	(231,912)
Cost of other invested assets acquired	(11,762)	(58,404)	(20,104)	(90,493)
Cost of other invested assets acquired, at fair value	(24,901)	-	(125,738)	(200,080)
Net change in short-term securities	918,172	(747,504)	885,455	(822,285)
Net change in unsettled securities transactions	(54,372)	(22,450)	(5,710)	(4,490)
Net cash provided by (used in) investing activities	147,436	(322,410)	3,485	(427,019)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	8	3,212	85	3,821
Net proceeds from issuance of long term notes	-	395,637	-	395,637
Net cash provided by financing activities	8	398,849	85	399,458

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,561	(7,325)	21,902	(6,551)

Net (decrease) increase in cash	(9,743)	18,163	(42,546)	(41,215)
Cash, beginning of period	113,644	77,157	146,447	136,535
Cash, end of period	$ 103,901	$ 95,320	$ 103,901	$ 95,320

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
Income taxes paid, net	$ 53,523	$ 120,955	$ 58,345	$ 134,784
Interest paid	$ 25,087	$ 16,138	$ 38,974	$ 34,277

Non-cash financing transactions:
Non-cash tax benefit from share-based compensation	$ 8	$ 3,212	$ 85	$ 3,821

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2008 and 2007

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

The unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2008 and 2007 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2007, 2006 and 2005 included in the Company’s most recent Form 10-K filing.

2. New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“FAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment to FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted FAS 159 as of January 1, 2007.

In March 2008, the FASB issued FAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 requires entities to provide additional disclosures on derivative and hedging activities regarding their affect on financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The impact of a January 1, 2009 adoption should be immaterial.

3. Fair Value

Effective January 1, 2007, the Company adopted and implemented FAS 159 for its actively managed equity securities and equity shares of its parent. In conjunction with the Company implementing a more active management strategy for these securities, FAS 159 provided guidance on accounting and presentation of these investments in the Company’s consolidated financial statements. Upon adoption of FAS 159, the Company recognized a $204.8 million cumulative-effect adjustment to retained earnings, net of $110.3 million of tax. The Company records fair value re-measurement as net realized capital gains or losses in the consolidated statements of operations and comprehensive income. The Company recorded $46.9 million and $136.1 million in net realized capital losses due to fair value re-measurement on the equity securities and other invested assets at fair value for the three and six months ended June 30, 2008, respectively. The Company recorded $96.2 million and $129.0 million in net realized capital gains due to fair value re-measurement on the equity securities and other invested assets at fair value for the three and six months ended June 30, 2007, respectively.

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities	$ 6,783,466	$ -	$ 6,766,334	$ 17,132
Equity securities, fair value	551,592	543,669	7,923	-
Equity securities, market value	9,897	-	9,897	-
Other invested assets, fair value	307,529	307,529	-	-

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2007	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities	$ 5,998,157	$ -	$ 5,919,448	$ 78,709
Equity securities, fair value	815,372	801,611	13,761	-
Equity securities, market value	9,897	-	9,897	-
Other invested assets, fair value	253,791	253,791	-	-

The following table presents the fixed maturity investments for which fair value was measured under level 3 for the periods indicated:

	Fair Value
	Measurements Using:
	2008	2007
	Significant	Significant
	Unobservable	Unobservable
	Inputs	Inputs
(Dollars in thousands)	(Level 3)	(Level 3)
Assets:
Beginning balance at January 1	$ 78,709	$ 24,024
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(2,314)	55
Included in other comprehensive income	(588)	(379)
Purchases, issuances and settlements	(5,204)	(342)
Transfers in and/or (out) of Level 3	(53,471)	(2,107)
Ending balance at June 30	$ 17,132	$ 21,251

The amount of total losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains (losses) relating to assets still held at the reporting date	$ (4,061)	$ -

The fixed maturities valued under level 3 were valued by investment brokers for which the Company believes reflects fair value, but was unable to verify that inputs to the valuation model were observable.

4. Capital Transactions

On December 1, 2005, Group and Holdings filed a shelf registration statement on Form S-3ASR with the Securities and Exchange Commission (“SEC”), as a Well Known Seasoned Issuer. This shelf registration statement was used by Group to register common shares, preferred shares, debt securities, warrants, share purchase contracts and share purchase units; by Holdings to register debt securities and by Everest Re Capital Trust III (“Capital Trust III”) to register trust preferred securities.

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

The Company’s reserves include an estimate of the Company’s ultimate liability for asbestos and environmental (“A&E”) claims. As of June 30, 2008, approximately 12% of the Company’s gross reserves were an estimate of the Company’s ultimate liability for A&E claims. The Company’s A&E liabilities emanate from Mt. McKinley Insurance Company’s (“Mt. McKinley”), a direct subsidiary of the Company, direct insurance business and Everest Re’s assumed reinsurance business. All of the contracts of insurance and reinsurance under which the Company has received claims during the past three years, expired more than 20 years ago. There are significant uncertainties surrounding the Company’s reserves for its A&E losses.

The following table summarizes incurred losses with respect to A&E on both a gross and net of retrocessional basis for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Gross basis:
Beginning of period reserves	$ 901,040	$ 632,239	$ 922,843	$ 650,134
Incurred losses	-	40,000	-	40,000
Paid losses	(30,042)	(34,351)	(51,845)	(52,246)
End of period reserves	$ 870,998	$ 637,888	$ 870,998	$ 637,888

Net basis:
Beginning of period reserves	$ 524,063	$ 303,985	$ 537,549	$ 313,308
Incurred losses	-	16,475	-	16,475
Paid losses	(10,547)	(14,364)	(24,033)	(23,687)
End of period reserves	$ 513,516	$ 306,096	$ 513,516	$ 306,096

At June 30, 2008, the gross reserves for A&E losses were comprised of $147.4 million representing case reserves reported by ceding companies, $150.4 million representing additional case reserves established by the Company on assumed reinsurance claims, $163.3 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley and $409.9 million representing incurred but not reported (“IBNR”) reserves.

With respect to asbestos only, at June 30, 2008, the Company had gross asbestos loss reserves of $816.4 million, or 93.7%, of total A&E reserves, of which $563.8 million was for assumed business and $252.6 million was for direct business.

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

In 1993 and prior, the Company had a business arrangement with The Prudential Insurance Company of America (“The Prudential”) wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), was unable to make the annuity payments. At June 30, 2008, the estimated cost to replace all such annuities for which the Company was contingently liable was $151.8 million.

Prior to its 1995 initial public offering, the Company had purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. At June 30, 2008, the estimated cost to replace such annuities was $22.2 million.

6. Other Comprehensive Loss

The following table presents the components of other comprehensive loss for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Net unrealized depreciation of
investments, net of deferred income taxes	$ (52,308)	$ (57,181)	$ (77,956)	$ (60,117)
Currency translation adjustments,
net of deferred income taxes	(6,461)	10,095	(495)	9,883
Pension adjustment	634	-	634	-
Other comprehensive loss,
net of deferred income taxes	$ (58,135)	$ (47,086)	$ (77,817)	$ (50,234)

7. Letters of Credit

The Company has an arrangement available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments. The Citibank Holdings Credit Facility involves a syndicate of lenders (see Note 12), with Citibank acting as administrative agent. At June 30, 2008 and December 31, 2007, letters of credit for $17.2 million with a date of expiry of December 31, 2008 were issued and outstanding. The letters of credit collateralize reinsurance obligations of the Company’s non-U.S. operations.

8. Trust Agreements

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to a non-affiliated ceding company. At June 30, 2008, the total amount on deposit in the trust account was $22.0 million.

9. Senior Notes

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010.

Interest expense incurred in connection with these senior notes was $7.8 million for the three months ended June 30, 2008 and 2007 and $15.6 million for the six months ended June 30, 2008 and 2007. Market value, which is based on quoted market price at June 30, 2008 and December 31, 2007, was $220.8 million and $235.3 million, respectively, for the 5.40% senior notes and $208.0 million and $215.9 million, respectively, for the 8.75% senior notes.

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

Interest expense incurred in connection with these long term notes was $6.6 million and $13.2 million for the three and six months ended June 30, 2008, respectively, and $4.3 million for the three and six months ended June 30, 2007. Market value, which is based on quoted market price at June 30, 2008 and December 31, 2007, was $288.0 million and $349.8 million for the 6.6% long term subordinated notes.

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

Fair value, which is primarily based on quoted market price of the related trust preferred securities, at June 30, 2008 and December 31, 2007, was $248.2 million and $250.8 million, respectively, for the 6.20% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $5.1 million and $9.4 million for the three months ended June 30, 2008 and 2007, respectively, and $10.2 million and $18.7 million for the six months ended June 30, 2008 and 2007, respectively.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005. As of June 30, 2008, Holdings was in compliance with all Holdings Credit Facility covenants.

At June 30, 2008 and December 31, 2007, there were outstanding letters of credit of $17.2 million under the Holdings Credit Facility.

Costs incurred in connection with the Holdings Credit Facility were $34,370 and $26,542 for the three months ended June 30, 2008 and 2007 and $60,161 and $53,083 for the six months ended June 30, 2008 and 2007, respectively.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Gross written premiums	$ 200,348	$ 271,670	$ 434,067	$ 626,022
Net written premiums	131,096	202,995	278,515	463,976

Premiums earned	$ 161,891	$ 238,970	$ 360,007	$ 502,155
Incurred losses and LAE	84,230	80,436	205,279	167,318
Commission and brokerage	45,549	61,142	98,289	115,789
Other underwriting expenses	6,887	7,321	15,660	13,812
Underwriting gain	$ 25,225	$ 90,071	$ 40,779	$ 205,236

U.S. Insurance	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Gross written premiums	$ 190,977	$ 161,637	$ 401,437	$ 379,010
Net written premiums	104,182	94,492	214,352	234,075

Premiums earned	$ 121,114	$ 121,580	$ 264,210	$ 262,145
Incurred losses and LAE	161,680	84,084	257,579	225,113
Commission and brokerage	22,892	17,149	43,640	38,322
Other underwriting expenses	15,900	12,013	30,242	24,378
Underwriting (loss) gain	$ (79,358)	$ 8,334	$ (67,251)	$ (25,668)

Specialty Underwriting	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Gross written premiums	$ 84,202	$ 76,377	$ 139,113	$ 131,058
Net written premiums	57,302	55,602	94,223	92,052

Premiums earned	$ 55,451	$ 56,346	$ 91,001	$ 94,960
Incurred losses and LAE	25,917	36,935	44,132	66,778
Commission and brokerage	11,781	9,371	21,758	18,675
Other underwriting expenses	1,834	1,775	4,245	3,364
Underwriting gain	$ 15,919	$ 8,265	$ 20,866	$ 6,143

International	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Gross written premiums	$ 218,984	$ 202,626	$ 405,362	$ 375,970
Net written premiums	133,164	142,762	249,450	264,034

Premiums earned	$ 132,958	$ 148,530	$ 256,226	$ 276,004
Incurred losses and LAE	87,285	113,877	161,827	182,138
Commission and brokerage	31,341	34,265	57,767	63,116
Other underwriting expenses	4,747	4,332	9,801	8,050
Underwriting gain (loss)	$ 9,585	$ (3,944)	$ 26,831	$ 22,700

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive loss for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Underwriting results	$ (28,629)	$ 102,726	$ 21,225	$ 208,411
Net investment income	106,981	106,852	194,958	202,786
Net realized capital (losses) gains	(50,795)	89,585	(152,695)	123,459
Corporate expense	(1,384)	(1,673)	(3,077)	(2,257)
Interest expense	(19,746)	(24,192)	(39,488)	(41,605)
Other expense	(2,717)	(13,277)	(23,990)	(14,440)
Income (loss) before taxes	$ 3,710	$ 260,021	$ (3,067)	$ 476,354

The Company produces business in the U.S. and internationally. The net income deriving from and assets residing in the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. Based on written premium, other than the U.S., no other country represented more than 5% of the Company’s revenues.

14. Related-Party Transactions

During the normal course of business, the Company, through its affiliates, engages in reinsurance and brokerage and commission business transactions with companies controlled by or affiliated with one or more of its outside directors. Such transactions, individually and in the aggregate, are not material to the Company’s financial condition, results of operations and cash flows.

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

•	Effective January 1, 2002 for the 2002 underwriting year, Everest Re ceded 20.0% of its net retained liability to Bermuda Re through a quota share reinsurance agreement (“whole account quota share”).

•

Effective January 1, 2003, Everest Re and Bermuda Re amended the whole account quota share, through which Everest Re previously ceded 20.0% of its business to Bermuda Re so that effective January 1, 2003 Everest Re ceded 25.0% to Bermuda Re of the net retained liability on all new and renewal policies underwritten during the term of this agreement. This amendment remained in effect through December 31, 2003.

•

Effective January 1, 2003, Everest Re entered into a whole account quota share with Bermuda Re, whereby Everest Re’s Canadian branch ceded to Bermuda Re 50.0% of its net retained liability on all new and renewal property business. This remained in effect through December 31, 2006.

•

Effective January 1, 2004, Everest Re and Bermuda Re amended the whole account quota share through which Everest Re previously ceded 25.0% of its business to Bermuda Re so that effective January 1, 2004 Everest Re ceded 22.5% to Bermuda Re and 2.5% to Everest International of the net retained liability on all new and renewal covered business written during the term of this agreement. This amendment remained in effect through December 31, 2005.

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

•

Effective January 1, 2007, Everest Re and Bermuda Re amended the whole account quota share so that for all new and renewal business recorded on or after January 1, 2007, Everest Re cedes 60.0% of its Canadian branch property business to Bermuda Re.

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

The following table summarizes the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, for the periods indicated:

Bermuda Re	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Ceded written premiums	$ 206,681	$ 180,840	$ 420,820	$ 374,890
Ceded earned premiums	218,156	193,069	424,114	384,011
Ceded losses and LAE (a)	114,534	146,790	210,935	249,082

Everest International	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Ceded written premiums	$ 21,516	$ 18,746	$ 43,700	$ 39,323
Ceded earned premiums	22,623	19,889	43,778	40,279
Ceded losses and LAE	11,709	12,315	22,256	23,185

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

15. Income Taxes

The Company uses a projected annual effective tax rate in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”), to calculate its quarterly tax expense. Under this methodology, when an interim quarter’s pre-tax income (loss) varies significantly from a full year’s income (loss) projection, the tax impact resulting from the income (loss) variance is effectively spread between the impacted quarter and the remaining quarters of the year, except for discreet items impacting an individual quarter.

The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income taxes. For the three and six months ended June 30, 2008, the Company accrued and recognized approximately $0.4 million and $0.8 million, respectively, in interest and penalties.

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

We continued to see increased competition during the second quarter of 2008 with generally lower rates, higher commissions and demands by cedants for improved terms and conditions. The extent of the increased competition and its effect on rates, terms and conditions varied widely by market and coverage but was most prevalent in the U.S. reinsurance markets. In addition to demanding lower rates and improved terms, ceding companies are retaining more of their business by reducing quota share percentages, purchasing excess of loss covers in lieu of quota shares, and increasing retentions on excess of loss business. We have also experienced reduced quota share premiums, particularly on catastrophe exposed business, due to increased purchases of common account covers by ceding companies, which reduces the premiums subject to the quota share contract. There was also increased competition in the U.S. insurance market, particularly in the workers’ compensation and contractor coverages; however, given the specialty nature of our business, we believe the impact on our business to be less pronounced than on the market generally.

Rate decreases in the international markets have generally been less pronounced than the in U.S. markets and we have grown our business in the Middle East, Latin America and Asia. We are expanding our international reach by opening a new office in Brazil to capitalize on the recently expanded opportunity for professional reinsurers in that market and on the economic growth expected for Brazil in the future. International results have also benefited from the weaker U.S. dollar since the foreign currencies convert to higher dollar amounts resulting in favorable year over year premium comparisons.

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

Overall, we believe that current marketplace conditions offer profit opportunities for us given our strong ratings, distribution system, reputation and expertise. We continue to employ our strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in our overall portfolio.

Financial Summary.

We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income, ratios and stockholder’s equity for the periods indicated:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase/	June 30,		Increase/
(Dollars in millions)	2008	2007	(Decrease)	2008	2007	(Decrease)
Gross written premiums	$ 694.5	$ 712.3	-2.5%	$ 1,380.0	$ 1,512.1	-8.7%
Net written premiums	425.7	495.9	-14.1%	836.5	1,054.1	-20.6%

REVENUES:
Premiums earned	$ 471.4	$ 565.4	-16.6%	$ 971.4	$ 1,135.3	-14.4%
Net investment income	107.0	106.9	0.1%	195.0	202.8	-3.9%
Net realized capital (losses) gains	(50.8)	89.6	-156.7%	(152.7)	123.5	-223.7%
Other expense	(2.7)	(13.3)	-79.5%	(24.0)	(14.4)	66.2%
Total revenues	524.9	748.6	-29.9%	989.7	1,447.1	-31.6%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	359.1	315.3	13.9%	668.8	641.3	4.3%
Commission, brokerage, taxes and fees	111.6	121.9	-8.5%	221.5	235.9	-6.1%
Other underwriting expenses	30.8	27.1	13.4%	63.0	51.9	21.5%
Interest expense	19.7	24.2	-18.4%	39.5	41.6	-5.1%
Total claims and expenses	521.2	488.6	6.7%	992.8	970.7	2.3%

INCOME (LOSS) BEFORE TAXES	3.7	260.0	-98.6%	(3.1)	476.4	-100.6%
Income tax (benefit) expense	(9.9)	74.8	-113.3%	(21.4)	131.8	-116.2%
NET INCOME	$ 13.7	$ 185.2	-92.6%	$ 18.3	$ 344.5	-94.7%

			Point			Point
RATIOS:			Change			Change
Loss ratio	76.2%	55.8%	20.4	68.8%	56.5%	12.3
Commission and brokerage ratio	23.7%	21.6%	2.1	22.8%	20.8%	2.0
Other underwriting expense ratio	6.5%	4.7%	1.8	6.5%	4.5%	2.0
Combined ratio	106.4%	82.1%	24.3	98.1%	81.8%	16.3

				At	At	Percentage
(Dollars in millions)				June 30,	December 31,	Increase/
Balance sheet data:				2008	2007	(Decrease)
Total investments and cash				$ 8,658.1	$ 8,992.8	-3.7%
Total assets				13,408.8	13,543.5	-1.0%
Reserve for losses and loss adjustment expenses				7,491.1	7,538.7	-0.6%
Total debt				1,179.0	1,178.9	0.0%
Total liabilities				10,898.1	10,976.0	-0.7%
Stockholder's equity				2,510.7	2,567.5	-2.2%

(Some amounts may not reconcile due to rounding)

Revenues.

Premiums. Gross written premiums decreased by $17.8 million, or 2.5%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, reflecting a decline of $47.1 million in the reinsurance business, partially offset by a $29.3 million increase in the U.S. insurance business. Gross written premiums decreased by $132.1 million, or 8.7%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, reflecting a decline of $154.5 million in the reinsurance business, partially offset by a $22.4 million increase in the U.S. insurance business. The decrease in reinsurance is primarily attributable to continued competitive conditions in both the property and casualty sectors of the market, especially in the U.S., combined with our intention to write only that business which we expect to produce acceptable returns.

Net written premiums decreased by $70.1 million, or 14.1%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and by $217.6 million, or 20.6%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to the decrease in gross written premiums and an increase in written premiums ceded to third parties and affiliates. Correspondingly, net premiums earned decreased by $94.0 million, or 16.6%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and by $163.8 million, or 14.4%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Net Investment Income. Net investment income was relatively unchanged for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The annualized pre-tax investment portfolio yield for the three months ended June 30, 2008 was 4.9% compared to 5.1% for the three months ended June 30, 2007.

Net investment income decreased by 3.9% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to decreased income from our limited partnership investments, particularly from those partnerships which invested in public equity securities, and lower short-term interest rates. The annualized pre-tax investment portfolio yield for the six months ended June 30, 2008 was 4.6% compared to 4.8% for the six months ended June 30, 2007.

Net Realized Capital (Losses) Gains. Net realized capital losses were $50.8 million for the three months ended June 30, 2008 compared to net realized capital gains of $89.6 million for the three months ended June 30, 2007. Net realized capital losses were $152.7 million for the six months ended June 30, 2008 compared to net realized capital gains of $123.5 million for the six months ended June 30, 2007. The $140.4 million and $276.2 million variances for the three and six months, respectively, were primarily the result of declines in the market values of our worldwide equity portfolio. We report changes in the fair values of our public equity portfolios as realized gains or losses per FAS 159, irrespective or whether or not the securities have been sold.

Other Expense. We recorded $2.7 million and $13.3 million of other expense for the three months ended June 30, 2008 and 2007, respectively and $24.0 million and $14.4 million of other expense for the six months ended June 30, 2008 and 2007, respectively. The changes, period over period, were primarily due to changes in foreign currency exchange rates and deferrals on retroactive reinsurance agreements with affiliates.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses. The following table presents our incurred losses and loss adjustment expenses (“LAE”) for all segments for the periods indicated.

	Three Months Ended June 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional (a)	$ 291.2	$ 55.1	$ 346.3	$ 302.5	$ (38.0)	$ 264.5	$ (11.3)	$ 93.1	$ 81.8
Catastrophes	12.0	0.8	12.8	33.2	1.1	34.4	(21.2)	(0.3)	(21.6)
A&E	-	-	-	-	16.5	16.5	-	(16.5)	(16.5)
Total segment	$ 303.2	$ 55.9	$ 359.1	$ 335.7	$ (20.3)	$ 315.3	$ (32.5)	$ 76.2	$ 43.8
Loss ratio	64.3%	11.9%	76.2%	59.4%	-3.6%	55.8%	4.9	15.5	20.4

	Six Months Ended June 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional (a)	$ 583.1	$ 60.6	$ 643.6	$ 607.5	$ (21.4)	$ 586.0	$ (24.4)	$ 82.0	$ 57.6
Catastrophes	16.8	8.4	25.2	37.5	1.4	38.8	(20.7)	7.0	(13.6)
A&E	-	-	-	-	16.5	16.5	-	(16.5)	(16.5)
Total segment	$ 599.9	$ 69.0	$ 668.8	$ 644.9	$ (3.6)	$ 641.3	$ (45.0)	$ 72.6	$ 27.6
Loss ratio	61.8%	7.1%	68.8%	56.8%	-0.3%	56.5%	5.0	7.4	12.4

(a) Attritional losses exclude catastrophe and A&E losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by $43.8 million, or 13.9%, for the three months ended June 30, 2008 compared to the same period in 2007. Increased prior years’ adverse reserve development driven by a $70.0 million reserve strengthening for an auto loan credit program which is in run-off, accounted for most of the increase. This factor was partially offset by lower premium volume, reduced catastrophe losses and the absence in 2008 of any A&E prior years’ reserves strengthening.

Incurred losses and LAE increased by $27.5 million, or 4.3%, for the six months ended June 30, 2008 compared to the same period in 2007. Prior years’ reserve strengthening for an auto loan credit program in run-off of $85.3 million accounted for most of the increase, which was partially offset by lower premium volume and the absence in 2008 of any prior years’ reserve strengthening for A&E.

Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees decreased by $10.4 million, or 8.5%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and by $14.4 million, or 6.1%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decrease in net earned premiums was the principal driver in this directly variable expense, with some offset due to increased commission rates as a result of competitive market conditions, certain contract terms and higher commissions on new insurance programs.

Other Underwriting Expenses. Other underwriting expenses for the three months ended June 30, 2008 increased by $3.6 million, or 13.4%, compared to the three months ended June 30, 2007 and other underwriting expenses for the six months ended June 30, 2008 increased by $11.2 million, or 21.5%, compared to the six months ended June 30, 2007. These increases were principally due to higher compensation and benefits expense and increased staff count, primarily in the U.S. Insurance segment. Included in other underwriting expenses were corporate expenses, which are expenses that are not allocated to segments, of $1.4 million and $1.7 million for the three months ended June 30, 2008 and 2007, respectively, and $3.1 million and $2.3 million for the six months ended June 30, 2008 and 2007, respectively.

Interest Expense. Interest expense was $19.7 million and $24.2 million for the three months ended June 30, 2008 and 2007, respectively, and $39.5 million and $41.6 million for the six months ended June 30, 2008 and 2007, respectively. These decreases were primarily due to the acceleration of issue cost amortization for the retired junior subordinated debt securities in 2007, with no such expense in 2008.

Income Tax (Benefit) Expense. Our income tax was a benefit of $9.9 million and $21.4 million for the three and six months ended June 30, 2008, respectively, compared to an income tax expense of $74.8 million and $131.8 million for the three and six months ended June 30, 2007, respectively. The tax benefit in 2008 compared to tax expense in 2007 was principally due to lower pre-tax net income resulting from net realized capital losses in 2008 compared to net realized capital gains in 2007 and a higher loss ratio in 2008. Our income tax benefit /expense is primarily a function of the statutory tax rate, coupled with the impact from tax-preferenced investment income.

Net Income.

Net income was significantly lower at $13.7 million for the three months ended June 30, 2008 compared to $185.2 million for the three months ended June 30, 2007and $18.3 million for the six months ended June 30, 2008 compared to $344.5 million for the six months ended June 30, 2007. The decreases were primarily the result of lower earnings from our insurance and reinsurance underwriting operations period over period and after-tax net realized capital losses in the 2008 periods compared to after-tax net realized capital gains in 2007.

Ratios.

Our combined ratio increased by 24.3 points to 106.4% for the three months ended June 30, 2008 compared to 82.1% for the three months ended June 30, 2007 and by 16.3 points to 98.1% for the six months ended June 30, 2008 compared to 81.8% for the six months ended June 30, 2007. The loss ratio component increase 20.4 points for the three month comparison and 12.3 points for the six month comparison, principally due to the increase in prior years’ adverse loss development, partially offset by a decrease in current year catastrophe losses. The commission and brokerage ratio component increased 2.1 points for the three month comparison and 2.0 points for the six month comparison due to competitive market conditions. The other underwriting expense ratio component increased by 1.8 points for the three month comparison and 2.0 points for the six month comparison primarily due to increased compensation costs associated with increased staff and the allocation of certain corporate charges to segments starting in the fourth quarter of 2007, which had been previously retained in corporate expense.

Stockholder's Equity.

Stockholder's equity decreased by $56.8 million to $2,510.7 million at June 30, 2008 from $2,567.5 million at December 31, 2007, principally due to $78.0 million of unrealized depreciation, net of tax, on investments, partially offset by net income of $18.3 million for the six months ended June 30, 2008.

Consolidated Investment Results

Net Investment Income.

Net investment income was relatively unchanged at $107.0 million for the three months ended June 30, 2008 compared to $106.9 million for the three months ended June 30, 2007. Net investment income decreased 3.9% to $195.0 million for the six months ended June 30, 2008 from $202.8 million for the six months ended June 30, 2007, primarily due to decreased income from our limited partnership investments, particularly from those partnerships which invested in public equity securities, and lower short-term interest rates.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2008	2007	2008	2007
Fixed maturities	$ 77.9	$ 75.8	$ 152.0	$ 151.0
Equity securities	1.7	1.8	3.4	4.6
Short-term investments and cash	6.6	13.3	19.5	22.9
Other invested assets
Limited partnerships	21.3	16.5	19.7	24.8
Other	1.9	1.2	4.6	2.9
Total gross investment income	109.4	108.6	199.2	206.2
Interest credited and other expense	(2.4)	(1.7)	(4.2)	(3.4)
Total net investment income	$ 107.0	$ 106.9	$ 195.0	$ 202.8

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	June 30,	December 31,
	2008	2007
Imbedded pre-tax yield of cash and invested assets	4.5%	4.6%
Imbedded after-tax yield of cash and invested assets	3.6%	3.6%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Annualized pre-tax yield on average cash and invested assets	4.9%	5.1%	4.6%	4.8%
Annualized after-tax yield on average cash and invested assets	3.8%	3.9%	3.6%	3.8%

Net Realized Capital (Losses) Gains.

The following table presents the composition of our net realized capital (losses) gains for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2008	2007	Variance	% Change	2008	2007	Variance	% Change
(Losses) gains from sales:
Fixed maturities
Gains	$ 0.2	$ 0.4	$ (0.2)	-50.0%	$ 1.1	$ 1.0	$ 0.1	10.0%
Losses	(4.1)	-	(4.1)	NM	(6.1)	-	(6.1)	NM
Total	(3.9)	0.4	(4.3)	NM	(5.0)	1.0	(6.0)	NM

Equity securities, fair value
Gains	-	0.5	(0.5)	-100.0%	2.1	2.6	(0.5)	-19.2%
Losses	-	(7.4)	7.4	-100.0%	(13.7)	(9.1)	(4.6)	50.5%
Total	-	(6.9)	6.9	-100.0%	(11.6)	(6.5)	(5.1)	78.5%

Total net realized (losses) gains from sales
Gains	0.2	0.9	(0.7)	-77.8%	3.2	3.6	(0.4)	-11.1%
Losses	(4.1)	(7.4)	3.3	-44.6%	(19.8)	(9.1)	(10.7)	117.6%
Total	(3.9)	(6.6)	2.7	-40.9%	(16.6)	(5.5)	(11.1)	201.8%

(Losses) gains from fair value adjustments:
Equity securities, fair value	(9.0)	70.0	(79.0)	-112.9%	(64.1)	101.0	(165.1)	-163.5%
Other invested assets, fair value	(37.9)	26.2	(64.1)	-244.7%	(72.0)	28.0	(100.0)	-357.1%
Total	(46.9)	96.2	(143.1)	-148.8%	(136.1)	129.0	(265.1)	-205.5%

Total net realized (losses) gains	$ (50.8)	$ 89.6	$ (140.4)	-156.7%	$ (152.7)	$ 123.5	$ (276.2)	-223.6%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

For the three and six months ended June 30, 2008, we recorded $46.9 million and $136.1 million of net realized capital losses, respectively, on our equity securities and other invested assets at fair value due to fair value re-measurements. For the three and six months ended June 30, 2007, we recorded $96.2 million and $129.0 million of net realized capital gains, respectively, on our equity securities and other invested assets at fair value due to fair value re-measurements.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.

The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2008	2007	Variance	% Change	2008	2007	Variance	% Change
Gross written premiums	$ 200.3	$ 271.7	$ (71.4)	-26.3%	$ 434.1	$ 626.0	$ (191.9)	-30.7%
Net written premiums	131.1	203.0	(71.9)	-35.4%	278.5	464.0	(185.5)	-40.0%

Premiums earned	$ 161.9	$ 239.0	$ (77.1)	-32.3%	$ 360.0	$ 502.2	$ (142.2)	-28.3%
Incurred losses and LAE	84.2	80.4	3.8	4.7%	205.3	167.3	38.0	22.7%
Commission and brokerage	45.5	61.1	(15.6)	-25.5%	98.3	115.8	(17.5)	-15.1%
Other underwriting expenses	6.9	7.3	(0.4)	-5.5%	15.6	13.8	1.8	13.0%
Underwriting gain	$ 25.2	$ 90.1	$ (64.9)	-72.0%	$ 40.8	$ 205.2	$ (164.4)	-80.1%

				Point Chg				Point Chg
Loss ratio	52.0%	33.7%		18.3	57.0%	33.3%		23.7
Commission and brokerage ratio	28.1%	25.6%		2.5	27.3%	23.1%		4.2
Other underwriting expense ratio	4.3%	3.0%		1.3	4.4%	2.7%		1.7
Combined ratio	84.4%	62.3%		22.1	88.7%	59.1%		29.6

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased by 26.3% to $200.3 million for the three months ended June 30, 2008 from $271.7 million for the three months ended June 30, 2007, primarily due to a $46.4 million (28.5%) decrease in treaty property volume, a $13.7 million (35.8%) decrease in facultative volume and an $11.0 million (15.7%) decrease in treaty casualty volume. Property premiums were lower due to increased common account reinsurance protections on some Florida business and non-renewal of several agreements. The treaty casualty market remains highly competitive with lower rates, demands for higher ceding commissions, relaxed terms and higher retention levels by ceding companies resulting in their retaining a greater proportion of gross premiums. Net written premiums decreased by 35.4% to $131.1 million for the three months ended June 30, 2008 compared to $203.0 million for the three months ended June 30, 2007, primarily due to the decrease in gross written premium and increased quota share cessions with affiliates. Net premiums earned decreased by 32.3% to $161.9 million for the three months ended June 30, 2008 compared to $239.0 million for the three months ended June 30, 2007, in line with the change in net written premiums.

Gross written premiums decreased by 30.7% to $434.1 million for the six months ended June 30, 2008 from $626.0 million for the six months ended June 30, 2007, primarily due to a $111.9 million (30.6%) decrease in treaty property volume, a $43.9 million (25.5%) decrease in treaty casualty volume and a $35.9 million (41.0%) decrease in facultative volume. Net written premiums decreased by 40.0% to $278.5 million for the six months ended June 30, 2008 compared to $464.0 million for the six months ended June 30, 2007. Net premiums earned decreased by 28.3% to $360.0 million for the six months ended June 30, 2008 compared to $502.2 million for the six months ended June 30, 2007. Variances for the six months were driven by the same factors as for the three month periods as discussed above.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 76.3	$ 0.1	$ 76.4	$ 99.4	$ (29.0)	$ 70.5	$ (23.1)	$ 29.1	$ 5.9
Catastrophes	6.0	1.9	7.9	-	(6.5)	(6.5)	6.0	8.4	14.4
A&E	-	-	-	-	16.5	16.5	-	(16.5)	(16.5)
Total segment	$ 82.3	$ 2.0	$ 84.2	$ 99.4	$ (19.0)	$ 80.4	$ (17.1)	$ 21.0	$ 3.8
Loss ratio	50.8%	1.2%	52.0%	41.6%	-8.0%	33.7%	9.2	9.2	18.3

	Six Months Ended June 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 188.8	$ 4.5	$ 193.3	$ 213.5	$ (48.5)	$ 164.9	$ (24.7)	$ 53.0	$ 28.4
Catastrophes	6.0	6.0	12.0	-	(14.1)	(14.1)	6.0	20.1	26.1
A&E	-	-	-	-	16.5	16.5	-	(16.5)	(16.5)
Total segment	$ 194.8	$ 10.5	$ 205.3	$ 213.5	$ (46.2)	$ 167.3	$ (18.7)	$ 56.7	$ 38.0
Loss ratio	54.1%	2.9%	57.0%	42.5%	-9.2%	33.3%	11.6	12.1	23.7

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 4.7% to $84.2 million for the three months ended June 30, 2008 from $80.4 million for the three months ended June 30, 2007. Incurred losses were 18.3 points higher for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Development on prior years’ attritional reserves was slightly adverse in the second quarter of 2008 compared to $29.0 million favorable in the second quarter of 2007, which contributed 12.2 points to the increase. In addition, catastrophe losses, period over period, for both the current year and prior years’ losses increased 7.6 points, as we incurred losses on May 2008 U.S. tornadoes and strengthened reserves for 2005 hurricanes. Current year attritional losses were 5.5 points higher in the second quarter of 2008 compared to the second quarter of 2007. Partially offsetting the above was 6.9 points due to no reserve adjustments for A&E losses for the 2008 quarter as compared to the same period in 2007, which experienced adverse development.

Incurred losses and LAE increased by 22.7% to $205.3 million for the six months ended June 30, 2008 from $167.3 million for the six months ended June 30, 2007. Incurred losses were 23.7 points higher for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Of the 23.7 points, 10.9 points were due to unfavorable reserve development on prior years’ attritional losses compared with favorable development in 2007, 9.9 points due to increased current year attritional losses and 6.1 points due to current and prior years’ catastrophe losses, partially offset by a 3.3 point decrease due to no reserve adjustments in 2008 for A&E losses, which experienced adverse development in 2007.

Segment Expenses. Commission and brokerage expenses decreased by 25.5% to $45.5 million for the three months ended June 30, 2008 from $61.1 million for the three months ended June 30, 2007 and by 15.1% to $98.3 million for the six months ended June 30, 2008 from $115.8 million for the six months ended June 30, 2007, primarily due to the decrease in net earned premium volume and the changes in the business mix, partially offset by higher commission rates due to a more competitive market.

Segment other underwriting expenses for the three months ended June 30, 2008 decreased slightly to $6.9 million from $7.3 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, segment other underwriting expenses increased to $15.6 million from $13.8 million for the six months ended June 30, 2007, primarily due to the allocation of certain corporate charges to segments starting in the fourth quarter of 2007, which had been previously retained in corporate expenses.

U.S. Insurance.

The following table presents the underwriting results and ratios for the U.S. Insurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2008	2007	Variance	% Change	2008	2007	Variance	% Change
Gross written premiums	$ 191.0	$ 161.6	$ 29.4	18.2%	$ 401.4	$ 379.0	$ 22.4	5.9%
Net written premiums	104.2	94.5	9.7	10.3%	214.4	234.1	(19.7)	-8.4%

Premiums earned	$ 121.1	$ 121.6	$ (0.5)	-0.4%	$ 264.2	$ 262.1	$ 2.1	0.8%
Incurred losses and LAE	161.7	84.1	77.6	92.3%	257.6	225.1	32.5	14.4%
Commission and brokerage	22.9	17.1	5.8	33.9%	43.6	38.3	5.3	13.8%
Other underwriting expenses	15.9	12.0	3.9	32.5%	30.2	24.4	5.8	23.8%
Underwriting (loss) gain	$ (79.4)	$ 8.3	$ (87.7)	NM	$ (67.3)	$ (25.7)	$ (41.6)	161.9%

				Point Chg				Point Chg
Loss ratio	133.5%	69.2%		64.3	97.5%	85.9%		11.6
Commission and brokerage ratio	18.9%	14.1%		4.8	16.5%	14.6%		1.9
Other underwriting expense ratio	13.1%	9.8%		3.3	11.5%	9.3%		2.2
Combined ratio	165.5%	93.1%		72.4	125.5%	109.8%		15.7

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 18.2% to $191.0 million for the three months ended June 30, 2008 from $161.6 million for the three months ended June 30, 2007. Our newer programs, most notably the Brownstone program, plus growth in the CV Starr program, more than offset declines in our more mature programs, principally the workers’ compensation and contractors business. Net written premiums increased by 10.3% to $104.2 million for the three months ended June 30, 2008 compared to $94.5 million for the three months ended June 30, 2007. The net written premium increase was less than the increase in gross written premiums primarily due to increased reinsurance cessions on select larger new programs and increased quota share cessions to affiliates. Net premiums earned decreased slightly to $121.1 million for the three months ended June 30, 2008 from $121.6 million for the three months ended June 30, 2007. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Gross written premiums increased by 5.9% to $401.4 million for the six months ended June 30, 2008 from $379.0 million for the six months ended June 30, 2007. Net written premiums decreased by 8.4% to $214.4 million for the six months ended June 30, 2008 compared to $234.1 million for the six months ended June 30, 2007. Net premiums earned increased slightly to $264.2 million for the six months ended

June 30, 2008 from $262.1 million for the six months ended June 30, 2007. Variances for the six months were driven by the same factors as for the three month periods as discussed above.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Insurance segment for the periods indicated.

	Three Months Ended June 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 91.6	$ 70.3	$ 161.9	$ 93.2	$ (8.9)	$ 84.3	$ (1.6)	$ 79.2	$ 77.6
Catastrophes	-	(0.2)	(0.2)	-	(0.2)	(0.2)	-	-	-
Total segment	$ 91.6	$ 70.1	$ 161.7	$ 93.2	$ (9.1)	$ 84.1	$ (1.6)	$ 79.2	$ 77.6
Loss ratio	75.7%	57.8%	133.5%	76.7%	-7.5%	69.2%	(1.0)	65.3	64.3

	Six Months Ended June 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 181.1	$ 76.7	$ 257.8	$ 190.6	$ 34.8	$ 225.4	$ (9.5)	$ 41.9	$ 32.4
Catastrophes	-	(0.2)	(0.2)	-	(0.3)	(0.3)	-	0.1	0.1
Total segment	$ 181.1	$ 76.5	$ 257.6	$ 190.6	$ 34.5	$ 225.1	$ (9.5)	$ 42.0	$ 32.5
Loss ratio	68.5%	29.0%	97.5%	72.7%	13.2%	85.9%	(4.2)	15.8	11.6

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 92.3% to $161.7 million for the three months ended June 30, 2008 from $84.1 million for the three months ended June 30, 2007, as the segment loss ratio increased by 64.3 points to 133.5%. The increase of 64.3 points included 57.8 points, $70.0 million, of unfavorable development on prior years’ losses on an auto loan credit insurance program, which is in run-off. The recent deterioration in general economic conditions and its apparent adverse impact on loan performance nationally, particularly sub-prime loan performance, has resulted in unfavorable increases in loan default rates and claim amounts. We have recently commuted our remaining liability on this program with the largest policyholder, representing approximately one third of the remaining loss exposure. Therefore, given the magnitude of our current reserves, the maturity of the remaining insured portfolio and the reduced principal exposure, we believe future adverse loss development related to this program should not be material.

Incurred losses and LAE increased by 14.4% to $257.6 million for the six months ended June 30, 2008 from $225.1 million for the six months ended June 30, 2007, as the segment loss ratio increased by 11.6 points to 97.5%. The increase is principally due to the increased adverse reserve development in 2008 compared to 2007. For the six months ended June 30, 2008, we strengthened reserves for an auto loan credit insurance program by $25.6 million more than for the six months ended June 30, 2007.

Segment Expenses.Commission and brokerage expenses increased by 33.9% to $22.9 million for the three months ended June 30, 2008 from $17.1 million for the three months ended June 30, 2007 and by 13.8% to $43.6 million for the six months ended June 30, 2008 from $38.3 million for the six months ended June 30, 2007, principally due to higher commission rates on new programs. Segment other underwriting expenses for the three months ended June 30, 2008 increased to $15.9 million as compared to $12.0 million for the three months ended June 30, 2007 and for the six months ended June 30, 2008, increased to $30.2 million as compared to $24.2 million for the six months ended June 30, 2007. These increases were due to increased compensation costs associated with increased staff and the allocation of certain corporate charges to segments starting in the fourth quarter of 2007, which had been previously retained in corporate expenses.

Specialty Underwriting.

The following table presents the underwriting results and ratios for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2008	2007	Variance	% Change	2008	2007	Variance	% Change
Gross written premiums	$ 84.2	$ 76.4	$ 7.8	10.2%	$ 139.1	$ 131.1	$ 8.0	6.1%
Net written premiums	57.3	55.6	1.7	3.1%	94.2	92.1	2.1	2.3%

Premiums earned	$ 55.5	$ 56.3	$ (0.8)	-1.4%	$ 91.0	$ 95.0	$ (4.0)	-4.2%
Incurred losses and LAE	25.9	36.9	(11.0)	-29.8%	44.1	66.8	(22.7)	-34.0%
Commission and brokerage	11.8	9.4	2.4	25.5%	21.8	18.7	3.1	16.6%
Other underwriting expenses	1.8	1.8	-	0.0%	4.2	3.4	0.8	23.5%
Underwriting gain	$ 15.9	$ 8.3	$ 7.6	91.6%	$ 20.9	$ 6.1	$ 14.8	242.6%

				Point Chg				Point Chg
Loss ratio	46.7%	65.6%		(18.9)	48.5%	70.3%		(21.8)
Commission and brokerage ratio	21.2%	16.6%		4.6	23.9%	19.7%		4.2
Other underwriting expense ratio	3.4%	3.1%		0.3	4.7%	3.5%		1.2
Combined ratio	71.3%	85.3%		(14.0)	77.1%	93.5%		(16.4)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 10.2% to $84.2 million for the three months ended June 30, 2008 from $76.4 million for the three months ended June 30, 2007, primarily due to a $21.0 million (70.4%) increase in marine premiums, principally due to two new accounts, partially offset by a $10.3 million (86.5%) decrease in aviation premiums and $3.1 million (11.6%) decrease in A&H premiums. Net written premiums increased by 3.1% to $57.3 million for the three months ended June 30, 2008 compared to $55.6 million for the three months ended June 30, 2007, primarily due to the increase in gross written premiums, partially offset by an increase in the quota share cessions to affiliates. Net premiums earned decreased by 1.4% to $55.5 million for the three months ended June 30, 2008 compared to $56.3 million for the same period in 2007. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Gross written premiums increased by 6.1% to $139.1 million for the six months ended June 30, 2008 from $131.1 million for the six months ended June 30, 2007, primarily due to a $25.1 million (58.0%) increase in marine premiums and a $1.9 million (11.0%) increase in surety premiums, partially offset by a decrease of $13.6 million (67.5%) in aviation premiums and a $5.4 million (10.8%) decrease in A&H premiums. Net written premiums increased by 2.3% to $94.2 million for the six months ended June 30, 2008 compared to $92.1 million for the six months ended June 30, 2007. Net premiums earned decreased by 4.2% to $91.0 million for the six months ended June 30, 2008 compared to $95.0 million for the same period in 2007.

The reasons for the variances, period over period, for the six months ended June 30, 2008 and 2007, were the same as those discussed for the three months ended June 30, 2008 and 2007.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended June 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 45.1	$ (19.2)	$ 25.9	$ 30.5	$ 0.3	$ 30.9	$ 14.6	$ (19.5)	$ (5.0)
Catastrophes	-	-	-	-	6.1	6.1	-	(6.1)	(6.1)
Total segment	$ 45.1	$ (19.2)	$ 25.9	$ 30.5	$ 6.4	$ 36.9	$ 14.6	$ (25.6)	$ (11.0)
Loss ratio	81.4%	-34.7%	46.7%	54.2%	11.3%	65.6%	27.2	(46.0)	(18.9)

	Six Months Ended June 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 65.0	$ (22.2)	$ 42.7	$ 53.8	$ 0.3	$ 54.1	$ 11.2	$ (22.5)	$ (11.4)
Catastrophes	-	1.4	1.4	-	12.7	12.7	-	(11.3)	(11.3)
Total segment	$ 65.0	$ (20.8)	$ 44.1	$ 53.8	$ 13.0	$ 66.8	$ 11.2	$ (33.8)	$ (22.7)
Loss ratio	71.4%	-22.9%	48.5%	56.6%	13.7%	70.3%	14.8	(36.6)	(21.8)

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 29.8% to $25.9 million for the three months ended June 30, 2008 compared to $36.9 million for the three months ended June 30, 2007 and by 34.0% to $44.1 million for the six months ended June 30, 2008 compared to $66.8 million for the six months ended June 30, 2007. Overall, the loss ratio was lower by 18.9 points for the second quarter of 2008 and by 21.8 points for the six months ended June 30, 2008 compared to the same period in 2007. These variances were the result of favorable development on prior years’ attritional loss reserves for both the three months and the six months of 35.3 points and 24.8 points, respectively, as favorable development on aviation, surety and A&H was partially offset by unfavorable development on marine reserves, for the six months ended June 30, 2008. In addition, development of both the three and six months prior years’ catastrophe losses decreased to relatively insignificant levels for the 2008 periods, which contributed 10.7 points and 11.8 points, respectively, to the decrease.

Segment Expenses. Commission and brokerage increased by 25.5% to $11.8 million for the three months ended June 30, 2008 from $9.4 million for the three months ended June 30, 2007 and by 16.6% to $21.8 million for the six months ended June 30, 2008 from $18.7 million for the six months ended June 30, 2007 as increased competition has driven commission rates higher.

Segment other underwriting expenses remained unchanged at $1.8 million for the three months ended June 30, 2008 and 2007. Segment other underwriting expenses increased to $4.2 million for the six months ended June 30, 2008 from $3.4 million for the six months ended June 30, 2007, primarily due to the allocation of certain corporate charges to segments, which had been previously retained in corporate expenses.

International.

The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2008	2007	Variance	% Change	2008	2007	Variance	% Change
Gross written premiums	$ 219.0	$ 202.6	$ 16.4	8.1%	$ 405.4	$ 376.0	$ 29.4	7.8%
Net written premiums	133.2	142.8	(9.6)	-6.7%	249.5	264.0	(14.5)	-5.5%

Premiums earned	$ 133.0	$ 148.5	$ (15.5)	-10.4%	$ 256.2	$ 276.0	$ (19.8)	-7.2%
Incurred losses and LAE	87.3	113.9	(26.6)	-23.4%	161.8	182.1	(20.3)	-11.1%
Commission and brokerage	31.3	34.3	(3.0)	-8.7%	57.8	63.1	(5.3)	-8.4%
Other underwriting expenses	4.7	4.3	0.4	9.3%	9.8	8.1	1.7	21.0%
Underwriting gain (loss)	$ 9.6	$ (3.9)	$ 13.5	NM	$ 26.8	$ 22.7	$ 4.1	18.1%

				Point Chg				Point Chg
Loss ratio	65.6%	76.7%		(11.1)	63.2%	66.0%		(2.8)
Commission and brokerage ratio	23.6%	23.1%		0.5	22.5%	22.9%		(0.4)
Other underwriting expense ratio	3.6%	2.9%		0.7	3.8%	2.9%		0.9
Combined ratio	92.8%	102.7%		(9.9)	89.5%	91.8%		(2.3)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums.Gross written premiums increased by 8.1% to $219.0 million for the three months ended June 30, 2008 from $202.6 million for the three months ended June 30, 2007 and by 7.8% to $405.4 million for the six months ended June 30, 2008 from $376.0 million for the six months ended June 30, 2007. Approximately $1 million and $13 million of these increases were due to currency movement for the three and six month periods ended June 30, 2008 compared to the periods ended June 30, 2007, respectively. In addition, we wrote new business in Latin America and the Middle East and experienced some growth from existing business in Asia, in local currency terms. However, premiums from our Canadian business were down somewhat as we continue to see our Canadian cedants retain more risk and corresponding premium.

Net written premiums decreased by 6.7% to $133.2 million for the three months ended June 30, 2008 compared to $142.8 million for the three months ended June 30, 2007 and by 5.5% to $249.5 million for the six months ended June 30, 2008 compared to $264.0 million for the six months ended June 30, 2007, primarily due to increased quota share cessions to affiliates. Net premiums earned decreased by 10.4% to $133.0 million for the three months ended June 30, 2008 compared to $148.5 million for the same period in 2007 and by 7.2% to $256.2 million for the six months ended June 30, 2008 compared to $276.0 million for the same period in 2007. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended June 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 78.2	$ 4.0	$ 82.2	$ 79.3	$ (0.4)	$ 78.8	$ (1.1)	$ 4.4	$ 3.4
Catastrophes	6.0	(0.9)	5.1	33.2	1.8	35.0	(27.2)	(2.7)	(29.9)
Total segment	$ 84.2	$ 3.1	$ 87.3	$ 112.5	$ 1.4	$ 113.9	$ (28.3)	$ 1.7	$ (26.6)
Loss ratio	63.3%	2.3%	65.6%	75.7%	0.9%	76.7%	(12.4)	1.4	(11.1)

	Six Months Ended June 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 148.3	$ 1.5	$ 149.8	$ 149.6	$ (8.0)	$ 141.5	$ (1.3)	$ 9.5	$ 8.3
Catastrophes	10.8	1.2	12.0	37.5	3.1	40.6	(26.7)	(1.9)	(28.6)
Total segment	$ 159.1	$ 2.7	$ 161.8	$ 187.0	$ (4.9)	$ 182.1	$ (27.9)	$ 7.6	$ (20.3)
Loss ratio	62.1%	1.1%	63.2%	67.8%	-1.8%	66.0%	(5.7)	2.9	(2.8)

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 23.4% to $87.3 million for the three months ended June 30, 2008 compared to $113.9 million for the same period in 2007 and by 11.1% to $161.8 million for the six months ended June 30, 2008 compared to $182.1 million for the same period in 2007. The segment loss ratio decreased by 11.1 points and 2.8 points for the three and six month periods ended June 30, 2008 compared to the same periods in 2007, respectively. The principal driver of the favorable variances was lower current year catastrophe losses in 2008 compared to 2007 for both the three and six month periods. The principal current year catastrophe loss in 2008 was the snowstorm in China, while the largest 2007 catastrophe losses included the winds and floods in New South Wales and floods in Jakarta.

Segment Expenses. Commission and brokerage expense decreased by 8.7% to $31.3 million for the three months ended June 30, 2008 from $34.3 million for the three months ended June 30, 2007 and by 8.4% to $57.8 million for the six months ended June 30, 2008 from $63.1 million for the six months ended June 30, 2007, which were in line with the decrease in premiums earned.

Segment other underwriting expenses for the three months ended June 30, 2008 increased to $4.7 million compared to $4.3 million for the three months ended June 30, 2007 and to $9.8 million compared to $8.1 million for the six months ended June 30, 2007, primarily due to the allocation of certain corporate charges to segments, which had been previously retained in corporate expenses.

Market Sensitive Instruments.

The Securities and Exchange Commission’s (“SEC”) Financial Reporting Release #48 requires registrants to clarify and expand upon the existing financial statement disclosure requirements for derivative financial instruments, derivative commodity instruments and other financial instruments (collectively, “market sensitive instruments”). We do not generally enter into market sensitive instruments for trading purposes.

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

Our overall investment strategy considers the scope of present and anticipated Company operations. In particular, estimates of the financial impact from non-investment asset and liability transactions, together with our capital structure and other factors, are used to develop a net liability analysis. This analysis includes estimated payout characteristics for which our investments provide liquidity. This analysis is considered in the development of specific investment strategies for asset allocation, duration and credit quality. The change in overall market sensitive risk exposure principally reflects the asset changes that took place during the period.

Interest Rate Risk.  Our $8.7 billion investment portfolio at June 30, 2008 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and equity securities which are subject to price fluctuations and some foreign exchange rate risk. The impact of the foreign exchange risks on the investment portfolio is largely mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $673.1 million of mortgage-backed securities. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $436.7 million of short-term investments) as of June 30, 2008 based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At June 30, 2008
(Dollars in millions)	-200	-100	0	100	200
Total Market Value	$ 7,964.7	$ 7,612.3	$ 7,220.2	$ 6,780.4	$ 6,353.1
Market Value Change from Base (%)	10.3%	5.4%	0.0%	-6.1%	-12.0%
Change in Unrealized Appreciation
After-tax from Base ($)	$ 484.0	$ 254.9	$ -	$ (285.9)	$ (563.6)

We had $7,491.1 million and $7,538.7 million of gross reserves for losses and LAE as of June 30, 2008 and December 31, 2007, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our fixed income portfolio has an expected duration that is reasonably consistent with our loss and loss reserve obligations.

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

	Impact of Percentage Change in Equity Values
	At June 30, 2008
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair Value of the Equity Portfolio	$ 449.2	$ 505.3	$ 561.5	$ 617.6	$ 673.8
After-tax Change in Fair Value	$ (71.7)	$ (35.9)	$ -	$ 35.9	$ 71.7

Foreign Currency Risk. Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, we prefer to maintain the capital of our operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for our foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities. In accordance with FAS No. 52 “Foreign Currency Translation”, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of June 30, 2008 there has been no material change in exposure to foreign exchange rates as compared to December 31, 2007.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Instruments. See “Market Sensitive Instruments” in PART I – ITEM 2.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

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

ITEM 1A. RISK FACTORS

No material changes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

Dated: August 14, 2008