Form 10-Q
period 2008-09-30
EVEREST REINSURANCE HOLDINGS INC
filed 2008-11-14
CIK 914748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2008		Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC. (Exact name of registrant as specified in its charter)
Delaware		22-3263609
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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

Large accelerated filer		Accelerated filer

Non-accelerated filer	X	Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

YES		NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at November 1, 2008
Common Stock, $.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Index To Form 10-Q
		Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2008 (unaudited) and December 31, 2007	1

	Consolidated Statements of Operations and Comprehensive (Loss) Income
	for the three and nine months ended September 30, 2008 and 2007 (unaudited)	2

	Consolidated Statements of Changes in Stockholder’s Equity for the
	three and nine months ended September 30, 2008 and 2007 (unaudited)	3

	Consolidated Statements of Cash Flows for the three and nine months
	ended September 30, 2008 and 2007 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Submission of Matters to a Vote of Security Holders	40

Item 5.	Other Information	41

Item 6.	Exhibits	41

PART I

ITEM 1. FINANCIAL STATEMENTS

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except par value per share)	2008	2007
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$ 6,377,606	$ 5,998,157
(amortized cost: 2008, $6,536,379; 2007, $5,830,676)
Fixed maturities - available for sale, at fair value	11,197	-
Equity securities - available for sale, at market value (cost: 2008, $9,897; 2007, $9,897)	9,897	9,897
Equity securities - available for sale, at fair value	455,312	815,372
Short-term investments	630,715	1,327,391
Other invested assets (cost: 2008, $463,042; 2007, $439,285)	462,377	441,742
Other invested assets, at fair value	359,973	253,791
Cash	100,471	146,447
Total investments and cash	8,407,548	8,992,797
Accrued investment income	85,954	86,129
Premiums receivable	753,392	800,211
Reinsurance receivables - unaffiliated	626,419	644,693
Reinsurance receivables - affiliated	1,828,888	1,698,454
Funds held by reinsureds	147,641	132,443
Deferred acquisition costs	205,560	234,719
Prepaid reinsurance premiums	458,042	433,271
Deferred tax asset	429,970	279,302
Federal income tax recoverable	82,498	88,330
Other assets	254,408	153,180
TOTAL ASSETS	$ 13,280,320	$ 13,543,529

LIABILITIES:
Reserve for losses and adjustment expenses	$ 7,662,470	$ 7,538,704
Unearned premium reserve	1,229,695	1,368,096
Funds held under reinsurance treaties	131,265	117,404
Losses in the course of payment	24,874	50,047
Commission reserves	43,252	47,953
Other net payable to reinsurers	403,476	374,929
8.75% Senior notes due 3/15/2010	199,786	199,685
5.4% Senior notes due 10/15/2014	249,718	249,689
6.6% Long term notes due 05/01/2067	399,642	399,639
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	16,817	11,217
Other liabilities	301,960	288,770
Total liabilities	10,992,852	10,976,030

Commitments and Contingencies (Note 6)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2008 and 2007)	-	-
Additional paid-in capital	314,595	310,206
Accumulated other comprehensive (loss) income, net of deferred income tax benefit of
$32.6 million at 2008 and expense of $87.9 million at 2007	(60,537)	163,276
Retained earnings	2,033,410	2,094,017
Total stockholder's equity	2,287,468	2,567,499
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 13,280,320	$ 13,543,529

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$ 449,892	$ 561,150	$ 1,421,336	$ 1,696,414
Net investment income	97,305	105,023	292,263	307,809
Net realized capital (losses) gains	(108,652)	22,121	(261,347)	145,580
Other income (expense)	7,951	(24)	(16,039)	(14,464)
Total revenues	446,496	688,270	1,436,213	2,135,339

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	446,996	344,769	1,115,813	986,116
Commission, brokerage, taxes and fees	73,816	114,550	295,270	350,452
Other underwriting expenses	32,769	29,396	95,794	81,257
Interest, fee and bond issue cost amortization expense	19,745	26,484	59,233	68,089
Total claims and expenses	573,326	515,199	1,566,110	1,485,914

(LOSS) INCOME BEFORE TAXES	(126,830)	173,071	(129,897)	649,425
Income tax (benefit) expense	(47,931)	62,502	(69,290)	194,347

NET (LOSS) INCOME	$ (78,899)	$ 110,569	$ (60,607)	$ 455,078

Other comprehensive (loss) income, net of tax	(145,996)	37,535	(223,813)	(12,699)

COMPREHENSIVE (LOSS) INCOME	$ (224,895)	$ 148,104	$ (284,420)	$ 442,379

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER'S EQUITY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share amounts)	2008	2007	2008	2007
	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$ 312,924	$ 304,585	$ 310,206	$ 300,764
Share-based compensation plans	1,671	1,548	4,389	5,369
Balance, end of period	314,595	306,133	314,595	306,133

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	85,459	77,560	163,276	332,578
Cumulative effect to adopt FAS No. 159, net of tax	-	-	-	(204,784)
Net (decrease) increase during the period	(145,996)	37,535	(223,813)	(12,699)
Balance, end of period	(60,537)	115,095	(60,537)	115,095

RETAINED EARNINGS:
Balance, beginning of period	2,112,309	2,134,335	2,094,017	1,585,042
Cumulative effect to adopt FAS No. 159, net of tax	-	-	-	204,784
Net (loss) income	(78,899)	110,569	(60,607)	455,078
Balance, end of period	2,033,410	2,244,904	2,033,410	2,244,904

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$ 2,287,468	$ 2,666,132	$ 2,287,468	$ 2,666,132

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$ (78,899)	$ 110,569	$ (60,607)	$ 455,078
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in premiums receivable	(3,405)	112,056	45,932	163,548
(Increase) decrease in funds held by reinsureds, net	(221)	(10,589)	(1,237)	5,638
(Increase) decrease in reinsurance receivables	(48,135)	92,835	(118,746)	5,057
Decrease (increase) in deferred tax asset	61,482	56,023	(30,155)	78,151
Increase (decrease) in reserve for losses and loss adjustment expenses	194,584	(16,211)	154,284	(175,626)
Increase (decrease) in unearned premiums	7,476	38,654	(134,529)	(67,907)
Change in equity adjustments in limited partnerships	6,167	(4,810)	(9,095)	(25,821)
Change in other assets and liabilities, net	(79,464)	(263,913)	(12,364)	(205,213)
Non-cash compensation expense	1,201	-	3,834	-
Amortization of bond premium/(accrual of bond discount)	3,141	(4,341)	5,809	(6,356)
Amortization of underwriting discount on senior notes	45	42	133	122
Net realized capital losses (gains)	108,652	(22,121)	261,347	(145,580)
Net cash provided by operating activities	172,624	88,194	104,606	81,091

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	106,558	254,125	370,220	601,245
Proceeds from fixed maturities sold - available for sale, at market value	52,180	26,281	138,326	38,228
Proceeds from equity securities sold - available for sale, at fair value	151,801	71,324	380,856	743,884
Distributions from other invested assets	30,035	20,613	41,246	44,345
Cost of fixed maturities acquired - available for sale, at market value	(64,455)	(181,355)	(1,343,983)	(314,473)
Cost of fixed maturities acquired - available for sale, at fair value	(11,444)	-	(11,444)	-
Cost of equity securities acquired - available for sale, at fair value	(115,399)	(78,913)	(156,363)	(310,825)
Cost of other invested assets acquired	(35,804)	(15,548)	(55,908)	(106,041)
Cost of other invested assets acquired, at fair value	(25,007)	(40,340)	(150,745)	(240,420)
Net change in short-term securities	(197,914)	(142,639)	687,541	(964,924)
Net change in unsettled securities transactions	(58,944)	4,947	(64,654)	457
Net cash used in investing activities	(168,393)	(81,505)	(164,908)	(508,524)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	469	1,548	554	5,369
Net proceeds from issuance of long term notes	-	-	-	395,637
Net cash provided by financing activities	469	1,548	554	401,006

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8,130)	4,119	13,772	(2,432)

Net (decrease) increase in cash	(3,430)	12,356	(45,976)	(28,859)
Cash, beginning of period	103,901	95,320	146,447	136,535
Cash, end of period	$ 100,471	$ 107,676	$ 100,471	$ 107,676

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
Income taxes (recoverable) paid, net	$ (107,359)	$ 113,026	$ (49,014)	$ 247,810
Interest paid	$ 13,887	$ 18,139	$ 52,861	$ 52,416

Non-cash financing transactions:
Non-cash tax benefit from share-based compensation	$ 469	$ 1,548	$ 554	$ 5,369

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2008 and 2007

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

The unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2008 and 2007 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2007, 2006 and 2005 included in the Company’s most recent Form 10-K filing.

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

In March 2008, the FASB issued FAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires entities to provide additional disclosures on derivative and hedging activities regarding their effect on financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The impact of a January 1, 2009 adoption should be immaterial.

In October 2008, the FASB issued FASB Staff Position FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FAS 157-3”). FAS 157-3 clarifies the application of FAS No. 157 “Fair Value Measurements” (“FAS 157”), in a market that is not active. This FASB Staff Position is effective upon issuance. The Company does not have any assets for which the market is deemed not active as of September 30, 2008.

3. Investments

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, market value fixed maturity and equity security investments are as follows for the periods indicated:

	At September 30, 2008
		Net Unrealized
	Amortized	Appreciation/	Market
(Dollars in thousands)	Cost	(Depreciation)	Value
Fixed maturities-available for sale
U.S. treasury securities and obligations of
U.S. government agencies and corporations	$ 126,584	$ 4,994	$ 131,578
Obligations of U.S. states and political subdivisions	3,869,241	(80,519)	3,788,722
Corporate securities	850,464	(72,260)	778,204
Mortgage-backed securities	672,155	(26,646)	645,509
Foreign government securities	476,416	15,387	491,803
Foreign corporate securities	541,519	271	541,790
Total fixed maturities	$ 6,536,379	$ (158,773)	$ 6,377,606
Equity securities	$ 9,897	$ -	$ 9,897

	At December 31, 2007
		Net Unrealized
	Amortized	Appreciation/	Market
(Dollars in thousands)	Cost	(Depreciation)	Value
Fixed maturities-available for sale
U.S. treasury securities and obligations of
U.S. government agencies and corporations	$ 92,932	$ 3,568	$ 96,500
Obligations of U.S. states and political subdivisions	3,512,695	135,834	3,648,529
Corporate securities	741,380	1,910	743,290
Mortgage-backed securities	566,041	(1,019)	565,022
Foreign government securities	416,715	19,802	436,517
Foreign corporate securities	500,913	7,386	508,299
Total fixed maturities	$ 5,830,676	$ 167,481	$ 5,998,157
Equity securities	$ 9,897	$ -	$ 9,897

The changes in net unrealized gains (losses) for the Company’s investments are derived from the following sources for the periods as indicated:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2008	2007
Decrease during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturities	$ (326,254)	$ (46,372)
Other invested assets	(3,122)	766
Change in unrealized depreciation, pre-tax	(329,376)	(45,606)
Deferred taxes	115,281	15,962
Change in unrealized depreciation, net of deferred taxes,
included in stockholder's equity	$ (214,095)	$ (29,644)

The Company frequently reviews its investment portfolio for declines in market value and focuses its attention on securities whose fair value has fallen below 80% of their amortized value at the time of review. The Company then assesses whether the decline in value is temporary or other-than-temporary. In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information and the Company’s ability and intent to hold to recovery. Generally, a change in a security’s value caused by a change in the market or interest rate environment does not constitute an other- than-temporary impairment, but rather a temporary decline in market value. Temporary declines in market value are recorded as unrealized losses in accumulated other comprehensive income. If the Company determines that the decline is other-than-temporary, the carrying value of the investment is written down to fair value and a realized loss is recorded in the Company’s consolidated statements of operations and comprehensive income (loss). The Company’s assessments are based on the issuers current and expected future financial position, timeliness with respect to interest and/or principal payments, speed of repayments on asset-backed securities, as well as relevant information provided by rating agencies, investment advisors and analysts.

The components of net realized capital (losses) gains are presented in the table below for the periods indicated:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2008	2007
Fixed maturities, market value:
Other-than-temporary impairments	$ (67,854)	$ (1,215)
Losses from sales	(13,086)	(936)
Fixed maturities, fair value:
Losses from fair value adjustments	(247)	-
Equity securities, fair value:
(Losses) gains from sales	(12,630)	(8,921)
(Losses) gains from fair value adjustments	(122,938)	119,693
Other invested assets, fair value:
(Losses) gains from fair value adjustments	(44,562)	36,955
Short-term investments	(30)	4
Total	$ (261,347)	$ 145,580

Proceeds from sales of fixed maturity investments, market value, for the nine months ended September 30, 2008 and 2007 were $138.3 million and $38.2 million, respectively. Gross gains of $1.1 million and $1.0 million and gross losses of $14.2 million and $1.9 million were realized on those fixed maturity sales for the nine months ended September 30, 2008 and 2007, respectively. Proceeds from sales of equity security investments, fair value, for the nine months ended September 30, 2008 and 2007 were $380.9 million and $743.9 million, respectively. Gross gains of $5.9 million and $2.8 million and gross losses of $18.5 million and $11.7 million were realized on those equity sales for the nine months ended September 30, 2008 and 2007, respectively.

Included in net realized capital (losses) gains for the nine months ended September 30, 2008 and 2007 was $67.9 million and $1.2 million, respectively, for write-downs in the value of securities deemed to be impaired on an other-than-temporary basis.

4. Fair Value

Effective January 1, 2007, the Company adopted and implemented FAS 159 for its actively managed equity securities and equity shares of its parent. The Company implemented a more active management strategy for these securities and FAS 159 provides guidance on accounting and presentation of these investments in the Company’s consolidated financial statements. Upon adoption of FAS 159, the Company recognized a $204.8 million positive cumulative-effect adjustment to retained earnings, net of $110.3 million of tax. The Company records fair value re-measurements as net realized capital gains or losses in the consolidated statements of operations and comprehensive income. The Company recorded $0.2 million in net realized capital losses due to fair value re-measurement on fixed maturities at fair value for the three and nine months ended September 30, 2008. The net realized capital losses due to fair value re-measurement were $58.8 million and $122.9 million on the equity securities at fair value for the three and nine months ended September 30, 2008, respectively. The net realized capital gains due to fair value re-measurement were $27.4 million and the net realized capital losses due to fair value re-measurement were $44.6 million on other invested assets at fair value for the three and nine months ended September 30, 2008, respectively. The Company recorded $18.7 million and $119.7 million in net realized capital gains due to fair value re-measurement on the equity securities at fair value for the three and nine months ended September 30, 2007, respectively. The net realized capital gains due to fair value re-measurement were $9.0 million and $37.0 million on other invested assets at fair value for the three and nine months ended September 30, 2007, respectively.

The Company’s fixed maturities and equity securities are managed by third party investment asset managers and market and fair values for these securities are obtained from third party pricing services retained by the investment asset managers. In limited instances where prices are not provided by pricing services, price quotes on a non-binding basis are obtained from investment brokers. The investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may obtain additional price quotes for verification. In addition, the Company tests the prices on a random basis to an independent pricing source. The Company has not made any adjustments to the prices obtained from these third party sources.

Fixed maturities are categorized as Level 2, Significant Other Observable Inputs, since a particular security may not have traded but the pricing services are able to use valuation models with observable market inputs such as interest rate yield curves and prices for similar fixed maturities in terms of issuer, maturity and seniority. Fixed maturities priced by brokers are categorized as Level 3, Significant Unobservable Inputs, since the exact method of valuation is not available.

Equity securities in U.S. denominated currency are categorized as Level 1, Quoted Prices in Active Markets for Identical Assets, since the securities are actively traded on an exchange and prices are based on quoted prices from the exchange. Equity securities traded on foreign exchanges are categorized as Level 2 due to potential foreign exchange adjustments to fair or market value.

Other invested assets are categorized as Level 1, Quoted Prices in Active Markets for Identical Assets, since the securities are shares of the Company’s parent, which are actively traded on an exchange and the price is based on a quoted price.

The following tables present the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value	$ 6,377,606	$ -	$ 6,361,680	$ 15,926
Fixed maturities, fair value	11,197	-	11,197	-
Equity securities, market value	9,897	-	9,897	-
Equity securities, fair value	455,312	441,540	13,772	-
Other invested assets, fair value	359,973	359,973	-	-

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2007	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value	$ 5,998,157	$ -	$ 5,919,448	$ 78,709
Equity securities, market value	9,897	-	9,897	-
Equity securities, fair value	815,372	801,611	13,761	-
Other invested assets, fair value	253,791	253,791	-	-

The following tables present the fixed maturity investments for which fair value was measured under Level 3, fair value measurements using significant unobservable inputs, for the periods indicated:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2008	2007
Assets:
Beginning balance at January 1	$ 78,709	$ 24,024
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(2,630)	(636)
Included in other comprehensive income	(1,400)	(940)
Purchases, issuances and settlements	(5,318)	1,067
Transfers in and/or (out) of Level 3	(53,435)	9,920
Ending balance at September 30	$ 15,926	$ 33,435

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$ (2,759)	$ 694

	Three Months Ended
	September 30,
(Dollars in thousands)	2008	2007
Assets:
Beginning balance at July 1	$ 17,132	$ 21,251
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(316)	(691)
Included in other comprehensive income	(812)	(561)
Purchases, issuances and settlements	(114)	1,409
Transfers in and/or (out) of Level 3	36	12,027
Ending balance at September 30	$ 15,926	$ 33,435

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$ 1,302	$ 694

5. Capital Transactions

On December 1, 2005, Group and Holdings filed a shelf registration statement on Form S-3ASR with the Securities and Exchange Commission (“SEC”), as a Well Known Seasoned Issuer. This shelf registration statement was used by Group to register common shares, preferred shares, debt securities, warrants, share purchase contracts and share purchase units; by Holdings to register debt securities and by Everest Re Capital Trust III (“Capital Trust III”) to register trust preferred securities. Group intends to file a new shelf registration statement on or about December 1, 2008 to replace the one filed on December 1, 2005.

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

6. Contingencies

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

The Company’s reserves include an estimate of the Company’s ultimate liability for asbestos and environmental (“A&E”) claims. As of September 30, 2008, approximately 11% of the Company’s gross reserves were an estimate of the Company’s ultimate liability for A&E claims. The Company’s A&E liabilities emanate from Mt. McKinley Insurance Company’s (“Mt. McKinley”), a direct subsidiary of the Company, direct insurance business and Everest Re’s assumed reinsurance business. All of the contracts of insurance and reinsurance under which the Company has received claims during the past three years, expired more than 20 years ago. There are significant uncertainties surrounding the Company’s reserves for its A&E losses.

The following table summarizes incurred losses with respect to A&E on both a gross and net of retrocessional basis for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Gross basis:
Beginning of period reserves	$ 870,998	$ 637,888	$ 922,843	$ 650,134
Incurred losses	-	40,000	-	80,000
Paid losses	(16,895)	(25,696)	(68,740)	(77,942)
End of period reserves	$ 854,103	$ 652,192	$ 854,103	$ 652,192

Net basis:
Beginning of period reserves	$ 513,516	$ 306,096	$ 537,549	$ 313,308
Incurred losses	-	32,155	-	48,630
Paid losses	(8,724)	(10,160)	(32,757)	(33,847)
End of period reserves	$ 504,792	$ 328,091	$ 504,792	$ 328,091

At September 30, 2008, the gross reserves for A&E losses were comprised of $149.3 million representing case reserves reported by ceding companies, $146.1 million representing additional case reserves established by the Company on assumed reinsurance claims, $171.9 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley and $386.8 million representing incurred but not reported (“IBNR”) reserves.

With respect to asbestos only, at September 30, 2008, the Company had gross asbestos loss reserves of $800.7 million, or 93.7%, of total A&E reserves, of which $554.5 million was for assumed business and $246.2 million was for direct business.

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

In 1993 and prior, the Company had a business arrangement with The Prudential Insurance Company of America (“The Prudential”) wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), was unable to make the annuity payments. At September 30, 2008, the estimated cost to replace all such annuities for which the Company was contingently liable was $152.1 million.

Prior to its 1995 initial public offering, the Company had purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. At September 30, 2008, the estimated cost to replace such annuities was $22.7 million.

7. Other Comprehensive (Loss) Income

The following table presents the components of other comprehensive (loss) income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Unrealized (losses) gains on securities	$ (209,446)	$ 46,882	$ (329,376)	$ (45,606)
Tax (benefit) expense	(73,307)	16,409	(115,281)	(15,962)
Net unrealized (losses) gains on securities	(136,139)	30,473	(214,095)	(29,644)

Foreign currency translation adjustments	(15,469)	10,866	(16,231)	26,070
Tax (benefit) expense	(5,412)	3,804	(5,679)	9,125
Net foreign currency translation adjustments	(10,057)	7,062	(10,552)	16,945

Pension adjustment	308	-	1,283	-
Tax expense	108	-	449	-
Net pension adjustment	200	-	834	-

Other comprehensive (loss) income, net of deferred taxes	$ (145,996)	$ 37,535	$ (223,813)	$ (12,699)

8. Letters of Credit

The Company has an arrangement available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments. The Citibank Holdings Credit Facility involves a syndicate of lenders (see Note 13), with Citibank acting as administrative agent. At September 30, 2008 and December 31, 2007, letters of credit for $17.2 million with a date of expiry of December 31, 2008 were issued and outstanding. The letters of credit collateralize reinsurance obligations of the Company’s non-U.S. operations.

9. Trust Agreements

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to a non-affiliated ceding company. At September 30, 2008, the total amount on deposit in the trust account was $19.8 million.

10. Senior Notes

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010.

Interest expense incurred in connection with these senior notes was $7.8 million for both the three months ended September 30, 2008 and 2007 and $23.4 million for both the nine months ended September 30, 2008 and 2007. Market value, which is based on quoted market price at September 30, 2008 and December 31, 2007, was $237.6 million and $235.3 million, respectively, for the 5.40% senior notes and $207.1 million and $215.9 million, respectively, for the 8.75% senior notes.

11. Long Term Subordinated Notes

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

Interest expense incurred in connection with these long term notes was $6.6 million and $19.8 million for the three and nine months ended September 30, 2008, respectively, and $6.6 million and $10.9 million, respectively, for the three and nine months ended September 30, 2007. Market value, which is based on quoted market price at September 30, 2008 and December 31, 2007, was $272.0 million and $349.8 million, respectively, for the 6.6% long term subordinated notes.

12. Junior Subordinated Debt Securities Payable

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

Fair value, which is primarily based on quoted market price of the related trust preferred securities, at September 30, 2008 and December 31, 2007, was $186.0 million and $250.8 million, respectively, for the 6.20% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $5.1 million and $9.4 million for the three months ended September 30, 2008 and 2007, respectively, and $15.3 million and $28.1 million for the nine months ended September 30, 2008 and 2007, respectively.

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

There are certain regulatory and contractual restrictions on the ability of the Company’s operating subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The insurance laws of the State of Delaware, where the Company’s direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to the Company that exceed certain statutory thresholds. In addition, the terms of the Holdings Credit Facility (discussed in Note 13) require Everest Re, the Company’s principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year. At December 31, 2007, $2,595.1 million of the $3,248.5 million in net assets of the Company’s consolidated subsidiaries were subject to the foregoing regulatory restrictions.

13. Credit Line

Effective August 23, 2006, Holdings entered into a new five year, $150.0 million senior revolving credit facility with a syndicate of lenders, referred to as the “Holdings Credit Facility”. Citibank N.A. is the administrative agent for the Holdings Credit Facility. The Holdings Credit Facility may be used for liquidity and general corporate purposes. The Holdings Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either, (1) the Base Rate (as defined below) or (2) a periodic fixed rate equal to the Eurodollar Rate plus an applicable margin. The Base Rate means a fluctuating interest rate per annum in effect from time to time to be equal to the higher of (a) the rate of interest publicly announced by Citibank as its prime rate or (b) 0.5% per annum above the Federal Funds Rate, in each case plus the applicable margin. The amount of margin and the fees payable for the Holdings Credit Facility depends upon Holdings’ senior unsecured debt rating.

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at September 30, 2008, was $1,775.2 million. As of September 30, 2008, Holdings was in compliance with all Holdings Credit Facility covenants.

At September 30, 2008 and at December 31, 2007, there were outstanding letters of credit of $17.2 million under the Holdings Credit Facility.

Costs incurred in connection with the Holdings Credit Facility were $34,747 and $26,542 for the three months ended September 30, 2008 and 2007, respectively, and $94,908 and $79,625 for the nine months ended September 30, 2008 and 2007, respectively.

14. Segment Results

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

The following tables present the underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Gross written premiums	$ 280,467	$ 327,483	$ 714,534	$ 953,505
Net written premiums	146,467	233,083	424,982	697,059

Premiums earned	$ 167,468	$ 231,411	$ 527,475	$ 733,566
Incurred losses and LAE	240,734	127,121	446,013	294,439
Commission and brokerage	27,473	53,830	125,762	169,619
Other underwriting expenses	7,840	7,280	23,500	21,092
Underwriting (loss) gain	$ (108,579)	$ 43,180	$ (67,800)	$ 248,416

U.S. Insurance	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Gross written premiums	$ 194,021	$ 228,207	$ 595,458	$ 607,217
Net written premiums	98,597	180,172	312,949	414,247

Premiums earned	$ 107,822	$ 139,602	$ 372,032	$ 401,747
Incurred losses and LAE	78,386	98,980	335,965	324,093
Commission and brokerage	4,798	20,698	48,438	59,020
Other underwriting expenses	16,876	15,243	47,118	39,621
Underwriting gain (loss)	$ 7,762	$ 4,681	$ (59,489)	$ (20,987)

Specialty Underwriting	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Gross written premiums	$ 54,828	$ 70,508	$ 193,941	$ 201,566
Net written premiums	34,564	49,539	128,787	141,591

Premiums earned	$ 35,317	$ 48,171	$ 126,318	$ 143,131
Incurred losses and LAE	37,615	28,302	81,747	95,080
Commission and brokerage	8,660	10,687	30,418	29,362
Other underwriting expenses	1,937	1,718	6,182	5,082
Underwriting (loss) gain	$ (12,895)	$ 7,464	$ 7,971	$ 13,607

International	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Gross written premiums	$ 248,821	$ 213,635	$ 654,183	$ 589,605
Net written premiums	144,810	139,959	394,260	403,993

Premiums earned	$ 139,285	$ 141,966	$ 395,511	$ 417,970
Incurred losses and LAE	90,261	90,366	252,088	272,504
Commission and brokerage	32,885	29,335	90,652	92,451
Other underwriting expenses	4,691	4,144	14,492	12,194
Underwriting gain	$ 11,448	$ 18,121	$ 38,279	$ 40,821

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive loss for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Underwriting results	$ (102,264)	$ 73,446	$ (81,039)	$ 281,857
Net investment income	97,305	105,023	292,263	307,809
Net realized capital (losses) gains	(108,652)	22,121	(261,347)	145,580
Corporate expense	(1,425)	(1,011)	(4,502)	(3,268)
Interest expense	(19,745)	(26,484)	(59,233)	(68,089)
Other income (expense)	7,951	(24)	(16,039)	(14,464)
(Loss) income before taxes	$ (126,830)	$ 173,071	$ (129,897)	$ 649,425

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

•

Effective January 1, 2008, Everest Re, Bermuda Re and Everest International entered into a whole account quota share whereby, for all new and renewal casualty and property business recorded on or after January 1, 2008, Everest Re ceded 36.0% and 4.0% to Bermuda Re and Everest International, respectively. However, in no event shall the loss cessions to Bermuda Re and Everest International relating to any one catastrophe occurrence on the property business exceed $130.0 million or in the aggregate for each underwriting year for all property catastrophes exceed $275.0 million.

The following table summarizes the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, for the periods indicated:

Bermuda Re	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Ceded written premiums	$ 285,039	$ 198,129	$ 705,859	$ 573,019
Ceded earned premiums	243,685	191,678	667,799	575,689
Ceded losses and LAE (a)	198,505	110,573	409,440	359,655

Everest International	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Ceded written premiums	$ 30,098	$ 19,951	$ 73,798	$ 59,274
Ceded earned premiums	25,739	19,605	69,517	59,884
Ceded losses and LAE	21,506	11,084	43,762	34,269

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

16. Income Taxes

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

The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income taxes. For the three and nine months ended September 30, 2008, the Company expensed approximately $1.0 million and $1.8 million, respectively, in interest and penalties.

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

During the latter part of 2007 and into 2008, there has been a slowdown in the global economy precipitated primarily by increased defaults on sub-prime mortgages in the U.S. and elsewhere, falling house prices and contracting consumer spending. The significant increase in default rates negatively impacted the value of mortgage backed securities held by both foreign and domestic institutions. The defaults have lead to a corresponding increase in foreclosures, which have driven down housing values, resulting in additional losses on the asset-backed securities. During the third quarter and into the fourth quarter of 2008, the credit markets deteriorated dramatically, evidenced by widening credit spreads and dramatically reduced availability of credit. Many financial institutions, including some insurance entities, experienced liquidity crises due to immediate demands for funds for withdrawals or collateral, combined with falling asset values and their inability to sell assets to meet the increased demands. As a result, several financial institutions have failed or been acquired at distressed prices, while others have received loans from the U.S. government to continue operations. The liquidity crisis significantly increased the spreads on fixed maturities and, at the same time, had a dramatic negative impact on the stock markets around the world. The combination of losses on securities from failed or impaired companies combined with the decline in values of fixed maturities and equity securities has resulted in a significant decline in the capital of most insurance and reinsurance companies. It is too early to predict what impact the capital deterioration from declines in portfolio investment values, underwriting losses and company work-outs will have on market conditions. There is an expectation that these events will result in increased rates for insurance and reinsurance in certain segments of the market, although there is limited evidence of increases at this point.

Worldwide insurance and reinsurance market conditions continued to be very competitive in the quarter. Generally, there was ample insurance and reinsurance capacity relative to demand. We noted, however, that in many markets and lines, the rates of decline have slowed, pricing in some segments was relatively flat and there was upward movement in some others. The extent of competition and its effect on rates, terms and conditions varies widely by market and coverage and continues to be most prevalent in the U.S. casualty insurance and reinsurance markets. In addition to demanding lower rates and improved terms, ceding companies have retained more of their business by reducing quota share percentages, purchasing excess of loss covers in lieu of quota shares, and increasing retentions on excess of loss business. Our quota share premiums have declined, particularly on catastrophe exposed property business, due to slower growth and increased purchases of common account covers by ceding companies, which reduces the premiums subject to the quota share contract. The U.S. insurance markets in which we participate remain extremely competitive as well, particularly in the workers’ compensation, public entity and contractor sectors. While our growth has slowed, given the specialty nature of our business and our underwriting discipline, we believe the impact on the profitability of our business to be less pronounced than on the market generally.

Rate decreases in the international markets have generally been less pronounced than in the U.S., and we have seen some increases, particularly for catastrophe exposed business. We have grown our business in the Middle East, Latin America and Asia. We are expanding our international reach by opening a new office in Brazil to capitalize on the recently expanded opportunity for professional reinsurers in that market and on the economic growth expected for Brazil in the future. The international markets have also benefited somewhat from the weaker U.S. dollar compared to a year ago since the foreign currencies convert to higher dollar amounts resulting in favorable year over year premium comparisons.

The reinsurance industry has experienced a period of falling rates and volume. Profit opportunities have become generally less available over time; however the unfavorable trends appear to have abated somewhat. We are now seeing smaller rate declines, pockets of stability and some increases in some markets and for some coverages. As a result of very significant investment and catastrophe losses incurred by both primary insurers and reinsurers over the past nine months, but principally in the most recent quarter, industry-wide capital has declined and rating agency scrutiny has increased. There is an expectation that given the rate softening that has occurred over the past several quarters, the industry-wide decline in capital combined with volatile and inaccessible capital markets and a looming recession, will lead to a hardening of insurance and reinsurance marketplace rates, terms and conditions. It is too early to gauge the extent of hardening, if any, that will occur; however, it appears that much of the redundant capital has been wrung out of the industry, and the stage is set for firmer markets.

Overall, we believe that current marketplace conditions offer profit opportunities for us given our strong ratings, distribution system, reputation and expertise. We continue to employ our strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in our overall portfolio.

Financial Summary.

We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net (loss) income, ratios and stockholder’s equity for the periods indicated:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(Dollars in millions)	2008	2007	(Decrease)	2008	2007	(Decrease)
Gross written premiums	$ 778.1	$ 839.8	-7.3%	$ 2,158.1	$ 2,351.9	-8.2%
Net written premiums	424.4	602.8	-29.6%	1,261.0	1,656.9	-23.9%

REVENUES:
Premiums earned	$ 449.9	$ 561.2	-19.8%	$ 1,421.3	$ 1,696.4	-16.2%
Net investment income	97.3	105.0	-7.3%	292.3	307.8	-5.1%
Net realized capital (losses) gains	(108.7)	22.1	NM	(261.3)	145.6	-279.5%
Other income (expense)	8.0	-	NM	(16.0)	(14.5)	10.9%
Total revenues	446.5	688.3	-35.1%	1,436.2	2,135.3	-32.7%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	447.0	344.8	29.7%	1,115.8	986.1	13.2%
Commission, brokerage, taxes and fees	73.8	114.6	-35.6%	295.3	350.5	-15.7%
Other underwriting expenses	32.8	29.4	11.5%	95.8	81.3	17.9%
Interest, fees and bond issue cost amortization expense	19.7	26.5	-25.4%	59.2	68.1	-13.0%
Total claims and expenses	573.3	515.2	11.3%	1,566.1	1,485.9	5.4%

(LOSS) INCOME BEFORE TAXES	(126.8)	173.1	-173.3%	(129.9)	649.4	-120.0%
Income tax (benefit) expense	(47.9)	62.5	-176.7%	(69.3)	194.3	-135.7%
NET (LOSS) INCOME	$ (78.9)	$ 110.6	-171.4%	$ (60.6)	$ 455.1	-113.3%

			Point			Point
RATIOS:			Change			Change
Loss ratio	99.4%	61.4%	38.0	78.5%	58.1%	20.4
Commission and brokerage ratio	16.4%	20.4%	(4.0)	20.8%	20.7%	0.1
Other underwriting expense ratio	7.2%	5.3%	1.9	6.7%	4.8%	1.9
Combined ratio	123.0%	87.1%	35.9	106.0%	83.6%	22.4

				At	At	Percentage
(Dollars in millions)				September 30,	December 31,	Increase/
Balance sheet data:				2008	2007	(Decrease)
Total investments and cash				$ 8,407.5	$ 8,992.8	-6.5%
Total assets				13,280.3	13,543.5	-1.9%
Reserve for losses and loss adjustment expenses				7,662.5	7,538.7	1.6%
Total debt				1,179.0	1,178.9	0.0%
Total liabilities				10,992.9	10,976.0	0.2%
Stockholder's equity				2,287.5	2,567.5	-10.9%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Revenues.

Premiums. Gross written premiums decreased by $61.7 million, or 7.3%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, reflecting declines of $34.2 million in our U.S. insurance business and $27.5 million in our reinsurance business. Gross written premiums decreased by $193.8 million, or 8.2%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, reflecting declines of $182.0 million in our reinsurance business and $11.8 million in our U.S. insurance business. The decline in our reinsurance business was primarily attributable to continued competitive conditions in both the property and casualty sectors of the market, especially in the U.S., partially offset by strong renewals and higher rates in some international markets. Insurance segment premiums were also lower, as conditions for workers’ compensation, public equity and contractors business have become increasingly competitive, which has reduced the volume of business that meets our underwriting and pricing criteria.

Net written premiums decreased by $178.3 million, or 29.6%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and by $395.9 million, or 23.9%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, due to the increase in written premiums ceded and the decrease in gross written premiums. Ceded premiums increased due to increased cessions to affiliated quota shares. Correspondingly, net premiums earned decreased by $111.3 million, or 19.8%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and by $275.1 million, or 16.2%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Net Investment Income. Net investment income decreased by 7.3% to $97.3 million for the three months ended September 30, 2008 compared to $105.0 million for the three months ended September 30, 2007, primarily due to lower rates on short-term bonds. The annualized pre-tax investment portfolio yield for the three months ended September 30, 2008 was 4.6% compared to 4.9% for the three months ended September 30, 2007.

Net investment income decreased by 5.1% to $292.3 million for the nine months ended September 30, 2008 compared to $307.8 million for the nine months ended September 30, 2007, primarily due to lower short-term interest rates and a decrease in income from our limited partnership investments, particularly from those partnerships which invest in public equity securities. The annualized pre-tax investment portfolio yield for the nine months ended September 30, 2008 was 4.5% compared to 4.9% for the nine months ended September 30, 2007.

Net Realized Capital (Losses) Gains. Net realized capital losses were $108.7 million and $261.3 million for the three and nine months ended September 30, 2008, respectively. Net realized capital gains were $22.1 million and $145.6 million for the three and nine months ended September 30, 2007, respectively. The capital losses for the three and nine months of 2008 were primarily the result of the credit crisis impacting the global financial markets, which reduced the values of equity and fixed income securities. Our investment portfolios at fair value declined $31.6 million and $167.7 million for the three and nine months ended September 30, 2008, respectively. We report changes in fair values as realized capital gains or losses in accordance with Financial Accounting Standards (“FAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment to FASB Statement No. 115” (“FAS 159”), irrespective or whether or not the securities have been sold. We reported realized capital losses from other-than-temporary impairments on our fixed income portfolio of $63.8 million and $67.9 million for the three and nine months ended September 30, 2008, respectively. All of these losses resulted from other-than-temporary impairments to the values of specific fixed income securities. We report other-than-temporary impairments as realized capital losses in accordance with FAS No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FAS 115-1”).

Other Income (Expense). We recorded $8.0 million of other income and $0.02 million of other expense for the three months ended September 30, 2008 and 2007, respectively and $16.0 million and $14.5 million of other expense for the nine months ended September 30, 2008 and 2007, respectively. These amounts were primarily due to fluctuations in foreign currency exchange rates and decreased deferrals on retroactive reinsurance agreements with affiliates.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses. The following table presents our incurred losses and loss adjustment expenses (“LAE”) for all segments for the periods indicated.

	Three Months Ended September 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional (a)	$ 301.7	$ (12.2)	$ 289.5	$ 314.7	$ (18.1)	$ 296.6	$ (13.0)	$ 5.9	$ (7.1)
Catastrophes	151.5	6.0	157.5	10.7	5.4	16.1	140.8	0.6	141.5
A&E	-	-	-	-	32.2	32.2	-	(32.2)	(32.2)
Total all segments	$ 453.2	$ (6.2)	$ 447.0	$ 325.4	$ 19.4	$ 344.8	$ 127.8	$ (25.6)	$ 102.2
Loss ratio	100.7%	-1.4%	99.4%	58.0%	3.5%	61.4%	42.7	(4.9)	38.0

	Nine Months Ended September 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional (a)	$ 870.3	$ 62.9	$ 933.1	$ 922.1	$ (39.5)	$ 882.6	$ (51.9)	$ 102.4	$ 50.5
Catastrophes	168.3	14.4	182.7	48.2	6.7	54.9	120.1	7.7	127.8
A&E	-	-	-	-	48.6	48.6	-	(48.6)	(48.6)
Total all segments	$ 1,038.6	$ 77.2	$ 1,115.8	$ 970.3	$ 15.8	$ 986.1	$ 68.3	$ 61.4	$ 129.7
Loss ratio	73.1%	5.4%	78.5%	57.2%	0.9%	58.1%	15.9	4.5	20.4

(a) Attritional losses exclude catastrophe and A&E losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE were higher by $102.2 million, or 29.7%, for the three months ended September 30, 2008 compared to the same period in 2007. The increase was primarily due to $141.5 million greater catastrophe losses, principally from Hurricanes Gustav and Ike, partially offset by the absence in 2008 of any asbestos and environmental (“A&E”) prior years’ reserves strengthening.

Incurred losses and LAE were higher by $129.7 million, or 13.2%, for the nine months ended September 30, 2008 compared to the same period in 2007. The increase was primarily due to greater catastrophe losses in the 2008 period, principally from Hurricanes Gustav and Ike and the China snowstorm. We experienced $62.9 million of unfavorable reserve development in prior years’ attritional reserves during the nine months ended September 30, 2008 compared to $39.5 million of favorable development during the 2007 period. The unfavorable development during 2008 was predominantly caused by higher than expected losses on an expired auto loan credit insurance program.

Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees decreased by $40.7 million, or by 35.6%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and by $55.2 million, or by 15.7%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This directly variable expense was influenced by the decline in net earned premiums, higher commissions due to new insurance programs, business mix and changes in ceding commission rates on the affiliated quota share agreement.

Our commission and brokerage ratio was impacted by reinsurance premiums. Catastrophe reinsurance provides coverage for one event; however, some contracts require or permit the restoration of exhausted limits in consideration of an additional premium payment known as a reinstatement premium. In general, there are no commissions or brokerage paid on reinstatement premiums. Our commission and brokerage ratio includes a 0.8 point decrease due to reinstatement premiums for the quarter ended September 30, 2008. All other periods were minimally impacted.

Other Underwriting Expenses. Other underwriting expenses for the three months ended September 30, 2008 increased by $3.4 million, or 11.5%, compared to the three months ended September 30, 2007 and other underwriting expenses for the nine months ended September 30, 2008 increased by $14.5 million, or 17.9%, compared to the nine months ended September 30, 2007. These increases were principally due to higher compensation and benefits expense and increased staff count, primarily in the U.S. Insurance segment. Included in other underwriting expenses were corporate expenses, which are expenses that are not allocated to segments, of $1.4 million and $1.0 million for the three months ended September 30, 2008 and 2007, respectively, and $4.5 million and $3.3 million for the nine months ended September 30, 2008 and 2007, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest and other expense was $19.7 million and $26.5 million for the three months ended September 30, 2008 and 2007, respectively, and $59.2 million and $68.1 million for the nine months ended September 30, 2008 and 2007, respectively. These decreases were primarily due to the acceleration of issue cost amortization and interest expense in 2007 for the junior subordinated debt securities retired in November, 2007, with no such expense in 2008.

Income Tax (Benefit) Expense. Our income tax was a benefit of $47.9 million and $69.3 million for the three and nine months ended September 30, 2008, respectively. Our income tax expense was $62.5 million and $194.3 million for the three and nine months ended September 30, 2007, respectively. We received an income tax benefit in the 2008 periods because we had taxable losses as a result of Hurricanes Gustav and Ike and net realized capital losses. In contrast, we had taxable income in the 2007 periods. Our income tax benefit/expense is primarily a function of the statutory tax rate, coupled with the impact from tax-preferenced investment income.

Net (Loss) Income.

We incurred net losses of $78.9 million and $60.6 million for the three and nine months ended September 30, 2008 compared to net income of $110.6 million and $455.1 million for the three and nine months ended September 30, 2007. The loss for the 2008 periods was primarily caused by after-tax net realized capital losses and catastrophe losses. We had after-tax net realized capital gains and light catastrophe losses in the 2007 periods.

Ratios.

Our combined ratio increased by 35.9 points to 123.0% for the three months ended September 30, 2008 compared to 87.1% for the three months ended September 30, 2007 and by 22.4 points to 106.0% for the nine months ended September 30, 2008 compared to 83.6% for the nine months ended September 30, 2007. The loss ratio increased 38.0 points for the three month comparison and 20.4 points for the nine month comparison, principally due to the increased catastrophe losses and adverse reserve development in the 2008 period, partially offset by the absence in 2008 of any A&E loss development. The commission and brokerage ratio component decreased 4.0 points for the three month comparison and increased 0.1 points for the nine month comparison. The other underwriting expense ratio component increased by 1.9 points for the three and nine month comparison primarily due to increased compensation costs associated with increased staff.

Stockholder's Equity.

Stockholder's equity declined by $280.0 million to $2,287.5 million at September 30, 2008 from $2,567.5 million at December 31, 2007 due to $214.1 million of unrealized depreciation, net of tax, on investments, a net loss of $60.6 million and a loss on foreign exchange translation of $10.6 million, partially offset by $4.4 million of share-based compensation transactions. The increase in unrealized depreciation is due to the current financial market liquidity crisis that has resulted in significantly increased credit spreads and concomitantly lower corporate and municipal security values. The market values for our fixed maturities are received from third party vendors and no mitigating adjustments have been made to the values for the illiquid market conditions.

Consolidated Investment Results

Net Investment Income.

Net investment income decreased 7.3% to $97.3 million for the three months ended September 30, 2008 compared to $105.0 million for the three months ended September 30, 2007, primarily due to lower short-term interest rates.

Net investment income decreased 5.1% to $292.3 million for the nine months ended September 30, 2008 from $307.8 million for the nine months ended September 30, 2007, primarily due to lower short-term interest rates and decreased income from our limited partnership investments, particularly from those partnerships which invest in public equity securities.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2008	2007	2008	2007
Fixed maturities	$ 81.1	$ 71.7	$ 233.1	$ 222.7
Equity securities	2.0	2.2	5.4	6.8
Short-term investments and cash	4.3	20.9	23.8	43.8
Other invested assets
Limited partnerships	10.2	9.2	29.9	34.0
Other	2.2	1.4	6.8	4.3
Total gross investment income	99.8	105.5	299.0	311.7
Interest credited and other expense	(2.4)	(0.5)	(6.6)	(3.9)
Total net investment income	$ 97.3	$ 105.0	$ 292.3	$ 307.8

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	September 30,	December 31,
	2008	2007
Imbedded pre-tax yield of cash and invested assets	4.5%	4.6%
Imbedded after-tax yield of cash and invested assets	3.6%	3.6%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Annualized pre-tax yield on average cash and invested assets	4.6%	4.9%	4.5%	4.9%
Annualized after-tax yield on average cash and invested assets	3.6%	3.8%	3.6%	3.9%

Net Realized Capital (Losses) Gains.

The following table presents the composition of our net realized capital (losses) gains for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2008	2007	Variance	% Change	2008	2007	Variance	% Change
(Losses) gains from sales:
Fixed maturities, market value
Gains	$ -	$ -	$ -	NM	$ 1.1	$ 1.0	$ 0.1	10.0%
Losses	(12.2)	(1.9)	(10.3)	NM	(14.2)	(1.9)	(12.3)	NM
Total	(12.2)	(1.9)	(10.3)	NM	(13.1)	(0.9)	(12.2)	NM

Equity securities, fair value
Gains	3.8	0.2	3.6	NM	5.9	2.8	3.1	110.7%
Losses	(4.8)	(2.7)	(2.1)	77.8%	(18.5)	(11.7)	(6.8)	58.1%
Total	(1.0)	(2.5)	1.5	-60.0%	(12.6)	(8.9)	(3.7)	41.6%

Total net realized capital (losses) gains from sales
Gains	3.8	0.2	3.6	NM	7.0	3.8	3.2	84.2%
Losses	(17.0)	(4.6)	(12.4)	NM	(32.7)	(13.6)	(19.1)	140.4%
Total	(13.2)	(4.4)	(8.8)	200.0%	(25.7)	(9.8)	(15.9)	162.2%

Other-than-temporary impairments	(63.8)	(1.2)	(62.6)	NM	(67.9)	(1.2)	(66.7)	NM

(Losses) gains from fair value adjustments:
Fixed maturities, fair value	(0.2)	-	(0.2)	NM	(0.2)	-	(0.2)	NM
Equity securities, fair value	(58.8)	18.7	(77.5)	NM	(122.9)	119.7	(242.6)	-202.7%
Other invested assets, fair value	27.4	9.0	18.4	204.4%	(44.6)	37.0	(81.6)	-220.5%
Total	(31.6)	27.7	(59.3)	-214.1%	(167.7)	156.6	(324.3)	-207.1%

Total net realized capital (losses) gains	$ (108.6)	$ 22.1	$ (130.7)	NM	$ (261.3)	$ 145.6	$ (406.9)	NM

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

We recorded $0.2 million in net realized capital losses due to fair value re-measurement on fixed maturities for the three and nine months ended September 30, 2008. The net realized capital losses due to fair value re-measurements were $58.8 million and $122.9 million on the equity securities at fair value for the three and nine months ended September 30, 2008, respectively. We had net realized capital gains due to fair value re-measurements of $27.4 million and net realized capital losses due to fair value re-measurements of $44.6 million on other invested assets at fair value for the three and nine months ended September 30, 2008, respectively. We recorded $18.7 million and $119.7 million in net realized capital gains due to fair value re-measurement on the equity securities at fair value for the three and nine months ended September 30, 2007, respectively. The net realized capital gains due to fair value re-measurement were $9.0 million and $37.0 million on other invested assets at fair value for the three and nine months ended September 30, 2007, respectively. In addition, we recorded other-than-temporary impairments of $63.8 million and $67.9 million for the three and nine months ended September 30, 3008, respectively, as compared to $1.2 million for the three and nine months ended September 30, 3007. The increase in unrealized depreciation is due to the current financial market liquidity crisis that has resulted in significantly increased credit spreads and concomitantly lower corporate and municipal security values. The market values from our fixed maturities are received from third party vendors and no mitigating adjustments have been made to the values for the illiquid market conditions.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.

The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2008	2007	Variance	% Change	2008	2007	Variance	% Change
Gross written premiums	$ 280.5	$ 327.5	$ (47.0)	-14.4%	$ 714.5	$ 953.5	$ (239.0)	-25.1%
Net written premiums	146.5	233.1	(86.6)	-37.2%	425.0	697.1	(272.1)	-39.0%

Premiums earned	$ 167.5	$ 231.4	$ (63.9)	-27.6%	$ 527.5	$ 733.6	$ (206.1)	-28.1%
Incurred losses and LAE	240.7	127.1	113.6	89.4%	446.0	294.4	151.6	51.5%
Commission and brokerage	27.5	53.8	(26.4)	-49.0%	125.8	169.6	(43.9)	-25.9%
Other underwriting expenses	7.8	7.3	0.6	7.7%	23.5	21.1	2.4	11.4%
Underwriting (loss) gain	$ (108.6)	$ 43.2	$ (151.8)	NM	$ (67.8)	$ 248.4	$ (316.2)	-127.3%

				Point Chg				Point Chg
Loss ratio	143.7%	54.9%		88.8	84.6%	40.1%		44.5
Commission and brokerage ratio	16.4%	23.3%		(6.9)	23.8%	23.1%		0.7
Other underwriting expense ratio	4.7%	3.1%		1.6	4.5%	2.9%		1.6
Combined ratio	164.8%	81.3%		83.5	112.9%	66.1%		46.8

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 14.4% to $280.5 million for the three months ended September 30, 2008 from $327.5 million for the three months ended September 30, 2007, primarily due to a $28.9 million (13.2%) decrease in treaty property volume, a $14.5 million (45.4%) decrease in facultative volume and a $3.6 million (4.7%) decrease in treaty casualty volume. Although renewal results were generally favorable, property premiums were lower due to increased common account reinsurance protections, particularly on one Florida quota share account and two quota share non-renewals. Facultative volume decreased due to ceding companies retaining a greater portion of gross premiums. Our treaty casualty premium was lower than last year’s third quarter as we have reduced this book to a group of core accounts in response to the softer market conditions. Net written premiums decreased by 37.2% to $146.5 million for the three months ended September 30, 2008 compared to $233.1 million for the three months ended September 30, 2007, primarily due to the decrease in gross written premium and increased quota share cessions to affiliates. Net premiums earned decreased by 27.6% to $167.5 million for the three months ended September 30, 2008 compared to $231.4 million for the three months ended September 30, 2007, in line with the change in net written premiums.

Gross written premiums decreased by 25.1% to $714.5 million for the nine months ended September 30, 2008 from $953.5 million for the nine months ended September 30, 2007, primarily due to a $140.8 million (24.1%) decrease in treaty property volume, a $50.4 million (42.2%) decrease in facultative volume and a $47.6 million (19.1%) decrease in treaty casualty volume. Net written premiums decreased by 39.0% to $425.0 million for the nine months ended September 30, 2008 compared to $697.1 million for the nine months ended September 30, 2007. Net premiums earned decreased by 28.1% to $527.5 million for the nine months ended September 30, 2008 compared to $733.6 million for the nine months ended September 30, 2007. Variances for the nine months were driven by similar factors as those discussed above for the three months.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 96.9	$ 4.9	$ 101.8	$ 112.7	$ (21.5)	$ 91.2	$ (15.9)	$ 26.4	$ 10.6
Catastrophes	133.4	5.6	138.9	0.1	3.7	3.7	133.3	1.9	135.2
A&E	-	-	-	-	32.2	32.2	-	(32.2)	(32.2)
Total segment	$ 230.3	$ 10.5	$ 240.7	$ 112.8	$ 14.4	$ 127.1	$ 117.4	$ (3.8)	$ 113.6
Loss ratio	137.5%	6.3%	143.7%	48.7%	6.2%	54.9%	88.8	0.1	88.8

	Nine Months Ended September 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 285.6	$ 9.5	$ 295.1	$ 326.2	$ (70.0)	$ 256.2	$ (40.6)	$ 79.5	$ 38.9
Catastrophes	139.4	11.6	150.9	0.1	(10.4)	(10.4)	139.3	22.0	161.3
A&E	-	-	-	-	48.6	48.6	-	(48.6)	(48.6)
Total segment	$ 425.0	$ 21.0	$ 446.0	$ 326.2	$ (31.8)	$ 294.4	$ 98.8	$ 52.8	$ 151.6
Loss ratio	80.6%	4.0%	84.6%	44.5%	-4.3%	40.1%	36.1	8.3	44.5

(Some amounts may not reconcile due to rounding.)

Incurred losses were higher by $113.6 million (88.8 points) for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily due to losses from Hurricanes Gustav and Ike, partially offset by the absence in 2008 of A&E loss development.

Incurred losses were $151.6 million higher for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to losses from Hurricanes Gustav and Ike. We also experienced slightly unfavorable reserve development on prior years’ attritional losses for 2008 compared to favorable development in 2007. These were partially offset by a 6.6 point decrease due to no reserve adjustments in 2008 for A&E losses, which experienced adverse development in 2007.

Segment Expenses. Commission and brokerage expenses decreased by 49.0% to $27.5 million for the three months ended September 30, 2008 from $53.8 million for the three months ended September 30, 2007. Most of the decline results from lower earned premiums, down 28%, in the third quarter of 2008. As well, we recorded $20.7 million of reinstatement premiums in the quarter on which no commission is paid and there was a reduction in commissions paid on the intercompany quota share.

Commission and brokerage expenses declined by 25.9% to $125.8 million for the nine months ended September 30, 2008 from $169.6 million for the nine months ended September 30, 2007, generally in line with the net premiums earned.

Segment other underwriting expenses for the three months ended September 30, 2008 increased slightly to $7.8 million from $7.3 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, segment other underwriting expenses increased to $23.5 million from $21.1 million for the nine months ended September 30, 2007, primarily due to the allocation of certain corporate charges to segments starting in the fourth quarter of 2007, which had been previously retained in corporate expenses.

U.S. Insurance.

The following table presents the underwriting results and ratios for the U.S. Insurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2008	2007	Variance	% Change	2008	2007	Variance	% Change
Gross written premiums	$ 194.0	$ 228.2	$ (34.2)	-15.0%	$ 595.5	$ 607.2	$ (11.8)	-1.9%
Net written premiums	98.6	180.2	(81.6)	-45.3%	312.9	414.2	(101.3)	-24.5%

Premiums earned	$ 107.8	$ 139.6	$ (31.8)	-22.8%	$ 372.0	$ 401.7	$ (29.7)	-7.4%
Incurred losses and LAE	78.4	99.0	(20.6)	-20.8%	336.0	324.1	11.9	3.7%
Commission and brokerage	4.8	20.7	(15.9)	-76.8%	48.4	59.0	(10.6)	-17.9%
Other underwriting expenses	16.9	15.2	1.6	10.7%	47.1	39.6	7.5	18.9%
Underwriting gain (loss)	$ 7.8	$ 4.7	$ 3.1	65.8%	$ (59.5)	$ (21.0)	$ (38.5)	183.5%

				Point Chg				Point Chg
Loss ratio	72.7%	70.9%		1.8	90.3%	80.7%		9.6
Commission and brokerage ratio	4.4%	14.8%		(10.4)	13.0%	14.7%		(1.7)
Other underwriting expense ratio	15.7%	10.9%		4.8	12.7%	9.8%		2.9
Combined ratio	92.8%	96.6%		(3.8)	116.0%	105.2%		10.8

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 15.0% to $194.0 million for the three months ended September 30, 2008 from $228.2 million for the three months ended September 30, 2007. Conditions for workers’ compensation, contractors and public equity business, have gotten increasingly competitive, which has reduced the volume of business that meets our underwriting and pricing criteria. A little less than half of the shortfall compared to last year’s third quarter was from our C.V. Starr program, where we have lost some public entity business because we did not match market pricing and terms, which we deemed to be inadequate. Net written premiums decreased by 45.3% to $98.6 million for the three months ended September 30, 2008 compared to $180.2 million for the three months ended September 30, 2007. The decrease in net written premiums was larger than the decline in gross written premiums primarily due to increased reinsurance purchases on select larger new programs and an increase in the ceding percentage for 2008 in the affiliated quota share agreement. Net premiums earned decreased by 22.8% to $107.8 million for the three months ended September 30, 2008 from $139.6 million for the three months ended September 30, 2007. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Gross written premiums decreased by 1.9% to $595.5 million for the nine months ended September 30, 2008 from $607.2 million for the nine months ended September 30, 2007. Net written premiums decreased by 24.5% to $312.9 million for the nine months ended September 30, 2008 compared to $414.2 million for the nine months ended September 30, 2007. Net premiums earned decreased by 7.4% to $372.0 million for the nine months ended September 30, 2008 from $401.7 million for the nine months ended September 30, 2007. Variances for the nine months were driven by the factors enumerated above for the three months.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the U.S. Insurance segment for the periods indicated.

	Three Months Ended September 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 80.7	$ (2.4)	$ 78.4	$ 99.4	$ (0.4)	$ 99.0	$ (18.6)	$ (2.0)	$ (20.6)
Catastrophes	-	-	-	-	-	-	-	-	-
Total segment	$ 80.7	$ (2.4)	$ 78.4	$ 99.4	$ (0.4)	$ 99.0	$ (18.6)	$ (2.0)	$ (20.6)
Loss ratio	74.9%	-2.2%	72.7%	71.2%	-0.3%	70.9%	3.7	(1.9)	1.8

	Nine Months Ended September 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 261.8	$ 74.4	$ 336.2	$ 290.0	$ 34.4	$ 324.4	$ (28.2)	$ 39.9	$ 11.8
Catastrophes	-	(0.2)	(0.2)	-	(0.3)	(0.3)	-	0.1	0.1
Total segment	$ 261.8	$ 74.2	$ 336.0	$ 290.0	$ 34.1	$ 324.1	$ (28.2)	$ 40.1	$ 11.9
Loss ratio	70.4%	19.9%	90.3%	72.2%	8.5%	80.7%	(1.8)	11.4	9.6

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 20.8% to $78.4 million for the three months ended September 30, 2008 from $99.0 million for the three months ended September 30, 2007, slightly less than the decrease in net earned premium, as the segment loss ratio increased by 1.8 points to 72.7%.

Despite lower net premiums earned, incurred losses and LAE increased by 3.7% to $336.0 million for the nine months ended September 30, 2008 from $324.1 million for the nine months ended September 30, 2007, as the segment loss ratio increased by 9.6 points to 90.3%. For the nine months ended September 30, 2008, we strengthened our reserves for an auto loan credit insurance program by $85.3 million and by $59.7 million in the 2007 period. This increase accounts for most of the increase in the loss ratio. The deterioration in general economic conditions has had an adverse impact on personal loan performance, particularly sub-prime loan performance resulting in unforeseen increases in loan default rates and claim amounts. We commuted our remaining liability on this program with the largest policyholder representing approximately one third of the remaining loss exposure. Given the magnitude of our current reserves, the maturity of the remaining insured portfolio and the reduced principal exposure, we believe the future adverse loss development related to this program will not be material.

Segment Expenses. Commission and brokerage expenses decreased by 76.8% to $4.8 million for the three months ended September 30, 2008 from $20.7 million for the three months ended September 30, 2007 and by 17.9% to $48.4 million for the nine months ended September 30, 2008 from $59.0 million for the nine months ended September 30, 2007. The decline in commissions, particularly for the 2008 quarter, related to decreased premium volume and a true-up in ceded commissions under the affiliated quota share agreement.

Segment other underwriting expenses for the three months ended September 30, 2008 increased to $16.9 million compared to $15.2 million for the three months ended September 30, 2007 and for the nine months ended September 30, 2008, increased to $47.1 million compared to $39.6 million for the nine months ended September 30, 2007. These increases were due to increased compensation costs associated with increased staff and the allocation of certain corporate charges to segments starting in the fourth quarter of 2007, which had been previously retained in corporate expenses.

Specialty Underwriting.

The following table presents the underwriting results and ratios for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2008	2007	Variance	% Change	2008	2007	Variance	% Change
Gross written premiums	$ 54.8	$ 70.5	$ (15.7)	-22.2%	$ 193.9	$ 201.6	$ (7.6)	-3.8%
Net written premiums	34.6	49.5	(15.0)	-30.2%	128.8	141.6	(12.8)	-9.0%

Premiums earned	$ 35.3	$ 48.2	$ (12.9)	-26.7%	$ 126.3	$ 143.1	$ (16.8)	-11.7%
Incurred losses and LAE	37.6	28.3	9.3	32.9%	81.7	95.1	(13.3)	-14.0%
Commission and brokerage	8.7	10.7	(2.0)	-19.0%	30.4	29.4	1.1	3.6%
Other underwriting expenses	1.9	1.7	0.2	12.7%	6.2	5.1	1.1	21.6%
Underwriting (loss) gain	$ (12.9)	$ 7.5	$ (20.4)	-272.8%	$ 8.0	$ 13.6	$ (5.6)	-41.4%

				Point Chg				Point Chg
Loss ratio	106.5%	58.8%		47.7	64.7%	66.4%		(1.7)
Commission and brokerage ratio	24.5%	22.2%		2.3	24.1%	20.5%		3.6
Other underwriting expense ratio	5.5%	3.5%		2.0	4.9%	3.6%		1.3
Combined ratio	136.5%	84.5%		52.0	93.7%	90.5%		3.2

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 22.2% to $54.8 million for the three months ended September 30, 2008 from $70.5 million for the three months ended September 30, 2007, primarily due to an $8.4 million (38.5%) decrease in A&H premiums, a $7.6 million (22.2%) decrease in marine premiums and a $2.2 million (126.8%) decrease in aviation premiums, partially offset by a $2.5 million (19.9%) increase in surety premiums. Net written premiums decreased by 30.2% to $34.6 million for the three months ended September 30, 2008 compared to $49.5 million for the three months ended September 30, 2007, primarily due to the decrease in gross written premiums combined with the increase in quota share cessions to affiliates. Net premiums earned decreased by 26.7% to $35.3 million for the three months ended September 30, 2008 compared to $48.2 million for the same period in 2007. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Gross written premiums decreased by 3.8% to $193.9 million for the nine months ended September 30, 2008 from $201.6 million for the nine months ended September 30, 2007, primarily due to a decrease of $15.9 million (72.2%) in aviation premiums and a $13.8 million (19.2%) decrease in A&H premiums, partially offset by a $17.5 million (22.6%) increase in marine premiums, principally due to two new accounts and a $4.5 million (14.7%) increase in surety premiums. Net written premiums decreased by 9.0% to $128.8 million for the nine months ended September 30, 2008 compared to $141.6 million for the nine months ended September 30, 2007. Net premiums earned decreased by 11.7% to $126.3 million for the nine months ended September 30, 2008 compared to $143.1 million for the same period in 2007. The causes of the variances for the nine months ended September 30, 2008 and 2007 were similar to those set forth above for the three months ended September 30, 2008 and 2007.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended September 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 24.6	$ -	$ 24.6	$ 25.1	$ 1.1	$ 26.1	$ (0.5)	$ (1.1)	$ (1.5)
Catastrophes	10.5	2.5	13.0	-	2.2	2.2	10.5	0.3	10.8
Total segment	$ 35.1	$ 2.5	$ 37.6	$ 25.1	$ 3.2	$ 28.3	$ 10.0	$ (0.7)	$ 9.3
Loss ratio	99.5%	7.0%	106.5%	52.0%	6.7%	58.8%	47.5	0.3	47.7

	Nine Months Ended September 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 75.1	$ (7.7)	$ 67.4	$ 78.8	$ 1.4	$ 80.2	$ (3.7)	$ (9.1)	$ (12.8)
Catastrophes	10.5	3.9	14.4	-	14.8	14.8	10.5	(11.0)	(0.5)
Total segment	$ 85.6	$ (3.9)	$ 81.7	$ 78.8	$ 16.2	$ 95.1	$ 6.8	$ (20.1)	$ (13.3)
Loss ratio	67.8%	-3.1%	64.7%	55.1%	11.3%	66.4%	12.7	(14.4)	(1.7)

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased to $37.6 million for the three months ended September 30, 2008 compared to $28.3 million for the three months ended September 30, 2007. Overall, the loss ratio was higher by 47.7 points for the third quarter of 2008 compared to the third quarter of 2007. The increase for the three months was primarily the result of Hurricanes Gustav and Ike losses, which accounted for 29.7 points of the 47.7 point increase. Approximately 18 points of the increase was due to higher attritional losses in the current period as loss experience was less favorable than in the prior year’s third quarter.

Incurred losses and LAE decreased to $81.7 million for the nine months ended September 30, 2008 compared to $95.1 million for the nine months ended September 30, 2007. The loss ratio was 1.7 points lower for the nine months ended September 30, 2008 compared to the same period in 2007. The attritional loss ratio was 2.7 points lower in the 2008 period, while the catastrophe loss ratio was 1.0 point higher for the same period.

Segment Expenses. Commission and brokerage decreased by 19.0% to $8.7 million for the three months ended September 30, 2008 from $10.7 million for the three months ended September 30, 2007 and increased by 3.6% to $30.4 million for the nine months ended September 30, 2008 from $29.4 million for the nine months ended September 30, 2007. These changes were primarily due to the combined impacts of higher commission rates due to a more competitive market, decreases in net earned premium volume and fluctuations resulting from cessions under quota shares with affiliates.

Segment other underwriting expenses were $1.9 million and $1.7 million for the three months ended September 30, 2008 and 2007, respectively. Segment other underwriting expenses were $6.2 million for the nine months ended September 30, 2008 and $5.1 million for the nine months ended September, 2007. These increases were primarily due to the allocation of certain corporate charges to segments, which had been previously retained in corporate expenses.

International.

The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2008	2007	Variance	% Change	2008	2007	Variance	% Change
Gross written premiums	$ 248.8	$ 213.6	$ 35.2	16.5%	$ 654.2	$ 589.6	$ 64.6	11.0%
Net written premiums	144.8	140.0	4.9	3.5%	394.3	404.0	(9.7)	-2.4%

Premiums earned	$ 139.3	$ 142.0	$ (2.7)	-1.9%	$ 395.5	$ 418.0	$ (22.5)	-5.4%
Incurred losses and LAE	90.3	90.4	(0.1)	-0.1%	252.1	272.5	(20.4)	-7.5%
Commission and brokerage	32.9	29.3	3.6	12.1%	90.7	92.5	(1.8)	-1.9%
Other underwriting expenses	4.7	4.1	0.5	13.2%	14.5	12.2	2.3	18.8%
Underwriting gain	$ 11.4	$ 18.1	$ (6.7)	-36.8%	$ 38.3	$ 40.8	$ (2.5)	-6.2%

				Point Chg				Point Chg
Loss ratio	64.8%	63.7%		1.1	63.7%	65.2%		(1.5)
Commission and brokerage ratio	23.6%	20.7%		2.9	22.9%	22.1%		0.8
Other underwriting expense ratio	3.4%	2.8%		0.6	3.7%	2.9%		0.8
Combined ratio	91.8%	87.2%		4.6	90.3%	90.2%		0.1

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by $35.2 million to $248.8 million for the three months ended September 30, 2008 from $213.6 million for the three months ended September 30, 2007 and by $64.6 million to $654.2 million for the nine months ended September 30, 2008 from $589.6 million for the nine months ended September 30, 2007. Approximately $8 million and $22 million of the increases for the three and nine month periods ended September 30, 2008 compared to September 30, 2007, respectively, were due to currency movement. We obtained some renewal increases in the quarter and saw higher rates in some markets. Our long-term relationships and solid financial strength ratings are definite advantages in the international markets as we have been offered several opportunities recently, to replace reinsurers with less solid financial strength ratings. In addition, we have obtained some preferential signings including preferential terms and conditions.

Net written premiums increased by 3.5% to $144.8 million for the three months ended September 30, 2008 compared to $140.0 million for the three months ended September 30, 2007 and decreased by 2.4% to $394.3 million for the nine months ended September 30, 2008 compared to $404.0 million for the nine months ended September 30, 2007, primarily due to the increase in quota share cessions with affiliates. Net premiums earned decreased by 1.9% to $139.3 million for the three months ended September 30, 2008 compared to $142.0 million for the same period in 2007 and by 5.4% to $395.5 million for the nine months ended September 30, 2008 compared to $418.0 million for the same period in 2007. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended September 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 99.4	$ (14.8)	$ 84.7	$ 77.6	$ 2.7	$ 80.3	$ 21.9	$ (17.5)	$ 4.4
Catastrophes	7.6	(2.0)	5.6	10.6	(0.5)	10.1	(3.0)	(1.5)	(4.5)
Total segment	$ 107.0	$ (16.8)	$ 90.3	$ 88.2	$ 2.2	$ 90.4	$ 18.9	$ (19.0)	$ (0.1)
Loss ratio	76.9%	-12.0%	64.8%	62.1%	1.5%	63.7%	14.8	(13.6)	1.1

	Nine Months Ended September 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 247.7	$ (13.2)	$ 234.5	$ 227.1	$ (5.3)	$ 221.8	$ 20.6	$ (7.9)	$ 12.7
Catastrophes	18.4	(0.8)	17.6	48.1	2.6	50.7	(29.7)	(3.5)	(33.1)
Total segment	$ 266.1	$ (14.1)	$ 252.1	$ 275.2	$ (2.7)	$ 272.5	$ (9.1)	$ (11.4)	$ (20.4)
Loss ratio	67.3%	-3.6%	63.7%	65.8%	-0.6%	65.2%	1.5	(3.0)	(1.5)

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased slightly to $90.3 million for the three months ended September 30, 2008 compared to $90.4 million for the same period in 2007 and decreased by 7.5% to $252.1 million for the nine months ended September 30, 2008 compared to $272.5 million for the same period in 2007. The segment loss ratio increased by 1.1 points and decreased 1.5 points for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, respectively. The decreases were due to lower current year catastrophe losses in 2008 compared to 2007 for both the three and nine month periods. The 2008 current year catastrophe losses included the snowstorm in China and Hurricanes Gustav and Ike, while the 2007 catastrophe losses included the New South Wales storm and Jakarta floods.

Segment Expenses. Commission and brokerage expense increased by 12.1% to $32.9 million for the three months ended September 30, 2008 from $29.3 million for the three months ended September 30, 2007 and decreased by 1.9% to $90.7 million for the nine months ended September 30, 2008 from $92.5 million for the nine months ended September 30, 2007. These changes were primarily due to the combined impacts of higher commission rates due to a more competitive market, decreases in net earned premium volume and fluctuations resulting from cessions under quota shares with affiliates.

Segment other underwriting expenses for the three months ended September 30, 2008 increased to $4.7 million compared to $4.1 million for the three months ended September 30, 2007 and for the nine months ended September 30, 2008 to $14.5 million compared to $12.2 million for the nine months ended September 30, 2007, primarily due to the allocation of certain corporate charges to segments, which had been previously retained in corporate expenses.

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

Interest Rate Risk. Our $8.4 billion investment portfolio at September 30, 2008 was principally comprised of approximately 75% fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and 15% equity securities, which are subject to price fluctuations and some foreign exchange rate risk. Approximately 10% of the portfolio was represented by cash and short-term investments. The impact of foreign exchange risk on the investment portfolio was largely mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $645.5 million of mortgage-backed securities in the $6.4 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $630.7 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At September 30, 2008
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$ 7,792.9	$ 7,419.9	$ 7,019.5	$ 6,577.2	$ 6,181.1
Market/Fair Value Change from Base (%)	11.0%	5.7%	0.0%	-6.3%	-11.9%
Change in Unrealized Appreciation
After-tax from Base ($)	$ 502.7	$ 260.3	$ -	$ (287.5)	$ (545.0)

We had $7,662.5 million and $7,538.7 million of gross reserves for losses and LAE as of September 30, 2008 and December 31, 2007, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our fixed income portfolio has an expected duration that is reasonably consistent with our loss and loss reserve obligations.

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

The table below displays the impact on the fair/market value and the after-tax change in fair/market value of a 10% and 20% change in equity prices up and down for the period indicated. All amounts are in U.S. dollars and are presented in millions.

	Impact of Percentage Change in Equity Fair/Market Values
	At September 30, 2008
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$ 372.2	$ 418.7	$ 465.2	$ 511.7	$ 558.3
After-tax Change in Fair/Market Value	$ (59.2)	$ (29.6)	$ -	$ 29.6	$ 59.2

Foreign Currency Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, we prefer to maintain the capital of our operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for our foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities. In accordance with FAS No. 52 “Foreign Currency Translation”, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of September 30, 2008 there has been no material change in exposure to foreign exchange rates as compared to December 31, 2007.

Safe Harbor Disclosure.

This report contains forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding our reserves for losses and LAE, the adequacy of our provision for uncollectible balances, estimates of our catastrophe exposure, the effects of catastrophic events on our financial statements and the ability of our subsidiaries to pay dividends. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause our actual events or results to be materially different from our expectations include the uncertainties that surround the impact on our financial statements and liquidity resulting from changes in the global economy and credit markets, the estimating of reserves for losses and LAE, those discussed in Note 6 of Notes to Consolidated Financial Statements (unaudited) included in this report and the risks described under the caption “Risk Factors” in our most recently filed Annual Report on Form 10-K, PART I, ITEM 1A. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Instruments. See “Market Sensitive Instruments” in PART I – ITEM 2.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

In May 2005, we received and responded to a subpoena from the SEC seeking information regarding certain loss mitigation insurance products. Group, our parent, has stated that we will fully cooperate with this and any future inquiries and that we do not believe that we have engaged in any improper business practices with respect to loss mitigation insurance products.

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

Dated: November 14, 2008