Form 10-K
period 2008-12-31
EVEREST REINSURANCE HOLDINGS INC
filed 2009-03-31
CIK 914748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C 20549 FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2008
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

The aggregate market value on June 30, 2008, the last business day of the registrant’s most recently completed second quarter, of the voting stock held by non-affiliates of the registrant was zero.

At March 15, 2009, the number of shares outstanding of the registrant common shares was 1,000, all of which are owned by Everest Risk Holdings (Ireland) Limited, a wholly-owned direct subsidiary of Everest Re Group, Ltd.

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I of Form 10-K.

                                                               EVEREST REINSURANCE HOLDINGS, INC.

PART I

Unless otherwise indicated, all financial data in this document have been prepared using accounting principles generally accepted in the United States of America (“GAAP”). As used in this document, “Holdings” means Everest Reinsurance Holdings, Inc.; “Group” means Everest Re Group, Ltd.; “Holdings Ireland” means Everest Risk Holdings (Ireland), Limited; “Everest Re” means Everest Reinsurance Company and its subsidiaries (unless the context otherwise requires) and the “Company”, “we”, “us”, and “our” means Holdings and its subsidiaries (unless the context otherwise requires).

ITEM 1.      BUSINESS

The Company.

Holdings, a Delaware corporation, is a wholly-owned subsidiary of Holdings Ireland. On December 30, 2008, Group contributed Holdings to its recently established Irish holding company, Holdings Ireland. Holdings Ireland is a direct subsidiary of Group and was established to serve as a holding company for the U.S. and Irish reinsurance and insurance subsidiaries. Group is a Bermuda holding company whose common shares are publicly traded in the U.S. on the New York Stock Exchange under the symbol “RE”. Group files an annual report on Form 10-K with the Securities and Exchange Commission (the “SEC”) with respect to its consolidated operations, including Holdings.

The Company’s principal business, conducted through its operating segments, is the underwriting of reinsurance and insurance in the U.S. and international markets. The Company had gross written premiums in 2008 of $2.9 billion, with approximately 73% representing reinsurance and 27% representing insurance. Stockholder’s equity at December 31, 2008 was $2.2 billion. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company’s preferred reinsurance purchasing method. The Company underwrites insurance principally through general agent relationships and surplus lines brokers. Holdings’ active operating subsidiaries, excluding Mt. McKinley Insurance Company (“Mt. McKinley”), which is in runoff, are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.

Following is a summary of the Company’s operating subsidiaries:

•

Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states (except Nevada and Wyoming), the District of Columbia and Puerto Rico and is authorized to conduct reinsurance business in Canada, Singapore and Brazil. Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets. Everest Re engages in reinsurance transactions with Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”) and Everest International Reinsurance, Ltd. (“Everest International”), affiliates, primarily driven by enterprise risk and capital management considerations under which business is ceded at market rates and terms (“the affiliated quota share agreement”). At December 31, 2008 Everest Re had statutory surplus of $2.3 billion.

•

Everest National Insurance Company (“Everest National”), a Delaware insurance company and a direct subsidiary of Everest Re, is licensed in 47 states and the District of Columbia and is authorized to write property and casualty insurance on an admitted basis in the jurisdictions in which it is licensed. The majority of Everest National’s business is reinsured by its parent, Everest Re.

•

Everest Indemnity Insurance Company (“Everest Indemnity”), a Delaware insurance company and a direct subsidiary of Everest Re, writes excess and surplus lines insurance business in the U.S. on a non-admitted basis. Excess and surplus lines insurance is specialty property and liability coverage that an insurer not licensed to write insurance in a particular jurisdiction is permitted to provide to insureds when the specific specialty coverage is unavailable from admitted insurers. Everest Indemnity is licensed in Delaware and is eligible to write business on a non-admitted basis in all other states, the District of Columbia and Puerto Rico. The majority of Everest Indemnity’s business is reinsured by its parent, Everest Re.

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

Reinsurance Industry Overview.

Reinsurance is an arrangement in which an insurance company, the reinsurer, agrees to indemnify another insurance or reinsurance company, the ceding company, against all or a portion of the insurance risks underwritten by the ceding company under one or more insurance contracts. Reinsurance can provide a ceding company with several benefits, including a reduction in its net liability on individual risks or classes of risks, catastrophe protection from large and/or multiple losses and/or a reduction in operating leverage as measured by the ratio of net premiums and reserves to capital. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and write more business than would be acceptable relative to the ceding company’s financial resources. Reinsurance does not discharge the ceding company from its liability to policyholders; rather, it reimburses the ceding company for covered losses.

There are two basic types of reinsurance arrangements: treaty and facultative. Treaty reinsurance obligates the ceding company to cede and the reinsurer to assume a specified portion of a type or category of risks insured by the ceding company. Treaty reinsurers do not separately evaluate each of the individual risks assumed under their treaties: instead, the reinsurer relies upon the pricing and underwriting decisions made by the ceding company. In facultative reinsurance, the ceding company cedes and the reinsurer assumes all or part of the risk under a single insurance contract. Facultative reinsurance is negotiated separately for each insurance contract that is reinsured. Facultative reinsurance, when purchased by ceding companies, usually is intended to cover individual risks not covered by their reinsurance treaties because of the dollar limits involved or because the risk is unusual.

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

In pro rata reinsurance, the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company’s cost of acquiring the business being reinsured (commissions, premium taxes, assessments and miscellaneous administrative expense and may contain profit sharing provisions, whereby the ceding commission is adjusted based on loss experience). Premiums paid by the ceding company to a reinsurer for excess of loss reinsurance are not directly proportional to the premiums that the ceding company receives because the reinsurer does not assume a proportionate risk. There is usually no ceding commission on excess of loss reinsurance.

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

Reinsurance can be written through intermediaries, generally professional reinsurance brokers, or directly with ceding companies. From a ceding company’s perspective, the broker and the direct distribution channels have advantages and disadvantages. A ceding company’s decision to select one distribution channel over the other will be influenced by its perception of such advantages and disadvantages relative to the reinsurance coverage being placed.

Business Strategy.

The Company’s business strategy is to sustain its leadership position within targeted reinsurance and insurance markets, provide effective management throughout the property and casualty underwriting cycle and thereby achieve an attractive return for its stockholder. The Company’s underwriting strategies seek to capitalize on its i) financial strength and capacity, ii) stable and experienced management team, iii) diversified product and distribution offerings, iv) underwriting expertise and disciplined approach, v) efficient and low-cost operating structure and vi) effective enterprise risk management practices.

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

The Company’s underwriting strategy emphasizes underwriting profitability over premium volume. Key elements of this strategy include careful risk selection, appropriate pricing through strict underwriting discipline and adjustment of the Company’s business mix in response to changing market conditions. The Company focuses on reinsuring companies that effectively manage the underwriting cycle through proper analysis and pricing of underlying risks and whose underwriting guidelines and performance are compatible with its objectives.

The Company’s underwriting strategy emphasizes flexibility and responsiveness to changing market conditions, such as increased demand or favorable pricing trends. The Company believes that its existing strengths, including its broad underwriting expertise, U.S. and international presence, strong financial ratings and substantial capital, facilitate adjustments to its mix of business geographically, by line of business and by type of coverage, allowing it to participate in those market opportunities that provide the greatest potential for underwriting profitability. The Company’s insurance operations complement these strategies by accessing business that is not available on a reinsurance basis. The Company carefully monitors its mix of business across all operations to avoid unacceptable geographic or other risk concentrations.

Capital Transactions.

The Company’s business operations are in part dependent on its financial strength, and the market’s perception of its strength. The Company’s stockholder’s equity was $2,203.0 million and $2,567.5 million at December 31, 2008 and 2007, respectively. The Company possesses significant financial flexibility with access to the debt markets and through its ultimate parent, equity markets, as a result of its perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies. During the last six months of 2008 and continuing into early 2009, the capital markets have been illiquid in reaction to the deepening credit crisis which has led to bank and other financial institution failures. Credit spreads have significantly widened and the equity markets have declined significantly during this period making access to the capital markets, for even highly rated companies, difficult and costly. The Company’s capital position remains strong, commensurate with its financial ratings. The Company has ample liquidity to meets its financial obligations for the foreseeable future. Therefore, the Company has no foreseeable need to tap the capital markets in the near term.

On December 17, 2008, Group and Holdings renewed the shelf registration statement on Form S-3ASR with the SEC, as a Well Known Seasoned Issuer. This shelf registration statement can be used by Group to register common shares, preferred shares, debt securities, warrants, share purchase contracts and share purchase units; by Holdings to register debt securities and by Everest Re Capital Trust III (“Capital Trust III”) to register trust preferred securities.

On April 26, 2007, Holdings completed a public offering of $400.0 million principal amount of 6.6% fixed to floating rate long term subordinated notes with a scheduled maturity date of May 15, 2037 and a final maturity date of May 1, 2067. The net proceeds were used to redeem the 7.85% junior subordinated debt securities of Holdings on November 15, 2007, and for general corporate purposes.  See also ITEM 8, "Financial Statements and Supplementary Data" - Note 20 "Subsequent Events" of Notes to Consolidated Financial Statements.

Financial Strength Ratings.

The following table shows the current financial strength ratings of the Company’s operating subsidiaries as reported by A.M. Best, Standard & Poor’s Ratings Services (“Standard & Poor’s”) and Moody’s Investors Service, Inc. (“Moody’s”). These ratings are based upon factors of concern to policyholders and should not be considered an indication of the degree or lack of risk involved in a direct or indirect investment in an insurance or reinsurance company.

All of the below mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies. The ratings presented in the following table were in effect on March 13, 2009.

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

Operating Subsidiary:	A.M. Best	Standard & Poor’s*	Moody’s
Everest Re	A+ (Superior)	A+ (Strong)	Aa3 (Excellent)
Everest National	A+ (Superior)	A+ (Strong)	Not Rated
Everest Indemnity	A+ (Superior)	Not Rated	Not Rated
Everest Security	A+ (Superior)	Not Rated	Not Rated
Mt. McKinley	Not Rated	Not Rated	Not Rated
______________________________

* Standard & Poor’s released the Company’s revised ratings on March 13, 2009. S&P lowered the Company’s ratings one level and provided a stable outlook.

A.M. Best states that the “A+” (“Superior”) rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing obligations to policyholders based on A.M. Best’s comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile. Standard & Poor’s states that the “A+” rating is assigned to those insurance companies which, in its opinion, have strong financial security characteristics with respect to their ability to pay under its insurance policies and contracts in accordance with their terms. As this represents a one notch lower rating from previous ratings, management does not believe that this one notch downgrade will have a materially adverse affect on the Company’s business. Moody’s states that insurance companies rated “Aa” offer excellent financial security. Together with the Aaa rated companies, Aa rated companies constitute what are generally known as high grade companies, with Aa rated companies generally having somewhat larger long term risks.

Subsidiaries other than Everest Re may not be rated by some or any rating agencies because such ratings are not considered essential by the individual subsidiary’s customers or because of the limited nature of the subsidiary’s operations. In particular, Mt. McKinley is not rated because it is in run-off.

Debt Ratings.

The following table shows the debt ratings by A.M. Best, Standard & Poor’s and Moody’s of the Company’s senior notes due March 15, 2010 and October 15, 2014; long term notes due May 1, 2067 and Everest Re Capital Trust II’s (“Capital Trust II”) trust preferred securities due March 29, 2034, all of which are considered investment grade. Debt ratings are the rating agencies’ current assessment of the credit worthiness of an obligor with respect to a specific obligation.

	A.M. Best		Standard & Poor’s *		Moody’s
Senior Notes	a-	(Excellent)	BBB+	(Adequate)	A3	(Good security)
Trust Preferred Securities	bbb	(Good)	BBB-	(Adequate)	Baa1	(Adequate security)
Long Term Notes	bbb+	(Good)	BBB-	(Adequate)	Baa1	(Adequate security)

______________________________

* Standard & Poor’s released the Company’s revised ratings on March 13, 2009. S&P lowered the Company’s ratings one level.

A debt rating of “a-” is assigned by A.M. Best where the issuer, in A.M. Best’s opinion, has a strong ability to meet the terms of the obligation. Standard & Poor’s assigns a debt rating of “BBB” to issues that exhibit adequate protection parameters although adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitment on the obligation. As this represents a one notch lower rating, management does not believe that a one notch downgrade will have a materially adverse impact on the Company’s access to the credit markets. According to Moody’s, a debt rating of “A3” is assigned to issues that are considered upper-medium-grade obligations and subject to low credit risk. Obligations rated “Baa1” are subject to moderate credit risk and are considered medium-grade and as such may possess certain speculative characteristics.

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

The Company competes in the U.S. and international reinsurance and insurance markets with numerous global competitors. The Company’s competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s. Some of these competitors have greater financial resources than the Company does and have established long term and continuing business relationships, which can be a significant competitive advantage. In addition, the lack of strong barriers to entry into the reinsurance business and the potential for securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

During the latter part of 2007 and throughout 2008, there has been a significant slowdown in the global economy. Excessive availability and use of credit, particularly by individuals, led to increased defaults on sub-prime mortgages in the U.S. and elsewhere, falling values for houses and many commodities prices and contracting consumer spending. The significant increase in default rates negatively impacted the value of mortgage-backed securities held by both foreign and domestic institutions. The defaults have led to a corresponding increase in foreclosures, which have driven down housing values, resulting in additional losses on the asset-backed securities. During the third and fourth quarters of 2008, the credit markets deteriorated dramatically, evidenced by widening credit spreads and dramatically reduced availability of credit. Many financial institutions, including some insurance entities, experienced liquidity crises due to immediate demands for funds for withdrawals or collateral, combined with falling asset values and their inability to sell assets to meet the increased demands. As a result, several financial institutions have failed or been acquired at distressed prices, while others have received loans from the U.S. government to continue operations. The liquidity crisis significantly increased the spreads on fixed maturities and, at the same time, had a dramatic and negative impact on the stock markets around the world. The combination of losses on securities from failed or impaired companies combined with the decline in values of fixed maturities and equity securities has resulted in significant declines in the capital bases of most insurance and reinsurance companies. It is too early to predict the timing and extent of impact the capital deterioration will have on insurance and reinsurance market conditions. There is an expectation that these events will ultimately result in increased rates for insurance and reinsurance in certain segments of the market, but there is no assurance that this will be the case.

Worldwide insurance and reinsurance market conditions continued to be very competitive. Generally, there was ample insurance and reinsurance capacity relative to demand. The Company noted, however, that in many markets and lines, the rates of decline have slowed, pricing in some segments was relatively flat and there was upward movement in some others. Competition and its effect on rates, terms and conditions vary widely by market and coverage yet continues to be most prevalent in the U.S. casualty insurance and reinsurance markets. In addition to demanding lower rates and improved terms, ceding companies have retained more of their business by reducing quota share percentages, purchasing excess of loss covers in lieu of quota shares, and increasing retentions on excess of loss business. The Company’s quota share premiums have declined, particularly on catastrophe exposed property business, due to slower growth and increased purchases of common account covers by ceding companies, which reduces the premiums subject to the quota share contract. The U.S. insurance markets in which the Company participates, remains extremely competitive as well, particularly in the workers’ compensation, public entity and contractor sectors. While the Company’s growth has slowed, given the specialty nature of its business and its underwriting discipline, the Company believes the impact on the profitability of its business to be less pronounced than on the market generally.

Rate decreases in the international markets have generally been less pronounced than in the U.S., and the Company has seen some increases, particularly for catastrophe exposed business. The Company has grown its business in the Middle East, Latin America and Asia and has expanded its international reach by opening a new office in Brazil to capitalize on the recently expanded opportunity for professional reinsurers in that market and on the economic growth expected for Brazil in the future.

The reinsurance industry has experienced a period of falling rates and volume. Profit opportunities have become generally less available over time; however, the unfavorable trends appear to have abated somewhat. The Company is now seeing smaller rate declines, pockets of stability and some increases in some markets and for some coverages. As a result of very significant investment and catastrophe losses incurred by both primary insurers and reinsurers over the past year, but principally in the third and fourth quarters, industry-wide capital has declined and rating agency scrutiny has increased. There is an expectation that given the rate softening that has occurred over the past several quarters, the industry-wide decline in capital combined with volatile and inaccessible capital markets and a looming recession, will lead to a hardening of insurance and reinsurance marketplace rates, terms and conditions. It is too early to gauge the extent of hardening, if any, that will occur; however, it appears that much of the redundant capital has been wrung out of the industry, and the stage is set for firmer markets.

Overall, the Company believes that current marketplace conditions offer profit opportunities for it, given its strong ratings, distribution system, reputation and expertise. The Company continues to employ its strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in its overall portfolio.

Employees.

As of February 1, 2009, the Company employed 550 persons. Management believes that employee relations are good. None of the Company’s employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

Available Information.

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge through the Company’s internet website at http://www.everestre.com as soon as reasonably practicable after such reports are electronically filed with the SEC.

ITEM 1A.    RISK FACTORS

In addition to the other information provided in this report, the following risk factors should be considered when evaluating us. If the circumstances contemplated by the individual risk factors materialize, our business, financial condition and results of operations could be materially and adversely affected and our ability to service our debt, our debt ratings and our ability to issue new debt could decline significantly.

RISKS RELATING TO OUR BUSINESS

Deterioration in the public debt and equity markets could lead to additional investment losses.

The prolonged and severe disruptions in the public debt and equity markets, including among other things, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions, have resulted in significant realized and unrealized losses in our investment portfolio. For the year ended December 31, 2008, we incurred $489.2 million of realized and $276.5 million of unrealized investment losses. Depending on market conditions, we could incur substantial additional realized and unrealized losses in future periods, which could have a material adverse impact on our results of operations, equity, business and insurer financial strength and debt ratings.

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

Calendar year:	Pre-tax catastrophe losses
(Dollars in millions)
2008	$ 202.4
2007	73.3
2006	209.6
2005	833.0
2004	256.3

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

We are required to maintain reserves to cover our estimated ultimate liability of losses and loss adjustment expenses (“LAE”) for both reported and unreported claims incurred. These reserves are only estimates of what we believe the settlement and administration of claims will cost based on facts and circumstances known to us. In setting reserves for our reinsurance liabilities, we rely on claim data supplied by our ceding companies and brokers and we employ actuarial and statistical projections. The information received from our ceding companies is not always timely or accurate, which can contribute to inaccuracies in our loss projections. Because of the uncertainties that surround our estimates of loss and LAE reserves, we cannot be certain that ultimate loss and LAE payments will not exceed our estimates. If our reserves are deficient, we would be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings and a reduction of capital. By way of illustration, during the past five calendar years, the reserve re-estimation process resulted in a decrease to our pre-tax net income in four of the years:

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2008	$142.0	decrease
2007	275.7	decrease
2006	67.4	decrease
2005	67.3	increase
2004	174.2	decrease

The difficulty in estimating our reserves is significantly more challenging as it relate to reserving for potential asbestos and environmental (“A&E”) liabilities. At year end 2008, 10.6% of our gross reserves were comprised of A&E reserves. A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage. Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

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

Our active insurance company subsidiaries currently hold financial strength ratings assigned by third-party rating agencies which assess and rate the claims paying ability and financial strength of insurers and reinsurers. Our active subsidiaries carry an “A+” (“Superior”) rating from A.M. Best. Everest Re and Everest National hold an “A+” (“Strong”) rating from Standard & Poor’s. Everest Re holds an “Aa3” (“Excellent”) rating from Moody’s. Financial strength ratings are used by client companies and agents and brokers that place the business as an important means of assessing the financial strength and quality of reinsurers. A downgrade or withdrawal of any of these ratings might adversely affect our ability to market our insurance products and could have a material and adverse effect on future prospects for growth and profitability.

On March 13, 2009, Everest Re’s and Everest National’s ratings were downgraded one notch by Standard & Poor’s. However, we cannot assure that a further downgrade will not occur in the future if we do not continue to meet the evolving criteria expected of our current rating. In that regard, several of the rating agencies are in the process of modifying their approaches to evaluating catastrophic risk relative to their capital and risk management requirements. Therefore, we cannot predict the outcome of this reassessment or its potential impact upon our ratings.

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

We try to separate our risk taking process from our risk mitigation process in order to avoid developing too great of a reliance on reinsurance. Because we generally purchase reinsurance only when we expect a net benefit, the percentage of business that we reinsure, as indicated below, may vary considerably from year to year, depending on our view of the relationship between cost and the expected benefit for the contract period.

We have entered into affiliated whole account quota share reinsurance agreements for 2002 through 2008 and renewed the quota share agreement for 2009 with Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”). We believe that the terms, conditions and pricing of the quota share agreements reflect arm’s length market conditions. In addition, we entered into a loss portfolio transfer agreement with Bermuda Re on October 1, 2008. These affiliated reinsurance arrangements allow us to more effectively leverage our capital, expertise, distribution platform and market presence than our stand alone capital position would otherwise allow.

Percentage of ceded written premiums to gross written premiums	2008	2007	2006	2005	2004

Unaffiliated	6.0%	5.0%	3.9%	4.0%	4.6%
Affiliated	36.2%	29.4%	24.2%	24.2%	18.7%

Because we have purchased limited amounts of reinsurance, our net income could be reduced following a large unreinsured event or adverse overall claims experience.

Our affiliated quota share agreements reflect general reinsurance market terms and conditions and are negotiated on an arms’ length basis. As a result, there can be no assurance that these arrangements will continue beyond 2009. If the quota shares are not renewed, we may have to reduce our premium volume and we may be more exposed to reductions in net income from large losses.

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

According to Standard & Poor’s, we rank among the top ten global reinsurance groups, in which two-thirds of the market share is concentrated. The worldwide premium available to the reinsurance market, for both life and non-life business was estimated to be $190 billion in 2007 according to data compiled by the International Association of Insurance Supervisors. The top twenty groups in our industry represent approximately 75% of these revenues. The leaders in this market are Munich Re, Swiss Re, Berkshire Hathaway, Hannover Re and syndicates at Lloyd’s. Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the lack of strong barriers to entry into the reinsurance business and the potential for securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

We are dependent on our key personnel.

Our success has been, and will continue to be, dependent on the ability to retain the services of existing key executive officers and to attract and retain additional qualified personnel in the future. The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business. Generally, we consider key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: Chairman and Chief Executive Officer, Joseph V. Taranto (age 60) President and Chief Operating Officer, Thomas J. Gallagher (age 60), and Executive Vice President and Chief Financial Officer, Craig Eisenacher (age 61). We have an employment contract with Mr. Taranto which has been previously filed with the SEC and which currently provides for term of employment ending on December 31, 2009. We are not aware that any of the above three officers are planning to leave or retire in the near future. We do not maintain any key employee insurance on any of our employees.

Our investment values and investment income could decline because they are exposed to interest rate, credit, and market risks.

A significant portion of our investment portfolio consists of fixed income securities and smaller portions consist of equity securities and other investments. Both the fair market value of our invested assets and associated investment income fluctuate depending on general economic and market conditions. For example, the fair market value of our predominant fixed income portfolio generally increases or decreases inversely to fluctuations in interest rates. The market value of our fixed income securities could also decrease as a result of a downturn in the business cycle, such as the downturn we are currently experiencing, that causes the credit quality of such securities to deteriorate. The net investment income that we realize from future investments in fixed income securities will generally increase or decrease with interest rates.

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

The majority of our fixed income securities are classified as available for sale and temporary changes in the market value of these investments are reflected as changes to our stockholder’s equity. Our actively managed equity security portfolio is fair valued and any changes in fair value are reflected as net realized capital gains or losses. As a result, a decline in the value of the securities in our portfolio reduces our capital or could cause us to incur a loss.

We have invested a portion of our investment portfolio in equity securities. The value of these assets fluctuate with changes in the markets. In times of economic weakness, the fair value of these assets may decline, and may negatively impact net income. We also invest in non-traditional investments which have different risk characteristics than traditional fixed income and equity securities. These alternative investments are comprised primarily of private equity limited partnerships. The changes in value and investment income/(loss) for these partnerships are more volatile than over-the-counter securities.

The following table quantifies the portion of our investment portfolio that consists of fixed income securities, equity securities and asset-backed investments that carry prepayment risk.

	At
(Dollars in millions)	December 31, 2008	% of Total
Mortgage-backed securities	$ 217.1	2.9%
Other asset-backed	9.4	0.1%
Total asset-backed	226.5	3.0%
Other fixed income	5,285.4	71.5%
Total fixed income, at market value	5,511.9	74.5%
Fixed income, at fair value	43.1	0.6%
Equity securities, at fair value	119.8	1.6%
Other invested assets, at market value	392.6	5.3%
Other invested assets, at fair value	316.8	4.3%
Cash and short-term investments	1,010.9	13.7%
Total investments and cash	$ 7,395.1	100.0%

(Some amounts may not reconcile due to rounding.)

We may experience foreign currency exchange losses that reduce our net income and capital levels.

Through our international operations, we conduct business in a variety of foreign (non-U.S.) currencies, principally the Euro, the British pound, the Canadian dollar and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our functional currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. In 2008, we wrote 20.9% of our reinsurance coverages in non-U.S. currencies; as of December 31, 2008, we maintained 9.9% of our investment portfolio in investments denominated in non-U.S. currencies. During 2008, 2007 and 2006, the impact on our quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $14.6 million to a gain of $54.6 million.

In addition to net income impacts, changes in foreign exchange rates resulted in pre-tax translation adjustments through other comprehensive income of $46.9 million and $46.3 million for the years ended December 31, 2008 and 2007, respectively. On a cumulative after-tax basis, translation had increased equity by $28.9 million and $59.4 million as of December 31, 2008 and 2007, respectively.

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

The extreme dislocation of the financial markets, combined with the new Congress and Presidential administration in the United States, has increased the likelihood of changes in the way the financial services industry is regulated. It is possible that insurance regulation will be drawn into this process, and that federal regulatory initiatives in the insurance industry could emerge. The future impact of such initiatives, if any, on our operation, net income or financial condition cannot be determined at this time.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

Everest Re’s corporate offices are located in approximately 203,800 square feet of leased office space in Liberty Corner, New Jersey. The Company’s other thirteen locations occupy a total of approximately 76,000 square feet, all of which are leased. Management believes that the above described office space is adequate for its current and anticipated needs.

ITEM 3.      LEGAL PROCEEDINGS

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company’s rights and obligations under insurance, reinsurance and other contractual agreements. In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it. In other matters, the Company is resisting attempts by others to collect funds or enforce alleged rights. These disputes arise from time to time and are ultimately resolved through both informal and formal means, including negotiated resolution, arbitration and litigation. In all such matters, the Company believes that its positions are legally and commercially reasonable. While the final outcome of these matters cannot be predicted with certainty, the Company does not believe that any of these matters, when finally resolved, will have a materially adverse effect on the Company’s financial position or liquidity. However, an adverse resolution of one or more of these items in any one quarter or fiscal year could have a materially adverse effect on the Company’s results of operations in that period.

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

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER

                     PURCHASES OF EQUITY SECURITIES

Market Information and Holder of Common Stock.

As of December 31, 2008, all of the Company’s common stock was owned by Holdings Ireland and was not publicly traded.

Dividend History and Restrictions.

In 2008, the Company paid a $10.0 million dividend to Holdings Ireland. The Company did not pay any dividends in 2007 and 2006. The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition, business needs and growth objectives, capital and surplus requirements of its operating subsidiaries, regulatory restrictions, rating agency considerations and other factors. As an insurance holding company, the Company is dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its stockholder. The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law. Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $1.4 billion at December 31, 2008, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner. During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of an insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year. The maximum amount that is available for the payment of dividends by Everest Re in 2009 without prior regulatory approval is $315.6 million.

Recent Sales of Unregistered Securities.

None.

ITEM 6.      SELECTED FINANCIAL DATA

Information for Item 6 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

During the latter part of 2007 and throughout 2008, there has been a significant slowdown in the global economy. Excessive availability and use of credit, particularly by individuals, led to increased defaults on sub-prime mortgages in the U.S. and elsewhere, falling values for houses and many commodities and contracting consumer spending. The significant increase in default rates negatively impacted the value of asset-backed securities held by both foreign and domestic institutions. The defaults have led to a corresponding increase in foreclosures, which have driven down housing values, resulting in additional losses on the asset-backed securities. During the third and fourth quarters of 2008, the credit markets deteriorated dramatically, evidenced by widening credit spreads and dramatically reduced availability of credit. Many financial institutions, including some insurance entities, experienced liquidity crises due to immediate demands for funds for withdrawals or collateral, combined with falling asset values and their inability to sell assets to meet the increased demands. As a result, several financial institutions have failed or been acquired at distressed prices, while others have received loans from the U.S. government to continue operations. The liquidity crisis significantly increased the spreads on fixed maturities and, at the same time, had a dramatic and negative impact on the stock markets around the world. The combination of losses on securities from failed or impaired companies combined with the decline in values of fixed maturities and equity securities has resulted in significant declines in the capital bases of most insurance and reinsurance companies. It is too early to predict the timing and extent of impact the capital deterioration will have on insurance and reinsurance market conditions. There is an expectation that these events will ultimately result in increased rates for insurance and reinsurance in certain segments of the market, but there is no assurance that this will not be the case.

Worldwide insurance and reinsurance market conditions continued to be very competitive. Generally, there was ample insurance and reinsurance capacity relative to demand. We noted, however, that in many markets and lines, the rates of decline have slowed, pricing in some segments was relatively flat and there was upward movement in some others. Competition and its effect on rates, terms and conditions vary widely by market and coverage yet continues to be most prevalent in the U.S. casualty insurance and reinsurance markets. In addition to demanding lower rates and improved terms, ceding companies have retained more of their business by reducing quota share percentages, purchasing excess of loss covers in lieu of quota shares, and increasing retentions on excess of loss business. Our quota share premiums have declined, particularly on catastrophe exposed property business, due to slower growth and increased purchases of common account covers by ceding companies, which reduces the premiums subject to the quota share contract. The U.S. insurance markets in which we participate were extremely competitive as well, particularly in the workers’ compensation, public entity and contractor sectors. While our growth has slowed, given the specialty nature of our business and our underwriting discipline, we believe the impact on the profitability of our business will be less pronounced than on the market generally.

Rates in the international markets have generally been more adequate than in the U.S., and we have seen some increases, particularly for catastrophe exposed business. We have grown our business in the Middle East, Latin America and Asia. We are expanding our international reach by opening a new office in Brazil to capitalize on the recently expanded opportunity for professional reinsurers in that market and on the economic growth expected for Brazil in the future.

The reinsurance industry has experienced a period of falling rates and volume. Profit opportunities have become generally less available over time; however the unfavorable trends appear to have abated somewhat. We are now seeing smaller rate declines, pockets of stability and some increases in some markets and for some coverages. As a result of very significant investment and catastrophe losses incurred by both primary insurers and reinsurers over the past year, but principally in the most recent six months, industry-wide capital has declined and rating agency scrutiny has increased. There is an expectation that given the rate softening that has occurred over the past several quarters, the industry-wide decline in capital combined with volatile and unreceptive markets and a looming recession, will lead to a hardening of insurance and reinsurance marketplace rates, terms and conditions. It is too early to gauge the extent of hardening, if any, that will occur; however, it appears that much of the redundant capital has been wrung out of the industry, and the stage is set for firmer markets.

January 2009, renewal rates, particularly for property catastrophes and retrocessional covers and in international markets were generally firmer compared to a year ago.

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

Financial Summary.

We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net (loss) income, ratios and stockholder’s equity for the periods indicated:

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2008	2007	2006	2008/2007	2007/2006
Gross written premiums	$ 2,894.8	$ 3,155.1	$ 3,186.0	-8.2%	-1.0%
Net written premiums	1,675.4	2,072.9	2,290.3	-19.2%	-9.5%

REVENUES:
Premiums earned	$ 1,881.8	$ 2,178.9	$ 2,247.2	-13.6%	-3.0%
Net investment income	363.1	406.6	372.4	-10.7%	9.2%
Net realized capital (losses) gains	(489.2)	80.9	35.0	NM	131.4%
Other income (expense)	57.9	(73.6)	(40.5)	-178.7%	81.6%
Total revenues	1,813.6	2,592.7	2,614.0	-30.1%	-0.8%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,465.6	1,507.6	1,557.1	-2.8%	-3.2%
Commission, brokerage, taxes and fees	398.6	465.9	438.5	-14.4%	6.3%
Other underwriting expenses	129.9	123.9	98.7	4.8%	25.5%
Interest, fee and bond issue cost amortization expense	79.0	91.1	69.7	-13.3%	30.7%
Total claims and expenses	2,073.1	2,188.5	2,164.0	-5.3%	1.1%

(LOSS) INCOME BEFORE TAXES	(259.5)	404.3	450.0	-164.2%	-10.2%
Income tax (benefit) expense	(134.7)	100.1	117.1	-234.6%	-14.5%
NET (LOSS) INCOME	$ (124.8)	$ 304.2	$ 332.9	-141.0%	-8.6%

RATIOS:				Point Change
Loss ratio	77.9%	69.2%	69.3%	8.7	(0.1)
Commission and brokerage ratio	21.2%	21.4%	19.5%	(0.2)	1.9
Other underwriting expense ratio	6.9%	5.7%	4.4%	1.2	1.3
Combined ratio	106.0%	96.3%	93.2%	9.7	3.1

	At December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2008	2007	2006	2008/2007	2007/2006
Balance sheet data:
Total investments and cash	$ 7,395.1	$ 8,992.8	$ 8,451.8	-17.8%	6.4%
Total assets	12,866.6	13,543.5	12,888.3	-5.0%	5.1%
Loss and loss adjustment expense reserves	7,420.0	7,538.7	7,397.3	-1.6%	1.9%
Total debt	1,179.1	1,178.9	995.6	0.0%	18.4%
Total liabilities	10,663.7	10,976.0	10,669.9	-2.8%	2.9%
Stockholder’s equity	2,203.0	2,567.5	2,218.4	-14.2%	15.7%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Revenues.

Premiums. Gross written premiums decreased by $260.3 million, or 8.2%, in 2008 compared to 2007, reflecting a decline of $146.5 million in our reinsurance business and $113.8 million in our insurance business. The decline in our reinsurance business was primarily attributable to continued competitive conditions in both the property and casualty sectors of the market, especially in the U.S., partially offset by strong renewals and higher rates in international markets. Insurance segment premiums were also lower, as conditions for workers’ compensation, public equity and contractors business became increasingly competitive, which reduced the volume of business that met our underwriting and pricing criteria. Net written premiums decreased by $397.6 million, or 19.2%, in 2008 compared to 2007. The decrease in gross written premiums in conjunction with the increase in cessions under the affiliated quota share agreement, contributed to the decline. Correspondingly, premiums earned decreased by $297.1 million, or 13.6%, in 2008 compared to 2007.

Gross written premiums decreased by $30.9 million, or 1.0%, in 2007 compared to 2006, reflecting a decline of $50.2 million in our reinsurance business, partially offset by an increase of $19.3 million in our U.S. insurance business. Net written premiums decreased by $217.4 million, or 9.5%, in 2007 compared to 2006, due to the change in the mix of our program business and the resulting change in reinsurance. Premiums earned decreased by $68.3 million, or 3.0%, in 2007 compared to 2006. The decrease is primarily due to the result of timing; premiums are earned ratably over the coverage period whereas net written premiums are reflected at the initiation of the coverage period.

Net Investment Income. Net investment income decreased by 10.7% in 2008 compared to 2007, primarily due to the decrease in short-term investment income from both lower rates and decreased holdings, diminished limited partnership investment income, particularly from limited partnerships which were principally invested in public equities and decreased income from reduced holdings in equity securities. Partially offsetting these decreases was an increase in fixed maturity securities income. Pre-tax investment income as a percentage of average invested assets was 4.5% for 2008 compared to 4.9% for 2007.

Net investment income increased by 9.2% in 2007 compared to 2006, primarily due to the growth in invested assets to $9.0 billion at December 31, 2007 from $8.5 billion at December 31, 2006. The growth in invested assets was principally driven by the $400.0 million of long term note issuance and $151.9 million of operating cash flows, partially offset by the redemption of $216.5 million of junior subordinated debt securities. Pre-tax investment portfolio yield for 2007 was 4.9% compared to 4.8% for 2006.

Net Realized Capital (Losses) Gains. Net realized capital losses were $489.2 million for 2008, while in 2007 and 2006 we had net realized capital gains of $80.9 million and $35.0 million, respectively.

The net realized capital losses for 2008 were primarily the result of the global declines in the values of equity and fixed income securities. We incurred $193.5 million of net realized capital losses from the sale of fixed maturity and equity securities we owned as we realigned our investment portfolios. Our equity security portfolio decreased $134.9 million and our other invested assets decreased $87.8 million as a result of fair value adjustments. Our fixed maturity securities decreased $74.5 million due to other-than-temporary impairments. We report changes in fair values as realized capital gains or losses in accordance with Statement of Financial Accounting Standards (“FAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment to FASB Statement No. 115” (“FAS 159”), and we report realized capital losses on our fixed income portfolio from other-than-temporary impairments as realized capital losses in accordance with FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (“FAS 115-1”).

Net realized gains in 2007 consisted of $96.6 million in changes in fair value of the equity securities and other invested asset investment portfolios, partially offset by $11.7 million of losses from sales of equity and fixed maturity securities and $4.0 million of other-than-temporary impairments of the fixed maturity securities. Net realized gains in 2006 were the result of sales from equity securities of $26.6 million and fixed maturity securities of $8.4 million.

Other Income (Expense). We recorded income of $57.9 million for 2008 and expense of $73.6 million and $40.5 million, for 2007 and 2006, respectively. The fluctuations in net other income (expense) were primarily due to the change in foreign currency exchange rates over the periods and change in deferrals on retroactive reinsurance agreements with affiliates.

Claims and Expenses.

Incurred Losses and LAE. The following table presents our incurred losses and LAE for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2008
Attritional (a)	$ 1,134.8	60.3%		$ 128.4	6.8%		$ 1,263.1	67.1%
Catastrophes	188.7	10.0%		13.7	0.7%		202.4	10.8%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 1,323.5	70.3%		$ 142.0	7.5%		$ 1,465.6	77.9%

2007
Attritional (a)	$ 1,174.9	53.9%		$ (6.9)	-0.3%		$ 1,168.0	53.6%
Catastrophes	56.9	2.6%		16.3	0.8%		73.3	3.4%
A&E	-	0.0%		266.4	12.2%		266.4	12.2%
Total segment	$ 1,231.8	56.5%		$ 275.7	12.7%		$ 1,507.6	69.2%

2006
Attritional (a)	$ 1,477.2	65.7%		$ (157.1)	-7.0%		$ 1,320.1	58.7%
Catastrophes	12.4	0.6%		197.2	8.8%		209.6	9.3%
A&E	-	0.0%		27.4	1.2%		27.4	1.2%
Total segment	$ 1,489.7	66.3%		$ 67.4	3.0%		$ 1,557.1	69.3%

Variance 2008/2007
Attritional (a)	$ (40.1)	6.4	pts	$ 135.3	7.1	pts	$ 95.2	13.5	pts
Catastrophes	131.8	7.4	pts	(2.6)	(0.0)	pts	129.2	7.4	pts
A&E	-	-	pts	(266.4)	(12.2)	pts	(266.4)	(12.2)	pts
Total segment	$ 91.7	13.8	pts	$ (133.7)	(5.1)	pts	$ (42.0)	8.7	pts

Variance 2007/2006
Attritional (a)	$ (302.3)	(11.8)	pts	$ 150.2	6.7	pts	$ (152.1)	(5.1)	pts
Catastrophes	44.5	2.1	pts	(180.9)	(8.0)	pts	(136.4)	(6.0)	pts
A&E	-	-	pts	239.0	11.0	pts	239.0	11.0	pts
Total segment	$ (257.8)	(9.8)	pts	$ 208.3	9.7	pts	$ (49.5)	(0.1)	pts

(a) Attritional losses exclude catastrophe and A&E losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE were lower by $42.0 million, or 2.8%, in 2008 compared to 2007 as increases in attritional prior years and catastrophe losses were more than offset by a reduction in A&E period over period. Prior years’ attritional losses increased $135.3 million, principally as a result of $85.3 million of development on loss reserves for a run-off auto loan credit insurance program.

Catastrophe losses, at $202.4 million, were $129.2 million higher than in 2007, driven by Hurricanes Gustav and Ike and a major snowstorm in China. While 2008 ranks as one of the costliest years on record for insured natural catastrophe losses, our losses were generally in line with our modeled expected annual aggregate catastrophe losses as developed through our enterprise risk and catastrophe exposure management processes.

We strengthened our asbestos reserves by $266.4 million in 2007, and had no development in 2008 as loss activity in 2008 was generally in line with the expected run-off of the reserves established at December 31, 2007.

Incurred losses and LAE decreased by $49.5 million, or 3.2%, in 2007 compared to the same period in 2006. This decrease was primarily due to lower attritional losses of $152.1 million and lower catastrophe losses of $136.4 million, partially offset by an increase of $239.0 million in A&E loss reserve strengthening.

The decrease in catastrophe losses reflects the non-recurrence in 2007 of significant prior years’ development experienced in 2006 on catastrophe loss reserves. The increase in A&E reserves emanated from actions taken in response to an extensive in-house study of our asbestos exposures by our actuarial and claim units.

Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees decreased by $67.3 million, or 14.4%, in 2008 compared to 2007. This directly variable expense was influenced by the decline in net earned premiums, lower contingent commissions and increased cessions under the affiliated quota share agreement, partially offset by higher commission rates on new insurance programs.

Commission, brokerage and tax expenses increased by $27.4 million, or 6.3%, in 2007 compared to 2006. An increase in ceding commissions due to market conditions and higher commissions on new insurance programs were the principal drivers in this directly variable expense.

Other Underwriting Expenses. Other underwriting expenses for 2008 were $129.9 million compared to $123.9 million for 2007. The increase is primarily due to higher compensation and benefits expense resulting from increased staff, primarily in the U.S. Insurance segment. Included in other underwriting expenses were corporate expenses, which are expenses that are not allocated to segments, of $5.6 million and $5.3 million for 2008 and 2007, respectively.

Other underwriting expenses for 2007 were $123.9 million compared to $98.7 million for 2006. The increase was primarily due to higher compensation and benefits expense resulting from increased staff, primarily in the U.S. Insurance segment. Included in other underwriting expenses were corporate expenses of $5.3 million and $4.5 million for 2007 and 2006, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest and other expense was $79.0 million and $91.1 million for 2008 and 2007, respectively. The decrease was primarily due to the acceleration of amortization of the bond issue costs for the junior subordinated debt securities which were retired in November, 2007, with no such expense in 2008. In addition, the interest reduction on the retired junior subordinated notes was partially offset by the interest on the new long term notes.

Interest and other expense was $91.1 million and $69.7 million for 2007 and 2006, respectively. The increase was due to the new long term notes we issued in April, 2007 and the acceleration of the amortization of the bond issue costs associated with the November 15, 2007 early retirement of the 7.85% junior subordinated debt securities.

Income Tax (Benefit) Expense. Our income tax was a benefit of $134.7 million for 2008, principally as a result of net realized capital losses due to fair value re-measurements, other-than-temporary impairments and losses on sales of public equity securities. We had income tax expense of $100.1 million and $117.1 million for 2007 and 2006, respectively, primarily due to income from operations and net realized capital gains in both periods. Our income tax benefit/expense is primarily a function of the statutory tax rate reduced by the impact of tax-preferenced investment income.

Net (Loss) Income.

We recorded a net loss of $124.8 million for 2008 compared to net income of $304.2 million for 2007 and $332.9 million for 2006. The decrease was primarily driven by after-tax net realized capital losses and increased catastrophe losses in 2008 compared to after-tax net realized capital gains and fewer catastrophe losses in 2007.

Ratios.

Our combined ratio increased by 9.7 points to 106.0% in 2008 compared to 96.3% in 2007. Most of the increase was due to an 8.7 point increase in the 2008 loss ratio compared to 2007. Items affecting this ratio, period over period, were a higher current accident year attritional loss ratio, greater catastrophe losses and higher adverse development on attritional loss reserves, which were partially offset by the non-recurrence in 2008 of any A&E development.

Our combined ratio increased by 3.1 points to 96.3% in 2007 compared to 93.2% in 2006, principally driven by the 1.9 point increase in the commission and brokerage ratio and the 1.3 point increase in the other underwriting expense ratio.

Stockholder’s Equity.

Stockholder’s equity decreased by $364.5 million to $2,203.0 million in 2008 from $2,567.5 million in 2007, due to $179.7 million of unrealized depreciation, net of tax, on our investments, at market value; a net loss of $124.8 million; $30.5 million of foreign currency translation adjustments; $25.2 million pension adjustments and $10.0 million of dividends, partially offset by $5.6 million of capital paid-in from share-based compensation transactions. The increase in unrealized depreciation is due to the current financial market liquidity crisis that has resulted in significantly increased credit spreads and concomitantly lower corporate and municipal security values.

Stockholder’s equity increased by $349.1 million to $2,567.5 million in 2007 from $2,218.4 million in 2006, due to net income of $304.2 million, $30.1 million of foreign currency translation adjustments, $11.3 million of pension adjustments and $9.4 million of capital paid-in from share-based compensation transactions, partially offset by $6.0 million of unrealized depreciation, net of tax, on our investments at market value.

Consolidated Investment Results

Net Investment Income.

Net investment income decreased 10.7% to $363.1 million in 2008 from $406.6 million in 2007, primarily due to the decrease in short-term investment income from both lower rates and decreased holdings, diminished limited partnerships investment income, particularly from limited partnerships which were principally invested in public equity securities and decreased dividend income from reduced holdings in equity securities. Partially offsetting these decreases was an increase in fixed maturity securities income.

Net investment income increased 9.2% to $406.6 million in 2007 from $372.4 million in 2006, primarily due to a growth in invested assets to $9.0 billion at December 31, 2007 from $8.5 billion at December 31, 2006. The invested asset growth emanated largely from continued positive cash flow from operations and the net proceeds from debt issuance and redemption.

The following table shows the components of net investment income for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2008	2007	2006
Fixed maturities	$ 313.7	$ 294.7	$ 299.6
Equity securities	6.0	15.7	18.6
Short-term investments and cash	28.6	61.9	28.4
Other invested assets
Limited partnerships	13.2	35.5	38.5
Other	9.5	7.1	2.9
Total gross investment income	370.9	414.9	388.0
Interest credited and other expense	(7.8)	(8.3)	(15.7)
Total net investment income	$ 363.1	$ 406.6	$ 372.4
(Some amounts may not reconcile due to rounding)

The following table shows a comparison of various investment yields for the periods indicated:

	2008	2007	2006
Imbedded pre-tax yield of cash and invested assets at December 31	4.3%	4.6%	4.6%
Imbedded after-tax yield of cash and invested assets at December 31	3.5%	3.6%	3.7%

Annualized pre-tax yield on average cash and invested assets	4.5%	4.9%	4.8%
Annualized after-tax yield on average cash and invested assets	3.6%	3.9%	3.8%

Net Realized Capital (Losses) Gains.

The following table presents the composition of our net realized capital (losses) gains for the periods indicated:

	Years Ended December 31,			2008/2007	2007/2006
(Dollars in millions)	2008	2007	2006	Variance	Variance
(Losses) gains from sales:
Fixed maturities, market value
Gains	$ 7.0	$ 1.0	$ 8.4	$ 6.0	$ (7.4)
Losses	(94.4)	(2.0)	-	(92.4)	(2.0)
Total	(87.4)	(1.0)	8.4	(86.4)	(9.4)

Equity securities, market value
Gains	-	-	31.2	-	(31.2)
Losses	-	-	(4.6)	-	4.6
Total	-	-	26.6	-	(26.6)

Equity securities, fair value
Gains	6.4	3.0	-	3.4	3.0
Losses	(112.3)	(13.7)	-	(98.6)	(13.7)
Total	(105.9)	(10.7)	-	(95.2)	(10.7)

Short-term assets
Gains	-	-	-	-	-
Losses	(0.2)	-	-	(0.2)	-
Total	(0.2)	-	-	(0.2)	-

Total net realized capital (losses) gains from sales
Gains	13.4	4.0	39.6	9.4	(35.6)
Losses	(206.9)	(15.7)	(4.6)	(191.2)	(11.1)
Total	(193.5)	(11.7)	35.0	(181.8)	(46.7)

Other-than-temporary impairments	(74.5)	(4.0)	-	(70.5)	(4.0)

(Losses) gains from fair value adjustments:
Fixed maturities, fair value	1.5	-	-	1.5	-
Equity securities, fair value	(134.9)	84.4	-	(219.3)	84.4
Other invested assets, fair value	(87.8)	12.2	-	(100.0)	12.2
Total	(221.2)	96.6	-	(317.8)	96.6

Total net realized capital (losses) gains	$ (489.2)	$ 80.9	$ 35.0	$ (570.1)	$ 45.9

(Some amounts may not reconcile due to rounding)

We recorded $221.2 million in net realized capital losses due to fair value re-measurements on fixed maturity securities, equity securities and other invested assets for 2008 and $96.6 million of net realized capital gains due to fair value re-measurements on equity securities and other invested assets for 2007. In addition, we recorded other-than-temporary impairments of $74.5 million and $4.0 million for 2008 and 2007, respectively. These net realized capital losses were attributable to the current financial liquidity crisis and related global economic downturn. Numerous financial corporations have either filed for bankruptcy or received assistance from the U.S. Government. This activity has severely impacted both the equity and credit markets. Equities are trading at multiyear lows, spreads on fixed maturities are at unprecedented levels and many securities have been downgraded by rating agencies.

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

U.S. Reinsurance.

The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,			2008/2007		2007/2006
(Dollars in millions)	2008	2007	2006	Variance	% Change	Variance	% Change
Gross written premiums	$ 957.9	$ 1,193.5	$ 1,336.7	$ (235.6)	-19.7%	$ (143.2)	-10.7%
Net written premiums	569.9	854.8	992.8	(284.9)	-33.3%	(138.0)	-13.9%

Premiums earned	$ 685.1	$ 939.7	$ 978.1	$ (254.6)	-27.1%	$ (38.4)	-3.9%
Incurred losses and LAE	560.0	636.9	721.2	(76.9)	-12.1%	(84.3)	-11.7%
Commission and brokerage	159.7	230.5	202.8	(70.9)	-30.7%	27.7	13.7%
Other underwriting expenses	32.2	33.3	24.9	(1.1)	-3.3%	8.3	33.4%
Underwriting (loss) gain	$ (66.8)	$ 39.0	$ 29.2	$ (105.7)	NM	$ 9.8	33.7%

					Point Chg		Point Chg
Loss ratio	81.7%	67.8%	73.7%		14.0		(5.9)
Commission and brokerage ratio	23.3%	24.5%	20.7%		(1.2)		3.8
Other underwriting expense ratio	4.7%	3.6%	2.6%		1.1		1.0
Combined ratio	109.7%	95.9%	97.0%		13.9		(1.1)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums decreased by 19.7% to $957.9 million in 2008 from $1,193.5 million in 2007, primarily due to a $104.9 million (14.7%) decrease in treaty property volume, a $71.7 million (21.6%) decrease in treaty casualty volume and a $57.9 million (39.9%) decrease in facultative volume. Property premiums were lower due to increased common account reinsurance protections, particularly on one Florida quota share account and two quota share non-renewals. Our treaty casualty premium was lower than last year as we reduced this book to a group of core accounts in response to the softer market conditions. Facultative volume decreased due to ceding companies retaining a greater portion of gross premiums and a marketplace that remains competitive. Net written premiums decreased by 33.3% to $569.9 million in 2008 compared to $854.8 million in 2007, primarily due to the decrease in gross written premiums and increased cessions under the affiliated quota share agreement. Correspondingly, premiums earned decreased by 27.1% to $685.1 million for 2008 compared to $939.7 million for 2007, consistent with the change in net written premiums.

Gross written premiums decreased by 10.7% to $1,193.5 million in 2007 from $1,336.7 million in 2006, primarily due to a $202.6 million (37.9%) decrease in treaty casualty volume and a $70.5 million (32.7%) decrease in facultative volume, partially offset by a $126.8 million (21.6%) increase in treaty property volume. The increase in treaty property writings emanated principally from new quota share treaties. The more competitive environment for the U.S. casualty business resulted in reduced opportunities to write this business profitably. Net written premiums decreased by 13.9% to $854.8 million in 2007 compared to $992.8 million in 2006, primarily due to the decrease in gross written premiums. Premiums earned decreased by 3.9% to $939.7 million for 2007 compared to $978.1 million for 2006. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2008
Attritional	$ 346.6	50.6%		$ 46.1	6.7%		$ 392.7	57.3%
Catastrophes	152.1	22.2%		15.2	2.2%		167.3	24.4%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 498.7	72.8%		$ 61.3	8.9%		$ 560.0	81.7%

2007
Attritional	$ 423.4	45.1%		$ (49.5)	-5.3%		$ 374.0	39.8%
Catastrophes	0.1	0.0%		(3.5)	-0.4%		(3.4)	-0.4%
A&E	-	0.0%		266.4	28.4%		266.4	28.3%
Total segment	$ 423.5	45.1%		$ 213.4	22.7%		$ 636.9	67.8%

2006
Attritional	$ 597.3	61.1%		$ (46.9)	-4.8%		$ 550.4	56.3%
Catastrophes	7.1	0.7%		136.3	13.9%		143.3	14.7%
A&E	-	0.0%		27.4	2.8%		27.4	2.8%
Total segment	$ 604.4	61.8%		$ 116.8	11.9%		$ 721.2	73.7%

Variance 2008/2007
Attritional	$ (76.9)	5.5	pts	$ 95.6	12.0	pts	$ 18.7	17.5	pts
Catastrophes	152.0	22.2	pts	18.7	2.6	pts	170.7	24.8	pts
A&E	-	-	pts	(266.4)	(28.4)	pts	(266.4)	(28.4)	pts
Total segment	$ 75.2	27.7	pts	$ (152.1)	(13.8)	pts	$ (76.9)	14.0	pts

Variance 2007/2006
Attritional	$ (173.9)	(16.0)	pts	$ (2.6)	(0.5)	pts	$ (176.4)	(16.5)	pts
Catastrophes	(7.0)	(0.7)	pts	(139.8)	(14.3)	pts	(146.8)	(15.0)	pts
A&E	-	-	pts	239.0	25.6	pts	239.0	25.6	pts
Total segment	$ (180.9)	(16.7)	pts	$ 96.6	10.8	pts	$ (84.3)	(5.9)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses were lower by $76.9 million in 2008 compared to 2007, primarily due to no reserve adjustments in 2008 for A&E losses, which experienced $266.4 million adverse development in 2007. Partially offsetting the decrease were catastrophe losses, principally from Hurricanes Gustav and Ike and unfavorable reserve development on prior years’ losses for 2008 compared to favorable development in 2007.

Incurred losses were lower by $84.3 million (5.9 points) for 2007 compared to 2006. The current year’s attritional loss ratio improved by 16.0 points due to positive results from increased property quota share business. We experienced $136.3 million of prior years’ catastrophe loss development in 2006 which did not recur in 2007 that improved the loss ratio by 14.3 points. These favorable factors were partially mitigated by a 25.6 point increase in the loss ratio driven by asbestos reserve strengthening.

Segment Expenses. Commission and brokerage expenses decreased 30.7% to $159.7 million for 2008 from $230.5 million in 2007, generally in line with the decrease in premiums earned. Segment other underwriting expenses for 2008 decreased slightly to $32.2 million from $33.3 million for 2007.

Commission and brokerage expense increased by 13.7% to $230.5 million for 2007 from $202.8 million in 2006, principally driven by an increase in ceding commissions due to market conditions. Segment other underwriting expenses for 2007 increased to $33.3 million from $24.9 million for 2006, principally due to the allocation of certain corporate charges to segments, which had been previously retained in corporate expenses.

U.S. Insurance.

The following table presents the underwriting results and ratios for the U.S. Insurance segment for the periods indicated.

	Years Ended December 31,			2008/2007		2007/2006
(Dollars in millions)	2008	2007	2006	Variance	% Change	Variance	% Change
Gross written premiums	$ 771.8	$ 885.6	$ 866.3	$ (113.8)	-12.9%	$ 19.3	2.2%
Net written premiums	398.7	479.8	591.2	(81.1)	-16.9%	(111.4)	-18.8%

Premiums earned	$ 482.7	$ 496.2	$ 574.0	$ (13.4)	-2.7%	$ (77.8)	-13.6%
Incurred losses and LAE	422.2	412.7	432.2	9.5	2.3%	(19.6)	-4.5%
Commission and brokerage	68.2	64.3	72.7	3.9	6.0%	(8.4)	-11.5%
Other underwriting expenses	64.3	58.2	48.9	6.1	10.5%	9.3	19.0%
Underwriting (loss) gain	$ (72.0)	$ (39.1)	$ 20.1	$ (32.9)	84.3%	$ (59.2)	NM

					Point Chg		Point Chg
Loss ratio	87.5%	83.2%	75.3%		4.3		7.9
Commission and brokerage ratio	14.1%	13.0%	12.7%		1.1		0.3
Other underwriting expense ratio	13.3%	11.7%	8.5%		1.6		3.2
Combined ratio	114.9%	107.9%	96.5%		7.0		11.4

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums decreased by 12.9% to $771.8 million for 2008 from $885.6 million for 2007. Conditions for workers’ compensation, contractors and public entity business have gotten increasingly competitive, which has reduced the volume of business that meets our underwriting and pricing criteria. A little less than half of the decline compared to last year was from the C.V. Starr program, where we have lost some public entity business because we did not match market pricing and terms. In addition, the $76.3 million of gross written premium we assumed on a new program in 2007, did not recur in 2008. Net written premiums decreased by 16.9% to $398.7 million for 2008 compared to $479.8 million for 2007. The decrease in net written premiums was larger than the decline in gross written premiums primarily due to increased reinsurance purchases on select larger new programs and an increase in the ceding percentage for 2008 in the affiliated quota share agreement. Premiums earned decreased 2.7% to $482.7 million for 2008 from $496.2 million for 2007. The reduction in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Gross written premiums increased by 2.2% to $885.6 million for 2007 from $866.3 million for 2006. The increase was primarily the result of a new program we assumed late in 2007 with approximately $76 million in gross written premium. Absent this new program gross written premiums would have decreased due to the further decline in our workers’ compensation and contractors liability writings in response to increased competition. Net written premiums decreased by 18.8% to $479.8 million for 2007 compared to $591.2 million for 2006, as our retention level decreased. Premiums earned decreased 13.6% to $496.2 million for 2007 from $574.0 million for 2006, generally in line with the decrease in net written premiums.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Insurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2008
Attritional	$ 335.0	69.4%		$ 87.4	18.1%		$ 422.4	87.5%
Catastrophes	-	0.0%		(0.2)	0.0%		(0.2)	0.0%
Total segment	$ 335.0	69.4%		$ 87.2	18.1%		$ 422.2	87.5%

2007
Attritional	$ 360.6	72.7%		$ 52.4	10.6%		$ 413.0	83.2%
Catastrophes	-	0.0%		(0.3)	-0.1%		(0.3)	-0.1%
Total segment	$ 360.6	72.7%		$ 52.1	10.5%		$ 412.7	83.2%

2006
Attritional	$ 480.4	83.7%		$ (48.5)	-8.5%		$ 431.9	75.3%
Catastrophes	-	0.0%		0.3	0.1%		0.3	0.1%
Total segment	$ 480.4	83.7%		$ (48.2)	-8.4%		$ 432.2	75.3%

Variance 2008/2007
Attritional	$ (25.6)	(3.3)	pts	$ 35.0	7.5	pts	$ 9.4	4.3	pts
Catastrophes	-	-	pts	0.1	0.0	pts	0.1	0.0	pts
Total segment	$ (25.6)	(3.3)	pts	$ 35.1	7.6	pts	$ 9.5	4.3	pts

Variance 2007/2006
Attritional	$ (119.9)	(11.0)	pts	$ 100.9	19.0	pts	$ (18.9)	8.0	pts
Catastrophes	-	-	pts	(0.6)	(0.1)	pts	(0.6)	(0.1)	pts
Total segment	$ (119.9)	(11.0)	pts	$ 100.3	18.9	pts	$ (19.6)	7.9	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 2.3% to $422.2 million for 2008 from $412.7 million for 2007. In 2008, we strengthened our reserves for an auto loan credit insurance program by $85.3 million as the deterioration in general economic conditions adversely impacted loan performance resulting in unforeseen increases in loan default rates and claim amounts. We had also strengthened the reserves for this program by $64.7 million in 2007. In 2008, we commuted our remaining liability on this program with the largest policyholder representing approximately one third of the remaining loss exposure. Given the magnitude of our current reserves, the maturity of the remaining insured portfolio and the reduced principal exposure, we believe the future loss development, if any, related to this program will not be material. Other than as related to this program, the segment experienced negligible reserve development in 2008 and favorable reserve development in 2007.

Incurred losses and LAE decreased by 4.5% to $412.7 million for 2007 from $432.2 million for 2006 as the segment loss ratio increased by 7.9 points to 83.2%. From a ratio perspective, the swing in prior years’ development from favorable in 2006 to adverse in 2007 resulted in 18.9 points of increase. The adverse development in 2007 was the result of $64.7 million of adverse reserve run-off on a canceled auto loan credit insurance program, partially offset by favorable development on the remainder of the reserves. The 2007 accident year loss ratio was 72.7%, which was 11.0 points lower than in 2006. The 2006 accident year ratio was negatively impacted by 14.7 points due to the auto loan credit insurance program referenced above.

Segment Expenses. Commission and brokerage expenses increased by 6.0% to $68.2 million for 2008 from $64.3 million in 2007, principally due to higher commissions on two new programs. Segment other underwriting expenses for 2008 increased to $64.3 million as compared to $58.2 million for 2007, primarily due to increased compensation costs associated with increased staff.

Commission and brokerage expenses decreased by 11.5% to $64.3 million for 2007 from $72.7 million in 2006, in line with the decrease in premiums earned. Segment other underwriting expenses for 2007 increased to $58.2 million as compared to $48.9 million for 2006 due to the allocation of certain corporate charges to segments, which had been previously retained in corporate expenses.

Specialty Underwriting.

The following table presents the underwriting results and ratios for the Specialty Underwriting segment for the periods indicated.

	Years Ended December 31,			2008/2007		2007/2006
(Dollars in millions)	2008	2007	2006	Variance	% Change	Variance	% Change
Gross written premiums	$ 260.4	$ 270.1	$ 251.2	$ (9.7)	-3.6%	$ 18.9	7.5%
Net written premiums	167.7	185.4	174.4	(17.7)	-9.5%	10.9	6.3%

Premiums earned	$ 168.4	$ 184.9	$ 176.3	$ (16.5)	-8.9%	$ 8.6	4.9%
Incurred losses and LAE	116.3	118.3	125.2	(2.0)	-1.7%	(6.8)	-5.5%
Commission and brokerage	40.9	44.3	44.9	(3.3)	-7.5%	(0.6)	-1.3%
Other underwriting expenses	8.1	8.5	6.6	(0.4)	-4.8%	1.9	29.0%
Underwriting gain (loss)	$ 3.1	$ 13.8	$ (0.2)	$ (10.7)	-77.4%	$ 14.1	NM

					Point Chg		Point Chg
Loss ratio	69.0%	64.0%	71.0%		5.0		(7.0)
Commission and brokerage ratio	24.3%	23.9%	25.4%		0.4		(1.5)
Other underwriting expense ratio	4.8%	4.6%	3.7%		0.2		0.9
Combined ratio	98.1%	92.5%	100.1%		5.6		(7.6)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums decreased by 3.6% to $260.4 million for 2008 from $270.1 million for 2007. Aviation premiums were lower by $16.9 million (58.9%) owing to very competitive market conditions and A&H premiums were lower by $15.4 million (16.1%) largely due to lower premiums under certain quota share contracts where the ceding companies have culled their books to improve their loss experience. Partially offsetting these declines were marine premiums, up by $19.8 million (19.8%) due to higher premiums on our quota share covers and improved rates across the book and surety premiums, up $2.8 million or 6.1%. Net written premiums decreased by 9.5% to $167.7 million for 2008 compared to $185.4 million for 2007, as a result of the decrease in gross written premiums combined with the increased cessions under the affiliated quota share agreement. Premiums earned decreased by 8.9% to $168.4 million for 2008 compared to $184.9 million for 2007 as a result of the decline in net written premiums.

Gross written premiums increased by 7.5% to $270.1 million for 2007 from $251.2 million for 2006. This increase was the result of a $36.9 million (58.7%) increase in marine writings and a $12.2 million (14.7%) increase in A&H writings, partially offset by a $24.6 million (34.9%) decrease in surety writings and a $5.7 million (16.5%) decrease in aviation writings. The increased marine premium growth emanated from growth in existing quota share business as well as new quota share contracts. We continued to decrease our aviation and surety writings in response to more competitive market conditions. Net written premiums increased by 6.3% to $185.4 million for 2007 compared to $174.4 million for 2006, as a result of the increase in gross written premiums. Premiums earned increased by 4.9% to $184.9 million for 2007 compared to $176.3 million for 2006, generally in line with the growth in net written premiums.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Specialty Underwriting segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2008
Attritional	$ 103.2	61.3%		$ (1.2)	-0.7%		$ 102.0	60.6%
Catastrophes	10.5	6.2%		3.8	2.2%		14.3	8.5%
Total segment	$ 113.7	67.5%		$ 2.6	1.5%		$ 116.3	69.0%

2007
Attritional	$ 105.3	57.0%		$ (4.7)	-2.6%		$ 100.6	54.4%
Catastrophes	0.3	0.2%		17.4	9.4%		17.7	9.6%
Total segment	$ 105.6	57.1%		$ 12.7	6.9%		$ 118.3	64.0%

2006
Attritional	$ 109.4	62.1%		$ (30.1)	-17.1%		$ 79.4	45.0%
Catastrophes	-	0.0%		45.8	26.0%		45.8	26.0%
Total segment	$ 109.4	62.1%		$ 15.7	8.9%		$ 125.2	71.0%

Variance 2008/2007
Attritional	$ (2.1)	4.3	pts	$ 3.5	1.8	pts	$ 1.4	6.2	pts
Catastrophes	10.2	6.1	pts	(13.7)	(7.2)	pts	(3.5)	(1.1)	pts
Total segment	$ 8.1	10.4	pts	$ (10.1)	(5.4)	pts	$ (2.0)	5.1	pts

Variance 2007/2006
Attritional	$ (4.1)	(5.1)	pts	$ 25.3	14.5	pts	$ 21.2	9.4	pts
Catastrophes	0.3	0.2	pts	(28.4)	(16.5)	pts	(28.1)	(16.4)	pts
Total segment	$ (3.8)	(5.0)	pts	$ (3.0)	(2.0)	pts	$ (6.8)	(7.0)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 1.7% to $116.3 million for 2008 compared to $118.3 million for 2007 primarily due to lower catastrophe losses in 2008 as compared to 2007, partially offset by slightly higher attritional losses in 2008.

Incurred losses and LAE decreased by 5.5% to $118.3 million for 2007 compared to $125.2 million for 2006. The loss ratio for the current accident year was lower by 5.0 points in 2007 compared to 2006. We experienced 6.9 points of adverse development in 2007 compared to 8.9 points in 2006. Catastrophe loss development, principally within the marine business related to the 2005 hurricanes, was the principal driver of the overall development in both 2007 and 2006.

Segment Expenses. Commission and brokerage expenses decreased 7.5% to $40.9 million in 2008 from $44.3 million in 2007 due primarily to the increased cessions under the affiliated quota share agreement. Segment other underwriting expenses decreased slightly to $8.1 million for 2008 from $8.5 million for 2007.

Commission and brokerage expense decreased 1.3% to $44.3 million in 2007 from $44.9 million in 2006, primarily due to the mix of premiums earned. Segment other underwriting expenses increased 29.0% to $8.5 million for 2007 from $6.6 million for 2006, primarily due to the allocation of certain corporate charges to segments, which had been previously retained in corporate expenses.

International.

The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Years Ended December 31,			2008/2007		2007/2006
(Dollars in millions)	2008	2007	2006	Variance	% Change	Variance	% Change
Gross written premiums	$ 904.7	$ 805.9	$ 731.7	$ 98.8	12.3%	$ 74.1	10.1%
Net written premiums	539.1	553.0	531.8	(13.9)	-2.5%	21.1	4.0%

Premiums earned	$ 545.6	$ 558.2	$ 518.8	$ (12.6)	-2.3%	$ 39.3	7.6%
Incurred losses and LAE	367.1	339.7	278.5	27.4	8.1%	61.2	22.0%
Commission and brokerage	129.7	126.7	118.1	3.0	2.4%	8.6	7.3%
Other underwriting expenses	19.8	18.6	13.8	1.1	6.2%	4.8	34.7%
Underwriting gain	$ 28.9	$ 73.1	$ 108.4	$ (44.2)	-60.4%	$ (35.3)	-32.5%

					Point Chg		Point Chg
Loss ratio	67.3%	60.9%	53.7%		6.4		7.2
Commission and brokerage ratio	23.8%	22.7%	22.7%		1.1		0.0
Other underwriting expense ratio	3.6%	3.3%	2.7%		0.3		0.6
Combined ratio	94.7%	86.9%	79.1%		7.8		7.8

(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums increased by 12.3% to $904.7 million for 2008 from $805.9 million for 2007. We obtained increased participations on treaties in most regions over the course of the past twelve months. As well, we benefited as some insurers sought to further diversify their reinsurance panels by reducing exposures to certain other reinsurers, which created opportunities for us, given our strong financial strength ratings. In addition, we have obtained some preferential signings including preferential terms and conditions and benefited from higher rates in some markets. Premiums written through the Miami and New Jersey offices increased by $106.0 million (22.5%); the Asian branch increased by $24.2 million (14.6%), while premiums for the Canadian branch decreased by $31.8 million (18.7%). Net written premiums decreased by 2.5% to $539.1 million for 2008 compared to $553.0 million for 2007, primarily due to the increased cessions under the affiliated quota share agreement. Premiums earned decreased by 2.3% to $545.6 million for 2008 compared to $558.2 million for 2007, generally consistent with the decrease in net written premiums.

Gross written premiums increased by 10.1% to $805.9 million for 2007 from $731.7 million for 2006. Approximately half of this increase was attributable to the impact of the weaker U.S. dollar. We write business in many currencies and as these currencies strengthened against the U.S. dollar, they converted to higher dollar values. Business written through the Miami and New Jersey office increased by $35.0 million (8.0%), business written through the Asian branch increased by $22.3 million (15.6%) and business written through the Canadian branch increased by $17.9 million (11.8%). We have experienced strong fundamental growth in geographic areas where economic growth and demand for reinsurance is strong. Net written premiums increased by 4.0% to $553.0 million for 2007 compared to $531.8 million for 2006, primarily as a result of the increase in gross written premiums. Premiums earned increased by 7.6% to $558.2 million for 2007 compared to $518.8 million for 2006. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2008
Attritional	$ 350.0	64.2%		$ (3.9)	-0.7%		$ 346.1	63.4%
Catastrophes	26.1	4.8%		(5.0)	-0.9%		21.1	3.9%
Total segment	$ 376.1	68.9%		$ (9.0)	-1.6%		$ 367.1	67.3%

2007
Attritional	$ 285.5	51.2%		$ (5.1)	-0.9%		$ 280.4	50.2%
Catastrophes	56.6	10.1%		2.7	0.5%		59.3	10.6%
Total segment	$ 342.1	61.3%		$ (2.4)	-0.4%		$ 339.7	60.9%

2006
Attritional	$ 290.0	55.9%		$ (31.6)	-6.1%		$ 258.4	49.8%
Catastrophes	5.4	1.0%		14.8	2.9%		20.2	3.9%
Total segment	$ 295.4	56.9%		$ (16.8)	-3.2%		$ 278.5	53.7%

Variance 2008/2007
Attritional	$ 64.5	13.0	pts	$ 1.2	0.2	pts	$ 65.7	13.2	pts
Catastrophes	(30.5)	(5.3)	pts	(7.8)	(1.4)	pts	(38.2)	(6.8)	pts
Total segment	$ 34.0	7.7	pts	$ (6.6)	(1.2)	pts	$ 27.4	6.4	pts

Variance 2007/2006
Attritional	$ (4.5)	(4.7)	pts	$ 26.5	5.2	pts	$ 22.0	0.4	pts
Catastrophes	51.2	9.1	pts	(12.1)	(2.4)	pts	39.1	6.7	pts
Total segment	$ 46.7	4.4	pts	$ 14.4	2.8	pts	$ 61.2	7.2	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 8.1% to $367.1 million for 2008 compared to $339.7 million for 2007. The segment loss ratio increased by 6.4 points for 2008 compared to 2007, primarily due to higher attritional losses in 2008 compared to 2007, partially offset by lower catastrophe losses.

Incurred losses and LAE increased by 22.0% to $339.7 million for 2007 compared to $278.5 million for 2006. The segment loss ratio increased by 7.2 points year over year, principally due to an increase in the catastrophe losses in 2007.

Segment Expenses. Commission and brokerage expenses increased slightly to $129.7 million for 2008 from $126.7 million in 2007 despite a slight decline in premiums earned. The commission and brokerage ratio increased principally due to increased contingent commissions emanating from the profitable results. Segment other underwriting expenses for 2008 was $19.8 million compared to $18.6 million for 2007.

Commission and brokerage expenses increased by 7.3% to $126.7 million for 2007 from $118.1 million in 2006, consistent with the increase in premiums earned. Segment other underwriting expenses for 2007 was $18.6 million compared to $13.8 million for 2006, primarily due to the allocation of certain corporate charges to segments, which had been previously retained in corporate expenses.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Sensitive Instruments.

The SEC’s Financial Reporting Release #48 requires registrants to clarify and expand upon the existing financial statement disclosure requirements for derivative financial instruments, derivative commodity instruments and other financial instruments (collectively, “market sensitive instruments”). We do not hold market sensitive instruments for trading purposes.

Our current investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity securities, while maintaining an adequate level of liquidity. Our mix of taxable and tax-preferenced investments is adjusted periodically, consistent with our current and projected operating results, market conditions and our tax position. The fixed maturities in the investment portfolio are comprised of non-trading available for sale securities. Additionally, we have invested in equity securities.

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

Interest Rate Risk. Our $7.4 billion investment portfolio at December 31, 2008 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and of which 15.3% are exposed to foreign currency movements, and some equity securities, which are subject to price fluctuations. The impact of the foreign exchange movements on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $217.1 million of mortgage-backed securities in the $5,554.9 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $918.7 million of short-term investments) for the periods indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates for mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2008
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$ 7,209.1	$ 6,855.1	$ 6,473.7	$ 6,083.4	$ 5,720.2
Market/Fair Value Change from Base (%)	11.4%	5.9%	0.0%	-6.0%	-11.6%
Change in Unrealized Appreciation
After-tax from Base ($)	$ 478.0	$ 247.9	$ -	$ (253.7)	$ (489.7)

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2007
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$ 7,953.6	$ 7,649.8	$ 7,325.5	$ 6,944.8	$ 6,552.6
Market/Fair Value Change from Base (%)	8.6%	4.4%	0.0%	-5.2%	-10.6%
Change in Unrealized Appreciation
After-tax from Base ($)	$ 408.3	$ 210.8	$ -	$ (247.5)	$ (502.4)

We had $7,420.0 million and $7,538.7 million of gross reserves for losses and LAE as of December 31, 2008 and 2007, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

Equity Risk. Equity risk is the potential change in fair and/or market value of the common stock and preferred stock portfolios arising from changing equity prices. Our equity investments consist of a diversified portfolio of individual securities and mutual funds, which invest principally in high quality common and preferred stocks that are traded on major exchanges. The primary objective of the equity portfolio was to obtain greater total return relative to bonds over time through market appreciation and income.

The tables below display the impact on fair/market value and after-tax appreciation/(depreciation) of a 10% and 20% change in equity prices up and down for the periods indicated.

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2008
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$ 95.9	$ 107.8	$ 119.8	$ 131.8	$ 143.8
After-tax Change in Fair/Market Value	(15.6)	(7.8)	-	7.8	15.6

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2007
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$ 660.2	$ 742.7	$ 825.3	$ 907.8	$ 990.3
After-tax Change in Fair/Market Value	(106.0)	(53.0)	-	53.0	106.0

Foreign Exchange Risk. Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, we prefer to maintain the capital of our operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities. In accordance with FAS No. 52, “Foreign Currency Translation”, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of December 31, 2008 there has been no material change in exposure to foreign exchange rates as compared to December 31, 2007.

The tables below display the potential impact of a parallel and immediate 10% and 20% increase and decrease in foreign exchange rates on the valuation of invested assets subject to foreign currency exposure for the periods indicated. This analysis includes the after-tax impact of translation from transactional currency to functional currency as well as the after-tax impact of translation from functional currency to the U.S. dollar reporting currency.

	Change in Foreign Exchange Rates in Percent
	At December 31, 2008
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$ (51.7)	$ (29.4)	$ -	$ 34.6	$ 73.2

	Change in Foreign Exchange Rates in Percent
	At December 31, 2007
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$ (61.8)	$ (34.1)	$ -	$ 38.8	$ 81.0

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

Attestation Report of the Registered Public Accounting Firm

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

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information for Item 10 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 11.      EXECUTIVE COMPENSATION

Information for Item 11 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information for Item 12 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information for Item 13 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The PricewaterhouseCoopers LLP (and its worldwide affiliates) fees incurred are as follows for the periods indicated:

(Dollars in thousands)		2008	2007
(1)	Audit Fees	$ 1,880.5	$ 1,866.8
(2)	Audit-Related Fees	75.1	102.5
(3)	Tax Fees	32.8	164.2
(4)	All Other Fees	5.0	5.0

Audit fees include the annual audit and quarterly financial statement reviews, subsidiary audits, and procedures required to be performed by the independent auditor to be able to form an opinion on our consolidated financial statements. These other procedures include information systems and procedural reviews and testing performed in order to understand and place reliance on the systems of internal control, and consultations relating to the audit or quarterly review. Audit fees may also include statutory audits or financial audits for our subsidiaries or affiliates and services associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2009.

EVEREST REINSURANCE HOLDINGS, INC.

By:	/S/ JOSEPH V. TARANTO
Joseph V. Taranto (Chairman and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSEPH V. TARANTO	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2009
Joseph V. Taranto

/S/ THOMAS J. GALLAGHER	President and Chief Operating Officer	March 31, 2009
Thomas J. Gallagher

/S/ CRAIG EISENACHER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 31 , 2009
Craig Eisenacher

/S/ KEITH T. SHOEMAKER	Comptroller (Principal Accounting Officer)	March 31, 2009
Keith T. Shoemaker

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

*10.17

Amendment to Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc. and Joseph V. Taranto, dated April 5, 2007, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on April 5, 2007

*10.18

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

                                                      EVEREST REINSURANCE HOLDINGS, INC.

                                           INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Pages

Report of Independent Registered Public Accounting Firm		F-2

Consolidated Balance Sheets at December 31, 2008 and 2007		F-3

Consolidated Statements of Operations and Comprehensive (Loss) Income for the
	Years Ended December 31, 2008, 2007 and 2006	F-4

Consolidated Statements of Changes in Stockholder’s Equity for the Years Ended
	December 31, 2008, 2007 and 2006	F-5

Consolidated Statements of Cash Flows for the Years Ended
	December 31, 2008, 2007 and 2006	F-6

Notes to Consolidated Financial Statements		F-7

Schedules

I	Summary of Investments Other Than Investments in Related Parties at
	December 31, 2008	S-1

II	Condensed Financial Information of Registrant:

	Balance Sheets as of December 31, 2008 and 2007	S-2

	Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006	S-3

	Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	S-4

III	Supplementary Insurance Information for the Years Ended
	December 31, 2008, 2007 and 2006	S-5

IV	Reinsurance for the Years Ended December 31, 2008, 2007 and 2006	S-6

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder

of Everest Reinsurance Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Everest Reinsurance Holdings, Inc. and its subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” in 2007.

PricewaterhouseCoopers LLP

New York, New York

March 30, 2009

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par value per share)	2008	2007

ASSETS:
Fixed maturities - available for sale, at market value	$ 5,511,856	$ 5,998,157
(amortized cost: 2008, $5,610,483; 2007, $5,830,676)
Fixed maturities - available for sale, at fair value	43,090	-
Equity securities - available for sale, at market value (cost: 2008, $15; 2007, $0)	16	-
Equity securities - available for sale, at fair value	119,815	815,372
Short-term investments	918,712	1,327,391
Other invested assets (cost: 2008, $400,498; 2007, $449,182)	392,589	451,639
Other invested assets, at fair value	316,750	253,791
Cash	92,264	146,447
Total investments and cash	7,395,092	8,992,797
Accrued investment income	82,860	86,129
Premiums receivable	714,035	800,211
Reinsurance receivables - unaffiliated	637,890	644,693
Reinsurance receivables - affiliated	2,480,016	1,698,454
Funds held by reinsureds	147,287	132,443
Deferred acquisition costs	192,096	234,719
Prepaid reinsurance premiums	456,180	433,271
Deferred tax asset	518,042	279,302
Federal income tax recoverable	70,299	88,330
Other assets	172,825	153,180
TOTAL ASSETS	$ 12,866,622	$ 13,543,529

LIABILITIES:
Reserve for losses and adjustment expenses	$ 7,419,993	$ 7,538,704
Unearned premium reserve	1,176,834	1,368,096
Funds held under reinsurance treaties	134,698	117,404
Losses in the course of payment	35,805	50,047
Commission reserves	45,531	47,953
Other net payable to reinsurers	378,800	374,929
8.75% Senior notes due 3/15/2010	199,821	199,685
5.4% Senior notes due 10/15/2014	249,728	249,689
6.6% Long term notes due 05/01/2067	399,643	399,639
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	11,217	11,217
Other liabilities	281,687	288,770
Total liabilities	10,663,654	10,976,030

Commitments and Contingencies (Note 17)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2008 and 2007)	-	-
Additional paid-in capital	315,771	310,206
Accumulated other comprehensive (loss) income, net of deferred income tax benefit of
$38.8 million at 2008 and expense of $87.9 million at 2007	(72,063)	163,276
Retained earnings	1,959,260	2,094,017
Total stockholder's equity	2,202,968	2,567,499
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 12,866,622	$ 13,543,529

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006

REVENUES:
Premiums earned	$ 1,881,782	$ 2,178,900	$ 2,247,200
Net investment income	363,053	406,592	372,352
Net realized capital (losses) gains	(489,186)	80,887	34,957
Other income (expense)	57,921	(73,641)	(40,542)
Total revenues	1,813,570	2,592,738	2,613,967

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,465,560	1,507,574	1,557,079
Commission, brokerage, taxes and fees	398,610	465,912	438,505
Other underwriting expenses	129,926	123,916	98,729
Interest, fee and bond issue cost amortization expense	78,979	91,059	69,696
Total claims and expenses	2,073,075	2,188,461	2,164,009

(LOSS) INCOME BEFORE TAXES	(259,505)	404,277	449,958
Income tax (benefit) expense	(134,748)	100,086	117,052

NET (LOSS) INCOME	$ (124,757)	$ 304,191	$ 332,906

Other comprehensive (loss) income, net of tax	(235,339)	35,482	101,313

COMPREHENSIVE (LOSS) INCOME	$ (360,096)	$ 339,673	$ 434,219

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER'S EQUITY

	Years Ended December 31,
(Dollars in thousands, except share amounts)	2008	2007	2006

COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$ 310,206	$ 300,764	$ 292,281
Share-based compensation plans	5,565	9,442	8,483
Balance, end of period	315,771	310,206	300,764

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	163,276	332,578	246,285
Cumulative effect to adopt FAS No. 159, net of tax	-	(204,784)	-
Adjustment to initially apply FAS no. 158, net of tax	-	-	(15,020)
Net (decrease) increase during the period	(235,339)	35,482	101,313
Balance, end of period	(72,063)	163,276	332,578

RETAINED EARNINGS:
Balance, beginning of period	2,094,017	1,585,042	1,252,136
Cumulative effect to adopt FAS No. 159, net of tax	-	204,784	-
Net (loss) income	(124,757)	304,191	332,906
Dividends declared	(10,000)	-	-
Balance, end of period	1,959,260	2,094,017	1,585,042

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$ 2,202,968	$ 2,567,499	$ 2,218,384

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$ (124,757)	$ 304,191	$ 332,906
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in premiums receivable	82,398	145,022	117,936
Decrease (increase) in funds held by reinsureds, net	2,426	6,808	(155,669)
(Increase) decrease in reinsurance receivables	(50,349)	(63,541)	274,443
Increase in deferred tax asset	(112,021)	(50,191)	(33,460)
(Decrease) increase in reserve for losses and loss adjustment expenses	(42,354)	66,119	(353,176)
(Decrease) increase in unearned premiums	(181,240)	(66,483)	32,986
Change in equity adjustments in limited partnerships	30,985	(22,726)	(38,536)
Change in other assets and liabilities, net	(65,102)	(83,460)	204,332
Non-cash compensation expense	4,983	4,832	-
Non-cash loss portfolio transfer transaction	315	-	-
Amortization of bond premium/(accrual of bond discount)	9,257	(7,969)	9,873
Amortization of underwriting discount on senior notes	179	164	149
Net realized capital losses (gains)	489,186	(80,887)	(34,957)
Net cash provided by operating activities	43,906	151,879	356,827

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	486,174	736,297	461,341
Proceeds from fixed maturities matured/called - available for sale, at fair value	1,900	-	-
Proceeds from fixed maturities sold - available for sale, at market value	140,139	38,504	45,051
Proceeds from equity securities sold - available for sale, at market value	(15)	6,497	206,522
Proceeds from equity securities sold - available for sale, at fair value	777,250	760,729	-
Distributions from other invested assets	94,082	48,712	54,195
Cost of fixed maturities acquired - available for sale, at market value	(1,362,282)	(585,910)	(599,175)
Cost of fixed maturities acquired - available for sale, at fair value	(43,414)	-	-
Cost of equity securities acquired - available for sale, at fair value	(322,530)	(329,486)	(176,678)
Cost of other invested assets acquired	(76,384)	(135,357)	(148,342)
Cost of other invested assets acquired, at fair value	(150,744)	(241,584)	-
Net change in short-term securities	364,811	(628,453)	(143,637)
Net change in unsettled securities transactions	7,436	(5,609)	(10,706)
Net cash used in investing activities	(83,577)	(335,660)	(311,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	582	4,610	8,483
Net proceeds from issuance of long term notes	-	395,637	-
Redemption of junior subordinated debt securities	-	(216,496)	-
Dividends paid to stockholder	(10,000)	-	-
Net cash (used in) provided by financing activities	(9,418)	183,751	8,483

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,094)	9,942	16,460

Net (decrease) increase in cash	(54,183)	9,912	70,341
Cash, beginning of period	146,447	136,535	66,194
Cash, end of period	$ 92,264	$ 146,447	$ 136,535

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
Income taxes (recoverable) paid	$ (46,666)	$ 250,909	$ 35,460
Interest paid	77,948	82,635	68,608

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Business and Basis of Presentation.

Everest Reinsurance Holdings, Inc. (“Holdings”), a Delaware company and direct subsidiary of Everest Risk Holdings (Ireland) Limited (“Holdings Ireland”), which is a direct subsidiary of Everest Re Group, Ltd. (“Group”), through its subsidiaries, principally provides property and casualty reinsurance and insurance in the United States of America and internationally. As used in this document, “Company” means Holdings and its subsidiaries. On December 30, 2008, Group contributed Everest Reinsurance Holdings, Inc. and its subsidiaries to its recently established Irish holding company, Holdings Ireland.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The statements include all of the following domestic and foreign direct and indirect subsidiaries of the Company: Everest Reinsurance Company (“Everest Re”), Everest National Insurance Company (“Everest National”), Everest Indemnity Insurance Company (“Everest Indemnity”), Everest Security Insurance Company (“Everest Security”), Everest Insurance Company of Canada (“Everest Canada”), Mt. Whitney Securities, Inc., Everest Reinsurance Company Ltda. (Brazil), Mt. McKinley Managers, L.L.C., Workcare Southeast, Inc., Workcare Southeast of Georgia, Inc. and Mt. McKinley Insurance Company (“Mt. McKinley”). All amounts are reported in U.S. dollars.

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

Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2008 presentation.

B. Investments.

Fixed maturity and market value equity security investments are all classified as available for sale. Unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, are reflected in stockholder’s equity, net of income taxes in “accumulated other comprehensive income” in the consolidated balance sheets. Fixed maturities, actively managed equity securities and other invested assets, at fair value, are carried at fair value with fair value re-measurements reflected as net realized capital gains or losses in the consolidated statements of operations and comprehensive income. Unrealized losses on fixed maturities, which are deemed other-than-temporary, are charged to net income as net realized capital losses. Short-term investments are stated at cost, which approximates market value. Realized gains or losses on sales of investments are determined on the basis of identified cost. For non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality and cash flow characteristics of each security. For publicly traded securities, market value is based on quoted market prices or valuation models that use observable market inputs. When a sector of the financial markets is inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value. Retrospective adjustments are employed to recalculate the values of asset-backed securities. Each acquisition lot is reviewed to recalculate the effective yield. The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition. Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities. Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used to effect the calculation of projected and prepayments for pass-through security types. Other invested assets include limited partnerships, rabbi trusts and an affiliated entity. Limited partnerships and the affiliated entity are accounted for under the equity method of accounting, which may be recorded on a monthly or quarterly lag.

C. Uncollectible Receivable Balances.

The Company provides reserves for uncollectible premium receivables and reinsurance recoverable balances based on management’s assessment of the collectibility of the outstanding balances. Such reserves were $263.7 million and $187.8 million at December 31, 2008 and 2007, respectively.

D. Deferred Acquisition Costs.

Acquisition costs, consisting principally of commissions and brokerage expenses and certain premium taxes and fees incurred at the time a contract or policy is issued and that vary with and are directly related to the Company’s reinsurance and insurance business, are deferred and amortized over the period in which the related premiums are earned, generally one year. Deferred acquisition costs are limited to their estimated realizable value by line of business based on the related unearned premiums, anticipated claims and claim expenses and anticipated investment income. Deferred acquisition costs amortized to income were $398.6 million, $465.9 million and $438.5 million in 2008, 2007 and 2006, respectively.

E. Reserve for Losses and Loss Adjustment Expenses.

The reserve for losses and loss adjustment expenses (“LAE”) is based on individual case estimates and reports received from ceding companies. A provision is included for losses and LAE incurred but not reported (“IBNR”) based on past experience. A provision is also included for certain potential liabilities relating to asbestos and environmental (“A&E”) exposures, which liabilities cannot be estimated using traditional reserving techniques. See also Note 3. The reserves are reviewed periodically and any changes in estimates are reflected in earnings in the period the adjustment is made. The Company’s loss and LAE reserves represent management’s best estimate of the ultimate liability. Loss and LAE reserves are presented gross of reinsurance receivables and incurred losses and LAE are presented net of reinsurance.

Accruals for commissions are established for reinsurance contracts that provide for the stated commission percentage to increase or decrease based on the loss experience of the contract. Changes in estimates for such arrangements are recorded as commission expense. Commission accruals for contracts with adjustable features are estimated based on expected loss and LAE.

F. Premium Revenues.

Written premiums are earned ratably over the periods of the related insurance and reinsurance contracts. Unearned premium reserves are established relative to the unexpired contract period. Such reserves are established based upon reports received from ceding companies or estimated using pro rata methods based on statistical data. Reinstatement premiums represent additional premium received on reinsurance coverages, most prevalently catastrophe related, when limits have been depleted under the original reinsurance contract and additional coverage is granted. Written and earned premiums and the related costs, which have not yet been reported to the Company, are estimated and accrued. Premiums are net of ceded reinsurance.

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

H. Foreign Currency.

Assets and liabilities relating to foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; revenues and expenses are translated into U.S. dollars using average exchange rates in effect during the reporting period. Gains and losses resulting from translating foreign currency financial statements, net of deferred income taxes, are excluded from net income and accumulated in stockholder’s equity. Gains and losses resulting from foreign currency transactions, other than debt securities available for sale, are recorded through the consolidated statements of operations and comprehensive income (loss) in other income (expense). Gains and losses resulting from changes in the foreign currency exchange rates or debt securities, available for sale at market value, are recorded in the consolidated balance sheets in accumulated other comprehensive income (loss) as unrealized appreciation (depreciation).

I. Segmentation.

The Company, through its subsidiaries, operates in four segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting and International. See also Note 19.

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

L. Application of New Accounting Standards.

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which was effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). FIN 48 prescribes the financial statement recognition and measurement criteria for tax positions taken or expected to be taken in a tax return. Further, FIN 48 expands the required disclosures associated with uncertain tax positions. As a result of the implementation of FIN 48, the Company recorded no adjustment in the liability for unrecognized income tax benefits and no adjustment to beginning retained earnings.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 157 “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value consistently in GAAP and expands disclosures about fair value measurements. The Company adopted FAS 157 as of January 1, 2007.

In September 2006, the FASB issued FAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”), which was effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. FAS 158 requires an employer to (a) recognize in its financial statements an asset for a plan’s over funded status or a liability for a plan’s under funded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur as other comprehensive income. The Company adopted FAS 158 for the reporting period ended December 31, 2006.

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

In March 2008, the FASB issued FAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires entities to provide additional disclosures on derivative and hedging activities regarding their effect on financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt FAS 161 on January 1, 2009.

In October 2008, the FASB issued FASB Staff Position FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FAS 157-3”). FAS 157-3 clarifies the application of FAS No. 157 “Fair Value Measurements” (“FAS 157”), in a market that is not active. This FASB Staff Position was effective upon issuance.

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FAS 132(R)-1”). FAS 132(R)-1 requires additional disclosures about plan assets. Additional disclosures include investment policies and strategies, fair value of each major plan asset category, inputs and valuation techniques used to develop fair value and any significant concentrations of risk. This FASB Staff Position is effective for fiscal years ending after December 15, 2009. The Company will adopt FAS 132(R)-1 for the reporting period ending December 31, 2009.

2. INVESTMENTS

The amortized cost, market value, and gross unrealized appreciation and depreciation of available for sale, market value fixed maturity and equity security investments are as follows for the periods indicated:

	At December 31, 2008
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$ 139,776	$ 15,456	$ -	$ 155,232
Obligations of U.S. states and political subdivisions	3,846,754	113,885	(164,921)	3,795,718
Corporate securities	496,328	18,411	(69,061)	445,678
Mortgage-backed securities	231,631	4,838	(19,352)	217,117
Foreign government securities	467,935	32,538	(7,776)	492,697
Foreign corporate securities	428,059	6,602	(29,247)	405,414
Total fixed maturities	$ 5,610,483	$ 191,730	$ (290,357)	$ 5,511,856
Equity securities	$ 15	$ 1	$ -	$ 16

	At December 31, 2007
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$ 92,932	$ 3,571	$ (3)	$ 96,500
Obligations of U.S. states and political subdivisions	3,512,695	138,374	(2,540)	3,648,529
Corporate securities	741,380	12,819	(10,909)	743,290
Mortgage-backed securities	566,041	4,100	(5,119)	565,022
Foreign government securities	416,715	20,678	(876)	436,517
Foreign corporate securities	500,913	11,614	(4,228)	508,299
Total fixed maturities	$ 5,830,676	$ 191,156	$ (23,675)	$ 5,998,157
Equity securities	$ -	$ -	$ -	$ -

The amortized cost and market value of fixed maturities are shown in the following table by contractual maturity. Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. As the stated maturity of such securities may not be indicative of actual maturities, the total for mortgage-backed securities is shown separately.

	At December 31, 2008
	Amortized	Market
(Dollars in thousands)	Cost	Value
Fixed maturities – available for sale
Due in one year or less	$ 293,575	$ 286,141
Due after one year through five years	953,239	978,739
Due after five years through ten years	1,161,265	1,166,117
Due after ten years	2,970,773	2,863,742
Mortgage-backed securities	231,631	217,117
Total	$ 5,610,483	$ 5,511,856

The changes in net unrealized (losses) gains for the Company’s investments are derived from the following source for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2008	2007
Decrease during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturities	$ (266,108)	$ (10,699)
Other invested assets	(10,366)	1,496
Change in unrealized depreciation, pre-tax	(276,474)	(9,203)
Deferred taxes	96,766	3,221
Change in unrealized depreciation, net of deferred
taxes, included in stockholder's equity	$ (179,708)	$ (5,982)

The Company frequently reviews its investment portfolio for declines in market value and focuses its attention on securities whose fair value has fallen below 80% of their amortized value at the time of review. The Company then assesses whether the decline in value is temporary or “other-than-temporary”. In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information and the Company’s ability and intent to hold to recovery. Generally, a change in a security’s value caused by a change in the market or interest rate environment does not constitute an other-than-temporary impairment, but rather a temporary decline in market value. Temporary declines in market value are recorded as unrealized losses in accumulated other comprehensive income. If the Company determines that the decline is other-than-temporary, the carrying value of the investment is written down to fair value and a realized loss is recorded in the Company’s consolidated statements of operations and comprehensive (loss) income. The Company’s assessments are based on the issuers current and expected future financial position, timeliness with respect to interest and/or principal payments, speed of repayments and any applicable credit enhancements or breakeven constant default rates on asset-backed securities, as well as relevant information provided by rating agencies, investment advisors and analysts.

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by investment category and maturity category by length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration by security type of unrealized loss at December 31, 2008
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
U.S. government
agencies and authorities	$ -	$ -	$ -	$ -	$ -	$ -
States, municipalities
and political subdivisions	1,471,807	(146,292)	176,555	(18,629)	1,648,362	(164,921)
Foreign governments	79,063	(7,715)	2,759	(61)	81,822	(7,776)
All other corporate	366,512	(56,521)	208,538	(61,139)	575,050	(117,660)
Total fixed maturities	$ 1,917,382	$ (210,528)	$ 387,852	$ (79,829)	$ 2,305,234	$ (290,357)

	Duration by maturity type of unrealized loss at December 31, 2008
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$ 87,124	$ (8,412)	$ 22,024	$ (1,516)	$ 109,148	$ (9,928)
Due after one year through five years	199,864	(10,869)	52,880	(5,677)	252,744	(16,546)
Due after five years through ten years	145,943	(10,767)	88,806	(21,998)	234,749	(32,765)
Due after ten years	1,478,686	(180,001)	184,531	(31,765)	1,663,217	(211,766)
Mortgage-backed securities	5,765	(479)	39,611	(18,873)	45,376	(19,352)
Total	$ 1,917,382	$ (210,528)	$ 387,852	$ (79,829)	$ 2,305,234	$ (290,357)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position as of December 31, 2008 were $2,305.2 million and $290.4 million, respectively. There were no unrealized losses on a single security that exceeded 0.35% of the market value of the fixed maturity securities at December 31, 2008. In addition, there was no significant concentration of unrealized losses in any one market sector. The $210.5 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year are generally comprised of highly rated municipal, corporate bonds and mortgage-backed securities with the losses primarily the result of widening credit spreads from the financial markets crisis during the latter part of the year. Of these unrealized losses, $206.9 million were related to securities that were rated investment grade or better by at least one nationally recognized statistical rating organization. The $79.8 million of unrealized losses related to securities in an unrealized loss position for more than one year also related primarily to highly rated municipal, corporate bonds and mortgage-backed securities and were also the result of widening credit spreads during the latter part of the year. Of these unrealized losses, $65.2 million related to securities that were rated investment grade or better by at least one nationally recognized statistical rating organization. The gross unrealized depreciation greater than 12 months for mortgage-backed securities includes only $0.1 million related to sub-prime and alt-A loans.

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by investment category and maturity category by length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration by security type of unrealized loss at December 31, 2007
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
U.S. government
agencies and authorities	$ -	$ -	$ 3,130	$ (3)	$ 3,130	$ (3)
States, municipalities
and political subdivisions	161,999	(1,704)	96,266	(836)	258,265	(2,540)
Foreign governments	20,000	(537)	73,612	(339)	93,612	(876)
All other corporate	184,824	(3,784)	827,661	(16,472)	1,012,485	(20,256)
Total fixed maturities	$ 366,823	$ (6,025)	$ 1,000,669	$ (17,650)	$ 1,367,492	$ (23,675)

	Duration by maturity type of unrealized loss at December 31, 2007
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$ 22,635	$ (144)	$ 173,595	$ (677)	$ 196,230	$ (821)
Due after one year through five years	60,036	(1,290)	249,351	(4,145)	309,387	(5,435)
Due after five years through ten years	75,133	(1,308)	157,960	(4,990)	233,093	(6,298)
Due after ten years	209,006	(3,282)	65,202	(2,720)	274,208	(6,002)
Mortgage-backed securities	13	(1)	354,561	(5,118)	354,574	(5,119)
Total	$ 366,823	$ (6,025)	$ 1,000,669	$ (17,650)	$ 1,367,492	$ (23,675)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position as of December 31, 2007 were $1,367.5 million and $23.7 million, respectively. There were no material concentrations of unrealized losses by issuer, security type or industry within the fixed maturity portfolio. The $6.0 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year are generally comprised of highly rated municipal and corporate bonds and the losses were primarily the result of widening credit spreads during the latter part of the year. Of these unrealized losses, $4.7 million were related to securities that were rated investment grade or better by at least one nationally recognized statistical rating organization. The $17.7 million of unrealized losses related to securities in an unrealized loss position for more than one year also related primarily to highly rated municipal and corporate bonds and were the result of widening credit spreads during the latter part of the year. Of these unrealized losses, $16.7 million related to securities that were rated investment grade or better by at least one nationally recognized statistical rating organization.

The components of net investment income are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Fixed maturities	$ 313,651	$ 294,707	$ 299,569
Equity securities	5,968	15,725	18,589
Short-term investments and cash	28,553	61,940	28,413
Other investment assets
Limited partnerships	13,191	35,472	38,536
Other	9,494	7,054	2,938
Total gross investment income	370,857	414,898	388,045
Interest credited and other expense	(7,804)	(8,306)	(15,693)
Total net investment income	$ 363,053	$ 406,592	$ 372,352

Some of the limited partnership investments invest in public equity securities. The Company is a passive investor in these partnerships and has less than 10% participation.

The Company had contractual commitments to invest up to an additional $175.3 million in limited partnerships at December 31, 2008. These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2014.

The components of net realized capital (losses) gains are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Fixed maturities, market value:
Other-than-temporary impairments	$ (74,500)	$ (4,014)	$ -
(Losses) gains from sales	(87,410)	(977)	8,385
Fixed maturities, fair value:
Gains from sales	102	-	-
Gains from fair value adjustments	1,473	-	-
Equity securities, market value:
Gains from sales	-	-	26,574
Equity securities, fair value:
Losses from sales	(105,931)	(10,767)	-
(Losses) gains from fair value adjustments	(134,907)	84,434	-
Other invested assets, fair value:
(Losses) gains from fair value adjustments	(87,786)	12,207	-
Short-term investments (losses) gains	(227)	4	(2)
Total net realized capital (losses) gains	$ (489,186)	$ 80,887	$ 34,957

Proceeds from sales of fixed maturity investments during 2008, 2007 and 2006 were $140.1 million, $38.5 million and $45.1 million, respectively. Gross gains of $7.0 million, $1.0 million and $8.4 million and gross losses of $94.4 million, $2.0 million and $0.0 million were realized on those fixed maturity sales during 2008, 2007 and 2006, respectively. Proceeds from sales of equity security investments during 2008, 2007 and 2006 were $777.2 million, $767.2 million and $206.5 million, respectively. Gross gains of $6.4 million, $3.0 million and $31.2 million and gross losses of $112.3 million, $13.8 million and $4.6 million were realized on those equity sales during 2008, 2007 and 2006, respectively.

Included in net realized capital gains for 2008 and 2007 was $74.5 million and $4.0 million, respectively, for write-downs in the value of securities deemed to be impaired on an other-than-temporary basis. No realized capital losses due to write-downs in the value of securities deemed to be impaired on an other-than- temporary basis were recorded in 2006.

At December 31, 2008, securities with a carrying value of $1,257.4 million were on deposit with various state or government insurance departments in compliance with insurance laws.

3. RESERVES FOR LOSSES AND LAE

Reserves for losses and LAE.

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2008	2007	2006
Gross reserves at January 1	$ 7,538,704	$ 7,397,270	$ 7,729,171
Less reinsurance recoverables	(2,279,417)	(2,179,002)	(2,369,925)
Net reserves at January 1	5,259,287	5,218,268	5,359,246

Incurred related to:
Current year	1,323,520	1,231,834	1,489,659
Prior years	142,040	275,740	67,420
Total incurred losses and LAE	1,465,560	1,507,574	1,557,079

Paid related to:
Current year	305,122	290,474	413,452
Prior years	1,931,267	1,242,072	1,299,021
Total paid losses and LAE	2,236,389	1,532,546	1,712,473

Foreign exchange/translation adjustment	(114,157)	65,991	14,416

Net reserves at December 31	4,374,301	5,259,287	5,218,268
Plus reinsurance recoverables	3,045,692	2,279,417	2,179,002
Gross reserves at December 31	$ 7,419,993	$ 7,538,704	$ 7,397,270

Prior years’ reserves increased by $142.0 million, $275.7 million and $67.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase for 2008 was primarily attributable to the $85.3 million of reserve development for a run-off auto loan credit insurance program.

The 2007 prior years’ reserves increase of $275.7 million was primarily attributable to $266.4 million of adverse development on A&E reserves. The increase in the A&E reserves was primarily due to an extensive in-house study by the Company’s actuarial and claim units.

The increase for 2006 was the result of additional development of the 2005 catastrophes and A&E, which was partially offset by favorable attritional development.

Reinsurance receivables for both paid and unpaid losses totaled $3,117.9 million and $2,343.1 million at December 31, 2008 and 2007, respectively. At December 31, 2008, $2,366.5 million, or 75.9%, was receivable from Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”) and is collateralized by a combination of letters of credit and trust agreements and $185.4 million, or 5.9%, was receivable from Transatlantic Reinsurance Company (“Transatlantic”). In addition, $227.3 million was receivable from Founders Insurance Company Limited (“Founders”), for which the Company has recorded a full provision for uncollectibility. No other retrocessionaire accounted for more than 5% of reinsurance receivables.

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

The following table summarizes incurred losses with respect to A&E reserves, gross and net of reinsurance, for the periods indicated:

	At December 31,
(Dollars in thousands)	2008	2007	2006
Gross basis:
Beginning of period reserves	$ 922,843	$ 650,134	$ 649,460
Incurred losses	-	405,000	113,400
Paid losses	(136,000)	(132,291)	(112,726)
End of period reserves	$ 786,843	$ 922,843	$ 650,134

Net basis:
Beginning of period reserves	$ 537,549	$ 313,308	$ 311,552
Incurred losses	-	266,362	27,388
Paid losses	(52,253)	(42,121)	(25,632)
End of period reserves	$ 485,296	$ 537,549	$ 313,308

At December 31, 2008, the gross reserves for A&E losses were comprised of $161.0 million representing case reserves reported by ceding companies, $139.7 million representing additional case reserves established by the Company on assumed reinsurance claims, $133.8 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley and $352.3 million representing IBNR reserves.

With respect to asbestos only, at December 31, 2008, the Company had gross asbestos loss reserves of $734.1 million, or 93.3% of total A&E reserves, of which $533.2 million was for assumed business and $200.9 million was for direct excess business.

In 2007, the Company completed a detailed study of its asbestos experience and its cedants’ asbestos exposures and also considered industry trends. The Company’s Claims Department undertook a contract by contract analysis of its direct business and projected those findings to its assumed reinsurance business. The Company’s actuaries utilized nine methodologies to project potential ultimate liabilities including projections based on internal data and assessments, extrapolations of non-public and publicly available data for the Company’s cedants and benchmarking against industry data and experience. As a result of the study, the Company made changes to gross asbestos reserves. The Company has not experienced significant claims activity related to environmental exposures other than asbestos. The Company’s A&E reserves represent management’s best estimate of the ultimate liability, however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount. No additional reserve strengthening was made in 2008.

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

4. FAIR VALUE

Effective January 1, 2007, the Company adopted and implemented FAS 159 for its actively managed equity securities and equity shares of its parent. The Company implemented a more active management strategy for these securities and FAS 159 provided guidance on accounting and presentation of these investments in the Company’s consolidated financial statements. Upon adoption of FAS 159, the Company recognized a $204.8 million positive cumulative-effect adjustment to retained earnings, net of $110.3 million of tax.

The Company records fair value re-measurements as net realized capital gains or losses in the consolidated statements of operations and comprehensive income (loss). The Company recorded $221.2 million in net realized capital losses due to fair value re-measurement on fixed maturities, equity securities and other invested assets at fair value for the year ended December 31, 2008. The Company recorded $96.6 million in net realized capital gains due to fair value re-measurement on equity securities and other invested assets at fair value for the year ended December 31, 2007.

The Company’s fixed maturities and equity securities are managed by third party investment asset managers and market and fair values for these securities are obtained from third party pricing services retained by the investment asset managers. In limited instances where prices are not provided by pricing services, price quotes on a non-binding basis are obtained from investment brokers. The investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may obtain additional price quotes for verification. In addition, the Company tests the prices on a random basis to an independent pricing source. In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.

Fixed maturities are categorized as Level 2, Significant Other Observable Inputs, since a particular security may not have traded but the pricing services are able to use valuation models with observable market inputs such as interest rate yield curves and prices for similar fixed maturities in terms of issuer, maturity and seniority. Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk) are categorized as Level 3, Significant Unobservable Inputs. These securities include broker priced securities and valuation of less liquid securities such as commercial mortgage-backed securities.

Equity securities in U.S. denominated currency are categorized as Level 1, Quoted Prices in Active Markets for Identical Assets, since the securities are actively traded on an exchange and prices are based on quoted prices from the exchange. Equity securities traded on foreign exchanges are categorized as Level 2 due to potential foreign exchange adjustments to fair or market value.

Other invested assets, at fair value, are categorized as Level 1, Quoted Prices in Active Markets for Identical Assets, since the securities are shares of the Company’s parent, which are actively traded on an exchange and the price is based on a quoted price.

The following tables present the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value	$ 5,511,856	$ -	$ 5,500,889	$ 10,967
Fixed maturities, fair value	43,090	-	43,090	-
Equity securities, market value	16	16	-	-
Equity securities, fair value	119,815	119,092	723	-
Other invested assets, fair value	316,750	316,750	-	-

Fair Value Measurement Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2007	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value	$ 5,998,157	$ -	$ 5,919,448	$ 78,709
Equity securities, fair value	815,372	801,611	13,761	-
Other invested assets, fair value	253,791	253,791	-	-

The following table presents the fixed maturity investments for which fair value was measured under Level 3, fair value measurements using significant unobservable inputs, for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2008	2007
Assets:
Beginning balance at January 1	$ 78,709	$ 24,024
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(13,550)	(2,023)
Included in other comprehensive income	(3,691)	(533)
Purchases, issuances and settlements	(9,732)	57,241
Transfers in and/or (out) of Level 3	(40,769)	-
Ending balance at December 31	$ 10,967	$ 78,709

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$ (1,585)	$ -

5. CREDIT LINES

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at December 31, 2008 was $1,821.1 million. As of December 31, 2008, Holdings was in compliance with all Holdings Credit Facility covenants.

At December 31, 2008 and 2007, there were outstanding letters of credit of $28.0 million and $17.2 million, respectively, under the Holdings Credit Facility, respectively.

Costs incurred in connection with the Holdings Credit Facility were $130.3 thousand, $106.9 thousand and $159.7 thousand for the years ended December 31, 2008, 2007 and 2006, respectively.

6. SENIOR NOTES

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010.

Interest expense incurred in connection with these senior notes was $31.2 million, $31.2 million and $31.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Market value, which is based on quoted market price at December 31, 2008 and 2007, was $186.2 million and $235.3 million, respectively, for the 5.40% senior notes and $156.8 million and $215.9 million, respectively, for the 8.75% senior notes.

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

Interest expense incurred in connection with these long term notes was $26.4 million and $17.4 million for the years ended December 31, 2008 and 2007, respectively. Market value, which is based on quoted market price at December 31, 2008 and 2007, was $168.0 million and $349.8 million, respectively, for the 6.6% long term subordinated notes.

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

Fair value, which is primarily based on the quoted market price of the related trust preferred securities at December 31, 2008 and 2007, was $222.2 million and $250.8 million, respectively, for the 6.20% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $20.5 million, $35.3 million and $37.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

There are certain regulatory and contractual restrictions on the ability of the Company’s operating subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The insurance laws of the State of Delaware, where the Company’s direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to the Company that exceed certain statutory thresholds. In addition, the terms of the Holdings Credit Facility (discussed in Note 5) require Everest Re, the Company’s principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year. At December 31, 2008, $1,745.6 million of the $2,735.2 million in net assets of the Company’s consolidated subsidiaries were subject to the foregoing regulatory restrictions.

9. LETTERS OF CREDIT

The Citibank Holdings Credit Facility involves a syndicate of lenders (see Note 5), with Citibank acting as administrative agent. At December 31, 2008 and 2007, letters of credit for $28.0 million and $17.2 million, respectively, were issued and outstanding. The following table summarizes the Company’s letters of credit at December 31, 2008.

(Dollars in thousands)
Bank	Commitment	In Use	Date of Expiry
Citibank Holdings Credit Facility	$ 150,000	$ 27,959	12/31/2009
Total Citibank Holdings Credit Facility	$ 150,000	$ 27,959

10. TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to a non-affiliated ceding company. At December 31, 2008, the total amount on deposit in the trust account was $19.9 million.

11. OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2008 for all of the Company’s operating leases with remaining non-cancelable terms in excess of one year are as follows:

(Dollars in thousands)
2009	$ 7,756
2010	8,218
2011	7,826
2012	7,884
2013	7,313
Thereafter	49,164
Net commitments	$ 88,161

All of these leases, the expiration terms of which range from 2009 to 2020, are for the rental of office space. Rental expense was $9.5 million, $8.9 million and $7.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

12. INCOME TAXES

All the income of Holdings’ U.S. subsidiaries is subject to the applicable federal, foreign, state and local taxes on corporations. Additionally, the income of foreign branches of the Company’s insurance operating companies is subject to various income taxes. The provision for income taxes in the consolidated statements of operations and comprehensive income (loss) has been determined in accordance with the individual income of each entity and the respective applicable tax laws. The provision reflects the permanent differences between financial and taxable income relevant to each entity. The significant components of the provision are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Current tax:
U.S.	$ (48,382)	$ 131,021	$ 133,103
Foreign	26,081	19,899	15,348
Total current tax (benefit) expense	(22,301)	150,920	148,451
Total deferred U.S. tax benefit	(112,447)	(50,834)	(31,399)
Total income tax (benefit) expense	$ (134,748)	$ 100,086	$ 117,052

A reconciliation of the U.S. federal income tax rate to the Company’s effective tax rate is as follows for the periods indicated:

	Years Ended December 31,
	2008	2007	2006
Federal income tax rate	-35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
Tax exempt income	-23.8%	-15.0%	-13.6%
Dividend received deduction	-1.1%	-1.1%	-0.7%
Proration	3.6%	2.4%	2.1%
Other, net	4.4%	3.5%	3.2%
Effective tax rate	-51.9%	24.8%	26.0%

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S. tax laws and regulations. The principal items making up the net deferred income tax asset are as follows for the periods indicated:

	At December 31,
(Dollars in thousands)	2008	2007
Deferred tax assets:
Reserve for losses and LAE	$ 194,910	$ 266,623
Unearned premium reserve	50,727	65,235
Investment impairments	26,997	1,405
Net unrealized depreciation of investments	63,245	-
Fair value adjustments	31,697	-
Deferred compensation	15,088	14,007
Deferred reinsurance	52,677	57,479
AMT credits	10,561	28,054
Foreign tax credits	38,353	48,510
Uncollectible reinsurance	84,898	58,658
Minimum pension	17,080	3,531
Other assets	38,961	22,189
Total deferred tax assets	625,194	565,691

Deferred tax liabilities:
Deferred acquisition costs	67,069	81,325
Investment discounts	8,653	5,169
Net unrealized appreciation of investments	-	60,103
Fair value adjustments	-	94,632
Foreign currency translation	16,561	31,345
Other liabilities	14,869	13,815
Total deferred tax liabilities	107,152	286,389

Net deferred tax assets	$ 518,042	$ 279,302

The Company adopted the provisions of FIN 48 on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)	2008	2007
Balance at January 1	$ 29,132	$ 13,800
Additions based on tax positions related to the current year	5,234	4,423
Additions for tax positions of prior years	-	10,909
Reductions for tax positions of prior years	-	-
Settlements with taxing authorities	-	-
Lapses of applicable statutes of limitations	-	-
Balance at December 31	$ 34,366	$ 29,132

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

The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income taxes. During the years ended December 31, 2008 and 2007, the Company accrued and recognized approximately $2.5 million and $6.0 million, respectively, in interest and penalties.

The Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date unless the formal protest to the IRS for 2003 and 2004 is finally resolved. It is not possible to estimate the change that would be required as a result of such resolution.

For U.S. income tax purposes the Company has foreign tax credit carryforwards of $38.4 million that begin to expire in 2014. In addition, for U.S. income tax purposes the Company has $10.6 million of Alternative Minimum Tax credits that do not expire. Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets and accordingly, no valuation allowance has been recorded for the periods presented.

Tax benefits of $0.6 million and $1.9 million related to share-based compensation deductions for stock options exercised in 2008 and 2007, respectively, are reflected in the change in stockholder’s equity in “additional paid-in capital”.

13. REINSURANCE

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

Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Written premiums:
Direct	$ 778,243	$ 838,406	$ 900,381
Assumed	2,116,545	2,316,675	2,285,594
Ceded	(1,219,426)	(1,082,155)	(895,714)
Net written premiums	$ 1,675,362	$ 2,072,926	$ 2,290,261

Premiums earned:
Direct	$ 839,251	$ 899,328	$ 961,133
Assumed	2,235,381	2,322,698	2,189,061
Ceded	(1,192,850)	(1,043,126)	(902,994)
Net premiums earned	$ 1,881,782	$ 2,178,900	$ 2,247,200

Incurred losses and LAE:
Direct	$ 655,964	$ 777,000	$ 704,864
Assumed	1,439,019	1,427,019	1,398,659
Ceded	(629,423)	(696,445)	(546,444)
Net incurred losses and LAE	$ 1,465,560	$ 1,507,574	$ 1,557,079

The amounts deducted from losses and LAE incurred for net reinsurance recoveries were $629.4 million, $696.4 million and $546.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. See also Note 3.

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

•

Effective January 1, 2008, Everest Re, Bermuda Re and Everest International entered into a whole account quota share whereby, for all new and renewal casualty and property business recorded on or after January 1, 2008, Everest Re ceded 36.0% and 4.0% to Bermuda Re and Everest International, respectively. However, in no event shall the loss cessions to Bermuda Re and Everest International relating to any one catastrophe occurrence on the property business exceed $130.0 million or in the aggregate for each underwriting year for all property catastrophes exceed $275.0 million. This amendment remained in effect through December 31, 2008.

•

Effective October 1, 2008, Everest Re and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Everest Re transferred a percentage of its net loss reserves ($747.0 million) corresponding to all existing open and future liabilities at December 31, 2007, arising from policies, insurance or reinsurance written or renewed by or on behalf of Everest Re during the period of January 1, 2002 through December 31, 2007, classified by Everest Re as casualty.

•

Effective January 1, 2009, Everest Re, Bermuda Re and Everest International entered into a whole account quota share whereby, for all new and renewal casualty and property business recorded on or after January 1, 2009, Everest Re cedes 36% and 8% to Bermuda Re and Everest International, respectively. However, in no event shall the loss cessions to Bermuda Re and Everest International relating to any one occurrence exceed $150.0 million or in the aggregate for each underwriting year for all occurrences exceed $325.0 million.

The following table summarizes the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, for the periods indicated:

Bermuda Re	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Ceded written premiums	$ 947,344	$ 837,129	$ 697,795
Ceded earned premiums	915,706	820,400	690,677
Ceded losses and LAE (a)	467,717	540,851	396,538

Everest International	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Ceded written premiums	$ 99,633	$ 86,980	$ 72,465
Ceded earned premiums	95,835	85,162	69,821
Ceded losses and LAE	54,380	41,318	39,443

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

14. COMPREHENSIVE (LOSS) INCOME

The following table presents the components of comprehensive (loss) income for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006

Net (loss) income	$ (124,757)	$ 304,191	$ 332,906
Other comprehensive (loss) income, before tax:
Unrealized (losses) gains on securities arising during the period	(438,383)	(14,194)	177,213
Less: reclassification adjustment for realized losses (gains)
included in net (loss) income	161,910	4,991	(34,957)
Foreign currency translation adjustments	(46,872)	46,349	13,611
Pension adjustments	(38,714)	17,442	-
Other comprehensive (loss) income, before tax	(362,059)	54,588	155,867

Income tax benefit (expense) related to items of other comprehensive
(loss) income:
Tax benefit (expense) from unrealized (losses) gains arising during the period	153,434	4,968	(62,025)
Tax reclassification due to realized (losses) gains included in net (loss) income	(56,669)	(1,747)	12,235
Tax benefit (expense) from foreign currency translation	16,405	(16,222)	(4,764)
Tax benefit (expense) on pension	13,550	(6,105)	-
Total income tax benefit (expense) related to items of other
comprehensive (loss) income	126,720	(19,106)	(54,554)
Other comprehensive (loss) income, net of tax	(235,339)	35,482	101,313
Comprehensive (loss) income	$ (360,096)	$ 339,673	$ 434,219

The following table presents the components of the change in accumulated other comprehensive (loss) income for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2008	2007

Beginning balance of unrealized gains (losses) on securities	$ 110,460	$ 321,226
Current period change in unrealized gains (losses) on securities	(179,708)	(5,982)
Adjustment to initially apply FASB Statement No. 159, net of tax	-	(204,784)
Ending balance of unrealized (losses) gains on securities	(69,248)	110,460

Beginning balance of foreign currency translation adjustments	59,373	29,246
Current period change in foreign currency translation adjustments	(30,467)	30,127
Ending balance of foreign currency translation adjustments	28,906	59,373

Beginning balance of pension	(6,557)	(17,894)
Current period change in pension	(25,164)	11,337
Ending balance of pension	(31,721)	(6,557)

Ending balance of accumulated other comprehensive (loss) income	$ (72,063)	$ 163,276

15. EMPLOYEE BENEFIT PLANS

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

Although not required to make contributions under IRS regulations, the Company contributed $20.6 million and $3.6 million to the qualified plan in 2008 and 2007, respectively. Pension expense for the Company’s plans for the years ended December 31, 2008, 2007 and 2006 was $5.9 million, $6.4 million and $9.2 million, respectively.

The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2008	2007
Change in projected benefit obligation:
Benefit obligation at beginning of year	$ 90,645	$ 92,443
Service cost	5,174	5,096
Interest cost	5,916	5,263
Actuarial loss (gain)	5,650	(10,979)
Benefits paid	(4,478)	(1,178)
Projected benefit obligation at end of year	102,907	90,645

Change in plan assets:
Fair value of plan assets at beginning of year	82,963	69,796
Actual return on plan assets	(26,391)	10,550
Actual contributions during the year	23,843	3,914
Administrative expenses paid	(139)	(119)
Benefits paid	(4,478)	(1,178)
Fair value of plan assets at end of year	75,798	82,963

Funded status at end of year	$ (27,109)	$ (7,682)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2008	2007
Other assets (due beyond one year)	$ -	$ 14,133
Other liabilities (due within one year)	(6,077)	(1,468)
Other liabilities (due beyond one year)	(21,032)	(20,347)
Net amount recognized in the consolidated balance sheet	$ (27,109)	$ (7,682)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income for the periods indicated:

	At December 31,
(Dollars in thousands)	2008	2007
Prior service cost	$ (315)	$ (367)
Accumulated loss	(46,252)	(8,873)
Accumulated other comprehensive loss	$ (46,567)	$ (9,240)

Other changes in other comprehensive income for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2008	2007
Other comprehensive loss at December 31, prior year	$ (9,240)	$ (26,662)
Net (loss) gain arising during period	(38,763)	15,871
Recognition of amortizations in net periodic benefit cost:
Prior service cost	51	126
Actuarial loss	1,385	1,425
Other comprehensive loss at December 31, current year	$ (46,567)	$ (9,240)

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Service cost	$ 5,174	$ 5,096	$ 5,089
Interest cost	5,916	5,263	4,890
Expected return on assets	(6,583)	(5,538)	(3,549)
Amortization of actuarial loss from earlier periods	601	1,425	2,633
Amortization of unrecognized prior service cost	51	126	127
Settlement	784	-	-
Net periodic benefit cost	$ 5,943	$ 6,372	$ 9,190

Other changes recognized in other comprehensive income:
Other comprehensive income attributable to change from prior year	37,327	(17,422)

Total recognized in net periodic benefit cost and other
comprehensive income	$ 43,270	$ (11,050)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $0.0 million, $3.3 million and $0.0 million, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2008 and 2007 were 6.55% and 5.94%, respectively. The rate of compensation increase used to determine the net periodic benefit cost for 2008 and 2007 was 4.5%. The expected long-term rate of return on plan assets for 2008 and 2007 was 8.0% and was based on expected portfolio returns and allocations.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for year end 2008 and 2007 were 6.25% and 6.55%, respectively.

The following table summarizes the accumulated benefit obligation for the periods indicated:

	At December 31,
(Dollars in thousands)	2008	2007
Qualified Plan	$ 63,663	$ 53,693
Non-qualified Plan	20,171	16,130
Total	$ 83,834	$ 69,823

The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2008	2007
Qualified Plan
Projected benefit obligation	$ 79,574	NA
Fair value of plan assets	75,798	NA
Non-qualified Plan
Projected benefit obligation	$ 23,333	$ 21,815
Fair value of plan assets	-	-

The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

At December 31,
(Dollars in thousands)	2008	2007
Qualified Plan
Accumulated benefit obligation	NA	NA
Fair value of plan assets	NA	NA
Non-qualified Plan
Accumulated benefit obligation	$ 20,171	$ 16,130
Fair value of plan assets	-	-

The following table displays the expected benefit payments in the periods indicated:

(Dollars in thousands)
2009	$ 7,622
2010	5,171
2011	5,604
2012	5,625
2013	6,883
Next 5 years	33,229

The asset allocation percentages for the qualified benefit plan, by asset category for the periods indicated:

	At December 31,
Asset Category:	2008	2007
Equity securities	42.36%	64.90%
Debt securities	28.84%	29.50%
Cash and short-term investments	28.80%	5.60%
Total	100.00%	100.00%

Plan assets consist of shares in investment trusts with approximately 42%, 29% and 29% of the underlying assets consisting of equity securities, fixed maturities and cash, respectively. The Company manages the qualified plan investments for U.S. employees. The assets in the plan consist of debt and equity mutual funds. Due to the long term nature of the plan, the target asset allocation has historically been 70% equities and 30% bonds; however, due to recent market conditions, contributions are being invested in short-term securities.

The Company expects to contribute approximately $5.1 million in 2009 to the qualified plan.

Defined Contribution Plans.

The Company also maintains both qualified and non-qualified defined contribution plans (“Savings Plan” and “Non-Qualified Savings Plan”, respectively) covering U.S. employees. Under the plans, the Company contributes up to a maximum 3% of the participants’ compensation based on the contribution percentage of the employee. The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to Internal Revenue Code limitations. The Company’s incurred expenses related to these plans were $1.4 million, $1.2 million and $1.0 million in 2008, 2007 and 2006, respectively.

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees. Each non-U.S. office (Canada and Singapore) maintains a separate plan for the non-U.S. employees working in that location. The Company contributes various amounts based on salary, age and/or years of service. The contributions as a percentage of salary for the branch offices range from 7.0% to 9.5%. The contributions are generally used to purchase pension benefits from local insurance providers. The Company’s incurred expenses related to these plans were $0.2 million for 2008, 2007 and 2006.

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

A healthcare inflation rate for pre-Medicare claims of 9% in 2008 was assumed to decrease gradually to 5% in 2015 and then remain at that level. A healthcare inflation rate for post-Medicare claims of 7% in 2008 was assumed to decrease gradually to 5% in 2015 then remain at that level.

Effective December 31, 2008, the healthcare inflation rate for pre-Medicare claims is 9% in 2009, decreasing gradually to 5% in 2018. The healthcare inflation rate for post-Medicare claims is 7% in 2009, decreasing gradually to 5% in 2018.

Changes in the assumed healthcare cost trend can have a significant effect on the amounts reported for the healthcare plans. A one percent change in the rate would have the following effects on:

	Percentage	Percentage
	Point Increase	Point Decrease
(Dollars in thousands)	($ Impact)	($ Impact)
a. Effect on total service and interest cost components	$ 295	$ (232)
b. Effect on accumulated post-retirement benefit obligation	2,341	(1,869)

Benefit expense for this plan for the years ended December 31, 2008, 2007 and 2006 was $1.4 million, $1.2 million and $1.1 million, respectively.

The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in thousands)	2008	2007
Change in projected benefit obligation:
Benefit obligation at beginning of year	$ 9,832	$ 8,780
Service cost	732	663
Interest cost	664	536
Actuarial loss (gain)	1,401	(1)
Benefits paid	(273)	(146)
Benefit obligation at end of year	12,356	9,832

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	273	146
Benefits paid	(273)	(146)
Fair value of plan assets at end of year	-	-

Funded status at end of year	$ (12,356)	$ (9,832)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2008	2007
Other liabilities (due within one year)	$ (219)	$ (144)
Other liabilities (due beyond one year)	(12,137)	(9,688)
Net amount recognized in the consolidated balance sheets	$ (12,356)	$ (9,832)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income for the periods indicated:

	At December 31,
(Dollars in thousands)	2008	2007
Accumulated loss	$ (2,234)	$ (848)
Accumulated other comprehensive loss	$ (2,234)	$ (848)

Other changes in other comprehensive income for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2008	2007
Other comprehensive loss at December 31, prior year	$ (848)	$ (867)
Net loss arising during period	(1,401)	1
Recognition of amortizations in net periodic benefit cost:
Actuarial loss	15	18
Other comprehensive loss at December 31, current year	$ (2,234)	$ (848)

Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Service cost	$ 732	$ 663	$ 631
Interest cost	664	536	464
Net loss recognition	15	18	50
Net periodic cost	$ 1,411	$ 1,217	$ 1,145

Other changes recognized in other comprehensive income:
Other comprehensive gain attributable to change from prior year	1,386	(19)

Total recognized in net periodic benefit cost and
other comprehensive income	$ 2,797	$ 1,198

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.0 thousand, $68.7 thousand and $0.0 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2008 and 2007 were 6.55% and 5.94%, respectively.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2008 and 2007 were 6.25% and 6.55%, respectively.

The following table summarizes the benefit obligation for the post-retirement plan for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2008	2007
Post-retirement Plan	$ 12,356	$ 9,832

The following table displays the expected benefit payments in the periods indicated:

(Dollars in thousands)
2009	$ 219
2010	298
2011	378
2012	453
2013	538
Next 5 years	4,233

16. DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

Dividend Restrictions.

Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement. In addition, no dividend may be paid in excess of unassigned earned surplus. At December 31, 2008, Everest Re has $315.6 million available for payment of dividends in 2009 without the need for prior regulatory approval.

Statutory Financial Information.

Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners (“NAIC”) and the Delaware Insurance Department. Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual. The capital and statutory surplus of Everest Re was $2,342.4 million and $2,864.1 million at December 31, 2008 and 2007, respectively. The statutory net income of Everest Re was $74.4 million, $673.1 million and $298.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

17. CONTINGENCIES

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

In 1993 and prior, the Company had a business arrangement with The Prudential wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), was unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at December 31, 2008 and 2007, was $152.1 million and $150.4 million, respectively.

Prior to its 1995 initial public offering, the Company had purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at December 31, 2008 and 2007, was $23.1 million and $21.7 million, respectively.

18. RELATED-PARTY TRANSACTIONS

During the normal course of business, the Company, through its affiliates, engages in reinsurance and brokerage and commission business transactions, with companies controlled by or affiliated with one or more of its outside directors. Such transactions, individually and in the aggregate, are not material to the Company’s financial condition, results of operation and cash flows.

The Company engages in reinsurance transactions with Bermuda Re and Everest International under which business is ceded for what management believes to be arm’s length consideration. See also Note 13.

19. SEGMENT REPORTING

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

U.S. Reinsurance	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Gross written premiums	$ 957,900	$ 1,193,524	$ 1,336,728
Net written premiums	569,866	854,801	992,819

Premiums earned	$ 685,075	$ 939,684	$ 978,072
Incurred losses and LAE	559,985	636,895	721,157
Commission and brokerage	159,677	230,540	202,809
Other underwriting expenses	32,180	33,275	24,947
Underwriting (loss) gain	$ (66,767)	$ 38,974	$ 29,159

U.S. Insurance	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Gross written premiums	$ 771,798	$ 885,604	$ 866,294
Net written premiums	398,723	479,812	591,177

Premiums earned	$ 482,729	$ 496,166	$ 573,965
Incurred losses and LAE	422,183	412,669	432,232
Commission and brokerage	68,238	64,349	72,723
Other underwriting expenses	64,324	58,216	48,918
Underwriting (loss) gain	$ (72,016)	$ (39,068)	$ 20,092

Specialty Underwriting	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Gross written premiums	$ 260,422	$ 270,081	$ 251,209
Net written premiums	167,677	185,350	174,431

Premiums earned	$ 168,399	$ 184,894	$ 176,326
Incurred losses and LAE	116,277	118,324	125,160
Commission and brokerage	40,948	44,278	44,851
Other underwriting expenses	8,055	8,464	6,559
Underwriting gain (loss)	$ 3,119	$ 13,828	$ (244)

International	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Gross written premiums	$ 904,668	$ 805,872	$ 731,745
Net written premiums	539,096	552,963	531,834

Premiums earned	$ 545,579	$ 558,156	$ 518,837
Incurred losses and LAE	367,115	339,686	278,530
Commission and brokerage	129,747	126,745	118,122
Other underwriting expenses	19,780	18,633	13,830
Underwriting gain	$ 28,937	$ 73,092	$ 108,355

The following table reconciles the underwriting results for the operating segments to (loss) income before taxes as reported in the consolidated statements of operations and comprehensive (loss) income for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Underwriting (loss) gain	$ (106,727)	$ 86,826	$ 157,362
Net investment income	363,053	406,592	372,352
Net realized capital (losses) gains	(489,186)	80,887	34,957
Corporate expense	(5,587)	(5,328)	(4,475)
Interest, fee and bond issue cost amortization expense	(78,979)	(91,059)	(69,696)
Other income (expense)	57,921	(73,641)	(40,542)
(Loss) income before taxes	$ (259,505)	$ 404,277	$ 449,958

The Company produces business in the U.S. and internationally. The net income deriving from and assets residing in the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. Based on written premium, other than the U.S., no other country represented more than 5% of the Company’s revenues.

Approximately 21.6%, 16.1% and 18.1% of the Company’s gross written premiums in 2008, 2007 and 2006, respectively, were sourced through the Company’s largest intermediary.

20. SUBSEQUENT EVENT

On March 19, 2009, Group announced the commencement of a cash tender offer for any and all of the 6.60% Fixed to Floating Rate Long Term Subordinated Notes due 2067, which were issued by the Company, at a price of $500 per $1,000 principal amount plus accrued and unpaid interest. The offer expired at 5:00 p.m., New York City time, on March 26, 2009. Upon expiration, the Company had purchased $161.4 million face amount of the $400 million debt securities. The Company estimates the pre-tax gain to be $74 million, which will be reflected in the first quarter 2009 results. See also Note 7.

21. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the periods indicated:

	2008
(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$ 685,468	$ 694,511	$ 778,137	$ 736,672
Net written premiums	410,796	425,744	424,438	414,384

Premiums earned	500,030	471,414	449,892	460,446
Net investment income	87,977	106,981	97,305	70,790
Net realized capital losses	(101,900)	(50,795)	(108,652)	(227,839)
Total claims and underwriting expenses	451,869	501,427	553,581	487,219
Net income (loss)	4,640	13,652	(78,899)	(64,150)

	2007
(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$ 799,750	$ 712,310	$ 839,833	$ 803,188
Net written premiums	558,286	495,851	602,753	416,036

Premiums earned	569,838	565,426	561,150	482,486
Net investment income	95,934	106,852	105,023	98,783
Net realized capital gains (losses)	33,874	89,585	22,121	(64,693)
Total claims and underwriting expenses	464,737	464,373	488,715	679,577
Net income (loss)	159,318	185,191	110,569	(150,887)

SCHEDULE I - SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2008

Column A	Column B	Column C	Column D
			Amount
			Shown in
		Market	Balance
(Dollars in thousands)	Cost	Value	Sheet
Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$ 139,776	$ 155,232	$ 155,232
State, municipalities and political subdivisions	3,846,754	3,795,718	3,795,718
Foreign government securities	467,935	492,697	492,697
Foreign corporate securities	428,059	405,414	405,414
Public utilities	17,484	16,897	16,897
All other corporate bonds	384,035	353,140	353,140
Mortgage pass-through securities	231,631	217,117	217,117
Redeemable preferred stock	94,809	75,641	75,641
Total fixed maturities-available for sale	5,610,483	5,511,856	5,511,856
Fixed maturities - available for sale, at fair value(1)	41,616	43,090	43,090
Equity securities - available for sale, at market value	15	16	16
Equity securities - available for sale, at fair value(1)	135,904	119,815	119,815
Short-term investments	918,712	918,712	918,712
Other invested assets	400,498	392,589	392,589
Other invested assets, at fair value (1)	392,329	316,750	316,750
Cash	92,264	92,264	92,264

Total investments and cash	$ 7,591,821	$ 7,395,092	$ 7,395,092

(1) Original cost does not reflect fair value adjustments, which have been realized through the statements of operations and comprehensive income.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION
OF THE REGISTRANT CONDENSED BALANCE SHEETS

	At December 31,
(Dollars in thousands, except par value per share)	2008	2007
ASSETS:
Other invested assets, at market value	$ 12,943	$ 12,941
Other invested assets, at fair value	316,750	253,791
Short-term investments	271,830	176,274
Cash	284	916
Investment in subsidiaries, at equity in the underlying net assets	2,710,192	3,248,507
Accrued investment income	217	494
Deferred tax asset	22,093	-
Current federal income tax receivable	46,130	54,240
Other assets	14,397	16,294
TOTAL ASSETS	$ 3,394,836	$ 3,763,457

LIABILITIES:
8.75% Senor notes due 3/15/2010	$ 199,821	$ 199,685
5.4% Senior notes due 10/15/2014	249,728	249,689
6.6% Long term notes due 5/1/2067	399,643	399,639
Junior subordinated debt securities	329,897	329,897
Accrued interest on debt and borrowings	11,217	11,217
Due to subsidiaries	889	1,351
Other liabilities	673	4,480
Total liabilities	1,191,868	1,195,958

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2008 and 2007)	-	-
Additional paid-in capital	315,771	310,206
Accumulated other comprehensive income, net of deferred income
tax benefit of $0.0 million at 2008 and $0.0 million at 2007	(72,063)	163,276
Retained earnings	1,959,260	2,094,017
Total stockholder's equity	2,202,968	2,567,499
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 3,394,836	$ 3,763,457

See notes to consolidated financial statements.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE
REGISTRANT CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006

REVENUES:
Net investment income	$ 11,863	$ 17,756	$ 2,793
Net realized capital (losses) gains	(87,786)	12,207	-
Other expense	(186)	(148)	(94)
Net (loss) income of subsidiaries	(23,542)	345,936	381,135
Total revenues	(99,651)	375,751	383,834

EXPENSES:
Interest expense	78,979	91,059	69,696
Other expense	3,219	3,456	1,782
Total expenses	82,198	94,515	71,478

(LOSS) INCOME BEFORE TAXES	(181,849)	281,236	312,356
Income tax benefit	(57,092)	(22,955)	(20,550)

NET (LOSS) INCOME	$ (124,757)	$ 304,191	$ 332,906

See notes to consolidated financial statements.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE
REGISTRANT CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$ (124,757)	$ 304,191	$ 332,906
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in retained earnings of subsidiaries	23,542	(345,936)	(381,135)
Dividends received from subsidiaries	285,000	245,000	100,000
Change in other assets and liabilities	2,657	5,151	1,836
Increase in accrued interest on debt and borrowings	-	1,176	-
Decrease (increase) in federal income tax recoverable	8,110	(44,830)	(7,050)
(Increase) decrease in deferred tax asset	(26,383)	4,290	4,103
(Decrease) increase in due to/from affiliates	(463)	988	(722)
Accrual of bond discount	-	(7,255)	-
Amortization of underwriting discount on senior notes	179	164	149
Realized capital losses (gains)	87,786	(12,207)	-
Net cash provided by operating activities	255,671	150,732	50,087

CASH FLOWS FROM INVESTING ACTIVITIES
Additional investment in subsidiaries	-	-	(1,925)
Proceeds from equity securities sold-available for sale, market value	-	6,496	-
Net change of short-term securities	(95,556)	(94,229)	(48,137)
Cost to aquire other invested assets	(150,747)	(241,584)	-
Net cash used in investing activities	(246,303)	(329,317)	(50,062)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to stockholder	(10,000)	-	-
Redemption of junior subordinated debt securities	-	(216,496)	-
Net proceeds from issuance of long term subordinated notes	-	395,637	-
Tax benefit from share-based compensation	-	-	113
Net cash (used in) provided by financing activities	(10,000)	179,141	113

Net (decrease) increase in cash	(632)	556	138
Cash, beginning of period	916	360	222
Cash, end of period	$ 284	$ 916	$ 360

Non-cash financing transaction:
Non-cash contribution from parent	$ 5,565	$ 9,442	$ 8,370
Non-cash contribution to subsidiaries	$ (5,565)	$ (9,442)	$ (8,370)

See notes to consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
		Reserve				Incurred
Geographic Area		for Losses				Loss and	Amortization
	Deferred	and Loss	Unearned		Net	Loss	of Deferred	Other	Net
	Acquisition	Adjustment	Premium	Premiums	Investment	Adjustment	Acquisition	Operating	Written
(Dollars in thousands)	Costs	Expenses	Reserves	Earned	Income	Expenses	Costs	Expenses	Premium
December 31, 2008
Domestic	$ 137,021	$ 6,279,851	$ 962,884	$ 1,336,203	$ 323,896	$ 1,098,445	$ 268,863	$ 110,146	$ 1,136,266
International	55,075	1,140,142	213,950	545,579	39,157	367,115	129,747	19,780	539,096
Total	$ 192,096	$ 7,419,993	$ 1,176,834	$ 1,881,782	$ 363,053	$ 1,465,560	$ 398,610	$ 129,926	$ 1,675,362

December 31, 2007
Domestic	$ 182,501	$ 6,383,401	$ 1,159,409	$ 1,620,744	$ 367,646	$ 1,167,888	$ 339,167	$ 105,283	$ 1,519,963
International	52,218	1,155,303	208,687	558,156	38,946	339,686	126,745	18,633	552,963
Total	$ 234,719	$ 7,538,704	$ 1,368,096	$ 2,178,900	$ 406,592	$ 1,507,574	$ 465,912	$ 123,916	$ 2,072,926

December 31, 2006
Domestic	$ 189,060	$ 6,430,793	$ 1,228,509	$ 1,728,363	$ 339,388	$ 1,278,549	$ 320,383	$ 84,899	$ 1,758,427
International	51,286	966,477	195,168	518,837	32,964	278,530	118,122	13,830	531,834
Total	$ 240,346	$ 7,397,270	$ 1,423,677	$ 2,247,200	$ 372,352	$ 1,557,079	$ 438,505	$ 98,729	$ 2,290,261

SCHEDULE IV - REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed
	Gross	Other	from Other	Net	Assumed
(Dollars in thousands)	Amount	Companies	Companies	Amount	to Net

December 31, 2008
Total property and liability
insurance premiums earned	$ 839,251	$ 1,192,850	$ 2,235,381	$ 1,881,782	118.8%

December 31, 2007
Total property and liability
insurance premiums earned	$ 899,328	$ 1,043,126	$ 2,322,698	$ 2,178,900	106.6%

December 31, 2006
Total property and liability
insurance premiums earned	$ 961,133	$ 902,994	$ 2,189,061	$ 2,247,200	97.4%