Form 10-Q
period 2009-03-31
EVEREST REINSURANCE HOLDINGS INC
filed 2009-05-15
CIK 914748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2009		Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC. (Exact name of registrant as specified in its charter)
Delaware		22-3263609
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files).

YES		NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer

Non-accelerated filer	X	Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

YES		NO	X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class		Number of Shares Outstanding at May 1, 2009
Common Stock, $0.01 par value		1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Index To Form 10-Q
		Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2009 (unaudited) and
	December 31, 2008	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for
	the three months ended March 31, 2009 and 2008 (unaudited)	2

	Consolidated Statements of Changes in Stockholder’s Equity for the three
	months ended March 31, 2009 and 2008 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended
	March 31, 2009 and 2008 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operation	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

Part I

ITEM 1. FINANCIAL STATEMENTS

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands, except par value per share)	2009	2008
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$ 5,636,635	$ 5,511,856
(amortized cost: 2009, $5,645,672; 2008, $5,610,483)
Fixed maturities - available for sale, at fair value	47,391	43,090
Equity securities - available for sale, at market value (cost: 2009, $15; 2008, $15)	10	16
Equity securities - available for sale, at fair value	109,788	119,815
Short-term investments	725,824	918,712
Other invested assets (cost: 2009, $356,674; 2008, $400,498)	347,124	392,589
Other invested assets, at fair value	294,535	316,750
Cash	95,608	92,264
Total investments and cash	7,256,915	7,395,092
Accrued investment income	77,546	82,860
Premiums receivable	700,928	714,035
Reinsurance receivables - unaffiliated	653,157	637,890
Reinsurance receivables - affiliated	2,508,099	2,480,016
Funds held by reinsureds	149,239	147,287
Deferred acquisition costs	176,259	192,096
Prepaid reinsurance premiums	465,080	456,180
Deferred tax asset	463,419	518,042
Federal income tax recoverable	96,774	70,299
Other assets	167,087	172,825
TOTAL ASSETS	$ 12,714,503	$ 12,866,622

LIABILITIES:
Reserve for losses and adjustment expenses	$ 7,342,639	$ 7,419,993
Unearned premium reserve	1,172,063	1,176,834
Funds held under reinsurance treaties	137,841	134,698
Losses in the course of payment	28,884	35,805
Commission reserves	43,230	45,531
Other net payable to reinsurers	408,106	378,800
8.75% Senior notes due 3/15/2010	199,857	199,821
5.4% Senior notes due 10/15/2014	249,738	249,728
6.6% Long term notes due 05/01/2067	238,346	399,643
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	12,821	11,217
Other liabilities	262,707	281,687
Total liabilities	10,426,129	10,663,654

Commitments and Contingencies (Note 6)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2009 and 2008)	-	-
Additional paid-in capital	317,033	315,771
Accumulated other comprehensive loss, net of deferred income tax benefit of
$18.1 million at 2009 and $38.8 million at 2008	(33,583)	(72,063)
Retained earnings	2,004,924	1,959,260
Total stockholder's equity	2,288,374	2,202,968
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 12,714,503	$ 12,866,622

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
	(unaudited)
REVENUES:
Premiums earned	$ 438,445	$ 500,030
Net investment income	39,659	87,977
Net realized capital losses	(68,184)	(101,900)
Realized gain on debt repurchase	78,271	-
Other expense	(114)	(21,273)
Total revenues	488,077	464,834

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	289,195	309,705
Commission, brokerage, taxes and fees	88,219	109,891
Other underwriting expenses	32,626	32,273
Interest, fee and bond issue cost amortization expense	19,633	19,742
Total claims and expenses	429,673	471,611

INCOME (LOSS) BEFORE TAXES	58,404	(6,777)
Income tax expense (benefit)	12,740	(11,417)

NET INCOME	$ 45,664	$ 4,640

Other comprehensive income (loss), net of tax	38,480	(19,682)

COMPREHENSIVE INCOME (LOSS)	$ 84,144	$ (15,042)

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER'S EQUITY

	Three Months Ended
	March 31,
(Dollars in thousands, except share amounts)	2009	2008
	(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000
Balance, end of period	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$ 315,771	$ 310,206
Share-based compensation plans	1,262	1,283
Balance, end of period	317,033	311,489

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(72,063)	163,276
Net increase (decrease) during the period	38,480	(19,682)
Balance, end of period	(33,583)	143,594

RETAINED EARNINGS:
Balance, beginning of period	1,959,260	2,094,017
Net income	45,664	4,640
Balance, end of period	2,004,924	2,098,657

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$ 2,288,374	$ 2,553,740

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 45,664	$ 4,640
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in premiums receivable	11,328	47,299
Decrease (increase) in funds held by reinsureds, net	506	(2,440)
(Increase) decrease in reinsurance receivables	(52,970)	55,595
Decrease (increase) in deferred tax asset	33,904	(60,681)
Decrease in reserve for losses and loss adjustment expenses	(48,536)	(23,254)
Decrease in unearned premiums	(879)	(79,659)
Change in equity adjustments in limited partnerships	34,093	6,061
Change in other assets and liabilities, net	1,107	41,945
Non-cash compensation expense	1,262	1,206
Amortization of bond premium/(accrual of bond discount)	2,271	75
Amortization of underwriting discount on senior notes	46	43
Realized gain on debt repurchase	(78,271)	-
Net realized capital losses	68,184	101,900
Net cash provided by operating activities	17,709	92,730

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	109,235	169,407
Proceeds from fixed maturities matured/called - available for sale, at fair value	5,570	-
Proceeds from fixed maturities sold - available for sale, at market value	44,778	14,711
Proceeds from fixed maturities sold - available for sale, at fair value	3,492	-
Proceeds from equity securities sold - available for sale, at fair value	1,634	229,022
Distributions from other invested assets	12,293	10,175
Cost of fixed maturities acquired - available for sale, at market value	(261,238)	(433,074)
Cost of fixed maturities acquired - available for sale, at fair value	(13,310)	-
Cost of equity securities acquired - available for sale, at fair value	(8,976)	(40,958)
Cost of other invested assets acquired	(2,562)	(8,342)
Cost of other invested assets acquired, at fair value	-	(100,837)
Net change in short-term securities	188,866	(32,717)
Net change in unsettled securities transactions	1,646	48,662
Net cash provided by (used in) investing activities	81,428	(143,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	-	77
Net cost of debt repurchase	(83,026)	-
Net cash (used in) provided by financing activities	(83,026)	77

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(12,767)	18,341

Net increase (decrease) in cash	3,344	(32,803)
Cash, beginning of period	92,264	146,447
Cash, end of period	$ 95,608	$ 113,644

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
Income taxes paid	$ 3,146	$ 4,822
Interest paid	17,808	13,887

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2009 and 2008

1. General

As used in this document, “Holdings” means Everest Reinsurance Holdings, Inc., a Delaware Company and direct subsidiary of Everest Reinsurance Company (Ireland) Limited (“Holdings Ireland”); “Group” means Everest Re Group, Ltd. (Holdings Ireland’s parent); “Bermuda Re” means Everest Reinsurance (Bermuda), Ltd., a subsidiary of Group; “Everest Re” means Everest Reinsurance Company, a subsidiary of Holdings, and its subsidiaries (unless the context otherwise requires); and the “Company” means Holdings and its subsidiaries.

The unaudited consolidated financial statements of the Company for the three months ended March 31, 2009 and 2008 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2008, 2007 and 2006 included in the Company’s most recent Form 10-K filing.

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

On April 9, 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased and to identify circumstances that indicate a transaction is not orderly. In addition, FSP FAS 157-4 emphasizes that the objective of the fair value measurement remains the same, to arrive at a price received to sell an asset or paid to transfer a liability in an orderly transaction. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company will adopt this FSP effective April 1, 2009 in conjunction with the second quarter reporting period. The Company does not believe that adopting this FSP will have a material impact on the Company’s financial results.

On April 9, 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively with an adjustment to reclassify the non-credit portion of any other-than-temporary payments previously recorded through earnings to accumulated other comprehensive income. The Company will adopt this FSP effective April 1, 2009 in conjunction with the second quarter reporting period. The Company has not completed its analysis of the impact on the financial statements upon adoption of this FSP.

On April 9, 2009, the FASB issued FSP FAS 107-1 and FSP APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107 “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28 “Interim Financial Reporting” to require complete disclosures in both the interim and annual financial reporting. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company will adopt this FSP effective April 1, 2009 in conjunction with the second quarter reporting period. FSP FAS 107-1 and APB 28-1 is for disclosure only and has no financial statement impact.

3. Investments

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, market value fixed maturity and equity security investments are as follows for the periods indicated:

	At March 31, 2009
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$ 135,659	$ 14,954	$ (2)	$ 150,611
Obligations of U.S. states and political subdivisions	3,805,262	136,841	(103,028)	3,839,075
Corporate securities	547,564	17,178	(79,449)	485,293
Mortgage-backed securities	331,722	9,719	(14,408)	327,033
Foreign government securities	432,140	29,565	(6,248)	455,457
Foreign corporate securities	393,325	7,357	(21,516)	379,166
Total fixed maturities	$ 5,645,672	$ 215,614	$ (224,651)	$ 5,636,635
Equity securities	$ 15	$ -	$ (5)	$ 10

	At December 31, 2008
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$ 139,776	$ 15,456	$ -	$ 155,232
Obligations of U.S. states and political subdivisions	3,846,754	113,885	(164,921)	3,795,718
Corporate securities	496,328	18,411	(69,061)	445,678
Mortgage-backed securities	231,631	4,838	(19,352)	217,117
Foreign government securities	467,935	32,538	(7,776)	492,697
Foreign corporate securities	428,059	6,602	(29,247)	405,414
Total fixed maturities	$ 5,610,483	$ 191,730	$ (290,357)	$ 5,511,856
Equity securities	$ 15	$ 1	$ -	$ 16

The amortized cost and market value of fixed maturities are shown in the following table by contractual maturity. Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. As the stated maturity of such securities may not be indicative of actual maturities, the total for mortgage-backed securities is shown separately.

	At March 31, 2009
	Amortized	Market
(Dollars in thousands)	Cost	Value
Fixed maturities – available for sale
Due in one year or less	$ 288,798	$ 293,220
Due after one year through five years	981,503	1,012,635
Due after five years through ten years	1,154,927	1,176,019
Due after ten years	2,888,722	2,827,728
Mortgage-backed securities	331,722	327,033
Total	$ 5,645,672	$ 5,636,635

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturities	$ 89,589	$ (37,659)
Equity securities	(6)	-
Other invested assets	(1,641)	(1,798)
Change in unrealized appreciation (depreciation), pre-tax	87,942	(39,457)
Deferred tax (expense) benefit	(30,780)	13,809
Change in unrealized appreciation (depreciation), net of deferred
taxes, included in stockholder's equity	$ 57,162	$ (25,648)

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

The components of net realized capital losses are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
Fixed maturity securities, market value:
Other-than-temporary impairments	$ (560)	$ (770)
Losses from sales	(28,094)	(348)
Fixed maturity securities, fair value:
Gain from sales	96	-
Losses from fair value adjustments	(42)	-
Equity securities, fair value:
Losses from sales	(446)	(11,596)
Losses from fair value adjustments	(16,923)	(55,058)
Other invested assets, fair value:
Losses from fair value adjustments	(22,215)	(34,128)
Total net realized capital losses	$ (68,184)	$ (101,900)

Proceeds from sales of fixed maturity securities for the three months ended March 31, 2009 and 2008 were $48.3 million and $14.7 million, respectively. Gross gains of $1.5 million and $0.9 million and gross losses of $29.6 million and $1.2 million were realized on those fixed maturity securities sales for the three months ended March 31, 2009 and 2008, respectively. Proceeds from sales of equity security investments, fair value, for the three months ended March 31, 2009 and 2008 were $1.6 million and $229.0 million, respectively. Gross gains of $0.2 million and $2.1 million and gross losses of $0.7 million and $13.7 million were realized on those equity sales for the three months ended March 31, 2009 and 2008, respectively.

Included in net realized capital losses for the three months ended March 31, 2009 and 2008 was $0.6 million and $0.8 million, respectively, for write-downs in the value of securities deemed to be impaired on an other-than-temporary basis.

4. Fair Value

The Company records fair value re-measurements as net realized capital gains or losses in the consolidated statements of operations and comprehensive income (loss). The Company recorded $39.2 million and $89.2 million in net realized capital losses due to fair value re-measurement on fixed maturity and equity securities and other invested assets, at fair value, for the three months ended March 31, 2009 and 2008, respectively.

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

The following tables present the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value	$ 5,636,635	$ -	$ 5,629,171	$ 7,464
Fixed maturities, fair value	47,391	-	47,391	-
Equity securities, market value	10	10	-	-
Equity securities, fair value	109,788	109,399	389	-
Other invested assets, fair value	294,535	294,535	-	-

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value	$ 5,511,856	$ -	$ 5,500,889	$ 10,967
Fixed maturities, fair value	43,090	-	43,090	-
Equity securities, market value	16	16	-	-
Equity securities, fair value	119,815	119,092	723	-
Other invested assets, fair value	316,750	316,750	-	-

The following table presents the fixed maturity investments for which fair value was measured under Level 3, fair value measurements using significant unobservable inputs, for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
Assets:
Beginning balance at January 1	$ 10,967	$ 78,709
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(25)	(338)
Included in other comprehensive income	181	(937)
Purchases, issuances and settlements	2,975	(6,043)
Transfers in and/or (out) of Level 3	(6,634)	(37,299)
Ending balance at March 31	$ 7,464	$ 34,092

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$ (131)	$ (387)

5. Capital Transactions

On December 17, 2008, Group and Holdings renewed their shelf registration statement on Form S-3ASR with the Securities and Exchange Commission (the “SEC”), as a Well Known Seasoned Issuer. This shelf registration statement can be used by Group to register common shares, preferred shares, debt securities, warrants, share purchase contracts and share purchase units; by Holdings to register debt securities and by Everest Re Capital Trust III (“Capital Trust III”) to register trust preferred securities.

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

The Company’s reserves include an estimate of the Company’s ultimate liability for asbestos and environmental (“A&E”) claims. As of March 31, 2009, approximately 10% of the Company’s gross reserves were an estimate of the Company’s ultimate liability for A&E claims. The Company’s A&E liabilities emanate from Mt. McKinley Insurance Company’s (“Mt. McKinley”), a direct subsidiary of the Company, direct insurance business and Everest Re’s assumed reinsurance business. All of the contracts of insurance and reinsurance under which the Company has received claims during the past three years, expired more than 20 years ago. There are significant uncertainties surrounding the Company’s reserves for its A&E losses.

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy. The following table summarizes incurred losses with respect to A&E on both a gross and net of retrocessional basis for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
Gross basis:
Beginning of period reserves	$ 786,842	$ 922,843
Incurred losses	-	-
Paid losses	(18,081)	(21,803)
End of period reserves	$ 768,761	$ 901,040

Net basis:
Beginning of period reserves	$ 485,296	$ 537,549
Incurred losses	-	-
Paid losses	(10,087)	(13,486)
End of period reserves	$ 475,209	$ 524,063

At March 31, 2009, the gross reserves for A&E losses were comprised of $153.0 million representing case reserves reported by ceding companies, $151.2 million representing additional case reserves established by the Company on assumed reinsurance claims, $127.3 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley and $337.3 million representing incurred but not reported (“IBNR”) reserves.

With respect to asbestos only, at March 31, 2009, the Company had gross asbestos loss reserves of $718.7 million, or 93.5%, of total A&E reserves, of which $524.4 million was for assumed business and $194.3 million was for direct business.

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

In 1993 and prior, the Company had a business arrangement with The Prudential Insurance Company of America (“The Prudential”) wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), was unable to make the annuity payments. At March 31, 2009 and December 31, 2008, the estimated cost to replace all such annuities for which the Company was contingently liable was $152.8 million and $152.1 million, respectively.

Prior to its 1995 initial public offering, the Company had purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. At March 31, 2009 and December 31, 2008, the estimated cost to replace such annuities was $23.2 million and $23.1 million, respectively.

7. Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
Unrealized gains (losses) on securities	$ 87,942	$ (39,457)
Tax (expense) benefit	(30,780)	13,809
Net unrealized gains (losses) on securities	57,162	(25,648)

Foreign currency translation adjustments	(28,742)	9,178
Tax benefit (expense)	10,060	(3,212)
Net foreign currency translation adjustments	(18,682)	5,966

Other comprehensive income (loss), net of deferred taxes	$ 38,480	$ (19,682)

8. Credit Line

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at March 31, 2009, was $1,837.9 million. As of March 31, 2009, Holdings was in compliance with all Holdings Credit Facility covenants.

At March 31, 2009 and December 31, 2008, there were outstanding letters of credit of $28.0 million under the Holdings Credit Facility.

Costs incurred in connection with the Holdings Credit Facility were $26,328 and $25,791 for the three months ended March 31, 2009 and 2008, respectively.

9. Letters of Credit

The Citibank Holdings Credit Facility involves a syndicate of lenders (see Note 8), with Citibank acting as administrative agent. At March 31, 2009 and December 31, 2008, letters of credit for $28.0 million were issued and outstanding. The following table summarizes the Company’s letters of credit at March 31, 2009.

(Dollars in thousands)
Bank	Commitment	In Use	Date of Expiry
Citibank Holdings Credit Facility	$ 150,000	$ 27,959	12/31/2009
Total Citibank Holdings Credit Facility	$ 150,000	$ 27,959

10. Trust Agreements

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to a non-affiliated ceding company. At March 31, 2009, the total amount on deposit in the trust account was $20.8 million.

11. Senior Notes

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010.

Interest expense incurred in connection with these senior notes was $7.8 million for the three months ended March 31, 2009 and 2008. Market value, which is based on quoted market price at March 31, 2009 and December 31, 2008, was $212.5 million and $186.2 million, respectively, for the 5.40% senior notes and $201.2 million and $156.8 million, respectively, for the 8.75% senior notes.

12. Long Term Subordinated Notes

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

On March 19, 2009, Group announced the commencement of a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes. Upon expiration of the tender offer, the Company had reduced its outstanding debt by $161.4 million, which resulted in a pre-tax gain on debt repurchase of $78.3 million.

Interest expense incurred in connection with these long term notes was $6.5 million and $6.6 million for the three months ended March 31, 2009 and 2008, respectively. Market value, which is based on quoted market price at March 31, 2009 and December 31, 2008, was $118.1 million on outstanding 6.6% long term subordinated notes of $238.3 million and $168.0 million on outstanding 6.6% long term subordinated notes of $399.6 million, respectively.

13. Junior Subordinated Debt Securities Payable

On March 29, 2004, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Everest Re Capital Trust II (“Capital Trust II”). Holdings may redeem the junior subordinated debt securities before their maturity at 100% of their principal amount plus accrued interest as of the date of redemption. The securities may be redeemed in whole or in part, on one or more occasions at any time on or after March 31, 2009; or at any time, in whole, but not in part, within 90 days of the occurrence and continuation of a determination that the Trust may become subject to tax or the Investment Company Act.

Fair value, which is primarily based on quoted market price of the related trust preferred securities, at March 31, 2009 and December 31, 2008, was $220.7 million and $222.2 million, respectively, for the 6.20% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $5.1 million for the three months ended March 31, 2009 and 2008.

Capital Trust II is a wholly owned finance subsidiary of Holdings.

Holdings considers that the mechanisms and obligations relating to the trust preferred securities, taken together, constitute a full and unconditional guarantee by Holdings of Capital Trust II’s payment obligations with respect to the trust preferred securities.

Capital Trust II will redeem all of the outstanding trust preferred securities when the junior subordinated debt securities are paid at maturity on March 29, 2034. The Company may elect to redeem the junior subordinated debt securities, in whole or in part, at any time on or after March 31, 2009. If such an early redemption occurs, the outstanding trust preferred securities would also be proportionately redeemed.

There are certain regulatory and contractual restrictions on the ability of the Company’s operating subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The insurance laws of the State of Delaware, where the Company’s direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to the Company that exceed certain statutory thresholds. In addition, the terms of the Holdings Credit Facility (discussed in Note 8) require Everest Re, the Company’s principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year. At December 31, 2008, $1,745.6 million of the $2,735.2 million in net assets of the Company’s consolidated subsidiaries were subject to the foregoing regulatory restrictions.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended
U.S. Reinsurance	March 31,
(Dollars in thousands)	2009	2008
Gross written premiums	$ 264,331	$ 233,719
Net written premiums	139,432	147,419

Premiums earned	$ 146,333	$ 198,116
Incurred losses and LAE	90,141	121,049
Commission and brokerage	31,919	52,740
Other underwriting expenses	7,562	8,773
Underwriting gain	$ 16,711	$ 15,554

	Three Months Ended
U.S. Insurance	March 31,
(Dollars in thousands)	2009	2008
Gross written premiums	$ 204,717	$ 210,460
Net written premiums	121,152	110,170

Premiums earned	$ 111,972	$ 143,096
Incurred losses and LAE	81,144	95,899
Commission and brokerage	12,018	20,748
Other underwriting expenses	17,281	14,342
Underwriting gain	$ 1,529	$ 12,107

	Three Months Ended
Specialty Underwriting	March 31,
(Dollars in thousands)	2009	2008
Gross written premiums	$ 58,923	$ 54,911
Net written premiums	32,605	36,921

Premiums earned	$ 36,836	$ 35,550
Incurred losses and LAE	25,383	18,215
Commission and brokerage	10,067	9,977
Other underwriting expenses	1,845	2,411
Underwriting (loss) gain	$ (459)	$ 4,947

	Three Months Ended
International	March 31,
(Dollars in thousands)	2009	2008
Gross written premiums	$ 250,750	$ 186,378
Net written premiums	135,356	116,286

Premiums earned	$ 143,304	$ 123,268
Incurred losses and LAE	92,527	74,542
Commission and brokerage	34,215	26,426
Other underwriting expenses	4,620	5,054
Underwriting gain	$ 11,942	$ 17,246

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive loss for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
Underwriting gain	$ 29,723	$ 49,854
Net investment income	39,659	87,977
Net realized capital losses	(68,184)	(101,900)
Realized gain on debt repurchase	78,271	-
Corporate expense	(1,318)	(1,693)
Interest, fee and bond issue cost amortization expense	(19,633)	(19,742)
Other expense	(114)	(21,273)
Income (loss) before taxes	$ 58,404	$ (6,777)

The Company produces business in the U.S. and internationally. The net income deriving from and assets residing in the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. Based on gross written premium, other than the U.S., no other country represented more than 5% of the Company’s revenues.

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

The Company engages in reinsurance transactions with Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”), affiliates, primarily driven by enterprise risk and capital management consideration, under which business is ceded at market rates and terms. These transactions include:

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

•

Effective January 1, 2008, Everest Re, Bermuda Re and Everest International amended the whole account quota share whereby, for all new and renewal casualty and property business recorded on or after January 1, 2008, Everest Re ceded 36.0% and 4.0% to Bermuda Re and Everest International, respectively. However, in no event shall the loss cessions to Bermuda Re and Everest International relating to any one catastrophe occurrence on the property business exceed $130.0 million or in the aggregate for each underwriting year for all property catastrophes exceed $275.0 million. This amendment remained in effect through December 31, 2008.

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

•

Effective January 1, 2009, Everest Re, Bermuda Re and Everest International amended the whole account quota share whereby, for all new and renewal casualty and property business recorded on or after January 1, 2009, Everest Re cedes 36% and 8% to Bermuda Re and Everest International, respectively. However, in no event shall the loss cessions to Bermuda Re and Everest International relating to any one occurrence exceed $150.0 million or in the aggregate for each underwriting year for all occurrences exceed $325.0 million.

The following table summarizes the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, for the periods indicated:

Bermuda Re	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Ceded written premiums	$ 284,766	$ 214,139
Ceded earned premiums	274,068	205,958
Ceded losses and LAE (a)	140,867	96,401

Everest International	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Ceded written premiums	$ 38,348	$ 22,184
Ceded earned premiums	34,336	21,155
Ceded losses and LAE	19,400	10,547

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

The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income taxes. For the three months ended March 31, 2009, the Company expensed approximately $2.0 million in interest and penalties.

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

Starting in the latter part of 2007, throughout 2008 and into 2009, there has been a significant slowdown in the global economy. Excessive availability and use of credit, particularly by individuals, led to increased defaults on sub-prime mortgages in the U.S. and elsewhere, falling values for houses and many commodities and contracting consumer spending. The significant increase in default rates negatively impacted the value of asset-backed securities held by both foreign and domestic institutions. The defaults have led to a corresponding increase in foreclosures, which have driven down housing values, resulting in additional losses on the asset-backed securities. During the third and fourth quarters of 2008, the credit markets deteriorated dramatically, evidenced by widening credit spreads and dramatically reduced availability of credit. Many financial institutions, including some insurance entities, experienced liquidity crises due to immediate demands for funds for withdrawals or collateral, combined with falling asset values and their inability to sell assets to meet the increased demands. As a result, several financial institutions have failed or been acquired at distressed prices, while others have received loans from the U.S. government to continue operations. The liquidity crisis significantly increased the spreads on fixed maturities and, at the same time, had a dramatic and negative impact on the stock markets around the world. The combination of losses on securities from failed or impaired companies combined with the decline in values of fixed maturities and equity securities has resulted in significant declines in the capital bases of most insurance and reinsurance companies. While there was some slight improvement in the financial markets during the first quarter of 2009, it is too early to predict the timing and extent of impact the capital deterioration will have on insurance and reinsurance market conditions. There is an expectation that these events will ultimately result in increased rates for insurance and reinsurance in certain segments of the market, but there is no assurance that this will not be the case.

Worldwide insurance and reinsurance market conditions continued to be very competitive. Generally, there was ample insurance and reinsurance capacity relative to demand. We noted, however, that in many markets and lines, the rates of decline have slowed, pricing in some segments was relatively flat and there was upward movement in some others, particularly property catastrophe coverage. Competition and its effect on rates, terms and conditions vary widely by market and coverage yet continues to be most prevalent in the U.S. casualty insurance and reinsurance markets. The U.S. insurance markets in which we participate were extremely competitive as well, particularly in the workers’ compensation, public entity and contractor sectors. While our growth in existing programs has slowed, given the specialty nature of our business and our underwriting discipline, we believe the impact on the profitability of our business will be less pronounced than on the market generally. In addition, we continue to opportunistically add new programs and lines of business to enhance growth and profitability.

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

The reinsurance industry has experienced a period of falling rates and volume. Profit opportunities have become generally less available over time; however the unfavorable trends appear to have abated somewhat. We are now seeing smaller rate declines, pockets of stability and some increases in some markets and for some coverages. As a result of very significant investment and catastrophe losses incurred by both primary insurers and reinsurers over the past year, but principally in the last six months of 2008, industry-wide capital declined and rating agency scrutiny increased. There is an expectation that given the rate softening that has occurred over the past several quarters, the industry-wide decline in capital combined with volatile and unreceptive markets and a looming recession, will lead to a hardening of insurance and reinsurance marketplace rates, terms and conditions. It is too early to gauge the extent of hardening, if any, that will occur; however, it appears that much of the redundant capital has been wrung out of the industry, and the stage is set for firmer markets.

Both January and April, 2009, renewals rates, particularly for property catastrophes and retrocessional covers and in international markets were generally firmer compared to a year ago.

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

Financial Summary.

We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income, ratios and stockholder’s equity for the periods indicated:

	Three Months Ended		Percentage
	March 31,		Increase/
(Dollars in millions)	2009	2008	(Decrease)
Gross written premiums	$ 778.7	$ 685.5	13.6%
Net written premiums	428.5	410.8	4.3%

REVENUES:
Premiums earned	$ 438.4	$ 500.0	-12.3%
Net investment income	39.7	88.0	-54.9%
Net realized capital losses	(68.2)	(101.9)	-33.1%
Realized gain on debt repurchase	78.3	-	NM
Other expense	(0.1)	(21.3)	-99.5%
Total revenues	488.1	464.8	5.0%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	289.2	309.7	-6.6%
Commission, brokerage, taxes and fees	88.2	109.9	-19.7%
Other underwriting expenses	32.6	32.3	1.1%
Interest, fee and bond issue cost amortization expense	19.6	19.7	-0.6%
Total claims and expenses	429.7	471.6	-8.9%

INCOME (LOSS) BEFORE TAXES	58.4	(6.8)	NM
Income tax expense (benefit)	12.7	(11.4)	-211.6%
NET INCOME	$ 45.7	$ 4.6	NM

			Point
RATIOS:			Change
Loss ratio	66.0%	61.9%	4.1
Commission and brokerage ratio	20.1%	22.0%	(1.9)
Other underwriting expense ratio	7.4%	6.5%	0.9
Combined ratio	93.5%	90.4%	3.1

	At	At	Percentage
	March 31,	December 31,	Increase/
(Dollars in millions)	2009	2008	(Decrease)
Balance sheet data:
Total investments and cash	$ 7,256.9	$ 7,395.1	-1.9%
Total assets	12,714.5	12,866.6	-1.2%
Loss and loss adjustment expense reserves	7,342.6	7,420.0	-1.0%
Total debt	1,017.8	1,179.1	-13.7%
Total liabilities	10,426.1	10,663.7	-2.2%
Stockholder's equity	2,288.4	2,203.0	3.9%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Revenues.

Premiums. Gross written premiums increased by $93.3 million, or 13.6%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, reflecting an increase of $99.0 million in our reinsurance business, partially offset by a decline of $5.7 million in our insurance business. The increase in our reinsurance business was primarily attributable to increased rates on property business, in both the international and U.S. markets, the new crop hail quota share treaty business, expanded participation on renewal contracts and new writings as ceding companies continue to favor reinsurers such as Everest, with strong financial ratings. The decrease in insurance premiums were primarily the result of primary casualty rates that were generally down. Net written premiums increased by $17.7 million, or 4.3%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The 13.6% increase in gross written premiums in conjunction with a 27.5% increase in cessions under the affiliated quota share agreement, generated the increase of net written premiums. Premiums earned decreased by $61.6 million, or 12.3%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded on the initiation of coverage.

Net Investment Income. Net investment income decreased by 54.9% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to net investment income from our limited partnership investments. The limited partnership investment losses this quarter were primarily from limited partnerships that invested in non-public securities, both equity and debt, which report to us on a quarter lag. As such, these specific partnership results reflected the results incurred for the fourth quarter of last year. Net pre-tax investment income as a percentage of average invested assets was 2.1% for the three months ended March 31, 2009 compared to 4.1% for the three months ended March 31, 2008.

Net Realized Capital Losses. Net realized capital losses were $68.2 million and $101.9 million for the three months ended March 31, 2009 and 2008, respectively.

Net realized capital losses for the three months ended March 31, 2009 continue to reflect the influence of the global financial market credit crisis. As such, our equity security portfolio decreased $16.9 million and our other invested assets decreased $22.2 million as a result of fair value adjustments. In addition, we recognized $28.5 million of net realized capital losses from the sale of fixed maturity and equity securities we owned as we reduced exposure to certain credit risks and our fixed maturity securities decreased $0.6 million due to other-than-temporary impairments. We report changes in fair values as realized capital gains or losses in accordance with Statement of Financial Accounting Standards (“FAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment to FASB Statement No. 115” (“FAS 159”), and we report realized capital losses on our fixed maturity securities from other-than-temporary impairments as realized capital losses in accordance with FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (“FAS 115-1”).

Net realized capital losses for the three months ended March 31, 2008 included $55.1 million from fair value adjustments on our equity securities and $34.1 million of other invested assets as a result of the decrease in worldwide equity markets. In addition, we recognized $11.9 million of net realized capital losses, principally from sales of equity securities.

Realized Gain on Debt Repurchase. On March 19, 2009, we announced the commencement of a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes due 2067. Upon expiration of the tender offer, we had reduced our outstanding debt by $161.4 million, which resulted in a pre-tax gain on debt repurchase of $78.3 million.

Other Expense. We recorded expense of $0.1 million and $21.3 million for the three months ended March 31, 2009 and 2008, respectively, which were primarily due to the deferrals on retroactive reinsurance agreements with affiliates and change in foreign currency exchange rates over the corresponding periods.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses. The following table presents our incurred losses and loss adjustment expenses (“LAE”) for all segments for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional (a)	$ 257.4	58.7%		$ 20.2	4.6%		$ 277.6	63.3%
Catastrophes	9.1	2.1%		2.5	0.6%		11.6	2.7%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 266.5	60.8%		$ 22.7	5.2%		$ 289.2	66.0%

2008
Attritional (a)	$ 291.9	58.4%		$ 5.5	1.1%		$ 297.3	59.5%
Catastrophes	4.8	1.0%		7.6	1.5%		12.4	2.5%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 296.7	59.3%		$ 13.1	2.6%		$ 309.7	61.9%

Variance 2009/2008
Attritional (a)	$ (34.4)	0.4	pts	$ 14.7	3.5	pts	$ (19.7)	3.9	pts
Catastrophes	4.3	1.1	pts	(5.0)	(0.9)	pts	(0.8)	0.2	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$ (30.1)	1.5	pts	$ 9.6	2.6	pts	$ (20.5)	4.1	pts

(a) Attritional losses exclude catastrophe and A&E losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE were lower by $20.5 million, or 6.6%, for the three months ended March 31, 2009 compared to the same period in 2008. Attritional losses were lower by $19.7 million for the three months ended March 31, 2009 compared to the same period in 2008, which were largely the result of the 12.3% decline in premiums earned, partially offset by larger prior years’ attritional loss reserve development.

Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees decreased by $21.7 million, or 19.7%, for the three months ended March 31, 2009 compared to the same period in 2008. The change in this directly variable expense was influenced by the change in the mix and blend of business, decreased premiums earned and increased cessions under the affiliated quota share agreement.

Other Underwriting Expenses. Other underwriting expenses for the three months ended March 31, 2009 were $32.6 million compared to $32.3 million for the three months ended March 31, 2008. Included in other underwriting expenses were corporate expenses, which are expenses that are not allocated to segments, of $1.3 million and $1.7 million for the three months ended March 31, 2009 and 2008, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest and other expense was $19.6 million and $19.7 million for the three months ended March 31, 2009 and 2008, respectively.

Income Tax Expense (Benefit). Our income tax was an expense of $12.7 million for the three months ended March 31, 2009, principally as a result of the realized gain on the repurchase of debt and income from operations, partially offset by net realized capital losses and tax-preferenced investment income. We had an income tax benefit of $11.4 million for the three months ended March 31, 2008, primarily due to income from operations being more than offset by net realized capital losses and tax-preferenced investment income. Our income tax is primarily a function of the statutory tax rate reduced by the impact of tax-preferenced investment income.

Net Income.

Our net income was $45.7 million and $4.6 million for the three months ended March 31, 2009 and 2008, respectively. The increase was primarily the result of the gain on debt repurchase and lower net realized losses, partially offset by lower underwriting gain and investment income coupled with higher tax expense in the first quarter of 2009 compared to the same period in 2008.

Ratios.

Our combined ratio increased by 3.1 points to 93.5% for the three months ended March 31, 2009 compared to 90.4% for the three months ended March 31, 2008. The loss ratio component increased 4.1 points for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, principally due to the higher prior years’ attritional loss reserve development.

Stockholder's Equity.

Stockholder's equity increased by $85.4 million to $2,288.4 million at March 31, 2009 from $2,203.0 million at December 31, 2008, due to $57.2 million of unrealized appreciation on investments, net of tax, at market value, net income of $45.7 million and $1.3 million of share-based compensation transactions, partially offset by a loss on foreign currency translation adjustments of $18.7 million.

Consolidated Investment Results

Net Investment Income.

Net investment income decreased 54.9% to $39.7 million for the three months ended March 31, 2009 from $88.0 million for the three months ended March 31, 2008, primarily due to losses incurred on our limited partnership investments. The limited partnership investment losses this quarter were primarily from limited partnerships that invested in non-public securities, both equity and debt, which report to us on a quarter lag. As such, these specific partnership results reflected the results incurred for the fourth quarter of last year.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in millions)	2009	2008
Fixed maturities	$ 70.3	$ 74.1
Equity securities	0.7	1.7
Short-term investments and cash	2.2	12.9
Other invested assets
Limited partnerships	(34.1)	(1.6)
Other	2.8	2.7
Total gross investment income	41.9	89.8
Interest credited and other expense	(2.3)	(1.8)
Total net investment income	$ 39.7	$ 88.0
(Some amounts may not reconcile due to rounding)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	March 31,	December 31,
	2009	2008
Imbedded pre-tax yield of cash and invested assets	4.0%	4.3%
Imbedded after-tax yield of cash and invested assets	3.3%	3.5%

	Three Months Ended
	March 31,
	2009	2008
Annualized pre-tax yield on average cash and invested assets	2.1%	4.1%
Annualized after-tax yield on average cash and invested assets	2.1%	3.2%

Net Realized Capital Losses.

The following table presents the composition of our net realized capital losses for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in millions)	2009	2008	Variance
(Losses) gains from sales:
Fixed maturity securities, market value
Gains	$ 1.5	$ 0.9	$ 0.6
Losses	(29.6)	(1.2)	(28.4)
Total	(28.1)	(0.3)	(27.8)

Equity securities, fair value
Gains	0.2	2.1	(1.9)
Losses	(0.7)	(13.7)	13.0
Total	(0.4)	(11.6)	11.2

Total net realized losses from sales
Gains	1.7	3.0	(1.3)
Losses	(30.3)	(14.9)	(15.4)
Total	(28.5)	(11.9)	(16.6)

Other than temporary impairments:	(0.6)	(0.8)	0.2

(Losses) gains from fair value adjustments:
Equity securities, fair value	(16.9)	(55.1)	38.2
Other invested assets, fair value	(22.2)	(34.1)	11.9
Total	(39.1)	(89.2)	50.1

Total net realized losses	$ (68.2)	$ (101.9)	$ 33.7

(Some amounts may not reconcile due to rounding)

We recorded $39.1 million and $89.2 million in net realized capital losses due to fair value re-measurements on equity securities and other invested assets for the three months ended March 31, 2009 and 2008, respectively. In addition, we recorded other-than-temporary impairments of $0.6 million and $0.8 million for the three months ended March 31, 2009 and 2008, respectively. These net realized capital losses were influenced by the continuing financial liquidity crisis and related global economic downturn. This continues to impact both the equity and credit markets. Equities are trading at multiyear lows, spreads on fixed maturity securities have been at unprecedented levels and many securities have been downgraded by rating agencies.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.

The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	For the Three Months Ended March 31,
(Dollars in millions)	2009	2008	Variance	% Change
Gross written premiums	$ 264.3	$ 233.7	$ 30.6	13.1%
Net written premiums	139.4	147.4	(8.0)	-5.4%

Premiums earned	$ 146. 3	$ 198.1	$ (51.8)	-26.1%
Incurred losses and LAE	90.1	121.0	(30.9)	-25.5%
Commission and brokerage	31.9	52.7	(20.8)	-39.5%
Other underwriting expenses	7.6	8.8	(1.2)	-13.8%
Underwriting gain	$ 16.7	$ 15.6	$ 1.2	7.4%

				Point Chg
Loss ratio	61.6%	61.1%		0.5
Commission and brokerage ratio	21.8%	26.6%		(4.8)
Other underwriting expense ratio	5.2%	4.4%		0.8
Combined ratio	88.6%	92.1%		(3.5)

(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums increased by 13.1% to $264.3 million for the three months ended March 31, 2009 from $233.7 million for the three months ended March 31, 2008, primarily due to an $18.0 million (26.1%) increase in treaty casualty volume and $17.3 million from several new crop hail quota share treaties, partially offset by a $6.1 million (22.4%) decrease in facultative volume. Our treaty casualty premiums were higher as we are writing more quota share business, which we believe is driven by the capital concerns of our ceding company costumers looking for broader reinsurance support. The crop hail business is a new line for us and we anticipate similar volume in each of the remaining quarters of 2009. Net written premiums decreased by 5.4% to $139.4 million for the three months ended March 31, 2009 compared to $147.4 million for the three months ended March 31, 2008, primarily due to increased cessions under the affiliated quota share agreement. Premiums earned decreased by 26.1% to $146.3 million for the three months ended March 31, 2009 compared to $198.1 million for the three months ended March 31, 2008. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded on the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$ 73.5	50.2%		$ 16.5	11.2%		$ 90.0	61.5%
Catastrophes	-	0.0%		0.2	0.1%		0.2	0.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 73.5	50.2%		$ 16.6	11.4%		$ 90.1	61.6%

2008
Attritional	$ 112.5	56.8%		$ 4.4	2.2%		$ 116.9	59.0%
Catastrophes	-	0.0%		4.1	2.1%		4.1	2.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 112.5	56.8%		$ 8.6	4.3%		$ 121.0	61.1%

Variance 2009/2008
Attritional	$ (39.0)	(6.5)	pts	$ 12.0	9.0	pts	$ (26.9)	2.5	pts
Catastrophes	-	-	pts	(4.0)	(2.0)	pts	(4.0)	(2.0)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$ (39.0)	(6.6)	pts	$ 8.1	7.1	pts	$ (30.9)	0.5	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses were lower by $30.9 million for the three months ended March 31, 2009 compared the three months ended March 31, 2008, primarily due to a decrease in current year attritional losses of $39.0 million attributable to the decrease in premiums earned. Partially offsetting the decrease was an increase in prior years attritional losses of $12.0 million (9.0 points).

Segment Expenses. Commission and brokerage expenses decreased 39.5% to $31.9 million for the three months ended March 31, 2009 from $52.7 million for the three months ended March 31, 2008, primarily due to the decrease in premiums earned in conjunction with the change in the mix and type of business written and the increased cessions under the affiliated quota share agreement. Segment other underwriting expenses for the three months ended March 31, 2009 decreased to $7.6 million from $8.8 million for the three months ended March 31, 2008, primarily due to the decrease in allocations of share-based compensation from corporate.

U.S. Insurance.

The following table presents the underwriting results and ratios for the U.S. Insurance segment for the periods indicated.

	For the Three Months Ended March 31,
(Dollars in millions)	2009	2008	Variance	% Change
Gross written premiums	$ 204.7	$ 210.5	$ (5.7)	-2.7%
Net written premiums	121.2	110.2	11.0	10.0%

Premiums earned	$ 112.0	$ 143.1	$ (31.1)	-21.8%
Incurred losses and LAE	81.1	95.9	(14.8)	-15.4%
Commission and brokerage	12.0	20.7	(8.7)	-42.1%
Other underwriting expenses	17.3	14.3	2.9	20.5%
Underwriting gain	$ 1.5	$ 12.1	$ (10.6)	-87.4%

				Point Chg
Loss ratio	72.5%	67.0%		5.5
Commission and brokerage ratio	10.7%	14.5%		(3.8)
Other underwriting expense ratio	15.4%	10.0%		5.4
Combined ratio	98.6%	91.5%		7.1

(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums decreased by 2.7% to $204.7 million for the three months ended March 31, 2009 from $210.5 million for the three months ended March 31, 2008. Rates on primary casualty were down between zero and five percent and the rate increase anticipated at year end for California workers’ compensation have not materialized. Net written premiums increased by 10.0% to $121.2 million for the three months ended March 31, 2009 compared to $110.2 million for the three months ended March 31, 2008. The increase in net written premiums was primarily due to the change in third party reinsurance cessions which vary program by program. Premiums earned decreased 21.8% to $112.0 million for the three months ended March 31, 2009 from $143.1 million for the three months ended March 31, 2008. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the U.S. Insurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$ 80.0	71.5%		$ 1.1	1.0%		$ 81.1	72.5%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 80.0	71.5%		$ 1.1	1.0%		$ 81.1	72.5%

2008
Attritional	$ 89.4	62.5%		$ 6.5	4.5%		$ 95.9	67.0%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 89.4	62.5%		$ 6.5	4.5%		$ 95.9	67.0%

Variance 2009/2008
Attritional	$ (9.4)	9.0	pts	$ (5.3)	(3.5)	pts	$ (14.8)	5.5	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total segment	$ (9.4)	9.0	pts	$ (5.3)	(3.5)	pts	$ (14.8)	5.5	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 15.4% to $81.1 million for the three months ended March 31, 2009 from $95.9 million for the three months ended March 31, 2008, primarily driven by the 21.8% decrease in premiums earned and the lower prior years loss development in 2009.

Segment Expenses. Commission and brokerage expenses decreased by 42.1% to $12.0 million for the three months ended March 31, 2009 from $20.7 million for the three months ended March 31, 2008, principally due to the decrease in premiums earned in conjunction with the change in the mix of business written. Segment other underwriting expenses for the three months ended March 31, 2009 increased to $17.3 million as compared to $14.3 million for the three months ended March 31, 2008, primarily due to compensation costs associated with increased staff.

Specialty Underwriting.

The following table presents the underwriting results and ratios for the Specialty Underwriting segment for the periods indicated.

	For the Three Months Ended March 31,
(Dollars in millions)	2009	2008	Variance	% Change
Gross written premiums	$ 58.9	$ 54.9	$ 4.0	7.3%
Net written premiums	32.6	36.9	(4.3)	-11.7%

Premiums earned	$ 36.8	$ 35.6	$ 1.3	3.6%
Incurred losses and LAE	25.4	18.2	7.2	39.4%
Commission and brokerage	10.1	10.0	0.1	0.9%
Other underwriting expenses	1.8	2.4	(0.6)	-23.5%
Underwriting (loss) gain	$ (0.5)	$ 4.9	$ (5.4)	-109.3%

				Point Chg
Loss ratio	68.9%	51.2%		17.7
Commission and brokerage ratio	27.3%	28.1%		(0.8)
Other underwriting expense ratio	5.0%	6.8%		(1.8)
Combined ratio	101.2%	86.1%		15.1

(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums increased by 7.3% to $58.9 million for the three months ended March 31, 2009 from $54.9 million for the three months ended March 31, 2008, primarily due to a $3.8 million increase in marine premiums. Net written premiums decreased by 11.7% to $32.6 million for the three months ended March 31, 2009 compared to $36.9 million for the three months ended March 31, 2008, as a result of the increased cessions under the affiliated quota share agreement. Premiums earned increased by 3.6% to $36.8 million for the three months ended March 31, 2009 compared to $35.6 million for the three months ended March 31, 2008. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$ 22.6	61.3%		$ 0.9	2.4%		$ 23.5	63.7%
Catastrophes	-	0.0%		1.9	5.2%		1.9	5.2%
Total segment	$ 22.6	61.3%		$ 2.8	7.6%		$ 25.4	68.9%

2008
Attritional	$ 19.8	55.8%		$ (3.0)	-8.4%		$ 16.8	47.4%
Catastrophes	-	0.0%		1.4	3.9%		1.4	3.9%
Total segment	$ 19.8	55.8%		$ (1.6)	-4.6%		$ 18.2	51.2%

Variance 2009/2008
Attritional	$ 2.8	5.5	pts	$ 3.9	10.8	pts	$ 6.6	16.4	pts
Catastrophes	-	-	pts	0.5	1.3	pts	0.5	1.3	pts
Total segment	$ 2.8	5.5	pts	$ 4.4	12.2	pts	$ 7.2	17.7	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 39.4% to $25.4 million for the three months ended March 31, 2009 compared to $18.2 million for the three months ended March 31, 2008, primarily due to higher attritional and catastrophe losses in 2009 compared to 2008.

Segment Expenses. Commission and brokerage expenses increased slightly to $10.1 million for the three months ended March 31, 2009 from $10.0 million for the three months ended March 31, 2008. Segment other underwriting expenses decreased to $1.8 million for the three months ended March 31, 2009 from $2.4 million for the three months ended March 31, 2008, primarily due to the decrease in allocations of share-based compensation from corporate.

International.

The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	For the Three Months Ended March 31,
(Dollars in millions)	2009	2008	Variance	% Change
Gross written premiums	$ 250.8	$ 186.4	$ 64.4	34.5%
Net written premiums	135.4	116.3	19.1	16.4%

Premiums earned	$ 143.3	$ 123.3	$ 20.0	16.3%
Incurred losses and LAE	92.5	74.5	18.0	24.1%
Commission and brokerage	34.2	26.4	7.8	29.5%
Other underwriting expenses	4.6	5.1	(0.4)	-8.6%
Underwriting gain	$ 11.9	$ 17.2	$ (5.3)	-30.8%

				Point Chg
Loss ratio	64.6%	60.5%		4.1
Commission and brokerage ratio	23.9%	21.4%		2.5
Other underwriting expense ratio	3.2%	4.1%		(0.9)
Combined ratio	91.7%	86.0%		5.7

(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums increased by 34.5% to $250.8 million for the three months ended March 31, 2009 from $186.4 million for the three months ended March 31, 2008. As a result of our strong financial strength ratings, we continue to see increased participations on treaties in most regions, new business writings and preferential signings, including preferential terms and conditions. In addition, rates, in some markets, also contributed to the increased written premiums. Premiums written through the Brazil, Miami and New Jersey offices increased by $53.7 million (46.3%) and the Asian branch increased by $14.4 million (49.5%), while premiums for the Canadian branch decreased by $3.6 million (8.8%). Net written premiums increased by 16.4% to $135.4 million for the three months ended March 31, 2009 compared to $116.3 million for the three months ended March 31, 2008, primarily due to the increase in gross written premiums, which were partially offset by increased cessions under the affiliated quota share agreement. Premiums earned increased by 16.3% to $143.3 million for the three months ended March 31, 2009 compared to $123.3 million for the three months ended March 31, 2008, consistent with the increase in net written premiums.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$ 81.3	56.7%		$ 1.7	1.2%		$ 83.0	57.9%
Catastrophes	9.1	6.3%		0.5	0.3%		9.5	6.7%
Total segment	$ 90.4	63.1%		$ 2.2	1.5%		$ 92.5	64.6%

2008
Attritional	$ 70.1	56.9%		$ (2.4)	-2.0%		$ 67.7	54.9%
Catastrophes	4.8	3.9%		2.1	1.7%		6.9	5.6%
Total segment	$ 74.9	60.8%		$ (0.4)	-0.3%		$ 74.5	60.5%

Variance 2009/2008
Attritional	$ 11.2	(0.1)	pts	$ 4.1	3.1	pts	$ 15.3	3.0	pts
Catastrophes	4.3	2.4	pts	(1.6)	(1.4)	pts	2.7	1.1	pts
Total segment	$ 15.5	2.3	pts	$ 2.5	1.8	pts	$ 18.0	4.1	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 24.1% to $92.5 million for the three months ended March 31, 2009 compared to $74.5 million for the three months ended March 31, 2008. The segment loss ratio increased by 4.1 points for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to an increase in current year catastrophe losses and increased development on prior years’ loss reserves, period over period.

Segment Expenses. Commission and brokerage expenses increased 29.5% to $34.2 million for the three months ended March 31, 2009 from $26.4 million for the three months ended March 31, 2008. The increase was principally due to the growth in premiums earned in conjunction with the blend of business mix. Segment other underwriting expenses for the three months ended March 31, 2009 were $4.6 million compared to $5.1 million for the three months ended March 31, 2008, as a result of a decrease in allocations of share-based compensation from corporate.

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

Interest Rate Risk. Our $7.3 billion investment portfolio at March 31, 2009 was principally comprised of approximately 78% fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and 2% equity securities, which are subject to price fluctuations and some foreign exchange rate risk. Approximately 11% of the portfolio was represented by cash and short-term investments. The impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $327.0 million of mortgage-backed securities in the $5.7 billion fixed maturity securities portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity securities portfolio (including $725.8 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At March 31, 2009
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$ 7,084.7	$ 6,752.8	$ 6,409.9	$ 6,078.1	$ 5,772.8
Market/Fair Value Change from Base (%)	10.5%	5.3%	0.0%	-5.2%	-9.9%
Change in Unrealized Appreciation
After-tax from Base ($)	$ 438.7	$ 222.9	$ -	$ (215.6)	$ (414.1)

We had $7,342.6 million and $7,420.0 million of gross reserves for losses and LAE as of March 31, 2009 and December 31, 2008, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our fixed income portfolio has an expected duration that is reasonably consistent with our loss and loss reserve obligations.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At March 31, 2009
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$ 87.8	$ 98.8	$ 109.8	$ 120.8	$ 131.8
After-tax Change in Fair/Market Value	$ (14.3)	$ (7.1)	$ -	$ 7.1	$ 14.3

Foreign Currency Risk. Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, we prefer to maintain the capital of our operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for our foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities. In accordance with FAS No. 52 “Foreign Currency Translation”, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of March 31, 2009 there has been no material change in exposure to foreign exchange rates as compared to December 31, 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Instruments. See “Market Sensitive Instruments” in PART I – ITEM 2.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on their evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our management, with the participation of the Chief Executive Officer and Principal Accounting Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Index:

Exhibit No.	Description

31.1	Section 302 Certification of Joseph V. Taranto

31.2	Section 302 Certification of Keith T. Shoemaker

32.1	Section 906 Certification of Joseph V. Taranto and Keith T. Shoemaker

Everest Reinsurance Holdings, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everest Reinsurance Holdings, Inc.
(Registrant)

/s/ KEITH T. SHOEMAKER
Keith T. Shoemaker
Vice President and Comptroller
Principal Accounting Officer

(Duly Authorized Officer and Principal Financial Officer)

Dated: May 15, 2009