Form 10-Q
period 2009-06-30
EVEREST REINSURANCE HOLDINGS INC
filed 2009-08-14
CIK 914748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2009		Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC. (Exact name of registrant as specified in its charter)
Delaware		22-3263609
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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

Large accelerated filer		Accelerated filer

Non-accelerated filer	X	Smaller reporting Company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

YES		NO	X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class		Number of Shares Outstanding at August 1, 2009
Common Stock, $0.01 par value		1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

Part I

ITEM 1. FINANCIAL STATEMENTS

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except par value per share)	2009	2008
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$ 6,039,433	$ 5,511,856
(amortized cost: 2009, $5,994,880; 2008, $5,610,483)
Fixed maturities - available for sale, at fair value	48,269	43,090
Equity securities - available for sale, at market value (cost: 2009, $15; 2008, $15)	12	16
Equity securities - available for sale, at fair value	132,443	119,815
Short-term investments	555,721	918,712
Other invested assets (cost: 2009, $364,591; 2008, $400,498)	358,909	392,589
Other invested assets, at fair value	297,738	316,750
Cash	95,201	92,264
Total investments and cash	7,527,726	7,395,092
Accrued investment income	81,035	82,860
Premiums receivable	765,278	714,035
Reinsurance receivables - unaffiliated	630,024	637,890
Reinsurance receivables - affiliated	2,643,547	2,480,016
Funds held by reinsureds	160,415	147,287
Deferred acquisition costs	170,704	192,096
Prepaid reinsurance premiums	476,395	456,180
Deferred tax asset	419,621	518,042
Federal income tax recoverable	71,718	70,299
Other assets	83,343	172,825
TOTAL ASSETS	$ 13,029,806	$ 12,866,622

LIABILITIES:
Reserve for losses and adjustment expenses	$ 7,264,051	$ 7,419,993
Unearned premium reserve	1,176,266	1,176,834
Funds held under reinsurance treaties	147,731	134,698
Losses in the course of payment	59,398	35,805
Commission reserves	34,823	45,531
Other net payable to reinsurers	546,907	378,800
8.75% Senior notes due 3/15/2010	199,894	199,821
5.4% Senior notes due 10/15/2014	249,748	249,728
6.6% Long term notes due 05/01/2067	238,347	399,643
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	9,885	11,217
Other liabilities	270,226	281,687
Total liabilities	10,527,173	10,663,654

Commitments and Contingencies (Note 6)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2009 and 2008)	-	-
Additional paid-in capital	318,492	315,771
Accumulated other comprehensive income (loss), net of deferred income tax expense of
$18.3 million at 2009 and tax benefit of $38.8 million at 2008	35,217	(72,063)
Retained earnings	2,148,924	1,959,260
Total stockholder's equity	2,502,633	2,202,968
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 13,029,806	$ 12,866,622

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$ 460,774	$ 471,414	$ 899,219	$ 971,444
Net investment income	74,516	106,981	114,175	194,958
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(4,936)	(3,291)	(5,510)	(4,061)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income	-	-	-	-
Other net realized capital gains (losses)	27,877	(47,504)	(39,733)	(148,634)
Total net realized capital gains (losses)	22,941	(50,795)	(45,243)	(152,695)
Realized gain on debt repurchase	-	-	78,271	-
Other expense	(7,166)	(2,717)	(7,280)	(23,990)
Total revenues	551,065	524,883	1,039,142	989,717

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	246,108	359,112	535,303	668,817
Commission, brokerage, taxes and fees	86,923	111,563	175,142	221,454
Other underwriting expenses	36,736	30,752	69,362	63,025
Interest, fee and bond issue cost amortization expense	17,073	19,746	36,706	39,488
Total claims and expenses	386,840	521,173	816,513	992,784

INCOME (LOSS) BEFORE TAXES	164,225	3,710	222,629	(3,067)
Income tax expense (benefit)	35,725	(9,942)	48,465	(21,359)

NET INCOME	$ 128,500	$ 13,652	$ 174,164	$ 18,292

Other comprehensive income (loss), net of tax	84,300	(58,135)	122,780	(77,817)

COMPREHENSIVE INCOME (LOSS)	$ 212,800	$ (44,483)	$ 296,944	$ (59,525)

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDER’S EQUITY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share amounts)	2009	2008	2009	2008
	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$ 317,033	$ 311,489	$ 315,771	$ 310,206
Share-based compensation plans	1,459	1,435	2,721	2,718
Balance, end of period	318,492	312,924	318,492	312,924

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(33,583)	143,594	(72,063)	163,276
Cumulative effect to adopt FSP FAS 115-2(1), net of tax	(15,500)	-	(15,500)	-
Net increase (decrease) during the period	84,300	(58,135)	122,780	(77,817)
Balance, end of period	35,217	85,459	35,217	85,459

RETAINED EARNINGS:
Balance, beginning of period	2,004,924	2,098,657	1,959,260	2,094,017
Cumulative effect to adopt FSP FAS 115-2(1), net of tax	15,500	-	15,500	-
Net income	128,500	13,652	174,164	18,292
Balance, end of period	2,148,924	2,112,309	2,148,924	2,112,309

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$ 2,502,633	$ 2,510,692	$ 2,502,633	$ 2,510,692

(1)FASB Staff Position No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2")

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 128,500	$ 13,652	$ 174,164	$ 18,292
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in premiums receivable	(61,149)	2,038	(49,821)	49,337
(Increase) decrease in funds held by reinsureds, net	(671)	1,424	(165)	(1,016)
Increase in reinsurance receivables	(100,495)	(126,206)	(153,465)	(70,611)
(Increase) decrease in deferred tax asset	(928)	(30,956)	32,976	(91,637)
Decrease in reserve for losses and loss adjustment expenses	(133,909)	(17,046)	(182,445)	(40,300)
Decrease in unearned premiums	(2,807)	(62,346)	(3,686)	(142,005)
Change in equity adjustments in limited partnerships	(1,968)	(21,323)	32,125	(15,262)
Change in other assets and liabilities, net	243,408	25,155	244,515	67,100
Non-cash compensation expense	1,445	1,427	2,707	2,633
Amortization of bond premium	2,707	2,593	4,978	2,668
Amortization of underwriting discount on senior notes	48	45	94	88
Realized gain on debt repurchase	-	-	(78,271)	-
Net realized capital (gains) losses	(22,941)	50,795	45,243	152,695
Net cash provided by (used in) operating activities	51,240	(160,748)	68,949	(68,018)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	84,848	94,255	194,083	263,662
Proceeds from fixed maturities matured/called - available for sale, at fair value	-	-	5,570	-
Proceeds from fixed maturities sold - available for sale, at market value	8,316	71,435	53,094	86,146
Proceeds from fixed maturities sold - available for sale, at fair value	4,510	-	8,002	-
Proceeds from equity securities sold - available for sale, at fair value	10,591	33	12,225	229,055
Distributions from other invested assets	7,832	1,036	20,125	11,211
Cost of fixed maturities acquired - available for sale, at market value	(348,542)	(846,454)	(609,780)	(1,279,528)
Cost of fixed maturities acquired - available for sale, at fair value	(3,243)	-	(16,553)	-
Cost of equity securities acquired - available for sale, at fair value	(10,320)	(6)	(19,296)	(40,964)
Cost of other invested assets acquired	(13,780)	(11,762)	(16,342)	(20,104)
Cost of other invested assets acquired, at fair value	-	(24,901)	-	(125,738)
Net change in short-term securities	182,051	918,172	370,917	885,455
Net change in unsettled securities transactions	22,688	(54,372)	24,334	(5,710)
Net cash (used in) provided by investing activities	(55,049)	147,436	26,379	3,485

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	14	8	14	85
Net cost of debt repurchase	-	-	(83,026)	-
Net cash provided by (used in) financing activities	14	8	(83,012)	85

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,388	3,561	(9,379)	21,902

Net (decrease) increase in cash	(407)	(9,743)	2,937	(42,546)
Cash, beginning of period	95,608	113,644	92,264	146,447
Cash, end of period	$ 95,201	$ 103,901	$ 95,201	$ 103,901

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
Income taxes paid	$ 13,213	$ 53,523	$ 16,359	$ 58,345
Interest paid	$ 19,764	$ 25,087	$ 37,572	$ 38,974

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2009 and 2008

1. General

As used in this document, “Holdings” means Everest Reinsurance Holdings, Inc., a Delaware Company and direct subsidiary of Everest Underwriting Group (Ireland) Limited (“Holdings Ireland”); “Group” means Everest Re Group, Ltd. (Holdings Ireland’s parent); “Bermuda Re” means Everest Reinsurance (Bermuda), Ltd., a subsidiary of Group; “Everest Re” means Everest Reinsurance Company, a subsidiary of Holdings, and its subsidiaries (unless the context otherwise requires); and the “Company” means Holdings and its subsidiaries.

The unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2009 and 2008 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2008, 2007 and 2006 included in the Company’s most recent Form 10-K filing.

2. New Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position Financial Accounting Standards (“FAS”) 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FAS 132(R)-1”). FAS 132(R)-1 requires additional disclosures about plan assets. Additional disclosures include investment policies and strategies, fair value of each major plan asset category, inputs and valuation techniques used to develop fair value and any significant concentrations of risk. This FASB Staff Position is effective for fiscal years ending after December 15, 2009. The Company will adopt FAS 132(R)-1 for the reporting period ending December 31, 2009.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FAS No. 157 “Fair Value Measurements” (“FAS 157”) when the volume and level of activity for the asset or liability have significantly decreased and to identify circumstances that indicate a transaction is not orderly. In addition, FSP FAS 157-4 emphasizes that the objective of the fair value measurement remains the same, to arrive at a price received to sell an asset or paid to transfer a liability in an orderly transaction. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company adopted FSP FAS 157-4 effective April 1, 2009. There was no impact to the Company’s financial statements as a result of adopting FAS 157-4 for the second quarter of 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 amends the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively with an adjustment to reclassify the non-credit portion of any other-than-temporary payments previously recorded through earnings to accumulated other comprehensive income. The Company adopted FSP FAS 115-2 effective April 1, 2009. Upon adoption of FSP FAS 115-2, the

Company recognized a $15.5 million cumulative-effect adjustment from retained earnings, net of $8.3 million of tax.

In April 2009, the FASB issued FSP FAS 107-1 and FSP APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107 “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28 “Interim Financial Reporting” to require complete disclosures in both the interim and annual financial reporting. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company adopted FSP FAS 107-1 and APB 28-1 effective April 1, 2009.

In May 2009, the FASB issued FAS 165 “Subsequent Events” (“FAS 165”). FAS 165 establishes principles and requirements for the recognition, nonrecognition and disclosure of subsequent events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.

3. Investments

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At June 30, 2009
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$ 127,336	$ 5,692	$ (221)	$ 132,807
Obligations of U.S. states and political subdivisions	3,775,122	130,508	(80,283)	3,825,347
Corporate securities	602,970	17,837	(39,066)	581,741
Asset-backed securities	20,067	446	(3,112)	17,401
Mortgage-backed securities
Commercial	22,826	2,256	(504)	24,578
Agency residential	362,950	7,645	(75)	370,520
Non-agency residential	62,235	242	(13,300)	49,177
Foreign government securities	549,575	27,511	(4,599)	572,487
Foreign corporate securities	471,799	11,337	(17,761)	465,375
Total fixed maturity securities	$ 5,994,880	$ 203,474	$ (158,921)	$ 6,039,433
Equity securities	$ 15	$ (3)	$ -	$ 12

	At December 31, 2008
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$ 139,776	$ 15,456	$ -	$ 155,232
Obligations of U.S. states and political subdivisions	3,846,754	113,885	(164,921)	3,795,718
Corporate securities	482,533	18,404	(64,620)	436,317
Asset-backed securities	13,795	7	(4,441)	9,361
Mortgage-backed securities
Commercial	6,516	-	(1,067)	5,449
Agency residential	170,299	4,838	(33)	175,104
Non-agency residential	54,816	-	(18,252)	36,564
Foreign government securities	467,935	32,538	(7,776)	492,697
Foreign corporate securities	428,059	6,602	(29,247)	405,414
Total fixed maturity securities	$ 5,610,483	$ 191,730	$ (290,357)	$ 5,511,856
Equity securities	$ 15	$ 1	$ -	$ 16

In accordance with FSP FAS 115-2, the Company reclassified previously other-than-temporary impairments from retained earnings into accumulated other comprehensive income. The pre-tax amount of this reclassification was $23.8 million, all of which were corporate securities. At June 30, 2009, the cumulative unrealized depreciation on these securities had improved and the remaining unrealized depreciation for the corporate securities was $7.4 million.

The amortized cost and market value of fixed maturities are shown in the following table by contractual maturity. Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage and asset backed securities are shown separately.

	At June 30, 2009
	Amortized	Market
(Dollars in thousands)	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$ 304,219	$ 299,302
Due after one year through five years	1,149,421	1,176,831
Due after five years through ten years	1,205,886	1,236,291
Due after ten years	2,867,276	2,865,333
Asset-backed securities	20,067	17,401
Mortgage-backed securities
Commercial	22,826	24,578
Agency residential	362,950	370,520
Non-agency residential	62,235	49,177
Total fixed maturity securities	$ 5,994,880	$ 6,039,433

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$ 77,437	$ (81,382)	$ 167,026	$ (119,041)
Fixed maturity securities FAS 115-2 adjustment	(23,846)	-	(23,846)	-
Equity securities	2	-	(4)	-
Other invested assets	3,868	908	2,227	(890)
Change in unrealized appreciation (depreciation), pre-tax	57,461	(80,474)	145,403	(119,931)
Deferred tax (expense) benefit	(28,457)	28,166	(59,237)	41,975
Deferred tax benefit FAS 115-2 adjustment	8,346	-	8,346	-
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$ 37,350	$ (52,308)	$ 94,512	$ (77,956)

The Company frequently reviews its investment portfolio for declines in market value and focuses its attention on securities whose fair value has fallen below 80% of their amortized value at the time of review. The Company then assesses whether the decline in value is temporary or other-than-temporary. In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information. Generally, a change in a security’s value caused by a change in the market or interest rate environment does not constitute an other-than-temporary impairment, but rather a temporary decline in market value. Temporary declines in market value are recorded as unrealized losses in accumulated other comprehensive income. If the Company determines that the decline is other-than-temporary and the Company does not have the intent to sell the security; and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, the carrying value of the investment is written down to fair value. The fair value adjustment that is credit related is recorded in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income. The fair value adjustment that is non-credit related is recorded as a component of other comprehensive income, net of tax, and is included in accumulated other comprehensive income in the Company’s consolidated balance sheets. The Company’s assessments are based on the issuers current and expected future financial position, timeliness with respect to interest and/or principal payments, speed of repayments and any applicable credit enhancements or breakeven constant default rates on mortgage and asset backed securities, as well as relevant information provided by rating agencies, investment advisors and analysts.

Retrospective adjustments are employed to recalculate the values of asset-backed securities. All of the Company’s asset and mortgage backed securities have a pass-through structure. Each acquisition lot is reviewed to recalculate the effective yield. The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition. Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities. Conditional prepayments rates, computed with life to date factor histories and weighted average maturities, are used to effect the calculation of projected and prepayments for pass-through security types.

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and maturity type, in each case subdivided according to the length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration by security type of unrealized loss at June 30, 2009
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$ 6,911	$ (221)	$ -	$ -	$ 6,911	$ (221)
Obligations of U.S. states and political subdivisions	391,227	(18,984)	696,387	(61,299)	1,087,614	(80,283)
Corporate securities	83,274	(7,499)	163,824	(31,567)	247,098	(39,066)
Asset-backed securities	2,707	(56)	5,093	(3,056)	7,800	(3,112)
Mortgage-backed securities
Commercial	-	-	5,384	(504)	5,384	(504)
Agency residential	11,168	(75)	1,144	-	12,312	(75)
Non-agency residential	1,640	(42)	41,064	(13,258)	42,704	(13,300)
Foreign government securities	110,081	(3,149)	25,425	(1,450)	135,506	(4,599)
Foreign corporate securities	153,917	(11,430)	36,747	(6,331)	190,664	(17,761)
Total fixed maturity securities	$ 760,925	$ (41,456)	$ 975,068	$ (117,465)	$ 1,735,993	$ (158,921)

	Duration by maturity of unrealized loss at June 30, 2009
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$ 73,207	$ (8,509)	$ 29,811	$ (813)	$ 103,018	$ (9,322)
Due in one year through
five years	154,350	(3,445)	60,004	(11,508)	214,354	(14,953)
Due in five years through
ten years	67,434	(2,905)	143,092	(9,101)	210,526	(12,006)
Due after ten years	450,419	(26,424)	689,476	(79,225)	1,139,895	(105,649)
Asset-backed securities	2,707	(56)	5,093	(3,056)	7,800	(3,112)
Mortgage-backed securities	12,808	(117)	47,592	(13,762)	60,400	(13,879)
Total fixed maturity securities	$ 760,925	$ (41,456)	$ 975,068	$ (117,465)	$ 1,735,993	$ (158,921)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position as of June 30, 2009 were $1,736.0 million and $158.9 million, respectively. There were no unrealized losses on a single security that exceeded .25% of the market value of the fixed maturity securities at June 30, 2009. In addition, there was no significant concentration of unrealized losses in any one market sector. The $41.5 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated government, municipal, corporate bonds and mortgage-backed securities. Of these unrealized losses, $41.0 million were related to securities that were rated investment grade or better by at least one nationally recognized statistical rating organization. The $117.5 million of unrealized losses related to securities in an unrealized loss position for more than one year also related primarily to highly rated municipal, corporate bonds and mortgage-backed securities. Of these unrealized losses, $93.9 million related to securities that were rated investment grade or better by at least one nationally recognized statistical rating organization. The non-investment grade securities with unrealized losses are mainly comprised of non-credit other-than-temporary impaired securities and non-agency residential mortgage-backed securities. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments. Unrealized losses have decreased since year end as a result of improved conditions in the overall financial market.

The Company, given the size of its investment portfolio and capital position, does not have the intent to sell these securities; and it is more likely than not the Company will not have to sell the security before recovery of its cost basis. In addition, all securities currently in an unrealized loss position are current with respect to principal and interest payments.

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and maturity type in each case subdivided according to the length of time that individual securities had been in a continuous unrealized loss position for the period indicated:

	Duration by security type of unrealized loss at December 31, 2008
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$ -	$ -	$ -	$ -	$ -	$ -
Obligations of U.S. states and political subdivisions	1,471,807	(146,292)	176,555	(18,629)	1,648,362	(164,921)
Corporate securities	189,385	(42,278)	97,407	(22,342)	286,792	(64,620)
Asset-backed securities	4,230	(62)	3,983	(4,379)	8,213	(4,441)
Mortgage-backed securities
Commercial	2,474	(450)	2,974	(617)	5,448	(1,067)
Agency residential	3,291	(29)	466	(4)	3,757	(33)
Non-agency residential	-	-	36,171	(18,252)	36,171	(18,252)
Foreign government securities	79,063	(7,715)	2,759	(61)	81,822	(7,776)
Foreign corporate securities	167,132	(13,702)	67,537	(15,545)	234,669	(29,247)
Total fixed maturity securities	$ 1,917,382	$ (210,528)	$ 387,852	$ (79,829)	$ 2,305,234	$ (290,357)

	Duration by maturity of unrealized loss at December 31, 2008
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$ 87,124	$ (8,412)	$ 22,024	$ (1,516)	$ 109,148	$ (9,928)
Due in one year through
five years	198,004	(10,813)	52,705	(5,676)	250,709	(16,489)
Due in five years through
ten years	145,943	(10,767)	85,396	(17,662)	231,339	(28,429)
Due after ten years	1,476,316	(179,995)	184,133	(31,723)	1,660,449	(211,718)
Asset-backed securities	4,230	(62)	3,983	(4,379)	8,213	(4,441)
Mortgage-backed securities	5,765	(479)	39,611	(18,873)	45,376	(19,352)
Total fixed maturity securities	$ 1,917,382	$ (210,528)	$ 387,852	$ (79,829)	$ 2,305,234	$ (290,357)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position as of December 31, 2008 were $2,305.2 million and $290.4 million, respectively. There were no unrealized losses on a single security that exceeded 0.35% of the market value of the fixed maturity securities at December 31, 2008. In addition, there was no significant concentration of unrealized losses in any one market sector. The $210.5 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated municipal, corporate bonds and mortgage-backed securities with the losses primarily the result of widening credit spreads from the financial markets crisis during the latter part of the year. Of these unrealized losses, $206.9 million were related to securities that were rated investment grade or better by at least one nationally recognized statistical rating organization. The $79.8 million of unrealized losses related to securities in an unrealized loss position for more than one year also related primarily to highly rated municipal, corporate bonds and mortgage-backed securities and were also the result of widening credit spreads during the latter part of the year. Of these unrealized losses, $65.2 million related to securities that were rated investment grade or better by at least one nationally recognized statistical rating organization. The gross unrealized depreciation greater than 12 months for mortgage-backed securities includes only $0.1 million related to sub-prime and alt-A loans.

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Fixed maturity securities	$ 71,610	$ 77,921	$ 141,938	$ 151,986
Equity securities	730	1,554	1,424	3,112
Short-term investments and cash	842	6,564	3,054	19,464
Other invested assets
Limited partnerships	1,968	21,324	(32,125)	19,708
Other	2,258	2,059	5,029	4,970
Total gross investment income	77,408	109,422	119,320	199,240
Interest credited and other expense	(2,892)	(2,441)	(5,145)	(4,282)
Total net investment income	$ 74,516	$ 106,981	$ 114,175	$ 194,958

The Company reports results from limited partnership investments on the equity basis of accounting with changes in value reported through net investment income. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag. If the Company determines there has been a significant decline in value of a limited partnership during this lag period, a loss will be recorded in the period in which the Company indentifies the decline.

The Company had contractual commitments to invest up to an additional $163.6 million in limited partnerships at June 30, 2009. These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2014.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Fixed maturity securities, market value:
Other-than-temporary impairments	$ (4,936)	$ (3,291)	$ (5,510)	$ (4,061)
Losses from sales	(401)	(566)	(28,481)	(914)
Fixed maturity securities, fair value:
Gain from sales	133	-	229	-
Gains from fair value adjustments	2,010	-	1,968	-
Equity securities, fair value:
Gains (losses) from sales	5,630	27	5,184	(11,569)
Gains (losses) from fair value adjustments	17,296	(9,063)	373	(64,121)
Other invested assets, fair value:
Gains (losses) from fair value adjustments	3,203	(37,872)	(19,012)	(72,000)
Short-term investment gains (losses)	6	(30)	6	(30)
Total net realized capital gains (losses)	$ 22,941	$ (50,795)	$ (45,243)	$ (152,695)

Proceeds from the sales of fixed maturity securities for the three months ended June 30, 2009 and 2008 were $12.8 million and $71.4 million, respectively. Gross gains of $0.8 million and $0.2 million and gross losses of $1.0 million and $0.8 million were realized on those fixed maturity securities sales for the three months ended June 30, 2009 and 2008, respectively. Proceeds from sales of equity securities for the three months ended June 30, 2009 and 2008 were $10.6 million and $0.0 million, respectively. Gross gains of $5.7 million and $0.1 million were realized on those equity sales for the three months ended June 30, 2009 and 2008, respectively. No losses were realized on the sales of equity securities for the three months ended June 30, 2009 and 2008.

Proceeds from sales of fixed maturity securities for the six months ended June 30, 2009 and 2008 were $61.1 million and $86.1 million, respectively. Gross gains of $2.3 million and $1.1 million and gross losses of $30.6 million and $2.0 million were realized on those fixed maturity securities sales for the six months ended June 30, 2009 and 2008, respectively. Proceeds from sales of equity securities for the six months ended June 30, 2009 and 2008 were $12.2 million and $229.1 million, respectively. Gross gains of $5.9 million and $2.1 million and gross losses of $0.7 million and $13.7 million were realized on those equity sales for the six months ended June 30, 2009 and 2008, respectively.

Included in net realized capital losses was $4.9 million and $3.3 million for the three months ended June 30, 2009 and 2008, respectively, and $5.5 million and $4.1 million for the six months ended June 30, 2009 and 2008, respectively, of write-downs in the value of securities deemed to be impaired on an other-than-temporary basis.

At June 30, 2009 the Company had no other-than-temporary impaired securities where the impairment had both a credit and non-credit component.

4. Fair Value

The Company records fair value re-measurements as net realized capital gains or losses in the consolidated statements of operations and comprehensive income (loss). The Company recorded $22.5 million in net realized capital gains and $16.7 million in net realized capital losses due to fair value re-measurement on fixed maturity securities, equity securities and other invested assets, at fair value, for the three and six months ended June 30, 2009, respectively. The Company recorded $46.9 million and $136.1 million in net realized capital losses due to fair value re-measurement on fixed maturity securities, equity securities and other invested assets, at fair value, for the three and six months ended June 30, 2008, respectively.

The Company’s fixed maturity and equity securities are managed by third party investment asset managers. The investment asset managers obtain prices from nationally recognized pricing services. These services seek to utilize market data and observations in their evaluation process. They use pricing applications that vary by asset class and incorporate available market information and when fixed maturity securities do not trade on a daily basis the services will apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. In addition, they use model processes, such as the Option Adjusted Spread model to develop prepayment and interest rate scenarios for securities that have prepayment features.

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers. The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers. In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices. In addition, the Company tests the prices on a random basis to an independent pricing source. In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value. The Company made no such adjustments at June 30, 2009.

Fixed maturity securities are categorized as Level 2, Significant Other Observable Inputs, since a particular security may not have traded but the pricing services are able to use valuation models with observable market inputs such as interest rate yield curves and prices for similar fixed maturity securities in terms of issuer, maturity and seniority. Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk) are categorized as Level 3, Significant Unobservable Inputs. These securities include broker priced securities and valuation of less liquid securities such as commercial mortgage-backed securities.

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

The following tables present the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value	$ 6,039,433	$ -	$ 6,027,626	$ 11,807
Fixed maturities, fair value	48,269	-	48,269	-
Equity securities, market value	12	12	-	-
Equity securities, fair value	132,443	129,191	3,252	-
Other invested assets, fair value	297,738	297,738	-	-

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value	$ 5,511,856	$ -	$ 5,500,889	$ 10,967
Fixed maturities, fair value	43,090	-	43,090	-
Equity securities, market value	16	16	-	-
Equity securities, fair value	119,815	119,092	723	-
Other invested assets, fair value	316,750	316,750	-	-

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturity investments, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Assets:
Balance, beginning of period	$ 7,464	$ 34,092	$ 10,967	$ 78,709
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	21	(1,976)	(4)	(2,314)
Included in other comprehensive income	375	349	556	(588)
Purchases, issuances and settlements	(3,054)	839	(79)	(5,204)
Transfers in and/or (out) of Level 3	7,001	(16,172)	367	(53,471)
Balance, end of period	$ 11,807	$ 17,132	$ 11,807	$ 17,132

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$ -	$ (3,674)	$ (131)	$ (4,061)

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

The Company’s reserves include an estimate of the Company’s ultimate liability for asbestos and environmental (“A&E”) claims. As of June 30, 2009, approximately 10% of the Company’s gross reserves were an estimate of the Company’s ultimate liability for A&E claims. The Company’s A&E liabilities emanate from Mt. McKinley Insurance Company’s (“Mt. McKinley”), a direct subsidiary of the Company, direct insurance business and Everest Re’s assumed reinsurance business. All of the contracts of insurance and reinsurance under which the Company has received claims during the past three years, expired more than 20 years ago. There are significant uncertainties surrounding the Company’s reserves for its A&E losses.

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy. The following table summarizes incurred losses with respect to A&E on both a gross and net of retrocessional basis for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Gross basis:
Beginning of period reserves	$ 768,761	$ 901,040	$ 786,842	$ 922,843
Incurred losses	-	-	-	-
Paid losses	(64,254)	(30,042)	(82,335)	(51,845)
End of period reserves	$ 704,507	$ 870,998	$ 704,507	$ 870,998

Net basis:
Beginning of period reserves	$ 475,209	$ 524,063	$ 485,296	$ 537,549
Incurred losses	-	-	-	-
Paid losses	(19,830)	(10,547)	(29,917)	(24,033)
End of period reserves	$ 455,379	$ 513,516	$ 455,379	$ 513,516

At June 30, 2009, the gross reserves for A&E losses were comprised of $138.1 million representing case reserves reported by ceding companies, $148.1 million representing additional case reserves established by the Company on assumed reinsurance claims, $89.5 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley and $328.8 million representing incurred but not reported (“IBNR”) reserves.

With respect to asbestos only, at June 30, 2009, the Company had gross asbestos loss reserves of $660.6 million, or 93.8%, of total A&E reserves, of which $501.5 million was for assumed business and $159.1 million was for direct business.

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

In 1993 and prior, the Company had a business arrangement with The Prudential Insurance Company of America (“The Prudential”) wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), was unable to make the annuity payments. At June 30, 2009 and December 31, 2008, the estimated cost to replace all such annuities for which the Company was contingently liable was $153.0 million and $152.1 million, respectively.

Prior to its 1995 initial public offering, the Company had purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. At June 30, 2009 and December 31, 2008, the estimated cost to replace such annuities was $23.6 million and $23.1 million, respectively.

7. Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Unrealized appreciation (depreciation) ("URA(D)") of investments (1)
URA(D) of investments	$ 81,307	$ (80,474)	$ 169,249	$ (119,931)
Tax (expense) benefit	(28,457)	28,166	(59,237)	41,975
URA(D), net of tax	52,850	(52,308)	110,012	(77,956)

Foreign currency translation adjustments	45,819	(9,940)	17,077	(762)
Tax (expense) benefit	(16,037)	3,479	(5,977)	267
Net foreign currency translation adjustments	29,782	(6,461)	11,100	(495)

Pension adjustment	1,900	975	1,900	975
Tax expense	(232)	(341)	(232)	(341)
Net pension adjustment	1,668	634	1,668	634

Other comprehensive income (loss), net of deferred taxes	$ 84,300	$ (58,135)	$ 122,780	$ (77,817)

(1)	The following are the components of URA(D) of investments:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	(Dollars in thousands)	2009	2008	2009	2008
	URA(D) of investments - temporary	$ 71,883	$ (80,474)	$ 159,825	$ (119,931)
	Tax (expense) benefit	(25,159)	28,166	(55,939)	41,975
	Net URA(D) of investments - temporary	$ 46,724	$ (52,308)	$ 103,886	$ (77,956)

	URA(D) of investments - credit OTTI	$ 3,826	$ -	$ 3,826	$ -
	Tax (expense) benefit	(1,339)	-	(1,339)	-
	Net URA(D) of investments - credit OTTI	$ 2,487	$ -	$ 2,487	$ -

	URA(D) of investments - non-credit OTTI	$ 5,598	$ -	$ 5,598	$ -
	Tax (expense) benefit	(1,959)	-	(1,959)	-
	Net URA(D) of investments - non-credit OTTI	$ 3,639	$ -	$ 3,639	$ -

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	June 30,	December 31,
(Dollars in thousands)	2009	2008
Unrealized appreciation (depreciation) on investments, net of deferred taxes:
Temporary	$ 27,577	$ (69,248)
Credit, other-than-temporary impairments	2,487	-
Non-credit, other-than-temporary impairments	(4,800)	-
Foreign currency translation adjustments, net of deferred taxes	40,006	28,906
Pension adjustments, net of deferred taxes	(30,053)	(31,721)
Accumulated other comprehensive income (loss)	$ 35,217	$ (72,063)

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at June 30, 2009, was $1,860.5 million. As of June 30, 2009, Holdings was in compliance with all Holdings Credit Facility covenants.

At June 30, 2009 and December 31, 2008, there were outstanding letters of credit of $28.0 million, respectively, under the Holdings Credit Facility.

Costs incurred in connection with the Holdings Credit Facility were $31,514 and $34,370 for the three months ended June 30, 2009 and 2008, respectively, and $57,842 and $60,161 for the six months ended June 30, 2009 and 2008, respectively.

9. Letters of Credit

The Citibank Holdings Credit Facility involves a syndicate of lenders (see Note 8), with Citibank acting as administrative agent. At June 30, 2009 and December 31, 2008, letters of credit for $28.0 million were issued and outstanding. The following table summarizes the Company’s letters of credit at June 30, 2009.

(Dollars in thousands)
Bank	Commitment	In Use	Date of Expiry
Citibank Holdings Credit Facility	$ 150,000	$ 27,959	12/31/2009
Total Citibank Holdings Credit Facility	$ 150,000	$ 27,959

10. Trust Agreements

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to a non-affiliated ceding company. At June 30, 2009, the total amount on deposit in the trust account was $20.9 million.

11. Senior Notes

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010.

Interest expense incurred in connection with these senior notes was $7.8 million for the three months ended June 30, 2009 and 2008, and $15.6 million for the six months ended June 30, 2009 and 2008. Market value, which is based on quoted market price at June 30, 2009 and December 31, 2008, was $247.8 million and $186.2 million, respectively, for the 5.40% senior notes and $208.4 million and $156.8 million, respectively, for the 8.75% senior notes.

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

Interest expense incurred in connection with these long term notes was $3.9 million and $6.6 million for the three months ended June 30, 2009 and 2008, respectively, and $10.4 million and $13.2 million for the six months ended June 30, 2009 and 2008, respectively. Market value, which is based on quoted market prices at June 30, 2009 and December 31, 2008, was $157.4 million on outstanding 6.6% long term subordinated notes of $238.6 million and $168.0 million on outstanding 6.6% long term subordinated notes of $399.6 million, respectively.

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

Fair value, which is primarily based on quoted market price of the related trust preferred securities, at June 30, 2009 and December 31, 2008, was $264.6 million and $222.2 million, respectively, for the 6.20% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $5.1 million for the three months ended June 30, 2009 and 2008, and $10.2 million for the six months ended June 30, 2009 and 2008, respectively.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Six Months Ended
U.S. Reinsurance	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Gross written premiums	$ 266,151	$ 200,348	$ 530,482	$ 434,067
Net written premiums	156,751	131,096	296,183	278,515

Premiums earned	$ 180,697	$ 161,891	$ 327,030	$ 360,007
Incurred losses and LAE	85,963	84,230	176,104	205,279
Commission and brokerage	37,209	45,549	69,128	98,289
Other underwriting expenses	8,023	6,887	15,585	15,660
Underwriting gain	$ 49,502	$ 25,225	$ 66,213	$ 40,779

	Three Months Ended		Six Months Ended
U.S. Insurance	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Gross written premiums	$ 213,511	$ 190,977	$ 418,228	$ 401,437
Net written premiums	104,358	104,182	225,510	214,352

Premiums earned	$ 105,651	$ 121,114	$ 217,623	$ 264,210
Incurred losses and LAE	57,762	161,680	138,906	257,579
Commission and brokerage	9,849	22,892	21,867	43,640
Other underwriting expenses	19,152	15,900	36,433	30,242
Underwriting gain (loss)	$ 18,888	$ (79,358)	$ 20,417	$ (67,251)

	Three Months Ended		Six Months Ended
Specialty Underwriting	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Gross written premiums	$ 57,188	$ 84,202	$ 116,111	$ 139,113
Net written premiums	32,126	57,302	64,731	94,223

Premiums earned	$ 32,495	$ 55,451	$ 69,331	$ 91,001
Incurred losses and LAE	23,160	25,917	48,543	44,132
Commission and brokerage	8,858	11,781	18,925	21,758
Other underwriting expenses	1,999	1,834	3,844	4,245
Underwriting (loss) gain	$ (1,522)	$ 15,919	$ (1,981)	$ 20,866

	Three Months Ended		Six Months Ended
International	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Gross written premiums	$ 274,253	$ 218,984	$ 525,003	$ 405,362
Net written premiums	153,964	133,164	289,320	249,450

Premiums earned	$ 141,931	$ 132,958	$ 285,235	$ 256,226
Incurred losses and LAE	79,223	87,285	171,750	161,827
Commission and brokerage	31,007	31,341	65,222	57,767
Other underwriting expenses	5,684	4,747	10,304	9,801
Underwriting gain	$ 26,017	$ 9,585	$ 37,959	$ 26,831

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Underwriting gain (loss)	$ 92,885	$ (28,629)	$ 122,608	$ 21,225
Net investment income	74,516	106,981	114,175	194,958
Net realized capital gains (losses)	22,941	(50,795)	(45,243)	(152,695)
Realized gain on debt repurchase	-	-	78,271	-
Corporate expense	(1,878)	(1,384)	(3,196)	(3,077)
Interest, fee and bond issue cost amortization expense	(17,073)	(19,746)	(36,706)	(39,488)
Other expense	(7,166)	(2,717)	(7,280)	(23,990)
Income (loss) before taxes	$ 164,225	$ 3,710	$ 222,629	$ (3,067)

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, for the periods indicated:

	Three Months Ended		Six Months Ended
Bermuda Re	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Ceded written premiums	$ 271,299	$ 206,681	$ 556,065	$ 420,820
Ceded earned premiums	275,068	218,156	549,136	424,114
Ceded losses and LAE (a)	191,732	114,534	332,599	210,935

	Three Months Ended		Six Months Ended
Everest International	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Ceded written premiums	$ 45,534	$ 21,516	$ 83,882	$ 43,700
Ceded earned premiums	37,947	22,623	72,283	43,778
Ceded losses and LAE	17,155	11,709	36,555	22,256

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

The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income taxes. For the three and six months ended June 30, 2009, the Company expensed approximately $0.6 million and $2.6 million, respectively, in interest and penalties.

17. Subsequent Events

The Company has evaluated known recognized and nonrecognized subsequent events through August 14, 2009, the date the financial statements were available to be issued. The Company does not have any subsequent events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Industry Conditions.

The worldwide reinsurance and insurance businesses are highly competitive, as well as cyclical by product and market. As such, financial results tend to fluctuate with periods of constrained availability, high rates and strong profits followed by periods of abundant capacity, low rates and constrained profitability. Competition in the types of reinsurance and insurance business that we underwrite is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer or insurer by A.M. Best Company and/or Standard & Poor’s Rating Services, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. Furthermore, the market impact from these competitive factors related to reinsurance and insurance is generally not consistent across lines of business, domestic and international geographical areas and distribution channels.

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

Starting in the latter part of 2007, throughout 2008 and into 2009, there has been a significant slowdown in the global economy, which has negatively impacted the financial resources of the industry. Excessive availability and use of credit, particularly by individuals, led to increased defaults on sub-prime mortgages in the U.S. and elsewhere, falling values for houses and many commodities and contracting consumer spending. The significant increase in default rates negatively impacted the value of asset-backed securities held by both foreign and domestic institutions. The defaults have led to a corresponding increase in foreclosures, which have driven down housing values, resulting in additional losses on the asset-backed securities. During the third and fourth quarters of 2008, the credit markets deteriorated dramatically, evidenced by widening credit spreads and dramatically reduced availability of credit. Many financial institutions, including some insurance entities, experienced liquidity crises due to immediate demands for funds for withdrawals or collateral, combined with falling asset values and their inability to sell assets to meet the increased demands. As a result, several financial institutions have failed or been acquired at distressed prices, while others have received loans from the U.S. government to continue operations. The liquidity crisis significantly increased the spreads on fixed maturities and, at the same time, had a dramatic and negative impact on the stock markets around the world. The combination of losses on securities from failed or impaired companies combined with the decline in values of fixed maturity and equity securities has resulted in significant declines in the capital bases of most insurance and reinsurance companies. While there was some slight improvement in the financial markets during the first half of 2009, it is too early to predict the timing and extent of impact the capital deterioration will have on insurance and reinsurance market conditions. There is an expectation that these events will ultimately result in increased rates for insurance and reinsurance in certain segments of the market, but there is no assurance that this will be the case.

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

Rates in the international markets have generally been more adequate than in the U.S., and we have seen some increases, particularly for catastrophe exposed business. We have grown our business in the Middle East, Latin America and Asia. We are expanding our international reach with the opening of a new office in Brazil to capitalize on the recently expanded opportunity for professional reinsurers in that market and on the economic growth expected for Brazil in the future.

The reinsurance industry has experienced a period of falling rates and volume, particularly in the casualty lines of business. Profit opportunities have become generally less available over time; however the unfavorable trends appear to have abated somewhat. We are now seeing smaller rate declines, pockets of stability and some increases in some markets and for some coverages. As a result of very significant investment and catastrophe losses incurred by both primary insurers and reinsurers over the past year, but principally in the last six months of 2008, industry-wide capital declined and rating agency scrutiny increased. There is an expectation that given the rate softening that has occurred over the past several quarters, the industry-wide decline in capital combined with volatile and unreceptive markets and a looming recession, will lead to a hardening of insurance and reinsurance marketplace rates, terms and conditions. It is too early to gauge the extent of hardening, if any, that will occur; however, it appears that much of the redundant capital in the industry has been depleted and the stage is set for firmer markets.

The 2009 renewals rates, particularly for property catastrophes and retrocessional covers and in international markets, were generally firmer compared to a year ago.

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

Financial Summary.

We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income, ratios and stockholder’s equity for the periods indicated:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase/	June 30,		Increase/
(Dollars in millions)	2009	2008	(Decrease)	2009	2008	(Decrease)
Gross written premiums	$ 811.1	$ 694.5	16.8%	$ 1,589.8	$ 1,380.0	15.2%
Net written premiums	447.2	425.7	5.0%	875.7	836.5	4.7%

REVENUES:
Premiums earned	$ 460.8	$ 471.4	-2.3%	$ 899.2	$ 971.4	-7.4%
Net investment income	74.5	107.0	-30.3%	114.2	195.0	-41.4%
Net realized capital gains (losses)	22.9	(50.8)	-145.2%	(45.2)	(152.7)	-70.4%
Gain on tender of debt	-	-	NM	78.3	-	NM
Other expense	(7.2)	(2.7)	163.7%	(7.3)	(24.0)	-69.7%
Total revenues	551.1	524.9	5.0%	1,039.1	989.7	5.0%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	246.1	359.1	-31.5%	535.3	668.8	-20.0%
Commission, brokerage, taxes and fees	86.9	111.6	-22.1%	175.1	221.5	-20.9%
Other underwriting expenses	36.7	30.8	19.5%	69.4	63.0	10.1%
Interest, fee and bond issue cost amortization expense	17.1	19.7	-13.5%	36.7	39.5	-7.0%
Total claims and expenses	386.8	521.2	-25.8%	816.5	992.8	-17.8%

INCOME (LOSS) BEFORE TAXES	164.2	3.7	NM	222.6	(3.1)	NM
Income tax expense (benefit)	35.7	(9.9)	NM	48.5	(21.4)	NM
NET INCOME	$ 128.5	$ 13.7	NM	$ 174.2	$ 18.3	NM

			Point			Point
RATIOS:			Change			Change
Loss ratio	53.4%	76.2%	(22.8)	59.5%	68.8%	(9.3)
Commission and brokerage ratio	18.9%	23.7%	(4.8)	19.5%	22.8%	(3.3)
Other underwriting expense ratio	7.9%	6.5%	1.4	7.7%	6.5%	1.2
Combined ratio	80.2%	106.4%	(26.2)	86.7%	98.1%	(11.4)

				At	At	Percentage
				June 30,	December 31,	Increase/
(Dollars in millions)				2009	2008	(Decrease)
Balance sheet data:
Total investments and cash				$ 7,527.7	$ 7,395.1	1.8%
Total assets				13,029.8	12,866.6	1.3%
Loss and loss adjustment expense reserves				7,264.1	7,420.0	-2.1%
Total debt				1,017.9	1,179.1	-13.7%
Total liabilities				10,527.2	10,663.7	-1.3%
Stockholder's equity				2,502.6	2,203.0	13.6%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Revenues.

Premiums. Gross written premiums increased by $116.6 million, or 16.8%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, reflecting an increase of $94.1 million in our reinsurance business and $22.5 million in our insurance business. Gross written premiums increased by $209.8 million, or 15.2%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, reflecting an increase of $193.1 million in our reinsurance business and $16.8 million in our insurance business. The increased reinsurance business was primarily attributable to increased rates on property business, in both the international and U.S. markets, the new crop hail quota share treaty business, expanded participation on renewal contracts and new writings as ceding companies continue to favor reinsurers such as us, with strong financial ratings. The increase in insurance premiums were primarily in the financial institutions directors and officers (“D&O”) and errors and omissions (“E&O”) lines of business, which is a new offering for us.

Net written premiums increased by $21.5 million, or 5.0%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and $39.2 million, or 4.7%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. For the six months ended June 30, 2009 compared to June 30, 2008, the 15.2% increase in gross written premiums in conjunction with a 31.4% increase in cessions under the affiliated quota share agreement, generated the increase of net written premiums. Premiums earned decreased by $10.6 million, or 2.3%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and decreased $72.2 million, or 7.4%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded on the initiation of coverage.

Net Investment Income. Net investment income decreased by 30.3% and 41.4% for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008, respectively. These decreases were primarily due to net investment income from our limited partnership investments that invest in non-public securities, both equity and debt, which report to us on a quarter lag and a year over year decline in invested assets resulting from the October 1, 2008 loss portfolio transfer agreement with Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”). As a result of the decline in limited partnership income, net pre-tax investment income as a percentage of average invested assets was 4.0% and 3.0% for the three and six months ended June 30, 2009, respectively, compared to 4.9% and 4.6% for the three and six months ended June 30, 2008, respectively.

Net Realized Capital Gains (Losses). Net realized capital gains were $22.9 million and net realized capital losses were $50.8 million for the three months ended June 30, 2009 and 2008, respectively. Net realized capital losses were $45.2 million and $152.7 million for the six months ended June 30, 2009 and 2008, respectively. The realized gains and losses reflected for each period were primarily a function of changes in the fair value of our investment in an affiliated entity’s shares and public equity securities portfolio. During 2008, our equity securities portfolio was much larger and the equity markets were declining rapidly. Conversely in 2009, our equity securities portfolio has been reduced and the equity markets stabilized.

Realized Gain on Debt Repurchase. On March 19, 2009, we announced the commencement of a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes due 2067. Upon expiration of the tender offer, we had reduced our outstanding debt by $161.4 million, which resulted in a pre-tax gain on debt repurchase of $78.3 million for the six months ended June 30, 2009.

Other Expense. We recorded other expense of $7.2 million and $7.3 million for the three and six months ended June 30, 2009, respectively, and $2.7 million and $24.0 million for the three and six months ended June 30, 2008, respectively, which were primarily due to the deferrals on retroactive reinsurance agreements with affiliates and changes in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses. The following tables present our incurred losses and loss adjustment expenses (“LAE”) for all segments for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio%/		Prior	Ratio%/		Total	Ratio%/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional (a)	$ 284.8	61.8%		$ (37.0)	-8.0%		$ 247.8	53.8%
Catastrophes	-	0.0%		(1.7)	-0.4%		(1.7)	-0.4%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 284.8	61.8%		$ (38.7)	-8.4%		$ 246.1	53.4%

2008
Attritional (a)	$ 291.2	61.8%		$ 55.1	11.7%		$ 346.3	73.5%
Catastrophes	12.0	2.6%		0.8	0.2%		12.8	2.7%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 303.2	64.3%		$ 55.9	11.9%		$ 359.1	76.2%

Variance 2009/2008
Attritional (a)	$ (6.4)	-	pts	$ (92.1)	(19.7)	pts	$ (98.5)	(19.7)	pts
Catastrophes	(12.0)	(2.6)	pts	(2.5)	(0.5)	pts	(14.5)	(3.1)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$ (18.4)	(2.5)	pts	$ (94.6)	(20.3)	pts	$ (113.0)	(22.8)	pts

	Six Months Ended June 30,
	Current	Ratio%/		Prior	Ratio%/		Total	Ratio%/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional (a)	$ 542.3	60.3%		$ (16.9)	-1.9%		$ 525.4	58.4%
Catastrophes	9.1	1.0%		0.9	0.1%		9.9	1.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 551.3	61.3%		$ (16.0)	-1.8%		$ 535.3	59.5%

2008
Attritional (a)	$ 583.1	60.0%		$ 60.6	6.2%		$ 643.6	66.3%
Catastrophes	16.8	1.7%		8.4	0.9%		25.2	2.6%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 599.9	61.8%		$ 69.0	7.1%		$ 668.8	68.8%

Variance 2009/2008
Attritional (a)	$ (40.8)	0.3	pts	$ (77.5)	(8.1)	pts	$ (118.3)	(7.8)	pts
Catastrophes	(7.7)	(0.7)	pts	(7.5)	(0.8)	pts	(15.2)	(1.5)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$ (48.6)	(0.5)	pts	$ (85.0)	(8.9)	pts	$ (133.5)	(9.3)	pts

(a) Attritional losses exclude catastrophe and A&E losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE were lower by $113.0 million, or 31.5%, for the three months ended June 30, 2009 compared to the same period in 2008. Prior years’ losses were lower by $94.6 million for the second quarter of 2009, compared to the same period in 2008, primarily as a result of the absence in 2009 of prior years’ reserve strengthening for an auto loan credit program (in run-off), which increased by $70.0 million in the second quarter of 2008, and more favorable development, $22.1 million, in 2009 on prior years’ attritional losses. In addition, the absence of catastrophes in the second quarter of 2009 compared to 2008 also contributed to the decrease.

Incurred losses and LAE were lower by $133.5 million, or 20.0%, for the six months ended June 30, 2009 compared to the same period in 2008. The decrease was the result of the reduction in prior years’ attritional losses primarily due to the absence in 2009 of $85.3 million reserve strengthening on an auto loan credit program and a $32.6 million unfavorable arbitration decision on a reinsurance claim. In addition, current year attritional losses decreased $40.8 million primarily due to the decrease in earned premiums.

Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees decreased by $24.6 million, or 22.1%, for the three months ended June 30, 2009 compared to the same period in 2008 and by $46.3 million, or 20.9%, for the six months ended June 30, 2009 compared to the same period in 2008. The change in this directly variable expense was influenced by the change in the mix and blend of business and increased cessions under the affiliated quota share agreement.

Other Underwriting Expenses. Other underwriting expenses were $36.7 million compared to $30.8 million for the three months ended June 30, 2009 and 2008, respectively, and $69.4 million compared to $63.0 million for the six months ended June 30, 2009 and 2008, respectively. These increases were primarily due to increases in salary related expenses as the Company expands into new lines of business. Included in other underwriting expenses were corporate expenses, which are expenses that are not allocated to segments, of $1.9 million and $1.4 million for the three months ended June 30, 2009 and 2008, respectively, and $3.2 million and $3.1 million for the six months ended June 30, 2009 and 2008, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest and other expense was $17.1 million and $19.7 million for the three months ended June 30, 2009 and 2008, respectively, and $36.7 million and $39.5 million for the six months ended June 30, 2009 and 2008, respectively. The decrease, period over period, was primarily due to the partial repurchase of long term subordinated notes.

Income Tax Expense (Benefit). We had an income tax expense of $35.7 million and $48.5 million for the three and six months ended June 30, 2009, respectively, and an income tax benefit $9.9 million and $21.4 million for the three and six months ended June 30, 2008, respectively. The period over period increases were primarily due to the increase in pre-tax net income. Our income tax is primarily a function of the statutory tax rate coupled with the impact from tax-preferenced investment income.

Net Income.

Our net income was $128.5 million and $174.2 million for the three and six months ended June 30, 2009, respectively, compared to $13.7 million and $18.3 million for the three and six months ended June 30, 2008, respectively. These increases were the result of the items discussed above.

Ratios.

Our combined ratio decreased by 26.2 points to 80.2% for the three months ended June 30, 2009 compared to 106.4% for the three months ended June 30, 2008. Our combined ratio decreased by 11.4 points to 86.7% for the six months ended June 30, 2009 compared to 98.1% for the six months ended June 30, 2008. The loss ratio component decreased 22.8 points and 9.3 points for the three and six months ended June 30, 2009, respectively, compared to the same periods last year, principally due to the decrease in prior years’ attritional losses. The commission and brokerage ratio component decreased by 4.8 points and 3.3 for the three and six months ended June 30, 2009, respectively, compared to the same periods last year, due to mix of business and increased cessions under the affiliated quota share agreement, while the other underwriting expense ratio component increased by 1.4 points and 1.2 points for the three and six months ended June 30, 2009, respectively, compared to the same periods last year.

Stockholder's Equity.

Stockholder's equity increased by $299.7 million to $2,502.6 million at June 30, 2009 from $2,203.0 million at December 31, 2008, due to net income of $174.2 million, $110.0 million of unrealized appreciation on investments, net of tax, foreign currency translation adjustments of $11.1 million and $2.7 million of share-based compensation transactions.

Consolidated Investment Results

Net Investment Income.

Net investment income decreased 30.3% to $74.5 million for the three months ended June 30, 2009 from $107.0 million for the three months ended June 30, 2008 and by 41.4% to $114.2 million for the six months ended June 30, 2009 from $195.0 million for the six months ended June 30, 2008. These decreases were primarily due to losses incurred on our limited partnership investments that invest in non-public securities, both equity and debt, which reported to us on a quarter lag and a year over year decline in invested assets resulting from the October 1, 2008 loss portfolio transfer agreement with Bermuda Re.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2009	2008	2009	2008
Fixed maturity securities	$ 71.6	$ 77.9	$ 141.9	$ 152.0
Equity securities	0.7	1.7	1.4	3.4
Short-term investments and cash	0.8	6.6	3.1	19.5
Other invested assets
Limited partnerships	2.0	21.3	(32.1)	19.7
Other	2.3	1.9	5.0	4.6
Total gross investment income	77.4	109.4	119.3	199.2
Interest credited and other expense	(2.9)	(2.4)	(5.1)	(4.2)
Total net investment income	$ 74.5	$ 107.0	$ 114.2	$ 195.0
(Some amounts may not reconcile due to rounding)

The following tables show a comparison of various investment yields for the periods indicated:

	At June 30,	At December 31,
	2009	2008
Imbedded pre-tax yield of cash and invested assets	3.9%	4.3%
Imbedded after-tax yield of cash and invested assets	3.2%	3.5%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Annualized pre-tax yield on average cash and invested assets	4.0%	4.9%	3.0%	4.6%
Annualized after-tax yield on average cash and invested assets	3.3%	3.8%	2.7%	3.6%

Net Realized Capital Gains (Losses).

The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Dollars in millions)	2009	2008	Variance	2009	2008	Variance
Gains (losses) from sales:
Fixed maturity, market value
Gains	$ 0.5	$ 0.2	$ 0.3	$ 2.0	$ 1.1	$ 0.9
Losses	(0.9)	(0.8)	(0.1)	(30.5)	(2.0)	(28.5)
Total	(0.4)	(0.6)	0.2	(28.5)	(0.9)	(27.6)

Fixed maturity securities, fair value
Gains	0.1	-	0.1	0.3	-	0.3
Losses	-	-	-	(0.1)	-	(0.1)
Total	0.1	-	0.1	0.2	-	0.2

Equity securities, fair value
Gains	5.7	-	5.7	5.9	2.1	3.8
Losses	-	-	-	(0.7)	(13.7)	13.0
Total	5.7	-	5.7	5.2	(11.6)	16.8

Total net realized gains (losses) from sales
Gains	6.3	0.2	6.1	8.2	3.2	5.0
Losses	(0.9)	(0.8)	(0.1)	(31.3)	(15.7)	(15.6)
Total	5.4	(0.6)	6.0	(23.1)	(12.5)	(10.6)

Other than temporary impairments:	(4.9)	(3.3)	(1.6)	(5.5)	(4.1)	(1.4)

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	2.0	-	2.0	2.0	-	2.0
Equity securities, fair value	17.3	(9.0)	26.3	0.4	(64.1)	64.5
Other invested assets, fair value	3.2	(37.9)	41.1	(19.0)	(72.0)	53.0
Total	22.5	(46.9)	69.4	(16.6)	(136.1)	119.5

Total net realized gains (losses)	$ 22.9	$ (50.8)	$ 73.7	$ (45.2)	$ (152.7)	$ 107.5

(Some amounts may not reconcile due to rounding)

We recorded $22.5 million in net realized capital gains and $46.9 million in net realized capital losses due to fair value re-measurements for the three months ended June 30, 2009 and 2008, respectively. This increase was primarily the result of improved financial markets. In addition, we recorded other-than-temporary impairments of $4.9 million and $3.3 million for the three months ended June 30, 2009 and 2008, respectively.

We recorded $16.6 million and $136.1 million in net realized capital losses due to fair value re-measurements for the six months ended June 30, 2009 and 2008, respectively. This improvement was primarily due to the reduction in our equity security holdings as we reposition our investment portfolio combined with the improved financial markets. In addition, we recorded other-than-temporary impairments of $5.5 million and $4.1 million for the six months ended June 30, 2009 and 2008, respectively.

Segment Results.

Through our subsidiaries, we operate in four segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting and International. The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S. The U.S. Insurance operation writes property and casualty insurance primarily through general agents and surplus lines brokers within the U.S. The Specialty Underwriting operation writes accident and health (“A&H”), marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies. The International operation writes non-U.S. property and casualty reinsurance through Everest Reinsurance Company’s (“Everest Re”) branches in Canada and Singapore and offices in Miami and New Jersey.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.

The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2009	2008	Variance	% Change	2009	2008	Variance	% Change
Gross written premiums	$ 266.2	$ 200.3	$ 65.8	32.8%	$ 530.5	$ 434.1	$ 96.4	22.2%
Net written premiums	156.8	131.1	25.7	19.6%	296.2	278.5	17.7	6.3%

Premiums earned	$ 180.7	$ 161.9	$ 18.8	11.6%	$ 327.0	$ 360.0	$ (33.0)	-9.2%
Incurred losses and LAE	86.0	84.2	1.7	2.1%	176.1	205.3	(29.2)	-14.2%
Commission and brokerage	37.2	45.5	(8.3)	-18.3%	69.1	98.3	(29.2)	-29.7%
Other underwriting expenses	8.0	6.9	1.1	16.5%	15.6	15.6	(0.1)	-0.5%
Underwriting gain	$ 49.5	$ 25.2	$ 24.3	96.2%	$ 66.2	$ 40.8	$ 25.4	62.4%

				Point Chg				Point Chg
Loss ratio	47.6%	52.0%		(4.4)	53.8%	57.0%		(3.2)
Commission and brokerage ratio	20.6%	28.1%		(7.5)	21.1%	27.3%		(6.2)
Other underwriting expense ratio	4.4%	4.3%		0.1	4.9%	4.4%		0.5
Combined ratio	72.6%	84.4%		(11.8)	79.8%	88.7%		(8.9)

(Some amounts may not reconcile due to rounding)

Premiums.Gross written premiums increased by 32.8% to $266.2 million for the three months ended June 30, 2009 from $200.3 million for the three months ended June 30, 2008, primarily due to $24.4 million from several new crop hail quota share treaties, a $20.9 million (35.4%) increase in treaty casualty volume, a $16.2 million (14.0%) increase in treaty property volume and a $4.3 million (17.5%) increase in facultative volume. Our treaty casualty premiums were higher as we are writing more quota share business, which in part, is driven by the capital concerns of our ceding company costumers looking for broader reinsurance support. The crop hail business is a new 2009 line of business for us and we anticipate similar volume in each of the remaining quarters of 2009. Net written premiums increased by 19.6% to $156.8 million for the three months ended June 30, 2009 compared to $131.1 million for the three months ended June 30, 2008, primarily due to increased gross written premiums in conjunction with increased cessions under the affiliated quota share agreement. Premiums earned increased by 11.6% to $180.7 million for the three months ended June 30, 2009 compared to $161.9 million for the three months ended June 30, 2008. The change in premiums earned relative to net written premiums is the result of timing; premiums, for proportionate contracts, are earned ratably over the coverage period whereas written premiums are recorded on the initiation of the coverage period and the impact of changes in the affiliated quota share agreement.

Gross written premiums increased by 22.2% to $530.5 million for the six months ended June 30, 2009 from $434.1 million for the six months ended June 30, 2008, primarily due to $41.6 million from the new crop hail quota share treaties, a $39.0 million (30.4%) increase in treaty casualty volume and a $17.6 million (7.0%) increase in treaty property volume, partially offset by a $1.8 million (3.4%) decrease in facultative volume. Net written premiums increased by 6.3% to $296.2 million for the six months ended June 30, 2009 compared to $278.5 million for the six months ended June 30, 2008, primarily due to increased gross written premiums in conjunction with increased cessions under the affiliated quota share agreement. Premiums earned decreased by 9.2% to $327.0 million for the six months ended June 30, 2009 compared to $360.0 million for the six months ended June 30, 2008. Variances for the six months were reflective of the change in premium volume, timing and cessions under the affiliated quota share reinsurance agreement.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio%/		Prior	Ratio%/		Total	Ratio%/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$ 104.0	57.6%		$ (16.2)	-8.9%		$ 87.8	48.6%
Catastrophes	-	0.0%		(1.9)	-1.0%		(1.9)	-1.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 104.0	57.6%		$ (18.0)	-10.0%		$ 86.0	47.6%

2008
Attritional	$ 76.3	47.1%		$ 0.1	0.1%		$ 76.4	47.2%
Catastrophes	6.0	3.7%		1.9	1.2%		7.9	4.9%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 82.3	50.8%		$ 2.0	1.2%		$ 84.2	52.0%

Variance 2009/2008
Attritional	$ 27.7	10.4	pts	$ (16.2)	(9.0)	pts	$ 11.5	1.4	pts
Catastrophes	(6.0)	(3.7)	pts	(3.7)	(2.2)	pts	(9.7)	(5.9)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$ 21.7	6.8	pts	$ (20.0)	(11.2)	pts	$ 1.7	(4.4)	pts

	Six Months Ended June 30,
	Current	Ratio%/		Prior	Ratio%/		Total	Ratio%/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$ 177.5	54.3%		$ 0.3	0.1%		$ 177.8	54.4%
Catastrophes	-	0.0%		(1.7)	-0.5%		(1.7)	-0.5%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 177.5	54.3%		$ (1.4)	-0.4%		$ 176.1	53.8%

2008
Attritional	$ 188.8	52.4%		$ 4.5	1.3%		$ 193.3	53.7%
Catastrophes	6.0	1.7%		6.0	1.7%		12.0	3.3%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 194.8	54.1%		$ 10.5	2.9%		$ 205.3	57.0%

Variance 2009/2008
Attritional	$ (11.2)	1.9	pts	$ (4.2)	(1.2)	pts	$ (15.5)	0.7	pts
Catastrophes	(6.0)	(1.7)	pts	(7.7)	(2.2)	pts	(13.7)	(3.9)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$ (17.2)	0.2	pts	$ (11.9)	(3.3)	pts	$ (29.2)	(3.2)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses were higher by $1.7 million for the three months ended June 30, 2009 compared the three months ended June 30, 2008, primarily due to a $27.7 million increase in current year attritional losses principally as a result of a higher reserve ratio on the new crop hail business, partially offset by $16.2 million favorable development of prior years’ attritional losses and $9.7 million decrease due to the absence of catastrophe losses in 2009.

Incurred losses were lower by $29.2 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to a decrease in current year attritional losses of $11.2 million as a result of the decrease in earned premiums, the absence of catastrophe losses in 2009 and lower prior years’ reserve development in 2009 compared to 2008.

Segment Expenses. Commission and brokerage expenses decreased 18.3% to $37.2 million for the three months ended June 30, 2009 from $45.5 million for the three months ended June 30, 2008. Commission and brokerage expenses decreased 29.7% to $69.1 million for the six months ended June 30, 2009 from $98.3 million for the six months ended June 30, 2008. These decreases were primarily due to the fluctuation in premiums earned in conjunction with the change in the mix and type of business written and the increased cessions under the affiliated quota share agreement. Segment other underwriting expenses were $8.0 million and $6.9 million for the three months ended June 30, 2009 and 2008, respectively.

Segment other underwriting expenses for the six months ended June 30, 2009 and 2008 were $15.6 million.

U.S. Insurance.

The following table presents the underwriting results and ratios for the U.S. Insurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2009	2008	Variance	% Change	2009	2008	Variance	% Change
Gross written premiums	$ 213.5	$ 191.0	$ 22.5	11.8%	$ 418.2	$ 401.4	$ 16.8	4.2%
Net written premiums	104.4	104.2	0.2	0.2%	225.5	214.4	11.2	5.2%

Premiums earned	$ 105.7	$ 121.1	$ (15.5)	-12.8%	$ 217.6	$ 264.2	$ (46.6)	-17.6%
Incurred losses and LAE	57.8	161.7	(103.9)	-64.3%	138.9	257.6	(118.7)	-46.1%
Commission and brokerage	9.8	22.9	(13.0)	-57.0%	21.9	43.6	(21.8)	-49.9%
Other underwriting expenses	19.2	15.9	3.3	20.5%	36.4	30.2	6.2	20.5%
Underwriting gain (loss)	$ 18.9	$ (79.4)	$ 98.2	-123.8%	$ 20.4	$ (67.3)	$ 87.7	-130.4%

				Point Chg				Point Chg
Loss ratio	54.7%	133.5%		(78.8)	63.8%	97.5%		(33.7)
Commission and brokerage ratio	9.3%	18.9%		(9.6)	10.0%	16.5%		(6.5)
Other underwriting expense ratio	18.1%	13.1%		5.0	16.8%	11.5%		5.3
Combined ratio	82.1%	165.5%		(83.4)	90.6%	125.5%		(34.9)

(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums increased by 11.8% to $213.5 million for the three months ended June 30, 2009 from $191.0 million for the three months ended June 30, 2008. Approximately two-thirds ($15 million) of the growth was due to our entry into the financial institution D&O and E&O market. The remaining increase was primarily due to increases for Florida property, environmental and California workers’ compensation lines of business. Net written premiums increased slightly by 0.2% to $104.4 million for the three months ended June 30, 2009 compared to $104.2 million for the three months ended June 30, 2008. The change in net written premiums was primarily due to the increase in gross written premiums, partially offset by the change in reinsurance cessions. Premiums earned decreased 12.8% to $105.7 million for the three months ended June 30, 2009 from $121.1 million for the three months ended June 30, 2008. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period and the impact of the affiliated quota share agreement.

Gross written premiums increased by 4.2% to $418.2 million for the six months ended June 30, 2009 from $401.4 million for the six months ended June 30, 2008. Net written premiums increased by 5.2% to $225.5 million for the six months ended June 30, 2009 compared to $214.4 million for the six months ended June 30, 2008. Premiums earned decreased 17.6% to $217.6 million for the six months ended June 30, 2009 from $264.2 million for the six months ended June 30, 2008. Variances for the six months were driven by the factors enumerated for the above three months.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the U.S. Insurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio%/		Prior	Ratio%/		Total	Ratio%/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$ 75.4	71.3%		$ (17.6)	-16.7%		$ 57.8	54.7%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 75.4	71.3%		$ (17.6)	-16.7%		$ 57.8	54.7%

2008
Attritional	$ 91.6	75.7%		$ 70.3	58.0%		$ 161.9	133.7%
Catastrophes	-	0.0%		(0.2)	-0.2%		(0.2)	-0.2%
Total segment	$ 91.6	75.7%		$ 70.1	57.8%		$ 161.7	133.5%

Variance 2009/2008
Attritional	$ (16.2)	(4.3)	pts	$ (87.9)	(74.7)	pts	$ (104.1)	(79.0)	pts
Catastrophes	-	-	pts	0.2	0.2	pts	0.2	0.2	pts
Total segment	$ (16.2)	(4.4)	pts	$ (87.7)	(74.5)	pts	$ (103.9)	(78.8)	pts

	Six Months Ended June 30,
	Current	Ratio%/		Prior	Ratio%/		Total	Ratio%/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$ 155.4	71.4%		$ (16.5)	-7.6%		$ 138.9	63.8%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 155.4	71.4%		$ (16.5)	-7.6%		$ 138.9	63.8%

2008
Attritional	$ 181.1	68.5%		$ 76.7	29.0%		$ 257.8	97.6%
Catastrophes	-	0.0%		(0.2)	-0.1%		(0.2)	-0.1%
Total segment	$ 181.1	68.5%		$ 76.5	29.0%		$ 257.6	97.5%

Variance 2009/2008
Attritional	$ (25.7)	2.9	pts	$ (93.2)	(36.6)	pts	$ (118.9)	(33.7)	pts
Catastrophes	-	-	pts	0.2	0.1	pts	0.2	0.1	pts
Total segment	$ (25.7)	2.9	pts	$ (93.0)	(36.6)	pts	$ (118.7)	(33.7)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 64.3% to $57.8 million for the three months ended June 30, 2009 from $161.7 million for the three months ended June 30, 2008, primarily driven by the absence of the 2008 $70.0 million prior years’ attritional loss development on an auto loan credit program and the $17.6 million favorable prior years’ attritional loss development in 2009. In addition, current year attritional losses decreased $16.2 million principally due to the decrease in earned premiums.

Incurred losses and LAE decreased by 46.1% to $138.9 million for the six months ended June 30, 2009 from $257.6 million for the six months ended June 30, 2008, primarily driven by the absence of the 2008 $85.3 million prior years’ attritional loss development on an auto loan credit program and the decrease in 2009 of the current year attritional losses, primarily due to the decrease in earned premiums.

Segment Expenses.Commission and brokerage expenses decreased by 57.0% to $9.8 million for the three months ended June 30, 2009 from $22.9 million for the three months ended June 30, 2008. Commission and brokerage expenses decreased by 49.9% to $21.9 million for the six months ended June 30, 2009 from $43.6 million for the six months ended June 30, 2008. These decreases are primarily due to the decrease in premiums earned in conjunction with the change in the mix of business written and the impact from internal quota share agreements whereby other underwriting expenses were ceded through commission and brokerage expense. Segment other underwriting expenses were $19.2 million and $15.9 million for the three months ended June 30, 2009 and 2008, respectively. Segment other underwriting expenses were

$36.4 million and $30.2 million for the six months ended June 30, 2009 and 2008, respectively. These increases are primarily due to compensation costs.

Specialty Underwriting.

The following table presents the underwriting results and ratios for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2009	2008	Variance	% Change	2009	2008	Variance	% Change
Gross written premiums	$ 57.2	$ 84.2	$ (27.0)	-32.1%	$ 116.1	$ 139.1	$ (23.0)	-16.5%
Net written premiums	32.1	57.3	(25.2)	-43.9%	64.7	94.2	(29.5)	-31.3%

Premiums earned	$ 32.5	$ 55.5	$ (23.0)	-41.4%	$ 69.3	$ 91.0	$ (21.7)	-23.8%
Incurred losses and LAE	23.2	25.9	(2.8)	-10.6%	48.5	44.1	4.4	10.0%
Commission and brokerage	8.9	11.8	(2.9)	-24.8%	18.9	21.8	(2.8)	-13.0%
Other underwriting expenses	2.0	1.8	0.2	9.0%	3.8	4.2	(0.4)	-9.4%
Underwriting (loss) gain	$ (1.5)	$ 15.9	$ (17.4)	-109.6%	$ (2.0)	$ 20.9	$ (22.8)	-109.5%

				Point Chg				Point Chg
Loss ratio	71.3%	46.7%		24.6	70.0%	48.5%		21.5
Commission and brokerage ratio	27.3%	21.2%		6.1	27.3%	23.9%		3.4
Other underwriting expense ratio	6.1%	3.4%		2.7	5.6%	4.7%		0.9
Combined ratio	104.7%	71.3%		33.4	102.9%	77.1%		25.8

(Some amounts may not reconcile due to rounding)

Premiums.Gross written premiums decreased by 32.1% to $57.2 million for the three months ended June 30, 2009 from $84.2 million for the three months ended June 30, 2008, primarily as a result of the intentional decrease in writings in the marine and A&H lines. Net written premiums decreased by 43.9% to $32.1 million for the three months ended June 30, 2009 compared to $57.3 million for the three months ended June 30, 2008, as a result of the decrease in gross writings combined with the increase in cessions under the affiliated quota share reinsurance agreement. Premiums earned decreased by 41.4% to $32.5 million for the three months ended June 30, 2009 compared to $55.5 million for the three months ended June 30, 2008, in line with the change in net written premiums.

Gross written premiums decreased by 16.5% to $116.1 million for the six months ended June 30, 2009 from $139.1 million for the six months ended June 30, 2008, primarily due to a $24.2 million in marine premiums. Net written premiums decreased by 31.3% to $64.7 million for the six months ended June 30, 2009 compared to $94.2 million for the six months ended June 30, 2008, as a result of the decrease in gross writings and increased cessions under the affiliated quota share agreement. Premiums earned decreased by 23.8% to $69.3 million for the six months ended June 30, 2009 compared to $91.0 million for the six months ended June 30, 2008. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio%/		Prior	Ratio%/		Total	Ratio%/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$ 28.2	86.8%		$ (6.7)	-20.7%		$ 21.5	66.1%
Catastrophes	-	0.0%		1.7	5.2%		1.7	5.2%
Total segment	$ 28.2	86.7%		$ (5.0)	-15.5%		$ 23.2	71.3%

2008
Attritional	$ 45.1	81.4%		$ (19.2)	-34.7%		$ 25.9	46.7%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 45.1	81.4%		$ (19.2)	-34.7%		$ 25.9	46.7%

Variance 2009/2008
Attritional	$ (17.0)	5.3	pts	$ 12.5	14.0	pts	$ (4.4)	19.4	pts
Catastrophes	-	-	pts	1.7	5.2	pts	1.7	5.2	pts
Total segment	$ (17.0)	5.3	pts	$ 14.2	19.2	pts	$ (2.8)	24.6	pts

	Six Months Ended June 30,
	Current	Ratio%/		Prior	Ratio%/		Total	Ratio%/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$ 50.8	73.3%		$ (5.8)	-8.4%		$ 44.9	64.8%
Catastrophes	-	0.0%		3.6	5.2%		3.6	5.2%
Total segment	$ 50.8	73.3%		$ (2.2)	-3.2%		$ 48.5	70.0%

2008
Attritional	$ 65.0	71.4%		$ (22.2)	-24.4%		$ 42.7	47.0%
Catastrophes	-	0.0%		1.4	1.5%		1.4	1.5%
Total segment	$ 65.0	71.4%		$ (20.8)	-22.9%		$ 44.1	48.5%

Variance 2009/2008
Attritional	$ (14.2)	1.9	pts	$ 16.4	16.0	pts	$ 2.2	17.9	pts
Catastrophes	-	-	pts	2.2	3.7	pts	2.2	3.7	pts
Total segment	$ (14.2)	1.9	pts	$ 18.6	19.7	pts	$ 4.4	21.5	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 10.6% to $23.2 million for the three months ended June 30, 2009 compared to $25.9 million for the three months ended June 30, 2008, and increased by 10.0% to $48.5 million for the six months ended June 30, 2009 compared to $44.1 million for the six months ended June 30, 2008, primarily due to lower current year attritional losses in 2009 compared to 2008 and the impacts of less favorable prior years’ development in 2009 compared to 2008.

Segment Expenses. Commission and brokerage expenses decreased to $8.9 million for the three months ended June 30, 2009 from $11.8 million for the three months ended June 30, 2008. Commission and brokerage expenses decreased to $18.9 million for the six months ended June 30, 2009 from $21.8 million for the six months ended June 30, 2008. These decreases were primarily the result of lower earned premiums. Segment other underwriting expenses were $2.0 million and $1.8 million for the three months ended June 30, 2009 and 2008, respectively. Segment other underwriting expenses were $3.8 million and $4.2 million for the six months ended June 30, 2009 and 2008, respectively.

International.

The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2009	2008	Variance	% Change	2009	2008	Variance	% Change
Gross written premiums	$ 274.3	$ 219.0	$ 55.3	25.2%	$ 525.0	$ 405.4	$ 119.6	29.5%
Net written premiums	154.0	133.2	20.8	15.6%	289.3	249.5	39.9	16.0%

Premiums earned	$ 141.9	$ 133.0	$ 9.0	6.7%	$ 285.2	$ 256.2	$ 29.0	11.3%
Incurred losses and LAE	79.2	87.3	(8.1)	-9.2%	171.8	161.8	9.9	6.1%
Commission and brokerage	31.0	31.3	(0.3)	-1.1%	65.2	57.8	7.5	12.9%
Other underwriting expenses	5.7	4.7	0.9	19.7%	10.3	9.8	0.5	5.1%
Underwriting gain	$ 26.0	$ 9.6	$ 16.4	171.4%	$ 38.0	$ 26.8	$ 11.1	41.5%

				Point Chg				Point Chg
Loss ratio	55.8%	65.6%		(9.8)	60.2%	63.2%		(3.0)
Commission and brokerage ratio	21.8%	23.6%		(1.8)	22.9%	22.5%		0.4
Other underwriting expense ratio	4.1%	3.6%		0.5	3.6%	3.8%		(0.2)
Combined ratio	81.7%	92.8%		(11.1)	86.7%	89.5%		(2.8)

(Some amounts may not reconcile due to rounding)

Premiums.Gross written premiums increased by 25.2% to $274.3 million for the three months ended June 30, 2009 from $219.0 million for the three months ended June 30, 2008. As a result of our strong financial strength ratings, we continue to see increased participations on treaties in most regions, new business writings and preferential signings, including preferential terms and conditions. In addition, rates, in some markets, also contributed to the increased written premiums. Partially offsetting these increases was the impact, approximately $13 million, of change in foreign rates, period over period, as foreign currencies weakened. Premiums written through the Brazil, Miami and New Jersey offices increased by $47.7 million (34.7%) and through the Asian branch increased by $10.2 million (21.2%), while premiums for the Canadian branch decreased by $2.6 million (7.9%). Net written premiums increased by 15.6% to $154.0 million for the three months ended June 30, 2009 compared to $133.2 million for the three months ended June 30, 2008, primarily due to the increase in gross written premiums, which were partially offset by increased cessions under the affiliated quota share agreement. Premiums earned increased by 6.7% to $141.9 million for the three months ended June 30, 2009 compared to $133.0 million for the three months ended June 30, 2008, consistent with the increase in net written premiums. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned notably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 29.5% to $525.0 million for the six months ended June 30, 2009 from $405.4 million for the six months ended June 30, 2008. Premiums written through the Brazil, Miami and New Jersey offices increased by $101.5 million (40.0%) and through the Asian branch increased by $24.5 million (31.9%), while premiums for the Canadian branch decreased by $6.3 million (8.4%). The impact on gross written premiums, period over period, of the weakening of foreign currencies was approximately $35 million. Net written premiums increased by 16.0% to $289.3 million for the six months ended June 30, 2009 compared to $249.5 million for the six months ended June 30, 2008. Premiums earned increased by 11.3% to $285.2 million for the six months ended June 30, 2009 compared to $256.2 million for the six months ended June 30, 2008. Variance explanations for the six months were similar to factors as those discussed above for the three months.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio%/		Prior	Ratio%/		Total	Ratio%/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$ 77.3	54.4%		$ 3.4	2.4%		$ 80.7	56.9%
Catastrophes	-	0.0%		(1.5)	-1.1%		(1.5)	-1.1%
Total segment	$ 77.3	54.4%		$ 2.0	1.4%		$ 79.2	55.8%

2008
Attritional	$ 78.2	58.8%		$ 4.0	3.0%		$ 82.2	61.8%
Catastrophes	6.0	4.5%		(0.9)	-0.7%		5.1	3.9%
Total segment	$ 84.2	63.3%		$ 3.1	2.3%		$ 87.3	65.6%

Variance 2009/2008
Attritional	$ (0.9)	(4.4)	pts	$ (0.5)	(0.6)	pts	$ (1.5)	(4.9)	pts
Catastrophes	(6.0)	(4.5)	pts	(0.6)	(0.4)	pts	(6.6)	(4.9)	pts
Total segment	$ (6.9)	(8.9)	pts	$ (1.1)	(0.9)	pts	$ (8.1)	(9.8)	pts

	Six Months Ended June 30,
	Current	Ratio%/		Prior	Ratio%/		Total	Ratio%/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$ 158.6	55.6%		$ 5.1	1.8%		$ 163.7	57.4%
Catastrophes	9.1	3.2%		(1.0)	-0.4%		8.1	2.8%
Total segment	$ 167.6	58.8%		$ 4.1	1.4%		$ 171.8	60.2%

2008
Attritional	$ 148.3	57.9%		$ 1.5	0.6%		$ 149.8	58.5%
Catastrophes	10.8	4.2%		1.2	0.5%		12.0	4.7%
Total segment	$ 159.1	62.1%		$ 2.7	1.1%		$ 161.8	63.2%

Variance 2009/2008
Attritional	$ 10.3	(2.3)	pts	$ 3.6	1.2	pts	$ 13.9	(1.1)	pts
Catastrophes	(1.7)	(1.0)	pts	(2.2)	(0.8)	pts	(3.9)	(1.9)	pts
Total segment	$ 8.5	(3.3)	pts	$ 1.4	0.3	pts	$ 9.9	(3.0)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 9.2% to $79.2 million for the three months ended June 30, 2009 compared to $87.3 million for the three months ended June 30, 2008. The segment loss ratio decreased by 9.8 points for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to the absence in the second quarter of 2009 of catastrophe losses (4.9 points) and current year attritional losses (4.4 points).

Incurred losses and LAE increased by 6.1% to $171.8 million for the six months ended June 30, 2009 compared to $161.8 million for the six months ended June 30, 2008. The segment losses increased by $9.9 million, primarily due to increased attritional losses, partially offset by the decrease in catastrophe losses, period over period.

Segment Expenses. Commission and brokerage expenses decreased 1.1% to $31.0 million for the three months ended June 30, 2009 from $31.3 million for the three months ended June 30, 2008. Commission and brokerage expenses increased 12.9% to $65.2 million for the six months ended June 30, 2009 from $57.8 million for the six months ended June 30, 2008. These changes are primarily the result of the change in earned premium and the blend of business mix. Segment other underwriting expenses were $5.7 million and $4.7 million for the three months ended June 30, 2009 and 2008, respectively. Segment other underwriting expenses were $10.3 million and $9.8 million for the six months ended June 30, 2009 and 2008, respectively.

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

Interest Rate Risk.Our $7.5 billion investment portfolio at June 30, 2009 was principally comprised of approximately 81% fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and 2% equity securities, which are subject to price fluctuations and some foreign exchange rate risk. Approximately 9% of the portfolio was represented by cash and short-term investments. The impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $444.3 million of mortgage-backed securities in the $6,087.7 million fixed maturity securities portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity securities portfolio (including $555.7 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At June 30, 2009
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$ 7,315.1	$ 6,992.9	$ 6,643.4	$ 6,296.8	$ 5,977.3
Market/Fair Value Change from Base (%)	10.1%	5.3%	0.0%	-5.2%	-10.0%
Change in Unrealized Appreciation
After-tax from Base ($)	$ 436.6	$ 227.1	$ -	$ (225.3)	$ (433.0)

We had $7,264.1 million and $7,420.0 million of gross reserves for losses and LAE as of June 30, 2009 and December 31, 2008, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our fixed income portfolio has an expected duration that is reasonably consistent with our loss and loss reserve obligations.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At June 30, 2009
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$ 106.0	$ 119.2	$ 132.5	$ 145.7	$ 158.9
After-tax Change in Fair/Market Value	$ (17.2)	$ (8.6)	$ -	$ 8.6	$ 17.2

Foreign Currency Risk. Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, we prefer to maintain the capital of our operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for our foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities. In accordance with FAS No. 52 “Foreign Currency Translation”, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of June 30, 2009 there has been no material change in exposure to foreign exchange rates as compared to December 31, 2008.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine our rights and obligations under insurance, reinsurance and other contractual agreements. These disputes arise from time to time and are ultimately resolved through both informal and formal means, including negotiated resolution, arbitration and litigation. In all such matters, we believe that our positions are legally and commercially reasonable, and we vigorously seek to preserve, enforce and defend our legal rights under various agreements. While the final outcome of these matters cannot be predicted with certainty, we do not believe that any of these matters, when finally resolved, will have a material adverse effect on our financial position or liquidity. However, an adverse resolution of one or more of these items in any one quarter or fiscal year could have a material adverse effect on our results of operations in that period.

ITEM 1A. RISK FACTORS

No material changes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Index:

Exhibit No.	Description

31.1	Section 302 Certification of Joseph V. Taranto

31.2	Section 302 Certification of Dominic J. Addesso

32.1	Section 906 Certification of Joseph V. Taranto and Dominic J. Addesso

Everest Reinsurance Holdings, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everest Reinsurance Holdings, Inc.
(Registrant)

/S/ DOMINIC J. ADDESSO
Dominic J. Addesso
Executive Vice President and
Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

Dated: August 14, 2009