Form 10-Q
period 2009-09-30
EVEREST REINSURANCE HOLDINGS INC
filed 2009-11-16
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2009	Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3263609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer
Non-accelerated filer	X	Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At November 1, 2009
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

Part I

ITEM  1.  FINANCIAL STATEMENTS

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except par value per share)	2009	2008
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$6,363,908	$5,511,856
(amortized cost: 2009, $6,090,136; 2008, $5,610,483)
Fixed maturities - available for sale, at fair value	52,815	43,090
Equity securities - available for sale, at market value (cost: 2009, $15; 2008, $15)	12	16
Equity securities - available for sale, at fair value	158,456	119,815
Short-term investments	645,096	918,712
Other invested assets (cost: 2009, $365,500; 2008, $400,498)	363,205	392,589
Other invested assets, at fair value	364,841	316,750
Cash	125,128	92,264
Total investments and cash	8,073,461	7,395,092
Accrued investment income	79,124	82,860
Premiums receivable	768,273	714,035
Reinsurance receivables - unaffiliated	606,226	637,890
Reinsurance receivables - affiliated	2,526,007	2,480,016
Funds held by reinsureds	158,366	147,287
Deferred acquisition costs	186,828	192,096
Prepaid reinsurance premiums	557,751	456,180
Deferred tax asset	290,211	518,042
Federal income tax recoverable	13,992	70,299
Other assets	121,548	172,825
TOTAL ASSETS	$13,381,787	$12,866,622

LIABILITIES:
Reserve for losses and loss adjustment expenses	$7,246,981	$7,419,993
Unearned premium reserve	1,274,240	1,176,834
Funds held under reinsurance treaties	155,096	134,698
Losses in the course of payment	49,051	35,805
Commission reserves	37,927	45,531
Other net payable to reinsurers	479,454	378,800
8.75% Senior notes due 3/15/2010	199,931	199,821
5.4% Senior notes due 10/15/2014	249,759	249,728
6.6% Long term notes due 05/01/2067	238,347	399,643
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	12,821	11,217
Unsettled securities payable	45,915	1,476
Other liabilities	231,856	280,211
Total liabilities	10,551,275	10,663,654

Commitments and Contingencies (Note 6)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2009 and 2008)	-	-
Additional paid-in capital	319,887	315,771
Accumulated other comprehensive income (loss), net of deferred income tax expense of
$105.7 million at 2009 and tax benefit of $38.8 million at 2008	197,560	(72,063)
Retained earnings	2,313,065	1,959,260
Total stockholder's equity	2,830,512	2,202,968
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$13,381,787	$12,866,622

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$438,320	$449,892	$1,337,539	$1,421,336
Net investment income	65,492	97,305	179,667	292,263
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	-	(63,793)	(5,510)	(67,854)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income	-	-	-	-
Other net realized capital gains (losses)	101,394	(44,859)	61,661	(193,493)
Total net realized capital gains (losses)	101,394	(108,652)	56,151	(261,347)
Realized gain on debt repurchase	-	-	78,271	-
Other income (expense)	15,081	7,951	7,801	(16,039)
Total revenues	620,287	446,496	1,659,429	1,436,213

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	241,992	446,996	777,295	1,115,813
Commission, brokerage, taxes and fees	77,259	73,816	252,401	295,270
Other underwriting expenses	39,864	32,769	109,226	95,794
Interest, fee and bond issue cost amortization expense	17,073	19,745	53,779	59,233
Total claims and expenses	376,188	573,326	1,192,701	1,566,110

INCOME (LOSS) BEFORE TAXES	244,099	(126,830)	466,728	(129,897)
Income tax expense (benefit)	79,958	(47,931)	128,423	(69,290)

NET INCOME (LOSS)	$164,141	$(78,899)	$338,305	$(60,607)

Other comprehensive income (loss), net of tax	162,343	(145,996)	285,123	(223,813)

COMPREHENSIVE INCOME (LOSS)	$326,484	$(224,895)	$623,428	$(284,420)

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share amounts)	2009	2008	2009	2008
	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$318,492	$312,924	$315,771	$310,206
Share-based compensation plans	1,395	1,671	4,116	4,389
Balance, end of period	319,887	314,595	319,887	314,595

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	35,217	85,459	(72,063)	163,276
Cumulative adjustment of initial adoption(1), net of tax	-	-	(15,500)	-
Net increase (decrease) during the period	162,343	(145,996)	285,123	(223,813)
Balance, end of period	197,560	(60,537)	197,560	(60,537)

RETAINED EARNINGS:
Balance, beginning of period	2,148,924	2,112,309	1,959,260	2,094,017
Cumulative adjustment of initial adoption(1), net of tax	-	-	15,500	-
Net income (loss)	164,141	(78,899)	338,305	(60,607)
Balance, end of period	2,313,065	2,033,410	2,313,065	2,033,410

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$2,830,512	$2,287,468	$2,830,512	$2,287,468

(1) The cumulative adjustment to accumulated other comprehensive income (loss), net of deferred income taxes and retained earnings represents the effect of initially adopting ASC 320-10-65-1
(FASB Staff Position No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments").

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$164,141	$(78,899)	$338,305	$(60,607)
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in premiums receivable	(1,371)	(3,405)	(51,192)	45,932
Decrease (increase) in funds held by reinsureds, net	9,624	(221)	9,459	(1,237)
Decrease (increase) in reinsurance receivables	146,809	(48,135)	(6,656)	(118,746)
Decrease (increase) in deferred tax asset	41,994	61,482	74,970	(30,155)
(Decrease) increase in reserve for losses and loss adjustment expenses	(35,920)	194,584	(218,365)	154,284
Increase (decrease) in unearned premiums	95,297	7,476	91,611	(134,529)
Change in equity adjustments in limited partnerships	4,423	6,167	36,548	(9,095)
Change in other assets and liabilities, net	(161,038)	(79,464)	83,477	(12,364)
Non-cash compensation expense	1,384	1,201	4,091	3,834
Amortization of bond premium	3,824	3,141	8,802	5,809
Amortization of underwriting discount on senior notes	48	45	142	133
Realized gain on debt repurchase	-	-	(78,271)	-
Net realized capital (gains) losses	(101,394)	108,652	(56,151)	261,347
Net cash provided by operating activities	167,821	172,624	236,770	104,606

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	130,349	106,558	324,432	370,220
Proceeds from fixed maturities matured/called - available for sale, at fair value	-	-	5,570	-
Proceeds from fixed maturities sold - available for sale, at market value	34,602	52,180	87,696	138,326
Proceeds from fixed maturities sold - available for sale, at fair value	4,010	-	12,012	-
Proceeds from equity securities sold - available for sale, at market value	23,028	-	23,028	-
Proceeds from equity securities sold - available for sale, at fair value	11,310	151,801	23,535	380,856
Distributions from other invested assets	4,448	30,035	24,573	41,246
Cost of fixed maturities acquired - available for sale, at market value	(256,130)	(64,455)	(865,910)	(1,343,983)
Cost of fixed maturities acquired - available for sale, at fair value	(2,548)	(11,444)	(19,101)	(11,444)
Cost of equity securities acquired - available for sale, at fair value	(12,948)	(115,399)	(32,244)	(156,363)
Cost of other invested assets acquired	(9,780)	(35,804)	(26,122)	(55,908)
Cost of other invested assets acquired, at fair value	-	(25,007)	-	(150,745)
Net change in short-term securities	(86,179)	(197,914)	284,738	687,541
Net change in unsettled securities transactions	18,522	(58,944)	42,856	(64,654)
Net cash used in investing activities	(141,316)	(168,393)	(114,937)	(164,908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	11	469	25	554
Net cost of debt repurchase	-	-	(83,026)	-
Net cash provided by (used in) financing activities	11	469	(83,001)	554

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,411	(8,130)	(5,968)	13,772

Net increase (decrease) in cash	29,927	(3,430)	32,864	(45,976)
Cash, beginning of period	95,201	103,901	92,264	146,447
Cash, end of period	$125,128	$100,471	$125,128	$100,471

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
Income taxes recovered	$(18,847)	$(107,359)	$(2,488)	$(49,014)
Interest paid	$13,892	$13,887	$51,464	$52,861

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2009 and 2008

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

2. Basis of Presentation

The unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2009 and 2008 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2008 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2008, 2007 and 2006 included in the Company’s most recent Form 10-K filing.

Financial Accounting Standards Board Launched Accounting Codification

The Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles”. This guidance establishes the FASB Accounting Standards CodificationTM (“Codification” or “ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

GAAP is not intended to be changed as a result of the FASB’s Codification, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in the accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009.

Application of Recently Issued Accounting Standard Changes

Measurement of Fair Value in Inactive Markets. ASC 820-10-65-4 (FSP No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. It also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. There was no impact to the Company’s financial statements upon adoption.

Other-Than-Temporary Impairments on Investment Securities. ASC 320-10-65-1 (FSP No. FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”) amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairments on debt and equity securities. For available for sale debt securities that the Company has no intent to sell and more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the rest of the fair value loss would be recognized in accumulated other comprehensive income.  The Company adopted ASC 320-10-65-1 guidance effective April 1, 2009.  Upon adoption the Company recognized a $15.5 million cumulative-effect adjustment from retained earnings, net of $8.3 million of tax.

Interim Disclosures about Fair Value of Financial Instruments. ASC 825-10-65-1 (FSP FAS 107-1 and FSP APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”) requires quarterly disclosures on the qualitative and quantitative information about the fair value of all financial instruments including methods and significant assumptions used to estimate fair value during the period. These disclosures were previously only done annually. The Company included these disclosures in the second quarter 2009 Notes to Consolidated Interim Financial Statements.

Subsequent Events Disclosures. ASC 855-10-50 (FAS 165 “Subsequent Events”) requires a disclosure as to the date through which subsequent events have been evaluated as well as whether that date is the date the financial statements were issued. The Company included this disclosure in its second quarter 2009 Notes to Consolidated Interim Financial Statements.

Future Accounting Standard Changes

Fair Value Disclosures about Pension Plan Assets. ASC 715-20-65-2 (FSP FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets”) requires that information about plan assets be disclosed, on an annual basis, based on the fair value disclosure requirements of ASC 820-10. The Company will be required to separate plan assets into the three fair value hierarchy levels and provide a roll forward of the changes in fair value of plan assets classified as Level 3 in the 2009 annual consolidated financial statements. These disclosures have no effect on the Company’s accounting for plan benefits and obligations.

3.  Investments

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At September 30, 2009
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$128,645	$6,000	$(195)	$134,450
Obligations of U.S. states and political subdivisions	3,747,780	231,278	(12,632)	3,966,426
Corporate securities	605,130	30,468	(19,554)	616,044
Asset-backed securities	17,646	545	(2,710)	15,481
Mortgage-backed securities
Commercial	23,019	4,737	(114)	27,642
Agency residential	418,666	12,495	(6)	431,155
Non-agency residential	61,545	773	(11,465)	50,853
Foreign government securities	595,855	32,203	(3,809)	624,249
Foreign corporate securities	491,850	18,263	(12,505)	497,608
Total fixed maturity securities	$6,090,136	$336,762	$(62,990)	$6,363,908
Equity securities	$15	$-	$(3)	$12

	At December 31, 2008
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$139,776	$15,456	$-	$155,232
Obligations of U.S. states and political subdivisions	3,846,754	113,885	(164,921)	3,795,718
Corporate securities	482,533	18,404	(64,620)	436,317
Asset-backed securities	13,795	7	(4,441)	9,361
Mortgage-backed securities
Commercial	6,516	-	(1,067)	5,449
Agency residential	170,299	4,838	(33)	175,104
Non-agency residential	54,816	-	(18,252)	36,564
Foreign government securities	467,935	32,538	(7,776)	492,697
Foreign corporate securities	428,059	6,602	(29,247)	405,414
Total fixed maturity securities	$5,610,483	$191,730	$(290,357)	$5,511,856
Equity securities	$15	$1	$-	$16

In accordance with ASC 320-10-65-1, the Company reclassified previously other-than-temporary impairments from retained earnings into accumulated other comprehensive income. The pre-tax amount of this reclassification was $23.8 million, all of which were corporate securities. At September 30, 2009, the cumulative unrealized depreciation on these securities had improved and the remaining unrealized depreciation for the corporate securities was $3.3 million.

The amortized cost and market value of fixed maturities are shown in the following table by contractual maturity. Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At September 30, 2009
	Amortized	Market
(Dollars in thousands)	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$326,465	$326,275
Due after one year through five years	1,155,583	1,200,003
Due after five years through ten years	1,268,070	1,347,261
Due after ten years	2,819,142	2,965,238
Asset-backed securities	17,646	15,481
Mortgage-backed securities
Commercial	23,019	27,642
Agency residential	418,666	431,155
Non-agency residential	61,545	50,853
Total fixed maturity securities	$6,090,136	$6,363,908

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$229,219	$(207,213)	$396,245	$(326,254)
Fixed maturity securities ASC 320-10-65-1 adjustment	-	-	(23,846)	-
Equity securities	-	-	(4)	-
Other invested assets	3,387	(2,232)	5,614	(3,122)
Change in unrealized appreciation (depreciation), pre-tax	232,606	(209,445)	378,009	(329,376)
Deferred tax (expense) benefit	(81,412)	73,306	(140,649)	115,281
Deferred tax benefit ASC 320-10-65-1 adjustment	-	-	8,346	-
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$151,194	$(136,139)	$245,706	$(214,095)

The Company frequently reviews its investment portfolio for declines in market value and focuses its attention on securities whose fair value has fallen below 80% of their amortized value at the time of review.  The Company then assesses whether the decline in value is temporary or other-than-temporary.  In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information.  Generally, a change in a security’s value caused by a change in the market or interest rate environment does not constitute an other-than-temporary impairment, but rather a temporary decline in market value.  Temporary declines in market value are recorded as unrealized losses in accumulated other comprehensive income.  If the Company determines that the decline is other-than-temporary and the Company does not have the intent to sell the security; and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, the carrying value of the investment is written down to fair value.  The fair value adjustment that is credit related is recorded in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income. The fair value adjustment that is non-credit related is recorded as a component of other comprehensive income, net of tax, and is included in accumulated other comprehensive income in the Company’s consolidated balance sheets.  The Company’s assessments are based on the issuers current and expected future financial position, timeliness with respect to interest and/or principal payments, speed of repayments and any applicable credit enhancements or breakeven constant default rates on mortgage-backed and asset-backed securities, as well as relevant information provided by rating agencies, investment advisors and analysts.

Retrospective adjustments are employed to recalculate the values of asset-backed securities. All of the Company’s asset-backed and mortgage-backed securities have a pass-through structure. Each acquisition lot is reviewed to recalculate the effective yield. The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition. Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities. Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used in the calculation of projected and prepayments for pass-through security types.

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and maturity type, in each case subdivided according to the length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration by security type of unrealized loss at September 30, 2009
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$4,695	$(195)	$-	$-	$4,695	$(195)
Obligations of U.S. states and political subdivisions	15,698	(736)	254,791	(11,896)	270,489	(12,632)
Corporate securities	59,952	(4,180)	127,849	(15,374)	187,801	(19,554)
Asset-backed securities	2,558	(200)	5,235	(2,510)	7,793	(2,710)
Mortgage-backed securities
Commercial	-	-	3,274	(114)	3,274	(114)
Agency residential	3,680	(6)	308	-	3,988	(6)
Non-agency residential	1,381	(26)	42,732	(11,439)	44,113	(11,465)
Foreign government securities	55,494	(3,406)	32,621	(403)	88,115	(3,809)
Foreign corporate securities	135,975	(9,059)	33,373	(3,446)	169,348	(12,505)
Total fixed maturity securities	$279,433	$(17,808)	$500,183	$(45,182)	$779,616	$(62,990)

	Duration by maturity of unrealized loss at September 30, 2009
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$73,180	$(7,110)	$3,690	$(57)	$76,870	$(7,167)
Due in one year through five years	116,675	(7,361)	59,867	(2,139)	176,542	(9,500)
Due in five years through ten years	49,142	(1,249)	52,462	(2,551)	101,604	(3,800)
Due after ten years	32,817	(1,856)	332,615	(26,372)	365,432	(28,228)
Asset-backed securities	2,558	(200)	5,235	(2,510)	7,793	(2,710)
Mortgage-backed securities	5,061	(32)	46,314	(11,553)	51,375	(11,585)
Total fixed maturity securities	$279,433	$(17,808)	$500,183	$(45,182)	$779,616	$(62,990)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position as of September 30, 2009 were $779.6 million and $63.0 million, respectively.  There were no unrealized losses on a single security that exceeded 0.18% of the market value of the fixed maturity securities at September 30, 2009.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $17.8 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated government, municipal, corporate and mortgage-backed securities.  Of these unrealized losses, $13.9 million were related to securities that were rated investment grade or better by at least one nationally recognized statistical rating organization.  The $45.2 million of unrealized losses related to securities in an unrealized loss position for more than one year also related primarily to highly rated municipal, corporate and mortgage-backed securities.  Of these unrealized losses, $34.3 million related to securities that were rated investment grade or better by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses are mainly comprised of non-credit other-than-temporary impaired securities and non-agency residential mortgage-backed securities.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.  Unrealized losses have decreased since year end as a result of improved conditions in the overall financial market resulting from increased liquidity and lower interest rates.

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and maturity type in each case subdivided according to the length of time that individual securities had been in a continuous unrealized loss position for the period indicated:

	Duration by security type of unrealized loss at December 31, 2008
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$-	$-	$-	$-	$-	$-
Obligations of U.S. states and political subdivisions	1,471,807	(146,292)	176,555	(18,629)	1,648,362	(164,921)
Corporate securities	189,385	(42,278)	97,407	(22,342)	286,792	(64,620)
Asset-backed securities	4,230	(62)	3,983	(4,379)	8,213	(4,441)
Mortgage-backed securities
Commercial	2,474	(450)	2,974	(617)	5,448	(1,067)
Agency residential	3,291	(29)	466	(4)	3,757	(33)
Non-agency residential	-	-	36,171	(18,252)	36,171	(18,252)
Foreign government securities	79,063	(7,715)	2,759	(61)	81,822	(7,776)
Foreign corporate securities	167,132	(13,702)	67,537	(15,545)	234,669	(29,247)
Total fixed maturity securities	$1,917,382	$(210,528)	$387,852	$(79,829)	$2,305,234	$(290,357)

	Duration by maturity of unrealized loss at December 31, 2008
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$87,124	$(8,412)	$22,024	$(1,516)	$109,148	$(9,928)
Due in one year through five years	198,004	(10,813)	52,705	(5,676)	250,709	(16,489)
Due in five years through ten years	145,943	(10,767)	85,396	(17,662)	231,339	(28,429)
Due after ten years	1,476,316	(179,995)	184,133	(31,723)	1,660,449	(211,718)
Asset-backed securities	4,230	(62)	3,983	(4,379)	8,213	(4,441)
Mortgage-backed securities	5,765	(479)	39,611	(18,873)	45,376	(19,352)
Total fixed maturity securities	$1,917,382	$(210,528)	$387,852	$(79,829)	$2,305,234	$(290,357)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position as of December 31, 2008 were $2,305.2 million and $290.4 million, respectively.  There were no unrealized losses on a single security that exceeded 0.35% of the market value of the fixed maturity securities at December 31, 2008.  In addition, there was no significant concentration of unrealized losses in any one market sector.  The $210.5 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated municipal, corporate and mortgage-backed securities with the losses primarily the result of widening credit spreads from the financial markets crisis during the latter part of the year.  Of these unrealized losses, $206.9 million were related to securities that were rated investment grade or better by at least one nationally recognized statistical rating organization.  The $79.8 million of unrealized losses related to securities in an unrealized loss position for more than one year also related primarily to highly rated municipal, corporate and mortgage-backed securities and were also the result of widening credit spreads during the latter part of the year.  Of these unrealized losses, $65.2 million related to securities that were rated investment grade or better by at least one nationally recognized statistical rating organization.  The gross unrealized depreciation greater than 12 months for mortgage-backed securities includes only $0.1 million related to sub-prime and alt-A loans.

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Fixed maturity securities	$70,965	$81,112	$212,903	$233,098
Equity securities	758	1,793	2,182	4,905
Short-term investments and cash	277	4,309	3,331	23,773
Other invested assets
Limited partnerships	(4,423)	10,148	(36,548)	29,856
Other	664	2,272	5,693	7,242
Total gross investment income	68,241	99,634	187,561	298,874
Interest credited and other expense	(2,749)	(2,329)	(7,894)	(6,611)
Total net investment income	$65,492	$97,305	$179,667	$292,263

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

The Company had contractual commitments to invest up to an additional $145.6 million in limited partnerships at September 30, 2009.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2014.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Fixed maturity securities, market value:
Other-than-temporary impairments	$-	$(63,793)	$(5,510)	$(67,854)
Losses from sales	(4,131)	(12,172)	(32,612)	(13,086)
Fixed maturity securities, fair value:
Gain from sales	172	-	401	-
Gains (losses) from fair value adjustments	5,837	(247)	7,805	(247)
Equity securities, market value:
Gains from sales	8,041	-	8,041	-
Equity securities, fair value:
Gains (losses) from sales	1,299	(1,061)	6,483	(12,630)
Gains (losses) from fair value adjustments	23,075	(58,817)	23,448	(122,938)
Other invested assets, fair value:
Gains (losses) from fair value adjustments	67,103	27,438	48,091	(44,562)
Short-term investment (losses) gains	(2)	-	4	(30)
Total net realized capital gains (losses)	$101,394	$(108,652)	$56,151	$(261,347)

Proceeds from the sales of fixed maturity securities for the three months ended September 30, 2009 and 2008 were $38.6 million and $52.2 million, respectively.  Gross gains of $2.3 million and $0.0 million and gross losses of $6.2 million and $12.2 million were realized on those fixed maturity securities sales for the three months ended September 30, 2009 and 2008, respectively.  Proceeds from sales of equity securities for the three months ended September 30, 2009 and 2008 were $34.3 million and $151.8 million, respectively.  Gross gains of $9.4 million and $3.8 million and gross losses of $0.0 million and $4.8 million were realized on those equity sales for the three months ended September 30, 2009 and 2008, respectively.

Proceeds from sales of fixed maturity securities for the nine months ended September 30, 2009 and 2008 were $99.7 million and $138.3 million, respectively.  Gross gains of $4.6 million and $1.1 million and gross losses of $36.8 million and $14.2 million were realized on those fixed maturity securities sales for the nine months ended September 30, 2009 and 2008, respectively.  Proceeds from sales of equity securities for the nine months ended September 30, 2009 and 2008 were $46.6 million and $380.9 million, respectively.  Gross gains of $15.3 million and $5.9 million and gross losses of $0.7 million and $18.6 million were realized on those equity sales for the nine months ended September 30, 2009 and 2008, respectively.

Included in net realized capital gains (losses) was $5.5 million for the nine months ended September 30, 2009 and $63.8 million and $67.9 million for the three and nine months ended September 30, 2008, respectively, of write-downs in the value of securities deemed to be impaired on an other-than-temporary basis.  There were no write-downs in the value of securities deemed to be impaired on an other-than-temporary basis for the three months ended September 30, 2009.

At September 30, 2009 the Company had no other-than-temporary impaired securities where the impairment had both a credit and non-credit component.

4.  Fair Value

The Company records fair value re-measurements as net realized capital gains or losses in the consolidated statements of operations and comprehensive income (loss).  The Company recorded $96.0 million and $79.3 million in net realized capital gains due to fair value re-measurements on fixed maturity securities, equity securities and other invested assets, at fair value, for the three and nine months ended September 30, 2009, respectively.  The Company recorded $31.6 million and $167.7 million in net realized capital losses due to fair value re-measurements on fixed maturity securities, equity securities and other invested assets, at fair value, for the three and nine months ended September 30, 2008, respectively.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company tests the prices on a random basis to an independent pricing source.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at September 30, 2009.

Fixed maturity securities are generally categorized as Level 2, Significant Other Observable Inputs, since a particular security may not have traded but the pricing services are able to use valuation models with observable market inputs such as interest rate yield curves and prices for similar fixed maturity securities in terms of issuer, maturity and seniority. Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk) are categorized as Level 3, Significant Unobservable Inputs.  These securities include broker priced securities and valuation of less liquid securities such as commercial mortgage-backed securities.

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

The following tables present the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value	$6,363,908	$-	$6,351,181	$12,727
Fixed maturities, fair value	52,815	-	52,815	-
Equity securities, market value	12	12	-	-
Equity securities, fair value	158,456	157,459	997	-
Other invested assets, fair value	364,841	364,841	-	-

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value	$5,511,856	$-	$5,500,889	$10,967
Fixed maturities, fair value	43,090	-	43,090	-
Equity securities, market value	16	16	-	-
Equity securities, fair value	119,815	119,092	723	-
Other invested assets, fair value	316,750	316,750	-	-

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturity investments, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Assets:
Balance, beginning of period	$11,807	$17,132	$10,967	$78,709
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	46	(316)	42	(2,630)
Included in other comprehensive income	1,136	(812)	1,692	(1,400)
Purchases, issuances and settlements	(113)	(114)	(192)	(5,318)
Transfers in and/or (out) of Level 3	(149)	36	218	(53,435)
Balance, end of period	$12,727	$15,926	$12,727	$15,926

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$-	$1,302	$(131)	$(2,759)

5.  Capital Transactions

On December 17, 2008, Group and Holdings renewed their shelf registration statement on Form S-3ASR with the SEC, as a Well Known Seasoned Issuer.  This shelf registration statement can be used by Group to register common shares, preferred shares, debt securities, warrants, share purchase contracts and share purchase units; by Holdings to register debt securities and by Everest Re Capital Trust III (“Capital Trust III”) to register trust preferred securities.

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

The Company’s reserves include an estimate of the Company’s ultimate liability for asbestos and environmental (“A&E”) claims.  As of September 30, 2009, approximately 9% of the Company’s gross reserves were an estimate of the Company’s ultimate liability for A&E claims.  The Company’s A&E liabilities emanate from Mt. McKinley Insurance Company’s (“Mt. McKinley”), a direct subsidiary of the Company, direct insurance business and Everest Re’s assumed reinsurance business.  All of the contracts of insurance and reinsurance under which the Company has received claims during the past three years, expired more than 20 years ago.  There are significant uncertainties surrounding the Company’s reserves for its A&E losses.

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy. The following table summarizes incurred losses with respect to A&E on both a gross and net of retrocessional basis for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Gross basis:
Beginning of period reserves	$704,507	$870,998	$786,842	$922,843
Incurred losses	-	-	-	-
Paid losses	(52,170)	(16,895)	(134,505)	(68,740)
End of period reserves	$652,337	$854,103	$652,337	$854,103

Net basis:
Beginning of period reserves	$455,379	$513,516	$485,296	$537,549
Incurred losses	-	-	-	-
Paid losses	(13,527)	(8,724)	(43,444)	(32,757)
End of period reserves	$441,852	$504,792	$441,852	$504,792

At September 30, 2009, the gross reserves for A&E losses were comprised of $141.3 million representing case reserves reported by ceding companies, $152.1 million representing additional case reserves established by the Company on assumed reinsurance claims, $66.5 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley and $292.4 million representing incurred but not reported (“IBNR”) reserves.

With respect to asbestos only, at September 30, 2009, the Company had gross asbestos loss reserves of $618.7 million, or 94.8%, of total A&E reserves, of which $486.4 million was for assumed business and $132.3 million was for direct business.

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

In 1993 and prior, the Company had a business arrangement with The Prudential Insurance Company of America (“The Prudential”) wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations.  In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), was unable to make the annuity payments.  At September 30, 2009 and December 31, 2008, the estimated cost to replace all such annuities for which the Company was contingently liable was $151.8 million and $152.1 million, respectively.

Prior to its 1995 initial public offering, the Company had purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the company.  Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities.  At September 30, 2009 and December 31, 2008, the estimated cost to replace such annuities was $24.1 million and $23.1 million, respectively.

7.  Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Unrealized appreciation (depreciation) ("URA(D)") of investments (1)
URA(D) of investments	$232,607	$(209,446)	$401,856	$(329,376)
Tax (expense) benefit	(81,413)	73,307	(140,650)	115,281
URA(D), net of tax	151,194	(136,139)	261,206	(214,095)

Foreign currency translation adjustments	16,204	(15,469)	33,281	(16,231)
Tax (expense) benefit	(5,672)	5,412	(11,649)	5,679
Net foreign currency translation adjustments	10,532	(10,057)	21,632	(10,552)

Pension adjustment	949	308	2,849	1,283
Tax expense	(332)	(108)	(564)	(449)
Net pension adjustment	617	200	2,285	834

Other comprehensive income (loss), net of deferred taxes	$162,343	$(145,996)	$285,123	$(223,813)

(1)	The following are the components of URA(D) of investments:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	(Dollars in thousands)	2009	2008	2009	2008
	URA(D) of investments - temporary	$228,966	$(209,446)	$388,791	$(329,376)
	Tax expense	(80,138)	(73,307)	(136,077)	(115,281)
	Net URA(D) of investments - temporary	$148,828	$(136,139)	$252,714	$(214,095)

	URA(D) of investments - credit OTTI	$(415)	$-	$3,411	$-
	Tax benefit (expense)	145	-	(1,194)	-
	Net URA(D) of investments - credit OTTI	$(270)	$-	$2,217	$-

	URA(D) of investments - non-credit OTTI	$4,056	$-	$9,654	$-
	Tax expense	(1,420)	-	(3,379)	-
	Net URA(D) of investments - non-credit OTTI	$2,636	$-	$6,275	$-

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	September 30,	December 31,
(Dollars in thousands)	2009	2008
Unrealized appreciation (depreciation) on investments, net of deferred taxes
Temporary	$176,405	$(69,248)
Credit, other-than-temporary impairments	2,217	-
Non-credit, other-than-temporary impairments	(2,164)	-
Total unrealized appreciation (depreciation) on investments, net of deferred taxes	176,458	(69,248)
Foreign currency translation adjustments, net of deferred taxes	50,538	28,906
Pension adjustments, net of deferred taxes	(29,436)	(31,721)
Accumulated other comprehensive income (loss)	$197,560	$(72,063)

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at September 30, 2009, was $1,889.9 million.  As of September 30, 2009, Holdings was in compliance with all Holdings Credit Facility covenants.

At September 30, 2009 and December 31, 2008, there were outstanding letters of credit of $28.0 million under the Holdings Credit Facility.

Costs incurred in connection with the Holdings Credit Facility were $166,083 and $106,158 for the nine months ended September 30, 2009 and 2008, respectively.

9.  Letters of Credit

The Citibank Holdings Credit Facility involves a syndicate of lenders (see Note 8), with Citibank acting as administrative agent.  At September 30, 2009 and December 31, 2008, letters of credit for $28.0 million were issued and outstanding.  The following table summarizes the Company’s letters of credit at September 30, 2009.

(Dollars in thousands)
Bank	Commitment	In Use	Date of Expiry
Citibank Holdings Credit Facility	$150,000	$27,959	12/31/2009
Total Citibank Holdings Credit Facility	$150,000	$27,959

10.  Trust Agreements

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to a non-affiliated ceding company.  At September 30, 2009, the total amount on deposit in the trust account was $24.0 million.

11.  Senior Notes

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014.  On March 14, 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010.

Interest expense incurred in connection with these senior notes was $7.8 million for the three months ended September 30, 2009 and 2008, and $23.4 million for the nine months ended September 30, 2009 and 2008.  Market value, which is based on quoted market price at September 30, 2009 and December 31, 2008, was $247.8 million and $186.2 million, respectively, for the 5.40% senior notes and $206.3 million and $156.8 million, respectively, for the 8.75% senior notes.

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

Interest expense incurred in connection with these long term notes was $3.9 million and $6.6 million for the three months ended September 30, 2009 and 2008, respectively, and $14.4 million and $19.8 million for the nine months ended September 30, 2009 and 2008, respectively. Market value, which is based on quoted market prices at September 30, 2009 and December 31, 2008, was $163.4 million on outstanding 6.6% long term subordinated notes of $238.6 million and $168.0 million on outstanding 6.6% long term subordinated notes of $399.6 million, respectively.

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

Fair value, which is primarily based on quoted market price of the related trust preferred securities, at September 30, 2009 and December 31, 2008, was $296.9 million and $222.2 million, respectively, for the 6.20% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $5.1 million for the three months ended September 30, 2009 and 2008, and $15.3 million for the nine months ended September 30, 2009 and 2008.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Nine Months Ended
U.S. Reinsurance	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Gross written premiums	$345,567	$280,467	$876,049	$714,534
Net written premiums	191,666	146,467	487,849	424,982

Premiums earned	$162,037	$167,468	$489,067	$527,475
Incurred losses and LAE	56,158	240,734	232,262	446,013
Commission and brokerage	21,397	27,473	90,525	125,762
Other underwriting expenses	9,665	7,840	25,250	23,500
Underwriting gain (loss)	$74,817	$(108,579)	$141,030	$(67,800)

	Three Months Ended		Nine Months Ended
U.S. Insurance	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Gross written premiums	$230,491	$194,021	$648,719	$595,458
Net written premiums	76,400	98,597	301,910	312,949

Premiums earned	$89,237	$107,822	$306,860	$372,032
Incurred losses and LAE	71,423	78,386	210,329	335,965
Commission and brokerage	10,512	4,798	32,379	48,438
Other underwriting expenses	19,982	16,876	56,415	47,118
Underwriting (loss) gain	$(12,680)	$7,762	$7,737	$(59,489)

	Three Months Ended		Nine Months Ended
Specialty Underwriting	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Gross written premiums	$67,615	$54,828	$183,726	$193,941
Net written premiums	38,259	34,564	102,990	128,787

Premiums earned	$39,182	$35,317	$108,513	$126,318
Incurred losses and LAE	25,197	37,615	73,740	81,747
Commission and brokerage	10,510	8,660	29,435	30,418
Other underwriting expenses	2,383	1,937	6,227	6,182
Underwriting gain (loss)	$1,092	$(12,895)	$(889)	$7,971

	Three Months Ended		Nine Months Ended
International	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Gross written premiums	$272,603	$248,821	$797,606	$654,183
Net written premiums	146,330	144,810	435,650	394,260

Premiums earned	$147,864	$139,285	$433,099	$395,511
Incurred losses and LAE	89,214	90,261	260,964	252,088
Commission and brokerage	34,840	32,885	100,062	90,652
Other underwriting expenses	6,159	4,691	16,463	14,492
Underwriting gain	$17,651	$11,448	$55,610	$38,279

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Underwriting gain (loss)	$80,880	$(102,264)	$203,488	$(81,039)
Net investment income	65,492	97,305	179,667	292,263
Net realized capital gains (losses)	101,394	(108,652)	56,151	(261,347)
Realized gain on debt repurchase	-	-	78,271	-
Corporate expense	(1,675)	(1,425)	(4,871)	(4,502)
Interest, fee and bond issue cost amortization expense	(17,073)	(19,745)	(53,779)	(59,233)
Other income (expense)	15,081	7,951	7,801	(16,039)
Income (loss) before taxes	$244,099	$(126,830)	$466,728	$(129,897)

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, for the periods indicated:

	Three Months Ended		Nine Months Ended
Bermuda Re	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Ceded written premiums	$323,098	$285,039	$879,163	$705,859
Ceded earned premiums	286,537	243,685	835,673	667,799
Ceded losses and LAE (a)	196,630	198,505	529,229	409,440

	Three Months Ended		Nine Months Ended
Everest International	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Ceded written premiums	$68,937	$30,098	$152,819	$73,798
Ceded earned premiums	49,381	25,739	121,664	69,517
Ceded losses and LAE	27,070	21,506	63,625	43,762

(a) Ceded losses and LAE include the Mt. McKinley loss portfolio transfer that constitutes losses ceded under retroactive reinsurance and therefore, in accordance with ASC 944-20 (FAS 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts”), a deferred gain on retroactive reinsurance is reflected in other expenses on the consolidated statement of operations and comprehensive income.

Everest Re sold net assets of its UK branch to Bermuda Re and provided Bermuda Re with a reserve indemnity agreement allowing for indemnity payments of up to 90% of ₤25.0 million of the excess of 2002 and prior reserves, provided that any recognition of profit from the reserves for 2002 and prior underwriting years is taken into account.  The limit available under this agreement was fully exhausted at December 31, 2004.

16. Income Taxes

The Company uses a projected annual effective tax rate in accordance with ASC 740-10-05 (FAS 109, “Accounting for Income Taxes”), to calculate its quarterly tax expense.  Under this methodology, when an interim quarter’s pre-tax income (loss) varies significantly from a full year’s income (loss) projection, the tax impact resulting from the income (loss) variance is effectively spread between the impacted quarter and the remaining quarters of the year, except for discreet items impacting an individual quarter.

The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income taxes.  For the three and nine months ended September 30, 2009, the Company expensed approximately $1.3 million and $3.9 million, respectively, in interest and penalties.

17. Subsequent Events

The Company has evaluated known recognized and nonrecognized subsequent events through November 16, 2009, the date the financial statements were issued.  The Company does not have any subsequent events to report.

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

Starting in the latter part of 2007, throughout 2008 and into 2009, there has been a significant slowdown in the global economy, which has negatively impacted the financial resources of the industry.  Excessive availability and use of credit, particularly by individuals, led to increased defaults on sub-prime mortgages in the U.S. and elsewhere, falling values for houses and many commodities and contracting consumer spending.  The significant increase in default rates negatively impacted the value of asset-backed securities held by both foreign and domestic institutions.  The defaults have led to a corresponding increase in foreclosures, which have driven down housing values, resulting in additional losses on the asset-backed securities.  During the third and fourth quarters of 2008, the credit markets deteriorated dramatically, evidenced by widening credit spreads and dramatically reduced availability of credit.  Many financial institutions, including some insurance entities, experienced liquidity crises due to immediate demands for funds for withdrawals or collateral, combined with falling asset values and their inability to sell assets to meet the increased demands.  As a result, several financial institutions have failed or been acquired at distressed prices, while others have received loans from the U.S. government to continue operations.  The liquidity crisis significantly increased the spreads on fixed maturities and, at the same time, had a dramatic and negative impact on the stock markets around the world.  The combination of losses on securities from failed or impaired companies combined with the decline in values of fixed maturity and equity securities has resulted in significant declines in the capital bases of most insurance and reinsurance companies. While there has been improvement in the financial markets during 2009, it is too early to predict the timing and extent of impact the capital deterioration and subsequent partial recovery will have on insurance and reinsurance market conditions.

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

The reinsurance industry has experienced a period of falling rates and volume, particularly in the casualty lines of business.  We are now seeing smaller rate declines, pockets of stability and some increases in some markets and for some coverages.  As a result of very significant investment and catastrophe losses incurred by both primary insurers and reinsurers over the past year, but principally in the last nine months of 2008, industry-wide capital declined and rating agency scrutiny increased.  It is too early to gauge the extent of hardening, if any, that will occur; however, it appears that much of the redundant capital in the industry has been depleted and the stage is set for firmer markets.

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

The 2009 renewals rates, particularly for property catastrophe and retrocessional covers and in international markets, were generally firmer compared to a year ago.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(Dollars in millions)	2009	2008	(Decrease)	2009	2008	(Decrease)
Gross written premiums	$916.3	$778.1	17.8%	$2,506.1	$2,158.1	16.1%
Net written premiums	452.7	424.4	6.6%	1,328.4	1,261.0	5.3%

REVENUES:
Premiums earned	$438.3	$449.9	-2.6%	$1,337.5	$1,421.3	-5.9%
Net investment income	65.5	97.3	-32.7%	179.7	292.3	-38.5%
Net realized capital gains (losses)	101.4	(108.7)	-193.3%	56.2	(261.3)	-121.5%
Gain on tender of debt	-	-	-	78.3	-	-
Other income (expense)	15.1	8.0	89.6%	7.8	(16.0)	-148.6%
Total revenues	620.3	446.5	38.9%	1,659.4	1,436.2	15.5%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	242.0	447.0	-45.9%	777.3	1,115.8	-30.3%
Commission, brokerage, taxes and fees	77.3	73.8	4.7%	252.4	295.3	-14.5%
Other underwriting expenses	39.9	32.8	21.7%	109.2	95.8	14.0%
Interest, fee and bond issue cost amortization expense	17.1	19.7	-13.5%	53.8	59.2	-9.2%
Total claims and expenses	376.2	573.3	-34.4%	1,192.7	1,566.1	-23.8%

INCOME (LOSS) BEFORE TAXES	244.1	(126.8)	NM	466.7	(129.9)	NM
Income tax expense (benefit)	80.0	(47.9)	NM	128.4	(69.3)	NM
NET INCOME (LOSS)	$164.1	$(78.9)	NM	$338.3	$(60.6)	NM

			Point			Point
RATIOS:			Change			Change
Loss ratio	55.2%	99.4%	(44.2)	58.1%	78.5%	(20.4)
Commission and brokerage ratio	17.6%	16.4%	1.2	18.9%	20.8%	(1.9)
Other underwriting expense ratio	9.1%	7.2%	1.9	8.2%	6.7%	1.5
Combined ratio	81.9%	123.0%	(41.1)	85.2%	106.0%	(20.8)

				At	At	Percentage
				September 30,	December 31,	Increase/
(Dollars in millions)				2009	2008	(Decrease)
Balance sheet data:
Total investments and cash				$8,073.5	$7,395.1	9.2%
Total assets				13,381.8	12,866.6	4.0%
Loss and loss adjustment expense reserves				7,247.0	7,420.0	-2.3%
Total debt				1,017.9	1,179.1	-13.7%
Total liabilities				10,551.3	10,663.7	-1.1%
Stockholder's equity				2,830.5	2,203.0	28.5%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Revenues.
Premiums.  Gross written premiums increased by $138.1 million, or 17.8%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, reflecting an increase of $101.7 million in our reinsurance business and $36.5 million in our insurance business.  Gross written premiums increased by $348.0 million, or 16.1%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, reflecting an increase of $294.7 million in our reinsurance business and $53.3 million in our insurance business. The increased reinsurance business was primarily attributable to increased rates on property business, in both the international and U.S. markets, new crop hail quota share treaty business, expanded participation on renewal contracts and new writings as ceding companies continue to favor reinsurers such as Everest, with strong financial ratings. The increase in insurance premiums were primarily in the financial institutions directors and officers (“D&O”) and errors and omissions (“E&O”) lines of business, which are new offerings for us, as well as additional written property insurance premiums in Florida where rates to exposure remain attractive.

Net written premiums increased by $28.2 million, or 6.6%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, and $67.4 million, or 5.3%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increases in net written premiums are primarily due to the increase in gross written premiums, partially offset by the increase in cessions under the affiliated quota share agreement.  Premiums earned decreased by $11.6 million, or 2.6%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, and $83.8 million, or 5.9%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded on the initiation of coverage.

Net Investment Income. Net investment income decreased by 32.7% for the three months ended September 30, 2009, compared to the three months ended September 30, 2008 and by 38.5% for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, due primarily to losses from our limited partnership investments that principally invest in public and non-public securities, both equity and debt, which report to us on a quarter lag, a reduction in invested assets resulting from the October 1, 2008 loss portfolio transfer agreement with Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”) and lower yields for new long and short term fixed maturity investments.  As a result, net pre-tax investment income, as a percentage of average invested assets, was 3.4% for the three months ended September 30, 2009 compared to 4.6% for the three months ended September 30, 2008 and 3.1% for the nine months ended September 30, 2009 compared to 4.5% for the nine months ended September 30, 2008.

Net Realized Capital Gains (Losses).  Net realized capital gains were $101.4 million and $56.2 million for the three and nine months ended September 30, 2009, respectively.  Net realized capital losses were $108.7 million and $261.3 million for the three and nine months ended September 30, 2008, respectively.  The realized gains and losses reflected for each period were primarily a function of changes in sales, fair value re-measurements and other-than-temporary impairments. The largest changes were the result of the fair value re-measurements of our investment in an affiliated entity’s shares and public equity securities portfolio.  During 2008, our public equity securities portfolio was much larger and with the equity markets declining rapidly, fair value re-measurements resulted in realized losses.  Conversely in 2009, the equity markets improved resulting in fair value re-measurement gains. In addition, other-than-temporary impairments on fixed income securities, decreased period over period due to the improving financial markets.

Realized Gain on Debt Repurchase.  On March 19, 2009, we announced the commencement of a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes due 2067. Upon expiration of the tender offer, we had reduced our outstanding debt by $161.4 million, which resulted in a pre-tax gain on debt repurchase of $78.3 million.

Other Income (Expense).  We recorded other income of $15.1 million and $7.8 million for the three and nine months ended September 30, 2009, respectively. We recorded other income of $8.0 million and other expense of $16.0 million for the three and nine months ended September 30, 2008, respectively. The variances were primarily due to the deferrals on retroactive reinsurance agreements with affiliates and changes in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following tables present our incurred losses and loss adjustment expenses (“LAE”) for all segments for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio%/		Prior	Ratio%/		Total	Ratio%/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional (a)	$246.7	56.3%		$(19.1)	-4.4%		$227.6	51.9%
Catastrophes	11.2	2.6%		3.2	0.7%		14.4	3.3%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$257.9	58.8%		$(15.9)	-3.6%		$242.0	55.2%

2008
Attritional (a)	$301.7	67.1%		$(12.2)	-2.7%		$289.5	64.4%
Catastrophes	151.5	33.7%		6.0	1.3%		157.5	35.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$453.2	100.7%		$(6.2)	-1.4%		$447.0	99.4%

Variance 2009/2008
Attritional (a)	$(55.0)	(10.8)	pts	$(6.9)	(1.6)	pts	$(61.9)	(12.4)	pts
Catastrophes	(140.3)	(31.1)	pts	(2.8)	(0.6)	pts	(143.1)	(31.7)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$(195.3)	(41.9)	pts	$(9.7)	(2.2)	pts	$(205.0)	(44.2)	pts

	Nine Months Ended September 30,
	Current	Ratio%/		Prior	Ratio%/		Total	Ratio%/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional (a)	$789.0	59.0%		$(36.0)	-2.7%		$753.0	56.3%
Catastrophes	20.3	1.5%		4.0	0.3%		24.3	1.8%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$809.3	60.5%		$(32.0)	-2.4%		$777.3	58.1%

2008
Attritional (a)	$870.3	61.2%		$62.9	4.4%		$933.1	65.7%
Catastrophes	168.3	11.8%		14.4	1.0%		182.7	12.9%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$1,038.6	73.1%		$77.2	5.4%		$1,115.8	78.5%

Variance 2009/2008
Attritional (a)	$(81.3)	(2.2)	pts	$(98.8)	(7.1)	pts	$(180.2)	(9.4)	pts
Catastrophes	(148.0)	(10.3)	pts	(10.4)	(0.7)	pts	(158.4)	(11.0)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$(229.3)	(12.6)	pts	$(109.2)	(7.8)	pts	$(338.5)	(20.4)	pts

(a) Attritional losses exclude catastrophe and A&E losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE were lower by $205.0 million, or 45.9%, for the three months ended September 30, 2009 compared to the same period in 2008. Catastrophe losses, at $14.4 million for the three months ended September 30, 2009, were $143.1 million lower than the same period in 2008, primarily due to the absence in 2009, of any large catastrophe losses.  Attritional losses incurred decreased $61.9 million (12.4 points) for the third quarter, period over period, due to mix of business and premiums earned, in conjunction with affiliated cessions.

Incurred losses and LAE were lower by $338.5 million, or 30.3%, for the nine months ended September 30, 2009 compared to the same period in 2008.  The primary contributor to the decrease was the result of the reduction in current year catastrophe losses of $148.0 million. The variance in the prior years’ attritional losses was primarily due to the absence, in 2009, of $85.3 million reserve strengthening on an auto loan credit program.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by $3.4 million, or 4.7%, for the three months ended September 30, 2009 compared to the same period in 2008, and decreased by $42.9 million, or 14.5%, for the nine months ended September 30, 2009 compared to the same period in 2008.  The change in this directly variable expense was influenced by changes in the mix of business and increased cessions under the affiliated quota share agreement.

Other Underwriting Expenses.  Other underwriting expenses were $39.9 million compared to $32.8 million for the three months ended September 30, 2009 and 2008, respectively, and $109.2 million compared to $95.8 million for the nine months ended September 30, 2009 and 2008, respectively. These increases were the result of expansion as we continue to grow our books of business.  In addition, other underwriting expenses included corporate expenses, which are expenses that are not allocated to segments, of $1.7 million and $1.4 million for the three months ended September 30, 2009 and 2008, respectively, and $4.9 million and $4.5 million for the nine months ended September 30, 2009 and 2008, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest and other expense was $17.1 million and $19.7 million for the three months ended September 30, 2009 and 2008, respectively, and $53.8 million and $59.2 million for the nine months ended September 30, 2009 and 2008, respectively.  The decrease, period over period, was primarily due to the partial repurchase of our long term subordinated notes in March 2009.

Income Tax Expense (Benefit). We had an income tax expense of $80.0 million and $128.4 million for the three and nine months ended September 30, 2009, respectively, and an income tax benefit $47.9 million and $69.3 million for the three and nine months ended September 30, 2008, respectively.  The period over period variances were primarily due to the increase in pre-tax net income in 2009 versus pre-tax net losses in 2008.  Our income tax is primarily a function of the statutory tax rate coupled with the impact from tax-preferenced investment income.

Net Income (Loss).
Our net income was $164.1 million and $338.3 million for the three and nine months ended September 30, 2009, respectively, compared to a net loss of $78.9 million and $60.6 million for the three and nine months ended September 30, 2008, respectively. These changes were the result of the items discussed above.

Ratios.
Our combined ratio decreased by 41.1 points to 81.9% for the three months ended September 30, 2009 compared to 123.0% for the three months ended September 30, 2008, and decreased by 20.8 points to 85.2% for the nine months ended September 30, 2009 compared to 106.0% for the nine months ended September 30, 2008.   The loss ratio component decreased 44.2 points and 20.4 points for the three and nine months ended September 30, 2009, respectively, compared to the same periods last year, principally due to the significant decrease in catastrophe losses. The commission and brokerage ratio component increased by 1.2 points and decreased by 1.9 points for the three and nine months ended September 30, 2009, respectively, compared to the same periods last year, due to mix of business and increased cessions under the affiliated quota share agreement, while the other underwriting expense ratio component increased by 1.9 points and 1.5 points for the three and nine months ended September 30, 2009, respectively, compared to the same periods last year.

Stockholder's Equity.
Stockholder's equity increased by $627.5 million to $2,830.5 million at September 30, 2009 from $2,203.0 million at December 31, 2008, principally as a result of $338.3 million of net income, $261.2 million of unrealized appreciation on investments, net of tax, $21.6 million of foreign currency translation adjustments and $4.1 million of share-based compensation transactions.

Consolidated Investment Results

Net Investment Income.
Net investment income decreased 32.7% to $65.5 million for the three months ended September 30, 2009 from $97.3 million for the three months ended September 30, 2008, and decreased to $179.7 million for the nine months ended September 30, 2009 from $292.3 million for the nine months ended September 30, 2008.  These decreases were primarily due to losses from our limited partnership investments that  principally invest in public and non-public securities, both equity and debt, which reported to us on a quarter lag, a reduction in invested assets resulting from the October 1, 2008 loss portfolio transfer agreement with Bermuda Re and lower yields for new long and short term fixed maturity investments.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2009	2008	2009	2008
Fixed maturity securities	$71.0	$81.1	$212.9	$233.1
Equity securities	0.8	1.8	2.2	4.9
Short-term investments and cash	0.3	4.3	3.3	23.8
Other invested assets
Limited partnerships	(4.4)	10.2	(36.5)	29.9
Other	0.7	2.4	5.7	7.2
Total gross investment income	68.2	99.8	187.6	299.0
Interest credited and other expense	(2.8)	(2.4)	(7.9)	(6.6)
Total net investment income	$65.5	$97.3	$179.7	$292.3
(Some amounts may not reconcile due to rounding)

The following tables show a comparison of various investment yields for the periods indicated:

	At September 30,	At December 31,
	2009	2008
Imbedded pre-tax yield of cash and invested assets	3.8%	4.3%
Imbedded after-tax yield of cash and invested assets	3.1%	3.5%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Annualized pre-tax yield on average cash and invested assets	3.4%	4.6%	3.1%	4.5%
Annualized after-tax yield on average cash and invested assets	2.9%	3.6%	2.7%	3.6%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Dollars in millions)	2009	2008	Variance	2009	2008	Variance
Gains (losses) from sales:
Fixed maturity, market value
Gains	$2.0	$-	$2.0	$4.0	$1.1	$2.9
Losses	(6.1)	(12.2)	6.1	(36.6)	(14.2)	(22.4)
Total	(4.1)	(12.2)	8.1	(32.6)	(13.1)	(19.5)

Fixed maturity securities, fair value
Gains	0.3	-	0.3	0.6	-	0.6
Losses	(0.1)	-	(0.1)	(0.1)	-	(0.1)
Total	0.2	-	0.2	0.4	-	0.5

Equity securities, market value
Gains	8.0	-	8.0	8.0	-	8.0
Losses	-	-	-	-	-	-
Total	8.0	-	8.0	8.0	-	8.0

Equity securities, fair value
Gains	1.3	3.8	(2.5)	7.2	5.9	1.3
Losses	-	(4.8)	4.8	(0.7)	(18.5)	17.8
Total	1.3	(1.0)	2.3	6.5	(12.6)	19.1

Total net realized gains (losses) from sales
Gains	11.6	3.8	7.8	19.8	7.0	12.8
Losses	(6.3)	(17.0)	10.7	(37.5)	(32.7)	(4.8)
Total	5.4	(13.2)	18.6	(17.7)	(25.7)	8.0

Other than temporary impairments:	-	(63.8)	63.8	(5.5)	(67.9)	62.4

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	5.8	(0.2)	6.0	7.8	(0.2)	8.0
Equity securities, fair value	23.1	(58.8)	81.9	23.4	(122.9)	146.3
Other invested assets, fair value	67.1	27.4	39.7	48.1	(44.6)	92.7
Total	96.0	(31.6)	127.6	79.3	(167.7)	247.0

Total net realized gains (losses)	$101.4	$(108.7)	$210.0	$56.2	$(261.3)	$317.5

(Some amounts may not reconcile due to rounding)

We reported $101.4 million net realized capital gains and $108.7 million net realized capital losses for the three months ended September 30, 2009 and 2008, respectively. We recorded $96.0 million in net realized capital gains and $31.6 million in net realized capital losses due to fair value re-measurements for the three months ended September 30, 2009 and 2008, respectively. This improvement in fair value was primarily due to the healthier financial markets. In addition, we did not record any other-than-temporary impairments for the three months ended September 30, 2009 compared to the $63.8 million recorded for the three months ended September 30, 2008.

We reported $56.2 million net realized capital gains and $261.3 million net realized capital losses for the nine months ended September 30, 2009 and 2008, respectively. We recorded $79.3 million in net realized capital gains and $167.7 million in net realized capital losses due to fair value re-measurements for the nine months ended September 30, 2009 and 2008, respectively. Once again, this improvement in fair value was primarily due to the improved financial markets. We recorded other-than-temporary impairments of $5.5 million and $67.9 million for the nine months ended September 30, 2009 and 2008, respectively.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2009	2008	Variance	% Change	2009	2008	Variance	% Change
Gross written premiums	$345.6	$280.5	$65.1	23.2%	$876.0	$714.5	$161.5	22.6%
Net written premiums	191.7	146.5	45.2	30.9%	487.8	425.0	62.9	14.8%

Premiums earned	$162.0	$167.5	$(5.4)	-3.2%	$489.1	$527.5	$(38.4)	-7.3%
Incurred losses and LAE	56.2	240.7	(184.6)	-76.7%	232.3	446.0	(213.8)	-47.9%
Commission and brokerage	21.4	27.5	(6.1)	-22.1%	90.5	125.8	(35.2)	-28.0%
Other underwriting expenses	9.7	7.8	1.8	23.3%	25.3	23.5	1.8	7.4%
Underwriting gain (loss)	$74.8	$(108.6)	$183.4	-168.9%	$141.0	$(67.8)	$208.8	NM

				Point Chg				Point Chg
Loss ratio	34.7%	143.7%		(109.0)	47.5%	84.6%		(37.1)
Commission and brokerage ratio	13.2%	16.4%		(3.2)	18.5%	23.8%		(5.3)
Other underwriting expense ratio	5.9%	4.7%		1.2	5.2%	4.5%		0.7
Combined ratio	53.8%	164.8%		(111.0)	71.2%	112.9%		(41.7)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums increased by 23.2% to $345.6 million for the three months ended September 30, 2009 from $280.5 million for the three months ended September 30, 2008, primarily due to $26.8 million from several new crop hail quota share treaties, a $20.9 million (28.6%) increase in treaty casualty volume, a $13.4 million (7.0%) increase in treaty property volume and a $4.0 million (22.7%) increase in facultative volume. Our treaty casualty premiums were higher as we are writing more quota share business, which in part, is driven by the capital concerns of our ceding company customers looking for broader reinsurance support. The crop hail business is a new 2009 line of business for us and we anticipate similar volume in the remaining quarter of 2009. Net written premiums increased by 30.9% to $191.7 million for the three months ended September 30, 2009 compared to $146.5 million for the three months ended September 30, 2008, primarily due to the increase in gross written premiums. Premiums earned decreased by 3.2% to $162.0 million for the three months ended September 30, 2009 compared to $167.5 million for the three months ended September 30, 2008. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums, for proportionate contracts, are earned ratably over the coverage period whereas written premiums are recorded on the initiation of the coverage period. In addition, part of the variance was due to the impact of changes in the affiliated quota share agreement.

Gross written premiums increased by 22.6% to $876.0 million for the nine months ended September 30, 2009 from $714.5 million for the nine months ended September 30, 2008, primarily due to $68.5 million from the new crop hail quota share treaties, a $59.8 million (29.7%) increase in treaty casualty volume, a $31.0 million (7.0%) increase in treaty property volume and a $2.2 million (3.2%) increase in facultative volume. Net written premiums increased by 14.8% to $487.8 million for the nine months ended September 30, 2009 compared to $425.0 million for the nine months ended September 30, 2008, primarily due to the increase in gross written premiums combined with increased cessions under the affiliated quota share agreement. Premiums earned decreased by 7.3% to $489.1 million for the nine months ended September 30, 2009 compared to $527.5 million for the nine months ended September 30, 2008. Variances for the nine months were reflective of the change in premium volume, timing and cessions under the affiliated quota share reinsurance agreement.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio%/		Prior	Ratio%/		Total	Ratio%/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$72.7	44.9%		$(18.4)	-11.4%		$54.3	33.5%
Catastrophes	-	0.0%		1.8	1.1%		1.8	1.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$72.7	44.9%		$(16.6)	-10.2%		$56.2	34.7%

2008
Attritional	$96.9	57.8%		$4.9	2.9%		$101.8	60.8%
Catastrophes	133.4	79.7%		5.6	3.3%		138.9	83.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$230.3	137.5%		$10.5	6.3%		$240.7	143.7%

Variance 2009/2008
Attritional	$(24.1)	(13.0)	pts	$(23.3)	(14.3)	pts	$(47.5)	(27.3)	pts
Catastrophes	(133.4)	(79.7)	pts	(3.7)	(2.2)	pts	(137.1)	(81.8)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$(157.5)	(92.6)	pts	$(27.1)	(16.5)	pts	$(184.6)	(109.0)	pts

	Nine Months Ended September 30,
	Current	Ratio%/		Prior	Ratio%/		Total	Ratio%/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$250.2	51.2%		$(18.1)	-3.7%		$232.1	47.5%
Catastrophes	-	0.0%		0.1	0.0%		0.1	0.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$250.2	51.2%		$(18.0)	-3.7%		$232.3	47.5%

2008
Attritional	$285.6	54.2%		$9.5	1.8%		$295.1	55.9%
Catastrophes	139.4	26.4%		11.6	2.2%		150.9	28.6%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$425.0	80.6%		$21.0	4.0%		$446.0	84.6%

Variance 2009/2008
Attritional	$(35.4)	(3.0)	pts	$(27.6)	(5.5)	pts	$(62.9)	(8.5)	pts
Catastrophes	(139.4)	(26.4)	pts	(11.4)	(2.2)	pts	(150.8)	(28.6)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$(174.8)	(29.4)	pts	$(39.0)	(7.7)	pts	$(213.8)	(37.1)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses were $184.6 million (109.0 points) lower for the three months ended September 30, 2009 compared the three months ended September 30, 2008, primarily as a result of a $133.4 million (79.7 points) decrease due to the absence of current year catastrophe losses in the third quarter of 2009 compared to the same period in 2008. In addition, prior years’ reserves developed favorably in 2009 by $16.6 million, primarily treaty casualty, compared to unfavorable development in 2008 of $10.5 million, primarily treaty property.

Incurred losses were $213.8 million (37.1 points) lower at $232.3 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily due to a $139.4 million (26.4 points) decrease due to absence of current year catastrophe losses in 2009 and $39.0 million (7.7 points) favorable variance, period over period, of prior years’ reserve development.

Segment Expenses.  Commission and brokerage expenses decreased 22.1% to $21.4 million for the three months ended September 30, 2009 from $27.5 million for the three months ended September 30, 2008. Commission and brokerage expenses decreased 28.0% to $90.5 million for the nine months ended September 30, 2009 from $125.8 million for the nine months ended September 30, 2008. These decreases were primarily due to the fluctuation in premiums earned in conjunction with the change in the mix and type of business written and the increased cessions under the affiliated quota share agreement.  Segment other underwriting expenses were $9.7 million and $7.8 million for the three months ended September 30, 2009 and 2008, respectively. Segment other underwriting expenses for the nine months ended September 30, 2009 and 2008 were $25.3 million and $23.5 million, respectively.

U.S. Insurance.
The following table presents the underwriting results and ratios for the U.S. Insurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2009	2008	Variance	% Change	2009	2008	Variance	% Change
Gross written premiums	$230.5	$194.0	$36.5	18.8%	$648.7	$595.5	$53.3	8.9%
Net written premiums	76.4	98.6	(22.2)	-22.5%	301.9	312.9	(11.0)	-3.5%

Premiums earned	$89.2	$107.8	$(18.6)	-17.2%	$306.9	$372.0	$(65.2)	-17.5%
Incurred losses and LAE	71.4	78.4	(7.0)	-8.9%	210.3	336.0	(125.6)	-37.4%
Commission and brokerage	10.5	4.8	5.7	119.1%	32.4	48.4	(16.1)	-33.2%
Other underwriting expenses	20.0	16.9	3.1	18.4%	56.4	47.1	9.3	19.7%
Underwriting (loss) gain	$(12.7)	$7.8	$(20.4)	NM	$7.7	$(59.5)	$67.2	-113.0%

				Point Chg				Point Chg
Loss ratio	80.0%	72.7%		7.3	68.5%	90.3%		(21.8)
Commission and brokerage ratio	11.8%	4.4%		7.4	10.6%	13.0%		(2.4)
Other underwriting expense ratio	22.4%	15.7%		6.7	18.4%	12.7%		5.7
Combined ratio	114.2%	92.8%		21.4	97.5%	116.0%		(18.5)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Premiums.  Gross written premiums increased by 18.8% to $230.5 million for the three months ended September 30, 2009 from $194.0 million for the three months ended September 30, 2008. Most of the new premium was derived from our entry into the financial institution D&O and E&O market and additional property insurance written in Florida, where rates to exposure remain attractive.  Net written premiums decreased by 22.5% to $76.4 million for the three months ended September 30, 2009 compared to $98.6 million for the three months ended September 30, 2008. The change in net written premiums was primarily due to the increase in gross written premiums, partially offset by the change in reinsurance cessions. Premiums earned decreased 17.2% to $89.2 million for the three months ended September 30, 2009 from $107.8 million for the three months ended September 30, 2008.

Gross written premiums increased by 8.9% to $648.7 million for the nine months ended September 30, 2009 from $595.5 million for the nine months ended September 30, 2008. Net written premiums decreased by 3.5% to $301.9 million for the nine months ended September 30, 2009 compared to $312.9 million for the nine months ended September 30, 2008. Premiums earned decreased 17.5% to $306.9 million for the nine months ended September 30, 2009 from $372.0 million for the nine months ended September 30, 2008.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period, in addition to the impact of the affiliated quota share agreement.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the U.S. Insurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio%/		Prior	Ratio%/		Total	Ratio%/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$71.4	80.0%		$0.1	0.1%		$71.4	80.0%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$71.4	80.0%		$0.1	0.1%		$71.4	80.0%

2008
Attritional	$80.7	74.9%		$(2.4)	-2.2%		$78.4	72.7%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$80.7	74.9%		$(2.4)	-2.2%		$78.4	72.7%

Variance 2009/2008
Attritional	$(9.4)	5.1	pts	$2.4	2.3	pts	$(7.0)	7.3	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total segment	$(9.4)	5.1	pts	$2.4	2.3	pts	$(7.0)	7.3	pts

	Nine Months Ended September 30,
	Current	Ratio%/		Prior	Ratio%/		Total	Ratio%/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$226.8	73.9%		$(16.4)	-5.4%		$210.3	68.5%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$226.8	73.9%		$(16.4)	-5.4%		$210.3	68.5%

2008
Attritional	$261.8	70.4%		$74.4	20.0%		$336.2	90.4%
Catastrophes	-	0.0%		(0.2)	-0.1%		(0.2)	-0.1%
Total segment	$261.8	70.4%		$74.2	19.9%		$336.0	90.3%

Variance 2009/2008
Attritional	$(35.1)	3.5	pts	$(90.8)	(25.3)	pts	$(125.8)	(21.8)	pts
Catastrophes	-	-	pts	0.2	0.1	pts	0.2	0.1	pts
Total segment	$(35.1)	3.5	pts	$(90.6)	(25.3)	pts	$(125.6)	(21.8)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 8.9% to $71.4 million for the three months ended September 30, 2009 from $78.4 million for the three months ended September 30, 2008, primarily driven by the $9.4 million decrease in current year attritional losses, principally as a result of the 17.2% decrease in premiums earned.

Incurred losses and LAE decreased by 37.4% to $210.3 million for the nine months ended September 30, 2009 from $336.0 million for the nine months ended September 30, 2008, primarily driven by the 17.5% decrease in premiums earned and the absence, in 2009, of $85.3 million of prior years’ attritional loss development on an auto loan credit program.

Segment Expenses. Commission and brokerage expenses increased to $10.5 million for the three months ended September 30, 2009 from $4.8 million for the three months ended September 30, 2008. Commission and brokerage expenses decreased by 33.2% to $32.4 million for the nine months ended September 30, 2009 from $48.4 million for the nine months ended September 30, 2008. These variances were primarily due to the decrease in premiums earned, changes in the mix of business written and the impact from internal quota share agreements whereby other underwriting expenses were ceded through commission and brokerage expense.  Segment other underwriting expenses were $20.0 million and $16.9 million for the three months ended September 30, 2009 and 2008, respectively. Segment other underwriting expenses were $56.4 million and $47.1 million for the nine months ended September 30, 2009 and 2008, respectively. These increases were primarily due to compensation costs.

Specialty Underwriting.
The following table presents the underwriting results and ratios for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2009	2008	Variance	% Change	2009	2008	Variance	% Change
Gross written premiums	$67.6	$54.8	$12.8	23.3%	$183.7	$193.9	$(10.2)	-5.3%
Net written premiums	38.3	34.6	3.7	10.7%	103.0	128.8	(25.8)	-20.0%

Premiums earned	$39.2	$35.3	$3.9	10.9%	$108.5	$126.3	$(17.8)	-14.1%
Incurred losses and LAE	25.2	37.6	(12.4)	-33.0%	73.7	81.7	(8.0)	-9.8%
Commission and brokerage	10.5	8.7	1.9	21.4%	29.4	30.4	(1.0)	-3.2%
Other underwriting expenses	2.4	1.9	0.4	23.0%	6.2	6.2	-	0.7%
Underwriting gain (loss)	$1.1	$(12.9)	$14.0	-108.5%	$(0.9)	$8.0	$(8.9)	-111.2%

				Point Chg				Point Chg
Loss ratio	64.3%	106.5%		(42.2)	68.0%	64.7%		3.3
Commission and brokerage ratio	26.8%	24.5%		2.3	27.1%	24.1%		3.0
Other underwriting expense ratio	6.1%	5.5%		0.6	5.7%	4.9%		0.8
Combined ratio	97.2%	136.5%		(39.3)	100.8%	93.7%		7.1

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums increased by 23.3% to $67.6 million for the three months ended September 30, 2009 from $54.8 million for the three months ended September 30, 2008, primarily due to a $9.0 million increase in aviation premiums and a $7.6 million increase in A&H premiums, partially offset by a $4.0 million decrease in surety premiums.  Net written premiums increased by 10.7% to $38.3 million for the three months ended September 30, 2009 compared to $34.6 million for the three months ended September 30, 2008, as a result of the increase in the aviation and A&H lines.  Premiums earned increased by 10.9% to $39.2 million for the three months ended September 30, 2009 compared to $35.3 million for the three months ended September 30, 2008, in line with the change in net written premiums.

Gross written premiums decreased by 5.3% to $183.7 million for the nine months ended September 30, 2009 from $193.9 million for the nine months ended September 30, 2008, primarily due to a $24.1 million decrease in marine premiums, partially offset by a $9.5 million increase in aviation premiums and a $3.6 million increase in A&H premiums.  Net written premiums decreased by 20.0% to $103.0 million for the nine months ended September 30, 2009 compared to $128.8 million for the nine months ended September 30, 2008, as a result of the decrease in gross writings and increased cessions under the affiliated quota share agreement.  Premiums earned decreased to $108.5 million for the nine months ended September 30, 2009 from $126.3 million for the nine months ended September 30, 2008. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio%/		Prior	Ratio%/		Total	Ratio%/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$26.2	66.8%		$(0.2)	-0.4%		$26.0	66.4%
Catastrophes	-	0.0%		(0.8)	-2.1%		(0.8)	-2.1%
Total segment	$26.2	66.8%		$(1.0)	-2.5%		$25.2	64.3%

2008
Attritional	$24.6	69.8%		$-	0.0%		$24.6	69.8%
Catastrophes	10.5	29.7%		2.5	7.0%		13.0	36.7%
Total segment	$35.1	99.5%		$2.5	7.0%		$37.6	106.5%

Variance 2009/2008
Attritional	$1.5	(3.0)	pts	$(0.2)	(0.4)	pts	$1.4	(3.4)	pts
Catastrophes	(10.5)	(29.7)	pts	(3.3)	(9.1)	pts	(13.8)	(38.8)	pts
Total segment	$(9.0)	(32.7)	pts	$(3.4)	(9.5)	pts	$(12.4)	(42.2)	pts

	Nine Months Ended September 30,
	Current	Ratio%/		Prior	Ratio%/		Total	Ratio%/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$77.0	70.9%		$(6.0)	-5.5%		$71.0	65.4%
Catastrophes	-	0.0%		2.8	2.6%		2.8	2.6%
Total segment	$77.0	70.9%		$(3.2)	-3.0%		$73.7	68.0%

2008
Attritional	$75.1	59.5%		$(7.7)	-6.1%		$67.4	53.4%
Catastrophes	10.5	8.3%		3.9	3.1%		14.4	11.4%
Total segment	$85.6	67.8%		$(3.9)	-3.1%		$81.7	64.7%

Variance 2009/2008
Attritional	$1.8	11.5	pts	$1.7	0.6	pts	$3.6	12.0	pts
Catastrophes	(10.5)	(8.3)	pts	(1.1)	(0.5)	pts	(11.6)	(8.8)	pts
Total segment	$(8.7)	3.1	pts	$0.7	0.1	pts	$(8.0)	3.3	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 33.0% to $25.2 million for the three months ended September 30, 2009 compared to $37.6 million for the three months ended September 30, 2008, principally as a result of favorable variances in current and prior years’ catastrophe losses in 2009 in comparison to 2008.

Incurred losses and LAE decreased by 9.8% to $73.7 million for the nine months ended September 30, 2009 compared to $81.7 million for the nine months ended September 30, 2008, primarily as a result of decreased catastrophe losses in 2009 in comparison to 2008.

Segment Expenses.  Commission and brokerage expenses increased to $10.5 million for the three months ended September 30, 2009 from $8.7 million for the three months ended September 30, 2008. Commission and brokerage expenses decreased to $29.4 million for the nine months ended September 30, 2009 from $30.4 million for the nine months ended September 30, 2008. These fluctuations are primarily the result of fluctuations in premiums earned and the increase in the affiliated quota share agreement. Segment other underwriting expenses were $2.4 million and $1.9 million for the three months ended September 30, 2009 and 2008, respectively.  Segment other underwriting expenses were $6.2 million for the nine months ended September 30, 2009 and 2008.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2009	2008	Variance	% Change	2009	2008	Variance	% Change
Gross written premiums	$272.6	$248.8	$23.8	9.6%	$797.6	$654.2	$143.4	21.9%
Net written premiums	146.3	144.8	1.5	1.0%	435.7	394.3	41.4	10.5%

Premiums earned	$147.9	$139.3	$8.6	6.2%	$433.1	$395.5	$37.6	9.5%
Incurred losses and LAE	89.2	90.3	(1.0)	-1.2%	261.0	252.1	8.9	3.5%
Commission and brokerage	34.8	32.9	2.0	5.9%	100.1	90.7	9.4	10.4%
Other underwriting expenses	6.2	4.7	1.5	31.3%	16.5	14.5	2.0	13.6%
Underwriting gain	$17.7	$11.4	$6.2	54.2%	$55.6	$38.3	$17.3	45.3%

				Point Chg				Point Chg
Loss ratio	60.3%	64.8%		(4.5)	60.3%	63.7%		(3.4)
Commission and brokerage ratio	23.6%	23.6%		-	23.1%	22.9%		0.2
Other underwriting expense ratio	4.2%	3.4%		0.8	3.8%	3.7%		0.1
Combined ratio	88.1%	91.8%		(3.7)	87.2%	90.3%		(3.1)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums increased by 9.6% to $272.6 million for the three months ended September 30, 2009 from $248.8 million for the three months ended September 30, 2008. As a result of our strong financial strength ratings, we continue to see increased participations on treaties in most regions, new business writings and preferential signings, including preferential terms and conditions. In addition, rates, in some markets, also contributed to the increased written premiums. Premiums written through the Brazil, Miami and New Jersey offices increased by $11.1 million (7.0%), through the Asian branch by $7.4 million (13.8%) and through the Canadian branch by $5.3 million (14.0%).  Net written premiums increased by 1.0% to $146.3 million for the three months ended September 30, 2009 compared to $144.8 million for the three months ended September 30, 2008, primarily due to the increase in gross written premiums, which were partially offset by increased cessions under the affiliated quota share agreement.  Premiums earned increased by 6.2% to $147.9 million for the three months ended September 30, 2009 compared to $139.3 million for the three months ended September 30, 2008.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned notably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 21.9% to $797.6 million for the nine months ended September 30, 2009 from $654.2 million for the nine months ended September 30, 2008. Premiums written through the Brazil, Miami and New Jersey offices increased by $112.5 million (27.3%) and through the Asian branch by $31.9 million (24.5%), while premiums written through the Canadian branch decreased by $1.0 million (0.9%).  Net written premiums increased by 10.5% to $435.7 million for the nine months ended September 30, 2009 compared to $394.3 million for the nine months ended September 30, 2008.  Premiums earned increased by 9.5% to $433.1 million for the nine months ended September 30, 2009 compared to $395.5 million for the nine months ended September 30, 2008, in line with the increase in net written premiums.  Variance explanations for the nine months were similar to factors discussed above for the three months.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio%/		Prior	Ratio%/		Total	Ratio%/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$76.4	51.7%		$(0.6)	-0.4%		$75.8	51.3%
Catastrophes	11.2	7.6%		2.1	1.5%		13.4	9.0%
Total segment	$87.7	59.3%		$1.5	1.0%		$89.2	60.3%

2008
Attritional	$99.4	71.4%		$(14.8)	-10.6%		$84.7	60.8%
Catastrophes	7.6	5.5%		(2.0)	-1.5%		5.6	4.0%
Total segment	$107.0	76.9%		$(16.8)	-12.0%		$90.3	64.8%

Variance 2009/2008
Attritional	$(23.0)	(19.7)	pts	$14.2	10.2	pts	$(8.8)	(9.5)	pts
Catastrophes	3.6	2.1	pts	4.2	2.9	pts	7.8	5.0	pts
Total segment	$(19.4)	(17.6)	pts	$18.3	13.0	pts	$(1.0)	(4.5)	pts

	Nine Months Ended September 30,
	Current	Ratio%/		Prior	Ratio%/		Total	Ratio%/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$235.0	54.3%		$4.5	1.1%		$239.5	55.3%
Catastrophes	20.3	4.7%		1.1	0.3%		21.4	5.0%
Total segment	$255.3	58.9%		$5.7	1.3%		$261.0	60.3%

2008
Attritional	$247.7	62.6%		$(13.2)	-3.3%		$234.5	59.3%
Catastrophes	18.4	4.7%		(0.8)	-0.2%		17.6	4.5%
Total segment	$266.1	67.3%		$(14.1)	-3.6%		$252.1	63.7%

Variance 2009/2008
Attritional	$(12.7)	(8.4)	pts	$17.8	4.4	pts	$5.0	(4.0)	pts
Catastrophes	1.9	0.0	pts	2.0	0.5	pts	3.8	0.5	pts
Total segment	$(10.8)	(8.4)	pts	$19.7	4.9	pts	$8.9	(3.4)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 1.2% to $89.2 million for the three months ended September 30, 2009 compared to $90.3 million for the three months ended September 30, 2008.  The segment loss ratio decreased by 4.5 points for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, primarily due to the decreased third quarter 2009 attritional losses (9.5 points), partially offset by the increased catastrophe losses (5.0 points).

Incurred losses and LAE increased by 3.5% to $261.0 million for the nine months ended September 30, 2009 compared to $252.1 million for the nine months ended September 30, 2008, primarily as a result of the increase in premium earned.

Segment Expenses.  Commission and brokerage expenses increased 5.9% to $34.8 million for the three months ended September 30, 2009 from $32.9 million for the three months ended September 30, 2008. Commission and brokerage expenses increased 10.4% to $100.1 million for the nine months ended September 30, 2009 from $90.7 million for the nine months ended September 30, 2008.  These changes are primarily the result of the change in earned premium and the blend of business mix. Segment other underwriting expenses were $6.2 million and $4.7 million for the three months ended September 30, 2009 and 2008, respectively.  Segment other underwriting expenses were $16.5 million and $14.5 million for the nine months ended September 30, 2009 and 2008, respectively.

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

Our current investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity.  Our mix of taxable and tax-preferenced investments is adjusted periodically, consistent with our current and projected operating results, market conditions and our tax position.  The fixed maturity securities in the investment portfolio are comprised of non-trading available for sale securities.  Additionally, we have invested in equity securities.

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

Interest Rate Risk. Our $8.1 billion investment portfolio at September 30, 2009 was principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $509.7 million of mortgage-backed securities in the $6,416.7 million fixed maturity securities portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity securities portfolio (including $645.1 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At September 30, 2009
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$7,665.3	$7,380.6	$7,061.8	$6,697.5	$6,353.4
Market/Fair Value Change from Base (%)	8.5%	4.5%	0.0%	-5.2%	-10.0%
Change in Unrealized Appreciation
After-tax from Base ($)	$392.3	$207.2	$-	$(236.8)	$(460.5)

We had $7,247.0 million and $7,420.0 million of gross reserves for losses and LAE as of September 30, 2009 and December 31, 2008, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our fixed income portfolio has an expected duration that is reasonably consistent with our loss and loss reserve obligations.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At September 30, 2009
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$126.8	$142.6	$158.5	$174.3	$190.2
After-tax Change in Fair/Market Value	$(20.6)	$(10.3)	$-	$10.3	$20.6

Foreign Currency Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Generally, we prefer to maintain the capital of our operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for our foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with ASC 830 (Financial Accounting Standards No. 52 “Foreign Currency Translation”), we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of September 30, 2009 there has been no material change in exposure to foreign exchange rates as compared to December 31, 2008.

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

Dated: November 16, 2009