Form 10-K
period 2009-12-31
EVEREST REINSURANCE HOLDINGS INC
filed 2010-03-31
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

The aggregate market value on June 30, 2009, the last business day of the registrant’s most recently completed second quarter, of the voting stock held by non-affiliates of the registrant was zero.

At March 15, 2010, the number of shares outstanding of the registrant common shares was 1,000, all of which are owned by Everest Underwriting Group (Ireland) Limited, a wholly-owned direct subsidiary of Everest Re Group, Ltd.

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I of Form 10-K.

EVEREST REINSURANCE HOLDINGS, INC.

PART I

Unless otherwise indicated, all financial data in this document have been prepared using accounting principles generally accepted in the United States of America (“GAAP”).  As used in this document, “Holdings” means Everest Reinsurance Holdings, Inc.; “Group” means Everest Re Group, Ltd.; “Holdings Ireland” means Everest Underwriting Group (Ireland) Limited; “Everest Re” means Everest Reinsurance Company and its subsidiaries (unless the context otherwise requires) and the “Company”, “we”, “us”, and “our” means Holdings and its subsidiaries (unless the context otherwise requires).

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

The Company’s principal business, conducted through its operating segments, is the underwriting of reinsurance and insurance in the U.S. and international markets. The Company had gross written premiums, in 2009, of $3.3 billion, with approximately 75% representing reinsurance and 25% representing insurance.  Stockholder’s equity at December 31, 2009 was $2.9 billion. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company’s preferred reinsurance purchasing method.  The Company underwrites insurance principally through general agent relationships, brokers and surplus lines brokers.  Holdings’ active operating subsidiaries, excluding Mt. McKinley Insurance Company (“Mt. McKinley”), which is in runoff, are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.

Following is a summary of the Company’s operating subsidiaries:

•
Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states, the District of Columbia and Puerto Rico and is authorized to conduct reinsurance business in Canada, Singapore and Brazil. Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets.  Everest Re engages in reinsurance transactions with Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”) and Everest International Reinsurance, Ltd. (“Everest International”), affiliates, primarily driven by enterprise risk and capital management considerations under which business is ceded at market rates and terms (“the affiliated quota share agreement”).  At December 31, 2009 Everest Re had statutory surplus of $2.8 billion.

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

There are two basic types of reinsurance arrangements: treaty and facultative.  Treaty reinsurance obligates the ceding company to cede and the reinsurer to assume a specified portion of a type or category of risks insured by the ceding company.  Treaty reinsurers do not separately evaluate each of the individual risks assumed under their treaties, instead, the reinsurer relies upon the pricing and underwriting decisions made by the ceding company.  In facultative reinsurance, the ceding company cedes and the reinsurer assumes all or part of the risk under a single insurance contract.  Facultative reinsurance is negotiated separately for each insurance contract that is reinsured.  Facultative reinsurance, when purchased by ceding companies, usually is intended to cover individual risks not covered by their reinsurance treaties because of the dollar limits involved or because the risk is unusual.

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

Reinsurance can be written through intermediaries, generally professional reinsurance brokers, or directly with ceding companies.  From a ceding company's perspective, the broker and the direct distribution channels have advantages and disadvantages.  A ceding company's decision to select one distribution channel over the other will be influenced by its perception of such advantages and disadvantages relative to the reinsurance coverage being placed.

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

The Company’s underwriting strategies emphasize underwriting profitability over premium volume.  Key elements of this strategy include careful risk selection, appropriate pricing through strict underwriting discipline and adjustment of the Company’s business mix in response to changing market conditions.  The Company focuses on reinsuring companies that effectively manage the underwriting cycle through proper analysis and pricing of underlying risks and whose underwriting guidelines and performance are compatible with its objectives.

The Company’s underwriting strategies emphasize flexibility and responsiveness to changing market conditions, such as increased demand or favorable pricing trends.  The Company believes that its existing strengths, including its broad underwriting expertise, U.S. and international presence, strong financial ratings and substantial capital, facilitate adjustments to its mix of business geographically, by line of business and by type of coverage, allowing it to participate in those market opportunities that provide the greatest potential for underwriting profitability.  The Company’s insurance operations complement these strategies by accessing business that is not available on a reinsurance basis.  The Company carefully monitors its mix of business across all operations to avoid unacceptable geographic or other risk concentrations.

Capital Transactions.
The Company’s business operations are in part dependent on its financial strength and financial strength ratings, and the market’s perception of its financial strength.  The Company’s stockholder’s equity was $2,858.8 million and $2,203.0 million at December 31, 2009 and 2008, respectively. The Company possesses significant financial flexibility with access to the debt markets and, through its ultimate parent, equity markets, as a result of its perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.  During the last six months of 2008 and into 2009, the capital markets were illiquid in reaction to the deepening credit crisis which led to bank and other financial institution failures and effective failures.  Credit spreads widened and the equity markets declined significantly during this period making access to the capital markets, for even highly rated companies, difficult and costly.  The Company’s capital position remains strong, commensurate with its financial ratings and the Company has ample liquidity to meet its financial obligations for the foreseeable future.

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

On March 19, 2009, Group announced the commencement of a cash tender offer for any and all of the 6.6% fixed to floating rate long term subordinated notes.  Upon expiration of the tender offer, the Company had reduced its outstanding debt by $161.4 million, which resulted in a pre-tax gain on debt repurchase of $78.3 million.

On March 15, 2010, the $200.0 million principal amount of 8.75% senior notes matured, and was paid off in cash.

Financial Strength Ratings.
The following table shows the current financial strength ratings of the Company’s operating subsidiaries as reported by A.M. Best, Standard & Poor’s Financial Services LLC (“Standard & Poor’s”) and Moody’s Investors Service, Inc. (“Moody’s”).  These ratings are based upon factors of concern to policyholders and should not be considered an indication of the degree or lack of risk involved in a direct or indirect equity investment in an insurance or reinsurance company.

All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies.  The ratings presented in the following table were in effect as of February 28, 2010.

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

Debt Ratings.
The following table shows the debt ratings by A.M. Best, Standard & Poor’s and Moody’s of the Company’s senior notes due March 15, 2010 and October 15, 2014 and long term notes due May 1, 2067 and Everest Re Capital Trust II’s (“Capital Trust II”) trust preferred securities due March 29, 2034, all of which are considered investment grade.  Debt ratings are the rating agencies’ current assessment of the credit worthiness of an obligor with respect to a specific obligation.

	A.M. Best		Standard & Poor's		Moody's
Senior Notes	a-	(Strong)	BBB+	(Adequate)	A3	(Good)
Trust Preferred Securities	bbb+	(Adequate)	BBB-	(Adequate)	Baa1	(Adequate)
Long Term Notes	bbb	(Adequate)	BBB-	(Adequate)	Baa1	(Adequate)

A debt rating of “a-” is assigned by A.M. Best where the issuer, in A.M. Best’s opinion, has a strong ability to meet the terms of the obligation.  A.M. Best assigns a debt rating in the “bbb” range where the issuer, in A.M. Best’s opinion, has adequate ability to meet the terms of the obligation. Standard & Poor’s assigns a debt rating in the “BBB” range to issuers that exhibit adequate protection parameters although adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitment on the obligation.  According to Moody’s, a debt rating of “A3” is assigned to issues that are considered upper-medium-grade obligations and subject to low credit risk.  Obligations rated “Baa1” are subject to moderate credit risk and are considered medium-grade and as such may possess certain speculative characteristics.

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

Starting in the latter part of 2007, throughout 2008 and into 2009, there has been a significant slowdown in the global economy, which has negatively impacted the financial resources of the industry.  Excessive availability and use of credit, particularly by individuals, led to increased defaults on sub-prime mortgages in the U.S. and elsewhere, falling values for houses and many commodities and contracting consumer spending.  The significant increase in default rates negatively impacted the value of asset-backed securities held by both foreign and domestic institutions.  The defaults have led to a corresponding increase in foreclosures, which have driven down housing values, resulting in additional losses on asset-backed securities.  During the third and fourth quarters of 2008, credit markets deteriorated dramatically, evidenced by widening credit spreads and dramatically reduced availability of credit.  Many financial institutions, including some insurance entities, experienced liquidity crises due to immediate demands for funds for withdrawals or collateral, combined with falling asset values and their inability to sell assets to meet the increased demands.  As a result, several financial institutions have failed or been acquired at distressed prices, while others have received loans from the U.S. government to continue operations.  The liquidity crisis significantly increased the spreads on fixed maturity securities and, at the same time, had a dramatic and negative impact on the stock markets around the world.  The combination of losses on securities from failed or impaired companies combined with the decline in values of fixed maturity and equity securities resulted in significant declines in the capital bases of most insurance and reinsurance companies. While there was significant improvement in the financial markets during 2009, it is too early to predict the timing and extent of impact the capital deterioration and subsequent partial recovery will have on insurance and reinsurance market conditions.

Worldwide insurance and reinsurance market conditions continued to be very competitive.  Generally, there was ample insurance and reinsurance capacity relative to demand.  The Company noted, however, that in many markets and lines during 2009, the rates of decline have slowed, pricing in some segments was relatively flat and there was upward movement in some others, particularly property catastrophe coverage.  Competition and its effect on rates, terms and conditions vary widely by market and coverage yet continues to be most prevalent in the U.S. casualty insurance and reinsurance markets. The U.S. insurance markets in which the Company participates were extremely competitive as well, particularly in the workers’ compensation, public entity and contractor sectors.

The reinsurance industry has experienced a period of falling rates and volume, particularly in the casualty lines of business. Profit opportunities have become generally less available over time; however, the unfavorable trends appear to have abated somewhat.  The Company is now seeing smaller rate declines, pockets of stability and some increases in some markets and for some coverages.  Both the primary insurers and reinsurers incurred very significant investment and catastrophe losses during 2008 resulting in capital depletion and increased rating agency scrutiny.  Conversely in 2009, the financial markets partially rebounded and catastrophe losses were low, resulting in improved industry capital levels.  It is too early to gauge the market impacts from these capital accumulations.

Rates in the international markets have generally been more adequate than in the U.S., and the Company has seen some increases, particularly for catastrophe exposed business.  The Company has grown its business in the Middle East, Latin America and Asia.  The Company is expanding its international reach with the opening of a new office in Brazil to capitalize on the recently expanded opportunity for professional reinsurers in that market and on the economic growth expected for Brazil in the future.

The 2009 renewal rates, particularly for property catastrophe and retrocessional covers and in international markets, were generally firmer compared to a year ago.

Overall, the Company believes that current marketplace conditions offer profit opportunities for it given the Company’s strong ratings, distribution system, reputation and expertise.  The Company continues to employ its strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in its overall portfolio.

Employees.
As of February 1, 2010, the Company employed 543 persons.  Management believes that employee relations are good.  None of the Company’s employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

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

RISKS RELATING TO OUR BUSINESS

Fluctuations in the financial markets could result in investment losses.

Prolonged and severe disruptions in the public debt and equity markets, such as occurred during 2008, could result in significant realized and unrealized losses in our investment portfolio.  For the year ended December 31, 2008 we incurred $489.2 million of realized and $276.5 million of unrealized investment losses.  Although financial markets significantly improved during 2009, they could deteriorate in the future and again result in substantial realized and unrealized losses, which could have a material adverse impact on our results of operations, equity, business and insurer financial strength and debt ratings.

Our results could be adversely affected by catastrophic events.

We are exposed to unpredictable catastrophic events, including weather-related and other natural catastrophes, as well as acts of terrorism.  Any material reduction in our operating results caused by the occurrence of one or more catastrophes could inhibit our ability to pay dividends or to meet our interest and principal payment obligations.  We define a catastrophe as an event that causes a loss on property exposures before reinsurance of at least $5.0 million, before corporate level reinsurance and taxes. By way of illustration, during the past five calendar years, pre-tax catastrophe losses, net of contract specific reinsurance but before cessions under corporate reinsurance programs, were as follows:

Calendar year:	Pre-tax catastrophe losses
(Dollars in millions)
2009	$23.9
2008	202.4
2007	73.3
2006	209.6
2005	833.0

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

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2009	$70.0	decrease
2008	142.0	decrease
2007	275.7	decrease
2006	67.4	decrease
2005	67.3	increase

The difficulty in estimating our reserves is significantly more challenging as it relate to reserving for potential asbestos and environmental (“A&E”) liabilities.  At year end 2009, 8.7% of our gross reserves were comprised of A&E reserves.  A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage.  Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

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

On March 13, 2009, Everest Re’s and Everest National’s ratings were downgraded one level by Standard & Poor’s to “A+”.  However, we cannot assure that a further downgrade will not occur in the future if we do not continue to meet the evolving criteria expected of our current rating.  In that regard, several of the rating agencies are in the process of modifying their approaches to evaluating catastrophic risk relative to their capital and risk management requirements.  Therefore, we cannot predict the outcome of this reassessment or its potential impact upon our ratings.

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

We are generally less reliant on the purchase of reinsurance than many of our competitors, in part because of our strategic emphasis on underwriting discipline and management of the cycles inherent in our business.  We try to separate our risk taking process from our risk mitigation process in order to avoid developing too great of a reliance on reinsurance.  The bulk of these cessions are to captives of program managers, who thereby share in the results of the business they produce.  We otherwise generally purchase reinsurance from other third parties only when we expect a net benefit.  The percentage of business that we reinsure to other than captives of program managers, may vary considerably from year to year, depending on our view of the relationship between cost and the expected benefit for the contract period.

We have entered into affiliated whole account quota share reinsurance agreements for 2002 through 2009 and entered into a new quota share agreement for 2010 with Bermuda Re.  We believe that the terms, conditions and pricing of the quota share agreements reflect arm’s length market conditions.  In addition, we entered into a loss portfolio transfer agreement with Bermuda Re on October 1, 2008.  These affiliated reinsurance arrangements allow us to more effectively leverage our capital, expertise, distribution platform and market presence than our stand alone capital position would otherwise allow.

Percentage of ceded written premiums to gross written premiums	2009	2008	2007	2006	2005

Unaffiliated	6.0%	6.0%	5.0%	3.9%	4.0%
Affiliated	42.0%	36.2%	29.4%	24.2%	24.2%

Our affiliated quota share agreements reflect general reinsurance market terms and conditions and are negotiated on an arms’ length basis. As a result, there can be no assurance that these arrangements will continue beyond 2010. If the quota shares are not renewed, we may have to reduce our premium volume and we may be more exposed to reductions in net income from large losses.

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

According to Standard & Poor’s, we rank among the top ten global reinsurance groups, in which two-thirds of the market share is concentrated.  The worldwide premium available to the reinsurance market, for both life and non-life business, was estimated to be $160 billion in 2008 according to data compiled by the International Association of Insurance Supervisors.  The top twenty groups in our industry represent close to 80% of these revenues.  The leaders in this market are Munich Reinsurance Company, Swiss Re, Berkshire Hathaway Inc., Hannover Ruckversicherung AG, SCOR and syndicates at Lloyd’s.  Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships throughout the industry, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and the potential for securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

We are dependent on our key personnel.

Our success has been, and will continue to be, dependent on the ability to retain the services of existing key executive officers and to attract and retain additional qualified personnel in the future.  The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business.  Generally, we consider key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: Chairman and Chief Executive Officer, Joseph V. Taranto (age 61), President and Chief Operating Officer, Ralph E. Jones, III (age 53), and Executive Vice President and Chief Financial Officer, Dominic J. Addesso (age 56).  We currently have employment contracts with Mr. Taranto and Mr. Addesso.  Mr. Taranto’s contract was filed with the SEC and provides for terms of employment ending on December 31, 2010.  Mr. Addesso’s contract was filed with the SEC and provides for terms of employment ending on May 7, 2010.

Our investment values and investment income could decline because they are exposed to interest rate, credit and market risks.

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

We have invested a portion of our investment portfolio in equity securities. The value of these assets fluctuate with changes in the markets. In times of economic weakness, the fair value of these assets may decline, and may negatively impact net income. We also invest in non-traditional investments which have different risk characteristics than traditional fixed income and equity securities. These alternative investments are comprised primarily of private equity limited partnerships. The changes in value and investment income (loss) for these partnerships are more volatile than over-the-counter securities.

The following table quantifies the portion of our investment portfolio that consists of fixed income securities, equity securities and asset-backed investments that carry prepayment risk.

	At
(Dollars in millions)	December 31, 2009	% of Total
Mortgage-backed securities
Commercial	$29.1	0.4%
Agency residential	564.7	7.0%
Non-agency residential	55.0	0.7%
Other asset-backed	15.1	0.2%
Total asset-backed	663.9	8.3%
Other fixed income	5,799.3	72.2%
Total fixed income, at market value	6,463.2	80.5%
Fixed maturities, at fair value	50.5	0.6%
Equity securities, at fair value	380.0	4.7%
Other invested assets, at market value	386.3	4.8%
Other invested assets, at fair value	382.6	4.8%
Cash and short-term investments	368.9	4.6%
Total investments and cash	$8,031.6	100.0%

(Some amounts may not reconcile due to rounding.)

We may experience foreign currency exchange losses that reduce our net income and capital levels.

Through our international operations, we conduct business in a variety of foreign (non-U.S.) currencies, principally the Euro, the British pound, the Canadian dollar and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our functional currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. In 2009, we wrote 22.0% of our reinsurance and insurance coverages in non-U.S. currencies; as of December 31, 2009, we maintained 10.8% of our investment portfolio in investments denominated in non-U.S. currencies. During 2009, 2008 and 2007, the impact on our quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $23.3 million to a gain of $54.6 million.

In addition to net income impacts, changes in foreign exchange rates resulted in pre-tax translation adjustments through other comprehensive income of $43.2 million and $46.9 million for the years ended December 31, 2009 and 2008, respectively.  On a cumulative after-tax basis, translation had increased equity by $57.0 million and $28.9 million as of December 31, 2009 and 2008, respectively.

RISKS RELATING TO REGULATION

Insurance laws and regulations restrict our ability to operate and any failure to comply with those laws and regulations could have a material adverse effect on our business.

We are subject to extensive and increasing regulation under U.S., state and foreign insurance laws.  These laws limit the amount of dividends that can be paid to us by our operating subsidiaries, impose restrictions on the amount and type of investments that we can hold, prescribe solvency, accounting and internal control standards that must be met and maintained and require us to maintain reserves.  These laws also require disclosure of material inter-affiliate transactions and require prior approval of “extraordinary” transactions.  Such “extraordinary” transactions include declaring dividends from operating subsidiaries that exceed statutory thresholds.  These laws also generally require approval of changes of control of insurance companies.  The application of these laws could affect our liquidity and ability to pay dividends, interest and other payments on securities, as applicable, and could restrict our ability to expand business operations through acquisitions of new insurance subsidiaries.  We may not have or maintain all required licenses and approvals or fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations.  If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all activities or monetarily penalize us.  These types of actions could have a material adverse effect on our business.  To date, no material fine, penalty or restriction has been imposed on us for failure to comply with any insurance law or regulation

As a result of the recent dislocation of the financial market, Congress and the Presidential administration in the United States, are contemplating change in the way the financial services industry is regulated.  It is possible that insurance regulation will be drawn into this process, and that federal regulatory initiatives in the insurance industry could emerge.  The future impact of such initiatives, if any, on our operation, net income or financial condition cannot be determined at this time.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

Everest Re’s corporate offices are located in approximately 230,500 square feet of leased office space in Liberty Corner, New Jersey.  The Company’s other twelve locations occupy a total of approximately 83,700 square feet, all of which are leased.  Management believes that the above described office space is adequate for its current and anticipated needs.

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

ITEM 4.      RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holder of Common Stock.
As of December 31, 2009, all of the Company’s common stock was owned by Holdings Ireland and was not publicly traded.

Dividend History and Restrictions.
The Company did not pay any dividends in 2009 and 2007.  In 2008, the Company paid a $10.0 million dividend to Holdings Ireland.  The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition, business needs and growth objectives, capital and surplus requirements of its operating subsidiaries, regulatory restrictions, rating agency considerations and other factors.  As an insurance holding company, the Company is dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its stockholder.  The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law.  Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $1.9 billion at December 31, 2009, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner.  During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress.  Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of an insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year.  The maximum amount that is available for the payment of dividends by Everest Re in 2010 without prior regulatory approval is $456.6 million.

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

Starting in the latter part of 2007, throughout 2008 and into 2009, there has been a significant slowdown in the global economy, which has negatively impacted the financial resources of the industry.  Excessive availability and use of credit, particularly by individuals, led to increased defaults on sub-prime mortgages in the U.S. and elsewhere, falling values for houses and many commodities and contracting consumer spending.  The significant increase in default rates negatively impacted the value of asset-backed securities held by both foreign and domestic institutions.  The defaults have led to a corresponding increase in foreclosures, which have driven down housing values, resulting in additional losses on asset-backed securities.  During the third and fourth quarters of 2008, credit markets deteriorated dramatically, evidenced by widening credit spreads and dramatically reduced availability of credit.  Many financial institutions, including some insurance entities, experienced liquidity crises due to immediate demands for funds for withdrawals or collateral, combined with falling asset values and their inability to sell assets to meet the increased demands.  As a result, several financial institutions have failed or been acquired at distressed prices, while others have received loans from the U.S. government to continue operations.  The liquidity crisis significantly increased the spreads on fixed maturity securities and, at the same time, had a dramatic and negative impact on the stock markets around the world.  The combination of losses on securities from failed or impaired companies combined with the decline in values of fixed maturity and equity securities resulted in significant declines in the capital bases of most insurance and reinsurance companies. While there was significant improvement in the financial markets during 2009, it is too early to predict the timing and extent of impact the capital deterioration and subsequent partial recovery will have on insurance and reinsurance market conditions.

Worldwide insurance and reinsurance market conditions continued to be very competitive.  Generally, there was ample insurance and reinsurance capacity relative to demand.  We noted, however, that in many markets and lines during 2009, the rates of decline have slowed, pricing in some segments was relatively flat and there was upward movement in some others, particularly property catastrophe coverage.  Competition and its effect on rates, terms and conditions vary widely by market and coverage yet continues to be most prevalent in the U.S. casualty insurance and reinsurance markets. The U.S. insurance markets in which we participate were extremely competitive as well, particularly in the workers’ compensation, public entity and contractor sectors.

The reinsurance industry has experienced a period of falling rates and volume, particularly in the casualty lines of business.  Profit opportunities have become generally less available over time; however, the unfavorable trends appear to have abated somewhat.  We are now seeing smaller rate declines, pockets of stability and some increases in some markets and for some coverages.  Both the primary insurers and reinsurers incurred very significant investment and catastrophe losses during 2008 resulting in capital depletion and increased rating agency scrutiny.  Conversely in 2009, the financial markets partially rebounded and catastrophe losses were low, resulting in improved industry capital levels.  It is too early to gauge the market impacts from these capital accumulations.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2009	2008	2007	2009/2008	2008/2007
Gross written premiums	$3,334.1	$2,894.8	$3,155.1	15.2%	-8.2%
Net written premiums	1,735.3	1,675.4	2,072.9	3.6%	-19.2%

REVENUES:
Premiums earned	$1,785.1	$1,881.8	$2,178.9	-5.1%	-13.6%
Net investment income	262.1	363.1	406.6	-27.8%	-10.7%
Net realized capital gains (losses)	56.9	(489.2)	80.9	-111.6%	NM
Realized gain on debt repurchase	78.3	-	-	NM	NA
Other income (expense)	0.4	57.9	(73.6)	-99.4%	-178.7%
Total revenues	2,182.7	1,813.6	2,592.7	20.4%	-30.1%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,091.7	1,465.6	1,507.6	-25.5%	-2.8%
Commission, brokerage, taxes and fees	344.6	398.6	465.9	-13.6%	-14.4%
Other underwriting expenses	150.3	129.9	123.9	15.7%	4.8%
Interest, fee and bond issue cost amortization expense	70.9	79.0	91.1	-10.3%	-13.3%
Total claims and expenses	1,657.5	2,073.1	2,188.5	-20.0%	-5.3%

INCOME (LOSS) BEFORE TAXES	525.2	(259.5)	404.3	NM	-164.2%
Income tax expense (benefit)	129.4	(134.7)	100.1	-196.0%	-234.6%
NET INCOME (LOSS)	$395.9	$(124.8)	$304.2	NM	-141.0%

RATIOS:				Point Change
Loss ratio	61.2%	77.9%	69.2%	(16.7)	8.7
Commission and brokerage ratio	19.3%	21.2%	21.4%	(1.9)	(0.2)
Other underwriting expense ratio	8.4%	6.9%	5.7%	1.5	1.2
Combined ratio	88.9%	106.0%	96.3%	(17.1)	9.7

	At December 31,			Percentage Increase/ (Decrease)
(Dollars in millions)	2009	2008	2007	2009/2008	2008/2007
Balance sheet data:
Total investments and cash	$8,031.6	$7,395.1	$8,992.8	8.6%	-17.8%
Total assets	13,379.6	12,866.6	13,543.5	4.0%	-5.0%
Loss and loss adjustment expense reserves	7,300.1	7,420.0	7,538.7	-1.6%	-1.6%
Total debt	1,018.0	1,179.1	1,178.9	-13.7%	0.0%
Total liabilities	10,520.8	10,663.7	10,976.0	-1.3%	-2.8%
Stockholder's equity	2,858.8	2,203.0	2,567.5	29.8%	-14.2%

(NM, not meaningful)
(NA, not applicable)
(Some amounts may not reconcile due to rounding)

Revenues.
Premiums.  Gross written premiums increased by $439.3 million, or 15.2%, in 2009 compared to 2008, reflecting an increase of $368.6 million in our reinsurance business and $70.8 million in our insurance business. The increased reinsurance business was primarily attributable to increased rates on property business, in both the international and U.S. markets, new crop hail quota share treaty business, expanded participation on renewal contracts and new writings as ceding companies continued to favor reinsurers, such as Everest, with strong financial ratings. The increase in insurance premiums were primarily in the workers’ compensation and financial institution D&O and E&O lines of business, which were new offerings for us in 2009.  Net written premiums increased by $59.9 million, or 3.6%, in 2009 compared to 2008.  The disproportionate variance in net written premiums as compared to gross written premiums is primarily due to the increase in cessions under the affiliated quota share agreement.  Premiums earned decreased $96.7 million, or 5.1%, in 2009 compared to 2008.  The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period, whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by $260.3 million, or 8.2%, in 2008 compared to 2007, reflecting a decline of $146.5 million in our reinsurance business and $113.8 million in our insurance business.  The decline in our reinsurance business was primarily attributable to continued competitive conditions in both the property and casualty sectors of the market, especially in the U.S., partially offset by strong renewals and higher rates in international markets.  Insurance segment premiums were also lower, as conditions for workers’ compensation, public entity and contractors business became increasingly competitive, which reduced the volume of business that met our underwriting and pricing criteria.  Net written premiums decreased by $397.6 million, or 19.2%, in 2008 compared to 2007.  The decrease in gross written premiums in conjunction with the increase in cessions under the affiliated quota share agreement, contributed to the decline.  Correspondingly, premiums earned decreased by $297.1 million, or 13.6%, in 2008 compared to 2007.

Net Investment Income. Net investment income decreased by 27.8% in 2009 compared to 2008, primarily due to approximately $747.0 million of transferred investments at the end of 2008 in conjunction with a loss portfolio transfer agreement with an affiliate, lower yields on new money and an increase in losses from our limited partnership investments that principally invest in public and non-public securities, both equity and debt.  As a result, net pre-tax investment income, as a percentage of average invested assets, was 3.4% for 2009 compared to 4.5% for 2008.

Net investment income decreased by 10.7% in 2008 compared to 2007, primarily due to the decrease in short-term investment income from both lower rates and decreased holdings, diminished limited partnership investment income, particularly from limited partnerships which were principally invested in public equities and decreased income from reduced holdings in equity securities.  Partially offsetting these decreases was an increase in income from fixed maturity securities.  Pre-tax investment income as a percentage of average invested assets was 4.5% for 2008 compared to 4.9% for 2007.

Net Realized Capital Gains (Losses).  We recorded net realized capital gains of $56.9 million, net realized capital losses of $489.2 million and net realized capital gains of $80.9 million, in 2009, 2008 and 2007, respectively.  In 2009, we had an $80.3 million gain due to fair value re-measurements, which were partially offset by $17.9 million of net realized capital losses from sales and $5.5 million in other-than-temporary impairments on our available for sale fixed maturity securities.  In 2008, we had $193.5 million of net realized capital losses from the sale of fixed maturity and equity securities as we realigned our investment portfolios, $221.2 million loss in fair value re-measurements and $74.5 million in other-than-temporary impairments.  In 2007, we had $96.6 million in fair value re-measurements, partially offset by $11.7 million of net realized capital losses from sales and $4.0 million in other-than-temporary impairments on our fixed maturity securities.

Realized Gain on Debt Repurchase.  On March 19, 2009, we announced the commencement of a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes due 2067. Upon expiration of the tender offer, we had reduced our outstanding debt by $161.4 million, which resulted in a pre-tax gain on debt repurchase of $78.3 million.

Other Income (Expense).  We recorded other income of $0.4 million and $57.9 million in 2009 and 2008, respectively, and other expense of $73.6 million in 2007.  The variances were primarily due to changes in foreign currency exchange rates and the deferrals on retroactive reinsurance agreements with affiliates for the corresponding periods.

Claims and Expenses.
Incurred Losses and LAE.  The following table presents our incurred losses and LAE for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional (a)	$999.6	56.0%		$67.7	3.8%		$1,067.3	59.8%
Catastrophes	22.1	1.2%		1.8	0.1%		23.9	1.3%
A&E	-	0.0%		0.4	0.0%		0.4	0.0%
Total	$1,021.7	57.2%		$70.0	3.9%		$1,091.7	61.2%

2008
Attritional (a)	$1,134.8	60.3%		$128.4	6.8%		$1,263.1	67.1%
Catastrophes	188.7	10.0%		13.7	0.7%		202.4	10.8%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$1,323.5	70.3%		$142.0	7.5%		$1,465.6	77.9%

2007
Attritional (a)	$1,174.9	53.9%		$(6.9)	-0.3%		$1,168.0	53.6%
Catastrophes	56.9	2.6%		16.3	0.8%		73.3	3.4%
A&E	-	0.0%		266.4	12.2%		266.4	12.2%
Total	$1,231.8	56.5%		$275.7	12.7%		$1,507.6	69.2%

Variance 2009/2008
Attritional (a)	$(135.2)	(4.3)	pts	$(60.6)	(3.0)	pts	$(195.8)	(7.3)	pts
Catastrophes	(166.6)	(8.8)	pts	(11.9)	(0.6)	pts	(178.5)	(9.5)	pts
A&E	-	-	pts	0.4	-	pts	0.4	-	pts
Total	$(301.8)	(13.1)	pts	$(72.0)	(3.6)	pts	$(373.9)	(16.7)	pts

Variance 2008/2007
Attritional (a)	$(40.1)	6.4	pts	$135.3	7.1	pts	$95.2	13.5	pts
Catastrophes	131.8	7.4	pts	(2.6)	-	pts	129.2	7.4	pts
A&E	-	-	pts	(266.4)	(12.2)	pts	(266.4)	(12.2)	pts
Total	$91.7	13.8	pts	$(133.7)	(5.1)	pts	$(42.0)	8.7	pts

(a) Attritional losses exclude catastrophe and A&E losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE were lower by $373.9 million, or 25.5%, in 2009 compared to 2008.  The absence, in 2009, of any large catastrophe losses as experienced in 2008, reduced the loss ratio 8.8 points, or $166.6 million, period over period.  The $135.2 million decrease, period over period, in current year attritional losses was the result of a decrease in earned premiums; the shift to property business, which tends to have lower losses, as opposed to casualty business and changes in the ceding percentages under the affiliated quota share agreement.  The $72.0 million, 3.6 point decrease in prior years’ unfavorable reserve development, primarily attritional losses, was principally due to no additional development on the run-off auto loan credit insurance program in 2009 compared to the $85.3 million incurred in 2008.

Incurred losses and LAE were lower by $42.0 million, or 2.8%, in 2008 compared to 2007 as increases in attritional prior years’ and catastrophe losses were more than offset by a reduction in A&E reserve development, period over period.  Prior years’ attritional losses increased $135.3 million, principally as a result of $85.3 million of development on loss reserves for a run-off auto loan credit insurance program.

Catastrophe losses in 2008, at $202.4 million, were $129.2 million higher than in 2007, driven by Hurricanes Gustav and Ike and a major snowstorm in China.  While 2008 ranks as one of the costliest years on record for insured natural catastrophe losses, our losses were generally in line with our modeled expected annual aggregate catastrophe losses as developed through our enterprise risk and catastrophe exposure management processes.

Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees decreased by $54.0 million, or 13.6%, in 2009 compared to the same period in 2008.  The change in this directly variable expense was influenced by the decline in net earned premiums, changes in the mix of business and increased cessions under the affiliated quota share agreement.

Commission, brokerage, taxes and fees decreased by $67.3 million, or 14.4%, in 2008 compared to 2007.  This directly variable expense was influenced by the decline in net earned premiums, lower contingent commissions and increased cessions under the affiliated quota share agreement, partially offset by higher commission rates on new insurance programs.

Other Underwriting Expenses. Other underwriting expenses were $150.3 million in 2009 compared to $129.9 million in 2008. The increase was primarily due to the increase in staff and staff related expenses as we continue to grow our direct book of business.  In addition, other underwriting expenses included corporate expenses, which are expenses that are not allocated to segments, of $7.7 million and $5.6 million for 2009 and 2008, respectively.

Other underwriting expenses were $129.9 million in 2008 compared to $123.9 million in 2007.  The increase is primarily due to higher compensation and benefits expense resulting from increased staff, primarily in the U.S. Insurance segment.  Included in other underwriting expenses were corporate expenses of $5.6 million and $5.3 million for 2008 and 2007, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest and other expense was $70.9 million and $79.0 million for 2009 and 2008, respectively.  The decrease, period over period, was primarily due to the partial repurchase of our long term subordinated notes in March 2009.

Interest and other expense was $79.0 million and $91.1 million for 2008 and 2007, respectively.  The decrease was primarily due to the acceleration of amortization of the bond issue costs for the junior subordinated debt securities, which were retired in November, 2007, with no such expense in 2008.  In addition, the interest reduction on the retired junior subordinated notes was partially offset by the interest on the new long term notes.

Income Tax Expense (Benefit).  We had an income tax expense of $129.4 million in 2009 and an income tax benefit of $134.7 million in 2008.  The period over period variance was primarily due to the increase in pre-tax net income in 2009 versus pre-tax net losses in 2008.  We had an income tax expense of $100.1 million in 2007, primarily due to income from operations and net realized gains for the period.  Our income tax is primarily a function of the statutory tax rate coupled with the impact from tax-preferenced investment income.

Net Income (Loss).
Our net income was $395.9 million, in 2009, compared to a net loss of $124.8 million, in 2008.  This increase was primarily driven by after-tax net realized capital gains, in 2009, compared to after-tax net realized capital losses, in 2008.  In addition, there were fewer catastrophe losses in 2009 compared to 2008.

Our net loss was $124.8 million in 2008 compared to net income of $304.2 million in 2007.  This decrease was primarily driven by after-tax net realized capital losses and increased catastrophe losses in 2008 compared to after-tax net realized capital gains and fewer catastrophe losses in 2007.

Ratios.
Our combined ratio decreased by 17.1 points to 88.9% in 2009 compared to 106.0% in 2008.  The loss ratio component decreased 16.7 points in 2009 compared to the same period last year, principally due to the significant decrease in catastrophe losses and lower current year attritional losses as a result of the mix and blend of business. The commission and brokerage ratio component decreased by 1.9 points in 2009 compared to the same period last year, due to mix of business, while the other underwriting expense ratio component increased by 1.5 points in 2009 compared to 2008.

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

Stockholder's Equity.
Stockholder's equity increased by $655.8 million to $2,858.8 million at December 31, 2009 from $2,203.0 million at December 31, 2008, principally as a result of $395.9 million of net income; $219.0 million of unrealized appreciation on investments, net of tax; $28.1 million of foreign currency translation adjustments; $7.5 million of pension adjustments and $5.4 million of share-based compensation transactions.

Stockholder's equity decreased by $364.5 million to $2,203.0 million at December 31, 2008 from $2,567.5 million at December 31, 2007, due to $179.7 million of unrealized depreciation, net of tax, on our investments, at market value; a net loss of $124.8 million; $30.5 million of foreign currency translation adjustments; $25.2 million of pension adjustments and $10.0 million of dividends, partially offset by $5.6 million of share-based compensation transactions.  The increase in unrealized depreciation was due to the financial market liquidity crisis that resulted in significantly increased credit spreads and dramatic decrease in corporate and municipal security values.

Consolidated Investment Results

Net Investment Income.
Net investment income decreased 27.8% to $262.1 million in 2009 from $363.1 million in 2008, primarily due to approximately $747.0 million of transferred investments at the end of 2008 in conjunction with a loss portfolio transfer agreement with an affiliate, lower yields on new money and losses from our limited partnership investments that principally invest in public and non-public securities, both equity and debt.

Net investment income decreased 10.7% to $363.1 million in 2008 from $406.6 million in 2007, primarily due to the decrease in short-term investment income from both lower rates and decreased holdings, diminished limited partnerships’ investment income, particularly from limited partnerships which were principally invested in public equity securities, and decreased dividend income from reduced holdings in equity securities.  Partially offsetting these decreases was an increase in fixed maturity securities income.

The following table shows the components of net investment income for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2009	2008	2007
Fixed maturities	$286.0	$313.7	$294.7
Equity securities	3.6	6.0	15.7
Short-term investments and cash	3.5	28.6	61.9
Other invested assets
Limited partnerships	(28.5)	13.2	35.5
Other	8.1	9.5	7.1
Total gross investment income	272.7	370.9	414.9
Interest credited and other expense	(10.6)	(7.8)	(8.3)
Total net investment income	$262.1	$363.1	$406.6

The following table shows a comparison of various investment yields for the periods indicated:

	2009	2008	2007
Imbedded pre-tax yield of cash and invested assets at December 31	3.7%	4.3%	4.6%
Imbedded after-tax yield of cash and invested assets at December 31	3.1%	3.5%	3.6%

Annualized pre-tax yield on average cash and invested assets	3.4%	4.5%	4.9%
Annualized after-tax yield on average cash and invested assets	2.9%	3.6%	3.9%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Years Ended December 31,			2009/2008	2008/2007
(Dollars in millions)	2009	2008	2007	Variance	Variance
(Losses) gains from sales:
Fixed maturity securities, market value
Gains	$7.3	$7.0	$1.0	$0.3	$6.0
Losses	(41.4)	(94.4)	(2.0)	53.0	(92.4)
Total	(34.1)	(87.4)	(1.0)	53.3	(86.4)

Fixed maturity securities, fair value
Gains	0.8	-	-	0.8	-
Losses	(0.2)	-	-	(0.2)	-
Total	0.7	-	-	0.6	-

Equity securities, market value
Gains	8.0	-	-	8.0	-
Losses	-	-	-	-	-
Total	8.0	-	-	8.0	-

Equity securities, fair value
Gains	8.4	6.4	3.0	2.0	3.4
Losses	(0.9)	(112.3)	(13.7)	111.4	(98.6)
Total	7.5	(105.9)	(10.7)	113.4	(95.2)

Short-term assets
Gains	-	-	-	-	-
Losses	-	(0.2)	-	0.2	(0.2)
Total	-	(0.2)	-	0.2	(0.2)

Total net realized (losses) gains from sales
Gains	24.5	13.4	4.0	11.1	9.4
Losses	(42.5)	(206.9)	(15.7)	164.4	(191.2)
Total	(17.9)	(193.5)	(11.7)	175.5	(181.8)

Other than temporary impairments:	(5.5)	(74.5)	(4.0)	69.0	(70.5)

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	9.3	1.5	-	7.8	1.5
Equity securities, fair value	30.9	(134.9)	84.4	165.8	(219.3)
Other invested assets, fair value	40.1	(87.8)	12.2	127.9	(100.0)
Total	80.3	(221.2)	96.6	301.5	(317.8)

Total net realized gains (losses)	$56.9	$(489.2)	$80.9	$546.0	$(570.1)

(Some amounts may not reconcile due to rounding)

Net realized capital gains were $56.9 million and net realized capital losses were $489.2 million in 2009 and 2008, respectively, compared to $80.9 million of net realized capital gains in 2007.  In 2009, we recorded an $80.3 million gain in fair value re-measurements, partially offset by $17.9 million of net realized capital losses from sales and $5.5 million in other-than-temporary impairments on our available for sale fixed maturity securities.  In contrast, in 2008, we recorded $221.2 million in losses due to fair value re-measurements, primarily on equity securities as a result of the global financial markets credit crisis, $193.5 million of losses from sales and $74.5 million of other-than-temporary impairments.  In 2007, net realized capital gains included $96.6 million of fair value re-measurements, partially offset by $11.7 million of net realized capital losses from sales and $4.0 million in other-than-temporary impairments on our available for sale fixed maturity securities.

Segment Results.
Through our subsidiaries, we operate in four segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting and International.  The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S.  The U.S. Insurance operation writes property and casualty insurance primarily through general agents, brokers and surplus lines brokers within the U.S.  The Specialty Underwriting operation writes A&H, marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and offices in Miami and New Jersey.

These segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations.  Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,			2009/2008		2008/2007
(Dollars in millions)	2009	2008	2007	Variance	% Change	Variance	% Change
Gross written premiums	$1,172.3	$957.9	$1,193.5	$214.4	22.4%	$(235.6)	-19.7%
Net written premiums	660.6	569.9	854.8	90.7	15.9%	(284.9)	-33.3%

Premiums earned	$676.4	$685.1	$939.7	$(8.7)	-1.3%	$(254.6)	-27.1%
Incurred losses and LAE	344.5	560.0	636.9	(215.5)	-38.5%	(76.9)	-12.1%
Commission and brokerage	142.1	159.7	230.5	(17.6)	-11.0%	(70.9)	-30.7%
Other underwriting expenses	36.2	32.2	33.3	4.0	12.4%	(1.1)	-3.3%
Underwriting gain (loss)	$153.6	$(66.8)	$39.0	$220.4	NM	$(105.7)	NM

					Point Chg		Point Chg
Loss ratio	50.9%	81.7%	67.8%		(30.8)		14.0
Commission and brokerage ratio	21.0%	23.3%	24.5%		(2.3)		(1.2)
Other underwriting expense ratio	5.4%	4.7%	3.6%		0.7		1.1
Combined ratio	77.3%	109.7%	95.9%		(32.4)		13.9

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums increased by 22.4% to $1,172.3 million in 2009 from $957.9 million in 2008, primarily due to $103.9 million (40.0%) increase in U.S. treaty casualty volume, $84.6 million from the new crop hail quota share treaties, a $15.8 million (2.6%) increase in treaty property volume and a $10.5 million (12.0%) increase in facultative volume.  Our treaty casualty premiums were higher as we wrote more quota share business as a replacement for business previously written on an excess of loss business.  Net written premiums increased by 15.9% to $660.6 million in 2009 compared to $569.9 million in 2008, primarily due to the increase in gross written premiums combined with increased cessions under the affiliated quota share agreements.  Premiums earned decreased by 1.3% to $676.4 million in 2009 compared to $685.1 million in 2008.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums, for proportionate contracts, are earned ratably over the coverage period whereas written premiums are recorded on the initiation of the coverage period.

Gross written premiums decreased by 19.7% to $957.9 million in 2008 from $1,193.5 million in 2007, primarily due to a $104.9 million (14.7%) decrease in treaty property volume, a $71.7 million (21.6%) decrease in treaty casualty volume and a $57.9 million (39.9%) decrease in facultative volume.  Property premiums were lower due to increased common account reinsurance protections, particularly on one Florida quota share account and two quota share non-renewals.  Treaty casualty premium was lower than last year as this book was reduced to a group of core accounts in response to the then softer market conditions.  Facultative volume decreased due to ceding companies retaining a greater portion of gross premiums and a marketplace that remained competitive.  Net written premiums decreased 33.3% to $569.9 million in 2008 compared to $854.8 million in 2007, primarily due to the decrease in gross written premiums and increased cessions under the affiliated quota share agreements.  Correspondingly, premiums earned decreased 27.1% to $685.1 million in 2008 compared to $939.7 million for 2007, consistent with the change in net written premiums.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$314.4	46.5%		$34.9	5.2%		$349.3	51.6%
Catastrophes	-	0.0%		(5.2)	-0.8%		(5.2)	-0.8%
A&E	-	0.0%		0.4	0.1%		0.4	0.1%
Total segment	$314.4	46.5%		$30.1	4.4%		$344.5	50.9%

2008
Attritional	$346.6	50.6%		$46.1	6.7%		$392.7	57.3%
Catastrophes	152.1	22.2%		15.2	2.2%		167.3	24.4%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$498.7	72.8%		$61.3	8.9%		$560.0	81.7%

2007
Attritional	$423.4	45.1%		$(49.5)	-5.3%		$374.0	39.8%
Catastrophes	0.1	0.0%		(3.5)	-0.4%		(3.4)	-0.4%
A&E	-	0.0%		266.4	28.4%		266.4	28.3%
Total segment	$423.5	45.1%		$213.4	22.7%		$636.9	67.8%

Variance 2009/2008
Attritional	$(32.2)	(4.1)	pts	$(11.2)	(1.5)	pts	$(43.4)	(5.6)	pts
Catastrophes	(152.1)	(22.2)	pts	(20.4)	(3.0)	pts	(172.5)	(25.2)	pts
A&E	-	-	pts	0.4	0.1	pts	0.4	0.1	pts
Total segment	$(184.3)	(26.3)	pts	$(31.2)	(4.4)	pts	$(215.5)	(30.7)	pts

Variance 2008/2007
Attritional	$(76.9)	5.5	pts	$95.6	12.0	pts	$18.7	17.5	pts
Catastrophes	152.0	22.2	pts	18.7	2.6	pts	170.7	24.8	pts
A&E	-	-	pts	(266.4)	(28.4)	pts	(266.4)	(28.4)	pts
Total segment	$75.2	27.7	pts	$(152.1)	(13.8)	pts	$(76.9)	14.0	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses were $215.5 million (30.7 points) lower at $344.5 million in 2009 compared to $560.0 million in 2008, primarily as a result of the $172.5 million (25.2 points) decrease in catastrophe losses due to the absence of current year catastrophes in 2009.  Attritional losses were $43.4 million (5.6 points) lower, primarily due to improved results on property business.

Incurred losses were $76.9 million (14.0 points) lower in 2008 compared to 2007, primarily due to no reserve adjustments in 2008 for A&E losses, which experienced $266.4 million adverse development in 2007.  Partially offsetting the decrease were catastrophe losses, principally from Hurricanes Gustav and Ike and unfavorable reserve development on prior years’ losses for 2008 compared to favorable development in 2007.

Segment Expenses. Commission and brokerage expenses decreased 11.0% to $142.1 million in 2009 compared to $159.7 million in 2008, primarily due to the change in the mix and type of business written and the increased cessions under the affiliated quota share agreement.  Segment other underwriting expenses were $36.2 million and $32.2 million in 2009 and 2008, respectively.  The increase was due to growth in staff and related benefits.

Commission and brokerage expenses decreased 30.7% to $159.7 million in 2008 compared to $230.5 million in 2007, generally in line with the decrease in premiums earned.  Segment other underwriting expenses for 2008 decreased slightly to $32.2 million from $33.3 million for 2007.

U.S. Insurance.
The following table presents the underwriting results and ratios for the U.S. Insurance segment for the periods indicated.

	Years Ended December 31,			2009/2008		2008/2007
(Dollars in millions)	2009	2008	2007	Variance	% Change	Variance	% Change
Gross written premiums	$842.6	$771.8	$885.6	$70.8	9.2%	$(113.8)	-12.9%
Net written premiums	352.1	398.7	479.8	(46.6)	-11.7%	(81.1)	-16.9%

Premiums earned	$382.8	$482.7	$496.2	$(99.9)	-20.7%	$(13.4)	-2.7%
Incurred losses and LAE	317.8	422.2	412.7	(104.4)	-24.7%	9.5	2.3%
Commission and brokerage	29.8	68.2	64.3	(38.4)	-56.3%	3.9	6.0%
Other underwriting expenses	74.6	64.3	58.2	10.3	16.0%	6.1	10.5%
Underwriting loss	$(39.4)	$(72.0)	$(39.1)	$32.6	-45.3%	$(32.9)	84.3%

					Point Chg		Point Chg
Loss ratio	83.0%	87.5%	83.2%		(4.5)		4.3
Commission and brokerage ratio	7.8%	14.1%	13.0%		(6.3)		1.1
Other underwriting expense ratio	19.5%	13.3%	11.7%		6.2		1.6
Combined ratio	110.3%	114.9%	107.9%		(4.6)		7.0

(Some amounts may not reconcile due to rounding)
Premiums. Gross written premiums increased by 9.2% to $842.6 million in 2009 compared to $771.8 million for 2008. Most of the new premium was derived from our entry into the financial institution D&O and E&O market and additional property insurance written in Florida, where rates to exposure remain attractive.  Net written premiums decreased by 11.7% to $352.1 million in 2009 compared to $398.7 million for 2008, as the increase in gross written premiums was offset by an increase in ceded written premiums.  Premiums earned decreased 20.7% to $382.8 million in 2009 compared to $482.7 million for 2008.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period, in addition to the impact of the affiliated quota share agreement.

Gross written premiums decreased by 12.9% to $771.8 million in 2008 compared to $885.6 million for 2007.  Conditions for workers’ compensation, contractors and public entity business were increasingly competitive, which reduced the volume of business that met our underwriting and pricing criteria.  A little less than half of the shortfall compared to last year was from the C.V. Starr program, where we lost some public entity accounts because we did not match market pricing and terms.  In addition, the $76.3 million of gross written premium we assumed on a new program in 2007 did not recur in 2008.  Net written premiums decreased by 16.9% to $398.7 million in 2008 compared to $479.8 million for 2007.  The decrease in net written premiums was larger than the decline in gross written premiums primarily due to increased reinsurance purchases on select larger new programs and an increase in the ceding percentage for 2008 in the affiliated quota share agreement.  Premiums earned decreased 2.7% to $482.7 million in 2008 compared to $496.2 million for 2007, as a result of timing.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Insurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$291.8	76.2%		$26.0	6.8%		$317.8	83.0%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$291.8	76.2%		$26.0	6.8%		$317.8	83.0%

2008
Attritional	$335.0	69.4%		$87.4	18.1%		$422.4	87.5%
Catastrophes	-	0.0%		(0.2)	0.0%		(0.2)	0.0%
Total segment	$335.0	69.4%		$87.2	18.1%		$422.2	87.5%

2007
Attritional	$360.6	72.7%		$52.4	10.6%		$413.0	83.2%
Catastrophes	-	0.0%		(0.3)	-0.1%		(0.3)	-0.1%
Total segment	$360.6	72.7%		$52.1	10.5%		$412.7	83.2%

Variance 2009/2008
Attritional	$(43.2)	6.8	pts	$(61.4)	(11.3)	pts	$(104.6)	(4.5)	pts
Catastrophes	-	-	pts	0.2	-	pts	0.2	-	pts
Total segment	$(43.2)	6.8	pts	$(61.2)	(11.3)	pts	$(104.4)	(4.5)	pts

Variance 2008/2007
Attritional	$(25.6)	(3.3)	pts	$35.0	7.5	pts	$9.4	4.3	pts
Catastrophes	-	-	pts	0.1	-	pts	0.1	-	pts
Total segment	$(25.6)	(3.3)	pts	$35.1	7.6	pts	$9.5	4.3	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 24.7% to $317.8 million in 2009 compared to $422.2 million in 2008.  This decrease was due to the decrease in net earned premiums and less unfavorable prior years’ attritional development.  Unfavorable prior years’ attritional reserve development was $61.4 million less in 2009 compared to 2008.  The 2009 unfavorable attritional reserve development of $26.0 million was primarily the result of reserve strengthening on contractor’s liability programs, package policy business and workers’ compensation business.  The 2008 unfavorable attritional reserve development of $87.4 million was primarily the result of the $85.3 million reserve strengthening for an auto loan credit insurance program.

Incurred losses and LAE increased by 2.3% to $422.2 million in 2008 compared to $412.7 million for 2007.  In 2008, we strengthened our reserves for an auto loan credit insurance program by $85.3 million as the deterioration in general economic conditions adversely impacted loan performance resulting in unforeseen increases in loan default rates and claim amounts.  We had also strengthened the reserves for this program by $64.7 million in 2007.  In 2008, we commuted our remaining liability on this program with the largest policyholder representing approximately one third of the remaining loss exposure.  Given the magnitude of our current reserves, the maturity of the remaining insured portfolio and the reduced principal exposure, we believe the future loss development, if any, related to this program will not be material.  Other than as related to this program, the segment experienced negligible reserve development in 2008 and favorable reserve development in 2007.

Segment Expenses. Commission and brokerage expenses decreased by 56.3% to $29.8 million in 2009 compared to $68.2 million in 2008.  The variance was primarily due to the change in the mix of business written and additional cessions under the affiliated quota share agreement.  Segment other underwriting expenses were $74.6 million and $64.3 million for 2009 and 2008, respectively. The increase was primarily due to costs associated with the expanded infrastructure in support of expanding our direct lines of business.

Commission and brokerage expenses increased by 6.0% to $68.2 million in 2008 compared to $64.3 million in 2007, principally due to higher commissions on two new programs.  Segment other underwriting expenses in 2008 increased to $64.3 million compared to $58.2 million for 2007, primarily due to increased compensation costs associated with increased staff.

Specialty Underwriting.
The following table presents the underwriting results and ratios for the Specialty Underwriting segment for the periods indicated.

	Years Ended December 31,			2009/2008		2008/2007
(Dollars in millions)	2009	2008	2007	Variance	% Change	Variance	% Change
Gross written premiums	$234.8	$260.4	$270.1	$(25.6)	-9.8%	$(9.7)	-3.6%
Net written premiums	132.9	167.7	185.4	(34.8)	-20.7%	(17.7)	-9.5%

Premiums earned	$139.1	$168.4	$184.9	$(29.3)	-17.4%	$(16.5)	-8.9%
Incurred losses and LAE	96.3	116.3	118.3	(20.0)	-17.2%	(2.0)	-1.7%
Commission and brokerage	40.9	40.9	44.3	-	0.0%	(3.3)	-7.5%
Other underwriting expenses	8.7	8.1	8.5	0.7	8.2%	(0.4)	-4.8%
Underwriting (loss) gain	$(6.8)	$3.1	$13.8	$(9.9)	NM	$(10.7)	-77.4%

					Point Chg		Point Chg
Loss ratio	69.2%	69.0%	64.0%		0.2		5.0
Commission and brokerage ratio	29.4%	24.3%	23.9%		5.1		0.4
Other underwriting expense ratio	6.3%	4.8%	4.6%		1.5		0.2
Combined ratio	104.9%	98.1%	92.5%		6.8		5.6

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums decreased by 9.8% to $234.8 million in 2009 compared to $260.4 million for 2008, primarily due to a $33.7 million decrease in marine premiums and a $5.9 million decrease in surety premiums, partially offset by a $10.0 million increase in aviation premiums and a $2.7 million increase in A&H premiums.  Net written premiums decreased by 20.7% to $132.9 million in 2009 compared to $167.7 million in 2008 due to the decrease in gross writings coupled with the increased cessions under the affiliated quota share agreement.  Premiums earned decreased to $139.1 million in 2009 compared to $168.4 million in 2008. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 3.6% to $260.4 million in 2008 compared to $270.1 million in 2007.  Aviation premiums decreased by $16.9 million (58.9%) owing to very competitive market conditions.  A&H premiums decreased by $15.4 million (16.1%) largely due to lower premiums under certain quota share contracts where the ceding companies have culled their books to improve their loss experience.  Marine premiums increased $19.8 million (19.8%) due to higher premiums on our quota share covers and improved rates across the book, while surety premiums were up $2.8 million or 6.1%.  Net written premiums decreased by 9.5% to $167.7 million in 2008 compared to $185.4 million in 2007, as a result of the decrease in gross written premiums combined with the increased cessions under the affiliated quota share agreement.  Premiums earned decreased by 8.9% to $168.4 million in 2008 compared to $184.9 million in 2007 as a result of the decline in net written premiums.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Specialty Underwriting segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$97.0	69.7%		$(5.7)	-4.1%		$91.3	65.6%
Catastrophes	-	0.0%		4.9	3.5%		4.9	3.5%
Total segment	$97.0	69.7%		$(0.7)	-0.5%		$96.3	69.2%

2008
Attritional	$103.2	61.3%		$(1.2)	-0.7%		$102.0	60.6%
Catastrophes	10.5	6.2%		3.8	2.2%		14.3	8.5%
Total segment	$113.7	67.5%		$2.6	1.5%		$116.3	69.0%

2007
Attritional	$105.3	57.0%		$(4.7)	-2.6%		$100.6	54.4%
Catastrophes	0.3	0.2%		17.4	9.4%		17.7	9.6%
Total segment	$105.6	57.1%		$12.7	6.9%		$118.3	64.0%

Variance 2009/2008
Attritional	$(6.2)	8.4	pts	$(4.5)	(3.4)	pts	$(10.7)	5.0	pts
Catastrophes	(10.5)	(6.2)	pts	1.2	1.3	pts	(9.3)	(4.9)	pts
Total segment	$(16.7)	2.2	pts	$(3.3)	(2.1)	pts	$(20.0)	0.1	pts

Variance 2008/2007
Attritional	$(2.1)	4.3	pts	$3.5	1.8	pts	$1.4	6.2	pts
Catastrophes	10.2	6.1	pts	(13.7)	(7.2)	pts	(3.5)	(1.1)	pts
Total segment	$8.1	10.4	pts	$(10.1)	(5.4)	pts	$(2.0)	5.1	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 17.2% to $96.3 million in 2009 compared to $116.3 million in 2008, primarily as a result of the decline in earned premiums, a decrease in catastrophe losses on the marine book of business, period over period,  in addition to more favorable reserve development on prior years’ attritional losses for the surety and A&H lines.

Incurred losses and LAE decreased by 1.7% to $116.3 million in 2008 compared to $118.3 million in 2007, primarily due to lower catastrophe losses in 2008 as compared to 2007, partially offset by slightly higher attritional losses in 2008.

Segment Expenses. Commission and brokerage expenses remained flat at $40.9 million for 2009 compared to 2008 despite the decline in earned premiums, primarily due to the mix in business, period over period.  Segment other underwriting expenses were $8.7 million and $8.1 million for 2009 and 2008, respectively.

Commission and brokerage expenses decreased 7.5% to $40.9 million in 2008 compared to $44.3 million in 2007 due primarily to the increased cessions under the affiliated quota share agreement.  Segment other underwriting expenses decreased slightly to $8.1 million in 2008 compared to $8.5 million in 2007.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Years Ended December 31,			2009/2008		2008/2007
(Dollars in millions)	2009	2008	2007	Variance	% Change	Variance	% Change
Gross written premiums	$1,084.5	$904.7	$805.9	$179.8	19.9%	$98.8	12.3%
Net written premiums	589.7	539.1	553.0	50.6	9.4%	(13.9)	-2.5%

Premiums earned	$586.7	$545.6	$558.2	$41.1	7.5%	$(12.6)	-2.3%
Incurred losses and LAE	333.2	367.1	339.7	(33.9)	-9.2%	27.4	8.1%
Commission and brokerage	131.7	129.7	126.7	1.9	1.5%	3.0	2.4%
Other underwriting expenses	23.1	19.8	18.6	3.3	16.7%	1.1	6.2%
Underwriting gain	$98.8	$28.9	$73.1	$69.8	241.4%	$(44.2)	-60.4%

					Point Chg		Point Chg
Loss ratio	56.8%	67.3%	60.9%		(10.5)		6.4
Commission and brokerage ratio	22.4%	23.8%	22.7%		(1.4)		1.1
Other underwriting expense ratio	4.0%	3.6%	3.3%		0.4		0.3
Combined ratio	83.2%	94.7%	86.9%		(11.5)		7.8

(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums increased by 19.9% to $1,084.5 million in 2009 compared to $904.7 million in 2008.  As a result of our strong financial strength ratings, we continue to see increased participations on treaties in most regions, new business writings and preferential signings, including preferential terms and conditions. In addition, rates, in some markets, also contributed to the increased written premiums. Premiums written through the Brazil, Miami and New Jersey offices increased by $122.9 million (21.3%), the Asian branch increased by $32.4 million (17.1%) and the Canadian branch premiums increased by $24.5 million (17.7%).  Net written premiums increased by 9.4% to $589.7 million in 2009 compared to $539.1 million in 2008, primarily due to the increase in gross written premiums coupled with the increase in cessions under the affiliated quota share.  Premiums earned increased by 7.5% to $586.7 million in 2009 compared to $545.6 million in 2008, generally consistent with the increase in net written premiums.

Gross written premiums increased by 12.3% to $904.7 million in 2008 compared to $805.9 million in 2007.  Due to the strong financial strength ratings in 2008, we obtained increased participations on treaties in most regions.  As well, we benefited from new business writings as some insurers sought to increase the financial strength ratings of their reinsurance panels.  In addition, we obtained some preferential signings including preferential terms and conditions, and benefited from higher rates in some markets.  Premiums written through the Miami and New Jersey offices increased by $106.0 million (22.5%), the Asian branch increased by $24.2 million (14.6%), while premiums for the Canadian branch decreased by $31.8 million (18.7%).  Net written premiums decreased by 2.5% to $539.1 million in 2008 compared to $553.0 million in 2007, primarily due to the increased cessions under the affiliated quota share agreement.  Premiums earned decreased by 2.3% to $545.6 million in 2008 compared to $558.2 million in 2007, generally consistent with the decrease in net written premiums.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$296.4	50.5%		$12.5	2.1%		$309.0	52.7%
Catastrophes	22.1	3.8%		2.1	0.4%		24.2	4.1%
Total segment	$318.5	54.3%		$14.7	2.5%		$333.2	56.8%

2008
Attritional	$350.0	64.2%		$(3.9)	-0.7%		$346.1	63.4%
Catastrophes	26.1	4.8%		(5.0)	-0.9%		21.1	3.9%
Total segment	$376.1	68.9%		$(9.0)	-1.6%		$367.1	67.3%

2007
Attritional	$285.5	51.2%		$(5.1)	-0.9%		$280.4	50.2%
Catastrophes	56.6	10.1%		2.7	0.5%		59.3	10.6%
Total segment	$342.1	61.3%		$(2.4)	-0.4%		$339.7	60.9%

Variance 2009/2008
Attritional	$(53.6)	(13.7)	pts	$16.5	2.8	pts	$(37.1)	(10.7)	pts
Catastrophes	(4.0)	(1.0)	pts	7.2	1.3	pts	3.1	0.2	pts
Total segment	$(57.6)	(14.6)	pts	$23.6	4.1	pts	$(33.9)	(10.5)	pts

Variance 2008/2007
Attritional	$64.5	13.0	pts	$1.2	0.2	pts	$65.7	13.2	pts
Catastrophes	(30.5)	(5.3)	pts	(7.8)	(1.4)	pts	(38.2)	(6.8)	pts
Total segment	$34.0	7.7	pts	$(6.6)	(1.2)	pts	$27.4	6.4	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 9.2% to $333.2 million in 2009 compared to $367.1 million in 2008. Fluctuations in the current year attritional loss ratio between 2009 and 2008 were the result of changes in the mix of business written coupled with the changes in ceding percentages from the affiliated quota share agreements.  In addition, the segment had lower 2009 current year catastrophe losses.  Offsetting the decrease was unfavorable prior years’ loss development in 2009 compared to favorable development in 2008, which had a 4.1 point impact on the loss ratio.

Incurred losses and LAE increased by 8.1% to $367.1 million in 2008 compared to $339.7 million in 2007.  The segment loss ratio increased by 6.4 points for 2008 compared to 2007, primarily due to higher attritional losses in 2008 compared to 2007, partially offset by lower catastrophe losses.

Segment Expenses. Commission and brokerage expenses increased 1.5% to $131.7 million in 2009 compared to $129.7 million in 2008.  The increase was primarily due to the growth in premiums earned in conjunction with the blend of business mix. Segment other underwriting expenses were $23.1 million and $19.8 million for 2009 and 2008, respectively.

Commission and brokerage expenses increased slightly to $129.7 million in 2008 compared to $126.7 million in 2007 despite a slight decline in premiums earned.  The commission and brokerage ratio increased principally due to increased contingent commissions emanating from the profitable results. Segment other underwriting expenses in 2008 was $19.8 million compared to $18.6 million in 2007.

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

Interest Rate Risk.  Our $8.0 billion investment portfolio, at December 31, 2009, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and of which 17.3% are exposed to foreign currency movements, and some equity securities, which are subject to price fluctuations.  The impact of the foreign exchange movements on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $648.7 million of mortgage-backed securities in the $6,513.7 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $261.4 million of short-term investments) for the periods indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates for mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2009
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$7,393.3	$7,105.3	$6,775.1	$6,418.1	$6,076.8
Market/Fair Value Change from Base (%)	9.1%	4.9%	0.0%	-5.3%	-10.3%
Change in Unrealized Appreciation
After-tax from Base ($)	$401.8	$214.6	$-	$(232.1)	$(453.9)

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2008
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$7,209.1	$6,855.1	$6,473.7	$6,083.4	$5,720.2
Market/Fair Value Change from Base (%)	11.4%	5.9%	0.0%	-6.0%	-11.6%
Change in Unrealized Appreciation
After-tax from Base ($)	$478.0	$247.9	$-	$(253.7)	$(489.7)

We had $7,300.1 million and $7,420.0 million of gross reserves for losses and LAE as of December 31, 2009 and 2008, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2009
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$304.0	$342.0	$380.0	$418.0	$456.0
After-tax Change in Fair/Market Value	(49.4)	(24.7)	-	24.7	49.4

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2008
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$95.9	$107.8	$119.8	$131.8	$143.8
After-tax Change in Fair/Market Value	(15.6)	(7.8)	-	7.8	15.6

Foreign Exchange Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of December 31, 2009 there has been no material change in exposure to foreign exchange rates as compared to December 31, 2008.

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

	Change in Foreign Exchange Rates in Percent
	At December 31, 2009
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(63.2)	$(35.6)	$-	$41.5	$87.4

	Change in Foreign Exchange Rates in Percent
	At December 31, 2008
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(51.7)	$(29.4)	$-	$34.6	$73.2

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment we concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

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

Information for Item 12 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information for Item 13 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The PricewaterhouseCoopers LLP (and its worldwide affiliates) fees incurred are as follows for the periods indicated:

(Dollars in thousands)		2009	2008
(1)	Audit Fees	$1,995.6	$1,946.0
(2)	Audit-Related Fees	78.9	105.2
(3)	Tax Fees	17.0	179.7
(4)	All Other Fees	5.4	5.0

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2010.

EVEREST REINSURANCE HOLDINGS, INC.

By:	/S/ JOSEPH V. TARANTO
Joseph V. Taranto (Chairman and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSEPH V. TARANTO	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2010
Joseph V. Taranto

/S/ RALPH E. JONES, III	President and Chief Operating Officer	March 31, 2010
Ralph E. Jones, III

/S/ DOMINIC J. ADDESSO	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2010
Dominic J. Addesso

/S/ KEITH T. SHOEMAKER	Comptroller (Principal Accounting Officer)	March 31, 2010
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

*1	0.1
Employment Agreement with Joseph V. Taranto executed on July 15, 1998, incorporated herein by reference to Exhibit 10.21 to Everest Reinsurance Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the “second quarter 1998 10-Q”)

*1	0.2
Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. and Joseph V. Taranto dated February 15, 2000, incorporated herein by reference to Exhibit 10.29 to Everest Re Group, Ltd. Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 10-K”)

*1	0.3	Change of Control Agreement with Joseph V. Taranto effective July 15, 1998, incorporated herein by reference to Exhibit 10.22 to the second quarter 1998 10-Q

*1	0.4
Amendment of Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. and Joseph V. Taranto dated February 15, 2000, incorporated herein by reference to Exhibit 10.30 to the 1999 10-K

1	0.5
Stock Purchase Agreement between The Prudential Insurance Company of America and Everest Reinsurance Holdings, Inc. for the sale of common stock of Gibraltar Casualty Company dated February 24, 2000, incorporated herein by reference to Exhibit 10.32 to the 1999 10-K

1	0.6
Amendment No. 1 to Stock Purchase Agreement between The Prudential Insurance Company of America and Everest Reinsurance Holdings, Inc. for the sale of common stock of Gibraltar Casualty Company dated August 8, 2000, incorporated herein by reference to Exhibit 10.1 to the Everest Re Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

1	0.7
Proportional Excess of Loss Reinsurance Agreement entered into between Gibraltar Casualty Company and Prudential Property and Casualty Insurance Company, incorporated herein by reference to Exhibit 10.24 to the Everest Re Group, Ltd. Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”)

1	0.8	Guarantee Agreement made by The Prudential Insurance Company of America in favor of Gibraltar Casualty Company, incorporated herein by reference to Exhibit 10.25 to the 2000 10-K

1	0.9	Lease, effective December 26, 2000 between OTR, an Ohio general partnership, and Everest Reinsurance Company, incorporated herein by reference to Exhibit 10.26 to the 2000 10-K

*1	0.10
Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated March 30, 2001, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Report on Form 10-Q for the quarter ended March 31, 2001 (the “first quarter 2001 10-Q”)

*1	0.11
Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated April 20, 2001, incorporated herein by reference to Exhibit 10.2 to the first quarter 2001 10-Q

*1	0.12
Amendment of Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated March 30, 2001, incorporated herein by reference to Exhibit 10.3 to the first quarter 2001 10-Q

*1	0.13
Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group Ltd., Everest Global Services Inc. and Joseph V. Taranto, dated April 18, 2003, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on April 21, 2003

*1	0.14
Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated August 31, 2005, incorporated by reference to Exhibit 10.1 to Everest Re Group, Ltd. From 8-K filed on August 31, 2005

1	0.15
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

*1	0.16
Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Craig E. Eisenacher, dated December 18, 2006, incorporated by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on December 5, 2006

*1	0.17
Amendment to Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc. and Joseph V. Taranto, dated April 5, 2007, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on April 5, 2007

*1	0.18
Amendment to Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services and Joseph V. Taranto, dated April 5, 2007, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on April 5, 2007

*1	0.19
Amendment to Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated January 1, 2009, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on January 2, 2009

1	0.20
Completion of Tender Offer relating to Everest Reinsurance Holdings, Inc. 6.60% Fixed to Floating Rate Long Term Subordinated Notes (LoTSSM) dated March 19, 2009, incorporated herein by reference to Exhibit 99.1 to Everest Re Group, Ltd. Form 8-K filed on March 31, 2009

*1	0.21
Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Global Services, Inc., Everest Re Group, Ltd. and Joseph V. Taranto, dated September 25, 2009, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on October 1, 2009

2	3.1	Consent of PricewaterhouseCoopers LLP, filed herewith

3	1.1	Section 302 Certification of Joseph V. Taranto, filed herewith

3	1.2	Section 302 Certification of Dominic J. Addesso, filed herewith

3	2.1	Section 906 Certification of Joseph V. Taranto and Dominic J. Addesso, furnished herewith

* Management contract or compensatory plan or arrangement.

EVEREST REINSURANCE HOLDINGS, INC.

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder
of Everest Reinsurance Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Everest Reinsurance Holdings, Inc. and its subsidiaries (the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for other-than-temporary impairments of debt securities in 2009.

PricewaterhouseCoopers LLP
New York, New York
March 31, 2010

Index
EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par value per share)	2009	2008

ASSETS:
Fixed maturities - available for sale, at market value	$6,463,168	$5,511,856
(amortized cost: 2009, $6,255,759; 2008, $5,610,483)
Fixed maturities - available for sale, at fair value	50,528	43,090
Equity securities - available for sale, at market value (cost: 2009, $15; 2008, $15)	13	16
Equity securities - available for sale, at fair value	380,025	119,815
Short-term investments	261,438	918,712
Other invested assets (cost: 2009, $387,200; 2008, $400,498)	386,326	392,589
Other invested assets, at fair value	382,639	316,750
Cash	107,480	92,264
Total investments and cash	8,031,617	7,395,092
Accrued investment income	83,705	82,860
Premiums receivable	769,744	714,035
Reinsurance receivables - unaffiliated	618,081	637,890
Reinsurance receivables - affiliated	2,492,152	2,480,016
Funds held by reinsureds	156,223	147,287
Deferred acquisition costs	183,498	192,096
Prepaid reinsurance premiums	562,146	456,180
Deferred tax asset	210,493	518,042
Federal income tax recoverable	135,682	70,299
Other assets	136,234	172,825
TOTAL ASSETS	$13,379,575	$12,866,622

LIABILITIES:
Reserve for losses and loss adjustment expenses	$7,300,139	$7,419,993
Unearned premium reserve	1,239,320	1,176,834
Funds held under reinsurance treaties	175,257	134,698
Losses in the course of payment	42,633	35,805
Commission reserves	50,897	45,531
Other net payable to reinsurers	444,535	378,800
8.75% Senior notes due 3/15/2010	199,970	199,821
5.4% Senior notes due 10/15/2014	249,769	249,728
6.6% Long term notes due 05/01/2067	238,348	399,643
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	9,885	11,217
Other liabilities	240,151	281,687
Total liabilities	10,520,801	10,663,654

Commitments and Contingencies (Note 17)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2009 and 2008)	-	-
Additional paid-in capital	321,185	315,771
Accumulated other comprehensive income (loss), net of deferred income tax expense of
$89.9 million at 2009 and tax benefit of $38.8 million at 2008	166,978	(72,063)
Retained earnings	2,370,611	1,959,260
Total stockholder's equity	2,858,774	2,202,968
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$13,379,575	$12,866,622

The accompanying notes are an integral part of the consolidated financial statements.

Index
EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007

REVENUES:
Premiums earned	$1,785,060	$1,881,782	$2,178,900
Net investment income	262,086	363,053	406,592
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(5,510)	(74,500)	(4,014)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income	-	-	-
Other net realized capital gains (losses)	62,438	(414,686)	84,901
Total net realized capital gains (losses)	56,928	(489,186)	80,887
Realized gain on debt repurchase	78,271	-	-
Other income (expense)	366	57,921	(73,641)
Total revenues	2,182,711	1,813,570	2,592,738

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,091,676	1,465,560	1,507,574
Commission, brokerage, taxes and fees	344,577	398,610	465,912
Other underwriting expenses	150,332	129,926	123,916
Interest, fee and bond issue cost amortization expense	70,883	78,979	91,059
Total claims and expenses	1,657,468	2,073,075	2,188,461

INCOME (LOSS) BEFORE TAXES	525,243	(259,505)	404,277
Income tax expense (benefit)	129,392	(134,748)	100,086

NET INCOME (LOSS)	$395,851	$(124,757)	$304,191

Other comprehensive income (loss), net of tax	254,541	(235,339)	35,482

COMPREHENSIVE INCOME (LOSS)	$650,392	$(360,096)	$339,673

The accompanying notes are an integral part of the consolidated financial statements.

Index
EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY

	Years Ended December 31,
(Dollars in thousands, except share amounts)	2009	2008	2007

COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$315,771	$310,206	$300,764
Share-based compensation plans	5,414	5,565	9,442
Balance, end of period	321,185	315,771	310,206

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(72,063)	163,276	332,578
Cumulative adjustment of initial adoption(1), net of tax	(15,500)	-	-
Cumulative adjustment of initial adoption(2), net of tax	-	-	(204,784)
Net increase (decrease) during the period	254,541	(235,339)	35,482
Balance, end of period	166,978	(72,063)	163,276

RETAINED EARNINGS:
Balance, beginning of period	1,959,260	2,094,017	1,585,042
Cumulative adjustment of initial adoption(1), net of tax	15,500	-	-
Cumulative adjustment of initial adoption(2), net of tax	-	-	204,784
Net income (loss)	395,851	(124,757)	304,191
Dividends declared	-	(10,000)	-
Balance, end of period	2,370,611	1,959,260	2,094,017

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$2,858,774	$2,202,968	$2,567,499

(1) The cumulative adjustment to accumulated other comprehensive income (loss) and retained earnings, net of deferred income taxes, represents the effect of initially adopting new guidance for other-than-temporary impairments of debt securities.

(2) The cumulative adjustment to accumulated other comprehensive income (loss) and retained earnings, net of deferred income taxes, represents the effect of initially adopting new guidance for fair value option for financial assets.

The accompanying notes are an integral part of the consolidated financial statements.

Index
EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$395,851	$(124,757)	$304,191
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in premiums receivable	(51,103)	82,398	145,022
Decrease in funds held by reinsureds, net	31,915	2,426	6,808
Decrease (increase) in reinsurance receivables	15,207	(50,349)	(63,541)
Decrease (increase) in deferred tax asset	170,490	(112,021)	(50,191)
(Decrease) increase in reserve for losses and loss adjustment expenses	(175,589)	(42,354)	66,119
Increase (decrease) in unearned premiums	54,760	(181,240)	(66,483)
Change in equity adjustments in limited partnerships	28,467	30,985	(22,726)
Change in other assets and liabilities, net	(78,685)	(65,102)	(83,460)
Non-cash compensation expense	5,384	4,983	4,832
Non-cash loss portfolio transfer transaction	-	315	-
Amortization of bond premium/(accrual of bond discount)	11,665	9,257	(7,969)
Amortization of underwriting discount on senior notes	192	179	164
Realized gain on debt repurchase	(78,271)	-	-
Net realized capital (gains) losses	(56,928)	489,186	(80,887)
Net cash provided by operating activities	273,355	43,906	151,879

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	445,817	486,174	736,297
Proceeds from fixed maturities matured/called - available for sale, at fair value	15,358	1,900	-
Proceeds from fixed maturities sold - available for sale, at market value	102,396	140,139	38,504
Proceeds from fixed maturities sold - available for sale, at fair value	14,778	-	-
Proceeds from equity securities sold - available for sale, at market value	23,028	(15)	6,497
Proceeds from equity securities sold - available for sale, at fair value	43,483	777,250	760,729
Distributions from other invested assets	28,460	94,082	48,712
Cost of fixed maturities acquired - available for sale, at market value	(1,152,966)	(1,362,282)	(585,910)
Cost of fixed maturities acquired - available for sale, at fair value	(27,555)	(43,414)	-
Cost of equity securities acquired - available for sale, at fair value	(265,272)	(322,530)	(329,486)
Cost of other invested assets acquired	(43,628)	(76,384)	(135,357)
Cost of other invested assets acquired, at fair value	(25,840)	(150,744)	(241,584)
Net change in short-term investments	666,882	364,811	(628,453)
Net change in unsettled securities transactions	6,042	7,436	(5,609)
Net cash used in investing activities	(169,017)	(83,577)	(335,660)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	30	582	4,610
Net proceeds from issuance of long term notes	-	-	395,637
Redemption of junior subordinated debt securities	-	-	(216,496)
Net cost of debt repurchase	(83,026)	-	-
Dividends paid to stockholder	-	(10,000)	-
Net cash (used in) provided by financing activities	(82,996)	(9,418)	183,751

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6,126)	(5,094)	9,942

Net increase (decrease) in cash	15,216	(54,183)	9,912
Cash, beginning of period	92,264	146,447	136,535
Cash, end of period	$107,480	$92,264	$146,447

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
Income taxes paid (recovered)	$30,859	$(46,666)	$250,909
Interest paid	$71,256	$77,948	$82,635

The accompanying notes are an integral part of the consolidated financial statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Business and Basis of Presentation.
Everest Reinsurance Holdings, Inc. (“Holdings”), a Delaware company and direct subsidiary of Everest Underwriting Group (Ireland) Limited (“Holdings Ireland”), which is a direct subsidiary of Everest Re Group, Ltd. (“Group”), through its subsidiaries, principally provides property and casualty reinsurance and insurance in the United States of America and internationally.  As used in this document, “Company” means Holdings and its subsidiaries.  On December 30, 2008, Group contributed the Company to its recently established Irish holding company, Holdings Ireland.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The statements include all of the following domestic and foreign direct and indirect subsidiaries of the Company:  Everest Reinsurance Company (“Everest Re”), Everest National Insurance Company (“Everest National”), Everest Indemnity Insurance Company (“Everest Indemnity”), Everest Security Insurance Company (“Everest Security”), Everest Insurance Company of Canada (“Everest Canada”), Mt. Whitney Securities, Inc., Everest Reinsurance Company – Escritório de Representação No Brasil Ltda. (“Everest Brazil”), Mt. McKinley Managers, L.L.C., Workcare Southeast, Inc., Workcare Southeast of Georgia, Inc., Everest Specialty Underwriters, LLC (“Holdings Specialty”) and Mt. McKinley Insurance Company (“Mt. McKinley”).  All amounts are reported in U.S. dollars.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Ultimate actual results could differ, possibly materially, from those estimates.

All intercompany accounts and transactions have been eliminated.

Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2009 presentation.

B.  Investments.
Fixed maturity and market value equity security investments are all classified as available for sale.  Unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, are reflected in stockholder’s equity, net of income taxes in “accumulated other comprehensive income” in the consolidated balance sheets.  Equity securities and other invested assets carried at fair value reflect fair value re-measurements as net realized capital gains or losses in the consolidated statements of operations and comprehensive income.  Unrealized losses on fixed maturities, which are deemed other-than-temporary, are charged to net income as net realized capital losses.  Short-term investments are stated at cost, which approximates market value.  Realized gains or losses on sales of investments are determined on the basis of identified cost.  For non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality and cash flow characteristics of each security.  For publicly traded securities, market value is based on quoted market prices or valuation models that use observable market inputs.  When a sector of the financial markets is inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Retrospective adjustments are employed to recalculate the values of asset-backed securities.  Each acquisition lot is reviewed to recalculate the effective yield.  The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition.  Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities.  Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used to effect the calculation of projected and prepayments for pass-through security types.  Other invested assets

Index

include limited partnerships, rabbi trusts and an affiliated entity.  Limited partnerships and the affiliated entity are accounted for under the equity method of accounting, which can be recorded on a monthly or quarterly lag.

C.  Uncollectible Receivable Balances.
The Company provides reserves for uncollectible reinsurance recoverable and premium receivables balances based on management’s assessment of the collectibility of the outstanding balances.  Such reserves were $65.6 million and $263.7 million at December 31, 2009 and 2008, respectively.

D.  Deferred Acquisition Costs.
Acquisition costs, consisting principally of commissions and brokerage expenses and certain premium taxes and fees incurred at the time a contract or policy is issued and that vary with and are directly related to the Company’s reinsurance and insurance business, are deferred and amortized over the period in which the related premiums are earned, which is generally one year.  Deferred acquisition costs are limited to their estimated realizable value by line of business based on the related unearned premiums, anticipated claims and claim expenses and anticipated investment income.  Deferred acquisition costs amortized to income were $344.6 million, $398.6 million and $465.9 million in 2009, 2008 and 2007, respectively.

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

Index

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

L. Application of Recently Issued Accounting Guidance.
Financial Accounting Standards Board Launched Accounting Codification.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance establishing the FASB Accounting Standards CodificationTM (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

Following the Codification, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

GAAP is not intended to be changed as a result of the FASB’s Codification, but it will change the way the guidance is organized and presented.  As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in the accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company’s adoption of this guidance impacts the way the Company references U.S. GAAP accounting standards in the financial statements and Notes to Consolidated Financial Statements.

Subsequent Events. In May 2009, the FASB issued authoritative guidance for subsequent events, which was later modified in February 2010, that addresses the accounting for and disclosure of subsequent events not addressed in other applicable U.S. GAAP.  The Company implemented the new disclosure requirement beginning with the second quarter of 2009 and included it in the Notes to Consolidated Interim Financial Statements.

Interim Disclosures About Fair Value of Financial Instruments.  In April 2009, the FASB revised the authoritative guidance for disclosures about fair value of financial instruments.  This new guidance requires quarterly disclosures on the qualitative and quantitative information about the fair value of all financial instruments including methods and significant assumptions used to estimate fair value during the period. These disclosures were previously only done annually.  The Company adopted this disclosure beginning with the second quarter of 2009 and included it in the Notes to Consolidated Interim Financial Statements.

Index

Other-Than-Temporary Impairments on Investment Securities.  In April 2009, the FASB revised the authoritative guidance for the recognition and presentation of other-than-temporary impairments. This new guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairments on debt and equity securities. For available for sale debt securities that the Company has no intent to sell and more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the rest of the fair value loss would be recognized in accumulated other comprehensive income.  The Company adopted this guidance effective April 1, 2009.  Upon adoption the Company recognized a cumulative-effect adjustment increase in retained earnings and decrease in accumulated other comprehensive income (loss) of $15.5 million, net of $8.3 million of tax.

Measurement of Fair Value in Inactive Markets.  In April 2009, the FASB revised the authoritative guidance for fair value measurements and disclosures, which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. It also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. There was no impact to the Company’s financial statements upon adoption.

Fair Value Disclosures about Pension Plan Assets. In December 2008, the FASB revised the authoritative guidance for employers’ disclosures about pension plan assets. This new guidance requires additional disclosures about the components of plan assets, investment strategies for plan assets and significant concentrations of risk within plan assets. The Company, in conjunction with fair value measurement of plan assets, will separate plan assets into the three fair value hierarchy levels and provide a roll forward of the changes in fair value of plan assets classified as Level 3 in the current 2009 annual consolidated financial statements. These disclosures have no effect on the Company’s accounting for plan benefits and obligations.

2.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At December 31, 2009
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$132,348	$3,614	$(1,671)	$134,291
Obligations of U.S. states and political subdivisions	3,694,267	183,848	(24,256)	3,853,859
Corporate securities	618,507	30,298	(13,424)	635,381
Asset-backed securities	16,597	460	(1,909)	15,148
Mortgage-backed securities
Commercial	24,213	4,956	(111)	29,058
Agency residential	556,032	10,366	(1,691)	564,707
Non-agency residential	61,098	916	(7,055)	54,959
Foreign government securities	638,204	27,700	(6,687)	659,217
Foreign corporate securities	514,493	17,184	(15,129)	516,548
Total fixed maturity securities	$6,255,759	$279,342	$(71,933)	$6,463,168
Equity securities	$15	$-	$(2)	$13

Index

	At December 31, 2008
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$139,776	$15,456	$-	$155,232
Obligations of U.S. states and political subdivisions	3,846,754	113,885	(164,921)	3,795,718
Corporate securities	482,533	18,404	(64,620)	436,317
Asset-backed securities	13,795	7	(4,441)	9,361
Mortgage-backed securities
Commercial	6,516	-	(1,067)	5,449
Agency residential	170,299	4,838	(33)	175,104
Non-agency residential	54,816	-	(18,252)	36,564
Foreign government securities	467,935	32,538	(7,776)	492,697
Foreign corporate securities	428,059	6,602	(29,247)	405,414
Total fixed maturity securities	$5,610,483	$191,730	$(290,357)	$5,511,856
Equity securities	$15	$1	$-	$16

In accordance with FASB guidance, the Company reclassified the previously recorded cumulative-effect of the non-credit portion of other-than-temporary impairments from retained earnings into accumulated other comprehensive income.  The pre-tax amount of the reclassification was $23.8 million, all of which were corporate securities.  At December 31, 2009, the cumulative unrealized depreciation on these securities had improved, with the remaining unrealized depreciation for the corporate securities at $2.0 million.

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity. Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At December 31, 2009		At December 31, 2008
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$334,054	$335,948	$293,575	$286,141
Due after one year through five years	1,276,968	1,316,918	951,147	976,704
Due after five years through ten years	1,224,457	1,282,470	1,152,818	1,161,999
Due after ten years	2,762,340	2,863,960	2,967,517	2,860,534
Asset-backed securities	16,597	15,148	13,795	9,361
Mortgage-backed securities
Commercial	24,213	29,058	6,516	5,449
Agency residential	556,032	564,707	170,299	175,104
Non-agency residential	61,098	54,959	54,816	36,564
Total fixed maturity securities	$6,255,759	$6,463,168	$5,610,483	$5,511,856

Index

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Years Ended December 31,
(Dollars in thousands)	2009	2008
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$329,881	$(266,108)
Fixed maturity securities, cumulative other-than-temporary impairment adjustment	(23,846)	-
Equity securities	(3)	-
Other invested assets	7,035	(10,366)
Change in unrealized appreciation (depreciation), pre-tax	313,067	(276,474)
Deferred tax (expense) benefit	(117,920)	96,766
Deferred tax benefit, cumulative other-than-temporary impairment adjustment	8,346	-
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$203,493	$(179,708)

The Company frequently reviews its fixed maturity securities investment portfolio for declines in market value and focuses its attention on securities whose fair value has fallen below 80% of their amortized value at the time of review.  The Company then assesses whether the decline in value is temporary or other-than-temporary.  In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information.  Generally, a change in a security’s value caused by a change in the market or interest rate environment does not constitute an other-than-temporary impairment, but rather a temporary decline in market value.  Temporary declines in market value are recorded as unrealized losses in accumulated other comprehensive income.  If the Company determines that the decline is other-than-temporary and the Company does not have the intent to sell the security; and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, the carrying value of the investment is written down to fair value.  The fair value adjustment that is credit related is recorded in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income. The fair value adjustment that is non-credit related is recorded as a component of other comprehensive income, net of tax, and is included in accumulated other comprehensive income in the Company’s consolidated balance sheets.  The Company’s assessments are based on the issuers current and expected future financial position, timeliness with respect to interest and/or principal payments, speed of repayments and any applicable credit enhancements or breakeven constant default rates on mortgage-backed and asset-backed securities, as well as relevant information provided by rating agencies, investment advisors and analysts.

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

Index

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration by security type of unrealized loss at December 31, 2009
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$44,943	$(1,671)	$-	$-	$44,943	$(1,671)
Obligations of U.S. states and political subdivisions	559	(4)	452,018	(24,252)	452,577	(24,256)
Corporate securities	45,045	(1,056)	118,153	(12,368)	163,198	(13,424)
Asset-backed securities	366	(26)	8,233	(1,883)	8,599	(1,909)
Mortgage-backed securities
Commercial	959	(34)	3,312	(77)	4,271	(111)
Agency residential	213,093	(1,691)	-	-	213,093	(1,691)
Non-agency residential	1,272	(31)	47,202	(7,024)	48,474	(7,055)
Foreign government securities	159,493	(2,158)	69,109	(4,529)	228,602	(6,687)
Foreign corporate securities	124,325	(4,205)	98,772	(10,924)	223,097	(15,129)
Total fixed maturity securities	$590,055	$(10,876)	$796,799	$(61,057)	$1,386,854	$(71,933)
Equity securities	13	(2)	-	-	13	(2)
Total	$590,068	$(10,878)	$796,799	$(61,057)	$1,386,867	$(71,935)

	Duration by maturity of unrealized loss at December 31, 2009
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$-	$-	$58,010	$(4,887)	$58,010	$(4,887)
Due in one year through five years	192,929	(2,975)	140,349	(9,129)	333,278	(12,104)
Due in five years through ten years	137,196	(2,934)	54,279	(3,401)	191,475	(6,335)
Due after ten years	44,240	(3,185)	485,414	(34,656)	529,654	(37,841)
Asset-backed securities	366	(26)	8,233	(1,883)	8,599	(1,909)
Mortgage-backed securities	215,324	(1,756)	50,514	(7,101)	265,838	(8,857)
Total fixed maturity securities	$590,055	$(10,876)	$796,799	$(61,057)	$1,386,854	$(71,933)
Equity securities	$13	$(2)	$-	$-	$13	$(2)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position as of December 31, 2009 were $1,386.9 million and $71.9 million, respectively.  There were no unrealized losses on a single security that exceeded 0.11% of the market value of the fixed maturity securities at December 31, 2009.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $10.9 million of unrealized losses related to fixed maturity and equity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated government, corporate and mortgage-backed securities.  Of these unrealized losses, $10.7 million were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $61.1 million of unrealized losses related to securities in an unrealized loss position for more than one year also related primarily to highly rated municipal, corporate and mortgage-backed securities.  Of these unrealized losses, $50.5 million related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses are mainly comprised of corporate and commercial mortgage-backed securities.  The gross unrealized depreciation greater than 12 months for mortgage-backed securities included only $0.07 million related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.  Unrealized losses have decreased since December 31, 2008,

Index

as a result of improved conditions in the overall financial market resulting from increased liquidity and lower interest rates.

The Company, given the size of its investment portfolio and capital position, does not have the intent to sell these securities; and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis.  In addition, all securities currently in an unrealized loss position are current with respect to principal and interest payments.

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

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

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position as of December 31, 2008 were $2,305.2 million and $290.4 million, respectively.  There were no unrealized losses on a single security that exceeded 0.35% of the market value of the fixed maturity securities at December 31, 2008.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $210.5 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated government, municipal and corporate securities.  Of these unrealized losses, $206.9 million were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $79.8 million of unrealized losses related to securities in an unrealized loss position for more than one year also related primarily to highly rated municipal, corporate and asset-backed securities.  Of these unrealized losses, $65.2 million related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The gross unrealized

Index

depreciation greater than 12 months for mortgage-backed securities included only $0.1 million related to sub-prime and alt-A loans.

The components of net investment income are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Fixed maturity securities	$286,031	$313,651	$294,707
Equity securities	3,573	5,968	15,725
Short-term investments and cash	3,484	28,553	61,940
Other invested assets
Limited partnerships	(28,467)	13,191	35,472
Other	8,061	9,494	7,054
Total gross investment income	272,682	370,857	414,898
Interest credited and other expense	(10,596)	(7,804)	(8,306)
Total net investment income	$262,086	$363,053	$406,592

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

The Company had contractual commitments to invest up to an additional $136.6 million in limited partnerships at December 31, 2009.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2014.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Fixed maturity securities, market value:
Other-than-temporary impairments	$(5,510)	$(74,500)	$(4,014)
Losses from sales	(34,100)	(87,410)	(977)
Fixed maturity securities, fair value:
Gain from sales	682	102	-
Gains from fair value adjustments	9,337	1,473	-
Equity securities, market value:
Gains from sales	8,041	-	-
Equity securities, fair value:
Gains (losses) from sales	7,513	(105,931)	(10,767)
Gains (losses) from fair value adjustments	30,908	(134,907)	84,434
Other invested assets, fair value:
Gains (losses) from fair value adjustments	40,048	(87,786)	12,207
Short-term investment gains (losses)	9	(227)	4
Total net realized capital gains (losses)	$56,928	$(489,186)	$80,887

Proceeds from the sales of fixed maturity securities during, 2009, 2008 and 2007 were $117.2 million, $140.1 million and $38.5 million, respectively.  Gross gains of $8.2 million, $7.0 million and $1.0 million and gross losses of $41.6 million, $94.4 million and $2.0 million were realized on those fixed maturity securities sales during 2009, 2008 and 2007, respectively.  Proceeds from sales of equity securities during 2009, 2008 and 2007 were $66.5 million, $777.2 million and $767.2 million, respectively.  Gross gains of $16.4 million, $6.4 million and $3.0 million and gross losses of $0.9 million, $112.3 million and $13.8 million were realized on those equity sales during 2009, 2008 and 2007, respectively.

Index

Included in net realized capital gains (losses) for 2009, 2008 and 2007, was $5.5 million, $74.5 million and $4.0 million, respectively, of write-downs in the value of securities deemed to be impaired on an other-than-temporary basis.

At December 31, 2009, the Company had no other-than-temporary impaired securities where the impairment had both a credit and non-credit component.

Securities with a carrying value amount of $1,326.5 million at December 31, 2009, were on deposit with various state or governmental insurance departments in compliance with insurance laws.

3.  RESERVES FOR LOSSES AND LAE

Reserves for losses and LAE.
Activity in the reserve for losses and LAE is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2009	2008	2007
Gross reserves at January 1	$7,419,993	$7,538,704	$7,397,270
Less reinsurance recoverables	(3,045,692)	(2,279,417)	(2,179,002)
Net reserves at January 1	4,374,301	5,259,287	5,218,268

Incurred related to:
Current year	1,021,687	1,323,520	1,231,834
Prior years	69,989	142,040	275,740
Total incurred losses and LAE	1,091,676	1,465,560	1,507,574

Paid related to:
Current year	183,566	305,122	290,474
Prior years	1,117,940	1,931,267	1,242,072
Total paid losses and LAE	1,301,506	2,236,389	1,532,546

Foreign exchange/translation adjustment	83,964	(114,157)	65,991

Net reserves at December 31	4,248,435	4,374,301	5,259,287
Plus reinsurance recoverables	3,051,704	3,045,692	2,279,417
Gross reserves at December 31	$7,300,139	$7,419,993	$7,538,704

Prior years’ reserves increased by $70.0 million, $142.0 million and $275.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Prior years’ reserve development for 2009 was the result of $26.0 million increase in insurance reserves, primarily contractor liability exposures, and $44.0 million in reinsurance reserves, in both domestic and international, as a result of losses from sub-prime exposures and property, partially offset by favorable development on other casualty lines.

The increase for 2008 was primarily attributable to the $85.3 million reserve development for a run-off auto loan credit insurance program.

The 2007 prior years’ reserves increase of $275.7 million was primarily attributable to $266.4 million of adverse development on A&E reserves.  The increase in the A&E reserves was primarily due to an extensive in-house study by the Company’s actuarial and claim units.

Reinsurance receivables for both paid and unpaid losses totaled $3,110.2 million and $3,117.9 million at December 31, 2009 and 2008, respectively. At December 31, 2009, $2,327.9 million, or 74.8%, was receivable from Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”) and is collateralized by a combination of letters of credit and trust agreements.  No other retrocessionaire accounted for more than 5% of reinsurance receivables.

Index

The Company continues to receive claims under expired insurance and reinsurance contract asserting injuries and/or damages relating to or resulting from environmental pollution and hazardous substances, including asbestos.  Environmental claims typically assert liability for (a) the mitigation or remediation of environmental contamination or (b) bodily injury or property damage caused by the release of hazardous substances into the land, air or water.  Asbestos claims typically assert liability for bodily injury from exposure to asbestos or for property damage resulting from asbestos or products containing asbestos.

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

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy.  The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of reinsurance basis for the periods indicated:

	At December 31,
(Dollars in thousands)	2009	2008	2007
Gross basis:
Beginning of period reserves	$786,843	$922,843	$650,134
Incurred losses	-	-	405,000
Paid losses	(148,169)	(136,000)	(132,291)
End of period reserves	$638,674	$786,843	$922,843

Net basis:
Beginning of period reserves	$485,296	$537,549	$313,308
Incurred losses	(4,715)	-	266,362
Paid losses	(50,160)	(52,253)	(42,121)
End of period reserves	$430,421	$485,296	$537,549

At December 31, 2009, the gross reserves for A&E losses were comprised of $141.5 million representing case reserves reported by ceding companies, $150.2 million representing additional case reserves established by the Company on assumed reinsurance claims, $63.0 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley and $283.9 million representing IBNR reserves.

With respect to asbestos only, at December 31, 2009, the Company had gross asbestos loss reserves of $608.8 million, or 95.3%, of total A&E reserves, of which $477.9 million was for assumed business and $130.9 million was for direct business.

In 2007, the Company completed a detailed study of its experience and its cedants’ exposures and also considered industry trends.  The Company’s Claims Department undertook a contract by contract analysis of its direct business and projected those findings to its assumed reinsurance business.  The Company’s actuaries utilized nine methodologies to project potential ultimate liabilities including projections based on internal data and assessments, extrapolations of non-public and publicly available data for the Company’s cedants and benchmarking against industry data and experience.  As a result of the study, the Company made changes to gross asbestos reserves.  The Company has not experienced significant claims activity related to environmental exposures other than asbestos.  The Company’s A&E reserves represent management’s best estimate of the ultimate liability, however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.  No additional gross reserve strengthening was made in 2008 and 2009.

Index

4.  FAIR VALUE

The Company records fair value re-measurements as net realized capital gains or losses in the consolidated statements of operations and comprehensive income (loss).  The Company recorded $80.3 million in net realized capital gains due to fair value re-measurements on fixed maturity securities, equity securities and other invested assets, at fair value, for the year ended December 31, 2009. The Company recorded $221.2 million in net realized capital losses due to fair value re-measurements on fixed maturity securities, equity securities and other invested assets, at fair value, for the year ended December 31, 2008.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company tests the prices on a random basis to an independent pricing source.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at December 31, 2009.

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

Index

The following tables present the fair value measurement levels for all assets, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$134,291	$-	$134,291	$-
Obligations of U.S. States and political subdivisions	3,853,859	-	3,853,859	-
Corporate securities	635,381	-	628,451	6,930
Asset-backed securities	15,148	-	8,890	6,258
Mortgage-backed securities
Commercial	29,058	-	29,058	-
Agency residential	564,707	-	564,707	-
Non-agency residential	54,959	-	54,533	426
Foreign government securities	659,217	-	659,217	-
Foreign corporate securities	516,548	-	516,548	-
Total fixed maturities, market value	6,463,168	-	6,449,554	13,614

Fixed maturities, fair value	50,528	-	50,528	-
Equity securities, market value	13	13	-	-
Equity securities, fair value	380,025	379,058	967	-
Other invested assets, fair value	382,639	382,639	-	-

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$155,232	$-	$155,232	$-
Obligations of U.S. States and political subdivisions	3,795,718	-	3,795,718	-
Corporate securities	436,317	-	429,317	7,000
Asset-backed securities	9,361	-	5,952	3,409
Mortgage-backed securities
Commercial	5,449	-	5,449	-
Agency residential	175,104	-	175,104	-
Non-agency residential	36,564	-	36,006	558
Foreign government securities	492,697	-	492,697	-
Foreign corporate securities	405,414	-	405,414	-
Total fixed maturities, market value	5,511,856	-	5,500,889	10,967

Fixed maturities, fair value	43,090	-	43,090	-
Equity securities, market value	16	16	-	-
Equity securities, fair value	119,815	119,092	723	-
Other invested assets, fair value	316,750	316,750	-	-

Index

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturity investments, for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2009	2008
Assets:
Balance, beginning of period	$10,967	$78,709
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	76	(13,550)
Included in other comprehensive income	2,446	(3,691)
Purchases, issuances and settlements	(241)	(9,732)
Transfers in and/or (out) of Level 3	366	(40,769)
Balance, end of period	$13,614	$10,967

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$(58)	$(1,585)

There was minimal movement in or out of Level 3 for the year ended December 31, 2009.

5.  CREDIT LINE

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at December 31, 2009, was $1,933.2 million.  As of December 31, 2009, Holdings was in compliance with all Holdings Credit Facility covenants.

At December 31, 2009 and 2008, the Holdings Credit Facility had outstanding letters of credit of $28.0 million.

Costs incurred in connection with the Holdings Credit Facility were $226.5 thousand, $145.3 thousand and $106.9 thousand for the years ended December 31, 2009, 2008 and 2007, respectively.

6.  SENIOR NOTES

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014.  On March 14, 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010.  On March 15, 2010, the $200.0 million principal amount of 8.75% senior notes matured, and was paid off in cash.

Interest expense incurred in connection with these senior notes was $31.2 million for the years ended December 31, 2009, 2008 and 2007.  Market value, which is based on quoted market price at December 31, 2009 and 2008, was $256.1 million and $186.2 million, respectively, for the 5.40% senior notes and $200.0 million and $156.8 million, respectively, for the 8.75% senior notes.

Index

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

On March 19, 2009, Group announced the commencement of a cash tender offer for any and all of the 6.6% fixed to floating rate long term subordinated notes.  Upon expiration of the tender offer, the Company had reduced its outstanding debt by $161.4 million, which resulted in a pre-tax gain on debt repurchase of $78.3 million.

Interest expense incurred in connection with these long term notes was $18.3 million, $26.4 million and $17.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Market value, which is based on quoted market prices at December 31, 2009 and 2008, was $176.5 million on outstanding 6.6% long term subordinated notes of $238.6 million and $168.0 million on outstanding 6.6% long term subordinated notes of $399.6 million, respectively.

8.  JUNIOR SUBORDINATED DEBT SECURITIES PAYABLE

On March 29, 2004, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034, to Everest Re Capital Trust II (“Capital Trust II”).  Holdings may redeem the junior subordinated debt securities before their maturity at 100% of their principal amount plus accrued interest as of the date of redemption. The securities may be redeemed in whole or in part, on one or more occasions at any time on or after March 30, 2009; or at any time, in whole, but not in part, within 90 days of the occurrence and continuation of a determination that the Trust may become subject to tax or the Investment Company Act.

On November 14, 2002, Holdings issued $216.5 million of 7.85% junior subordinated debt securities due November 15, 2032 to Everest Re Capital Trust (“Capital Trust”). Holdings redeemed all of the junior subordinated debt securities at 100% of their principal amount plus accrued interest on November 15, 2007.

Fair value, which is primarily based on the quoted market price of the related trust preferred securities was $272.6 million and $222.2 million at December 31, 2009 and 2008, respectively, for the 6.20% junior subordinated debt securities.

Index

Interest expense incurred in connection with these junior subordinated notes was $20.5 million for the years ended December 31, 2009 and 2008, and $35.3 million for the year ended December 31, 2007.

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

There are certain regulatory and contractual restrictions on the ability of the Company’s operating subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances.  The insurance laws of the State of Delaware, where the Company’s direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to the Company that exceed certain statutory thresholds.  In addition, the terms of the Holdings Credit Facility (discussed in Note 5) require Everest Re, the Company’s principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year.  At December 31, 2009, $2,352.0 million of the $3,271.1 million in net assets of the Company’s consolidated subsidiaries were subject to the foregoing regulatory restrictions.

9.  LETTERS OF CREDIT

The Citibank Holdings Credit Facility involves a syndicate of lenders (see Note 5), with Citibank acting as administrative agent.  At December 31, 2009 and 2008, letters of credit for $28.0 million, were issued and outstanding.  The following table summarizes the Company’s letters of credit at December 31, 2009.

(Dollars in thousands)
Bank	Commitment	In Use	Date of Expiry
Citibank Holdings Credit Facility	$150,000	$27,959	12/31/2010
Total Citibank Holdings Credit Facility	$150,000	$27,959

10.  TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to a non-affiliated ceding company.  At December 31, 2009, the total amount on deposit in the trust account was $24.0 million.

11.  OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2009, for all of the Company’s operating leases with remaining non-cancelable terms in excess of one year are as follows:

(Dollars in thousands)
2010	$9,018
2011	7,079
2012	9,770
2013	9,339
2014	7,814
Thereafter	49,030
Net commitments	$92,050

Index

All of these leases, the expiration terms of which range from 2010 to 2020, are for the rental of office space.  Rental expense was $10.5 million, $9.5 million and $8.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Current tax:
U.S.	$(49,644)	$(48,382)	$131,021
Foreign	8,184	26,081	19,899
Total current tax (benefit) expense	(41,460)	(22,301)	150,920
Total deferred U.S. tax expense (benefit)	170,852	(112,447)	(50,834)
Total income tax expense (benefit)	$129,392	$(134,748)	$100,086

A reconciliation of the U.S. federal income tax rate to the Company’s effective tax rate is as follows for the periods indicated:

	Years Ended December 31,
	2009	2008	2007
Federal income tax rate	35.0%	-35.0%	35.0%
Increase (reduction) in taxes resulting from:
Tax exempt income	-15.5%	-23.8%	-15.0%
Dividend received deduction	-0.4%	-1.1%	-1.1%
Proration	2.3%	3.6%	2.4%
Other, net	3.2%	4.4%	3.5%
Effective tax rate	24.6%	-51.9%	24.8%

Index

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S. tax laws and regulations.  The principal items making up the net deferred income tax asset are as follows for the periods indicated:

	At December 31,
(Dollars in thousands)	2009	2008
Deferred tax assets:
Reserve for losses and LAE	$166,943	$194,910
Unearned premium reserve	47,266	50,727
Investment impairments	5,528	26,997
Net unrealized depreciation of investments	-	63,245
Fair value adjustments	204	31,697
Deferred compensation	7,485	15,088
Deferred reinsurance	39,371	52,677
AMT credits	10,561	10,561
Foreign tax credits	46,472	38,353
Uncollectible reinsurance	16,175	84,898
Minimum pension	13,068	17,080
Other assets	34,503	38,961
Total deferred tax assets	387,576	625,194

Deferred tax liabilities:
Deferred acquisition costs	63,531	67,069
Investment discounts	3,493	8,653
Net unrealized appreciation of investments	46,147	-
Foreign currency translation	30,675	16,561
Gain on debt repurchase	27,395	-
Other liabilities	5,842	14,869
Total deferred tax liabilities	177,083	107,152

Net deferred tax assets	$210,493	$518,042

A reconciliation of the beginning and ending amount of unrecognized tax benefits, for the periods indicated, is as follows:

(Dollars in thousands)	2009	2008	2007
Balance at January 1	$34,366	$29,132	$13,800
Additions based on tax positions related to the current year	6,997	5,234	4,423
Additions for tax positions of prior years	-	-	10,909
Reductions for tax positions of prior years	-	-	-
Settlements with taxing authorities	(12,353)	-	-
Lapses of applicable statutes of limitations	-	-	-
Balance at December 31	$29,010	$34,366	$29,132

The entire amount of the unrecognized tax benefits would affect the effective tax rate if recognized.

In 2007, the Internal Revenue Service (“IRS”) completed its examination of the Company’s consolidated U.S. income tax returns for 2003 and 2004 and issued an examination report proposing various adjustments.  The Company has submitted a formal protest including requests for affirmative adjustments and believes that it has a strong chance of prevailing on the issues involved.  With few exceptions, the Company no longer is subject to U.S. federal, state and local or foreign income tax examinations by tax authorities for years before 2007 other than 2003 and 2004.

Index

The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income taxes.  During the years ended December 31, 2009, 2008 and 2007, the Company accrued and recognized approximately $1.6 million, $2.5 million and $6.0 million, respectively, in interest and penalties.

The Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date unless the formal protest to the IRS for 2003 and 2004 is finally resolved.  It is not possible to estimate the change that would be required as a result of such resolution.

For U.S. income tax purposes the Company has foreign tax credit carryforwards of $46.5 million that begin to expire in 2017. In addition, for U.S. income tax purposes the Company has $10.6 million of Alternative Minimum Tax credits that do not expire. Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets and accordingly, no valuation allowance has been recorded for the periods presented.

Tax benefits of $35.9 thousand and $577.9 thousand related to share-based compensation deductions for 2009 and 2008, respectively, are reflected in additional paid-in capital in the stockholder’s equity section of the consolidated balance sheets.

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

Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Written premiums:
Direct	$824,267	$778,243	$838,406
Assumed	2,509,850	2,116,545	2,316,675
Ceded	(1,598,816)	(1,219,426)	(1,082,155)
Net written premiums	$1,735,301	$1,675,362	$2,072,926

Premiums earned:
Direct	$808,634	$839,251	$899,328
Assumed	2,471,667	2,235,381	2,322,698
Ceded	(1,495,241)	(1,192,850)	(1,043,126)
Net premiums earned	$1,785,060	$1,881,782	$2,178,900

Incurred losses and LAE:
Direct	$654,409	$655,964	$777,000
Assumed	1,348,581	1,439,019	1,427,019
Ceded	(911,314)	(629,423)	(696,445)
Net incurred losses and LAE	$1,091,676	$1,465,560	$1,507,574

The amounts deducted from losses and LAE incurred for net reinsurance recoveries were $911.3 million, $629.4 million and $696.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.  See also Note 3.

Index

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

•
For premiums earned and losses incurred for the period January 1, 2002 through December 31, 2002, Everest Re, Everest National and Everest Security entered into an Excess of Loss Reinsurance Agreement with Bermuda Re, covering workers’ compensation losses occurring on and after January 1, 2002, as respects new, renewal and in force policies effective on that date through December 31, 2002.  Bermuda Re is liable for any loss exceeding $100,000 per occurrence, with its liability not to exceed $150,000 per occurrence.

•
Effective January 1, 2002 for the 2002 underwriting year, Everest Re ceded 20.0% of its net retained liability to Bermuda Re through a quota share reinsurance agreement (“whole account quota share”). This remained in effect through December 31, 2002.

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

•
Effective January 1, 2007, Everest Re and Bermuda Re amended the whole account quota share so that for all new and renewal business recorded on or after January 1, 2007, Everest Re ceded 60.0% of its Canadian branch property business to Bermuda Re.  This remained in effect through December 31, 2009.

Index

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

•
Effective January 1, 2009, Everest Re, Bermuda Re and Everest International amended the whole account quota share whereby, for all new and renewal casualty and property business recorded on or after January 1, 2009, Everest Re ceded 36.0% and 8.0% to Bermuda Re and Everest International, respectively.  However, in no event shall the loss cessions to Bermuda Re and Everest International relating to any one occurrence exceed $150.0 million or in the aggregate for each underwriting year for all occurrences exceed $325.0 million.  This amendment remained in effect through December 31, 2009.

•
Effective January 1, 2010, Everest Re entered into a whole account quota share with Bermuda Re, whereby Everest Re’s Canadian branch cedes to Bermuda Re 60.0% of its net retained liability on all new and renewal property business.  However, in no event shall the loss cessions to Bermuda Re relating to any one occurrence exceed $350.0 million.

•
Effective January 1, 2010, Everest Re entered into a whole account quota share with Bermuda Re, whereby for all new and renewal business recorded on or after January 1, 2010, Everest Re cedes 44.0% of its net retained liability to Bermuda Re.  However, in no event shall the loss cessions to Bermuda Re relating to any one occurrence exceed $150.0 million or in the aggregate for each underwriting year for all such occurrences exceed $325.0 million.

Index

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, for the periods indicated:

Bermuda Re	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Ceded written premiums	$1,181,875	$947,344	$837,129
Ceded earned premiums	1,142,223	915,706	820,400
Ceded losses and LAE (a)	699,515	467,717	540,851

Everest International	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Ceded written premiums	$217,708	$99,633	$86,980
Ceded earned premiums	182,436	95,835	85,162
Ceded losses and LAE	100,768	54,380	41,318

(a) Ceded losses and LAE include the Mt. McKinley loss portfolio transfer that constitutes losses ceded under retroactive reinsurance and therefore, in accordance with accounting standards, a deferred gain on retroactive reinsurance is reflected in other expenses on the consolidated statements of operations and comprehensive income.

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

Index

14.  COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007

Net income (loss)	$395,851	$(124,757)	$304,191
Other comprehensive income (loss), before tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period
URA(D) of investments - temporary	294,401	(438,383)	(14,194)
URA(D) of investments - non-credit OTTI	10,943	-	-
URA(D) on securities arising during the period	305,344	(438,383)	(14,194)
Less: reclassification adjustment for realized losses included in net income (loss)	31,569	161,910	4,991
Total URA(D) on securities arising during the period	336,913	(276,473)	(9,203)
Foreign currency translation adjustments	43,223	(46,872)	46,349
Pension adjustments	11,466	(38,714)	17,442
Total other comprehensive income (loss), before tax	391,602	(362,059)	54,588

Income tax (expense) benefit related to items of other comprehensive income (loss):
Tax (expense) benefit on URA(D) arising during the period
Tax (expense) benefit on URA(D) of investments - temporary	(103,041)	153,434	4,968
Tax expense on URA(D) of investments - non-credit OTTI	(3,830)	-	-
Tax (expense) benefit on URA(D) on securities arising during the period	(106,871)	153,434	4,968
Tax reclassification due to realized losses included in net income (loss)	(11,049)	(56,669)	(1,747)
Total tax (expense) benefit from URA(D) arising during the period	(117,920)	96,765	3,221
Tax (expense) benefit from foreign currency translation	(15,128)	16,405	(16,222)
Tax (expense) benefit on pension	(4,013)	13,550	(6,105)
Total income tax (expense) benefit related to items of other comprehensive income (loss):	(137,061)	126,720	(19,106)
Other comprehensive income (loss), net of tax	254,541	(235,339)	35,482
Comprehensive income (loss)	$650,392	$(360,096)	$339,673

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2009	2008

Beginning balance of URA (D) on securities	$(69,248)	$110,460
Current period change in URA (D) of investments - temporary	204,818	(179,708)
Current period change in URA (D) of investments - non-credit OTTI	(1,325)	-
Ending balance of URA (D) on securities	134,245	(69,248)

Beginning balance of foreign currency translation adjustments	28,906	59,373
Current period change in foreign currency translation adjustments	28,095	(30,467)
Ending balance of foreign currency translation adjustments	57,001	28,906

Beginning balance of pension	(31,721)	(6,557)
Current period change in pension	7,453	(25,164)
Ending balance of pension	(24,268)	(31,721)

Ending balance of accumulated other comprehensive income (loss)	$166,978	$(72,063)

Index

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

Although not required to make contributions under IRS regulations, the Company contributed $5.2 million and $20.6 million to the qualified plan in 2009 and 2008, respectively.  Pension expense for the Company’s plans for the years ended December 31, 2009, 2008 and 2007 was $10.8 million, $5.9 million and $6.4 million, respectively.

The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2009	2008
Change in projected benefit obligation:
Benefit obligation at beginning of year	$102,907	$90,645
Service cost	6,015	5,174
Interest cost	6,385	5,916
Actuarial loss	6,808	5,650
Benefits paid	(3,949)	(4,478)
Projected benefit obligation at end of year	118,166	102,907

Change in plan assets:
Fair value of plan assets at beginning of year	75,798	82,963
Actual return on plan assets	21,113	(26,391)
Actual contributions during the year	7,851	23,843
Administrative expenses paid	(85)	(139)
Benefits paid	(3,949)	(4,478)
Fair value of plan assets at end of year	100,728	75,798

Funded status at end of year	$(17,438)	$(27,109)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2009	2008
Other assets (due beyond one year)	$8,394	$-
Other liabilities (due within one year)	(8,679)	(6,077)
Other liabilities (due beyond one year)	(17,153)	(21,032)
Net amount recognized in the consolidated balance sheet	$(17,438)	$(27,109)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss for the periods indicated:

	At December 31,
(Dollars in thousands)	2009	2008
Prior service cost	$(266)	$(315)
Accumulated loss	(33,708)	(46,252)
Accumulated other comprehensive loss	$(33,974)	$(46,567)

Index

Other changes in other comprehensive loss for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2009	2008
Other comprehensive loss at December 31, prior year	$(46,567)	$(9,240)
Net gain (loss) arising during period	8,076	(38,763)
Recognition of amortizations in net periodic benefit cost:
Prior service cost	49	51
Actuarial loss	4,468	1,385
Other comprehensive loss at December 31, current year	$(33,974)	$(46,567)

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Service cost	$6,015	$5,174	$5,096
Interest cost	6,385	5,916	5,263
Expected return on assets	(6,145)	(6,583)	(5,538)
Amortization of actuarial loss from earlier periods	3,663	601	1,425
Amortization of unrecognized prior service cost	49	51	126
Settlement	805	784	-
Net periodic benefit cost	$10,772	$5,943	$6,372

Other changes recognized in other comprehensive income:
Other comprehensive income attributable to change from prior year	(12,593)	37,327

Total recognized in net periodic benefit cost and other
comprehensive income	$(1,821)	$43,270

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $0.0 million, $2.0 million and $0.0 million, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2009, 2008 and 2007 were 6.25%, 6.55% and 5.94%, respectively.  The rate of compensation increase used to determine the net periodic benefit cost for 2009, 2008 and 2007 was 4.0%, 4.5% and 4.5%, respectively.  The expected long-term rate of return on plan assets for 2009, 2008 and 2007 was 8.0% and was based on expected portfolio returns and allocations.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2009, 2008, and 2007 were 6.10%, 6.25% and 6.55%, respectively.

The following table summarizes the accumulated benefit obligation for the periods indicated:

	At December 31,
(Dollars in thousands)	2009	2008
Qualified Plan	$73,969	$63,663
Non-qualified Plan	21,898	20,171
Total	$95,867	$83,834

Index

The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2009	2008
Qualified Plan
Projected benefit obligation	NA	$79,574
Fair value of plan assets	NA	75,798
Non-qualified Plan
Projected benefit obligation	$25,831	$23,333
Fair value of plan assets	-	-

The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2009	2008
Qualified Plan
Accumulated benefit obligation	NA	NA
Fair value of plan assets	NA	NA
Non-qualified Plan
Accumulated benefit obligation	$21,898	$20,171
Fair value of plan assets	-	-

The following table displays the expected benefit payments in the periods indicated:

(Dollars in thousands)
2010	$10,629
2011	4,311
2012	5,246
2013	5,607
2014	7,176
Next 5 years	37,659

Plan assets consist of shares in investment trusts with approximately 59%, 33% and 8% of the underlying assets consisting of equity securities, fixed maturities and cash, respectively.  The Company manages the qualified plan investments for U.S. employees.  The assets in the plan consist of debt and equity mutual funds.  Due to the long term nature of the plan, the target asset allocation has historically been 70% equities and 30% bonds.

Index

The following table presents the fair value measurement levels for the qualified plan assets at fair value for the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$36	$36	$-	$-
Short-term investments, which approximates fair value (a)	7,436	7,436	-	-
Mutual funds, fair value
Fixed income (b)	33,566	33,566	-	-
Equities (c)	53,126	53,126	-	-
Multi-strategy equity fund, fair value (d)	6,564	-	-	6,564
Total	$100,728	$94,164	$-	$6,564

(a)	This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.
(b)
This category includes three fixed income funds, which invest in investment grade securities of corporations, governments and government agencies with approximately half in U.S. securities and half in international securities.

(c)
This category includes eight funds, which invest in small, mid and multi-cap equity securities including common stocks, securities convertible into common stock and securities with common stock characteristics, such as rights and warrants, with approximately two-thirds in U.S. equities and one-third in international equities.

(d)	This category consists of a fund of U.S. and international equity funds and may include currency hedges for the foreign funds. The underlying equity funds are valued at their net asset value.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturity investments, for the period indicated:

Year Ended
(Dollars in thousands)	December 31, 2009
Assets:
Balance, beginning of period	$-
Actual return on plan assets:
Relating to assets still held at the reporting date	564
Relating to assets sold during the period	-
Purchases, issuances and settlements	6,000
Transfers in and/or (out) of Level 3	-
Balance, end of period	$6,564

The Company does not expect to make any contributions to the qualified plan in 2010.

Defined Contribution Plans.
The Company also maintains both qualified and non-qualified defined contribution plans (“Savings Plan” and “Non-Qualified Savings Plan”, respectively) covering U.S. employees.  Under the plans, the Company contributes up to a maximum 3% of the participants’ compensation based on the contribution percentage of the employee.  The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to Internal Revenue Code limitations.  The Company’s incurred expenses related to these plans were $1.6 million, $1.4 million and $1.2 million in 2009, 2008 and 2007, respectively.

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees.  Each non-U.S. office (Brazil, Canada and Singapore) maintains a separate plan for the non-U.S. employees working in that location.  The Company contributes various amounts based on salary, age and/or years of

Index

service.  The contributions as a percentage of salary for the branch offices range from 7.8% to 9.1%.  The contributions are generally used to purchase pension benefits from local insurance providers.  The Company’s incurred expenses related to these plans were $0.3 million for 2009 and $0.2 million for 2008 and 2007.

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

A healthcare inflation rate for pre-Medicare claims of 9% in 2009 was assumed to decrease gradually to 5% in 2018 and then remain at that level.  A healthcare inflation rate for post-Medicare claims of 7% in 2009 was assumed to decrease gradually to 5% in 2018 then remain at that level.

Effective December 31, 2009, the healthcare inflation rate for pre-Medicare claims is 8.1% in 2010, decreasing gradually to 4.5% in 2027.  The healthcare inflation rate for post-Medicare claims is 6.4% in 2010, decreasing gradually to 4.5% in 2027.

Changes in the assumed healthcare cost trend can have a significant effect on the amounts reported for the healthcare plans.  A one percent change in the rate would have the following effects on:

	Percentage	Percentage
	Point Increase	Point Decrease
(Dollars in thousands)	($ Impact)	($ Impact)
a. Effect on total service and interest cost components	$358	$(281)
b. Effect on accumulated post-retirement benefit obligation	2,734	(2,195)

Benefit expense for this plan for the years ended December 31, 2009, 2008 and 2007 was $1.8 million, $1.4 million and $1.2 million, respectively.

The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in thousands)	2009	2008
Change in projected benefit obligation:
Benefit obligation at beginning of year	$12,356	$9,832
Service cost	902	732
Interest cost	780	664
Actuarial loss	1,213	1,401
Benefits paid	(332)	(273)
Benefit obligation at end of year	14,919	12,356

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	332	273
Benefits paid	(332)	(273)
Fair value of plan assets at end of year	-	-

Funded status at end of year	$(14,919)	$(12,356)

Index

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2009	2008
Other liabilities (due within one year)	$(323)	$(219)
Other liabilities (due beyond one year)	(14,596)	(12,137)
Net amount recognized in the consolidated balance sheets	$(14,919)	$(12,356)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss for the periods indicated:

	At December 31,
(Dollars in thousands)	2009	2008
Accumulated loss	$(3,361)	$(2,234)
Accumulated other comprehensive loss	$(3,361)	$(2,234)

Other changes in other comprehensive loss for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2009	2008
Other comprehensive loss at December 31, prior year	$(2,234)	$(848)
Net loss arising during period	(1,213)	(1,401)
Recognition of amortizations in net periodic benefit cost:
Actuarial loss	86	15
Other comprehensive loss at December 31, current year	$(3,361)	$(2,234)

Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Service cost	$902	$732	$663
Interest cost	780	664	536
Net loss recognition	87	15	18
Net periodic cost	$1,769	$1,411	$1,217

Other changes recognized in other comprehensive income:
Other comprehensive gain attributable to change from prior year	1,127	1,386

Total recognized in net periodic benefit cost and
other comprehensive income	$2,896	$2,797

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.0 thousand, $131.1 thousand and $0.0 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2009, 2008 and 2007 were 6.25%, 6.55% and 5.94%, respectively.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2009, 2008 and 2007 were 6.10%, 6.25% and 6.55%, respectively.

Index

The following table summarizes the benefit obligation for the post-retirement plan for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2009	2008
Post-retirement Plan	$14,919	$12,356

The following table displays the expected benefit payments in the periods indicated:

(Dollars in thousands)
2010	$323
2011	389
2012	458
2013	548
2014	643
Next 5 years	5,030

16.  DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

Dividend Restrictions.
Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement.  In addition, no dividend may be paid in excess of unassigned earned surplus.  At December 31, 2009, Everest Re has $456.6 million available for payment of dividends in 2010 without the need for prior regulatory approval.

Statutory Financial Information.
Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners (“NAIC”) and the Delaware Insurance Department.  Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual.  The capital and statutory surplus of Everest Re was $2,789.7 million and $2,342.4 million at December 31, 2009 and 2008, respectively.  The statutory net income of Everest Re was $442.7 million, $74.4 million and $673.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Index

In 1993 and prior, the Company had a business arrangement with The Prudential Insurance Company of America (“The Prudential”) wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations.  In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), was unable to make the annuity payments.  At December 31, 2009 and 2008, the estimated cost to replace all such annuities for which the Company was contingently liable was $152.3 million and $152.1 million, respectively.

Prior to its 1995 initial public offering, the Company had purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the company.  Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities.  At December 31, 2009 and 2008, the estimated cost to replace such annuities was $24.6 million and $23.1 million, respectively.

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

19.  SEGMENT REPORTING

The Company, through its subsidiaries, operates in four segments:  U.S. Reinsurance, U.S. Insurance, Specialty Underwriting and International.  The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S.  The U.S. Insurance operation writes property and casualty insurance primarily through general agents, brokers and surplus lines brokers within the U.S.  The Specialty Underwriting operation writes accident and health (“A&H”), marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and offices in Miami and New Jersey.

These segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations.  Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results.

Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses.  Underwriting results are measured using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by premiums earned.

Index

The Company does not maintain separate balance sheet data for its operating segments.  Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

U.S. Reinsurance	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Gross written premiums	$1,172,304	$957,900	$1,193,524
Net written premiums	660,595	569,866	854,801

Premiums earned	$676,415	$685,075	$939,684
Incurred losses and LAE	344,481	559,985	636,895
Commission and brokerage	142,119	159,677	230,540
Other underwriting expenses	36,181	32,180	33,275
Underwriting gain (loss)	$153,634	$(66,767)	$38,974

U.S. Insurance	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Gross written premiums	$842,564	$771,798	$885,604
Net written premiums	352,077	398,723	479,812

Premiums earned	$382,802	$482,729	$496,166
Incurred losses and LAE	317,753	422,183	412,669
Commission and brokerage	29,848	68,238	64,349
Other underwriting expenses	74,627	64,324	58,216
Underwriting loss	$(39,426)	$(72,016)	$(39,068)

Specialty Underwriting	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Gross written premiums	$234,774	$260,422	$270,081
Net written premiums	132,915	167,677	185,350

Premiums earned	$139,140	$168,399	$184,894
Incurred losses and LAE	96,267	116,277	118,324
Commission and brokerage	40,946	40,948	44,278
Other underwriting expenses	8,719	8,055	8,464
Underwriting (loss) gain	$(6,792)	$3,119	$13,828

International	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Gross written premiums	$1,084,476	$904,668	$805,872
Net written premiums	589,714	539,096	552,963

Premiums earned	$586,703	$545,579	$558,156
Incurred losses and LAE	333,175	367,115	339,686
Commission and brokerage	131,664	129,747	126,745
Other underwriting expenses	23,083	19,780	18,633
Underwriting gain	$98,781	$28,937	$73,092

Index

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Underwriting gain (loss)	$206,197	$(106,727)	$86,826
Net investment income	262,086	363,053	406,592
Net realized capital gains (losses)	56,928	(489,186)	80,887
Corporate expense	(7,722)	(5,587)	(5,328)
Interest, fee and bond issue cost amortization expense	(70,883)	(78,979)	(91,059)
Realized gain on debt repurchase	78,271	-	-
Other income (expense)	366	57,921	(73,641)
Income (loss) before taxes	$525,243	$(259,505)	$404,277

The Company produces business in the U.S. and internationally.  The net income deriving from and assets residing in the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records.  Based on gross written premium, other than the U.S., no other country represented more than 5% of the Company’s revenues.

Approximately 22.7%, 21.6% and 16.1% of the Company’s gross written premiums in 2009, 2008 and 2007, respectively, were sourced through the Company’s largest intermediary.

20. SUBSEQUENT EVENT

On February 27, 2010, there was a major earthquake offshore of southern Chile and on February 28, 2010 a major wind storm in Europe.  The Company provides property and casualty reinsurance coverage in Chile and Europe.  Group announced in a news release on March 10, 2010, its preliminary loss estimates, net of tax and reinstatement premiums, of approximately $225 million for the Chile earthquake and approximately $25 million for the European windstorm Xynthia.  The estimated net impact to the Company included in these estimates is approximately $100 million for the Chile earthquake and no impact for the European windstorm.  The Company does not have any other subsequent events to report.

Index

21. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the periods indicated:

	2009
(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$778,721	$811,103	$916,276	$828,017
Net written premiums	428,545	447,199	452,655	406,902

Premiums earned	438,445	460,774	438,320	447,521
Net investment income	39,659	74,516	65,492	82,419
Net realized capital (loss) gain	(68,184)	22,941	101,394	777
Total claims and underwriting expenses	410,040	369,767	359,115	447,663
Net income	45,664	128,500	164,141	57,546

	2008
(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$685,468	$694,511	$778,137	$736,672
Net written premiums	410,796	425,744	424,438	414,384

Premiums earned	500,030	471,414	449,892	460,446
Net investment income	87,977	106,981	97,305	70,790
Net realized capital losses	(101,900)	(50,795)	(108,652)	(227,839)
Total claims and underwriting expenses	451,869	501,427	553,581	487,219
Net income (loss)	4,640	13,652	(78,899)	(64,150)

Index

SCHEDULE I - SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2009

Column A	Column B	Column C	Column D
			Amount
			Shown in
		Market	Balance
(Dollars in thousands)	Cost	Value	Sheet
Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$132,348	$134,291	$134,291
State, municipalities and political subdivisions	3,694,267	3,853,859	3,853,859
Foreign government securities	638,204	659,217	659,217
Foreign corporate securities	514,493	516,548	516,548
Public utilities	57,471	59,499	59,499
All other corporate bonds	557,343	573,747	573,747
Mortgage pass-through securities
Commercial	24,213	29,058	29,058
Agency residential	556,032	564,707	564,707
Non-agency residential	61,098	54,959	54,959
Redeemable preferred stock	20,290	17,283	17,283
Total fixed maturities-available for sale	6,255,759	6,463,168	6,463,168
Fixed maturities - available for sale, at fair value(1)	42,769	50,528	50,528
Equity securities - available for sale, at market value	15	13	13
Equity securities - available for sale, at fair value(1)	365,244	380,025	380,025
Short-term investments	261,438	261,438	261,438
Other invested assets	387,200	386,326	386,326
Other invested assets, at fair value (1)	418,169	382,639	382,639
Cash	107,480	107,480	107,480

Total investments and cash	$7,838,074	$8,031,617	$8,031,617

(1) Original cost does not reflect adjustments, which have been realized through the statements of operations and comprehensive income.

Index

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS

	At December 31,
(Dollars in thousands, except par value per share)	2009	2008
ASSETS:
Fixed maturities - available for sale, at market value	$131,961	$-
(amortized cost: 2009, $133,295)
Equity securities - available for sale, at fair value	19,945	-
Other invested assets, at market value	12,943	12,943
Other invested assets, at fair value	382,639	316,750
Short-term investments	7,049	271,830
Cash	1,259	284
Total investments and cash	555,796	601,807
Investment in subsidiaries, at equity in the underlying net assets	3,271,079	2,710,192
Accrued investment income	597	217
Deferred tax asset	-	22,093
Current federal income tax receivable	63,233	46,130
Other assets	15,164	14,397
TOTAL ASSETS	$3,905,869	$3,394,836

LIABILITIES:
8.75% Senor notes due 3/15/2010	$199,970	$199,821
5.4% Senior notes due 10/15/2014	249,769	249,728
6.6% Long term notes due 5/1/2067	238,348	399,643
Junior subordinated debt securities	329,897	329,897
Accrued interest on debt and borrowings	9,885	11,217
Deferred tax liability	18,818	-
Due to subsidiaries	-	889
Other liabilities	408	673
Total liabilities	1,047,095	1,191,868

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2009 and 2008)	-	-
Additional paid-in capital	321,185	315,771
Accumulated other comprehensive income (loss), net of deferred income
tax benefit of $0.5 million at 2009 and $0.0 million at 2008	166,978	(72,063)
Retained earnings	2,370,611	1,959,260
Total stockholder's equity	2,858,774	2,202,968
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$3,905,869	$3,394,836

See notes to consolidated financial statements.

Index

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
REVENUES:
Net investment income	$9,567	$11,863	$17,756
Net realized capital gains (losses)	40,000	(87,786)	12,207
Realized gain on debt repurchase	78,271	-	-
Other expense	(207)	(186)	(148)
Net income (loss) of subsidiaries	360,065	(23,542)	345,936
Total revenues	487,696	(99,651)	375,751

EXPENSES:
Interest expense	70,855	78,979	91,059
Other expense	3,609	3,219	3,456
Total expenses	74,464	82,198	94,515

INCOME (LOSS) BEFORE TAXES	413,232	(181,849)	281,236
Income tax expense (benefit)	17,381	(57,092)	(22,955)

NET INCOME (LOSS)	$395,851	$(124,757)	$304,191

See notes to consolidated financial statements.

Index

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$395,851	$(124,757)	$304,191
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in retained earnings of subsidiaries	(360,065)	23,542	(345,936)
Dividends received from subsidiaries	60,000	285,000	245,000
(Decrease) increase in accrued interest on debt and borrowings	(1,332)	-	1,176
(Increase) decrease in federal income tax recoverable	(17,102)	8,110	(44,830)
Decrease (increase) in deferred tax asset	41,377	(26,383)	4,290
Change in other assets and liabilities	(2,301)	2,194	6,139
Accrual of bond premium/(accrual of bond discount)	58	-	(7,255)
Amortization of underwriting discount on senior notes	192	179	164
Realized gain on debt repurchase	(78,271)	-	-
Realized capital (gains) losses	(40,000)	87,786	(12,207)
Net cash (used in) provided by operating activities	(1,593)	255,671	150,732

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of fixed maturities acquired - available for sale, at fair value	(133,353)	-	-
Cost of equity securities acquired - available for sale, at fair value	(19,993)	-	6,496
Cost to acquire other invested assets	(25,841)	(150,747)	(241,584)
Net change of short-term investments	264,781	(95,556)	(94,229)
Net cash provided by (used in) investing activities	85,594	(246,303)	(329,317)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to stockholder	-	(10,000)	-
Redemption of junior subordinated debt securities	-	-	(216,496)
Net proceeds from issuance of long term subordinated notes	-	-	395,637
Net cost of debt repurchase	(83,026)	-	-
Net cash (used in) provided by financing activities	(83,026)	(10,000)	179,141

Net increase (decrease) in cash	975	(632)	556
Cash, beginning of period	284	916	360
Cash, end of period	$1,259	$284	$916

Non-cash financing transaction:
Non-cash contribution from parent	$5,414	$5,565	$9,442
Non-cash contribution to subsidiaries	$(5,414)	$(5,565)	$(9,442)

See notes to consolidated financial statements.

Index

EVEREST REINSURANCE HOLDINGS, INC.
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
		Reserve				Incurred
Geographic Area		for Losses				Loss and	Amortization
	Deferred	and Loss	Unearned		Net	Loss	of Deferred	Other	Net
	Acquisition	Adjustment	Premium	Premiums	Investment	Adjustment	Acquisition	Operating	Written
(Dollars in thousands)	Costs	Expenses	Reserves	Earned	Income	Expenses	Costs	Expenses	Premium
December 31, 2009
Domestic	$120,491	$5,952,679	$988,901	$1,198,357	$224,405	$758,501	$212,913	$127,249	$1,145,587
International	63,007	1,347,460	250,419	586,703	37,681	333,175	131,664	23,083	589,714
Total	$183,498	$7,300,139	$1,239,320	$1,785,060	$262,086	$1,091,676	$344,577	$150,332	$1,735,301

December 31, 2008
Domestic	$137,021	$6,279,851	$962,884	$1,336,203	$323,896	$1,098,445	$268,863	$110,146	$1,136,266
International	55,075	1,140,142	213,950	545,579	39,157	367,115	129,747	19,780	539,096
Total	$192,096	$7,419,993	$1,176,834	$1,881,782	$363,053	$1,465,560	$398,610	$129,926	$1,675,362

December 31, 2007
Domestic	$182,501	$6,383,401	$1,159,409	$1,620,744	$367,646	$1,167,888	$339,167	$105,283	$1,519,963
International	52,218	1,155,303	208,687	558,156	38,946	339,686	126,745	18,633	552,963
Total	$234,719	$7,538,704	$1,368,096	$2,178,900	$406,592	$1,507,574	$465,912	$123,916	$2,072,926

Index

SCHEDULE IV - REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed
	Gross	Other	from Other	Net	Assumed
(Dollars in thousands)	Amount	Companies	Companies	Amount	to Net

December 31, 2009
Total property and liability
insurance premiums earned	$808,634	$1,495,241	$2,471,667	$1,785,060	138.5%

December 31, 2008
Total property and liability
insurance premiums earned	$839,251	$1,192,850	$2,235,381	$1,881,782	118.8%

December 31, 2007
Total property and liability
insurance premiums earned	$899,328	$1,043,126	$2,322,698	$2,178,900	106.6%