Form 10-Q
period 2010-03-31
EVEREST REINSURANCE HOLDINGS INC
filed 2010-05-17
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2010	Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3263609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer		Accelerated filer
Non-accelerated filer	X	Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At May 1, 2010
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Form 10-Q

Page
PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

Part I

ITEM  1.  FINANCIAL STATEMENTS

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands, except par value per share)	2010	2009
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$6,423,902	$6,463,168
(amortized cost: 2010, $6,210,288; 2009, $6,255,759)
Fixed maturities - available for sale, at fair value	65,307	50,528
Equity securities - available for sale, at market value (cost: 2010, $15; 2009, $15)	12	13
Equity securities - available for sale, at fair value	394,548	380,025
Short-term investments	250,127	261,438
Other invested assets (cost: 2010, $398,189; 2009, $387,200)	397,829	386,326
Other invested assets, at fair value	406,933	382,639
Cash	107,737	107,480
Total investments and cash	8,046,395	8,031,617
Accrued investment income	79,327	83,705
Premiums receivable	767,884	769,744
Reinsurance receivables - unaffiliated	631,814	618,081
Reinsurance receivables - affiliated	2,686,134	2,492,152
Funds held by reinsureds	158,154	156,223
Deferred acquisition costs	181,444	183,498
Prepaid reinsurance premiums	580,923	562,146
Deferred tax asset	212,462	210,493
Federal income tax recoverable	131,045	135,682
Other assets	166,016	136,234
TOTAL ASSETS	$13,641,598	$13,379,575

LIABILITIES:
Reserve for losses and loss adjustment expenses	$7,613,758	$7,300,139
Unearned premium reserve	1,258,574	1,239,320
Funds held under reinsurance treaties	179,303	175,257
Losses in the course of payment	45,416	42,633
Commission reserves	47,027	50,897
Other net payable to reinsurers	583,219	444,535
8.75% Senior notes due 3/15/2010	-	199,970
5.4% Senior notes due 10/15/2014	249,780	249,769
6.6% Long term notes due 05/01/2067	238,349	238,348
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	12,092	9,885
Other liabilities	257,318	240,151
Total liabilities	10,814,733	10,520,801

Commitments and Contingencies (Note 6)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2010 and 2009)	-	-
Additional paid-in capital	322,459	321,185
Accumulated other comprehensive income, net of deferred income tax expense of
$96.2 million at 2010 and $89.9 million at 2009	178,724	166,978
Retained earnings	2,325,682	2,370,611
Total stockholder's equity	2,826,865	2,858,774
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$13,641,598	$13,379,575

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
	(unaudited)
REVENUES:
Premiums earned	$414,134	$438,445
Net investment income	85,107	39,659
Net realized capital losses:
Other-than-temporary impairments on fixed maturity securities	-	(574)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income	-	-
Other net realized capital losses	(5,307)	(67,610)
Total net realized capital losses	(5,307)	(68,184)
Realized gain on debt repurchase	-	78,271
Other income (expense)	5,112	(114)
Total revenues	499,046	488,077

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	427,004	289,195
Commission, brokerage, taxes and fees	67,841	88,219
Other underwriting expenses	32,714	31,308
Corporate expenses	2,226	1,318
Interest, fee and bond issue cost amortization expense	16,340	19,633
Total claims and expenses	546,125	429,673

(LOSS) INCOME BEFORE TAXES	(47,079)	58,404
Income tax (benefit) expense	(2,150)	12,740

NET (LOSS) INCOME	$(44,929)	$45,664

Other comprehensive income, net of tax	11,746	38,480

COMPREHENSIVE (LOSS) INCOME	$(33,183)	$84,144

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

	Three Months Ended
	March 31,
(Dollars in thousands, except share amounts)	2010	2009
	(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000
Balance, end of period	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$321,185	$315,771
Share-based compensation plans	1,274	1,262
Balance, end of period	322,459	317,033

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	166,978	(72,063)
Net increase during the period	11,746	38,480
Balance, end of period	178,724	(33,583)

RETAINED EARNINGS:
Balance, beginning of period	2,370,611	1,959,260
Net (loss) income	(44,929)	45,664
Balance, end of period	2,325,682	2,004,924

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$2,826,865	$2,288,374

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(44,929)	$45,664
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in premiums receivable	3,330	11,328
Decrease in funds held by reinsureds, net	2,210	506
Increase in reinsurance receivables	(209,177)	(52,970)
(Increase) decrease in deferred tax asset	(8,294)	33,904
Increase (decrease) in reserve for losses and loss adjustment expenses	303,114	(48,536)
Increase (decrease) in unearned premiums	17,379	(879)
Change in equity adjustments in limited partnerships	(9,414)	34,093
Change in other assets and liabilities, net	107,975	1,107
Non-cash compensation expense	1,195	1,262
Amortization of bond premium	3,546	2,271
Amortization of underwriting discount on senior notes	42	46
Realized gain on debt repurchase	-	(78,271)
Net realized capital losses	5,307	68,184
Net cash provided by operating activities	172,284	17,709

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	172,263	109,235
Proceeds from fixed maturities matured/called - available for sale, at fair value	-	5,570
Proceeds from fixed maturities sold - available for sale, at market value	165,485	44,778
Proceeds from fixed maturities sold - available for sale, at fair value	2,497	3,492
Proceeds from equity securities sold - available for sale, at fair value	21,342	1,634
Distributions from other invested assets	8,165	12,293
Cost of fixed maturities acquired - available for sale, at market value	(275,526)	(261,238)
Cost of fixed maturities acquired - available for sale, at fair value	(14,194)	(13,310)
Cost of equity securities acquired - available for sale, at fair value	(20,739)	(8,976)
Cost of other invested assets acquired	(9,740)	(2,562)
Cost of other invested assets acquired, at fair value	(47,032)	-
Net change in short-term investments	12,085	188,866
Net change in unsettled securities transactions	16,323	1,646
Net cash provided by investing activities	30,929	81,428

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	79	-
Net cost of senior notes maturing	(200,000)	-
Net cost of debt repurchase	-	(83,026)
Net cash used in financing activities	(199,921)	(83,026)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,035)	(12,767)

Net increase in cash	257	3,344
Cash, beginning of period	107,480	92,264
Cash, end of period	$107,737	$95,608

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
Income taxes paid	$3,766	$3,146
Interest paid	13,899	17,808

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2010 and 2009

1.  GENERAL

As used in this document, “Holdings” means Everest Reinsurance Holdings, Inc., a Delaware company and direct subsidiary of Everest Underwriting Group (Ireland) Limited (“Holdings Ireland”); “Group” means Everest Re Group, Ltd. (Holdings Ireland’s parent); “Bermuda Re” means Everest Reinsurance (Bermuda), Ltd., a subsidiary of Group; “Everest Re” means Everest Reinsurance Company and its subsidiaries, a subsidiary of Holdings (unless the context otherwise requires); and the “Company” means Holdings and its subsidiaries.

2. BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three months ended March 31, 2010 and 2009 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2009 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2009, 2008 and 2007 included in the Company’s most recent Form 10-K filing.

All intercompany accounts and transactions have been eliminated.

Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2010 presentation.

Financial Accounting Standards Board Accounting Codification

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

Application of Recently Issued Accounting Standard Changes

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

Improving Disclosures About Fair Value Measurements.  In January 2010, the FASB amended the authoritative guidance for disclosures on fair value measurements.  Effective for interim and annual reporting periods beginning after December 15, 2009, the guidance requires a new separate disclosure for:  significant transfers in and out of Level 1 and 2 and the reasons for the transfers; and provided clarification on existing disclosures to include:  fair value measurement disclosures by class of assets and liabilities and disclosure on valuation techniques and inputs used to measure fair value that fall in either Level 2 or Level 3.  Effective for interim and annual reporting periods beginning after December 15, 2010, the guidance requires another new separate disclosure in regards to Level 3 fair value measurements in that, the period activity will present separately information about purchases, sales, issuances and settlements.  Comparative disclosures shall be required only for periods ending after initial adoption.  The Company has implemented the first part of this guidance effective January 1, 2010.

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

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At March 31, 2010
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$135,763	$3,515	$(1,972)	$137,306
Obligations of U.S. states and political subdivisions	3,657,459	168,621	(22,244)	3,803,836
Corporate securities	644,008	36,228	(7,650)	672,586
Asset-backed securities	16,612	489	(1,971)	15,130
Mortgage-backed securities
Commercial	32,255	6,515	-	38,770
Agency residential	431,587	12,770	(30)	444,327
Non-agency residential	60,544	908	(1,763)	59,689
Foreign government securities	673,814	25,368	(9,389)	689,793
Foreign corporate securities	558,246	16,967	(12,748)	562,465
Total fixed maturity securities	$6,210,288	$271,381	$(57,767)	$6,423,902
Equity securities	$15	$-	$(3)	$12

	At December 31, 2009
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$132,348	$3,614	$(1,671)	$134,291
Obligations of U.S. states and political subdivisions	3,694,267	183,848	(24,256)	3,853,859
Corporate securities	618,507	30,298	(13,424)	635,381
Asset-backed securities	16,597	460	(1,909)	15,148
Mortgage-backed securities
Commercial	24,213	4,956	(111)	29,058
Agency residential	556,032	10,366	(1,691)	564,707
Non-agency residential	61,098	916	(7,055)	54,959
Foreign government securities	638,204	27,700	(6,687)	659,217
Foreign corporate securities	514,493	17,184	(15,129)	516,548
Total fixed maturity securities	$6,255,759	$279,342	$(71,933)	$6,463,168
Equity securities	$15	$-	$(2)	$13

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings into accumulated other comprehensive income, in 2009.  At March 31, 2010, the pre-tax cumulative unrealized appreciation on these corporate securities was $1.0 million as compared to pre-tax cumulative unrealized depreciation of $2.0 million at December 31, 2009.

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity. Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At March 31, 2010		At December 31, 2009
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$292,804	$292,765	$334,054	$335,948
Due after one year through five years	1,459,842	1,503,714	1,276,968	1,316,918
Due after five years through ten years	1,196,303	1,252,804	1,224,457	1,282,470
Due after ten years	2,720,341	2,816,703	2,762,340	2,863,960
Asset-backed securities	16,612	15,130	16,597	15,148
Mortgage-backed securities
Commercial	32,255	38,770	24,213	29,058
Agency residential	431,587	444,327	556,032	564,707
Non-agency residential	60,544	59,689	61,098	54,959
Total fixed maturity securities	$6,210,288	$6,423,902	$6,255,759	$6,463,168

The changes in net unrealized appreciation for the Company’s investments are derived from the following sources for the periods as indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Increase during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$6,205	$89,589
Equity securities	(1)	(6)
Other invested assets	513	(1,641)
Change in unrealized appreciation, pre-tax	6,717	87,942
Deferred tax expense	(2,351)	(30,780)
Change in unrealized appreciation,
net of deferred taxes, included in stockholder's equity	$4,366	$57,162

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration by security type of unrealized loss at March 31, 2010
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$45,034	$(1,962)	$515	$(10)	$45,549	$(1,972)
Obligations of U.S. states and political subdivisions	556	(6)	406,437	(22,238)	406,993	(22,244)
Corporate securities	36,887	(755)	58,537	(6,895)	95,424	(7,650)
Asset-backed securities	366	(214)	8,243	(1,757)	8,609	(1,971)
Mortgage-backed securities
Agency residential	17,279	(30)	-	-	17,279	(30)
Non-agency residential	-	-	52,369	(1,763)	52,369	(1,763)
Foreign government securities	281,751	(4,040)	62,240	(5,349)	343,991	(9,389)
Foreign corporate securities	205,585	(6,649)	63,717	(6,099)	269,302	(12,748)
Total fixed maturity securities	$587,458	$(13,656)	$652,058	$(44,111)	$1,239,516	$(57,767)
Equity securities	-	-	12	(3)	12	(3)
Total	$587,458	$(13,656)	$652,070	$(44,114)	$1,239,528	$(57,770)

	Duration by maturity of unrealized loss at March 31, 2010
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$30,601	$(2,230)	$26,790	$(3,602)	$57,391	$(5,832)
Due in one year through five years	363,884	(4,798)	72,638	(4,267)	436,522	(9,065)
Due in five years through ten years	120,359	(2,735)	48,247	(3,385)	168,606	(6,120)
Due after ten years	54,969	(3,649)	443,771	(29,337)	498,740	(32,986)
Asset-backed securities	366	(214)	8,243	(1,757)	8,609	(1,971)
Mortgage-backed securities	17,279	(30)	52,369	(1,763)	69,648	(1,793)
Total fixed maturity securities	$587,458	$(13,656)	$652,058	$(44,111)	$1,239,516	$(57,767)
Equity securities	$-	$-	$12	$(3)	$12	$(3)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position as of March 31, 2010 were $1,239.5 million and $57.8 million, respectively.  There were no unrealized losses on a single security that exceeded 0.06% of the market value of the fixed maturity securities at March 31, 2010.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $13.7 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated domestic and foreign government and corporate securities.  Of these unrealized losses, $13.3 million were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $44.1 million of unrealized losses related to fixed maturity and equity securities in an unrealized loss position for more than one year related primarily to highly rated domestic and foreign government and corporate securities.  Of these unrealized losses, $36.9 million related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses are mainly comprised of municipal and corporate securities.  The gross unrealized depreciation greater than 12 months for mortgage-backed securities included $0.2 million related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  Unrealized losses have decreased since December 31, 2009, as a result of improved conditions in the overall financial market resulting from increased liquidity and lower interest rates.

The Company, given the size of its investment portfolio and capital position, does not have the intent to sell these securities; and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis.  In addition, all securities currently in an unrealized loss position are current with respect to principal and interest payments.

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

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

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position as of December 31, 2009 were $1,386.9 million and $71.9 million, respectively.  There were no unrealized losses on a single security that exceeded 0.11% of the market value of the fixed maturity securities at December 31, 2009.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $10.9 million of unrealized losses related to fixed maturity and equity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated government, corporate and mortgage-backed securities.  Of these unrealized losses, $10.7 million were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $61.1 million of unrealized losses related to securities in an unrealized loss position for more than one year also related primarily to highly rated municipal, corporate and mortgage-backed securities.  Of these unrealized losses, $50.5 million related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses are mainly comprised of corporate and commercial mortgage-backed securities.  The gross unrealized depreciation greater than 12 months for mortgage-backed securities included only $0.07 million related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still had excess credit coverage and were current on interest and principal payments.  Unrealized losses decreased since December 31, 2008, as a result of improved conditions in the overall financial market resulting from increased liquidity and lower interest rates.

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Fixed maturity securities	$73,555	$70,329
Equity securities	2,404	694
Short-term investments and cash	77	2,211
Other invested assets
Limited partnerships	9,414	(34,093)
Other	1,798	2,771
Total gross investment income	87,248	41,912
Interest credited and other expense	(2,141)	(2,253)
Total net investment income	$85,107	$39,659

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

The Company had contractual commitments to invest up to an additional $132.5 million in limited partnerships at March 31, 2010.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2014.

The components of net realized capital losses are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Fixed maturity securities, market value:
Other-than-temporary impairments	$-	$(560)
Losses from sales	(777)	(28,094)
Fixed maturity securities, fair value:
Gains from sales	83	96
Gains (losses) from fair value adjustments	3,000	(42)
Equity securities, fair value:
Gains (losses) from sales	1,894	(446)
Gains (losses) from fair value adjustments	13,231	(16,923)
Other invested assets, fair value:
Losses from fair value adjustments	(22,737)	(22,215)
Short-term investment losses	(1)	-
Total net realized capital losses	$(5,307)	$(68,184)

Proceeds from the sales of fixed maturity securities for the three months ended March 31, 2010 and 2009 were $168.0 million and $48.3 million, respectively.  Gross gains of $1.8 million and $1.5 million and gross losses of $2.5 million and $29.6 million were realized on those fixed maturity securities sales for the three months ended March 31, 2010 and 2009, respectively.  Proceeds from sales of equity securities for the three months ended March 31, 2010 and 2009 were $21.3 million and $1.6 million, respectively.  Gross gains of $2.4 million and $0.2 million and gross losses of $0.5 million and $0.7 million were realized on those equity sales for the three months ended March 31, 2010 and 2009, respectively.

The Company records fair value re-measurements as net realized capital gains or losses in the consolidated statements of operations and comprehensive (loss) income.  The Company recorded $6.5 million and $39.2 million in net realized capital losses due to fair value re-measurements on fixed maturity and equity securities and other invested assets, at fair value, for the three months ended March 31, 2010 and 2009.

At March 31, 2010, the Company had no write-downs in the value of securities deemed to be impaired on an other-than-temporary basis included in net realized capital losses.  At March 31, 2009, the Company had $0.6 million of write-downs in the value of securities deemed to be impaired on an other-than-temporary basis included in net realized capital losses.  The Company had no other-than-temporary impaired securities where the impairment had both a credit and non-credit component.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company tests the prices on a random basis to an independent pricing source.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at March 31, 2010.

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

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$137,306	$-	$137,306	$-
Obligations of U.S. States and political subdivisions	3,803,836	-	3,803,836	-
Corporate securities	672,586	-	665,656	6,930
Asset-backed securities	15,130	-	8,762	6,368
Mortgage-backed securities
Commercial	38,770	-	38,770	-
Agency residential	444,327	-	444,327	-
Non-agency residential	59,689	-	59,233	456
Foreign government securities	689,793	-	689,793	-
Foreign corporate securities	562,465	-	562,465	-
Total fixed maturities, market value	6,423,902	-	6,410,148	13,754

Fixed maturities, fair value	65,307	-	65,307	-
Equity securities, market value	12	12	-	-
Equity securities, fair value	394,548	393,535	1,013	-
Other invested assets, fair value	406,933	406,933	-	-

There were no significant transfers between Level 1 and Level 2 for the three months ended March 31, 2010.

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturity investments, for the periods indicated:

	By Asset
	Corporate	Asset-backed	Non-agency
(Dollars in thousands)	Securities	Securities	RMBS	Total
Beginning balance January 1, 2010	$6,930	$6,258	$426	$13,614
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	-	-	25	25
Included in other comprenhensive income	-	(78)	41	(37)
Purchases, issuances and settlements	-	188	(36)	152
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance March 31, 2010	$6,930	$6,368	$456	$13,754

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Summary
	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Assets:
Balance, beginning of period	$13,614	$10,967
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	25	(25)
Included in other comprehensive income	(37)	181
Purchases, issuances and settlements	152	2,975
Transfers in and/or (out) of Level 3	-	(6,634)
Balance, end of period	$13,754	$7,464

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$-	$(131)

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

The Company’s reserves include an estimate of the Company’s ultimate liability for asbestos and environmental (“A&E”) claims.  As of March 31, 2010, approximately 8% of the Company’s gross reserves were an estimate of the Company’s ultimate liability for A&E claims.  The Company’s A&E liabilities emanate from Mt. McKinley Insurance Company’s (“Mt. McKinley”), a direct subsidiary of the Company, direct insurance business and Everest Re’s assumed reinsurance business.  All of the contracts of insurance and reinsurance under which the Company has received claims during the past three years, expired more than 20 years ago.  There are significant uncertainties surrounding the Company’s reserves for its A&E losses.

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy. The following table summarizes incurred losses with respect to A&E on both a gross and net of retrocessional basis for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Gross basis:
Beginning of period reserves	$638,674	$786,842
Incurred losses	-	-
Paid losses	(13,466)	(18,081)
End of period reserves	$625,208	$768,761

Net basis:
Beginning of period reserves	$430,421	$485,296
Incurred losses	-	-
Paid losses	(11,191)	(10,087)
End of period reserves	$419,230	$475,209

At March 31, 2010, the gross reserves for A&E losses were comprised of $139.0 million representing case reserves reported by ceding companies, $142.6 million representing additional case reserves established by the Company on assumed reinsurance claims, $61.9 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley and $281.7 million representing IBNR reserves.

With respect to asbestos only, at March 31, 2010, the Company had gross asbestos loss reserves of $595.8 million, or 95.3%, of total A&E reserves, of which $465.9 million was for assumed business and $129.9 million was for direct business.

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

In 1993 and prior, the Company had a business arrangement with The Prudential Insurance Company of America (“The Prudential”) wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations.  In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), was unable to make the annuity payments.  At March 31, 2010 and December 31, 2009, the estimated cost to replace all such annuities for which the Company was contingently liable was $152.8 million and $152.3 million, respectively.

Prior to its 1995 initial public offering, the Company had purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the company.  Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities.  At March 31, 2010 and December 31, 2009, the estimated cost to replace such annuities was $24.6 million.

7.  OTHER COMPREHENSIVE INCOME

The following table presents the components of comprehensive income in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period
URA(D) of investments - temporary	$3,666	$87,942
URA(D) of investments - non-credit OTTI	3,051	-
Tax expense from URA(D) arising during the period	(2,351)	(30,780)
Total URA(D) on securities arising during the period, net of tax	4,366	57,162

Foreign currency translation adjustments	10,726	(28,742)
Tax (expense) benefit from foreign currency translation	(3,754)	10,060
Net foreign currency translation adjustments	6,972	(18,682)

Pension adjustments	628	-
Tax expense on pension	(220)	-
Net pension adjustments	408	-

Other comprehensive income, net of tax	$11,746	$38,480

The following table presents the components of accumulated other comprehensive income, net of tax, in the consolidated balance sheets for the periods indicated:

	March 31,	December 31,
(Dollars in thousands)	2010	2009
URA(D) on securities, net of deferred taxes
Temporary	$137,953	$135,570
Non-credit, OTTI	658	(1,325)
Total unrealized appreciation (depreciation) on investments, net of deferred taxes	138,611	134,245
Foreign currency translation adjustments, net of deferred taxes	63,973	57,001
Pension adjustments, net of deferred taxes	(23,860)	(24,268)
Accumulated other comprehensive income	$178,724	$166,978

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at March 31, 2010, was $1,933.8 million.  As of March 31, 2010, Holdings was in compliance with all Holdings Credit Facility covenants.

At March 31, 2010 and December 31, 2009, the Holdings Credit Facility had outstanding letters of credit of $17.0 million and $28.0 million, respectively.

Costs incurred in connection with the Holdings Credit Facility were $9.3 thousand and $26.3 thousand for the three months ended March 31, 2010 and 2009, respectively.

9.  LETTERS OF CREDIT

The Citibank Holdings Credit Facility involves a syndicate of lenders (see Note 8), with Citibank acting as administrative agent.  At March 31, 2010 and December 31, 2009, letters of credit for $17.0 million and $28.0 million, respectively, were issued and outstanding.  The following table summarizes the Company’s letters of credit at March 31, 2010.

(Dollars in thousands)
Bank	Commitment	In Use	Date of Expiry
Citibank Holdings Credit Facility	$150,000	$16,951	12/31/2010
Total Citibank Holdings Credit Facility	$150,000	$16,951

10.  TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to a non-affiliated ceding company.  At March 31, 2010, the total amount on deposit in the trust account was $23.7 million.

11.  SENIOR NOTES

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014.  On March 14, 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010.  On March 15, 2010, the $200.0 million principal amount of 8.75% senior notes matured, and was paid in cash.

Interest expense incurred in connection with these senior notes was $7.1 million and $7.8 million for the three months ended March 31, 2010 and 2009, respectively.  Market value, which is based on quoted market price at March 31, 2010 and December 31, 2009, was $261.0 million and $256.1 million, respectively, for the 5.40% senior notes and $200.0 million for the 8.75% senior notes at December 31, 2009.

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

Interest expense incurred in connection with these long term notes was $3.9 million and $6.5 million for the three months ended March 31, 2010 and 2009, respectively. Market value, which is based on quoted market prices at March 31, 2010 and December 31, 2009, was $204.1 million and $176.5 million on the outstanding 6.6% long term subordinated notes, respectively.

13. JUNIOR SUBORDINATED DEBT SECURITIES PAYABLE

On March 29, 2004, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due, March 29, 2034, to Everest Re Capital Trust II (“Capital Trust II”).  Holdings may redeem the junior subordinated debt securities before their maturity at 100% of their principal amount plus accrued interest as of the date of redemption. The securities may be redeemed in whole or in part, on one or more occasions at any time on or after March 30, 2009; or at any time, in whole, but not in part, within 90 days of the occurrence and continuation of a determination that the Trust may become subject to tax or the Investment Company Act.

Fair value, which is primarily based on the quoted market price of the related trust preferred securities was $289.6 million and $272.6 million at March 31, 2010 and December 31, 2009, respectively, for the 6.20% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $5.1 million for the three months ended March 31, 2010 and 2009.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended
U.S. Reinsurance	March 31,
(Dollars in thousands)	2010	2009
Gross written premiums	$244,008	$264,331
Net written premiums	128,462	139,432

Premiums earned	$127,001	$146,333
Incurred losses and LAE	90,108	90,141
Commission and brokerage	27,218	31,919
Other underwriting expenses	7,806	7,562
Underwriting gain	$1,869	$16,711

	Three Months Ended
U.S. Insurance	March 31,
(Dollars in thousands)	2010	2009
Gross written premiums	$228,237	$204,717
Net written premiums	102,467	121,152

Premiums earned	$101,166	$111,972
Incurred losses and LAE	72,950	81,144
Commission and brokerage	1,641	12,018
Other underwriting expenses	16,577	17,281
Underwriting gain	$9,998	$1,529

	Three Months Ended
Specialty Underwriting	March 31,
(Dollars in thousands)	2010	2009
Gross written premiums	$65,887	$58,923
Net written premiums	37,239	32,605

Premiums earned	$38,898	$36,836
Incurred losses and LAE	27,461	25,383
Commission and brokerage	8,535	10,067
Other underwriting expenses	1,951	1,845
Underwriting gain (loss)	$951	$(459)

	Three Months Ended
International	March 31,
(Dollars in thousands)	2010	2009
Gross written premiums	$275,350	$250,750
Net written premiums	145,209	135,356

Premiums earned	$147,069	$143,304
Incurred losses and LAE	236,485	92,527
Commission and brokerage	30,447	34,215
Other underwriting expenses	6,380	4,620
Underwriting (loss) gain	$(126,243)	$11,942

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive (loss) income for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Underwriting (loss) gain	$(113,425)	$29,723
Net investment income	85,107	39,659
Net realized capital losses	(5,307)	(68,184)
Realized gain on debt repurchase	-	78,271
Corporate expense	(2,226)	(1,318)
Interest, fee and bond issue cost amortization expense	(16,340)	(19,633)
Other income (expense)	5,112	(114)
(Loss) income before taxes	$(47,079)	$58,404

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

•
Effective January 1, 2002 for the 2002 underwriting year, Everest Re ceded 20.0% of its net retained liability to Bermuda Re through a quota share reinsurance agreement (“whole account quota share”). This agreement remained in effect through December 31, 2002.

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

•
Effective January 1, 2003, Everest Re entered into a whole account quota share with Bermuda Re, whereby Everest Re’s Canadian branch ceded to Bermuda Re 50.0% of its net retained liability on all new and renewal property business.  This agreement remained in effect through December 31, 2006.

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

•
Effective January 1, 2006, Everest Re, Bermuda Re and Everest International amended the whole account quota share so that for all new and renewal business recorded on or after January 1, 2006, Everest Re ceded 31.5% and 3.5% of its casualty business to Bermuda Re and Everest International, respectively, and Everest Re ceded 18.0% and 2.0% of its property business to Bermuda Re and Everest International, respectively. However, in no event shall the loss cessions to Bermuda Re and Everest International relating to any one occurrence on the property business exceed $125.0 million (20.0% of $625.0 million).  The property portion of this amendment remained in effect through December 31, 2006.  The casualty portion of this amendment remained in effect through December 31, 2007.

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

•
Effective January 1, 2010, Everest Re entered into a whole account quota share with Bermuda Re, whereby Everest Re’s Canadian branch cedes to Bermuda Re 60.0% of its net retained liability on all new and renewal property business recorded on or after January 1, 2010.  However, in no event shall the loss cessions to Bermuda Re relating to any one occurrence exceed $350.0 million (60% of $583.3 million).

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, for the periods indicated:

	Three Months Ended
Bermuda Re	March 31,
(Dollars in thousands)	2010	2009
Ceded written premiums	$320,031	$284,766
Ceded earned premiums	288,158	274,068
Ceded losses and LAE (a)	288,446	140,867

	Three Months Ended
Everest International	March 31,
(Dollars in thousands)	2010	2009
Ceded written premiums	$28,312	$38,348
Ceded earned premiums	40,332	34,336
Ceded losses and LAE	24,016	19,400

(a) Ceded losses and LAE include the Mt. McKinley loss portfolio transfer that constitutes losses ceded under retroactive reinsurance and therefore, in accordance with FASB guidance, a deferred gain on retroactive reinsurance is reflected in other expenses on the consolidated statements of operations and comprehensive income.

Everest Re sold net assets of its U.K. branch to Bermuda Re and provided Bermuda Re with a reserve indemnity agreement allowing for indemnity payments of up to 90% of ₤25.0 million of the excess of 2002 and prior reserves, provided that any recognition of profit from the reserves for 2002 and prior underwriting years is taken into account.  The limit available under this agreement was fully exhausted at December 31, 2004.

16. INCOME TAXES

The Company uses a projected annual effective tax rate to calculate its quarterly tax expense in accordance with FASB guidance.  Under this methodology, when an interim quarter’s pre-tax income (loss) varies significantly from a full year’s income (loss) projection, the tax impact resulting from the income (loss) variance is effectively spread between the impacted quarter and the remaining quarters of the year, except for discreet items impacting an individual quarter.

The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income taxes.  For the three months ended March 31, 2010, the Company expensed approximately $1.1 million in interest and penalties.

17. SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events.  The Company does not have any subsequent events to report.

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

Starting in the latter part of 2007 and continuing into 2010 there has been a significant slowdown in the global economy, which has negatively impacted the financial resources of the industry.  Excessive availability and use of credit, particularly by individuals, led to increased defaults on sub-prime mortgages in the U.S. and elsewhere, falling values for houses and many commodities and contracting consumer spending.  The significant increase in default rates negatively impacted the value of asset-backed securities held by both foreign and domestic institutions.  The defaults have led to a corresponding increase in foreclosures, which have driven down housing values, resulting in additional losses on asset-backed securities.  During the third and fourth quarters of 2008, credit markets deteriorated dramatically, evidenced by widening credit spreads and dramatically reduced availability of credit.  Many financial institutions, including some insurance entities, experienced liquidity crises due to immediate demands for funds for withdrawals or collateral, combined with falling asset values and their inability to sell assets to meet the increased demands.  As a result, several financial institutions have failed or been acquired at distressed prices, while others have received loans from the U.S. government to continue operations.  The liquidity crisis significantly increased the spreads on fixed maturity securities and, at the same time, had a dramatic and negative impact on the stock markets around the world.  The combination of losses on securities from failed or impaired companies combined with the decline in values of fixed maturity and equity securities resulted in significant declines in the capital bases of most insurance and reinsurance companies. While there was significant improvement in the financial markets during 2009 and into 2010, recent concerns about the ability of some European countries to repay their bonds has hindered financial market recoveries.  It is too early to predict the timing and extent of the impact these financial market fluctuations will have on insurance and reinsurance market conditions.

Worldwide insurance and reinsurance market conditions continued to be very competitive.  Generally, there was ample insurance and reinsurance capacity relative to demand.  We noted, however, that in many markets and lines during 2009 and into 2010, the rates of decline have slowed, pricing in some segments was relatively flat and there was upward movement in some others, particularly property catastrophe coverage.  Competition and its effect on rates, terms and conditions vary widely by market and coverage yet continues to be most prevalent in the U.S. casualty insurance and reinsurance markets. The U.S. insurance markets in which we participate were extremely competitive as well.

The reinsurance industry has experienced a period of falling rates and volume, particularly in the casualty lines of business.  Profit opportunities have become generally less available over time; however, the unfavorable trends seem to be softening.  We are now seeing smaller rate declines, pockets of stability and some increases in some markets and for some coverages.  During the first quarter of 2010, the devastating Chilean earthquake coupled with severe storms in Europe and Australia resulted in significant catastrophe losses to the industry.  It is too early to gauge the market impacts from these losses, but we feel that market conditions should improve for catastrophe coverages in the geographical regions of these losses.

Rates in the international markets have generally been stable and we have seen some increases, particularly for catastrophe exposed business.  We have grown our business in the Middle East, Latin America and Asia.  We are expanding our international reach with our new office in Brazil to capitalize on the recently expanded opportunity for professional reinsurers in that market and on the economic growth expected for Brazil in the future.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net (loss) income, ratios and stockholder’s equity for the periods indicated:

	Three Months Ended		Percentage
	March 31,		Increase/
(Dollars in millions)	2010	2009	(Decrease)
Gross written premiums	$813.5	$778.7	4.5%
Net written premiums	413.4	428.5	-3.5%

REVENUES:
Premiums earned	$414.1	$438.4	-5.5%
Net investment income	85.1	39.7	114.6%
Net realized capital losses	(5.3)	(68.2)	-92.2%
Realized gain on debt repurchase	-	78.3	NA
Other income (expense)	5.1	(0.1)	NM
Total revenues	499.0	488.1	2.2%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	427.0	289.2	47.7%
Commission, brokerage, taxes and fees	67.8	88.2	-23.1%
Other underwriting expenses	32.7	31.3	4.5%
Corporate expense	2.2	1.3	69.0%
Interest, fee and bond issue cost amortization expense	16.3	19.6	-16.8%
Total claims and expenses	546.1	429.7	27.1%

(LOSS) INCOME BEFORE TAXES	(47.1)	58.4	-180.6%
Income tax (benefit) expense	(2.2)	12.7	-116.9%
NET (LOSS) INCOME	$(44.9)	$45.7	-198.4%

RATIOS:			Point Change
Loss ratio	103.1%	66.0%	37.1
Commission and brokerage ratio	16.4%	20.1%	(3.7)
Other underwriting expense ratio	7.9%	7.1%	0.8
Combined ratio	127.4%	93.2%	34.2

	At	At	Percentage
	March 31,	December 31,	Increase/
(Dollars in millions)	2010	2009	(Decrease)
Balance sheet data:
Total investments and cash	$8,046.4	$8,031.6	0.2%
Total assets	13,641.6	13,379.6	2.0%
Loss and loss adjustment expense reserves	7,613.8	7,300.1	4.3%
Total debt	818.0	1,018.0	-19.6%
Total liabilities	10,814.7	10,520.8	2.8%
Stockholder's equity	2,826.9	2,858.8	-1.1%

(NM, not meaningful)
(NA, not applicable)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by $34.8 million, or 4.5%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, reflecting an increase of $23.5 million in our insurance business and $11.3 million in our reinsurance business.  The increase in insurance premiums were primarily in the workers’ compensation, Florida property and financial institution D&O and E&O lines of business.  The increase in reinsurance business was primarily attributable to strong growth in U.S. property, South America and Asian markets, partially offset by decreased writings in the U.S. casualty, crop reinsurance, marine and European markets.  Net written premiums decreased by $15.2 million, or 3.5%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  This change was primarily due to ceded premiums that generally relate to specific reinsurance purchased by the U.S. Insurance operation and that fluctuate based upon the level of premiums written in the individual reinsured programs.  Premiums earned decreased $24.3 million, or 5.5%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period, whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income. Net investment income increased by 114.6% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to net investment gains from our limited partnerships that invest in public and non-public securities, both equity and debt.  Gains related to these limited partnerships were $9.4 million for the three months ended March 31, 2010 compared with losses of $34.1 million for the comparable period in 2009.  As a result, net pre-tax investment income, as a percentage of average invested assets, was up at 4.4% for the three months ended March 31, 2010 compared to 2.1% for the three months ended March 31, 2009.

Net Realized Capital Losses.  Net realized capital losses were $5.3 million and $68.2 million for the three months ended March 31, 2010 and 2009, respectively.  For the three months ended March 31, 2010, we recorded $6.5 million loss due to fair value re-measurements, which were partially offset by $1.2 million of net realized capital gains from sales.  For the three months ended March 31, 2009, we recorded $39.1 million loss due to fair value re-measurements, $28.5 million of net realized capital losses from sales and $0.6 million in other-than-temporary impairments on our available for sale fixed maturity securities.

Realized Gain on Debt Repurchase.  On March 19, 2009, we commenced a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes due 2067. Upon expiration of the tender offer, we had reduced our outstanding debt by $161.4 million, which resulted in a pre-tax gain on debt repurchase of $78.3 million.

Other Income (Expense).  We recorded other income of $5.1 million and other expense of $0.1 million for the three months ended March 31, 2010 and 2009, respectively.  The variances were primarily due to changes in foreign currency exchange rates and the deferrals on retroactive reinsurance agreements with affiliates for the corresponding periods.

Claims and Expenses.
Incurred Losses and LAE.  The following table presents our incurred losses and LAE for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional (a)	$268.2	64.8%		$(9.3)	-2.2%		$259.0	62.5%
Catastrophes	165.2	39.9%		2.8	0.7%		168.0	40.6%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$433.4	104.7%		$(6.4)	-1.6%		$427.0	103.1%

2009
Attritional (a)	$257.4	58.7%		$20.2	4.6%		$277.6	63.3%
Catastrophes	9.1	2.1%		2.5	0.6%		11.6	2.7%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$266.5	60.8%		$22.7	5.2%		$289.2	66.0%

Variance 2010/2009
Attritional (a)	$10.8	6.1	pts	$(29.5)	(6.8)	pts	$(18.6)	(0.8)	pts
Catastrophes	156.1	37.8	pts	0.3	0.1	pts	156.4	37.9	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total	$166.9	43.9	pts	$(29.1)	(6.8)	pts	$137.8	37.1	pts

(a) Attritional losses exclude catastrophe and A&E losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by $137.8 million, or 47.7%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  Of the $137.8 million increase, current year catastrophe losses increased $156.1 million corresponding to a loss ratio increase of 37.8 points, period over period, primarily due to the Chile earthquake, Australian hailstorms and winterstorm Xynthia.  The $10.8 million increase in attritional losses for the three months ended March 31, 2010 was the result of an increase in expected loss ratios, which more than offset a decrease in earned premiums.

Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees decreased by $20.4 million, or 23.1%, for the three months ended March 31, 2010 compared to the same period in 2009.  The decrease was primarily the result of lower commission rates on property contracts in conjunction with the increase in reinstatement premiums, which have no brokerage commissions and changes in cessions under the affiliated quota share agreement.

Other Underwriting Expenses.  Other underwriting expenses were $32.7 million for the three months ended March 31, 2010 compared to $31.3 million for the three months ended March 31, 2009. The increase was primarily due to the increase in staff and staff related expenses.

Corporate Expenses.  Corporate expenses, which are expenses that are not allocated to segments, were $2.2 million and $1.3 million for the three months ended March 31, 2010 and 2009, respectively.  These expenses were previously included as underwriting expenses and therefore included in the other underwriting expense ratio.  Effective January 1, 2010, these expenses were removed from the calculation of the other underwriting expense ratio and prior periods were recalculated to conform.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest and other expense was $16.3 million and $19.6 million for the three months ended March 31, 2010 and 2009, respectively.  The decrease was primarily due to the combination of the repurchase of debt in the first quarter of 2009 and maturing of debt in the first quarter of 2010.

Income Tax (Benefit) Expense.  We had an income tax benefit of $2.2 million and an income tax expense of $12.7 million for the three months ended March 31, 2010 and 2009, respectively.  The period over period variance was primarily due to pre-tax losses in 2010 versus pre-tax income in 2009.  Our income tax is primarily a function of the statutory tax rate coupled with the impact from tax-preferenced investment income.

Net (Loss) Income.
We reported a net loss of $44.9 million and net income of $45.7 million, for the three months ended March 31, 2010 and 2009, respectively.  This change was the result of the items discussed above.

Ratios.
Our combined ratio increased by 34.2 points to 127.4% for the three months ended March 31, 2010 compared to 93.2% for the three months ended March 31, 2009.  The loss ratio component increased 37.1 points for the three months ended March 31, 2010 compared to the same period last year, principally due to the 37.8 point increase in current year catastrophe losses as a result of the Chilean earthquake, Australian hailstorms and winterstorm Xynthia. The commission and brokerage ratio component decreased by 3.7 points for the three months ended March 31, 2010 compared to the same period last year, due to lower rates on property contracts, no commission on reinstatement premiums and blend and mix of business, while the other underwriting expense ratio component increased slightly by 0.8 points for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Stockholder's Equity.
Stockholder's equity decreased by $31.9 million to $2,826.9 million at March 31, 2010 from $2,858.8 million at December 31, 2009, principally as a result of $44.9 million of net loss, partially offset by $7.0 million of foreign currency translation adjustments, $4.4 million of unrealized appreciation on investments, net of tax, $1.3 million of share-based compensation transactions and $0.4 million of pension adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income increased 114.6% to $85.1 million for the three months ended March 31, 2010 from $39.7 million for the three months ended March 31, 2009, primarily due to an increase in recorded gains in 2010 as opposed to recorded losses in 2009 from our limited partnership investments.  The losses in 2009 were the result of 2008 fourth quarter losses from those limited partnerships that invested in non-public securities and are on a quarter reporting lag.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in millions)	2010	2009
Fixed maturities	$73.6	$70.3
Equity securities	2.4	0.7
Short-term investments and cash	0.1	2.2
Other invested assets
Limited partnerships	9.4	(34.1)
Other	1.8	2.8
Total gross investment income	87.2	41.9
Interest credited and other expense	(2.1)	(2.3)
Total net investment income	$85.1	$39.7
(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	March 31,	December 31,
	2010	2009
Imbedded pre-tax yield of cash and invested assets	3.8%	3.7%
Imbedded after-tax yield of cash and invested assets	3.1%	3.1%

	Three Months Ended
	March 31,
	2010	2009
Annualized pre-tax yield on average cash and invested assets	4.4%	2.1%
Annualized after-tax yield on average cash and invested assets	3.5%	2.1%

Net Realized Capital Losses.
The following table presents the composition of our net realized capital losses for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2010	2009	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$1.7	$1.5	0.2
Losses	(2.5)	(29.6)	27.1
Total	(0.8)	(28.1)	27.3

Fixed maturity securities, fair value
Gains	0.1	-	0.1
Losses	-	-	0.0
Total	0.1	-	0.1

Equity securities, fair value
Gains	2.4	0.2	2.2
Losses	(0.5)	(0.7)	0.2
Total	1.9	(0.4)	2.3

Total net realized gains (losses) from sales
Gains	4.2	1.7	2.5
Losses	(3.0)	(30.3)	27.3
Total	1.2	(28.5)	29.7

Other-than-temporary impairments:	-	(0.6)	0.6

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	3.0	-	3.0
Equity securities, fair value	13.2	(16.9)	30.1
Other invested assets, fair value	(22.7)	(22.2)	(0.5)
Total	(6.5)	(39.1)	32.6

Total net realized capital losses	$(5.3)	$(68.2)	$62.9

(Some amounts may not reconcile due to rounding.)

Net realized capital losses were $5.3 million and $68.2 million for the three months ended March 31, 2010 and 2009, respectively.  For the three months ended March 31, 2010, we recorded a $6.5 million in losses due to fair value re-measurements on fixed maturity and equity securities and other invested assets, partially offset by $1.2 million of net realized capital gains from sales of fixed maturity and equity securities.  For the three months ended March 31, 2009, net realized capital losses included $39.1 million of fair value re-measurements on equity securities and other invested assets, $28.5 million of net realized capital losses from sales and $0.6 million in other-than-temporary impairments on our available for sale fixed maturity securities.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2010	2009	Variance	% Change
Gross written premiums	$244.0	$264.3	$(20.3)	-7.7%
Net written premiums	128.5	139.4	(11.0)	-7.9%

Premiums earned	$127.0	$146.3	$(19.3)	-13.2%
Incurred losses and LAE	90.1	90.1	-	0.0%
Commission and brokerage	27.2	31.9	(4.7)	-14.7%
Other underwriting expenses	7.8	7.6	0.2	3.2%
Underwriting gain	$1.9	$16.7	$(14.8)	-88.8%

				Point Chg
Loss ratio	71.0%	61.6%		9.4
Commission and brokerage ratio	21.4%	21.8%		(0.4)
Other underwriting expense ratio	6.1%	5.2%		0.9
Combined ratio	98.5%	88.6%		9.9

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 7.7% to $244.0 million for the three months ended March 31, 2010 from $264.3 million for the three months ended March 31, 2009, primarily due to $20.3 million (23.2%) decrease in U.S. treaty casualty volume, a $13.4 million (63.6%) decrease in facultative volume and a $5.3 million (30.5%) decrease in the crop hail quota share treaties, partially offset by an $18.6 million (13.5%) increase in treaty property volume. Net written premiums decreased by 7.9% to $128.5 million for the three months ended March 31, 2010 compared to $139.4 million for the three months ended March 31, 2009, primarily due to the decrease in gross written premiums.  Premiums earned decreased by 13.2% to $127.0 million for the three months ended March 31, 2010 compared to $146.3 million for the three months ended March 31, 2009.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums, for proportionate contracts, are earned ratably over the coverage period whereas written premiums are recorded on the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$76.2	60.0%		$(4.2)	-3.3%		$71.9	56.6%
Catastrophes	15.7	12.3%		2.5	2.0%		18.2	14.3%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$91.9	72.3%		$(1.7)	-1.4%		$90.1	71.0%

2009
Attritional	$73.5	50.2%		$16.5	11.2%		$90.0	61.5%
Catastrophes	-	0.0%		0.2	0.1%		0.2	0.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$73.5	50.2%		$16.6	11.4%		$90.1	61.6%

Variance 2010/2009
Attritional	$2.7	9.8	pts	$(20.7)	(14.5)	pts	$(18.1)	(4.9)	pts
Catastrophes	15.7	12.3	pts	2.3	1.9	pts	18.0	14.2	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$18.4	22.1	pts	$(18.3)	(12.8)	pts	$-	9.4	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses remained flat at $90.1 million for the three months ended March 31, 2010 and 2009.  The $18.0 million (14.2 points) increase in catastrophe losses was offset by a decrease in attritional losses of $18.1 million (4.9 points).  The 2010 catastrophe losses consisted of $12.9 million for the Chilean earthquake and $2.8 million for the windstorm Xynthia.

Segment Expenses. Commission and brokerage expenses decreased 14.7% to $27.2 million for the three months ended March 31, 2010 compared to $31.9 million for the three months ended March 31, 2009, primarily due to the decline in premiums earned and lower commissions on property business.  Segment other underwriting expenses were $7.8 million and $7.6 million for the three months ended March 31, 2010 and 2009, respectively.

U.S. Insurance.
The following table presents the underwriting results and ratios for the U.S. Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2010	2009	Variance	% Change
Gross written premiums	$228.2	$204.7	$23.5	11.5%
Net written premiums	102.5	121.2	(18.7)	-15.4%

Premiums earned	$101.2	$112.0	$(10.8)	-9.7%
Incurred losses and LAE	73.0	81.1	(8.2)	-10.1%
Commission and brokerage	1.6	12.0	(10.4)	-86.3%
Other underwriting expenses	16.6	17.3	(0.7)	-4.1%
Underwriting gain	$10.0	$1.5	$8.5	NM

				Point Chg
Loss ratio	72.1%	72.5%		(0.4)
Commission and brokerage ratio	1.6%	10.7%		(9.1)
Other underwriting expense ratio	16.4%	15.4%		1.0
Combined ratio	90.1%	98.6%		(8.5)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 11.5% to $228.2 million for the three months ended March 31, 2010 compared to $204.7 million for the three months ended March 31, 2009. Growth was derived from the direct specialty operation in New York, additional property insurance written in Florida and the workers’ compensation business.  Net written premiums decreased by 15.4% to $102.5 million for the three months ended March 31, 2010 compared to $121.2 million for the three months ended March 31, 2009, reflective of the change in business mix and cessions.  Ceded premiums generally relate to the affiliated quota share agreement and third party specific reinsurance purchased for individual reinsured programs.  Premiums earned decreased 9.7% to $101.2 million for the three months ended March 31, 2010 compared to $112.0 million for the three months ended March 31, 2009.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Insurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$74.2	73.4%		$(1.3)	-1.2%		$73.0	72.1%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$74.2	73.4%		$(1.3)	-1.2%		$73.0	72.1%

2009
Attritional	$80.0	71.5%		$1.1	1.0%		$81.1	72.5%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$80.0	71.5%		$1.1	1.0%		$81.1	72.5%

Variance 2010/2009
Attritional	$(5.8)	1.9	pts	$(2.4)	(2.2)	pts	$(8.1)	(0.4)	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total segment	$(5.8)	1.9	pts	$(2.4)	(2.2)	pts	$(8.1)	(0.4)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 10.1% to $73.0 million for the three months ended March 31, 2010 compared to $81.1 million for the three months ended March 31, 2009.  The decrease was primarily due to the decrease in earned premium and favorable prior year’s reserve development, partially offset by higher expected attritional loss ratios.

Segment Expenses. Commission and brokerage expenses decreased by 86.3% to $1.6 million for the three months ended March 31, 2010 compared to $12.0 million for the three months ended March 31, 2009, which was primarily due to the fluctuation of cessions under the affiliated quota share agreement.  Segment other underwriting expenses were $16.6 million and $17.3 million for the three months ended March 31, 2010 and 2009, respectively, as a result of management’s actions to reduce expenses.

Specialty Underwriting.
The following table presents the underwriting results and ratios for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2010	2009	Variance	% Change
Gross written premiums	$65.9	$58.9	$7.0	11.8%
Net written premiums	37.2	32.6	4.6	14.2%

Premiums earned	$38.9	$36.8	$2.1	5.6%
Incurred losses and LAE	27.5	25.4	2.1	8.2%
Commission and brokerage	8.5	10.1	(1.5)	-15.2%
Other underwriting expenses	2.0	1.8	0.1	5.7%
Underwriting gain (loss)	$1.0	$(0.5)	$1.4	NM

				Point Chg
Loss ratio	70.6%	68.9%		1.7
Commission and brokerage ratio	21.9%	27.3%		(5.4)
Other underwriting expense ratio	5.1%	5.0%		0.1
Combined ratio	97.6%	101.2%		(3.6)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 11.8% to $65.9 million for the three months ended March 31, 2010 compared to $58.9 million for the three months ended March 31, 2009.  This was driven by a strong demand in our A&H business, $7.0 million, as more and more employers are self insuring their medical programs leading to more opportunities for us in the medical stop loss business.  Net written premiums increased by 14.2% to $37.2 million for the three months ended March 31, 2010 compared to $32.6 million for the three months ended March 31, 2009, primarily as a result of the increase in gross writings combined with the change in business mix.  Premiums earned increased to $38.9 million for the three months ended March 31, 2010 compared to $36.8 million for the three months ended March 31, 2009. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$26.6	68.3%		$(0.3)	-0.7%		$26.3	67.6%
Catastrophes	-	0.0%		1.2	3.0%		1.2	3.0%
Total segment	$26.6	68.3%		$0.9	2.3%		$27.5	70.6%

2009
Attritional	$22.6	61.3%		$0.9	2.4%		$23.5	63.7%
Catastrophes	-	0.0%		1.9	5.2%		1.9	5.2%
Total segment	$22.6	61.3%		$2.8	7.6%		$25.4	68.9%

Variance 2010/2009
Attritional	$4.0	7.0	pts	$(1.2)	(3.1)	pts	$2.8	3.9	pts
Catastrophes	-	-	pts	(0.7)	(2.2)	pts	(0.7)	(2.2)	pts
Total segment	$4.0	7.0	pts	$(1.9)	(5.3)	pts	$2.1	1.7	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 8.2% to $27.5 million for the three months ended March 31, 2010 compared to $25.4 million for the three months ended March 31, 2009, primarily as a result of an increase in expected loss ratios, which increased current year attritional losses, 3.9 points, in 2010.

Segment Expenses. Commission and brokerage expenses decreased 15.2% to $8.5 million for the three months ended March 31, 2010 compared to $10.1 million for the three months ended March 31, 2009 primarily driven by the mix in business as the lower commission business, aviation, has increased while higher commission, marine and surety, business have declined.  Segment other underwriting expenses increased slightly to $2.0 million for the three months ended March 31, 2010 compared to $1.8 million for the three months ended March 31, 2009.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2010	2009	Variance	% Change
Gross written premiums	$275.4	$250.8	$24.6	9.8%
Net written premiums	145.2	135.4	9.9	7.3%

Premiums earned	$147.1	$143.3	$3.8	2.6%
Incurred losses and LAE	236.5	92.5	144.0	155.6%
Commission and brokerage	30.4	34.2	(3.8)	-11.0%
Other underwriting expenses	6.4	4.6	1.8	38.1%
Underwriting (loss) gain	$(126.2)	$11.9	$(138.2)	NM

				Point Chg
Loss ratio	160.8%	64.6%		96.2
Commission and brokerage ratio	20.7%	23.9%		(3.2)
Other underwriting expense ratio	4.3%	3.2%		1.1
Combined ratio	185.8%	91.7%		94.1

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 9.8% to $275.4 million for the three months ended March 31, 2010 compared to $250.8 million for the three months ended March 31, 2009.  Continued strong growth in Brazil, $9.9 million increase, and Asia, $10.3 million increase, were partially offset by lower writings in Canada, $2.3 million decrease.  Asia has the largest growth from both new business and increased participation on contracts in Japan and Taiwan.  Also included, were $7.0 million in reinstatement premiums from the Chilean earthquake.  Net written premiums increased by 7.3% to $145.2 million for the three months ended March 31, 2010 compared to $135.4 million for the three months ended March 31, 2009, primarily due to the increase in gross written premiums coupled with the increase in cessions under the affiliated quota share.  Premiums earned increased by 2.6% to $147.1 million for the three months ended March 31, 2010 compared to $143.3 million for the three months ended March 31, 2009, as a result of the increase in net written premiums.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$91.3	62.1%		$(3.5)	-2.4%		$87.8	59.7%
Catastrophes	149.5	101.7%		(0.9)	-0.6%		148.7	101.1%
Total segment	$240.8	163.7%		$(4.3)	-2.9%		$236.5	160.8%

2009
Attritional	$81.3	56.7%		$1.7	1.2%		$83.0	57.9%
Catastrophes	9.1	6.3%		0.5	0.3%		9.5	6.7%
Total segment	$90.4	63.1%		$2.2	1.5%		$92.5	64.6%

Variance 2010/2009
Attritional	$10.0	5.4	pts	$(5.2)	(3.6)	pts	$4.8	1.8	pts
Catastrophes	140.4	95.4	pts	(1.4)	(0.9)	pts	139.2	94.4	pts
Total segment	$150.4	100.6	pts	$(6.5)	(4.4)	pts	$144.0	96.2	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 155.6% to $236.5 million for the three months ended March 31, 2010 compared to $92.5 million for the three months ended March 31, 2009. The increase was principally due to the $140.4 million increase in current year catastrophe losses due to the Chilean earthquake ($129.9 million) and the Australian hailstorms ($19.6 million).  Current year attritional losses also increased due to an increase in expected loss ratios.

Segment Expenses. Commission and brokerage expenses decreased 11.0% to $30.4 million for the three months ended March 31, 2010 compared to $34.2 million for the three months ended March 31, 2009, primarily as a result of lower contingent commissions.  Segment other underwriting expenses for the three months ended March 31, 2010 were $6.4 million compared to $4.6 million for the three months ended March 31, 2009, consistent with expectations.

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

Interest Rate Risk.  Our $8.0 billion investment portfolio, at March 31, 2010, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations.  The impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $542.8 million of mortgage-backed securities in the $6,489.2 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $250.1 million of short-term investments) for the periods indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates for mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At March 31, 2010
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$7,335.1	$7,061.8	$6,739.3	$6,382.6	$6,045.8
Market/Fair Value Change from Base (%)	8.8%	4.8%	0.0%	-5.3%	-10.3%
Change in Unrealized Appreciation
After-tax from Base ($)	$387.2	$209.6	$-	$(231.9)	$(450.8)

We had $7,613.8 million and $7,300.1 million of gross reserves for losses and LAE as of March 31, 2010 and December 31, 2009, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

The table below displays the impact on fair/market value and after-tax appreciation/(depreciation) of a 10% and 20% change in equity prices up and down for the periods indicated.

	Impact of Percentage Change in Equity Fair/Market Values
	At March 31, 2010
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$315.6	$355.1	$394.6	$434.0	$473.5
After-tax Change in Fair/Market Value	(51.3)	(25.6)	-	25.6	51.3

Foreign Exchange Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of March 31, 2010, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2009.

SAFE HARBOR DISCLOSURE
This report contains forward-looking statements within the meaning of the U.S. federal securities laws.  We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws.  In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”.  Forward-looking statements contained in this report include information regarding our reserves for losses and LAE, the adequacy of our provision for uncollectible balances, estimates of our catastrophe exposure, the effects of catastrophic events on our financial statements and the ability of our subsidiaries to pay dividends.  Forward-looking statements only reflect our expectations and are not guarantees of performance.  These statements involve risks, uncertainties and assumptions.  Actual events or results may differ materially from our expectations.  Important factors that could cause our actual events or results to be materially different from our expectations include the uncertainties that surround the impact on our financial statements and liquidity resulting from changes in the global economy and credit markets, the estimating of reserves for losses and LAE, those discussed in Note 6 of Notes to Consolidated Financial Statements (unaudited) included in this report and risks described under the caption “Risk Factors” in our most recently filed Annual Report on Form 10-K, Part 1, ITEM 1A.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 4.  RESERVED

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

/S/DOMINIC J. ADDESSO
Dominic J. Addesso
Executive Vice President and
Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

Dated: May 17, 2010