Form 10-Q
period 2010-06-30
EVEREST REINSURANCE HOLDINGS INC
filed 2010-08-16
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2010	Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3263609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer		Accelerated filer
Non-accelerated filer	X	Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At August 1, 2010
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Form 10-Q

Page
PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

Part I

ITEM  1.  FINANCIAL STATEMENTS

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except par value per share)	2010	2009
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$6,393,011	$6,463,168
(amortized cost: 2010, $6,133,003; 2009, $6,255,759)
Fixed maturities - available for sale, at fair value	66,351	50,528
Equity securities - available for sale, at market value (cost: 2010, $15; 2009, $15)	12	13
Equity securities - available for sale, at fair value	340,377	380,025
Short-term investments	251,820	261,438
Other invested assets (cost: 2010, $399,989; 2009, $387,200)	399,611	386,326
Other invested assets, at fair value	545,160	382,639
Cash	106,847	107,480
Total investments and cash	8,103,189	8,031,617
Accrued investment income	78,687	83,705
Premiums receivable	746,384	769,744
Reinsurance receivables - unaffiliated	635,129	618,081
Reinsurance receivables - affiliated	2,690,402	2,492,152
Funds held by reinsureds	156,702	156,223
Deferred acquisition costs	179,454	183,498
Prepaid reinsurance premiums	578,606	562,146
Deferred tax asset	245,231	210,493
Federal income taxes recoverable	67,238	135,682
Other assets	196,985	136,234
TOTAL ASSETS	$13,678,007	$13,379,575

LIABILITIES:
Reserve for losses and loss adjustment expenses	$7,583,530	$7,300,139
Unearned premium reserve	1,247,378	1,239,320
Funds held under reinsurance treaties	159,451	175,257
Losses in the course of payment	23,663	42,633
Commission reserves	42,432	50,897
Other net payable to reinsurers	529,226	444,535
Revolving credit borrowings	133,000	-
8.75% Senior notes due 3/15/2010	-	199,970
5.4% Senior notes due 10/15/2014	249,790	249,769
6.6% Long term notes due 05/01/2067	238,349	238,348
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	4,892	9,885
Other liabilities	266,151	240,151
Total liabilities	10,807,759	10,520,801

Commitments and Contingencies (Note 6)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2010 and 2009)	-	-
Additional paid-in capital	324,156	321,185
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit) of
$109.6 million at 2010 and $89.9 million at 2009	203,523	166,978
Retained earnings (deficit)	2,342,569	2,370,611
Total stockholder's equity	2,870,248	2,858,774
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$13,678,007	$13,379,575

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$442,724	$460,774	$856,858	$899,219
Net investment income	89,346	74,516	174,453	114,175
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	-	(4,936)	-	(5,510)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	(95,473)	27,877	(100,780)	(39,733)
Total net realized capital gains (losses)	(95,473)	22,941	(100,780)	(45,243)
Realized gain on debt repurchase	-	-	-	78,271
Other income (expense)	8,709	(7,166)	13,821	(7,280)
Total revenues	445,306	551,065	944,352	1,039,142

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	314,749	246,108	741,753	535,303
Commission, brokerage, taxes and fees	88,197	86,923	156,038	175,142
Other underwriting expenses	35,371	34,858	68,085	66,166
Corporate expenses	1,463	1,878	3,689	3,196
Interest, fee and bond issue cost amortization expense	12,722	17,073	29,062	36,706
Total claims and expenses	452,502	386,840	998,627	816,513

INCOME (LOSS) BEFORE TAXES	(7,196)	164,225	(54,275)	222,629
Income tax expense (benefit)	(24,083)	35,725	(26,233)	48,465

NET INCOME (LOSS)	$16,887	$128,500	$(28,042)	$174,164

Other comprehensive income (loss), net of tax	24,799	84,300	36,545	122,780

COMPREHENSIVE INCOME (LOSS)	$41,686	$212,800	$8,503	$296,944

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share amounts)	2010	2009	2010	2009
	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$322,459	$317,033	$321,185	$315,771
Share-based compensation plans	1,697	1,459	2,971	2,721
Balance, end of period	324,156	318,492	324,156	318,492

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	178,724	(33,583)	166,978	(72,063)
Cumulative adjustment of initial adoption(1), net of tax	-	(15,500)	-	(15,500)
Net increase (decrease) during the period	24,799	84,300	36,545	122,780
Balance, end of period	203,523	35,217	203,523	35,217

RETAINED EARNINGS (DEFICIT):
Balance, beginning of period	2,325,682	2,004,924	2,370,611	1,959,260
Cumulative adjustment of initial adoption(1), net of tax	-	15,500	-	15,500
Net income (loss)	16,887	128,500	(28,042)	174,164
Balance, end of period	2,342,569	2,148,924	2,342,569	2,148,924

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$2,870,248	$2,502,633	$2,870,248	$2,502,633

(1) The cumulative adjustment to accumulated other comprehensive income (loss), net of deferred income taxes, and retained earnings (deficit), represents the effect of initially adopting new guidance for other-than-temporary impairments of debt securities

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,887	$128,500	$(28,042)	$174,164
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	21,553	(61,149)	24,883	(49,821)
Decrease (increase) in funds held by reinsureds, net	(18,472)	(671)	(16,262)	(165)
Decrease (increase) in reinsurance receivables	(18,620)	(100,495)	(227,797)	(153,465)
Decrease (increase) in deferred tax asset	(46,121)	(928)	(54,415)	32,976
Increase (decrease) in reserve for losses and loss adjustment expenses	(12,762)	(133,909)	290,352	(182,445)
Increase (decrease) in unearned premiums	(10,237)	(2,807)	7,142	(3,686)
Change in equity adjustments in limited partnerships	(8,882)	(1,968)	(18,296)	32,125
Change in other assets and liabilities, net	18,454	243,408	126,429	244,515
Non-cash compensation expense	1,685	1,445	2,880	2,707
Amortization of bond premium (accrual of bond discount)	1,071	2,707	4,617	4,978
Amortization of underwriting discount on senior notes	11	48	53	94
Realized gain on debt repurchase	-	-	-	(78,271)
Net realized capital (gains) losses	95,473	(22,941)	100,780	45,243
Net cash provided by (used in) operating activities	40,040	51,240	212,324	68,949

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	136,606	84,848	308,869	194,083
Proceeds from fixed maturities matured/called - available for sale, at fair value	-	-	-	5,570
Proceeds from fixed maturities sold - available for sale, at market value	206,078	8,316	371,563	53,094
Proceeds from fixed maturities sold - available for sale, at fair value	6,115	4,510	8,612	8,002
Proceeds from equity securities sold - available for sale, at fair value	51,400	10,591	72,742	12,225
Distributions from other invested assets	15,715	7,832	23,880	20,125
Cost of fixed maturities acquired - available for sale, at market value	(280,050)	(348,542)	(555,576)	(609,780)
Cost of fixed maturities acquired - available for sale, at fair value	(9,487)	(3,243)	(23,681)	(16,553)
Cost of equity securities acquired - available for sale, at fair value	(30,140)	(10,320)	(50,879)	(19,296)
Cost of other invested assets acquired	(8,634)	(13,780)	(18,374)	(16,342)
Cost of other invested assets acquired, at fair value	(200,079)	-	(247,111)	-
Net change in short-term investments	(2,164)	182,051	9,921	370,917
Net change in unsettled securities transactions	(51,843)	22,688	(35,520)	24,334
Net cash provided by (used in) investing activities	(166,483)	(55,049)	(135,554)	26,379

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	12	14	91	14
Net cost of senior notes maturing	-	-	(200,000)	-
Revolving credit borrowings	133,000	-	133,000	-
Net cost of debt repurchase	-	-	-	(83,026)
Net cash provided by (used in) financing activities	133,012	14	(66,909)	(83,012)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7,459)	3,388	(10,494)	(9,379)

Net increase (decrease) in cash	(890)	(407)	(633)	2,937
Cash, beginning of period	107,737	95,608	107,480	92,264
Cash, end of period	$106,847	$95,201	$106,847	$95,201

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
Income taxes paid (recovered)	$(53,156)	$13,213	$(49,390)	$16,359
Interest paid	19,866	19,764	33,765	37,572

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2010 and 2009

1.	GENERAL

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

The unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2010 and 2009 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2009 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2009, 2008 and 2007 included in the Company’s most recent Form 10-K filing.

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

Improving Disclosures About Fair Value Measurements.  In January 2010, the FASB amended the authoritative guidance for disclosures on fair value measurements.  Effective for interim and annual reporting periods beginning after December 15, 2009, the guidance requires a new separate disclosure for:  significant transfers in and out of Level 1 and 2 and the reasons for the transfers; and provided clarification on existing disclosures to include:  fair value measurement disclosures by class of assets and liabilities and disclosure on valuation techniques and inputs used to measure fair value that fall in either Level 2 or Level 3.  Effective for interim and annual reporting periods beginning after December 15, 2010, the guidance requires another new separate disclosure in regards to Level 3 fair value measurements in that, the period activity will present separately information about purchases, sales, issuances and settlements.  Comparative disclosures shall be required only for periods ending after initial adoption.  The Company implemented the first part of this guidance effective January 1, 2010.

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

Other-Than-Temporary Impairments on Investment Securities.  In April 2009, the FASB revised the authoritative guidance for the recognition and presentation of other-than-temporary impairments. This new guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairments on debt and equity securities. For available for sale debt securities that the Company has no intent to sell and more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the rest of the fair value loss would be recognized in accumulated other comprehensive income.  The Company adopted this guidance effective April 1, 2009.  Upon adoption the Company recognized a cumulative-effect adjustment increase in retained earnings (deficit) and decrease in accumulated other comprehensive income (loss) of $15.5 million, net of $8.3 million of tax.

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

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At June 30, 2010
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$143,316	$7,565	$(89)	$150,792
Obligations of U.S. states and political subdivisions	3,469,450	181,595	(17,016)	3,634,029
Corporate securities	716,311	40,259	(10,378)	746,192
Asset-backed securities	28,733	505	(1,835)	27,403
Mortgage-backed securities
Commercial	32,323	7,079	-	39,402
Agency residential	419,199	19,424	(41)	438,582
Non-agency residential	59,943	1,719	(224)	61,438
Foreign government securities	705,682	30,964	(8,037)	728,609
Foreign corporate securities	558,046	19,546	(11,028)	566,564
Total fixed maturity securities	$6,133,003	$308,656	$(48,648)	$6,393,011
Equity securities	$15	$-	$(3)	$12

	At December 31, 2009
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$132,348	$3,614	$(1,671)	$134,291
Obligations of U.S. states and political subdivisions	3,694,267	183,848	(24,256)	3,853,859
Corporate securities	618,507	30,298	(13,424)	635,381
Asset-backed securities	16,597	460	(1,909)	15,148
Mortgage-backed securities
Commercial	24,213	4,956	(111)	29,058
Agency residential	556,032	10,366	(1,691)	564,707
Non-agency residential	61,098	916	(7,055)	54,959
Foreign government securities	638,204	27,700	(6,687)	659,217
Foreign corporate securities	514,493	17,184	(15,129)	516,548
Total fixed maturity securities	$6,255,759	$279,342	$(71,933)	$6,463,168
Equity securities	$15	$-	$(2)	$13

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings (deficit) into accumulated other comprehensive income (loss), on April 1, 2009.  At June 30, 2010, the pre-tax cumulative unrealized appreciation on these corporate securities was $0.5 million as compared to pre-tax cumulative unrealized depreciation of $2.0 million at December 31, 2009.

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity. Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At June 30, 2010		At December 31, 2009
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$261,435	$261,286	$334,054	$335,948
Due after one year through five years	1,519,591	1,571,631	1,276,968	1,316,918
Due after five years through ten years	1,259,022	1,332,129	1,224,457	1,282,470
Due after ten years	2,552,757	2,661,140	2,762,340	2,863,960
Asset-backed securities	28,733	27,403	16,597	15,148
Mortgage-backed securities
Commercial	32,323	39,402	24,213	29,058
Agency residential	419,199	438,582	556,032	564,707
Non-agency residential	59,943	61,438	61,098	54,959
Total fixed maturity securities	$6,133,003	$6,393,011	$6,255,759	$6,463,168

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$46,864	$77,437	$50,017	$167,026
Fixed maturity securities, cumulative other-than-temporary impairment adjustment	(470)	(23,846)	2,582	(23,846)
Equity securities	-	2	(1)	(4)
Other invested assets	(17)	3,868	496	2,227
Change in unrealized appreciation (depreciation), pre-tax	46,377	57,461	53,094	145,403
Deferred tax benefit (expense)	(16,396)	(28,457)	(17,679)	(59,237)
Deferred tax benefit (expense), cumulative other-than-temporary impairment adjustment	164	8,346	(904)	8,346
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$30,145	$37,350	$34,511	$94,512

The Company frequently reviews its fixed maturity securities investment portfolio for declines in market value and focuses its attention on securities whose fair value has fallen below 80% of their amortized value at the time of review.  The Company then assesses whether the decline in value is temporary or other-than-temporary.  In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information.  Generally, a change in a security’s value caused by a change in the market or interest rate environment does not constitute an other-than-temporary impairment, but rather a temporary decline in market value.  Temporary declines in market value are recorded as unrealized losses in accumulated other comprehensive income (loss).  If the Company determines that the decline is other-than-temporary and the Company does not have the intent to sell the security; and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, the carrying value of the investment is written down to fair value.  The fair value adjustment that is credit related is recorded in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss). The fair value adjustment that is non-credit related is recorded as a component of other comprehensive income (loss), net of tax, and is included in accumulated other comprehensive income (loss) in the Company’s consolidated balance sheets.  The Company’s assessments are based on the issuers current and expected future financial position, timeliness with respect to interest and/or principal payments, speed of repayments and any applicable credit enhancements or breakeven constant default rates on mortgage-backed and asset-backed securities, as well as relevant information provided by rating agencies, investment advisors and analysts.

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at June 30, 2010 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$-	$-	$3,398	$(89)	$3,398	$(89)
Obligations of U.S. states and political subdivisions	5,008	(28)	362,674	(16,988)	367,682	(17,016)
Corporate securities	107,647	(3,068)	72,766	(7,310)	180,413	(10,378)
Asset-backed securities	1,018	-	6,562	(1,835)	7,580	(1,835)
Mortgage-backed securities
Agency residential	7,372	(41)	-	-	7,372	(41)
Non-agency residential	-	-	3,606	(224)	3,606	(224)
Foreign government securities	86,610	(3,298)	76,912	(4,739)	163,522	(8,037)
Foreign corporate securities	72,297	(1,681)	100,942	(9,347)	173,239	(11,028)
Total fixed maturity securities	$279,952	$(8,116)	$626,860	$(40,532)	$906,812	$(48,648)
Equity securities	12	(3)	-	-	12	(3)
Total	$279,964	$(8,119)	$626,860	$(40,532)	$906,824	$(48,651)

	Duration of Unrealized Loss at June 30, 2010 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$36,199	$(1,221)	$37,097	$(3,244)	$73,296	$(4,465)
Due in one year through five years	141,671	(3,361)	105,827	(5,922)	247,498	(9,283)
Due in five years through ten years	80,959	(2,900)	57,532	(4,156)	138,491	(7,056)
Due after ten years	12,733	(593)	416,236	(25,151)	428,969	(25,744)
Asset-backed securities	1,018	-	6,562	(1,835)	7,580	(1,835)
Mortgage-backed securities	7,372	(41)	3,606	(224)	10,978	(265)
Total fixed maturity securities	$279,952	$(8,116)	$626,860	$(40,532)	$906,812	$(48,648)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position as of June 30, 2010 were $906.8 million and $48.7 million, respectively.  There were no unrealized losses on a single security that exceeded 0.05% of the market value of the fixed maturity securities at June 30, 2010.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $8.1 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated foreign government and domestic and foreign corporate securities.  Of these unrealized losses, $5.6 million were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $40.5 million of unrealized losses related to fixed maturity and equity securities in an unrealized loss position for more than one year related primarily to highly rated domestic and foreign government and corporate, municipal, asset-backed and mortgage-backed securities.  Of these unrealized losses, $33.1 million related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses were mainly comprised of municipal and corporate securities.  The gross unrealized depreciation greater than 12 months for mortgage-backed securities included $0.3 million related to sub-prime and alt-A loans.  In all instances, projected cash flows were sufficient to recover the full book value of the investments and the related interest obligations.  Unrealized losses have decreased since December 31, 2009, as a result of improved conditions in the overall financial market resulting from increased liquidity and lower interest rates.

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

	Duration of Unrealized Loss at December 31, 2009 By Security Type
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

	Duration of Unrealized Loss at December 31, 2009 By Maturity
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

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position as of December 31, 2009 were $1,386.9 million and $71.9 million, respectively.  There were no unrealized losses on a single security that exceeded 0.11% of the market value of the fixed maturity securities at December 31, 2009.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $10.9 million of unrealized losses related to fixed maturity and equity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated domestic and foreign government and corporate and mortgage-backed securities.  Of these unrealized losses, $10.7 million were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $61.1 million of unrealized losses related to securities in an unrealized loss position for more than one year related primarily to highly rated municipal, domestic and foreign corporate, foreign government and mortgage-backed securities.  Of these unrealized losses, $50.5 million related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses were mainly comprised of corporate and commercial mortgage-backed securities.  The gross unrealized depreciation greater than 12 months for mortgage-backed securities included $0.07 million related to sub-prime and alt-A loans.  In all instances, projected cash flows were sufficient to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still had excess credit coverage and were current on interest and principal payments.  Unrealized losses decreased since December 31, 2008, as a result of improved conditions in the overall financial market resulting from increased liquidity and lower interest rates.

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Fixed maturity securities	$75,862	$71,610	$149,417	$141,938
Equity securities	2,618	730	5,022	1,424
Short-term investments and cash	75	842	152	3,054
Other invested assets
Limited partnerships	8,882	1,968	18,296	(32,125)
Other	4,457	2,258	6,255	5,029
Total gross investment income	91,894	77,408	179,142	119,320
Interest debited (credited) and other expense	(2,548)	(2,892)	(4,689)	(5,145)
Total net investment income	$89,346	$74,516	$174,453	$114,175

The Company records results from limited partnership investments on the equity method of accounting with changes in value reported through net investment income. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.  If the Company determines there has been a significant decline in value of a limited partnership during this lag period, a loss will be recorded in the period in which the Company indentifies the decline.

The Company had contractual commitments to invest up to an additional $119.9 million in limited partnerships at June 30, 2010.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2014.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Fixed maturity securities, market value:
Other-than-temporary impairments	$-	$(4,936)	$-	$(5,510)
Gains (losses) from sales	1,617	(401)	840	(28,481)
Fixed maturity securities, fair value:
Gains (losses) from sales	190	133	273	229
Gains (losses) from fair value adjustments	(2,518)	2,010	482	1,968
Equity securities, fair value:
Gains (losses) from sales	(2,893)	5,630	(999)	5,184
Gains (losses) from fair value adjustments	(30,017)	17,296	(16,786)	373
Other invested assets, fair value:
Gains (losses) from fair value adjustments	(61,853)	3,203	(84,590)	(19,012)
Short-term investment gains (losses)	1	6	-	6
Total net realized capital gains (losses)	$(95,473)	$22,941	$(100,780)	$(45,243)

Proceeds from the sales of fixed maturity securities for the three months ended June 30, 2010 and 2009 were $212.2 million and $12.8 million, respectively.  Gross gains of $5.5 million and $0.8 million and gross losses of $3.7 million and $1.0 million were realized on those fixed maturity securities sales for the three months ended June 30, 2010 and 2009, respectively.  Proceeds from sales of equity securities for the three months ended June 30, 2010 and 2009 were $51.4 million and $10.6 million, respectively.  Gross gains of $1.2 million and $5.7 million and gross losses of $4.1 million and $0.0 million were realized on those equity sales for the three months ended June 30, 2010 and 2009, respectively.

Proceeds from the sales of fixed maturity securities for the six months ended June 30, 2010 and 2009 were $380.2 million and $61.1 million, respectively.  Gross gains of $7.3 million and $2.3 million and gross losses of $6.2 million and $30.6 million were realized on those fixed maturity securities sales for the six months ended June 30, 2010 and 2009, respectively.  Proceeds from sales of equity securities for the six months ended June 30, 2010 and 2009 were $72.7 million and $12.2 million, respectively.  Gross gains of $3.6 million and $5.9 million and gross losses of $4.6 million and $0.7 million were realized on those equity sales for the six months ended June 30, 2010 and 2009, respectively.

The Company records fair value re-measurements as net realized capital gains (losses) in the consolidated statements of operations and comprehensive income (loss).  The Company recorded net realized capital losses of $94.4 million and net realized capital gains of $22.5 million for the three months ended June 30, 2010 and 2009, respectively, and net realized capital losses of $100.9 million and $16.7 million for the six months ended June 30, 2010 and 2009, respectively, due to fair value re-measurements on fixed maturity and equity securities and other invested assets, at fair value.

For the three and six months ended June 30, 2010, the Company had no write-downs in the value of securities deemed to be impaired on an other-than-temporary basis in net realized capital gains (losses).  For the three and six months ended June 30, 2009, the Company recorded $4.9 million and $5.5 million, respectively, of write-downs in the value of securities deemed to be impaired on an other-than-temporary basis in net realized capital gains (losses).  The Company had no other-than-temporary impaired securities where the impairment had both a credit and non-credit component.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company tests the prices on a random basis to an independent pricing source.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at June 30, 2010.

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

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$150,792	$-	$150,792	$-
Obligations of U.S. States and political subdivisions	3,634,029	-	3,634,029	-
Corporate securities	746,192	-	739,227	6,965
Asset-backed securities	27,403	-	20,841	6,562
Mortgage-backed securities
Commercial	39,402	-	39,402	-
Agency residential	438,582	-	438,582	-
Non-agency residential	61,438	-	60,941	497
Foreign government securities	728,609	-	728,609	-
Foreign corporate securities	566,564	-	566,564	-
Total fixed maturities, market value	6,393,011	-	6,378,987	14,024

Fixed maturities, fair value	66,351	-	66,351	-
Equity securities, market value	12	12	-	-
Equity securities, fair value	340,377	340,377	-	-
Other invested assets, fair value	545,160	545,160	-	-

There were no significant transfers between Level 1 and Level 2 for the six months ended June 30, 2010.

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturity investments, for the periods indicated:

	By Asset
	Three Months Ended June 30, 2010				Six Months Ended June 30, 2010
	Corporate	Asset-backed	Non-agency		Corporate	Asset-backed	Non-agency
(Dollars in thousands)	Securities	Securities	RMBS	Total	Securities	Securities	RMBS	Total
Beginning balance	$6,930	$6,368	$456	$13,754	$6,930	$6,258	$426	$13,614
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(1)	-	24	23	(1)	-	49	48
Included in other comprehensive income (loss)	36	122	51	209	36	44	92	172
Purchases, issuances and settlements	-	72	(34)	38	-	260	(70)	190
Transfers in and/or (out) of Level 3	-	-	-	-	-	-	-	-
Ending balance	$6,965	$6,562	$497	$14,024	$6,965	$6,562	$497	$14,024

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Summary
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Assets:
Balance, beginning of period	$13,754	$7,464	$13,614	$10,967
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	23	21	48	(4)
Included in other comprehensive income (loss)	209	375	172	556
Purchases, issuances and settlements	38	(3,054)	190	(79)
Transfers in and/or (out) of Level 3	-	7,001	-	367
Balance, end of period	$14,024	$11,807	$14,024	$11,807

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$-	$-	$-	$(131)

5.	CAPITAL TRANSACTIONS

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

The Company’s reserves include an estimate of the Company’s ultimate liability for asbestos and environmental (“A&E”) claims.  As of June 30, 2010, approximately 8% of the Company’s gross reserves were an estimate of the Company’s ultimate liability for A&E claims.  The Company’s A&E liabilities emanate from Mt. McKinley Insurance Company’s (“Mt. McKinley”), a direct subsidiary of the Company, direct insurance business and Everest Re’s assumed reinsurance business.  All of the contracts of insurance and reinsurance under which the Company has received claims during the past three years, expired more than 20 years ago.  There are significant uncertainties surrounding the Company’s reserves for its A&E losses.

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy. The following table summarizes incurred losses with respect to A&E on both a gross and net of retrocessional basis for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Gross basis:
Beginning of period reserves	$625,208	$768,761	$638,674	$786,842
Incurred losses	-	-	-	-
Paid losses	(11,073)	(64,254)	(24,539)	(82,335)
End of period reserves	$614,135	$704,507	$614,135	$704,507

Net basis:
Beginning of period reserves	$419,230	$475,209	$430,421	$485,296
Incurred losses	-	-	-	-
Paid losses	(6,579)	(19,830)	(17,770)	(29,917)
End of period reserves	$412,651	$455,379	$412,651	$455,379

At June 30, 2010, the gross reserves for A&E losses were comprised of $133.9 million representing case reserves reported by ceding companies, $136.8 million representing additional case reserves established by the Company on assumed reinsurance claims, $58.7 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley and $284.8 million representing IBNR reserves.

With respect to asbestos only, at June 30, 2010, the Company had gross asbestos loss reserves of $586.1 million, or 95.4%, of total A&E reserves, of which $459.3 million was for assumed business and $126.8 million was for direct business.

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

In 1993 and prior, the Company had a business arrangement with The Prudential Insurance Company of America (“The Prudential”) wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations.  In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), was unable to make the annuity payments.  At June 30, 2010 and December 31, 2009, the estimated cost to replace all such annuities for which the Company was contingently liable was $156.0 million and $152.3 million, respectively.

Prior to its 1995 initial public offering, the Company had purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the company.  Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities.  At June 30, 2010 and December 31, 2009, the estimated cost to replace such annuities was $25.6 million and $24.6 million, respectively.

7.	OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Unrealized appreciation (depreciation) ("URA(D)") on
securities arising during the period
URA(D) of investments - temporary	$46,846	75,709	$50,512	$163,651
URA(D) of investments - non-credit OTTI	(469)	5,598	2,582	5,598
Tax benefit (expense) from URA(D) arising during the period	(16,232)	(28,457)	(18,583)	(59,237)
Total URA(D) on securities arising during the period, net of tax	30,145	52,850	34,511	110,012

Foreign currency translation adjustments	(8,896)	45,819	1,830	17,077
Tax benefit (expense) from foreign currency translation	3,114	(16,037)	(640)	(5,977)
Net foreign currency translation adjustments	(5,782)	29,782	1,190	11,100

Pension adjustments	671	1,900	1,299	1,900
Tax benefit (expense) on pension	(235)	(232)	(455)	(232)
Net pension adjustments	436	1,668	844	1,668

Other comprehensive income (loss), net of tax	$24,799	$84,300	$36,545	$122,780

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	June 30,	December 31,
(Dollars in thousands)	2010	2009
URA(D) on securities, net of deferred taxes
Temporary	$168,403	$135,570
Non-credit, OTTI	353	(1,325)
Total unrealized appreciation (depreciation) on investments, net of deferred taxes	168,756	134,245
Foreign currency translation adjustments, net of deferred taxes	58,191	57,001
Pension adjustments, net of deferred taxes	(23,424)	(24,268)
Accumulated other comprehensive income (loss)	$203,523	$166,978

8.	CREDIT FACILITY

Holdings Credit Facility

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at June 30, 2010, was $1,954.2 million.  As of June 30, 2010, Holdings was in compliance with all Holdings Credit Facility covenants.

At June 30, 2010, the Company had outstanding $133.0 million of short-term loans and $17.0 million of letters of credit under the Holdings Credit Facility.  At December 31, 2009, the Company had outstanding $28.0 million of letters of credit under the Holdings Credit Facility.  The following table summarizes outstanding letters of credit and/or borrowings as of June 30, 2010.

(Dollars in thousands)
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$150,000	$25,000	5/7/2010	8/9/2010
		25,000	5/10/2010	8/10/2010
		25,000	5/14/2010	8/16/2010
		25,000	5/19/2010	8/19/2010
		20,000	6/11/2010	9/13/2010
		13,000	6/15/2010	9/15/2010
Total short-term borrowings		133,000
Total letters of credit		16,951		12/31/2010

Total Citibank Holdings Credit Facility	$150,000	$149,951

Costs incurred in connection with the Holdings Credit Facility were $130.2 thousand and $31.5 thousand for the three months ended June 30, 2010 and 2009, respectively, and $165.8 thousand and $57.8 thousand for the six months ended June 30, 2010 and 2009, respectively.

9.	TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to a non-affiliated ceding company.  At June 30, 2010, the total amount on deposit in the trust account was $24.6 million.

10.	SENIOR NOTES

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014.  On March 14, 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010.  On March 15, 2010, the $200.0 million principal amount of 8.75% senior notes matured, and was paid in cash.

Interest expense incurred in connection with these senior notes was $3.4 million and $7.8 million for the three months ended June 30, 2010 and 2009, respectively, and $10.4 million and $15.6 million for the six months ended June 30, 2010 and 2009, respectively.  Market value, which is based on quoted market prices at June 30, 2010 and December 31, 2009, was $256.6 million and $256.1 million, respectively, for the 5.40% senior notes and $200.0 million for the 8.75% senior notes at December 31, 2009.

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

Interest expense incurred in connection with these long term notes was $3.9 million for the three months ended June 30, 2010 and 2009, and $7.9 million and $10.4 million for the six months ended June 30, 2010 and 2009, respectively. Market value, which is based on quoted market prices at June 30, 2010 and December 31, 2009, was $206.4 million and $176.5 million on the outstanding 6.6% long term subordinated notes, respectively.

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

Fair value, which is primarily based on the quoted market price of the related trust preferred securities was $269.7 million and $272.6 million at June 30, 2010 and December 31, 2009, respectively, for the 6.20% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $5.1 million for the three months ended June 30, 2010 and 2009, and $10.2 million for the six months ended June 30, 2010 and 2009.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Six Months Ended
U.S. Reinsurance	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Gross written premiums	$268,215	$266,151	$512,223	$530,482
Net written premiums	150,462	156,751	278,924	296,183

Premiums earned	$162,492	$180,697	$289,493	$327,030
Incurred losses and LAE	84,346	85,963	174,454	176,104
Commission and brokerage	35,854	37,209	63,072	69,128
Other underwriting expenses	9,377	8,023	17,183	15,585
Underwriting gain (loss)	$32,915	$49,502	$34,784	$66,213

	Three Months Ended		Six Months Ended
U.S. Insurance	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Gross written premiums	$204,941	$213,511	$433,178	$418,228
Net written premiums	80,812	104,358	183,279	225,510

Premiums earned	$86,187	$105,651	$187,353	$217,623
Incurred losses and LAE	71,800	57,762	144,750	138,906
Commission and brokerage	6,098	9,849	7,739	21,867
Other underwriting expenses	16,279	19,152	32,856	36,433
Underwriting gain (loss)	$(7,990)	$18,888	$2,008	$20,417

	Three Months Ended		Six Months Ended
Specialty Underwriting	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Gross written premiums	$65,855	$57,188	$131,742	$116,111
Net written premiums	37,823	32,126	75,062	64,731

Premiums earned	$39,342	$32,495	$78,240	$69,331
Incurred losses and LAE	34,512	23,160	61,973	48,543
Commission and brokerage	8,972	8,858	17,507	18,925
Other underwriting expenses	2,407	1,999	4,358	3,844
Underwriting gain (loss)	$(6,549)	$(1,522)	$(5,598)	$(1,981)

	Three Months Ended		Six Months Ended
International	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Gross written premiums	$306,998	$274,253	$582,348	$525,003
Net written premiums	166,046	153,964	311,255	289,320

Premiums earned	$154,703	$141,931	$301,772	$285,235
Incurred losses and LAE	124,091	79,223	360,576	171,750
Commission and brokerage	37,273	31,007	67,720	65,222
Other underwriting expenses	7,308	5,684	13,688	10,304
Underwriting gain (loss)	$(13,969)	$26,017	$(140,212)	$37,959

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Underwriting gain (loss)	$4,407	$92,885	$(109,018)	$122,608
Net investment income	89,346	74,516	174,453	114,175
Net realized capital gains (losses)	(95,473)	22,941	(100,780)	(45,243)
Realized gain on debt repurchase	-	-	-	78,271
Corporate expense	(1,463)	(1,878)	(3,689)	(3,196)
Interest, fee and bond issue cost amortization expense	(12,722)	(17,073)	(29,062)	(36,706)
Other income (expense)	8,709	(7,166)	13,821	(7,280)
Income (loss) before taxes	$(7,196)	$164,225	$(54,275)	$222,629

The Company produces business in the U.S. and internationally.  The net income deriving from and assets residing in the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records.  Based on gross written premium, other than the U.S., no other country represented more than 5% of the Company’s revenues.

14.	RELATED-PARTY TRANSACTIONS

Parent

On September 21, 2004, Group’s Board of Directors approved an amended share repurchase program authorizing Group and/or its subsidiary Holdings to purchase up to an aggregate of 5,000,000 of Group’s common shares through open market transactions, privately negotiated transactions or both.  On July 21, 2008 and on February 24, 2010, the Executive Committee of Group’s Board of Directors, approved amendments to repurchase an additional 5,000,000 common shares for each amendment, bringing the total amount of Group’s common shares authorized to be repurchased by Group and/or Holdings to 15,000,000.

As of June 30, 2010, Holdings held 7,708,707 common shares of Group, which it had purchased in the open market between February 1, 2007 and June 25, 2010, for a total purchase price of $665.3 million.  Holdings reports these purchases as other invested assets, fair value, in the consolidated balance sheets with changes in fair value re-measurement recorded in net realized capital gains (losses) in the consolidated statements of operations and comprehensive income (loss).  Dividends received on these common shares of $5.6 million for the six months ended June 30, 2010, were reported in net investment income in the consolidated statements of operations and comprehensive income (loss).

Outside Directors

During the normal course of business, the Company, through its affiliates, engages in insurance and brokerage and commission business transactions, with companies controlled by or affiliated with one or more of its outside directors.  Such transactions, individually and in the aggregate, are not material to the Company’s financial condition, results of operation and cash flows.

Affiliates

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, for the periods indicated:

	Three Months Ended		Six Months Ended
Bermuda Re	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Ceded written premiums	$325,719	$271,299	$645,750	$556,065
Ceded earned premiums	326,072	275,068	614,230	549,136
Ceded losses and LAE (a)	194,630	191,732	483,076	332,599

	Three Months Ended		Six Months Ended
Everest International	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Ceded written premiums	$20,629	$45,534	$48,941	$83,882
Ceded earned premiums	34,172	37,947	74,504	72,283
Ceded losses and LAE	39,770	17,155	63,786	36,555

(a) Ceded losses and LAE include the Mt. McKinley loss portfolio transfer that constitutes losses ceded under retroactive reinsurance and therefore, in accordance with FASB guidance, a deferred gain on retroactive reinsurance is reflected in other expenses on the consolidated statements of operations and comprehensive income (loss).

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

The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income taxes.  For the three and six months ended June 30, 2010, the Company expensed approximately $1.1 million and $2.2 million, respectively, in interest and penalties.

16.	SUBSEQUENT EVENTS

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

Starting in the latter part of 2007 and continuing into 2010 there has been a significant slowdown in the global economy, which has negatively impacted the financial resources of the industry.  Excessive availability and use of credit, particularly by individuals, led to increased defaults on sub-prime mortgages in the U.S. and elsewhere, falling values for houses and many commodities and contracting consumer spending.  The significant increase in default rates negatively impacted the value of asset-backed securities held by both foreign and domestic institutions.  The defaults have led to a corresponding increase in foreclosures, which have driven down housing values, resulting in additional losses on asset-backed securities.  During the third and fourth quarters of 2008, credit markets deteriorated dramatically, evidenced by widening credit spreads and dramatically reduced availability of credit.  Many financial institutions, including some insurance entities, experienced liquidity crises due to immediate demands for funds for withdrawals or collateral, combined with falling asset values and their inability to sell assets to meet the increased demands.  As a result, several financial institutions failed or were acquired at distressed prices, while others received loans from the U.S. government to continue operations.  The liquidity crisis significantly increased the spreads on fixed maturity securities and, at the same time, had a dramatic and negative impact on the stock markets around the world.  The combination of losses on securities from failed or impaired companies combined with the decline in values of fixed maturity and equity securities resulted in significant declines in the capital bases of most insurance and reinsurance companies. While there was significant improvement in the financial markets during 2009 and into 2010, concerns about interest rates, deflation and sovereign debt levels have hindered financial market recoveries.  It is too early to predict the timing and extent of the impact these financial market fluctuations will have on insurance and reinsurance market conditions.

Worldwide insurance and reinsurance market conditions continued to be very competitive, particularly in the casualty lines of business.  Generally, there was ample insurance and reinsurance capacity relative to demand.  We noted, however, that in many markets and lines during 2009 and into 2010, the rates of decline have slowed, pricing in some segments was relatively flat and there was upward movement in some others, particularly property catastrophe coverage in Latin America and Australia where there have been significant losses.  Competition and its effect on rates, terms and conditions vary widely by market and coverage yet continues to be most prevalent in the U.S. casualty insurance and reinsurance markets. The U.S. insurance markets in which we participate were extremely competitive as well.

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

Overall, we believe that current marketplace conditions offer pockets of profit opportunities for us given our strong ratings, distribution system, reputation and expertise.  We continue to employ our strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in our overall portfolio.

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase/	June 30,		Increase/
(Dollars in millions)	2010	2009	(Decrease)	2010	2009	(Decrease)
Gross written premiums	$846.0	$811.1	4.3%	$1,659.5	$1,589.8	4.4%
Net written premiums	435.1	447.2	-2.7%	848.5	875.7	-3.1%

REVENUES:
Premiums earned	$442.7	$460.8	-3.9%	$856.9	$899.2	-4.7%
Net investment income	89.3	74.5	19.9%	174.5	114.2	52.8%
Net realized capital gains (losses)	(95.5)	22.9	NM	(100.8)	(45.2)	122.8%
Realized gain on debt repurchase	-	-	NA	-	78.3	NA
Other income (expense)	8.7	(7.2)	-221.6%	13.8	(7.3)	NM
Total revenues	445.3	551.1	-19.2%	944.4	1,039.1	-9.1%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	314.7	246.1	27.9%	741.8	535.3	38.6%
Commission, brokerage, taxes and fees	88.2	86.9	1.5%	156.0	175.1	-10.9%
Other underwriting expenses	35.4	34.9	1.5%	68.1	66.2	2.9%
Corporate expense	1.5	1.9	-22.1%	3.7	3.2	15.4%
Interest, fee and bond issue cost amortization expense	12.7	17.1	-25.5%	29.1	36.7	-20.8%
Total claims and expenses	452.5	386.8	17.0%	998.6	816.5	22.3%

INCOME (LOSS) BEFORE TAXES	(7.2)	164.2	-104.4%	(54.3)	222.6	-124.4%
Income tax (benefit) expense	(24.1)	35.7	-167.4%	(26.2)	48.5	-154.1%
NET INCOME (LOSS)	$16.9	$128.5	-86.9%	$(28.0)	$174.2	-116.1%

RATIOS:			Point Change			Point Change
Loss ratio	71.1%	53.4%	17.7	86.6%	59.5%	27.1
Commission and brokerage ratio	19.9%	18.9%	1.0	18.2%	19.5%	(1.3)
Other underwriting expense ratio	8.0%	7.5%	0.5	7.9%	7.4%	0.5
Combined ratio	99.0%	79.8%	19.2	112.7%	86.4%	26.3

				At	At	Percentage
				June 30,	December 31,	Increase/
(Dollars in millions)				2010	2009	(Decrease)
Balance sheet data:
Total investments and cash				$8,103.2	$8,031.6	0.9%
Total assets				13,678.0	13,379.6	2.2%
Loss and loss adjustment expense reserves				7,583.5	7,300.1	3.9%
Total debt				951.0	1,018.0	-6.6%
Total liabilities				10,807.8	10,520.8	2.7%
Stockholder's equity				2,870.2	2,858.8	0.4%

(NM, not meaningful)
(NA, not applicable)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by $34.9 million, or 4.3%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, reflecting an increase of $43.5 million in our reinsurance business, partially offset by a decline of $8.6 million in our insurance business.  Gross written premiums increased by $69.7 million, or 4.4%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, reflecting an increase of $54.7 million in our reinsurance business and $15.0 million in our insurance business.  The increase in reinsurance premiums was the result of increased writings from Brazil, Asia and Canadian locations.  The increase in insurance premiums were primarily in the workers’ compensation, Florida property and financial institution D&O and E&O lines of business.

Net written premiums decreased by $12.1 million, or 2.7%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and by $27.2 million, or 3.1%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  The decrease in net written premiums was primarily due to increased reinsurance on the newer insurance program business as well as increased cessions on an existing insurance program.  Premiums earned decreased $18.1 million, or 3.9%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and by $42.4 million, or 4.7%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period, whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income. Net investment income increased by 19.9% for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, and by 52.8% for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, primarily due to net investment gains from our limited partnerships that invest in public and non-public securities, both equity and debt.  Gains related to these limited partnerships were $8.9 million and $2.0 million for the three months ended June 30, 2010 and 2009, respectively.  Gains related to these limited partnerships were $18.3 million for the six months ended June 30, 2010, compared with losses of $32.1 million for the comparable period in 2009.  Net pre-tax investment income, as a percentage of average invested assets, was at 4.5% for the three months ended June 30, 2010, compared to 4.0% for the three months ended June 30, 2009 and at 4.4% for the six months ended June 30, 2010, compared to 3.0% for the six months ended June 30, 2009.   The variances in these yields were primarily due to the fluctuations in limited partnership income.

Net Realized Capital Gains (Losses).  Net realized capital losses were $95.5 million for the three months ended June 30, 2010, which consisted of a $94.4 million loss in fair value re-measurements and $1.1 million of loss from sales on our available for sale fixed maturity and equity securities. Net realized capital gains were $22.9 million for the three months ended June 30, 2009, which consisted of a $22.5 million gain in fair value re-measurements, $5.4 million of gains from sales of fixed maturity and equity securities, partially offset by $4.9 million of other-than-temporary impairments on our available for sale fixed maturity securities.

Net realized capital losses were $100.8 million for the six months ended June 30, 2010, which consisted of a $100.9 million loss in fair value re-measurements, which were partially offset by $0.1 million of gains from sales on our available for sale fixed maturity and equity securities.  Net realized capital losses were $45.2 million for the six months ended June 30, 2009, which consisted of $23.1 million of losses from sales of fixed maturity and equity securities, $16.6 million loss in fair value re-measurements and $5.5 million loss in other-than-temporary impairments on our available for sale fixed maturity securities.

Realized Gain on Debt Repurchase.  On March 19, 2009, we commenced a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes due 2067. Upon expiration of the tender offer, we had reduced our outstanding debt by $161.4 million, which resulted in a pre-tax gain on debt repurchase of $78.3 million.

Other Income (Expense).  We recorded other income of $8.7 million and $13.8 million for the three and six months ended June 30, 2010, respectively, and other expense of $7.2 million and $7.3 million for the three and six months ended June 30, 2009, respectively.  The changes were primarily due to the result of fluctuations in foreign currency exchange rates and the deferrals on retroactive reinsurance agreements with affiliates for the corresponding periods.

Claims and Expenses.
Incurred Losses and LAE.  The following tables present our incurred losses and LAE for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional (a)	$265.5	60.0%		$9.7	2.2%		$275.2	62.2%
Catastrophes (b)	45.9	10.4%		(6.4)	-1.4%		39.5	8.9%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$311.4	70.3%		$3.3	0.8%		$314.7	71.1%

2009
Attritional (a)	$284.8	61.8%		$(37.0)	-8.0%		$247.8	53.8%
Catastrophes	-	0.0%		(1.7)	-0.4%		(1.7)	-0.4%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$284.8	61.8%		$(38.7)	-8.4%		$246.1	53.4%

Variance 2010/2009
Attritional (a)	$(19.3)	(1.8)	pts	$46.7	10.2	pts	$27.4	8.4	pts
Catastrophes	45.9	10.4	pts	(4.7)	(1.0)	pts	41.2	9.3	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total	$26.6	8.5	pts	$42.0	9.2	pts	$68.6	17.7	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional (a)	$533.8	62.3%		$0.4	0.1%		$534.2	62.3%
Catastrophes (b)	211.1	24.6%		(3.5)	-0.4%		207.5	24.2%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$744.9	86.9%		$(3.1)	-0.4%		$741.8	86.6%

2009
Attritional (a)	$542.3	60.3%		$(16.9)	-1.9%		$525.4	58.4%
Catastrophes	9.1	1.0%		0.9	0.1%		9.9	1.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$551.3	61.3%		$(16.0)	-1.8%		$535.3	59.5%

Variance 2010/2009
Attritional (a)	$(8.5)	2.0	pts	$17.3	2.0	pts	$8.8	3.9	pts
Catastrophes	202.0	23.6	pts	(4.4)	(0.5)	pts	197.6	23.1	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total	$193.6	25.6	pts	$12.9	1.4	pts	$206.5	27.1	pts

(a) Attritional losses exclude catastrophe and A&E losses.
(b) Effective with the June 30, 2010 reporting period, which includes June 30, 2010 year-to-date and the quarter results, a catastrophe is a property event with expected reported losses of at least $10.0 million. All prior periods reflect a catastrophe as a property event with expected reported losses of at least $5.0 million.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by $68.6 million, or 27.9%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  Of the $68.6 million increase, current year catastrophe losses increased $45.9 million, or 10.4 points, period over period, primarily due to the Chilean earthquake, partially offset by the takedown of Windstorm Xynthia as this catastrophe loss was less than we anticipated.  The $27.4 million increase in attritional losses was primarily the result of unfavorable loss development on prior years’ attritional loss reserves in 2010 as compared to favorable loss development on prior years’ attritional loss reserves in 2009.

Incurred losses and LAE increased by $206.5 million, or 38.6%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  Of the $206.5 million increase, current year catastrophe losses increased $202.0 million, or 23.6 points, period over period, primarily due to the Chilean earthquake and Australian hailstorms.

Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased by $1.3 million, or 1.5%, for the three months ended June 30, 2010 compared to the same period in 2009. Commission, brokerage, taxes and fees decreased by $19.1 million, or 10.9%, for the six months ended June 30, 2010 compared to the same period in 2009, primarily the result of lower premiums earned and mix of business.

Other Underwriting Expenses.  Other underwriting expenses were $35.4 million for the three months ended June 30, 2010 compared to $34.9 million for the three months ended June 30, 2009, and $68.1 million for the six months ended June 30, 2010 compared to $66.2 million for the six months ended June 30, 2009.  Other underwriting expense increases were relatively consistent across our reinsurance business, due to normal growth in expenses but decreased for our insurance business due to cost containment measures for the three and six months ended June 30, 2010 and 2009.

Corporate Expenses.  Corporate expenses, which are expenses that are not allocated to segments, were $1.5 million and $1.9 million for the three months ended June 30, 2010 and 2009, respectively, and $3.7 million and $3.2 million for the six months ended June 30, 2010 and 2009, respectively.  These expenses were previously included as underwriting expenses and therefore included in the other underwriting expense ratio.  Effective January 1, 2010, these expenses were removed from the calculation of the other underwriting expense ratio and prior periods were recalculated to conform.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest and other expense was $12.7 million and $17.1 million for the three months ended June 30, 2010 and 2009, respectively, and $29.1 million and $36.7 million for the six months ended June 30, 2010 and 2009, respectively.  These decreases were primarily due to the combination of the repurchase of debt in the first quarter of 2009 and maturing of debt in 2010.

Income Tax (Benefit) Expense.  We had income tax benefits of $24.1 million and $26.2 million for the three and six months ended June 30, 2010, respectively.  We had income tax expense of $35.7 million and $48.5 million for the three and six months ended June 30, 2009, respectively.  The period over period variance was primarily due to pre-tax losses in 2010 versus pre-tax income in 2009.  Our income tax is primarily a function of the statutory tax rate coupled with the impact from tax-preferenced investment income.

Net Income (Loss).
We reported net income of $16.9 million and a net loss of $28.0 million for the three and six months ended June 30, 2010, respectively, compared to net income of $128.5 million and $174.2 million for the three and six months ended June 30, 2009, respectively.  This change was the result of the items discussed above.

Ratios.
Our combined ratio increased by 19.2 points to 99.0% for the three months ended June 30, 2010 compared to 79.8% for the three months ended June 30, 2009.  Our combined ratio increased by 26.3 points to 112.7% for the six months ended June 30, 2010 compared to 86.4% for the six months ended June 30, 2009.  The loss ratio component increased 17.7 points and 27.1 points for the three and six months ended June 30, 2010 over the same period last year, principally due to the 10.4 point and 23.6 point increase in current year catastrophe losses as a result of the Chilean earthquake and Australian hailstorms. The commission and brokerage ratio component increased by 1.0 points and decreased by 1.3 points for the three and six months ended June 30, 2010, respectively, over the same period last year, primarily as a result of the mix in business quarter over quarter and reinstatement premiums, which are fully earned, but have no commission expense, year over year, while the other underwriting expense ratio component was relatively flat over the same period last year.

Stockholder's Equity.
Stockholder's equity increased by $11.5 million to $2,870.2 million at June 30, 2010 from $2,858.8 million at December 31, 2009, principally as a result of $34.5 million of unrealized appreciation on investments, net of tax, $3.0 million of share-based compensation transactions, $1.2 million of foreign currency translation adjustments and $0.8 million of pension adjustments, partially offset by $28.0 million of net loss.

Consolidated Investment Results

Net Investment Income.
Net investment income increased 19.9% to $89.3 million for the three months ended June 30, 2010 compared to $74.5 million for the three months ended June 30, 2009, and increased 52.8% to $174.5 million for the six months ended June 30, 2010 compared to $114.2 million for the six months ended June 30, 2009.  The increase for the six months, period over period, was primarily due to an increase in recorded gains in 2010 as opposed to recorded losses in 2009 from our limited partnership investments.  The losses in 2009 were the result of 2008 fourth quarter losses from those limited partnerships that invested in non-public securities and were on a quarter reporting lag.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2010	2009	2010	2009
Fixed maturities	$75.8	$71.6	$149.4	$141.9
Equity securities	2.6	0.7	5.0	1.4
Short-term investments and cash	0.1	0.8	0.2	3.1
Other invested assets
Limited partnerships	8.9	2.0	18.3	(32.1)
Other	4.5	2.3	6.3	5.0
Total gross investment income	91.9	77.4	179.2	119.3
Interest debited (credited) and other expense	(2.6)	(2.9)	(4.7)	(5.1)
Total net investment income	$89.3	$74.5	$174.5	$114.2
(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	June 30,	December 31,
	2010	2009
Imbedded pre-tax yield of cash and invested assets	3.9%	3.7%
Imbedded after-tax yield of cash and invested assets	3.1%	3.1%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Annualized pre-tax yield on average cash and invested assets	4.5%	4.0%	4.4%	3.0%
Annualized after-tax yield on average cash and invested assets	3.6%	3.3%	3.6%	2.7%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital losses for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2010	2009	Variance	2010	2009	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$5.4	$0.5	$4.9	$7.0	$2.0	$5.0
Losses	(3.7)	(0.9)	(2.8)	(6.2)	(30.5)	24.3
Total	1.6	(0.4)	2.0	0.8	(28.5)	29.3

Fixed maturity securities, fair value
Gains	0.2	0.1	0.1	0.3	0.3	-
Losses	-	-	-	-	(0.1)	0.1
Total	0.2	0.1	0.1	0.3	0.2	0.1

Equity securities, fair value
Gains	1.2	5.7	(4.5)	3.6	5.9	(2.3)
Losses	(4.1)	-	(4.1)	(4.6)	(0.7)	(3.9)
Total	(2.9)	5.7	(8.6)	(1.0)	5.2	(6.2)

Total net realized gains (losses) from sales
Gains	6.8	6.3	0.5	10.9	8.2	2.7
Losses	(7.8)	(0.9)	(6.9)	(10.8)	(31.3)	20.5
Total	(1.1)	5.4	(6.5)	0.1	(23.1)	23.2

Other-than-temporary impairments:	-	(4.9)	4.9	-	(5.5)	5.5

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	(2.5)	2.0	(4.5)	0.5	2.0	(1.5)
Equity securities, fair value	(30.0)	17.3	(47.3)	(16.8)	0.4	(17.2)
Other invested assets, fair value	(61.9)	3.2	(65.1)	(84.6)	(19.0)	(65.6)
Total	(94.4)	22.5	(116.9)	(100.9)	(16.7)	(84.3)

Total net realized capital gains (losses)	$(95.5)	$22.9	$(118.4)	$(100.8)	$(45.2)	$(55.6)

(Some amounts may not reconcile due to rounding.)

Net realized capital losses were $95.5 million and net realized capital gains were $22.9 million for the three months ended June 30, 2010 and 2009, respectively.  We recorded $94.4 million of losses and $22.5 million of gains due to fair value re-measurements on fixed maturity and equity securities and other invested assets, and $1.1 million of net realized capital losses and $5.4 million of net realized capital gains from sales of fixed maturity and equity securities for the three months ended June 30, 2010 and 2009, respectively.  In addition, we did not record any other-than-temporary impairments for the three months ended June 30, 2010 compared to $4.9 million recorded for the three months ended June 30, 2009.

Net realized capital losses were $100.8 million and $45.2 million for the six months ended June 30, 2010 and 2009, respectively.  We recorded $100.9 million and $16.7 million of losses due to fair value re-measurements on fixed maturity and equity securities and other invested assets, and $0.1 million of net realized capital gains and $23.1 million of net realized capital losses from sales of fixed maturity and equity securities for the six months ended June 30, 2010 and 2009, respectively.  In addition, we did not record any other-than-temporary impairments for the six months ended June 30, 2010 compared to $5.5 million recorded for the six months ended June 30, 2009.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2010	2009	Variance	% Change	2010	2009	Variance	% Change
Gross written premiums	$268.2	$266.2	$2.1	0.8%	$512.2	$530.5	$(18.3)	-3.4%
Net written premiums	150.5	156.8	(6.3)	-4.0%	278.9	296.2	(17.3)	-5.8%

Premiums earned	$162.5	$180.7	$(18.2)	-10.1%	$289.5	$327.0	$(37.5)	-11.5%
Incurred losses and LAE	84.3	86.0	(1.6)	-1.9%	174.5	176.1	(1.7)	-0.9%
Commission and brokerage	35.9	37.2	(1.4)	-3.6%	63.1	69.1	(6.1)	-8.8%
Other underwriting expenses	9.4	8.0	1.4	16.9%	17.2	15.6	1.6	10.3%
Underwriting gain (loss)	$32.9	$49.5	$(16.6)	-33.5%	$34.8	$66.2	$(31.4)	-47.5%

				Point Chg				Point Chg
Loss ratio	51.9%	47.6%		4.3	60.3%	53.8%		6.5
Commission and brokerage ratio	22.1%	20.6%		1.5	21.8%	21.1%		0.7
Other underwriting expense ratio	5.7%	4.4%		1.3	5.9%	4.9%		1.0
Combined ratio	79.7%	72.6%		7.1	88.0%	79.8%		8.2

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 0.8% to $268.2 million for the three months ended June 30, 2010 from $266.2 million for the three months ended June 30, 2009, primarily due to an $11.3 million (14.1%) increase in U.S. treaty casualty volume and an $8.4 million (6.3%) increase in treaty property volume, partially offset by a $13.9 million (57.1%) decrease in the crop hail quota share treaties and a $3.5 million (12.2%) decrease in facultative volume. Net written premiums decreased by 4.0% to $150.5 million for the three months ended June 30, 2010 compared to $156.8 million for the three months ended June 30, 2009, primarily due to a 7.6% increase in cessions.  Premiums earned decreased by 10.1% to $162.5 million for the three months ended June 30, 2010 compared to $180.7 million for the three months ended June 30, 2009.  The change in premiums earned relative to net written premiums is primarily the result of timing on proportional contracts where premiums are earned ratably over the coverage period whereas written premiums are recorded on the initiation of the coverage period.

Gross written premiums decreased by 3.4% to $512.2 million for the six months ended June 30, 2010 from $530.5 million for the six months ended June 30, 2009, primarily due to a $19.2 million (46.0%) decrease in the crop hail quota share treaties, a $16.9 million (33.9%) decrease in facultative volume and a $9.0 million (5.4%) decrease in U.S. treaty casualty volume, partially offset by a $27.0 million (10.0%) increase in treaty property volume. Net written premiums decreased by 5.8% to $278.9 million for the six months ended June 30, 2010 compared to $296.2 million for the six months ended June 30, 2009, primarily due to the decrease in gross written premiums.  Premiums earned decreased by 11.5% to $289.5 million for the six months ended June 30, 2010 compared to $327.0 million for the six months ended June 30, 2009.  Variances for net written premiums and premiums earned for the six months were driven by similar factors as those discussed above for the three months.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$79.0	48.6%		$9.7	6.0%		$88.7	54.6%
Catastrophes	(2.8)	-1.7%		(1.6)	-1.0%		(4.4)	-2.7%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$76.2	46.9%		$8.1	5.0%		$84.3	51.9%

2009
Attritional	$104.0	57.6%		$(16.2)	-8.9%		$87.8	48.6%
Catastrophes	-	0.0%		(1.9)	-1.0%		(1.9)	-1.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$104.0	57.6%		$(18.0)	-10.0%		$86.0	47.6%

Variance 2010/2009
Attritional	$(25.0)	(9.0)	pts	$25.9	14.9	pts	$0.9	6.0	pts
Catastrophes	(2.8)	(1.7)	pts	0.3	-	pts	(2.5)	(1.7)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$(27.8)	(10.7)	pts	$26.1	15.0	pts	$(1.7)	4.3	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$155.2	53.6%		$5.5	1.9%		$160.7	55.5%
Catastrophes	12.9	4.4%		0.9	0.3%		13.8	4.8%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$168.1	58.1%		$6.4	2.2%		$174.5	60.3%

2009
Attritional	$177.5	54.3%		$0.3	0.1%		$177.8	54.4%
Catastrophes	-	0.0%		(1.7)	-0.5%		(1.7)	-0.5%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$177.5	54.3%		$(1.4)	-0.4%		$176.1	53.8%

Variance 2010/2009
Attritional	$(22.3)	(0.7)	pts	$5.2	1.8	pts	$(17.1)	1.1	pts
Catastrophes	12.9	4.4	pts	2.6	0.8	pts	15.5	5.3	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$(9.4)	3.8	pts	$7.8	2.6	pts	$(1.6)	6.5	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses were $1.7 million (4.3 points) lower at $84.3 million for the three months ended June 30, 2010 compared to $86.0 million for the three months ended June 30, 2009, primarily as a result of an upward adjustment in the second quarter of 2009 to the Crop Hail current year expected loss ratio and a $2.8 million decrease in current year catastrophe losses from the reversal of the first quarter estimate of Windstorm Xynthia, partially offset by unfavorable development in prior years’ losses in 2010 compared to favorable development in 2009.

Incurred losses were $1.6 million (6.5 points) lower at $174.5 million for the six months ended June 30, 2010 compared to $176.1 million for the six months ended June 30, 2009, primarily as a result of the $22.3 million decrease in current year attritional losses, principally the Crop Hail business, partially offset by a $15.5 million (5.3 points) increase in catastrophe losses primarily due to the Chilean earthquake.

Segment Expenses. Commission and brokerage expenses decreased 3.6% to $35.9 million for the three months ended June 30, 2010 compared to $37.2 million for the three months ended June 30, 2009.  Commission and brokerage expenses decreased 8.8% to $63.1 million for the six months ended June 30, 2010 compared to $69.1 million for the six months ended June 30, 2009. These variances were due to the changes in premiums earned and the mix of business.

Segment other underwriting expenses were $9.4 million and $8.0 million for the three months ended June 30, 2010 and 2009, respectively.  Segment other underwriting expenses were $17.2 million and $15.6 million for the six months ended June 30, 2010 and 2009, respectively.  These increases were due to normal growth in overall operating expenses.

U.S. Insurance.
The following table presents the underwriting results and ratios for the U.S. Insurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2010	2009	Variance	% Change	2010	2009	Variance	% Change
Gross written premiums	$204.9	$213.5	$(8.6)	-4.0%	$433.2	$418.2	$15.0	3.6%
Net written premiums	80.8	104.4	(23.5)	-22.6%	183.3	225.5	(42.2)	-18.7%

Premiums earned	$86.2	$105.7	$(19.5)	-18.4%	$187.4	$217.6	$(30.3)	-13.9%
Incurred losses and LAE	71.8	57.8	14.0	24.3%	144.8	138.9	5.8	4.2%
Commission and brokerage	6.1	9.8	(3.8)	-38.1%	7.7	21.9	(14.1)	-64.6%
Other underwriting expenses	16.3	19.2	(2.9)	-15.0%	32.9	36.4	(3.6)	-9.8%
Underwriting gain (loss)	$(8.0)	$18.9	$(26.9)	-142.3%	$2.0	$20.4	$(18.4)	-90.2%

				Point Chg				Point Chg
Loss ratio	83.3%	54.7%		28.6	77.3%	63.8%		13.5
Commission and brokerage ratio	7.1%	9.3%		(2.2)	4.1%	10.0%		(5.9)
Other underwriting expense ratio	18.9%	18.1%		0.8	17.5%	16.8%		0.7
Combined ratio	109.3%	82.1%		27.2	98.9%	90.6%		8.3

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 4.0% to $204.9 million for the three months ended June 30, 2010 compared to $213.5 million for the three months ended June 30, 2009, as we continue to adjust our book of business to achieve an appropriate underwriting margin.  Net written premiums decreased by 22.6% to $80.8 million for the three months ended June 30, 2010 compared to $104.4 million for the three months ended June 30, 2009, due to increased reinsurance ceded on certain programs.  Ceded premiums generally relate to the affiliated quota share agreement and third party specific reinsurance purchased for individual reinsured programs.  Premiums earned decreased 18.4% to $86.2 million for the three months ended June 30, 2010 compared to $105.7 million for the three months ended June 30, 2009.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 3.6% to $433.2 million for the six months ended June 30, 2010 compared to $418.2 million for the six months ended June 30, 2009. Growth was derived from our direct specialty lines and increased rates on the workers’ compensation business.  Net written premiums decreased by 18.7% to $183.3 million for the six months ended June 30, 2010 compared to $225.5 million for the six months ended June 30, 2009, once again due to increased reinsurance ceded on certain programs.  Premiums earned decreased 13.9% to $187.4 million for the six months ended June 30, 2010 compared to $217.6 million for the six months ended June 30, 2009 due to timing as explained above.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the U.S. Insurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$70.6	81.9%		$1.2	1.4%		$71.8	83.3%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$70.6	81.9%		$1.2	1.4%		$71.8	83.3%

2009
Attritional	$75.4	71.3%		$(17.6)	-16.7%		$57.8	54.7%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$75.4	71.3%		$(17.6)	-16.7%		$57.8	54.7%

Variance 2010/2009
Attritional	$(4.8)	10.6	pts	$18.8	18.1	pts	$14.0	28.6	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total segment	$(4.8)	10.6	pts	$18.8	18.1	pts	$14.0	28.6	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$144.8	77.3%		$-	0.0%		$144.8	77.3%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$144.8	77.3%		$-	0.0%		$144.8	77.3%

2009
Attritional	$155.4	71.4%		$(16.5)	-7.6%		$138.9	63.8%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$155.4	71.4%		$(16.5)	-7.6%		$138.9	63.8%

Variance 2010/2009
Attritional	$(10.6)	5.9	pts	$16.5	7.6	pts	$5.9	13.5	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total segment	$(10.6)	5.9	pts	$16.5	7.6	pts	$5.9	13.5	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 24.3% to $71.8 million for the three months ended June 30, 2010 compared to $57.8 million for the three months ended June 30, 2009.  The increase, period over period, was primarily due to favorable development in 2009 of prior years’ attritional reserves, specifically net casualty losses.

Incurred losses and LAE increased by 4.2% to $144.8 million for the six months ended June 30, 2010 compared to $138.9 million for the six months ended June 30, 2009.  The increase was primarily due to similar factors as discussed above for the three months.

Segment Expenses. Commission and brokerage expenses decreased by 38.1% to $6.1 million for the three months ended June 30, 2010 compared to $9.8 million for the three months ended June 30, 2009.  Commission and brokerage expenses decreased by 64.6% to $7.7 million for the six months ended June 30, 2010 compared to $21.9 million for the six months ended June 30, 2009. These decreases were primarily the result of a decline in net premiums earned in conjunction with additional reinsurance cessions.

Segment other underwriting expenses for the three months ended June 30, 2010 decreased to $16.3 million from $19.2 million for the three months ended June 30, 2009.  Segment other underwriting expenses for the six months ended June 30, 2010 decreased to $32.9 million from $36.4 million for the six months ended June 30, 2009.  These decreases were the result of management’s direct actions to reduce expenses.

Specialty Underwriting.
The following table presents the underwriting results and ratios for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2010	2009	Variance	% Change	2010	2009	Variance	% Change
Gross written premiums	$65.9	$57.2	$8.7	15.2%	$131.7	$116.1	$15.6	13.5%
Net written premiums	37.8	32.1	5.7	17.7%	75.1	64.7	10.3	16.0%

Premiums earned	$39.3	$32.5	$6.8	21.1%	$78.2	$69.3	$8.9	12.8%
Incurred losses and LAE	34.5	23.2	11.4	49.0%	62.0	48.5	13.4	27.7%
Commission and brokerage	9.0	8.9	0.1	1.3%	17.5	18.9	(1.4)	-7.5%
Other underwriting expenses	2.4	2.0	0.4	20.4%	4.4	3.8	0.5	13.4%
Underwriting gain (loss)	$(6.5)	$(1.5)	$(5.0)	NM	$(5.6)	$(2.0)	$(3.6)	182.6%

				Point Chg				Point Chg
Loss ratio	87.7%	71.3%		16.4	79.2%	70.0%		9.2
Commission and brokerage ratio	22.8%	27.3%		(4.5)	22.4%	27.3%		(4.9)
Other underwriting expense ratio	6.1%	6.1%		-	5.6%	5.6%		-
Combined ratio	116.6%	104.7%		11.9	107.2%	102.9%		4.3

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 15.2% to $65.9 million for the three months ended June 30, 2010 compared to $57.2 million for the three months ended June 30, 2009.  This was driven by strong growth in our A&H business, both the travel accident business as well as several new self-funded medical accounts, partially offset by a decrease in marine business.  Net written premiums increased by 17.7% to $37.8 million for the three months ended June 30, 2010 compared to $32.1 million for the three months ended June 30, 2009, primarily as a result of the increase in gross written premiums combined with the change in business mix.  Premiums earned increased 21.1% to $39.3 million for the three months ended June 30, 2010 compared to $32.5 million for the three months ended June 30, 2009. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 13.5% to $131.7 million for the six months ended June 30, 2010 compared to $116.1 million for the six months ended June 30, 2009.  Net written premiums increased 16.0% to $75.1 million for the six months ended June 30, 2010 compared to $64.7 million for the six months ended June 30, 2009.  Premiums earned increased 12.8% to $78.2 million for the six months ended June 30, 2010 compared to $69.3 million for the six months ended June 30, 2009.  Variances for the six months were driven by similar factors as those discussed above for the three months.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$32.2	81.9%		$0.7	1.9%		$33.0	83.8%
Catastrophes	-	0.0%		1.6	4.0%		1.6	4.0%
Total segment	$32.2	81.9%		$2.3	5.8%		$34.5	87.7%

2009
Attritional	$28.2	86.8%		$(6.7)	-20.7%		$21.5	66.1%
Catastrophes	-	0.0%		1.7	5.2%		1.7	5.2%
Total segment	$28.2	86.7%		$(5.0)	-15.5%		$23.2	71.3%

Variance 2010/2009
Attritional	$4.0	(4.9)	pts	$7.4	22.6	pts	$11.5	17.7	pts
Catastrophes	-	-	pts	(0.1)	(1.2)	pts	(0.1)	(1.2)	pts
Total segment	$4.0	(4.9)	pts	$7.3	21.3	pts	$11.3	16.4	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$58.8	75.1%		$0.5	0.6%		$59.2	75.7%
Catastrophes	-	0.0%		2.7	3.5%		2.7	3.5%
Total segment	$58.8	75.1%		$3.2	4.1%		$62.0	79.2%

2009
Attritional	$50.8	73.3%		$(5.8)	-8.4%		$44.9	64.8%
Catastrophes	-	0.0%		3.6	5.2%		3.6	5.2%
Total segment	$50.8	73.3%		$(2.2)	-3.2%		$48.5	70.0%

Variance 2010/2009
Attritional	$8.0	1.8	pts	$6.3	9.0	pts	$14.3	10.9	pts
Catastrophes	-	-	pts	(0.9)	(1.7)	pts	(0.9)	(1.7)	pts
Total segment	$8.0	1.8	pts	$5.4	7.3	pts	$13.5	9.2	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 49.0% to $34.5 million for the three months ended June 30, 2010 compared to $23.2 million for the three months ended June 30, 2009, primarily the result of an increase in current year attritional reserves for the offshore oil rig in the Gulf.

Incurred losses and LAE increased by 27.7% to $62.0 million for the six months ended June 30, 2010 compared to $48.5 million for the six months ended June 30, 2009.  This increase was driven by the same factor as discussed above for the three months.

Segment Expenses. Commission and brokerage expenses increased 1.3% to $9.0 million for the three months ended June 30, 2010 compared to $8.9 million for the three months ended June 30, 2009.  This slight increase was primarily driven by the increase in premiums earned in combination with the mix of business.  Commission and brokerage expenses decreased 7.5% to $17.5 million for the six months ended June 30, 2010 compared to $18.9 million for the six months ended June 30, 2009. This decrease was primarily driven by the mix in business as the lower commission business, A&H, had increased while the higher commission business of marine and surety had declined.

Segment other underwriting expenses increased to $2.4 million for the three months ended June 30, 2010 compared to $2.0 million for the three months ended June 30, 2009.  Segment other underwriting expenses increased to $4.4 million for the six months ended June 30, 2010 compared to $3.8 million for the six months ended June 30, 2009.  These increases were due to normal growth in overall operating expenses.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2010	2009	Variance	% Change	2010	2009	Variance	% Change
Gross written premiums	$307.0	$274.3	$32.7	11.9%	$582.3	$525.0	$57.3	10.9%
Net written premiums	166.0	154.0	12.1	7.8%	311.3	289.3	21.9	7.6%

Premiums earned	$154.7	$141.9	$12.8	9.0%	$301.8	$285.2	$16.5	5.8%
Incurred losses and LAE	124.1	79.2	44.9	56.6%	360.6	171.8	188.8	109.9%
Commission and brokerage	37.3	31.0	6.3	20.2%	67.7	65.2	2.5	3.8%
Other underwriting expenses	7.3	5.7	1.6	28.6%	13.7	10.3	3.4	32.8%
Underwriting gain (loss)	$(14.0)	$26.0	$(40.0)	-153.7%	$(140.2)	$38.0	$(178.2)	NM

				Point Chg				Point Chg
Loss ratio	80.2%	55.8%		24.4	119.5%	60.2%		59.3
Commission and brokerage ratio	24.1%	21.8%		2.3	22.4%	22.9%		(0.5)
Other underwriting expense ratio	4.7%	4.1%		0.6	4.6%	3.6%		1.0
Combined ratio	109.0%	81.7%		27.3	146.5%	86.7%		59.8

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 11.9% to $307.0 million for the three months ended June 30, 2010 compared to $274.3 million for the three months ended June 30, 2009, due to continued strong growth in Asia, a $23.5 million increase; Canada, a $19.4 million increase; and Brazil, a $5.2 million increase.  Net written premiums increased by 7.8% to $166.0 million for the three months ended June 30, 2010 compared to $154.0 million for the three months ended June 30, 2009, principally as a result of the increase in gross written premiums, partially offset by an increase in cessions under the affiliated quota share.  Premiums earned increased by 9.0% to $154.7 million for the three months ended June 30, 2010 compared to $141.9 million for the three months ended June 30, 2009.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 10.9% to $582.3 million for the six months ended June 30, 2010 compared to $525.0 million for the six months ended June 30, 2009, due to continued strong growth in Asia, a $33.8 million increase; Canada, a $17.1 million increase; and Brazil, a $15.1 million increase.  Also contributing to the increase was $13.4 million in gross reinstatement premiums from the Chilean earthquake.  Net written premiums increased by 7.6% to $311.3 million for the six months ended June 30, 2010 compared to $289.3 million for the six months ended June 30, 2009.  Premiums earned increased by 5.8% to $301.8 million for the six months ended June 30, 2010 compared to $285.2 million for the six months ended June 30, 2009, as a result of the increase in net written premiums.  Variance explanations for net written premiums and premiums earned for the six months were similar to those discussed above for the three months.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$83.8	54.1%		$(2.0)	-1.3%		$81.7	52.8%
Catastrophes	48.7	31.5%		(6.3)	-4.1%		42.3	27.4%
Total segment	$132.4	85.6%		$(8.3)	-5.4%		$124.1	80.2%

2009
Attritional	$77.3	54.4%		$3.4	2.4%		$80.7	56.9%
Catastrophes	-	0.0%		(1.5)	-1.1%		(1.5)	-1.1%
Total segment	$77.3	54.4%		$2.0	1.4%		$79.2	55.8%

Variance 2010/2009
Attritional	$6.5	(0.3)	pts	$(5.4)	(3.7)	pts	$1.0	(4.1)	pts
Catastrophes	48.7	31.5	pts	(4.8)	(3.0)	pts	43.8	28.5	pts
Total segment	$55.1	31.2	pts	$(10.3)	(6.8)	pts	$44.9	24.4	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$175.1	58.0%		$(5.5)	-1.8%		$169.6	56.2%
Catastrophes	198.2	65.7%		(7.2)	-2.4%		191.0	63.3%
Total segment	$373.2	123.7%		$(12.7)	-4.2%		$360.6	119.5%

2009
Attritional	$158.6	55.6%		$5.1	1.8%		$163.7	57.4%
Catastrophes	9.1	3.2%		(1.0)	-0.4%		8.1	2.8%
Total segment	$167.6	58.8%		$4.1	1.4%		$171.8	60.2%

Variance 2010/2009
Attritional	$16.5	2.4	pts	$(10.6)	(3.6)	pts	$5.9	(1.2)	pts
Catastrophes	189.1	62.5	pts	(6.2)	(2.0)	pts	182.9	60.5	pts
Total segment	$205.6	64.9	pts	$(16.8)	(5.6)	pts	$188.8	59.3	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased 56.6% to $124.1 million for the three months ended June 30, 2010 compared to $79.2 million for the three months ended June 30, 2009. The increase was principally due to a $48.7 million increase in current year catastrophes for the Chilean earthquake. Attritional losses also increased primarily due to the increased premiums earned.

Incurred losses and LAE increased 109.9% to $360.6 million for the six months ended June 30, 2010 compared to $171.8 million for the six months ended June 30, 2009. The increase was principally due to the large current year catastrophe of $178.6 million for the Chilean earthquake and $19.5 million for the Australian hailstorms in 2010 compared to the absence in 2009 of similar large events.

Segment Expenses. Commission and brokerage expenses increased 20.2% to $37.3 million for the three months ended June 30, 2010 compared to $31.0 million for the three months ended June 30, 2009. Commission and brokerage expenses increased 3.8% to $67.7 million for the six months ended June 30, 2010 compared to $65.2 million for the six months ended June 30, 2009. The increases were primarily due to an increase in premiums earned, an increase in contingent commission on the International U.S. business and an increase in commission ratio on the Brazil book.

Segment other underwriting expenses for the three months ended June 30, 2010 were $7.3 million compared to $5.7 million for the three months ended June 30, 2009.  Segment other underwriting expenses for the six months ended June 30, 2010 were $13.7 million compared to $10.3 million for the six months ended June 30, 2009.  These increases were due to normal growth in overall operating expenses.

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

Interest Rate Risk.  Our $8.1 billion investment portfolio, at June 30, 2010, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations.  The impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $539.4 million of mortgage-backed securities in the $6,459.4 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity securities portfolio (including $251.8 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates for mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At June 30, 2010
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$7,273.5	$7,013.4	$6,711.2	$6,373.1	$6,047.5
Market/Fair Value Change from Base (%)	8.4%	4.5%	0.0%	-5.0%	-9.9%
Change in Unrealized Appreciation
After-tax from Base ($)	$365.5	$196.4	$-	$(219.8)	$(431.4)

We had $7,583.5 million and $7,300.1 million of gross reserves for losses and LAE as of June 30, 2010 and December 31, 2009, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

The table below displays the impact on fair/market value and after-tax change in fair/market value of a 10% and 20% change in equity prices up and down for the period indicated.

	Impact of Percentage Change in Equity Fair/Market Values
	At June 30, 2010
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$272.3	$306.4	$340.4	$374.4	$408.5
After-tax Change in Fair/Market Value	(44.3)	(22.1)	-	22.1	44.3

Foreign Exchange Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of June 30, 2010, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2009.

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

Dated: August 16, 2010