Form 10-Q
period 2010-09-30
EVEREST REINSURANCE HOLDINGS INC
filed 2010-11-15
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2010	Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3263609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer		Accelerated filer
Non-accelerated filer	X	Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At November 1, 2010
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Form 10-Q

Page
PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

Part I

ITEM  1.  FINANCIAL STATEMENTS

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except par value per share)	2010	2009
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$6,368,800	$6,463,168
(amortized cost: 2010, $6,024,830; 2009, $6,255,759)
Fixed maturities - available for sale, at fair value	116,376	50,528
Equity securities - available for sale, at market value (cost: 2010, $15; 2009, $15)	12	13
Equity securities - available for sale, at fair value	382,279	380,025
Short-term investments	304,880	261,438
Other invested assets (cost: 2010, $395,027; 2009, $387,200)	394,615	386,326
Other invested assets, at fair value	752,533	382,639
Cash	92,954	107,480
Total investments and cash	8,412,449	8,031,617
Accrued investment income	76,368	83,705
Premiums receivable	718,307	769,744
Reinsurance receivables - unaffiliated	679,066	618,081
Reinsurance receivables - affiliated	2,721,300	2,492,152
Funds held by reinsureds	168,235	156,223
Deferred acquisition costs	194,988	183,498
Prepaid reinsurance premiums	646,757	562,146
Deferred tax asset	133,607	210,493
Federal income taxes recoverable	75,273	135,682
Other assets	188,947	136,234
TOTAL ASSETS	$14,015,297	$13,379,575

LIABILITIES:
Reserve for losses and loss adjustment expenses	$7,611,614	$7,300,139
Unearned premium reserve	1,350,522	1,239,320
Funds held under reinsurance treaties	173,315	175,257
Commission reserves	37,712	50,897
Other net payable to reinsurers	573,443	444,535
Revolving credit borrowings	83,000	-
8.75% Senior notes due 3/15/2010	-	199,970
5.4% Senior notes due 10/15/2014	249,801	249,769
6.6% Long term notes due 05/01/2067	238,350	238,348
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	12,129	9,885
Other liabilities	248,574	282,784
Total liabilities	10,908,357	10,520,801

Commitments and Contingencies (Note 6)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2010 and 2009)	-	-
Additional paid-in capital	326,478	321,185
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit) of
$144,977 at 2010 and $89,912 at 2009	269,241	166,978
Retained earnings (deficit)	2,511,221	2,370,611
Total stockholder's equity	3,106,940	2,858,774
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$14,015,297	$13,379,575

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$465,302	$438,320	$1,322,160	$1,337,539
Net investment income	74,212	65,492	248,665	179,667
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(2,023)	-	(2,023)	(5,510)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	161,592	101,394	60,812	61,661
Total net realized capital gains (losses)	159,569	101,394	58,789	56,151
Realized gain on debt repurchase	-	-	-	78,271
Other income (expense)	(3,617)	15,081	10,204	7,801
Total revenues	695,466	620,287	1,639,818	1,659,429

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	326,925	241,992	1,068,678	777,295
Commission, brokerage, taxes and fees	81,455	77,259	237,493	252,401
Other underwriting expenses	37,230	38,189	105,315	104,355
Corporate expenses	1,529	1,675	5,218	4,871
Interest, fee and bond issue cost amortization expense	12,817	17,073	41,879	53,779
Total claims and expenses	459,956	376,188	1,458,583	1,192,701

INCOME (LOSS) BEFORE TAXES	235,510	244,099	181,235	466,728
Income tax expense (benefit)	66,858	79,958	40,625	128,423

NET INCOME (LOSS)	$168,652	$164,141	$140,610	$338,305

Other comprehensive income (loss), net of tax	65,718	162,343	102,263	285,123

COMPREHENSIVE INCOME (LOSS)	$234,370	$326,484	$242,873	$623,428

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share amounts)	2010	2009	2010	2009
	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$324,156	$318,492	$321,185	$315,771
Share-based compensation plans	2,322	1,395	5,293	4,116
Balance, end of period	326,478	319,887	326,478	319,887

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	203,523	35,217	166,978	(72,063)
Cumulative adjustment of initial adoption(1), net of tax	-	-	-	(15,500)
Net increase (decrease) during the period	65,718	162,343	102,263	285,123
Balance, end of period	269,241	197,560	269,241	197,560

RETAINED EARNINGS (DEFICIT):
Balance, beginning of period	2,342,569	2,148,924	2,370,611	1,959,260
Cumulative adjustment of initial adoption(1), net of tax	-	-	-	15,500
Net income (loss)	168,652	164,141	140,610	338,305
Balance, end of period	2,511,221	2,313,065	2,511,221	2,313,065

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$3,106,940	$2,830,512	$3,106,940	$2,830,512

(1) The cumulative adjustment to accumulated other comprehensive income (loss), net of deferred income taxes, and retained earnings (deficit), represents the effect of initially adopting new guidance for other-than-temporary impairments of debt securities.

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$168,652	$164,141	$140,610	$338,305
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	29,733	(1,371)	54,616	(51,192)
Decrease (increase) in funds held by reinsureds, net	2,829	9,624	(13,433)	9,459
Decrease (increase) in reinsurance receivables	(71,235)	146,809	(299,032)	(6,656)
Decrease (increase) in deferred tax asset	76,238	41,994	21,823	74,970
Increase (decrease) in reserve for losses and loss adjustment expenses	15,455	(35,920)	305,807	(218,365)
Increase (decrease) in unearned premiums	100,938	95,297	108,080	91,611
Change in equity adjustments in limited partnerships	(1,071)	4,423	(19,367)	36,548
Change in other assets and liabilities, net	(83,740)	(161,038)	42,689	83,477
Non-cash compensation expense	2,273	1,384	5,153	4,091
Amortization of bond premium (accrual of bond discount)	3,579	3,824	8,196	8,802
Amortization of underwriting discount on senior notes	12	48	65	142
Realized gain on debt repurchase	-	-	-	(78,271)
Net realized capital (gains) losses	(159,569)	(101,394)	(58,789)	(56,151)
Net cash provided by (used in) operating activities	84,094	167,821	296,418	236,770

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	173,079	130,349	481,948	324,432
Proceeds from fixed maturities matured/called - available for sale, at fair value	-	-	-	5,570
Proceeds from fixed maturities sold - available for sale, at market value	85,667	34,602	457,230	87,696
Proceeds from fixed maturities sold - available for sale, at fair value	10,689	4,010	19,301	12,012
Proceeds from equity securities sold - available for sale, at market value	-	23,028	-	23,028
Proceeds from equity securities sold - available for sale, at fair value	14,899	11,310	87,641	23,535
Distributions from other invested assets	14,148	4,448	38,028	24,573
Cost of fixed maturities acquired - available for sale, at market value	(138,332)	(256,130)	(693,908)	(865,910)
Cost of fixed maturities acquired - available for sale, at fair value	(56,937)	(2,548)	(80,618)	(19,101)
Cost of equity securities acquired - available for sale, at fair value	(20,938)	(12,948)	(71,817)	(32,244)
Cost of other invested assets acquired	(8,115)	(9,780)	(26,489)	(26,122)
Cost of other invested assets acquired, at fair value	(80,765)	-	(327,876)	-
Net change in short-term investments	(52,975)	(86,179)	(43,054)	284,738
Net change in unsettled securities transactions	1,936	18,522	(33,584)	42,856
Net cash provided by (used in) investing activities	(57,644)	(141,316)	(193,198)	(114,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	49	11	140	25
Net cost of senior notes maturing	-	-	(200,000)	-
Revolving credit borrowings	(50,000)	-	83,000	-
Net cost of debt repurchase	-	-	-	(83,026)
Net cash provided by (used in) financing activities	(49,951)	11	(116,860)	(83,001)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	9,608	3,411	(886)	(5,968)

Net increase (decrease) in cash	(13,893)	29,927	(14,526)	32,864
Cash, beginning of period	106,847	95,201	107,480	92,264
Cash, end of period	$92,954	$125,128	$92,954	$125,128

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
Income taxes paid (recovered)	$(3,202)	$(18,847)	$(52,592)	$(2,488)
Interest paid	5,339	13,892	39,104	51,464

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2010 and 2009

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

2. BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2010 and 2009 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2009 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2009, 2008 and 2007 included in the Company’s most recent Form 10-K filing.

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

Other-Than-Temporary Impairments on Investment Securities.  In April 2009, the FASB revised the authoritative guidance for the recognition and presentation of other-than-temporary impairments. This new guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairments on debt and equity securities. For available for sale debt securities that the Company has no intent to sell and more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the rest of the fair value loss would be recognized in accumulated other comprehensive income.  The Company adopted this guidance effective April 1, 2009.  Upon adoption the Company recognized a cumulative-effect adjustment increase in retained earnings (deficit) and decrease in accumulated other comprehensive income (loss) as follows:

(Dollars in thousands)
Cumulative-effect adjustment, gross	$23,846
Tax	(8,346)
Cumulative-effect adjustment, net	$15,500

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

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At September 30, 2010
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$151,672	$6,417	$(277)	$157,812
Obligations of U.S. states and political subdivisions	3,405,935	220,320	(4,202)	3,622,053
Corporate securities	708,637	51,158	(7,527)	752,268
Asset-backed securities	25,362	546	(206)	25,702
Mortgage-backed securities
Commercial	32,513	8,133	-	40,646
Agency residential	386,496	17,406	(107)	403,795
Non-agency residential	30,047	922	(1,046)	29,923
Foreign government securities	705,941	41,349	(7,461)	739,829
Foreign corporate securities	578,227	27,985	(9,440)	596,772
Total fixed maturity securities	$6,024,830	$374,236	$(30,266)	$6,368,800
Equity securities	$15	$-	$(3)	$12

	At December 31, 2009
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$132,348	$3,614	$(1,671)	$134,291
Obligations of U.S. states and political subdivisions	3,694,267	183,848	(24,256)	3,853,859
Corporate securities	618,507	30,298	(13,424)	635,381
Asset-backed securities	16,597	460	(1,909)	15,148
Mortgage-backed securities
Commercial	24,213	4,956	(111)	29,058
Agency residential	556,032	10,366	(1,691)	564,707
Non-agency residential	61,098	916	(7,055)	54,959
Foreign government securities	638,204	27,700	(6,687)	659,217
Foreign corporate securities	514,493	17,184	(15,129)	516,548
Total fixed maturity securities	$6,255,759	$279,342	$(71,933)	$6,463,168
Equity securities	$15	$-	$(2)	$13

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings (deficit) into accumulated other comprehensive income (loss), on April 1, 2009.  The table below presents the pre-tax cumulative unrealized appreciation (depreciation) on those corporate securities, for the periods indicated:

(Dollars in thousands)	At September 30, 2010	At December 31, 2009
Pre-tax cumulative unrealized appreciation (depreciation)	$927	$(2,039)

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity. Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At September 30, 2010		At December 31, 2009
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$242,466	$241,645	$334,054	$335,948
Due after one year through five years	1,563,006	1,632,360	1,276,968	1,316,918
Due after five years through ten years	1,243,788	1,337,647	1,224,457	1,282,470
Due after ten years	2,501,152	2,657,082	2,762,340	2,863,960
Asset-backed securities	25,362	25,702	16,597	15,148
Mortgage-backed securities
Commercial	32,513	40,646	24,213	29,058
Agency residential	386,496	403,795	556,032	564,707
Non-agency residential	30,047	29,923	61,098	54,959
Total fixed maturity securities	$6,024,830	$6,368,800	$6,255,759	$6,463,168

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$83,578	$229,219	$133,595	$396,245
Fixed maturity securities, cumulative other-than-temporary impairment adjustment	384	-	2,966	(23,846)
Equity securities	(1)	-	(2)	(4)
Other invested assets	(34)	3,387	462	5,614
Change in unrealized appreciation (depreciation), pre-tax	83,927	232,606	137,021	378,009
Deferred tax benefit (expense)	(29,240)	(81,412)	(46,919)	(140,649)
Deferred tax benefit (expense), cumulative other-than-temporary impairment adjustment	(134)	-	(1,038)	8,346
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$54,553	$151,194	$89,064	$245,706

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at September 30, 2010 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$4,243	$(97)	$3,467	$(180)	$7,710	$(277)
Obligations of U.S. states and political subdivisions	13,461	(34)	102,649	(4,168)	116,110	(4,202)
Corporate securities	83,055	(1,046)	47,949	(6,481)	131,004	(7,527)
Asset-backed securities	-	-	519	(206)	519	(206)
Mortgage-backed securities
Agency residential	17,878	(107)	-	-	17,878	(107)
Non-agency residential	-	-	22,747	(1,046)	22,747	(1,046)
Foreign government securities	74,145	(2,922)	82,024	(4,539)	156,169	(7,461)
Foreign corporate securities	57,169	(1,070)	86,221	(8,370)	143,390	(9,440)
Total fixed maturity securities	$249,951	$(5,276)	$345,576	$(24,990)	$595,527	$(30,266)
Equity securities	-	-	12	(3)	12	(3)
Total	$249,951	$(5,276)	$345,588	$(24,993)	$595,539	$(30,269)

	Duration of Unrealized Loss at September 30, 2010 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$7,995	$(408)	$48,026	$(5,556)	$56,021	$(5,964)
Due in one year through five years	132,797	(2,662)	98,042	(5,836)	230,839	(8,498)
Due in five years through ten years	73,149	(2,042)	26,831	(1,921)	99,980	(3,963)
Due after ten years	18,132	(57)	149,411	(10,425)	167,543	(10,482)
Asset-backed securities	-	-	519	(206)	519	(206)
Mortgage-backed securities	17,878	(107)	22,747	(1,046)	40,625	(1,153)
Total fixed maturity securities	$249,951	$(5,276)	$345,576	$(24,990)	$595,527	$(30,266)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position as of September 30, 2010 were $595,539 thousand and $30,269 thousand, respectively.  There were no unrealized losses on a single security that exceeded 0.06% of the market value of the fixed maturity securities at September 30, 2010.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $5,276 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated foreign government and domestic and foreign corporate securities.  Of these unrealized losses, $4,488 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $24,993 thousand of unrealized losses related to fixed maturity and equity securities in an unrealized loss position for more than one year related primarily to highly rated domestic and foreign corporate, mortgage-backed, foreign government and municipal securities.  Of these unrealized losses, $19,390 thousand related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses were mainly comprised of corporate securities.  The gross unrealized depreciation greater than 12 months for mortgage-backed securities included $298 thousand related to sub-prime and alt-A loans.  In all instances, projected cash flows were sufficient to recover the full book value of the investments and the related interest obligations.  Unrealized losses have decreased since December 31, 2009, as a result of improved conditions in the overall financial market resulting from increased liquidity and lower interest rates.

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

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position as of December 31, 2009 were $1,386,867 thousand and $71,935 thousand, respectively.  There were no unrealized losses on a single security that exceeded 0.11% of the market value of the fixed maturity securities at December 31, 2009.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $10,878 thousand of unrealized losses related to fixed maturity and equity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated domestic and foreign government and corporate and mortgage-backed securities.  Of these unrealized losses, $10,658 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $61,057 thousand of unrealized losses related to securities in an unrealized loss position for more than one year related primarily to highly rated municipal, domestic and foreign corporate, foreign government and mortgage-backed securities.  Of these unrealized losses, $50,505 thousand related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses were mainly comprised of corporate and commercial mortgage-backed securities.  The gross unrealized depreciation greater than 12 months for mortgage-backed securities included $73 thousand related to sub-prime and alt-A loans.  In all instances, projected cash flows were sufficient to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still had excess credit coverage and were current on interest and principal payments.

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Fixed maturity securities	$69,918	$70,965	$219,335	$212,903
Equity securities	2,448	758	7,470	2,182
Short-term investments and cash	111	277	263	3,331
Other invested assets
Limited partnerships	1,071	(4,423)	19,367	(36,548)
Other	4,199	664	10,454	5,693
Total gross investment income	77,747	68,241	256,889	187,561
Interest debited (credited) and other expense	(3,535)	(2,749)	(8,224)	(7,894)
Total net investment income	$74,212	$65,492	$248,665	$179,667

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

The Company had contractual commitments to invest up to an additional $129,690 thousand in limited partnerships at September 30, 2010.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2014.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Fixed maturity securities, market value:
Other-than-temporary impairments	$(2,023)	$-	$(2,023)	$(5,510)
Gains (losses) from sales	(4,654)	(4,131)	(3,814)	(32,612)
Fixed maturity securities, fair value:
Gains (losses) from sales	480	172	753	401
Gains (losses) from fair value adjustments	3,297	5,837	3,779	7,805
Equity securities, market value:
Gains (losses) from sales	-	8,041	-	8,041
Equity securities, fair value:
Gains (losses) from sales	951	1,299	(48)	6,483
Gains (losses) from fair value adjustments	34,912	23,075	18,126	23,448
Other invested assets, fair value:
Gains (losses) from fair value adjustments	126,608	67,103	42,018	48,091
Short-term investment gains (losses)	(2)	(2)	(2)	4
Total net realized capital gains (losses)	$159,569	$101,394	$58,789	$56,151

The Company recorded as net realized capital gains (losses) in the consolidated statements of operations and comprehensive income (loss) both fair value re-measurements and write-downs in the value of securities deemed to be impaired on an other-than-temporary basis as displayed in the table above.  The Company had no other-than-temporary impaired securities where the impairment had both a credit and non-credit component.

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Proceeds from sales of fixed maturity securities	$96,356	$38,612	$476,531	$99,708
Gross gains from sales	642	2,278	7,963	4,584
Gross losses from sales	(4,816)	(6,237)	(11,024)	(36,795)

Proceeds from sales of equity secuities	$14,899	$34,338	$87,641	$46,563
Gross gains from sales	1,033	9,368	4,616	15,255
Gross losses from sales	(82)	(28)	(4,664)	(731)

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company tests the prices on a random basis to an independent pricing source.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at September 30, 2010.

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

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$157,812	$-	$157,812	$-
Obligations of U.S. States and political subdivisions	3,622,053	-	3,622,053	-
Corporate securities	752,268	-	745,277	6,991
Asset-backed securities	25,702	-	25,183	519
Mortgage-backed securities
Commercial	40,646	-	40,646	-
Agency residential	403,795	-	403,795	-
Non-agency residential	29,923	-	29,461	462
Foreign government securities	739,829	-	739,829	-
Foreign corporate securities	596,772	-	596,772	-
Total fixed maturities, market value	6,368,800	-	6,360,828	7,972

Fixed maturities, fair value	116,376	-	116,376	-
Equity securities, market value	12	12	-	-
Equity securities, fair value	382,279	382,279	-	-
Other invested assets, fair value	752,533	752,533	-	-

There were no significant transfers between Level 1 and Level 2 for the nine months ended September 30, 2010.

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	By Asset
	Three Months Ended September 30, 2010				Nine Months Ended September 30, 2010
	Corporate	Asset-backed	Non-agency		Corporate	Asset-backed	Non-agency
(Dollars in thousands)	Securities	Securities	RMBS	Total	Securities	Securities	RMBS	Total
Beginning balance	$6,965	$6,562	$497	$14,024	$6,930	$6,258	$426	$13,614
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	-	(258)	32	(226)	(1)	(258)	81	(178)
Included in other comprehensive income (loss)	26	1,628	(22)	1,632	62	1,672	70	1,804
Purchases, issuances and settlements	-	(7,413)	(45)	(7,458)	-	(7,153)	(115)	(7,268)
Transfers in and/or (out) of Level 3	-	-	-	-	-	-	-	-
Ending balance	$6,991	$519	$462	$7,972	$6,991	$519	$462	$7,972

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	By Asset
	Three Months Ended September 30, 2009				Nine Months Ended September 30, 2009
	Corporate	Asset-backed	Non-agency		Corporate	Asset-backed	Non-agency
(Dollars in thousands)	Securities	Securities	RMBS	Total	Securities	Securities	RMBS	Total
Beginning balance	$6,230	$5,123	$454	$11,807	$7,000	$3,409	$558	$10,967
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	-	-	46	46	(1)	-	43	42
Included in other comprehensive income (loss)	630	479	27	1,136	(139)	1,826	5	1,692
Purchases, issuances and settlements	-	-	(113)	(113)	-	-	(192)	(192)
Transfers in and/or (out) of Level 3	-	(149)	-	(149)	-	218	-	218
Ending balance	$6,860	$5,453	$414	$12,727	$6,860	$5,453	$414	$12,727

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$(73)	$(58)	$(131)

(Some amounts may not reconcile due to rounding.)

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

The Company’s reserves include an estimate of the Company’s ultimate liability for asbestos and environmental (“A&E”) claims.  As of September 30, 2010, approximately 8% of the Company’s gross reserves were an estimate of the Company’s ultimate liability for A&E claims.  The Company’s A&E liabilities emanate from Mt. McKinley Insurance Company’s (“Mt. McKinley”), a direct subsidiary of the Company, direct insurance business and Everest Re’s assumed reinsurance business.  All of the contracts of insurance and reinsurance under which the Company has received claims during the past three years, expired more than 20 years ago.  There are significant uncertainties surrounding the Company’s reserves for its A&E losses.

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy. The following table summarizes incurred losses with respect to A&E on both a gross and net of retrocessional basis for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Gross basis:
Beginning of period reserves	$614,135	$704,507	$638,674	$786,842
Incurred losses	-	-	-	-
Paid losses	(36,598)	(52,170)	(61,137)	(134,505)
End of period reserves	$577,537	$652,337	$577,537	$652,337

Net basis:
Beginning of period reserves	$412,651	$455,379	$430,421	$485,296
Incurred losses	-	-	-	-
Paid losses	(14,693)	(13,527)	(32,463)	(43,444)
End of period reserves	$397,958	$441,852	$397,958	$441,852

At September 30, 2010, the gross reserves for A&E losses were comprised of $131,785 thousand representing case reserves reported by ceding companies, $131,818 thousand representing additional case reserves established by the Company on assumed reinsurance claims, $41,245 thousand representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley and $272,689 thousand representing IBNR reserves.

With respect to asbestos only, at September 30, 2010, the Company had gross asbestos loss reserves of $551,439 thousand, or 95.5%, of total A&E reserves, of which $445,766 thousand was for assumed business and $105,673 thousand was for direct business.

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

In 1993 and prior, the Company had a business arrangement with The Prudential Insurance Company of America (“The Prudential”) wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations.  In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), was unable to make the annuity payments.  The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

(Dollars in thousands)	At September 30, 2010	At December 31, 2009
	$150,614	$152,340

Prior to its 1995 initial public offering, the Company had purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the company.  Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities.  The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

(Dollars in thousands)	At September 30, 2010	At December 31, 2009
	$26,030	$24,568

7.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Unrealized appreciation (depreciation) ("URA(D)") on
securities arising during the period
URA(D) of investments - temporary	$83,543	$228,551	$134,055	$392,202
URA(D) of investments - non-credit OTTI	384	4,056	2,966	9,654
Tax benefit (expense) from URA(D) arising during the period	(29,374)	(81,413)	(47,957)	(140,650)
Total URA(D) on securities arising during the period, net of tax	54,553	151,194	89,064	261,206

Foreign currency translation adjustments	16,528	16,204	18,358	33,281
Tax benefit (expense) from foreign currency translation	(5,785)	(5,672)	(6,425)	(11,649)
Net foreign currency translation adjustments	10,743	10,532	11,933	21,632

Pension adjustments	649	949	1,948	2,849
Tax benefit (expense) on pension	(227)	(332)	(682)	(564)
Net pension adjustments	422	617	1,266	2,285

Other comprehensive income (loss), net of tax	$65,718	$162,343	$102,263	$285,123

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	At September 30,	At December 31,
(Dollars in thousands)	2010	2009
URA(D) on securities, net of deferred taxes
Temporary	$222,706	$135,570
Non-credit, OTTI	603	(1,325)
Total unrealized appreciation (depreciation) on investments, net of deferred taxes	223,309	134,245
Foreign currency translation adjustments, net of deferred taxes	68,934	57,001
Pension adjustments, net of deferred taxes	(23,002)	(24,268)
Accumulated other comprehensive income (loss)	$269,241	$166,978

8.  CREDIT FACILITY

Holdings Credit Facility

Effective August 23, 2006, Holdings entered into a five year, $150,000 thousand senior revolving credit facility with a syndicate of lenders referred to as the “Holdings Credit Facility”.  Citibank N.A. is the administrative agent for the Holdings Credit Facility.  The Holdings Credit Facility may be used for liquidity and general corporate purposes.  The Holdings Credit Facility provides for the borrowing of up to $150,000 thousand with interest at a rate selected by Holdings equal to either, (1) the Base Rate (as defined below) or (2) a periodic fixed rate equal to the Eurodollar Rate plus an applicable margin.  The Base Rate means a fluctuating interest rate per annum in effect from time to time to be equal to the higher of (a) the rate of interest publicly announced by Citibank as its prime rate or (b) 0.5% per annum above the Federal Funds Rate, in each case plus the applicable margin.  The amount of margin and the fees payable for the Holdings Credit Facility depends upon Holdings’ senior unsecured debt rating.

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Reinsurance Company (“Everest Re”) to maintain its statutory surplus at $1,500,000 thousand plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at September 30, 2010, was $1,970,322 thousand.  As of September 30, 2010, Holdings was in compliance with all Holdings Credit Facility covenants.

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At September 30, 2010				At December 31, 2009
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$150,000	$50,000	9/01/2010	10/01/2010	$150,000	$-
		20,000	9/13/2010	10/13/2010		-
		13,000	9/15/2010	10/15/2010		-
Total revolving credit borrowings		83,000				-
Total letters of credit		16,951		12/31/2010		27,959		12/31/2010

Total Citibank Holdings Credit Facility	$150,000	$99,951			$150,000	$27,959

The following table presents the costs incurred in connection with the Holdings Credit Facility for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Credit facility fees incurred	$225	$108	$376	$166

9.  TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to a non-affiliated ceding company.  At September 30, 2010, the total amount on deposit in the trust account was $26,046 thousand.

10.  SENIOR NOTES

Holdings has completed multiple public offerings.  The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices.

				September 30, 2010		December 31, 2009
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$249,801	$270,000	$249,769	$256,100
8.75% Senior notes (matured and paid on March 15, 2010)	03/14/2000	03/15/2010	$200,000	$-	$-	$199,970	$200,000

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Interest expense incurred	$3,386	$7,798	$13,833	$23,391

11.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices.

			Maturity Date		September 30, 2010		December 31, 2009
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,350	$220,072	$238,348	$176,534

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest will be at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years.  During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years.  Deferred interest will accumulate interest at the applicable rate compounded semi-annually for periods prior to May 15, 2017, and compounded quarterly for periods from and including May 15, 2017.

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

On March 19, 2009, Group announced the commencement of a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes.  Upon expiration of the tender offer, the Company had reduced its outstanding debt by $161,441 thousand, which resulted in a pre-tax gain on debt repurchase of $78,271 thousand.

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Interest expense incurred	$3,937	$3,937	$11,811	$14,385

12. JUNIOR SUBORDINATED DEBT SECURITIES PAYABLE

The following table displays Holdings’ outstanding junior subordinated debt securities due to Everest Re Capital Trust II (“Capital Trust II”), a wholly owned finance subsidiary of Holdings.  Fair value is primarily based on the quoted market price of the related trust preferred securities.

				September 30, 2010		December 31, 2009
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Amount Issued	Sheet Amount	Fair Value	Sheet Amount	Fair Value
6.20% Junior subordinated debt securities	03/29/2004	03/29/2034	$329,897	$329,897	$319,913	$329,897	$272,553

Holdings may redeem the junior subordinated debt securities before their maturity at 100% of their principal amount plus accrued interest as of the date of redemption.  The securities may be redeemed, in whole or in part, on one or more occasions at any time on or after March 30, 2009; or at any time, in whole, but not in part, within 90 days of the occurrence and continuation of a determination that the Trust may become subject to tax or the Investment Company Act.

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Interest expense incurred	$5,113	$5,113	$15,340	$15,340

Holdings considers that the mechanisms and obligations relating to the trust preferred securities, taken together, constitute a full and unconditional guarantee by Holdings of Capital Trust II’s payment obligations with respect to their trust preferred securities.

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

There are certain regulatory and contractual restrictions on the ability of Holdings’ operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances.  The insurance laws of the State of Delaware, where Holdings’ direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds.  In addition, the terms of Holdings Credit Facility (discussed in Note 10) require Everest Re, Holdings’ principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year.  At December 31, 2009, $2,351,990 thousand of the $3,271,079 thousand in net assets of Holdings’ consolidated subsidiaries were subject to the foregoing regulatory restrictions.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Nine Months Ended
U.S. Reinsurance	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Gross written premiums	$372,358	$345,567	$884,581	$876,049
Net written premiums	205,125	191,666	484,049	487,849

Premiums earned	$159,666	$162,037	$449,159	$489,067
Incurred losses and LAE	84,320	56,158	258,774	232,262
Commission and brokerage	25,070	21,397	88,142	90,525
Other underwriting expenses	8,933	9,665	26,116	25,250
Underwriting gain (loss)	$41,343	$74,817	$76,127	$141,030

	Three Months Ended		Nine Months Ended
U.S. Insurance	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Gross written premiums	$211,632	$230,491	$644,810	$648,719
Net written premiums	89,218	76,400	272,497	301,910

Premiums earned	$103,971	$89,237	$291,324	$306,860
Incurred losses and LAE	98,989	71,423	243,739	210,329
Commission and brokerage	10,432	10,512	18,171	32,379
Other underwriting expenses	19,479	19,982	52,335	56,415
Underwriting gain (loss)	$(24,929)	$(12,680)	$(22,921)	$7,737

	Three Months Ended		Nine Months Ended
Specialty Underwriting	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Gross written premiums	$65,929	$67,615	$197,671	$183,726
Net written premiums	35,130	38,259	110,192	102,990

Premiums earned	$37,716	$39,182	$115,956	$108,513
Incurred losses and LAE	25,226	25,197	87,199	73,740
Commission and brokerage	7,664	10,510	25,171	29,435
Other underwriting expenses	2,143	2,383	6,501	6,227
Underwriting gain (loss)	$2,683	$1,092	$(2,915)	$(889)

	Three Months Ended		Nine Months Ended
International	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Gross written premiums	$323,741	$272,603	$906,089	$797,606
Net written premiums	168,400	146,330	479,655	435,650

Premiums earned	$163,949	$147,864	$465,721	$433,099
Incurred losses and LAE	118,390	89,214	478,966	260,964
Commission and brokerage	38,289	34,840	106,009	100,062
Other underwriting expenses	6,675	6,159	20,363	16,463
Underwriting gain (loss)	$595	$17,651	$(139,617)	$55,610

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Underwriting gain (loss)	$19,692	$80,880	$(89,326)	$203,488
Net investment income	74,212	65,492	248,665	179,667
Net realized capital gains (losses)	159,569	101,394	58,789	56,151
Realized gain on debt repurchase	-	-	-	78,271
Corporate expense	(1,529)	(1,675)	(5,218)	(4,871)
Interest, fee and bond issue cost amortization expense	(12,817)	(17,073)	(41,879)	(53,779)
Other income (expense)	(3,617)	15,081	10,204	7,801
Income (loss) before taxes	$235,510	$244,099	$181,235	$466,728

The Company produces business in the U.S. and internationally.  The net income deriving from and assets residing in the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records.  Based on gross written premium, other than the U.S. and Canada, no other country represented more than 5% of the Company’s revenues.

14.  RELATED-PARTY TRANSACTIONS

Parent

Group’s Board of Directors approved an amended share repurchase program authorizing Group and/or its subsidiary Holdings to purchase Group’s common shares through open market transactions, privately negotiated transactions or both.  The table below represents the amendments to the share repurchase program for the common shares approved for repurchase.

Common Shares
Amendment Date	Purchased
(Dollars in thousands)
09/21/2004	$5,000,000
07/21/2008	5,000,000
02/24/2010	5,000,000
$15,000,000

As of September 30, 2010, Holdings held 8,702,826 common shares of Group, which it had purchased in the open market between February 1, 2007 and September 27, 2010.  The table below represents the total purchase price for these common shares purchased.

(Dollars in thousands)
Total purchase price	$746,046

Holdings reports these purchases as other invested assets, fair value, in the consolidated balance sheets with changes in fair value re-measurement recorded in net realized capital gains (losses) in the consolidated statements of operations and comprehensive income (loss).  The following table presents the dividends received on these common shares that are reported as net investment income in the consolidated statements of operations and comprehensive income (loss) for the period indicated.

(Dollars in thousands)	At September 30, 2010
Dividends received	$9,569

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

The table below represents affiliated quota share reinsurance agreements ("whole account quota share") for all new and renewal business for the indicated coverage period:

(Dollars in thousands)
		Percent	Assuming		Single		Aggregate
Coverage Period	Ceding Company	Ceded	Company	Type of Business	Occurrence Limit		Limit

01/01/2002-12/31/2002	Everest Re	20.0%	Bermuda Re	property / casualty business	$-		$-

01/01/2003-12/31/2003	Everest Re	25.0%	Bermuda Re	property / casualty business	-		-

01/01/2004-12/31/2005	Everest Re	22.5%	Bermuda Re	property / casualty business	-		-
	Everest Re	2.5%	Everest International	property / casualty business	-		-

01/01/2006-12/31/2006	Everest Re	18.0%	Bermuda Re	property business	125,000	(1)	-
	Everest Re	2.0%	Everest International	property business	-		-

01/01/2006-12/31/2007	Everest Re	31.5%	Bermuda Re	casualty business	-		-
	Everest Re	3.5%	Everest International	casualty business	-		-

01/01/2007-12/31/2007	Everest Re	22.5%	Bermuda Re	property business	130,000	(1)	-
	Everest Re	2.5%	Everest International	property business	-		-

01/01/2008-12/31/2008	Everest Re	36.0%	Bermuda Re	property / casualty business	130,000	(1)	275,000	(2)
	Everest Re	4.0%	Everest International	property / casualty business	-		-

01/01/2009-12/31/2009	Everest Re	36.0%	Bermuda Re	property / casualty business	150,000	(1)	325,000	(2)
	Everest Re	8.0%	Everest International	property / casualty business	-		-

01/01/2010	Everest Re	44.0%	Bermuda Re	property / casualty business	150,000		325,000

01/01/2003-12/31/2006	Everest Re- Canadian Branch	50.0%	Bermuda Re	property business	-		-
01/01/2007-12/31/2009	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	-		-
01/01/2010	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	350,000		-

(1) The single occurance limit is applied before the loss cessions to either Bermuda Re or Everest International.
(2) The aggregate limit is applied before the loss cessions to either Bermuda Re or Everest International.

For premiums earned and losses incurred for the period January 1, 2002 through December 31, 2002, Everest Re, Everest National Insurance Company and Everest Security Insurance Company entered into an Excess of Loss Reinsurance Agreement with Bermuda Re, covering workers’ compensation losses occurring on and after January 1, 2002, as respect to new, renewal and in force policies effective on that date through December 31, 2002.  The table below represents Bermuda Re's liability limits for any losses per one occurrence.

	Liability Limits
(Dollars in thousands)	Exceeding	Not to Exceed
Losses per one occurrence	$100,000	$150,000

The table below represents loss portfolio transfer reinsurance agreements whereby net insurance exposures and reserves were transferred to an affiliate.

(Dollars in thousands)

Effective	Transferring	Assuming	% of Business or	Covered Period
Date	Company	Company	Amount of Transfer	of Transfer

09/19/2000	Mt. McKinley	Bermuda Re	100%	All years
10/01/2001	Everest Re (Belgium Branch)	Bermuda Re	100%	All years
10/01/2008	Everest Re	Bermuda Re	$747,022	01/01/2002-12/31/2007

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, for the periods indicated:

	Three Months Ended		Nine Months Ended
Bermuda Re	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Ceded written premiums	$400,977	$323,098	$1,046,727	$879,163
Ceded earned premiums	330,525	286,537	944,755	835,673
Ceded losses and LAE (a)	211,862	196,630	694,938	529,229

	Three Months Ended		Nine Months Ended
Everest International	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Ceded written premiums	$(3,587)	$68,937	$45,354	$152,819
Ceded earned premiums	17,548	49,381	92,052	121,664
Ceded losses and LAE	15,491	27,070	79,277	63,625

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

15. INCOME TAXES

The Company uses a projected annual effective tax rate to calculate its quarterly tax expense in accordance with FASB guidance.  Under this methodology, when an interim quarter’s pre-tax income (loss) varies significantly from a full year’s income (loss) projection, the tax impact resulting from the income (loss) variance is effectively spread between the impacted quarter and the remaining quarters of the year, except for discrete items impacting an individual quarter.

In 2007, the Internal Revenue Service completed its examination of the Company’s consolidated U.S. tax returns for 2003 and 2004 and issued an examination report proposing various adjustments.  The Company submitted a formal protest including requests for affirmative adjustments and has been participating in the appeals process.  This appeal process may result in recognition of the Company’s related unrecognized tax benefits within the next 12 months, which will positively affect the Company’s results of operations in the period of recognition.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(Dollars in millions)	2010	2009	(Decrease)	2010	2009	(Decrease)
Gross written premiums	$973.7	$916.3	6.3%	$2,633.2	$2,506.1	5.1%
Net written premiums	497.9	452.7	10.0%	1,346.4	1,328.4	1.4%

REVENUES:
Premiums earned	$465.3	$438.3	6.2%	$1,322.2	$1,337.5	-1.1%
Net investment income	74.2	65.5	13.3%	248.7	179.7	38.4%
Net realized capital gains (losses)	159.6	101.4	57.4%	58.8	56.2	4.7%
Realized gain on debt repurchase	-	-	NA	-	78.3	NA
Other income (expense)	(3.6)	15.1	-124.0%	10.2	7.8	30.8%
Total revenues	695.5	620.3	12.1%	1,639.8	1,659.4	-1.2%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	326.9	242.0	35.1%	1,068.7	777.3	37.5%
Commission, brokerage, taxes and fees	81.5	77.3	5.4%	237.5	252.4	-5.9%
Other underwriting expenses	37.2	38.2	-2.5%	105.3	104.4	0.9%
Corporate expense	1.5	1.7	-8.7%	5.2	4.9	7.2%
Interest, fee and bond issue cost amortization expense	12.8	17.1	-24.9%	41.9	53.8	-22.1%
Total claims and expenses	460.0	376.3	22.3%	1,458.6	1,192.7	22.3%

INCOME (LOSS) BEFORE TAXES	235.5	244.1	-3.5%	181.2	466.7	-61.2%
Income tax expense (benefit)	66.9	80.0	-16.4%	40.6	128.4	-68.4%
NET INCOME (LOSS)	$168.7	$164.1	2.7%	$140.6	$338.3	-58.4%

RATIOS:			Point Change			Point Change
Loss ratio	70.3%	55.2%	15.1	80.8%	58.1%	22.7
Commission and brokerage ratio	17.5%	17.6%	(0.1)	18.0%	18.9%	(0.9)
Other underwriting expense ratio	8.0%	8.7%	(0.7)	8.0%	7.8%	0.2
Combined ratio	95.8%	81.5%	14.3	106.8%	84.8%	22.0

				At	At	Percentage
				September 30,	December 31,	Increase/
(Dollars in millions)				2010	2009	(Decrease)
Balance sheet data:
Total investments and cash				$8,412.4	$8,031.6	4.7%
Total assets				14,015.3	13,379.6	4.8%
Loss and loss adjustment expense reserves				7,611.6	7,300.1	4.3%
Total debt				901.0	1,018.0	-11.5%
Total liabilities				10,908.4	10,520.8	3.7%
Stockholder's equity				3,106.9	2,858.8	8.7%

(NA, not applicable)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by $57.4 million, or 6.3%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, reflecting an increase of $76.2 million in our reinsurance business, partially offset by a decline of $18.9 million in our insurance business.  Gross written premiums increased by $127.1 million, or 5.1%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, reflecting an increase of $131.0 million in our reinsurance business, partially offset by a decline of $3.9 million in our insurance business.  The increase in reinsurance premiums were primarily the result of increased writings in our treaty property and international treaty lines of business.  The decrease in insurance premiums were primarily the result of loss of business on terminated programs, lower premiums on a few of the existing programs and lower audit premium accruals on the workers’ compensation line of business.

Net written premiums increased by $45.2 million, or 10.0%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, and by $18.0 million, or 1.4%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  The fluctuations in net written premiums in comparison to the fluctuations in gross written premiums were primarily attributable to fluctuations in cessions under the affiliated quota share agreements.  Premiums earned increased $27.0 million, or 6.2%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and decreased by $15.4 million, or 1.1%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period, whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income increased $8.7 million, or 13.3%, for the three months ended September 30, 2010, primarily as a result of net investment gains from our limited partnerships of $1.1 million compared to net investment losses of $4.4 million for the three months ended September 30, 2009.  Net investment income increased $69.0 million, or 38.4%, for the nine months ended September 30, 2010, primarily as a result of net investment gains from our limited partnerships of $19.4 million compared with net investment losses of $36.5 million for the comparable period in 2009.  Net pre-tax investment income, as a percentage of average invested assets, was 3.7% for the three months ended September 30, 2010, compared to 3.4% for the three months ended September 30, 2009 and was 4.2% for the nine months ended September 30, 2010 compared to 3.1% for the nine months ended September 30, 2009.  The variances in these yields were primarily the result of fluctuations in our limited partnership income.

Net Realized Capital Gains (Losses).  Net realized capital gains were $159.6 million for the three months ended September 30, 2010 and were comprised of $164.8 million from gains in fair value re-measurements, which were partially offset by $3.2 million of net realized capital losses from sales on our fixed maturity and equity securities and $2.0 million of other-than-temporary impairments.  Net realized capital gains were $101.4 million for the three months ended September 30, 2009.  Of the $101.4 million, $96.0 million was from gains in fair value re-measurements and $5.4 million of net realized capital gains from sales on our fixed maturity and equity securities.

Net realized capital gains were $58.8 million for the nine months ended September 30, 2010 and were comprised of $63.9 million from gains in fair value re-measurements, which were partially offset by $3.1 million net realized capital loss from sales on our fixed maturity and equity securities and $2.0 million of other-than-temporary impairments.  Net realized capital gains were $56.2 million for the nine months ended September 30, 2009 and were comprised of $79.3 million from gains in fair value re-measurements, which were partially offset by $17.7 million net realized capital losses from the sale on our fixed maturity and equity securities and $5.5 million of other-than-temporary impairments.

Realized Gain on Debt Repurchase.  On March 19, 2009, we commenced a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes due 2067. Upon expiration of the tender offer, we had reduced our outstanding debt by $161.4 million, which resulted in a pre-tax gain on debt repurchase of $78.3 million.

Other Income (Expense).  We recorded other expense of $3.6 million and other income of $10.2 million for the three and nine months ended September 30, 2010, respectively.  We recorded other income of $15.1 million and $7.8 million for the three and nine months ended September 30, 2009, respectively.  The changes were primarily due to fluctuations in the amortization of deferred gains on retroactive reinsurance agreements with affiliates and fluctuations in currency exchange rates.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following tables present our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional (a)	$297.6	64.0%		$(5.6)	-1.2%		$292.0	62.7%
Catastrophes (b)	35.5	7.6%		(0.5)	-0.1%		35.0	7.5%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$333.1	71.6%		$(6.2)	-1.3%		$326.9	70.3%

2009
Attritional (a)	$246.7	56.3%		$(19.1)	-4.4%		$227.6	51.9%
Catastrophes	11.2	2.6%		3.2	0.7%		14.4	3.3%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$257.9	58.8%		$(15.9)	-3.6%		$242.0	55.2%

Variance 2010/2009
Attritional (a)	$50.9	7.7	pts	$13.5	3.2	pts	$64.4	10.8	pts
Catastrophes	24.3	5.0	pts	(3.7)	(0.8)	pts	20.6	4.2	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total	$75.2	12.8	pts	$9.7	2.3	pts	$84.9	15.1	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional (a)	$831.4	62.9%		$(5.2)	-0.4%		$826.2	62.5%
Catastrophes (b)	246.6	18.6%		(4.1)	-0.3%		242.5	18.3%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$1,077.9	81.5%		$(9.3)	-0.7%		$1,068.7	80.8%

2009
Attritional (a)	$789.0	59.0%		$(36.0)	-2.7%		$753.0	56.3%
Catastrophes	20.3	1.5%		4.0	0.3%		24.3	1.8%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$809.3	60.5%		$(32.0)	-2.4%		$777.3	58.1%

Variance 2010/2009
Attritional (a)	$42.4	3.9	pts	$30.8	2.3	pts	$73.2	6.2	pts
Catastrophes	226.3	17.1	pts	(8.1)	(0.6)	pts	218.2	16.5	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total	$268.6	21.0	pts	$22.7	1.7	pts	$291.4	22.7	pts

(a) Attritional losses exclude catastrophe and A&E losses.
(b) Effective with 2010 reporting period, a catastrophe is a property event with expected reported losses of at least $10.0 million.
All prior periods reflect a catastrophe as a property event with expected reported losses of at least $5.0 million.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by $84.9 million, or 35.1%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  Of the $84.9 million increase, current year attritional losses increased $50.9 million, or 7.7 points, primarily as the result of an increase in premiums earned and higher expected loss ratios.  The $24.3 million, or 5.0 points, increase in current year catastrophe losses was primarily due to the New Zealand earthquake and the Canadian hailstorm.

Incurred losses and LAE increased by $291.4 million, or 37.5%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  Of the $291.4 million increase, current year catastrophe losses increased $226.3 million, or 17.1 points, period over period, primarily due to the Chilean earthquake, New Zealand earthquake, Australian hailstorms and the Canadian hailstorm.

Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased by $4.2 million, or 5.4%, for the three months ended September 30, 2010 compared to the same period in 2009. Commission, brokerage, taxes and fees decreased by $14.9 million, or 5.9%, for the nine months ended September 30, 2010 compared to the same period in 2009.  These changes were primarily the result of the changes in premiums earned and the mix of business.

Other Underwriting Expenses.  Other underwriting expenses were comparable, period over period, $37.2 million and $38.3 million incurred for the three months ended September 30, 2010 and 2009, respectively, and $105.3 million and $104.4 million incurred for the nine months ended September 30, 2010 and 2009, respectively.

Corporate Expenses.  Corporate expenses, which are expenses that are not allocated to segments, were comparable at $1.5 million and $1.7 million for the three months ended September 30, 2010 and 2009, respectively, and $5.2 million and $4.9 million for the nine months ended September 30, 2010 and 2009, respectively.  These expenses were previously included as underwriting expenses and therefore included in the other underwriting expense ratio.  Effective January 1, 2010, these expenses were removed from the calculation of the other underwriting expense ratio and prior periods were recalculated to conform.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $12.8 million and $17.1 million for the three months ended September 30, 2010 and 2009, respectively, and $41.9 million and $53.8 million for the nine months ended September 30, 2010 and 2009, respectively.  These decreases were primarily due to the combination of the repurchase of debt in March 2009 and maturing of debt in 2010.

Income Tax Expense (Benefit).  We had income tax expense of $66.9 million and $40.6 million for the three and nine months ended September 30, 2010, respectively, and income tax expense of $80.0 million and $128.4 million for the three and nine months ended September 30, 2009, respectively.  The period over period variance was primarily due to lower pre-tax income in 2010 versus 2009.  Our income tax is primarily a function of the statutory tax rate coupled with the impact from tax-preferenced investment income.

Net Income (Loss).
We reported net income of $168.7 million and $140.6 million for the three and nine months ended September 30, 2010, respectively, compared to net income of $164.1 million and $338.3 million for the three and nine months ended September 30, 2009, respectively.  These changes were the result of the items discussed above.

Ratios.
Our combined ratio increased by 14.3 points to 95.8% for the three months ended September 30, 2010 compared to 81.5% for the three months ended September 30, 2009, and increased by 22.0 points to 106.8% for the nine months ended September 30, 2010 compared to 84.8% for the nine months ended September 30, 2009.  The loss ratio component increased 15.1 points and 22.7 points for the three and nine months ended September 30, 2010, respectively, over the same period last year, principally due to the increase in current year catastrophe losses as a result of the Chilean earthquake, New Zealand earthquake, Australian hailstorms and the Canadian hailstorm and also due to an increase in expected current year loss ratios.   Both the other underwriting expense ratio component and the commission and brokerage ratio component remained relatively flat over the same periods last year.

Stockholder's Equity.
Stockholder's equity increased by $248.2 million to $3,106.9 million at September 30, 2010 from $2,858.8 million at December 31, 2009, principally as a result of $140.6 million of net income, $89.1 million of unrealized appreciation on investments, net of tax, $11.9 million of foreign currency translation adjustments, $5.3 million of share-based compensation transactions and $1.3 million of pension adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income increased 13.3% to $74.2 million for the three months ended September 30, 2010 compared to $65.5 million for the three months ended September 30, 2009, and increased 38.4% to $248.7 million for the nine months ended September 30, 2010 compared to $179.7 million for the nine months ended September 30, 2009.  The increase for the three and nine months, period over period, was primarily due to an increase in recorded gains and losses from our limited partnership investments.  The losses for the nine months of 2009 included the results of 2008 fourth quarter losses from those limited partnerships that invested in non-public securities and were on a quarter reporting lag.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2010	2009	2010	2009
Fixed maturities	$69.9	$71.0	$219.3	$212.9
Equity securities	2.5	0.8	7.5	2.2
Short-term investments and cash	0.1	0.3	0.3	3.3
Other invested assets
Limited partnerships	1.1	(4.4)	19.4	(36.5)
Other	4.2	0.7	10.5	5.7
Total gross investment income	77.7	68.2	256.9	187.6
Interest debited (credited) and other expense	(3.5)	(2.8)	(8.2)	(7.9)
Total net investment income	$74.2	$65.5	$248.7	$179.7
(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	September 30,	December 31,
	2010	2009
Imbedded pre-tax yield of cash and invested assets	3.8%	3.7%
Imbedded after-tax yield of cash and invested assets	3.1%	3.1%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Annualized pre-tax yield on average cash and invested assets	3.7%	3.4%	4.2%	3.1%
Annualized after-tax yield on average cash and invested assets	3.0%	2.9%	3.4%	2.7%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2010	2009	Variance	2010	2009	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$0.2	$2.0	$(1.8)	$7.2	$4.0	$3.2
Losses	(4.8)	(6.1)	1.3	(11.0)	(36.6)	25.6
Total	(4.6)	(4.1)	(0.5)	(3.8)	(32.6)	28.8

Fixed maturity securities, fair value
Gains	0.5	0.3	0.2	0.8	0.6	0.2
Losses	-	(0.1)	0.1	-	(0.1)	0.1
Total	0.5	0.2	0.3	0.8	0.4	0.3

Equity securities, market value
Gains	-	8.0	(8.0)	-	8.0	(8.0)
Losses	-	-	-	-	-	-
Total	-	8.0	(8.0)	-	8.0	(8.0)

Equity securities, fair value
Gains	1.0	1.3	(0.3)	4.6	7.2	(2.6)
Losses	(0.1)	-	(0.1)	(4.7)	(0.7)	(4.0)
Total	1.0	1.3	(0.3)	-	6.5	(6.5)

Total net realized gains (losses) from sales
Gains	1.7	11.6	(9.9)	12.6	19.8	(7.2)
Losses	(4.9)	(6.3)	1.4	(15.7)	(37.5)	21.8
Total	(3.2)	5.4	(8.6)	(3.1)	(17.7)	14.6

Other-than-temporary impairments:	(2.0)	-	(2.0)	(2.0)	(5.5)	3.5

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	3.3	5.8	(2.5)	3.8	7.8	(4.0)
Equity securities, fair value	34.9	23.1	11.8	18.1	23.4	(5.3)
Other invested assets, fair value	126.6	67.1	59.5	42.0	48.1	(6.1)
Total	164.8	96.0	68.8	63.9	79.3	(15.4)

Total net realized capital gains (losses)	$159.6	$101.4	$58.2	$58.8	$56.2	$2.6

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $159.6 million and $101.4 million for the three months ended September 30, 2010 and 2009, respectively.  We recorded $164.8 million and $96.0 million of gains due to fair value re-measurements on fixed maturity and equity securities and other invested assets, and $3.2 million of net realized capital losses and $5.4 million of net realized capital gains from sales of fixed maturity and equity securities and $2.0 million and $0.0 million of other-than-temporary impairments on fixed maturity securities for the three months ended September 30, 2010 and 2009, respectively.  The gains from other invested assets at fair value represent the movement in market value from our investment in our parent’s common equity.

Net realized capital gains were $58.8 million and $56.2 million for the nine months ended September 30, 2010 and 2009, respectively.  We recorded $63.9 million and $79.3 million of gains due to fair value re-measurements on fixed maturity and equity securities and other invested assets, and $3.1 million and $17.7 million of net realized capital losses from sales of fixed maturity and equity securities and $2.0 million and

$5.5 million of other-than-temporary impairments on fixed maturity securities for the nine months ended September 30, 2010 and 2009, respectively.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2010	2009	Variance	% Change	2010	2009	Variance	% Change
Gross written premiums	$372.4	$345.6	$26.8	7.8%	$884.6	$876.0	$8.5	1.0%
Net written premiums	205.1	191.7	13.5	7.0%	484.0	487.8	(3.8)	-0.8%

Premiums earned	$159.7	$162.0	$(2.4)	-1.5%	$449.2	$489.1	$(39.9)	-8.2%
Incurred losses and LAE	84.3	56.2	28.2	50.1%	258.8	232.3	26.5	11.4%
Commission and brokerage	25.1	21.4	3.7	17.2%	88.1	90.5	(2.4)	-2.6%
Other underwriting expenses	8.9	9.7	(0.7)	-7.6%	26.1	25.3	0.9	3.4%
Underwriting gain (loss)	$41.3	$74.8	$(33.5)	-44.7%	$76.1	$141.0	$(64.9)	-46.0%

				Point Chg				Point Chg
Loss ratio	52.8%	34.7%		18.1	57.6%	47.5%		10.1
Commission and brokerage ratio	15.7%	13.2%		2.5	19.6%	18.5%		1.1
Other underwriting expense ratio	5.6%	5.9%		(0.3)	5.9%	5.2%		0.7
Combined ratio	74.1%	53.8%		20.3	83.1%	71.2%		11.9

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 7.8% to $372.4 million for the three months ended September 30, 2010 from $345.6 million for the three months ended September 30, 2009, primarily due to a $37.0 million (18.2%) increase in treaty property volume, partially offset by a $5.3 million (19.6%) decrease in the crop hail quota share treaties, $4.2 million (4.5%) decrease in U.S. treaty casualty volume and a $0.7 million (3.1%) decrease in facultative volume. Net written premiums increased by 7.0% to $205.1 million for the three months ended September 30, 2010 compared to $191.7 million for the three months ended September 30, 2009, primarily due to the increase in gross written premiums.  Premiums earned decreased by 1.5% to $159.7 million for the three months ended September 30, 2010 compared to $162.0 million for the three months ended September 30, 2009.  The change in premiums earned relative to net written premiums is primarily the result of timing on proportional contracts where premiums are earned ratably over the coverage period whereas written premiums are recorded on the initiation of the coverage period.

Gross written premiums increased by 1.0% to $884.6 million for the nine months ended September 30, 2010 from $876.0 million for the nine months ended September 30, 2009, primarily due to a $64.0 million (13.5%) increase in treaty property volume, partially offset by a $24.4 million (35.7%) decrease in the crop hail quota share treaties, a $17.6 million (24.6%) decrease in facultative volume and a $13.3 million (5.1%) decrease in U.S. treaty casualty volume. Net written premiums decreased slightly by 0.8% to $484.0 million for the nine months ended September 30, 2010 compared to $487.8 million for the nine months ended September 30, 2009.  Premiums earned decreased by 8.2% to $449.2 million for the nine months ended September 30, 2010 compared to $489.1 million for the nine months ended September 30, 2009.  Variances for premiums earned for the nine months were driven by similar factors as those discussed above for the three months.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$88.9	55.6%		$(1.5)	-0.9%		$87.4	54.7%
Catastrophes	(2.7)	-1.7%		(0.3)	-0.2%		(3.1)	-1.9%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$86.1	53.9%		$(1.8)	-1.1%		$84.3	52.8%

2009
Attritional	$72.7	44.9%		$(18.4)	-11.4%		$54.3	33.5%
Catastrophes	-	0.0%		1.8	1.1%		1.8	1.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$72.7	44.9%		$(16.6)	-10.2%		$56.2	34.7%

Variance 2010/2009
Attritional	$16.2	10.7	pts	$16.9	10.5	pts	$33.1	21.2	pts
Catastrophes	(2.7)	(1.7)	pts	(2.1)	(1.3)	pts	(4.9)	(3.0)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$13.4	9.0	pts	$14.8	9.1	pts	$28.1	18.1	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$244.0	54.3%		$4.0	0.9%		$248.1	55.2%
Catastrophes	10.1	2.3%		0.6	0.1%		10.7	2.4%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$254.2	56.6%		$4.6	1.0%		$258.8	57.6%

2009
Attritional	$250.2	51.2%		$(18.1)	-3.7%		$232.1	47.5%
Catastrophes	-	0.0%		0.1	0.0%		0.1	0.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$250.2	51.2%		$(18.0)	-3.7%		$232.3	47.5%

Variance 2010/2009
Attritional	$(6.2)	3.1	pts	$22.1	4.6	pts	$16.0	7.7	pts
Catastrophes	10.1	2.3	pts	0.5	0.1	pts	10.6	2.4	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$4.0	5.4	pts	$22.6	4.7	pts	$26.5	10.1	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses were $28.1 million (18.1 points) higher at $84.3 million for the three months ended September 30, 2010 compared to $56.2 million for the three months ended September 30, 2009, primarily as a result of the $33.1 million increase in attritional losses due to the increase in current year treaty property expected loss ratios and a $16.9 million increase in prior years reserve development primarily on treaty casualty business due to more favorable development in 2009, partially offset by a $4.9 million combined decrease in both current year and prior years’ catastrophe losses.

Incurred losses were $26.5 million (10.1 points) higher at $258.8 million for the nine months ended September 30, 2010 compared to $232.3 million for the nine months ended September 30, 2009, primarily as a result of the $22.1 million (4.6 points) increase in prior years’ attritional losses, principally due to less favorable development on treaty casualty’s prior years’ losses, and a $10.6 million (2.4 points) increase in catastrophe losses, due to the New Zealand earthquake and Chilean earthquake.

Segment Expenses. Commission and brokerage expenses increased 17.2% to $25.1 million for the three months ended September 30, 2010 compared to $21.4 million for the three months ended September 30, 2009.  Commission and brokerage expenses decreased 2.6% to $88.1 million for the nine months ended September 30, 2010 compared to $90.5 million for the nine months ended September 30, 2009. The increase for the quarter was primarily due to an increase in commission on a large treaty property transaction and an increase in contingent commissions on treaty casualty business.

Segment other underwriting expenses for the three months ended September 30, 2010 decreased slightly to $8.9 million from $9.7 million for the three months ended September 30, 2009 and segment other underwriting expenses for the nine months ended September 30, 2010 increased slightly to $26.1 million from $25.3 million for the nine months ended September 30, 2009.

U.S. Insurance.
The following table presents the underwriting results and ratios for the U.S. Insurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2010	2009	Variance	% Change	2010	2009	Variance	% Change
Gross written premiums	$211.6	$230.5	$(18.9)	-8.2%	$644.8	$648.7	$(3.9)	-0.6%
Net written premiums	89.2	76.4	12.8	16.8%	272.5	301.9	(29.4)	-9.7%

Premiums earned	$104.0	$89.2	$14.7	16.5%	$291.3	$306.9	$(15.5)	-5.1%
Incurred losses and LAE	99.0	71.4	27.6	38.6%	243.7	210.3	33.4	15.9%
Commission and brokerage	10.4	10.5	(0.1)	-0.8%	18.2	32.4	(14.2)	-43.9%
Other underwriting expenses	19.5	20.0	(0.5)	-2.5%	52.3	56.4	(4.1)	-7.2%
Underwriting gain (loss)	$(24.9)	$(12.7)	$(12.2)	96.6%	$(22.9)	$7.7	$(30.7)	NM

				Point Chg				Point Chg
Loss ratio	95.2%	80.0%		15.2	83.7%	68.5%		15.2
Commission and brokerage ratio	10.0%	11.8%		(1.8)	6.2%	10.6%		(4.4)
Other underwriting expense ratio	18.8%	22.4%		(3.6)	18.0%	18.4%		(0.4)
Combined ratio	124.0%	114.2%		9.8	107.9%	97.5%		10.4

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 8.2% to $211.6 million for the three months ended September 30, 2010 compared to $230.5 million for the three months ended September 30, 2009, as we continue to adjust our book of business in response to changing market conditions.  Net written premiums were higher in 2010 primarily due to higher cessions under the affiliated quota share during the third quarter of 2009.  Premiums earned increased 16.5% to $104.0 million for the three months ended September 30, 2010 compared to $89.2 million for the three months ended September 30, 2009, generally in line with the increase in net written premiums.

Gross written premiums decreased by 0.6% to $644.8 million for the nine months ended September 30, 2010 compared to $648.7 million for the nine months ended September 30, 2009.  Net written premiums decreased by a larger percentage than the decline in gross written premiums due to increased cessions on certain programs.  Premiums earned decreased 5.1% to $291.3 million for the nine months ended September 30, 2010 compared to $306.9 million for the nine months ended September 30, 2009 due to the lower net written premiums.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the U.S. Insurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$89.2	85.8%		$9.8	9.4%		$99.0	95.2%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$89.2	85.8%		$9.8	9.4%		$99.0	95.2%

2009
Attritional	$71.4	80.0%		$0.1	0.1%		$71.4	80.0%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$71.4	80.0%		$0.1	0.1%		$71.4	80.0%

Variance 2010/2009
Attritional	$17.8	5.8	pts	$9.7	9.3	pts	$27.6	15.2	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total segment	$17.8	5.8	pts	$9.7	9.3	pts	$27.6	15.2	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$234.0	80.4%		$9.7	3.3%		$243.7	83.7%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$234.0	80.4%		$9.7	3.3%		$243.7	83.7%

2009
Attritional	$226.8	73.9%		$(16.4)	-5.4%		$210.3	68.5%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$226.8	73.9%		$(16.4)	-5.4%		$210.3	68.5%

Variance 2010/2009
Attritional	$7.2	6.5	pts	$26.1	8.7	pts	$33.4	15.2	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total segment	$7.2	6.5	pts	$26.1	8.7	pts	$33.4	15.2	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 38.6% to $99.0 million for the three months ended September 30, 2010 compared to $71.4 million for the three months ended September 30, 2009.  The increase was due to higher current year attritional reserves, resulting primarily from the increase in premiums earned and the $9.7 million increase in prior years’ reserves.

Incurred losses and LAE increased by 15.9% to $243.7 million for the nine months ended September 30, 2010 compared to $210.3 million for the nine months ended September 30, 2009.  The increase was primarily due to the $26.1 million increase in prior years’ attritional losses, primarily due to favorable development in 2009 of prior years’ attritional reserves, specifically net casualty losses.

Segment Expenses. Commission and brokerage expenses decreased by 0.8% to $10.4 million for the three months ended September 30, 2010 compared to $10.5 million for the three months ended September 30, 2009.  Commission and brokerage expenses decreased by 43.9% to $18.2 million for the nine months ended September 30, 2010 compared to $32.4 million for the nine months ended September 30, 2009. These decreases are primarily due to the changes in net premiums earned in conjunction with the impact of variations in reinsurance ceded, particularly under the affiliated quota share.

Segment other underwriting expenses for the three months ended September 30, 2010 decreased to $19.5 million from $20.0 million for the three months ended September 30, 2009.  Segment other underwriting expenses for the nine months ended September 30, 2010 decreased to $52.3 million from $56.4 million for the nine months ended September 30, 2009.  These decreases were the result of management’s direct actions to reduce expenses.

Specialty Underwriting.
The following table presents the underwriting results and ratios for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2010	2009	Variance	% Change	2010	2009	Variance	% Change
Gross written premiums	$65.9	$67.6	$(1.7)	-2.5%	$197.7	$183.7	$13.9	7.6%
Net written premiums	35.1	38.3	(3.1)	-8.2%	110.2	103.0	7.2	7.0%

Premiums earned	$37.7	$39.2	$(1.5)	-3.7%	$116.0	$108.5	$7.4	6.9%
Incurred losses and LAE	25.2	25.2	-	0.1%	87.2	73.7	13.5	18.3%
Commission and brokerage	7.7	10.5	(2.8)	-27.1%	25.2	29.4	(4.3)	-14.5%
Other underwriting expenses	2.1	2.4	(0.2)	-10.1%	6.5	6.2	0.3	4.4%
Underwriting gain (loss)	$2.7	$1.1	$1.6	145.7%	$(2.9)	$(0.9)	$(2.0)	227.9%

				Point Chg				Point Chg
Loss ratio	66.9%	64.3%		2.6	75.2%	68.0%		7.2
Commission and brokerage ratio	20.3%	26.8%		(6.5)	21.7%	27.1%		(5.4)
Other underwriting expense ratio	5.7%	6.1%		(0.4)	5.6%	5.7%		(0.1)
Combined ratio	92.9%	97.2%		(4.3)	102.5%	100.8%		1.7

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 2.5% to $65.9 million for the three months ended September 30, 2010 compared to $67.6 million for the three months ended September 30, 2009, primarily due to a $6.5 million and $5.8 million decrease in marine and aviation business, respectively, partially offset by a $10.2 million increase in A&H business, attributable to travel reinsurance and medical stop loss business.  Net written premiums decreased by 8.2% to $35.1 million for the three months ended September 30, 2010 compared to $38.3 million for the three months ended September 30, 2009, primarily as a result of the decrease in gross written premiums combined with changes in amounts ceded under the affiliated quota share.  Premiums earned decreased 3.7% to $37.7 million for the three months ended September 30, 2010 compared to $39.2 million for the three months ended September 30, 2009. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 7.6% to $197.7 million for the nine months ended September 30, 2010 compared to $183.7 million for the nine months ended September 30, 2009, primarily due to an increase in A&H business, attributable to travel reinsurance and medical stop loss business of $29.0 million, partially offset by a net decrease in marine and aviation business of $14.2 million.  Correspondingly, net written premiums increased 7.0% to $110.2 million for the nine months ended September 30, 2010 compared to $103.0 million for the nine months ended September 30, 2009.  Premiums earned increased 6.9% to $116.0 million for the nine months ended September 30, 2010 compared to $108.5 million for the nine months ended September 30, 2009, relatively consistent with the increase in net written premiums.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$25.1	66.7%		$(0.4)	-1.0%		$24.8	65.6%
Catastrophes	-	0.0%		0.5	1.2%		0.5	1.2%
Total segment	$25.1	66.7%		$0.1	0.2%		$25.2	66.9%

2009
Attritional	$26.2	66.8%		$(0.2)	-0.4%		$26.0	66.4%
Catastrophes	-	0.0%		(0.8)	-2.1%		(0.8)	-2.1%
Total segment	$26.2	66.8%		$(1.0)	-2.5%		$25.2	64.3%

Variance 2010/2009
Attritional	$(1.1)	(0.1)	pts	$(0.2)	(0.6)	pts	$(1.2)	(0.8)	pts
Catastrophes	-	-	pts	1.3	3.3	pts	1.3	3.3	pts
Total segment	$(1.1)	(0.1)	pts	$1.1	2.7	pts	$-	2.6	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$83.9	72.3%		$0.1	0.1%		$84.0	72.4%
Catastrophes	-	0.0%		3.2	2.8%		3.2	2.8%
Total segment	$83.9	72.3%		$3.3	2.8%		$87.2	75.2%

2009
Attritional	$77.0	70.9%		$(6.0)	-5.5%		$71.0	65.4%
Catastrophes	-	0.0%		2.8	2.6%		2.8	2.6%
Total segment	$77.0	70.9%		$(3.2)	-3.0%		$73.7	68.0%

Variance 2010/2009
Attritional	$6.9	1.4	pts	$6.1	5.6	pts	$13.0	7.0	pts
Catastrophes	-	-	pts	0.4	0.2	pts	0.4	0.2	pts
Total segment	$6.9	1.4	pts	$6.5	5.8	pts	$13.5	7.2	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE remained flat at $25.2 million for the three months ended September 30, 2010 and 2009.  Incurred losses and LAE increased by 18.3% to $87.2 million for the nine months ended September 30, 2010 compared to $73.7 million for the nine months ended September 30, 2009.  This increase was driven by a $13.0 million (7.0 points) increase in attritional losses, primarily from the A&H business and from losses on the offshore oil rig in the Gulf.

Segment Expenses. Commission and brokerage expenses decreased 27.1% to $7.7 million for the three months ended September 30, 2010 compared to $10.5 million for the three months ended September 30, 2009.  Commission and brokerage expenses decreased 14.5% to $25.2 million for the nine months ended September 30, 2010 compared to $29.4 million for the nine months ended September 30, 2009. These decreases were due to the changes in the mix in business and lower contingent commissions on the surety book of business.

Segment other underwriting expenses decreased slightly to $2.1 million for the three months ended September 30, 2010 compared to $2.4 million for the three months ended September 30, 2009.  Segment other underwriting expenses increased slightly to $6.5 million for the nine months ended September 30, 2010 compared to $6.2 million for the nine months ended September 30, 2009.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2010	2009	Variance	% Change	2010	2009	Variance	% Change
Gross written premiums	$323.7	$272.6	$51.1	18.8%	$906.1	$797.6	$108.5	13.6%
Net written premiums	168.4	146.3	22.1	15.1%	479.7	435.7	44.0	10.1%

Premiums earned	$163.9	$147.9	$16.1	10.9%	$465.7	$433.1	$32.6	7.5%
Incurred losses and LAE	118.4	89.2	29.2	32.7%	479.0	261.0	218.0	83.5%
Commission and brokerage	38.3	34.8	3.4	9.9%	106.0	100.1	5.9	5.9%
Other underwriting expenses	6.7	6.2	0.5	8.4%	20.4	16.5	3.9	23.7%
Underwriting gain (loss)	$0.6	$17.7	$(17.1)	-96.6%	$(139.6)	$55.6	$(195.2)	NM

				Point Chg				Point Chg
Loss ratio	72.2%	60.3%		11.9	102.8%	60.3%		42.5
Commission and brokerage ratio	23.4%	23.6%		(0.2)	22.8%	23.1%		(0.3)
Other underwriting expense ratio	4.0%	4.2%		(0.2)	4.4%	3.8%		0.6
Combined ratio	99.6%	88.1%		11.5	130.0%	87.2%		42.8

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 18.8% to $323.7 million for the three months ended September 30, 2010 compared to $272.6 million for the three months ended September 30, 2009, due to continued strong growth in our Brazil, Miami and New Jersey offices, a $42.9 million increase; Canada, a $5.5 million increase; and Asia, a $2.8 million increase.  Net written premiums increased by 15.1% to $168.4 million for the three months ended September 30, 2010 compared to $146.3 million for the three months ended September 30, 2009, principally as a result of the increase in gross written premiums.  Premiums earned increased by 10.9% to $163.9 million for the three months ended September 30, 2010 compared to $147.9 million for the three months ended September 30, 2009.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 13.6% to $906.1 million for the nine months ended September 30, 2010 compared to $797.6 million for the nine months ended September 30, 2009, due to continued strong growth in Brazil, Miami and New Jersey offices, a $49.4 million increase; Asia, a $36.6 million increase; and Canada, a $22.6 million increase; the result of a combination of new business, rate increases in select areas and economic and insurance growth in some markets.  Also contributing to the increase was $13.4 million in reinstatement premiums from the Chilean earthquake.  Net written premiums increased by 10.1% to $479.7 million for the nine months ended September 30, 2010 compared to $435.7 million for the nine months ended September 30, 2009.  Premiums earned increased by 7.5% to $465.7 million for the nine months ended September 30, 2010 compared to $433.1 million for the nine months ended September 30, 2009, as a result of the increase in net written premiums.  Variance explanations for net written premiums and premiums earned for the nine months were similar to those discussed above for the three months.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$94.4	57.6%		$(13.5)	-8.3%		$80.8	49.3%
Catastrophes	38.2	23.3%		(0.7)	-0.4%		37.5	22.9%
Total segment	$132.6	80.9%		$(14.2)	-8.7%		$118.4	72.2%

2009
Attritional	$76.4	51.7%		$(0.6)	-0.4%		$75.8	51.3%
Catastrophes	11.2	7.6%		2.1	1.5%		13.4	9.0%
Total segment	$87.7	59.3%		$1.5	1.0%		$89.2	60.3%

Variance 2010/2009
Attritional	$18.0	5.9	pts	$(12.9)	(7.9)	pts	$5.0	(2.0)	pts
Catastrophes	27.0	15.7	pts	(2.8)	(1.9)	pts	24.1	13.9	pts
Total segment	$44.9	21.6	pts	$(15.7)	(9.7)	pts	$29.2	11.9	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$269.4	57.8%		$(19.0)	-4.1%		$250.4	53.8%
Catastrophes	236.4	50.8%		(7.9)	-1.7%		228.6	49.1%
Total segment	$505.9	108.6%		$(26.9)	-5.8%		$479.0	102.8%

2009
Attritional	$235.0	54.3%		$4.5	1.1%		$239.5	55.3%
Catastrophes	20.3	4.7%		1.1	0.3%		21.4	5.0%
Total segment	$255.3	58.9%		$5.7	1.3%		$261.0	60.3%

Variance 2010/2009
Attritional	$34.4	3.5	pts	$(23.5)	(5.2)	pts	$10.9	(1.5)	pts
Catastrophes	216.1	46.1	pts	(9.0)	(2.0)	pts	207.2	44.1	pts
Total segment	$250.6	49.7	pts	$(32.6)	(7.1)	pts	$218.0	42.5	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased 32.7% to $118.4 million for the three months ended September 30, 2010 compared to $89.2 million for the three months ended September 30, 2009. The increase was principally due to a $27.0 million increase in current year catastrophes losses, due to the New Zealand earthquake, Chile earthquake and the Canadian hailstorm. Attritional losses also increased primarily due to the increased premiums earned and higher expected loss ratios, which were partially offset by more favorable development of prior years’ attritional reserves.

Incurred losses and LAE increased 83.5% to $479.0 million for the nine months ended September 30, 2010 compared to $261.0 million for the nine months ended September 30, 2009.  The increase was principally due to the 2010 large catastrophes of $187.1 million for the Chilean earthquake, $28.0 million for the New Zealand earthquake, $18.0 million for the Australian hailstorms and $3.4 million for the Canadian hailstorm compared to the absence in 2009 of any similar large events.  Attritional losses also increased primarily due to the increased premiums earned and higher expected loss ratios, which were partially offset by favorable development of prior years’ attritional reserves.

Segment Expenses. Commission and brokerage expenses increased 9.9% to $38.3 million for the three months ended September 30, 2010 compared to $34.8 million for the three months ended September 30, 2009. Commission and brokerage expenses increased 5.9% to $106.0 million for the nine months ended September 30, 2010 compared to $100.1 million for the nine months ended September 30, 2009. The increases were primarily in line with the increases in premiums earned.

Segment other underwriting expenses for the three months ended September 30, 2010 were $6.7 million compared to $6.2 million for the three months ended September 30, 2009.  Segment other underwriting expenses for the nine months ended September 30, 2010 were $20.4 million compared to $16.5 million for the nine months ended September 30, 2009.  These increases were due to growth in the overall infrastructure and consistent with the growth in premiums earned resulting in stable other underwriting expense ratios.

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

Interest Rate Risk.  Our $8.4 billion investment portfolio, at September 30, 2010, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations.  The impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $474.4 million of mortgage-backed securities in the $6,485.2 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity securities portfolio (including $304.9 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates for mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At September 30, 2010
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$7,310.9	$7,066.6	$6,790.1	$6,464.2	$6,142.7
Market/Fair Value Change from Base (%)	7.7%	4.1%	0.0%	-4.8%	-9.5%
Change in Unrealized Appreciation
After-tax from Base ($)	$338.5	$179.7	$-	$(211.8)	$(420.8)

We had $7,611.6 million and $7,300.1 million of gross reserves for losses and LAE as of September 30, 2010 and December 31, 2009, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At September 30, 2010
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$305.8	$344.1	$382.3	$420.5	$458.7
After-tax Change in Fair/Market Value	(49.7)	(24.8)	-	24.8	49.7

Foreign Exchange Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of September 30, 2010, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2009.

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

Dated: November 15, 2010