Form 10-K
period 2010-12-31
EVEREST REINSURANCE HOLDINGS INC
filed 2011-03-30
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010

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

The aggregate market value on June 30, 2010, the last business day of the registrant’s most recently completed second quarter, of the voting stock held by non-affiliates of the registrant was zero.

At March 15, 2011, the number of shares outstanding of the registrant common shares was 1,000, all of which are owned by Everest Underwriting Group (Ireland) Limited, a wholly-owned direct subsidiary of Everest Re Group, Ltd.

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I of Form 10-K.

EVEREST REINSURANCE HOLDINGS, INC.

FORM 10-K

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

The Company’s principal business, conducted through its operating segments, is the underwriting of reinsurance and insurance in the U.S. and international markets. The Company had gross written premiums, in 2010, of $3.5 billion, with approximately 75% representing reinsurance and 25% representing insurance.  Stockholder’s equity at December 31, 2010 was $3.1 billion. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company’s preferred reinsurance purchasing method.  The Company underwrites insurance principally through general agent relationships, brokers and surplus lines brokers.  Holdings’ active operating subsidiaries, excluding Mt. McKinley Insurance Company (“Mt. McKinley”), which is in runoff, are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.

Following is a summary of the Company’s operating subsidiaries:

•
Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states, the District of Columbia and Puerto Rico and is authorized to conduct reinsurance business in Canada, Singapore and Brazil. Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets.  Everest Re has engaged in reinsurance transactions with Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”) and Everest International Reinsurance, Ltd. (“Everest International”), affiliates, primarily driven by enterprise risk and capital management considerations under which business is ceded at market rates and terms (“the affiliated quota share agreement”).  At December 31, 2010 Everest Re had statutory surplus of $2.5 billion.

•
Everest Insurance Company of Canada (“Everest Canada”), a Canadian insurance company and direct subsidiary of Everest Re, is licensed to write property and casualty insurance in all Canadian provinces.  As of December 31, 2010, Everest Canada was an inactive entity; however, in January 2011, Everest Re contributed additional capital to Everest Canada in order to resume operating activities.  The Company expects that Everest Canada will begin writing new insurance business in 2011.

•
Everest National Insurance Company (“Everest National”), a Delaware insurance company and a direct subsidiary of Everest Re, is licensed in 50 states and the District of Columbia and is authorized to write property and casualty insurance on an admitted basis in the jurisdictions in which it is licensed. The majority of Everest National’s business is reinsured by its parent, Everest Re.

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

Capital Transactions.
The Company’s business operations are in part dependent on its financial strength and financial strength ratings, and the market’s perception of its financial strength.  The Company’s stockholder’s equity was $3,127.7 million and $2,858.8 million at December 31, 2010 and 2009, respectively. The Company possesses significant financial flexibility with access to the debt markets and, through its ultimate parent, equity markets, as a result of its perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.  The Company’s capital position remains strong, commensurate with its financial ratings and the Company has ample liquidity to meet its financial obligations for the foreseeable future.

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

All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies.  The ratings presented in the following table were in effect as of February 28, 2011.

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

A.M. Best states that the “A+” (“Superior”) rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing insurance policy and contract obligations based on A.M. Best’s comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile.  Standard & Poor’s states that the “A+” rating is assigned to those insurance companies which, in its opinion, have strong financial security characteristics with respect to their ability to pay under its insurance policies and contracts in accordance with their terms.  Moody’s states that insurance companies rated “Aa” offer excellent financial security.  Together with the “Aaa” rated companies, “Aa” rated companies constitute what are generally known as high-grade companies, with “Aa” rated companies generally having somewhat larger long-term risks.

Subsidiaries other than Everest Re may not be rated by some or any rating agencies because such ratings are not considered essential by the individual subsidiary’s customers or because of the limited nature of the subsidiary’s operations.  In particular, Mt. McKinley is not rated because it is in run-off status.

Debt Ratings.
The following table shows the debt ratings by A.M. Best, Standard & Poor’s and Moody’s of the Holdings’ senior notes due October 15, 2014, long term notes due May 1, 2067 and Everest Re Capital Trust II’s (“Capital Trust II”) trust preferred securities due March 29, 2034, all of which are considered investment grade.  Debt ratings are the rating agencies’ current assessment of the credit worthiness of an obligor with respect to a specific obligation.

	A.M. Best		Standard & Poor's		Moody's
Senior Notes	a-	(Strong)	A-	(Strong)	A3	(Good)
Long Term Notes	bbb	(Adequate)	BBB	(Adequate)	Baa1	(Adequate)
Trust Preferred Securities	bbb+	(Adequate)	BBB	(Adequate)	Baa1	(Adequate)

A debt rating of “a-” is assigned by A.M. Best where the issuer, in A.M. Best’s opinion, has a strong ability to meet the terms of the obligation.  A.M. Best assigns a debt rating in the “bbb” range where the issuer, in A.M. Best’s opinion, has adequate ability to meet the terms of the obligation.  Standard & Poor’s assigns a debt rating in the “A” range to issuers that exhibit strong capacity and willingness to meet its financial commitments on obligations as they come due.  A debt rating in the “BBB” range is assigned by Standard & Poor’s where the issuers exhibit adequate protection parameters although adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitment on the obligation.  According to Moody’s, a debt rating of “A3” is assigned to issues that are considered upper-medium-grade obligations and subject to low credit risk.  Obligations rated “Baa1” are subject to moderate credit risk and are considered medium-grade and as such may possess certain speculative characteristics.

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

Worldwide insurance and reinsurance market conditions continued to be very competitive, particularly in the casualty lines of business.  Generally, there was ample insurance and reinsurance capacity relative to demand.  We noted, however, that in many markets and lines during 2009 and 2010, the rates of decline have slowed, pricing in some segments was relatively flat and there was upward movement in some others, particularly property catastrophe coverage in Latin America and Australia where there have been significant losses.  Competition and its effect on rates, terms and conditions vary widely by market and coverage yet continues to be most prevalent in the U.S. casualty insurance and reinsurance markets.  The U.S. insurance markets in which we participate were extremely competitive as well.

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

Employees.
As of February 1, 2011, the Company employed 616 persons, which includes the employees from the acquisition of Heartland Crop Insurance, Inc. in January 2011.  Management believes that employee relations are good.  None of the Company’s employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

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

Prolonged and severe disruptions in the public debt and equity markets, such as occurred during 2008, could result in significant realized and unrealized losses in our investment portfolio. For the year ended December 31, 2008, we incurred $489.2 million of net realized investment losses and $276.5 million of unrealized investment losses.  Although financial markets significantly improved during 2009 and 2010, they could deteriorate in the future and again result in substantial realized and unrealized losses, which could have a material adverse impact on our results of operations, equity, business and insurer financial strength and debt ratings.

Our results could be adversely affected by catastrophic events.

We are exposed to unpredictable catastrophic events, including weather-related and other natural catastrophes, as well as acts of terrorism.  Any material reduction in our operating results caused by the occurrence of one or more catastrophes could inhibit our ability to pay dividends or to meet our interest and principal payment obligations.  Subsequent to April 1, 2010, we define a catastrophe as an event that causes a loss on property exposures before reinsurance of at least $10.0 million, before corporate level reinsurance and taxes.  Prior to April 1, 2010, we used a threshold of $5.0 million.  By way of illustration, during the past five calendar years, pre-tax catastrophe losses, net of contract specific reinsurance but before cessions under corporate reinsurance programs, were as follows:

Calendar year:	Pre-tax catastrophe losses
(Dollars in millions)
2010	$267.1
2009	23.9
2008	202.4
2007	73.3
2006	209.6

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

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2010	$62.8	decrease
2009	70.0	decrease
2008	142.0	decrease
2007	275.7	decrease
2006	67.4	decrease

The difficulty in estimating our reserves is significantly more challenging as it relate to reserving for potential asbestos and environmental (“A&E”) liabilities.  At year end 2010, 7.2% of our gross reserves were comprised of A&E reserves.  A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage.  Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

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

On March 13, 2009, Everest Re’s and Everest National’s ratings were downgraded one level by Standard & Poor’s to “A+”. However, we cannot assure that a further downgrade will not occur in the future if we do not continue to meet the evolving criteria expected of our current rating. In that regard, several of the rating agencies are in the process of modifying their approaches to evaluating enterprise risk management and its impact on ratings. Therefore, we cannot predict the outcome of this reassessment or its potential impact upon our ratings.

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

In accordance with industry practice, we have uncollateralized receivables from insureds, agents and brokers and/or rely on agents and brokers to process our payments.  We may not be able to collect amounts due from insureds, agents and brokers, resulting in a reduction to net income.

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

We are generally less reliant on the purchase of reinsurance than many of our competitors, in part because of our strategic emphasis on underwriting discipline and management of the cycles inherent in our business.  We try to separate our risk taking process from our risk mitigation process in order to avoid developing too great a reliance on reinsurance.  The bulk of these cessions are to captives of program managers, who thereby share in the results of the business they produce.  We otherwise generally purchase reinsurance from other third parties only when we expect a net benefit.  The percentage of business that we reinsure to other than captives of program managers may vary considerably from year to year, depending on our view of the relationship between cost and expected benefit for the contract period.

We have entered into affiliated whole account quota share reinsurance agreements for 2002 through 2010 and entered into a new quota share agreement for 2011 with Bermuda Re.  We believe that the terms, conditions and pricing of the quota share agreements reflect arm’s length market conditions.  In addition, we entered into a loss portfolio transfer agreement with Bermuda Re on October 1, 2008.  These affiliated reinsurance arrangements allow us to more effectively leverage our capital, expertise, distribution platform and market presence than our stand alone capital position would otherwise allow.

Percentage of ceded written premiums to gross written premiums	2010	2009	2008	2007	2006

Unaffiliated	7.4%	6.0%	6.0%	5.0%	3.9%
Affiliated	41.1%	42.0%	36.2%	29.4%	24.2%

Our affiliated quota share agreements reflect general reinsurance market terms and conditions and are negotiated on an arms’ length basis. As a result, there can be no assurance that these arrangements will continue beyond 2011. If the quota shares are not renewed, we may have to reduce our premium volume and we may be more exposed to reductions in net income from large losses.

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

According to Standard & Poor’s, we rank among the top ten global reinsurance groups, in which almost three-quarters of the market share is concentrated.  The worldwide premium available to the reinsurance market, for both life and non-life business, was estimated to be $157 billion in 2009 according to data compiled by the International Association of Insurance Supervisors.  The top twenty groups in our industry represent just over 85% of these revenues.  The leaders in this market are Munich Re, Swiss Re, Hannover Ruckversicherung AG, Berkshire Hathaway Inc., SCOR and syndicates at Lloyd’s.  Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships throughout the industry, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and the potential for securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

We are dependent on our key personnel.

Our success has been, and will continue to be, dependent on the ability to retain the services of existing key executive officers and to attract and retain additional qualified personnel in the future.  The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business.  Generally, we consider key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: Chairman and Chief Executive Officer, Joseph V. Taranto (age 61), and Executive Vice President and Chief Financial Officer, Dominic J. Addesso (age 57).

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

The majority of our fixed income securities are classified as available for sale and temporary changes in the market value of these investments are reflected as changes to our shareholders’ equity.  Our actively managed equity security portfolio is fair valued and any changes in fair value are reflected as net realized capital gains or losses.  As a result, a decline in the value of the securities in our portfolio reduces our capital or could cause us to incur a loss.

We have invested a portion of our investment portfolio in equity securities. The value of these assets fluctuates with changes in the markets. In times of economic weakness, the fair value of these assets may decline, and may negatively impact net income.  We also invest in non-traditional investments which have different risk characteristics than traditional fixed income and equity securities. These alternative investments are comprised primarily of private equity limited partnerships.  The changes in value and investment income (loss) for these partnerships are more volatile than over-the-counter securities.

The following table quantifies the portion of our investment portfolio that consists of fixed income securities, equity securities and asset-backed investments that carry prepayment risk.

	At
(Dollars in millions)	December 31, 2010	% of Total
Mortgage-backed securities
Commercial	$39.5	0.5%
Agency residential	369.7	4.4%
Non-agency residential	30.0	0.4%
Other asset-backed	20.5	0.2%
Total asset-backed	459.7	5.5%
Other fixed income	5,140.2	62.0%
Total fixed income, at market value	5,599.9	67.5%
Fixed maturities, at fair value	180.5	2.2%
Equity securities, at fair value	683.5	8.2%
Other invested assets, at market value	406.9	4.9%
Other invested assets, at fair value	788.1	9.5%
Cash and short-term investments	635.0	7.7%
Total investments and cash	$8,293.9	100.0%

(Some amounts may not reconcile due to rounding.)

We may experience foreign currency exchange losses that reduce our net income and capital levels.

Through our international operations, we conduct business in a variety of foreign (non-U.S.) currencies, principally the Euro, the British pound, the Canadian dollar and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our functional currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. In 2010, we wrote 25.5% of our reinsurance and insurance coverages in non-U.S. currencies; as of December 31, 2010, we maintained 13.1% of our investment portfolio in investments denominated in non-U.S. currencies. During 2010, 2009 and 2008, the impact on our quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $23.3 million to a gain of $54.6 million.

In addition to net income impacts, changes in foreign exchange rates resulted in pre-tax translation adjustments through other comprehensive income (loss) of $41.6 million and $43.2 million for the years ended December 31, 2010 and 2009, respectively.  On a cumulative after-tax basis, translation had increased equity by $84.0 million and $57.0 million as of December 31, 2010 and 2009, respectively.

RISKS RELATING TO REGULATION

Insurance laws and regulations restrict our ability to operate and any failure to comply with those laws and regulations could have a material adverse effect on our business.

We are subject to extensive and increasing regulation under U.S., state and foreign insurance laws.  These laws limit the amount of dividends that can be paid to us by our operating subsidiaries, impose restrictions on the amount and type of investments that we can hold, prescribe solvency, accounting and internal control standards that must be met and maintained and require us to maintain reserves.  These laws also require disclosure of material inter-affiliate transactions and require prior approval of “extraordinary” transactions.  Such “extraordinary” transactions include declaring dividends from operating subsidiaries that exceed statutory thresholds.  These laws also generally require approval of changes of control of insurance companies.  The application of these laws could affect our liquidity and ability to pay dividends, interest and other payments on securities, as applicable, and could restrict our ability to expand business operations through acquisitions of new insurance subsidiaries.  We may not have or maintain all required licenses and approvals or fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations.  If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or monetarily penalize us.  These types of actions could have a material adverse effect on our business.  To date, no material fine, penalty or restriction has been imposed on us for failure to comply with any insurance law or regulation.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.              PROPERTIES

Everest Re’s corporate offices are located in approximately 230,500 square feet of leased office space in Liberty Corner, New Jersey.  The Company’s other ten locations occupy a total of approximately 93,114 square feet, all of which are leased.  Management believes that the above described office space is adequate for its current and anticipated needs.

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

ITEM 4.              RESERVED

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holder of Common Stock.
As of December 31, 2010, all of the Company’s common stock was owned by Holdings Ireland and was not publicly traded.

Dividend History and Restrictions.
The Company did not pay any dividends in 2010 and 2009.  In 2008, the Company paid a $10.0 million dividend to Holdings Ireland.  The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition, business needs and growth objectives, capital and surplus requirements of its operating subsidiaries, regulatory restrictions, rating agency considerations and other factors.  As an insurance holding company, the Company is dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its stockholder.  The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law.  Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $1.6 billion at December 31, 2010, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner.  During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress.  Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of an insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year.  The maximum amount that is available for the payment of dividends by Everest Re in 2011 without prior regulatory approval is $252.8 million.

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

Worldwide insurance and reinsurance market conditions continued to be very competitive, particularly in the casualty lines of business.  Generally, there was ample insurance and reinsurance capacity relative to demand.  We noted, however, that in many markets and lines during 2009 and 2010, the rates of decline have slowed, pricing in some segments was relatively flat and there was upward movement in some others, particularly property catastrophe coverage in Latin America and Australia where there have been significant losses.  Competition and its effect on rates, terms and conditions vary widely by market and coverage yet continues to be most prevalent in the U.S. casualty insurance and reinsurance markets.  The U.S. insurance markets in which we participate were extremely competitive as well.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2010	2009	2008	2010/2009	2009/2008
Gross written premiums	$3,467.8	$3,334.1	$2,894.8	4.0%	15.2%
Net written premiums	1,788.7	1,735.3	1,675.4	3.1%	3.6%

REVENUES:
Premiums earned	$1,813.8	$1,785.1	$1,881.8	1.6%	-5.1%
Net investment income	350.3	262.1	363.1	33.7%	-27.8%
Net realized capital gains (losses)	65.3	56.9	(489.2)	14.7%	-111.6%
Realized gain on debt repurchase	-	78.3	-	-100.0%	NM
Other income (expense)	12.1	0.4	57.9	NM	-99.4%
Total revenues	2,241.5	2,182.7	1,813.6	2.7%	20.4%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,477.5	1,091.7	1,465.6	35.3%	-25.5%
Commission, brokerage, taxes and fees	335.1	344.6	398.6	-2.8%	-13.6%
Other underwriting expenses	139.8	142.6	124.3	-1.9%	14.7%
Corporate expense	5.9	7.7	5.6	-24.0%	38.2%
Interest, fee and bond issue cost amortization expense	54.6	70.9	79.0	-23.0%	-10.3%
Total claims and expenses	2,012.8	1,657.5	2,073.1	21.4%	-20.0%

INCOME (LOSS) BEFORE TAXES	228.8	525.2	(259.5)	-56.4%	NM
Income tax expense (benefit)	(36.6)	129.4	(134.7)	-128.3%	-196.0%
NET INCOME (LOSS)	$265.4	$395.9	$(124.8)	-33.0%	NM

RATIOS:				Point Change
Loss ratio	81.5%	61.2%	77.9%	20.3	(16.7)
Commission and brokerage ratio	18.5%	19.3%	21.2%	(0.8)	(1.9)
Other underwriting expense ratio	7.6%	7.9%	6.6%	(0.3)	1.3
Combined ratio	107.6%	88.4%	105.7%	19.2	(17.3)

	At December 31,			Percentage Increase/ (Decrease)
(Dollars in millions)	2010	2009	2008	2010/2009	2009/2008
Balance sheet data:
Total investments and cash	$8,293.9	$8,031.6	$7,395.1	3.3%	8.6%
Total assets	13,869.4	13,379.6	12,866.6	3.7%	4.0%
Loss and loss adjustment expense reserves	7,652.3	7,300.1	7,420.0	4.8%	-1.6%
Total debt	868.1	1,018.0	1,179.1	-14.7%	-13.7%
Total liabilities	10,741.7	10,520.8	10,663.7	2.1%	-1.3%
Stockholder's equity	3,127.7	2,858.8	2,203.0	9.4%	29.8%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Revenues.
Premiums.  Gross written premiums increased by $133.6 million, or 4.0%, in 2010 compared to 2009, reflecting an increase of $125.5 million in our reinsurance business and $8.1 million increase in our insurance business.  The increase in reinsurance premiums was primarily the result of increased writings in our U.S. treaty property and international books of business, driven by a combination of new business, increased participations on renewal contracts, rate increases in select areas and economic and insurance growth in several regions.  The increase in insurance premiums was due to increased writings in professional liability and California workers’ compensation business, partially offset by a reduction in the audit premium accrual for workers’ compensation business.  Net written premiums increased by $53.4 million, or 3.1%, in 2010 compared to 2009.  The fluctuations in net written premiums in comparison to the fluctuations in gross written premiums were primarily attributable to fluctuations in cessions under the affiliated quota share agreement.  Premiums earned increased $28.8 million, or 1.6%, in 2010 compared to 2009.  The change in net premiums earned is relatively consistent with the increase in net written premiums.

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

Net Investment Income.  Net investment income increased $88.3 million, or 33.7%, to $350.3 million in 2010, compared with net investment income of $262.1 million in 2009, primarily as a result of a $73.9 million increase in investment income from our limited partnerships.  Net pre-tax investment income, as a percentage of average invested assets, was 4.4% in 2010, compared to 3.4% for 2009.  The variance in this yield was primarily the result of fluctuations in our limited partnership income.

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

Net Realized Capital Gains (Losses).  Net realized capital gains were $65.3 million and $56.9 million in 2010 and 2009, respectively, and net realized capital losses were $489.2 million in 2008.  Of the $65.3 million, there were $93.8 million of gains in fair value re-measurements, which were partially offset by $26.4 million of net realized capital losses from sales on our fixed maturity and equity securities and $2.1 million of other-than-temporary impairments on our available for sale fixed maturity securities.  The net realized capital gains of $56.9 million in 2009 were the result of $80.3 million of gains in fair value re-measurements, partially offset by $17.9 million of net realized capital losses from sales on our fixed maturity and equity securities and $5.5 million in other-than-temporary impairments on our available for sale fixed maturity securities.  The net realized capital losses in 2008 were primarily the result of the credit crisis impacting the global financial markets, which drove down the values of equity and fixed income securities.  The components of the $489.2 million of realized losses in 2008 were $221.2 million of losses in fair value re-measurements, $193.5 million of net realized capital losses from sales of fixed maturity and equity securities and $74.5 million in other-than-temporary impairments on our available for sale fixed maturity securities.

Realized Gain on Debt Repurchase.  On March 19, 2009, we commenced a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes due 2067. Upon expiration of the tender offer, we had reduced our outstanding debt by $161.4 million, which resulted in a pre-tax gain on debt repurchase of $78.3 million.

Other Income (Expense).  We recorded other income of $12.1 million, $0.4 million and $57.9 million in 2010, 2009 and 2008, respectively.  The changes were primarily due to fluctuations in the amortization of deferred gains on retroactive reinsurance agreements with affiliates and fluctuations in currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional (a)	$1,144.1	63.1%		$66.2	3.7%		$1,210.4	66.7%
Catastrophes (b)	270.5	14.9%		(3.4)	-0.2%		267.1	14.7%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$1,414.6	78.0%		$62.8	3.5%		$1,477.5	81.5%

2009
Attritional (a)	$999.6	56.0%		$67.7	3.8%		$1,067.3	59.8%
Catastrophes	22.1	1.2%		1.8	0.1%		23.9	1.3%
A&E	-	0.0%		0.4	0.0%		0.4	0.0%
Total	$1,021.7	57.2%		$70.0	3.9%		$1,091.7	61.2%

2008
Attritional (a)	$1,134.8	60.3%		$128.4	6.8%		$1,263.1	67.1%
Catastrophes	188.7	10.0%		13.7	0.7%		202.4	10.8%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$1,323.5	70.3%		$142.0	7.5%		$1,465.6	77.9%

Variance 2010/2009
Attritional (a)	$144.5	7.1	pts	$(1.5)	(0.1)	pts	$143.1	6.9	pts
Catastrophes	248.4	13.7	pts	(5.2)	(0.3)	pts	243.2	13.4	pts
A&E	-	-	pts	(0.4)	-	pts	(0.4)	-	pts
Total	$392.9	20.8	pts	$(7.2)	(0.4)	pts	$385.8	20.3	pts

Variance 2009/2008
Attritional (a)	$(135.2)	(4.3)	pts	$(60.6)	(3.0)	pts	$(195.8)	(7.3)	pts
Catastrophes	(166.6)	(8.8)	pts	(11.9)	(0.6)	pts	(178.5)	(9.5)	pts
A&E	-	-	pts	0.4	-	pts	0.4	-	pts
Total	$(301.8)	(13.1)	pts	$(72.0)	(3.6)	pts	$(373.9)	(16.7)	pts

(a) Attritional losses exclude catastrophe and A&E losses.
(b) Effective with the 2010 reporting period, a catastrophe is a property event with expected reported losses of at least $10.0 million.
All prior periods reflect a catastrophe as a property event with expected reported losses of at least $5.0 million.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by $385.8 million, or 35.3%, for the year ended December 31, 2010 compared to the same period in 2009.  Of the $385.8 million increase, current year catastrophe losses increased $248.4 million (13.7 points), period over period, primarily due to losses on the Chilean earthquake, New Zealand earthquake, Australian hailstorms and floods, and the Canadian hailstorm. The current year attritional losses also increased $144.5 million (7.1 points) reflecting higher expected loss ratios on current year business due to prevailing market conditions. Partially offsetting these higher current year losses was a decrease of $7.2 million, or 0.4 points, in prior year loss development as the 2010 reserve studies indicated net favorable reserve development and loss estimates for prior year catastrophes were reduced.

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

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees decreased by $9.5 million, or 2.8%, for the year ended December 31, 2010 compared to the same period in 2009.  The change was primarily the result of the mix of business and lower contingent commissions on the specialty underwriting book of business.

Commission, brokerage, taxes and fees decreased by $54.0 million, or 13.6%, in 2009 compared to the same period in 2008.  The change in this directly variable expense was influenced by the decline in net earned premiums, changes in the mix of business and increased cessions under the affiliated quota share agreement.

Other Underwriting Expenses.  Other underwriting expenses, which have remained stable in relation to premium volume, were $139.8 million, $142.6 million and $124.3 million in 2010, 2009 and 2008, respectively.

Corporate Expenses.  Corporate expenses, which are expenses that are not allocated to segments, were $5.9 million, $7.7 million and $5.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.  These expenses were previously included as underwriting expenses and therefore included in the other underwriting expense ratio.  Effective January 1, 2010, these expenses were removed from the calculation of the other underwriting expense ratio and prior periods were recalculated to conform.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $54.6 million and $70.9 million for 2010 and 2009, respectively.  The decrease was primarily due to the combination of the repurchase of debt in March 2009 and the maturing of senior notes in 2010.

Interest, fees and other bond amortization expense was $70.9 million and $79.0 million for 2009 and 2008, respectively.  The decrease, period over period, was primarily due to the partial repurchase of our long term subordinated notes in March 2009.

Income Tax Expense (Benefit).  We had an income tax benefit of $36.6 million in 2010, an income tax expense of $129.4 million in 2009 and an income tax benefit of $134.7 million in 2008.  Our income tax is primarily a function of the statutory tax rates coupled with the impact from tax-preferenced investment income.  The taxes for 2010 included a $48.9 million benefit resulting from a favorable Internal Revenue Service (“IRS”) audit settlement.  Absent these types of unusual items, variations in our effective tax rate generally result from changes in the level of pre-tax income.

Net Income (Loss).
Our net income was $265.4 million and $395.9 million in 2010 and 2009, respectively.  The decrease was primarily driven by a few large catastrophe losses in 2010 compared to no similar catastrophe events in 2009 and the realized gain on debt repurchase in 2009, partially offset by an increase in net realized capital gains and a reduction in income taxes, in addition to the other components discussed above.

Our net income was $395.9 million, in 2009, compared to a net loss of $124.8 million, in 2008.  This increase was primarily driven by after-tax net realized capital gains, in 2009, compared to after-tax net realized capital losses, in 2008.  In addition, there were fewer catastrophe losses in 2009 compared to 2008.

Ratios.
Our combined ratio increased by 19.2 points to 107.6% in 2010 compared to 88.4% in 2009.  The loss ratio component increased 20.3 points in 2010, over the same period last year, principally due to the increase in current year catastrophe losses as a result of the Chilean earthquake, Australian hailstorms and floods, New Zealand earthquake and the Canadian hailstorm.   Both the other underwriting expense ratio component and the commission and brokerage ratio component declined slightly over the same periods last year.

Our combined ratio decreased by 17.3 points to 88.4% in 2009 compared to 105.7% in 2008.  The loss ratio component decreased 16.7 points in 2009 compared to the same period last year, principally due to the significant decrease in catastrophe losses and lower current year attritional losses as a result of the mix and blend of business. The commission and brokerage ratio component decreased by 1.9 points in 2009 compared to the same period last year, due to mix of business, while the other underwriting expense ratio component increased by 1.3 points in 2009 compared to 2008.

Stockholder's Equity.
Stockholder's equity increased by $269.0 million to $3,127.7 million at December 31, 2010 from $2,858.8 million at December 31, 2009, principally as a result of $265.4 million of net income, $27.0 million of foreign currency translation adjustments and $6.6 million of share-based compensation transactions, partially offset by $28.2 million of unrealized depreciation on investments, net of tax, and $1.8 million of pension adjustments.

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

Consolidated Investment Results

Net Investment Income.
Net investment income increased 33.7% to $350.3 million in 2010 compared to $262.1 million in 2009.  The increase in 2010, period over period, was primarily due to an increase in recorded gains from our limited partnership investments and an increase in dividend income from owning more shares of our parent’s common shares.

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

The following table shows the components of net investment income for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2010	2009	2008
Fixed maturities	$290.5	$286.0	$313.7
Equity securities	10.2	3.6	6.0
Short-term investments and cash	0.4	3.5	28.6
Other invested assets
Limited partnerships	45.5	(28.5)	13.2
Dividends from Parent's shares	14.0	8.0	7.2
Other	1.3	0.1	2.3
Total gross investment income	361.8	272.7	370.9
Interest debited (credited) and other expense	(11.5)	(10.6)	(7.8)
Total net investment income	$350.3	$262.1	$363.1
(Some amounts may not reconcile due to rounding)

The following table shows a comparison of various investment yields for the periods indicated:

	2010	2009	2008
Imbedded pre-tax yield of cash and invested assets at December 31	3.6%	3.7%	4.3%
Imbedded after-tax yield of cash and invested assets at December 31	2.8%	3.1%	3.5%

Annualized pre-tax yield on average cash and invested assets	4.4%	3.4%	4.5%
Annualized after-tax yield on average cash and invested assets	3.5%	2.9%	3.6%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Years Ended December 31,			2010/2009	2009/2008
(Dollars in millions)	2010	2009	2008	Variance	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$7.6	$7.3	$7.0	$0.3	$0.3
Losses	(41.0)	(41.4)	(94.4)	0.4	53.0
Total	(33.3)	(34.1)	(87.4)	0.8	53.3

Fixed maturity securities, fair value
Gains	0.8	0.8	-	-	0.8
Losses	-	(0.2)	-	0.2	(0.2)
Total	0.8	0.7	-	0.2	0.6

Equity securities, market value
Gains	-	8.0	-	(8.0)	8.0
Losses	-	-	-	-	-
Total	-	8.0	-	(8.0)	8.0

Equity securities, fair value
Gains	11.4	8.4	6.4	3.0	2.0
Losses	(5.3)	(0.9)	(112.3)	(4.4)	111.4
Total	6.2	7.5	(105.9)	(1.4)	113.4

Short-term assets
Gains	-	-	-	-	-
Losses	-	-	(0.2)	-	0.2
Total	-	-	(0.2)	-	0.2

Total net realized gains (losses) from sales
Gains	19.9	24.5	13.4	(4.7)	11.1
Losses	(46.3)	(42.5)	(206.9)	(3.8)	164.4
Total	(26.4)	(17.9)	(193.5)	(8.5)	175.5

Other than temporary impairments:	(2.1)	(5.5)	(74.5)	3.4	69.0

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	15.1	9.3	1.5	5.8	7.8
Equity securities, fair value	52.8	30.9	(134.9)	21.9	165.8
Other invested assets, fair value	25.9	40.1	(87.8)	(14.2)	127.9
Total	93.8	80.3	(221.2)	13.5	301.5

Total net realized gains (losses)	$65.3	$56.9	$(489.2)	$8.4	$546.0

(Some amounts may not reconcile due to rounding)

Net realized capital gains were $65.3 million in 2010 compared to net realized capital gains of $56.9 million and net realized capital losses of $489.2 million in 2009 and 2008, respectively.  In 2010, we recorded $93.8 million of gains due to fair value re-measurements on fixed maturity and equity securities and other invested assets, partially offset by $26.4 million of net realized capital losses from sales of fixed maturity and equity securities and $2.1 million of other-than-temporary impairments on fixed maturity securities.  The losses included the impact of selling part of our municipal bond portfolio in the latter part of the year as credit concerns arose in this market sector.  We will be able to carry these realized losses back for income tax purposes to offset previously realized gains.  This carry back availability expired at the end of 2010.  In 2009, we recorded $80.3 million of gains due to fair value re-measurements on fixed maturity and equity securities and other invested assets, partially offset by $17.9 million of net realized capital losses from sales of fixed maturity and equity securities and $5.5 million of other-than-temporary impairments on fixed maturity securities.  In 2008, we recorded $221.2 million in losses due to fair value re-measurements primarily on equity securities as a result of the global financial markets credit crisis, 193.5 million of losses from sales of our fixed maturity and equity portfolios and $74.5 million of other-than-temporary impairments on fixed maturity securities.

Segment Results.
Through our subsidiaries, we operate in four segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting and International.  The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S.  The U.S. Insurance operation writes property and casualty insurance primarily through general agents, brokers and surplus lines brokers within the U.S.  The Specialty Underwriting operation writes A&H, marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and offices in Brazil, Miami and New Jersey.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,			2010/2009		2009/2008
(Dollars in millions)	2010	2009	2008	Variance	% Change	Variance	% Change
Gross written premiums	$1,143.7	$1,172.3	$957.9	$(28.6)	-2.4%	$214.4	22.4%
Net written premiums	633.3	660.6	569.9	(27.3)	-4.1%	90.7	15.9%

Premiums earned	$630.8	$676.4	$685.1	$(45.6)	-6.7%	$(8.7)	-1.3%
Incurred losses and LAE	445.3	344.5	560.0	100.8	29.3%	(215.5)	-38.5%
Commission and brokerage	135.1	142.1	159.7	(7.0)	-4.9%	(17.6)	-11.0%
Other underwriting expenses	33.9	36.2	32.2	(2.2)	-6.2%	4.0	12.4%
Underwriting gain (loss)	$16.5	$153.6	$(66.8)	$(137.2)	-89.3%	$220.4	NM

					Point Chg		Point Chg
Loss ratio	70.6%	50.9%	81.7%		19.7		(30.8)
Commission and brokerage ratio	21.4%	21.0%	23.3%		0.4		(2.3)
Other underwriting expense ratio	5.4%	5.4%	4.7%		-		0.7
Combined ratio	97.4%	77.3%	109.7%		20.1		(32.4)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums decreased by 2.4% to $1,143.7 million in 2010 from $1,172.3 million in 2009, primarily due to a $40.7 million (48.2%) decrease in the crop hail quota share treaties, a $32.4 million (8.9%) decrease in U.S. treaty casualty volume and a $28.6 million (29.2%) decrease in facultative volume, partially offset by a $73.7 million (11.8%) increase in treaty property volume. Net written premiums decreased 4.1% to $633.3 million in 2010 compared to $660.6 million for 2009, primarily due to the decrease in gross written premiums.  Premiums earned decreased 6.7% to $630.8 million in 2010 compared to $676.4 million in 2009, primarily due to the decline in net written premiums.

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

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$365.9	58.1%		$60.0	9.5%		$425.9	67.6%
Catastrophes	17.2	2.7%		2.1	0.3%		19.4	3.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$383.1	60.8%		$62.1	9.8%		$445.3	70.6%

2009
Attritional	$314.4	46.5%		$34.9	5.2%		$349.3	51.6%
Catastrophes	-	0.0%		(5.2)	-0.8%		(5.2)	-0.8%
A&E	-	0.0%		0.4	0.1%		0.4	0.1%
Total segment	$314.4	46.5%		$30.1	4.4%		$344.5	50.9%

2008
Attritional	$346.6	50.6%		$46.1	6.7%		$392.7	57.3%
Catastrophes	152.1	22.2%		15.2	2.2%		167.3	24.4%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$498.7	72.8%		$61.3	8.9%		$560.0	81.7%

Variance 2010/2009
Attritional	$51.5	11.6	pts	$25.1	4.3	pts	$76.6	16.0	pts
Catastrophes	17.2	2.7	pts	7.3	1.1	pts	24.6	3.9	pts
A&E	-	-	pts	(0.4)	(0.1)	pts	(0.4)	(0.1)	pts
Total segment	$68.7	14.3	pts	$32.0	5.4	pts	$100.8	19.7	pts

Variance 2009/2008
Attritional	$(32.2)	(4.1)	pts	$(11.2)	(1.5)	pts	$(43.4)	(5.6)	pts
Catastrophes	(152.1)	(22.2)	pts	(20.4)	(3.0)	pts	(172.5)	(25.2)	pts
A&E	-	-	pts	0.4	0.1	pts	0.4	0.1	pts
Total segment	$(184.3)	(26.3)	pts	$(31.2)	(4.4)	pts	$(215.5)	(30.7)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses were $100.8 million (19.7 points) higher at $445.3 million in 2010 compared to $344.5 million in 2009, primarily as a result of the $51.5 million (11.6 points) increase in current year attritional losses, reflective of current competitive market conditions, $25.1 million (4.3 points) increase in prior year attritional losses and a $24.6 million (3.9 points) increase in catastrophe losses, due to the New Zealand and Chilean earthquakes.  The increase in prior years’ attritional losses was primarily driven by reserve strengthening in casualty lines for construction liability claims.

Incurred losses were $215.5 million (30.7 points) lower at $344.5 million in 2009 compared to $560.0 million in 2008, primarily as a result of the $172.5 million (25.2 points) decrease in catastrophe losses due to the absence of current year catastrophes in 2009.  Attritional losses were $43.4 million (5.6 points) lower, primarily due to improved results on property business.

Segment Expenses. Commission and brokerage expenses decreased 4.9% to $135.1 million in 2010 compared to $142.1 million in 2009, primarily due to the decline in premiums earned.  Segment other underwriting expenses in 2010 decreased slightly to $33.9 million from $36.2 million in 2009.

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

U.S. Insurance.
The following table presents the underwriting results and ratios for the U.S. Insurance segment for the periods indicated.

	Years Ended December 31,			2010/2009		2009/2008
(Dollars in millions)	2010	2009	2008	Variance	% Change	Variance	% Change
Gross written premiums	$850.7	$842.6	$771.8	$8.1	1.0%	$70.8	9.2%
Net written premiums	363.7	352.1	398.7	11.6	3.3%	(46.6)	-11.7%

Premiums earned	$399.8	$382.8	$482.7	$17.0	4.4%	$(99.9)	-20.7%
Incurred losses and LAE	353.9	317.8	422.2	36.1	11.4%	(104.4)	-24.7%
Commission and brokerage	27.8	29.8	68.2	(2.0)	-6.7%	(38.4)	-56.3%
Other underwriting expenses	69.7	74.6	64.3	(5.0)	-6.6%	10.3	16.0%
Underwriting gain (loss)	$(51.6)	$(39.4)	$(72.0)	$(12.2)	31.0%	$32.6	-45.3%

					Point Chg		Point Chg
Loss ratio	88.5%	83.0%	87.5%		5.5		(4.5)
Commission and brokerage ratio	7.0%	7.8%	14.1%		(0.8)		(6.3)
Other underwriting expense ratio	17.4%	19.5%	13.3%		(2.1)		6.2
Combined ratio	112.9%	110.3%	114.9%		2.6		(4.6)

(Some amounts may not reconcile due to rounding)

Premiums.  Gross written premiums increased by 1.0% to $850.7 million in 2010 compared to $842.6 million in 2009. This was primarily due to increased writings in professional liability and California workers’ compensation business, partially offset by a reduction in audit premiums for workers’ compensation business.  Net written premiums increased 3.3% to $363.7 million in 2010 compared to $352.1 million in 2009, primarily due to the increase in gross written premiums.  Premiums earned increased 4.4% to $399.8 million in 2010 compared to $382.8 million in 2009.  The change in premiums earned is relatively consistent with the increase in net written premium.

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

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Insurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$324.0	81.0%		$29.9	7.5%		$353.9	88.5%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$324.0	81.0%		$29.9	7.5%		$353.9	88.5%

2009
Attritional	$291.8	76.2%		$26.0	6.8%		$317.8	83.0%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$291.8	76.2%		$26.0	6.8%		$317.8	83.0%

2008
Attritional	$335.0	69.4%		$87.4	18.1%		$422.4	87.5%
Catastrophes	-	0.0%		(0.2)	0.0%		(0.2)	0.0%
Total segment	$335.0	69.4%		$87.2	18.1%		$422.2	87.5%

Variance 2010/2009
Attritional	$32.2	4.8	pts	$3.9	0.7	pts	$36.1	5.5	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total segment	$32.2	4.8	pts	$3.9	0.7	pts	$36.1	5.5	pts

Variance 2009/2008
Attritional	$(43.2)	6.8	pts	$(61.4)	(11.3)	pts	$(104.6)	(4.5)	pts
Catastrophes	-	-	pts	0.2	-	pts	0.2	-	pts
Total segment	$(43.2)	6.8	pts	$(61.2)	(11.3)	pts	$(104.4)	(4.5)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 11.4% to $353.9 million in 2010 compared to $317.8 million in 2009.  The increase was primarily due to the $32.2 million increase in current years’ attritional losses, primarily due to higher expected loss ratios on several programs, reflective of current market conditions.  The 2010 prior years’ unfavorable development of $29.9 million was primarily the result of reserve strengthening on several terminated programs.

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

Segment Expenses. Commission and brokerage expenses decreased by 6.7% to $27.8 million in 2010 compared to $29.8 million in 2009. The decrease is primarily due to the impact of variations in reinsurance ceded, particularly under the affiliated quota share agreement.  Segment other underwriting expenses in 2010 decreased to $69.7 million from $74.6 million in 2009.  The decrease is the result of management’s direct actions to reduce expenses.

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

Specialty Underwriting.
The following table presents the underwriting results and ratios for the Specialty Underwriting segment for the periods indicated.

	Years Ended December 31,			2010/2009		2009/2008
(Dollars in millions)	2010	2009	2008	Variance	% Change	Variance	% Change
Gross written premiums	$266.4	$234.8	$260.4	$31.7	13.5%	$(25.6)	-9.8%
Net written premiums	150.3	132.9	167.7	17.4	13.1%	(34.8)	-20.7%

Premiums earned	$157.0	$139.1	$168.4	$17.8	12.8%	$(29.3)	-17.4%
Incurred losses and LAE	116.4	96.3	116.3	20.2	20.9%	(20.0)	-17.2%
Commission and brokerage	35.9	40.9	40.9	(5.0)	-12.2%	-	0.0%
Other underwriting expenses	8.6	8.7	8.1	(0.1)	-1.7%	0.7	8.2%
Underwriting gain (loss)	$(4.0)	$(6.8)	$3.1	$2.8	-41.8%	$(9.9)	NM

					Point Chg		Point Chg
Loss ratio	74.2%	69.2%	69.0%		5.0		0.2
Commission and brokerage ratio	22.9%	29.4%	24.3%		(6.5)		5.1
Other underwriting expense ratio	5.4%	6.3%	4.8%		(0.9)		1.5
Combined ratio	102.5%	104.9%	98.1%		(2.4)		6.8

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums increased by 13.5% to $266.4 million in 2010 compared to $234.8 million in 2009, primarily due to an increase in A&H business with its entry into the stop-loss primary market for coverages on self-insured companies in 2010 and increased writings on special per risk reinsurance programs.  Correspondingly, net written premiums increased 13.1% to $150.3 million in 2010 compared to $132.9 million in 2009.  Premiums earned increased 12.8% to $157.0 million in 2010 compared to $139.1 million in 2009, relatively consistent with the increase in net written premiums.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Specialty Underwriting segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$108.8	69.3%		$3.3	2.1%		$112.1	71.4%
Catastrophes	0.3	0.2%		4.1	2.6%		4.4	2.8%
Total segment	$109.1	69.5%		$7.4	4.7%		$116.4	74.2%

2009
Attritional	$97.0	69.7%		$(5.7)	-4.1%		$91.3	65.6%
Catastrophes	-	0.0%		4.9	3.5%		4.9	3.5%
Total segment	$97.0	69.7%		$(0.7)	-0.5%		$96.3	69.2%

2008
Attritional	$103.2	61.3%		$(1.2)	-0.7%		$102.0	60.6%
Catastrophes	10.5	6.2%		3.8	2.2%		14.3	8.5%
Total segment	$113.7	67.5%		$2.6	1.5%		$116.3	69.0%

Variance 2010/2009
Attritional	$11.8	(0.4)	pts	$9.0	6.2	pts	$20.8	5.8	pts
Catastrophes	0.3	0.2	pts	(0.8)	(0.9)	pts	(0.5)	(0.7)	pts
Total segment	$12.1	(0.2)	pts	$8.1	5.2	pts	$20.1	5.0	pts

Variance 2009/2008
Attritional	$(6.2)	8.4	pts	$(4.5)	(3.4)	pts	$(10.7)	5.0	pts
Catastrophes	(10.5)	(6.2)	pts	1.2	1.3	pts	(9.3)	(4.9)	pts
Total segment	$(16.7)	2.2	pts	$(3.3)	(2.1)	pts	$(20.0)	0.1	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 20.9% to $116.4 million in 2010 compared to $96.3 million in 2009, due to an increase in net premiums earned coupled with an increase in the loss ratio. Current year attritional losses increased $11.8 million as a result of losses on the offshore oil rig in the Gulf and higher expected loss ratios in A&H and surety lines of business. In addition, prior years’ attritional losses increased $9.0 million (6.2 points) due to unfavorable reserve development on select specialty classes of business in 2010 compared to favorable reserve development in 2009.

Incurred losses and LAE decreased by 17.2% to $96.3 million in 2009 compared to $116.3 million in 2008, primarily as a result of the decline in earned premiums, a decrease in catastrophe losses on the marine book of business, period over period, in addition to more favorable reserve development on prior years’ attritional losses for the surety and A&H lines.

Segment Expenses. Commission and brokerage expenses decreased 12.2% to $35.9 million in 2010 compared to $40.9 million in 2009. The decrease was due to the changes in the mix of business, with a higher level of excess of loss marine business and primary A&H business in 2010, both of which carry lower commission ratios. Lower contingent commissions on the surety and aviation books of business, driven by changes in the expected profitability of this business also favorably impacted the commission ratio.  Segment other underwriting expenses decreased slightly to $8.6 million in 2010 compared to $8.7 million in 2009.

Commission and brokerage expenses remained flat at $40.9 million for 2009 compared to 2008 despite the decline in earned premiums, primarily due to the mix in business, period over period.  Segment other underwriting expenses were $8.7 million and $8.1 million for 2009 and 2008, respectively.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Years Ended December 31,			2010/2009		2009/2008
(Dollars in millions)	2010	2009	2008	Variance	% Change	Variance	% Change
Gross written premiums	$1,207.0	$1,084.5	$904.7	$122.5	11.3%	$179.8	19.9%
Net written premiums	641.4	589.7	539.1	51.6	8.8%	50.6	9.4%

Premiums earned	$626.3	$586.7	$545.6	$39.6	6.7%	$41.1	7.5%
Incurred losses and LAE	561.9	333.2	367.1	228.7	68.6%	(33.9)	-9.2%
Commission and brokerage	136.2	131.7	129.7	4.5	3.4%	1.9	1.5%
Other underwriting expenses	27.6	23.1	19.8	4.6	19.8%	3.3	16.7%
Underwriting gain (loss)	$(99.4)	$98.8	$28.9	$(198.2)	-200.6%	$69.8	241.4%

					Point Chg		Point Chg
Loss ratio	89.7%	56.8%	67.3%		32.9		(10.5)
Commission and brokerage ratio	21.7%	22.4%	23.8%		(0.7)		(1.4)
Other underwriting expense ratio	4.5%	4.0%	3.6%		0.5		0.4
Combined ratio	115.9%	83.2%	94.7%		32.7		(11.5)

(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums increased by 11.3% to $1,207.0 million in 2010 compared to $1,084.5 million in 2009, due to continued strong growth in premiums written through the Brazil, Miami and New Jersey offices, a $42.7 million increase; Asia, a $55.7 million increase; and Canada, a $24.2 million increase; resulting from a combination of new business, rate increases in select areas, and economic and insurance growth in some markets.  Also contributing to the increase was $16.0 million in reinstatement premiums from the Chilean earthquake and Calgary hailstorm.  Net written premiums increased by 8.8% to $641.4 million in 2010 compared to $589.7 million in 2009, principally as a result of the increase in gross written premiums.  Premiums earned increased by 6.7% to $626.3 million in 2010 compared to $586.7 million in 2009 consistent with the trend noted for net written premiums.

Gross written premiums increased by 19.9% to $1,084.5 million in 2009 compared to $904.7 million in 2008.  As a result of our strong financial strength ratings, we saw increased participations on treaties in most regions, new business writings and preferential signings, including preferential terms and conditions. In addition, rates, in some markets, also contributed to the increased written premiums. Premiums written through the Brazil, Miami and New Jersey offices increased by $122.9 million (21.3%), the Asian branch increased by $32.4 million (17.1%) and the Canadian branch premiums increased by $24.5 million (17.7%).  Net written premiums increased by 9.4% to $589.7 million in 2009 compared to $539.1 million in 2008, primarily due to the increase in gross written premiums coupled with the increase in cessions under the affiliated quota share.  Premiums earned increased by 7.5% to $586.7 million in 2009 compared to $545.6 million in 2008, generally consistent with the increase in net written premiums.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$345.4	55.1%		$(26.9)	-4.3%		$318.5	50.8%
Catastrophes	253.0	40.4%		(9.6)	-1.5%		243.4	38.9%
Total segment	$598.4	95.5%		$(36.5)	-5.8%		$561.9	89.7%

2009
Attritional	$296.4	50.5%		$12.5	2.1%		$309.0	52.7%
Catastrophes	22.1	3.8%		2.1	0.4%		24.2	4.1%
Total segment	$318.5	54.3%		$14.7	2.5%		$333.2	56.8%

2008
Attritional	$350.0	64.2%		$(3.9)	-0.7%		$346.1	63.4%
Catastrophes	26.1	4.8%		(5.0)	-0.9%		21.1	3.9%
Total segment	$376.1	68.9%		$(9.0)	-1.6%		$367.1	67.3%

Variance 2010/2009
Attritional	$49.0	4.6	pts	$(39.4)	(6.4)	pts	$9.5	(1.9)	pts
Catastrophes	230.9	36.6	pts	(11.7)	(1.9)	pts	219.2	34.8	pts
Total segment	$279.9	41.2	pts	$(51.2)	(8.3)	pts	$228.7	32.9	pts

Variance 2009/2008
Attritional	$(53.6)	(13.7)	pts	$16.5	2.8	pts	$(37.1)	(10.7)	pts
Catastrophes	(4.0)	(1.0)	pts	7.2	1.3	pts	3.1	0.2	pts
Total segment	$(57.6)	(14.6)	pts	$23.6	4.1	pts	$(33.9)	(10.5)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased 68.6% to $561.9 million in 2010 compared to $333.2 million in 2009.  The increase was principally due to a $230.9 million (36.6 points) increase in current year catastrophes related to the Chilean earthquake, the Australian hailstorms and floods, the New Zealand earthquake, and the Canadian hailstorm compared to the absence in 2009 of any similar large events.  Attritional losses also increased primarily due to the increased premiums earned and higher expected loss ratios, which were partially offset by favorable development of prior years’ attritional reserves.

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

Segment Expenses. Commission and brokerage expenses increased 3.4% to $136.2 million in 2010 compared to $131.7 million in 2009. The increase was primarily in line with the increases in premiums earned.  Segment other underwriting expenses in 2010 were $27.6 million compared to $23.1 million in 2009.  The increase was consistent with the growth in premiums earned resulting in stable other underwriting expense ratios for the periods.

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

Interest Rate Risk.  Our $8.3 billion investment portfolio, at December 31, 2010, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations.  The impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $439.2 million of mortgage-backed securities in the $5,780.4 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $516.9 million of short-term investments) for the periods indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates for mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2010
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$6,769.2	$6,546.0	$6,297.3	$6,032.8	$5,778.3
Market/Fair Value Change from Base (%)	7.5%	3.9%	0.0%	-4.2%	-8.2%
Change in Unrealized Appreciation
After-tax from Base ($)	$306.7	$161.7	$-	$(171.9)	$(337.4)

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2009
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$7,393.3	$7,105.3	$6,775.1	$6,418.1	$6,076.8
Market/Fair Value Change from Base (%)	9.1%	4.9%	0.0%	-5.3%	-10.3%
Change in Unrealized Appreciation
After-tax from Base ($)	$401.8	$214.6	$-	$(232.1)	$(453.9)

We had $7,652.3 million and $7,300.1 million of gross reserves for losses and LAE as of December 31, 2010 and 2009, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

The tables below display the impact on fair/market value and after-tax change in fair/market value of a 10% and 20% change in equity prices up and down for the periods indicated.

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2010
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$546.8	$615.1	$683.5	$751.8	$820.2
After-tax Change in Fair/Market Value	(88.9)	(44.4)	-	44.4	88.9

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2009
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$304.0	$342.0	$380.0	$418.0	$456.0
After-tax Change in Fair/Market Value	(49.4)	(24.7)	-	24.7	49.4

Foreign Exchange Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Singapore and Canadian Dollars, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of December 31, 2010, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2009.

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

	Change in Foreign Exchange Rates in Percent
	At December 31, 2010
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(81.4)	$(45.3)	$-	$52.0	$109.0

	Change in Foreign Exchange Rates in Percent
	At December 31, 2009
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(63.2)	$(35.6)	$-	$41.5	$87.4

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment we concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

Attestation Report of the Registered Public Accounting Firm
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report due to the Company’s status as a non-accelerated filer.

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

Information for Item 11 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information for Item 12 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information for Item 13 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The PricewaterhouseCoopers LLP (and its worldwide affiliates) fees incurred are as follows for the periods indicated:

(Dollars in thousands)		2010	2009
(1)	Audit Fees	$2,116.1	$1,995.6
(2)	Audit-Related Fees	78.9	78.9
(3)	Tax Fees	135.9	138.5
(4)	All Other Fees	2.3	5.4

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

Some of the fees listed above were not pre-approved by Group’s Audit Committee after the beginning of the engagement pursuant to the waiver of the pre-approval requirement for certain de minimis non-audit services described in section 10A of the Securities Exchange Act of 1934 and applicable regulations.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2011.

EVEREST REINSURANCE HOLDINGS, INC.

By:	/S/ JOSEPH V. TARANTO
Joseph V. Taranto (Chairman and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSEPH V. TARANTO	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2011
Joseph V. Taranto

/S/ DOMINIC J. ADDESSO	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2011
Dominic J. Addesso

/S/ KEITH T. SHOEMAKER	Comptroller (Principal Accounting Officer)	March 30, 2011
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

	4.6	Amended and Restated Trust Agreement of Everest Re Capital Trust II, dated as of March 29, 2004, incorporated herein by reference to Exhibit 4.2 to the March 30, 2004 8-K

	4.7	Guarantee Agreement, dated as of March 29, 2004, between Holdings and JPMorgan Chase Bank, incorporated herein by reference to Exhibit 4.3 to the March 30, 2004 8-K

	4.8	Expense Agreement, dated as of March 29, 2004, between Holdings and Everest Re Capital Trust II, incorporated herein by reference to Exhibit 4.4 to the March 30, 2004 8-K

4.9
Third Supplemental Indenture relating to Holdings 5.40% Senior Notes due October 15, 2014, dated as of October 12, 2004, among Holdings and JPMorgan Chase Bank, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on October 12, 2004

*	10.1
Employment Agreement with Joseph V. Taranto executed on July 15, 1998, incorporated herein by reference to Exhibit 10.21 to Everest Reinsurance Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the “second quarter 1998 10-Q”)

*	10.2
Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. and Joseph V. Taranto dated February 15, 2000, incorporated herein by reference to Exhibit 10.29 to Everest Re Group, Ltd. Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 10-K”)

*	10.3	Change of Control Agreement with Joseph V. Taranto effective July 15, 1998, incorporated herein by reference to Exhibit 10.22 to the second quarter 1998 10-Q

*	10.4
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

	10.8	Guarantee Agreement made by The Prudential Insurance Company of America in favor of Gibraltar Casualty Company, incorporated herein by reference to Exhibit 10.25 to the 2000 10-K

*	10.9
Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated March 30, 2001, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Report on Form 10-Q for the quarter ended March 31, 2001 (the “first quarter 2001 10-Q”)

*	10.10
Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated April 20, 2001, incorporated herein by reference to Exhibit 10.2 to the first quarter 2001 10-Q

*	10.11
Amendment of Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated March 30, 2001, incorporated herein by reference to Exhibit 10.3 to the first quarter 2001 10-Q

*	10.12
Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group Ltd., Everest Global Services Inc. and Joseph V. Taranto, dated April 18, 2003, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on April 21, 2003

*	10.13
Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated August 31, 2005, incorporated by reference to Exhibit 10.1 to Everest Re Group, Ltd. From 8-K filed on August 31, 2005

	10.14
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

*	10.15
Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Craig E. Eisenacher, dated December 18, 2006, incorporated by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on December 5, 2006

*	10.16
Amendment to Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc. and Joseph V. Taranto, dated April 5, 2007, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on April 5, 2007

*	10.17
Amendment to Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services and Joseph V. Taranto, dated April 5, 2007, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on April 5, 2007

*	10.18
Amendment to Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated January 1, 2009, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on January 2, 2009

	10.19
Completion of Tender Offer relating to Everest Reinsurance Holdings, Inc. 6.60% Fixed to Floating Rate Long Term Subordinated Notes (LoTSSM) dated March 19, 2009, incorporated herein by reference to Exhibit 99.1 to Everest Re Group, Ltd. Form 8-K filed on March 31, 2009

*	10.20
Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Global Services, Inc., Everest Re Group, Ltd. and Joseph V. Taranto, dated September 25, 2009, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on October 1, 2009

	23.1	Consent of PricewaterhouseCoopers LLP, filed herewith

	31.1	Section 302 Certification of Joseph V. Taranto, filed herewith

	31.2	Section 302 Certification of Dominic J. Addesso, filed herewith

	32.1	Section 906 Certification of Joseph V. Taranto and Dominic J. Addesso, filed herewith

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Everest Reinsurance Holdings, Inc. and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for other-than-temporary impairments of debt securities in 2009.

PricewaterhouseCoopers LLP
New York, New York
March 30, 2011

Index

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par value per share)	2010	2009

ASSETS:
Fixed maturities - available for sale, at market value	$5,599,940	$6,463,168
(amortized cost: 2010, $5,438,359; 2009, $6,255,759)
Fixed maturities - available for sale, at fair value	180,482	50,528
Equity securities - available for sale, at market value (cost: 2010, $15; 2009, $15)	13	13
Equity securities - available for sale, at fair value	683,454	380,025
Short-term investments	516,885	261,438
Other invested assets (cost: 2010, $405,401; 2009, $387,200)	406,916	386,326
Other invested assets, at fair value	788,142	382,639
Cash	118,092	107,480
Total investments and cash	8,293,924	8,031,617
Accrued investment income	70,874	83,705
Premiums receivable	643,257	769,744
Reinsurance receivables - unaffiliated	670,168	618,081
Reinsurance receivables - affiliated	2,708,193	2,492,152
Funds held by reinsureds	171,179	156,223
Deferred acquisition costs	184,247	183,498
Prepaid reinsurance premiums	629,323	562,146
Deferred tax asset	183,924	210,493
Federal income taxes recoverable	142,421	135,682
Other assets	171,923	136,234
TOTAL ASSETS	$13,869,433	$13,379,575

LIABILITIES:
Reserve for losses and loss adjustment expenses	$7,652,303	$7,300,139
Unearned premium reserve	1,287,476	1,239,320
Funds held under reinsurance treaties	180,377	175,257
Losses in the course of payment	13,089	42,633
Commission reserves	37,796	50,897
Other net payable to reinsurers	467,486	444,535
Revolving credit borrowings	50,000	-
8.75% Senior notes due 3/15/2010	-	199,970
5.4% Senior notes due 10/15/2014	249,812	249,769
6.6% Long term notes due 05/01/2067	238,351	238,348
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	4,793	9,885
Other liabilities	230,312	240,151
Total liabilities	10,741,692	10,520,801

Commitments and Contingencies (Note 16)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2010 and 2009)	-	-
Additional paid-in capital	327,767	321,185
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit) of
$88,289 at 2010 and $89,912 at 2009	163,966	166,978
Retained earnings	2,636,008	2,370,611
Total stockholder's equity	3,127,741	2,858,774
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$13,869,433	$13,379,575

The accompanying notes are an integral part of the consolidated financial statements.

Index

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008

REVENUES:
Premiums earned	$1,813,823	$1,785,060	$1,881,782
Net investment income	350,344	262,086	363,053
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(2,106)	(5,510)	(74,500)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-
Other net realized capital gains (losses)	67,397	62,438	(414,686)
Total net realized capital gains (losses)	65,291	56,928	(489,186)
Realized gain on debt repurchase	-	78,271	-
Other income (expense)	12,074	366	57,921
Total revenues	2,241,532	2,182,711	1,813,570

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,477,450	1,091,676	1,465,560
Commission, brokerage, taxes and fees	335,061	344,577	398,610
Other underwriting expenses	139,832	142,610	124,339
Corporate expenses	5,867	7,722	5,587
Interest, fee and bond issue cost amortization expense	54,553	70,883	78,979
Total claims and expenses	2,012,763	1,657,468	2,073,075

INCOME (LOSS) BEFORE TAXES	228,769	525,243	(259,505)
Income tax expense (benefit)	(36,628)	129,392	(134,748)

NET INCOME (LOSS)	$265,397	$395,851	$(124,757)

Other comprehensive income (loss), net of tax	(3,012)	254,541	(235,339)

COMPREHENSIVE INCOME (LOSS)	$262,385	$650,392	$(360,096)

The accompanying notes are an integral part of the consolidated financial statements.

Index

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY

	Years Ended December 31,
(Dollars in thousands, except share amounts)	2010	2009	2008

COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$321,185	$315,771	$310,206
Share-based compensation plans	6,582	5,414	5,565
Balance, end of period	327,767	321,185	315,771

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	166,978	(72,063)	163,276
Cumulative adjustment of initial adoption(1), net of tax	-	(15,500)	-
Net increase (decrease) during the period	(3,012)	254,541	(235,339)
Balance, end of period	163,966	166,978	(72,063)

RETAINED EARNINGS:
Balance, beginning of period	2,370,611	1,959,260	2,094,017
Cumulative adjustment of initial adoption(1), net of tax	-	15,500	-
Net income (loss)	265,397	395,851	(124,757)
Dividends declared	-	-	(10,000)
Balance, end of period	2,636,008	2,370,611	1,959,260

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$3,127,741	$2,858,774	$2,202,968

(1) The cumulative adjustment to accumulated other comprehensive income (loss), net of deferred income taxes, and retained earnings, represents the effect of initially adopting new guidance for other-than-temporary impairments of debt securities.

The accompanying notes are an integral part of the consolidated financial statements.

Index

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$265,397	$395,851	$(124,757)
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	131,870	(51,103)	82,398
Decrease (increase) in funds held by reinsureds, net	(8,910)	31,915	2,426
Decrease (increase) in reinsurance receivables	(271,644)	15,207	(50,349)
Decrease (increase) in deferred tax asset	28,192	170,490	(112,021)
Decrease (increase) in prepaid reinsurance premiums	(66,408)	(103,677)	(26,377)
Increase (decrease) in reserve for losses and loss adjustment expenses	318,301	(175,589)	(42,354)
Increase (decrease) in unearned premiums	40,729	54,760	(181,240)
Change in equity adjustments in limited partnerships	(45,463)	28,467	30,985
Change in other assets and liabilities, net	(54,761)	24,992	(38,725)
Non-cash compensation expense	6,382	5,384	4,983
Non-cash loss portfolio transfer transaction	-	-	315
Amortization of bond premium (accrual of bond discount)	8,614	11,665	9,257
Amortization of underwriting discount on senior notes	76	192	179
Realized gain on debt repurchase	-	(78,271)	-
Net realized capital (gains) losses	(65,291)	(56,928)	489,186
Net cash provided by (used in) operating activities	287,084	273,355	43,906

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	676,822	445,817	486,174
Proceeds from fixed maturities matured/called - available for sale, at fair value	-	15,358	1,900
Proceeds from fixed maturities sold - available for sale, at market value	953,714	102,396	140,139
Proceeds from fixed maturities sold - available for sale, at fair value	20,237	14,778	-
Proceeds from equity securities sold - available for sale, at market value	-	23,028	(15)
Proceeds from equity securities sold - available for sale, at fair value	230,562	43,483	777,250
Distributions from other invested assets	60,283	28,460	94,082
Cost of fixed maturities acquired - available for sale, at market value	(785,831)	(1,152,966)	(1,362,282)
Cost of fixed maturities acquired - available for sale, at fair value	(134,324)	(27,555)	(43,414)
Cost of equity securities acquired - available for sale, at fair value	(475,047)	(265,272)	(322,530)
Cost of other invested assets acquired	(33,021)	(43,628)	(76,384)
Cost of other invested assets acquired, at fair value	(379,591)	(25,840)	(150,744)
Net change in short-term investments	(254,160)	666,882	364,811
Net change in unsettled securities transactions	(11,773)	6,042	7,436
Net cash provided by (used in) investing activities	(132,129)	(169,017)	(83,577)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	200	30	582
Net cost of senior notes maturing	(200,000)	-	-
Revolving credit borrowings	50,000	-	-
Net cost of debt repurchase	-	(83,026)	-
Dividends paid to stockholder	-	-	(10,000)
Net cash provided by (used in) financing activities	(149,800)	(82,996)	(9,418)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	5,457	(6,126)	(5,094)

Net increase (decrease) in cash	10,612	15,216	(54,183)
Cash, beginning of period	107,480	92,264	146,447
Cash, end of period	$118,092	$107,480	$92,264

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$(51,360)	$30,859	$(46,666)
Interest paid	58,921	71,256	77,948

The accompanying notes are an integral part of the consolidated financial statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008

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

B.  Investments.
Fixed maturity and equity security investments available for sale, at market value, reflect unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, in stockholder’s equity, net of income taxes in “accumulated other comprehensive income (loss)” in the consolidated balance sheets.  Fixed maturity, equity securities and other invested assets carried at fair value reflect fair value re-measurements as net realized capital gains and losses in the consolidated statements of operations and comprehensive income (loss).  Unrealized gains (losses) on fixed maturities, which are deemed other-than-temporary and related to the credit quality of a security, are charged to net income (loss) as net realized capital gains (losses).  Short-term investments are stated at cost, which approximates market value.  Realized gains or losses on sales of investments are determined on the basis of identified cost.  For non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality, and cash flow characteristics of each security.  For publicly traded securities, market value is based on quoted market prices or valuation models that use observable market inputs.  When a sector of the financial markets is inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Retrospective adjustments are employed to recalculate the values of asset-backed securities.  Each acquisition lot is reviewed to recalculate the effective yield.  The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition.  Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities.  Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used to effect the calculation of projected and

Index

prepayments for pass-through security types.  Other invested assets include limited partnerships, rabbi trusts and an affiliated entity.  Limited partnerships and the affiliated entity are accounted for under the equity method of accounting, which can be recorded on a monthly or quarterly lag.

C.  Uncollectible Receivable Balances.
The Company provides reserves for uncollectible reinsurance recoverable and premium receivable balances based on management’s assessment of the collectability of the outstanding balances.  Such reserves are presented in the table below for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2010	2009
Reinsurance recoverable and premium receivables	$34,121	$65,585

The decline in reserve for uncollectible reinsurance was primarily due to a $30,000 thousand write-off of a reinsurance receivable balance with a corresponding reduction in the provision of uncollectible reinsurance.  This write-off of the reinsurance receivable had no impact upon 2010 net income as the reserve for uncollectability had been fully established in previous periods.

D.  Deferred Acquisition Costs.
Acquisition costs, consisting principally of commissions and brokerage expenses and certain premium taxes and fees incurred at the time a contract or policy is issued and that vary with and are directly related to the Company’s reinsurance and insurance business, are deferred and amortized over the period in which the related premiums are earned.  Deferred acquisition costs are limited to their estimated realizable value by line of business based on the related unearned premiums, anticipated claims and claim expenses and anticipated investment income.  Deferred acquisition costs amortized to income are presented in the table below for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Deferred acquisition costs	$335,061	$344,577	$398,610

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

Index

G.  Prepaid Reinsurance Premiums.
Prepaid reinsurance premiums represent unearned premium reserves ceded to other reinsurers.  Prepaid reinsurance premiums for any reinsurers comprising more than 10% of the outstanding balance at December 31, 2010 were collateralized either through a trust arrangement or letters of credit, thereby limiting the credit risk to the Company.

H.  Income Taxes.
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

I.  Foreign Currency.
Assets and liabilities relating to foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; revenues and expenses are translated into U.S. dollars using average exchange rates in effect during the reporting period.  Gains and losses resulting from translating foreign currency financial statements, net of deferred income taxes, are excluded from net income (loss) and accumulated in stockholder’s equity.  Gains and losses resulting from foreign currency transactions, other than debt securities available for sale, are recorded through the consolidated statements of operations and comprehensive income (loss) in other income (expense).  Gains and losses resulting from changes in the foreign currency exchange rates on debt securities, available for sale at market value, are recorded in the consolidated balance sheets in accumulated other comprehensive income (loss) as unrealized appreciation (depreciation).

J.  Segmentation.
The Company, through its subsidiaries, operates in four segments:  U.S. Reinsurance, U.S. Insurance, Specialty Underwriting and International.  See also Note 18.

K.  Retroactive Reinsurance.
Premiums on ceded retroactive contracts are earned when written with a corresponding reinsurance recoverable established for the amount of reserves ceded.  The initial gain, if applicable, is deferred and amortized into income over an actuarially determined expected payout period.  Any future loss is recognized immediately and charged against earnings.

L. Application of Recently Issued Accounting Standard Changes.

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

Index

Treatment of Insurance Contract Acquisition Costs. In October 2010, the FASB issued authoritative guidance for the accounting for costs associated with acquiring or renewing insurance contracts.  The guidance identifies the incremental direct costs of contract acquisition and costs directly related to acquisition activities that should be capitalized.  This guidance is effective for reporting periods beginning after December 15, 2011.  The Company will adopt this guidance prospectively, as of January 1, 2012.

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

Improving Disclosures About Fair Value Measurements.  In January 2010, the FASB amended the authoritative guidance for disclosures on fair value measurements.  Effective for interim and annual reporting periods beginning after December 15, 2009, the guidance requires a new separate disclosure for:  significant transfers in and out of Level 1 and 2 and the reasons for the transfers; and provided clarification on existing disclosures to include:  fair value measurement disclosures by class of assets and liabilities and disclosure on valuation techniques and inputs used to measure fair value that fall in either Level 2 or Level 3.  The Company implemented this guidance effective January 1, 2010.  Effective for interim and annual reporting periods beginning after December 15, 2010, the guidance requires another new separate disclosure in regards to Level 3 fair value measurements in that, the period activity will present separately information about purchases, sales, issuances and settlements.  Comparative disclosures shall be required only for periods ending after initial adoption.  The Company implemented this guidance beginning with the third quarter of 2010.

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

Other-Than-Temporary Impairments on Investment Securities.  In April 2009, the FASB revised the authoritative guidance for the recognition and presentation of other-than-temporary impairments. This new guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairments on debt and equity securities. For available for sale debt securities that the Company has no intent to sell and more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the rest of the fair value loss would be recognized in accumulated other comprehensive income (loss).  The Company adopted this guidance effective April 1, 2009.  Upon adoption the Company recognized a cumulative-effect adjustment increase in retained earnings and decrease in accumulated other comprehensive income (loss) as follows:

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

Index

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

2.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At December 31, 2010
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$153,263	$2,450	$(5,146)	$150,567
Obligations of U.S. states and political subdivisions	2,809,514	116,920	(24,929)	2,901,505
Corporate securities	688,938	42,522	(9,775)	721,685
Asset-backed securities	19,860	705	(14)	20,551
Mortgage-backed securities
Commercial	31,887	7,618	-	39,505
Agency residential	355,928	13,975	(212)	369,691
Non-agency residential	29,373	912	(317)	29,968
Foreign government securities	731,930	32,678	(15,567)	749,041
Foreign corporate securities	617,666	20,939	(21,178)	617,427
Total fixed maturity securities	$5,438,359	$238,719	$(77,138)	$5,599,940
Equity securities	$15	$-	$(2)	$13

	At December 31, 2009
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$132,348	$3,614	$(1,671)	$134,291
Obligations of U.S. states and political subdivisions	3,694,267	183,848	(24,256)	3,853,859
Corporate securities	618,507	30,298	(13,424)	635,381
Asset-backed securities	16,597	460	(1,909)	15,148
Mortgage-backed securities
Commercial	24,213	4,956	(111)	29,058
Agency residential	556,032	10,366	(1,691)	564,707
Non-agency residential	61,098	916	(7,055)	54,959
Foreign government securities	638,204	27,700	(6,687)	659,217
Foreign corporate securities	514,493	17,184	(15,129)	516,548
Total fixed maturity securities	$6,255,759	$279,342	$(71,933)	$6,463,168
Equity securities	$15	$-	$(2)	$13

Index

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings into accumulated other comprehensive income (loss), on April 1, 2009.  The table below presents the pre-tax cumulative unrealized appreciation (depreciation) on those corporate securities, for the periods indicated:

	At December 31,
(Dollars in thousands)	2010	2009
Pre-tax cumulative unrealized appreciation (depreciation)	$823	$(2,039)

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity. Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At December 31, 2010		At December 31, 2009
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$212,728	$207,739	$334,054	$335,948
Due after one year through five years	1,642,227	1,681,497	1,276,968	1,316,918
Due after five years through ten years	1,203,497	1,253,609	1,224,457	1,282,470
Due after ten years	1,942,859	1,997,380	2,762,340	2,863,960
Asset-backed securities	19,860	20,551	16,597	15,148
Mortgage-backed securities
Commercial	31,887	39,505	24,213	29,058
Agency residential	355,928	369,691	556,032	564,707
Non-agency residential	29,373	29,968	61,098	54,959
Total fixed maturity securities	$5,438,359	$5,599,940	$6,255,759	$6,463,168

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(45,828)	$329,881
Fixed maturity securities, cumulative other-than-temporary impairment adjustment , upon adoption	-	(23,846)
Equity securities	(1)	(3)
Other invested assets	2,389	7,035
Change in unrealized appreciation (depreciation), pre-tax	(43,440)	313,067
Deferred tax benefit (expense)	15,204	(117,920)
Deferred tax benefit (expense), cumulative other-than-temporary impairment adjustment, upon adoption	-	8,346
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$(28,236)	$203,493

The Company frequently reviews its fixed maturity securities investment portfolio for declines in market value and focuses its attention on securities whose fair value has fallen below 80% of their amortized cost at the time of review.  The Company then assesses whether the decline in value is temporary or other-than-temporary.  In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information.  Generally, a change in a security’s value caused by a change in the market or interest rate environment does not constitute an other-than-temporary impairment, but rather a temporary decline in market value.  Temporary declines in market value are recorded as unrealized losses in accumulated other comprehensive income (loss).  If the Company determines that the decline is other-than-temporary and the Company does not have the intent to sell the security; and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, the

Index

carrying value of the investment is written down to fair value.  The fair value adjustment that is credit related is recorded in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss). The fair value adjustment that is non-credit related is recorded as a component of other comprehensive income (loss), net of tax, and is included in accumulated other comprehensive income (loss) in the Company’s consolidated balance sheets.  The Company’s assessments are based on the issuers current and expected future financial position, timeliness with respect to interest and/or principal payments, speed of repayments and any applicable credit enhancements or breakeven constant default rates on mortgage-backed and asset-backed securities, as well as relevant information provided by rating agencies, investment advisors and analysts.

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2010 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$47,985	$(1,916)	$43,264	$(3,230)	$91,249	$(5,146)
Obligations of U.S. states and political subdivisions	336,522	(9,519)	171,812	(15,410)	508,334	(24,929)
Corporate securities	74,389	(2,715)	33,109	(7,060)	107,498	(9,775)
Asset-backed securities	3,900	(14)	-	-	3,900	(14)
Mortgage-backed securities
Agency residential	20,867	(212)	-	-	20,867	(212)
Non-agency residential	-	-	22,439	(317)	22,439	(317)
Foreign government securities	92,123	(3,776)	124,807	(11,791)	216,930	(15,567)
Foreign corporate securities	120,294	(5,512)	121,304	(15,666)	241,598	(21,178)
Total fixed maturity securities	$696,080	$(23,664)	$516,735	$(53,474)	$1,212,815	$(77,138)
Equity securities	-	-	13	(2)	13	(2)
Total	$696,080	$(23,664)	$516,748	$(53,476)	$1,212,828	$(77,140)

	Duration of Unrealized Loss at December 31, 2010 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$5,982	$(319)	$48,233	$(8,089)	$54,215	$(8,408)
Due in one year through five years	186,524	(9,059)	129,197	(11,559)	315,721	(20,618)
Due in five years through ten years	139,896	(4,356)	92,692	(8,215)	232,588	(12,571)
Due after ten years	338,911	(9,704)	224,174	(25,294)	563,085	(34,998)
Asset-backed securities	3,900	(14)	-	-	3,900	(14)
Mortgage-backed securities	20,867	(212)	22,439	(317)	43,306	(529)
Total fixed maturity securities	$696,080	$(23,664)	$516,735	$(53,474)	$1,212,815	$(77,138)

Index

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2010 were $1,212,828 thousand and $77,140 thousand, respectively.  There were no unrealized losses on a single issuer that exceeded 0.09% of the market value of the fixed maturity securities at December 31, 2010.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $23,664 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated municipal, foreign government and domestic and foreign corporate securities.  Of these unrealized losses, $23,424 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $53,476 thousand of unrealized losses related to fixed maturity and equity securities in an unrealized loss position for more than one year also related primarily to highly rated domestic and foreign corporate, foreign government and municipal securities.  Of these unrealized losses, $48,165 thousand related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses were mainly comprised of corporate securities.  The gross unrealized depreciation greater than 12 months for mortgage-backed securities included $32 thousand related to sub-prime and alt-A loans.  In all instances, projected cash flows were sufficient to recover the full book value of the investments and the related interest obligations.  Unrealized losses have increased slightly since December 31, 2009, as a result of volatility in the foreign corporate securities sector.

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

Index

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

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2009 were $1,386,867 thousand and $71,935 thousand, respectively.  There were no unrealized losses on a single security that exceeded 0.11% of the market value of the fixed maturity securities at December 31, 2009.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $10,878 thousand of unrealized losses related to fixed maturity and equity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated government, domestic and foreign corporate and mortgage-backed securities.  Of these unrealized losses, $10,658 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $61,057 thousand of unrealized losses related to securities in an unrealized loss position for more than one year related primarily to highly rated municipal, domestic and foreign corporate, foreign government and mortgage-backed securities.  Of these unrealized losses, $50,505 thousand related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses were mainly comprised of corporate and commercial mortgage-backed securities.  The gross unrealized depreciation greater than 12 months for mortgage-backed securities included $79 thousand related to sub-prime and alt-A loans.  In all instances, projected cash flows were sufficient to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still had excess credit coverage and were current on interest and principal payments.

Other invested assets, fair value, is comprised of common shares of the Company’s ultimate parent, Group.  At December 31, 2010, the Company held 9,291,933 shares of Group representing 14.6% of the total outstanding shares.

The components of net investment income are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Fixed maturity securities	$290,454	$286,031	$313,651
Equity securities	10,190	3,573	5,968
Short-term investments and cash	407	3,484	28,553
Other invested assets
Limited partnerships	45,464	(28,467)	13,191
Dividends from Parent's shares	14,029	7,987	7,214
Other	1,274	74	2,280
Total gross investment income	361,818	272,682	370,857
Interest debited (credited) and other investment expense	(11,474)	(10,596)	(7,804)
Total net investment income	$350,344	$262,086	$363,053

The Company records results from limited partnership investments on the equity method of accounting with changes in value reported through net investment income. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.  If the

Index

Company determines there has been a significant decline in value of a limited partnership during this lag period, a loss will be recorded in the period in which the Company indentifies the decline.

The Company had contractual commitments to invest up to an additional $123,483 thousand in limited partnerships at December 31, 2010.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2016.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Fixed maturity securities, market value:
Other-than-temporary impairments	$(2,106)	$(5,510)	$(74,500)
Gains (losses) from sales	(33,323)	(34,100)	(87,410)
Fixed maturity securities, fair value:
Gain (losses) from sales	775	682	102
Gains (losses) from fair value adjustments	15,091	9,337	1,473
Equity securities, market value:
Gains (losses) from sales	-	8,041	-
Equity securities, fair value:
Gains (losses) from sales	6,153	7,513	(105,931)
Gains (losses) from fair value adjustments	52,790	30,908	(134,907)
Other invested assets, fair value:
Gains (losses) from fair value adjustments	25,912	40,048	(87,786)
Short-term investment gains (losses)	(1)	9	(227)
Total net realized capital gains (losses)	$65,291	$56,928	$(489,186)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Proceeds from sales of fixed maturity securities	$973,951	$117,174	$140,139
Gross gains from sales	8,436	8,174	7,060
Gross losses from sales	(40,984)	(41,592)	94,368

Proceeds from sales of equity secuities	$230,562	$66,511	$777,235
Gross gains from sales	11,446	16,437	6,339
Gross losses from sales	(5,293)	(883)	(112,270)

Securities with a carrying value amount of $1,308,806 thousand at December 31, 2010, were on deposit with various state or governmental insurance departments in compliance with insurance laws.

Index

3.  RESERVES FOR LOSSES AND LAE

Reserves for losses and LAE.
Activity in the reserve for losses and LAE is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2010	2009	2008
Gross reserves at January 1	$7,300,139	$7,419,993	$7,538,704
Less reinsurance recoverables	(3,051,704)	(3,045,692)	(2,279,417)
Net reserves at January 1	4,248,435	4,374,301	5,259,287

Incurred related to:
Current year	1,414,604	1,021,687	1,323,520
Prior years	62,846	69,989	142,040
Total incurred losses and LAE	1,477,450	1,091,676	1,465,560

Paid related to:
Current year	277,177	183,566	305,122
Prior years	1,086,262	1,117,940	1,931,267
Total paid losses and LAE	1,363,438	1,301,506	2,236,389

Foreign exchange/translation adjustment	24,328	83,964	(114,157)

Net reserves at December 31	4,386,775	4,248,435	4,374,301
Plus reinsurance recoverables	3,265,528	3,051,704	3,045,692
Gross reserves at December 31	$7,652,303	$7,300,139	$7,419,993

(Some amounts may not reconcile due to rounding.)

Prior years’ reserves increased by $62,846 thousand, $69,989 thousand and $142,040 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.  Prior years’ reserve development for 2010 was the result of $29,884 thousand increase in US insurance reserves, primarily due to reserve strengthening on several terminated programs and $32,962 thousand increase in reinsurance reserves, as a result of losses from contractors’ liability exposure.

The increase for 2009 was the result of $25,989 thousand increase in US insurance business, primarily contractor liability exposures, and $44,000 thousand in reinsurance reserves, in both domestic and international, as a result of losses from sub-prime exposures and property, partially offset by favorable development on other casualty lines.

The increase for 2008 was primarily attributable to the $85,300 thousand reserve development for a run-off auto loan credit insurance program.

Reinsurance Receivables.  Reinsurance receivables for both paid and unpaid losses totaled $3,378,361 thousand and $3,110,233 thousand at December 31, 2010 and 2009, respectively. At December 31, 2010, $2,525,787 thousand, or 74.8%, was receivable from Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), $182,406 thousand, or 5.4%, was receivable from Everest International Reinsurance, Ltd. (“Everest International”) and $171,750 thousand, or 5.1%, was receivable from C.V. Starr (Bermuda).  Bermuda Re, Everest International and CV Starr (Bermuda) are all collateralized by trust agreements.  No other retrocessionaire accounted for more than 5% of reinsurance receivables.

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

Index

The Company’s reserves include an estimate of the Company’s ultimate liability for A&E claims.  The Company’s A&E liabilities emanate from Mt. McKinley, a direct subsidiary of the Company, direct insurance business and Everest Re’s assumed reinsurance business.  All of the contracts of insurance and reinsurance under which the Company has received claims during the past three years, expired more than 20 years ago.  There are significant uncertainties surrounding the Company’s reserves for its A&E losses.

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy. The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of reinsurance basis for the periods indicated:

	At December 31,
(Dollars in thousands)	2010	2009	2008
Gross basis:
Beginning of period reserves	$638,674	$786,843	$922,843
Incurred losses	-	-	-
Paid losses	(83,884)	(148,169)	(136,000)
End of period reserves	$554,790	$638,674	$786,843

Net basis:
Beginning of period reserves	$430,421	$485,296	$537,549
Incurred losses	(300)	(4,715)	-
Paid losses	(47,614)	(50,160)	(52,253)
End of period reserves	$382,507	$430,421	$485,296

At December 31, 2010, the gross reserves for A&E losses were comprised of $135,422 thousand representing case reserves reported by ceding companies, $116,129 thousand representing additional case reserves established by the Company on assumed reinsurance claims, $38,880 thousand representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley and $264,360 thousand representing IBNR reserves.

With respect to asbestos only, at December 31, 2010, the Company had gross asbestos loss reserves of $530,353 thousand, or 95.6%, of total A&E reserves, of which $426,179 thousand was for assumed business and $104,174 thousand was for direct business.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company tests the prices on a random basis to an independent pricing source.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at December 31, 2010 and 2009.

Index

Equity securities in U.S. denominated currency are categorized as Level 1, Quoted Prices in Active Markets for Identical Assets, since the securities are actively traded on an exchange and prices are based on quoted prices from the exchange.  Equity securities traded on foreign exchanges are categorized as Level 2 due to potential foreign exchange adjustments to fair or market value.

Fixed maturity securities are generally categorized as Level 2, Significant Other Observable Inputs, since a particular security may not have traded but the pricing services are able to use valuation models with observable market inputs such as interest rate yield curves and prices for similar fixed maturity securities in terms of issuer, maturity and seniority. Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk) are categorized as Level 3, Significant Unobservable Inputs.  These securities include broker priced securities.

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

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$150,567	$-	$150,567	$-
Obligations of U.S. States and political subdivisions	2,901,505	-	2,901,505	-
Corporate securities	721,685	-	721,685	-
Asset-backed securities	20,551	-	19,590	961
Mortgage-backed securities
Commercial	39,505	-	39,505	-
Agency residential	369,691	-	369,691	-
Non-agency residential	29,968	-	29,510	458
Foreign government securities	749,041	-	749,041	-
Foreign corporate securities	617,427	-	613,792	3,635
Total fixed maturities, market value	5,599,940	-	5,594,886	5,054

Fixed maturities, fair value	180,482	-	180,482	-
Equity securities, market value	13	13	-	-
Equity securities, fair value	683,454	683,454	-	-
Other invested assets, fair value	788,142	788,142	-	-

There were no significant transfers between Level 1 and Level 2 for the twelve months ended December 31, 2010.

Index

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

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	By Asset
	December 31, 2010					December 31, 2009
	Corporate	Asset-backed	Foreign	Non-agency		Corporate	Asset-backed	Non-agency
(Dollars in thousands)	Securities	Securities	Corporate	RMBS	Total	Securities	Securities	RMBS	Total
Beginning balance	$6,930	$6,258	$-	$426	$13,614	$7,000	$3,409	$558	$10,967
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(1)	(258)	1	105	(153)	(1)	-	77	76
Included in other comprehensive income (loss)	71	2,101	268	76	2,516	(69)	2,483	32	2,446
Purchases, issuances and settlements	(7,000)	(7,140)	3,366	(149)	(10,923)	-	-	(241)	(241)
Transfers in and/or (out) of Level 3	-	-	-	-	-	-	366	-	366
Ending balance	$-	$961	$3,635	$458	$5,054	$6,930	$6,258	$426	$13,614

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$(58)	$(58)

(Some amounts may not reconcile due to rounding.)

Index

5.  CREDIT FACILITY

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,500,000 thousand plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at December 31, 2010, was $1,989,417 thousand.  As of December 31, 2010, Holdings was in compliance with all Holdings Credit Facility covenants.

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At December 31, 2010				At December 31, 2009
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$150,000	$50,000	12/16/2010	1/18/2011	$150,000	$-
Total revolving credit borrowings		50,000				-
Total letters of credit		9,527		12/31/2011		27,959		12/31/2010

Total Citibank Holdings Credit Facility	$150,000	$59,527			$150,000	$27,959

The following table presents the costs incurred in connection with the Holdings Credit Facility for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Credit facility fees incurred	$457	$226	$145

6.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices.

				December 31, 2010		December 31, 2009
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$249,812	$267,500	$249,769	$256,100
8.75% Senior notes (matured and paid on March 15, 2010)	03/14/2000	03/15/2010	$200,000	$-	$-	$199,970	$200,000

Index

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Interest expense incurred	$17,219	$31,190	$31,175

7.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices.

			Maturity Date		December 31, 2010		December 31, 2009
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,351	$227,825	$238,348	$176,534

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Interest expense incurred	$15,748	$18,322	$26,404

Index

8.  JUNIOR SUBORDINATED DEBT SECURITIES PAYABLE

The following table displays Holdings’ outstanding junior subordinated debt securities due to Everest Re Capital Trust II (“Capital Trust II”), a wholly owned finance subsidiary of Holdings.  Fair value is primarily based on the quoted market price of the related trust preferred securities.

				December 31, 2010		December 31, 2009
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Amount Issued	Sheet Amount	Fair Value	Sheet Amount	Fair Value
6.20% Junior subordinated debt securities	03/29/2004	03/29/2034	$329,897	$329,897	$294,825	$329,897	$272,553

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

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Interest expense incurred	$20,454	$20,454	$20,454

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

There are certain regulatory and contractual restrictions on the ability of Holdings’ operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances.  The insurance laws of the State of Delaware, where Holdings’ direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds.  In addition, the terms of Holdings Credit Facility (discussed in Note 5) require Everest Re, Holdings’ principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year.  At December 31, 2010, $2,293,643 thousand of the $2,929,526 thousand in net assets of Holdings’ consolidated subsidiaries were subject to the foregoing regulatory restrictions.

9.  TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to a non-affiliated ceding company.  At December 31, 2010, the total amount on deposit in the trust account was $13,716 thousand.

Index

10.  OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2010, for all of the Company’s operating leases with remaining non-cancelable terms in excess of one year are as follows:

(Dollars in thousands)
2011	$7,008
2012	10,024
2013	9,531
2014	7,958
2015	8,195
Thereafter	41,215
Net commitments	$83,929

(Some amounts may not recconcile due to rounding.)

All of these leases, the expiration terms of which range from 2011 to 2020, are for the rental of office space.  Rental expense was $11,769 thousand, $10,489 thousand and $9,524 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.

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

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Current tax expense (benefit):
U.S.	$(73,747)	$(49,644)	$(48,382)
Foreign	9,797	8,184	26,081
Total current tax expense (benefit)	(63,950)	(41,460)	(22,301)
Total deferred U.S. tax expense (benefit)	27,322	170,852	(112,447)
Total income tax expense (benefit)	$(36,628)	$129,392	$(134,748)

A reconciliation of the U.S. federal income tax rate to the Company’s effective tax rate is as follows for the periods indicated:

	Years Ended December 31,
	2010		2009		2008
Expected income tax provision at the U.S. statutory tax rate	$80,069	35.0%	$183,835	35.0%	$(90,826)	-35.0%
Increase (reduction) in taxes resulting from:
Tax exempt income	(56,457)	-24.7%	(60,378)	-11.5%	(61,840)	-23.8%
Tax audit settlement	(48,867)	-21.4%	(13,069)	-2.5%	-	0.0%
Dividend received deduction	(2,535)	-1.1%	(1,409)	-0.3%	(2,762)	-1.1%
Proration	8,510	3.7%	9,139	1.7%	9,437	3.6%
Other, net	(17,348)	-7.6%	11,274	2.1%	11,243	4.3%
Total income tax provision and effective tax rate	$(36,628)	-16.0%	$129,392	24.6%	$(134,748)	-51.9%

Index

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S. tax laws and regulations.  The principal items making up the net deferred income tax asset are as follows for the periods indicated:

	At December 31,
(Dollars in thousands)	2010	2009
Deferred tax assets:
Reserve for losses and LAE	$177,237	$166,943
Foreign tax credits	55,026	46,472
Unearned premium reserve	46,146	47,266
AMT credits	41,693	10,561
Deferred gain on reinsurance	35,903	39,371
Minimum pension	14,045	13,068
Deferred compensation	7,271	7,485
Uncollectible reinsurance	5,675	16,175
Investment impairments	3,988	5,528
Other assets	31,503	34,708
Total deferred tax assets	418,487	387,576

Deferred tax liabilities:
Deferred acquisition costs	64,487	63,531
Net unrealized appreciation of investments	78,478	46,147
Foreign currency translation	45,234	30,675
Gain on debt repurchase	27,395	27,395
Accrued market discount on bonds	3,062	3,493
Other liabilities	15,906	5,842
Total deferred tax liabilities	234,562	177,083

Net deferred tax assets	$183,924	$210,493

(Some amounts may not reconcile due to rounding.)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, for the periods indicated, is as follows:

(Dollars in thousands)	2010	2009	2008
Balance at January 1	$29,010	$34,366	$29,132
Additions based on tax positions related to the current year	7,119	6,997	5,234
Additions for tax positions of prior years	-	-	-
Reductions for tax positions of prior years	-	-	-
Settlements with taxing authorities	(12,356)	(12,353)	-
Lapses of applicable statutes of limitations	-	-	-
Balance at December 31	$23,773	$29,010	$34,366

The entire amount of the unrecognized tax benefits would affect the effective tax rate if recognized.

In 2010, the Company favorably settled a 2003 and 2004 IRS audit.  The Company recorded a net overall tax benefit including accrued interest of $25,920 thousand.  In addition, the Company was also able to take down a $12,356 thousand FIN 48 reserve that had been established regarding the 2003 and 2004 IRS audit.  The Company is no longer subject to U.S. federal, state and local or foreign income tax examinations by tax authorities for years before 2007.

Index

The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income taxes.  During the years ended December 31, 2010, 2009 and 2008, the Company accrued and recognized a net expense (benefit) of approximately ($9,938) thousand, $1,563 thousand and $2,446 thousand, respectively, in interest and penalties.  Included within the 2010 net expense (benefit) of ($9,938) thousand is ($10,591) thousand of accrued interest related to the 2003 and 2004 IRS audit.

The Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

For U.S. income tax purposes the Company has foreign tax credit carryforwards of $55,026 thousand that begin to expire in 2014. In addition, for U.S. income tax purposes the Company has $41,693 thousand of Alternative Minimum Tax credits that do not expire. Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets and accordingly, no valuation allowance has been recorded for the periods presented.

Tax benefits of $164 thousand and $76 thousand related to share-based compensation deductions for stock options exercised in 2010 and 2009, respectively, are reflected in additional paid-in capital in the stockholder’s equity section of the consolidated balance sheets.

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

Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Written premiums:
Direct	$823,305	$824,267	$778,243
Assumed	2,644,451	2,509,850	2,116,545
Ceded	(1,679,045)	(1,598,816)	(1,219,426)
Net written premiums	$1,788,711	$1,735,301	$1,675,362

Premiums earned:
Direct	$823,734	$808,634	$839,251
Assumed	2,602,704	2,471,667	2,235,381
Ceded	(1,612,615)	(1,495,241)	(1,192,850)
Net premiums earned	$1,813,823	$1,785,060	$1,881,782

Incurred losses and LAE:
Direct	$703,229	$654,409	$655,964
Assumed	1,946,124	1,348,581	1,439,019
Ceded	(1,171,903)	(911,314)	(629,423)
Net incurred losses and LAE	$1,477,450	$1,091,676	$1,465,560

The Company engages in reinsurance transactions with Bermuda Re and Everest International, affiliates, primarily driven by enterprise risk and capital management considerations under which business is ceded at market rates and terms.

Index

The table below represents affiliated quota share reinsurance agreements ("whole account quota share") for all new and renewal business for the indicated coverage period:

(Dollars in thousands)
		Percent	Assuming		Single		Aggregate
Coverage Period	Ceding Company	Ceded	Company	Type of Business	Occurrence Limit		Limit

01/01/2002-12/31/2002	Everest Re	20.0%	Bermuda Re	property / casualty business	$-		$-

01/01/2003-12/31/2003	Everest Re	25.0%	Bermuda Re	property / casualty business	-		-

01/01/2004-12/31/2005	Everest Re	22.5%	Bermuda Re	property / casualty business	-		-
	Everest Re	2.5%	Everest International	property / casualty business	-		-

01/01/2006-12/31/2006	Everest Re	18.0%	Bermuda Re	property business	125,000	(1)	-
	Everest Re	2.0%	Everest International	property business	-		-

01/01/2006-12/31/2007	Everest Re	31.5%	Bermuda Re	casualty business	-		-
	Everest Re	3.5%	Everest International	casualty business	-		-

01/01/2007-12/31/2007	Everest Re	22.5%	Bermuda Re	property business	130,000	(1)	-
	Everest Re	2.5%	Everest International	property business	-		-

01/01/2008-12/31/2008	Everest Re	36.0%	Bermuda Re	property / casualty business	130,000	(1)	275,000	(2)
	Everest Re	4.0%	Everest International	property / casualty business	-		-

01/01/2009-12/31/2009	Everest Re	36.0%	Bermuda Re	property / casualty business	150,000	(1)	325,000	(2)
	Everest Re	8.0%	Everest International	property / casualty business	-		-

01/01/2010-12/31/2010	Everest Re	44.0%	Bermuda Re	property / casualty business	150,000		325,000

01/01/2011	Everest Re	50.0%	Bermuda Re	property / casualty business	150,000		300,000

01/01/2003-12/31/2006	Everest Re- Canadian Branch	50.0%	Bermuda Re	property business	-		-
01/01/2007-12/31/2009	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	-		-
01/01/2010-12/31/2010	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	350,000		-
01/01/2011	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	350,000		-

(1) The single occurance limit is applied before the loss cessions to either Bermuda Re or Everest International.
(2) The aggregate limit is applied before the loss cessions to either Bermuda Re or Everest International.

Index

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, for the periods indicated:

Bermuda Re	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Ceded written premiums	$1,375,778	$1,181,875	$947,344
Ceded earned premiums	1,282,720	1,142,223	915,706
Ceded losses and LAE (a)	923,123	699,515	467,717

Everest International	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Ceded written premiums	$48,128	$217,708	$99,633
Ceded earned premiums	99,731	182,436	95,835
Ceded losses and LAE	93,648	100,768	54,380

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

13.  COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008

Net income (loss)	$265,397	$395,851	$(124,757)
Other comprehensive income (loss), before tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period
URA(D) of investments - temporary	(81,731)	294,401	(438,383)
URA(D) of investments - non-credit OTTI	2,862	10,943	-
URA(D) on securities arising during the period	(78,869)	305,344	(438,383)
Less: reclassification adjustment for realized losses included in net income (loss)	35,429	31,569	161,910
Total URA(D) on securities arising during the period	(43,440)	336,913	(276,473)
Foreign currency translation adjustments	41,597	43,223	(46,872)
Pension adjustments	(2,792)	11,466	(38,714)
Total other comprehensive income (loss), before tax	(4,635)	391,602	(362,059)

Income tax benefit (expense) related to items of other comprehensive income (loss):
Tax benefit (expense) on URA(D) arising during the period
Tax benefit (expense) on URA(D) of investments - temporary	28,606	(103,041)	153,434
Tax benefit (expense) on URA(D) of investments - non-credit OTTI	(1,002)	(3,830)	-
Tax benefit (expense) on URA(D) on securities arising during the period	27,604	(106,871)	153,434
Tax reclassification due to realized gains (losses) included in net income (loss)	(12,400)	(11,049)	(56,669)
Total tax benefit (expense) from URA(D) arising during the period	15,204	(117,920)	96,765
Tax benefit (expense) from foreign currency translation	(14,558)	(15,128)	16,405
Tax benefit (expense) on pension	977	(4,013)	13,550
Total income tax benefit (expense) related to items of other comprehensive income (loss):	1,623	(137,061)	126,720
Other comprehensive income (loss), net of tax	(3,012)	254,541	(235,339)
Comprehensive income (loss)	$262,385	$650,392	$(360,096)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009

Beginning balance of URA (D) on securities	$134,245	$(69,248)
Current period change in URA (D) of investments - temporary	(30,096)	204,818
Current period change in URA (D) of investments - non-credit OTTI	1,860	(1,325)
Ending balance of URA (D) on securities	106,009	134,245

Beginning balance of foreign currency translation adjustments	57,001	28,906
Current period change in foreign currency translation adjustments	27,039	28,095
Ending balance of foreign currency translation adjustments	84,040	57,001

Beginning balance of pension	(24,268)	(31,721)
Current period change in pension	(1,815)	7,453
Ending balance of pension	(26,083)	(24,268)

Ending balance of accumulated other comprehensive income (loss)	$163,966	$166,978

Index

14.  EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans.
The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees employed prior to April 1, 2010.  Generally, the Company computes the benefits based on average earnings over a period prescribed by the plans and credited length of service.  The Company’s non-qualified defined benefit pension plan, affected in October 1995, provides compensating pension benefits for participants whose benefits have been curtailed under the qualified plan due to Internal Revenue Code limitations.

Although not required to make contributions under IRS regulations, the following table summarizes the Company’s contributions to the defined benefit pension plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Company contributions	$6,759	$7,851	$23,843

The following table summarizes the Company’s pension expense for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Pension expense	$10,783	$10,772	$5,943

The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009
Change in projected benefit obligation:
Benefit obligation at beginning of year	$118,166	$102,907
Service cost	6,944	6,015
Interest cost	7,052	6,385
Actuarial loss	14,631	6,808
Benefits paid	(8,401)	(3,949)
Projected benefit obligation at end of year	138,392	118,166

Change in plan assets:
Fair value of plan assets at beginning of year	100,728	75,798
Actual return on plan assets	15,623	21,113
Actual contributions during the year	6,760	7,851
Administrative expenses paid	(240)	(85)
Benefits paid	(8,401)	(3,949)
Fair value of plan assets at end of year	114,470	100,728

Funded status at end of year	$(23,922)	$(17,438)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2010	2009
Other assets (due beyond one year)	$952	$8,394
Other liabilities (due within one year)	(2,560)	(8,679)
Other liabilities (due beyond one year)	(22,314)	(17,153)
Net amount recognized in the consolidated balance sheet	$(23,922)	$(17,438)

Index

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2010	2009
Prior service cost	$(217)	$(266)
Accumulated income (loss)	(36,219)	(33,708)
Accumulated other comprehensive income (loss)	$(36,436)	$(33,974)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2010	2009
Other comprehensive income (loss) at December 31, prior year	$(33,974)	$(46,567)
Net gain (loss) arising during period	(7,220)	8,076
Recognition of amortizations in net periodic benefit cost:
Prior service cost	49	49
Actuarial loss	4,709	4,468
Other comprehensive income (loss) at December 31, current year	$(36,436)	$(33,974)

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Service cost	$6,944	$6,015	$5,174
Interest cost	7,052	6,385	5,916
Expected return on assets	(7,971)	(6,145)	(6,583)
Amortization of actuarial loss from earlier periods	2,467	3,663	601
Amortization of unrecognized prior service cost	49	49	51
Settlement	2,242	805	784
Net periodic benefit cost	$10,783	$10,772	$5,943

Other changes recognized in other comprehensive income (loss):
Other comprehensive income (loss) attributable to change from prior year	2,462	(12,593)

Total recognized in net periodic benefit cost and other
comprehensive income (loss)	$13,244	$(1,821)

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $0.0 thousand, $2,191.7 thousand and $49.1 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2010, 2009 and 2008 were 6.10%, 6.25% and 6.55%, respectively.  The rate of compensation increase used to determine the net periodic benefit cost for 2010, 2009 and 2008 was 4.0%, 4.0% and 4.5%, respectively.  The expected long-term rate of return on plan assets for 2010, 2009 and 2008 was 8.0% and was based on expected portfolio returns and allocations.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2010, 2009, and 2008 were 5.60%, 6.10% and 6.25%, respectively.

Index

The following table summarizes the accumulated benefit obligation for the periods indicated:

	At December 31,
(Dollars in thousands)	2010	2009
Qualified Plan	$91,254	$73,969
Non-qualified Plan	19,141	21,898
Total	$110,395	$95,867

The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2010	2009
Qualified Plan
Projected benefit obligation	NA	NA
Fair value of plan assets	NA	NA
Non-qualified Plan
Projected benefit obligation	$24,874	$25,831
Fair value of plan assets	-	-

The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2010	2009
Qualified Plan
Accumulated benefit obligation	NA	NA
Fair value of plan assets	NA	NA
Non-qualified Plan
Accumulated benefit obligation	$19,141	$21,898
Fair value of plan assets	-	-

The following table displays the expected benefit payments in the periods indicated:

(Dollars in thousands)
2011	$4,829
2012	5,367
2013	7,068
2014	7,363
2015	7,078
Next 5 years	42,644

Plan assets consist of shares in investment trusts with approximately 66%, 31% and 3% of the underlying assets consisting of equity securities, fixed maturities and cash, respectively.  The Company manages the qualified plan investments for U.S. employees.  The assets in the plan consist of debt and equity mutual funds.  Due to the long term nature of the plan, the target asset allocation has historically been 70% equities and 30% bonds.

Index

The following table presents the fair value measurement levels for the qualified plan assets at fair value for the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$356	$356	$-	$-
Short-term investments, which approximates fair value (a)	2,728	2,728	-	-
Mutual funds, fair value
Fixed income (b)	35,334	35,334	-	-
Equities (c)	65,793	65,793	-	-
Multi-strategy equity fund, fair value (d)	10,259	-	-	10,259
Total	$114,470	$104,211	$-	$10,259

(a)	This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.
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

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturity investments, for the period indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009
Assets:
Balance, beginning of period	$6,564	$-
Actual return on plan assets:
Relating to assets still held at the reporting date	1,776	564
Relating to assets sold during the period	7	-
Purchases, issuances and settlements	1,912	6,000
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$10,259	$6,564

The Company does not expect to make any contributions to the qualified plan in 2011.

Defined Contribution Plans.
The Company also maintains both qualified and non-qualified defined contribution plans (“Savings Plan” and “Non-Qualified Savings Plan”, respectively) covering U.S. employees.  Under the plans, the Company contributes up to a maximum 3% of the participants’ compensation based on the contribution percentage of the employee.  The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to Internal Revenue Code limitations.  In addition, effective for new hires (and rehires) on or after April 1, 2010, the Company will contribute between 3% and 8% of an employee’s earnings for each payroll period based on the employee’s age.  These contributions will be 100% vested after three years.

Index

The following table presents the Company’s incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Incurred expenses	$1,801	$1,631	$1,396

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees.  Each non-U.S. office (Brazil, Canada and Singapore) maintains a separate plan for the non-U.S. employees working in that location.  The Company contributes various amounts based on salary, age and/or years of service.  The contributions as a percentage of salary for the branch offices range from 7.8% to 9.1%.  The contributions are generally used to purchase pension benefits from local insurance providers.  The following table presents the Company’s incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Incurred expenses	$377	$317	$256

Post-Retirement Plan.
The Company sponsors a Retiree Health Plan for employees employed prior to April 1, 2010.  This plan provides healthcare benefits for eligible retired employees (and their eligible dependants), who have elected coverage.  The Company anticipates that most covered employees will become eligible for these benefits if they retire while working for the Company.  The cost of these benefits is shared with the retiree.  The Company accrues the post-retirement benefit expense during the period of the employee’s service.

The following medical cost trend rates were used to determine net cost and benefit obligations:  a healthcare inflation rate for pre-Medicare claims of 8.1% in 2010 was assumed to decrease gradually to 4.5% in 2027 and then remain at that level; and a healthcare inflation rate for post-Medicare claims of 6.4% in 2010 was assumed to decrease gradually to 4.5% in 2027 then remain at that level.

Changes in the assumed healthcare cost trend can have a significant effect on the amounts reported for the healthcare plans.  A one percent change in the rate would have the following effects on:

	Percentage	Percentage
	Point Increase	Point Decrease
(Dollars in thousands)	($ Impact)	($ Impact)
a. Effect on total service and interest cost components	$406	$(321)
b. Effect on accumulated post-retirement benefit obligation	3,003	(2,426)

The following table presents the post-retirement benefit expenses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Post-retirement benefit expenses	$1,947	$1,769	$1,411

Index

The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in thousands)	2010	2009
Change in projected benefit obligation:
Benefit obligation at beginning of year	$14,919	$12,356
Service cost	1,017	902
Interest cost	849	780
Actuarial loss	412	1,213
Benefits paid	(443)	(332)
Benefit obligation at end of year	16,754	14,919

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	443	332
Benefits paid	(443)	(332)
Fair value of plan assets at end of year	-	-

Funded status at end of year	$(16,754)	$(14,919)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2010	2009
Other liabilities (due within one year)	$(377)	$(323)
Other liabilities (due beyond one year)	(16,377)	(14,596)
Net amount recognized in the consolidated balance sheets	$(16,754)	$(14,919)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2010	2009
Accumulated income (loss)	$(3,692)	$(3,361)
Accumulated other comprehensive income (loss)	$(3,692)	$(3,361)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2010	2009
Other comprehensive income (loss) at December 31, prior year	$(3,361)	$(2,234)
Net gain (loss) arising during period	(412)	(1,213)
Recognition of amortizations in net periodic benefit cost:
Actuarial loss (gain)	81	86
Other comprehensive income (loss) at December 31, current year	$(3,692)	$(3,361)

Index

Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Service cost	$1,017	$902	$732
Interest cost	849	780	664
Net loss recognition	81	87	15
Net periodic cost	$1,947	$1,769	$1,411

Other changes recognized in other comprehensive income (loss):
Other comprehensive gain (loss) attributable to change from prior year	331	1,127

Total recognized in net periodic benefit cost and
other comprehensive income (loss)	$2,278	$2,896

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $0.0 thousand, $145.1 thousand and $0.0 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2010, 2009 and 2008 were 6.10%, 6.25% and 6.55%, respectively.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2010, 2009 and 2008 were 5.60%, 6.10% and 6.25%, respectively.

The following table displays the expected benefit payments in the periods indicated:

(Dollars in thousands)
2011	$377
2012	442
2013	532
2014	609
2015	751
Next 5 years	5,500

15.  DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

Dividend Restrictions.
Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement.  In addition, no dividend may be paid in excess of unassigned earned surplus.  At December 31, 2010, Everest Re has $252,752 thousand available for payment of dividends in 2011 without the need for prior regulatory approval.

Statutory Financial Information.
Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners (“NAIC”) and the Delaware Insurance Department.  Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual.  The capital and statutory surplus of Everest Re was $2,527,519 thousand and $2,789,740 thousand at December 31, 2010 and 2009, respectively.  The statutory net income of Everest Re was $218,452 thousand, $442,735 thousand and $74,398 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.

Index

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

	Years Ended December 31,
(Dollars in thousands)	2010	2009
	$150,560	$152,340

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

	Years Ended December 31,
(Dollars in thousands)	2010	2009
	$26,542	$24,568

17.  RELATED-PARTY TRANSACTIONS

Parent

Group’s Board of Directors approved an amended share repurchase program authorizing Group and/or its subsidiary Holdings to purchase Group’s common shares through open market transactions, privately negotiated transactions or both.  The table below represents the amendments to the share repurchase program for the common shares approved for repurchase.

Common Shares
Authorized for
Amendment Date	Repurchase
(Dollars in thousands)
09/21/2004	$5,000,000
07/21/2008	5,000,000
02/24/2010	5,000,000
$15,000,000

Index

As of December 31, 2010, Holdings held 9,291,933 common shares of Group, which it had purchased in the open market between February 1, 2007 and November 12, 2010.  The table below represents the total purchase price for these common shares purchased.

(Dollars in thousands)
Total purchase price	$797,760

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

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Dividends received	$14,029	$7,987	$7,214

Affiliated Companies

Everest Global Services, Inc. (“Everest Global”), an affiliate of Holdings, provides centralized management and home office services, through a management agreement, to Holdings and other affiliated companies within Holdings’ consolidated structure.  Services provided by Everest Global include executive managerial services, legal services, actuarial services, accounting services, information technology services and others.

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Expenses incurred	$62,740	$53,015	$46,926

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

18.  SEGMENT REPORTING

The Company, through its subsidiaries, operates in four segments:  U.S. Reinsurance, U.S. Insurance, Specialty Underwriting and International.  The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S.  The U.S. Insurance operation writes property and casualty insurance primarily through general agents, brokers and surplus lines brokers within the U.S.  The Specialty Underwriting operation writes accident and health (“A&H”), marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and offices in Brazil, Miami and New Jersey.

These segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations.  Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results.

Index

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

U.S. Reinsurance	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Gross written premiums	$1,143,696	$1,172,304	$957,900
Net written premiums	633,321	660,595	569,866

Premiums earned	$630,780	$676,415	$685,075
Incurred losses and LAE	445,270	344,481	559,985
Commission and brokerage	135,117	142,119	159,677
Other underwriting expenses	33,940	36,181	32,180
Underwriting gain (loss)	$16,453	$153,634	$(66,767)

U.S. Insurance	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Gross written premiums	$850,661	$842,564	$771,798
Net written premiums	363,682	352,077	398,723

Premiums earned	$399,769	$382,802	$482,729
Incurred losses and LAE	353,886	317,753	422,183
Commission and brokerage	27,841	29,848	68,238
Other underwriting expenses	69,676	74,627	64,324
Underwriting gain (loss)	$(51,634)	$(39,426)	$(72,016)

Specialty Underwriting	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Gross written premiums	$266,447	$234,774	$260,422
Net written premiums	150,349	132,915	167,677

Premiums earned	$156,979	$139,140	$168,399
Incurred losses and LAE	116,422	96,267	116,277
Commission and brokerage	35,937	40,946	40,948
Other underwriting expenses	8,570	8,719	8,055
Underwriting gain (loss)	$(3,950)	$(6,792)	$3,119

International	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Gross written premiums	$1,206,953	$1,084,476	$904,668
Net written premiums	641,359	589,714	539,096

Premiums earned	$626,295	$586,703	$545,579
Incurred losses and LAE	561,872	333,175	367,115
Commission and brokerage	136,166	131,664	129,747
Other underwriting expenses	27,646	23,083	19,780
Underwriting gain (loss)	$(99,389)	$98,781	$28,937

Index

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Underwriting gain (loss)	$(138,520)	$206,197	$(106,727)
Net investment income	350,344	262,086	363,053
Net realized capital gains (losses)	65,291	56,928	(489,186)
Realized gain on debt repurchase	-	78,271	-
Corporate expense	(5,867)	(7,722)	(5,587)
Interest, fee and bond issue cost amortization expense	(54,553)	(70,883)	(78,979)
Other income (expense)	12,074	366	57,921
Income (loss) before taxes	$228,769	$525,243	$(259,505)

The Company produces business in the U.S. and internationally.  The net income deriving from and assets residing in the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records.  Based on gross written premium, the table below presents the largest country, other than the U.S., in which the Company writes business, for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Canada	$186,861	$162,695	$138,178

Approximately 27.0%, 22.7% and 21.6% of the Company’s gross written premiums in 2010, 2009 and 2008, respectively, were sourced through the Company’s largest intermediary.

19. SUBSEQUENT EVENT

At the end of 2010 and into January 2011, there were significant floods in Northeastern Australia.  The Company currently estimates the pre-tax losses impacting the first quarter 2011 financial statements to be $23,000 thousand.  On February 22, 2011, there was an earthquake in New Zealand.  The Company currently estimates the range of pre-tax losses impacting the first quarter 2011 financial statements to be between $64,000 thousand and $83,000 thousand.  In addition, on March 11, 2011, there was an earthquake and tsunami in Japan.  Due to the recentness of this event, the Company is unable to estimate the amount of losses at this time.  However, the Company anticipates that this earthquake will adversely impact first quarter 2011 financial statements.

Index

20. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the periods indicated:

	2010
(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$813,482	$846,009	$973,659	$834,606
Net written premiums	413,377	435,143	497,873	442,318

Premiums earned	414,134	442,724	465,302	491,663
Net investment income	85,107	89,346	74,212	101,679
Net realized capital gains (losses)	(5,307)	(95,473)	159,569	6,502
Total claims and underwriting expenses	527,559	438,317	445,610	540,857
Net income (loss)	(44,929)	16,887	168,652	124,787

	2009
(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$778,721	$811,103	$916,276	$828,017
Net written premiums	428,545	447,199	452,655	406,902

Premiums earned	438,445	460,774	438,320	447,521
Net investment income	39,659	74,516	65,492	82,419
Net realized capital gains (losses)	(68,184)	22,941	101,394	777
Total claims and underwriting expenses	408,722	367,889	357,440	444,812
Net income (loss)	45,664	128,500	164,141	57,546

Index

SCHEDULE I – SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2010

Column A	Column B	Column C	Column D
			Amount
			Shown in
		Market	Balance
(Dollars in thousands)	Cost	Value	Sheet
Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$153,263	$150,567	$150,567
State, municipalities and political subdivisions	2,809,514	2,901,505	2,901,505
Foreign government securities	731,930	749,041	749,041
Foreign corporate securities	617,666	617,427	617,427
Public utilities	54,212	57,907	57,907
All other corporate bonds	634,442	667,152	667,152
Mortgage - backed securities
Commercial	31,887	39,505	39,505
Agency residential	355,928	369,691	369,691
Non-agency residential	29,373	29,968	29,968
Redeemable preferred stock	20,144	17,177	17,177
Total fixed maturities-available for sale	5,438,359	5,599,940	5,599,940
Fixed maturities - available for sale, at fair value(1)	168,928	180,482	180,482
Equity securities - available for sale, at market value	15	13	13
Equity securities - available for sale, at fair value(1)	615,813	683,454	683,454
Short-term investments	516,885	516,885	516,885
Other invested assets	405,401	406,916	406,916
Other invested assets, at fair value (1)	797,760	788,142	788,142
Cash	118,092	118,092	118,092

Total investments and cash	$8,061,253	$8,293,924	$8,293,924

(1) Original cost does not reflect adjustments, which have been realized through the statements of operations and comprehensive income.

Index

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS

	At December 31,
(Dollars and share amounts in thousands, except par value per share)	2010	2009
ASSETS:
Fixed maturities - available for sale, at market value	$813	$131,961
(amortized cost: 2010, $800; 2009, $133,295)
Equity securities - available for sale, at fair value	69,608	19,945
Other invested assets, at market value	12,943	12,943
Other invested assets, at fair value	788,142	382,639
Short-term investments	122,105	7,049
Cash	1,369	1,259
Total investments and cash	994,980	555,796
Investment in subsidiaries, at equity in the underlying net assets	2,929,526	3,271,079
Accrued investment income	1	597
Federal income taxes recoverable	90,146	63,233
Other assets	11,213	15,164
TOTAL ASSETS	$4,025,866	$3,905,869

LIABILITIES:
Revolving credit borrowings	$50,000	$-
8.75% Senor notes due 3/15/2010	-	199,970
5.4% Senior notes due 10/15/2014	249,812	249,769
6.6% Long term notes due 5/1/2067	238,351	238,348
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	4,793	9,885
Deferred tax liability	24,178	18,818
Due to subsidiaries	667	-
Other liabilities	427	408
Total liabilities	898,125	1,047,095

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2010 and 2009)	-	-
Additional paid-in capital	327,767	321,185
Accumulated other comprehensive income (loss), net of deferred income
tax expense (benefit) of $88,289 at 2010 and $89,812 at 2009	163,966	166,978
Retained earnings (deficit)	2,636,008	2,370,611
Total stockholder's equity	3,127,741	2,858,774
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$4,025,866	$3,905,869

See notes to consolidated financial statements.

Index

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
REVENUES:
Net investment income	$15,436	$9,567	$11,863
Net realized capital gains (losses)	25,070	40,000	(87,786)
Realized gain on debt repurchase	-	78,271	-
Other income (expense)	(227)	(207)	(186)
Net income (loss) of subsidiaries	245,753	360,065	(23,542)
Total revenues	286,032	487,696	(99,651)

EXPENSES:
Interest expense	54,496	70,855	78,979
Corporate expense	3,462	3,609	3,219
Total expenses	57,958	74,464	82,198

INCOME (LOSS) BEFORE TAXES	228,074	413,232	(181,849)
Income tax expense (benefit)	(37,323)	17,381	(57,092)

NET INCOME (LOSS)	$265,397	$395,851	$(124,757)

See notes to consolidated financial statements.

Index

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOW

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$265,397	$395,851	$(124,757)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (earnings) deficit of subsidiaries	(245,753)	(360,065)	23,542
Dividends received from subsidiaries	590,000	60,000	285,000
Increase (decrease) in accrued interest on debt and borrowings	(5,091)	(1,332)	-
Decrease (increase) in federal income tax recoverable	(26,913)	(17,102)	8,110
Decrease (increase) in deferred tax asset	4,889	41,377	(26,383)
Change in other assets and liabilities, net	5,232	(2,301)	2,194
Amortization of bond premium (accrual of bond discount)	571	58	-
Amortization of underwriting discount on senior notes	76	192	179
Realized gain on debt repurchase	-	(78,271)	-
Net realized capital losses (gains)	(25,070)	(40,000)	87,786
Net cash provided by (used in) operating activities	563,338	(1,593)	255,671

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	7,581	-	-
Proceeds from fixed maturities sold - available for sale, at market value	124,957	-	-
Proceeds from equity maturities sold - available for sale, at fair value	20,842	-	-
Cost of fixed maturities acquired - available for sale, at market value	(800)	(133,353)	-
Cost of equity securities acquired - available for sale, at fair value	(71,161)	(19,993)	-
Cost of other invested assets acquired, at fair value	(379,591)	(25,841)	(150,747)
Net change in short-term investments	(115,056)	264,781	(95,556)
Net cash provided by (used in) investing activities	(413,228)	85,594	(246,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholder	-	-	(10,000)
Net cost of senior notes maturing	(200,000)	-	-
Revolving credit borrowings	50,000	-	-
Net cost of debt repurchase	-	(83,026)	-
Net cash provided by (used in) financing activities	(150,000)	(83,026)	(10,000)

Net increase (decrease) in cash	110	975	(632)
Cash, beginning of period	1,259	284	916
Cash, end of period	$1,369	$1,259	$284

Non-cash financing transaction:
Non-cash contribution from parent	$6,582	$5,414	$5,565
Non-cash contribution to subsidiaries	(6,582)	(5,414)	(5,565)

See notes to consolidated financial statements.

Index

SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
		Reserve				Incurred
Geographic Area		for Losses				Loss and	Amortization
	Deferred	and Loss	Unearned		Net	Loss	of Deferred	Other	Net
	Acquisition	Adjustment	Premium	Premiums	Investment	Adjustment	Acquisition	Operating	Written
(Dollars in thousands)	Costs	Expenses	Reserves	Earned	Income	Expenses	Costs	Expenses	Premium
December 31, 2010
Domestic	$104,862	$5,944,708	$998,755	$1,187,528	$306,256	$915,578	$198,895	$112,186	$1,147,352
International	79,385	1,707,595	288,721	626,295	44,088	561,872	136,166	27,646	641,359
Total	$184,247	$7,652,303	$1,287,476	$1,813,823	$350,344	$1,477,450	$335,061	$139,832	$1,788,711

December 31, 2009
Domestic	$114,937	$5,952,679	$988,901	$1,198,357	$224,405	$758,501	$212,913	$119,527	$1,145,587
International	68,561	1,347,460	250,419	586,703	37,681	333,175	131,664	23,083	589,714
Total	$183,498	$7,300,139	$1,239,320	$1,785,060	$262,086	$1,091,676	$344,577	$142,610	$1,735,301

December 31, 2008
Domestic	$132,771	$6,279,851	$962,884	$1,336,203	$323,896	$1,098,445	$268,863	$104,559	$1,136,266
International	59,325	1,140,142	213,950	545,579	39,157	367,115	129,747	19,780	539,096
Total	$192,096	$7,419,993	$1,176,834	$1,881,782	$363,053	$1,465,560	$398,610	$124,339	$1,675,362

Index

SCHEDULE IV – REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed
	Gross	Other	from Other	Net	Assumed
(Dollars in thousands)	Amount	Companies	Companies	Amount	to Net

December 31, 2010
Total property and liability
insurance premiums earned	$823,734	$1,612,615	$2,602,704	$1,813,823	143.5%

December 31, 2009
Total property and liability
insurance premiums earned	$808,634	$1,495,241	$2,471,667	$1,785,060	138.5%

December 31, 2008
Total property and liability
insurance premiums earned	$839,251	$1,192,850	$2,235,381	$1,881,782	118.8%