Form 10-Q
period 2011-03-31
EVEREST REINSURANCE HOLDINGS INC
filed 2011-05-13
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2011	Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3263609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer		Accelerated filer
Non-accelerated filer	X	Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At May 1, 2011
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Form 10-Q

Page

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

Part I

ITEM  1.  FINANCIAL STATEMENTS

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands, except par value per share)	2011	2010
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$5,433,976	$5,599,940
(amortized cost: 2011, $5,289,312; 2010, $5,438,359)
Fixed maturities - available for sale, at fair value	143,708	180,482
Equity securities - available for sale, at market value (cost: 2011, $15 2010, $15)	13	13
Equity securities - available for sale, at fair value	797,424	683,454
Short-term investments	368,767	516,885
Other invested assets (cost: 2011, $385,471; 2010, $405,401)	388,421	406,916
Other invested assets, at fair value	857,107	788,142
Cash	169,365	118,092
Total investments and cash	8,158,781	8,293,924
Accrued investment income	66,269	70,874
Premiums receivable	756,042	643,257
Reinsurance receivables - unaffiliated	679,975	670,168
Reinsurance receivables - affiliated	3,010,140	2,708,193
Funds held by reinsureds	174,535	171,179
Deferred acquisition costs	176,395	184,247
Prepaid reinsurance premiums	605,832	629,323
Deferred tax asset	149,062	183,924
Federal income taxes recoverable	198,695	142,421
Other assets	425,438	171,923
TOTAL ASSETS	$14,401,164	$13,869,433

LIABILITIES:
Reserve for losses and loss adjustment expenses	$8,143,475	$7,652,303
Unearned premium reserve	1,266,955	1,287,476
Funds held under reinsurance treaties	183,728	180,377
Losses in the course of payment	62,113	13,089
Commission reserves	36,202	37,796
Other net payable to reinsurers	520,510	467,486
Revolving credit borrowings	40,000	50,000
5.4% Senior notes due 10/15/2014	249,824	249,812
6.6% Long term notes due 05/01/2067	238,352	238,351
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	12,103	4,793
Other liabilities	285,191	230,312
Total liabilities	11,368,350	10,741,692

Commitments and Contingencies (Note 6)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2011 and 2010)	-	-
Additional paid-in capital	329,356	327,767
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $88,837 at 2011 and $88,289 at 2010	164,983	163,966
Retained earnings	2,538,475	2,636,008
Total stockholder's equity	3,032,814	3,127,741
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$14,401,164	$13,869,433

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
	(unaudited)
REVENUES:
Premiums earned	$459,393	$414,134
Net investment income	87,132	85,107
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(13,611)	-
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-
Other net realized capital gains (losses)	54,087	(5,307)
Total net realized capital gains (losses)	40,476	(5,307)
Other income (expense)	32	5,112
Total revenues	587,033	499,046

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	553,028	427,004
Commission, brokerage, taxes and fees	88,512	67,841
Other underwriting expenses	38,217	32,714
Corporate expenses	1,190	2,226
Interest, fee and bond issue cost amortization expense	12,682	16,340
Total claims and expenses	693,629	546,125

INCOME (LOSS) BEFORE TAXES	(106,596)	(47,079)
Income tax expense (benefit)	(9,063)	(2,150)

NET INCOME (LOSS)	$(97,533)	$(44,929)

Other comprehensive income (loss), net of tax	1,017	11,746

COMPREHENSIVE INCOME (LOSS)	$(96,516)	$(33,183)

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

	Three Months Ended
	March 31,
(Dollars in thousands, except share amounts)	2011	2010
	(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000
Balance, end of period	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$327,767	$321,185
Share-based compensation plans	1,589	1,274
Balance, end of period	329,356	322,459

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	163,966	166,978
Net increase (decrease) during the period	1,017	11,746
Balance, end of period	164,983	178,724

RETAINED EARNINGS:
Balance, beginning of period	2,636,008	2,370,611
Net income (loss)	(97,533)	(44,929)
Balance, end of period	2,538,475	2,325,682

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$3,032,814	$2,826,865

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(97,533)	$(44,929)
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(111,328)	3,330
Decrease (increase) in funds held by reinsureds, net	196	2,210
Decrease (increase) in reinsurance receivables	(306,071)	(209,177)
Decrease (increase) in deferred tax asset	34,314	(8,294)
Decrease (increase) in prepaid reinsurance premiums	23,936	(18,251)
Increase (decrease) in reserve for losses and loss adjustment expenses	465,159	303,114
Increase (decrease) in unearned premiums	(23,149)	17,379
Change in equity adjustments in limited partnerships	(18,415)	(9,414)
Change in other assets and liabilities, net	70,747	126,226
Non-cash compensation expense	1,380	1,195
Amortization of bond premium (accrual of bond discount)	3,492	3,546
Amortization of underwriting discount on senior notes	12	42
Net realized capital (gains) losses	(40,476)	5,307
Net cash provided by (used in) operating activities	2,264	172,284

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	107,455	172,263
Proceeds from fixed maturities matured/called - available for sale, at fair value	6,900	-
Proceeds from fixed maturities sold - available for sale, at market value	516,721	165,485
Proceeds from fixed maturities sold - available for sale, at fair value	32,952	2,497
Proceeds from equity securities sold - available for sale, at market value	27,096	-
Proceeds from equity securities sold - available for sale, at fair value	52,696	21,342
Distributions from other invested assets	61,359	8,165
Cost of fixed maturities acquired - available for sale, at market value	(472,805)	(275,526)
Cost of fixed maturities acquired - available for sale, at fair value	(8,076)	(14,194)
Cost of equity securities acquired - available for sale, at market value	(27,059)	-
Cost of equity securities acquired - available for sale, at fair value	(126,665)	(20,739)
Cost of other invested assets acquired	(23,014)	(9,740)
Cost of other invested assets acquired, at fair value	(37,611)	(47,032)
Cost of businesses acquired	(63,100)	-
Net change in short-term investments	149,303	12,085
Net change in unsettled securities transactions	(143,998)	16,323
Net cash provided by (used in) investing activities	52,154	30,929

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	209	79
Net cost of senior notes maturing	-	(200,000)
Revolving credit borrowings	(10,000)	-
Net cash provided by (used in) financing activities	(9,791)	(199,921)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	6,646	(3,035)

Net increase (decrease) in cash	51,273	257
Cash, beginning of period	118,092	107,480
Cash, end of period	$169,365	$107,737

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
Income taxes paid (recovered)	$10,792	$3,766
Interest paid	5,203	13,899

Non-cash transaction:
Net assets acquired and liabilities assumed from business acquisitions	19,130	-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2011 and 2010

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

2.  BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three months ended March 31, 2011 and 2010 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2010 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2010, 2009 and 2008 included in the Company’s most recent Form 10-K filing.

All intercompany accounts and transactions have been eliminated.

Application of Recently Issued Accounting Standard Changes

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

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At March 31, 2011
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$83,844	$1,981	$(1,680)	$84,145
Obligations of U.S. states and political subdivisions	2,402,356	94,023	(16,195)	2,480,184
Corporate securities	799,161	40,773	(10,214)	829,720
Asset-backed securities	24,453	691	(17)	25,127
Mortgage-backed securities
Commercial	31,347	7,601	-	38,948
Agency residential	334,751	13,084	(241)	347,594
Non-agency residential	28,238	655	(79)	28,814
Foreign government securities	886,467	30,155	(15,202)	901,420
Foreign corporate securities	698,695	19,736	(20,407)	698,024
Total fixed maturity securities	$5,289,312	$208,699	$(64,035)	$5,433,976
Equity securities	$15	$-	$(2)	$13

	At December 31, 2010
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$153,263	$2,450	$(5,146)	$150,567
Obligations of U.S. states and political subdivisions	2,809,514	116,920	(24,929)	2,901,505
Corporate securities	688,938	42,522	(9,775)	721,685
Asset-backed securities	19,860	705	(14)	20,551
Mortgage-backed securities
Commercial	31,887	7,618	-	39,505
Agency residential	355,928	13,975	(212)	369,691
Non-agency residential	29,373	912	(317)	29,968
Foreign government securities	731,930	32,678	(15,567)	749,041
Foreign corporate securities	617,666	20,939	(21,178)	617,427
Total fixed maturity securities	$5,438,359	$238,719	$(77,138)	$5,599,940
Equity securities	$15	$-	$(2)	$13

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings into accumulated other comprehensive income (loss), on April 1, 2009.  The table below presents the pre-tax cumulative unrealized appreciation (depreciation) on those corporate securities, for the periods indicated:

(Dollars in thousands)	At March 31, 2011	At December 31, 2010
Pre-tax cumulative unrealized appreciation (depreciation)	$843	$823

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity. Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At March 31, 2011		At December 31, 2010
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$208,892	$207,299	$212,728	$207,739
Due after one year through five years	1,739,602	1,770,747	1,642,227	1,681,497
Due after five years through ten years	1,160,884	1,200,473	1,203,497	1,253,609
Due after ten years	1,761,145	1,814,974	1,942,859	1,997,380
Asset-backed securities	24,453	25,127	19,860	20,551
Mortgage-backed securities
Commercial	31,347	38,948	31,887	39,505
Agency residential	334,751	347,594	355,928	369,691
Non-agency residential	28,238	28,814	29,373	29,968
Total fixed maturity securities	$5,289,312	$5,433,976	$5,438,359	$5,599,940

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(16,918)	$6,205
Equity securities	-	(1)
Other invested assets	1,435	513
Change in unrealized appreciation (depreciation), pre-tax	(15,483)	6,717
Deferred tax benefit (expense)	5,419	(2,351)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$(10,064)	$4,366

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

The table below displays the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at March 31, 2011 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$21,934	$(1,199)	$3,366	$(481)	$25,300	$(1,680)
Obligations of U.S. states and political subdivisions	341,191	(16,181)	1,110	(14)	342,301	(16,195)
Corporate securities	145,869	(9,193)	10,667	(1,021)	156,536	(10,214)
Asset-backed securities	4,012	(17)	-	-	4,012	(17)
Mortgage-backed securities
Agency residential	21,573	(241)	-	-	21,573	(241)
Non-agency residential	916	(78)	-	(1)	916	(79)
Foreign government securities	265,864	(7,166)	85,984	(8,036)	351,848	(15,202)
Foreign corporate securities	223,740	(9,654)	94,780	(10,753)	318,520	(20,407)
Total fixed maturity securities	$1,025,099	$(43,729)	$195,907	$(20,306)	$1,221,006	$(64,035)
Equity securities	-	-	13	(2)	13	(2)
Total	$1,025,099	$(43,729)	$195,920	$(20,308)	$1,221,019	$(64,037)

	Duration of Unrealized Loss at March 31, 2011 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$34,868	$(814)	$23,691	$(4,453)	$58,559	$(5,267)
Due in one year through five years	350,545	(14,105)	107,273	(8,167)	457,818	(22,272)
Due in five years through ten years	219,300	(5,770)	53,209	(5,436)	272,509	(11,206)
Due after ten years	393,885	(22,704)	11,734	(2,249)	405,619	(24,953)
Asset-backed securities	4,012	(17)	-	-	4,012	(17)
Mortgage-backed securities	22,489	(319)	-	(1)	22,489	(320)
Total fixed maturity securities	$1,025,099	$(43,729)	$195,907	$(20,306)	$1,221,006	$(64,035)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at March 31, 2011 were $1,221,019 thousand and $64,037 thousand, respectively.  There were no unrealized losses on a single issuer that exceeded 0.09% of the market value of the fixed maturity securities at March 31, 2011.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $43,729 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated municipal, foreign government and domestic and foreign corporate securities.  Of these unrealized losses, $39,553 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses were mainly comprised of corporate securities.  The gross unrealized depreciation less than 12 months for mortgage-backed securities included $23 thousand related to sub-prime and alt-A loans.  In all instances, projected cash flows were sufficient to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.  The $20,306 thousand of unrealized losses related to fixed maturity in an unrealized loss position for more than one year related primarily to foreign corporate and foreign government securities.  All of these unrealized losses are related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  Unrealized losses at March 31, 2011 are comparable with unrealized losses at December 31, 2010.

The table below displays the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

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

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Fixed maturity securities	$60,619	$73,555
Equity securities	5,172	2,404
Short-term investments and cash	207	77
Other invested assets
Limited partnerships	18,415	9,414
Dividends from Parent's shares	4,648	1,426
Other	597	372
Total gross investment income	89,658	87,248
Interest debited (credited) and other investment expense	(2,526)	(2,141)
Total net investment income	$87,132	$85,107

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

The Company had contractual commitments to invest up to an additional $121,814 thousand in limited partnerships at March 31, 2011.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2016.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Fixed maturity securities, market value:
Other-than-temporary impairments	$(13,611)	$-
Gains (losses) from sales	(12,310)	(777)
Fixed maturity securities, fair value:
Gains (losses) from sales	(1,515)	83
Gains (losses) from fair value adjustments	(3,483)	3,000
Equity securities, market value:
Gains (losses) from sales	37	-
Equity securities, fair value:
Gains (losses) from sales	1,872	1,894
Gains (losses) from fair value adjustments	38,130	13,231
Other invested assets, fair value:
Gains (losses) from fair value adjustments	31,355	(22,737)
Short-term investment gains (losses)	1	(1)
Total net realized capital gains (losses)	$40,476	$(5,307)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Proceeds from sales of fixed maturity securities	$549,673	$167,982
Gross gains from sales	14,266	1,757
Gross losses from sales	(28,091)	(2,451)

Proceeds from sales of equity secuities	$79,792	$21,342
Gross gains from sales	2,380	2,370
Gross losses from sales	(471)	(476)

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company tests the prices on a random basis to an independent pricing source.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at March 31, 2011.

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

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$84,145	$-	$84,145	$-
Obligations of U.S. States and political subdivisions	2,480,184	-	2,480,184	-
Corporate securities	829,720	-	829,720	-
Asset-backed securities	25,127	-	18,854	6,273
Mortgage-backed securities
Commercial	38,948	-	38,948	-
Agency residential	347,594	-	347,594	-
Non-agency residential	28,814	-	28,366	448
Foreign government securities	901,420	-	901,420	-
Foreign corporate securities	698,024	-	697,505	519
Total fixed maturities, market value	5,433,976	-	5,426,736	7,240

Fixed maturities, fair value	143,708	-	143,708	-
Equity securities, market value	13	13	-	-
Equity securities, fair value	797,424	797,424	-	-
Other invested assets, fair value	857,107	857,107	-	-

There were no significant transfers between Level 1 and Level 2 for the three months ended March 31, 2011.

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended March 31, 2011				Three Months Ended March 31, 2010
	Asset-backed	Foreign	Non-agency		Corporate	Asset-backed	Non-agency
(Dollars in thousands)	Securities	Corporate	RMBS	Total	Securities	Securities	RMBS	Total
Beginning balance	$961	$3,635	$458	$5,054	$6,930	$6,258	$426	$13,614
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	-	-	21	21	-	-	25	25
Included in other comprehensive income (loss)	(63)	-	-	(63)	-	(78)	41	(37)
Purchases, issuances and settlements	138	-	(31)	107	-	188	(36)	152
Transfers in and/or (out) of Level 3	5,237	(3,116)	-	2,121	-	-	-	-
Ending balance	$6,273	$519	$448	$7,240	$6,930	$6,368	$456	$13,754

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

5.  CAPITAL TRANSACTIONS

On December 17, 2008, we renewed our shelf registration statement on Form S-3ASR with the SEC, as a Well Known Seasoned Issuer.  This shelf registration statement can be used by Group to register common shares, preferred shares, debt securities, warrants, share purchase contracts and share purchase units; by Holdings to register debt securities and by Everest Re Capital Trust III (“Capital Trust III”) to register trust preferred securities.

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

The Company’s reserves include an estimate of the Company’s ultimate liability for asbestos and environmental (“A&E”) claims.  As of March 31, 2011, approximately 7% of the Company’s gross reserves were an estimate of the Company’s ultimate liability for A&E claims.  The Company’s A&E liabilities emanate from Mt. McKinley, a direct subsidiary of the Company, direct insurance business and Everest Re’s assumed reinsurance business.  All of the contracts of insurance and reinsurance under which the Company has received claims during the past three years, expired more than 20 years ago.  There are significant uncertainties surrounding the Company’s reserves for it’s A&E losses.

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy. The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of reinsurance basis for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Gross basis:
Beginning of period reserves	$554,790	$638,674
Incurred losses	-	-
Paid losses	(19,026)	(13,466)
End of period reserves	$535,764	$625,208

Net basis:
Beginning of period reserves	$382,507	$430,421
Incurred losses	-	-
Paid losses	(14,363)	(11,191)
End of period reserves	$368,144	$419,230

At March 31, 2011, the gross reserves for A&E losses were comprised of $132,467 thousand representing case reserves reported by ceding companies, $113,660 thousand representing additional case reserves established by the Company on assumed reinsurance claims, $37,320 thousand representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley and $252,316 thousand representing IBNR reserves.

With respect to asbestos only, at March 31, 2011, the Company had gross asbestos loss reserves of $512,650 thousand, or 95.7%, of total A&E reserves, of which $409,613 thousand was for assumed business and $103,037 thousand was for direct business.

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

(Dollars in thousands)	At March 31, 2011	At December 31, 2010
	$143,087	$150,560

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

(Dollars in thousands)	At March 31, 2011	At December 31, 2010
	$26,468	$26,542

7.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Unrealized appreciation (depreciation) ("URA(D)") on
securities arising during the period
URA(D) of investments - temporary	$(15,503)	$3,666
URA(D) of investments - non-credit OTTI	20	3,051
Tax benefit (expense) from URA(D) arising during the period	5,419	(2,351)
Total URA(D) on securities arising during the period, net of tax	(10,064)	4,366

Foreign currency translation adjustments	15,900	10,726
Tax benefit (expense) from foreign currency translation	(5,565)	(3,754)
Net foreign currency translation adjustments	10,335	6,972

Pension adjustments	1,148	628
Tax benefit (expense) on pension	(402)	(220)
Net pension adjustments	746	408

Other comprehensive income (loss), net of tax	$1,017	$11,746

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	At March 31,	At December 31,
(Dollars in thousands)	2011	2010
URA(D) on securities, net of deferred taxes
Temporary	$95,398	$104,149
Non-credit, OTTI	548	1,860
Total unrealized appreciation (depreciation) on investments, net of deferred taxes	95,946	106,009
Foreign currency translation adjustments, net of deferred taxes	94,374	84,040
Pension adjustments, net of deferred taxes	(25,337)	(26,083)
Accumulated other comprehensive income (loss)	$164,983	$163,966

8.  CREDIT FACILITY

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,500,000 thousand plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at March 31, 2011, was $1,992,626 thousand.  As of March 31, 2011, Holdings was in compliance with all Holdings Credit Facility covenants.

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At March 31, 2011				At December 31, 2010
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$150,000	$15,000	2/18/2011	6/16/2011	$150,000	$50,000	12/16/2010	1/18/2011
		10,000	2/28/2011	6/28/2011		-
		15,000	3/02/2011	6/06/2011		-
Total revolving credit borrowings		40,000				50,000
Total letters of credit		9,527		12/31/2011		9,527		12/31/2011

Total Citibank Holdings Credit Facility	$150,000	$49,527			$150,000	$59,527

The following table presents the costs incurred in connection with the Holdings Credit Facility for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Credit facility fees incurred	$90	$9

9.  TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to a non-affiliated ceding company.  At March 31, 2011, the total amount on deposit in the trust account was $13,859 thousand.

10. SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices.

				March 31, 2011		December 31, 2010
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$249,824	$270,030	$249,812	$267,500
8.75% Senior notes (matured and paid on March 15, 2010)	03/14/2000	03/15/2010	$200,000	$-	$-	$-	$-

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Interest expense incurred	$3,386	$7,062

11. LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices.

			Maturity Date		March 31, 2011		December 31, 2010
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,352	$233,789	$238,351	$227,825

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Interest expense incurred	$3,937	$3,937

12. JUNIOR SUBORDINATED DEBT SECURITIES PAYABLE

The following table displays Holdings’ outstanding junior subordinated debt securities due to Everest Re Capital Trust II (“Capital Trust II”), a wholly-owned finance subsidiary of Holdings.  Fair value is primarily based on the quoted market price of the related trust preferred securities.

				March 31, 2011		December 31, 2010
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Amount Issued	Sheet Amount	Fair Value	Sheet Amount	Fair Value
6.20% Junior subordinated debt securities	03/29/2004	03/29/2034	$329,897	$329,897	$308,265	$329,897	$294,825

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

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Interest expense incurred	$5,113	$5,113

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

There are certain regulatory and contractual restrictions on the ability of Holdings’ operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances.  The insurance laws of the State of Delaware, where Holdings’ direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds.  In addition, the terms of Holdings Credit Facility (discussed in Note 8) require Everest Re, Holdings’ principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year.  At December 31, 2010, $2,293,643 thousand of the $2,929,526 thousand in net assets of Holdings’ consolidated subsidiaries were subject to the foregoing regulatory restrictions.

13.  SEGMENT REPORTING

The Company, through its subsidiaries, operates in four segments:  U.S. Reinsurance, Insurance, Specialty Underwriting and International.  The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S.  The Insurance operation writes property and casualty insurance directly and through general agents, brokers and surplus lines brokers within the U.S and Canada.  The Specialty Underwriting operation writes accident and health (“A&H”), marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and offices in Brazil, Miami and New Jersey.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended
U.S. Reinsurance	March 31,
(Dollars in thousands)	2011	2010
Gross written premiums	$253,907	$244,008
Net written premiums	136,551	128,462

Premiums earned	$145,155	$127,001
Incurred losses and LAE	123,427	90,108
Commission and brokerage	37,105	27,218
Other underwriting expenses	7,902	7,806
Underwriting gain (loss)	$(23,279)	$1,869

	Three Months Ended
Insurance	March 31,
(Dollars in thousands)	2011	2010
Gross written premiums	$254,475	$228,237
Net written premiums	125,026	102,467

Premiums earned	$105,328	$101,166
Incurred losses and LAE	85,518	72,950
Commission and brokerage	6,321	1,641
Other underwriting expenses	21,872	16,577
Underwriting gain (loss)	$(8,383)	$9,998

	Three Months Ended
Specialty Underwriting	March 31,
(Dollars in thousands)	2011	2010
Gross written premiums	$69,170	$65,887
Net written premiums	40,382	37,239

Premiums earned	$42,394	$38,898
Incurred losses and LAE	25,257	27,461
Commission and brokerage	7,965	8,535
Other underwriting expenses	2,004	1,951
Underwriting gain (loss)	$7,168	$951

	Three Months Ended
International	March 31,
(Dollars in thousands)	2011	2010
Gross written premiums	$308,847	$275,350
Net written premiums	158,124	145,209

Premiums earned	$166,516	$147,069
Incurred losses and LAE	318,826	236,485
Commission and brokerage	37,121	30,447
Other underwriting expenses	6,439	6,380
Underwriting gain (loss)	$(195,870)	$(126,243)

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Underwriting gain (loss)	$(220,364)	$(113,425)
Net investment income	87,132	85,107
Net realized capital gains (losses)	40,476	(5,307)
Corporate expense	(1,190)	(2,226)
Interest, fee and bond issue cost amortization expense	(12,682)	(16,340)
Other income (expense)	32	5,112
Income (loss) before taxes	$(106,596)	$(47,079)

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Canada	$43,952	$35,303

No other country represented more than 5% of the Company’s revenue.

14. RELATED-PARTY TRANSACTIONS

Parent

Group’s Board of Directors approved an amended share repurchase program authorizing Group and/or its subsidiary Holdings to purchase Group’s common shares through open market transactions, privately negotiated transactions or both.  The table below represents the amendments to the share repurchase program for the common shares approved for repurchase.

Common Shares
Authorized for
Amendment Date	Repurchase
09/21/2004	5,000,000
07/21/2008	5,000,000
02/24/2010	5,000,000
15,000,000

As of March 31, 2011, Holdings held 9,719,971 common shares of Group, which it had purchased in the open market between February 1, 2007 and March 8, 2011.  The table below represents the total purchase price for these common shares purchased.

(Dollars in thousands)
Total purchase price	$835,371

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Dividends received	$4,648	$1,426

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

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Expenses incurred	$15,077	$14,901

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, for the periods indicated:

	Three Months Ended
Bermuda Re	March 31,
(Dollars in thousands)	2011	2010
Ceded written premiums	$380,808	$320,031
Ceded earned premiums	380,047	288,158
Ceded losses and LAE (a)	490,713	288,446

	Three Months Ended
Everest International	March 31,
(Dollars in thousands)	2011	2010
Ceded written premiums	$464	$28,312
Ceded earned premiums	9,605	40,332
Ceded losses and LAE	2,918	24,016

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

15. INCOME TAXES

The Company is domiciled in the United States and has subsidiaries domiciled within the United States with significant branches in Canada and Singapore. The Company’s non-U.S. branches are subject to income taxation at varying rates in their respective domiciles.

The Company generally will use the estimated annual effective tax rate approach for calculating its tax provision for interim periods as prescribed by ASC 740-270, Interim Reporting.  Under the estimated annual effective tax rate approach, the estimated annual effective tax rate is applied to the interim year-to-date pre-tax income to determine the income tax expense or benefit for the year-to-date period.  The tax expense or benefit for a quarter represents the difference between the year-to-date tax expense or benefit for the current year-to-date period less such amount for the immediately preceding year-to-date period. Management considers the estimated impact of all known events in its estimation of the Company’s annual pre-tax income and effective tax rate.

16. ACQUISITIONS

During the first quarter of 2011, the Company made several acquisitions to expand its domestic and Canadian insurance operations.  Below are descriptions of the transactions.

On January 2, 2011, the Company acquired the entire business and operations of Heartland Crop Insurance, Inc. (“Heartland”) of Topeka, Kansas for $55,000 thousand in cash, plus contingent payments in future periods based upon achievement of performance targets. Heartland is a managing general agent specializing in crop insurance.

On January 28, 2011, the Company acquired the entire business and operations of Premiere Underwriting Services (“Premiere”) of Toronto, Canada.  Premiere is a managing general agent specializing in entertainment and sports and leisure risks.  On January 31, 2011, the Company acquired the renewal rights and operations of the financial lines business of Executive Risk Insurance Services, Ltd. (“Executive Risk”) of Toronto, Canada. The financial lines business of Executive Risk mainly underwrites Directors and Officers Liability, Fidelity, and Errors and Omissions Liability.

Overall, the Company recorded $35,068 thousand of goodwill and $26,903 thousand of intangible assets related to these acquisitions.  All intangible assets recorded as part of these acquisitions will be amortized on a straight line basis over seven years.

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

Worldwide insurance and reinsurance market conditions continued to be very competitive, particularly in the casualty lines of business.  Generally, there was ample insurance and reinsurance capacity relative to demand.  Competition and its effect on rates, terms and conditions vary widely by market and coverage yet continued to be most prevalent in the U.S. casualty insurance and reinsurance markets.  The Insurance markets in which we participate were extremely competitive as well.

However, during the first quarter of 2011, the industry experienced significant losses from Australian floods, the New Zealand earthquake and the earthquake and tsunami in Japan.  It is too early to determine the impact on market conditions as a result of these events.  We believe there will be meaningful rate increases for catastrophe coverages, particularly in the regions impacted by these losses.  Whether the magnitude of these losses is sufficient to increase rates and improve market conditions for other lines of business remains to be seen.

Overall, we believe that current marketplace conditions, particularly for catastrophe coverages, provide profit opportunities for us given our strong ratings, distribution system, reputation and expertise.  We continue to employ our strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in our overall portfolio.

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended		Percentage
	March 31,		Increase/
(Dollars in millions)	2011	2010	(Decrease)
Gross written premiums	$886.4	$813.5	9.0%
Net written premiums	460.1	413.4	11.3%

REVENUES:
Premiums earned	$459.4	$414.1	10.9%
Net investment income	87.1	85.1	2.4%
Net realized capital gains (losses)	40.5	(5.3)	NM
Other income (expense)	-	5.1	-99.3%
Total revenues	587.0	499.0	17.6%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	553.0	427.0	29.5%
Commission, brokerage, taxes and fees	88.5	67.8	30.5%
Other underwriting expenses	38.2	32.7	16.8%
Corporate expense	1.2	2.2	-46.6%
Interest, fee and bond issue cost amortization expense	12.7	16.3	-22.4%
Total claims and expenses	693.6	546.1	27.0%

INCOME (LOSS) BEFORE TAXES	(106.6)	(47.1)	126.4%
Income tax expense (benefit)	(9.1)	(2.2)	NM
NET INCOME (LOSS)	$(97.5)	$(44.9)	117.1%

RATIOS:			Point Change
Loss ratio	120.4%	103.1%	17.3
Commission and brokerage ratio	19.3%	16.4%	2.9
Other underwriting expense ratio	8.3%	7.9%	0.4
Combined ratio	148.0%	127.4%	20.6

	At	At	Percentage
	March 31,	December 31,	Increase/
(Dollars in millions)	2011	2010	(Decrease)
Balance sheet data:
Total investments and cash	$8,158.8	$8,293.9	-1.6%
Total assets	14,401.2	13,869.4	3.8%
Loss and loss adjustment expense reserves	8,143.5	7,652.3	6.4%
Total debt	858.1	868.1	-1.2%
Total liabilities	11,368.4	10,741.7	5.8%
Stockholder's equity	3,032.8	3,127.7	-3.0%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by $72.9 million, or 9.0%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, reflecting an increase of $46.7 million in our reinsurance business and $26.2 million increase in our insurance business.  The increase in reinsurance premiums was due to a combination of increased reinstatement premiums of $4.9 million, quarter over quarter, attributable to higher catastrophe loss activity in the period, and $35.6 million in our international books of business due to higher premium rates, particularly in regions affected by catastrophe losses during 2010, partially offset by non-renewed business.  The increase in insurance premiums was primarily due to the acquisition of Heartland, which provided a $22.3 million increase, as well as improved rates in California workers’ compensation business, partially offset by our reduced participation on a large casualty program.

Net written premiums increased by $46.7 million, or 11.3%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The fluctuations in net written premiums compared to the fluctuations in gross written premiums were primarily attributable to changes in cessions under the affiliated quota share agreement and fluctuations in cessions for various insurance programs.  Premiums earned increased $45.3 million, or 10.9%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income increased $2.0 million, or 2.4%, to $87.1 million for the three months ended March 31, 2011 compared with net investment income of $85.1 million for the three months ended March 31, 2010.  Net pre-tax investment income, as a percentage of average invested assets, was 4.4% for the three months ended March 31, 2011 and 2010.

Net Realized Capital Gains (Losses).  Net realized capital gains were $40.5 million and net realized capital losses were $5.3 million for the three months ended March 31, 2011 and 2010, respectively.  Of the $40.5 million, there were $66.0 million of gains from fair value re-measurements, which were partially offset by $13.6 million of other-than-temporary impairments on our available for sale fixed maturity securities and $11.9 million of net realized capital losses from sales on our fixed maturity and equity securities.  The net realized capital losses of $5.3 million for the three months ended March 31, 2010 were the result of $6.5 million of losses from fair value re-measurements, partially offset by $1.2 million of net realized capital gains from sales on our fixed maturity and equity securities.

Other Income (Expense).  We recorded other income of $0.0 million and $5.1 million for the three months ended March 31, 2011 and 2010, respectively.  The changes were primarily due to fluctuations in the amortization of deferred gains on retroactive reinsurance agreements with affiliates and fluctuations in currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional (a)	$256.5	55.9%		$(10.5)	-2.3%		$246.0	53.6%
Catastrophes (b)	304.3	66.2%		2.7	0.6%		307.0	66.8%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$560.8	122.1%		$(7.8)	-1.7%		$553.0	120.4%

2010
Attritional (a)	$268.2	64.8%		$(9.3)	-2.2%		$259.0	62.5%
Catastrophes (b)	165.2	39.9%		2.8	0.7%		168.0	40.6%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$433.4	104.7%		$(6.4)	-1.6%		$427.0	103.1%

Variance 2011/2010
Attritional (a)	$(11.7)	(8.9)	pts	$(1.2)	(0.1)	pts	$(13.0)	(8.9)	pts
Catastrophes	139.1	26.3	pts	(0.1)	(0.1)	pts	139.0	26.2	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total	$127.4	17.4	pts	$(1.4)	(0.1)	pts	$126.0	17.3	pts

(a) Attritional losses exclude catastrophe and Asbestos and Environmental ("A&E") losses.
(b) For the March 2011 reporting period, a catastrophe is a property event with expected reported losses of at least $10.0 million. For the March 2010 reporting period, a catastrophe was a property event with expected reported losses of at least $5.0 million.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by $126.0 million, or 29.5%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  Current year catastrophe losses increased $139.1 million (26.3 points), primarily due to losses from the Japan earthquake, New Zealand earthquake and Australia floods.  Partially offsetting the catastrophe increase, the current year attritional loss ratio was 55.9%, or 8.9 points lower than the prior year, primarily due to reinstatement premiums, which are booked without an additional loss provision, and changes in the mix of business.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by $20.7 million, or 30.5%, for the three months ended March 31, 2011 compared to the same period in 2010.  The increase was primarily the result of the change in mix of business and changes in cessions under affiliated quota share agreements.

Other Underwriting Expenses.  Other underwriting expenses were $38.2 million and $32.7 million for the three months ended March 31, 2011 and 2010, respectively.  The increase was primarily attributable to the acquisition of Heartland Crop Insurance, Inc. during the first quarter of 2011.

Corporate Expenses.  Corporate expenses, which are expenses that are not allocated to segments, were $1.2 million and $2.2 million for the three months ended March 31, 2011 and 2010, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $12.7 million and $16.3 million for the three months ended March 31, 2011 and 2010, respectively.  The decrease was primarily due to the maturing of debt in 2010.

Income Tax Expense (Benefit).  We had an income tax benefit of $9.1 million and $2.2 million for the three months ended March 31, 2011 and 2010, respectively.  Our income tax is primarily a function of the statutory tax rates coupled with the impact from tax-preferenced investment income.  Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income.  The decrease in taxes year over year was primarily attributable to the previously mentioned catastrophe losses.

Net Income (Loss).
Our net loss was $97.5 million and $44.9 million for the three months ended March 31, 2011 and 2010, respectively.  The increase in net loss was primarily driven by higher catastrophe losses in 2011, partially offset by the increase in net realized capital gains (losses), in addition to the other components discussed above.

Ratios.
Our combined ratio increased by 20.6 points to 148.0% for the three months ended March 31, 2011 compared to 127.4% for the three months ended March 31, 2010.  The loss ratio component increased 17.3 points for the three months ended March 31, 2011, over the same period last year, principally due to the increase in current year catastrophe losses as a result of the Japan earthquake, New Zealand earthquake and the Australia floods.  The commission and brokerage expense ratio increased by 2.9 points, quarter over quarter, primarily due to increased commission expense resulting from changes in the mix of business.  The other underwriting expense ratio component remained relatively flat over the same period last year.

Stockholder's Equity.
Stockholder's equity decreased by $94.9 million to $3,032.8 million at March 31, 2011 from $3,127.7 million at December 31, 2010, principally as a result of $97.5 million of net loss and $10.1 million of unrealized depreciation on investments, net of tax, partially offset by $10.3 million of foreign currency translation adjustments, $1.6 million of share-based compensation transactions and $0.7 million of pension adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income increased 2.4% to $87.1 million for the three months ended March 31, 2011 compared to $85.1 million for the three months ended March 31, 2010.  The increase in 2011, period over period, was primarily due to an increase in income from our limited partnership investments and increased dividend income from owning more shares of our parent’s common shares and increasing our other public equity investments.  These increases were partially offset by a decline in income from our fixed maturities reflective of our reduced municipal bond portfolio.  Proceeds from reducing this portfolio were used to expand our equity portfolios.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in millions)	2011	2010
Fixed maturities	$60.6	$73.6
Equity securities	5.2	2.4
Short-term investments and cash	0.2	0.1
Other invested assets
Limited partnerships	18.4	9.4
Dividends from Parent's shares	4.6	1.4
Other	0.6	0.4
Total gross investment income	89.7	87.2
Interest debited (credited) and other expense	(2.5)	(2.1)
Total net investment income	$87.1	$85.1
(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	March 31,	December 31,
	2011	2010
Imbedded pre-tax yield of cash and invested assets	3.5%	3.6%
Imbedded after-tax yield of cash and invested assets	2.7%	2.8%

	Three Months Ended
	March 31,
	2011	2010
Annualized pre-tax yield on average cash and invested assets	4.4%	4.4%
Annualized after-tax yield on average cash and invested assets	3.4%	3.5%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2011	2010	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$14.1	$1.7	$12.4
Losses	(26.4)	(2.5)	(23.9)
Total	(12.3)	(0.8)	(11.5)

Fixed maturity securities, fair value
Gains	0.2	0.1	0.1
Losses	(1.7)	-	(1.7)
Total	(1.5)	0.1	(1.6)

Equity securities, market value
Gains	0.2	-	0.2
Losses	(0.2)	-	(0.2)
Total	-	-	-

Equity securities, fair value
Gains	2.2	2.4	(0.2)
Losses	(0.3)	(0.5)	0.2
Total	1.9	1.9	-

Total net realized gains (losses) from sales
Gains	16.7	4.2	12.5
Losses	(28.6)	(3.0)	(25.6)
Total	(11.9)	1.2	(13.1)

Other-than-temporary impairments:	(13.6)	-	(13.6)

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	(3.5)	3.0	(6.5)
Equity securities, fair value	38.1	13.2	24.9
Other invested assets, fair value	31.4	(22.7)	54.1
Total	66.0	(6.5)	72.5

Total net realized capital gains (losses)	$40.5	$(5.3)	$45.8

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $40.5 million for the three months ended March 31, 2011 compared to net realized capital losses of $5.3 million for the three months ended March 31, 2010.  For the three months ended March 31, 2011, we recorded $66.0 million of gains due to fair value re-measurements on fixed maturity and equity securities and other invested assets, partially offset by $13.6 million of other-than-temporary impairments on fixed maturity securities and $11.9 million of net realized capital losses from sales of fixed maturity and equity securities.  The net realized losses included the impact of selling part of our municipal bond portfolio as credit concerns arose in this market sector.  For the three months ended March 31, 2010, we recorded $6.5 million in losses due to fair value re-measurements on fixed maturity and equity securities and other invested assets, partially offset by $1.2 million of net realized capital gains from sales of fixed maturity and equity securities.

Segment Results.
Through our subsidiaries, we operate in four segments: U.S. Reinsurance, Insurance, Specialty Underwriting and International.  The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S.  The Insurance operation writes property and casualty insurance directly and through general agents, brokers and surplus lines brokers within the U.S and Canada.  The Specialty Underwriting operation writes A&H, marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and offices in Brazil, Miami and New Jersey.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2011	2010	Variance	% Change
Gross written premiums	$253.9	$244.0	$9.9	4.1%
Net written premiums	136.6	128.5	8.1	6.3%

Premiums earned	$145.2	$127.0	$18.2	14.3%
Incurred losses and LAE	123.4	90.1	33.3	37.0%
Commission and brokerage	37.1	27.2	9.9	36.3%
Other underwriting expenses	7.9	7.8	0.1	1.2%
Underwriting gain (loss)	$(23.3)	$1.9	$(25.1)	NM

				Point Chg
Loss ratio	85.0%	71.0%		14.0
Commission and brokerage ratio	25.6%	21.4%		4.2
Other underwriting expense ratio	5.4%	6.1%		(0.7)
Combined ratio	116.0%	98.5%		17.5

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 4.1% to $253.9 million for the three months ended March 31, 2011 from $244.0 million for the three months ended March 31, 2010, primarily due to a $6.8 million increase in reinstatement premiums related to current quarter catastrophe loss activity.  Net written premiums increased 6.3% to $136.6 million for the three months ended March 31, 2011 compared to $128.5 million for the three months ended March 31, 2010, primarily due to the increase in gross written premiums for the quarter.  Premiums earned increased 14.3% to $145.2 million for the three months ended March 31, 2011 compared to $127.0 million for the three months ended March 31, 2010.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$66.5	45.8%		$(1.7)	-1.1%		$64.8	44.7%
Catastrophes	57.8	39.8%		0.8	0.5%		58.6	40.3%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$124.3	85.6%		$(0.9)	-0.6%		$123.4	85.0%

2010
Attritional	$76.2	60.0%		$(4.2)	-3.3%		$71.9	56.6%
Catastrophes	15.7	12.3%		2.5	2.0%		18.2	14.3%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$91.9	72.3%		$(1.7)	-1.4%		$90.1	71.0%

Variance 2011/2010
Attritional	$(9.7)	(14.2)	pts	$2.5	2.2	pts	$(7.1)	(11.9)	pts
Catastrophes	42.1	27.5	pts	(1.7)	(1.5)	pts	40.4	26.0	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$32.4	13.3	pts	$0.8	0.8	pts	$33.3	14.0	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses were $33.3 million (14.0 points) higher at $123.4 million for the three months ended March 31, 2011 compared to $90.1 million for the three months ended March 31, 2010, primarily as a result of the $42.1 million (27.5 points) increase in catastrophe losses, largely due to the Japan and New Zealand earthquakes and Australian floods.  The 9.7 point decline in the current year attritional loss ratio was primarily due to a change in the mix of business.

Segment Expenses. Commission and brokerage expenses increased 36.3% to $37.1 million for the three months ended March 31, 2011 compared to $27.2 million for the three months ended March 31, 2010, primarily due to an increase in earned premium and a shift in the mix of business with varying commission rates.  Segment other underwriting expenses for the three months ended March 31, 2011 increased slightly as a percentage of earned premium from the three months ended March 31, 2010.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2011	2010	Variance	% Change
Gross written premiums	$254.5	$228.2	$26.2	11.5%
Net written premiums	125.0	102.5	22.6	22.0%

Premiums earned	$105.3	$101.2	$4.2	4.1%
Incurred losses and LAE	85.5	73.0	12.6	17.2%
Commission and brokerage	6.3	1.6	4.7	NM
Other underwriting expenses	21.9	16.6	5.3	31.9%
Underwriting gain (loss)	$(8.4)	$10.0	$(18.4)	-183.8%

				Point Chg
Loss ratio	81.2%	72.1%		9.1
Commission and brokerage ratio	6.0%	1.6%		4.4
Other underwriting expense ratio	20.8%	16.4%		4.4
Combined ratio	108.0%	90.1%		17.9

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 11.5% to $254.5 million for the three months ended March 31, 2011 compared to $228.2 million for the three months ended March 31, 2010.  This was primarily due to the acquisition of Heartland, which provided $22.3 million of premium in the current quarter, partially offset by the reduced participation on a large casualty program.  Net written premiums increased 22.0% to $125.0 million for the three months ended March 31, 2011 compared to $102.5 million for the three months ended March 31, 2010, primarily due to the increase in gross written premiums and lower premium volume on programs with a higher percentage of reinsurance ceded.  Premiums earned increased 4.1% to $105.3 million for the three months ended March 31, 2011 compared to $101.2 million for the three months ended March 31, 2010.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$89.7	85.2%		$(4.2)	-4.0%		$85.5	81.2%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$89.7	85.2%		$(4.2)	-4.0%		$85.5	81.2%

2010
Attritional	$74.2	73.4%		$(1.3)	-1.2%		$73.0	72.1%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$74.2	73.4%		$(1.3)	-1.2%		$73.0	72.1%

Variance 2011/2010
Attritional	$15.5	11.8	pts	$(2.9)	(2.8)	pts	$12.6	9.1	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total segment	$15.5	11.8	pts	$(2.9)	(2.8)	pts	$12.6	9.1	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 17.2% to $85.5 million for the three months ended March 31, 2011 compared to $73.0 million for the three months ended March 31, 2010.  The increase was primarily due to the $15.5 million increase in current year attritional losses, due to a change in the mix of business and higher expected loss ratios on several programs, reflective of current market conditions.

Segment Expenses. Commission and brokerage expenses increased to $6.3 million for the three months ended March 31, 2011 compared to $1.6 million for the three months ended March 31, 2010.  The increase is primarily due to the impact of variations in reinsurance ceded, particularly under the affiliated quota share agreement.  Segment other underwriting expenses for the three months ended March 31, 2011 increased to $21.9 million from $16.6 million for the three months ended March 31, 2010, primarily due to the expenses of newly acquired Heartland.

Specialty Underwriting.
The following table presents the underwriting results and ratios for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2011	2010	Variance	% Change
Gross written premiums	$69.2	$65.9	$3.3	5.0%
Net written premiums	40.4	37.2	3.1	8.4%

Premiums earned	$42.4	$38.9	$3.5	9.0%
Incurred losses and LAE	25.3	27.5	(2.2)	-8.0%
Commission and brokerage	8.0	8.5	(0.6)	-6.7%
Other underwriting expenses	2.0	2.0	0.1	2.7%
Underwriting gain (loss)	$7.2	$1.0	$6.2	NM

				Point Chg
Loss ratio	59.6%	70.6%		(11.0)
Commission and brokerage ratio	18.8%	21.9%		(3.1)
Other underwriting expense ratio	4.7%	5.1%		(0.4)
Combined ratio	83.1%	97.6%		(14.5)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 5.0% to $69.2 million for the three months ended March 31, 2011 compared to $65.9 million for the three months ended March 31, 2010, primarily due to an increase in A&H primary business for medical stop loss insurance and increased writings on special per risk reinsurance programs.  Correspondingly, net written premiums increased 8.4% to $40.4 million for the three months ended March 31, 2011 compared to $37.2 million for the three months ended March 31, 2010.  Premiums earned increased 9.0% to $42.4 million for the three months ended March 31, 2011 compared to $38.9 million for the three months ended March 31, 2010, relatively consistent with the increase in net written premiums.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$26.0	61.4%		$(0.7)	-1.7%		$25.3	59.6%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$26.0	61.4%		$(0.7)	-1.7%		$25.3	59.6%

2010
Attritional	$26.6	68.3%		$(0.3)	-0.7%		$26.3	67.6%
Catastrophes	-	0.0%		1.2	3.0%		1.2	3.0%
Total segment	$26.6	68.3%		$0.9	2.3%		$27.5	70.6%

Variance 2011/2010
Attritional	$(0.6)	(6.9)	pts	$(0.4)	(1.0)	pts	$(1.0)	(8.0)	pts
Catastrophes	-	-	pts	(1.2)	(3.0)	pts	(1.2)	(3.0)	pts
Total segment	$(0.6)	(6.9)	pts	$(1.6)	(4.0)	pts	$(2.2)	(11.0)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 8.0% to $25.3 million for the three months ended March 31, 2011 compared to $27.5 million for the three months ended March 31, 2010, primarily due to the decline in prior years’ development, year over year.

Segment Expenses. Commission and brokerage expenses decreased 6.7% to $8.0 million for the three months ended March 31, 2011 compared to $8.5 million for the three months ended March 31, 2010.  The decrease was due to the changes in the mix of business, with a higher level of primary A&H business, which carries a lower commission ratio.  Segment other underwriting expenses remained flat at $2.0 million for the three months ended March 31, 2011 compared to the same period in 2010.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2011	2010	Variance	% Change
Gross written premiums	$308.8	$275.4	$33.5	12.2%
Net written premiums	158.1	145.2	12.9	8.9%

Premiums earned	$166.5	$147.1	$19.4	13.2%
Incurred losses and LAE	318.8	236.5	82.3	34.8%
Commission and brokerage	37.1	30.4	6.7	21.9%
Other underwriting expenses	6.4	6.4	0.1	0.9%
Underwriting gain (loss)	$(195.9)	$(126.2)	$(69.6)	55.2%

				Point Chg
Loss ratio	191.5%	160.8%		30.7
Commission and brokerage ratio	22.3%	20.7%		1.6
Other underwriting expense ratio	3.8%	4.3%		(0.5)
Combined ratio	217.6%	185.8%		31.8

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 12.2% to $308.8 million for the three months ended March 31, 2011 compared to $275.4 million for the three months ended March 31, 2010 due to continued strong growth in premiums written through the Brazil, Miami and New Jersey offices, a $13.8 million increase; Asia, an $11.0 million increase; and Canada, an $8.6 million increase; resulting from both new business and rate increases in select areas, in particular those that have been affected by catastrophe loss activity.  Net written premiums increased by 8.9% to $158.1 million for the three months ended March 31, 2011 compared to $145.2 million for the three months ended March 31, 2010 principally as a result of the increase in gross written premiums.  Premiums earned increased by 13.2% to $166.5 million for the three months ended March 31, 2011 compared to $147.1 million for the three months ended March 31, 2010 consistent with the trend noted for net written premiums.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$74.2	44.6%		$(3.9)	-2.3%		$70.3	42.3%
Catastrophes	246.5	148.0%		2.0	1.2%		248.5	149.2%
Total segment	$320.7	192.6%		$(1.9)	-1.1%		$318.8	191.5%

2010
Attritional	$91.3	62.1%		$(3.5)	-2.4%		$87.8	59.7%
Catastrophes	149.5	101.7%		(0.9)	-0.6%		148.7	101.1%
Total segment	$240.8	163.7%		$(4.3)	-2.9%		$236.5	160.8%

Variance 2011/2010
Attritional	$(17.1)	(17.5)	pts	$(0.4)	0.1	pts	$(17.5)	(17.4)	pts
Catastrophes	97.0	46.3	pts	2.9	1.8	pts	99.8	48.1	pts
Total segment	$79.9	28.9	pts	$2.4	1.8	pts	$82.3	30.7	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased 34.8% to $318.8 million for the three months ended March 31, 2011 compared to $236.5 million for the three months ended March 31, 2010.  The increase was principally due to a $97.0 million (46.3 points) increase in current year catastrophes related to the Japan earthquake, the New Zealand earthquake and the Australia floods.  The current year attritional loss ratio was down to 44.6% for the three months ended March 31, 2011 from 62.1% for the three months ended March 31, 2010, primarily due to a shift in the mix of business with a lower level of quota share business, which generally carries a higher loss ratio.

Segment Expenses. Commission and brokerage expenses increased 21.9% to $37.1 million for the three months ended March 31, 2011 compared to $30.4 million for the three months ended March 31, 2010.  The increase was primarily in line with the increases in premiums earned.  Segment other underwriting expenses remained flat at $6.4 million for the three months ended March 31, 2011 and 2010.

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

Interest Rate Risk.  Our $8.2 billion investment portfolio, at March 31, 2011, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $415.4 million of mortgage-backed securities in the $5,577.7 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $368.8 million of short-term investments) for the periods indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates for mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At March 31, 2011
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$6,369.7	$6,168.2	$5,946.5	$5,706.1	$5,475.1
Market/Fair Value Change from Base (%)	7.1%	3.7%	0.0%	-4.0%	-7.9%
Change in Unrealized Appreciation
After-tax from Base ($)	$275.1	$144.2	$-	$(156.3)	$(306.4)

We had $8,143.5 million and $7,652.3 million of gross reserves for losses and LAE as of March 31, 2011 and December 31, 2010, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

Equity Risk.  Equity risk is the potential change in fair and/or market value of the common stock and preferred stock portfolios arising from changing prices.  Our equity investments consist of a diversified portfolio of individual securities and mutual funds, which invest principally in high quality common and preferred stocks that are traded on major exchanges.  The primary objective of the equity portfolio is to obtain greater total return relative to bonds over time through market appreciation and income.

The table below displays the impact on fair/market value and after-tax change in fair/market value of a 10% and 20% change in equity prices up and down for the periods indicated.

	Impact of Percentage Change in Equity Fair/Market Values
	At March 31, 2011
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$638.0	$717.7	$797.4	$877.2	$956.9
After-tax Change in Fair/Market Value	(103.7)	(51.8)	-	51.8	103.7

Foreign Exchange Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Singapore and Canadian Dollars, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of March 31, 2011, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2010.

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

Dated: May 13, 2011