Form 10-Q
period 2011-06-30
EVEREST REINSURANCE HOLDINGS INC
filed 2011-08-15
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2011	Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3263609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer		Accelerated filer
Non-accelerated filer	X	Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At August 1, 2011
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Form 10-Q

Page
PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

Part I

ITEM  1.  FINANCIAL STATEMENTS

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except par value per share)	2011	2010
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$5,299,902	$5,599,940
(amortized cost: 2011, $5,098,886; 2010, $5,438,359)
Fixed maturities - available for sale, at fair value	128,337	180,482
Equity securities - available for sale, at market value (cost: 2011, $15 2010, $15)	12	13
Equity securities - available for sale, at fair value	972,802	683,454
Short-term investments	566,111	516,885
Other invested assets (cost: 2011, $393,058; 2010, $405,401)	392,843	406,916
Other invested assets, at fair value	794,608	788,142
Cash	288,365	118,092
Total investments and cash	8,442,980	8,293,924
Accrued investment income	62,790	70,874
Premiums receivable	773,721	643,257
Reinsurance receivables - unaffiliated	685,233	670,168
Reinsurance receivables - affiliated	3,056,730	2,708,193
Funds held by reinsureds	177,553	171,179
Deferred acquisition costs	167,339	184,247
Prepaid reinsurance premiums	567,466	629,323
Deferred tax asset	150,594	183,924
Federal income taxes recoverable	147,127	142,421
Other assets	240,901	171,923
TOTAL ASSETS	$14,472,434	$13,869,433

LIABILITIES:
Reserve for losses and loss adjustment expenses	$8,275,580	$7,652,303
Unearned premium reserve	1,187,555	1,287,476
Funds held under reinsurance treaties	178,453	180,377
Losses in the course of payment	29,875	13,089
Commission reserves	32,117	37,796
Other net payable to reinsurers	556,127	467,486
Revolving credit borrowings	40,000	50,000
5.4% Senior notes due 10/15/2014	249,835	249,812
6.6% Long term notes due 05/01/2067	238,352	238,351
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	4,789	4,793
Other liabilities	272,363	230,312
Total liabilities	11,394,943	10,741,692

Commitments and Contingencies (Note 6)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2011 and 2010)	-	-
Additional paid-in capital	330,990	327,767
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $107,272 at 2011 and $88,289 at 2010	199,219	163,966
Retained earnings	2,547,282	2,636,008
Total stockholder's equity	3,077,491	3,127,741
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$14,472,434	$13,869,433

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$452,050	$442,724	$911,443	$856,858
Net investment income	84,459	89,346	171,591	174,453
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	-	-	(13,611)	-
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	(68,184)	(95,473)	(14,097)	(100,780)
Total net realized capital gains (losses)	(68,184)	(95,473)	(27,708)	(100,780)
Other income (expense)	(11,568)	8,709	(11,536)	13,821
Total revenues	456,757	445,306	1,043,790	944,352

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	312,809	314,749	865,837	741,753
Commission, brokerage, taxes and fees	80,305	88,197	168,817	156,038
Other underwriting expenses	39,223	35,371	77,440	68,085
Corporate expenses	1,165	1,463	2,355	3,689
Interest, fee and bond issue cost amortization expense	12,695	12,722	25,377	29,062
Total claims and expenses	446,197	452,502	1,139,826	998,627

INCOME (LOSS) BEFORE TAXES	10,560	(7,196)	(96,036)	(54,275)
Income tax expense (benefit)	1,753	(24,083)	(7,310)	(26,233)

NET INCOME (LOSS)	$8,807	$16,887	$(88,726)	$(28,042)

Other comprehensive income (loss), net of tax	34,236	24,799	35,253	36,545

COMPREHENSIVE INCOME (LOSS)	$43,043	$41,686	$(53,473)	$8,503

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share amounts)	2011	2010	2011	2010
	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$329,356	$322,459	$327,767	$321,185
Share-based compensation plans	1,634	1,697	3,223	2,971
Balance, end of period	330,990	324,156	330,990	324,156

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	164,983	178,724	163,966	166,978
Net increase (decrease) during the period	34,236	24,799	35,253	36,545
Balance, end of period	199,219	203,523	199,219	203,523

RETAINED EARNINGS:
Balance, beginning of period	2,538,475	2,325,682	2,636,008	2,370,611
Net income (loss)	8,807	16,887	(88,726)	(28,042)
Balance, end of period	2,547,282	2,342,569	2,547,282	2,342,569

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$3,077,491	$2,870,248	$3,077,491	$2,870,248

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,807	$16,887	$(88,726)	$(28,042)
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(17,216)	21,553	(128,544)	24,883
Decrease (increase) in funds held by reinsureds, net	(8,008)	(18,472)	(7,812)	(16,262)
Decrease (increase) in reinsurance receivables	(49,828)	(18,620)	(355,899)	(227,797)
Decrease (increase) in deferred tax asset	(19,965)	(46,121)	14,349	(54,415)
Decrease (increase) in prepaid reinsurance premiums	38,227	2,059	62,163	(16,192)
Increase (decrease) in reserve for losses and loss adjustment expenses	121,207	(12,762)	586,366	290,352
Increase (decrease) in unearned premiums	(80,213)	(10,237)	(103,362)	7,142
Change in equity adjustments in limited partnerships	(13,939)	(8,882)	(32,354)	(18,296)
Change in other assets and liabilities, net	32,717	16,395	103,464	142,621
Non-cash compensation expense	1,674	1,685	3,054	2,880
Amortization of bond premium (accrual of bond discount)	3,422	1,071	6,914	4,617
Amortization of underwriting discount on senior notes	12	11	24	53
Net realized capital (gains) losses	68,184	95,473	27,708	100,780
Net cash provided by (used in) operating activities	85,081	40,040	87,345	212,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	156,078	136,606	263,533	308,869
Proceeds from fixed maturities matured/called - available for sale, at fair value	5,875	-	12,775	-
Proceeds from fixed maturities sold - available for sale, at market value	270,169	206,078	786,890	371,563
Proceeds from fixed maturities sold - available for sale, at fair value	17,168	6,115	50,120	8,612
Proceeds from equity securities sold - available for sale, at market value	-	-	27,096	-
Proceeds from equity securities sold - available for sale, at fair value	37,000	51,400	89,696	72,742
Distributions from other invested assets	28,416	15,715	89,775	23,880
Cost of fixed maturities acquired - available for sale, at market value	(236,991)	(280,050)	(709,796)	(555,576)
Cost of fixed maturities acquired - available for sale, at fair value	(7,148)	(9,487)	(15,224)	(23,681)
Cost of equity securities acquired - available for sale, at market value	-	-	(27,059)	-
Cost of equity securities acquired - available for sale, at fair value	(212,606)	(30,140)	(339,271)	(50,879)
Cost of other invested assets acquired	(22,064)	(8,634)	(45,078)	(18,374)
Cost of other invested assets acquired, at fair value	-	(200,079)	(37,611)	(247,111)
Cost of businesses acquired	-	-	(63,100)	-
Net change in short-term investments	(196,488)	(2,164)	(47,185)	9,921
Net change in unsettled securities transactions	188,839	(51,843)	44,841	(35,520)
Net cash provided by (used in) investing activities	28,248	(166,483)	80,402	(135,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	(40)	12	169	91
Net cost of senior notes maturing	-	-	-	(200,000)
Revolving credit borrowings	-	133,000	(10,000)	133,000
Net cash provided by (used in) financing activities	(40)	133,012	(9,831)	(66,909)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	5,711	(7,459)	12,357	(10,494)

Net increase (decrease) in cash	119,000	(890)	170,273	(633)
Cash, beginning of period	169,365	107,737	118,092	107,480
Cash, end of period	$288,365	$106,847	$288,365	$106,847

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
Income taxes paid (recovered)	$(31,557)	$(53,156)	$(20,765)	$(49,390)
Interest paid	19,838	19,866	25,041	33,765

Non-cash transaction:
Net assets acquired and liabilities assumed from business acquisitions	-	-	19,130	-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2011 and 2010

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

2. BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2011 and 2010 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2010 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2010, 2009 and 2008 included in the Company’s most recent Form 10-K filing.

All intercompany accounts and transactions have been eliminated.

Certain reclassifications and format changes have been made to prior years' amounts to conform to the 2011 presentation.

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

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At June 30, 2011
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$84,214	$1,878	$(1,676)	$84,416
Obligations of U.S. states and political subdivisions	2,110,206	109,724	(5,985)	2,213,945
Corporate securities	895,793	42,589	(12,572)	925,810
Asset-backed securities	40,383	685	(16)	41,052
Mortgage-backed securities
Commercial	41,840	7,787	(727)	48,900
Agency residential	321,195	17,596	(17)	338,774
Non-agency residential	27,404	534	(93)	27,845
Foreign government securities	874,577	43,523	(11,291)	906,809
Foreign corporate securities	703,274	26,878	(17,801)	712,351
Total fixed maturity securities	$5,098,886	$251,194	$(50,178)	$5,299,902
Equity securities	$15	$-	$(3)	$12

	At December 31, 2010
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$153,263	$2,450	$(5,146)	$150,567
Obligations of U.S. states and political subdivisions	2,809,514	116,920	(24,929)	2,901,505
Corporate securities	688,938	42,522	(9,775)	721,685
Asset-backed securities	19,860	705	(14)	20,551
Mortgage-backed securities
Commercial	31,887	7,618	-	39,505
Agency residential	355,928	13,975	(212)	369,691
Non-agency residential	29,373	912	(317)	29,968
Foreign government securities	731,930	32,678	(15,567)	749,041
Foreign corporate securities	617,666	20,939	(21,178)	617,427
Total fixed maturity securities	$5,438,359	$238,719	$(77,138)	$5,599,940
Equity securities	$15	$-	$(2)	$13

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings into accumulated other comprehensive income (loss), on April 1, 2009.  The table below presents the pre-tax cumulative unrealized appreciation (depreciation) on those corporate securities, for the periods indicated:

(Dollars in thousands)	At June 30, 2011	At December 31, 2010
Pre-tax cumulative unrealized appreciation (depreciation)	$828	$823

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity. Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At June 30, 2011		At December 31, 2010
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$240,540	$244,567	$212,728	$207,739
Due after one year through five years	1,810,582	1,858,872	1,642,227	1,681,497
Due after five years through ten years	1,119,257	1,169,942	1,203,497	1,253,609
Due after ten years	1,497,685	1,569,950	1,942,859	1,997,380
Asset-backed securities	40,383	41,052	19,860	20,551
Mortgage-backed securities
Commercial	41,840	48,900	31,887	39,505
Agency residential	321,195	338,774	355,928	369,691
Non-agency residential	27,404	27,845	29,373	29,968
Total fixed maturity securities	$5,098,886	$5,299,902	$5,438,359	$5,599,940

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$56,368	$46,864	$39,430	$50,017
Fixed maturity securities, cumulative other-than-temporary impairment adjustment	(15)	(470)	5	2,582
Equity securities	-	-	-	(1)
Other invested assets	(3,165)	(17)	(1,730)	496
Change in unrealized appreciation (depreciation), pre-tax	53,188	46,377	37,705	53,094
Deferred tax benefit (expense)	(18,621)	(16,396)	(13,195)	(17,679)
Deferred tax benefit (expense), cumulative other-than-temporary impairment adjustment	5	164	(2)	(904)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$34,572	$30,145	$24,508	$34,511

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

The table below displays the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at June 30, 2011 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$19,681	$(1,153)	$3,417	$(523)	$23,098	$(1,676)
Obligations of U.S. states and political subdivisions	34,916	(1,152)	55,794	(4,833)	90,710	(5,985)
Corporate securities	183,948	(5,707)	82,476	(6,865)	266,424	(12,572)
Asset-backed securities	5,089	(16)	-	-	5,089	(16)
Mortgage-backed securities
Commercial	9,716	(727)	-	-	9,716	(727)
Agency residential	1,485	(11)	1,258	(6)	2,743	(17)
Non-agency residential	-	-	830	(93)	830	(93)
Foreign government securities	50,741	(1,797)	78,372	(9,494)	129,113	(11,291)
Foreign corporate securities	116,829	(7,890)	57,756	(9,911)	174,585	(17,801)
Total fixed maturity securities	$422,405	$(18,453)	$279,903	$(31,725)	$702,308	$(50,178)
Equity securities	-	-	12	(3)	12	(3)
Total	$422,405	$(18,453)	$279,915	$(31,728)	$702,320	$(50,181)

	Duration of Unrealized Loss at June 30, 2011 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$7,796	$(549)	$16,599	$(3,045)	$24,395	$(3,594)
Due in one year through five years	177,973	(9,464)	127,966	(12,043)	305,939	(21,507)
Due in five years through ten years	177,091	(5,705)	54,976	(5,852)	232,067	(11,557)
Due after ten years	43,255	(1,981)	78,274	(10,686)	121,529	(12,667)
Asset-backed securities	5,089	(16)	-	-	5,089	(16)
Mortgage-backed securities	11,201	(738)	2,088	(99)	13,289	(837)
Total fixed maturity securities	$422,405	$(18,453)	$279,903	$(31,725)	$702,308	$(50,178)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at June 30, 2011 were $702,320 thousand and $50,181 thousand, respectively.  There were no unrealized losses on a single issuer that exceeded 0.1% of the market value of the fixed maturity securities at June 30, 2011.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $18,453 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated municipal, U.S. and foreign government and domestic and foreign corporate securities.  Of these unrealized losses, $16,614 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The majority of the unrealized losses related to foreign government and foreign corporate securities are due to currency exchange rate movements as opposed to market value movements.  The non-investment grade securities with unrealized losses were mainly comprised of corporate securities.  The $31,725 thousand of unrealized losses related to fixed maturity in an unrealized loss position for more than one year related primarily to foreign corporate and foreign government securities.  Of these unrealized losses, $27,807 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The majority of the unrealized losses related to foreign government and foreign corporate securities are due to currency exchange rate movements as opposed to market value movements.  The gross unrealized depreciation greater than 12 months for mortgage-backed securities included $43 thousand related to sub-prime and alt-A loans.  In all instances, projected cash flows were sufficient to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.  Unrealized losses at June 30, 2011 are comparable with unrealized losses at December 31, 2010.

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

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2010 were $1,212,828 thousand and $77,140 thousand, respectively.  There were no unrealized losses on a single issuer that exceeded 0.09% of the market value of the fixed maturity securities at December 31, 2010.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $23,664 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated municipal, U.S. government, foreign government and domestic and foreign corporate securities.  Of these unrealized losses, $23,424 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $53,474 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year also related primarily to highly rated U.S. government, domestic and foreign corporate, foreign government and municipal securities.  Of these unrealized losses, $48,165 thousand related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses were mainly comprised of corporate securities.  The gross unrealized depreciation greater than 12 months for mortgage-backed securities included $32 thousand related to sub-prime and alt-A loans.  In all instances, projected cash flows were sufficient to recover the full book value of the investments and the related interest obligations.

The Company, given the size of its investment portfolio and capital position, does not have the intent to sell these securities; and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis.  In addition, all securities currently in an unrealized loss position are current with respect to principal and interest payments.

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Fixed maturity securities	$59,139	$75,862	$119,758	$149,417
Equity securities	6,468	2,618	11,640	5,022
Short-term investments and cash	387	75	594	152
Other invested assets
Limited partnerships	13,939	8,882	32,354	18,296
Dividends from Parent's shares	4,666	4,127	9,314	5,553
Other	4,126	330	4,723	702
Total gross investment income	88,725	91,894	178,383	179,142
Interest debited (credited) and other investment expense	(4,266)	(2,548)	(6,792)	(4,689)
Total net investment income	$84,459	$89,346	$171,591	$174,453

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

The Company had contractual commitments to invest up to an additional $142,091 thousand in limited partnerships at June 30, 2011.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2016.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Fixed maturity securities, market value:
Other-than-temporary impairments	$-	$-	$(13,611)	$-
Gains (losses) from sales	(5,978)	1,617	(18,288)	840
Fixed maturity securities, fair value:
Gains (losses) from sales	565	190	(950)	273
Gains (losses) from fair value adjustments	(40)	(2,518)	(3,523)	482
Equity securities, market value:
Gains (losses) from sales	-	-	37	-
Equity securities, fair value:
Gains (losses) from sales	(206)	(2,893)	1,666	(999)
Gains (losses) from fair value adjustments	(23)	(30,017)	38,107	(16,786)
Other invested assets, fair value:
Gains (losses) from fair value adjustments	(62,500)	(61,853)	(31,145)	(84,590)
Short-term investment gains (losses)	(2)	1	(1)	-
Total net realized capital gains (losses)	$(68,184)	$(95,473)	$(27,708)	$(100,780)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Proceeds from sales of fixed maturity securities	$287,337	$212,193	$837,010	$380,175
Gross gains from sales	3,316	5,545	17,582	7,321
Gross losses from sales	(8,729)	(3,738)	(36,820)	(6,208)

Proceeds from sales of equity secuities	$37,000	$51,400	$116,792	$72,742
Gross gains from sales	722	1,214	3,102	3,584
Gross losses from sales	(928)	(4,107)	(1,399)	(4,583)

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company tests the prices on a random basis to an independent pricing source.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at June 30, 2011 and 2010.

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

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$84,416	$-	$84,416	$-
Obligations of U.S. States and political subdivisions	2,213,945	-	2,213,945	-
Corporate securities	925,810	-	925,810	-
Asset-backed securities	41,052	-	38,586	2,466
Mortgage-backed securities
Commercial	48,900	-	48,900	-
Agency residential	338,774	-	338,774	-
Non-agency residential	27,845	-	27,464	381
Foreign government securities	906,809	-	906,809	-
Foreign corporate securities	712,351	-	712,351	-
Total fixed maturities, market value	5,299,902	-	5,297,055	2,847

Fixed maturities, fair value	128,337	-	128,337	-
Equity securities, market value	12	12	-	-
Equity securities, fair value	972,802	899,146	73,656	-
Other invested assets, fair value	794,608	794,608	-	-

There were no significant transfers between Level 1 and Level 2 for the three and six months ended June 30, 2011.

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended June 30, 2011				Six Months Ended June 30, 2011
	Asset-backed	Foreign	Non-agency		Asset-backed	Foreign	Non-agency
(Dollars in thousands)	Securities	Corporate	RMBS	Total	Securities	Corporate	RMBS	Total
Beginning balance	$6,273	$519	$448	$7,240	$961	$3,635	$458	$5,054
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	64	-	28	92	64	-	49	113
Included in other comprehensive income (loss)	(84)	-	(48)	(132)	(147)	-	(48)	(195)
Purchases, issuances and settlements	(82)	-	(47)	(129)	56	-	(78)	(22)
Transfers in and/or (out) of Level 3	(3,705)	(519)	-	(4,224)	1,532	(3,635)	-	(2,103)
Ending balance	$2,466	$-	$381	$2,847	$2,466	$-	$381	$2,847

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Three Months Ended June 30, 2010				Six Months Ended June 30, 2010
	Corporate	Asset-backed	Non-agency		Corporate	Asset-backed	Non-agency
(Dollars in thousands)	Securities	Securities	RMBS	Total	Securities	Securities	RMBS	Total
Beginning balance	$6,930	$6,368	$456	$13,754	$6,930	$6,258	$426	$13,614
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(1)	-	24	23	(1)	-	49	48
Included in other comprehensive income (loss)	36	122	51	209	36	44	92	172
Purchases, issuances and settlements	-	72	(34)	38	-	260	(70)	190
Transfers in and/or (out) of Level 3	-	-	-	-	-	-	-	-
Ending balance	$6,965	$6,562	$497	$14,024	$6,965	$6,562	$497	$14,024

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-

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

6.  CONTINGENCIES

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company’s rights and obligations under insurance, reinsurance and other contractual agreements.  In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it.  In other matters, the Company is resisting attempts by others to collect funds or enforce alleged rights. These disputes arise from time to time and are ultimately resolved through both informal and formal means, including negotiated resolution, arbitration and litigation.  In all such matters, the Company believes that its positions are legally and commercially reasonable.  The statuses of these proceedings are considered when the Company determines its reserves for losses and loss adjustment expenses.  While the final outcome of these matters cannot be predicted with certainty, the Company does not believe that any of these matters, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity.  However, an adverse resolution of one or more of these items in any one quarter or fiscal year could have a material adverse effect on the Company’s results of operations in that period.

There are no known significant pending legal issues not involving insurance or reinsurance business activity.

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

The Company’s reserves include an estimate of the Company’s ultimate liability for asbestos and environmental (“A&E”) claims.  As of June 30, 2011, approximately 6% of the Company’s gross reserves were an estimate of the Company’s ultimate liability for A&E claims.  The Company’s A&E liabilities emanate from Mt. McKinley, a direct subsidiary of the Company, direct insurance business and Everest Re’s assumed reinsurance business.  All of the contracts of insurance and reinsurance under which the Company has received claims during the past three years, expired more than 20 years ago.  There are significant uncertainties surrounding the Company’s reserves for it’s A&E losses.

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy. The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of reinsurance basis for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Gross basis:
Beginning of period reserves	$535,764	$625,208	$554,790	$638,674
Incurred losses	753	-	753	-
Paid losses	(9,795)	(11,073)	(28,821)	(24,539)
End of period reserves	$526,722	$614,135	$526,722	$614,135

Net basis:
Beginning of period reserves	$368,144	$419,230	$382,507	$430,421
Incurred losses	(30)	-	(30)	-
Paid losses	(7,585)	(6,579)	(21,948)	(17,770)
End of period reserves	$360,528	$412,651	$360,528	$412,651

(Some amounts may not reconcile due to rounding)

At June 30, 2011, the gross reserves for A&E losses were comprised of $139,183 thousand representing case reserves reported by ceding companies, $108,765 thousand representing additional case reserves established by the Company on assumed reinsurance claims, $36,881 thousand representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley and $241,893 thousand representing IBNR reserves.

With respect to asbestos only, at June 30, 2011, the Company had gross asbestos loss reserves of $505,146 thousand, or 95.9%, of total A&E reserves, of which $403,150 thousand was for assumed business and $101,996 thousand was for direct business.

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

(Dollars in thousands)	At June 30, 2011	At December 31, 2010
	$143,013	$150,560

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

(Dollars in thousands)	At June 30, 2011	At December 31, 2010
	$26,988	$26,542

7.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Unrealized appreciation (depreciation) ("URA(D)") on
securities arising during the period
URA(D) of investments - temporary	$53,203	$46,846	$37,700	$50,512
URA(D) of investments - non-credit OTTI	(15)	(469)	5	2,582
Tax benefit (expense) from URA(D) arising during the period	(18,616)	(16,232)	(13,197)	(18,583)
Total URA(D) on securities arising during the period, net of tax	34,572	30,145	24,508	34,511

Foreign currency translation adjustments	(1,664)	(8,896)	14,236	1,830
Tax benefit (expense) from foreign currency translation	582	3,114	(4,983)	(640)
Net foreign currency translation adjustments	(1,082)	(5,782)	9,253	1,190

Pension adjustments	1,147	671	2,295	1,299
Tax benefit (expense) on pension	(401)	(235)	(803)	(455)
Net pension adjustments	746	436	1,492	844

Other comprehensive income (loss), net of tax	$34,236	$24,799	$35,253	$36,545

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	At June 30,	At December 31,
(Dollars in thousands)	2011	2010
URA(D) on securities, net of deferred taxes
Temporary	$129,980	$105,474
Non-credit, OTTI	538	535
Total unrealized appreciation (depreciation) on investments, net of deferred taxes	130,518	106,009
Foreign currency translation adjustments, net of deferred taxes	93,292	84,040
Pension adjustments, net of deferred taxes	(24,591)	(26,083)
Accumulated other comprehensive income (loss)	$199,219	$163,966

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,500,000 thousand plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at June 30, 2011, was $2,005,890 thousand.  As of June 30, 2011, Holdings was in compliance with all Holdings Credit Facility covenants.

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At June 30, 2011				At December 31, 2010
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$150,000	$15,000	6/16/2011	7/18/2011	$150,000	$50,000	12/16/2010	1/18/2011
		10,000	6/28/2011	7/28/2011		-
		15,000	6/06/2011	7/06/2011		-
Total revolving credit borrowings		40,000				50,000
Total letters of credit		9,527		12/31/2011		9,527		12/31/2011

Total Citibank Holdings Credit Facility	$150,000	$49,527			$150,000	$59,527

Prior to August 23, 2011, the Company plans to enter into a new Holdings Credit Facility with terms similar to the expiring Facility.

The following table presents the costs incurred in connection with the Holdings Credit Facility for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Credit facility fees incurred	$89	$141	$179	$150

9.  TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to a non-affiliated ceding company.  At June 30, 2011, the total amount on deposit in the trust account was $14,268 thousand.

10.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices.

				June 30, 2011		December 31, 2010
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$249,835	$270,570	$249,812	$267,500
8.75% Senior notes (matured and paid on March 15, 2010)	03/14/2000	03/15/2010	$200,000	$-	$-	$-	$-

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Interest expense incurred	$3,387	$3,385	$6,773	$10,447

11.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices.

			Maturity Date		June 30, 2011		December 31, 2010
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,352	$236,031	$238,351	$227,825

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Interest expense incurred	$3,937	$3,937	$7,874	$7,874

12. JUNIOR SUBORDINATED DEBT SECURITIES PAYABLE

The following table displays Holdings’ outstanding junior subordinated debt securities due to Everest Re Capital Trust II (“Capital Trust II”), a wholly-owned finance subsidiary of Holdings.  Fair value is primarily based on the quoted market price of the related trust preferred securities.

				June 30, 2011		December 31, 2010
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Amount Issued	Sheet Amount	Fair Value	Sheet Amount	Fair Value
6.20% Junior subordinated debt securities	03/29/2004	03/29/2034	$329,897	$329,897	$321,577	$329,897	$294,825

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

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Interest expense incurred	$5,114	$5,114	$10,227	$10,227

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Six Months Ended
U.S. Reinsurance	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Gross written premiums	$230,260	$268,215	$484,167	$512,223
Net written premiums	123,797	150,462	260,348	278,924

Premiums earned	$141,633	$162,492	$286,788	$289,493
Incurred losses and LAE	112,650	84,346	236,077	174,454
Commission and brokerage	32,541	35,854	69,646	63,072
Other underwriting expenses	7,871	9,377	15,773	17,183
Underwriting gain (loss)	$(11,429)	$32,915	$(34,708)	$34,784

	Three Months Ended		Six Months Ended
Insurance	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Gross written premiums	$226,132	$204,941	$480,607	$433,178
Net written premiums	109,204	80,812	234,230	183,279

Premiums earned	$114,937	$86,187	$220,265	$187,353
Incurred losses and LAE	84,404	71,800	169,922	144,750
Commission and brokerage	7,377	6,098	13,698	7,739
Other underwriting expenses	22,401	16,279	44,273	32,856
Underwriting gain (loss)	$755	$(7,990)	$(7,628)	$2,008

	Three Months Ended		Six Months Ended
Specialty Underwriting	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Gross written premiums	$66,367	$65,855	$135,537	$131,742
Net written premiums	35,500	37,823	75,882	75,062

Premiums earned	$33,057	$39,342	$75,451	$78,240
Incurred losses and LAE	24,891	34,512	50,148	61,973
Commission and brokerage	7,439	8,972	15,404	17,507
Other underwriting expenses	2,001	2,407	4,005	4,358
Underwriting gain (loss)	$(1,274)	$(6,549)	$5,894	$(5,598)

	Three Months Ended		Six Months Ended
International	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Gross written premiums	$288,749	$306,998	$597,596	$582,348
Net written premiums	141,501	166,046	299,625	311,255

Premiums earned	$162,423	$154,703	$328,939	$301,772
Incurred losses and LAE	90,864	124,091	409,690	360,576
Commission and brokerage	32,948	37,273	70,069	67,720
Other underwriting expenses	6,950	7,308	13,389	13,688
Underwriting gain (loss)	$31,661	$(13,969)	$(164,209)	$(140,212)

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Underwriting gain (loss)	$19,713	$4,407	$(200,651)	$(109,018)
Net investment income	84,459	89,346	171,591	174,453
Net realized capital gains (losses)	(68,184)	(95,473)	(27,708)	(100,780)
Corporate expense	(1,165)	(1,463)	(2,355)	(3,689)
Interest, fee and bond issue cost amortization expense	(12,695)	(12,722)	(25,377)	(29,062)
Other income (expense)	(11,568)	8,709	(11,536)	13,821
Income (loss) before taxes	$10,560	$(7,196)	$(96,036)	$(54,275)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Canada	$39,232	$49,976	$83,184	$85,279

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
15,000,000

As of June 30, 2011, Holdings held 9,719,971 common shares of Group, which it had purchased in the open market between February 1, 2007 and March 8, 2011.  The table below represents the total purchase price for these common shares purchased.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Dividends received	$4,666	$4,127	$9,314	$5,553

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

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Expenses incurred	$15,370	$16,566	$30,447	$31,467

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, for the periods indicated:

	Three Months Ended		Six Months Ended
Bermuda Re	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Ceded written premiums	$368,614	$325,719	$749,422	$645,750
Ceded earned premiums	380,353	326,072	760,400	614,230
Ceded losses and LAE (a)	294,364	194,630	785,077	483,076

	Three Months Ended		Six Months Ended
Everest International	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Ceded written premiums	$175	$20,629	$639	$48,941
Ceded earned premiums	4,436	34,172	14,041	74,504
Ceded losses and LAE	3,995	39,770	6,913	63,786

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

16.  ACQUISITIONS

During the first six months of 2011, the Company made several acquisitions to expand its domestic and Canadian insurance operations.  Below are descriptions of the transactions.

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

However, during the first half of 2011, the industry experienced significant losses from Australian floods, the New Zealand earthquake, the earthquake and tsunami in Japan and spring storms in the U.S.  It is too early to determine the impact on market conditions as a result of these events.  While there have been meaningful rate increases for catastrophe coverages in some global catastrophe prone regions, particularly areas impacted by these losses, whether the magnitude of these losses is sufficient to increase rates and improve market conditions for other lines of business remains to be seen.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase/	June 30,		Increase/
(Dollars in millions)	2011	2010	(Decrease)	2011	2010	(Decrease)
Gross written premiums	$811.5	$846.0	-4.1%	$1,697.9	$1,659.5	2.3%
Net written premiums	410.0	435.1	-5.8%	870.1	848.5	2.5%

REVENUES:
Premiums earned	$452.1	$442.7	2.1%	$911.4	$856.9	6.4%
Net investment income	84.5	89.3	-5.5%	171.6	174.5	-1.6%
Net realized capital gains (losses)	(68.2)	(95.5)	-28.6%	(27.7)	(100.8)	-72.5%
Other income (expense)	(11.6)	8.7	-232.8%	(11.5)	13.8	-183.5%
Total revenues	456.8	445.3	2.6%	1,043.8	944.4	10.5%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	312.8	314.7	-0.6%	865.8	741.8	16.7%
Commission, brokerage, taxes and fees	80.3	88.2	-8.9%	168.8	156.0	8.2%
Other underwriting expenses	39.2	35.4	10.9%	77.4	68.1	13.7%
Corporate expense	1.2	1.5	-20.3%	2.4	3.7	-36.2%
Interest, fee and bond issue cost amortization expense	12.7	12.7	-0.2%	25.4	29.1	-12.7%
Total claims and expenses	446.2	452.5	-1.4%	1,139.8	998.6	14.1%

INCOME (LOSS) BEFORE TAXES	10.6	(7.2)	-246.8%	(96.0)	(54.3)	76.9%
Income tax expense (benefit)	1.8	(24.1)	-107.3%	(7.3)	(26.2)	-72.1%
NET INCOME (LOSS)	$8.8	$16.9	-47.8%	$(88.7)	$(28.0)	216.4%

RATIOS:			Point Change			Point Change
Loss ratio	69.2%	71.1%	(1.9)	95.0%	86.6%	8.4
Commission and brokerage ratio	17.8%	19.9%	(2.1)	18.5%	18.2%	0.3
Other underwriting expense ratio	8.6%	8.0%	0.6	8.5%	7.9%	0.6
Combined ratio	95.6%	99.0%	(3.4)	122.0%	112.7%	9.3

				At	At	Percentage
				June 30,	December 31,	Increase/
(Dollars in millions)				2011	2010	(Decrease)
Balance sheet data:
Total investments and cash				$8,443.0	$8,293.9	1.8%
Total assets				14,472.4	13,869.4	4.3%
Loss and loss adjustment expense reserves				8,275.6	7,652.3	8.1%
Total debt				858.1	868.1	-1.2%
Total liabilities				11,394.9	10,741.7	6.1%
Stockholder's equity				3,077.5	3,127.7	-1.6%

(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums decreased by $34.5 million, or 4.1%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, reflecting a decrease of $55.7 million in our reinsurance business, partially offset by a $21.2 million increase in our insurance business.  Gross written premiums increased by $38.4 million, or 2.3%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, reflecting a $47.4 million increase in our insurance business, partially offset by a decrease of $9.0 million in our reinsurance business.  The increase in insurance premiums was primarily due to the acquisition of Heartland, which provided $77.4 million of new crop insurance business, as well as improved premium rates on our California workers’ compensation business, partially offset by our reduced participation on a large casualty program.  The decrease in reinsurance premiums was due to the continued reduction in U.S. casualty business as well as the planned reduction of catastrophe exposed business in certain territories, partially offset by higher reinstatement premiums resulting from catastrophe losses, year over year.

Net written premiums decreased by $25.1 million, or 5.8%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, and increased by $21.6 million, or 2.5%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  The fluctuations in net written premiums relative to the change in gross written premiums were due to a combination of a higher percentage of premiums ceded under the affiliated quota share agreement and a lower level of ceded reinsurance in the Insurance segment due to the planned reduction in one casualty program.  Premiums earned increased $9.3 million, or 2.1%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and increased $54.6 million, or 6.4%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income decreased $4.9 million, or 5.5%, to $84.5 million for the three months ended June 30, 2011 compared with net investment income of $89.3 million for the three months ended June 30, 2010.  Net investment income decreased $2.9 million, or 1.6%, to $171.6 million for the six months ended June 30, 2011 compared with net investment income of $174.5 million for the six months ended June 30, 2010.  Net pre-tax investment income, as a percentage of average invested assets, was 4.2% for the three months ended June 30, 2011 compared to 4.5% for the three months ended June 30, 2010 and was 4.3% for the six months ended June 30, 2011 compared to 4.4% for the six months ended June 30, 2010.   The investment yields are lower primarily due to lower reinvestment rates.

Net Realized Capital Gains (Losses).  Net realized capital losses were $68.2 million and $95.5 million for the three months ended June 30, 2011 and 2010, respectively.  Of the $68.2 million, there were $62.5 million of losses from fair value re-measurements and $5.6 million of net realized capital losses from sales on our fixed maturity and equity securities.  The net realized capital losses of $95.5 million for the three months ended June 30, 2010 were the result of $94.4 million of losses from fair value re-measurements and $1.1 million of net realized capital losses from sales on our fixed maturity and equity securities.

Net realized capital losses were $27.7 million and $100.8 million for the six months ended June 30, 2011 and 2010, respectively.  Of the $27.7 million, there were $17.5 million of net realized capital losses from sales on our fixed maturity and equity securities and $13.6 million of other-than-temporary impairments on our available for sale fixed maturity securities, which were partially offset by $3.5 million of gains from fair value re-measurements.  The net realized capital losses of $100.8 million for the six months ended June 30, 2010 were the result of $100.9 million of losses from fair value re-measurements, partially offset by $0.1 million of net realized capital gains from sales on our fixed maturity and equity securities.

Other Income (Expense).  We recorded other expense of $11.6 million and $11.5 million for the three and six months ended June 30, 2011, respectively.  We recorded other income of $8.7 million and $13.8 million for the three and six months ended June 30, 2010, respectively.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following tables present our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional (a)	$251.7	55.8%		$(7.5)	-1.7%		$244.2	54.1%
Catastrophes	60.8	13.4%		7.9	1.7%		68.7	15.2%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$312.5	69.2%		$0.4	0.0%		$312.8	69.2%

2010
Attritional (a)	$265.5	60.0%		$9.7	2.2%		$275.2	62.2%
Catastrophes	45.9	10.4%		(6.4)	-1.4%		39.5	8.9%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$311.4	70.3%		$3.3	0.8%		$314.7	71.1%

Variance 2011/2010
Attritional (a)	$(13.8)	(4.2)	pts	$(17.2)	(3.9)	pts	$(31.0)	(8.1)	pts
Catastrophes	14.9	3.0	pts	14.3	3.1	pts	29.2	6.3	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total	$1.1	(1.1)	pts	$(2.9)	(0.8)	pts	$(1.9)	(1.9)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional (a)	$508.1	55.7%		$(18.0)	-2.0%		$490.2	53.8%
Catastrophes	365.1	40.1%		10.6	1.2%		375.7	41.2%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$873.2	95.8%		$(7.3)	-0.8%		$865.8	95.0%

2010
Attritional (a)	$533.8	62.3%		$0.4	0.1%		$534.2	62.3%
Catastrophes	211.1	24.6%		(3.5)	-0.4%		207.5	24.2%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$744.9	86.9%		$(3.1)	-0.4%		$741.8	86.6%

Variance 2011/2010
Attritional (a)	$(25.7)	(6.6)	pts	$(18.4)	(2.1)	pts	$(44.0)	(8.5)	pts
Catastrophes	154.0	15.5	pts	14.1	1.6	pts	168.2	17.0	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total	$128.3	8.9	pts	$(4.2)	(0.4)	pts	$124.0	8.4	pts

(a) Attritional losses exclude catastrophe and Asbestos and Environmental ("A&E") losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by $1.9 million, or 0.6%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  Of the $1.9 million decrease, attritional losses decreased $31.0 million, or 8.1 points, primarily due to lower attritional loss ratios across most segments due, in part, to changes in the mix of business, but also due to the impact of the change in cessions under the affiliated quota share agreement. Partially offsetting the decrease in attritional losses was an increase in catastrophe losses of $29.2 million, primarily due to current year losses from the U.S. Midwest tornadoes and the first quarter earthquakes in New Zealand and Japan as well as unfavorable prior year development mainly due to the Chile earthquake.

Incurred losses and LAE increased by $124.0 million, or 16.7%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  Current year catastrophe losses increased $154.0 million (15.5 points), period over period, primarily due to losses from the Japan and New Zealand earthquakes, Australia floods and the U.S. Midwest tornadoes.  Partially offsetting the catastrophe increase, the current year attritional losses decreased by $25.7 million compared to the prior year, primarily due to lower attritional loss ratios across most segments due, in part, to changes in the mix of business, but also due to the impact of the change in cessions under the affiliated quota share agreement.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees decreased by $7.9 million, or 8.9%, for the three months ended June 30, 2011 compared to the same period in 2010.  Commission, brokerage, taxes and fees increased by $12.8 million, or 8.2%, for the six months ended June 30, 2011 compared to the same period in 2010.  The variances were primarily the result of fluctuations in premiums earned, changes in mix of business and a change in the affiliated quota share agreement.

Other Underwriting Expenses.  Other underwriting expenses were $39.2 million and $35.4 million for the three months ended June 30, 2011 and 2010, respectively and $77.4 million and $68.1 million for the six months ended June 30, 2011 and 2010, respectively.  The increases were primarily attributable to expenses of Heartland, which was acquired in January 2011.

Corporate Expenses.  Corporate expenses, which are expenses that are not allocated to segments, were $1.2 million and $1.5 million for the three months ended June 30, 2011 and 2010, respectively, and $2.4 million and $3.7 million for the six months ended June 30, 2011 and 2010, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $12.7 million for the three months ended June 30, 2011 and 2010 and $25.4 million and $29.1 million for the six months ended June 30, 2011 and 2010, respectively.  The decrease for the six month period was primarily due to the maturing of debt in March, 2010.

Income Tax Expense (Benefit).  We had an income tax expense of $1.8 million and an income tax benefit of $7.3 million for the three and six months ended June 30, 2011, respectively.  We had an income tax benefit of $24.1 million and $26.2 million for the three and six months ended June 30, 2010, respectively.  Our income tax is primarily a function of the statutory tax rates coupled with the impact from tax-preferenced investment income.  Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income.

Net Income (Loss).
Our net income was $8.8 million and $16.9 million for the three months ended June 30, 2011 and 2010, respectively.  Our net loss was $88.7 million and $28.0 million for the six months ended June 30, 2011 and 2010, respectively. The decreases were primarily driven by higher catastrophe losses in 2011 in addition to the other components discussed above.

Ratios.
Our combined ratio decreased by 3.4 points to 95.6% for the three months ended June 30, 2011 compared to 99.0% for the same period in 2010, and increased by 9.3 points to 122.0% for the six months ended June 30, 2011 compared to 112.7% for the same period in 2010.  The loss ratio component decreased by 1.9 points and increased by 8.4 points for the three and six months ended June 30, 2011, respectively, over the same periods last year.  The commission and brokerage expense ratio decreased by 2.1 points to 17.8% for the three months ended June 30, 2011 compared to 19.9% for the three months ended June 30, 2010, and increased slightly to 18.5% for the six months ended June 30, 2011 compared to 18.2% for the six months ended June 30, 2010.  The other underwriting expense ratio component increased slightly for both the three and six months ended June 30, 2011 compared to the same periods last year.

Stockholder's Equity.
Stockholder's equity decreased by $50.2 million to $3,077.5 million at June 30, 2011 from $3,127.7 million at December 31, 2010, principally as a result of $88.7 million of net loss, partially offset by $24.5 million of unrealized appreciation on investments, net of tax, $9.3 million of foreign currency translation adjustments and $3.2 million of share-based compensation transactions.

Consolidated Investment Results

Net Investment Income.
Net investment income decreased 5.5% to $84.5 million for the three months ended June 30, 2011 compared to $89.3 million for the three months ended June 30, 2010, and decreased 1.6% to $171.6 million for the six months ended June 30, 2011 compared to $174.5 million for the six months ended June 30, 2010.  The decreases, period over period, were primarily due to a decline in income from our fixed maturities, reflective of reducing our municipal bond exposure and declining reinvestment rates.  The declines were partially offset by income from our expanded public equity portfolios and higher income from our limited partnership investments.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2011	2010	2011	2010
Fixed maturities	$59.1	$75.8	$119.8	$149.4
Equity securities	6.5	2.6	11.6	5.0
Short-term investments and cash	0.4	0.1	0.6	0.2
Other invested assets
Limited partnerships	13.9	8.9	32.4	18.3
Dividends from Parent's shares	4.7	4.1	9.3	5.6
Other	4.1	0.4	4.7	0.7
Total gross investment income	88.7	91.9	178.4	179.2
Interest debited (credited) and other expense	(4.3)	(2.6)	(6.8)	(4.7)
Total net investment income	$84.5	$89.3	$171.6	$174.5
(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	June 30,	December 31,
	2011	2010
Imbedded pre-tax yield of cash and invested assets	3.6%	3.6%
Imbedded after-tax yield of cash and invested assets	2.8%	2.8%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Annualized pre-tax yield on average cash and invested assets	4.2%	4.5%	4.3%	4.4%
Annualized after-tax yield on average cash and invested assets	3.2%	3.6%	3.3%	3.6%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2011	2010	Variance	2011	2010	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$2.7	$5.4	$(2.7)	$16.8	$7.0	$9.8
Losses	(8.7)	(3.7)	(5.0)	(35.1)	(6.2)	(28.9)
Total	(6.0)	1.6	(7.6)	(18.3)	0.8	(19.1)

Fixed maturity securities, fair value
Gains	0.6	0.2	0.4	0.8	0.3	0.5
Losses	-	-	-	(1.7)	-	(1.7)
Total	0.6	0.2	0.4	(0.9)	0.3	(1.2)

Equity securities, market value
Gains	-	-	-	0.2	-	0.2
Losses	-	-	-	(0.2)	-	(0.2)
Total	-	-	-	-	-	-

Equity securities, fair value
Gains	0.7	1.2	(0.5)	2.9	3.6	(0.7)
Losses	(0.9)	(4.1)	3.2	(1.2)	(4.6)	3.4
Total	(0.2)	(2.9)	2.7	1.7	(1.0)	2.7

Total net realized gains (losses) from sales
Gains	4.0	6.8	(2.8)	20.7	10.9	9.8
Losses	(9.6)	(7.8)	(1.8)	(38.2)	(10.8)	(27.4)
Total	(5.6)	(1.1)	(4.5)	(17.5)	0.1	(17.6)

Other-than-temporary impairments:	-	-	-	(13.6)	-	(13.6)

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	-	(2.5)	2.5	(3.5)	0.5	(4.0)
Equity securities, fair value	-	(30.0)	30.0	38.1	(16.8)	54.9
Other invested assets, fair value	(62.5)	(61.9)	(0.6)	(31.1)	(84.6)	53.5
Total	(62.5)	(94.4)	31.9	3.5	(100.9)	104.4

Total net realized capital gains (losses)	$(68.2)	$(95.5)	$27.4	$(27.7)	$(100.8)	$73.1

(Some amounts may not reconcile due to rounding.)

Net realized capital losses were $68.2 million for the three months ended June 30, 2011 compared to $95.5 million for the three months ended June 30, 2010.  For the three months ended June 30, 2011, we recorded $62.5 million of losses due to fair value re-measurements on other invested assets and $5.6 million of net realized capital losses from sales of fixed maturity and equity securities.  The net realized losses included the impact of selling part of our municipal bond portfolio as credit concerns arose in this market sector.  For the three months ended June 30, 2010, we recorded $94.4 million in losses due to fair value re-measurements on fixed maturity and equity securities and other invested assets and $1.1 million of net realized capital losses from sales of fixed maturity and equity securities.

Net realized capital losses were $27.7 million for the six months ended June 30, 2011 compared to net realized capital losses of $100.8 million for the six months ended June 30, 2010.  For the six months ended June 30, 2011, we recorded $17.5 million of net realized capital losses from sales of fixed maturity and equity securities and $13.6 million of other-than-temporary impairments on fixed maturity securities, partially offset by $3.5 million of gains due to fair value re-measurements on fixed maturity and equity securities and other invested assets.  The net realized losses included the impact of selling part of our municipal bond portfolio as credit concerns arose in this market sector.  For the six months ended June 30, 2010, we recorded $100.9 million in losses due to fair value re-measurements on fixed maturity and equity securities and other invested assets and $0.1 million of net realized capital gains from sales of fixed maturity and equity securities.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2011	2010	Variance	% Change	2011	2010	Variance	% Change
Gross written premiums	$230.3	$268.2	$(38.0)	-14.2%	$484.2	$512.2	$(28.1)	-5.5%
Net written premiums	123.8	150.5	(26.7)	-17.7%	260.3	278.9	(18.6)	-6.7%

Premiums earned	$141.6	$162.5	$(20.9)	-12.8%	$286.8	$289.5	$(2.7)	-0.9%
Incurred losses and LAE	112.7	84.3	28.3	33.6%	236.1	174.5	61.6	35.3%
Commission and brokerage	32.5	35.9	(3.3)	-9.2%	69.6	63.1	6.6	10.4%
Other underwriting expenses	7.9	9.4	(1.5)	-16.1%	15.8	17.2	(1.4)	-8.2%
Underwriting gain (loss)	$(11.4)	$32.9	$(44.3)	-134.7%	$(34.7)	$34.8	$(69.5)	-199.8%

				Point Chg				Point Chg
Loss ratio	79.5%	51.9%		27.6	82.3%	60.3%		22.0
Commission and brokerage ratio	23.0%	22.1%		0.9	24.3%	21.8%		2.5
Other underwriting expense ratio	5.6%	5.7%		(0.1)	5.5%	5.9%		(0.4)
Combined ratio	108.1%	79.7%		28.4	112.1%	88.0%		24.1

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 14.2% to $230.3 million for the three months ended June 30, 2011 from $268.2 million for the three months ended June 30, 2010, primarily due to reduced premium volume for treaty casualty and crop reinsurance business due to the non-renewal of several contracts, partially offset by a $2.5 million increase in reinstatement premiums due to current quarter catastrophe loss activity.  Net written premiums decreased 17.7% to $123.8 million for the three months ended June 30, 2011 compared to $150.5 million for the three months ended June 30, 2010, primarily due to the decrease in gross written premiums for the quarter.  Premiums earned decreased 12.8% to $141.6 million for the three months ended June 30, 2011 compared to $162.5 million for the three months ended June 30, 2010.  The change in premiums earned is relatively consistent with the decrease in net written premiums.

Gross written premiums decreased by 5.5% to $484.2 million for the six months ended June 30, 2011 from $512.2 million for the six months ended June 30, 2010, primarily due to reduced premium volume for treaty casualty and crop reinsurance business due to the non-renewal of several contracts, partially offset by a $9.2 million increase in reinstatement premiums due to catastrophe loss activity.  Net written premiums decreased 6.7% to $260.3 million for the six months ended June 30, 2011 compared to $278.9 million for the six months ended June 30, 2010, primarily due to the decrease in gross written premiums for the year.  Premiums earned decreased 0.9% to $286.8 million for the six months ended June 30, 2011 compared to $289.5 million for the six months ended June 30, 2010.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$74.9	52.8%		$1.8	1.3%		$76.7	54.1%
Catastrophes	26.7	18.8%		9.3	6.6%		36.0	25.4%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$101.6	71.6%		$11.1	7.9%		$112.7	79.5%

2010
Attritional	$79.0	48.6%		$9.7	6.0%		$88.7	54.6%
Catastrophes	(2.8)	-1.7%		(1.6)	-1.0%		(4.4)	-2.7%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$76.2	46.9%		$8.1	5.0%		$84.3	51.9%

Variance 2011/2010
Attritional	$(4.1)	4.2	pts	$(7.9)	(4.7)	pts	$(12.0)	(0.5)	pts
Catastrophes	29.5	20.5	pts	10.9	7.6	pts	40.4	28.1	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$25.4	24.7	pts	$3.0	2.9	pts	$28.4	27.6	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$141.4	49.2%		$0.2	0.1%		$141.6	49.3%
Catastrophes	84.5	29.5%		10.1	3.5%		94.5	33.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$225.9	78.7%		$10.3	3.6%		$236.1	82.3%

2010
Attritional	$155.2	53.6%		$5.5	1.9%		$160.7	55.5%
Catastrophes	12.9	4.4%		0.9	0.3%		13.8	4.8%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$168.1	58.1%		$6.4	2.2%		$174.5	60.3%

Variance 2011/2010
Attritional	$(13.8)	(4.4)	pts	$(5.3)	(1.8)	pts	$(19.1)	(6.2)	pts
Catastrophes	71.6	25.1	pts	9.2	3.2	pts	80.7	28.2	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$57.8	20.7	pts	$3.9	1.4	pts	$61.6	22.0	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses were $28.4 million (27.6 points) higher at $112.7 million for the three months ended June 30, 2011 compared to $84.3 million for the three months ended June 30, 2010, primarily as a result of the $29.5 million (20.5 points) increase in current year catastrophe losses, largely due to the U.S. Midwest tornadoes and Australian floods, and the $10.9 million (7.6 points) increase to prior year catastrophe losses, primarily due to development on the Chile earthquake, partially offset by the $4.1 million (4.2 points) decrease in current year attritional losses, reflective of lower earned premium.

Incurred losses were $61.6 million (22.0 points) higher at $236.1 million for the six months ended June 30, 2011 compared to $174.5 million for the six months ended June 30, 2010, primarily as a result of the $71.6 million (25.1 points) increase in current year catastrophe losses, largely due to the Japan and New Zealand earthquakes, U.S. Midwest tornadoes and Australian floods, and the $9.2 million (3.2 points) increase in prior year catastrophe losses, largely due to the Chile earthquake. Partially offsetting these increases, the current year attritional losses decreased $13.8 million (4.4 points), due, in part, to higher reinstatement premiums in the current year, which are booked without an additional loss provision.

Segment Expenses. Commission and brokerage expenses decreased 9.2% to $32.5 million for the three months ended June 30, 2011 compared to $35.9 million for the three months ended June 30, 2010.  Commission and brokerage expenses increased 10.4% to $69.6 million for the six months ended June 30, 2011 compared to $63.1 million for the six months ended June 30, 2010.  These variances were primarily due to the changes in premiums earned and the mix of business with varying commission rates.

Segment other underwriting expenses decreased to $7.9 million for the three months ended June 30, 2011 compared to $9.4 million for the same period in 2010.  Segment other underwriting expenses decreased to $15.8 million for the six months ended June 30, 2011 compared to $17.2 million for the same period in 2010.  These variances were due to reduced operating costs for the segment.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2011	2010	Variance	% Change	2011	2010	Variance	% Change
Gross written premiums	$226.1	$204.9	$21.2	10.3%	$480.6	$433.2	$47.4	10.9%
Net written premiums	109.2	80.8	28.4	35.1%	234.2	183.3	51.0	27.8%

Premiums earned	$114.9	$86.2	$28.8	33.4%	$220.3	$187.4	$32.9	17.6%
Incurred losses and LAE	84.4	71.8	12.6	17.6%	169.9	144.8	25.2	17.4%
Commission and brokerage	7.4	6.1	1.3	21.0%	13.7	7.7	6.0	77.0%
Other underwriting expenses	22.4	16.3	6.1	37.6%	44.3	32.9	11.4	34.7%
Underwriting gain (loss)	$0.8	$(8.0)	$8.7	-109.4%	$(7.6)	$2.0	$(9.6)	NM

				Point Chg				Point Chg
Loss ratio	73.4%	83.3%		(9.9)	77.1%	77.3%		(0.2)
Commission and brokerage ratio	6.4%	7.1%		(0.7)	6.2%	4.1%		2.1
Other underwriting expense ratio	19.5%	18.9%		0.6	20.2%	17.5%		2.7
Combined ratio	99.3%	109.3%		(10.0)	103.5%	98.9%		4.6

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 10.3% to $226.1 million for the three months ended June 30, 2011 compared to $204.9 million for the three months ended June 30, 2010.  This was due to strategic portfolio changes with growth in short-tail business, primarily driven by the acquisition of Heartland, which provided $38.7 million of new crop insurance premium in the current quarter, partially offset by the planned reduction of a large casualty program.  Net written premiums increased 35.1% to $109.2 million for the three months ended June 30, 2011 compared to $80.8 million for the same period in 2010 due to higher gross premiums and reduced levels of ceded reinsurance primarily related to the reduced casualty program.  Premiums earned increased 33.4% to $114.9 million for the three months ended June 30, 2011 compared to $86.2 million for the three months ended June 30, 2010.  The change in premiums earned is relatively consistent with the increase in net written premium.

Gross written premiums increased by 10.9% to $480.6 million for the six months ended June 30, 2011 compared to $433.2 million for the six months ended June 30, 2010.  This was due to strategic portfolio changes with growth in short-tail business, primarily driven by the acquisition of Heartland, which provided $77.4 million of new crop insurance premium in 2011, partially offset by the reduction of a large casualty program.  Net written premiums increased 27.8% to $234.2 million for the six months ended June 30, 2011 compared to $183.3 million for the same period in 2010 due to higher gross premiums and reduced levels of ceded reinsurance.  Premiums earned increased 17.6% to $220.3 million for the six months ended June 30, 2011 compared to $187.4 million for the six months ended June 30, 2010.  The change in premiums earned is relatively consistent with the increase in net written premium.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$85.4	74.3%		$(1.2)	-1.1%		$84.2	73.2%
Catastrophes	-	0.0%		0.2	0.2%		0.2	0.2%
Total segment	$85.4	74.3%		$(1.0)	-0.9%		$84.4	73.4%

2010
Attritional	$70.6	81.9%		$1.2	1.4%		$71.8	83.3%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$70.6	81.9%		$1.2	1.4%		$71.8	83.3%

Variance 2011/2010
Attritional	$14.8	(7.6)	pts	$(2.4)	(2.5)	pts	$12.4	(10.1)	pts
Catastrophes	-	-	pts	0.2	0.2	pts	0.2	0.2	pts
Total segment	$14.8	(7.6)	pts	$(2.2)	(2.3)	pts	$12.6	(9.9)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$175.1	79.5%		$(5.4)	-2.5%		$169.7	77.0%
Catastrophes	-	0.0%		0.2	0.1%		0.2	0.1%
Total segment	$175.1	79.5%		$(5.2)	-2.4%		$169.9	77.1%

2010
Attritional	$144.8	77.3%		$-	0.0%		$144.8	77.3%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$144.8	77.3%		$-	0.0%		$144.8	77.3%

Variance 2011/2010
Attritional	$30.3	2.2	pts	$(5.4)	(2.5)	pts	$24.9	(0.3)	pts
Catastrophes	-	-	pts	0.2	0.1	pts	0.2	0.1	pts
Total segment	$30.3	2.2	pts	$(5.2)	(2.4)	pts	$25.1	(0.2)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 17.6% to $84.4 million for the three months ended June 30, 2011 compared to $71.8 million for the three months ended June 30, 2010.  The increase was primarily due to higher net premiums earned, partially offset by a decline of 7.6 points in the current year attritional loss ratio, year over year.  The lower current year attritional loss ratio was due to a change in the mix of business with growth in short-tail/package business that has a lower loss ratio.

Incurred losses and LAE increased by 17.4% to $169.9 million for the six months ended June 30, 2011 compared to $144.8 million for the six months ended June 30, 2010.  The increase was due to higher net premiums earned and an increase of 2.2 points in the current year attritional loss ratio, due to higher expected loss ratios on several casualty programs, reflective of current market conditions, partially offset by favorable prior year development.

Segment Expenses. Commission and brokerage expenses increased to $7.4 million for the three months ended June 30, 2011 compared to $6.1 million for the three months ended June 30, 2010.  Commission and brokerage expenses increased to $13.7 million for the six months ended June 30, 2011 compared to $7.7 million for the six months ended June 30, 2010.  These increases were primarily the result of an increase in net premiums earned and changes in the mix of business.

Segment other underwriting expenses for the three months ended June 30, 2011 increased to $22.4 million from $16.3 million for the three months ended June 30, 2010.  Segment other underwriting expenses for the six months ended June 30, 2011 increased to $44.3 million from $32.9 million for the six months ended June 30, 2010.  These increases were primarily due to the expenses of the newly acquired Heartland.

Specialty Underwriting.
The following table presents the underwriting results and ratios for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2011	2010	Variance	% Change	2011	2010	Variance	% Change
Gross written premiums	$66.4	$65.9	$0.5	0.8%	$135.5	$131.7	$3.8	2.9%
Net written premiums	35.5	37.8	(2.3)	-6.1%	75.9	75.1	0.8	1.1%

Premiums earned	$33.1	$39.3	$(6.3)	-16.0%	$75.5	$78.2	$(2.8)	-3.6%
Incurred losses and LAE	24.9	34.5	(9.6)	-27.9%	50.1	62.0	(11.8)	-19.1%
Commission and brokerage	7.4	9.0	(1.5)	-17.1%	15.4	17.5	(2.1)	-12.0%
Other underwriting expenses	2.0	2.4	(0.4)	-16.9%	4.0	4.4	(0.4)	-8.1%
Underwriting gain (loss)	$(1.3)	$(6.5)	$5.3	-80.5%	$5.9	$(5.6)	$11.5	-205.3%

				Point Chg				Point Chg
Loss ratio	75.3%	87.7%		(12.4)	66.5%	79.2%		(12.7)
Commission and brokerage ratio	22.5%	22.8%		(0.3)	20.4%	22.4%		(2.0)
Other underwriting expense ratio	6.0%	6.1%		(0.1)	5.3%	5.6%		(0.3)
Combined ratio	103.8%	116.6%		(12.8)	92.2%	107.2%		(15.0)

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 0.8% to $66.4 million for the three months ended June 30, 2011 compared to $65.9 million for the three months ended June 30, 2010, primarily due to an increase in A&H primary business for medical stop loss insurance offset by reductions in A&H reinsurance, Marine and Surety writings.  Net written premiums decreased 6.1% to $35.5 million for the three months ended June 30, 2011 compared to $37.8 million for the three months ended June 30, 2010, primarily due to a change in the affiliated quota share agreement.  Premiums earned decreased 16.0% to $33.1 million for the three months ended June 30, 2011 compared to $39.3 million for the three months ended June 30, 2010, relatively consistent with the decrease in net written premiums.

Gross written premiums increased by 2.9% to $135.5 million for the six months ended June 30, 2011 compared to $131.7 million for the six months ended June 30, 2010, primarily due to an increase in A&H primary business for medical stop loss insurance offset by a reduction in A&H reinsurance and Marine business.  Net written premiums increased 1.1% to $75.9 million for the six months ended June 30, 2011 compared to $75.1 million for the six months ended June 30, 2010.  The lower increase in net written premiums is primarily due to the change in the affiliated quota share agreement.  Premiums earned decreased 3.6% to $75.5 million for the six months ended June 30, 2011 compared to $78.2 million for the six months ended June 30, 2010.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$24.1	72.8%		$-	0.0%		$24.1	72.9%
Catastrophes	1.3	3.9%		(0.5)	-1.5%		0.8	2.4%
Total segment	$25.4	76.7%		$(0.5)	-1.4%		$24.9	75.3%

2010
Attritional	$32.2	81.9%		$0.7	1.9%		$33.0	83.8%
Catastrophes	-	0.0%		1.6	4.0%		1.6	4.0%
Total segment	$32.2	81.9%		$2.3	5.8%		$34.5	87.7%

Variance 2011/2010
Attritional	$(8.1)	(9.1)	pts	$(0.7)	(1.8)	pts	$(8.9)	(10.9)	pts
Catastrophes	1.3	3.9	pts	(2.1)	(5.5)	pts	(0.8)	(1.6)	pts
Total segment	$(6.8)	(5.2)	pts	$(2.8)	(7.2)	pts	$(9.6)	(12.4)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$50.1	66.4%		$(0.7)	-0.9%		$49.4	65.5%
Catastrophes	1.3	1.7%		(0.5)	-0.7%		0.7	1.0%
Total segment	$51.4	68.1%		$(1.2)	-1.6%		$50.1	66.5%

2010
Attritional	$58.8	75.1%		$0.5	0.6%		$59.2	75.7%
Catastrophes	-	0.0%		2.7	3.5%		2.7	3.5%
Total segment	$58.8	75.1%		$3.2	4.1%		$62.0	79.2%

Variance 2011/2010
Attritional	$(8.7)	(8.7)	pts	$(1.2)	(1.5)	pts	$(9.8)	(10.2)	pts
Catastrophes	1.3	1.7	pts	(3.2)	(4.2)	pts	(2.0)	(2.5)	pts
Total segment	$(7.4)	(7.0)	pts	$(4.4)	(5.7)	pts	$(11.9)	(12.7)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 27.9% to $24.9 million for the three months ended June 30, 2011 compared to $34.5 million for the three months ended June 30, 2010, due primarily to the Deep Water Horizon rig loss included in the 2010 attritional losses, as well as changes in the mix of business.

Incurred losses and LAE decreased by 19.1% to $50.1 million for the six months ended June 30, 2011 compared to $62.0 million for the six months ended June 30, 2010, due primarily to the Deep Water Horizon rig losses included in the 2010 attritional losses and changes in the mix of business.

Segment Expenses. Commission and brokerage expenses decreased 17.1% to $7.4 million for the three months ended June 30, 2011 compared to $9.0 million for the three months ended June 30, 2010.  Commission and brokerage expenses decreased 12.0% to $15.4 million for the six months ended June 30, 2011 compared to $17.5 million for the six months ended June 30, 2010.  The decreases were primarily due to lower premiums earned and the changes in the mix of business, with a higher level of primary A&H business, which carries a lower commission ratio.

Segment other underwriting expenses decreased to $2.0 million for the three months ended June 30, 2011 compared to $2.4 million for the three months ended June 30, 2010.  Segment other underwriting expenses decreased to $4.0 million for the six months ended June 30, 2011 compared to $4.4 million for the six months ended June 30, 2010.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2011	2010	Variance	% Change	2011	2010	Variance	% Change
Gross written premiums	$288.7	$307.0	$(18.2)	-5.9%	$597.6	$582.3	$15.2	2.6%
Net written premiums	141.5	166.0	(24.5)	-14.8%	299.6	311.3	(11.6)	-3.7%

Premiums earned	$162.4	$154.7	$7.7	5.0%	$328.9	$301.8	$27.2	9.0%
Incurred losses and LAE	90.9	124.1	(33.2)	-26.8%	409.7	360.6	49.1	13.6%
Commission and brokerage	32.9	37.3	(4.3)	-11.6%	70.1	67.7	2.3	3.5%
Other underwriting expenses	7.0	7.3	(0.4)	-4.9%	13.4	13.7	(0.3)	-2.2%
Underwriting gain (loss)	$31.7	$(14.0)	$45.6	NM	$(164.2)	$(140.2)	$(24.0)	17.1%

				Point Chg				Point Chg
Loss ratio	55.9%	80.2%		(24.3)	124.5%	119.5%		5.0
Commission and brokerage ratio	20.3%	24.1%		(3.8)	21.3%	22.4%		(1.1)
Other underwriting expense ratio	4.3%	4.7%		(0.4)	4.1%	4.6%		(0.5)
Combined ratio	80.5%	109.0%		(28.5)	149.9%	146.5%		3.4

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 5.9% to $288.7 million for the three months ended June 30, 2011 compared to $307.0 million for the three months ended June 30, 2010 due to a decrease in premiums written through Asia and Canada, partially offset by a net increase in business written in the Latin America, South America, Middle East, and Africa regions. Non-renewed business in certain catastrophe exposed territories that have not responded to the recent elevation in catastrophe loss activity resulted in the overall decline in writings, partially offset by generally higher rate levels on retained business and favorable foreign exchange impact of $14.2 million.  Net written premiums decreased by 14.8% to $141.5 million for the three months ended June 30, 2011 compared to $166.0 million for the three months ended June 30, 2010, principally as a result of the decrease in gross written premiums and change in the affiliated quota share agreement.  Premiums earned increased by 5.0% to $162.4 million for the three months ended June 30, 2011 compared to $154.7 million for the three months ended June 30, 2010.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 2.6% to $597.6 million for the six months ended June 30, 2011 compared to $582.3 million for the six months ended June 30, 2010 due to a net increase in premiums written in the Latin America, Middle East, and Africa regions and favorable foreign exchange impact of $22.1 million, partially offset by lower premium in Asia and Canada.  Growth from increased rate levels, particularly in regions recently affected by catastrophe losses was partially offset by non-renewed business which did not meet our current pricing targets.  Net written premiums decreased by 3.7% to $299.6 million for the six months ended June 30, 2011 compared to $311.3 million for the six months ended June 30, 2010, primarily due to the change in our affiliated quota share agreement.  Premiums earned increased by 9.0% to $328.9 million for the six months ended June 30, 2011 compared to $301.8 million for the six months ended June 30, 2010.   The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$67.3	41.4%		$(8.1)	-5.0%		$59.2	36.4%
Catastrophes	32.8	20.2%		(1.1)	-0.7%		31.7	19.5%
Total segment	$100.1	61.6%		$(9.2)	-5.7%		$90.9	55.9%

2010
Attritional	$83.8	54.1%		$(2.0)	-1.3%		$81.7	52.8%
Catastrophes	48.7	31.5%		(6.3)	-4.1%		42.3	27.4%
Total segment	$132.4	85.6%		$(8.3)	-5.4%		$124.1	80.2%

Variance 2011/2010
Attritional	$(16.5)	(12.7)	pts	$(6.1)	(3.7)	pts	$(22.5)	(16.4)	pts
Catastrophes	(15.9)	(11.3)	pts	5.2	3.4	pts	(10.6)	(7.9)	pts
Total segment	$(32.3)	(24.0)	pts	$(0.9)	(0.3)	pts	$(33.2)	(24.3)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$141.5	42.9%		$(12.0)	-3.6%		$129.5	39.3%
Catastrophes	279.3	84.9%		0.9	0.3%		280.2	85.2%
Total segment	$420.8	127.8%		$(11.1)	-3.3%		$409.7	124.5%

2010
Attritional	$175.1	58.0%		$(5.5)	-1.8%		$169.6	56.2%
Catastrophes	198.2	65.7%		(7.2)	-2.4%		191.0	63.3%
Total segment	$373.2	123.7%		$(12.7)	-4.2%		$360.6	119.5%

Variance 2011/2010
Attritional	$(33.6)	(15.1)	pts	$(6.5)	(1.8)	pts	$(40.1)	(16.9)	pts
Catastrophes	81.1	19.2	pts	8.1	2.7	pts	89.2	21.9	pts
Total segment	$47.6	4.1	pts	$1.6	0.9	pts	$49.1	5.0	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased 26.8% to $90.9 million for the three months ended June 30, 2011 compared to $124.1 million for the three months ended June 30, 2010.  The decrease was principally due to a $22.5 million (16.4 points) decrease in attritional losses and lower current year catastrophe losses.  Current year catastrophes decreased $15.9 million (11.3 points) due to Japan and New Zealand earthquakes, and the wildfire loss in Alberta, Canada in 2011, compared to the higher catastrophe losses reported in the second quarter of 2010 (Chile earthquake).

Incurred losses and LAE increased 13.6% to $409.7 million for the six months ended June 30, 2011 compared to $360.6 million for the six months ended June 30, 2010.  The increase was principally due to a $81.1 million (19.2 points) increase in current year catastrophes related to the Japan and New Zealand earthquakes, the Australia floods, and the wildfire loss in Alberta, Canada, compared to the 2010 reported catastrophe losses (Chile earthquake and Australia hailstorms).  The current year attritional loss ratio decreased to 42.9% for the six months ended June 30, 2011 from 58.0% for the six months ended June 30, 2010, primarily due to a shift in the mix of business with a lower level of quota share business, which generally carries a higher loss ratio, in addition to the impact of changes in the affiliated quota share agreement.

Segment Expenses. Commission and brokerage expenses decreased 11.6% to $32.9 million for the three months ended June 30, 2011 compared to $37.3 million for the three months ended June 30, 2010.  Commission and brokerage expenses increased 3.5% to $70.1 million for the six months ended June 30, 2011 compared to $67.7 million for the six months ended June 30, 2010.  These variances were due to the changes in premiums and the mix of business.

Segment other underwriting expenses decreased to $7.0 million for the three months ended June 30, 2011 compared to $7.3 million for the three months ended June 30, 2010.  Segment other underwriting expenses decreased to $13.4 million for the six months ended June 30, 2011 compared to $13.7 million for the six months ended June 30, 2010.

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

Interest Rate Risk.  Our $8.4 billion investment portfolio, at June 30, 2011, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $415.5 million of mortgage-backed securities in the $5,428.2 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $566.1 million of short-term investments) for the periods indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates for mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At June 30, 2011
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$6,353.4	$6,183.6	$5,994.4	$5,780.4	$5,570.7
Market/Fair Value Change from Base (%)	6.0%	3.2%	0.0%	-3.6%	-7.1%
Change in Unrealized Appreciation
After-tax from Base ($)	$233.4	$123.0	$-	$(139.1)	$(275.4)

We had $8,275.6 million and $7,652.3 million of gross reserves for losses and LAE as of June 30, 2011 and December 31, 2010, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At June 30, 2011
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$778.3	$875.5	$972.8	$1,070.1	$1,167.4
After-tax Change in Fair/Market Value	(126.5)	(63.2)	-	63.2	126.5

Foreign Exchange Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Singapore and Canadian Dollars, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of June 30, 2011, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2010.

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

In the ordinary course of business, we are involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine our rights and obligations under insurance, reinsurance and other contractual agreements.  These disputes arise from time to time and are ultimately resolved through both informal and formal means, including negotiated resolution, arbitration and litigation.  In all such matters, we believe that our positions are legally and commercially reasonable, and we vigorously seek to preserve, enforce and defend our legal rights under various agreements.  The statuses of these proceedings are considered when we determine our reserves for losses and loss adjustment expenses.  While the final outcome of these matters cannot be predicted with certainty, we do not believe that any of these matters, when finally resolved, will have a material adverse effect on our financial position or liquidity.  However, an adverse resolution of one or more of these items in any one quarter or fiscal year could have a material adverse effect on our results of operations in that period.

There are no known significant pending legal issues not involving insurance or reinsurance business activity.

ITEM 1A.	RISK FACTORS

No material changes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Index:

Exhibit No.	Description

31.1	Section 302 Certification of Joseph V. Taranto

31.2	Section 302 Certification of Dominic J. Addesso

32.1	Section 906 Certification of Joseph V. Taranto and Dominic J. Addesso

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: August 15, 2011