Form 10-Q
period 2011-09-30
EVEREST REINSURANCE HOLDINGS INC
filed 2011-11-14
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2011	Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3263609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer		Accelerated filer
Non-accelerated filer	X	Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At November 1, 2011
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Form 10-Q

Page
PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

Part I

ITEM  1.  FINANCIAL STATEMENTS

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except par value per share)	2011	2010
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$5,070,084	$5,599,940
(amortized cost: 2011, $4,857,294; 2010, $5,438,359)
Fixed maturities - available for sale, at fair value	120,597	180,482
Equity securities - available for sale, at market value (cost: 2011, $15; 2010, $15)	11	13
Equity securities - available for sale, at fair value	1,099,456	683,454
Short-term investments	535,915	516,885
Other invested assets (cost: 2011, $394,153; 2010, $405,401)	394,153	406,916
Other invested assets, at fair value	771,571	788,142
Cash	265,012	118,092
Total investments and cash	8,256,799	8,293,924
Accrued investment income	56,977	70,874
Premiums receivable	794,523	643,257
Reinsurance receivables - unaffiliated	581,986	670,168
Reinsurance receivables - affiliated	3,042,544	2,708,193
Funds held by reinsureds	176,677	171,179
Deferred acquisition costs	172,380	184,247
Prepaid reinsurance premiums	600,642	629,323
Deferred tax asset	285,675	183,924
Federal income taxes recoverable	132,826	142,421
Other assets	226,285	171,923
TOTAL ASSETS	$14,327,314	$13,869,433

LIABILITIES:
Reserve for losses and loss adjustment expenses	$8,165,262	$7,652,303
Unearned premium reserve	1,216,965	1,287,476
Funds held under reinsurance treaties	83,145	180,377
Losses in the course of payment	39,766	13,089
Commission reserves	32,520	37,796
Other net payable to reinsurers	622,445	467,486
Revolving credit borrowings	-	50,000
5.4% Senior notes due 10/15/2014	249,847	249,812
6.6% Long term notes due 5/1/2067	238,353	238,351
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	12,092	4,793
Other liabilities	253,632	230,312
Total liabilities	11,243,924	10,741,692

Commitments and Contingencies (Note 6)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2011 and 2010)	-	-
Additional paid-in capital	332,647	327,767
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $109,416 at 2011 and $88,289 at 2010	203,200	163,966
Retained earnings	2,547,543	2,636,008
Total stockholder's equity	3,083,390	3,127,741
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$14,327,314	$13,869,433

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$442,862	$465,302	$1,354,305	$1,322,160
Net investment income	78,325	74,212	249,916	248,665
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(911)	(2,023)	(14,522)	(2,023)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	(178,125)	161,592	(192,222)	60,812
Total net realized capital gains (losses)	(179,036)	159,569	(206,744)	58,789
Other income (expense)	(8,865)	(3,617)	(20,401)	10,204
Total revenues	333,286	695,466	1,377,076	1,639,818

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	322,099	326,925	1,187,936	1,068,678
Commission, brokerage, taxes and fees	70,842	81,455	239,659	237,493
Other underwriting expenses	42,708	37,230	120,148	105,315
Corporate expenses	1,143	1,529	3,498	5,218
Interest, fee and bond issue cost amortization expense	12,706	12,817	38,083	41,879
Total claims and expenses	449,498	459,956	1,589,324	1,458,583

INCOME (LOSS) BEFORE TAXES	(116,212)	235,510	(212,248)	181,235
Income tax expense (benefit)	(116,473)	66,858	(123,783)	40,625

NET INCOME (LOSS)	$261	$168,652	$(88,465)	$140,610

Other comprehensive income (loss), net of tax	3,981	65,718	39,234	102,263

COMPREHENSIVE INCOME (LOSS)	$4,242	$234,370	$(49,231)	$242,873

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share amounts)	2011	2010	2011	2010
	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$330,990	$324,156	$327,767	$321,185
Share-based compensation plans	1,657	2,322	4,880	5,293
Balance, end of period	332,647	326,478	332,647	326,478

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	199,219	203,523	163,966	166,978
Net increase (decrease) during the period	3,981	65,718	39,234	102,263
Balance, end of period	203,200	269,241	203,200	269,241

RETAINED EARNINGS:
Balance, beginning of period	2,547,282	2,342,569	2,636,008	2,370,611
Net income (loss)	261	168,652	(88,465)	140,610
Balance, end of period	2,547,543	2,511,221	2,547,543	2,511,221

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$3,083,390	$3,106,940	$3,083,390	$3,106,940

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$261	$168,652	$(88,465)	$140,610
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(21,017)	29,733	(149,561)	54,616
Decrease (increase) in funds held by reinsureds, net	(94,290)	2,829	(102,102)	(13,433)
Decrease (increase) in reinsurance receivables	112,376	(71,235)	(243,523)	(299,032)
Decrease (increase) in deferred tax asset	(137,225)	76,238	(122,876)	21,823
Decrease (increase) in prepaid reinsurance premiums	(33,514)	(68,171)	28,649	(84,363)
Increase (decrease) in reserve for losses and loss adjustment expenses	(96,587)	15,455	489,779	305,807
Increase (decrease) in unearned premiums	29,928	100,938	(73,434)	108,080
Change in equity adjustments in limited partnerships	(12,190)	(1,071)	(44,544)	(19,367)
Change in other assets and liabilities, net	111,571	(15,569)	215,035	127,052
Non-cash compensation expense	1,584	2,273	4,638	5,153
Amortization of bond premium (accrual of bond discount)	(17)	3,579	6,897	8,196
Amortization of underwriting discount on senior notes	12	12	36	65
Net realized capital (gains) losses	179,036	(159,569)	206,744	(58,789)
Net cash provided by (used in) operating activities	39,928	84,094	127,273	296,418

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	262,235	173,079	525,768	481,948
Proceeds from fixed maturities matured/called - available for sale, at fair value	-	-	12,775	-
Proceeds from fixed maturities sold - available for sale, at market value	255,913	85,667	1,042,803	457,230
Proceeds from fixed maturities sold - available for sale, at fair value	12,512	10,689	62,632	19,301
Proceeds from equity securities sold - available for sale, at market value	-	-	27,096	-
Proceeds from equity securities sold - available for sale, at fair value	61,080	14,899	150,776	87,641
Distributions from other invested assets	13,487	14,148	103,262	38,028
Cost of fixed maturities acquired - available for sale, at market value	(285,414)	(138,332)	(995,210)	(693,908)
Cost of fixed maturities acquired - available for sale, at fair value	(9,801)	(56,937)	(25,025)	(80,618)
Cost of equity securities acquired - available for sale, at market value	-	-	(27,059)	-
Cost of equity securities acquired - available for sale, at fair value	(340,493)	(20,938)	(679,764)	(71,817)
Cost of other invested assets acquired	(2,393)	(8,115)	(47,471)	(26,489)
Cost of other invested assets acquired, at fair value	-	(80,765)	(37,611)	(327,876)
Cost of businesses acquired	-	-	(63,100)	-
Net change in short-term investments	29,080	(52,975)	(18,105)	(43,054)
Net change in unsettled securities transactions	(14,007)	1,936	30,834	(33,584)
Net cash provided by (used in) investing activities	(17,801)	(57,644)	62,601	(193,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	73	49	242	140
Net cost of senior notes maturing	-	-	-	(200,000)
Revolving credit borrowings	(40,000)	(50,000)	(50,000)	83,000
Net cash provided by (used in) financing activities	(39,927)	(49,951)	(49,758)	(116,860)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,553)	9,608	6,804	(886)

Net increase (decrease) in cash	(23,353)	(13,893)	146,920	(14,526)
Cash, beginning of period	288,365	106,847	118,092	107,480
Cash, end of period	$265,012	$92,954	$265,012	$92,954

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$4,149	$(3,202)	$(16,616)	$(52,592)
Interest paid	5,228	5,339	30,269	39,104

Non-cash transaction:
Net assets acquired and liabilities assumed from business acquisitions	-	-	19,130	-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2011 and 2010

1.	GENERAL

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

The unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2011 and 2010 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2010 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2010, 2009 and 2008 included in the Company’s most recent Form 10-K filing.

All intercompany accounts and transactions have been eliminated.

Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2011 presentation.

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

Presentation of Comprehensive Income. In June 2011, FASB issued amendments to existing guidance to provide two alternatives for the presentation of comprehensive income. Components of net income and comprehensive income will either be presented within a single, continuous financial statement or be presented in two separate but consecutive financial statements.  The guidance is effective for reporting periods beginning after December 15, 2011.  The Company will adopt this guidance as of January 1, 2012 and expects to present net income and comprehensive income in a single, continuous financial statement.

Common Fair Value Measurement. In May 2011, FASB issued amendments to existing guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. The amendments change wording used to describe many GAAP fair value measurement requirements and disclosures. FASB does not intend for the amendments to cause a change in application of fair value accounting guidance.  The guidance is effective for reporting periods beginning after December 15, 2011.  The Company will adopt this guidance prospectively as of January 1, 2012.

Treatment of Insurance Contract Acquisition Costs. In October 2010, the FASB issued authoritative guidance for the accounting for costs associated with acquiring or renewing insurance contracts.  The guidance identifies the incremental direct costs of contract acquisition and costs directly related to acquisition activities that should be capitalized.  This guidance is effective for reporting periods beginning after December 15, 2011.  The Company will adopt this guidance as of January 1, 2012.  The Company is in the process of determining the effect on its consolidated financial statements.

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

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At September 30, 2011
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$84,516	$2,120	$(857)	$85,779
Obligations of U.S. states and political subdivisions	1,742,305	112,418	(572)	1,854,151
Corporate securities	1,016,890	39,715	(27,996)	1,028,609
Asset-backed securities	44,251	987	(82)	45,156
Mortgage-backed securities
Commercial	41,829	6,926	(2,030)	46,725
Agency residential	388,896	17,957	(347)	406,506
Non-agency residential	25,779	362	(124)	26,017
Foreign government securities	804,875	58,999	(5,115)	858,759
Foreign corporate securities	707,953	29,573	(19,144)	718,382
Total fixed maturity securities	$4,857,294	$269,057	$(56,267)	$5,070,084
Equity securities	$15	$-	$(4)	$11

	At December 31, 2010
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$153,263	$2,450	$(5,146)	$150,567
Obligations of U.S. states and political subdivisions	2,809,514	116,920	(24,929)	2,901,505
Corporate securities	688,938	42,522	(9,775)	721,685
Asset-backed securities	19,860	705	(14)	20,551
Mortgage-backed securities
Commercial	31,887	7,618	-	39,505
Agency residential	355,928	13,975	(212)	369,691
Non-agency residential	29,373	912	(317)	29,968
Foreign government securities	731,930	32,678	(15,567)	749,041
Foreign corporate securities	617,666	20,939	(21,178)	617,427
Total fixed maturity securities	$5,438,359	$238,719	$(77,138)	$5,599,940
Equity securities	$15	$-	$(2)	$13

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings into accumulated other comprehensive income (loss), on April 1, 2009.  The table below presents the pre-tax cumulative unrealized appreciation (depreciation) on those corporate securities, for the periods indicated:

(Dollars in thousands)	At September 30, 2011	At December 31, 2010
Pre-tax cumulative unrealized appreciation (depreciation)	$691	$823

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity. Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At September 30, 2011		At December 31, 2010
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$190,497	$188,938	$212,728	$207,739
Due after one year through five years	1,959,056	2,021,715	1,642,227	1,681,497
Due after five years through ten years	1,023,905	1,071,801	1,203,497	1,253,609
Due after ten years	1,183,081	1,263,226	1,942,859	1,997,380
Asset-backed securities	44,251	45,156	19,860	20,551
Mortgage-backed securities
Commercial	41,829	46,725	31,887	39,505
Agency residential	388,896	406,506	355,928	369,691
Non-agency residential	25,779	26,017	29,373	29,968
Total fixed maturity securities	$4,857,294	$5,070,084	$5,438,359	$5,599,940

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$11,911	$83,578	$51,341	$133,595
Fixed maturity securities, cumulative other-than-temporary impairment adjustment	(137)	384	(132)	2,966
Equity securities	(1)	(1)	(1)	(2)
Other invested assets	215	(34)	(1,515)	462
Change in unrealized appreciation (depreciation), pre-tax	11,988	83,927	49,693	137,021
Deferred tax benefit (expense)	(4,243)	(29,240)	(17,438)	(46,919)
Deferred tax benefit (expense), cumulative other-than-temporary impairment adjustment	48	(134)	46	(1,038)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$7,793	$54,553	$32,301	$89,064

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

The table below displays the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at September 30, 2011 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$14,174	$(352)	$3,460	$(505)	$17,634	$(857)
Obligations of U.S. states and political subdivisions	-	-	7,472	(572)	7,472	(572)
Corporate securities	373,892	(15,394)	100,497	(12,602)	474,389	(27,996)
Asset-backed securities	9,365	(35)	809	(47)	10,174	(82)
Mortgage-backed securities
Commercial	8,471	(2,030)	-	-	8,471	(2,030)
Agency residential	57,452	(313)	8,384	(34)	65,836	(347)
Non-agency residential	-	-	21,344	(124)	21,344	(124)
Foreign government securities	18,055	(310)	77,907	(4,805)	95,962	(5,115)
Foreign corporate securities	118,987	(5,714)	90,007	(13,430)	208,994	(19,144)
Total fixed maturity securities	$600,396	$(24,148)	$309,880	$(32,119)	$910,276	$(56,267)
Equity securities	-	-	11	(4)	11	(4)
Total	$600,396	$(24,148)	$309,891	$(32,123)	$910,287	$(56,271)

	Duration of Unrealized Loss at September 30, 2011 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$12,234	$(129)	$18,447	$(5,075)	$30,681	$(5,204)
Due in one year through five years	205,065	(8,562)	204,429	(18,107)	409,494	(26,669)
Due in five years through ten years	275,555	(12,380)	26,392	(2,368)	301,947	(14,748)
Due after ten years	32,254	(699)	30,075	(6,364)	62,329	(7,063)
Asset-backed securities	9,365	(35)	809	(47)	10,174	(82)
Mortgage-backed securities	65,923	(2,343)	29,728	(158)	95,651	(2,501)
Total fixed maturity securities	$600,396	$(24,148)	$309,880	$(32,119)	$910,276	$(56,267)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at September 30, 2011 were $910,287 thousand and $56,271 thousand, respectively.  There were no unrealized losses on a single issuer that exceeded 0.1% of the market value of the fixed maturity securities at September 30, 2011.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $24,148 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities and commercial mortgage-backed securities.  Of these unrealized losses, $10,780 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The majority of the unrealized losses related to foreign corporate and foreign government securities are due to currency exchange rate movements as opposed to market value movements.  The non-investment grade securities with unrealized losses were mainly comprised of corporate securities.  The $32,119 thousand of unrealized losses related to fixed maturity in an unrealized loss position for more than one year related primarily to domestic and foreign corporate and foreign government securities.  Of these unrealized losses, $24,671 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The majority of the unrealized losses related to foreign government and foreign corporate securities are due to currency exchange rate movements as opposed to market value movements.  The gross unrealized depreciation greater than 12 months for mortgage-backed securities included $88 thousand related to sub-prime and alt-A loans.  In all instances, projected cash flows were sufficient to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.  Unrealized losses at September 30, 2011 are comparable with unrealized losses at December 31, 2010.

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

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Fixed maturity securities	$58,248	$69,918	$178,006	$219,335
Equity securities	8,726	2,448	20,366	7,470
Short-term investments and cash	296	111	890	263
Other invested assets
Limited partnerships	12,399	1,071	44,753	19,367
Dividends from Parent's shares	4,665	4,016	13,979	9,569
Other	(1,520)	183	3,203	885
Total gross investment income	82,814	77,747	261,197	256,889
Interest debited (credited) and other investment expense	(4,489)	(3,535)	(11,281)	(8,224)
Total net investment income	$78,325	$74,212	$249,916	$248,665

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

The Company had contractual commitments to invest up to an additional $123,579 thousand in limited partnerships at September 30, 2011.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2016.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Fixed maturity securities, market value:
Other-than-temporary impairments	$(911)	$(2,023)	$(14,522)	$(2,023)
Gains (losses) from sales	2,699	(4,654)	(15,589)	(3,814)
Fixed maturity securities, fair value:
Gains (losses) from sales	(16)	480	(966)	753
Gains (losses) from fair value adjustments	(5,014)	3,297	(8,537)	3,779
Equity securities, market value:
Gains (losses) from sales	-	-	37	-
Equity securities, fair value:
Gains (losses) from sales	637	951	2,303	(48)
Gains (losses) from fair value adjustments	(153,395)	34,912	(115,288)	18,126
Other invested assets, fair value:
Gains (losses) from fair value adjustments	(23,036)	126,608	(54,181)	42,018
Short-term investment gains (losses)	-	(2)	(1)	(2)
Total net realized capital gains (losses)	$(179,036)	$159,569	$(206,744)	$58,789

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Proceeds from sales of fixed maturity securities	$268,425	$96,356	$1,105,435	$476,531
Gross gains from sales	11,572	642	29,154	7,963
Gross losses from sales	(8,889)	(4,816)	(45,709)	(11,024)

Proceeds from sales of equity secuities	$61,080	$14,899	$177,872	$87,641
Gross gains from sales	6,022	1,033	9,124	4,616
Gross losses from sales	(5,385)	(82)	(6,784)	(4,664)

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company tests the prices on a random basis to an independent pricing source.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at September 30, 2011 and 2010.

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

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$85,779	$-	$85,779	$-
Obligations of U.S. States and political subdivisions	1,854,151	-	1,854,151	-
Corporate securities	1,028,609	-	1,028,609	-
Asset-backed securities	45,156	-	42,842	2,314
Mortgage-backed securities
Commercial	46,725	-	46,725	-
Agency residential	406,506	-	406,506	-
Non-agency residential	26,017	-	26,010	7
Foreign government securities	858,759	-	858,759	-
Foreign corporate securities	718,382	-	715,824	2,558
Total fixed maturities, market value	5,070,084	-	5,065,205	4,879

Fixed maturities, fair value	120,597	-	120,597	-
Equity securities, market value	11	11	-	-
Equity securities, fair value	1,099,456	988,707	110,749	-
Other invested assets, fair value	771,571	771,571	-	-

There were no significant transfers between Level 1 and Level 2 for the three and nine months ended September 30, 2011.

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended September 30, 2011				Nine Months Ended September 30, 2011
	Asset-backed	Foreign	Non-agency		Asset-backed	Foreign	Non-agency
(Dollars in thousands)	Securities	Corporate	RMBS	Total	Securities	Corporate	RMBS	Total
Beginning balance	$2,466	$-	$381	$2,847	$961	$3,635	$458	$5,054
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	16	(3)	(39)	(26)	80	(3)	10	87
Included in other comprehensive income (loss)	(122)	(25)	102	(45)	(269)	(25)	54	(240)
Purchases, issuances and settlements	(19)	2,586	(88)	2,479	37	2,586	(166)	2,457
Transfers in and/or (out) of Level 3	(27)	-	(349)	(376)	1,505	(3,635)	(349)	(2,479)
Ending balance	$2,314	$2,558	$7	$4,879	$2,314	$2,558	$7	$4,879

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Three Months Ended September 30, 2010				Nine Months Ended September 30, 2010
	Corporate	Asset-backed	Non-agency		Corporate	Asset-backed	Non-agency
(Dollars in thousands)	Securities	Securities	RMBS	Total	Securities	Securities	RMBS	Total
Beginning balance	$6,965	$6,562	$497	$14,024	$6,930	$6,258	$426	$13,614
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	-	(258)	32	(226)	(1)	(258)	81	(178)
Included in other comprehensive income (loss)	26	1,628	(22)	1,632	62	1,672	70	1,804
Purchases, issuances and settlements	-	(7,413)	(45)	(7,458)	-	(7,153)	(115)	(7,268)
Transfers in and/or (out) of Level 3	-	-	-	-	-	-	-	-
Ending balance	$6,991	$519	$462	$7,972	$6,991	$519	$462	$7,972

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

5.  CAPITAL TRANSACTIONS

On October 14, 2011. we renewed our shelf registration statement on Form S-3ASR with the SEC, as a Well Known Seasoned Issuer.  This shelf registration statement can be used by Group to register common shares, preferred shares, debt securities, warrants, share purchase contracts and share purchase units; by Holdings to register debt securities and by Everest Re Capital Trust III (“Capital Trust III”) to register trust preferred securities.

6.  CONTINGENCIES

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company’s rights and obligations under insurance and reinsurance agreements.  In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it.  In other matters, the Company is resisting attempts by others to collect funds or enforce alleged rights.  These disputes arise from time to time and are ultimately resolved through both informal and formal means, including negotiated resolution, arbitration and litigation.  In all such matters, the Company believes that its positions are legally and commercially reasonable.  The Company considers the statuses of these proceedings when determining its reserves for unpaid loss and loss adjustment expenses.

Aside from litigation and arbitrations related to these insurance and reinsurance agreements, the Company is not a party to any other material litigation or arbitration.

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

(Dollars in thousands)	At September 30, 2011	At December 31, 2010
	$142,998	$150,560

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

(Dollars in thousands)	At September 30, 2011	At December 31, 2010
	$27,094	$26,542

7.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Unrealized appreciation (depreciation) ("URA(D)") on
securities arising during the period
URA(D) of investments - temporary	$12,125	$83,543	$49,825	$134,055
URA(D) of investments - non-credit OTTI	(137)	384	(132)	2,966
Tax benefit (expense) from URA(D) arising during the period	(4,195)	(29,374)	(17,392)	(47,957)
Total URA(D) on securities arising during the period, net of tax	7,793	54,553	32,301	89,064

Foreign currency translation adjustments	(7,012)	16,528	7,224	18,358
Tax benefit (expense) from foreign currency translation	2,454	(5,785)	(2,529)	(6,425)
Net foreign currency translation adjustments	(4,558)	10,743	4,695	11,933

Pension adjustments	1,148	649	3,443	1,948
Tax benefit (expense) on pension	(402)	(227)	(1,205)	(682)
Net pension adjustments	746	422	2,238	1,266

Other comprehensive income (loss), net of tax	$3,981	$65,718	$39,234	$102,263

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	At September 30,	At December 31,
(Dollars in thousands)	2011	2010
URA(D) on securities, net of deferred taxes
Temporary	$137,861	$105,474
Non-credit, OTTI	449	535
Total unrealized appreciation (depreciation) on investments, net of deferred taxes	138,310	106,009
Foreign currency translation adjustments, net of deferred taxes	88,735	84,040
Pension adjustments, net of deferred taxes	(23,845)	(26,083)
Accumulated other comprehensive income (loss)	$203,200	$163,966

8.  CREDIT FACILITY

Effective August 15, 2011, Holdings entered into a new three year, $150,000 thousand unsecured revolving credit facility with a syndicate of lenders, replacing the August 23, 2006 five year senior revolving credit facility.  Both the August 15, 2011 and August 23, 2006 revolving credit agreements, which have similar terms, are referred to as the “Holdings Credit Facility”.  Citibank N.A. is the administrative agent for the Holdings Credit Facility.  The Holdings Credit Facility may be used for liquidity and general corporate purposes.  The Holdings Credit Facility provides for the borrowing of up to $150,000 thousand with interest at a rate selected by Holdings equal to either, (1) the Base Rate (as defined below) or (2) a periodic fixed rate equal to the Eurodollar Rate plus an applicable margin.  The Base Rate means a fluctuating interest rate per annum in effect from time to time to be equal to the higher of (a) the rate of interest publicly announced by Citibank as its base rate, (b) 0.5% per annum above the Federal Funds Rate or (c) 1% above the one month LIBOR, in each case plus the applicable margin.  The amount of margin and the fees payable for the Holdings Credit Facility depends upon Holdings’ senior unsecured debt rating.

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875,000 thousand plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010, which at September 30, 2011, was $1,898,559 thousand.  As of September 30, 2011, Holdings was in compliance with all Holdings Credit Facility covenants.

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At September 30, 2011				At December 31, 2010
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$150,000	$-			$150,000	$50,000	12/16/2010	1/18/2011
		-				-
		-				-
Total revolving credit borrowings		-				50,000
Total letters of credit		9,527		12/31/2011		9,527		12/31/2011

Total Citibank Holdings Credit Facility	$150,000	$9,527			$150,000	$59,527

The following table presents the costs incurred in connection with the Holdings Credit Facility for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Credit facility fees incurred	$163	$225	$341	$376

9.  TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to a non-affiliated ceding company.  At September 30, 2011, the total amount on deposit in the trust account was $14,341 thousand.

10.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices.

				September 30, 2011		December 31, 2010
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$249,847	$261,250	$249,812	$267,500
8.75% Senior notes (matured and paid on March 15, 2010)	03/14/2000	03/15/2010	$200,000	$-	$-	$-	$-

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Interest expense incurred	$3,386	$3,386	$10,159	$13,833

11.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices.

			Maturity Date		September 30, 2011		December 31, 2010
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,353	$202,776	$238,351	$227,825

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Interest expense incurred	$3,937	$3,937	$11,811	$11,811

12. JUNIOR SUBORDINATED DEBT SECURITIES PAYABLE

The following table displays Holdings’ outstanding junior subordinated debt securities due to Everest Re Capital Trust II (“Capital Trust II”), a wholly-owned finance subsidiary of Holdings.  Fair value is primarily based on the quoted market price of the related trust preferred securities.

				September 30, 2011		December 31, 2010
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Amount Issued	Sheet Amount	Fair Value	Sheet Amount	Fair Value
6.20% Junior subordinated debt securities	03/29/2004	03/29/2034	$329,897	$329,897	$327,337	$329,897	$294,825

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

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Interest expense incurred	$5,113	$5,113	$15,340	$15,340

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

13.  SEGMENT REPORTING

During the quarter ended September 30, 2011, the Company realigned its reporting segments to reflect recent changes in the type and volume of business written. The Company previously reported the results of Marine & Aviation, Surety, Accident and Health (“A&H”) Reinsurance and A&H Primary operations as a separate segment—Specialty Underwriting.  The A&H primary business, which is a relatively new line of business for the Company, has increased significantly, representing approximately 2% of premiums earned and is projected to continue to grow.  The A&H primary business is better aligned with the Insurance reporting segment based on the similarities of this business with that of those businesses already reflected in the Insurance segment.  The other operating units included in the Specialty Underwriting segment would have encompassed approximately 6% of the Company’s premiums earned and their volume is projected to remain approximately 6%.  As a result of the size of these remaining operating units and their similarity to the business reported within U.S. Reinsurance, they have been reclassified to the U.S. Reinsurance segment.  There has been no change to the International reporting segment.  The Company has restated all segment information for prior years to conform to the new reporting segment structure.

The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and A&H business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The Insurance operation writes property and casualty insurance, including medical stop loss insurance, directly and through general agents, brokers and surplus lines brokers within the U.S. and Canada.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and through offices in Brazil, Miami and New Jersey.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Nine Months Ended
U.S. Reinsurance	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Gross written premiums	$360,833	$435,218	$947,155	$1,076,614
Net written premiums	167,469	238,536	486,032	591,083

Premiums earned	$167,530	$195,663	$512,104	$561,958
Incurred losses and LAE	97,197	109,059	371,638	344,047
Commission and brokerage	23,298	32,434	106,123	112,790
Other underwriting expenses	10,843	11,076	30,621	32,617
Underwriting gain (loss)	$36,192	$43,094	$3,722	$72,504

	Three Months Ended		Nine Months Ended
Insurance	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Gross written premiums	$236,294	$214,701	$750,283	$650,448
Net written premiums	114,328	90,937	366,223	275,655

Premiums earned	$124,282	$105,690	$362,212	$294,481
Incurred losses and LAE	120,332	99,476	302,038	245,665
Commission and brokerage	11,858	10,732	27,781	18,694
Other underwriting expenses	24,316	19,479	68,589	52,335
Underwriting gain (loss)	$(32,224)	$(23,997)	$(36,196)	$(22,213)

	Three Months Ended		Nine Months Ended
International	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Gross written premiums	$326,053	$323,741	$923,649	$906,089
Net written premiums	158,038	168,400	457,663	479,655

Premiums earned	$151,050	$163,949	$479,989	$465,721
Incurred losses and LAE	104,570	118,390	514,260	478,966
Commission and brokerage	35,686	38,289	105,755	106,009
Other underwriting expenses	7,549	6,675	20,938	20,363
Underwriting gain (loss)	$3,245	$595	$(160,964)	$(139,617)

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Underwriting gain (loss)	$7,213	$19,692	$(193,438)	$(89,326)
Net investment income	78,325	74,212	249,916	248,665
Net realized capital gains (losses)	(179,036)	159,569	(206,744)	58,789
Corporate expense	(1,143)	(1,529)	(3,498)	(5,218)
Interest, fee and bond issue cost amortization expense	(12,706)	(12,817)	(38,083)	(41,879)
Other income (expense)	(8,865)	(3,617)	(20,401)	10,204
Income (loss) before taxes	$(116,212)	$235,510	$(212,248)	$181,235

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Canada	$73,543	$48,333	$156,727	$133,612

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
15,000,000

As of September 30, 2011, Holdings held 9,719,971 common shares of Group, which it had purchased in the open market between February 1, 2007 and March 8, 2011.  The table below represents the total purchase price for these common shares purchased.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Dividends received	$4,665	$4,016	$13,979	$9,569

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

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Expenses incurred	$16,537	$15,554	$46,984	$47,021

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, for the periods indicated:

	Three Months Ended		Nine Months Ended
Bermuda Re	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Ceded written premiums	$445,601	$400,977	$1,195,023	$1,046,727
Ceded earned premiums	398,561	330,525	1,158,961	944,755
Ceded losses and LAE (a)	238,405	211,862	1,023,482	694,938

	Three Months Ended		Nine Months Ended
Everest International	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Ceded written premiums	$31	$(3,587)	$670	$45,354
Ceded earned premiums	2,448	17,548	16,489	92,052
Ceded losses and LAE	(1,005)	15,491	5,908	79,277

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

For 2010 and the first six months ending June 30 2011, the Company utilized the estimated annual effective tax rate approach for calculating its tax provision for interim periods as prescribed by ASC 740-270, Interim Reporting.  Under the estimated annual effective tax rate approach, the estimated annual effective tax rate is applied to the interim year-to-date pre-tax ordinary income to determine the income tax expense or benefit for the year-to-date period, adjusted by the tax impact for discrete items.  Due to potential volatility in the estimated annual effective tax rate approach, management has determined that an estimated annual effective tax rate approach is not reliable for the current interim reporting period and is recording taxes using the actual tax rate for the year-to-date results.  The tax expense or benefit for a quarter represents the difference between the year-to-date tax expense or benefit for the current year-to-date period less such amount for the immediately preceding year-to-date period. Management considers the impact of all known events in its estimation of the Company’s annual pre-tax income and effective tax rate.

16.  ACQUISITIONS

During the first nine months of 2011, the Company made several acquisitions to expand its domestic and Canadian insurance operations.  Below are descriptions of the transactions.

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

17.  SUBSEQUENT EVENTS

There is currently significant flooding in Thailand.  Due to the recentness of this event, the Company is unable to estimate the amount of loss at this time.  However, the Company anticipates that the flooding will adversely impact fourth quarter financial statements.

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

However, during the first three quarters of 2011, the industry experienced significant losses from Australian floods, the New Zealand earthquake, the earthquake and tsunami in Japan and storms in the U.S.  It is too early to determine the impact on market conditions as a result of these events.  While there have been meaningful rate increases for catastrophe coverages in some global catastrophe prone regions, particularly areas impacted by these losses, whether the magnitude of these losses is sufficient to increase rates and improve market conditions for other lines of business remains to be seen.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(Dollars in millions)	2011	2010	(Decrease)	2011	2010	(Decrease)
Gross written premiums	$923.2	$973.7	-5.2%	$2,621.1	$2,633.2	-0.5%
Net written premiums	439.8	497.9	-11.7%	1,309.9	1,346.4	-2.7%

REVENUES:
Premiums earned	$442.9	$465.3	-4.8%	$1,354.3	$1,322.2	2.4%
Net investment income	78.3	74.2	5.5%	249.9	248.7	0.5%
Net realized capital gains (losses)	(179.0)	159.6	-212.2%	(206.7)	58.8	NM
Other income (expense)	(8.9)	(3.6)	145.0%	(20.4)	10.2	NM
Total revenues	333.3	695.5	-52.1%	1,377.1	1,639.8	-16.0%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	322.1	326.9	-1.5%	1,187.9	1,068.7	11.2%
Commission, brokerage, taxes and fees	70.8	81.5	-13.0%	239.7	237.5	0.9%
Other underwriting expenses	42.7	37.2	14.7%	120.1	105.3	14.1%
Corporate expense	1.1	1.5	-25.2%	3.5	5.2	-33.0%
Interest, fee and bond issue cost amortization expense	12.7	12.8	-0.9%	38.1	41.9	-9.1%
Total claims and expenses	449.5	460.0	-2.3%	1,589.3	1,458.6	9.0%

INCOME (LOSS) BEFORE TAXES	(116.2)	235.5	-149.3%	(212.2)	181.2	-217.1%
Income tax expense (benefit)	(116.5)	66.9	NM	(123.8)	40.6	NM
NET INCOME (LOSS)	$0.3	$168.7	-99.8%	$(88.5)	$140.6	-162.9%

RATIOS:			Point Change			Point Change
Loss ratio	72.7%	70.3%	2.4	87.7%	80.8%	6.9
Commission and brokerage ratio	16.0%	17.5%	(1.5)	17.7%	18.0%	(0.3)
Other underwriting expense ratio	9.7%	8.0%	1.7	8.9%	8.0%	0.9
Combined ratio	98.4%	95.8%	2.6	114.3%	106.8%	7.5

				At	At	Percentage
				September 30,	December 31,	Increase/
(Dollars in millions)				2011	2010	(Decrease)
Balance sheet data:
Total investments and cash				$8,256.8	$8,293.9	-0.4%
Total assets				14,327.3	13,869.4	3.3%
Loss and loss adjustment expense reserves				8,165.3	7,652.3	6.7%
Total debt				818.1	868.1	-5.8%
Total liabilities				11,243.9	10,741.7	4.7%
Stockholder's equity				3,083.4	3,127.7	-1.4%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums decreased by $50.5 million, or 5.2%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, reflecting a decrease of $72.1 million in our reinsurance business, partially offset by a $21.6 million increase in our insurance business.  Gross written premiums decreased by $12.1 million, or 0.5%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, reflecting a decrease of $111.9 million in our reinsurance business, partially offset by a $99.8 million increase in our insurance business.  The year over year increase in insurance premiums was primarily due to the acquisition of Heartland, which provided $122.3 million of new crop insurance business, our recent initiative in primary medical stop loss insurance, which added $44.8 million of premium and improved premium rates on our California workers’ compensation business, partially offset by our reduced participation on a large casualty program.  The decrease in reinsurance premiums was due to the continued reduction in U.S. casualty business, the loss of several large crop reinsurance contracts, as well as the planned reduction of catastrophe exposed business in certain territories, partially offset by higher reinstatement premiums resulting from catastrophe losses, year over year.

Net written premiums decreased by $58.0 million, or 11.7%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, and decreased by $36.5 million, or 2.7%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  The fluctuations in net written premiums relative to the change in gross written premiums were due to a combination of a higher percentage of premiums ceded under the affiliated quota share agreement and a lower level of ceded reinsurance in the Insurance segment due to the planned reduction in one casualty program.  Premiums earned decreased $22.4 million, or 4.8%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and increased $32.1 million, or 2.4%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income increased $4.1 million, or 5.5%, to $78.3 million for the three months ended September 30, 2011 compared with net investment income of $74.2 million for the three months ended September 30, 2010, primarily driven by an $11.3 million increase in investment income from our limited partnerships.  Net investment income increased $1.3 million, or 0.5%, to $249.9 million for the nine months ended September 30, 2011 compared with net investment income of $248.7 million for the nine months ended September 30, 2010, primarily as a result of a $25.4 million increase in investment income from our limited partnerships.  The increases from the limited partnerships were partially offset by effects of lower reinvestment rates.  Net pre-tax investment income, as a percentage of average invested assets, was 3.9% for the three months ended September 30, 2011 compared to 3.7% for the three months ended September 30, 2010 and was 4.1% for the nine months ended September 30, 2011 compared to 4.2% for the nine months ended September 30, 2010.  The nine month investment yield is lower primarily due to an increase in the average invested asset base.

Net Realized Capital Gains (Losses).  Net realized capital losses were $179.0 million and net realized capital gains were $159.6 million for the three months ended September 30, 2011 and 2010, respectively.  The $179.0 million was comprised of $181.5 million of losses from fair value re-measurements and $0.9 million of other-than-temporary impairments on our available for sale fixed maturity securities, which was partially offset by $3.3 million of net realized capital gains from sales on our fixed maturity and equity securities.  The net realized capital gains of $159.6 million for the three months ended September 30, 2010 were the result of $164.8 million of gains from fair value re-measurements, which was partially offset by $3.2 million of net realized capital losses from sales on our fixed maturity and equity securities and $2.0 million of other-than-temporary impairments.

Net realized capital losses were $206.7 million and net realized capital gains were $58.8 million for the nine months ended September 30, 2011 and 2010, respectively.  Of the $206.7 million, there were $178.0 million of losses from fair value re-measurements, $14.5 million of other-than-temporary impairments on our available for sale fixed maturity securities and $14.2 million of net realized capital losses from sales on our fixed maturity and equity securities.  The net realized capital gains of $58.8 million for the nine months ended September 30, 2010 were the result of $63.9 million of gains of fair value re-measurements, partially offset by $3.1 million of net realized capital losses from sales on our fixed maturity and equity securities and $2.0 million of other-than-temporary impairments.

Other Income (Expense).  We recorded other expense of $8.9 million and $20.4 million for the three and nine months ended September 30, 2011, respectively.  We recorded other expense of $3.6 million and other income of $10.2 million for the three and nine months ended September 30, 2010, respectively.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following tables present our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional (a)	$244.4	55.2%		$6.6	1.5%		$251.0	56.7%
Catastrophes	70.5	15.9%		0.6	0.1%		71.1	16.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$314.9	71.1%		$7.2	1.6%		$322.1	72.7%

2010
Attritional (a)	$297.6	64.0%		$(5.6)	-1.2%		$292.0	62.7%
Catastrophes	35.5	7.6%		(0.5)	-0.1%		35.0	7.5%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$333.1	71.6%		$(6.2)	-1.3%		$326.9	70.3%

Variance 2011/2010
Attritional (a)	$(53.2)	(8.8)	pts	$12.2	2.7	pts	$(41.0)	(6.0)	pts
Catastrophes	35.0	8.3	pts	1.1	0.2	pts	36.1	8.5	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total	$(18.2)	(0.5)	pts	$13.4	2.9	pts	$(4.8)	2.4	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional (a)	$752.5	55.5%		$(11.4)	-0.8%		$741.1	54.7%
Catastrophes	435.5	32.2%		11.3	0.8%		446.8	33.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$1,188.0	87.7%		$(0.1)	0.0%		$1,187.9	87.7%

2010
Attritional (a)	$831.4	62.9%		$(5.2)	-0.4%		$826.2	62.5%
Catastrophes	246.6	18.6%		(4.1)	-0.3%		242.5	18.3%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$1,077.9	81.5%		$(9.3)	-0.7%		$1,068.7	80.8%

Variance 2011/2010
Attritional (a)	$(78.9)	(7.4)	pts	$(6.2)	(0.4)	pts	$(85.1)	(7.8)	pts
Catastrophes	188.9	13.6	pts	15.4	1.1	pts	204.3	14.7	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total	$110.1	6.2	pts	$9.2	0.7	pts	$119.3	6.9	pts

(a) Attritional losses exclude catastrophe and Asbestos and Environmental ("A&E") losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by $4.8 million, or 1.5%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  Current year attritional losses decreased $53.2 million, or 8.8 points, primarily due to changes in the mix of business, but also due to the impact of the change in cessions under the affiliated quota share agreement.  The decrease in attritional losses was partially offset by the increase in current year catastrophe losses of $35.0 million, primarily due to Hurricane Irene and increased loss estimates on the first quarter earthquakes in Japan and New Zealand.

Incurred losses and LAE increased by $119.3 million, or 11.2%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  Catastrophe losses increased $204.3 million (14.7 points), period over period, primarily due to losses from the Japan and New Zealand earthquakes, Australia floods and U.S. storms.  Partially offsetting the catastrophe increase was the decrease in attritional losses of $85.1 million, primarily due to changes in the mix of business, but also due to the impact of the change in cessions under the affiliated quota share agreement.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees decreased by $10.6 million, or 13.0%, for the three months ended September 30, 2011 compared to the same period in 2010.  Commission, brokerage, taxes and fees increased by $2.2 million, or 0.9%, for the nine months ended September 30, 2011 compared to the same period in 2010.  The variances were primarily the result of fluctuations in premiums earned, changes in mix of business and a change in the affiliated quota share agreement.  Commissions, as a percentage of earned premium, are down for both the quarter and the year driven by a shift in the mix of reinsurance business from proportional to excess of loss, with the latter generally having lower commission rates, as well as a higher level of reinstatement premiums, which are booked without commissions.  Also driving the lower commission ratio, period over period, is the change in distribution on the insurance book, with a greater proportion of the business being accessed directly rather than through managing general agents.

Other Underwriting Expenses.  Other underwriting expenses were $42.7 million and $37.2 million for the three months ended September 30, 2011 and 2010, respectively and $120.1 million and $105.3 million for the nine months ended September 30, 2011 and 2010, respectively.  The increases were primarily attributable to expenses of Heartland, which was acquired in January 2011.

Corporate Expenses.  Corporate expenses, which are expenses that are not allocated to segments, were $1.1 million and $1.5 million for the three months ended September 30, 2011 and 2010, respectively, and $3.5 million and $5.2 million for the nine months ended September 30, 2011 and 2010, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $12.7 million and $12.8 million for the three months ended September 30, 2011 and 2010, respectively, and $38.1 million and $41.9 million for the nine months ended September 30, 2011 and 2010, respectively.  The decrease for the nine month period was primarily due to the maturing of debt in March, 2010.

Income Tax Expense (Benefit).  We had an income tax benefit of $116.5 million and $123.8 million for the three and nine months ended September 30, 2011, respectively.  We had an income tax expense of $66.9 million and $40.6 million for the three and nine months ended September 30, 2010, respectively.  Our income tax is primarily a function of the statutory tax rates coupled with the impact from tax-preferenced investment income.  Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income.

In addition, due to the timing and size of realized losses during the third quarter of 2011, we were unable to reliably estimate the annual effective tax rate for 2011 as small changes to the assumptions underlying our full year projections produce large changes in the annual effective tax rate.  As a result, the tax benefit for the nine months ended September 30, 2011 was calculated on a discrete basis using the actual effective tax rate.  The tax benefit for the three months ended September 30, 2011 reflects the difference between the year-to-date discrete basis and the annual effective tax rate used through June 30, 2011.  In 2010, we applied the effective tax rate method for all interim periods.

Net Income (Loss).
Our net income was $0.3 million and $168.7 million for the three months ended September 30, 2011 and 2010, respectively.  We had a net loss of $88.5 million and a net income of $140.6 million for the nine months ended September 30, 2011 and 2010, respectively. The variances were primarily driven by higher catastrophe losses in 2011 in addition to the other components discussed above.

Ratios.
Our combined ratio increased by 2.6 points to 98.4% for the three months ended September 30, 2011 compared to 95.8% for the same period in 2010, and increased by 7.5 points to 114.3% for the nine months ended September 30, 2011 compared to 106.8% for the same period in 2010.  The loss ratio component increased by 2.4 points and by 6.9 points for the three and nine months ended September 30, 2011, respectively, over the same periods last year, primarily driven by increased catastrophe losses.  The commission and brokerage expense ratio decreased by 1.5 points to 16.0% for the three months ended September 30, 2011 compared to 17.5% for the three months ended September 30, 2010, and decreased slightly to 17.7% for the nine months ended September 30, 2011 compared to 18.0% for the nine months ended September 30, 2010.  The other underwriting expense ratio component increased slightly for both the three and nine months ended September 30, 2011 compared to the same periods last year due to the mix of business, primarily due to the acquisition of Heartland.

Stockholder's Equity.
Stockholder's equity decreased by $44.4 million to $3,083.4 million at September 30, 2011 from $3,127.7 million at December 31, 2010, principally as a result of $88.5 million of net loss, partially offset by $32.3 million of unrealized appreciation on investments, net of tax, $4.9 million of share-based compensation transactions and $4.7 million of foreign currency translation adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income increased 5.5% to $78.3 million for the three months ended September 30, 2011 compared to $74.2 million for the three months ended September 30, 2010, and increased 0.5% to $249.9 million for the nine months ended September 30, 2011 compared to $248.7 million for the nine months ended September 30, 2010.  These increases, period over period, were primarily due to an increase in income from our equity securities and higher income from our limited partnership investments.  These increases were partially offset by a decline in income from our fixed maturities, reflective of reducing our municipal bond exposure and declining reinvestment rates.  Proceeds from reducing this portfolio were used to expand our public equity portfolio.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2011	2010	2011	2010
Fixed maturities	$58.2	$69.9	$178.0	$219.3
Equity securities	8.7	2.5	20.4	7.5
Short-term investments and cash	0.3	0.1	0.9	0.3
Other invested assets
Limited partnerships	12.4	1.1	44.8	19.4
Dividends from Parent's shares	4.7	4.0	14.0	9.6
Other	(1.5)	0.2	3.2	0.9
Total gross investment income	82.8	77.7	261.2	256.9
Interest debited (credited) and other expense	(4.5)	(3.5)	(11.3)	(8.2)
Total net investment income	$78.3	$74.2	$249.9	$248.7
(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	September 30,	December 31,
	2011	2010
Imbedded pre-tax yield of cash and invested assets	3.5%	3.6%
Imbedded after-tax yield of cash and invested assets	2.7%	2.8%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Annualized pre-tax yield on average cash and invested assets	3.9%	3.7%	4.1%	4.2%
Annualized after-tax yield on average cash and invested assets	2.9%	3.0%	3.2%	3.4%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2011	2010	Variance	2011	2010	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$11.4	$0.2	$11.2	$28.2	$7.2	$21.0
Losses	(8.6)	(4.8)	(3.8)	(43.7)	(11.0)	(32.7)
Total	2.7	(4.6)	7.3	(15.6)	(3.8)	(11.8)

Fixed maturity securities, fair value
Gains	0.2	0.5	(0.3)	1.0	0.8	0.2
Losses	(0.3)	-	(0.3)	(2.0)	-	(2.0)
Total	(0.1)	0.5	(0.6)	(1.0)	0.8	(1.8)

Equity securities, market value
Gains	-	-	-	0.2	-	0.2
Losses	-	-	-	(0.2)	-	(0.2)
Total	-	-	-	-	-	-

Equity securities, fair value
Gains	6.0	1.0	5.0	8.9	4.6	4.3
Losses	(5.4)	(0.1)	(5.3)	(6.6)	(4.7)	(1.9)
Total	0.6	1.0	(0.4)	2.3	-	2.3

Total net realized gains (losses) from sales
Gains	17.6	1.7	15.9	38.3	12.6	25.7
Losses	(14.3)	(4.9)	(9.4)	(52.5)	(15.7)	(36.8)
Total	3.3	(3.2)	6.5	(14.2)	(3.1)	(11.1)

Other-than-temporary impairments:	(0.9)	(2.0)	1.1	(14.5)	(2.0)	(12.5)

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	(5.0)	3.3	(8.3)	(8.5)	3.8	(12.3)
Equity securities, fair value	(153.4)	34.9	(188.3)	(115.3)	18.1	(133.4)
Other invested assets, fair value	(23.1)	126.6	(149.7)	(54.2)	42.0	(96.2)
Total	(181.5)	164.8	(346.3)	(178.0)	63.9	(241.9)

Total net realized capital gains (losses)	$(179.0)	$159.6	$(338.6)	$(206.7)	$58.8	$(265.5)

(Some amounts may not reconcile due to rounding.)

Net realized capital losses were $179.0 million for the three months ended September 30, 2011 compared to net realized capital gains of $159.6 million for the three months ended September 30, 2010.  For the three months ended September 30, 2011, we recorded $181.5 million of losses due to fair value re-measurements on fixed maturity and equity securities and other invested assets and $0.9 million of other-than-temporary impairments on fixed maturity securities, partially offset by $3.3 million of net realized capital gains from sales of fixed maturity and equity securities.  For the three months ended September 30, 2010, we recorded $164.8 million in gains due to fair value re-measurements on fixed maturity and equity securities and other invested assets, partially offset by $3.2 million of net realized capital losses from sales of fixed maturity and equity securities and $2.0 million of other-than-temporary impairments on fixed maturity securities.

Net realized capital losses were $206.7 million for the nine months ended September 30, 2011 compared to net realized capital gains of $58.8 million for the nine months ended September 30, 2010.  For the nine months ended September 30, 2011, we recorded $178.0 million of losses due to fair value re-measurements on fixed maturity and equity securities and other invested assets, $14.5 million of other-than-temporary impairments on fixed maturity securities and $14.2 million of net realized capital losses from sales of fixed maturity and equity securities.  The net realized losses included the impact of selling part of our municipal bond portfolio as credit concerns arose in this market sector.  For the nine months ended September 30, 2010, we recorded $63.9 million in gains due to fair value re-measurements on fixed maturity and equity securities and other invested assets, partially offset by $3.1 million of net realized capital losses from sales of fixed maturity and equity securities and $2.0 million of other-than-temporary impairments on fixed maturity securities.

Segment Results.
During the quarter ended September 30, 2011, the Company realigned its reporting segments to reflect recent changes in the type and volume of business written. The Company previously reported the results of Marine & Aviation, Surety, A&H Reinsurance and A&H Primary operations as a separate segment—Specialty Underwriting.  The A&H primary business, which is a relatively new line of business for the Company, has increased significantly, representing approximately 2% of premiums earned and is projected to continue to grow.  The A&H primary business is better aligned with the Insurance reporting segment based on the similarities of this business with that of those businesses already reflected in the Insurance segment.  The other operating units included in the Specialty Underwriting segment would have encompassed approximately 6% of the Company’s premiums earned and their volume is projected to remain approximately 6%.  As a result of the size of these remaining operating units and their similarity to the business reported within U.S. Reinsurance, they have been reclassified to the U.S. Reinsurance segment.  There has been no change to the International reporting segment.  The Company has restated all segment information for prior years to conform to the new reporting segment structure.

The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and A&H business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The Insurance operation writes property and casualty insurance, including medical stop loss insurance, directly and through general agents, brokers and surplus lines brokers within the U.S. and Canada.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and through offices in Brazil, Miami and New Jersey.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2011	2010	Variance	% Change	2011	2010	Variance	% Change
Gross written premiums	$360.8	$435.2	$(74.4)	-17.1%	$947.2	$1,076.6	$(129.5)	-12.0%
Net written premiums	167.5	238.5	(71.1)	-29.8%	486.0	591.1	(105.1)	-17.8%

Premiums earned	$167.5	$195.7	$(28.1)	-14.4%	$512.1	$562.0	$(49.9)	-8.9%
Incurred losses and LAE	97.2	109.1	(11.9)	-10.9%	371.6	344.0	27.6	8.0%
Commission and brokerage	23.3	32.4	(9.1)	-28.2%	106.1	112.8	(6.7)	-5.9%
Other underwriting expenses	10.8	11.1	(0.2)	-2.1%	30.6	32.6	(2.0)	-6.1%
Underwriting gain (loss)	$36.2	$43.1	$(6.9)	-16.0%	$3.7	$72.5	$(68.8)	-94.9%

				Point Chg				Point Chg
Loss ratio	58.0%	55.7%		2.3	72.6%	61.2%		11.4
Commission and brokerage ratio	13.9%	16.6%		(2.7)	20.7%	20.1%		0.6
Other underwriting expense ratio	6.5%	5.7%		0.8	6.0%	5.8%		0.2
Combined ratio	78.4%	78.0%		0.4	99.3%	87.1%		12.2

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 17.1% to $360.8 million for the three months ended September 30, 2011 from $435.2 million for the three months ended September 30, 2010, primarily due to non-renewed business in treaty property, treaty casualty, accident and health and crop lines of business.  Net written premiums decreased 29.8% to $167.5 million for the three months ended September 30, 2011 compared to $238.5 million for the three months ended September 30, 2010, primarily due to the decrease in gross written premiums and a higher percentage of premium ceded under the affiliated quota share agreement.  Premiums earned decreased 14.4% to $167.5 million for the three months ended September 30, 2011 compared to $195.7 million for the three months ended September 30, 2010.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 12.0% to $947.2 million for the nine months ended September 30, 2011 from $1,076.6 million for the nine months ended September 30, 2010, primarily due to non-renewed quota share business in treaty property, treaty casualty and crop as well reduced premium for accident and health and marine business, partially offset by a $9.6 million increase in reinstatement premiums due to catastrophe loss activity.  Net written premiums decreased 17.8% to $486.0 million for the nine months ended September 30, 2011 compared to $591.1 million for the nine months ended September 30, 2010, primarily due to the decrease in gross written premiums and a higher percentage of premium ceded under the affiliated quota share agreement.  Premiums earned decreased 8.9% to $512.1 million for the nine months ended September 30, 2011 compared to $562.0 million for the nine months ended September 30, 2010.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$82.7	49.3%		$(3.5)	-2.1%		$79.2	47.2%
Catastrophes	16.7	10.0%		1.3	0.8%		18.0	10.8%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$99.4	59.3%		$(2.2)	-1.3%		$97.2	58.0%

2010
Attritional	$113.5	58.0%		$(1.9)	-1.0%		$111.6	57.0%
Catastrophes	(2.7)	-1.4%		0.1	0.1%		(2.6)	-1.3%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$110.8	56.6%		$(1.8)	-0.9%		$109.1	55.7%

Variance 2011/2010
Attritional	$(30.8)	(8.7)	pts	$(1.6)	(1.1)	pts	$(32.4)	(9.8)	pts
Catastrophes	19.4	11.4	pts	1.2	0.7	pts	20.6	12.1	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$(11.4)	2.7	pts	$(0.4)	(0.4)	pts	$(11.9)	2.3	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$262.4	51.3%		$(4.0)	-0.8%		$258.4	50.5%
Catastrophes	102.4	20.0%		10.9	2.1%		113.3	22.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$364.8	71.3%		$6.9	1.3%		$371.6	72.6%

2010
Attritional	$326.0	58.0%		$4.1	0.7%		$330.1	58.7%
Catastrophes	10.1	1.8%		3.8	0.7%		13.9	2.5%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$336.1	59.8%		$7.9	1.4%		$344.0	61.2%

Variance 2011/2010
Attritional	$(63.6)	(6.7)	pts	$(8.1)	(1.5)	pts	$(71.7)	(8.2)	pts
Catastrophes	92.3	18.2	pts	7.1	1.4	pts	99.4	19.6	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$28.7	11.5	pts	$(1.0)	(0.1)	pts	$27.6	11.4	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses were $11.9 million lower at $97.2 million for the three months ended September 30, 2011 compared to $109.1 million for the three months ended September 30, 2010, primarily as a result of the $30.8 million (8.7 points) decrease in current year attritional losses, primarily due to a combination of lower earned premiums and a change in the mix of business.  Partially offsetting these decreases, the current year catastrophe losses increased $19.4 million (11.4 points), largely due to Hurricane Irene and the development on the current year Japan and New Zealand earthquakes.

Incurred losses were $27.6 million (11.4 points) higher at $371.6 million for the nine months ended September 30, 2011 compared to $344.0 million for the nine months ended September 30, 2010, primarily as a result of the $92.3 million (18.2 points) increase in current year catastrophe losses, largely due to the Japan and New Zealand earthquakes, U.S. Midwest tornadoes and Hurricane Irene, and the $7.1 million (1.4 points) increase in prior year catastrophe losses, largely due to the Chile earthquake. Partially offsetting these increases, the current year attritional losses decreased $63.6 million (6.7 points), primarily due to a shift in the mix of business, with a higher level of catastrophe excess of loss business in the current year, which carries a lower attritional loss ratio, coupled with a significant reduction in pro rata property business, which further reduces the current year attritional loss ratio.

Segment Expenses. Commission and brokerage expenses decreased 28.2% to $23.3 million for the three months ended September 30, 2011 compared to $32.4 million for the three months ended September 30, 2010.  Commission and brokerage expenses decreased 5.9% to $106.1 million for the nine months ended September 30, 2011 compared to $112.8 million for the nine months ended September 30, 2010.  These variances were primarily due to the changes in premiums earned and the mix of business with varying commission rates.

Segment other underwriting expenses decreased slightly to $10.8 million for the three months ended September 30, 2011 compared to $11.1 million for the same period in 2010.  Segment other underwriting expenses decreased to $30.6 million for the nine months ended September 30, 2011 compared to $32.6 million for the same period in 2010.  These variances were due to reduced operating costs for the segment.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2011	2010	Variance	% Change	2011	2010	Variance	% Change
Gross written premiums	$236.3	$214.7	$21.6	10.1%	$750.3	$650.4	$99.8	15.3%
Net written premiums	114.3	90.9	23.4	25.7%	366.2	275.7	90.6	32.9%

Premiums earned	$124.3	$105.7	$18.6	17.6%	$362.2	$294.5	$67.7	23.0%
Incurred losses and LAE	120.3	99.5	20.9	21.0%	302.0	245.7	56.4	22.9%
Commission and brokerage	11.9	10.7	1.1	10.5%	27.8	18.7	9.1	48.6%
Other underwriting expenses	24.3	19.5	4.8	24.8%	68.6	52.3	16.3	31.1%
Underwriting gain (loss)	$(32.2)	$(24.0)	$(8.2)	34.3%	$(36.2)	$(22.2)	$(14.0)	62.9%

				Point Chg				Point Chg
Loss ratio	96.8%	94.1%		2.7	83.4%	83.4%		-
Commission and brokerage ratio	9.5%	10.2%		(0.7)	7.7%	6.3%		1.4
Other underwriting expense ratio	19.6%	18.4%		1.2	18.9%	17.8%		1.1
Combined ratio	125.9%	122.7%		3.2	110.0%	107.5%		2.5

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 10.1% to $236.3 million for the three months ended September 30, 2011 compared to $214.7 million for the three months ended September 30, 2010.  This increase was due to strategic portfolio changes with growth in short-tail business, primarily driven by the acquisition of Heartland, which provided $44.8 million of new crop insurance premium in the current quarter and $14.0 million growth in A&H primary business, partially offset by the planned reduction of a large casualty program.  Net written premiums increased 25.7% to $114.3 million for the three months ended September 30, 2011 compared to $90.9 million for the same period in 2010 due to higher gross premiums and reduced levels of ceded reinsurance primarily related to the reduced casualty program.  Premiums earned increased 17.6% to $124.3 million for the three months ended September 30, 2011 compared to $105.7 million for the three months ended September 30, 2010.  The change in premiums earned is relatively consistent with the increase in net written premium.

Gross written premiums increased by 15.3% to $750.3 million for the nine months ended September 30, 2011 compared to $650.4 million for the nine months ended September 30, 2010.  This increase was due to strategic portfolio changes with growth in short-tail business, primarily driven by the acquisition of Heartland, which provided $122.3 million of new crop insurance premium in 2011 and $44.8 million growth in A&H primary business, partially offset by the reduction of a large casualty program.  Net written premiums increased 32.9% to $366.2 million for the nine months ended September 30, 2011 compared to $275.7 million for the same period in 2010 due to higher gross premiums and reduced levels of ceded reinsurance.  Premiums earned increased 23.0% to $362.2 million for the nine months ended September 30, 2011 compared to $294.5 million for the nine months ended September 30, 2010.  The change in premiums earned is relatively consistent with the increase in net written premium.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$100.9	81.1%		$18.0	14.5%		$118.9	95.6%
Catastrophes	1.4	1.2%		-	0.0%		1.4	1.2%
Total segment	$102.3	82.3%		$18.0	14.5%		$120.3	96.8%

2010
Attritional	$89.7	84.9%		$9.8	9.2%		$99.5	94.1%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$89.7	84.9%		$9.8	9.2%		$99.5	94.1%

Variance 2011/2010
Attritional	$11.2	(3.8)	pts	$8.2	5.3	pts	$19.4	1.5	pts
Catastrophes	1.4	1.2	pts	-	-	pts	1.4	1.2	pts
Total segment	$12.6	(2.6)	pts	$8.2	5.3	pts	$20.9	2.7	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$287.9	79.4%		$12.5	3.5%		$300.4	82.9%
Catastrophes	1.4	0.4%		0.2	0.1%		1.6	0.5%
Total segment	$289.3	79.8%		$12.7	3.6%		$302.0	83.4%

2010
Attritional	$235.9	80.1%		$9.7	3.3%		$245.7	83.4%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$235.9	80.1%		$9.7	3.3%		$245.7	83.4%

Variance 2011/2010
Attritional	$52.0	(0.7)	pts	$2.8	0.2	pts	$54.7	(0.5)	pts
Catastrophes	1.4	0.4	pts	0.2	0.1	pts	1.6	0.5	pts
Total segment	$53.4	(0.3)	pts	$3.0	0.3	pts	$56.4	-	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by $20.9 million, or 21.0%, to $120.3 million for the three months ended September 30, 2011 compared to $99.5 million for the three months ended September 30, 2010.  This increase was primarily due to an increase of $11.2 million (3.8 points) in current year attritional losses primarily due to higher net premiums earned and an increase in prior years’ losses of $8.2 million (5.3 points) attributable to development on excess casualty and California workers’ compensation reserves.

Incurred losses and LAE increased by $56.4 million, or 22.9%, to $302.0 million for the nine months ended September 30, 2011 compared to $245.7 million for the nine months ended September 30, 2010.  This increase was primarily due to an increase of $52.0 million (0.7 points) in current year attritional losses primarily due to higher net premiums earned and an increase in prior years’ losses of $3.0 million (0.3 points) primarily attributable to development on excess casualty and California workers’ compensation.

Segment Expenses. Commission and brokerage expenses increased to $11.9 million for the three months ended September 30, 2011 compared to $10.7 million for the three months ended September 30, 2010.  Commission and brokerage expenses increased to $27.8 million for the nine months ended September 30, 2011 compared to $18.7 million for the nine months ended September 30, 2010.  These increases were primarily the result of an increase in net premiums earned and changes in distribution and the mix of business.

Segment other underwriting expenses for the three months ended September 30, 2011 increased to $24.3 million from $19.5 million for the three months ended September 30, 2010.  Segment other underwriting expenses for the nine months ended September 30, 2011 increased to $68.6 million from $52.3 million for the nine months ended September 30, 2010.  These increases were primarily due to the expenses of the newly acquired Heartland.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2011	2010	Variance	% Change	2011	2010	Variance	% Change
Gross written premiums	$326.1	$323.7	$2.3	0.7%	$923.6	$906.1	$17.6	1.9%
Net written premiums	158.0	168.4	(10.4)	-6.2%	457.7	479.7	(22.0)	-4.6%

Premiums earned	$151.1	$163.9	$(12.9)	-7.9%	$480.0	$465.7	$14.3	3.1%
Incurred losses and LAE	104.6	118.4	(13.8)	-11.7%	514.3	479.0	35.3	7.4%
Commission and brokerage	35.7	38.3	(2.6)	-6.8%	105.8	106.0	(0.3)	-0.2%
Other underwriting expenses	7.5	6.7	0.9	13.1%	20.9	20.4	0.6	2.8%
Underwriting gain (loss)	$3.2	$0.6	$2.7	NM	$(161.0)	$(139.6)	$(21.3)	15.3%

				Point Chg				Point Chg
Loss ratio	69.2%	72.2%		(3.0)	107.1%	102.8%		4.3
Commission and brokerage ratio	23.6%	23.4%		0.2	22.0%	22.8%		(0.8)
Other underwriting expense ratio	5.1%	4.0%		1.1	4.4%	4.4%		-
Combined ratio	97.9%	99.6%		(1.7)	133.5%	130.0%		3.5

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 0.7% to $326.1 million for the three months ended September 30, 2011 compared to $323.7 million for the three months ended September 30, 2010, due to an increase in premiums written through Canada, $11.2 million; and Asia, $8.4 million; partially offset by a $17.5 million net decrease in business written in the Latin America, South America, Middle East, and Africa regions. The increases were primarily due to generally higher rate levels on retained business and favorable foreign exchange impact of $11.3 million, partially offset by non-renewed business in certain catastrophe exposed territories that have not responded to the recent elevation in catastrophe loss activity.  Net written premiums decreased by 6.2% to $158.0 million for the three months ended September 30, 2011 compared to $168.4 million for the three months ended September 30, 2010, principally as a result of the change in the affiliated quota share agreement.  Premiums earned decreased by 7.9% to $151.1 million for the three months ended September 30, 2011 compared to $163.9 million for the three months ended September 30, 2010.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 1.9% to $923.6 million for the nine months ended September 30, 2011 compared to $906.1 million for the nine months ended September 30, 2010, due to a net increase of $9.2 million in premiums written in Canada, $5.3 million in the Latin America, South America, Middle East, and Africa regions and $2.9 million in Asia.  The increase in gross written premiums included a net favorable foreign exchange impact of $33.4 million.  Growth from increased rate levels, particularly in regions recently affected by catastrophe losses, and from the impact of foreign exchange were partially offset by non-renewed business which did not meet our current pricing targets.  Net written premiums decreased by 4.6% to $457.7 million for the nine months ended September 30, 2011 compared to $479.7 million for the nine months ended September 30, 2010, primarily due to the change in our affiliated quota share agreement.  Premiums earned increased by 3.1% to $480.0 million for the nine months ended September 30, 2011 compared to $465.7 million for the nine months ended September 30, 2010.   The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$60.8	40.2%		$(7.9)	-5.2%		$52.9	35.0%
Catastrophes	52.3	34.6%		(0.7)	-0.4%		51.7	34.2%
Total segment	$113.1	74.8%		$(8.6)	-5.6%		$104.6	69.2%

2010
Attritional	$94.4	57.6%		$(13.5)	-8.3%		$80.8	49.3%
Catastrophes	38.2	23.3%		(0.7)	-0.4%		37.5	22.9%
Total segment	$132.6	80.9%		$(14.2)	-8.7%		$118.4	72.2%

Variance 2011/2010
Attritional	$(33.6)	(17.4)	pts	$5.6	3.1	pts	$(27.9)	(14.3)	pts
Catastrophes	14.1	11.3	pts	-	-	pts	14.2	11.3	pts
Total segment	$(19.5)	(6.1)	pts	$5.6	3.1	pts	$(13.8)	(3.0)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$202.3	42.1%		$(19.9)	-4.1%		$182.4	38.0%
Catastrophes	331.7	69.1%		0.2	0.0%		331.9	69.1%
Total segment	$534.0	111.2%		$(19.7)	-4.1%		$514.3	107.1%

2010
Attritional	$269.4	57.8%		$(19.0)	-4.1%		$250.4	53.8%
Catastrophes	236.4	50.8%		(7.9)	-1.7%		228.6	49.1%
Total segment	$505.9	108.6%		$(26.9)	-5.8%		$479.0	102.8%

Variance 2011/2010
Attritional	$(67.1)	(15.7)	pts	$(0.9)	-	pts	$(68.0)	(15.8)	pts
Catastrophes	95.3	18.3	pts	8.1	1.7	pts	103.3	20.0	pts
Total segment	$28.1	2.6	pts	$7.2	1.7	pts	$35.3	4.3	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased 11.7% to $104.6 million for the three months ended September 30, 2011 compared to $118.4 million for the three months ended September 30, 2010.  The decrease was principally due to a $33.6 million (17.4 points) decrease in current year attritional losses.  Partially offsetting the attritional losses were current year catastrophes losses which increased $14.1 million (11.3 points) primarily due to the Japan earthquake.

Incurred losses and LAE increased 7.4% to $514.3 million for the nine months ended September 30, 2011 compared to $479.0 million for the nine months ended September 30, 2010.  The increase was principally due to a $95.3 million (18.3 points) increase in current year catastrophes (Japan and New Zealand earthquakes, the Australia floods, and the wildfire loss in Alberta, Canada), compared to the 2010 reported catastrophe losses (Chile earthquake and Australia hailstorms).  The current year attritional loss ratio decreased to 42.1% for the nine months ended September 30, 2011 from 57.8% for the nine months ended September 30, 2010, primarily due to a shift in the mix of business with a lower level of quota share business, which generally carries a higher loss ratio, in addition to the impact of changes in the affiliated quota share agreement.

Segment Expenses. Commission and brokerage expenses decreased 6.8% to $35.7 million for the three months ended September 30, 2011 compared to $38.3 million for the three months ended September 30, 2010.  Commission and brokerage expenses decreased 0.2% to $105.8 million for the nine months ended September 30, 2011 compared to $106.0 million for the nine months ended September 30, 2010.  These variances were due to the changes in premiums and the mix of business.

Segment other underwriting expenses increased to $7.5 million for the three months ended September 30, 2011 compared to $6.7 million for the three months ended September 30, 2010.  Segment other underwriting expenses increased to $20.9 million for the nine months ended September 30, 2011 compared to $20.4 million for the nine months ended September 30, 2010.

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

Interest Rate Risk.  Our $8.3 billion investment portfolio, at September 30, 2011, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $479.2 million of mortgage-backed securities in the $5,190.7 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $535.9 million of short-term investments) for the periods indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates for mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At September 30, 2011
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$6,030.8	$5,883.2	$5,726.6	$5,553.3	$5,375.1
Market/Fair Value Change from Base (%)	5.3%	2.7%	0.0%	-3.0%	-6.1%
Change in Unrealized Appreciation
After-tax from Base ($)	$197.7	$101.8	$-	$(112.6)	$(228.5)

We had $8,165.3 million and $7,652.3 million of gross reserves for losses and LAE as of September 30, 2011 and December 31, 2010, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At September 30, 2011
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$879.6	$989.5	$1,099.5	$1,209.4	$1,319.4
After-tax Change in Fair/Market Value	(142.9)	(71.5)	-	71.5	142.9

Foreign Exchange Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Singapore and Canadian Dollars, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of September 30, 2011, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2010.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company’s rights and obligations under insurance and reinsurance agreements.  In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it.  In other matters, the Company is resisting attempts by others to collect funds or enforce alleged rights.  These disputes arise from time to time and are ultimately resolved through both informal and formal means, including negotiated resolution, arbitration and litigation.  In all such matters, the Company believes that its positions are legally and commercially reasonable.  The Company considers the statuses of these proceedings when determining its reserves for unpaid loss and loss adjustment expenses.

Aside from litigation and arbitrations related to these insurance and reinsurance agreements, the Company is not a party to any other material litigation or arbitration.

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

Dated: November 14, 2011