Form 10-K
period 2011-12-31
EVEREST REINSURANCE HOLDINGS INC
filed 2012-03-30
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011

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

The aggregate market value on June 30, 2011, the last business day of the registrant’s most recently completed second quarter, of the voting stock held by non-affiliates of the registrant was zero.

At March 15, 2012, the number of shares outstanding of the registrant common shares was 1,000, all of which are owned by Everest Underwriting Group (Ireland) Limited, a wholly-owned direct subsidiary of Everest Re Group, Ltd.

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

The Company’s principal business, conducted through its operating segments, is the underwriting of reinsurance and insurance in the U.S. and international markets. The Company had gross written premiums, in 2011, of $3.6 billion, with approximately 73% representing reinsurance and 27% representing insurance.  Stockholder’s equity at December 31, 2011 was $2.9 billion. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company’s preferred reinsurance purchasing method.  The Company underwrites insurance principally through general agent relationships, brokers and surplus lines brokers.  Holdings’ active operating subsidiaries, excluding Mt. McKinley Insurance Company (“Mt. McKinley”), which is in runoff, are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.

Following is a summary of the Company’s operating subsidiaries:

•
Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states, the District of Columbia and Puerto Rico and is authorized to conduct reinsurance business in Canada, Singapore and Brazil. Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets.  Everest Re has engaged in reinsurance transactions with Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”) and Everest International Reinsurance, Ltd. (“Everest International”), affiliates, primarily driven by enterprise risk and capital management considerations under which business is ceded at market rates and terms (“the affiliated quota share agreement”).  At December 31, 2011 Everest Re had statutory surplus of $2.3 billion.

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

•
Everest Insurance Company of Canada (“Everest Canada”), a Canadian insurance company and former direct subsidiary of Everest Re, is licensed to write property and casualty insurance in all Canadian provinces.  During the fourth quarter of 2011, Everest Re sold Everest Canada to an affiliated company, Holdings Ireland.

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

Business Strategy.
The Company’s business strategy is to sustain its leadership position within targeted reinsurance and insurance markets, provide effective management throughout the property and casualty underwriting cycle and thereby achieve an attractive return for its stockholder.  The Company’s underwriting strategies seek to capitalize on its i) financial strength and capacity, ii) global franchise, iii) stable and experienced management team, iv) diversified product and distribution offerings, v) underwriting expertise and disciplined approach, vi) efficient and low-cost operating structure and vii) effective enterprise risk management practices.

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

Capital Transactions.
The Company’s business operations are in part dependent on its financial strength and financial strength ratings, and the market’s perception of its financial strength.  The Company’s stockholder’s equity was $2,941.4 million and $3,127.7 million at December 31, 2011 and 2010, respectively. The Company possesses significant financial flexibility with access to the debt markets and, through its ultimate parent, equity markets, as a result of its perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.  The Company’s capital position remains strong, commensurate with its financial ratings and the Company has ample liquidity to meet its financial obligations for the foreseeable future.

On October 14, 2011. Group and Holdings renewed the shelf registration statement on Form S-3ASR with the SEC, as a Well Known Seasoned Issuer.  This shelf registration statement can be used by Group to register common shares, preferred shares, debt securities, warrants, share purchase contracts and share purchase units; by Holdings to register debt securities and by Everest Re Capital Trust III (“Capital Trust III”) to register trust preferred securities.

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

Financial Strength Ratings.
The following table shows the current financial strength ratings of the Company’s operating subsidiaries as reported by A.M. Best, Standard & Poor’s Financial Services, LLC (“Standard & Poor’s”) and Moody’s Investors Services, Inc. (“Moody’s”).  These ratings are based upon factors of concern to policyholders and should not be considered an indication of the degree or lack of risk involved in a direct or indirect equity investment in an insurance or reinsurance company.

All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies.  The ratings presented in the following table were in effect as of February 28, 2012.

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

A.M. Best states that the “A+” (“Superior”) rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing insurance policy and contract obligations based on A.M. Best’s comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile.  Standard & Poor’s states that the “A+” rating is assigned to those insurance companies which, in its opinion, have strong financial security characteristics with respect to their ability to pay under its insurance policies and contracts in accordance with their terms.  Moody’s states that insurance companies rated “Aa” offer excellent financial security.  Together with the “Aaa” rated companies, “Aa” rated companies constitute what are generally known as high-grade companies, with “Aa” rated companies generally having somewhat larger long-term risks. On January 24, 2012, Moody’s affirmed the rating of Everest Re but changed the outlook on the ratings from stable to negative reflecting their opinion of the likely direction of the ratings over the medium term (12 to 18 months). Management will continue to work with Moody’s over this time to address their concerns but it is not possible to predict the potential outcome. Management does not believe that a potential one notch downgrade would have a material adverse affect on the Company’s business.

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

A debt rating of “a-” is assigned by A.M. Best where the issuer, in A.M. Best’s opinion, has a strong ability to meet the terms of the obligation.  A.M. Best assigns a debt rating in the “bbb” range where the issuer, in A.M. Best’s opinion, has adequate ability to meet the terms of the obligation.  Standard & Poor’s assigns a debt rating in the “A” range to issuers that exhibit strong capacity and willingness to meet its financial commitments on obligations as they come due.  A debt rating in the “BBB” range is assigned by Standard & Poor’s where the issuers exhibit adequate protection parameters although adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitment on the obligation.  According to Moody’s, a debt rating of “A3” is assigned to issues that are considered upper-medium-grade obligations and subject to low credit risk.  Obligations rated “Baa1” are subject to moderate credit risk and are considered medium-grade and as such may possess certain speculative characteristics. On January 24, 2012, Moody’s affirmed the ratings of the Company’s debt but changed the outlook on the ratings from stable to negative reflecting their opinion of the potential direction of the ratings over the medium term (12 to 18 months). The Company will continue to work with Moody’s over this time to address their concerns but it is not possible to predict the potential outcome. The Company does not believe that a one notch downgrade would have a material adverse affect on the Company’s business.

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

However, during 2011, the industry experienced significant losses from Australian floods, the New Zealand earthquake, the earthquake and tsunami in Japan, storms in the U.S, and the Thailand floods.  It is too early to determine the impact on market conditions as a result of these events.  While there have been meaningful rate increases for catastrophe coverages in some global catastrophe prone regions, particularly areas impacted by these losses, whether the magnitude of these losses is sufficient to increase rates and improve market conditions for other lines of business remains to be seen.

Overall, the Company believes that current marketplace conditions, particularly for catastrophe coverages, provide profit opportunities for it given its strong ratings, distribution system, reputation and expertise.  The Company continues to employ its strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in its overall portfolio.

Employees.
As of February 1, 2012, the Company employed 634 persons.  Management believes that employee relations are good.  None of the Company’s employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

Available Information.
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge through the Company’s internet website at http://www.everestregroup.com as soon as reasonably practicable after such reports are electronically filed with the SEC.

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

Prolonged and severe disruptions in the public debt and equity markets, such as occurred during 2008, could result in significant realized and unrealized losses in our investment portfolio. For the year ended December 31, 2008, we incurred $489.2 million of realized investment losses and $276.5 million of unrealized investment losses.  Although financial markets have significantly improved since 2008, they could deteriorate in the future.  Such declines in the financial markets could result in significant realized and unrealized losses on investments and could have a material adverse impact on our results of operations, equity, business and insurer financial strength and debt ratings.

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

Calendar year:	Pre-tax catastrophe losses
(Dollars in millions)
2011	$798.4
2010	267.1
2009	23.9
2008	202.4
2007	73.3

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

If our loss reserves are inadequate to meet our actual losses, our net income would be reduced or we could incur a loss.

We are required to maintain reserves to cover our estimated ultimate liability of losses and loss adjustment expenses (“LAE”) for both reported and unreported claims incurred.  These reserves are only estimates of what we believe the settlement and administration of claims will cost based on facts and circumstances known to us.  In setting reserves for our reinsurance liabilities, we rely on claim data supplied by our ceding companies and brokers and we employ actuarial and statistical projections.  The information received from our ceding companies is not always timely or accurate, which can contribute to inaccuracies in our loss projections.  Because of the uncertainties that surround our estimates of loss and LAE reserves, we cannot be certain that ultimate losses and LAE payments will not exceed our estimates.  If our reserves are deficient, we would be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings and a reduction of capital.  By way of illustration, during the past five calendar years, the reserve re-estimation process resulted in a decrease to our pre-tax net income in all of the years:

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2011	$14.8	decrease
2010	62.8	decrease
2009	70.0	decrease
2008	142.0	decrease
2007	275.7	decrease

The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential asbestos and environmental (“A&E”) liabilities.  At year end 2011, 6.0% of our gross reserves were comprised of A&E reserves.  A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage.  Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

The failure to accurately assess underwriting risk and establish adequate premium rates could reduce our net income or result in a net loss.

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

On January 24, 2012, Moody’s affirmed the ratings of Everest Re but changed the outlook on the ratings from stable to negative reflecting their opinion of the likely directions of the ratings over the medium term (12 to 18 months).  We will continue to work with Moody’s over this time to address their concerns but it is not possible to predict the potential outcome.

On March 13, 2009, Standard & Poor’s downgraded its ratings of Everest Re and Everest National one level to “A+”.  It is possible that a further downgrade will occur in the future if we do not continue to meet the evolving criteria expected of our current rating. In that regard, several of the rating agencies are in the process of modifying their approaches to evaluating enterprise risk management and its impact on ratings. Therefore, we cannot predict the outcome of this reassessment or its potential impact upon our ratings.

Consistent with market practice, much of our treaty reinsurance business allows the ceding company to terminate the contract or seek collateralization of our obligations in the event of a rating downgrade below a certain threshold.  The termination provision would generally be triggered if a rating fell below A.M. Best Company’s A- rating level, which is three levels below Everest Re’s current rating of A+. To a lesser extent, Everest Re also has modest exposure to reinsurance contracts that contain provisions for obligatory funding of outstanding liabilities in the event of a rating agency downgrade.  Those provisions would also generally be triggered if Everest Re’s rating fell below A.M. Best’s A- rating level.

The failure of our insureds, intermediaries and reinsurers to satisfy their obligations to us could reduce our income.

In accordance with industry practice, we have uncollateralized receivables from insureds, agents and brokers and/or rely on agents and brokers to process our payments.  We may not be able to collect amounts due from insureds, agents and brokers, resulting in a reduction to net income.

We are subject to credit risk of reinsurers in connection with retrocessional arrangements because the transfer of risk to a reinsurer does not relieve us of our liability to the insured. In addition, reinsurers may be unwilling to pay us even though they are able to do so.  The failure of one or more of our reinsurers to honor their obligations to us in a timely fashion would impact our cash flow and reduce our net income and could cause us to incur a significant loss.

If we are unable or choose not to purchase reinsurance and transfer risk to reinsurers, our net income could be reduced or we could incur a net loss in the event of unusual loss experience.

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

We have entered into affiliated whole account quota share reinsurance agreements for 2002 through 2011 and entered into a new quota share agreement for 2012 with Bermuda Re.  We believe that the terms, conditions and pricing of the quota share agreements reflect arm’s length market conditions.  In addition, we entered into a loss portfolio transfer agreement with Bermuda Re on October 1, 2008.  These affiliated reinsurance arrangements allow us to more effectively leverage our capital, expertise, distribution platform and market presence than our stand alone capital position would otherwise allow.

Percentage of ceded written premiums to gross written premiums	2011	2010	2009	2008	2007

Unaffiliated	5.0%	7.4%	6.0%	6.0%	5.0%
Affiliated	45.8%	41.1%	42.0%	36.2%	29.4%

Our affiliated quota share agreements reflect general reinsurance market terms and conditions and are negotiated on an arms’ length basis. As a result, there can be no assurance that these arrangements will continue beyond 2012. If the quota shares are not renewed, we may have to reduce our premium volume and we may be more exposed to reductions in net income from large losses.

Changes in the availability and cost of reinsurance, which are subject to market conditions that are outside of our control, have reduced to some extent our ability to use reinsurance to tailor the risks we assume on a contract or program basis or to mitigate or balance exposures across our reinsurance operations.  Because we have purchased minimal reinsurance in recent years, our net income could be reduced following a large unreinsured event or adverse overall claims experience.

Our industry is highly competitive and we may not be able to compete successfully in the future.

Our industry is highly competitive and subject to pricing cycles that can be pronounced. We compete globally in the United States and international reinsurance and insurance markets with numerous competitors.  Our competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s.

According to A.M. Best, we rank among the top ten global reinsurance groups, in which more than two-thirds of the market share is concentrated.  The worldwide premium available to the reinsurance market, for both life and non-life business, was estimated to be $190 billion in 2010 according to data compiled by A.M. Best.  The top twenty-five groups in our industry represent just over 85% of these revenues.  The leaders in this market are Munich Re, Swiss Re, Hannover Ruckversicherung AG, Berkshire Hathaway Inc., and syndicates at Lloyd’s.  Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships throughout the industry, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and the potential for securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

We are dependent on our key personnel.

Our success has been, and will continue to be, dependent on our ability to retain the services of existing key executive officers and to attract and retain additional qualified personnel in the future.  The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business.  Generally, we consider key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: Chairman and Chief Executive Officer, Joseph V. Taranto (age 62), and President and Chief Financial Officer, Dominic J. Addesso (age 58).  We currently have employment contracts with Mr. Taranto and Mr. Addesso.  Mr. Taranto’s contract was filed with the SEC and provides for terms of employment ending on December 31, 2012.  Mr. Addesso’s contract was filed with the SEC and provides for terms of employment ending June 30, 2013.

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

We have invested a portion of our investment portfolio in equity securities. The value of these assets fluctuates with changes in the markets. In times of economic weakness, the fair value of these assets may decline, and may negatively impact net income.  We also invest in non-traditional investments which have different risk characteristics than traditional fixed income and equity securities. These alternative investments are comprised primarily of private equity limited partnerships.  The changes in value and investment income/(loss) for these partnerships may be more volatile than over-the-counter securities.

The following table quantifies the portion of our investment portfolio that consists of fixed income securities, equity securities and investments that carry prepayment risk.

	At
(Dollars in millions)	December 31, 2011	% of Total
Mortgage-backed securities
Commercial	$47.9	0.6%
Agency residential	543.4	6.5%
Non-agency residential	24.3	0.3%
Other asset-backed	45.1	0.5%
Total asset-backed	660.7	7.9%
Other fixed income	4,446.3	52.9%
Total fixed income, at market value	5,107.0	60.8%
Fixed maturities, at fair value	113.6	1.4%
Equity securities, at fair value	1,207.1	14.4%
Other invested assets, at market value	379.3	4.5%
Other invested assets, at fair value	817.4	9.7%
Cash and short-term investments	771.9	9.2%
Total investments and cash	$8,396.3	100.0%

(Some amounts may not reconcile due to rounding.)

We may experience foreign currency exchange losses that reduce our net income and capital levels.

Through our international operations, we conduct business in a variety of foreign (non-U.S.) currencies, principally the Euro, the British pound, the Canadian dollar and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our functional currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. In 2011, we wrote approximately 24.5% of our coverages in non-U.S. currencies; as of December 31, 2011, we maintained approximately 17.0% of our investment portfolio in investments denominated in non-U.S. currencies. During 2011, 2010 and 2009, the impact on our quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $23.3 million to a gain of $9.9 million.

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

Such “extraordinary” transactions include declaring dividends from operating subsidiaries that exceed statutory thresholds.  These laws also generally require approval of changes of control of insurance companies.  The application of these laws could affect our liquidity and ability to pay dividends, interest and other payments on securities, as applicable, and could restrict our ability to expand our business operations through acquisitions of new insurance subsidiaries.  We may not have or maintain all required licenses and approvals or fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations.  If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or monetarily penalize us.  These types of actions could have a material adverse effect on our business.  To date, no material fine, penalty or restriction has been imposed on us for failure to comply with any insurance law or regulation.

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

We are a holding company, whose most significant asset consists of the stock of our operating subsidiaries.  As a result, our ability to pay dividends, interest or other payments on our securities in the future will depend on the earnings and cash flows of the operating subsidiaries and the ability of the subsidiaries to pay dividends or to advance or repay funds to us.  This ability is subject to general economic, financial, competitive, regulatory and other factors beyond our control. Payment of dividends and advances and repayments from some of the operating subsidiaries are regulated by U.S., state and foreign insurance laws and regulatory restrictions, including minimum solvency and liquidity thresholds.  Accordingly, the operating subsidiaries may not be able to pay dividends or advance or repay funds to us in the future, which could prevent us from paying dividends, interest or other payments on our securities.

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.              PROPERTIES

Everest Re’s corporate offices are located in approximately 230,500 square feet of leased office space in Liberty Corner, New Jersey.  The Company’s other eleven locations occupy a total of approximately 124,070 square feet, all of which are leased.  Management believes that the above described office space is adequate for its current and anticipated needs.

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

ITEM 4.              MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holder of Common Stock.
As of December 31, 2011, all of the Company’s common stock was owned by Holdings Ireland and was not publicly traded.

Dividend History and Restrictions.
The Company did not pay any dividends in 2011, 2010 and 2009.  The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition, business needs and growth objectives, capital and surplus requirements of its operating subsidiaries, regulatory restrictions, rating agency considerations and other factors.  As an insurance holding company, the Company is dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its stockholder.  The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law.  Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $1.4 billion at December 31, 2011, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner.  During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress.  Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of an insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year.  The maximum amount that is available for the payment of dividends by Everest Re in 2012 without prior regulatory approval is $232.2 million.

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

However, during 2011, the industry experienced significant losses from Australian floods, the New Zealand earthquake, the earthquake and tsunami in Japan, storms in the U.S, and the Thailand floods.  It is too early to determine the impact on market conditions as a result of these events.  While there have been meaningful rate increases for catastrophe coverages in some global catastrophe prone regions, particularly areas impacted by these losses, whether the magnitude of these losses is sufficient to increase rates and improve market conditions for other lines of business remains to be seen.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2011	2010	2009	2011/2010	2010/2009
Gross written premiums	$3,558.5	$3,467.8	$3,334.1	2.6%	4.0%
Net written premiums	1,754.0	1,788.7	1,735.3	-1.9%	3.1%

REVENUES:
Premiums earned	$1,793.9	$1,813.8	$1,785.1	-1.1%	1.6%
Net investment income	312.9	350.3	262.1	-10.7%	33.7%
Net realized capital gains (losses)	(41.1)	65.3	56.9	-163.0%	14.7%
Realized gain on debt repurchase	-	-	78.3	0.0%	-100.0%
Other income (expense)	(11.7)	12.1	0.4	-197.3%	NM
Total revenues	2,053.9	2,241.5	2,182.7	-8.4%	2.7%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,877.6	1,477.5	1,091.7	27.1%	35.3%
Commission, brokerage, taxes and fees	338.7	335.1	344.6	1.1%	-2.8%
Other underwriting expenses	154.3	139.8	142.6	10.4%	-1.9%
Corporate expense	6.1	5.9	7.7	3.5%	-24.0%
Interest, fee and bond issue cost amortization expense	50.8	54.6	70.9	-6.9%	-23.0%
Total claims and expenses	2,427.4	2,012.8	1,657.5	20.6%	21.4%

INCOME (LOSS) BEFORE TAXES	(373.5)	228.8	525.2	NM	-56.4%
Income tax expense (benefit)	(170.7)	(36.6)	129.4	NM	-128.3%
NET INCOME (LOSS)	$(202.8)	$265.4	$395.9	-176.4%	-33.0%

RATIOS:				Point Change
Loss ratio	104.7%	81.5%	61.2%	23.2	20.3
Commission and brokerage ratio	18.9%	18.5%	19.3%	0.4	(0.8)
Other underwriting expense ratio	8.6%	7.6%	7.9%	1.0	(0.3)
Combined ratio	132.2%	107.6%	88.4%	24.6	19.2

	At December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2011	2010	2009	2011/2010	2010/2009
Balance sheet data:
Total investments and cash	$8,396.3	$8,293.9	$8,031.6	1.2%	3.3%
Total assets	14,349.2	13,845.7	13,349.1	3.7%	3.7%
Loss and loss adjustment expense reserves	8,290.6	7,652.3	7,300.1	8.3%	4.8%
Total debt	818.1	868.1	1,018.0	-5.8%	-14.7%
Total liabilities	11,407.8	10,717.9	10,490.3	6.6%	2.2%
Stockholder's equity	2,941.4	3,127.7	2,858.8	-6.0%	9.4%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Revenues.
Premiums.  Gross written premiums increased by $90.8 million, or 2.6%, in 2011 compared to 2010, reflecting a $103.7 million increase in our insurance business, partially offset by a $12.9 million decrease in our reinsurance business.  The year over year increase in insurance premiums was primarily due to the acquisition of Heartland, which provided $169.6 million of new crop insurance business, our recent initiative in primary medical stop loss insurance, which added $54.0 million of premium and improved premium rates on our California workers’ compensation business, partially offset by our reduced participation on a large casualty program.  The decrease in reinsurance premiums was due to the continued reduction in U.S. casualty business, the loss of several large crop reinsurance contracts, as well as the planned reduction of catastrophe exposed business in certain territories, partially offset by higher reinstatement premiums, $24.5 million resulting from catastrophe losses and favorable foreign exchange impact, year over year, of $33.4 million.  Net written premiums decreased by $34.7 million, or 1.9%, in 2011 compared to 2010.  The fluctuations in net written premiums relative to the change in gross written premiums were due to a combination of a higher percentage of premiums ceded under the affiliated quota share agreement and a lower level of ceded reinsurance in the Insurance segment due to the planned reduction in one casualty program.  Premiums earned decreased $20.0 million, or 1.1%, in 2011 compared to 2010.  The change in net premiums earned is relatively consistent with the decline in net written premiums.

Gross written premiums increased by $133.6 million, or 4.0%, in 2010 compared to 2009, reflecting an increase of $110.8 million in our reinsurance business and $22.8 million increase in our insurance business.  The increase in reinsurance premiums was primarily the result of increased writings in our U.S. treaty property and international books of business, driven by a combination of new business, increased participations on renewal contracts, rate increases in select areas and economic and insurance growth in several regions.  The increase in insurance premiums was due to increased writings in professional liability and California workers’ compensation business, partially offset by a reduction in the audit premium accrual for workers’ compensation business.  Net written premiums increased by $53.4 million, or 3.1%, in 2010 compared to 2009.  The fluctuations in net written premiums in comparison to the fluctuations in gross written premiums were primarily attributable to fluctuations in cessions under the affiliated quota share agreement.  Premiums earned increased $28.8 million, or 1.6%, in 2010 compared to 2009.  The change in net premiums earned is relatively consistent with the increase in net written premiums.

Net Investment Income.  Net investment income decreased $37.4 million, or 10.7%, to $312.9 million in 2011 compared with net investment income of $350.3 million in 2010, primarily due to a $58.2 million decline in income from our fixed maturities, reflective of reducing our municipal bond exposures and declining reinvestment rates.  These decreases were partially offset by an increase of $19.5 million in income from equities due to our expanded public equity portfolio and emerging market debt mutual funds.  Net pre-tax investment income, as a percentage of average invested assets, was 3.9% in 2011 compared to 4.4% in 2010.  The variance in this yield was primarily the result of fluctuations in our limited partnership income.

Net investment income increased $88.3 million, or 33.7%, to $350.3 million in 2010, compared with net investment income of $262.1 million in 2009, primarily as a result of a $73.9 million increase in investment income from our limited partnerships.  Net pre-tax investment income, as a percentage of average invested assets, was 4.4% in 2010, compared to 3.4% for 2009.

Net Realized Capital Gains (Losses).  Net realized capital losses were $41.1 million and net realized capital gains were $65.3 million and $56.9 million in 2011, 2010 and 2009, respectively.  Of the $41.1 million, there were $16.7 million of losses from fair value re-measurements, $14.5 million of other-than-temporary impairments on our available for sale fixed maturity securities and $9.9 million of net realized capital losses from sales on our fixed maturity and equity securities.  The net realized capital gains of $65.3 million in 2010 were the result of $93.8 million of gains of fair value re-measurements, partially offset by $26.4 million of net realized capital losses from sales on our fixed maturity and equity securities and $2.1 million of other-than-temporary impairments.  The net realized capital gains of $56.9 million in 2009 were the result of $80.3 million of gains in fair value re-measurements, partially offset by $17.9 million of net realized capital losses from sales on our fixed maturity and equity securities and $5.5 million in other-than-temporary impairments on our available for sale fixed maturity securities.

Realized Gain on Debt Repurchase.  On March 19, 2009, we commenced a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes due 2067. Upon expiration of the tender offer, we had reduced our outstanding debt by $161.4 million, which resulted in a pre-tax gain on debt repurchase of $78.3 million.

Other Income (Expense).  We recorded other expense of $11.7 million in 2011 and other income of $12.1 million and $0.4 million in 2010 and 2009, respectively.  The changes were primarily due to fluctuations in the amortization of deferred gains on retroactive reinsurance agreements with affiliates and fluctuations in currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional (a)	$1,073.9	59.9%		$5.3	0.3%		$1,079.2	60.2%
Catastrophes (b)	788.9	44.0%		9.5	0.5%		798.4	44.5%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$1,862.8	103.9%		$14.8	0.8%		$1,877.6	104.7%

2010
Attritional (a)	$1,144.1	63.1%		$66.2	3.7%		$1,210.4	66.7%
Catastrophes	270.5	14.9%		(3.4)	-0.2%		267.1	14.7%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$1,414.6	78.0%		$62.8	3.5%		$1,477.5	81.5%

2009
Attritional (a)	$999.6	56.0%		$67.7	3.8%		$1,067.3	59.8%
Catastrophes	22.1	1.2%		1.8	0.1%		23.9	1.3%
A&E	-	0.0%		0.4	0.0%		0.4	0.0%
Total	$1,021.7	57.2%		$70.0	3.9%		$1,091.7	61.2%

Variance 2011/2010
Attritional (a)	$(70.2)	(3.2)	pts	$(60.9)	(3.4)	pts	$(131.2)	(6.5)	pts
Catastrophes	518.4	29.1	pts	12.9	0.7	pts	531.3	29.8	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total	$448.2	25.9	pts	$(48.0)	(2.7)	pts	$400.1	23.2	pts

Variance 2010/2009
Attritional (a)	$144.5	7.1	pts	$(1.5)	(0.1)	pts	$143.1	6.9	pts
Catastrophes	248.4	13.7	pts	(5.2)	(0.3)	pts	243.2	13.4	pts
A&E	-	-	pts	(0.4)	-	pts	(0.4)	-	pts
Total	$392.9	20.8	pts	$(7.2)	(0.4)	pts	$385.8	20.3	pts

(a) Attritional losses exclude catastrophe and A&E losses.
(b) Effective with the 2010 reporting period, a catastrophe is a property event with expected reported losses of at least $10.0 million.
All prior periods reflect a catastrophe as a property event with expected reported losses of at least $5.0 million.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by $400.1 million, or 27.1%, in 2011 compared to 2010.  Catastrophe losses increased $531.3 million (29.8 points), period over period, primarily due to losses from the Japan and New Zealand earthquakes, Thailand and Australia floods and U.S. storms.  Partially offsetting the catastrophe increase was the decrease in attritional losses of $131.2 million, primarily due to the non-recurrence of prior years’ development, the decrease in premiums earned and changes in the mix of business.

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

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by $3.6 million, or 1.1%, in 2011 compared to the same period in 2010.  The variance was primarily the result of fluctuations in the mix of business and a change in the affiliated quota share agreement.

Commission, brokerage, taxes and fees decreased by $9.5 million, or 2.8%, for the year ended December 31, 2010 compared to the same period in 2009.  The change was primarily the result of the mix of business and lower contingent commissions.

Other Underwriting Expenses.  Other underwriting expenses were $154.3 million, $139.8 million and $142.6 million in 2011, 2010 and 2009, respectively.  The increase in other underwriting expenses for 2011 compared to 2010 was mainly due to expenses of Heartland, which was acquired in January, 2011.  The expenses for 2010 and 2009 were comparable.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $6.1 million, $5.9 million and $7.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.  These expenses were previously included as underwriting expenses and therefore included in the other underwriting expense ratio.  Effective January 1, 2010, these expenses were removed from the calculation of the other underwriting expense ratio and prior periods were recalculated to conform.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $50.8 million and $54.6 million and $70.9 million in 2011, 2010 and 2009, respectively.  The decrease from 2009 was primarily due to the maturing of debt in March, 2010.

Income Tax Expense (Benefit).  We had an income tax benefit of $170.7 million and $36.6 million in 2011 and 2010, and an income tax expense of $129.4 million in 2009.  Our income tax is primarily a function of the statutory tax rates coupled with the impact from tax-preferenced investment income.  Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income.  The decrease in tax year over year was primarily attributable to the impact on taxable income from the previously mentioned catastrophe losses.

Net Income (Loss).
Our net loss was $202.8 million in 2011 compared to a net income of $265.4 million in 2010.  The variance was primarily driven by higher catastrophe losses in 2011 in addition to the other components discussed above.

Our net income was $265.4 million and $395.9 million in 2010 and 2009, respectively.  The decrease was primarily driven by a few large catastrophe losses in 2010 compared to no similar catastrophe events in 2009 and the realized gain on debt repurchase in 2009, partially offset by an increase in net realized capital gains and a reduction in income taxes.

Ratios.
Our combined ratio increased by 24.6 points to 132.2% in 2011 compared to 107.6% in 2010.  The loss ratio component increased by 23.2 points in 2011, over the same period last year, principally due to higher current year catastrophe losses as a result of the Japan earthquake, New Zealand earthquake, Thailand floods, U.S. storms and the Australia floods.    The commission and brokerage expense ratio increased slightly to 18.9% in 2011 compared to 18.5% in 2010.  The other underwriting expense ratio component increased to 8.6% in 2011 compared to 7.6% in 2010 due primarily to the acquisition of Heartland.

Our combined ratio increased by 19.2 points to 107.6% in 2010 compared to 88.4% in 2009.  The loss ratio component increased 20.3 points in 2010 compared to 2009, principally due to the increase in current year catastrophe losses as a result of the Chilean earthquake, Australian hailstorms and floods, New Zealand earthquake and the Canadian hailstorm.   Both the other underwriting expense ratio component and the commission and brokerage ratio component declined slightly compared to 2009.

Stockholder's Equity.
Stockholder's equity decreased by $186.3 million to $2,941.4 million at December 31, 2011 from $3,127.7 million at December 31, 2010, principally as a result of $202.8 million of net loss, $29.5 million of net benefit plan obligation adjustments and $0.9 million of foreign currency translation adjustments, partially offset by $41.1 million of unrealized appreciation on investments, net of tax, and $6.4 million of share-based compensation transactions.

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

Consolidated Investment Results

Net Investment Income.
Net investment income decreased 10.7% to $312.9 million in 2011 compared to $350.3 million in 2010, primarily due to a $58.2 million decline in income from our fixed maturities, reflective of reducing our municipal bond exposures and declining reinvestment rates.  These decreases were partially offset by an increase of $19.5 million in income from equities due to our expanded public equity portfolio and emerging market debt mutual funds.

Net investment income increased 33.7% to $350.3 million in 2010 compared to $262.1 million in 2009.  The increase, period over period, was primarily due to an increase in recorded gains from our limited partnership investments and an increase in dividend income from owning more shares of our parent’s common shares.

The following table shows the components of net investment income for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2011	2010	2009
Fixed maturities	$232.3	$290.5	$286.0
Equity securities	29.7	10.2	3.6
Short-term investments and cash	1.1	0.4	3.5
Other invested assets
Limited partnerships	42.3	45.5	(28.5)
Dividends from Parent's shares	18.6	14.0	8.0
Other	2.7	1.3	0.1
Total gross investment income	326.8	361.8	272.7
Interest debited (credited) and other expense	(13.9)	(11.5)	(10.6)
Total net investment income	$312.9	$350.3	$262.1
(Some amounts may not reconcile due to rounding)

The following table shows a comparison of various investment yields for the periods indicated:

	2011	2010	2009
Imbedded pre-tax yield of cash and invested assets at December 31	3.6%	3.6%	3.7%
Imbedded after-tax yield of cash and invested assets at December 31	2.7%	2.8%	3.1%

Annualized pre-tax yield on average cash and invested assets	3.9%	4.4%	3.4%
Annualized after-tax yield on average cash and invested assets	3.0%	3.5%	2.9%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Years Ended December 31,			2011/2010	2010/2009
(Dollars in millions)	2011	2010	2009	Variance	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$38.3	$7.6	$7.3	$30.7	$0.3
Losses	(55.0)	(41.0)	(41.4)	(14.0)	0.4
Total	(16.7)	(33.3)	(34.1)	16.6	0.8

Fixed maturity securities, fair value
Gains	1.1	0.8	0.8	0.3	-
Losses	(2.0)	-	(0.2)	(2.0)	0.2
Total	(0.9)	0.8	0.7	(1.7)	0.2

Equity securities, market value
Gains	0.2	-	8.0	0.2	(8.0)
Losses	(0.2)	-	-	(0.2)	-
Total	-	-	8.0	-	(8.0)

Equity securities, fair value
Gains	15.7	11.4	8.4	4.3	3.0
Losses	(8.0)	(5.3)	(0.9)	(2.7)	(4.4)
Total	7.6	6.2	7.5	1.5	(1.4)

Total net realized gains (losses) from sales
Gains	55.3	19.9	24.5	35.5	(4.7)
Losses	(65.2)	(46.3)	(42.5)	(18.9)	(3.8)
Total	(9.9)	(26.4)	(17.9)	16.5	(8.5)

Other than temporary impairments:	(14.5)	(2.1)	(5.5)	(12.4)	3.4

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	(15.5)	15.1	9.3	(30.6)	5.8
Equity securities, fair value	7.2	52.8	30.9	(45.6)	21.9
Other invested assets, fair value	(8.4)	25.9	40.1	(34.3)	(14.2)
Total	(16.7)	93.8	80.3	(110.5)	13.5

Total net realized gains (losses)	$(41.1)	$65.3	$56.9	$(106.4)	$8.4

(Some amounts may not reconcile due to rounding)

Net realized capital losses were $41.1 million and net realized capital gains were $65.3 million and $56.9 million in 2011, 2010 and 2009, respectively.  In 2011, we recorded $16.7 million of losses due to fair value re-measurements on fixed maturity and equity securities and other invested assets, $14.5 million of other-than-temporary impairments on fixed maturity securities and $9.9 million of net realized capital losses from sales of fixed maturity and equity securities.  In 2010, we recorded $93.8 million in gains due to fair value re-measurements on fixed maturity and equity securities and other invested assets, partially offset by $26.4 million of net realized capital losses from sales of fixed maturity and equity securities and $2.1 million of other-than-temporary impairments on fixed maturity securities.  The losses in 2011 and 2010 included the impact of selling part of our municipal bond portfolio as credit concerns arose in this market sector.  We were able to carry the 2010 realized losses back for income tax purposes to offset previously realized gains.  This carry back availability expired at the end of 2010.  In 2009, we recorded $80.3 million of gains due to fair value re-measurements on fixed maturity and equity securities and other invested assets, partially offset by $17.9 million of net realized capital losses from sales of fixed maturity and equity securities and $5.5 million of other-than-temporary impairments on fixed maturity securities.

Segment Results.
During the quarter ended September 30, 2011, we realigned our reporting segments to reflect recent changes in the type and volume of business written. We previously reported the results of Marine & Aviation, Surety, A&H Reinsurance and A&H Primary operations as a separate segment—Specialty Underwriting.  The A&H primary business, which is a relatively new line of business for us, has increased significantly, representing approximately 2% of premiums earned and is projected to continue to grow.  The A&H primary business is better aligned with the Insurance reporting segment based on the similarities of this business with those businesses already reflected in the Insurance segment.  The other operating units included in the Specialty Underwriting segment would have encompassed less than 5% of our premiums earned and their volume is projected to remain approximately 6%.  As a result of the size of these remaining operating units and their similarity to the business reported within U.S. Reinsurance, they have been reclassified to the U.S. Reinsurance segment.  There has been no change to the International reporting segment.  We have restated all segment information for prior years to conform to the new reporting segment structure.

The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and A&H business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The Insurance operation writes property and casualty insurance, including medical stop loss insurance, directly and through general agents, brokers and surplus lines brokers within the U.S.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Singapore and Canada and through offices in Brazil, Miami and New Jersey.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,			2011/2010		2010/2009
(Dollars in millions)	2011	2010	2009	Variance	% Change	Variance	% Change
Gross written premiums	$1,346.8	$1,395.4	$1,407.1	$(48.6)	-3.5%	$(11.6)	-0.8%
Net written premiums	688.5	773.6	793.5	(85.1)	-11.0%	(19.9)	-2.5%

Premiums earned	$697.7	$777.7	$815.6	$(80.0)	-10.3%	$(37.9)	-4.6%
Incurred losses and LAE	623.1	556.5	440.7	66.6	12.0%	115.8	26.3%
Commission and brokerage	156.0	169.3	183.1	(13.3)	-7.9%	(13.7)	-7.5%
Other underwriting expenses	39.3	42.5	44.9	(3.2)	-7.6%	(2.4)	-5.3%
Underwriting gain (loss)	$(120.7)	$9.3	$146.8	$(130.0)	NM	$(137.5)	-93.6%

					Point Chg		Point Chg
Loss ratio	89.3%	71.6%	54.0%		17.7		17.6
Commission and brokerage ratio	22.4%	21.8%	22.4%		0.6		(0.6)
Other underwriting expense ratio	5.6%	5.4%	5.6%		0.2		(0.2)
Combined ratio	117.3%	98.8%	82.0%		18.5		16.8

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums decreased by 3.5% to $1,346.8 million in 2011 from $1,395.4 million in 2010, primarily due to reduced reinsurance premiums for accident and health, crop and marine business, partially offset by a $24.4 million increase in reinstatement premiums due to higher catastrophe loss activity in the period.  Net written premiums decreased 11.0% to $688.5 million in 2011 compared to $773.6 million in 2010, primarily due to the decrease in gross written premiums and a higher percentage of premium ceded under the affiliated quota share agreement.  Premiums earned decreased 10.3% to $697.7 million in 2011 compared to $777.7 million in 2010, primarily due to the decline in net written premiums.

Gross written premiums decreased by 0.8% to $1,395.4 million in 2010 from $1,407.1 million in 2009, primarily due to a $40.7 million (48.2%) decrease in the crop hail quota share treaties, a $32.4 million (8.9%) decrease in U.S. treaty casualty volume and a $28.6 million (29.2%) decrease in facultative volume, partially offset by a $73.7 million (11.8%) increase in treaty property volume. Net written premiums decreased 2.5% to $773.6 million in 2010 compared to $793.5 million for 2009, primarily due to the decrease in gross written premiums.  Premiums earned decreased 4.6% to $777.7 million in 2010 compared to $815.6 million in 2009, primarily due to the decline in net written premiums.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$399.5	57.2%		$37.4	5.4%		$436.9	62.6%
Catastrophes	176.6	25.3%		9.6	1.4%		186.2	26.7%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$576.1	82.5%		$47.0	6.8%		$623.1	89.3%

2010
Attritional	$469.5	60.4%		$63.3	8.1%		$532.8	68.5%
Catastrophes	17.5	2.3%		6.2	0.8%		23.7	3.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$487.0	62.7%		$69.5	8.9%		$556.5	71.6%

2009
Attritional	$411.4	50.3%		$29.2	3.6%		$440.6	53.9%
Catastrophes	-	0.0%		(0.3)	0.0%		(0.3)	0.0%
A&E	-	0.0%		0.4	0.1%		0.4	0.1%
Total segment	$411.4	50.3%		$29.3	3.7%		$440.7	54.0%

Variance 2011/2010
Attritional	$(70.0)	(3.2)	pts	$(25.9)	(2.7)	pts	$(95.9)	(5.9)	pts
Catastrophes	159.1	23.0	pts	3.4	0.6	pts	162.5	23.6	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$89.1	19.8	pts	$(22.5)	(2.1)	pts	$66.6	17.7	pts

Variance 2010/2009
Attritional	$58.1	10.1	pts	$34.1	4.5	pts	$92.2	14.6	pts
Catastrophes	17.5	2.3	pts	6.5	0.8	pts	24.0	3.1	pts
A&E	-	-	pts	(0.4)	(0.1)	pts	(0.4)	(0.1)	pts
Total segment	$75.6	12.4	pts	$40.2	5.2	pts	$115.8	17.6	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses were $66.6 million (17.7 points) higher at $623.1 million in 2011 compared to $556.5 million in 2010, primarily as a result of the $159.1 million (23.0 points) increase in current year catastrophe losses, largely due to the Japan and New Zealand earthquakes, U.S. Midwest tornadoes, Hurricane Irene and Thailand floods.  Partially offsetting this increase, the current year attritional losses decreased $70.0 million (3.2 points), primarily due to a shift in the mix of business, with a higher level of excess of loss business in the current year, which carries a lower attritional loss ratio, than pro rata business as well as the decline in earned premiums.

Incurred losses were $115.8 million (17.6 points) higher at $556.5 million in 2010 compared to $440.7 million in 2009, primarily as a result of the $58.1 million (10.1 points) increase in current year attritional losses, reflective of current competitive market conditions, $34.1 million (4.5 points) increase in prior year attritional losses and a $24.0 million (3.1 points) increase in catastrophe losses, due to the New Zealand and Chilean earthquakes.  The increase in prior years’ attritional losses was primarily driven by reserve strengthening in casualty lines for construction liability claims.

Segment Expenses.  Commission and brokerage expenses decreased 7.9% to $156.0 million in 2011 compared to $169.3 million in 2010.  This decrease was primarily due to the decline in premiums earned.  Segment other underwriting expenses decreased to $39.3 million in 2011 compared to $42.5 million for the same period in 2010.  This decline was due to reduced operating costs for the segment.

Commission and brokerage expenses decreased 7.5% to $169.3 million in 2010 compared to $183.1 million in 2009, primarily due to the decline in premiums earned.  Segment other underwriting expenses in 2010 decreased slightly to $42.5 million from $44.9 million in 2009.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Years Ended December 31,			2011/2010		2010/2009
(Dollars in millions)	2011	2010	2009	Variance	% Change	Variance	% Change
Gross written premiums	$969.1	$865.4	$842.6	$103.7	12.0%	$22.8	2.7%
Net written premiums	450.4	373.7	352.1	76.7	20.5%	21.7	6.2%

Premiums earned	$459.4	$409.8	$382.8	$49.6	12.1%	$27.0	7.1%
Incurred losses and LAE	398.4	359.0	317.8	39.3	10.9%	41.3	13.0%
Commission and brokerage	40.4	29.6	29.8	10.8	36.5%	(0.3)	-0.9%
Other underwriting expenses	87.7	69.7	74.6	18.1	25.9%	(5.0)	-6.6%
Underwriting gain (loss)	$(67.0)	$(48.5)	$(39.4)	$(18.5)	38.3%	$(9.0)	22.9%

					Point Chg		Point Chg
Loss ratio	86.7%	87.6%	83.0%		(0.9)		4.6
Commission and brokerage ratio	8.8%	7.2%	7.8%		1.6		(0.6)
Other underwriting expense ratio	19.1%	17.0%	19.5%		2.1		(2.5)
Combined ratio	114.6%	111.8%	110.3%		2.8		1.5

(Some amounts may not reconcile due to rounding)
Premiums.  Gross written premiums increased by 12.0% to $969.1 million in 2011 compared to $865.4 million in 2010.  This was due to strategic portfolio changes with growth in short-tail business, primarily driven by the acquisition of Heartland, which provided $169.6 million of new crop insurance premium in 2011 and $54.0 million growth in A&H primary business, partially offset by the reduction of a large casualty program.  Net written premiums increased 20.5% to $450.4 million in 2011 compared to $373.7 million for the same period in 2010 due to higher gross premiums and reduced levels of ceded reinsurance, primarily due to the reduction of the large casualty program.  Premiums earned increased 12.1% to $459.4 million in 2011 compared to $409.8 million in 2010.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 2.7% to $865.4 million in 2010 compared to $842.6 million in 2009. This was primarily due to increased writings in A&H primary, professional liability and California workers’ compensation business, partially offset by a reduction in audit premiums for workers’ compensation business.  Net written premiums increased 6.2% to $373.7 million in 2010 compared to $352.1 million in 2009, primarily due to the increase in gross written premiums.  Premiums earned increased 7.1% to $409.8 million in 2010 compared to $382.8 million in 2009.  The change in premiums earned is relatively consistent with the increase in net written premium.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$371.7	80.9%		$24.7	5.4%		$396.4	86.3%
Catastrophes	1.8	0.4%		0.2	0.0%		2.0	0.4%
Total segment	$373.5	81.3%		$24.9	5.4%		$398.4	86.7%

2010
Attritional	$329.2	80.3%		$29.9	7.3%		$359.0	87.6%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$329.2	80.3%		$29.9	7.3%		$359.0	87.6%

2009
Attritional	$291.8	76.2%		$26.0	6.8%		$317.8	83.0%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$291.8	76.2%		$26.0	6.8%		$317.8	83.0%

Variance 2011/2010
Attritional	$42.5	0.6	pts	$(5.2)	(1.9)	pts	$37.3	(1.3)	pts
Catastrophes	1.8	0.4	pts	0.2	-	pts	2.0	0.4	pts
Total segment	$44.3	1.0	pts	$(5.0)	(1.9)	pts	$39.3	(0.9)	pts

Variance 2010/2009
Attritional	$37.4	4.1	pts	$3.9	0.5	pts	$41.2	4.6	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total segment	$37.4	4.1	pts	$3.9	0.5	pts	$41.2	4.6	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by $39.3 million, or 10.9%, to $398.4 million in 2011 compared to $359.0 million in 2010.  This increase was primarily due to an increase of $42.5 million (0.6 points) in current year attritional losses primarily due to higher net premiums earned.  The $24.7 million of prior years’ development was primarily attributable to excess casualty and California workers’ compensation reserves.

Incurred losses and LAE increased by 13.0% to $359.0 million in 2010 compared to $317.8 million in 2009.  The increase was primarily due to the $37.4 million increase in current years’ attritional losses, primarily due to higher expected loss ratios on several programs, reflective of current market conditions.  The 2010 prior years’ unfavorable development of $29.9 million was primarily the result of reserve strengthening on several terminated programs.

Segment Expenses. Commission and brokerage expenses increased to $40.4 million in 2011 compared to $29.6 million in 2010.  These increases were primarily the result of an increase in net premiums earned and changes in distribution, mix of business and ceded reinsurance.  Segment other underwriting expenses in 2011 increased to $87.7 million from $69.7 million in 2010.  These increases were primarily due to the expenses of the newly acquired Heartland.

Commission and brokerage expenses decreased slightly to $29.6 million in 2010 from $29.8 million in 2009. The decrease is primarily due to the impact of variations in reinsurance ceded, particularly under the affiliated quota share agreement.  Segment other underwriting expenses in 2010 decreased to $69.7 million from $74.6 million in 2009.  The decrease is the result of management’s direct actions to reduce expenses.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Years Ended December 31,			2011/2010		2010/2009
(Dollars in millions)	2011	2010	2009	Variance	% Change	Variance	% Change
Gross written premiums	$1,242.6	$1,207.0	$1,084.5	$35.7	3.0%	$122.5	11.3%
Net written premiums	615.1	641.4	589.7	(26.3)	-4.1%	51.6	8.8%

Premiums earned	$636.7	$626.3	$586.7	$10.4	1.7%	$39.6	6.7%
Incurred losses and LAE	856.1	561.9	333.2	294.3	52.4%	228.7	68.6%
Commission and brokerage	142.3	136.2	131.7	6.1	4.5%	4.5	3.4%
Other underwriting expenses	27.3	27.6	23.1	(0.3)	-1.2%	4.6	19.8%
Underwriting gain (loss)	$(389.0)	$(99.4)	$98.8	$(289.6)	NM	$(198.2)	-200.6%

					Point Chg		Point Chg
Loss ratio	134.5%	89.7%	56.8%		44.8		32.9
Commission and brokerage ratio	22.3%	21.7%	22.4%		0.6		(0.7)
Other underwriting expense ratio	4.3%	4.5%	4.0%		(0.2)		0.5
Combined ratio	161.1%	115.9%	83.2%		45.2		32.7

(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums increased by 3.0% to $1,242.6 million in 2011 compared to $1,207.0 million in 2010, primarily due to the effects of foreign exchange.  Eliminating this effect, premiums were essentially flat.  Growth from increased rate levels, particularly in regions recently affected by catastrophe losses was offset by the termination of business that did not meet our current pricing targets.  Net written premiums decreased by 4.1% to $615.1 million in 2011 compared to $641.4 million in 2010, primarily due to the change in our affiliated quota share agreement.  Premiums earned increased by 1.7% to $636.7 million in 2011 compared to $626.3 million in 2010.   The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$302.8	47.6%		$(56.8)	-8.9%		$246.0	38.7%
Catastrophes	610.5	95.9%		(0.3)	-0.1%		610.2	95.8%
Total segment	$913.3	143.5%		$(57.1)	-9.0%		$856.1	134.5%

2010
Attritional	$345.4	55.1%		$(26.9)	-4.3%		$318.5	50.8%
Catastrophes	253.0	40.4%		(9.6)	-1.5%		243.4	38.9%
Total segment	$598.4	95.5%		$(36.5)	-5.8%		$561.9	89.7%

2009
Attritional	$296.4	50.5%		$12.5	2.1%		$309.0	52.7%
Catastrophes	22.1	3.8%		2.1	0.4%		24.2	4.1%
Total segment	$318.5	54.3%		$14.7	2.5%		$333.2	56.8%

Variance 2011/2010
Attritional	$(42.6)	(7.5)	pts	$(29.9)	(4.6)	pts	$(72.5)	(12.1)	pts
Catastrophes	357.5	55.5	pts	9.3	1.4	pts	366.8	56.9	pts
Total segment	$314.9	48.0	pts	$(20.6)	(3.2)	pts	$294.2	44.8	pts

Variance 2010/2009
Attritional	$49.0	4.6	pts	$(39.4)	(6.4)	pts	$9.5	(1.9)	pts
Catastrophes	230.9	36.6	pts	(11.7)	(1.9)	pts	219.2	34.8	pts
Total segment	$279.9	41.2	pts	$(51.2)	(8.3)	pts	$228.7	32.9	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased 52.4% to $856.1 million in 2011 compared to $561.9 million in 2010.  The increase was principally due to a $357.5 million (55.5 points) increase in current year catastrophes (Japan and New Zealand earthquakes, the Thailand and Australia floods, the wildfire loss in Alberta, Canada and Hurricane Irene), compared to the 2010 reported catastrophe losses (Chile earthquake and Australia hailstorms).  The current year attritional loss ratio decreased to 47.6% in 2011 from 55.1% in 2010, primarily due to a shift in the mix of business towards property, catastrophe and excess of loss business, which generally carries a lower loss ratio. Prior years’ attritional losses decreased by $29.9 million (4.6 points) due to favorable development on non-catastrophe property business in Singapore and other international markets.

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

Segment Expenses. Commission and brokerage expenses increased 4.5% to $142.3 million in 2011 compared to $136.2 million in 2010.  These variances were due to the changes in premiums and the mix of business.  Segment other underwriting expenses decreased slightly to $27.3 million in 2011 compared to $27.6 million in 2010.

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

Interest Rate Risk.  Our $8.4 billion investment portfolio, at December 31, 2011, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $615.6 million of mortgage-backed securities in the $5,220.6 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $423.7 million of short-term investments) for the periods indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates for mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2011
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$5,913.2	$5,782.7	$5,644.3	$5,490.5	$5,327.6
Market/Fair Value Change from Base (%)	4.8%	2.5%	0.0%	-2.7%	-5.6%
Change in Unrealized Appreciation
After-tax from Base ($)	$174.8	$90.0	$-	$(100.0)	$(205.9)

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2010
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$6,769.2	$6,546.0	$6,297.3	$6,032.8	$5,778.3
Market/Fair Value Change from Base (%)	7.5%	3.9%	0.0%	-4.2%	-8.2%
Change in Unrealized Appreciation
After-tax from Base ($)	$306.7	$161.7	$-	$(171.9)	$(337.4)

We had $8,290.6 million and $7,652.3 million of gross reserves for losses and LAE as of December 31, 2011 and December 31, 2010, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2011
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$965.7	$1,086.4	$1,207.1	$1,327.8	$1,448.5
After-tax Change in Fair/Market Value	(156.9)	(78.5)	-	78.5	156.9

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2010
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$546.8	$615.1	$683.5	$751.8	$820.2
After-tax Change in Fair/Market Value	(88.9)	(44.4)	-	44.4	88.9

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

	Change in Foreign Exchange Rates in Percent
	At December 31, 2011
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(100.3)	$(50.1)	$-	$50.1	$100.3

	Change in Foreign Exchange Rates in Percent
	At December 31, 2010
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(81.4)	$(45.3)	$-	$52.0	$109.0

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment we concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

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

Information for Item 12 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information for Item 13 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The PricewaterhouseCoopers LLP (and its worldwide affiliates) fees incurred are as follows for the periods indicated:

(Dollars in thousands)		2011	2010
(1)	Audit Fees	$2,192.7	$2,116.1
(2)	Audit-Related Fees	78.9	78.9
(3)	Tax Fees	139.6	135.9
(4)	All Other Fees	2.8	2.3

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2012.

EVEREST REINSURANCE HOLDINGS, INC.

By:	/S/ JOSEPH V. TARANTO
Joseph V. Taranto (Chairman and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSEPH V. TARANTO	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2012
Joseph V. Taranto

/S/ DOMINIC J. ADDESSO	President and Chief Financial Officer (Principal Financial Officer)	March 30, 2012
Dominic J. Addesso

/S/ KEITH T. SHOEMAKER	Comptroller (Principal Accounting Officer)	March 30, 2012
Keith T. Shoemaker

INDEX TO EXHIBITS

Exhibit No.

2.	1
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

4.	4
Second Supplemental Indenture relating to Holdings 6.20% Junior Subordinated Debt Securities due March 29, 2034, dated as of March 29, 2004, among Holdings, Group and JPMorgan Chase Bank, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on March 30, 2004 (the “March 30, 2004 8-K”)

4.	5	Amended and Restated Trust Agreement of Everest Re Capital Trust II, dated as of March 29, 2004, incorporated herein by reference to Exhibit 4.2 to the March 30, 2004 8-K

4.	6	Guarantee Agreement, dated as of March 29, 2004, between Holdings and JPMorgan Chase Bank, incorporated herein by reference to Exhibit 4.3 to the March 30, 2004 8-K

4.	7	Expense Agreement, dated as of March 29, 2004, between Holdings and Everest Re Capital Trust II, incorporated herein by reference to Exhibit 4.4 to the March 30, 2004 8-K

4.	8
Third Supplemental Indenture relating to Holdings 5.40% Senior Notes due October 15, 2014, dated as of October 12, 2004, among Holdings and JPMorgan Chase Bank, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on October 12, 2004

10.	1
Stock Purchase Agreement between The Prudential Insurance Company of America and Everest Reinsurance Holdings, Inc. for the sale of common stock of Gibraltar Casualty Company dated February 24, 2000, incorporated herein by reference to Exhibit 10.32 to the 1999 10-K

10.	2
Amendment No. 1 to Stock Purchase Agreement between The Prudential Insurance Company of America and Everest Reinsurance Holdings, Inc. for the sale of common stock of Gibraltar Casualty Company dated August 8, 2000, incorporated herein by reference to Exhibit 10.1 to the Everest Re Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

10.	3
Proportional Excess of Loss Reinsurance Agreement entered into between Gibraltar Casualty Company and Prudential Property and Casualty Insurance Company, incorporated herein by reference to Exhibit 10.24 to the Everest Re Group, Ltd. Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”)

10.	4	Guarantee Agreement made by The Prudential Insurance Company of America in favor of Gibraltar Casualty Company, incorporated herein by reference to Exhibit 10.25 to the 2000 10-K

10.	5
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

10.	6
Completion of Tender Offer relating to Everest Reinsurance Holdings, Inc. 6.60% Fixed to Floating Rate Long Term Subordinated Notes (LoTSSM) dated March 19, 2009, incorporated herein by reference to Exhibit 99.1 to Everest Re Group, Ltd. Form 8-K filed on March 31, 2009

*10.	7
Employment Agreement between Everest Global Services, Inc., Everest Reinsurance Holdings, Inc. and Joseph V. Taranto, dated January 1, 2011, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on March 31, 2011

*10.	8
Change of Control Agreement between and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated January 1, 2011, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on March 31, 2011

*10.	9
Employment Agreement between Everest Global Services, Inc., Everest Reinsurance Holdings, Inc. and Dominic J. Addesso, dated June 16, 2011, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on June 20, 2011

*10.	10
Employment Agreement between Everest Global Services, Inc., Everest Reinsurance Holdings, Inc. and Joseph V. Taranto, dated January 1, 2011, This employment supersedes the prior agreement between registrant and Joseph V. Taranto dated March 25, 2011.  This new agreement dated January 1, 2011, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on June 20, 2011

10.	11
Credit Agreement, dated August 15, 2011, between Everest Reinsurance Holdings, Inc., the lenders named therein and Citibank, National Association, as administrative agent, providing for a $150.0 million three year revolving credit facility, incorporated herein by reference to Exhibit 10.30 to Everest Re Group, Ltd. Form 10K filed on February 29, 2012.  This new agreement replaces the August 23, 2006 five year senior revolving credit facility

23.	1	Consent of PricewaterhouseCoopers LLP, filed herewith

31.	1	Section 302 Certification of Joseph V. Taranto, filed herewith

31.	2	Section 302 Certification of Dominic J. Addesso, filed herewith

32.	1	Section 906 Certification of Joseph V. Taranto and Dominic J. Addesso, filed herewith

101.	INS	XBRL Instance Document

101.	SCH	XBRL Taxonomy Extension Schema

101.	CAL	XBRL Taxonomy Extension Calculation Linkbase

101.	DEF	XBRL Taxonomy Extension Definition Linkbase

101.	LAB	XBRL Taxonomy Extension Label Linkbase

101.	PRE	XBRL Taxonomy Extension Presentation Linkbase

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Everest Reinsurance Holdings, Inc. and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for other-than-temporary impairments of debt securities in 2009.

PricewaterhouseCoopers LLP
New York, New York
March 30, 2012

Index

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par value per share)	2011	2010

ASSETS:
Fixed maturities - available for sale, at market value	$5,107,028	$5,599,940
(amortized cost: 2011, $4,880,654; 2010, $5,438,359)
Fixed maturities - available for sale, at fair value	113,606	180,482
Equity securities - available for sale, at market value (cost: 2011, $15; 2010, $15)	10	13
Equity securities - available for sale, at fair value	1,207,053	683,454
Short-term investments	423,663	516,885
Other invested assets (cost: 2011, $379,342; 2010, $405,401)	379,342	406,916
Other invested assets, at fair value	817,352	788,142
Cash	348,267	118,092
Total investments and cash	8,396,321	8,293,924
Accrued investment income	55,849	70,874
Premiums receivable	856,375	643,257
Reinsurance receivables - unaffiliated	570,128	670,168
Reinsurance receivables - affiliated	2,901,174	2,708,193
Funds held by reinsureds	176,156	171,179
Deferred acquisition costs	166,806	184,247
Prepaid reinsurance premiums	625,391	629,323
Deferred tax asset	366,490	183,924
Federal income taxes recoverable	39,014	118,649
Other assets	195,476	171,923
TOTAL ASSETS	$14,349,180	$13,845,661

LIABILITIES:
Reserve for losses and loss adjustment expenses	$8,290,619	$7,652,303
Unearned premium reserve	1,239,705	1,287,476
Funds held under reinsurance treaties	123,479	180,377
Losses in the course of payment	11,002	13,089
Commission reserves	40,353	37,796
Other net payable to reinsurers	620,659	467,486
Revolving credit borrowings	-	50,000
5.4% Senior notes due 10/15/2014	249,858	249,812
6.6% Long term notes due 5/1/2067	238,354	238,351
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	4,781	4,793
Other liabilities	259,080	206,540
Total liabilities	11,407,787	10,717,920

Commitments and Contingencies (Note 16)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2011 and 2010)	-	-
Additional paid-in capital	333,416	327,767
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $94,118 at 2011 and $88,289 at 2010	174,790	163,966
Retained earnings	2,433,187	2,636,008
Total stockholder's equity	2,941,393	3,127,741
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$14,349,180	$13,845,661

The accompanying notes are an integral part of the consolidated financial statements.

Index

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009

REVENUES:
Premiums earned	$1,793,855	$1,813,823	$1,785,060
Net investment income	312,933	350,344	262,086
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(14,522)	(2,106)	(5,510)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-
Other net realized capital gains (losses)	(26,594)	67,397	62,438
Total net realized capital gains (losses)	(41,116)	65,291	56,928
Realized gain on debt repurchase	-	-	78,271
Other income (expense)	(11,745)	12,074	366
Total revenues	2,053,927	2,241,532	2,182,711

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,877,603	1,477,450	1,091,676
Commission, brokerage, taxes and fees	338,655	335,061	344,577
Other underwriting expenses	154,331	139,832	142,610
Corporate expenses	6,073	5,867	7,722
Interest, fee and bond issue cost amortization expense	50,763	54,553	70,883
Total claims and expenses	2,427,425	2,012,763	1,657,468

INCOME (LOSS) BEFORE TAXES	(373,498)	228,769	525,243
Income tax expense (benefit)	(170,677)	(36,628)	129,392

NET INCOME (LOSS)	$(202,821)	$265,397	$395,851

Other comprehensive income (loss), net of tax	10,032	(3,012)	254,541

COMPREHENSIVE INCOME (LOSS)	$(192,789)	$262,385	$650,392

The accompanying notes are an integral part of the consolidated financial statements.

Index

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY

	Years Ended December 31,
(Dollars in thousands, except share amounts)	2011	2010	2009

COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$327,767	$321,185	$315,771
Share-based compensation plans	6,441	6,582	5,414
Reclassification due to sale of subsidiary to related party	(792)	-	-
Balance, end of period	333,416	327,767	321,185

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	163,966	166,978	(72,063)
Cumulative adjustment of initial adoption(1), net of tax	-	-	(15,500)
Reclassification due to sale of subsidiary to related party	792	-	-
Net increase (decrease) during the period	10,032	(3,012)	254,541
Balance, end of period	174,790	163,966	166,978

RETAINED EARNINGS:
Balance, beginning of period	2,636,008	2,370,611	1,959,260
Cumulative adjustment of initial adoption(1), net of tax	-	-	15,500
Net income (loss)	(202,821)	265,397	395,851
Balance, end of period	2,433,187	2,636,008	2,370,611

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$2,941,393	$3,127,741	$2,858,774

(1) The cumulative adjustment to accumulated other comprehensive income (loss), net of deferred income taxes, and retained earnings, represents the effect of initially adopting new guidance for other-than-temporary impairments of debt securities.

The accompanying notes are an integral part of the consolidated financial statements.

Index

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(202,821)	$265,397	$395,851
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(214,581)	131,870	(51,103)
Decrease (increase) in funds held by reinsureds, net	(62,082)	(8,910)	31,915
Decrease (increase) in reinsurance receivables	(96,003)	(271,644)	15,207
Decrease (increase) in federal income taxes receivable	79,504	(13,560)	(70,447)
Decrease (increase) in deferred tax asset	(187,967)	28,192	170,490
Decrease (increase) in prepaid reinsurance premiums	3,655	(66,408)	(103,677)
Increase (decrease) in reserve for losses and loss adjustment expenses	674,001	318,301	(175,589)
Increase (decrease) in unearned premiums	(46,182)	40,729	54,760
Increase (decrease) in other net payable to reinsurers	153,508	22,072	62,535
Change in equity adjustments in limited partnerships	(42,047)	(45,463)	28,467
Change in other assets and liabilities, net	69,549	(63,273)	32,904
Non-cash compensation expense	6,166	6,382	5,384
Amortization of bond premium (accrual of bond discount)	10,125	8,614	11,665
Amortization of underwriting discount on senior notes	49	76	192
Realized gain on debt repurchase	-	-	(78,271)
Net realized capital (gains) losses	41,116	(65,291)	(56,928)
Net cash provided by (used in) operating activities	185,990	287,084	273,355

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	695,921	676,822	445,817
Proceeds from fixed maturities matured/called - available for sale, at fair value	12,775	-	15,358
Proceeds from fixed maturities sold - available for sale, at market value	1,209,150	953,714	102,396
Proceeds from fixed maturities sold - available for sale, at fair value	65,158	20,237	14,778
Proceeds from equity securities sold - available for sale, at market value	27,096	-	23,028
Proceeds from equity securities sold - available for sale, at fair value	237,849	230,562	43,483
Proceeds from sale of subsidiary to related party	61,005	-	-
Distributions from other invested assets	121,176	60,283	28,460
Cost of fixed maturities acquired - available for sale, at market value	(1,455,940)	(785,831)	(1,152,966)
Cost of fixed maturities acquired - available for sale, at fair value	(27,481)	(134,324)	(27,555)
Cost of equity securities acquired - available for sale, at market value	(27,059)	-	-
Cost of equity securities acquired - available for sale, at fair value	(746,604)	(475,047)	(265,272)
Cost of other invested assets acquired	(53,070)	(33,021)	(43,628)
Cost of other invested assets acquired, at fair value	(37,611)	(379,591)	(25,840)
Cost of businesses acquired	(63,100)	-	-
Net change in short-term investments	89,735	(254,160)	666,882
Net change in unsettled securities transactions	13,467	(11,773)	6,042
Net cash provided by (used in) investing activities	122,467	(132,129)	(169,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	275	200	30
Net cost of senior notes maturing	-	(200,000)	-
Revolving credit borrowings	(50,000)	50,000	-
Net cost of debt repurchase	-	-	(83,026)
Net cash provided by (used in) financing activities	(49,725)	(149,800)	(82,996)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(28,557)	5,457	(6,126)

Net increase (decrease) in cash	230,175	10,612	15,216
Cash, beginning of period	118,092	107,480	92,264
Cash, end of period	$348,267	$118,092	$107,480

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$(62,137)	$(51,360)	$30,859
Interest paid	50,091	58,921	71,256

Non-cash transaction:
Net assets acquired and liabilities assumed from business acquisitions	19,130	-	-

The accompanying notes are an integral part of the consolidated financial statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The statements include all of the following domestic and foreign direct and indirect subsidiaries of the Company:  Everest Reinsurance Company (“Everest Re”), Everest National Insurance Company (“Everest National”), Everest Indemnity Insurance Company (“Everest Indemnity”), Everest Security Insurance Company (“Everest Security”), Heartland Crop Insurance, Inc. (“Heartland”), Everest Insurance Company of Canada (“Everest Canada”), Premiere Insurance Underwriting Services (“Premiere”), Mt. Whitney Securities, Inc., Everest Reinsurance Company – Escritório de Representação No Brasil Ltda. (“Everest Brazil”), Mt. McKinley Managers, L.L.C., Workcare Southeast, Inc., Workcare Southeast of Georgia, Inc. and Mt. McKinley Insurance Company (“Mt. McKinley”).  The Company sold Everest Canada and Premiere to Holdings Ireland, an affiliated company, during the fourth quarter of 2011.  All amounts are reported in U.S. dollars.

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

B.  Investments.
Fixed maturity and equity security investments available for sale, at market value, reflect unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, in stockholder’s equity, net of income taxes in “accumulated other comprehensive income (loss)” in the consolidated balance sheets.  Fixed maturity, equity securities and other invested assets carried at fair value reflect fair value re-measurements as net realized capital gains and losses in the consolidated statements of operations and comprehensive income (loss).  The Company records changes in fair value for its fixed maturities-available for sale, at market value through shareholders’ equity, net of taxes in accumulated other comprehensive income (loss) since cash flows from these investments will be primarily used to settle its reserve for losses and loss adjustment expense liabilities.  The Company anticipates holding these investments for an extended period as the cash flow from interest and maturities will fund the projected payout of these liabilities.  Fixed maturities carried at fair value represent a portfolio of foreign denominated fixed maturity securities, which will be used to settle loss and loss adjustment reserves in the same currency, and a portfolio of convertible bond securities, which have characteristics similar to equity securities.  The Company carries all of its equity securities at fair value except for mutual fund investments whose underlying investments are comprised of fixed maturity securities. For equity securities, available for sale, at fair value, the Company reflects changes in value as net realized capital gains and losses since these securities may be sold in the near term depending on financial market conditions.  Other invested assets, at fair value, are comprised of common shares of the Company’s ultimate parent, Everest Re Group, Ltd.  Interest income on

Index

all fixed maturities and dividend income on all equity securities are included as part of net investment income in the consolidated statements of operations and comprehensive income (loss).  Unrealized losses on fixed maturities, which are deemed other-than-temporary and related to the credit quality of a security, are charged to net income (loss) as net realized capital losses.  Short-term investments are stated at cost, which approximates market value.  Realized gains or losses on sales of investments are determined on the basis of identified cost.  For non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality, and cash flow characteristics of each security.  For publicly traded securities, market value is based on quoted market prices or valuation models that use observable market inputs.  When a sector of the financial markets is inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Retrospective adjustments are employed to recalculate the values of asset-backed securities.  Each acquisition lot is reviewed to recalculate the effective yield.  The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition.  Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities.  Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used to effect the calculation of projected and prepayments for pass-through security types.  Other invested assets include limited partnerships, rabbi trusts and an affiliated entity.  Limited partnerships and the affiliated entity are accounted for under the equity method of accounting, which can be recorded on a monthly or quarterly lag.

C.  Uncollectible Receivable Balances.
The Company provides reserves for uncollectible reinsurance recoverable and premium receivable balances based on management’s assessment of the collectability of the outstanding balances.  Such reserves are presented in the table below for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2011	2010
Reinsurance recoverable and premium receivables	$33,430	$34,121

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

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Deferred acquisition costs	$338,655	$335,061	$344,577

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

Index

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

G.  Prepaid Reinsurance Premiums.
Prepaid reinsurance premiums represent unearned premium reserves ceded to other reinsurers.  Prepaid reinsurance premiums for any foreign reinsurers comprising more than 10% of the outstanding balance at December 31, 2011 were collateralized either through a trust arrangement or letters of credit, thereby limiting the credit risk to the Company.

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

I.  Foreign Currency.
Assets and liabilities relating to foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; revenues and expenses are translated into U.S. dollars using average exchange rates in effect during the reporting period.  Gains and losses resulting from translating foreign currency financial statements, net of deferred income taxes, are excluded from net income (loss) and accumulated in stockholder’s equity.  Gains and losses resulting from foreign currency transactions, other than debt securities available for sale, are recorded through the consolidated statements of operations and comprehensive income (loss) in other income (expense).  Gains and losses resulting from changes in the foreign currency exchange rates on debt securities, available for sale at market value, are recorded in the consolidated balance sheets in accumulated other comprehensive income (loss) as unrealized appreciation (depreciation) and any losses which are deemed other-than-temporary are changed to net income (loss) as net realized capital loss.

J.  Segmentation.
The Company, through its subsidiaries, operates in three segments:  U.S. Reinsurance, Insurance and International.  See also Note 18.

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

L. Application of Recently Issued Accounting Standard Changes.
Financial Accounting Standards Board Launched Accounting Codification.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance establishing the FASB Accounting Standards CodificationTM (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification have become non-authoritative.

Index

Following the Codification, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

GAAP is not intended to be changed as a result of the FASB’s Codification, but it will change the way the guidance is organized and presented.  As a result, these changes have a significant impact on how companies reference GAAP in their financial statements and in the accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company’s adoption of this guidance impacts the way the Company references U.S. GAAP accounting standards in the financial statements and Notes to Consolidated Financial Statements.

Intangibles-Goodwill or Other.  In September 2011, the FASB amended the authoritative guidance for disclosures on Goodwill Impairment.  The amendment allows an entity first to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis in determining whether it is necessary to perform the two-step goodwill impairment test.  This guidance is effective for periods beginning after December 15, 2011.  The Company will adopt this guidance as of January 1, 2012.

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

Treatment of Insurance Contract Acquisition Costs. In October 2010, the FASB issued authoritative guidance for the accounting for costs associated with acquiring or renewing insurance contracts.  The guidance identifies the incremental direct costs of contract acquisition and costs directly related to acquisition activities that should be capitalized.  This guidance is effective for reporting periods beginning after December 15, 2011.  The Company will adopt this guidance as of January 1, 2012 and estimates that $7,215 thousand of acquisition costs will no longer be capitalized during 2012.

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

Index

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

2.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At December 31, 2011
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$77,351	$2,475	$(287)	$79,539
Obligations of U.S. states and political subdivisions	1,558,615	102,815	(525)	1,660,905
Corporate securities	1,200,941	45,070	(17,776)	1,228,235
Asset-backed securities	44,351	758	(6)	45,103
Mortgage-backed securities
Commercial	41,953	7,187	(1,266)	47,874
Agency residential	528,946	16,209	(1,762)	543,393
Non-agency residential	24,139	470	(320)	24,289
Foreign government securities	733,814	57,437	(2,602)	788,649
Foreign corporate securities	670,544	29,421	(10,924)	689,041
Total fixed maturity securities	$4,880,654	$261,842	$(35,468)	$5,107,028
Equity securities	$15	$-	$(5)	$10

Index

	At December 31, 2010
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$153,263	$2,450	$(5,146)	$150,567
Obligations of U.S. states and political subdivisions	2,809,514	116,920	(24,929)	2,901,505
Corporate securities	688,938	42,522	(9,775)	721,685
Asset-backed securities	19,860	705	(14)	20,551
Mortgage-backed securities
Commercial	31,887	7,618	-	39,505
Agency residential	355,928	13,975	(212)	369,691
Non-agency residential	29,373	912	(317)	29,968
Foreign government securities	731,930	32,678	(15,567)	749,041
Foreign corporate securities	617,666	20,939	(21,178)	617,427
Total fixed maturity securities	$5,438,359	$238,719	$(77,138)	$5,599,940
Equity securities	$15	$-	$(2)	$13

The $788,649 thousand of foreign government securities at December 31, 2011 included $80,223 thousand of European sovereign securities.  Approximately 54%, 21%, 9%, 8% and 5% represented securities held in the governments of France, the United Kingdom, Austria, Netherlands and Germany, respectively.  No other countries represented more than 5% of the European sovereign securities.  The Company held no sovereign securities of Portugal, Italy, Ireland, Greece or Spain at December 31, 2011.

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings into accumulated other comprehensive income (loss), on April 1, 2009.  The table below presents the pre-tax cumulative unrealized appreciation (depreciation) on those corporate securities, for the periods indicated:

	At December 31,
(Dollars in thousands)	2011	2010
Pre-tax cumulative unrealized appreciation (depreciation)	$635	$823

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity. Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At December 31, 2011		At December 31, 2010
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$224,406	$223,507	$212,728	$207,739
Due after one year through five years	2,055,299	2,129,437	1,642,227	1,681,497
Due after five years through ten years	955,253	1,009,893	1,203,497	1,253,609
Due after ten years	1,006,307	1,083,532	1,942,859	1,997,380
Asset-backed securities	44,351	45,103	19,860	20,551
Mortgage-backed securities
Commercial	41,953	47,874	31,887	39,505
Agency residential	528,946	543,393	355,928	369,691
Non-agency residential	24,139	24,289	29,373	29,968
Total fixed maturity securities	$4,880,654	$5,107,028	$5,438,359	$5,599,940

Index

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$66,765	$(48,690)
Fixed maturity securities, other-than-temporary impairment	(188)	2,862
Fixed maturity securities, reclassification due to sale of subsidiary to related party, pre-tax	(1,785)	-
Equity securities	(3)	(1)
Other invested assets	(1,515)	2,389
Change in unrealized appreciation (depreciation), pre-tax	63,274	(43,440)
Deferred tax benefit (expense)	(22,837)	16,206
Deferred tax benefit (expense), other-than-temporary impairment	66	(1,002)
Deferred tax benefit (expense), reclassification due to sale of subsidiary to related party	625	-
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$41,128	$(28,236)

The Company frequently reviews all of its fixed maturity, available for sale securities for declines in market value and focuses its attention on securities whose fair value has fallen below 80% of their amortized cost at the time of review.  The Company then assesses whether the decline in value is temporary or other-than-temporary.  In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information.  Generally, a change in a security’s value caused by a change in the market, interest rate or foreign exchange environment does not constitute an other-than-temporary impairment, but rather a temporary decline in market value.  Temporary declines in market value are recorded as unrealized losses in accumulated other comprehensive income (loss).  If the Company determines that the decline is other-than-temporary and the Company does not have the intent to sell the security; and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, the carrying value of the investment is written down to fair value.  The fair value adjustment that is credit or foreign exchange related is recorded in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss). The fair value adjustment that is non-credit related is recorded as a component of other comprehensive income (loss), net of tax, and is included in accumulated other comprehensive income (loss) in the Company’s consolidated balance sheets.  The Company’s assessments are based on the issuers current and expected future financial position, timeliness with respect to interest and/or principal payments, speed of repayments and any applicable credit enhancements or breakeven constant default rates on mortgage-backed and asset-backed securities, as well as relevant information provided by rating agencies, investment advisors and analysts.

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

Index

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2011 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$-	$-	$3,452	$(287)	$3,452	$(287)
Obligations of U.S. states and political subdivisions	-	-	7,518	(525)	7,518	(525)
Corporate securities	342,959	(8,449)	75,998	(9,327)	418,957	(17,776)
Asset-backed securities	819	(6)	-	-	819	(6)
Mortgage-backed securities
Commercial	9,292	(1,266)	-	-	9,292	(1,266)
Agency residential	151,951	(1,695)	7,199	(67)	159,150	(1,762)
Non-agency residential	41	-	20,693	(320)	20,734	(320)
Foreign government securities	12,777	(269)	40,743	(2,333)	53,520	(2,602)
Foreign corporate securities	77,458	(2,025)	94,182	(8,899)	171,640	(10,924)
Total fixed maturity securities	$595,297	$(13,710)	$249,785	$(21,758)	$845,082	$(35,468)
Equity securities	-	-	10	(5)	10	(5)
Total	$595,297	$(13,710)	$249,795	$(21,763)	$845,092	$(35,473)

	Duration of Unrealized Loss at December 31, 2011 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$9,583	$(59)	$26,204	$(4,486)	$35,787	$(4,545)
Due in one year through five years	213,809	(4,754)	137,972	(9,576)	351,781	(14,330)
Due in five years through ten years	186,061	(5,484)	37,964	(2,391)	224,025	(7,875)
Due after ten years	23,741	(446)	19,753	(4,918)	43,494	(5,364)
Asset-backed securities	819	(6)	-	-	819	(6)
Mortgage-backed securities	161,284	(2,961)	27,892	(387)	189,176	(3,348)
Total fixed maturity securities	$595,297	$(13,710)	$249,785	$(21,758)	$845,082	$(35,468)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2011 were $845,092 thousand and $35,473 thousand, respectively.  There were no unrealized losses on a single issuer that exceeded 0.09% of the market value of the fixed maturity securities at December 31, 2011.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $13,710 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities as well as commercial and agency residential mortgage-backed securities.  Of these unrealized losses, $5,635 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $21,758 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate and foreign government securities.  Of these unrealized losses, $15,880 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses were mainly comprised of corporate securities, with the majority representing a large number of short duration, floating interest rate bank loan securities.  The gross unrealized depreciation for mortgage-backed securities included $56 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

Index

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

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2010 were $1,212,828 thousand and $77,140 thousand, respectively.  There were no unrealized losses on a single issuer that exceeded 0.09% of the market value of the fixed maturity securities at December 31, 2010.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $23,664 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated municipal, U.S. government, foreign government and domestic and foreign corporate securities.  Of these unrealized losses, $23,424 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $53,474 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to highly rated U.S. government, domestic and foreign corporate, foreign government and municipal securities.  Of these unrealized losses, $48,165 thousand related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses were mainly comprised of

Index

corporate securities.  The gross unrealized depreciation for mortgage-backed securities included $32 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.

Other invested assets, at fair value, is comprised of common shares of the Company’s ultimate parent, Group.  At December 31, 2011, the Company held 9,719,971 shares of Group representing 15.3% of the total outstanding shares.

The components of net investment income are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Fixed maturity securities	$232,287	$290,454	$286,031
Equity securities	29,694	10,190	3,573
Short-term investments and cash	1,078	407	3,484
Other invested assets
Limited partnerships	42,349	45,464	(28,467)
Dividends from Parent's shares	18,645	14,029	7,987
Other	2,741	1,274	74
Total gross investment income	326,794	361,818	272,682
Interest debited (credited) and other investment expense	(13,861)	(11,474)	(10,596)
Total net investment income	$312,933	$350,344	$262,086

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

The Company had contractual commitments to invest up to an additional $119,049 thousand in limited partnerships at December 31, 2011.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2016.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Fixed maturity securities, market value:
Other-than-temporary impairments	$(14,522)	$(2,106)	$(5,510)
Gains (losses) from sales	(16,652)	(33,323)	(34,100)
Fixed maturity securities, fair value:
Gain (losses) from sales	(905)	775	682
Gains (losses) from fair value adjustments	(15,518)	15,091	9,337
Equity securities, market value:
Gains (losses) from sales	37	-	8,041
Equity securities, fair value:
Gains (losses) from sales	7,644	6,153	7,513
Gains (losses) from fair value adjustments	7,200	52,790	30,908
Other invested assets, fair value:
Gains (losses) from fair value adjustments	(8,400)	25,912	40,048
Short-term investment gains (losses)	-	(1)	9
Total net realized capital gains (losses)	$(41,116)	$65,291	$56,928

Index

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Proceeds from sales of fixed maturity securities	$1,274,308	$973,951	$117,174
Gross gains from sales	39,363	8,436	8,174
Gross losses from sales	(56,920)	(40,984)	(41,592)

Proceeds from sales of equity secuities	$264,945	$230,562	$66,511
Gross gains from sales	15,875	11,446	16,437
Gross losses from sales	(8,194)	(5,293)	(883)

Securities with a carrying value amount of $1,410,030 thousand at December 31, 2011, were on deposit with various state or governmental insurance departments in compliance with insurance laws.

3.  RESERVES FOR LOSSES AND LAE

Reserves for losses and LAE.
Activity in the reserve for losses and LAE is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2011	2010	2009
Gross reserves at January 1	$7,652,303	$7,300,139	$7,419,993
Less reinsurance recoverables	(3,265,528)	(3,051,704)	(3,045,692)
Net reserves at January 1	4,386,775	4,248,435	4,374,301

Incurred related to:
Current year	1,862,836	1,414,604	1,021,687
Prior years	14,767	62,846	69,989
Total incurred losses and LAE	1,877,603	1,477,450	1,091,676

Paid related to:
Current year	447,182	277,177	183,566
Prior years	894,242	1,086,262	1,117,940
Total paid losses and LAE	1,341,424	1,363,438	1,301,506

Foreign exchange/translation adjustment	(6,762)	24,328	83,964

Net reserves at December 31	4,916,192	4,386,775	4,248,435
Plus reinsurance recoverables	3,374,427	3,265,528	3,051,704
Gross reserves at December 31	$8,290,619	$7,652,303	$7,300,139

(Some amounts may not reconcile due to rounding.)

Prior years’ reserves increased by $14,767 thousand, $62,846 thousand and $69,989 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.  The increase for 2011 was attributable to a $71,896 thousand increase in insurance and U.S. reinsurance business, primarily related to development on contractors’ liability, excess casualty and California workers compensation reserves, partially offset by the $57,129 thousand decrease in non-US reinsurance business, primarily related to favorable development on non-catastrophe property reserves.

Index

Prior years’ reserve development for 2010 was the result of $29,884 thousand increase in insurance reserves, primarily due to reserve strengthening on several terminated programs and $32,962 thousand increase in reinsurance reserves, as a result of losses from contractors’ liability exposure.

The increase for 2009 was the result of $25,989 thousand increase in insurance business, primarily contractor liability exposures, and $44,000 thousand in reinsurance reserves, in both domestic and international, as a result of losses from sub-prime exposures and property, partially offset by favorable development on other casualty lines.

Reinsurance Receivables.  Reinsurance receivables for both paid and unpaid losses totaled $3,471,302 thousand and $3,378,361 thousand at December 31, 2011 and 2010, respectively. At December 31, 2011, $2,774,864 thousand, or 79.9%, was receivable from Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”) and $213,601 thousand, or 6.2%, was receivable from C.V. Starr (Bermuda).  Bermuda Re and CV Starr (Bermuda) are all collateralized by trust agreements.  No other retrocessionaire accounted for more than 5% of reinsurance receivables.

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

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy. The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of reinsurance basis for the periods indicated:

	At December 31,
(Dollars in thousands)	2011	2010	2009
Gross basis:
Beginning of period reserves	$554,790	$638,674	$786,843
Incurred losses	753	-	-
Paid losses	(55,632)	(83,884)	(148,169)
End of period reserves	$499,911	$554,790	$638,674

Net basis:
Beginning of period reserves	$382,507	$430,421	$485,296
Incurred losses	(30)	(300)	(4,715)
Paid losses	(41,226)	(47,614)	(50,160)
End of period reserves	$341,251	$382,507	$430,421
At December 31, 2011, the gross reserves for A&E losses were comprised of $145,571 thousand representing case reserves reported by ceding companies, $102,934 thousand representing additional case reserves established by the Company on assumed reinsurance claims, $40,555 thousand representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley and $210,851 thousand representing IBNR reserves.

With respect to asbestos only, at December 31, 2011, the Company had gross asbestos loss reserves of $479,729 thousand, or 96.0%, of total A&E reserves, of which $382,334 thousand was for assumed business and $97,395 thousand was for direct business.

Index

4.  FAIR VALUE

The Company’s fixed maturity and equity securities are primarily managed by third party investment asset managers.  The investment asset managers obtain prices from nationally recognized pricing services.   These services seek to utilize market data and observations in their evaluation process.  They use pricing applications that vary by asset class and incorporate available market information and when fixed maturity securities do not trade on a daily basis the services will apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.  In addition, they use model processes, such as the Option Adjusted Spread model to develop prepayment and interest rate scenarios for securities that have prepayment features.

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.   No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at December 31, 2011 and 2010.

The Company internally manages a small public equity portfolio which had a fair value at December 31, 2011 of $126,173 thousand and all prices were obtained from publically published sources.

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

Index

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$79,539	$-	$79,539	$-
Obligations of U.S. States and political subdivisions	1,660,905	-	1,660,905	-
Corporate securities	1,228,235	-	1,228,235	-
Asset-backed securities	45,103	-	29,057	16,046
Mortgage-backed securities
Commercial	47,874	-	47,874	-
Agency residential	543,393	-	543,393	-
Non-agency residential	24,289	-	24,282	7
Foreign government securities	788,649	-	788,649	-
Foreign corporate securities	689,041	-	686,505	2,536
Total fixed maturities, market value	5,107,028	-	5,088,439	18,589

Fixed maturities, fair value	113,606	-	113,606	-
Equity securities, market value	10	10	-	-
Equity securities, fair value	1,207,053	1,090,959	116,094	-
Other invested assets, fair value	817,352	817,352	-	-

There were no significant transfers between Level 1 and Level 2 for the twelve months ended December 31, 2011.

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

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	December 31, 2011				December 31, 2010
	Asset-backed	Foreign	Non-agency		Corporate	Asset-backed	Foreign	Non-agency
(Dollars in thousands)	Securities	Corporate	RMBS	Total	Securities	Securities	Corporate	RMBS	Total
Beginning balance	$961	$3,635	$458	$5,054	$6,930	$6,258	$-	$426	$13,614
Total gains or (losses) (realized/unrealized)									-
Included in earnings (or changes in net assets)	194	(7)	11	198	(1)	(258)	1	105	(153)
Included in other comprehensive income (loss)	(659)	(66)	54	(671)	71	2,101	268	76	2,516
Purchases, issuances and settlements	15,550	2,609	(168)	17,991	(7,000)	(7,140)	3,366	(149)	(10,923)
Transfers in and/or (out) of Level 3	-	(3,635)	(348)	(3,983)	-	-	-	-	-
Ending balance	$16,046	$2,536	$7	$18,589	$-	$961	$3,635	$458	$5,054

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

Index

5.  CREDIT FACILITY

Effective August 15, 2011, the Company entered into a new three year, $150,000 thousand unsecured revolving credit facility with a syndicate of lenders, replacing the August 23, 2006 five year senior revolving credit facility.  Both the August 15, 2011 and August 23, 2006 revolving credit agreements, which have similar terms, are referred to as the “Holdings Credit Facility”.  Citibank N.A. is the administrative agent for the Holdings Credit Facility.  The Holdings Credit Facility may be used for liquidity and general corporate purposes.  The Holdings Credit Facility provides for the borrowing of up to $150,000 thousand with interest at a rate selected by Holdings equal to either, (1) the Base Rate (as defined below) or (2) a periodic fixed rate equal to the Eurodollar Rate plus an applicable margin.  The Base Rate means a fluctuating interest rate per annum in effect from time to time to be equal to the higher of (a) the rate of interest publicly announced by Citibank as its base rate, (b) 0.5% per annum above the Federal Funds Rate or (c) 1% above the one month London Interbank Offered Rate (“LIBOR”), in each case plus the applicable margin.  The amount of margin and the fees payable for the Holdings Credit Facility depends upon Holdings’ senior unsecured debt rating.

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875,000 thousand plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010, which at December 31, 2011, was $1,898,936 thousand.  As of December 31, 2011, the Company was in compliance with all Holdings Credit Facility covenants.

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At December 31, 2011				At December 31, 2010
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$150,000	$-			$150,000	$50,000	12/16/2010	1/18/2011
Total revolving credit borrowings		-				50,000
Total letters of credit		5,020		12/31/2012		9,527		12/31/2011

Total Citibank Holdings Credit Facility	$150,000	$5,020			$150,000	$59,527

The following table presents the costs incurred in connection with the Holdings Credit Facility for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Credit facility fees incurred	$476	$457	$226

6.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices.

				December 31, 2011		December 31, 2010
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$249,858	$251,370	$249,812	$267,500
8.75% Senior notes (matured and paid on March 15, 2010)	03/14/2000	03/15/2010	$200,000	$-	$-	$-	$-

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Interest expense incurred	$13,546	$17,219	$31,190

Index

7.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices.

			Maturity Date		December 31, 2011		December 31, 2010
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,354	$210,195	$238,351	$227,825

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Interest expense incurred	$15,748	$15,748	$18,322

Index

8.  JUNIOR SUBORDINATED DEBT SECURITIES PAYABLE

The following table displays Holdings’ outstanding junior subordinated debt securities due to Everest Re Capital Trust II (“Capital Trust II”), a wholly owned finance subsidiary of Holdings.  Fair value is primarily based on the quoted market price of the related trust preferred securities.

				December 31, 2011		December 31, 2010
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Amount Issued	Sheet Amount	Fair Value	Sheet Amount	Fair Value
6.20% Junior subordinated debt securities	03/29/2004	03/29/2034	$329,897	$329,897	$326,313	$329,897	$294,825

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

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Interest expense incurred	$20,454	$20,454	$20,454

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

There are certain regulatory and contractual restrictions on the ability of Holdings’ operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances.  The insurance laws of the State of Delaware, where Holdings’ direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds.  In addition, the terms of Holdings Credit Facility (discussed in Note 5) require Everest Re, Holdings’ principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year.  At December 31, 2011, $2,108,692 thousand of the $2,763,171 thousand in net assets of Holdings’ consolidated subsidiaries were subject to the foregoing regulatory restrictions.

9.  TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to a non-affiliated ceding company.  At December 31, 2011, the total amount on deposit in the trust account was $14,900 thousand.

Index

10.  OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2011, for all of the Company’s operating leases with remaining non-cancelable terms in excess of one year are as follows:

(Dollars in thousands)
2012	$10,808
2013	10,510
2014	8,953
2015	9,212
2016	9,293
Thereafter	33,713
Net commitments	$82,489

(Some amounts may not recconcile due to rounding.)

All of these leases, the expiration terms of which range from 2013 to 2020, are for the rental of office space.  Rental expense was $12,656 thousand, $11,769 thousand and $10,489 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

11.  INCOME TAXES

All the income of Holdings’ U.S. subsidiaries is subject to the applicable federal, foreign, state and local taxes on corporations.  Additionally, the income of foreign branches of the Company’s insurance operating companies is subject to various income taxes.  The provision for income taxes in the consolidated statement of operations and comprehensive income (loss) has been determined in accordance with the individual income of each entity and the respective applicable tax laws. The provision reflects the permanent differences between financial and taxable income relevant to each entity. The significant components of the provision are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Current tax expense (benefit):
U.S.	$660	$(73,747)	$(49,644)
Foreign	19,227	9,797	8,184
Total current tax expense (benefit)	19,887	(63,950)	(41,460)
Total deferred U.S. tax expense (benefit)	(190,564)	27,322	170,852
Total income tax expense (benefit)	$(170,677)	$(36,628)	$129,392

A reconciliation of the U.S. federal income tax rate to the Company’s effective tax rate is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011		2010		2009
Expected income tax provision at the U.S. statutory tax rate	$(130,724)	35.0%	$80,069	35.0%	$183,835	35.0%
Increase (reduction) in taxes resulting from:
Tax exempt income	(33,672)	9.0%	(56,457)	-24.7%	(60,378)	-11.5%
Dividend received deduction	(6,517)	1.7%	(2,535)	-1.1%	(1,409)	-0.3%
Proration	5,080	-1.4%	8,510	3.7%	9,139	1.7%
Tax audit settlement	(710)	0.2%	(48,867)	-21.4%	(13,069)	-2.5%
Other, net	(4,134)	1.1%	(17,348)	-7.6%	11,274	2.1%
Total income tax provision and effective tax rate	$(170,677)	45.7%	$(36,628)	-16.0%	$129,392	24.6%

Index

During the fourth quarter of 2011, the Company identified an understatement in its deferred tax asset account of $12,232 thousand.  The understatement resulted from differences between filed and recorded amounts that had accumulated over several prior periods.  The Company corrected this understatement in its 2011 financial statements, resulting in an additional $12,232 thousand income tax benefit included in the income tax expense (benefit) caption in the consolidated statements of operations and comprehensive income (loss) and increased net income for the same amount for the year ended December 31, 2011 and for the fourth quarter 2011.  The Company also increased its deferred tax asset in its consolidated balance sheets by the same amount.  The Company believes that this out of period adjustment is immaterial to its full year 2011 financial statements, its fourth quarter 2011 financial statements, and to all prior periods.  As such, the Company has not restated any prior period amounts.

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S. tax laws and regulations.  The principal items making up the net deferred income tax assets are as follows for the periods indicated:

	At December 31,
(Dollars in thousands)	2011	2010
Deferred tax assets:
Loss reserve	$183,883	$177,237
Net operating loss carryforward	167,089	-
Foreign tax credits	74,253	55,026
Unearned premium reserve	43,020	46,146
Deferred gain on reinsurance	31,464	35,903
Unfunded pension liability	29,903	14,045
Alternative minimum tax credits	21,438	41,693
Deferred expenses	19,351	17,447
Deferred compensation	7,243	7,271
Uncollectible reinsurance reserve	5,675	5,675
Investment impairments	4,478	3,988
Other assets	17,717	14,056
Total deferred tax assets	605,514	418,487

Deferred tax liabilities:
Net unrealized investment gains	97,442	78,478
Deferred acquisition costs	58,571	64,487
Net unrealized foreign currency gains	45,837	45,234
Gain on tender of debt	27,395	27,395
Bond market discount	2,902	3,062
Other liabilities	6,877	15,906
Total deferred tax liabilities	239,024	234,562

Net deferred tax assets	$366,490	$183,924

Index

A reconciliation of the beginning and ending amount of unrecognized tax benefits, for the periods indicated, is as follows:

(Dollars in thousands)	2011	2010	2009
Balance at January 1	$23,773	$29,010	$34,366
Additions based on tax positions related to the current year	8,139	7,119	6,997
Additions for tax positions of prior years	-	-	-
Reductions for tax positions of prior years	-	-	-
Settlements with taxing authorities	-	(12,356)	(12,353)
Lapses of applicable statutes of limitations	-	-	-
Balance at December 31	$31,912	$23,773	$29,010

The entire amount of the unrecognized tax benefits would affect the effective tax rate if recognized.

In 2010, the Company favorably settled a 2003 and 2004 IRS audit.  During the years ended December 31, 2011 and 2010, the Company recorded a net overall tax benefit including accrued interest of $710 thousand and $25,920 thousand, respectively.  In addition, in 2010, the Company was also able to take down a $12,356 thousand FIN 48 reserve that had been established regarding the 2003 and 2004 IRS audit.  The Company is no longer subject to U.S. federal, state and local or foreign income tax examinations by tax authorities for years before 2007.

The Company recognizes accrued interest related to net unrecognized tax benefits and penalties in income taxes.  During the years ended December 31, 2011, 2010 and 2009, the Company accrued and recognized a net expense (benefit) of approximately $957 thousand, ($9,938) thousand and $1,563 thousand, respectively, in interest and penalties.  Included within the 2010 net expense (benefit) of ($9,938) thousand is ($10,591) thousand of accrued interest related to the 2003 and 2004 IRS audit.

The Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

For U.S. income tax purposes the Company has foreign tax credit carryforwards of $74,253 thousand that begin to expire in 2017 and net operating loss carryforwards of $477,397 thousand that begin to expire in 2030. In addition, for U.S. income tax purposes the Company has $21,438 thousand of Alternative Minimum Tax credits that do not expire. Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets and accordingly, no valuation allowance has been recorded for the periods presented.

Tax benefits of $1,266 thousand and $339 thousand of share-based compensation deductions for stock options exercised in 2011 and 2010, respectively, are reflected in additional paid-in capital in the stockholder’s equity section of the consolidated balance sheet.

Index

12.  REINSURANCE

The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences.  These agreements provide for recovery from reinsurers of a portion of losses and LAE under certain circumstances without relieving the ceding company of its obligations to the policyholders.  Losses and LAE incurred and premiums earned are reported after deduction for reinsurance.  In the event that one or more of the reinsurers were unable to meet their obligations under these reinsurance agreements, the Company would not realize the full value of the reinsurance recoverable balances.  The Company may hold partial collateral, including letters of credit, trust accounts and funds held, under these agreements.  See also Note 1C and Note 3.

Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Written premiums:
Direct	$808,526	$823,305	$824,267
Assumed	2,749,993	2,644,451	2,509,850
Ceded	(1,804,508)	(1,679,045)	(1,598,816)
Net written premiums	$1,754,011	$1,788,711	$1,735,301

Premiums earned:
Direct	$867,340	$823,734	$808,634
Assumed	2,734,765	2,602,704	2,471,667
Ceded	(1,808,250)	(1,612,615)	(1,495,241)
Net premiums earned	$1,793,855	$1,813,823	$1,785,060

Incurred losses and LAE:
Direct	$738,823	$703,229	$654,409
Assumed	2,491,002	1,946,124	1,348,581
Ceded	(1,352,222)	(1,171,903)	(911,314)
Net incurred losses and LAE	$1,877,603	$1,477,450	$1,091,676

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

Index

The table below represents affiliated quota share reinsurance agreements ("whole account quota share") for all new and renewal business for the indicated coverage period:

(Dollars in thousands)
		Percent	Assuming		Single		Aggregate
Coverage Period	Ceding Company	Ceded	Company	Type of Business	Occurrence Limit		Limit

01/01/2002-12/31/2002	Everest Re	20.0%	Bermuda Re	property / casualty business	$-		$-

01/01/2003-12/31/2003	Everest Re	25.0%	Bermuda Re	property / casualty business	-		-

01/01/2004-12/31/2005	Everest Re	22.5%	Bermuda Re	property / casualty business	-		-
	Everest Re	2.5%	Everest International	property / casualty business	-		-

01/01/2006-12/31/2006	Everest Re	18.0%	Bermuda Re	property business	125,000	(1)	-
	Everest Re	2.0%	Everest International	property business	-		-

01/01/2006-12/31/2007	Everest Re	31.5%	Bermuda Re	casualty business	-		-
	Everest Re	3.5%	Everest International	casualty business	-		-

01/01/2007-12/31/2007	Everest Re	22.5%	Bermuda Re	property business	130,000	(1)	-
	Everest Re	2.5%	Everest International	property business	-		-

01/01/2008-12/31/2008	Everest Re	36.0%	Bermuda Re	property / casualty business	130,000	(1)	275,000	(2)
	Everest Re	4.0%	Everest International	property / casualty business	-		-

01/01/2009-12/31/2009	Everest Re	36.0%	Bermuda Re	property / casualty business	150,000	(1)	325,000	(2)
	Everest Re	8.0%	Everest International	property / casualty business	-		-

01/01/2010-12/31/2010	Everest Re	44.0%	Bermuda Re	property / casualty business	150,000		325,000

01/01/2011-12/31/2011	Everest Re	50.0%	Bermuda Re	property / casualty business	150,000		300,000

01/01/2012	Everest Re	50.0%	Bermuda Re	property / casualty business	100,000		200,000

01/01/2003-12/31/2006	Everest Re- Canadian Branch	50.0%	Bermuda Re	property business	-		-
01/01/2007-12/31/2009	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	-		-
01/01/2010-12/31/2010	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	350,000		-
01/01/2011-12/31/2011	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	350,000		-
01/01/2012 (3)	Everest Re- Canadian Branch	75.0%	Bermuda Re	property / casualty business	220,000		440,000

01/01/2012	Everest Canada	80.0%	Everest Re- Canadian Branch	property business	-		-

(1) The single occurance limit is applied before the loss cessions to either Bermuda Re or Everest International.
(2) The aggregate limit is applied before the loss cessions to either Bermuda Re or Everest International.
(3) Pending regulatory approval.

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, for the periods indicated:

Bermuda Re	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Ceded written premiums	$1,627,298	$1,375,778	$1,181,875
Ceded earned premiums	1,565,561	1,282,720	1,142,223
Ceded losses and LAE (a)	1,226,832	923,123	699,515

Everest International	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Ceded written premiums	$885	$48,128	$217,708
Ceded earned premiums	18,238	99,731	182,436
Ceded losses and LAE	5,084	93,648	100,768

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

Index

13.  COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009

Net income (loss)	$(202,821)	$265,397	$395,851
Other comprehensive income (loss), before tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period
URA(D) of investments - temporary	34,109	(81,731)	294,401
URA(D) of investments - non-credit OTTI	(188)	2,862	10,943
URA(D) on securities arising during the period	33,921	(78,869)	305,344
Less: reclassification adjustment for realized losses included in net income (loss)	31,138	35,429	31,569
Total URA(D) on securities arising during the period	65,059	(43,440)	336,913
Foreign currency translation adjustments	(4,316)	41,597	43,223
Pension adjustments	(45,310)	(2,792)	11,466
Total other comprehensive income (loss), before tax	15,434	(4,635)	391,602

Income tax benefit (expense) related to items of other comprehensive income (loss):
Tax benefit (expense) on URA(D) arising during the period
Tax benefit (expense) on URA(D) of investments - temporary	(11,939)	28,606	(103,041)
Tax benefit (expense) on URA(D) of investments - non-credit OTTI	66	(1,002)	(3,830)
Tax benefit (expense) on URA(D) on securities arising during the period	(11,873)	27,604	(106,871)
Tax reclassification due to realized gains (losses) included in net income (loss)	(10,898)	(12,400)	(11,049)
Total tax benefit (expense) from URA(D) arising during the period	(22,771)	15,204	(117,920)
Tax benefit (expense) from foreign currency translation	1,511	(14,558)	(15,128)
Tax benefit (expense) on pension	15,858	977	(4,013)
Total income tax benefit (expense) related to items of other comprehensive income (loss):	(5,402)	1,623	(137,061)
Other comprehensive income (loss), net of tax	10,032	(3,012)	254,541
Comprehensive income (loss)	$(192,789)	$262,385	$650,392

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010

Beginning balance of URA (D) on securities	$106,009	$134,245
Current period change in URA (D) of investments - temporary	42,413	(30,096)
Current period change in URA (D) of investments - non-credit OTTI	(122)	1,860
Current period change in URA (D) of investments - reclassification due to sale of subsidiary to related party	(1,160)	-
Ending balance of URA (D) on securities	147,140	106,009

Beginning balance of foreign currency translation adjustments	84,040	57,001
Current period change in foreign currency translation adjustments	(2,807)	27,039
Current period change in foreign currency translation adjustments - reclassification due to sale of subsidiary to related party	1,952	-
Ending balance of foreign currency translation adjustments	83,185	84,040

Beginning balance of pension	(26,083)	(24,268)
Current period change in pension	(29,452)	(1,815)
Ending balance of pension	(55,535)	(26,083)

Ending balance of accumulated other comprehensive income (loss)	$174,790	$163,966

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

Although not required to make contributions under IRS regulations, the following table summarizes the Company’s contributions to the defined benefit pension plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Company contributions	$3,223	$6,759	$7,851

The following table summarizes the Company’s pension expense for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Pension expense	$10,874	$10,783	$10,772

The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010
Change in projected benefit obligation:
Benefit obligation at beginning of year	$138,392	$118,166
Service cost	7,548	6,944
Interest cost	7,702	7,052
Actuarial loss	26,802	14,631
Benefits paid	(5,080)	(8,401)
Projected benefit obligation at end of year	175,364	138,392

Change in plan assets:
Fair value of plan assets at beginning of year	114,470	100,728
Actual return on plan assets	(11,309)	15,383
Actual contributions during the year	3,223	6,760
Benefits paid	(5,080)	(8,401)
Fair value of plan assets at end of year	101,304	114,470

Funded status at end of year	$(74,060)	$(23,922)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2011	2010
Other assets (due beyond one year)	$-	$952
Other liabilities (due within one year)	(3,497)	(2,560)
Other liabilities (due beyond one year)	(70,563)	(22,314)
Net amount recognized in the consolidated balance sheets	$(74,060)	$(23,922)

Index

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2011	2010
Prior service cost	$(168)	$(217)
Accumulated income (loss)	(78,755)	(36,219)
Accumulated other comprehensive income (loss)	$(78,923)	$(36,436)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2011	2010
Other comprehensive income (loss) at December 31, prior year	$(36,436)	$(33,974)
Net gain (loss) arising during period	(47,177)	(7,220)
Recognition of amortizations in net periodic benefit cost:
Prior service cost	49	49
Actuarial loss	4,641	4,709
Other comprehensive income (loss) at December 31, current year	$(78,923)	$(36,436)

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Service cost	$7,548	$6,944	$6,015
Interest cost	7,702	7,052	6,385
Expected return on assets	(9,067)	(7,971)	(6,145)
Amortization of actuarial loss from earlier periods	3,367	2,467	3,663
Amortization of unrecognized prior service cost	49	49	49
Settlement	1,275	2,242	805
Net periodic benefit cost	$10,874	$10,783	$10,772

Other changes recognized in other comprehensive income (loss):
Other comprehensive income (loss) attributable to change from prior year	42,487	2,462

Total recognized in net periodic benefit cost and other
comprehensive income (loss)	$53,361	$13,244

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $0 thousand, $7,062 thousand and $49 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2011, 2010 and 2009 were 5.60%, 6.10% and 6.25%, respectively.  The rate of compensation increase used to determine the net periodic benefit cost for 2011, 2010 and 2009 was 4.0%.  The expected long-term rate of return on plan assets for 2011, 2010 and 2009 was 8%, and was based on expected portfolio returns and allocations.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2011, 2010, and 2009 were 4.60%, 5.60% and 6.10%, respectively.

Index

The following table summarizes the accumulated benefit obligation for the periods indicated:

	At December 31,
(Dollars in thousands)	2011	2010
Qualified Plan	$118,981	$91,254
Non-qualified Plan	21,231	19,141
Total	$140,212	$110,395

The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2011	2010
Qualified Plan
Projected benefit obligation	$146,350	NA
Fair value of plan assets	101,304	NA
Non-qualified Plan
Projected benefit obligation	$29,014	$24,874
Fair value of plan assets	-	-

The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2011	2010
Qualified Plan
Accumulated benefit obligation	$118,981	NA
Fair value of plan assets	101,304	NA
Non-qualified Plan
Accumulated benefit obligation	$21,231	$19,141
Fair value of plan assets	-	-

The following table displays the expected benefit payments in the periods indicated:

(Dollars in thousands)
2012	$6,068
2013	7,459
2014	7,464
2015	6,913
2016	6,994
Next 5 years	39,715

Plan assets consist of shares in investment trusts with approximately 64%, 33% and 3% of the underlying assets consisting of equity securities, fixed maturities and cash, respectively.  The Company manages the qualified plan investments for U.S. employees.  The assets in the plan consist of debt and equity mutual funds.  Due to the long term nature of the plan, the target asset allocation has historically been 70% equities and 30% bonds.

Index

The following tables present the fair value measurement levels for the qualified plan assets at fair value for the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$317	$317	$-	$-
Short-term investments, which approximates fair value (a)	3,109	3,109	-	-
Mutual funds, fair value
Fixed income (b)	33,573	33,573	-	-
Equities (c)	55,423	55,423	-	-
Multi-strategy equity fund, fair value (d)	7,891	-	-	7,891
Private equity limited partnership	991	-	-	991
Total	$101,304	$92,422	$-	$8,882

(a)	This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.
(b)
This category includes three fixed income funds, which invest in investment grade securities of corporations, governments and government agencies with approximately half in U.S. securities and half in international securities.

(c)
This category includes eight funds, which invest in small, mid and multi-cap equity securities including common stocks, securities convertible into common stock and securities with common stock characteristics, such as rights and warrants, with approximately three-fourths in U.S. equities and one-fourth in international equities.

(d)
This category consists of a privately held fund of U.S. and international equity funds and may include currency hedges for the foreign funds. The fair value is provided by the external investment manager.

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

(c)
This category includes eight funds, which invest in small, mid and multi-cap equity securities including common stocks, securities convertible into common stock and securities with common stock characteristics, such as rights and warrants, with approximately three-fourths in U.S. equities and one-fourth in international equities.

(d)
This category consists of a privately held fund of U.S. and international equity funds and may include currency hedges for the foreign funds. The fair value is provided by the external investment manager.

Index

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturity investments, for the period indicated:

	Year Ended December 31,
	2011	2010
Assets:
Balance, beginning of period	$10,259	$6,564
Actual return on plan assets:
Realized gains (losses)	21	7
Unrealized gains (losses)	(2,380)	1,629
Purchases	1,200	2,000
Investment income earned on assets	(95)	146
Sales	(123)	(88)
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$8,882	$10,259

The amount of total gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses)
relating to assets still held at the reporting date	$(2,401)	$2,149

(Some amounts may not reconcile due to rounding.)

The Company does not expect to make any contributions to the qualified plan in 2012.

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

The following table presents the Company’s incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Incurred expenses	$2,062	$1,801	$1,631

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees.  Each non-U.S. office (Brazil, Canada and Singapore) maintains a separate plan for the non-U.S. employees working in that location.  The Company contributes various amounts based on salary, age and/or years of service.  The contributions as a percentage of salary for the branch offices range from 1.6% to 9.3%.  The contributions are generally used to purchase pension benefits from local insurance providers.  The following table presents the Company’s incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Incurred expenses	$419	$377	$317

Index

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

The following medical cost trend rates were used to determine net cost and benefit obligations:  a healthcare inflation rate for pre-Medicare claims of 7.9% in 2011 was assumed to decrease gradually to 4.5% in 2027 and then remain at that level; and a healthcare inflation rate for post-Medicare claims of 6.4% in 2011 was assumed to decrease gradually to 4.5% in 2027 then remain at that level.

Changes in the assumed healthcare cost trend can have a significant effect on the amounts reported for the healthcare plans.  A one percent change in the rate would have the following effects on:

	Percentage	Percentage
	Point Increase	Point Decrease
(Dollars in thousands)	($ Impact)	($ Impact)
a. Effect on total service and interest cost components	$286	$(240)
b. Effect on accumulated post-retirement benefit obligation	2,456	(2,089)

The following table presents the post-retirement benefit expenses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Post-retirement benefit expenses	$2,258	$1,947	$1,769

The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in thousands)	2011	2010
Change in projected benefit obligation:
Benefit obligation at beginning of year	$16,754	$14,919
Service cost	1,165	1,017
Interest cost	934	849
Actuarial loss	2,930	412
Excise tax cost	53	-
Benefits paid	(374)	(443)
Benefit obligation at end of year	21,462	16,754

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	374	443
Benefits paid	(374)	(443)
Fair value of plan assets at end of year	-	-

Funded status at end of year	$(21,462)	$(16,754)

Index

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2011	2010
Other liabilities (due within one year)	$(470)	$(377)
Other liabilities (due beyond one year)	(20,992)	(16,377)
Net amount recognized in the consolidated balance sheets	$(21,462)	$(16,754)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2011	2010
Accumulated income (loss)	$(6,516)	$(3,692)
Accumulated other comprehensive income (loss)	$(6,516)	$(3,692)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2011	2010
Other comprehensive income (loss) at December 31, prior year	$(3,692)	$(3,361)
Net gain (loss) arising during period	(2,983)	(412)
Recognition of amortizations in net periodic benefit cost:
Actuarial loss (gain)	159	81
Other comprehensive income (loss) at December 31, current year	$(6,516)	$(3,692)

Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Service cost	$1,165	$1,017	$902
Interest cost	934	849	780
Net loss recognition	159	81	87
Net periodic cost	$2,258	$1,947	$1,769

Other changes recognized in other comprehensive income (loss):
Other comprehensive gain (loss) attributable to change from prior year	2,823	331

Total recognized in net periodic benefit cost and
other comprehensive income (loss)	$5,081	$2,278

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $0 thousand, $328 thousand and $0 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2011, 2010 and 2009 were 5.60%, 6.10% and 6.25%, respectively.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2011, 2010 and 2009 were 4.60%, 5.60% and 6.10%, respectively.

Index

The following table displays the expected benefit payments in the years indicated:

(Dollars in thousands)
2012	$469
2013	597
2014	717
2015	900
2016	1,048
Next 5 years	8,000

15.  DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

Dividend Restrictions.
Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement.  In addition, no dividend may be paid in excess of unassigned earned surplus.  At December 31, 2011, Everest Re has $232,211 thousand available for payment of dividends in 2012 without the need for prior regulatory approval.

Statutory Financial Information.
Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners (“NAIC”) and the Delaware Insurance Department.  Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual.  The capital and statutory surplus of Everest Re was $2,322,115 thousand and $2,527,519 thousand at December 31, 2011 and 2010, respectively.  The statutory net loss of Everest Re was $326,400 thousand for the year ended December 31, 2011 and the statutory net income of Everest Re was $218,452 thousand and $442,735 thousand for the years ended December 31, 2010 and 2009, respectively.

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

	Years Ended December 31,
(Dollars in thousands)	2011	2010
	$143,447	$150,560

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

	Years Ended December 31,
(Dollars in thousands)	2011	2010
	$27,634	$26,542

17.  RELATED-PARTY TRANSACTIONS

Parent

Group’s Board of Directors approved an amended share repurchase program authorizing Group and/or its subsidiary Holdings to purchase Group’s common shares through open market transactions, privately negotiated transactions or both.  The table below represents the amendments to the share repurchase program for the common shares approved for repurchase.

Common Shares
Authorized for
Amendment Date	Repurchase
(Dollars in thousands)

09/21/2004	$5,000,000
07/21/2008	5,000,000
02/24/2010	5,000,000
02/22/2012	5,000,000
$20,000,000

As of December 31, 2011, Holdings held 9,719,971 common shares of Group, which it had purchased in the open market between February 1, 2007 and March 8, 2011.  The table below represents the total purchase price for these common shares purchased.

(Dollars in thousands)
Total purchase price	$835,371

Index

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

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Dividends received	$18,645	$14,029	$7,987

Affiliated Companies

During the fourth quarter of 2011, the Company sold its subsidiaries, Everest Canada and Premiere, to an affiliated company, Holdings Ireland.  Holdings Ireland is a direct subsidiary of Group, the Company’s ultimate parent.  The Company sold the subsidiaries to Holdings Ireland for $61,005 thousand, which was the book value of the subsidiaries as of September 30, 2011.

Everest Global Services, Inc. (“Global Services”), an affiliate of Holdings, provides centralized management and home office services, through a management agreement, to Holdings and other affiliated companies within Holdings’ consolidated structure.  Services provided by Everest Global include executive managerial services, legal services, actuarial services, accounting services, information technology services and others.

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Expenses incurred	$61,108	$62,740	$53,015

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

18.  SEGMENT REPORTING

During the quarter ended September 30, 2011, the Company realigned its reporting segments to reflect recent changes in the type and volume of business written. The Company previously reported the results of Marine & Aviation, Surety, Accident and Health (“A&H”) Reinsurance and A&H Primary operations as a separate segment—Specialty Underwriting.  The A&H primary business, which is a relatively new line of business for the Company, has increased significantly, representing approximately 2% of premiums earned and is projected to continue to grow.  The A&H primary business is better aligned with the Insurance reporting segment based on the similarities of this business with those businesses already reflected in the Insurance segment.  The other operating units included in the Specialty Underwriting segment would have encompassed less than 5% of the Company’s premiums earned and their volume is projected to remain less than 5%.  As a result of the size of these remaining operating units and their similarity to the business reported within U.S. Reinsurance, they have been reclassified to the U.S. Reinsurance segment.  There has been no change to the International reporting segment.  The Company has restated all segment information for prior years to conform to the new reporting segment structure.

The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and A&H business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The Insurance operation writes property and casualty insurance, including medical stop loss insurance, directly and through

Index

general agents, brokers and surplus lines brokers within the U.S. and Canada.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada, Singapore and through offices in Brazil, Miami and New Jersey.

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

U.S. Reinsurance	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Gross written premiums	$1,346,830	$1,395,433	$1,407,078
Net written premiums	688,524	773,615	793,510

Premiums earned	$697,737	$777,704	$815,555
Incurred losses and LAE	623,113	556,529	440,748
Commission and brokerage	156,026	169,327	183,065
Other underwriting expenses	39,290	42,510	44,900
Underwriting gain (loss)	$(120,692)	$9,338	$146,842

Insurance	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Gross written premiums	$969,079	$865,371	$842,564
Net written premiums	450,423	373,737	352,077

Premiums earned	$459,437	$409,824	$382,802
Incurred losses and LAE	398,359	359,049	317,753
Commission and brokerage	40,356	29,568	29,848
Other underwriting expenses	87,734	69,676	74,627
Underwriting gain (loss)	$(67,012)	$(48,469)	$(39,426)

International	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Gross written premiums	$1,242,609	$1,206,953	$1,084,476
Net written premiums	615,064	641,359	589,714

Premiums earned	$636,681	$626,295	$586,703
Incurred losses and LAE	856,131	561,872	333,175
Commission and brokerage	142,273	136,166	131,664
Other underwriting expenses	27,307	27,646	23,083
Underwriting gain (loss)	$(389,030)	$(99,389)	$98,781

Index

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Underwriting gain (loss)	$(576,734)	$(138,520)	$206,197
Net investment income	312,933	350,344	262,086
Net realized capital gains (losses)	(41,116)	65,291	56,928
Realized gain on debt repurchase	-	-	78,271
Corporate expense	(6,073)	(5,867)	(7,722)
Interest, fee and bond issue cost amortization expense	(50,763)	(54,553)	(70,883)
Other income (expense)	(11,745)	12,074	366
Income (loss) before taxes	$(373,498)	$228,769	$525,243

The Company produces business in the U.S. and internationally.  The net income deriving from assets residing in the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records.  Based on gross written premium, the table below presents the largest country, other than the U.S., in which the Company writes business, for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Canada	$185,184	$186,861	$162,695

Approximately 29.9%, 27.0% and 22.7% of the Company’s gross written premiums in 2011, 2010 and 2009, respectively, were sourced through the Company’s largest intermediary.

19.  ACQUISITIONS

During the first quarter of 2011, the Company made several acquisitions to expand its domestic and Canadian insurance operations.  Below are descriptions of the transactions.

On January 2, 2011, the Company acquired the entire business and operations of Heartland of Topeka, Kansas for $55,000 thousand in cash, plus contingent payments in future periods based upon achievement of performance targets. Heartland is a managing general agent specializing in crop insurance.

On January 28, 2011, the Company acquired the entire business and operations of Premiere of Toronto, Canada.  Premiere is a managing general agent specializing in entertainment and sports and leisure risks.  On January 31, 2011, the Company acquired the renewal rights and operations of the financial lines business of Executive Risk Insurance Services, Ltd. (“Executive Risk”) of Toronto, Canada. The financial lines business of Executive Risk mainly underwrites Directors and Officers Liability, Fidelity, and Errors and Omissions Liability.

Overall, the Company recorded $35,068 thousand of goodwill and $26,903 thousand of intangible assets related to these acquisitions, which are reported as part of other assets within the consolidated balance sheets.  All intangible assets recorded as part of these acquisitions will be amortized on a straight line basis over seven years.

20. SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events.  The Company does not have any subsequent events to report.

Index

21. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the periods indicated:

	2011
(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$886,399	$811,508	$923,180	$937,431
Net written premiums	460,083	410,002	439,835	444,093

Premiums earned	459,393	452,050	442,862	439,550
Net investment income	87,132	84,459	78,325	63,017
Net realized capital gains (losses)	40,476	(68,184)	(179,036)	165,628
Total claims and underwriting expenses	679,757	432,337	435,649	822,846
Net income (loss)	(97,533)	8,807	261	(114,356)

	2010
(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$813,482	$846,009	$973,659	$834,606
Net written premiums	413,377	435,143	497,873	442,318

Premiums earned	414,134	442,724	465,302	491,663
Net investment income	85,107	89,346	74,212	101,679
Net realized capital gains (losses)	(5,307)	(95,473)	159,569	6,502
Total claims and underwriting expenses	527,559	438,317	445,610	540,857
Net income (loss)	(44,929)	16,887	168,652	124,787

Index

SCHEDULE I – SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2011

Column A	Column B	Column C	Column D
			Amount
			Shown in
		Market	Balance
(Dollars in thousands)	Cost	Value	Sheet
Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$77,351	$79,539	$79,539
State, municipalities and political subdivisions	1,558,615	1,660,905	1,660,905
Foreign government securities	733,814	788,649	788,649
Foreign corporate securities	670,544	689,041	689,041
Public utilities	67,755	71,565	71,565
All other corporate bonds	1,138,227	1,165,257	1,165,257
Mortgage - backed securities
Commercial	41,953	47,874	47,874
Agency residential	528,946	543,393	543,393
Non-agency residential	24,139	24,289	24,289
Redeemable preferred stock	39,310	36,516	36,516
Total fixed maturities-available for sale	4,880,654	5,107,028	5,107,028
Fixed maturities - available for sale, at fair value(1)	113,859	113,606	113,606
Equity securities - available for sale, at market value	15	10	10
Equity securities - available for sale, at fair value(1)	1,128,810	1,207,053	1,207,053
Short-term investments	423,663	423,663	423,663
Other invested assets	379,342	379,342	379,342
Other invested assets, at fair value (1)	835,371	817,352	817,352
Cash	348,267	348,267	348,267

Total investments and cash	$8,109,981	$8,396,321	$8,396,321

(1) Original cost does not reflect adjustments, which have been realized through the statements of operations and comprehensive income.

Index

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS

	At December 31,
(Dollars and share amounts in thousands, except par value per share)	2011	2010
ASSETS:
Fixed maturities - available for sale, at market value	$15,065	$813
(amortized cost: 2011, $15,103; 2010, $800)
Equity securities - available for sale, at fair value	43,896	69,608
Other invested assets, at market value	12,943	12,943
Other invested assets, at fair value	817,352	788,142
Short-term investments	44,489	122,105
Cash	327	1,369
Total investments and cash	934,072	994,980
Investment in subsidiaries, at equity in the underlying net assets	2,763,172	2,929,526
Accrued investment income	244	1
Federal income taxes recoverable	43,381	90,146
Other assets	40,617	11,213
TOTAL ASSETS	$3,781,486	$4,025,866

LIABILITIES:
Revolving credit borrowings	$-	$50,000
5.4% Senior notes due 10/15/2014	249,858	249,812
6.6% Long term notes due 5/1/2067	238,354	238,351
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	4,781	4,793
Deferred tax liability	13,855	24,178
Due to subsidiaries	914	667
Other liabilities	2,434	427
Total liabilities	840,093	898,125

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2011 and 2010)	-	-
Additional paid-in capital	333,416	327,767
Accumulated other comprehensive income (loss), net of deferred income
tax expense (benefit) of $94,118 at 2011 and $88,289 at 2010	174,790	163,966
Retained earnings	2,433,187	2,636,008
Total stockholder's equity	2,941,393	3,127,741
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$3,781,486	$4,025,866

See notes to consolidated financial statements.

Index

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
REVENUES:
Net investment income	$21,619	$15,436	$9,567
Net realized capital gains (losses)	(1,789)	25,070	40,000
Realized gain on debt repurchase	-	-	78,271
Other income (expense)	(191)	(227)	(207)
Net income (loss) of subsidiaries	(181,912)	245,753	360,065
Total revenues	(162,273)	286,032	487,696

EXPENSES:
Interest expense	50,736	54,496	70,855
Corporate expense	3,353	3,462	3,609
Total expenses	54,089	57,958	74,464

INCOME (LOSS) BEFORE TAXES	(216,362)	228,074	413,232
Income tax expense (benefit)	(13,541)	(37,323)	17,381

NET INCOME (LOSS)	$(202,821)	$265,397	$395,851

See notes to consolidated financial statements.

Index

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOW

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(202,821)	$265,397	$395,851
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (earnings) deficit of subsidiaries	181,912	(245,753)	(360,065)
Dividends received from subsidiaries	75,000	590,000	60,000
Increase (decrease) in accrued interest on debt and borrowings	(13)	(5,091)	(1,332)
Decrease (increase) in federal income tax recoverable	46,765	(26,913)	(17,102)
Decrease (increase) in deferred tax asset	(10,306)	4,889	41,377
Change in other assets and liabilities, net	(27,391)	5,232	(2,301)
Amortization of bond premium (accrual of bond discount)	80	571	58
Amortization of underwriting discount on senior notes	49	76	192
Realized gain on debt repurchase	-	-	(78,271)
Net realized capital losses (gains)	1,789	(25,070)	(40,000)
Net cash provided by (used in) operating activities	65,064	563,338	(1,593)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiaries	(19,051)	-	-
Proceeds from fixed maturities matured/called - available for sale, at market value	394	7,581	-
Proceeds from fixed maturities sold - available for sale, at market value	-	124,957	-
Proceeds from equity maturities sold - available for sale, at fair value	32,323	20,842	-
Cost of fixed maturities acquired - available for sale, at market value	(14,777)	(800)	(133,353)
Cost of equity securities acquired - available for sale, at fair value	-	(71,161)	(19,993)
Cost of other invested assets acquired, at fair value	(37,611)	(379,591)	(25,841)
Cost of business acquired	(55,000)	-	-
Net change in short-term investments	77,616	(115,056)	264,781
Net cash provided by (used in) investing activities	(16,106)	(413,228)	85,594

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholder	-	-	-
Net cost of senior notes maturing	-	(200,000)	-
Revolving credit borrowings	(50,000)	50,000	-
Net cost of debt repurchase	-	-	(83,026)
Net cash provided by (used in) financing activities	(50,000)	(150,000)	(83,026)

Net increase (decrease) in cash	(1,042)	110	975
Cash, beginning of period	1,369	1,259	284
Cash, end of period	$327	$1,369	$1,259

Non-cash financing transaction:
Non-cash contribution from parent	$5,650	$6,582	$5,414
Non-cash contribution to subsidiaries	(5,650)	(6,582)	(5,414)

See notes to consolidated financial statements.

Index

SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
		Reserve				Incurred
Geographic Area		for Losses				Loss and	Amortization
	Deferred	and Loss	Unearned		Net	Loss	of Deferred	Other	Net
	Acquisition	Adjustment	Premium	Premiums	Investment	Adjustment	Acquisition	Operating	Written
(Dollars in thousands)	Costs	Expenses	Reserves	Earned	Income	Expenses	Costs	Expenses	Premium
December 31, 2011
Domestic	$93,950	$6,099,606	$976,332	$1,157,174	$260,923	$1,021,472	$196,382	$127,024	$1,138,947
International	72,856	2,191,013	263,373	636,681	52,010	856,131	142,273	27,307	615,064
Total	$166,806	$8,290,619	$1,239,705	$1,793,855	$312,933	$1,877,603	$338,655	$154,331	$1,754,011

December 31, 2010
Domestic	$104,862	$5,944,708	$998,755	$1,187,528	$306,256	$915,578	$198,895	$112,186	$1,147,352
International	79,385	1,707,595	288,721	626,295	44,088	561,872	136,166	27,646	641,359
Total	$184,247	$7,652,303	$1,287,476	$1,813,823	$350,344	$1,477,450	$335,061	$139,832	$1,788,711

December 31, 2009
Domestic	$114,937	$5,952,679	$988,901	$1,198,357	$224,405	$758,501	$212,913	$119,527	$1,145,587
International	68,561	1,347,460	250,419	586,703	37,681	333,175	131,664	23,083	589,714
Total	$183,498	$7,300,139	$1,239,320	$1,785,060	$262,086	$1,091,676	$344,577	$142,610	$1,735,301

Index

SCHEDULE IV – REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed
	Gross	Other	from Other	Net	Assumed
(Dollars in thousands)	Amount	Companies	Companies	Amount	to Net

December 31, 2011
Total property and liability
insurance premiums earned	$867,340	$1,808,250	$2,734,765	$1,793,855	152.5%

December 31, 2010
Total property and liability
insurance premiums earned	$823,734	$1,612,615	$2,602,704	$1,813,823	143.5%

December 31, 2009
Total property and liability
insurance premiums earned	$808,634	$1,495,241	$2,471,667	$1,785,060	138.5%