Form 10-Q
period 2012-03-31
EVEREST REINSURANCE HOLDINGS INC
filed 2012-05-15
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2012	Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3263609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer		Accelerated filer
Non-accelerated filer	X	Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At May 1, 2012
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Form 10-Q

Page
PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

Part I

ITEM  1.  FINANCIAL STATEMENTS

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands, except par value per share)	2012	2011
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$5,158,140	$5,107,028
(amortized cost: 2012, $4,917,731; 2011, $4,880,654)
Fixed maturities - available for sale, at fair value	64,936	113,606
Equity securities - available for sale, at market value (cost: 2012, $15; 2011, $15)	12	10
Equity securities - available for sale, at fair value	1,163,616	1,207,053
Short-term investments	646,196	423,663
Other invested assets (cost: 2012, $396,403; 2011, $379,342)	396,403	379,342
Other invested assets, at fair value	899,292	817,352
Cash	344,747	348,267
Total investments and cash	8,673,342	8,396,321
Accrued investment income	57,788	55,849
Premiums receivable	821,610	856,375
Reinsurance receivables - unaffiliated	566,125	570,128
Reinsurance receivables - affiliated	2,900,866	2,901,174
Funds held by reinsureds	179,861	176,156
Deferred acquisition costs	148,857	166,806
Prepaid reinsurance premiums	621,257	625,391
Deferred tax asset	283,520	366,490
Federal income taxes recoverable	40,015	39,014
Other assets	233,129	195,476
TOTAL ASSETS	$14,526,370	$14,349,180

LIABILITIES:
Reserve for losses and loss adjustment expenses	$8,169,153	$8,290,619
Unearned premium reserve	1,233,032	1,239,705
Funds held under reinsurance treaties	86,335	123,479
Losses in the course of payment	47,986	11,002
Commission reserves	34,721	40,353
Other net payable to reinsurers	625,016	620,659
5.4% Senior notes due 10/15/2014	249,870	249,858
6.6% Long term notes due 5/1/2067	238,355	238,354
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	12,092	4,781
Other liabilities	326,765	259,080
Total liabilities	11,353,222	11,407,787

Commitments and Contingencies (Note 6)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2012 and 2011)	-	-
Additional paid-in capital	335,042	333,416
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $102,412 at 2012 and $94,118 at 2011	190,195	174,790
Retained earnings	2,647,911	2,433,187
Total stockholder's equity	3,173,148	2,941,393
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$14,526,370	$14,349,180

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
	(unaudited)
REVENUES:
Premiums earned	$433,711	$459,393
Net investment income	81,242	87,132
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(5,674)	(13,611)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-
Other net realized capital gains (losses)	181,815	54,087
Total net realized capital gains (losses)	176,141	40,476
Other income (expense)	(6,254)	32
Total revenues	684,840	587,033

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	250,397	553,028
Commission, brokerage, taxes and fees	87,491	88,512
Other underwriting expenses	39,514	38,217
Corporate expenses	1,566	1,190
Interest, fee and bond issue cost amortization expense	12,696	12,682
Total claims and expenses	391,664	693,629

INCOME (LOSS) BEFORE TAXES	293,176	(106,596)
Income tax expense (benefit)	78,452	(9,063)

NET INCOME (LOSS)	$214,724	$(97,533)

Other comprehensive income (loss), net of tax :
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	6,411	(26,889)
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	2,713	16,825
Total URA(D) on securities arising during the period	9,124	(10,064)
Foreign currency translation adjustments	5,297	10,335
Pension adjustments	984	746
Total other comprehensive income (loss), net of tax	15,405	1,017

COMPREHENSIVE INCOME (LOSS)	$230,129	$(96,516)

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY

	Three Months Ended
	March 31,
(Dollars in thousands, except share amounts)	2012	2011
	(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000
Balance, end of period	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$333,416	$327,767
Share-based compensation plans	1,626	1,589
Balance, end of period	335,042	329,356

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	174,790	163,966
Net increase (decrease) during the period	15,405	1,017
Balance, end of period	190,195	164,983

RETAINED EARNINGS:
Balance, beginning of period	2,433,187	2,636,008
Net income (loss)	214,724	(97,533)
Balance, end of period	2,647,911	2,538,475

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$3,173,148	$3,032,814

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$214,724	$(97,533)
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	37,206	(111,328)
Decrease (increase) in funds held by reinsureds, net	(40,354)	196
Decrease (increase) in reinsurance receivables	7,668	(306,071)
Decrease (increase) in federal income taxes receivable	(898)	(54,380)
Decrease (increase) in deferred tax asset	74,674	34,314
Decrease (increase) in prepaid reinsurance premiums	4,536	23,936
Increase (decrease) in reserve for losses and loss adjustment expenses	(165,989)	465,159
Increase (decrease) in unearned premiums	(10,324)	(23,149)
Increase (decrease) in other net payable to reinsurers	4,105	52,782
Change in equity adjustments in limited partnerships	(11,285)	(18,415)
Change in other assets and liabilities, net	44,382	72,345
Non-cash compensation expense	1,616	1,380
Amortization of bond premium (accrual of bond discount)	4,274	3,492
Amortization of underwriting discount on senior notes	13	12
Net realized capital (gains) losses	(176,141)	(40,476)
Net cash provided by (used in) operating activities	(11,793)	2,264

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	202,187	107,455
Proceeds from fixed maturities matured/called - available for sale, at fair value	-	6,900
Proceeds from fixed maturities sold - available for sale, at market value	84,136	516,721
Proceeds from fixed maturities sold - available for sale, at fair value	59,281	32,952
Proceeds from equity securities sold - available for sale, at market value	-	27,096
Proceeds from equity securities sold - available for sale, at fair value	239,540	52,696
Distributions from other invested assets	5,861	61,359
Cost of fixed maturities acquired - available for sale, at market value	(292,848)	(472,805)
Cost of fixed maturities acquired - available for sale, at fair value	(3,124)	(8,076)
Cost of equity securities acquired - available for sale, at market value	-	(27,059)
Cost of equity securities acquired - available for sale, at fair value	(105,214)	(126,665)
Cost of other invested assets acquired	(11,636)	(23,014)
Cost of other invested assets acquired, at fair value	-	(37,611)
Cost of businesses acquired	-	(63,100)
Net change in short-term investments	(222,137)	149,303
Net change in unsettled securities transactions	29,769	(143,998)
Net cash provided by (used in) investing activities	(14,185)	52,154

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	10	209
Revolving credit borrowings	-	(10,000)
Net cash provided by (used in) financing activities	10	(9,791)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	22,448	6,646

Net increase (decrease) in cash	(3,520)	51,273
Cash, beginning of period	348,267	118,092
Cash, end of period	$344,747	$169,365

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$4,625	$10,792
Interest paid	5,217	5,203

Non-cash transaction:
Net assets acquired and liabilities assumed from business acquisitions	-	19,130

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2012 and 2011

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

2. BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three months ended March 31, 2012 and 2011 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2011 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2011, 2010 and 2009 included in the Company’s most recent Form 10-K filing.

All intercompany accounts and transactions have been eliminated.

Certain reclassifications and format changes have been made to prior period amounts to conform to the current period presentation.

Application of Recently Issued Accounting Standard Changes

Intangibles-Goodwill or Other.  In September 2011, the Financial Accounting Standards Board (“FASB”) amended the authoritative guidance for disclosures on Goodwill Impairment.  The amendment allows an entity first to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis in determining whether it is necessary to perform the two-step goodwill impairment test.  This guidance is effective for periods beginning after December 15, 2011.  The Company implemented this guidance as of January 1, 2012.

Presentation of Comprehensive Income. In June 2011, FASB issued amendments to existing guidance to provide two alternatives for the presentation of comprehensive income. Components of net income and comprehensive income can either be presented within a single, continuous financial statement or be presented in two separate but consecutive financial statements.  The Company has chosen to present the components of net income and comprehensive income in a single, continuous financial statement.  The guidance is effective for reporting periods beginning after December 15, 2011.  The Company implemented this guidance as of January 1, 2012.

Common Fair Value Measurement. In May 2011, FASB issued amendments to existing guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. The amendments change wording used to describe many GAAP fair value measurement requirements and disclosures. FASB does not intend for the amendments to cause a change in application of fair value accounting guidance.  The guidance is effective for reporting periods beginning after December 15, 2011.  The Company implemented this guidance prospectively as of January 1, 2012.

Treatment of Insurance Contract Acquisition Costs. In October 2010, the FASB issued authoritative guidance for the accounting for costs associated with acquiring or renewing insurance contracts.  The guidance identifies the incremental direct costs of contract acquisition and costs directly related to acquisition activities that should be capitalized.  This guidance is effective for reporting periods beginning after December 15, 2011.  The Company implemented this guidance as of January 1, 2012 and determined that $7,215 thousand of previously deferrable acquisition costs will be expensed during 2012 and the first quarter of 2013, including $1,413 thousand of previously deferrable acquisition costs expensed in the three months ended March 31, 2012.  If the guidance had been applicable for the prior period, the Company would have expensed $1,619 thousand of deferrable acquisition costs during the three months ended March 31, 2011.

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

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At March 31, 2012
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$77,872	$1,360	$(646)	$78,586
Obligations of U.S. states and political subdivisions	1,445,314	96,989	(304)	1,541,999
Corporate securities	1,250,862	53,499	(8,038)	1,296,323
Asset-backed securities	57,881	1,210	(11)	59,080
Mortgage-backed securities
Commercial	46,524	7,690	(521)	53,693
Agency residential	503,749	15,457	(1,601)	517,605
Non-agency residential	2,951	431	(50)	3,332
Foreign government securities	751,818	53,103	(2,193)	802,728
Foreign corporate securities	780,760	34,553	(10,519)	804,794
Total fixed maturity securities	$4,917,731	$264,292	$(23,883)	$5,158,140
Equity securities	$15	$-	$(3)	$12

	At December 31, 2011
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$77,351	$2,475	$(287)	$79,539
Obligations of U.S. states and political subdivisions	1,558,615	102,815	(525)	1,660,905
Corporate securities	1,200,941	45,070	(17,776)	1,228,235
Asset-backed securities	44,351	758	(6)	45,103
Mortgage-backed securities
Commercial	41,953	7,187	(1,266)	47,874
Agency residential	528,946	16,209	(1,762)	543,393
Non-agency residential	24,139	470	(320)	24,289
Foreign government securities	733,814	57,437	(2,602)	788,649
Foreign corporate securities	670,544	29,421	(10,924)	689,041
Total fixed maturity securities	$4,880,654	$261,842	$(35,468)	$5,107,028
Equity securities	$15	$-	$(5)	$10

The $802,728 thousand of foreign government securities at March 31, 2012 included $75,211 thousand of European sovereign securities.  Approximately 59.7%, 17.3%, 8.5%, 6.5% and 5.8% of European Sovereign Securities represented securities held in the governments of France, the United Kingdom, Netherlands, Austria and Germany, respectively.  No other countries represented more than 5% of the European sovereign securities.  The Company held no sovereign securities of Portugal, Italy, Ireland, Greece or Spain at March 31, 2012.

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings into accumulated other comprehensive income (loss), on April 1, 2009.  The table below presents the pre-tax cumulative unrealized appreciation (depreciation) on those corporate securities, for the periods indicated:

(Dollars in thousands)	At March 31, 2012	At December 31, 2011
Pre-tax cumulative unrealized appreciation (depreciation)	$615	$635

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity. Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At March 31, 2012		At December 31, 2011
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$294,575	$293,824	$224,406	$223,507
Due after one year through five years	2,138,150	2,215,318	2,055,299	2,129,437
Due after five years through ten years	948,014	1,005,851	955,253	1,009,893
Due after ten years	925,887	1,009,437	1,006,307	1,083,532
Asset-backed securities	57,881	59,080	44,351	45,103
Mortgage-backed securities
Commercial	46,524	53,693	41,953	47,874
Agency residential	503,749	517,605	528,946	543,393
Non-agency residential	2,951	3,332	24,139	24,289
Total fixed maturity securities	$4,917,731	$5,158,140	$4,880,654	$5,107,028

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$14,055	$(16,938)
Fixed maturity securities, other-than-temporary impairment	(20)	20
Equity securities	2	-
Other invested assets	-	1,435
Change in unrealized appreciation (depreciation), pre-tax	14,037	(15,483)
Deferred tax benefit (expense)	(4,920)	5,426
Deferred tax benefit (expense), other-than-temporary impairment	7	(7)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$9,124	$(10,064)

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

Retrospective adjustments are employed to recalculate the values of asset-backed securities. All of the Company’s asset-backed and mortgage-backed securities have a pass-through structure. Each acquisition lot is reviewed to recalculate the effective yield. The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition. Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities. Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used in the calculation of projected prepayments for pass-through security types.

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at March 31, 2012 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$17,409	$(129)	$6,169	$(517)	$23,578	$(646)
Obligations of U.S. states and political subdivisions	-	-	5,726	(304)	5,726	(304)
Corporate securities	153,863	(1,918)	91,635	(6,120)	245,498	(8,038)
Asset-backed securities	2,762	(11)	-	-	2,762	(11)
Mortgage-backed securities
Commercial	10,096	(521)	-	-	10,096	(521)
Agency residential	183,417	(1,548)	6,644	(53)	190,061	(1,601)
Non-agency residential	-	-	582	(50)	582	(50)
Foreign government securities	8,336	(72)	30,185	(2,121)	38,521	(2,193)
Foreign corporate securities	76,032	(656)	108,967	(9,863)	184,999	(10,519)
Total fixed maturity securities	$451,915	$(4,855)	$249,908	$(19,028)	$701,823	$(23,883)
Equity securities	-	-	12	(3)	12	(3)
Total	$451,915	$(4,855)	$249,920	$(19,031)	$701,835	$(23,886)

	Duration of Unrealized Loss at March 31, 2012 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$1,750	$(7)	$30,299	$(5,375)	$32,049	$(5,382)
Due in one year through five years	136,652	(1,522)	141,659	(10,591)	278,311	(12,113)
Due in five years through ten years	107,716	(1,181)	57,781	(2,056)	165,497	(3,237)
Due after ten years	9,522	(65)	12,943	(903)	22,465	(968)
Asset-backed securities	2,762	(11)	-	-	2,762	(11)
Mortgage-backed securities	193,513	(2,069)	7,226	(103)	200,739	(2,172)
Total fixed maturity securities	$451,915	$(4,855)	$249,908	$(19,028)	$701,823	$(23,883)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at March 31, 2012 were $701,835 thousand and $23,886 thousand, respectively.  There were no unrealized losses on a single issuer that exceeded 0.04% of the market value of the fixed maturity securities at March 31, 2012.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $4,855 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities as well as commercial and agency residential mortgage-backed securities.  Of these unrealized losses, $2,952 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $19,028 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities as well as foreign government securities.  Of these unrealized losses, $16,676 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses were mainly comprised of corporate securities, with the majority representing a large number of short duration, floating interest rate bank loan securities.  The gross unrealized depreciation for mortgage-backed securities included $50 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2011 were $845,092 thousand and $35,473 thousand, respectively.  There were no unrealized losses on a single issuer that exceeded 0.09% of the market value of the fixed maturity securities at December 31, 2011.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $13,710 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities as well as commercial and agency residential mortgage-backed securities.  Of these unrealized losses, $5,635 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $21,758 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate and foreign government securities.  Of these unrealized losses, $15,880 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-

investment grade securities with unrealized losses were mainly comprised of corporate securities, with the majority representing a large number of short duration, floating interest rate bank loan securities.  The gross unrealized depreciation for mortgage-backed securities included $56 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

Other invested assets, at fair value, is comprised of common shares of the Company’s ultimate parent, Group.  At March 31, 2012, the Company held 9,719,971 shares of Group representing 15.6% of the total outstanding shares.

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Fixed maturity securities	$54,821	$60,619
Equity securities	10,305	5,172
Short-term investments and cash	128	207
Other invested assets
Limited partnerships	11,612	18,415
Dividends from Parent's shares	4,666	4,648
Other	1,518	597
Total gross investment income	83,050	89,658
Interest debited (credited) and other investment expense	(1,808)	(2,526)
Total net investment income	$81,242	$87,132

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

The Company had contractual commitments to invest up to an additional $107,566 thousand in limited partnerships at March 31, 2012.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2016.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Fixed maturity securities, market value:
Other-than-temporary impairments	$(5,674)	$(13,611)
Gains (losses) from sales	1,501	(12,310)
Fixed maturity securities, fair value:
Gain (losses) from sales	5,207	(1,515)
Gains (losses) from fair value adjustments	3,031	(3,483)
Equity securities, market value:
Gains (losses) from sales	-	37
Equity securities, fair value:
Gains (losses) from sales	22,317	1,872
Gains (losses) from fair value adjustments	67,820	38,130
Other invested assets, fair value:
Gains (losses) from fair value adjustments	81,939	31,355
Short-term investment gains (losses)	-	1
Total net realized capital gains (losses)	$176,141	$40,476

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Proceeds from sales of fixed maturity securities	$143,417	$549,673
Gross gains from sales	8,988	14,266
Gross losses from sales	(2,280)	(28,091)

Proceeds from sales of equity secuities	$239,540	$79,792
Gross gains from sales	26,826	2,380
Gross losses from sales	(4,509)	(471)

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.   No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at March 31, 2012 and 2011.

The Company internally manages a small public equity portfolio which had a fair value at March 31, 2012 of $43,756 thousand and all prices were obtained from publically published sources.

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

As of March 31, 2012 and December 31, 2011, all Level 3 fixed maturity securities, were priced using single non-binding broker quotes since prices for these securities were not provided by normal pricing service companies.  The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes.  The prices received from brokers are reviewed for reasonableness by our asset managers and management.

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

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$78,586	$-	$78,586	$-
Obligations of U.S. States and political subdivisions	1,541,999	-	1,541,999	-
Corporate securities	1,296,323	-	1,296,323	-
Asset-backed securities	59,080	-	46,324	12,756
Mortgage-backed securities
Commercial	53,693	-	53,693	-
Agency residential	517,605	-	517,605	-
Non-agency residential	3,332	-	3,326	6
Foreign government securities	802,728	-	802,728	-
Foreign corporate securities	804,794	-	799,675	5,119
Total fixed maturities, market value	5,158,140	-	5,140,259	17,881

Fixed maturities, fair value	64,936	-	64,936	-
Equity securities, market value	12	12	-	-
Equity securities, fair value	1,163,616	1,040,663	122,953	-
Other invested assets, fair value	899,292	899,292	-	-

There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2012.

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

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended March 31, 2012				Three Months Ended March 31, 2011
	Asset-backed	Foreign	Non-agency		Asset-backed	Foreign	Non-agency
(Dollars in thousands)	Securities	Corporate	RMBS	Total	Securities	Corporate	RMBS	Total
Beginning balance	$16,046	$2,536	$7	$18,589	$961	$3,635	$458	$5,054
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	55	(3)	1	53	-	-	21	21
Included in other comprehensive income (loss)	332	125	(1)	456	(63)	-	-	(63)
Purchases, issuances and settlements	2,675	2,461	(1)	5,135	138	-	(31)	107
Transfers in and/or (out) of Level 3	(6,352)	-	-	(6,352)	5,237	(3,116)	-	2,121
Ending balance	$12,756	$5,119	$6	$17,881	$6,273	$519	$448	$7,240

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

5.  CAPITAL TRANSACTIONS

On October 14, 2011, the Company renewed its shelf registration statement on Form S-3ASR with the SEC, as a Well Known Seasoned Issuer.  This shelf registration statement can be used by Group to register common shares, preferred shares, debt securities, warrants, share purchase contracts and share purchase units; by Holdings to register debt securities and by Everest Re Capital Trust III (“Capital Trust III”) to register trust preferred securities.

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

(Dollars in thousands)	At March 31, 2012	At December 31, 2011
	$143,220	$143,447

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

(Dollars in thousands)	At March 31, 2012	At December 31, 2011
	$27,454	$27,634

7.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Unrealized appreciation (depreciation) ("URA(D)") on
securities arising during the period
URA(D) of investments - temporary	$14,057	$(15,503)
URA(D) of investments - non-credit OTTI	(20)	20
Tax benefit (expense) from URA(D) arising during the period	(4,913)	5,419
Total URA(D) on securities arising during the period, net of tax	9,124	(10,064)

Foreign currency translation adjustments	8,149	15,900
Tax benefit (expense) from foreign currency translation	(2,852)	(5,565)
Net foreign currency translation adjustments	5,297	10,335

Pension adjustments	1,513	1,148
Tax benefit (expense) on pension	(529)	(402)
Net pension adjustments	984	746

Other comprehensive income (loss), net of tax	$15,405	$1,017

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	At March 31,	At December 31,
(Dollars in thousands)	2012	2011
URA(D) on securities, net of deferred taxes
Temporary	$155,864	$146,727
Non-credit, OTTI	400	413
Total unrealized appreciation (depreciation) on investments, net of deferred taxes	156,264	147,140
Foreign currency translation adjustments, net of deferred taxes	88,482	83,185
Pension adjustments, net of deferred taxes	(54,551)	(55,535)
Accumulated other comprehensive income (loss)	$190,195	$174,790

8.  CREDIT FACILITY

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875,000 thousand plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010, which at March 31, 2012, was $1,932,995 thousand.  As of March 31, 2012, the Company was in compliance with all Holdings Credit Facility covenants.

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At March 31, 2012				At December 31, 2011
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$150,000	$-			$150,000	$-
Total revolving credit borrowings		-				-
Total letters of credit		5,020		12/31/2012		5,020		12/31/2012

Total Citibank Holdings Credit Facility	$150,000	$5,020			$150,000	$5,020

The following table presents the costs incurred in connection with the Holdings Credit Facility for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Credit facility fees incurred	$167	$90

9.  TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to a non-affiliated ceding company.  At March 31, 2012, the total amount on deposit in the trust account was $136,375 thousand.

10.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				March 31, 2012		December 31, 2011
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$249,870	$267,423	$249,858	$251,370

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Interest expense incurred	$3,387	$3,386

11.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		March 31, 2012		December 31, 2011
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,355	$229,018	$238,354	$210,195

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

On March 19, 2009, Group announced the commencement of a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes.  Upon expiration of the tender offer, the Company had reduced its outstanding debt by $161,441 thousand.

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Interest expense incurred	$3,937	$3,937

12.  JUNIOR SUBORDINATED DEBT SECURITIES PAYABLE

The following table displays Holdings’ outstanding junior subordinated debt securities due to Everest Re Capital Trust II (“Capital Trust II”), a wholly owned finance subsidiary of Holdings.  Fair value is primarily based on the quoted market price of the related trust preferred securities, and as such, these securities are considered Level 2 under the fair value hierarchy.

				March 31, 2012		December 31, 2011
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Amount Issued	Sheet Amount	Fair Value	Sheet Amount	Fair Value
6.20% Junior subordinated debt securities	03/29/2004	03/29/2034	$329,897	$329,897	$326,697	$329,897	$326,313

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

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Interest expense incurred	$5,113	$5,113

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

	Three Months Ended
U.S. Reinsurance	March 31,
(Dollars in thousands)	2012	2011
Gross written premiums	$369,481	$306,091
Net written premiums	187,225	165,069

Premiums earned	$183,867	$175,685
Incurred losses and LAE	109,749	142,579
Commission and brokerage	45,177	43,753
Other underwriting expenses	10,754	9,906
Underwriting gain (loss)	$18,187	$(20,553)

	Three Months Ended
Insurance	March 31,
(Dollars in thousands)	2012	2011
Gross written premiums	$207,249	$271,461
Net written premiums	103,825	136,890

Premiums earned	$102,051	$117,192
Incurred losses and LAE	76,008	91,623
Commission and brokerage	10,552	7,638
Other underwriting expenses	22,020	21,872
Underwriting gain (loss)	$(6,529)	$(3,941)

	Three Months Ended
International	March 31,
(Dollars in thousands)	2012	2011
Gross written premiums	$280,461	$308,847
Net written premiums	136,329	158,124

Premiums earned	$147,793	$166,516
Incurred losses and LAE	64,640	318,826
Commission and brokerage	31,762	37,121
Other underwriting expenses	6,740	6,439
Underwriting gain (loss)	$44,651	$(195,870)

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Underwriting gain (loss)	$56,309	$(220,364)
Net investment income	81,242	87,132
Net realized capital gains (losses)	176,141	40,476
Corporate expense	(1,566)	(1,190)
Interest, fee and bond issue cost amortization expense	(12,696)	(12,682)
Other income (expense)	(6,254)	32
Income (loss) before taxes	$293,176	$(106,596)

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Canada	$47,440	$43,952

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
$20,000,000

As of March 31, 2012, Holdings held 9,719,971 common shares of Group, which it had purchased in the open market between February 1, 2007 and March 8, 2011.  The table below represents the total purchase price for these common shares purchased.

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Dividends received	$4,666	$4,648

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

Affiliated Companies

During the fourth quarter of 2011, the Company sold its subsidiaries, Everest Insurance Company of Canada (“Everest Canada”) and Premiere Insurance Underwriting Services (“Premiere”), to an affiliated company, Holdings Ireland.  Holdings Ireland is a direct subsidiary of Group, the Company’s ultimate parent.  The Company sold the subsidiaries to Holdings Ireland for $61,005 thousand, which was the book value of the subsidiaries as of September 30, 2011.

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

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Expenses incurred	$18,134	$15,077

Affiliates

The table below represents affiliated quota share reinsurance agreements ("whole account quota share") for all new and renewal business for the indicated coverage period:

(Dollars in thousands)
		Percent	Assuming		Single		Aggregate
Coverage Period	Ceding Company	Ceded	Company	Type of Business	Occurrence Limit		Limit

01/01/2002-12/31/2002	Everest Re	20.0%	Bermuda Re	property / casualty business	$-		$-

01/01/2003-12/31/2003	Everest Re	25.0%	Bermuda Re	property / casualty business	-		-

01/01/2004-12/31/2005	Everest Re	22.5%	Bermuda Re	property / casualty business	-		-
	Everest Re	2.5%	Everest International	property / casualty business	-		-

01/01/2006-12/31/2006	Everest Re	18.0%	Bermuda Re	property business	125,000	(1)	-
	Everest Re	2.0%	Everest International	property business	-		-

01/01/2006-12/31/2007	Everest Re	31.5%	Bermuda Re	casualty business	-		-
	Everest Re	3.5%	Everest International	casualty business	-		-

01/01/2007-12/31/2007	Everest Re	22.5%	Bermuda Re	property business	130,000	(1)	-
	Everest Re	2.5%	Everest International	property business	-		-

01/01/2008-12/31/2008	Everest Re	36.0%	Bermuda Re	property / casualty business	130,000	(1)	275,000	(2)
	Everest Re	4.0%	Everest International	property / casualty business	-		-

01/01/2009-12/31/2009	Everest Re	36.0%	Bermuda Re	property / casualty business	150,000	(1)	325,000	(2)
	Everest Re	8.0%	Everest International	property / casualty business	-		-

01/01/2010-12/31/2010	Everest Re	44.0%	Bermuda Re	property / casualty business	150,000		325,000

01/01/2011-12/31/2011	Everest Re	50.0%	Bermuda Re	property / casualty business	150,000		300,000

01/01/2012	Everest Re	50.0%	Bermuda Re	property / casualty business	100,000		200,000

01/01/2003-12/31/2006	Everest Re- Canadian Branch	50.0%	Bermuda Re	property business	-		-
01/01/2007-12/31/2009	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	-		-
01/01/2010-12/31/2010	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	350,000		-
01/01/2011-12/31/2011	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	350,000		-
01/01/2012	Everest Re- Canadian Branch	75.0%	Bermuda Re	property / casualty business	220,000		440,000

01/01/2012	Everest Canada	80.0%	Everest Re- Canadian Branch	property business	-		-

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada for the periods indicated:

	Three Months Ended
Bermuda Re	March 31,
(Dollars in thousands)	2012	2011
Ceded written premiums	$399,068	$380,808
Ceded earned premiums	398,032	380,047
Ceded losses and LAE (a)	256,375	490,713

	Three Months Ended
Everest International	March 31,
(Dollars in thousands)	2012	2011
Ceded written premiums	$255	$464
Ceded earned premiums	1,092	9,605
Ceded losses and LAE	(2,099)	2,918

	Three Months Ended
Everest Canada	March 31,
(Dollars in thousands)	2012	2011
Assumed written premiums	$3,167	$-
Assumed earned premiums	3,852	-
Assumed losses and LAE	2,311	-

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

During the first quarter of 2012, the Company identified an understatement in its Deferred tax asset account of $12,417 thousand. The understatement resulted from differences between filed and recorded amounts that had accumulated over several prior periods. The Company corrected this understatement in its March 31, 2012 financial statements, resulting in an additional $12,417 thousand income tax benefit included in the income tax expense (benefit) caption in the Consolidated Statements of Operations and Comprehensive Income (Loss) and increased net income for the same amount for the quarter ended March 31, 2012. The Company also increased its Deferred tax asset in its Consolidated Balance Sheets by the same amount. The Company believes that this out of period adjustment is immaterial to its March 31, 2012 financial statements and to all prior periods. As such, the Company has not restated any prior period amounts.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended		Percentage
	March 31,		Increase/
(Dollars in millions)	2012	2011	(Decrease)
Gross written premiums	$857.2	$886.4	-3.3%
Net written premiums	427.4	460.1	-7.1%

REVENUES:
Premiums earned	$433.7	$459.4	-5.6%
Net investment income	81.2	87.1	-6.8%
Net realized capital gains (losses)	176.1	40.5	NM
Other income (expense)	(6.3)	-	NM
Total revenues	684.8	587.0	16.7%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	250.4	553.0	-54.7%
Commission, brokerage, taxes and fees	87.5	88.5	-1.2%
Other underwriting expenses	39.5	38.2	3.4%
Corporate expense	1.6	1.2	31.6%
Interest, fee and bond issue cost amortization expense	12.7	12.7	0.1%
Total claims and expenses	391.7	693.6	-43.5%

INCOME (LOSS) BEFORE TAXES	293.2	(106.6)	NM
Income tax expense (benefit)	78.5	(9.1)	NM
NET INCOME (LOSS)	$214.7	$(97.5)	NM

RATIOS:			Point Change
Loss ratio	57.7%	120.4%	(62.7)
Commission and brokerage ratio	20.2%	19.3%	0.9
Other underwriting expense ratio	9.1%	8.3%	0.8
Combined ratio	87.0%	148.0%	(61.0)

	At	At	Percentage
	March 31,	December 31,	Increase/
(Dollars in millions)	2012	2011	(Decrease)
Balance sheet data:
Total investments and cash	$8,673.3	$8,396.3	3.3%
Total assets	14,526.4	14,349.2	1.2%
Loss and loss adjustment expense reserves	8,169.2	8,290.6	-1.5%
Total debt	818.1	818.1	0.0%
Total liabilities	11,353.2	11,407.8	-0.5%
Stockholder's equity	3,173.1	2,941.4	7.9%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums decreased by $29.2 million, or 3.3%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, reflecting a $64.2 million decrease in our insurance business, partially offset by a $35.0 million increase in our reinsurance business.  The decrease in insurance premiums was primarily due to the termination and runoff of several large casualty programs and a shift in the seasonality of reporting crop business that will be reflected in subsequent quarters, partially offset by growth in primary medical stop loss insurance. The increase in reinsurance premiums was due to new property business and higher renewal rates, particularly for catastrophe exposed risks, partially offset by lower reinstatement premiums in the current quarter.  Net written premiums decreased by $32.7 million, or 7.1%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  The decrease in net written premiums is primarily attributable to the decline in gross written premiums.

Premiums earned decreased $25.7 million, or 5.6%, for the three months ended March 31, 2012 compared to the three month ended March 31, 2011.  The change in net premiums earned is comparable with the decrease in net written premiums.

Net Investment Income.  Net investment income decreased $5.9 million, or 6.8%, to $81.2 million for the three months ended March 31, 2012 compared with net investment income of $87.1 million for the three months ended March 31, 2011, primarily as a result of a $6.8 million decrease in investment income from our limited partnership investments.  Net pre-tax investment income, as a percentage of average invested assets, was 4.0% for the three months ended March 31, 2012 compared to 4.4% for the three months ended March 31, 2011.  The variance in this yield was primarily the result of fluctuations in our limited partnership income and to a lesser extent, lower reinvestment rates for the fixed income portfolio.

Net Realized Capital Gains (Losses).  Net realized capital gains were $176.1 million and $40.5 million for the three months ended March 31, 2012 and 2011, respectively.  Of the $176.1 million, there were $152.8 million of gains from fair value re-measurements and $29.0 million of net realized capital gains from sales on our fixed maturity and equity securities, partially offset by $5.7 million of other-than-temporary impairments on our available for sale fixed maturity securities.  The net realized capital gains of $40.5 million for the three months ended March 31, 2011 were the result of $66.0 million of gains of fair value re-measurements, partially offset by $13.6 million of other-than-temporary impairments and $11.9 million of net realized capital losses from sales on our fixed maturity and equity securities.

Other Income (Expense).  We recorded other expense of $6.3 million and other income of $0.0 million for the three months ended March 31, 2012 and 2011, respectively.  The changes were primarily due to fluctuations in the amortization of deferred gains on retroactive reinsurance agreements with affiliates and fluctuations in currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional (a)	$235.4	54.2%		$1.8	0.4%		$237.2	54.6%
Catastrophes	15.0	3.5%		(1.9)	-0.4%		13.1	3.1%
A&E	-	0.0%		0.1	0.0%		0.1	0.0%
Total	$250.4	57.7%		$0.0	0.0%		$250.4	57.7%

2011
Attritional (a)	$256.5	55.9%		$(10.5)	-2.3%		$246.0	53.6%
Catastrophes	304.3	66.2%		2.7	0.6%		307.0	66.8%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$560.8	122.1%		$(7.8)	-1.7%		$553.0	120.4%

Variance 2012/2011
Attritional (a)	$(21.1)	(1.7)	pts	$12.3	2.7	pts	$(8.8)	1.0	pts
Catastrophes	(289.3)	(62.7)	pts	(4.6)	(1.0)	pts	(293.9)	(63.7)	pts
A&E	-	-	pts	0.1	-	pts	0.1	-	pts
Total	$(310.4)	(64.4)	pts	$7.8	1.7	pts	$(302.6)	(62.7)	pts

(a) Attritional losses exclude catastrophe and Asbestos and Environmental ("A&E") losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by $302.6 million, or 54.7%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  Of the $302.6 million decrease, current year catastrophe losses represented $289.3 million, or 62.7 points, period over period, and attritional losses decreased $8.8 million due, in part, to lower earned premium in the current quarter and by improved margins, particularly on catastrophe exposed business, which generated lower attritional losses for the current quarter.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees decreased by $1.0 million, or 1.2%, for the three months ended March 31, 2012 compared to the same period in 2011.  The variance was primarily the result of lower premiums earned, fewer deferred expenses and fluctuations in the mix of business.

Other Underwriting Expenses.  Other underwriting expenses increased slightly to $39.5 million from $38.2 million for the three months ended March 31, 2012 and 2011, respectively, due to higher employee benefit plan expenses.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $1.6 million and $1.2 million for the three months ended March 31, 2012 and 2011, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $12.7 million for the three months ended March 31, 2012 and 2011.

Income Tax Expense (Benefit).  We had an income tax expense of $78.5 million and an income tax benefit of $9.1 million for the three months ended March 31, 2012 and 2011, respectively.  Our income tax is primarily a function of the statutory tax rates coupled with the impact from tax-preferenced investment income.  Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income.  The increase in tax year over year was primarily attributable to the impact on 2011 taxable income from the previously mentioned catastrophe losses partially mitigated by a tax reduction in the first quarter of 2012 of $12.4 million due to correction of understatement in the deferred tax asset account.

Net Income (Loss).
Our net income was $214.7 million and our net loss was $97.5 million for the three months ended March 31, 2012 and 2011, respectively.  The increase was primarily driven by the decline in catastrophe losses in 2012 compared to the prior period.

Ratios.
Our combined ratio decreased by 61.0 points to 87.0% for the three months ended March 31, 2012 compared to 148.0% for the three months ended March 31, 2011.  The loss ratio component decreased 62.7 points for the three months ended March 31, 2012 over the same period last year due to lower catastrophe losses.  The other underwriting expense ratio component and the commission and brokerage ratio component both increased slightly over the same period last year due to the increase in expenses explained above.

Stockholder's Equity.
Stockholder's equity increased by $231.8 million to $3,173.1 million at March 31, 2012 from $2,941.4 million at December 31, 2011, principally as a result of $214.7 million of net income, $9.1 million of unrealized appreciation on investments, net of tax, $5.3 million of foreign currency translation adjustments, $1.6 million of share-based compensation transactions and $1.0 million of net benefit plan obligation adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income decreased 6.8% to $81.2 million for the three months ended March 31, 2012 compared to $87.1 million for the three months ended March 31, 2011, primarily due to a decrease in income from our limited partnership investments and a decline in income from our fixed maturities, reflective of reducing our municipal bond exposures and declining reinvestment rates.  These decreases were partially offset by increased dividend income from equities due to our expanded public equity portfolio and emerging market debt mutual funds.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in millions)	2012	2011
Fixed maturities	$54.8	$60.6
Equity securities	10.3	5.2
Short-term investments and cash	0.1	0.2
Other invested assets
Limited partnerships	11.6	18.4
Dividends from Parent's shares	4.7	4.6
Other	1.5	0.6
Total gross investment income	83.1	89.7
Interest debited (credited) and other expense	(1.8)	(2.5)
Total net investment income	$81.2	$87.1
(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	March 31,	December 31,
	2012	2011
Imbedded pre-tax yield of cash and invested assets	3.5%	3.6%
Imbedded after-tax yield of cash and invested assets	2.6%	2.7%

	Three Months Ended
	March 31,
	2012	2011
Annualized pre-tax yield on average cash and invested assets	4.0%	4.4%
Annualized after-tax yield on average cash and invested assets	2.9%	3.4%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2012	2011	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$3.6	$14.1	$(10.5)
Losses	(2.1)	(26.4)	24.3
Total	1.5	(12.3)	13.8

Fixed maturity securities, fair value
Gains	5.4	0.2	5.2
Losses	(0.2)	(1.7)	1.5
Total	5.2	(1.5)	6.7

Equity securities, market value
Gains	-	0.2	(0.2)
Losses	-	(0.2)	0.2
Total	-	-	-

Equity securities, fair value
Gains	26.8	2.2	24.6
Losses	(4.5)	(0.3)	(4.2)
Total	22.3	1.9	20.4

Total net realized gains (losses) from sales
Gains	35.8	16.7	19.1
Losses	(6.8)	(28.6)	21.8
Total	29.0	(11.9)	40.9

Other-than-temporary impairments:	(5.7)	(13.6)	7.9

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	3.0	(3.5)	6.5
Equity securities, fair value	67.8	38.1	29.7
Other invested assets, fair value	81.9	31.4	50.5
Total	152.8	66.0	86.8

Total net realized capital gains (losses)	$176.1	$40.5	$135.6

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $176.1 million and $40.5 for the three months ended March 31, 2012 and 2011, respectively.  For the three months ended March 31, 2012, we recorded $152.8 million of gains due to fair value re-measurements on fixed maturity and equity securities and other invested assets and $29.0 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $5.7 million of other-than-temporary impairments on fixed maturity securities.  For the three months ended March 31, 2011, we recorded $66.0 million in gains due to fair value re-measurements on fixed maturity and equity securities and other invested assets, partially offset by $13.6 million of other-than-temporary impairments on fixed maturity securities and $11.9 million of net realized capital losses from sales of fixed maturity and equity securities.  The gains and losses on the sales of fixed maturity securities during the first quarter of 2011 included the impact of selling part of our municipal bond portfolio as credit concerns arose in this market sector.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2012	2011	Variance	% Change
Gross written premiums	$369.5	$306.1	$63.4	20.7%
Net written premiums	187.2	165.1	22.2	13.4%

Premiums earned	$183.9	$175.7	$8.2	4.7%
Incurred losses and LAE	109.7	142.6	(32.8)	-23.0%
Commission and brokerage	45.2	43.8	1.4	3.3%
Other underwriting expenses	10.8	9.9	0.8	8.6%
Underwriting gain (loss)	$18.2	$(20.6)	$38.7	-188.5%

				Point Chg
Loss ratio	59.7%	81.2%		(21.5)
Commission and brokerage ratio	24.6%	24.9%		(0.3)
Other underwriting expense ratio	5.8%	5.6%		0.2
Combined ratio	90.1%	111.7%		(21.6)

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 20.7% to $369.5 million for the three months ended March 31, 2012 from $306.1 million for the three months ended March 31, 2011, primarily due to increased reinsurance premiums for treaty property business arising from new business and rate increases on renewals, particularly for catastrophe exposed risks, partially offset by the portfolio shift from pro rata to excess of loss contracts and lower reinstatement premiums.  Net written premiums increased 13.4% to $187.2 million for the three months ended March 31, 2012 compared to $165.1 million for the three months ended March 31, 2011, which reflects the increase in gross written premiums for the quarter, partially offset by increased cessions under the affiliated quota share agreement.  Premiums earned increased 4.7% to $183.9 million for the three months ended March 31, 2012 compared to $175.7 million for the three months ended March 31, 2011.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$94.7	51.5%		$4.3	2.4%		$99.0	53.8%
Catastrophes	15.0	8.2%		(4.4)	-2.4%		10.6	5.8%
A&E	-	0.0%		0.1	0.1%		0.1	0.1%
Total segment	$109.7	59.7%		$-	0.1%		$109.7	59.7%

2011
Attritional	$86.4	49.3%		$(2.4)	-1.4%		$84.0	47.9%
Catastrophes	57.8	32.9%		0.8	0.4%		58.6	33.3%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$144.2	82.2%		$(1.6)	-1.0%		$142.6	81.2%

Variance 2012/2011
Attritional	$8.3	2.2	pts	$6.7	3.8	pts	$15.0	6.0	pts
Catastrophes	(42.8)	(24.7)	pts	(5.2)	(2.8)	pts	(48.0)	(27.5)	pts
A&E	-	-	pts	0.1	0.1	pts	0.1	0.1	pts
Total segment	$(34.5)	(22.5)	pts	$1.6	1.1	pts	$(32.8)	(21.5)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses were $32.8 million (21.5 points) lower at $109.7 million for the three months ended March 31, 2012 compared to $142.6 million for the three months ended March 31, 2011, primarily as a result of the $42.8 million (24.7 points) decrease in current year catastrophe losses.  Conversely, the current year attritional losses increased $8.3 million (2.2 points), primarily due to the increase in earned premiums and a large marine loss.

Segment Expenses.  Commission and brokerage expenses increased 3.3% to $45.2 million for the three months ended March 31, 2012 compared to $43.8 million for the three months ended March 31, 2011, primarily due to the increase in premiums earned and a lower expense deferral percentage, partially offset by a shift in the mix of business towards excess of loss, which carries a lower commission ratio.  Segment other underwriting expenses increased to $10.8 million for the three months ended March 31, 2012 compared to $9.9 million for the same period in 2011.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2012	2011	Variance	% Change
Gross written premiums	$207.2	$271.5	$(64.2)	-23.7%
Net written premiums	103.8	136.9	(33.1)	-24.2%

Premiums earned	$102.1	$117.2	$(15.1)	-12.9%
Incurred losses and LAE	76.0	91.6	(15.6)	-17.0%
Commission and brokerage	10.6	7.6	2.9	38.2%
Other underwriting expenses	22.0	21.9	0.1	0.7%
Underwriting gain (loss)	$(6.5)	$(3.9)	$(2.6)	65.7%

				Point Chg
Loss ratio	74.5%	78.2%		(3.7)
Commission and brokerage ratio	10.3%	6.5%		3.8
Other underwriting expense ratio	21.6%	18.7%		2.9
Combined ratio	106.4%	103.4%		3.0

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased by 23.7% to $207.2 million for the three months ended March 31, 2012 compared to $271.5 million for the three months ended March 31, 2011.  This decrease was primarily driven by the termination and runoff of several large casualty programs and lower crop premium due to a shift in the seasonality of reporting this business, partially offset by an increase in A&H primary business.  Net written premiums decreased 24.2% to $103.8 million for the three months ended March 31, 2012 compared to $136.9 million for the same period in 2011 due to the lower gross written premiums.  Premiums earned decreased 12.9% to $102.1 million for the three months ended March 31, 2012 compared to $117.2 million for the three months ended March 31, 2011.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$75.5	74.0%		$0.5	0.5%		$76.0	74.5%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$75.5	74.0%		$0.5	0.5%		$76.0	74.5%

2011
Attritional	$95.8	81.8%		$(4.2)	-3.6%		$91.6	78.2%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$95.8	81.8%		$(4.2)	-3.6%		$91.6	78.2%

Variance 2012/2011
Attritional	$(20.3)	(7.8)	pts	$4.7	4.1	pts	$(15.6)	(3.7)	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total segment	$(20.3)	(7.8)	pts	$4.7	4.1	pts	$(15.6)	(3.7)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by $15.6 million, or 17.0%, to $76.0 million for the three months ended March 31, 2012 compared to $91.6 million for the three months ended March 31, 2011.  This was due to a decrease of $20.3 million in current year attritional losses driven by the decline in premiums earned and a shift in the mix of business towards short-tail business with lower loss ratios.

Segment Expenses. Commission and brokerage expenses increased to $10.6 million for the three months ended March 31, 2012 compared to $7.6 million for the three months ended March 31, 2011 reflecting the adoption of new accounting standards concerning the accounting for commission costs and variation in cessions under the affiliated quota share agreement.  Segment other underwriting expenses for the three months ended March 31, 2012 increased to $22.0 million from $21.9 million for the three months ended March 31, 2011.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2012	2011	Variance	% Change
Gross written premiums	$280.5	$308.8	$(28.4)	-9.2%
Net written premiums	136.3	158.1	(21.8)	-13.8%

Premiums earned	$147.8	$166.5	$(18.7)	-11.2%
Incurred losses and LAE	64.6	318.8	(254.2)	-79.7%
Commission and brokerage	31.8	37.1	(5.4)	-14.4%
Other underwriting expenses	6.7	6.4	0.3	4.7%
Underwriting gain (loss)	$44.7	$(195.9)	$240.5	-122.8%

				Point Chg
Loss ratio	43.7%	191.5%		(147.8)
Commission and brokerage ratio	21.5%	22.3%		(0.8)
Other underwriting expense ratio	4.6%	3.8%		0.8
Combined ratio	69.8%	217.6%		(147.8)

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 9.2% to $280.5 million for the three months ended March 31, 2012 compared to $308.8 million for the three months ended March 31, 2011, primarily due to a reduction in proportional property business starting in 2011 and continuing into 2012, particularly in regions recently affected by catastrophe losses.  Net written premiums decreased by 13.8% to $136.3 million for the three months ended March 31, 2012 compared to $158.1 million for the three months ended March 31, 2011, primarily due to a decrease in gross written premiums and a change in our affiliated quota share agreement.  Premiums earned decreased by 11.2% to $147.8 million for the three months ended March 31, 2012 compared to $166.5 million for the three months ended March 31, 2011.   The change in premiums is relatively comparable with the decrease in net written premiums.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$65.1	44.0%		$(3.0)	-2.0%		$62.1	42.0%
Catastrophes	-	0.0%		2.5	1.7%		2.5	1.7%
Total segment	$65.1	44.0%		$(0.5)	-0.3%		$64.6	43.7%

2011
Attritional	$74.2	44.6%		$(3.9)	-2.3%		$70.3	42.3%
Catastrophes	246.5	148.0%		2.0	1.2%		248.5	149.2%
Total segment	$320.7	192.6%		$(1.9)	-1.1%		$318.8	191.5%

Variance 2012/2011
Attritional	$(9.1)	(0.6)	pts	$0.9	0.3	pts	$(8.2)	(0.3)	pts
Catastrophes	(246.5)	(148.0)	pts	0.5	0.5	pts	(246.0)	(147.5)	pts
Total segment	$(255.6)	(148.6)	pts	$1.4	0.8	pts	$(254.2)	(147.8)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased 79.7% to $64.6 million for the three months ended March 31, 2012 compared to $318.8 million for the three months ended March 31, 2011.  The decrease was principally due to a $246.5 million (148.0 points) decrease in current year catastrophes.  Current years’ attritional losses decreased by $9.1 million due to a decrease in premiums earned and a shift in mix of business towards property catastrophe and excess of loss business, which generally carries a lower loss ratio.

Segment Expenses. Commission and brokerage expenses decreased 14.4% to $31.8 million for the three months ended March 31, 2012 compared to $37.1 million for the three months ended March 31, 2011.  These variances were principally due to a decrease in premiums earned, a lower expense deferral percentage and a shift in the mix of business.  Segment other underwriting expenses increased slightly to $6.7 million for the three months ended March 31, 2012 compared to $6.4 million for the three months ended March 31, 2011.

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

Interest Rate Risk.  Our $8.7 billion investment portfolio, at March 31, 2012, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $574.6 million of mortgage-backed securities in the $5,223.1 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $646.2 million of short-term investments) for the periods indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates for mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At March 31, 2012
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$6,134.8	$6,005.5	$5,869.3	$5,719.3	$5,561.8
Market/Fair Value Change from Base (%)	4.5%	2.3%	0.0%	-2.6%	-5.2%
Change in Unrealized Appreciation
After-tax from Base ($)	$172.6	$88.5	$-	$(97.5)	$(199.9)

We had $8,169.2 million and $8,290.6 million of gross reserves for losses and LAE as of March 31, 2012 and December 31, 2011, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At March 31, 2012
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$930.9	$1,047.3	$1,163.6	$1,280.0	$1,396.4
After-tax Change in Fair/Market Value	(151.3)	(75.6)	-	75.6	151.3

Foreign Exchange Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Singapore and Canadian Dollars, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of March 31, 2012, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2011.

SAFE HARBOR DISCLOSURE
This report contains forward-looking statements within the meaning of the U.S. federal securities laws.  We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws.  In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”.  Forward-looking statements contained in this report include information regarding our reserves for losses and LAE, the adequacy of our provision for uncollectible balances, estimates of our catastrophe exposure, the effects of catastrophic events on our financial statements and the ability of our subsidiaries to pay dividends.  Forward-looking statements only reflect our expectations and are not guarantees of performance.  These statements involve risks, uncertainties and assumptions.  Actual events or results may differ materially from our expectations.  Important factors that could cause our actual events or results to be materially different from our expectations include those discussed under the caption “Risk Factors” in our most recently filed Annual Report on Form 10-K, Part 1, Item 1A.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

Dated: May 15, 2012