Form 10-Q
period 2012-06-30
EVEREST REINSURANCE HOLDINGS INC
filed 2012-08-14
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2012	Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3263609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer		Accelerated filer
Non-accelerated filer	X	Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At August 1, 2012
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Form 10-Q

Page
PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

Part I

ITEM  1.  FINANCIAL STATEMENTS

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except par value per share)	2012	2011
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$5,228,179	$5,107,028
(amortized cost: 2012, $4,991,177; 2011, $4,880,654)
Fixed maturities - available for sale, at fair value	62,831	113,606
Equity securities - available for sale, at market value (cost: 2012, $15; 2011, $15)	13	10
Equity securities - available for sale, at fair value	1,163,570	1,207,053
Short-term investments	580,773	423,663
Other invested assets (cost: 2012, $407,775; 2011, $379,342)	407,775	379,342
Other invested assets, at fair value	1,005,920	817,352
Cash	305,733	348,267
Total investments and cash	8,754,794	8,396,321
Accrued investment income	56,092	55,849
Premiums receivable	753,963	856,375
Reinsurance receivables - unaffiliated	590,019	570,128
Reinsurance receivables - affiliated	2,849,363	2,901,174
Funds held by reinsureds	154,861	176,156
Deferred acquisition costs	99,304	166,806
Prepaid reinsurance premiums	529,997	625,391
Deferred tax asset	249,466	366,490
Income taxes recoverable	34,331	39,014
Other assets	209,531	195,476
TOTAL ASSETS	$14,281,721	$14,349,180

LIABILITIES:
Reserve for losses and loss adjustment expenses	$8,013,731	$8,290,619
Unearned premium reserve	1,040,278	1,239,705
Funds held under reinsurance treaties	84,305	123,479
Losses in the course of payment	20,810	11,002
Commission reserves	31,423	40,353
Other net payable to reinsurers	663,085	620,659
5.4% Senior notes due 10/15/2014	249,882	249,858
6.6% Long term notes due 5/1/2067	238,355	238,354
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	4,781	4,781
Other liabilities	313,694	259,080
Total liabilities	10,990,241	11,407,787

Commitments and Contingencies (Note 6)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2012 and 2011)	-	-
Additional paid-in capital	336,813	333,416
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $97,517 at 2012 and $94,118 at 2011	181,103	174,790
Retained earnings	2,773,564	2,433,187
Total stockholder's equity	3,291,480	2,941,393
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$14,281,721	$14,349,180

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$438,470	$452,050	$872,181	$911,443
Net investment income	74,206	84,459	155,448	171,591
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(467)	-	(6,141)	(13,611)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	83,056	(68,184)	264,871	(14,097)
Total net realized capital gains (losses)	82,589	(68,184)	258,730	(27,708)
Other income (expense)	25,428	(11,568)	19,174	(11,536)
Total revenues	620,693	456,757	1,305,533	1,043,790

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	293,577	312,809	543,974	865,837
Commission, brokerage, taxes and fees	93,365	80,305	180,856	168,817
Other underwriting expenses	41,099	39,223	80,613	77,440
Corporate expenses	1,732	1,165	3,298	2,355
Interest, fee and bond issue cost amortization expense	12,683	12,695	25,379	25,377
Total claims and expenses	442,456	446,197	834,120	1,139,826

INCOME (LOSS) BEFORE TAXES	178,237	10,560	471,413	(96,036)
Income tax expense (benefit)	52,584	1,753	131,036	(7,310)

NET INCOME (LOSS)	$125,653	$8,807	$340,377	$(88,726)

Other comprehensive income (loss), net of tax :
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(936)	30,687	5,475	3,798
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	(1,278)	3,885	1,435	20,710
Total URA(D) on securities arising during the period	(2,214)	34,572	6,910	24,508
Foreign currency translation adjustments	(7,861)	(1,082)	(2,564)	9,253
Pension adjustments	983	746	1,967	1,492
Total other comprehensive income (loss), net of tax	(9,092)	34,236	6,313	35,253

COMPREHENSIVE INCOME (LOSS)	$116,561	$43,043	$346,690	$(53,473)

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share amounts)	2012	2011	2012	2011
	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$335,042	$329,356	$333,416	$327,767
Share-based compensation plans	1,771	1,634	3,397	3,223
Balance, end of period	336,813	330,990	336,813	330,990

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	190,195	164,983	174,790	163,966
Net increase (decrease) during the period	(9,092)	34,236	6,313	35,253
Balance, end of period	181,103	199,219	181,103	199,219

RETAINED EARNINGS:
Balance, beginning of period	2,647,911	2,538,475	2,433,187	2,636,008
Net income (loss)	125,653	8,807	340,377	(88,726)
Balance, end of period	2,773,564	2,547,282	2,773,564	2,547,282

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$3,291,480	$3,077,491	$3,291,480	$3,077,491

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$125,653	$8,807	$340,377	$(88,726)
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	66,341	(17,216)	103,547	(128,544)
Decrease (increase) in funds held by reinsureds, net	22,830	(8,008)	(17,524)	(7,812)
Decrease (increase) in reinsurance receivables	22,823	(49,828)	30,491	(355,899)
Decrease (increase) in income taxes receivable	5,526	53,336	4,628	(1,044)
Decrease (increase) in deferred tax asset	38,950	(19,965)	113,624	14,349
Decrease (increase) in prepaid reinsurance premiums	90,785	38,227	95,321	62,163
Increase (decrease) in reserve for losses and loss adjustment expenses	(131,146)	121,207	(297,135)	586,366
Increase (decrease) in unearned premiums	(190,678)	(80,213)	(201,002)	(103,362)
Increase (decrease) in other net payable to reinsurers	38,445	36,022	42,550	88,804
Change in equity adjustments in limited partnerships	(8,765)	(13,939)	(20,050)	(32,354)
Change in other assets and liabilities, net	54,962	(56,641)	99,344	15,704
Non-cash compensation expense	1,628	1,674	3,244	3,054
Amortization of bond premium (accrual of bond discount)	5,335	3,422	9,609	6,914
Amortization of underwriting discount on senior notes	12	12	25	24
Net realized capital (gains) losses	(82,589)	68,184	(258,730)	27,708
Net cash provided by (used in) operating activities	60,112	85,081	48,319	87,345

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	172,534	156,078	374,721	263,533
Proceeds from fixed maturities matured/called - available for sale, at fair value	-	5,875	-	12,775
Proceeds from fixed maturities sold - available for sale, at market value	92,165	270,169	176,301	786,890
Proceeds from fixed maturities sold - available for sale, at fair value	1,862	17,168	61,143	50,120
Proceeds from equity securities sold - available for sale, at market value	-	-	-	27,096
Proceeds from equity securities sold - available for sale, at fair value	52,340	37,000	291,880	89,696
Distributions from other invested assets	9,522	28,416	15,383	89,775
Cost of fixed maturities acquired - available for sale, at market value	(369,223)	(236,991)	(662,071)	(709,796)
Cost of fixed maturities acquired - available for sale, at fair value	(2,382)	(7,148)	(5,506)	(15,224)
Cost of equity securities acquired - available for sale, at market value	-	-	-	(27,059)
Cost of equity securities acquired - available for sale, at fair value	(75,674)	(212,606)	(180,888)	(339,271)
Cost of other invested assets acquired	(12,130)	(22,064)	(23,766)	(45,078)
Cost of other invested assets acquired, at fair value	-	-	-	(37,611)
Cost of businesses acquired	-	-	-	(63,100)
Net change in short-term investments	64,548	(196,488)	(157,589)	(47,185)
Net change in unsettled securities transactions	(24,657)	188,839	5,112	44,841
Net cash provided by (used in) investing activities	(91,095)	28,248	(105,280)	80,402

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	143	(40)	153	169
Revolving credit borrowings	-	-	-	(10,000)
Net cash provided by (used in) financing activities	143	(40)	153	(9,831)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8,174)	5,711	14,274	12,357

Net increase (decrease) in cash	(39,014)	119,000	(42,534)	170,273
Cash, beginning of period	344,747	169,365	348,267	118,092
Cash, end of period	$305,733	$288,365	$305,733	$288,365

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$4,754	$(31,557)	$9,379	$(20,765)
Interest paid	19,825	19,838	25,042	25,041

Non-cash transaction:
Net assets acquired and liabilities assumed from business acquisitions	-	-	-	19,130

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2012 and 2011

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

2. BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2012 and 2011 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2011 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2011, 2010 and 2009 included in the Company’s most recent Form 10-K filing.

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

Treatment of Insurance Contract Acquisition Costs. In October 2010, the FASB issued authoritative guidance for the accounting for costs associated with acquiring or renewing insurance contracts.  The guidance identifies the incremental direct costs of contract acquisition and costs directly related to acquisition activities that should be capitalized.  This guidance is effective for reporting periods beginning after December 15, 2011.  The Company implemented this guidance as of January 1, 2012 and determined that $7,215 thousand of previously deferrable acquisition costs will be expensed during 2012 and the first quarter of 2013, including $1,958 thousand and $3,371 thousand of previously deferrable acquisition costs expensed in the three and six months ended June 30, 2012, respectively.  If the guidance had been applicable for the prior periods, the Company would have expensed $1,823 thousand and $3,442 thousand of deferrable acquisition costs during the three and six months ended June 30, 2011, respectively.

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

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At June 30, 2012
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$77,857	$1,891	$(465)	$79,283
Obligations of U.S. states and political subdivisions	1,353,400	93,071	(245)	1,446,226
Corporate securities	1,304,122	54,302	(8,813)	1,349,611
Asset-backed securities	48,367	1,356	-	49,723
Mortgage-backed securities
Commercial	46,126	7,570	(926)	52,770
Agency residential	542,268	13,669	(1,347)	554,590
Non-agency residential	2,543	385	(57)	2,871
Foreign government securities	748,791	53,999	(2,773)	800,017
Foreign corporate securities	867,703	35,111	(9,726)	893,088
Total fixed maturity securities	$4,991,177	$261,354	$(24,352)	$5,228,179
Equity securities	$15	$-	$(2)	$13

	At December 31, 2011
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$77,351	$2,475	$(287)	$79,539
Obligations of U.S. states and political subdivisions	1,558,615	102,815	(525)	1,660,905
Corporate securities	1,200,941	45,070	(17,776)	1,228,235
Asset-backed securities	44,351	758	(6)	45,103
Mortgage-backed securities
Commercial	41,953	7,187	(1,266)	47,874
Agency residential	528,946	16,209	(1,762)	543,393
Non-agency residential	24,139	470	(320)	24,289
Foreign government securities	733,814	57,437	(2,602)	788,649
Foreign corporate securities	670,544	29,421	(10,924)	689,041
Total fixed maturity securities	$4,880,654	$261,842	$(35,468)	$5,107,028
Equity securities	$15	$-	$(5)	$10

The $800,017 thousand of foreign government securities at June 30, 2012 included $85,358 thousand of European sovereign securities.  Approximately 48.1%, 15.7%, 12.2%, 7.2% and 5.6% of European Sovereign Securities represented securities held in the governments of France, the United Kingdom, Sweden, Netherlands and Austria, respectively.  No other countries represented more than 5% of the European sovereign securities.  The Company held no sovereign securities of Portugal, Italy, Ireland, Greece or Spain at June 30, 2012.

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings into accumulated other comprehensive income (loss), on April 1, 2009.  The table below presents the pre-tax cumulative unrealized appreciation (depreciation) on those corporate securities, for the periods indicated:

(Dollars in thousands)	At June 30, 2012	At December 31, 2011
Pre-tax cumulative unrealized appreciation (depreciation)	$566	$635

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity. Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At June 30, 2012		At December 31, 2011
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$367,937	$366,220	$224,406	$223,507
Due after one year through five years	2,197,306	2,274,862	2,055,299	2,129,437
Due after five years through ten years	891,434	944,813	955,253	1,009,893
Due after ten years	895,196	982,330	1,006,307	1,083,532
Asset-backed securities	48,367	49,723	44,351	45,103
Mortgage-backed securities
Commercial	46,126	52,770	41,953	47,874
Agency residential	542,268	554,590	528,946	543,393
Non-agency residential	2,543	2,871	24,139	24,289
Total fixed maturity securities	$4,991,177	$5,228,179	$4,880,654	$5,107,028

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(3,358)	$56,368	$10,697	$39,430
Fixed maturity securities, other-than-temporary impairment	(49)	(15)	(69)	5
Equity securities	1	-	3	-
Other invested assets	-	(3,165)	-	(1,730)
Change in unrealized appreciation (depreciation), pre-tax	(3,406)	53,188	10,631	37,705
Deferred tax benefit (expense)	1,175	(18,621)	(3,745)	(13,195)
Deferred tax benefit (expense), other-than-temporary impairment	17	5	24	(2)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$(2,214)	$34,572	$6,910	$24,508

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at June 30, 2012 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$-	$-	$6,145	$(465)	$6,145	$(465)
Obligations of U.S. states and political subdivisions	712	(9)	5,793	(236)	6,505	(245)
Corporate securities	173,355	(1,880)	145,478	(6,933)	318,833	(8,813)
Asset-backed securities	-	-	-	-	-	-
Mortgage-backed securities
Commercial	-	-	9,750	(926)	9,750	(926)
Agency residential	203,445	(1,342)	220	(5)	203,665	(1,347)
Non-agency residential	-	-	514	(57)	514	(57)
Foreign government securities	35,704	(307)	35,192	(2,466)	70,896	(2,773)
Foreign corporate securities	105,651	(1,483)	75,124	(8,243)	180,775	(9,726)
Total fixed maturity securities	$518,867	$(5,021)	$278,216	$(19,331)	$797,083	$(24,352)
Equity securities	-	-	13	(2)	13	(2)
Total	$518,867	$(5,021)	$278,229	$(19,333)	$797,096	$(24,354)

	Duration of Unrealized Loss at June 30, 2012 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$12,341	$(149)	$41,659	$(6,368)	$54,000	$(6,517)
Due in one year through five years	181,847	(2,011)	153,125	(9,294)	334,972	(11,305)
Due in five years through ten years	114,520	(1,415)	62,411	(2,111)	176,931	(3,526)
Due after ten years	6,714	(104)	10,537	(570)	17,251	(674)
Asset-backed securities	-	-	-	-	-	-
Mortgage-backed securities	203,445	(1,342)	10,484	(988)	213,929	(2,330)
Total fixed maturity securities	$518,867	$(5,021)	$278,216	$(19,331)	$797,083	$(24,352)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at June 30, 2012 were $797,096 thousand and $24,354 thousand, respectively.  There were no unrealized losses on a single issuer that exceeded 0.03% of the market value of the fixed maturity securities at June 30, 2012.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $5,021 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities as well as agency residential mortgage-backed securities.  Of these unrealized losses, $2,909 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $19,331 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, foreign government securities and commercial mortgage-backed securities.  Of these unrealized losses, $15,971 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses were mainly comprised of corporate securities, with the majority representing a large number of short duration, floating interest rate bank loan securities.  The gross unrealized depreciation for mortgage-backed securities included $57 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

Other invested assets, at fair value, is comprised of common shares of the Company’s ultimate parent, Group.  At June 30, 2012, the Company held 9,719,971 shares of Group representing 15.8% of the total outstanding shares.

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Fixed maturity securities	$53,932	$59,139	$108,753	$119,758
Equity securities	10,127	6,468	20,432	11,640
Short-term investments and cash	300	387	428	594
Other invested assets
Limited partnerships	9,232	13,939	20,844	32,354
Dividends from Parent's shares	4,665	4,666	9,331	9,314
Other	(492)	4,126	1,026	4,723
Total gross investment income	77,764	88,725	160,814	178,383
Interest debited (credited) and other investment expense	(3,558)	(4,266)	(5,366)	(6,792)
Total net investment income	$74,206	$84,459	$155,448	$171,591

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

The Company had contractual commitments to invest up to an additional $89,651 thousand in limited partnerships at June 30, 2012.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2016.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Fixed maturity securities, market value:
Other-than-temporary impairments	$(467)	$-	$(6,141)	$(13,611)
Gains (losses) from sales	2,432	(5,978)	3,933	(18,288)
Fixed maturity securities, fair value:
Gain (losses) from sales	(180)	565	5,027	(950)
Gains (losses) from fair value adjustments	(1,706)	(40)	1,325	(3,523)
Equity securities, market value:
Gains (losses) from sales	-	-	-	37
Equity securities, fair value:
Gains (losses) from sales	(2,370)	(206)	19,947	1,666
Gains (losses) from fair value adjustments	(21,748)	(23)	46,072	38,107
Other invested assets, fair value:
Gains (losses) from fair value adjustments	106,628	(62,500)	188,567	(31,145)
Short-term investment gains (losses)	-	(2)	-	(1)
Total net realized capital gains (losses)	$82,589	$(68,184)	$258,730	$(27,708)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Proceeds from sales of fixed maturity securities	$94,027	$287,337	$237,444	$837,010
Gross gains from sales	3,679	3,316	12,667	17,582
Gross losses from sales	(1,427)	(8,729)	(3,707)	(36,820)

Proceeds from sales of equity secuities	$52,340	$37,000	$291,880	$116,792
Gross gains from sales	975	722	27,801	3,102
Gross losses from sales	(3,345)	(928)	(7,854)	(1,399)

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.   No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at June 30, 2012 and December 31, 2011.

The Company internally manages a small public equity portfolio which had a fair value at June 30, 2012 of $42,751 thousand and all prices were obtained from publically published sources.

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

As of June 30, 2012 and December 31, 2011, all Level 3 fixed maturity securities, were priced using single non-binding broker quotes since prices for these securities were not provided by normal pricing service companies.  The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes.  The prices received from brokers are reviewed for reasonableness by our asset managers and management.

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

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$79,283	$-	$79,283	$-
Obligations of U.S. States and political subdivisions	1,446,226	-	1,446,226	-
Corporate securities	1,349,611	-	1,349,611	-
Asset-backed securities	49,723	-	40,727	8,996
Mortgage-backed securities
Commercial	52,770	-	52,770	-
Agency residential	554,590	-	554,590	-
Non-agency residential	2,871	-	2,866	5
Foreign government securities	800,017	-	800,017	-
Foreign corporate securities	893,088	-	885,705	7,383
Total fixed maturities, market value	5,228,179	-	5,211,795	16,384

Fixed maturities, fair value	62,831	-	62,831	-
Equity securities, market value	13	13	-	-
Equity securities, fair value	1,163,570	1,039,029	124,541	-
Other invested assets, fair value	1,005,920	1,005,920	-	-

There were no transfers between Level 1 and Level 2 for the three and six months ended June 30, 2012.

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
	Asset-backed	Foreign	Non-agency		Asset-backed	Foreign	Non-agency
(Dollars in thousands)	Securities	Corporate	RMBS	Total	Securities	Corporate	RMBS	Total
Beginning balance	$12,756	$5,119	$6	$17,881	$16,046	$2,536	$7	$18,589
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	-	(16)	1	(15)	55	(19)	2	38
Included in other comprehensive income (loss)	6	(13)	(1)	(8)	338	112	(2)	448
Purchases, issuances and settlements	1,793	4,755	(1)	6,547	4,468	7,216	(2)	11,682
Transfers in and/or (out) of Level 3	(5,559)	(2,462)	-	(8,021)	(11,911)	(2,462)	-	(14,373)
Ending balance	$8,996	$7,383	$5	$16,384	$8,996	$7,383	$5	$16,384

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Three Months Ended June 30, 2011				Six Months Ended June 30, 2011
	Asset-backed	Foreign	Non-agency		Asset-backed	Foreign	Non-agency
(Dollars in thousands)	Securities	Corporate	RMBS	Total	Securities	Corporate	RMBS	Total
Beginning balance	$6,273	$519	$448	$7,240	$961	$3,635	$458	$5,054
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	64	-	28	92	64	-	49	113
Included in other comprehensive income (loss)	(84)	-	(48)	(132)	(147)	-	(48)	(195)
Purchases, issuances and settlements	(82)	-	(47)	(129)	56	-	(78)	(22)
Transfers in and/or (out) of Level 3	(3,705)	(519)	-	(4,224)	1,532	(3,635)	-	(2,103)
Ending balance	$2,466	$-	$381	$2,847	$2,466	$-	$381	$2,847

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-

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

(Dollars in thousands)	At June 30, 2012	At December 31, 2011
	$143,735	$143,447

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

(Dollars in thousands)	At June 30, 2012	At December 31, 2011
	$28,002	$27,634

7.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Unrealized appreciation (depreciation) ("URA(D)") on
securities arising during the period
URA(D) of investments - temporary	$(3,357)	$53,203	$10,700	$37,700
URA(D) of investments - non-credit OTTI	(49)	(15)	(69)	5
Tax benefit (expense) from URA(D) arising during the period	1,192	(18,616)	(3,721)	(13,197)
Total URA(D) on securities arising during the period, net of tax	(2,214)	34,572	6,910	24,508

Foreign currency translation adjustments	(12,093)	(1,664)	(3,944)	14,236
Tax benefit (expense) from foreign currency translation	4,232	582	1,380	(4,983)
Net foreign currency translation adjustments	(7,861)	(1,082)	(2,564)	9,253

Pension adjustments	1,514	1,147	3,027	2,295
Tax benefit (expense) on pension	(531)	(401)	(1,060)	(803)
Net pension adjustments	983	746	1,967	1,492

Other comprehensive income (loss), net of tax	$(9,092)	$34,236	$6,313	$35,253

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	At June 30,	At December 31,
(Dollars in thousands)	2012	2011
URA(D) on securities, net of deferred taxes
Temporary	$153,682	$146,727
Non-credit, OTTI	368	413
Total unrealized appreciation (depreciation) on investments, net of deferred taxes	154,050	147,140
Foreign currency translation adjustments, net of deferred taxes	80,621	83,185
Pension adjustments, net of deferred taxes	(53,568)	(55,535)
Accumulated other comprehensive income (loss)	$181,103	$174,790

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875,000 thousand plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010, which at June 30, 2012, was $1,965,407 thousand.  As of June 30, 2012, the Company was in compliance with all Holdings Credit Facility covenants.

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At June 30, 2012				At December 31, 2011
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$150,000	$-			$150,000	$-
Total revolving credit borrowings		-				-
Total letters of credit		5,020		12/31/2012		5,020		12/31/2012

Total Citibank Holdings Credit Facility	$150,000	$5,020			$150,000	$5,020

The following table presents the costs incurred in connection with the Holdings Credit Facility for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Credit facility fees incurred	$138	$89	$305	$179

9.  TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to a non-affiliated ceding company.  At June 30, 2012, the total amount on deposit in the trust account was $143,351 thousand.

10.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				June 30, 2012		December 31, 2011
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$249,882	$261,950	$249,858	$251,370

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Interest expense incurred	$3,387	$3,387	$6,774	$6,773

11.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		June 30, 2012		December 31, 2011
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,355	$236,174	$238,354	$210,195

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Interest expense incurred	$3,937	$3,937	$7,874	$7,874

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

				June 30, 2012		December 31, 2011
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Amount Issued	Sheet Amount	Fair Value	Sheet Amount	Fair Value
6.20% Junior subordinated debt securities	03/29/2004	03/29/2034	$329,897	$329,897	$335,145	$329,897	$326,313

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

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Interest expense incurred	$5,114	$5,114	$10,227	$10,227

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

	Three Months Ended		Six Months Ended
U.S. Reinsurance	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Gross written premiums	$135,469	$280,231	$504,950	$586,322
Net written premiums	68,162	153,495	255,387	318,564

Premiums earned	$164,146	$168,889	$348,013	$344,574
Incurred losses and LAE	103,495	131,862	213,244	274,441
Commission and brokerage	54,651	39,072	99,828	82,825
Other underwriting expenses	10,021	9,872	20,775	19,778
Underwriting gain (loss)	$(4,021)	$(11,917)	$14,166	$(32,470)

	Three Months Ended		Six Months Ended
International	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Gross written premiums	$349,717	$288,749	$630,178	$597,596
Net written premiums	160,199	141,501	296,528	299,625

Premiums earned	$157,015	$162,423	$304,808	$328,939
Incurred losses and LAE	97,888	90,864	162,528	409,690
Commission and brokerage	36,978	32,948	68,740	70,069
Other underwriting expenses	6,546	6,950	13,286	13,389
Underwriting gain (loss)	$15,603	$31,661	$60,254	$(164,209)

	Three Months Ended		Six Months Ended
Insurance	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Gross written premiums	$247,693	$242,528	$454,942	$513,989
Net written premiums	111,071	115,006	214,896	251,896

Premiums earned	$117,309	$120,738	$219,360	$237,930
Incurred losses and LAE	92,194	90,083	168,202	181,706
Commission and brokerage	1,736	8,285	12,288	15,923
Other underwriting expenses	24,532	22,401	46,552	44,273
Underwriting gain (loss)	$(1,153)	$(31)	$(7,682)	$(3,972)

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Underwriting gain (loss)	$10,429	$19,713	$66,738	$(200,651)
Net investment income	74,206	84,459	155,448	171,591
Net realized capital gains (losses)	82,589	(68,184)	258,730	(27,708)
Corporate expense	(1,732)	(1,165)	(3,298)	(2,355)
Interest, fee and bond issue cost amortization expense	(12,683)	(12,695)	(25,379)	(25,377)
Other income (expense)	25,428	(11,568)	19,174	(11,536)
Income (loss) before taxes	$178,237	$10,560	$471,413	$(96,036)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Canada	$27,835	$39,232	$75,275	$83,184

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
$20,000,000

As of June 30, 2012, Holdings held 9,719,971 common shares of Group, which it had purchased in the open market between February 1, 2007 and March 8, 2011.  The table below represents the total purchase price for these common shares purchased.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Dividends received	$4,665	$4,666	$9,331	$9,314

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

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Expenses incurred	$18,239	$15,370	$36,373	$30,447

Affiliates

The table below represents affiliated quota share reinsurance agreements ("whole account quota share") for all new and renewal business for the indicated coverage period:

(Dollars in thousands)
		Percent	Assuming		Single		Aggregate
Coverage Period	Ceding Company	Ceded	Company	Type of Business	Occurrence Limit		Limit

01/01/2002-12/31/2002	Everest Re	20.0%	Bermuda Re	property / casualty business	$-		$-

01/01/2003-12/31/2003	Everest Re	25.0%	Bermuda Re	property / casualty business	-		-

01/01/2004-12/31/2005	Everest Re	22.5%	Bermuda Re	property / casualty business	-		-
	Everest Re	2.5%	Everest International	property / casualty business	-		-

01/01/2006-12/31/2006	Everest Re	18.0%	Bermuda Re	property business	125,000	(1)	-
	Everest Re	2.0%	Everest International	property business	-		-

01/01/2006-12/31/2007	Everest Re	31.5%	Bermuda Re	casualty business	-		-
	Everest Re	3.5%	Everest International	casualty business	-		-

01/01/2007-12/31/2007	Everest Re	22.5%	Bermuda Re	property business	130,000	(1)	-
	Everest Re	2.5%	Everest International	property business	-		-

01/01/2008-12/31/2008	Everest Re	36.0%	Bermuda Re	property / casualty business	130,000	(1)	275,000	(2)
	Everest Re	4.0%	Everest International	property / casualty business	-		-

01/01/2009-12/31/2009	Everest Re	36.0%	Bermuda Re	property / casualty business	150,000	(1)	325,000	(2)
	Everest Re	8.0%	Everest International	property / casualty business	-		-

01/01/2010-12/31/2010	Everest Re	44.0%	Bermuda Re	property / casualty business	150,000		325,000

01/01/2011-12/31/2011	Everest Re	50.0%	Bermuda Re	property / casualty business	150,000		300,000

01/01/2012	Everest Re	50.0%	Bermuda Re	property / casualty business	100,000		200,000

01/01/2003-12/31/2006	Everest Re- Canadian Branch	50.0%	Bermuda Re	property business	-		-
01/01/2007-12/31/2009	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	-		-
01/01/2010-12/31/2010	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	350,000	(3)	-
01/01/2011-12/31/2011	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	350,000	(3)	-
01/01/2012	Everest Re- Canadian Branch	75.0%	Bermuda Re	property / casualty business	206,250	(3)	412,500	(3)

01/01/2012	Everest Canada	80.0%	Everest Re- Canadian Branch	property business	-		-

(1) The single occurance limit is applied before the loss cessions to either Bermuda Re or Everest International.
(2) The aggregate limit is applied before the loss cessions to either Bermuda Re or Everest International.
(3) Amounts shown are Canadian dollars.

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada for the periods indicated:

	Three Months Ended		Six Months Ended
Bermuda Re	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Ceded written premiums	$341,220	$368,614	$740,288	$749,422
Ceded earned premiums	427,461	380,353	825,493	760,400
Ceded losses and LAE (a)	211,805	294,364	468,180	785,077

	Three Months Ended		Six Months Ended
Everest International	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Ceded written premiums	$439	$175	$694	$639
Ceded earned premiums	875	4,436	1,967	14,041
Ceded losses and LAE	523	3,995	(1,576)	6,913

	Three Months Ended		Six Months Ended
Everest Canada	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Assumed written premiums	$5,476	$-	$8,643	$-
Assumed earned premiums	3,514	-	7,366	-
Assumed losses and LAE	2,109	-	4,420	-

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

During the second quarter of 2012, the Company identified an understatement in its Deferred tax asset account of $9,257 thousand.  The understatement resulted from differences between filed and recorded amounts that had accumulated over several prior periods.  The Company corrected this understatement in its June 30, 2012 financial statements, resulting in an additional $9,257 thousand income tax benefit included in the income tax expense (benefit) caption in the Consolidated Statements of Operations and Comprehensive Income (Loss) and increased net income for the same amount for the quarter ended June 30, 2012.  The Company also increased its Deferred tax asset in its Consolidated Balance Sheets by the same amount.  The Company recorded a similar adjustment of $12,417 thousand during the first quarter of 2012, for a total six-month adjustment of $21,674 thousand.  The Company believes that the out of period adjustments are immaterial to its June 30, 2012 financial statements and to all prior periods.  As such, the Company has not restated any prior period amounts.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase/	June 30,		Increase/
(Dollars in millions)	2012	2011	(Decrease)	2012	2011	(Decrease)
Gross written premiums	$732.9	$811.5	-9.7%	$1,590.1	$1,697.9	-6.4%
Net written premiums	339.4	410.0	-17.2%	766.8	870.1	-11.9%

REVENUES:
Premiums earned	$438.5	$452.1	-3.0%	$872.2	$911.4	-4.3%
Net investment income	74.2	84.5	-12.1%	155.4	171.6	-9.4%
Net realized capital gains (losses)	82.6	(68.2)	-221.1%	258.7	(27.7)	NM
Other income (expense)	25.4	(11.6)	NM	19.2	(11.5)	NM
Total revenues	620.7	456.8	35.9%	1,305.5	1,043.8	25.1%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	293.6	312.8	-6.1%	544.0	865.8	-37.2%
Commission, brokerage, taxes and fees	93.4	80.3	16.3%	180.9	168.8	7.1%
Other underwriting expenses	41.1	39.2	4.8%	80.6	77.4	4.1%
Corporate expense	1.7	1.2	48.6%	3.3	2.4	40.0%
Interest, fee and bond issue cost amortization expense	12.7	12.7	-0.1%	25.4	25.4	0.0%
Total claims and expenses	442.5	446.2	-0.8%	834.1	1,139.8	-26.8%

INCOME (LOSS) BEFORE TAXES	178.2	10.6	NM	471.4	(96.0)	NM
Income tax expense (benefit)	52.6	1.8	NM	131.0	(7.3)	NM
NET INCOME (LOSS)	$125.7	$8.8	NM	$340.4	$(88.7)	NM

RATIOS:			Point Change			Point Change
Loss ratio	67.0%	69.2%	(2.2)	62.4%	95.0%	(32.6)
Commission and brokerage ratio	21.3%	17.8%	3.5	20.7%	18.5%	2.2
Other underwriting expense ratio	9.3%	8.6%	0.7	9.2%	8.5%	0.7
Combined ratio	97.6%	95.6%	2.0	92.3%	122.0%	(29.7)

				At	At	Percentage
				June 30,	December 31,	Increase/
(Dollars in millions)				2012	2011	(Decrease)
Balance sheet data:
Total investments and cash				$8,754.8	$8,396.3	4.3%
Total assets				14,281.7	14,349.2	-0.5%
Loss and loss adjustment expense reserves				8,013.7	8,290.6	-3.3%
Total debt				818.1	818.1	0.0%
Total liabilities				10,990.2	11,407.8	-3.7%
Stockholder's equity				3,291.5	2,941.4	11.9%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums decreased by $78.6 million, or 9.7%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, reflecting an $83.8 million decrease in our reinsurance business, partially offset by a $5.2 million increase in our insurance business.  Gross written premiums decreased by $107.8 million, or 6.4%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, reflecting a $59.0 million decrease in our insurance business and a $48.8 million decrease in our reinsurance business.  The decreases in reinsurance premiums were primarily due to the portfolio return of premium on the non-renewal of a large Florida quota share reinsurance contract, partially offset by increases in new business and rate increases on renewals, particularly for catastrophe exposed contracts.  The fluctuations in insurance premiums were primarily due to the combination of decreases due to the termination and runoff of several large casualty programs and increases from growth in crop and primary medical stop loss insurance.

Net written premiums decreased by $70.6 million, or 17.2%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and decreased by $103.3 million, or 11.9%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  The decrease in net written premiums is in line with the decrease in gross written premiums.  Premiums earned decreased $13.6 million, or 3.0%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and decreased $39.2 million, or 4.3%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  The smaller declines in premiums earned in comparison to net written premiums were primarily attributable to the non-renewal of the large Florida quota share reinsurance contract and increases in new business and rate increases on renewals, particularly for catastrophe exposed contracts.

Net Investment Income.  Net investment income decreased $10.3 million, or 12.1%, to $74.2 million for the three months ended June 30, 2012 compared with net investment income of $84.5 million for the three months ended June 30, 2011, primarily as a result of a $4.7 million decrease in investment income from our limited partnership investments and the impact from lower reinvestment rates on fixed maturities over the past several years. Net investment income decreased $16.2 million, or 9.4%, to $155.4 million for the six months ended June 30, 2012 compared with net investment income of $171.6 million for the six months ended June 30, 2011, primarily as a result of a $11.5 million decrease in investment income from our limited partnership investments and lower reinvestment rates.  Net pre-tax investment income, as a percentage of average invested assets was 3.6% for the three months ended June 30, 2012 compared to 4.2% for the three months ended June 30, 2011 and was 3.8% for the six months ended June 30, 2012 compared to 4.3% for the six months ended June 30, 2011.  The declines in these yields were primarily the result of fluctuations in our limited partnership income and lower reinvestment rates for the fixed income portfolio.

Net Realized Capital Gains (Losses).  Net realized capital gains were $82.6 million and net realized capital losses were $68.2 million for the three months ended June 30, 2012 and 2011, respectively.  Of the $82.6 million, there were $83.2 million of gains from fair value re-measurements, partially offset by $0.5 million of other-than-temporary impairments on our available for sale fixed maturity securities and $0.1 million of net realized capital losses from sales on our fixed maturity and equity securities.  The net realized capital losses of $68.2 million for the three months ended June 30, 2011 were the result of $62.5 million of losses from fair value re-measurements and $5.6 million of net realized capital losses from sales on our fixed maturity and equity securities.

Net realized capital gains were $258.7 million and net realized capital losses were $27.7 million for the six months ended June 30, 2012 and 2011, respectively.  Of the $258.7 million, there were $236.0 million of gains from fair value re-measurements and $28.9 million of net realized capital gains from sales on our fixed maturity and equity securities, partially offset by $6.1 million of other-than-temporary impairments on our available for sale fixed maturity securities.  The net realized capital losses of $27.7 million for the six months ended June 30, 2011 were the result of $17.5 million of net realized capital losses from sales on our fixed maturity and equity securities and $13.6 million of other-than-temporary impairments on our available for sale fixed maturity securities, which were partially offset by $3.5 million of gains from fair value re-measurements.

Other Income (Expense).  We recorded other income of $25.4 million and $19.2 million for the three and six months ended June 30, 2012, respectively.  We recorded other expense of $11.6 million and $11.5 million for the three and six months ended June 30, 2011, respectively.  The changes were primarily due to fluctuations in currency exchange rates for the corresponding periods and fluctuations in the amortization of deferred gains on retroactive reinsurance agreements with affiliates.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following tables present our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional (a)	$266.1	60.8%		$14.1	3.2%		$280.2	64.0%
Catastrophes	15.0	3.4%		(1.7)	-0.4%		13.3	3.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$281.1	64.2%		$12.5	2.8%		$293.6	67.0%

2011
Attritional (a)	$251.7	55.8%		$(7.5)	-1.7%		$244.2	54.1%
Catastrophes	60.8	13.4%		7.9	1.7%		68.7	15.2%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$312.5	69.2%		$0.4	0.0%		$312.8	69.2%

Variance 2012/2011
Attritional (a)	$14.4	5.0	pts	$21.6	4.9	pts	$36.0	9.9	pts
Catastrophes	(45.8)	(10.0)	pts	(9.6)	(2.1)	pts	(55.4)	(12.2)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total	$(31.4)	(5.0)	pts	$12.1	2.8	pts	$(19.2)	(2.2)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional (a)	$501.5	57.6%		$15.9	1.8%		$517.4	59.4%
Catastrophes	30.0	3.4%		(3.5)	-0.4%		26.5	3.0%
A&E	-	0.0%		0.1	0.0%		0.1	0.0%
Total	$531.5	61.0%		$12.5	1.4%		$544.0	62.4%

2011
Attritional (a)	$508.1	55.7%		$(18.0)	-2.0%		$490.2	53.8%
Catastrophes	365.1	40.1%		10.6	1.2%		375.7	41.2%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$873.2	95.8%		$(7.3)	-0.8%		$865.8	95.0%

Variance 2012/2011
Attritional (a)	$(6.6)	1.9	pts	$33.9	3.8	pts	$27.2	5.6	pts
Catastrophes	(335.1)	(36.7)	pts	(14.1)	(1.6)	pts	(349.2)	(38.2)	pts
A&E	-	-	pts	0.1	-	pts	0.1	-	pts
Total	$(341.7)	(34.8)	pts	$19.8	2.2	pts	$(321.8)	(32.6)	pts

(a) Attritional losses exclude catastrophe and Asbestos and Environmental ("A&E") losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by $19.2 million, representing 2.2 loss ratio points for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  Current year catastrophe losses were lower by $45.8 million, or 10.0 points, period over period.  The $15.0 million of current year catastrophe losses for 2012 related to U.S. storm losses.  The $60.8 million of current year catastrophe losses for 2011 related primarily to U.S. storm losses ($24.7 million), the 2011 New Zealand earthquake ($20.3 million) and Japanese earthquake and tsunami ($9.5 million).  Partially offsetting the decrease in current year catastrophe losses was an increase in attritional losses of $36.0 million, or 9.9 loss ratio points, primarily due to the impact from year over year cessions under our affiliated quota share agreements resulting from movement in foreign exchange rates and changes in ceding percentages.

Incurred losses and LAE decreased by $321.8 million, representing 32.6 loss ratio points for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Current year catastrophe losses were lower by $335.1 million, or 36.7 points, period over period.  The $30.0 million of current year catastrophe losses for 2012 related to U.S. storm losses.  The $365.1 million of current year catastrophe losses for 2011 related primarily to the Japanese earthquake and tsunami ($192.2 million), the 2011 New Zealand earthquake ($110.0 million), the 2011 Australian floods ($27.5 million) and U.S. Storms ($24.7 million).  Attritional losses increased $27.2 million, representing 5.6 loss ratio points, due to the impact of foreign exchange and changes in our affiliated quota share agreements, partially offset by rate increases in catastrophe exposed areas and a shift in mix of business towards property catastrophe and excess of loss business, which generally carry lower attritional losses.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by $13.1 million, or 16.3%, for the three months ended June 30, 2012 compared to the same period in 2011, and by $12.0 million, or 7.1%, for the six months ended June 30, 2012 compared to the same period in 2011, due primarily to the one-time effect of the cancelled Florida quota share contract and the adoption of new accounting standards concerning the accounting for acquisition costs, which is increasing expenses in 2012, partially offset by an increase in excess of loss business which carries a lower commission than pro rata business and better terms.

Other Underwriting Expenses.  Other underwriting expenses increased to $41.1 million from $39.2 million for the three months ended June 30, 2012 and 2011, respectively, and increased to $80.6 million from $77.4 million for the six months ended June 30, 2012 and 2011, respectively, due primarily to higher employee benefit plan expenses.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $1.7 million and $1.2 million for the three months ended June 30, 2012 and 2011, respectively, and $3.3 million and $2.4 million for the six months ended June 30, 2012 and 2011, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $12.7 million for the three months ended June 30, 2012 and 2011, respectively, and $25.4 million for the six months ended June 30, 2012 and 2011, respectively.

Income Tax Expense (Benefit).  We had income tax expense of $52.6 million and $131.0 million for the three and six months ended June 30, 2012, respectively.  We had income tax expense of $1.8 million and an income tax benefit of $7.3 million for the three and six months ended June 30, 2011, respectively.  Our income tax is primarily a function of the statutory tax rates coupled with the impact from tax-preferenced investment income.  Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income.  The increases in tax expense were mainly due to the improvement in taxable income resulting from lower catastrophe losses in 2012, and also reflect tax benefits of $9.3 million and $21.7 million for the three and six months ended June 30, 2012, respectively, due to corrections of understatements in the deferred tax asset account.

Net Income (Loss).
Our net income was $125.7 million and $8.8 million for the three months ended June 30, 2012 and 2011, respectively.  Our net income was $340.4 million and our net loss was $88.7 million for the six months ended June 30, 2012 and 2011, respectively.  The increases were primarily driven by the decline in catastrophe losses in 2012 compared to the prior period.

Ratios.
Our combined ratio increased by 2.0 points to 97.6% for the three months ended June 30, 2012 compared to 95.6% for the three months ended June 30, 2011 and decreased by 29.7 points to 92.3% for the six months ended June 30, 2012 compared to 122.0% for the six months ended June 30, 2011.  The loss ratio component decreased 2.2 points and 32.6 points for the three and six months ended June 30, 2012, respectively, over the same periods last year due to lower catastrophe losses.  The other underwriting expense ratio component and the commission and brokerage ratio component both increased over the same period last year due to the increase in expenses explained above.

Stockholder's Equity.
Stockholder's equity increased by $350.1 million to $3,291.5 million at June 30, 2012 from $2,941.4 million at December 31, 2011, principally as a result of $340.4 million of net income, $6.9 million of unrealized appreciation on investments, net of tax, $3.4 million of share-based compensation transactions and $2.0 million of net benefit plan obligation adjustments, partially offset by $2.6 million of foreign currency translation adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income decreased 12.1% to $74.2 million for the three months ended June 30, 2012 compared to $84.5 million for the three months ended June 30, 2011, and decreased 9.4% to $155.4 million for the six months ended June 30, 2012 compared to $171.6 million for the six months ended June 30, 2011.  The decreases were primarily due to decreases in income from our limited partnership investments and a decline in income from our fixed maturities resulting from lower reinvestment rates.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2012	2011	2012	2011
Fixed maturities	$54.0	$59.1	$108.8	$119.8
Equity securities	10.1	6.5	20.4	11.6
Short-term investments and cash	0.3	0.4	0.4	0.6
Other invested assets
Limited partnerships	9.2	13.9	20.8	32.4
Dividends from Parent's shares	4.6	4.7	9.3	9.3
Other	(0.5)	4.1	1.0	4.7
Total gross investment income	77.7	88.7	160.8	178.4
Interest debited (credited) and other expense	(3.6)	(4.3)	(5.4)	(6.8)
Total net investment income	$74.2	$84.5	$155.4	$171.6

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	June 30,	December 31,
	2012	2011
Imbedded pre-tax yield of cash and invested assets	3.4%	3.6%
Imbedded after-tax yield of cash and invested assets	2.5%	2.7%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Annualized pre-tax yield on average cash and invested assets	3.6%	4.2%	3.8%	4.3%
Annualized after-tax yield on average cash and invested assets	2.7%	3.2%	2.8%	3.3%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2012	2011	Variance	2012	2011	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$3.6	$2.7	$0.9	$7.2	$16.8	$(9.6)
Losses	(1.2)	(8.7)	7.5	(3.3)	(35.1)	31.8
Total	2.4	(6.0)	8.4	3.9	(18.3)	22.2

Fixed maturity securities, fair value
Gains	0.1	0.6	(0.5)	5.5	0.8	4.7
Losses	(0.2)	-	(0.2)	(0.4)	(1.7)	1.3
Total	(0.2)	0.6	(0.8)	5.0	(0.9)	5.9

Equity securities, market value
Gains	-	-	-	-	0.2	(0.2)
Losses	-	-	-	-	(0.2)	0.2
Total	-	-	-	-	-	-

Equity securities, fair value
Gains	1.0	0.7	0.3	27.8	2.9	24.9
Losses	(3.4)	(0.9)	(2.5)	(7.9)	(1.2)	(6.7)
Total	(2.4)	(0.2)	(2.2)	19.9	1.7	18.2

Total net realized gains (losses) from sales
Gains	4.7	4.0	0.7	40.5	20.7	19.8
Losses	(4.8)	(9.6)	4.8	(11.6)	(38.2)	26.6
Total	(0.1)	(5.6)	5.5	28.9	(17.5)	46.4

Other-than-temporary impairments:	(0.5)	-	(0.5)	(6.1)	(13.6)	7.5

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	(1.7)	-	(1.7)	1.3	(3.5)	4.8
Equity securities, fair value	(21.7)	-	(21.7)	46.1	38.1	8.0
Other invested assets, fair value	106.7	(62.5)	169.2	188.6	(31.1)	219.7
Total	83.2	(62.5)	145.7	236.0	3.5	232.5

Total net realized capital gains (losses)	$82.6	$(68.2)	$150.8	$258.7	$(27.7)	$286.4

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $82.6 million and net realized capital losses were $68.2 million for the three months ended June 30, 2012 and 2011, respectively.  For the three months ended June 30, 2012, we recorded $83.2 million of gains due to fair value re-measurements on fixed maturity, equity securities and other invested assets, partially offset by $0.5 million of other-than-temporary impairments on fixed maturity securities and $0.1 million of net realized capital losses from sales of fixed maturity and equity securities.  For the three months ended June 30, 2011, we recorded $62.5 million in losses due to fair value re-measurements on other invested assets and $5.6 million of net realized capital losses from sales of fixed maturity and equity securities.  The losses on the sales of fixed maturity securities in 2011 included the impact of selling part of our municipal bond portfolio as credit concerns arose in this market sector.

Net realized capital gains were $258.7 million and net realized capital losses were $27.7 million for the six months ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012, we recorded $236.0 million of gains due to fair value re-measurements on fixed maturity, equity securities and other invested assets and $28.9 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $6.1 million of other-than-temporary impairments on fixed maturity securities.  For the six months ended June 30, 2011, we recorded $17.5 million of net realized capital losses from sales of fixed maturity and equity securities and $13.6 million of other-than-temporary impairments on fixed maturity securities, partially offset by $3.5 million in gains due to fair value re-measurements on fixed maturities and equity securities and other invested assets.  The losses on the sales of fixed maturity securities in 2011 included the impact of selling part of our municipal bond portfolio as credit concerns arose in this market sector.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2012	2011	Variance	% Change	2012	2011	Variance	% Change
Gross written premiums	$135.5	$280.2	$(144.8)	-51.7%	$505.0	$586.3	$(81.4)	-13.9%
Net written premiums	68.2	153.5	(85.3)	-55.6%	255.4	318.6	(63.2)	-19.8%

Premiums earned	$164.1	$168.9	$(4.7)	-2.8%	$348.0	$344.6	$3.4	1.0%
Incurred losses and LAE	103.5	131.9	(28.4)	-21.5%	213.2	274.4	(61.2)	-22.3%
Commission and brokerage	54.7	39.1	15.6	39.9%	99.8	82.8	17.0	20.5%
Other underwriting expenses	10.0	9.9	0.1	1.5%	20.8	19.8	1.0	5.0%
Underwriting gain (loss)	$(4.0)	$(11.9)	$7.9	-66.3%	$14.2	$(32.5)	$46.6	-143.6%

				Point Chg				Point Chg
Loss ratio	63.0%	78.1%		(15.1)	61.3%	79.6%		(18.3)
Commission and brokerage ratio	33.3%	23.1%		10.2	28.7%	24.0%		4.7
Other underwriting expense ratio	6.1%	5.9%		0.2	5.9%	5.8%		0.1
Combined ratio	102.4%	107.1%		(4.7)	95.9%	109.4%		(13.5)

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 51.7% to $135.5 million for the three months ended June 30, 2012 from $280.2 million for the three months ended June 30, 2011, primarily due to the non-renewal of a large Florida quota share reinsurance contract, partially offset by increased new business and higher premium rates on renewals, particularly for catastrophe exposed risks.  Net written premiums decreased 55.6% to $68.2 million for the three months ended June 30, 2012 compared to $153.5 million for the three months ended June 30, 2011, which is in line with the percentage decrease in gross written premiums for the quarter.  Premiums earned decreased 2.8% to $164.1 million for the three months ended June 30, 2012 compared to $168.9 million for the three months ended June 30, 2011.  The variance difference between premiums earned and net written premiums was primarily attributable to the non-renewal of the large Florida quota share reinsurance contract partially offset by increases in new business and rate increases on renewals, particularly for catastrophe exposed contracts.

Gross written premiums decreased by 13.9% to $505.0 million for the six months ended June 30, 2012 from $586.3 million for the six months ended June 30, 2011, primarily due to the non-renewal of a large Florida quota share reinsurance contract, partially offset by increased new business and higher premium rates on renewals, particularly for contracts with catastrophe exposed risks.  Net written premiums decreased 19.8% to $255.4 million for the six months ended June 30, 2012 compared to $318.6 million for the six months ended June 30, 2011, which is in line with the decrease in gross written premiums.  Premiums earned increased 1.0% to $348.0 million for the six months ended June 30, 2012 compared to $344.6 million for the six months ended June 30, 2011.  As with the quarter, the variance difference between premiums earned and net written premiums is primarily attributable to the non-renewal of the large Florida quota share reinsurance contract partially offset by increases in new business and rate increases on renewals, particularly for catastrophe exposed contracts.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$82.9	50.6%		$8.3	5.0%		$91.2	55.6%
Catastrophes	15.0	9.1%		(2.7)	-1.7%		12.3	7.4%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$97.9	59.7%		$5.6	3.3%		$103.5	63.0%

2011
Attritional	$93.3	55.2%		$1.9	1.1%		$95.2	56.3%
Catastrophes	28.0	16.6%		8.8	5.2%		36.8	21.8%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$121.3	71.8%		$10.7	6.3%		$131.9	78.1%

Variance 2012/2011
Attritional	$(10.4)	(4.6)	pts	$6.4	3.9	pts	$(4.0)	(0.7)	pts
Catastrophes	(13.0)	(7.5)	pts	(11.5)	(6.9)	pts	(24.5)	(14.4)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$(23.4)	(12.1)	pts	$(5.1)	(3.0)	pts	$(28.4)	(15.1)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$177.6	51.1%		$12.6	3.6%		$190.2	54.7%
Catastrophes	30.0	8.6%		(7.1)	-2.0%		22.9	6.6%
A&E	-	0.0%		0.1	0.0%		0.1	0.0%
Total segment	$207.6	59.7%		$5.6	1.6%		$213.2	61.3%

2011
Attritional	$179.7	52.1%		$(0.5)	-0.2%		$179.2	51.9%
Catastrophes	85.7	24.9%		9.5	2.8%		95.2	27.7%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$265.4	77.0%		$9.0	2.6%		$274.4	79.6%

Variance 2012/2011
Attritional	$(2.1)	(1.0)	pts	$13.1	3.8	pts	$11.0	2.8	pts
Catastrophes	(55.7)	(16.3)	pts	(16.6)	(4.8)	pts	(72.3)	(21.1)	pts
A&E	-	-	pts	0.1	-	pts	0.1	-	pts
Total segment	$(57.8)	(17.3)	pts	$(3.4)	(1.0)	pts	$(61.2)	(18.3)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses were $28.4 million (15.1 points) lower at $103.5 million for the three months ended June 30, 2012 compared to $131.9 million for the three months ended June 30, 2011, primarily as a result of the $13.0 million (7.5 points) decrease in current year catastrophe losses and the $10.4 million (4.6 points) decrease in current year attritional losses.  The $15.0 million of current year catastrophe losses for 2012 related to U.S. storm losses.  The $28.0 million of current year catastrophe losses for 2011 related primarily to U.S. storms ($24.2 million) and Australian floods ($1.4 million).  The decrease in current year attritional losses was primarily due to a shift in the mix of business towards catastrophe excess of loss business, which generally has lower attritional losses.

Incurred losses were $61.2 million (18.3 points) lower at $213.2 million for the six months ended June 30, 2012 compared to $274.4 million for the six months ended June 30, 2011, primarily as a result of the $55.7 million (16.3 points) decrease in current year catastrophe losses.  The $30.0 million of current year catastrophe losses for 2012 related to U.S. storm losses.  The $85.7 million of current year catastrophe losses for 2011 related primarily to the Japanese earthquake and tsunami ($35.6 million), U.S. storms ($24.2 million), the New Zealand earthquake ($22.7 million) and the Australian floods ($2.4 million).

Segment Expenses.  Commission and brokerage expenses increased 39.9% to $54.7 million for the three months ended June 30, 2012 compared to $39.1 million for the three months ended June 30, 2011.  Commission and brokerage expenses increased 20.5% to $99.8 million for the six months ended June 30, 2012 compared to $82.8 million for the six months ended June 30, 2011.  These variances were primarily due to the one-time effect resulting from commissions of the cancelled Florida quota share contract.

Segment other underwriting expenses increased slightly to $10.0 million for the three months ended June 30, 2012 compared to $9.9 million for the same period in 2011 and to $20.8 million for the six months ended June 30, 2012 compared to $19.8 million for the same period in 2011.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2012	2011	Variance	% Change	2012	2011	Variance	% Change
Gross written premiums	$349.7	$288.7	$61.0	21.1%	$630.2	$597.6	$32.6	5.5%
Net written premiums	160.2	141.5	18.7	13.2%	296.5	299.6	(3.1)	-1.0%

Premiums earned	$157.0	$162.4	$(5.4)	-3.3%	$304.8	$328.9	$(24.1)	-7.3%
Incurred losses and LAE	97.9	90.9	7.0	7.7%	162.5	409.7	(247.2)	-60.3%
Commission and brokerage	37.0	32.9	4.0	12.2%	68.7	70.1	(1.3)	-1.9%
Other underwriting expenses	6.5	7.0	(0.4)	-5.8%	13.3	13.4	(0.1)	-0.8%
Underwriting gain (loss)	$15.6	$31.7	$(16.1)	-50.7%	$60.3	$(164.2)	$224.5	-136.7%

				Point Chg				Point Chg
Loss ratio	62.3%	55.9%		6.4	53.3%	124.5%		(71.2)
Commission and brokerage ratio	23.6%	20.3%		3.3	22.6%	21.3%		1.3
Other underwriting expense ratio	4.2%	4.3%		(0.1)	4.3%	4.1%		0.2
Combined ratio	90.1%	80.5%		9.6	80.2%	149.9%		(69.7)

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 21.1% to $349.7 million for the three months ended June 30, 2012 compared to $288.7 million for the three months ended June 30, 2011, primarily due to increased premium from the Latin American and Asian regions, with the latter experiencing significant rate increases following the 2011 catastrophe loss events, which was partially offset by a lower premium impact of the shift in this business away from pro rata to excess of loss. Net written premiums increased by 13.2% to $160.2 million for the three months ended June 30, 2012 compared to $141.5 million for the three months ended June 30, 2011, primarily due to a increase in gross written premiums.  Premiums earned decreased by 3.3% to $157.0 million for the three months ended June 30, 2012 compared to $162.4 million for the three months ended June 30, 2011.  The change in premiums earned relative to net written premiums was the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 5.5% to $630.2 million for the six months ended June 30, 2012 compared to $597.6 million for the six months ended June 30, 2011, primarily due to increased premium from the Latin American and Asian regions, with the latter experiencing significant rate increases following the 2011 catastrophe loss events, which was partially offset by a lower premium impact of the shift in this business away from pro rata to excess of loss.  Net written premiums decreased by 1.0% to $296.5 million for the six months ended June 30, 2012 compared to $299.6 million for the six months ended June 30, 2011, primarily due to the impact of changes in our affiliated quota share agreements.  Premiums earned decreased by 7.3% to $304.8 million for the six months ended June 30, 2012 compared to $328.9 million for the six months ended June 30, 2011.  The change in premiums earned relative to net written premiums was the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$93.8	59.7%		$3.1	1.9%		$96.8	61.6%
Catastrophes	-	0.0%		1.1	0.7%		1.1	0.7%
Total segment	$93.8	59.7%		$4.2	2.6%		$97.9	62.3%

2011
Attritional	$67.3	41.4%		$(8.1)	-5.0%		$59.2	36.4%
Catastrophes	32.8	20.2%		(1.1)	-0.7%		31.7	19.5%
Total segment	$100.1	61.6%		$(9.2)	-5.7%		$90.9	55.9%

Variance 2012/2011
Attritional	$26.5	18.3	pts	$11.2	6.9	pts	$37.6	25.2	pts
Catastrophes	(32.8)	(20.2)	pts	2.2	1.4	pts	(30.6)	(18.8)	pts
Total segment	$(6.3)	(1.9)	pts	$13.4	8.3	pts	$7.0	6.4	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$158.9	52.1%		$-	0.0%		$158.9	52.1%
Catastrophes	-	0.0%		3.6	1.2%		3.6	1.2%
Total segment	$158.9	52.1%		$3.6	1.2%		$162.5	53.3%

2011
Attritional	$141.5	42.9%		$(12.0)	-3.6%		$129.5	39.3%
Catastrophes	279.3	84.9%		0.9	0.3%		280.2	85.2%
Total segment	$420.8	127.8%		$(11.1)	-3.3%		$409.7	124.5%

Variance 2012/2011
Attritional	$17.4	9.2	pts	$12.0	3.6	pts	$29.4	12.8	pts
Catastrophes	(279.3)	(84.9)	pts	2.7	0.9	pts	(276.6)	(84.0)	pts
Total segment	$(261.9)	(75.7)	pts	$14.7	4.5	pts	$(247.2)	(71.2)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased 7.7% to $97.9 million for the three months ended June 30, 2012 compared to $90.9 million for the three months ended June 30, 2011, representing 6.4 loss ratio points.  The increase was principally due to a $37.6 million (25.2 points) increase in attritional losses due to the impact from year over year cessions under our affiliated quota share agreements resulting from movement in foreign exchange rates and changes in ceding percentages, partially offset by a decrease in current year catastrophe losses of $32.8 million (20.2 points).  There were no current year catastrophe losses in 2012 compared to $32.8 million of 2011 current year catastrophes, which primarily related to the New Zealand earthquake ($20.1 million) and the Japanese earthquake and tsunami ($8.2 million).

Incurred losses and LAE decreased 60.3% to $162.5 million for the six months ended June 30, 2012 compared to $409.7 million for the six months ended June 30, 2011, representing 71.2 loss ratio points.  The decrease was principally due to a $279.3 million (84.9 points) decrease in current year catastrophe losses.  There were no current year catastrophe losses in 2012 compared to $279.3 million current year catastrophes in 2011, which primarily related to the Japanese earthquake and tsunami ($156.6 million), the New Zealand earthquake ($87.3 million) and the Australian flood ($25.1 million).  Attritional losses increased by $29.4 million (12.8 points) primarily due to the impact of foreign exchange and changes in our affiliated quota share agreements.

Segment Expenses. Commission and brokerage expenses increased 12.2% to $37.0 million for the three months ended June 30, 2012 compared to $32.9 million for the three months ended June 30, 2011.  Commission and brokerage expenses decreased 1.9% to $68.7 million for the six months ended June 30, 2012 compared to $70.1 million for the six months ended June 30, 2011.  These variances were principally due to the impact of changes in our affiliated quota share agreements and a shift in the mix of business.

Segment other underwriting expenses decreased slightly to $6.5 million for the three months ended June 30, 2012 compared to $7.0 million for the three months ended June 30, 2011 and to $13.3 million for the six months ended June 30, 2012 compared to $13.4 million for the six months ended June 30, 2011.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2012	2011	Variance	% Change	2012	2011	Variance	% Change
Gross written premiums	$247.7	$242.5	$5.2	2.1%	$454.9	$514.0	$(59.0)	-11.5%
Net written premiums	111.1	115.0	(3.9)	-3.4%	214.9	251.9	(37.0)	-14.7%

Premiums earned	$117.3	$120.7	$(3.4)	-2.8%	$219.4	$237.9	$(18.6)	-7.8%
Incurred losses and LAE	92.2	90.1	2.1	2.3%	168.2	181.7	(13.5)	-7.4%
Commission and brokerage	1.7	8.3	(6.5)	-79.0%	12.3	15.9	(3.6)	-22.8%
Other underwriting expenses	24.5	22.4	2.1	9.5%	46.6	44.3	2.3	5.1%
Underwriting gain (loss)	$(1.2)	$-	$(1.1)	NM	$(7.7)	$(4.0)	$(3.7)	93.4%

				Point Chg				Point Chg
Loss ratio	78.6%	74.6%		4.0	76.7%	76.4%		0.3
Commission and brokerage ratio	1.5%	6.9%		(5.4)	5.6%	6.7%		(1.1)
Other underwriting expense ratio	20.9%	18.5%		2.4	21.2%	18.6%		2.6
Combined ratio	101.0%	100.0%		1.0	103.5%	101.7%		1.8

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 2.1% to $247.7 million for the three months ended June 30, 2012 compared to $242.5 million for the three months ended June 30, 2011.  This increase was primarily due to the increase in crop premiums, partially offset by the run-off of terminated business.  Net written premiums decreased 3.4% to $111.1 million for the three months ended June 30, 2012 compared to $115.0 million for the same period in 2011 due to an increase in the use of reinsurance on our crop business.  Premiums earned decreased 2.8% to $117.3 million for the three months ended June 30, 2012 compared to $120.7 million for the three months ended June 30, 2011.  The change in premiums earned is comparable to the change in net written premiums.

Gross written premiums decreased by 11.5% to $454.9 million for the six months ended June 30, 2012 compared to $514.0 million for the six months ended June 30, 2011.  This decrease was primarily driven by the termination and runoff of several large casualty programs, partially offset by an increase in crop and A&H primary business.  Net written premiums decreased 14.7% to $214.9 million for the six months ended June 30, 2012 compared to $251.9 million for the same period in 2011 due to the lower gross written premiums.  Premiums earned decreased 7.8% to $219.4 million for the six months ended June 30, 2012 compared to $237.9 million for the six months ended June 30, 2011.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$89.4	76.2%		$2.8	2.4%		$92.2	78.6%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$89.4	76.2%		$2.8	2.4%		$92.2	78.6%

2011
Attritional	$91.1	75.4%		$(1.2)	-1.0%		$89.9	74.4%
Catastrophes	-	0.0%		0.2	0.2%		0.2	0.2%
Total segment	$91.1	75.4%		$(1.0)	-0.8%		$90.1	74.6%

Variance 2012/2011
Attritional	$(1.7)	0.8	pts	$4.0	3.4	pts	$2.3	4.2	pts
Catastrophes	-	-	pts	(0.2)	(0.2)	pts	(0.2)	(0.2)	pts
Total segment	$(1.7)	0.8	pts	$3.8	3.2	pts	$2.1	4.0	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$164.9	75.2%		$3.3	1.5%		$168.2	76.7%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$164.9	75.2%		$3.3	1.5%		$168.2	76.7%

2011
Attritional	$186.9	78.6%		$(5.4)	-2.3%		$181.5	76.3%
Catastrophes	-	0.0%		0.2	0.1%		0.2	0.1%
Total segment	$186.9	78.6%		$(5.2)	-2.2%		$181.7	76.4%

Variance 2012/2011
Attritional	$(22.0)	(3.4)	pts	$8.7	3.8	pts	$(13.3)	0.4	pts
Catastrophes	-	-	pts	(0.2)	(0.1)	pts	(0.2)	(0.1)	pts
Total segment	$(22.0)	(3.4)	pts	$8.5	3.7	pts	$(13.5)	0.3	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by $2.1 million, or 2.3%, to $92.2 million for the three months ended June 30, 2012 compared to $90.1 million for the three months ended June 30, 2011.  This was due primarily to an increase of $2.3 million (4.2 points) in attritional losses driven by the impact of changes in our affiliated quota share agreements.

Incurred losses and LAE decreased by $13.5 million, or 7.4%, to $168.2 million for the six months ended June 30, 2012 compared to $181.7 million for the six months ended June 30, 2011.  This was primarily due to a decrease of $22.0 million (3.4 points) in current year attritional losses driven by the decline in premiums earned and a shift in the mix of business towards short-tail business with lower loss ratios.

Segment Expenses. Commission and brokerage expenses decreased to $1.7 million for the three months ended June 30, 2012 compared to $8.3 million for the three months ended June 30, 2011 and decreased to $12.3 million for the six months ended June 30, 2012 compared to $15.9 million for the six months ended June 30, 2011.  These declines were mainly due to changes in distribution with a higher proportion of business being done on a direct basis, which carries a lower commission expense and changes in our affiliated quota share agreements.

Segment other underwriting expenses for the three months ended June 30, 2012 increased to $24.5 million from $22.4 million for the three months ended June 30, 2011.  Segment other underwriting expenses for the six months ended June 30, 2012 increased to $46.6 million from $44.3 million for the six months ended June 30, 2011.  These increases were primarily due to higher employee benefit plan expenses.

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

Interest Rate Risk.  Our $8.8 billion investment portfolio, at June 30, 2012, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $610.2 million of mortgage-backed securities in the $5,291.0 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $580.8 million of short-term investments) for the periods indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates for mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At June 30, 2012
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$6,115.7	$5,995.5	$5,871.8	$5,732.6	$5,589.9
Market/Fair Value Change from Base (%)	4.2%	2.1%	0.0%	-2.4%	-4.8%
Change in Unrealized Appreciation
After-tax from Base ($)	$158.5	$80.4	$-	$(90.5)	$(183.2)

We had $8,013.7 million and $8,290.6 million of gross reserves for losses and LAE as of June 30, 2012 and December 31, 2011, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At June 30, 2012
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$930.9	$1,047.2	$1,163.6	$1,279.9	$1,396.3
After-tax Change in Fair/Market Value	(151.3)	(75.6)	-	75.6	151.3

Foreign Exchange Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Singapore and Canadian Dollars.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of June 30, 2012, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2011.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Index:

Exhibit No.	Description

31.1	Section 302 Certification of Joseph V. Taranto

31.2	Section 302 Certification of Craig Howie

32.1	Section 906 Certification of Joseph V. Taranto and Craig Howie

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Everest Reinsurance Holdings, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everest Reinsurance Holdings, Inc.
(Registrant)

/S/ CRAIG HOWIE
Craig Howie
Executive Vice President and
Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

Dated: August 14, 2012