Form 10-Q
period 2012-09-30
EVEREST REINSURANCE HOLDINGS INC
filed 2012-11-14
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2012	Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3263609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer		Accelerated filer
Non-accelerated filer	X	Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At November 1, 2012
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Form 10-Q

Page
PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

Part I

ITEM  1.  FINANCIAL STATEMENTS

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except par value per share)	2012	2011
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$5,326,118	$5,107,028
(amortized cost: 2012, $5,060,968; 2011, $4,880,654)
Fixed maturities - available for sale, at fair value	52,217	113,606
Equity securities - available for sale, at market value (cost: 2012, $15; 2011, $15)	13	10
Equity securities - available for sale, at fair value	1,247,445	1,207,053
Short-term investments	640,698	423,663
Other invested assets (cost: 2012, $420,510; 2011, $379,342)	420,510	379,342
Other invested assets, at fair value	1,039,648	817,352
Cash	309,059	348,267
Total investments and cash	9,035,708	8,396,321
Accrued investment income	56,639	55,849
Premiums receivable	990,571	856,375
Reinsurance receivables - unaffiliated	633,893	570,128
Reinsurance receivables - affiliated	2,851,472	2,901,174
Funds held by reinsureds	153,312	176,156
Deferred acquisition costs	90,088	166,806
Prepaid reinsurance premiums	597,498	625,391
Deferred tax asset	208,090	366,490
Income taxes recoverable	16,153	39,014
Other assets	235,593	195,476
TOTAL ASSETS	$14,869,017	$14,349,180

LIABILITIES:
Reserve for losses and loss adjustment expenses	$7,954,633	$8,290,619
Unearned premium reserve	1,143,252	1,239,705
Funds held under reinsurance treaties	84,798	123,479
Losses in the course of payment	93,575	11,002
Commission reserves	32,979	40,353
Other net payable to reinsurers	894,866	629,871
5.4% Senior notes due 10/15/2014	249,894	249,858
6.6% Long term notes due 5/1/2067	238,356	238,354
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	12,092	4,781
Unsettled securities payable	74,097	8,793
Other liabilities	276,651	241,075
Total liabilities	11,385,090	11,407,787

Commitments and Contingencies (Note 6)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2012 and 2011)	-	-
Additional paid-in capital	338,478	333,416
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $116,254 at 2012 and $94,118 at 2011	215,900	174,790
Retained earnings	2,929,549	2,433,187
Total stockholder's equity	3,483,927	2,941,393
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$14,869,017	$14,349,180

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$427,112	$442,862	$1,299,293	$1,354,305
Net investment income	76,342	78,325	231,790	249,916
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(486)	(911)	(6,627)	(14,522)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	96,429	(178,125)	361,300	(192,222)
Total net realized capital gains (losses)	95,943	(179,036)	354,673	(206,744)
Other income (expense)	425	(8,865)	19,599	(20,401)
Total revenues	599,822	333,286	1,905,355	1,377,076

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	242,877	322,099	786,851	1,187,936
Commission, brokerage, taxes and fees	70,464	70,842	251,320	239,659
Other underwriting expenses	45,938	42,708	126,551	120,148
Corporate expenses	2,019	1,143	5,317	3,498
Interest, fee and bond issue cost amortization expense	12,682	12,706	38,061	38,083
Total claims and expenses	373,980	449,498	1,208,100	1,589,324

INCOME (LOSS) BEFORE TAXES	225,842	(116,212)	697,255	(212,248)
Income tax expense (benefit)	69,857	(116,473)	200,893	(123,783)

NET INCOME (LOSS)	$155,985	$261	$496,362	$(88,465)

Other comprehensive income (loss), net of tax :
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	18,036	8,842	23,511	12,640
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	261	(1,049)	1,696	19,661
Total URA(D) on securities arising during the period	18,297	7,793	25,207	32,301
Foreign currency translation adjustments	15,301	(4,558)	12,737	4,695
Pension adjustments	1,199	746	3,166	2,238
Total other comprehensive income (loss), net of tax	34,797	3,981	41,110	39,234

COMPREHENSIVE INCOME (LOSS)	$190,782	$4,242	$537,472	$(49,231)

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share amounts)	2012	2011	2012	2011
	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$336,813	$330,990	$333,416	$327,767
Share-based compensation plans	1,665	1,657	5,062	4,880
Balance, end of period	338,478	332,647	338,478	332,647

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	181,103	199,219	174,790	163,966
Net increase (decrease) during the period	34,797	3,981	41,110	39,234
Balance, end of period	215,900	203,200	215,900	203,200

RETAINED EARNINGS:
Balance, beginning of period	2,773,564	2,547,282	2,433,187	2,636,008
Net income (loss)	155,985	261	496,362	(88,465)
Balance, end of period	2,929,549	2,547,543	2,929,549	2,547,543

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$3,483,927	$3,083,390	$3,483,927	$3,083,390

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$155,985	$261	$496,362	$(88,465)
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(233,296)	(21,017)	(129,749)	(149,561)
Decrease (increase) in funds held by reinsureds, net	2,646	(94,290)	(14,878)	(102,102)
Decrease (increase) in reinsurance receivables	(39,772)	112,376	(9,281)	(243,523)
Decrease (increase) in current income taxes	18,495	16,559	23,123	15,515
Decrease (increase) in deferred tax asset	22,640	(137,225)	136,264	(122,876)
Decrease (increase) in prepaid reinsurance premiums	(66,455)	(33,514)	28,866	28,649
Increase (decrease) in reserve for losses and loss adjustment expenses	(109,811)	(96,587)	(406,946)	489,779
Increase (decrease) in unearned premiums	98,935	29,928	(102,067)	(73,434)
Increase (decrease) in other net payable to reinsurers	220,948	66,568	263,498	155,372
Change in equity adjustments in limited partnerships	(8,800)	(12,190)	(28,850)	(44,544)
Change in other assets and liabilities, net	59,520	28,444	158,864	44,148
Non-cash compensation expense	1,737	1,584	4,981	4,638
Amortization of bond premium (accrual of bond discount)	3,330	(17)	12,939	6,897
Amortization of underwriting discount on senior notes	13	12	38	36
Net realized capital (gains) losses	(95,943)	179,036	(354,673)	206,744
Net cash provided by (used in) operating activities	30,172	39,928	78,491	127,273

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	273,497	262,235	648,218	525,768
Proceeds from fixed maturities matured/called - available for sale, at fair value	1,300	-	1,300	12,775
Proceeds from fixed maturities sold - available for sale, at market value	114,610	255,913	290,911	1,042,803
Proceeds from fixed maturities sold - available for sale, at fair value	11,783	12,512	72,926	62,632
Proceeds from equity securities sold - available for sale, at market value	-	-	-	27,096
Proceeds from equity securities sold - available for sale, at fair value	85,277	61,080	377,157	150,776
Distributions from other invested assets	16,130	13,487	31,513	103,262
Cost of fixed maturities acquired - available for sale, at market value	(404,009)	(285,414)	(1,066,080)	(995,210)
Cost of fixed maturities acquired - available for sale, at fair value	(1,658)	(9,801)	(7,164)	(25,025)
Cost of equity securities acquired - available for sale, at market value	-	-	-	(27,059)
Cost of equity securities acquired - available for sale, at fair value	(107,330)	(340,493)	(288,218)	(679,764)
Cost of other invested assets acquired	(20,065)	(2,393)	(43,831)	(47,471)
Cost of other invested assets acquired, at fair value	-	-	-	(37,611)
Cost of businesses acquired	-	-	-	(63,100)
Net change in short-term investments	(58,681)	29,080	(216,270)	(18,105)
Net change in unsettled securities transactions	33,600	(14,007)	38,712	30,834
Net cash provided by (used in) investing activities	(55,546)	(17,801)	(160,826)	62,601

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	(72)	73	81	242
Revolving credit borrowings	-	(40,000)	-	(50,000)
Net cash provided by (used in) financing activities	(72)	(39,927)	81	(49,758)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	28,772	(5,553)	43,046	6,804

Net increase (decrease) in cash	3,326	(23,353)	(39,208)	146,920
Cash, beginning of period	305,733	288,365	348,267	118,092
Cash, end of period	$309,059	$265,012	$309,059	$265,012

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$27,119	$4,149	$36,498	$(16,616)
Interest paid	5,202	5,228	30,244	30,269

Non-cash transaction:
Net assets acquired and liabilities assumed from business acquisitions	-	-	-	19,130

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2012 and 2011

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

2. BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2012 and 2011 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2011 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2011, 2010 and 2009 included in the Company’s most recent Form 10-K filing.

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

Treatment of Insurance Contract Acquisition Costs. In October 2010, the FASB issued authoritative guidance for the accounting for costs associated with acquiring or renewing insurance contracts.  The guidance identifies the incremental direct costs of contract acquisition and costs directly related to acquisition activities that should be capitalized.  This guidance is effective for reporting periods beginning after December 15, 2011.  The Company implemented this guidance as of January 1, 2012 and determined that $7,215 thousand of previously deferrable acquisition costs will be expensed during 2012 and the first quarter of 2013, including $1,356 thousand and $4,727 thousand of previously deferrable acquisition costs expensed in the three and nine months ended September 30, 2012, respectively.  If the guidance had been applicable for the prior periods, the Company would have expensed $2,789 thousand and $6,160 thousand of deferrable acquisition costs during the three and nine months ended September 30, 2011, respectively.

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

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At September 30, 2012
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$77,754	$1,658	$(817)	$78,595
Obligations of U.S. states and political subdivisions	1,275,967	90,415	(53)	1,366,329
Corporate securities	1,342,335	65,091	(6,198)	1,401,228
Asset-backed securities	48,695	2,228	-	50,923
Mortgage-backed securities
Commercial	45,345	8,066	(404)	53,007
Agency residential	559,808	15,901	(541)	575,168
Non-agency residential	2,148	357	(25)	2,480
Foreign government securities	759,964	56,900	(4,176)	812,688
Foreign corporate securities	948,952	46,681	(9,933)	985,700
Total fixed maturity securities	$5,060,968	$287,297	$(22,147)	$5,326,118
Equity securities	$15	$-	$(2)	$13

	At December 31, 2011
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$77,351	$2,475	$(287)	$79,539
Obligations of U.S. states and political subdivisions	1,558,615	102,815	(525)	1,660,905
Corporate securities	1,200,941	45,070	(17,776)	1,228,235
Asset-backed securities	44,351	758	(6)	45,103
Mortgage-backed securities
Commercial	41,953	7,187	(1,266)	47,874
Agency residential	528,946	16,209	(1,762)	543,393
Non-agency residential	24,139	470	(320)	24,289
Foreign government securities	733,814	57,437	(2,602)	788,649
Foreign corporate securities	670,544	29,421	(10,924)	689,041
Total fixed maturity securities	$4,880,654	$261,842	$(35,468)	$5,107,028
Equity securities	$15	$-	$(5)	$10

The $812,688 thousand of foreign government securities at September 30, 2012 included $89,412 thousand of European sovereign securities.  Approximately 48.6%, 15.1%, 11.8%, 7.3% and 5.4% of European Sovereign Securities represented securities held in the governments of France, the United Kingdom, Sweden, the Netherlands and Austria, respectively.  No other countries represented more than 5% of the European sovereign securities.  The Company held no sovereign securities of Portugal, Italy, Ireland, Greece or Spain at September 30, 2012.

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings into accumulated other comprehensive income (loss), on April 1, 2009.  The table below presents the pre-tax cumulative unrealized appreciation (depreciation) on those corporate securities, for the periods indicated:

(Dollars in thousands)	At September 30, 2012	At December 31, 2011
Pre-tax cumulative unrealized appreciation (depreciation)	$490	$635

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity. Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At September 30, 2012		At December 31, 2011
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$351,241	$349,065	$224,406	$223,507
Due after one year through five years	2,272,775	2,360,911	2,055,299	2,129,437
Due after five years through ten years	977,030	1,040,976	955,253	1,009,893
Due after ten years	803,926	893,588	1,006,307	1,083,532
Asset-backed securities	48,695	50,923	44,351	45,103
Mortgage-backed securities
Commercial	45,345	53,007	41,953	47,874
Agency residential	559,808	575,168	528,946	543,393
Non-agency residential	2,148	2,480	24,139	24,289
Total fixed maturity securities	$5,060,968	$5,326,118	$4,880,654	$5,107,028

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$28,226	$11,911	$38,923	$51,341
Fixed maturity securities, other-than-temporary impairment	(77)	(137)	(146)	(132)
Equity securities	-	(1)	3	(1)
Other invested assets	-	215	-	(1,515)
Change in unrealized appreciation (depreciation), pre-tax	28,149	11,988	38,780	49,693
Deferred tax benefit (expense)	(9,879)	(4,243)	(13,624)	(17,438)
Deferred tax benefit (expense), other-than-temporary impairment	27	48	51	46
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$18,297	$7,793	$25,207	$32,301

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at September 30, 2012 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$-	$-	$11,543	$(817)	$11,543	$(817)
Obligations of U.S. states and political subdivisions	-	-	5,779	(53)	5,779	(53)
Corporate securities	56,805	(411)	108,100	(5,787)	164,905	(6,198)
Asset-backed securities	-	-	-	-	-	-
Mortgage-backed securities
Commercial	-	-	10,332	(404)	10,332	(404)
Agency residential	74,338	(354)	12,983	(187)	87,321	(541)
Non-agency residential	-	-	496	(25)	496	(25)
Foreign government securities	37,667	(592)	38,281	(3,584)	75,948	(4,176)
Foreign corporate securities	66,424	(1,290)	80,924	(8,643)	147,348	(9,933)
Total fixed maturity securities	$235,234	$(2,647)	$268,438	$(19,500)	$503,672	$(22,147)
Equity securities	-	-	13	(2)	13	(2)
Total	$235,234	$(2,647)	$268,451	$(19,502)	$503,685	$(22,149)

	Duration of Unrealized Loss at September 30, 2012 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$12,962	$(287)	$35,341	$(5,663)	$48,303	$(5,950)
Due in one year through five years	116,020	(1,805)	149,214	(11,175)	265,234	(12,980)
Due in five years through ten years	29,938	(175)	45,936	(1,587)	75,874	(1,762)
Due after ten years	1,976	(26)	14,136	(459)	16,112	(485)
Asset-backed securities	-	-	-	-	-	-
Mortgage-backed securities	74,338	(354)	23,811	(616)	98,149	(970)
Total fixed maturity securities	$235,234	$(2,647)	$268,438	$(19,500)	$503,672	$(22,147)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at September 30, 2012 were $503,685 thousand and $22,149 thousand, respectively.  There were no unrealized losses on a single issuer that exceeded 0.03% of the market value of the fixed maturity securities at September 30, 2012.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $2,647 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were comprised of domestic and foreign corporate securities, foreign government securities as well as agency residential mortgage-backed securities.  Of these unrealized losses, $2,039 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $19,500 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities and foreign government securities.  Of these unrealized losses, $17,181 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses were mainly comprised of corporate securities, with the majority representing a large number of short duration, floating interest rate bank loan securities.  The gross unrealized depreciation for mortgage-backed securities included $25 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

Other invested assets, at fair value, is comprised of common shares of the Company’s ultimate parent, Group.  At September 30, 2012, the Company held 9,719,971 shares of Group representing 15.8% of the total outstanding shares.

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Fixed maturity securities	$55,495	$58,248	$164,248	$178,006
Equity securities	8,849	8,726	29,281	20,366
Short-term investments and cash	330	296	758	890
Other invested assets
Limited partnerships	9,096	12,399	29,940	44,753
Dividends from Parent's shares	4,666	4,665	13,997	13,979
Other	1,427	(1,520)	2,453	3,203
Total gross investment income	79,863	82,814	240,677	261,197
Interest debited (credited) and other investment expense	(3,521)	(4,489)	(8,887)	(11,281)
Total net investment income	$76,342	$78,325	$231,790	$249,916

The Company records results from limited partnership investments on the equity method of accounting with changes in value reported through net investment income. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.  If the Company determines there has been a significant decline in value of a limited partnership during this lag period, a loss will be recorded in the period in which the Company identifies the decline.

The Company had contractual commitments to invest up to an additional $71,741 thousand in limited partnerships at September 30, 2012.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2016.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Fixed maturity securities, market value:
Other-than-temporary impairments	$(486)	$(911)	$(6,627)	$(14,522)
Gains (losses) from sales	85	2,699	4,018	(15,589)
Fixed maturity securities, fair value:
Gains (losses) from sales	512	(16)	5,539	(966)
Gains (losses) from fair value adjustments	298	(5,014)	1,623	(8,537)
Equity securities, market value:
Gains (losses) from sales	-	-	-	37
Equity securities, fair value:
Gains (losses) from sales	3,154	637	23,101	2,303
Gains (losses) from fair value adjustments	58,667	(153,395)	104,739	(115,288)
Other invested assets, fair value:
Gains (losses) from fair value adjustments	33,729	(23,036)	222,296	(54,181)
Short-term investment gains (losses)	(16)	-	(16)	(1)
Total net realized capital gains (losses)	$95,943	$(179,036)	$354,673	$(206,744)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Proceeds from sales of fixed maturity securities	$126,393	$268,425	$363,837	$1,105,435
Gross gains from sales	2,704	11,572	15,371	29,154
Gross losses from sales	(2,107)	(8,889)	(5,814)	(45,709)

Proceeds from sales of equity secuities	$85,277	$61,080	$377,157	$177,872
Gross gains from sales	5,204	6,022	33,005	9,124
Gross losses from sales	(2,050)	(5,385)	(9,904)	(6,784)

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.   No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at September 30, 2012 and December 31, 2011.

The Company internally manages a small public equity portfolio which had a fair value at September 30, 2012 of $52,009 thousand and all prices were obtained from publically published sources.

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

As of September 30, 2012 and December 31, 2011, all Level 3 fixed maturity securities, were priced using single non-binding broker quotes since prices for these securities were not provided by normal pricing service companies.  The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes.  The prices received from brokers are reviewed for reasonableness by our asset managers and management.

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

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$78,595	$-	$78,595	$-
Obligations of U.S. States and political subdivisions	1,366,329	-	1,366,329	-
Corporate securities	1,401,228	-	1,401,228	-
Asset-backed securities	50,923	-	43,331	7,592
Mortgage-backed securities
Commercial	53,007	-	53,007	-
Agency residential	575,168	-	575,168	-
Non-agency residential	2,480	-	2,475	5
Foreign government securities	812,688	-	812,688	-
Foreign corporate securities	985,700	-	980,754	4,946
Total fixed maturities, market value	5,326,118	-	5,313,575	12,543

Fixed maturities, fair value	52,217	-	52,217	-
Equity securities, market value	13	13	-	-
Equity securities, fair value	1,247,445	1,113,526	133,919	-
Other invested assets, fair value	1,039,648	1,039,648	-	-

There were no transfers between Level 1 and Level 2 for the three and nine months ended September 30, 2012.

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	Asset-backed	Foreign	Non-agency		Asset-backed	Foreign	Non-agency
(Dollars in thousands)	Securities	Corporate	RMBS	Total	Securities	Corporate	RMBS	Total
Beginning balance	$8,996	$7,383	$5	$16,384	$16,046	$2,536	$7	$18,589
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	56	(14)	1	43	111	(33)	3	81
Included in other comprehensive income (loss)	390	275	-	665	728	387	(2)	1,113
Purchases, issuances and settlements	(61)	(576)	(1)	(638)	4,407	6,640	(3)	11,044
Transfers in and/or (out) of Level 3	(1,789)	(2,122)	-	(3,911)	(13,700)	(4,584)	-	(18,284)
Ending balance	$7,592	$4,946	$5	$12,543	$7,592	$4,946	$5	$12,543

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Three Months Ended September 30, 2011				Nine Months Ended September 30, 2011
	Asset-backed	Foreign	Non-agency		Asset-backed	Foreign	Non-agency
(Dollars in thousands)	Securities	Corporate	RMBS	Total	Securities	Corporate	RMBS	Total
Beginning balance	$2,466	$-	$381	$2,847	$961	$3,635	$458	$5,054
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	16	(3)	(39)	(26)	80	(3)	10	87
Included in other comprehensive income (loss)	(122)	(25)	102	(45)	(269)	(25)	54	(240)
Purchases, issuances and settlements	(19)	2,586	(88)	2,479	37	2,586	(166)	2,457
Transfers in and/or (out) of Level 3	(27)	-	(349)	(376)	1,505	(3,635)	(349)	(2,479)
Ending balance	$2,314	$2,558	$7	$4,879	$2,314	$2,558	$7	$4,879

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-

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

(Dollars in thousands)	At September 30, 2012	At December 31, 2011
	$144,117	$143,447

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

(Dollars in thousands)	At September 30, 2012	At December 31, 2011
	$28,562	$27,634

7.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Unrealized appreciation (depreciation) ("URA(D)") on
securities arising during the period
URA(D) of investments - temporary	$28,226	$12,125	$38,926	$49,825
URA(D) of investments - non-credit OTTI	(77)	(137)	(146)	(132)
Tax benefit (expense) from URA(D) arising during the period	(9,852)	(4,195)	(13,573)	(17,392)
Total URA(D) on securities arising during the period, net of tax	18,297	7,793	25,207	32,301

Foreign currency translation adjustments	23,540	(7,012)	19,596	7,224
Tax benefit (expense) from foreign currency translation	(8,239)	2,454	(6,859)	(2,529)
Net foreign currency translation adjustments	15,301	(4,558)	12,737	4,695

Pension adjustments	1,844	1,148	4,871	3,443
Tax benefit (expense) on pension	(645)	(402)	(1,705)	(1,205)
Net pension adjustments	1,199	746	3,166	2,238

Other comprehensive income (loss), net of tax	$34,797	$3,981	$41,110	$39,234

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	At September 30,	At December 31,
(Dollars in thousands)	2012	2011
URA(D) on securities, net of deferred taxes
Temporary	$172,029	$146,727
Non-credit, OTTI	318	413
Total unrealized appreciation (depreciation) on investments, net of deferred taxes	172,347	147,140
Foreign currency translation adjustments, net of deferred taxes	95,922	83,185
Pension adjustments, net of deferred taxes	(52,369)	(55,535)
Accumulated other comprehensive income (loss)	$215,900	$174,790

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875,000 thousand plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010, which at September 30, 2012, was $1,989,487 thousand.  As of September 30, 2012, the Company was in compliance with all Holdings Credit Facility covenants.

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At September 30, 2012				At December 31, 2011
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$150,000	$-			$150,000	$-
Total revolving credit borrowings		-				-
Total letters of credit		5,020		12/31/2012		5,020		12/31/2012

Total Citibank Holdings Credit Facility	$150,000	$5,020			$150,000	$5,020

The following table presents the costs incurred in connection with the Holdings Credit Facility for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Credit facility fees incurred	$137	$163	$442	$341

9.  TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to a non-affiliated ceding company.  At September 30, 2012, the total amount on deposit in the trust account was $143,779 thousand.

10.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				September 30, 2012		December 31, 2011
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$249,894	$261,745	$249,858	$251,370

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Interest expense incurred	$3,387	$3,386	$10,161	$10,159

11.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		September 30, 2012		December 31, 2011
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,356	$244,522	$238,354	$210,195

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

				September 30, 2012		December 31, 2011
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Amount Issued	Sheet Amount	Fair Value	Sheet Amount	Fair Value
6.20% Junior subordinated debt securities	03/29/2004	03/29/2034	$329,897	$329,897	$331,177	$329,897	$326,313

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

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Interest expense incurred	$5,113	$5,113	$15,340	$15,340

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

	Three Months Ended		Nine Months Ended
U.S. Reinsurance	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Gross written premiums	$433,494	$360,833	$938,444	$947,155
Net written premiums	219,884	167,469	475,271	486,032

Premiums earned	$181,396	$167,530	$529,409	$512,104
Incurred losses and LAE	108,153	97,197	321,397	371,638
Commission and brokerage	40,092	23,298	139,920	106,123
Other underwriting expenses	12,766	10,843	33,541	30,621
Underwriting gain (loss)	$20,385	$36,192	$34,551	$3,722

	Three Months Ended		Nine Months Ended
International	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Gross written premiums	$248,459	$326,053	$878,637	$923,649
Net written premiums	105,550	158,038	402,078	457,663

Premiums earned	$121,611	$151,050	$426,419	$479,989
Incurred losses and LAE	29,309	104,570	191,837	514,260
Commission and brokerage	19,692	35,686	88,432	105,755
Other underwriting expenses	8,246	7,549	21,532	20,938
Underwriting gain (loss)	$64,364	$3,245	$124,618	$(160,964)

	Three Months Ended		Nine Months Ended
Insurance	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Gross written premiums	$328,930	$236,294	$783,872	$750,283
Net written premiums	133,432	114,328	348,328	366,223

Premiums earned	$124,105	$124,282	$343,465	$362,212
Incurred losses and LAE	105,415	120,332	273,617	302,038
Commission and brokerage	10,680	11,858	22,968	27,781
Other underwriting expenses	24,926	24,316	71,478	68,589
Underwriting gain (loss)	$(16,916)	$(32,224)	$(24,598)	$(36,196)

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Underwriting gain (loss)	$67,833	$7,213	$134,571	$(193,438)
Net investment income	76,342	78,325	231,790	249,916
Net realized capital gains (losses)	95,943	(179,036)	354,673	(206,744)
Corporate expense	(2,019)	(1,143)	(5,317)	(3,498)
Interest, fee and bond issue cost amortization expense	(12,682)	(12,706)	(38,061)	(38,083)
Other income (expense)	425	(8,865)	19,599	(20,401)
Income (loss) before taxes	$225,842	$(116,212)	$697,255	$(212,248)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Canada	$33,891	$73,543	$109,166	$156,727

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
$20,000,000

As of September 30, 2012, Holdings held 9,719,971 common shares of Group, which it had purchased in the open market between February 1, 2007 and March 8, 2011.  The table below represents the total purchase price for these common shares purchased.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Dividends received	$4,666	$4,665	$13,997	$13,979

Outside Directors

During the normal course of business, the Company, through its affiliates, engages in insurance and brokerage and commission business transactions, with companies controlled by or affiliated with one or more of Group’s outside directors.  Such transactions, individually and in the aggregate, are not material to the Company’s financial condition, results of operation and cash flows.

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

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Expenses incurred	$20,700	$16,537	$57,073	$46,984

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada for the periods indicated:

	Three Months Ended		Nine Months Ended
Bermuda Re	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Ceded written premiums	$448,656	$445,601	$1,188,944	$1,195,023
Ceded earned premiums	412,390	398,561	1,237,883	1,158,961
Ceded losses and LAE (a)	263,990	238,405	732,170	1,023,482

	Three Months Ended		Nine Months Ended
Everest International	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Ceded written premiums	$361	$31	$1,055	$670
Ceded earned premiums	583	2,448	2,550	16,489
Ceded losses and LAE	832	(1,005)	(744)	5,908

	Three Months Ended		Nine Months Ended
Everest Canada	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Assumed written premiums	$4,170	$-	$12,813	$-
Assumed earned premiums	3,963	-	11,329	-
Assumed losses and LAE	2,378	-	6,798	-

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

During the third quarter of 2012, the Internal Revenue Service completed its audit of the Company for the 2007 and 2008 tax years.  At the conclusion of the audit, the Company paid additional federal income taxes of $12,747 thousand plus interest of $1,702 thousand.  The additional tax liability resulted primarily from adjustments to the timing of the Company’s utilization of foreign tax credits and therefore, including interest but net of other permanent benefit adjustments, resulted in only $752 thousand of additional income tax expense.  Conversely, also as a result of closing the IRS audit, the Company was able to take down its reserve for uncertain tax positions by $9,657 thousand and related interest by $1,567 thousand, resulting in an income tax benefit of $11,223 thousand.

During the first and second quarters of 2012, the Company had identified understatements in its Deferred tax asset account of $21,674 thousand.  The understatements resulted from differences between filed and recorded amounts that had accumulated over several prior periods. The Company corrected these understatements in its first and second quarter financial statements, resulting in an additional $21,674 thousand income tax benefit included in the income tax expense (benefit) caption in the Consolidated Statements of Operations and Comprehensive Income (Loss) and increased net income for the same amount.  The Company also increased its Deferred tax asset in its Consolidated Balance Sheets by $21,674 thousand.  The Company believes that the out of period adjustments are immaterial to its 2012 quarterly financial statements and to all prior periods.  As such, the Company has not restated any prior period amounts.

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

17. SUBSEQUENT EVENTS

In October 2012, Hurricane Sandy severely impacted the Northeastern United States.  Due to the recentness of this event, the Company is unable to estimate the amount of losses at this time.  However, the Company anticipates that this event will adversely impact fourth quarter 2012 and full year 2012 financial statements.

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

However, during 2011, the industry experienced significant losses from Australian floods, the New Zealand earthquake, the earthquake and tsunami in Japan, storms in the U.S, and the Thailand floods.  It is too early to determine the longer term impact on market conditions as a result of these events.  While there have been meaningful rate increases for catastrophe coverages in some global catastrophe prone regions, particularly areas impacted by these losses, whether the magnitude of these losses is sufficient to increase rates and improve market conditions for other lines of business remains to be seen.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(Dollars in millions)	2012	2011	(Decrease)	2012	2011	(Decrease)
Gross written premiums	$1,010.9	$923.2	9.5%	$2,601.0	$2,621.1	-0.8%
Net written premiums	458.9	439.8	4.3%	1,225.7	1,309.9	-6.4%

REVENUES:
Premiums earned	$427.1	$442.9	-3.6%	$1,299.3	$1,354.3	-4.1%
Net investment income	76.3	78.3	-2.5%	231.8	249.9	-7.3%
Net realized capital gains (losses)	95.9	(179.0)	-153.6%	354.7	(206.7)	NM
Other income (expense)	0.4	(8.9)	-104.8%	19.6	(20.4)	-196.1%
Total revenues	599.8	333.3	80.0%	1,905.4	1,377.1	38.4%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	242.9	322.1	-24.6%	786.9	1,187.9	-33.8%
Commission, brokerage, taxes and fees	70.5	70.8	-0.5%	251.3	239.7	4.9%
Other underwriting expenses	45.9	42.7	7.6%	126.6	120.1	5.3%
Corporate expense	2.0	1.1	76.6%	5.3	3.5	52.0%
Interest, fee and bond issue cost amortization expense	12.7	12.7	-0.2%	38.1	38.1	-0.1%
Total claims and expenses	374.0	449.5	-16.8%	1,208.1	1,589.3	-24.0%

INCOME (LOSS) BEFORE TAXES	225.8	(116.2)	NM	697.3	(212.2)	NM
Income tax expense (benefit)	69.9	(116.5)	-160.0%	200.9	(123.8)	NM
NET INCOME (LOSS)	$156.0	$0.3	NM	$496.4	$(88.5)	NM

RATIOS:			Point Change			Point Change
Loss ratio	56.9%	72.7%	(15.8)	60.6%	87.7%	(27.1)
Commission and brokerage ratio	16.5%	16.0%	0.5	19.3%	17.7%	1.6
Other underwriting expense ratio	10.7%	9.7%	1.0	9.7%	8.9%	0.8
Combined ratio	84.1%	98.4%	(14.3)	89.6%	114.3%	(24.7)

				At	At	Percentage
				September 30,	December 31,	Increase/
(Dollars in millions)				2012	2011	(Decrease)
Balance sheet data:
Total investments and cash				$9,035.7	$8,396.3	7.6%
Total assets				14,869.0	14,349.2	3.6%
Loss and loss adjustment expense reserves				7,954.6	8,290.6	-4.1%
Total debt				818.1	818.1	0.0%
Total liabilities				11,385.1	11,407.8	-0.2%
Stockholder's equity				3,483.9	2,941.4	18.4%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by 9.5% to $1,010.9 million for the three months ended September 30, 2012 compared to $923.2 million for the three months ended September 30, 2011, reflecting a $92.6 million increase in our insurance business, partially offset by a $4.9 million decrease in our reinsurance business.  Gross written premiums decreased by 0.8% to $2,601.0 million for the nine months ended September 30, 2012 compared to $2,621.1 million for the nine months ended September 30, 2011, reflecting a $53.7 million decrease in our reinsurance business, partially offset by a $33.6 million increase in our insurance business.  The decreases in reinsurance premiums were primarily due to the non-renewal of a large Florida quota share reinsurance contract, partially offset by increases in new business and rate increases on renewals, particularly for catastrophe exposed contracts.  The increase in insurance premiums was primarily due to the growth in crop and primary medical stop loss insurance, partially offset by the termination and runoff of several large casualty programs.

Net written premiums increased by 4.3% to $458.9 million for the three months ended September 30, 2012 from $439.8 million for the three months ended September 30, 2011 and decreased by 6.4% to $1,225.7 million for the nine months ended September 30, 2012 from $1,309.9 million for the nine months ended September 30, 2011. The variance between the changes in gross and net written premiums was primarily attributable to the growth in the crop business, for which the Company uses a higher level of reinsurance.  Premiums earned decreased by 3.6% to $427.1 million for the three months ended September 30, 2012 from $442.9 million for the three months ended September 30, 2011 and decreased by 4.1% to $1,299.3 million for the nine months ended September 30, 2012 from $1,354.3 million for the nine months ended September 30, 2011.  The fluctuations in premiums earned in comparison to net written premiums were primarily attributable to changes in the mix of business, particularly crop insurance which has a different premiums earning pattern.

Net Investment Income.  Net investment income decreased by 2.5% to $76.3 million for the three months ended September 30, 2012 compared with net investment income of $78.3 million for the three months ended September 30, 2011 and decreased by 7.3% to $231.8 million for the nine months ended September 30, 2012 compared with net investment income of $249.9 million for the nine months ended September 30, 2011, primarily as a result of a decrease in investment income from our limited partnership investments and lower reinvestment rates over the past several years.  Net pre-tax investment income, as a percentage of average invested assets was 3.7% for the three months ended September 30, 2012 compared to 3.9% for the three months ended September 30, 2011 and was 3.8% for the nine months ended September 30, 2012 compared to 4.1% for the nine months ended September 30, 2011.  The declines in these yields were primarily the result of fluctuations in our limited partnership income and lower reinvestment rates for the fixed income portfolio.

Net Realized Capital Gains (Losses).  Net realized capital gains were $95.9 million and net realized capital losses were $179.0 million for the three months ended September 30, 2012 and 2011, respectively.  Of the $95.9 million, there were $92.7 million of gains from fair value re-measurements and $3.8 million of net realized capital losses from sales on our fixed maturity and equity securities, partially offset by $0.5 million of other-than-temporary impairments on our available for sale fixed maturity securities.  The net realized capital losses of $179.0 million for the three months ended September 30, 2011 were the result of $181.5 million of losses from fair value re-measurements and $0.9 million of other-than-temporary impairments on our available for sale fixed maturity securities, which were partially offset by $3.3 million of net realized capital gains from sales on our fixed maturity and equity securities.

Net realized capital gains were $354.7 million and net realized capital losses were $206.7 million for the nine months ended September 30, 2012 and 2011, respectively.  Of the $354.7 million, there were $328.7 million of gains from fair value re-measurements and $32.7 million of net realized capital gains from sales on our fixed maturity and equity securities, partially offset by $6.6 million of other-than-temporary impairments on our available for sale fixed maturity securities.  The net realized capital losses of $206.7 million for the nine months ended September 30, 2011 were the result of $178.0 million of losses from fair value re-measurements, $14.5 million of other-than-temporary impairments on our available for sale fixed maturity securities and $14.2 million of net realized capital losses from sales on our fixed maturity and equity securities.

Other Income (Expense).  We recorded other income of $0.4 million and $19.6 million for the three and nine months ended September 30, 2012, respectively.  We recorded other expense of $8.9 million and $20.4 million for the three and nine months ended September 30, 2011, respectively.  The changes were primarily due to fluctuations in currency exchange rates for the corresponding periods and fluctuations in the amortization of deferred gains on retroactive reinsurance agreements with affiliates.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following tables present our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional (a)	$236.8	55.5%		$(4.0)	-0.9%		$232.8	54.6%
Catastrophes	12.5	2.9%		(2.4)	-0.6%		10.1	2.3%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$249.3	58.4%		$(6.4)	-1.5%		$242.9	56.9%

2011
Attritional (a)	$244.4	55.2%		$6.6	1.5%		$251.0	56.7%
Catastrophes	70.5	15.9%		0.6	0.1%		71.1	16.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$314.9	71.1%		$7.2	1.6%		$322.1	72.7%

Variance 2012/2011
Attritional (a)	$(7.6)	0.3	pts	$(10.6)	(2.4)	pts	$(18.2)	(2.1)	pts
Catastrophes	(58.0)	(13.0)	pts	(3.0)	(0.7)	pts	(61.0)	(13.7)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total	$(65.6)	(12.7)	pts	$(13.6)	(3.1)	pts	$(79.2)	(15.8)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional (a)	$738.3	56.9%		$11.9	0.9%		$750.2	57.8%
Catastrophes	42.5	3.3%		(5.9)	-0.5%		36.6	2.8%
A&E	-	0.0%		0.1	0.0%		0.1	0.0%
Total	$780.8	60.2%		$6.1	0.4%		$786.9	60.6%

2011
Attritional (a)	$752.5	55.5%		$(11.4)	-0.8%		$741.1	54.7%
Catastrophes	435.5	32.2%		11.3	0.8%		446.8	33.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$1,188.0	87.7%		$(0.1)	0.0%		$1,187.9	87.7%

Variance 2012/2011
Attritional (a)	$(14.2)	1.4	pts	$23.3	1.7	pts	$9.1	3.1	pts
Catastrophes	(393.0)	(28.9)	pts	(17.2)	(1.3)	pts	(410.2)	(30.2)	pts
A&E	-	-	pts	0.1	-	pts	0.1	-	pts
Total	$(407.2)	(27.5)	pts	$6.2	0.4	pts	$(401.0)	(27.1)	pts

(a) Attritional losses exclude catastrophe and Asbestos and Environmental ("A&E") losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 24.6% to $242.9 million, representing 15.8 loss ratio points for the three months ended September 30, 2012 compared to $322.1 million for the three months ended September 30, 2011.  Current year catastrophe losses were lower by $58.0 million, or 13.0 points, period over period.  The $12.5 million of current year catastrophe losses for 2012 related to Hurricane Isaac.  The $70.5 million of current year catastrophe losses for 2011 related primarily to the 2011 Japanese earthquake and tsunami ($50.2 million) and Hurricane Irene ($15.9 million).  Attritional losses were lower by $18.2 million, or 2.1 loss ratio points, primarily due to the impact of changes in the mix of business and from year over year cessions under our affiliated quota share agreements resulting from changes in ceding percentages.

Incurred losses and LAE decreased by 33.8% to $786.9 million, representing 27.1 loss ratio points for the nine months ended September 30, 2012 compared to $1,187.9 million for the nine months ended September 30, 2011. The decline was primarily driven by current year catastrophe losses which were lower by $393.0 million, or 28.9 points, period over period.  The $42.5 million of current year catastrophe losses for 2012 related to U.S. storm losses ($30.0 million) and Hurricane Isaac ($12.5 million).  The $435.5 million of current year catastrophe losses for 2011 related primarily to the Japanese earthquake and tsunami ($242.5 million), the 2011 New Zealand earthquake ($110.3 million), the 2011 Australian floods ($28.6 million), U.S. Storms ($26.6 million) and Hurricane Irene ($15.9 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees decreased slightly to $70.5 million for the three months ended September 30, 2012 compared to $70.8 million for the three months ended September 30, 2011, and increased by 4.9% to $251.3 million for the nine months ended September 30, 2012 compared to $239.7 million for the nine months ended September 30, 2011.  The nine month increase is due primarily to the one-time effect of the non-renewal of the Florida quota share contract and the adoption of new accounting standards concerning the accounting for acquisition costs, which is increasing expenses in 2012.

Other Underwriting Expenses.  Other underwriting expenses increased to $45.9 million from $42.7 million for the three months ended September 30, 2012 and 2011, respectively, and increased to $126.6 million from $120.1 million for the nine months ended September 30, 2012 and 2011, respectively, due primarily to higher employee benefit plan expenses.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $2.0 million and $1.1 million for the three months ended September 30, 2012 and 2011, respectively, and $5.3 million and $3.5 million for the nine months ended September 30, 2012 and 2011, respectively.  These increases were also primarily due to higher employee benefit plan expenses.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $12.7 million for the three months ended September 30, 2012 and 2011, and $38.1 million for the nine months ended September 30, 2012 and 2011.

Income Tax Expense (Benefit).  We had income tax expense of $69.9 million and $200.9 million for the three and nine months ended September 30, 2012, respectively.  We had an income tax benefit of $116.5 million and $123.8 million for the three and nine months ended September 30, 2011, respectively.  Our income tax is primarily a function of the statutory tax rates coupled with the impact from tax-preferenced investment income.  Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income.  The increases in tax expense were mainly due to the improvement in taxable income resulting from lower catastrophe losses in 2012.  The nine month income tax expense also reflects tax benefits of $21.7 million realized due to corrections of understatement in the deferred tax asset account and $11.2 million of tax benefits from a reduction in our reserve for uncertain tax positions due to the closing of an IRS audit.

Net Income (Loss).
Our net income was $156.0 million and $0.3 million for the three months ended September 30, 2012 and 2011, respectively.  Our net income was $496.4 million and our net loss was $88.5 million for the nine months ended September 30, 2012 and 2011, respectively.  The increases were primarily driven by the decline in catastrophe losses in 2012 compared to the prior period.

Ratios.
Our combined ratio decreased by 14.3 points for the three months ended September 30, 2012 and decreased by 24.7 points for the nine months ended September 30, 2012.  The loss ratio component decreased 15.8 points for the three months ended September 30, 2012 and 27.1 points for the nine months ended September 30, 2012, primarily due to lower catastrophe losses.  The other underwriting expense ratio component increased 1.0 point for the three months ended September 30, 2012 and 0.8 points for the nine months ended September 30, 2012. The commission and brokerage ratio component increased 0.5 points for the three months ended September 30, 2012 and 1.6 points for the nine months ended September 30, 2012 due to the increase in expenses explained above.

Stockholder's Equity.
Stockholder's equity increased by $542.5 million to $3,483.9 million at September 30, 2012 from $2,941.4 million at December 31, 2011, principally as a result of $496.4 million of net income, $25.2 million of unrealized appreciation on investments, net of tax, $12.7 million of net foreign currency translation adjustments, $5.1 million of share-based compensation transactions and $3.2 million of net benefit plan obligation adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income decreased 2.5% to $76.3 million for the three months ended September 30, 2012 compared to $78.3 million for the three months ended September 30, 2011, and decreased 7.3% to $231.8 million for the nine months ended September 30, 2012 compared to $249.9 million for the nine months ended September 30, 2011.  The decreases were primarily due to decreases in income from our limited partnership investments and a decline in income from our fixed maturities resulting from lower reinvestment rates.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2012	2011	2012	2011
Fixed maturities	$55.5	$58.2	$164.2	$178.0
Equity securities	8.8	8.7	29.3	20.4
Short-term investments and cash	0.3	0.3	0.8	0.9
Other invested assets
Limited partnerships	9.1	12.4	29.9	44.8
Dividends from Parent's shares	4.7	4.7	14.0	14.0
Other	1.4	(1.5)	2.5	3.2
Total gross investment income	79.9	82.8	240.7	261.2
Interest debited (credited) and other expense	(3.5)	(4.5)	(8.9)	(11.3)
Total net investment income	$76.3	$78.3	$231.8	$249.9

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	September 30,	December 31,
	2012	2011
Imbedded pre-tax yield of cash and invested assets	3.4%	3.6%
Imbedded after-tax yield of cash and invested assets	2.5%	2.7%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Annualized pre-tax yield on average cash and invested assets	3.7%	3.9%	3.8%	4.1%
Annualized after-tax yield on average cash and invested assets	2.7%	2.9%	2.8%	3.2%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2012	2011	Variance	2012	2011	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$2.0	$11.4	$(9.4)	$9.2	$28.2	$(19.0)
Losses	(1.9)	(8.6)	6.7	(5.2)	(43.7)	38.5
Total	0.1	2.7	(2.6)	4.0	(15.6)	19.6

Fixed maturity securities, fair value
Gains	0.6	0.2	0.4	6.1	1.0	5.1
Losses	(0.2)	(0.3)	0.1	(0.6)	(2.0)	1.4
Total	0.5	(0.1)	0.6	5.5	(1.0)	6.5

Equity securities, market value
Gains	-	-	-	-	0.2	(0.2)
Losses	-	-	-	-	(0.2)	0.2
Total	-	-	-	-	-	-

Equity securities, fair value
Gains	5.2	6.0	(0.8)	33.0	8.9	24.1
Losses	(2.0)	(5.4)	3.4	(9.9)	(6.6)	(3.3)
Total	3.2	0.6	2.6	23.1	2.3	20.8

Total net realized gains (losses) from sales
Gains	7.9	17.6	(9.7)	48.4	38.3	10.1
Losses	(4.1)	(14.3)	10.2	(15.7)	(52.5)	36.8
Total	3.8	3.3	0.5	32.7	(14.2)	46.9

Other-than-temporary impairments:	(0.5)	(0.9)	0.4	(6.6)	(14.5)	7.9

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	0.3	(5.0)	5.3	1.6	(8.5)	10.1
Equity securities, fair value	58.6	(153.4)	212.0	104.7	(115.3)	220.0
Other invested assets, fair value	33.7	(23.1)	56.8	222.3	(54.2)	276.5
Total	92.7	(181.5)	274.2	328.7	(178.0)	506.7

Total net realized capital gains (losses)	$95.9	$(179.0)	$274.9	$354.7	$(206.7)	$561.4

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $95.9 million and net realized capital losses were $179.0 million for the three months ended September 30, 2012 and 2011, respectively.  For the three months ended September 30, 2012, we recorded $92.7 million of gains due to fair value re-measurements on fixed maturity, equity securities and other invested assets, and $3.8 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $0.5 million of other-than-temporary impairments on fixed maturity securities.  For the three months ended September 30, 2011, we recorded $181.5 million in losses due to fair value re-measurements on fixed maturity and equity securities and other invested assets and $0.9 million of other-than-temporary impairments on fixed maturity securities, partially offset by $3.3 million of net realized capital gains from sales of fixed maturity and equity securities.  The losses on the sales of fixed maturity securities in 2011 included the impact of selling part of our municipal bond portfolio as credit concerns arose in this market sector.

Net realized capital gains were $354.7 million and net realized capital losses were $206.7 million for the nine months ended September 30, 2012 and 2011, respectively.  For the nine months ended September 30, 2012, we recorded $328.7 million of gains due to fair value re-measurements on fixed maturity, equity securities and other invested assets and $32.7 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $6.6 million of other-than-temporary impairments on fixed maturity securities.  For the nine months ended September 30, 2011, we recorded $178.0 million in losses due to fair value re-measurements on fixed maturity and equity securities and other invested assets, $14.5 million of other-than-temporary impairments on fixed maturity securities and $14.2 million of net realized capital losses from sales of fixed maturity and equity securities.  The losses on the sales of fixed maturity securities in 2011 included the impact of selling part of our municipal bond portfolio as credit concerns arose in this market sector.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2012	2011	Variance	% Change	2012	2011	Variance	% Change
Gross written premiums	$433.5	$360.8	$72.7	20.1%	$938.4	$947.2	$(8.7)	-0.9%
Net written premiums	219.9	167.5	52.4	31.3%	475.3	486.0	(10.8)	-2.2%

Premiums earned	$181.4	$167.5	$13.9	8.3%	$529.4	$512.1	$17.3	3.4%
Incurred losses and LAE	108.2	97.2	11.0	11.3%	321.4	371.6	(50.2)	-13.5%
Commission and brokerage	40.1	23.3	16.8	72.1%	139.9	106.1	33.8	31.8%
Other underwriting expenses	12.8	10.8	1.9	17.7%	33.5	30.6	2.9	9.5%
Underwriting gain (loss)	$20.4	$36.2	$(15.8)	-43.7%	$34.6	$3.7	$30.8	NM

				Point Chg				Point Chg
Loss ratio	59.6%	58.0%		1.6	60.7%	72.6%		(11.9)
Commission and brokerage ratio	22.1%	13.9%		8.2	26.4%	20.7%		5.7
Other underwriting expense ratio	7.1%	6.5%		0.6	6.4%	6.0%		0.4
Combined ratio	88.8%	78.4%		10.4	93.5%	99.3%		(5.8)

(NM, not meaningful.)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 20.1% to $433.5 million for the three months ended September 30, 2012 from $360.8 million for the three months ended September 30, 2011, primarily due to increased new business and higher premium rates on renewals, particularly for catastrophe exposed risks.  Net written premiums increased 31.3% to $219.9 million for the three months ended September 30, 2012 compared to $167.5 million for the three months ended September 30, 2011, which is in line with the percentage increase in gross written premiums for the quarter.  Premiums earned increased 8.3% to $181.4 million for the three months ended September 30, 2012 compared to $167.5 million for the three months ended September 30, 2011.  The variance difference between premiums earned and net written premiums is primarily due to the non-renewal of the large Florida quota share reinsurance contract and other changes in the mix of business.

Gross written premiums decreased by 0.9% to $938.4 million for the nine months ended September 30, 2012 from $947.2 million for the nine months ended September 30, 2011, primarily due to the non-renewal of a large Florida quota share reinsurance contract, partially offset by increased new business and higher premium rates on renewals, particularly for contracts with catastrophe exposed risks.  Net written premiums decreased 2.2% to $475.3 million for the nine months ended September 30, 2012 compared to $486.0 million for the nine months ended September 30, 2011, which is in line with the decrease in gross written premiums.  Premiums earned increased 3.4% to $529.4 million for the nine months ended September 30, 2012 compared to $512.1 million for the nine months ended September 30, 2011.  As with the quarter, the variance difference between premiums earned and net written premiums is primarily attributable to increases in new business, rate increases on renewals, particularly for catastrophe exposed contracts and changes in the mix of business, partially offset by the non-renewal of the large Florida quota share reinsurance contract.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$95.9	52.8%		$(4.3)	-2.4%		$91.6	50.4%
Catastrophes	12.5	6.9%		4.1	2.3%		16.6	9.2%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$108.4	59.7%		$(0.2)	-0.1%		$108.2	59.6%

2011
Attritional	$82.7	49.3%		$(3.5)	-2.1%		$79.2	47.2%
Catastrophes	16.7	10.0%		1.3	0.8%		18.0	10.8%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$99.4	59.3%		$(2.2)	-1.3%		$97.2	58.0%

Variance 2012/2011
Attritional	$13.2	3.5	pts	$(0.8)	(0.3)	pts	$12.4	3.2	pts
Catastrophes	(4.2)	(3.1)	pts	2.8	1.5	pts	(1.4)	(1.6)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$9.0	0.4	pts	$2.0	1.2	pts	$11.0	1.6	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$273.6	51.7%		$8.2	1.6%		$281.8	53.3%
Catastrophes	42.5	8.0%		(3.0)	-0.6%		39.5	7.4%
A&E	-	0.0%		0.1	0.0%		0.1	0.0%
Total segment	$316.1	59.7%		$5.3	1.0%		$321.4	60.7%

2011
Attritional	$262.4	51.3%		$(4.0)	-0.8%		$258.4	50.5%
Catastrophes	102.4	20.0%		10.9	2.1%		113.3	22.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$364.8	71.3%		$6.9	1.3%		$371.6	72.6%

Variance 2012/2011
Attritional	$11.2	0.4	pts	$12.2	2.4	pts	$23.4	2.8	pts
Catastrophes	(59.9)	(12.0)	pts	(13.9)	(2.7)	pts	(73.8)	(14.7)	pts
A&E	-	-	pts	0.1	-	pts	0.1	-	pts
Total segment	$(48.7)	(11.6)	pts	$(1.6)	(0.3)	pts	$(50.2)	(11.9)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased 11.3% to $108.2 million for the three months ended September 30, 2012 compared to $97.2 million for the three months ended September 30, 2011, primarily as a result of the $13.2 million (3.5 points) increase in current year attritional losses as a result of increased premiums earned and increased losses from assumed crop business.  The $12.5 million of current year catastrophe losses for 2012 related to Hurricane Isaac.  The $16.7 million of current year catastrophe losses for 2011 related primarily to Hurricane Irene ($13.3 million).

Incurred losses decreased 13.5% to $321.4 million for the nine months ended September 30, 2012 compared to $371.6 million for the nine months ended September 30, 2011, primarily as a result of the $59.9 million (12.0 points) decrease in current year catastrophe losses.  The $42.5 million of current year catastrophe losses for 2012 related to U.S. storm losses ($30.0 million) and Hurricane Isaac ($12.5 million).  The $102.4 million of current year catastrophe losses for 2011 related primarily to the Japanese earthquake and tsunami ($35.7 million), U.S. storms ($26.0 million), the 2011 New Zealand earthquake ($23.0 million), Hurricane Irene ($13.3 million) and the 2011 Australian floods ($3.5 million).

Segment Expenses.  Commission and brokerage expenses increased 72.1% to $40.1 million for the three months ended September 30, 2012 compared to $23.3 million for the three months ended September 30, 2011.  Commission and brokerage expenses increased 31.8% to $139.9 million for the nine months ended September 30, 2012 compared to $106.1 million for the nine months ended September 30, 2011.  These variances were primarily due to the increase in premiums earned and the effect resulting from commissions of the non-renewed Florida quota share contract.

Segment other underwriting expenses increased to $12.8 million for the three months ended September 30, 2012 compared to $10.8 million for the same period in 2011 and to $33.5 million for the nine months ended September 30, 2012 compared to $30.6 million for the same period in 2011.  These increases were primarily due to higher share-based compensation and employee benefit plan expenses.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2012	2011	Variance	% Change	2012	2011	Variance	% Change
Gross written premiums	$248.5	$326.1	$(77.6)	-23.8%	$878.6	$923.6	$(45.0)	-4.9%
Net written premiums	105.6	158.0	(52.5)	-33.2%	402.1	457.7	(55.6)	-12.1%

Premiums earned	$121.6	$151.1	$(29.4)	-19.5%	$426.4	$480.0	$(53.6)	-11.2%
Incurred losses and LAE	29.3	104.6	(75.3)	-72.0%	191.8	514.3	(322.4)	-62.7%
Commission and brokerage	19.7	35.7	(16.0)	-44.8%	88.4	105.8	(17.3)	-16.4%
Other underwriting expenses	8.2	7.5	0.7	9.2%	21.5	20.9	0.6	2.8%
Underwriting gain (loss)	$64.4	$3.2	$61.1	NM	$124.6	$(161.0)	$285.6	-177.4%

				Point Chg				Point Chg
Loss ratio	24.1%	69.2%		(45.1)	45.0%	107.1%		(62.1)
Commission and brokerage ratio	16.2%	23.6%		(7.4)	20.7%	22.0%		(1.3)
Other underwriting expense ratio	6.8%	5.1%		1.7	5.1%	4.4%		0.7
Combined ratio	47.1%	97.9%		(50.8)	70.8%	133.5%		(62.7)

(NM, not meaningful.)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 23.8% to $248.5 million for the three months ended September 30, 2012 compared to $326.1 million for the three months ended September 30, 2011, primarily due to a shift in the mix of business away from pro rata to excess of loss business, which generates a lower premium rate commensurate with lower loss exposure.  Net written premiums decreased by 33.2% to $105.6 million for the three months ended September 30, 2012 compared to $158.0 million for the three months ended September 30, 2011, which is consistent with the decrease in gross written premiums.  Premiums earned decreased by 19.5% to $121.6 million for the three months ended September 30, 2012 compared to $151.1 million for the three months ended September 30, 2011.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period and changes in the mix of business.

Gross written premiums decreased by 4.9% to $878.6 million for the nine months ended September 30, 2012 compared to $923.6 million for the nine months ended September 30, 2011, primarily due to a shift in the mix of business towards excess of loss business.  Net written premiums decreased by 12.1% to $402.1 million for the nine months ended September 30, 2012 compared to $457.7 million for the nine months ended September 30, 2011, primarily due to the decline in gross written premiums and the impact of changes in our affiliated quota share agreements.  Premiums earned decreased by 11.2% to $426.4 million for the nine months ended September 30, 2012 compared to $480.0 million for the nine months ended September 30, 2011.  The change in premiums earned is comparable to the change in net written premiums.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$39.8	32.8%		$(4.0)	-3.3%		$35.8	29.5%
Catastrophes	-	0.0%		(6.5)	-5.4%		(6.5)	-5.4%
Total segment	$39.8	32.8%		$(10.5)	-8.7%		$29.3	24.1%

2011
Attritional	$60.8	40.2%		$(7.9)	-5.2%		$52.9	35.0%
Catastrophes	52.3	34.6%		(0.7)	-0.4%		51.7	34.2%
Total segment	$113.1	74.8%		$(8.6)	-5.6%		$104.6	69.2%

Variance 2012/2011
Attritional	$(21.0)	(7.4)	pts	$3.9	1.9	pts	$(17.1)	(5.5)	pts
Catastrophes	(52.3)	(34.6)	pts	(5.8)	(5.0)	pts	(58.2)	(39.6)	pts
Total segment	$(73.3)	(42.0)	pts	$(1.9)	(3.1)	pts	$(75.3)	(45.1)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$198.7	46.6%		$(4.0)	-0.9%		$194.7	45.7%
Catastrophes	-	0.0%		(2.9)	-0.7%		(2.9)	-0.7%
Total segment	$198.7	46.6%		$(6.9)	-1.6%		$191.8	45.0%

2011
Attritional	$202.3	42.1%		$(19.9)	-4.1%		$182.4	38.0%
Catastrophes	331.7	69.1%		0.2	0.0%		331.9	69.1%
Total segment	$534.0	111.2%		$(19.7)	-4.1%		$514.3	107.1%

Variance 2012/2011
Attritional	$(3.6)	4.5	pts	$15.9	3.2	pts	$12.3	7.7	pts
Catastrophes	(331.7)	(69.1)	pts	(3.1)	(0.7)	pts	(334.8)	(69.8)	pts
Total segment	$(335.3)	(64.6)	pts	$12.8	2.5	pts	$(322.4)	(62.1)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased 72.0% to $29.3 million for the three months ended September 30, 2012 compared to $104.6 million for the three months ended September 30, 2011, representing 45.1 loss ratio points.  The decrease was principally due to a $52.3 million (34.6 points) decrease in current year catastrophe losses and a $21.0 million (7.4 points) decrease in current year attritional losses due to the impact from year over year cessions under our affiliated quota share agreements resulting from movement in foreign exchange rates and changes in ceding percentages.  There were no current year catastrophe losses for 2012.  The $52.3 million of 2011 current year catastrophes, primarily related to the Japanese earthquake and tsunami ($50.2 million).

Incurred losses and LAE decreased 62.7% to $191.8 million for the nine months ended September 30, 2012 compared to $514.3 million for the nine months ended September 30, 2011, representing 62.1 loss ratio points.  The decrease was principally due to a $331.7 million (69.1 points) decrease in current year catastrophes.  There were no current year catastrophe losses for 2012.  The $331.7 million of 2011 current year catastrophes related primarily to the Japanese earthquake and tsunami ($206.8 million), the 2011 New Zealand earthquake ($87.2 million) and the 2011 Australian flood ($25.1 million).  Attritional losses increased by $12.3 million (7.7 points) primarily due to less year over year favorable reserve development.

Segment Expenses. Commission and brokerage expenses decreased 44.8% to $19.7 million for the three months ended September 30, 2012 compared to $35.7 million for the three months ended September 30, 2011.  Commission and brokerage expenses decreased 16.4% to $88.4 million for the nine months ended September 30, 2012 compared to $105.8 million for the nine months ended September 30, 2011.  This is consistent with the reduction in earned premium and a shift in the mix of business towards property catastrophe and excess of loss business which have lower expenses.

Segment other underwriting expenses increased to $8.2 million for the three months ended September 30, 2012 compared to $7.5 million for the three months ended September 30, 2011 and to $21.5 million for the nine months ended September 30, 2012 compared to $20.9 million for the nine months ended September 30, 2011.  The increases relate to higher personnel benefit costs.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2012	2011	Variance	% Change	2012	2011	Variance	% Change
Gross written premiums	$328.9	$236.3	$92.6	39.2%	$783.9	$750.3	$33.6	4.5%
Net written premiums	133.4	114.3	19.1	16.7%	348.3	366.2	(17.9)	-4.9%

Premiums earned	$124.1	$124.3	$(0.2)	-0.1%	$343.5	$362.2	$(18.7)	-5.2%
Incurred losses and LAE	105.4	120.3	(14.9)	-12.4%	273.6	302.0	(28.4)	-9.4%
Commission and brokerage	10.7	11.9	(1.2)	-9.9%	23.0	27.8	(4.8)	-17.3%
Other underwriting expenses	24.9	24.3	0.6	2.5%	71.5	68.6	2.9	4.2%
Underwriting gain (loss)	$(16.9)	$(32.2)	$15.3	-47.5%	$(24.6)	$(36.2)	$11.6	-32.0%

				Point Chg				Point Chg
Loss ratio	84.9%	96.8%		(11.9)	79.7%	83.4%		(3.7)
Commission and brokerage ratio	8.6%	9.5%		(0.9)	6.7%	7.7%		(1.0)
Other underwriting expense ratio	20.1%	19.6%		0.5	20.8%	18.9%		1.9
Combined ratio	113.6%	125.9%		(12.3)	107.2%	110.0%		(2.8)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 39.2% to $328.9 million for the three months ended September 30, 2012 compared to $236.3 million for the three months ended September 30, 2011.  This increase was primarily driven by crop and primary medical stop loss business, partially offset by the termination and runoff of several large casualty programs.  Net written premiums increased 16.7% to $133.4 million for the three months ended September 30, 2012 compared to $114.3 million for the same period in 2011.  The variance between the percentage change in gross written premium versus net written premium is primarily due to the crop business which has a higher use of reinsurance than the runoff casualty programs.  Premiums earned decreased 0.1% to $124.1 million for the three months ended September 30, 2012 compared to $124.3 million for the three months ended September 30, 2011.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 4.5% to $783.9 million for the nine months ended September 30, 2012 compared to $750.3 million for the nine months ended September 30, 2011.  This increase was primarily driven by crop and primary medical stop loss business, partially offset by the termination and runoff of several large casualty programs.  Net written premiums decreased 4.9% to $348.3 million for the nine months ended September 30, 2012 compared to $366.2 million for the same period in 2011.  This decrease is primarily due to a higher use of reinsurance on crop business than the runoff casualty programs.  Premiums earned decreased 5.2% to $343.5 million for the nine months ended September 30, 2012 compared to $362.2 million for the nine months ended September 30, 2011.  The change in premiums earned is consistent with the change in net written premiums.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$101.1	81.4%		$4.3	3.5%		$105.4	84.9%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$101.1	81.4%		$4.3	3.5%		$105.4	84.9%

2011
Attritional	$100.9	81.1%		$18.0	14.5%		$118.9	95.6%
Catastrophes	1.4	1.2%		-	0.0%		1.4	1.2%
Total segment	$102.3	82.3%		$18.0	14.5%		$120.3	96.8%

Variance 2012/2011
Attritional	$0.2	0.3	pts	$(13.7)	(11.0)	pts	$(13.5)	(10.7)	pts
Catastrophes	(1.4)	(1.2)	pts	-	-	pts	(1.4)	(1.2)	pts
Total segment	$(1.2)	(0.9)	pts	$(13.7)	(11.0)	pts	$(14.9)	(11.9)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$266.0	77.5%		$7.6	2.2%		$273.6	79.7%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$266.0	77.5%		$7.6	2.2%		$273.6	79.7%

2011
Attritional	$287.9	79.4%		$12.5	3.5%		$300.4	82.9%
Catastrophes	1.4	0.4%		0.2	0.1%		1.6	0.5%
Total segment	$289.3	79.8%		$12.7	3.6%		$302.0	83.4%

Variance 2012/2011
Attritional	$(21.9)	(1.9)	pts	$(4.9)	(1.3)	pts	$(26.8)	(3.2)	pts
Catastrophes	(1.4)	(0.4)	pts	(0.2)	(0.1)	pts	(1.6)	(0.5)	pts
Total segment	$(23.3)	(2.3)	pts	$(5.1)	(1.4)	pts	$(28.4)	(3.7)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 12.4% to $105.4 million for the three months ended September 30, 2012 compared to $120.3 million for the three months ended September 30, 2011.  This was primarily due to a decrease of $13.5 million (10.7 points) in attritional losses driven by lower year over year prior years development.  The 2011 development was attributable to excess casualty and California workers’ compensation business.

Incurred losses and LAE decreased by 9.4% to $273.6 million for the nine months ended September 30, 2012 compared to $302.0 million for the nine months ended September 30, 2011.  This was primarily due to a decrease of $26.8 million (3.2 points) in attritional losses driven by the decline in premiums earned and a shift in the mix of business towards short-tail business with lower loss ratios.

Segment Expenses. Commission and brokerage expenses decreased 9.9% to $10.7 million for the three months ended September 30, 2012 compared to $11.9 million for the three months ended September 30, 2011 and decreased 17.3% to $23.0 million for the nine months ended September 30, 2012 compared to $27.8 million for the nine months ended September 30, 2011.  These declines were mainly due to changes in distribution with a higher proportion of business being done on a direct basis, which carries a lower commission expense and changes in our affiliated quota share agreements.

Segment other underwriting expenses for the three months ended September 30, 2012 increased to $24.9 million from $24.3 million for the three months ended September 30, 2011.  Segment other underwriting expenses for the nine months ended September 30, 2012 increased to $71.5 million from $68.6 million for the nine months ended September 30, 2011.  These increases were primarily due to higher employee benefit plan expenses.

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

Interest Rate Risk.  Our $9.0 billion investment portfolio, at September 30, 2012, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $630.7 million of mortgage-backed securities in the $5,378.3 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $640.7 million of short-term investments) for the periods indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates for mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At September 30, 2012
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$6,275.6	$6,147.8	$6,019.0	$5,880.7	$5,731.1
Market/Fair Value Change from Base (%)	4.3%	2.1%	0.0%	-2.3%	-4.8%
Change in Unrealized Appreciation
After-tax from Base ($)	$166.8	$83.7	$-	$(89.9)	$(187.2)

We had $7,954.6 million and $8,290.6 million of gross reserves for losses and LAE as of September 30, 2012 and December 31, 2011, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At September 30, 2012
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$998.0	$1,122.7	$1,247.5	$1,372.2	$1,497.0
After-tax Change in Fair/Market Value	(162.2)	(81.1)	-	81.1	162.2

Foreign Exchange Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Singapore and Canadian Dollars.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of September 30, 2012, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2011.

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

Dated: November 14, 2012