Form 10-K
period 2012-12-31
EVEREST REINSURANCE HOLDINGS INC
filed 2013-03-19
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012

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

The aggregate market value on June 30, 2012, the last business day of the registrant’s most recently completed second quarter, of the voting stock held by non-affiliates of the registrant was zero.

At March 15, 2013, the number of shares outstanding of the registrant common shares was 1,000, all of which are owned by Everest Underwriting Group (Ireland) Limited, a wholly-owned direct subsidiary of Everest Re Group, Ltd.

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

The Company’s principal business, conducted through its operating segments, is the underwriting of reinsurance and insurance in the U.S. and international markets. The Company had gross written premiums, in 2012, of $3.6 billion, with approximately 71% representing reinsurance and 29% representing insurance.  Stockholder’s equity at December 31, 2012 was $3.5 billion. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company’s preferred reinsurance purchasing method.  The Company underwrites insurance principally through general agent relationships, brokers and surplus lines brokers.  Holdings’ active operating subsidiaries, excluding Mt. McKinley Insurance Company (“Mt. McKinley”), which is in runoff, are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.

Following is a summary of the Company’s operating subsidiaries:

•
Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states, the District of Columbia and Puerto Rico and is authorized to conduct reinsurance business in Canada, Singapore and Brazil. Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets.  Everest Re has engaged in reinsurance transactions with Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), Everest International Reinsurance, Ltd. (“Everest International”) and Everest Insurance Company of Canada (“Everest Canada”), which are affiliated companies, primarily driven by enterprise risk and capital management considerations under which business is ceded at market rates and terms.  At December 31, 2012 Everest Re had statutory surplus of $2.6 billion.

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

•
Heartland Crop Insurance, Inc. (“Heartland”), a Kansas based managing general agent and a direct subsidiary of Holdings, was acquired on January 2, 2011.  Heartland specializes in crop insurance, which is written mainly through Everest National.

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

Capital Transactions.
The Company’s business operations are in part dependent on its financial strength and financial strength ratings, and the market’s perception of its financial strength.  The Company’s stockholder’s equity was $3,478.6 million and $2,941.4 million at December 31, 2012 and 2011, respectively. The Company possesses significant financial flexibility with access to the debt markets and, through its ultimate parent, equity markets, as a result of its perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.  The Company’s capital position remains strong, commensurate with its financial ratings and the Company has ample liquidity to meet its financial obligations for the foreseeable future.

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

On March 19, 2009, Group announced the commencement of a cash tender offer for any and all of the 6.6% fixed to floating rate long term subordinated notes.  Upon expiration of the tender offer, the Company had reduced its outstanding debt by $161.4 million.

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

All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies.  The ratings presented in the following table were in effect as of February 28, 2013.

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

However, during the fourth quarter of 2012, the industry sustained significant losses from Superstorm Sandy and also sustained significant losses during 2011 from Australian floods, the New Zealand earthquake, the earthquake and tsunami in Japan, storms in the U.S., and the Thailand floods.  It is too early to determine the longer term impact on market conditions as a result of these events.  While the 2011 events have resulted in meaningful rate increases for catastrophe coverages in some global catastrophe prone regions, particularly areas impacted by these losses, whether the magnitude of these 2012 and 2011 losses is sufficient to increase rates and improve market conditions for other lines of business remains to be seen.

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

Employees.
As of February 1, 2013, the Company employed 644 persons.  Management believes that employee relations are good.  None of the Company’s employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

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

Calendar year:	Pre-tax catastrophe losses
(Dollars in millions)
2012	$235.8
2011	798.4
2010	267.1
2009	23.9
2008	202.4

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

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2012	$12.3	decrease
2011	14.8	decrease
2010	62.8	decrease
2009	70.0	decrease
2008	142.0	decrease

The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential asbestos and environmental (“A&E”) liabilities.  At year end 2012, 5.4% of our gross reserves were comprised of A&E reserves.  A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage.  Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

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

We are generally less reliant on the purchase of reinsurance than many of our competitors, in part because of our strategic emphasis on underwriting discipline and management of the cycles inherent in our business.  We try to separate our risk taking process from our risk mitigation process in order to avoid developing too great a reliance on reinsurance.  We generally purchase reinsurance from other third parties only when we expect a net benefit.  The percentage of business that we reinsure may vary considerably from year to year, depending on our view of the relationship between cost and expected benefit for the contract period.

We have entered into affiliated whole account quota share reinsurance agreements for 2002 through 2012 and entered into a new quota share agreement for 2013 with Bermuda Re.  We believe that the terms, conditions and pricing of the quota share agreements reflect arm’s length market conditions.  In addition, we entered into a loss portfolio transfer agreement with Bermuda Re on October 1, 2008.  These affiliated reinsurance arrangements allow us to more effectively leverage our capital, expertise, distribution platform and market presence than our stand alone capital position would otherwise allow.

Percentage of ceded written premiums to gross written premiums	2012	2011	2010	2009	2008

Unaffiliated	6.3%	5.0%	7.4%	6.0%	6.0%
Affiliated	46.3%	45.8%	41.1%	42.0%	36.2%

Our affiliated quota share agreements reflect general reinsurance market terms and conditions and are negotiated on an arms’ length basis. As a result, there can be no assurance that these arrangements will continue beyond 2013. If the quota shares are not renewed, we may have to reduce our premium volume and we may be more exposed to reductions in net income from large losses.

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

We are dependent on our key personnel.

Our success has been, and will continue to be, dependent on our ability to retain the services of existing key executive officers and to attract and retain additional qualified personnel in the future.  The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business.  Generally, we consider key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: Chairman and Chief Executive Officer, Joseph V. Taranto (age 63), President, Dominic J. Addesso (age 59) and Executive Vice President and Chief Financial Officer, Craig Howie (age 49).  We currently have employment contracts with Mr. Taranto and Mr. Addesso.  Mr. Taranto’s contract was filed with the SEC and provides for terms of employment ending on December 31, 2013.  Mr. Addesso’s contract was filed with the SEC and provides for terms of employment ending December 31, 2016.

Our investment values and investment income could decline because they are exposed to interest rate, credit and market risks.

A significant portion of our investment portfolio consists of fixed income securities and smaller portions consist of equity securities and other investments.  Both the fair market value of our invested assets and associated investment income fluctuate depending on general economic and market conditions.  For example, the fair market value of our predominant fixed income portfolio generally increases or decreases inversely to fluctuations in interest rates.  The market value of our fixed income securities could also decrease as a result of a downturn in the business cycle, that causes the credit quality of such securities to deteriorate.  The net investment income that we realize from future investments in fixed income securities will generally increase or decrease with interest rates.

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

The majority of our fixed income securities are classified as available for sale and temporary changes in the market value of these investments are reflected as changes to our stockholder’s equity.  Our actively managed equity security portfolios are fair valued and any changes in fair value are reflected as net realized capital gains or losses.  As a result, a decline in the value of our securities reduces our capital or could cause us to incur a loss.

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

	At
(Dollars in millions)	December 31, 2012	% of Total
Mortgage-backed securities
Commercial	$52.5	0.6%
Agency residential	683.7	7.5%
Non-agency residential	2.3	0.0%
Other asset-backed	46.5	0.5%
Total asset-backed	785.0	8.6%
Other fixed income	4,746.4	52.3%
Total fixed income, at market value	5,531.4	60.9%
Fixed maturities, at fair value	41.5	0.5%
Equity securities, at fair value	1,199.8	13.2%
Other invested assets, at market value	420.7	4.6%
Other invested assets, at fair value	1,068.7	11.8%
Cash and short-term investments	813.3	9.0%
Total investments and cash	$9,075.5	100.0%

(Some amounts may not reconcile due to rounding.)

We may experience foreign currency exchange losses that reduce our net income and capital levels.

Through our international operations, we conduct business in a variety of foreign (non-U.S.) currencies, principally the Canadian dollar and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our functional currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. In 2012, we wrote approximately 25.1% of our coverages in non-U.S. currencies; as of December 31, 2012, we maintained approximately 16.4% of our investment portfolio in investments denominated in non-U.S. currencies. During 2012, 2011 and 2010, the impact on our quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $12.2 million to a gain of $24.1 million.

We are subject to cybersecurity risks that could negatively impact our business operations.

We are dependent upon our information technology platform, including our processing systems, data and electronic transmissions in our business operations.  Security breaches could expose us to the loss or misuse of our information, litigation and potential liability.  In addition, cyber incidents that impact the availability, reliability, speed, accuracy or other proper functioning of these systems could have a significant negative impact on our operations and possibly our results.  An incident could also result in a violation of applicable privacy and other laws, damage our reputation, cause a loss of customers or give rise to monetary fines and other penalties, which could be significant.  Management is not aware of a cybersecurity incident that has had a material impact on our operations.

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

As a result of the recent dislocation of the financial markets, Congress and the Presidential administration in the United States, are contemplating changes in the way the financial services industry is regulated.  It is possible that insurance regulation will be drawn into this process, and that federal regulatory initiatives in the insurance industry could emerge.  In addition, regulatory bodies in Europe are developing a new capital adequacy directive for insurers and reinsurers.  The future impact of such initiatives, if any, on our operation, net income (loss) or financial condition cannot be determined at this time.

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

Everest Re’s corporate offices are located in approximately 230,500 square feet of leased office space in Liberty Corner, New Jersey.  The Company’s other fourteen locations occupy a total of approximately 129,435 square feet, all of which are leased.  Management believes that the above described office space is adequate for its current and anticipated needs.

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

Market Information and Holder of Common Stock.
As of December 31, 2012, all of the Company’s common stock was owned by Holdings Ireland and was not publicly traded.

Dividend History and Restrictions.
The Company did not pay any dividends in 2012, 2011 and 2010.  The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition, business needs and growth objectives, capital and surplus requirements of its operating subsidiaries, regulatory restrictions, rating agency considerations and other factors.  As an insurance holding company, the Company is dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its stockholder.  The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law.  Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $1.7 billion at December 31, 2012, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner.  During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress.  Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of an insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year.  The maximum amount that is available for the payment of dividends by Everest Re in 2013 without prior regulatory approval is $359.0 million.

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

However, during the fourth quarter of 2012, the industry sustained significant losses from Superstorm Sandy and also sustained significant losses during 2011 from Australian floods, the New Zealand earthquake, the earthquake and tsunami in Japan, storms in the U.S., and the Thailand floods.  It is too early to determine the longer term impact on market conditions as a result of these events.  While the 2011 events have resulted in meaningful rate increases for catastrophe coverages in some global catastrophe prone regions, particularly areas impacted by these losses, whether the magnitude of these 2012 and 2011 losses is sufficient to increase rates and improve market conditions for other lines of business remains to be seen.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2012	2011	2010	2012/2011	2011/2010
Gross written premiums	$3,569.4	$3,558.5	$3,467.8	0.3%	2.6%
Net written premiums	1,691.6	1,754.0	1,788.7	-3.6%	-1.9%

REVENUES:
Premiums earned	$1,773.9	$1,793.9	$1,813.8	-1.1%	-1.1%
Net investment income	306.1	312.9	350.3	-2.2%	-10.7%
Net realized capital gains (losses)	391.7	(41.1)	65.3	NM	-163.0%
Other income (expense)	12.1	(11.7)	12.1	-203.3%	-197.3%
Total revenues	2,483.9	2,053.9	2,241.5	20.9%	-8.4%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,249.7	1,877.6	1,477.5	-33.4%	27.1%
Commission, brokerage, taxes and fees	310.7	338.7	335.1	-8.3%	1.1%
Other underwriting expenses	170.6	154.3	139.8	10.5%	10.4%
Corporate expense	8.8	6.1	5.9	44.3%	3.5%
Interest, fee and bond issue cost amortization expense	50.7	50.8	54.6	0.0%	-6.9%
Total claims and expenses	1,790.6	2,427.4	2,012.8	-26.2%	20.6%

INCOME (LOSS) BEFORE TAXES	693.3	(373.5)	228.8	NM	NM
Income tax expense (benefit)	173.0	(170.7)	(36.6)	-201.4%	NM
NET INCOME (LOSS)	$520.3	$(202.8)	$265.4	NM	-176.4%

RATIOS:				Point Change
Loss ratio	70.5%	104.7%	81.5%	(34.2)	23.2
Commission and brokerage ratio	17.5%	18.9%	18.5%	(1.4)	0.4
Other underwriting expense ratio	9.6%	8.6%	7.6%	1.0	1.0
Combined ratio	97.6%	132.2%	107.6%	(34.6)	24.6

	At December 31,			Percentage Increase/ (Decrease)
(Dollars in millions)	2012	2011	2010	2012/2011	2011/2010
Balance sheet data:
Total investments and cash	$9,075.5	$8,396.3	$8,293.9	8.1%	1.2%
Total assets	15,088.0	14,349.2	13,845.7	5.1%	3.7%
Loss and loss adjustment expense reserves	8,143.1	8,290.6	7,652.3	-1.8%	8.3%
Total debt	818.2	818.1	868.1	0.0%	-5.8%
Total liabilities	11,609.3	11,407.8	10,717.9	1.8%	6.6%
Stockholder's equity	3,478.6	2,941.4	3,127.7	18.3%	-6.0%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Revenues.
Premiums.  Gross written premiums increased by 0.3% to $3,569.4 million in 2012 compared to $3,558.5 million in 2011, reflecting an $80.1 million increase in our insurance business, partially offset by a $69.2 million decrease in our reinsurance business.  The increase in insurance premiums was primarily due to the growth in crop and primary A&H medical stop loss insurance, partially offset by the termination and runoff of several large casualty programs.  The decreases in reinsurance premiums was primarily due to the non-renewal of a large Florida quota share reinsurance contract and a $27.7 million decline due to movement in foreign exchange rates, partially offset by increases in new business and rate increases on renewals, particularly for catastrophe exposed contracts.  Net written premiums decreased by 3.6% to $1,691.6 million in 2012 compared to $1,754.0 million in 2011. The variance between the changes in gross and net written premiums was primarily attributable to the growth in the crop business, for which the Company uses a higher level of reinsurance.  Premiums earned decreased by 1.1% to $1,773.9 million in 2012 compared to

$1,793.9 million in 2011.  The fluctuations in premiums earned in comparison to net written premiums were primarily attributable to changes in the mix of business, particularly crop insurance which has a different premiums earning pattern.

Gross written premiums increased by 2.6% to $3,558.5 million in 2011 compared to $3,467.8 million in 2010, reflecting a $103.7 million increase in our insurance business, partially offset by a $12.9 million decrease in our reinsurance business.  The year over year increase in insurance premiums was primarily due to the acquisition of Heartland, which provided $169.6 million of new crop insurance business, our recent initiative in primary medical stop loss insurance, which added $54.0 million of premium and improved premium rates on our California workers’ compensation business, partially offset by our reduced participation on a large casualty program.  The decrease in reinsurance premiums was due to the continued reduction in U.S. casualty business, the loss of several large crop reinsurance contracts, as well as the planned reduction of catastrophe exposed business in certain territories, partially offset by higher reinstatement premiums, $24.5 million resulting from catastrophe losses and favorable foreign exchange impact, year over year, of $33.4 million.  Net written premiums decreased by 1.9% to $1,754.0 million in 2011 compared to $1,788.7 million in 2010.  The fluctuations in net written premiums relative to the change in gross written premiums were due to a combination of a higher percentage of premiums ceded under an affiliated quota share agreement and a lower level of ceded reinsurance in the Insurance segment due to the planned reduction in one casualty program.  Premiums earned decreased 1.1% to $1,793.9 million in 2011 compared to $1,813.8 million in 2010.  The change in net premiums earned is relatively consistent with the decline in net written premiums.

Net Investment Income.  Net investment income decreased by 2.2% to $306.1 million in 2012 compared with net investment income of $312.9 million in 2011.  Net pre-tax investment income, as a percentage of average invested assets was 3.7% in 2012 compared to 3.9% in 2011.  The decline in income and yield was primarily the result of lower reinvestment rates for the fixed income portfolio, partially offset by additional dividend income from equity investments.

Net investment income decreased 10.7% to $312.9 million in 2011 compared with net investment income of $350.3 million in 2010, primarily due to a $58.2 million decline in income from our fixed maturities, reflective of reducing our municipal bond exposures and declining reinvestment rates.  These decreases were partially offset by an increase of $19.5 million in income from equities due to our expanded public equity portfolio and emerging market debt mutual funds.  Net pre-tax investment income, as a percentage of average invested assets, was 3.9% in 2011 compared to 4.4% in 2010.  The variance in this yield was primarily the result of fluctuations in our limited partnership income.

Net Realized Capital Gains (Losses). Net realized capital gains were $391.7 million, net realized capital losses were $41.1 million and net realized capital gains were $65.3 million in 2012, 2011 and 2010, respectively.  Of the $391.7 million, there were $364.5 million of gains from fair value re-measurements and $33.9 million of net realized capital gains from sales on our fixed maturity and equity securities, partially offset by $6.6 million of other-than-temporary impairments on our available for sale fixed maturity securities.  The net realized capital losses of $41.1 million in 2011 were the result of $16.7 million of losses from fair value re-measurements, $14.5 million of other-than-temporary impairments on our available for sale fixed maturity securities and $9.9 million of net realized capital losses from sales on our fixed maturity and equity securities.  The net realized capital gains of $65.3 million in 2010 were the result of $93.8 million of gains of fair value re-measurements, partially offset by $26.4 million of net realized capital losses from sales on our fixed maturity and equity securities and $2.1 million of other-than-temporary impairments.

Other Income (Expense).  We recorded other income of $12.1 million, other expense of $11.7 million and other income of $12.1 million in 2012, 2011 and 2010, respectively.  The changes were primarily due to fluctuations in currency exchange rates for the corresponding periods and fluctuations in the amortization of deferred gains on retroactive reinsurance agreements with affiliates.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional (a)	$991.6	55.9%		$22.2	1.3%		$1,013.8	57.2%
Catastrophes	245.9	13.9%		(10.1)	-0.6%		235.8	13.3%
A&E	-	0.0%		0.1	0.0%		0.1	0.0%
Total	$1,237.5	69.8%		$12.2	0.7%		$1,249.7	70.5%

2011
Attritional (a)	$1,073.9	59.9%		$5.3	0.3%		$1,079.2	60.2%
Catastrophes	788.9	44.0%		9.5	0.5%		798.4	44.5%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$1,862.8	103.9%		$14.8	0.8%		$1,877.6	104.7%

2010
Attritional (a)	$1,144.1	63.1%		$66.2	3.7%		$1,210.4	66.7%
Catastrophes	270.5	14.9%		(3.4)	-0.2%		267.1	14.7%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$1,414.6	78.0%		$62.8	3.5%		$1,477.5	81.5%

Variance 2012/2011
Attritional (a)	$(82.3)	(4.0)	pts	$16.9	1.0	pts	$(65.4)	(3.0)	pts
Catastrophes	(543.0)	(30.1)	pts	(19.6)	(1.1)	pts	(562.6)	(31.2)	pts
A&E	-	-	pts	0.1	-	pts	0.1	-	pts
Total	$(625.3)	(34.1)	pts	$(2.6)	(0.1)	pts	$(627.9)	(34.2)	pts

Variance 2011/2010
Attritional (a)	$(70.2)	(3.2)	pts	$(60.9)	(3.4)	pts	$(131.2)	(6.5)	pts
Catastrophes	518.4	29.1	pts	12.9	0.7	pts	531.3	29.8	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total	$448.2	25.9	pts	$(48.0)	(2.7)	pts	$400.1	23.2	pts

(a) Attritional losses exclude catastrophe and A&E losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 33.4% to $1,249.7 million for the year ended December 31, 2012 compared to $1,877.6 million in 2011, representing 34.2 loss ratio points. Current year catastrophe losses were lower by $543.0 million, or 30.1 points, period over period.  The $245.9 million of current year catastrophe losses for 2012 related to Superstorm Sandy ($203.4 million), U.S. storms ($30.0 million) and Hurricane Isaac ($12.6 million).  The $788.9 million of current year catastrophe losses for 2011 related primarily to the Japanese earthquake and tsunami ($344.1 million), the 2011 New Zealand earthquake ($166.8 million), the Thailand floods ($131.2 million), U.S. storms ($40.3 million), the 2011 Australian floods ($37.1 million) and Hurricane Irene ($22.4 million) as well as $33.4 million of IBNR reserves for these 2011 catastrophe events collectively, which were not allocated to a specific event.  During 2012, $27.4 million of the IBNR reserve was allocated to specific 2011 catastrophes, leaving $6.0 million of unallocated IBNR reserves at December 31, 2012.  Current year attritional losses decreased $82.3 million, representing 4.0 loss ratio points, due to a shift in mix of business towards excess of loss business, which generally has lower attritional losses, and the impact of year over year cessions under our affiliated quota share agreements resulting from changes in ceding percentages.

Incurred losses and LAE increased by 27.1% to $1,877.6 million in 2011 compared to $1,477.5 million in 2010.  Current year catastrophe losses increased $518.4 million (29.1 points), period over period, primarily due to 2011 losses discussed above. The $270.5 million of current year catastrophe losses for 2010 related primarily to the Chile earthquake ($196.9 million), the 2010 New Zealand earthquake ($36.4 million) and the 2010 Australia hailstorms and floods ($33.9 million).  Partially offsetting the catastrophe increase was the decrease in attritional losses of $131.2 million, primarily due to the non-recurrence of prior years’ development, the decrease in premiums earned and changes in the mix of business.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees decreased by 8.3% to $310.7 million in 2012 compared to $338.7 million in 2011.  The 2012 decrease is due primarily to an increase in excess of loss business which carries a lower commission than pro rata business, and growth in crop insurance on a direct distribution basis, which has lower acquisition costs, partially offset by the one-time effect of the non-renewal of the Florida quota share and the adoption of new accounting standards concerning the accounting for acquisition costs.

Commission, brokerage, taxes and fees increased by 1.1% to $338.7 million in 2011 compared to $335.1 million in 2010.  The variance was primarily the result of fluctuations in the mix of business and a change in the affiliated quota share agreement.

Other Underwriting Expenses.  Other underwriting expenses were $170.6 million, $154.3 million and $139.8 million in 2012, 2011 and 2010, respectively.  The increase in other underwriting expense for 2012 compared to 2011 was mainly due to higher employee benefit plan expenses.  The increase in other underwriting expenses for 2011 compared to 2010 was mainly due to expenses of Heartland, which was acquired in January, 2011.

Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $8.8 million, $6.1 million and $5.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.  These increases were also primarily due to higher employee benefit plan expenses.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $50.7 million, $50.8 million and $54.6 million in 2012, 2011 and 2010, respectively.  The decrease from 2010 to 2011 was primarily due to the maturing of debt in March, 2010.

Income Tax Expense (Benefit).  We had income tax expense of $173.0 million and income tax benefits of $170.7 million and $36.6 million in 2012, 2011 and 2010, respectively.  Our income tax is primarily a function of the statutory tax rates coupled with the impact from tax-preferenced investment income.  Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income.  The increases in tax expense were mainly due to the improvement in taxable income resulting from lower catastrophe losses in 2012.  The 2012 income tax expense also reflects tax benefits of $17.5 million realized due to corrections of understatement in the deferred tax asset account and $31.9 million of tax benefits from a reduction in our reserve for uncertain tax positions due to the re-measurement of our exposure following the closing of an IRS audit.  The tax benefit in 2010 resulted primarily from a tax audit settlement.

Net Income (Loss).
Our net income was $520.3 million and our net loss was $202.8 million in 2012 and 2011, respectively.  The increase was primarily driven by the decline in catastrophe losses in 2012 compared to 2011.

Our net loss was $202.8 million in 2011 compared to a net income of $265.4 million in 2010.  The variance was primarily driven by higher catastrophe losses in 2011.

Ratios.
Our combined ratio decreased by 34.6 points to 97.6% in 2012 compared to 132.2% in 2011.  The loss ratio component decreased 34.2 points in 2012 over the same period last year primarily due to the decline in catastrophe losses in 2012 compared to 2011.  The commission and brokerage ratio component decreased slightly over the same period last year due to an increase in excess of loss business which carries a lower commission than pro rata business, and growth in crop insurance on a direct distribution basis, which has lower acquisition costs, partially offset by the one-time effect of the non-renewal of the Florida quota share and the adoption of new accounting standards concerning the accounting for acquisition costs.  The other underwriting expense ratio component increased slightly from the same period last year due to higher employee benefit costs.

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

Stockholder's Equity.
Stockholder's equity increased by $537.2 million to $3,478.6 million at December 31, 2012 from $2,941.4 million at December 31, 2011, principally as a result of $520.3 million of net income, $10.0 million of unrealized appreciation on investments, net of tax, $7.0 million of net foreign currency translation adjustments, and $6.8 million of share-based compensation transactions, partially offset by $7.0 million of net benefit plan obligation adjustments.

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

Consolidated Investment Results

Net Investment Income.
Net investment income decreased 2.2% to $306.1 million in 2012 compared to $312.9 million in 2011.  The decrease was primarily due to a decline in income from our fixed maturities resulting from lower reinvestment rates, partially offset by additional dividend income from equity investments.

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

The following table shows the components of net investment income for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Fixed maturities	$216.8	$232.3	$290.5
Equity securities	39.3	29.7	10.2
Short-term investments and cash	1.1	1.1	0.4
Other invested assets
Limited partnerships	39.7	42.3	45.5
Dividends from Parent's shares	18.7	18.6	14.0
Other	3.8	2.7	1.3
Total gross investment income	319.4	326.8	361.8
Interest debited (credited) and other expense	(13.2)	(13.9)	(11.5)
Total net investment income	$306.1	$312.9	$350.3
(Some amounts may not reconcile due to rounding)

The following table shows a comparison of various investment yields for the periods indicated:

	2012	2011	2010
Imbedded pre-tax yield of cash and invested assets at December 31	3.4%	3.6%	3.6%
Imbedded after-tax yield of cash and invested assets at December 31	2.4%	2.7%	2.8%

Annualized pre-tax yield on average cash and invested assets	3.7%	3.9%	4.4%
Annualized after-tax yield on average cash and invested assets	2.7%	3.0%	3.5%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Years Ended December 31,			2012/2011	2011/2010
(Dollars in millions)	2012	2011	2010	Variance	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$14.8	$38.3	$7.6	$(23.5)	$30.7
Losses	(9.1)	(55.0)	(41.0)	45.9	(14.0)
Total	5.7	(16.7)	(33.3)	22.4	16.6

Fixed maturity securities, fair value
Gains	6.3	1.1	0.8	5.2	0.3
Losses	(0.6)	(2.0)	-	1.4	(2.0)
Total	5.7	(0.9)	0.8	6.6	(1.7)

Equity securities, market value
Gains	-	0.2	-	(0.2)	0.2
Losses	-	(0.2)	-	0.2	(0.2)
Total	-	-	-	-	-

Equity securities, fair value
Gains	40.8	15.7	11.4	25.1	4.3
Losses	(18.2)	(8.0)	(5.3)	(10.2)	(2.7)
Total	22.6	7.6	6.2	15.0	1.5

Total net realized gains (losses) from sales
Gains	61.9	55.3	19.9	6.6	35.5
Losses	(28.0)	(65.2)	(46.3)	37.2	(18.9)
Total	33.9	(9.9)	(26.4)	43.8	16.5

Other than temporary impairments:	(6.6)	(14.5)	(2.1)	7.9	(12.4)

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	1.9	(15.5)	15.1	17.4	(30.6)
Equity securities, fair value	111.2	7.2	52.8	104.0	(45.6)
Other invested assets, fair value	251.4	(8.4)	25.9	259.8	(34.3)
Total	364.5	(16.7)	93.8	381.2	(110.5)

Total net realized gains (losses)	$391.7	$(41.1)	$65.3	$432.8	$(106.4)

(Some amounts may not reconcile due to rounding)

Net realized capital gains were $391.7 million, net realized capital losses were $41.1 million and net realized capital gains were $65.3 million in 2012, 2011 and 2010, respectively.  In 2012, we recorded $364.5 million of gains due to fair value re-measurements on fixed maturity, equity securities and other invested assets and $33.9 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $6.6 million of other-than-temporary impairments on fixed maturity securities.  The fixed maturity sales in 2012 related primarily to maintaining a balanced foreign currency exposure and the equity sales related primarily to reducing our equity exposure.  In 2011, we recorded $16.7 million of losses due to fair value re-measurements on fixed maturity and equity securities and other invested assets, $14.5 million of other-than-temporary impairments on fixed maturity securities and $9.9 million of net realized capital losses from sales of fixed maturity and equity securities.  In 2010, we recorded $93.8 million in gains due to fair value re-measurements on fixed maturity and equity securities and other invested assets, partially offset by $26.4 million of net realized capital losses from sales of fixed maturity and equity securities and $2.1 million of other-than-temporary impairments on fixed maturity securities.  The losses in 2011 and 2010 included the impact of selling part of our municipal bond portfolio as credit concerns arose in this market sector.  We were able to carry the 2010 realized losses back for income tax purposes to offset previously realized gains.  This carry back availability expired at the end of 2010.

Segment Results.
During the quarter ended September 30, 2011, we realigned our reporting segments to reflect recent changes in the type and volume of business written. We previously reported the results of Marine & Aviation, Surety, A&H Reinsurance and A&H Primary operations as a separate segment—Specialty Underwriting.  The A&H primary business, which is a relatively new line of business for us, has increased significantly, representing approximately 2% of premiums earned and is projected to continue to grow.  The A&H primary business is better aligned with the Insurance reporting segment based on the similarities of this business with those businesses already reflected in the Insurance segment.  The other operating units included in the Specialty Underwriting segment would have encompassed less than 8% of our premiums earned and their volume is projected to remain approximately 8%.  As a result of the size of these remaining operating units and their similarity to the business reported within U.S. Reinsurance, they have been reclassified to the U.S. Reinsurance segment.  There has been no change to the International reporting segment.  We have restated all segment information for prior years to conform to the new reporting segment structure.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,			2012/2011		2011/2010
(Dollars in millions)	2012	2011	2010	Variance	% Change	Variance	% Change
Gross written premiums	$1,310.7	$1,346.8	$1,395.4	$(36.1)	-2.7%	$(48.6)	-3.5%
Net written premiums	659.7	688.5	773.6	(28.8)	-4.2%	(85.1)	-11.0%

Premiums earned	$722.4	$697.7	$777.7	$24.6	3.5%	$(80.0)	-10.3%
Incurred losses and LAE	582.4	623.1	556.5	(40.7)	-6.5%	66.6	12.0%
Commission and brokerage	168.6	156.0	169.3	12.6	8.1%	(13.3)	-7.9%
Other underwriting expenses	44.8	39.3	42.5	5.5	14.0%	(3.2)	-7.6%
Underwriting gain (loss)	$(73.4)	$(120.7)	$9.3	$47.3	-39.2%	$(130.0)	NM

					Point Chg		Point Chg
Loss ratio	80.6%	89.3%	71.6%		(8.7)		17.7
Commission and brokerage ratio	23.3%	22.4%	21.8%		0.9		0.6
Other underwriting expense ratio	6.3%	5.6%	5.4%		0.7		0.2
Combined ratio	110.2%	117.3%	98.8%		(7.1)		18.5

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums decreased by 2.7% to $1,310.7 million in 2012 from $1,346.8 million in 2011, primarily due to the non-renewal of a large Florida quota share reinsurance contract, partially offset by increased new business and higher premium rates on renewals, particularly for contracts with catastrophe exposed risks.  Net written premiums decreased 4.2% to $659.7 million in 2012 compared to $688.5 million in 2011, which is in line with the decrease in gross written premiums.  Premiums earned increased 3.5% to $722.4 million in 2012 compared to $697.7 million in 2011.  The variance difference between premiums earned and net written premiums is primarily attributable to the non-renewal of the large Florida quota share reinsurance contract, which had a larger negative impact on gross and net written premiums, increases in new business, rate increases on renewals, particularly for catastrophe exposed contracts and changes in the mix of business.

Gross written premiums decreased by 3.5% to $1,346.8 million in 2011 from $1,395.4 million in 2010, primarily due to reduced reinsurance premiums for accident and health, crop and marine business, partially offset by a $24.4 million increase in reinstatement premiums due to higher catastrophe loss activity in the period.  Net written premiums decreased 11.0% to $688.5 million in 2011 compared to $773.6 million in 2010, primarily due to the decrease in gross written premiums and a higher percentage of premium ceded under an affiliated quota share agreement.  Premiums earned decreased 10.3% to $697.7 million in 2011 compared to $777.7 million in 2010, primarily due to the decline in net written premiums.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$349.6	48.4%		$1.0	0.1%		$350.5	48.5%
Catastrophes	235.3	32.6%		(3.6)	-0.5%		231.7	32.1%
A&E	-	0.0%		0.1	0.0%		0.1	0.0%
Total segment	$584.9	81.0%		$(2.5)	-0.4%		$582.4	80.6%

2011
Attritional	$399.5	57.2%		$37.4	5.4%		$436.9	62.6%
Catastrophes	176.6	25.3%		9.6	1.4%		186.2	26.7%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$576.1	82.5%		$47.0	6.8%		$623.1	89.3%

2010
Attritional	$469.5	60.4%		$63.3	8.1%		$532.8	68.5%
Catastrophes	17.5	2.3%		6.2	0.8%		23.7	3.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$487.0	62.7%		$69.5	8.9%		$556.5	71.6%

Variance 2012/2011
Attritional	$(49.9)	(8.8)	pts	$(36.4)	(5.3)	pts	$(86.4)	(14.1)	pts
Catastrophes	58.7	7.3	pts	(13.2)	(1.9)	pts	45.5	5.4	pts
A&E	-	-	pts	0.1	-	pts	0.1	-	pts
Total segment	$8.8	(1.5)	pts	$(49.5)	(7.2)	pts	$(40.7)	(8.7)	pts

Variance 2011/2010
Attritional	$(70.0)	(3.2)	pts	$(25.9)	(2.7)	pts	$(95.9)	(5.9)	pts
Catastrophes	159.1	23.0	pts	3.4	0.6	pts	162.5	23.6	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$89.1	19.8	pts	$(22.5)	(2.1)	pts	$66.6	17.7	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses decreased 6.5% to $582.4 million in 2012 compared to $623.1 million in 2011, primarily due to a decrease in attritional losses of $86.4 million (14.1 points) partially offset by the $58.7 million (7.3 points) increase in current year catastrophe losses.  The current year attritional losses decreased $49.9 million due primarily to a shift in business to excess of loss contracts which generally have lower attritional losses than pro rata contracts and prior years’ attritional losses decreased by $36.4 million due to less reserve development in 2012.  The $235.3 million of current year catastrophe losses for 2012 related to Superstorm Sandy ($193.5 million), U.S. storm losses ($29.9 million) and Hurricane Isaac ($11.9 million).  The $176.6 million of current year catastrophe losses for 2011 related primarily to the Japanese earthquake and tsunami ($48.3 million), the 2011 New Zealand earthquake ($42.4 million), U.S. storms ($39.6 million), Hurricane Irene ($18.4 million), the Thailand floods ($11.4 million) and the 2011 Australian floods ($3.9 million).

Incurred losses were $66.6 million (17.7 points) higher at $623.1 million in 2011 compared to $556.5 million in 2010, primarily as a result of the $159.1 million (23.0 points) increase in 2011 current year catastrophe losses discussed above. The $17.5 million of current year catastrophe losses for 2010 related primarily to the Chile earthquake ($9.0 million) and the 2010 New Zealand earthquake ($8.4 million).   Partially offsetting this increase, the current year attritional losses decreased $70.0 million (3.2 points), primarily due to a shift in the mix of business, with a higher level of excess of loss business in the current year, which carries a lower attritional loss ratio, than pro rata business as well as the decline in earned premiums.

Segment Expenses.  Commission and brokerage expenses increased 8.1% to $168.6 million in 2012 compared to $156.0 million in 2011.  These variances were primarily due to the increase in premiums earned and the effect resulting from commissions of the non-renewed Florida quota share contract.  Segment other underwriting expenses increased to $44.8 million in 2012 compared to $39.3 million for the same period in 2011.  These increases were primarily due to higher share-based compensation and employee benefit plan expenses.

Commission and brokerage expenses decreased 7.9% to $156.0 million in 2011 compared to $169.3 million in 2010.  This decrease was primarily due to the decline in premiums earned.  Segment other underwriting expenses decreased to $39.3 million in 2011 compared to $42.5 million for the same period in 2010.  This decline was due to reduced operating costs for the segment.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Years Ended December 31,			2012/2011		2011/2010
(Dollars in millions)	2012	2011	2010	Variance	% Change	Variance	% Change
Gross written premiums	$1,209.5	$1,242.6	$1,207.0	$(33.1)	-2.7%	$35.7	3.0%
Net written premiums	550.7	615.1	641.4	(64.3)	-10.5%	(26.3)	-4.1%

Premiums earned	$572.5	$636.7	$626.3	$(64.2)	-10.1%	$10.4	1.7%
Incurred losses and LAE	261.5	856.1	561.9	(594.7)	-69.5%	294.3	52.4%
Commission and brokerage	124.6	142.3	136.2	(17.7)	-12.5%	6.1	4.5%
Other underwriting expenses	29.3	27.3	27.6	2.0	7.3%	(0.3)	-1.2%
Underwriting gain (loss)	$157.1	$(389.0)	$(99.4)	$546.2	-140.4%	$(289.6)	NM

					Point Chg		Point Chg
Loss ratio	45.7%	134.5%	89.7%		(88.8)		44.8
Commission and brokerage ratio	21.8%	22.3%	21.7%		(0.5)		0.6
Other underwriting expense ratio	5.0%	4.3%	4.5%		0.7		(0.2)
Combined ratio	72.5%	161.1%	115.9%		(88.6)		45.2

(Some amounts may not reconcile due to rounding)
Premiums. Gross written premiums decreased by 2.7% to $1,209.5 million in 2012 compared to $1,242.6 million in 2011, primarily due to a shift in the mix of business towards excess of loss business, which generates a lower premium rate commensurate with lower loss exposure, a $25.0 million decline due to the impact of foreign exchange rate movement and a lower level of reinstatement premiums in 2012.  Net written premiums decreased by 10.5% to $550.7 million in 2012 compared to $615.1 million in 2011, primarily due to the decline in gross written premiums and the impact of changes in our affiliated quota share agreements.  Premiums earned decreased by 10.1% to $572.5 million in 2012 compared to $636.7 million in 2011.  The change in premiums earned is comparable to the change in net written premiums.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$270.4	47.3%		$(8.4)	-1.5%		$262.0	45.9%
Catastrophes	6.0	1.0%		(6.5)	-1.1%		(0.5)	-0.1%
Total segment	$276.4	48.4%		$(14.9)	-2.6%		$261.5	45.7%

2011
Attritional	$302.8	47.6%		$(56.8)	-8.9%		$246.0	38.7%
Catastrophes	610.5	95.9%		(0.3)	-0.1%		610.2	95.8%
Total segment	$913.3	143.5%		$(57.1)	-9.0%		$856.1	134.5%

2010
Attritional	$345.4	55.1%		$(26.9)	-4.3%		$318.5	50.8%
Catastrophes	253.0	40.4%		(9.6)	-1.5%		243.4	38.9%
Total segment	$598.4	95.5%		$(36.5)	-5.8%		$561.9	89.7%

Variance 2012/2011
Attritional	$(32.4)	(0.3)	pts	$48.4	7.4	pts	$16.0	7.2	pts
Catastrophes	(604.5)	(94.9)	pts	(6.2)	(1.0)	pts	(610.7)	(95.9)	pts
Total segment	$(636.9)	(95.1)	pts	$42.2	6.4	pts	$(594.6)	(88.8)	pts

Variance 2011/2010
Attritional	$(42.6)	(7.5)	pts	$(29.9)	(4.6)	pts	$(72.5)	(12.1)	pts
Catastrophes	357.5	55.5	pts	9.3	1.4	pts	366.8	56.9	pts
Total segment	$314.9	48.0	pts	$(20.6)	(3.2)	pts	$294.2	44.8	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased 69.5% to $261.5 million in 2012 compared to $856.1 million in 2011, representing 88.8 loss ratio points.  The decrease was principally due to a $604.5 million (94.9 points) decrease in current year catastrophes.  The $6.0 million of 2012 current year catastrophes related primarily to Superstorm Sandy ($5.9 million).  The $610.5 million of 2011 current year catastrophes related primarily to the Japanese earthquake and tsunami ($295.8 million), the 2011 New Zealand earthquake ($124.4 million), the Thailand floods ($119.8 million) and the 2011 Australian flood ($33.2 million).  Attritional losses increased by $16.0 million (7.2 points) primarily due to less favorable reserve development in 2012 than in 2011.

Incurred losses and LAE increased 52.4% to $856.1 million in 2011 compared to $561.9 million in 2010.  The increase was principally due to a $357.5 million (55.5 points) increase in 2011 current year catastrophes as discussed above.  The $253.0 million of current year catastrophe losses for 2010 related primarily to the Chile earthquake ($187.8 million), the 2010 Australian hailstorms and floods ($33.8 million) and the 2010 New Zealand earthquake ($28.0 million).  Current year attritional losses decreased by $42.6 million (7.5 points), primarily due to a shift in the mix of business towards property, catastrophe and excess of loss business, which generally carries a lower loss ratio.  Prior years’ attritional losses decreased by $29.9 million (4.6 points) due to favorable development on non-catastrophe property business in Singapore and other international markets.

Segment Expenses. Commission and brokerage expenses decreased 12.5% to $124.6 million in 2012 compared to $142.3 million in 2011.  This is consistent with the reduction in earned premium and a shift in the mix of business towards property catastrophe and excess of loss business which have lower commission rates.  Segment other underwriting expenses increased to $29.3 million in 2012 compared to $27.3 million in 2011.  The increases relate to higher personnel benefit costs.

Commission and brokerage expenses increased 4.5% to $142.3 million in 2011 compared to $136.2 million in 2010.  These variances were due to the changes in premiums and the mix of business.  Segment other underwriting expenses decreased slightly to $27.3 million in 2011 compared to $27.6 million in 2010.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Years Ended December 31,			2012/2011		2011/2010
(Dollars in millions)	2012	2011	2010	Variance	% Change	Variance	% Change
Gross written premiums	$1,049.2	$969.1	$865.4	$80.1	8.3%	$103.7	12.0%
Net written premiums	481.2	450.4	373.7	30.8	6.8%	76.6	20.5%

Premiums earned	$479.0	$459.4	$409.8	$19.6	4.3%	$49.6	12.1%
Incurred losses and LAE	405.8	398.4	359.0	7.5	1.9%	39.3	10.9%
Commission and brokerage	17.5	40.4	29.6	(22.8)	-56.5%	10.8	36.5%
Other underwriting expenses	96.5	87.7	69.7	8.8	10.0%	18.1	25.9%
Underwriting gain (loss)	$(40.9)	$(67.0)	$(48.5)	$26.2	-39.0%	$(18.5)	38.3%

					Point Chg		Point Chg
Loss ratio	84.7%	86.7%	87.6%		(2.0)		(0.9)
Commission and brokerage ratio	3.7%	8.8%	7.2%		(5.1)		1.6
Other underwriting expense ratio	20.1%	19.1%	17.0%		1.0		2.1
Combined ratio	108.5%	114.6%	111.8%		(6.1)		2.8

(Some amounts may not reconcile due to rounding)

Premiums.  Gross written premiums increased by 8.3% to $1,049.2 million in 2012 compared to $969.1 million in 2011.  This increase was primarily driven by crop and primary A&H medical stop loss business, partially offset by the termination and runoff of several large casualty programs.  Net written premiums increased 6.8% to $481.2 million in 2012 compared to $450.4 million for 2011.  The lower increase in net written premiums in comparison to gross written premiums is primarily attributable to a higher level of reinsurance employed for the crop business.  Premiums earned increased 4.3% to $479.0 million in 2012 compared to $459.4 million in 2011.  The change in premiums earned is relatively consistent with the increase in net written premiums.

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

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$371.6	77.5%		$29.6	6.2%		$401.2	83.7%
Catastrophes	4.6	1.0%		-	0.0%		4.6	1.0%
Total segment	$376.2	78.4%		$29.6	6.2%		$405.8	84.7%

2011
Attritional	$371.7	80.9%		$24.7	5.4%		$396.4	86.3%
Catastrophes	1.8	0.4%		0.2	0.0%		2.0	0.4%
Total segment	$373.5	81.3%		$24.9	5.4%		$398.4	86.7%

2010
Attritional	$329.2	80.3%		$29.9	7.3%		$359.0	87.6%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$329.2	80.3%		$29.9	7.3%		$359.0	87.6%

Variance 2012/2011
Attritional	$(0.1)	(3.4)	pts	$4.9	0.8	pts	$4.8	(2.6)	pts
Catastrophes	2.8	0.6	pts	(0.2)	-	pts	2.6	0.6	pts
Total segment	$2.7	(2.9)	pts	$4.7	0.8	pts	$7.4	(2.0)	pts

Variance 2011/2010
Attritional	$42.5	0.6	pts	$(5.2)	(1.9)	pts	$37.3	(1.3)	pts
Catastrophes	1.8	0.4	pts	0.2	-	pts	2.0	0.4	pts
Total segment	$44.3	1.0	pts	$(5.0)	(1.9)	pts	$39.3	(0.9)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 1.9% to $405.8 million in 2012 compared to $398.4 million in 2011. This was primarily due to an increase of $4.8 million in attritional losses resulting primarily from higher prior years’ losses in 2012 resulting from development on excess casualty and workers’ compensation reserves and a $2.8 million increase in current year catastrophe losses due primarily to Superstorm Sandy ($4.0 million).

Incurred losses and LAE increased by 10.9% to $398.4 million in 2011 compared to $359.0 million in 2010.  This increase was primarily due to an increase of $42.5 million (0.6 points) in current year attritional losses primarily due to higher net premiums earned.  The $24.7 million of prior years’ development was primarily attributable to excess casualty and California workers’ compensation reserves.

Segment Expenses. Commission and brokerage expenses decreased 56.5% to $17.5 million in 2012 compared to $40.4 million in 2011, driven by growth in direct distribution business, which has lower acquisition costs and changes in our affiliated quota share agreements.  Segment other underwriting expenses in 2012 increased to $96.5 million from $87.7 million in 2011.  These increases are primarily the result of increased personnel benefit costs.

Commission and brokerage expenses increased 36.5% to $40.4 million in 2011 compared to $29.6 million in 2010.  These increases were primarily the result of an increase in net premiums earned and changes in distribution, mix of business and ceded reinsurance.  Segment other underwriting expenses in 2011 increased to $87.7 million from $69.7 million in 2010.  These increases were primarily due to the expenses of the newly acquired Heartland.

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

Interest Rate Risk.  Our $9.1 billion investment portfolio, at December 31, 2012, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $738.5 million of mortgage-backed securities in the $5,572.9 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $465.5 million of short-term investments) for the periods indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates for mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2012
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$6,318.8	$6,179.6	$6,038.4	$5,887.7	$5,727.5
Market/Fair Value Change from Base (%)	4.6%	2.3%	0.0%	-2.5%	-5.2%
Change in Unrealized Appreciation
After-tax from Base ($)	$182.2	$91.7	$-	$(98.0)	$(202.1)

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2011
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$5,913.2	$5,782.7	$5,644.3	$5,490.5	$5,327.6
Market/Fair Value Change from Base (%)	4.8%	2.5%	0.0%	-2.7%	-5.6%
Change in Unrealized Appreciation
After-tax from Base ($)	$174.8	$90.0	$-	$(100.0)	$(205.9)

We had $8,143.1 million and $8,290.6 million of gross reserves for losses and LAE as of December 31, 2012 and December 31, 2011, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

Equity Risk.  Equity risk is the potential change in fair and/or market value of the common stock and preferred stock portfolios arising from changing prices.  Our equity investments consist of a diversified portfolio of individual securities.  The primary objective of the equity portfolio is to obtain greater total return relative to bonds over time through market appreciation and income.

The tables below display the impact on fair/market value and after-tax change in fair/market value of a 10% and 20% change in equity prices up and down for the periods indicated.

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2012
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$959.9	$1,079.9	$1,199.9	$1,319.8	$1,439.8
After-tax Change in Fair/Market Value	(156.0)	(78.0)	-	78.0	156.0

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2011
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$965.7	$1,086.4	$1,207.1	$1,327.8	$1,448.5
After-tax Change in Fair/Market Value	(156.9)	(78.5)	-	78.5	156.9

Foreign Exchange Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Singapore and Canadian Dollars.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of December 31, 2012, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2011.

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

	Change in Foreign Exchange Rates in Percent
	At December 31, 2012
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(182.5)	$(91.3)	$-	$91.3	$182.5

	Change in Foreign Exchange Rates in Percent
	At December 31, 2011
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(175.7)	$(87.8)	$-	$87.8	$175.7

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment we concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information for Item 10 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information for Item 11 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information for Item 12 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information for Item 13 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The PricewaterhouseCoopers LLP (and its worldwide affiliates) fees incurred are as follows for the periods indicated:

(Dollars in thousands)		2012	2011
(1)	Audit Fees	$2,154.6	$2,319.2
(2)	Audit-Related Fees	83.6	78.9
(3)	Tax Fees	88.5	119.6
(4)	All Other Fees	2.8	2.8

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

Under its Charter and the “Audit and Non-Audit Services Pre-Approval Policy” (the “Policy”), the Audit Committee is required to pre-approve the audit and non-audit services to be performed by the independent auditors.  The Policy mandates specific approval by the Audit Committee for any service that has not received a general pre-approval or that exceeds pre-approved cost levels or budgeted amounts. For both specific and general pre-approval, the Audit Committee considers whether such services are consistent with the SEC’s rules on auditor independence.  The Audit Committee also considers whether the independent auditors are best positioned to provide the most effective and efficient service and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality.  The Audit Committee is also mindful of the relationship between fees for audit and non-audit services in deciding whether to pre-approve any such services.  It may determine, for each fiscal year, the appropriate ratio between the total amount of  audit, audit-related and tax fees and a total amount of fees for certain permissible non-audit services classified below as “All Other Fees”.  All such factors are considered as a whole, and no one factor is determinative. The Audit Committee further considered whether the performance by PricewaterhouseCoopers LLP of the non-audit related services disclosed below is compatible with maintaining their independence.  The Audit Committee approved all of the audit-related fees, tax fees and all other fees for 2012 and 2011.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2013.

EVEREST REINSURANCE HOLDINGS, INC.

By:	/S/ JOSEPH V. TARANTO
Joseph V. Taranto (Chairman and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSEPH V. TARANTO	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2013
Joseph V. Taranto

/S/ CRAIG HOWIE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 19, 2013
Craig Howie

/S/ KEITH T. SHOEMAKER	Comptroller (Principal Accounting Officer)	March 19, 2013
Keith T. Shoemaker

INDEX TO EXHIBITS

Exhibit No.

2.	1
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

10.	2
Completion of Tender Offer relating to Everest Reinsurance Holdings, Inc. 6.60% Fixed to Floating Rate Long Term Subordinated Notes (LoTSSM) dated March 19, 2009, incorporated herein by reference to Exhibit 99.1 to Everest Re Group, Ltd. Form 8-K filed on March 31, 2009

*10.	3
Employment Agreement between Everest Global Services, Inc., Everest Reinsurance Holdings, Inc. and Joseph V. Taranto, dated January 1, 2011, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on March 31, 2011

*10.	4
Change of Control Agreement between and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated January 1, 2011, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on March 31, 2011

*10.	5
Employment Agreement between Everest Global Services, Inc., Everest Reinsurance Holdings, Inc. and Dominic J. Addesso, dated June 16, 2011, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on June 20, 2011

*10.	6
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

10.	7
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

*10.	8
Employment agreement between Everest Global Services, Inc., Everest Reinsurance Holdings, Inc. and Dominic J. Addesso, dated July 1, 2012, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on July 20, 2012

*10.	9
Employment agreement between Everest Global Services, Inc., Everest Reinsurance Holdings, Inc. and Joseph V. Taranto, dated July 1, 2012, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on July 20, 2012

*10.	10
Change of Control Agreement between and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated January 1, 2012, incorporated herein by reference to Exhibit 10.3 to Everest Re Group, Ltd. Form 8-K filed on July 20, 2012

23.	1	Consent of PricewaterhouseCoopers LLP, filed herewith

31.	1	Section 302 Certification of Joseph V. Taranto, filed herewith

31.	2	Section 302 Certification of Craig Howie, filed herewith

32.	1	Section 906 Certification of Joseph V. Taranto and Craig Howie, filed herewith

101.	INS	XBRL Instance Document

101.	SCH	XBRL Taxonomy Extension Schema

101.	CAL	XBRL Taxonomy Extension Calculation Linkbase

101.	DEF	XBRL Taxonomy Extension Definition Linkbase

101.	LAB	XBRL Taxonomy Extension Label Linkbase

101.	PRE	XBRL Taxonomy Extension Presentation Linkbase

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Everest Reinsurance Holdings, Inc. and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
March 19, 2013

Index

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par value per share)	2012	2011

ASSETS:
Fixed maturities - available for sale, at market value	$5,531,410	$5,107,028
(amortized cost: 2012, $5,289,619; 2011, $4,880,654)
Fixed maturities - available for sale, at fair value	41,470	113,606
Equity securities - available for sale, at market value (cost: 2012, $15; 2011, $15)	13	10
Equity securities - available for sale, at fair value	1,199,848	1,207,053
Short-term investments	465,550	423,663
Other invested assets (cost: 2012, $420,744; 2011, $379,342)	420,744	379,342
Other invested assets, at fair value	1,068,711	817,352
Cash	347,720	348,267
Total investments and cash	9,075,466	8,396,321
Accrued investment income	54,914	55,849
Premiums receivable	1,001,267	856,375
Reinsurance receivables - unaffiliated	650,261	570,128
Reinsurance receivables - affiliated	2,976,992	2,901,174
Funds held by reinsureds	161,694	176,156
Deferred acquisition costs	97,522	166,806
Prepaid reinsurance premiums	557,460	625,391
Deferred tax asset	214,175	366,490
Income taxes recoverable	61,244	39,014
Other assets	236,955	195,476
TOTAL ASSETS	$15,087,950	$14,349,180

LIABILITIES:
Reserve for losses and loss adjustment expenses	$8,143,055	$8,290,619
Unearned premium reserve	1,093,822	1,239,705
Funds held under reinsurance treaties	90,079	123,479
Losses in the course of payment	179,774	11,002
Commission reserves	39,324	40,353
Other net payable to reinsurers	900,794	629,871
5.4% Senior notes due 10/15/2014	249,907	249,858
6.6% Long term notes due 5/1/2067	238,357	238,354
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	4,781	4,781
Unsettled securities payable	48,830	8,793
Other liabilities	290,724	241,075
Total liabilities	11,609,344	11,407,787

Commitments and Contingencies (Note 16)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2012 and 2011)	-	-
Additional paid-in capital	340,223	333,416
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $99,544 at 2012 and $94,118 at 2011	184,867	174,790
Retained earnings	2,953,516	2,433,187
Total stockholder's equity	3,478,606	2,941,393
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$15,087,950	$14,349,180

The accompanying notes are an integral part of the consolidated financial statements.

Index

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010

REVENUES:
Premiums earned	$1,773,898	$1,793,855	$1,813,823
Net investment income	306,145	312,933	350,344
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(6,634)	(14,522)	(2,106)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-
Other net realized capital gains (losses)	398,336	(26,594)	67,397
Total net realized capital gains (losses)	391,702	(41,116)	65,291
Other income (expense)	12,136	(11,745)	12,074
Total revenues	2,483,881	2,053,927	2,241,532

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,249,744	1,877,603	1,477,450
Commission, brokerage, taxes and fees	310,699	338,655	335,061
Other underwriting expenses	170,604	154,331	139,832
Corporate expenses	8,764	6,073	5,867
Interest, fee and bond issue cost amortization expense	50,746	50,763	54,553
Total claims and expenses	1,790,557	2,427,425	2,012,763

INCOME (LOSS) BEFORE TAXES	693,324	(373,498)	228,769
Income tax expense (benefit)	172,995	(170,677)	(36,628)

NET INCOME (LOSS)	$520,329	$(202,821)	$265,397

Other comprehensive income (loss), net of tax :
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	9,390	22,049	(51,265)
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	633	20,240	23,029
Total URA(D) on securities arising during the period	10,023	42,289	(28,236)
Foreign currency translation adjustments	7,030	(2,805)	27,039
Pension adjustments	(6,976)	(29,452)	(1,815)
Total other comprehensive income (loss), net of tax	10,077	10,032	(3,012)

COMPREHENSIVE INCOME (LOSS)	$530,406	$(192,789)	$262,385

The accompanying notes are an integral part of the consolidated financial statements.

Index

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY

	Years Ended December 31,
(Dollars in thousands, except share amounts)	2012	2011	2010

COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$333,416	$327,767	$321,185
Share-based compensation plans	6,807	6,441	6,582
Reclasssification due to sale of subsidiary to related party	-	(792)	-
Balance, end of period	340,223	333,416	327,767

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	174,790	163,966	166,978
Reclasssification due to sale of subsidiary to related party	-	792	-
Net increase (decrease) during the period	10,077	10,032	(3,012)
Balance, end of period	184,867	174,790	163,966

RETAINED EARNINGS:
Balance, beginning of period	2,433,187	2,636,008	2,370,611
Net income (loss)	520,329	(202,821)	265,397
Balance, end of period	2,953,516	2,433,187	2,636,008

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$3,478,606	$2,941,393	$3,127,741

The accompanying notes are an integral part of the consolidated financial statements.

Index

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$520,329	$(202,821)	$265,397
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(141,501)	(214,581)	131,870
Decrease (increase) in funds held by reinsureds, net	(17,897)	(62,082)	(8,910)
Decrease (increase) in reinsurance receivables	(152,887)	(96,003)	(271,644)
Decrease (increase) in current income taxes	(22,149)	79,504	(13,560)
Decrease (increase) in deferred tax asset	146,888	(187,967)	28,192
Decrease (increase) in prepaid reinsurance premiums	68,312	3,655	(66,408)
Increase (decrease) in reserve for losses and loss adjustment expenses	(206,435)	674,001	318,301
Increase (decrease) in unearned premiums	(150,747)	(46,182)	40,729
Increase (decrease) in other net payable to reinsurers	270,776	153,508	22,072
Increase (decrease) in losses in course of payment	169,698	(3,440)	(29,810)
Change in equity adjustments in limited partnerships	(38,579)	(42,047)	(45,463)
Change in other assets and liabilities, net	44,032	72,989	(33,463)
Non-cash compensation expense	6,803	6,166	6,382
Amortization of bond premium (accrual of bond discount)	19,124	10,125	8,614
Amortization of underwriting discount on senior notes	52	49	76
Net realized capital (gains) losses	(391,702)	41,116	(65,291)
Net cash provided by (used in) operating activities	124,117	185,990	287,084

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	927,867	695,921	676,822
Proceeds from fixed maturities matured/called - available for sale, at fair value	1,300	12,775	-
Proceeds from fixed maturities sold - available for sale, at market value	476,491	1,209,150	953,714
Proceeds from fixed maturities sold - available for sale, at fair value	84,917	65,158	20,237
Proceeds from equity securities sold - available for sale, at market value	-	27,096	-
Proceeds from equity securities sold - available for sale, at fair value	546,463	237,849	230,562
Proceeds from sale of subsidiary to related party	-	61,005	-
Distributions from other invested assets	48,688	121,176	60,283
Cost of fixed maturities acquired - available for sale, at market value	(1,784,344)	(1,455,940)	(785,831)
Cost of fixed maturities acquired - available for sale, at fair value	(7,955)	(27,481)	(134,324)
Cost of equity securities acquired - available for sale, at market value	-	(27,059)	-
Cost of equity securities acquired - available for sale, at fair value	(404,051)	(746,604)	(475,047)
Cost of other invested assets acquired	(51,512)	(53,070)	(33,021)
Cost of other invested assets acquired, at fair value	-	(37,611)	(379,591)
Cost of businesses acquired	-	(63,100)	-
Net change in short-term investments	(42,027)	89,735	(254,160)
Net change in unsettled securities transactions	35,075	13,467	(11,773)
Net cash provided by (used in) investing activities	(169,088)	122,467	(132,129)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	4	275	200
Net cost of senior notes maturing	-	-	(200,000)
Revolving credit borrowings	-	(50,000)	50,000
Net cash provided by (used in) financing activities	4	(49,725)	(149,800)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	44,420	(28,557)	5,457

Net increase (decrease) in cash	(547)	230,175	10,612
Cash, beginning of period	348,267	118,092	107,480
Cash, end of period	$347,720	$348,267	$118,092

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$38,548	$(62,137)	$(51,360)
Interest paid	50,072	50,091	59,921

Non-cash transaction:
Net assets acquired and liabilities assumed from business acquisitions	-	19,130	-

The accompanying notes are an integral part of the consolidated financial statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Business and Basis of Presentation.
Everest Reinsurance Holdings, Inc. (“Holdings”), a Delaware company and direct subsidiary of Everest Underwriting Group (Ireland) Limited (“Holdings Ireland”), which is a direct subsidiary of Everest Re Group, Ltd. (“Group”), through its subsidiaries, principally provides property and casualty reinsurance and insurance in the United States of America and internationally.  As used in this document, “Company” means Holdings and its subsidiaries.  On December 30, 2008, Group contributed the Company to its Irish holding company, Holdings Ireland.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The statements include all of the following domestic and foreign direct and indirect subsidiaries of the Company:  Everest Reinsurance Company (“Everest Re”), Everest National Insurance Company (“Everest National”), Everest Indemnity Insurance Company (“Everest Indemnity”), Everest Security Insurance Company (“Everest Security”), Heartland Crop Insurance, Inc. (“Heartland”), Specialty Insurance Group, Inc. (“Specialty”), Everest Insurance Company of Canada (“Everest Canada”), Premiere Insurance Underwriting Services (“Premiere”), Mt. Whitney Securities, Inc., Everest Reinsurance Company – Escritório de Representação No Brasil Ltda. (“Everest Brazil”), Mt. McKinley Managers, L.L.C., Workcare Southeast, Inc., Workcare Southeast of Georgia, Inc. and Mt. McKinley Insurance Company (“Mt. McKinley”).  The Company sold Everest Canada and Premiere to Holdings Ireland, an affiliated company, during the fourth quarter of 2011.  All amounts are reported in U.S. dollars.

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

Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2012 presentation.

B.  Investments.
Fixed maturity and equity security investments available for sale, at market value, reflect unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, in stockholder’s equity, net of income taxes in “accumulated other comprehensive income (loss)” in the consolidated balance sheets.  Fixed maturity, equity securities and other invested assets carried at fair value reflect fair value re-measurements as net realized capital gains and losses in the consolidated statements of operations and comprehensive income (loss).  The Company records changes in fair value for its fixed maturities-available for sale, at market value through shareholders’ equity, net of taxes in accumulated other comprehensive income (loss) since cash flows from these investments will be primarily used to settle its reserve for losses and loss adjustment expense liabilities.  The Company anticipates holding these investments for an extended period as the cash flow from interest and maturities will fund the projected payout of these liabilities.  Fixed maturities carried at fair value represent a portfolio of convertible bond securities, which have characteristics similar to equity securities and at times, designated foreign denominated fixed maturity securities, which will be used to settle loss and loss adjustment reserves in the same currency.  The Company carries all of its equity securities at fair value except for mutual fund investments whose underlying investments are comprised of fixed maturity securities. For equity securities, available for sale, at fair value, the Company reflects changes in value as net realized capital gains and losses since these securities may be sold in the near term depending on financial market conditions.  Other

Index

invested assets, at fair value, are comprised of common shares of the Company’s ultimate parent, Everest Re Group, Ltd.  Interest income on all fixed maturities and dividend income on all equity securities are included as part of net investment income in the consolidated statements of operations and comprehensive income (loss).  Unrealized losses on fixed maturities, which are deemed other-than-temporary and related to the credit quality of a security, are charged to net income (loss) as net realized capital losses.  Short-term investments are stated at cost, which approximates market value.  Realized gains or losses on sales of investments are determined on the basis of identified cost.  For non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality, and cash flow characteristics of each security.  For publicly traded securities, market value is based on quoted market prices or valuation models that use observable market inputs.  When a sector of the financial markets is inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Retrospective adjustments are employed to recalculate the values of asset-backed securities.  Each acquisition lot is reviewed to recalculate the effective yield.  The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition.  Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities.  Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used to effect the calculation of projected and prepayments for pass-through security types.  Other invested assets include limited partnerships, rabbi trusts and an affiliated entity.  Limited partnerships and the affiliated entity are accounted for under the equity method of accounting, which can be recorded on a monthly or quarterly lag.

C.  Uncollectible Receivable Balances.
The Company provides reserves for uncollectible reinsurance recoverable and premium receivable balances based on management’s assessment of the collectability of the outstanding balances.  Such reserves are presented in the table below for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2012	2011
Reinsurance recoverable and premium receivables	$31,638	$33,430

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

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Deferred acquisition costs	$310,699	$338,655	$335,061

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

Index

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

G.  Prepaid Reinsurance Premiums.
Prepaid reinsurance premiums represent unearned premium reserves ceded to other reinsurers.  Prepaid reinsurance premiums for any foreign reinsurers comprising more than 10% of the outstanding balance at December 31, 2012 were collateralized either through a trust arrangement or letters of credit, thereby limiting the credit risk to the Company.

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

J.  Segmentation.
The Company, through its subsidiaries, operates in three segments:  U.S. Reinsurance, International and Insurance.  See also Note 18.

K.  Retroactive Reinsurance.
Premiums on ceded retroactive contracts are earned when written with a corresponding reinsurance recoverable established for the amount of reserves ceded.  The initial gain, if applicable, is deferred and amortized into income over an actuarially determined expected payout period.  Any future loss is recognized immediately and charged against earnings.

Index

L. Application of Recently Issued Accounting Standard Changes.
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

Treatment of Insurance Contract Acquisition Costs. In October 2010, the FASB issued authoritative guidance for the accounting for costs associated with acquiring or renewing insurance contracts.  The guidance identifies the incremental direct costs of contract acquisition and costs directly related to acquisition activities that should be capitalized.  This guidance is effective for reporting periods beginning after December 15, 2011.  The Company implemented this guidance as of January 1, 2012 and determined that $7,215 thousand of previously deferrable acquisition costs will be expensed during 2012 and the first quarter of 2013, including $5,818 thousand of previously deferrable acquisition costs expensed in 2012.  If the guidance had been applicable for the prior periods, the Company would have expensed $7,462 thousand of deferrable acquisition costs during 2011.

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

Index

2.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At December 31, 2012
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$77,611	$1,448	$(869)	$78,190
Obligations of U.S. states and political subdivisions	1,214,990	78,096	(1,123)	1,291,963
Corporate securities	1,510,186	61,137	(6,471)	1,564,852
Asset-backed securities	44,070	2,417	-	46,487
Mortgage-backed securities
Commercial	45,157	7,534	(67)	52,624
Agency residential	672,724	12,722	(1,724)	683,722
Non-agency residential	1,933	429	(33)	2,329
Foreign government securities	732,277	51,461	(3,735)	780,003
Foreign corporate securities	990,671	46,850	(6,281)	1,031,240
Total fixed maturity securities	$5,289,619	$262,094	$(20,303)	$5,531,410
Equity securities	$15	$-	$(2)	$13

	At December 31, 2011
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$77,351	$2,475	$(287)	$79,539
Obligations of U.S. states and political subdivisions	1,558,615	102,815	(525)	1,660,905
Corporate securities	1,200,941	45,070	(17,776)	1,228,235
Asset-backed securities	44,351	758	(6)	45,103
Mortgage-backed securities
Commercial	41,953	7,187	(1,266)	47,874
Agency residential	528,946	16,209	(1,762)	543,393
Non-agency residential	24,139	470	(320)	24,289
Foreign government securities	733,814	57,437	(2,602)	788,649
Foreign corporate securities	670,544	29,421	(10,924)	689,041
Total fixed maturity securities	$4,880,654	$261,842	$(35,468)	$5,107,028
Equity securities	$15	$-	$(5)	$10

The $780,003 thousand of foreign government securities at December 31, 2012 included $90,169 thousand of European sovereign securities.  Approximately 48.9%, 15.8%, 11.6%, 7.3% and 5.4% of European Sovereign Securities represented securities held in the governments of France, the United Kingdom, Sweden, the Netherlands and Austria, respectively.  No other countries represented more than 5% of the European sovereign securities.  The Company held no sovereign securities of Portugal, Italy, Ireland, Greece or Spain at December 31, 2012.

Index

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings into accumulated other comprehensive income (loss), on April 1, 2009.  The table below presents the pre-tax cumulative unrealized appreciation (depreciation) on those corporate securities, for the periods indicated:

	At December 31,
(Dollars in thousands)	2012	2011
Pre-tax cumulative unrealized appreciation (depreciation)	$399	$635

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity. Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At December 31, 2012		At December 31, 2011
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$329,474	$330,149	$224,406	$223,507
Due after one year through five years	2,380,093	2,462,430	2,055,299	2,129,437
Due after five years through ten years	1,008,653	1,064,579	955,253	1,009,893
Due after ten years	807,515	889,090	1,006,307	1,083,532
Asset-backed securities	44,070	46,487	44,351	45,103
Mortgage-backed securities
Commercial	45,157	52,624	41,953	47,874
Agency residential	672,724	683,722	528,946	543,393
Non-agency residential	1,933	2,329	24,139	24,289
Total fixed maturity securities	$5,289,619	$5,531,410	$4,880,654	$5,107,028

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$15,653	$66,765
Fixed maturity securities, other-than-temporary impairment	(236)	(188)
Fixed maturity securities, reclassification due to sale of subsidiary to related party, pre-tax	-	(1,785)
Equity securities	3	(3)
Other invested assets	-	(1,515)
Change in unrealized appreciation (depreciation), pre-tax	15,420	63,274
Deferred tax benefit (expense)	(5,480)	(22,837)
Deferred tax benefit (expense), other-than-temporary impairment	83	66
Deferred tax benefit (expense), reclassification due to sale of subsidiary to related party	-	625
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$10,023	$41,128

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

Index

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

The majority of the Company’s equity securities available for sale at market value are primarily comprised of mutual fund investments whose underlying securities consist of fixed maturity securities.  When a fund’s value reflects an unrealized loss, the Company assesses whether the decline in value is temporary or other-than-temporary.  In making its assessment, the Company considers the composition of its portfolios and their related markets, reports received from the portfolio managers and discussions with portfolio managers.  If the Company determines that the declines are temporary and it has the ability and intent to continue to hold the investments, then the declines are recorded as unrealized losses in accumulated other comprehensive income (loss).  If declines are deemed to be other-than-temporary, then the carrying value of the investment is written down to fair value and recorded in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss).

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2012 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$8,058	$(292)	$3,386	$(577)	$11,444	$(869)
Obligations of U.S. states and political subdivisions	38,754	(1,072)	5,781	(51)	44,535	(1,123)
Corporate securities	122,138	(1,566)	62,492	(4,905)	184,630	(6,471)
Asset-backed securities	-	-	-	-	-	-
Mortgage-backed securities
Commercial	-	-	10,729	(67)	10,729	(67)
Agency residential	177,336	(1,042)	54,595	(682)	231,931	(1,724)
Non-agency residential	-	-	446	(33)	446	(33)
Foreign government securities	13,958	(105)	34,355	(3,630)	48,313	(3,735)
Foreign corporate securities	44,945	(565)	53,672	(5,716)	98,617	(6,281)
Total fixed maturity securities	$405,189	$(4,642)	$225,456	$(15,661)	$630,645	$(20,303)
Equity securities	-	-	13	(2)	13	(2)
Total	$405,189	$(4,642)	$225,469	$(15,663)	$630,658	$(20,305)

Index

	Duration of Unrealized Loss at December 31, 2012 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$5,875	$(24)	$19,291	$(2,833)	$25,166	$(2,857)
Due in one year through five years	103,313	(1,671)	110,161	(10,564)	213,474	(12,235)
Due in five years through ten years	57,225	(678)	16,385	(1,008)	73,610	(1,686)
Due after ten years	61,440	(1,227)	13,849	(474)	75,289	(1,701)
Asset-backed securities	-	-	-	-	-	-
Mortgage-backed securities	177,336	(1,042)	65,770	(782)	243,106	(1,824)
Total fixed maturity securities	$405,189	$(4,642)	$225,456	$(15,661)	$630,645	$(20,303)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2012 were $630,658 thousand and $20,305 thousand, respectively.  There were no unrealized losses on a single issuer that exceeded 0.02% of the market value of the fixed maturity securities at December 31, 2012.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $4,642 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were  primarily comprised of domestic corporate securities, state and municipal securities as well as agency residential mortgage-backed securities.  Of these unrealized losses, $3,281 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $15,661 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities as well as foreign government securities.  Of these unrealized losses, $14,401 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses were mainly comprised of corporate securities, with the majority representing floating interest rate bank loan securities.  The gross unrealized depreciation for mortgage-backed securities included $33 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

Index

Other invested assets, at fair value, is comprised of common shares of the Company’s ultimate parent, Group.  At December 31, 2012, the Company held 9,719,971 shares of Group representing 15.9% of the total outstanding shares.

The components of net investment income are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Fixed maturity securities	$216,796	$232,287	$290,454
Equity securities	39,284	29,694	10,190
Short-term investments and cash	1,051	1,078	407
Other invested assets
Limited partnerships	39,696	42,349	45,464
Dividends from Parent's shares	18,663	18,645	14,029
Other	3,851	2,741	1,274
Total gross investment income	319,341	326,794	361,818
Interest debited (credited) and other investment expense	(13,196)	(13,861)	(11,474)
Total net investment income	$306,145	$312,933	$350,344

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

The Company had contractual commitments to invest up to an additional $67,980 thousand in limited partnerships at December 31, 2012.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2016.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Fixed maturity securities, market value:
Other-than-temporary impairments	$(6,634)	$(14,522)	$(2,106)
Gains (losses) from sales	5,660	(16,652)	(33,323)
Fixed maturity securities, fair value:
Gain (losses) from sales	5,675	(905)	775
Gains (losses) from fair value adjustments	1,941	(15,518)	15,091
Equity securities, market value:
Gains (losses) from sales	-	37	-
Equity securities, fair value:
Gains (losses) from sales	22,562	7,644	6,153
Gains (losses) from fair value adjustments	111,155	7,200	52,790
Other invested assets, fair value:
Gains (losses) from fair value adjustments	251,359	(8,400)	25,912
Short-term investment gains (losses)	(16)	-	(1)
Total net realized capital gains (losses)	$391,702	$(41,116)	$65,291

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

Index

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Proceeds from sales of fixed maturity securities	$561,408	$1,274,308	$973,951
Gross gains from sales	21,051	39,363	8,436
Gross losses from sales	(9,716)	(56,920)	(40,984)

Proceeds from sales of equity secuities	$546,463	$264,945	$230,562
Gross gains from sales	40,808	15,875	11,446
Gross losses from sales	(18,246)	(8,194)	(5,293)

Securities with a carrying value amount of $1,478,079 thousand at December 31, 2012, were on deposit with various state or governmental insurance departments in compliance with insurance laws.

3.  RESERVES FOR LOSSES AND LAE

Reserves for losses and LAE.
Activity in the reserve for losses and LAE is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2012	2011	2010
Gross reserves at January 1	$8,290,619	$7,652,303	$7,300,139
Less reinsurance recoverables	(3,374,427)	(3,265,528)	(3,051,704)
Net reserves at January 1	4,916,192	4,386,775	4,248,435

Incurred related to:
Current year	1,237,486	1,862,836	1,414,604
Prior years	12,258	14,767	62,846
Total incurred losses and LAE	1,249,744	1,877,603	1,477,450

Paid related to:
Current year	365,805	447,182	277,177
Prior years	1,097,353	894,242	1,086,262
Total paid losses and LAE	1,463,158	1,341,424	1,363,438

Foreign exchange/translation adjustment	(4,693)	(6,762)	24,328

Net reserves at December 31	4,698,085	4,916,192	4,386,775
Plus reinsurance recoverables	3,444,970	3,374,427	3,265,528
Gross reserves at December 31	$8,143,055	$8,290,619	$7,652,303

(Some amounts may not reconcile due to rounding.)

Prior years’ reserves increased by $12,258 thousand, $14,767 thousand and $62,846 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.  The increase for 2012 was attributable to a $29,612 thousand increase in insurance business, primarily related to development on contractors’ liability and workers compensation reserves, partially offset by the $17,354 thousand decrease in reinsurance business, primarily related to favorable development on treaty casualty reserves.

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

Reinsurance Receivables.  Reinsurance receivables for both paid and unpaid losses totaled $3,627,253 thousand and $3,471,302 thousand at December 31, 2012 and 2011, respectively. At December 31, 2012, $2,881,060 thousand, or 79.4%, was receivable from Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”) and $181,535 thousand, or 5.0%, was receivable from C.V. Starr (Bermuda).  Bermuda Re and CV Starr (Bermuda) receivables are fully collateralized by trust agreements.  No other retrocessionaire accounted for more than 5% of reinsurance receivables.

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

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy. The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of reinsurance basis for the periods indicated:

	At December 31,
(Dollars in thousands)	2012	2011	2010
Gross basis:
Beginning of period reserves	$499,911	$554,790	$638,674
Incurred losses	132	753	-
Paid losses	(57,222)	(55,632)	(83,884)
End of period reserves	$442,821	$499,911	$554,790

Net basis:
Beginning of period reserves	$341,251	$382,507	$430,421
Incurred losses	17	(30)	(300)
Paid losses	(35,799)	(41,226)	(47,614)
End of period reserves	$305,469	$341,251	$382,507
At December 31, 2012, the gross reserves for A&E losses were comprised of $138,449 thousand representing case reserves reported by ceding companies, $90,637 thousand representing additional case reserves established by the Company on assumed reinsurance claims, $36,667 thousand representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley and $177,068 thousand representing IBNR reserves.

With respect to asbestos only, at December 31, 2012, the Company had gross asbestos loss reserves of $422,849 thousand, or 95.5%, of total A&E reserves, of which $339,654 thousand was for assumed business and $83,195 thousand was for direct business.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.   No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at December 31, 2012 and 2011.

The Company internally manages a small public equity portfolio which had a fair value at December 31, 2012 of $61,893 thousand and all prices were obtained from publically published sources.

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

At December 31, 2012 and 2011, all Level 3 fixed maturity securities, were priced using single non-binding broker quotes since prices for these securities were not provided by normal pricing service companies.  The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes.  The prices received from brokers are reviewed for reasonableness by the third party asset managers and the Company.

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

Index

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$78,190	$-	$78,190	$-
Obligations of U.S. States and political subdivisions	1,291,963	-	1,291,963	-
Corporate securities	1,564,852	-	1,564,852	-
Asset-backed securities	46,487	-	41,638	4,849
Mortgage-backed securities
Commercial	52,624	-	52,624	-
Agency residential	683,722	-	654,324	29,398
Non-agency residential	2,329	-	2,324	5
Foreign government securities	780,003	-	780,003	-
Foreign corporate securities	1,031,240	-	1,019,819	11,421
Total fixed maturities, market value	5,531,410	-	5,485,737	45,673

Fixed maturities, fair value	41,470	-	41,470	-
Equity securities, market value	13	13	-	-
Equity securities, fair value	1,199,848	1,059,288	140,560	-
Other invested assets, fair value	1,068,711	1,068,711	-	-

There were no transfers between Level 1 and Level 2 for the twelve months ended December 31, 2012.

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

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	December 31, 2012					December 31, 2011
	Asset-backed	Foreign	Non-agency	Agency		Asset-backed	Foreign	Non-agency
(Dollars in thousands)	Securities	Corporate	RMBS	RMBS	Total	Securities	Corporate	RMBS	Total
Beginning balance	$16,046	$2,536	$7	$-	$18,589	$961	$3,635	$458	$5,054
Total gains or (losses) (realized/unrealized)
Included in earnings	114	(33)	3	(3)	81	194	(7)	11	198
Included in other comprehensive income (loss)	696	144	(1)	(164)	675	(659)	(66)	54	(671)
Purchases, issuances and settlements	4,411	18,057	(4)	29,565	52,029	15,550	2,609	(168)	17,991
Transfers in and/or (out) of Level 3	(16,418)	(9,283)	-	-	(25,701)	-	(3,635)	(348)	(3,983)
Ending balance	$4,849	$11,421	$5	$29,398	$45,673	$16,046	$2,536	$7	$18,589

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-	$-

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875,000 thousand plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010, which at December 31, 2012, was $1,990,497 thousand.  As of December 31, 2012, the Company was in compliance with all Holdings Credit Facility covenants.

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At December 31, 2012				At December 31, 2011
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$150,000	$-			$150,000	$-
Total revolving credit borrowings		-				-
Total letters of credit		1,551		12/31/2013		5,020		12/31/2012

Total Citibank Holdings Credit Facility	$150,000	$1,551			$150,000	$5,020

The following table presents the costs incurred in connection with the Holdings Credit Facility for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Credit facility fees incurred	$582	$476	$457

6.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				December 31, 2012		December 31, 2011
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$249,907	$266,390	$249,858	$251,370
8.75% Senior notes (matured and paid on March 15, 2010)	03/14/2000	03/15/2010	$200,000	$-	$-	$-	$-

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Interest expense incurred	$13,548	$13,546	$17,219

Index

7.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		December 31, 2012		December 31, 2011
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,357	$242,138	$238,354	$210,195

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Interest expense incurred	$15,748	$15,748	$15,748

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

				December 31, 2012		December 31, 2011
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Amount Issued	Sheet Amount	Fair Value	Sheet Amount	Fair Value
6.20% Junior subordinated debt securities	03/29/2004	03/29/2034	$329,897	$329,897	$333,225	$329,897	$326,313

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

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Interest expense incurred	$20,454	$20,454	$20,454

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

There are certain regulatory and contractual restrictions on the ability of Holdings’ operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances.  The insurance laws of the State of Delaware, where Holdings’ direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds.  In addition, the terms of Holdings Credit Facility (discussed in Note 5) require Everest Re, Holdings’ principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year.  At December 31, 2012, $2,272,346 thousand of the $3,068,916 thousand in net assets of Holdings’ consolidated subsidiaries were subject to the foregoing regulatory restrictions.

9.  TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to a non-affiliated ceding company.  At December 31, 2012, the total amount on deposit in the trust account was $139,921 thousand.

Index

10.  OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2012, for all of the Company’s operating leases with remaining non-cancelable terms in excess of one year are as follows:

(Dollars in thousands)
2013	$10,305
2014	10,192
2015	11,072
2016	11,162
2017	10,526
Thereafter	36,365
Net commitments	$89,622

(Some amounts may not recconcile due to rounding.)

All of these leases, the expiration terms of which range from 2017 to 2024, are for the rental of office space.  Rental expense was $12,232 thousand, $12,656 thousand and $11,769 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

11.  INCOME TAXES

All the income of Holdings' U.S. subsidiaries is subject to the applicable federal, foreign, state and local taxes on corporations. Additionally, the income of foreign branches of the Company's insurance operating companies is subject to various income taxes. The provision for income taxes in the consolidated statement of operations and comprehensive income (loss) has been determined in accordance with the individual income of each entity and the respective applicable tax laws. The provision reflects the permanent differences between financial and taxable income relevant to each entity. The significant components of the provision are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Current tax expense (benefit):
U.S.	$18,498	$660	$(73,747)
Foreign	10,545	19,227	9,797
Total current tax expense (benefit)	29,043	19,887	(63,950)
Total deferred U.S. tax expense (benefit)	143,952	(190,564)	27,322
Total income tax expense (benefit)	$172,995	$(170,677)	$(36,628)

A reconciliation of the U.S. Federal income tax rate to company's effective tax rate is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012		2011		2010
Expected income tax provision at the U.S. statutory tax rate	$242,664	35.0%	$(130,724)	35.0%	$80,069	35.0%
Increase (reduction) in taxes resulting from:
Tax exempt income	(20,623)	-3.0%	(33,672)	9.0%	(56,457)	-24.7%
Dividend received deduction	(7,924)	-1.1%	(6,517)	1.7%	(2,535)	-1.1%
Proration	3,138	0.5%	5,080	-1.4%	8,510	3.7%
Tax audit settlement	(2,508)	-0.4%	(710)	0.2%	(48,867)	-21.4%
Uncertain tax positions	(31,912)	-4.6%	8,139	-2.2%	(5,237)	-2.3%
Other, net	(9,840)	-1.4%	(12,273)	3.3%	(12,111)	-5.3%
Total income tax provision and effective tax rate	$172,995	25.0%	$(170,677)	45.7%	$(36,628)	-16.0%

Index

During 2012, the Internal Revenue Service ("IRS") completed its audit of the Company for the 2007 and 2008 tax years.  At the conclusion of the audit, the Company paid additional federal income taxes of $12,747 thousand plus interest of $1,702 thousand.  The additional tax liability resulted primarily from adjustments to the timing of the Company’s utilization of foreign tax credits and, therefore, including interest but net of a permanent benefit from previously unrecorded tax exempt income, this resulted in a $354 thousand income tax benefit.  Also as a result of closing the IRS audit, the Company was able to remeasure its exposure and take down its reserve for uncertain tax positions by $31,912 thousand and related interest by $2,154 thousand, resulting in an income tax benefit of $34,067 thousand.

The Company identified net understatements in its Deferred tax asset account of $17,520 thousand during 2012.  The understatements resulted from differences between filed and recorded amounts that had accumulated over several prior periods.  The Company corrected these understatements, resulting in a $17,520 thousand income tax benefit included in the income tax expense (benefit) caption in the Consolidated Statements of Operations and Comprehensive Income (Loss) and increased net income for the same amount.  The Company also increased its Deferred tax asset in its Consolidated Balance Sheets by $17,520 thousand.  The Company believes that the out of period adjustments are immaterial to these financial statements and to all prior periods.  As such, the Company has not restated any prior period amounts.

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S. tax laws and regulations. The principal items making up the net deferred income tax assets are as follows for the periods indicated:

	At December 31,
(Dollars in thousands)	2012	2011
Deferred tax assets:
Loss reserve	$159,320	$183,883
Foreign tax credits	90,941	74,253
Net operating loss carryforward	64,353	167,089
Alternative minimum tax credits	64,088	21,438
Deferred expenses	40,200	19,351
Unearned premium reserve	37,558	43,020
Unfunded pension liability	33,660	29,903
Deferred gain on reinsurance	30,265	31,464
Deferred compensation	6,690	7,243
Uncollectible reinsurance reserve	5,675	5,675
Investment impairments	3,009	4,478
Other assets	10,646	17,717
Total deferred tax assets	546,405	605,514

Deferred tax liabilities:
Net unrealized fair value income	139,374	20,990
Net unrealized investment gains	84,934	76,452
Net unrealized foreign currency gains	42,747	45,837
Deferred acquisition costs	33,969	58,571
Gain on tender of debt	27,395	27,395
Bond market discount	3,050	2,902
Other liabilities	761	6,877
Total deferred tax liabilities	332,230	239,024

Net deferred tax assets	$214,175	$366,490

Index

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the periods indicated is as follows:

(Dollars in thousands)	2012	2011	2010
Balance at January 1	$31,912	$23,773	$29,010
Additions based on tax positions related to the current year	-	8,139	7,119
Additions for tax positions of prior years	-	-	-
Reductions for tax positions of prior years	(31,912)	-	-
Settlements with taxing authorities	-	-	(12,356)
Lapses of applicable statutes of limitations	-	-	-
Balance at December 31	$-	$31,912	$23,773

As a result of closing the 2007 and 2008 IRS audit during 2012, the Company was able to remeasure its exposure and take down its reserve for uncertain tax positions by $31,912 thousand and accrued interest of $2,154 thousand.  Thus, the entire amount of unrecognized tax benefits at December 31, 2011 and 2010 were recognized and beneficially affected the effective tax rate in 2012.  The Company is no longer subject to U.S federal, state and local or foreign income tax examinations by tax authorities for years before 2009.

In 2010, the Company favorably settled a 2003 and 2004 IRS audit. During the years ended December 31, 2011 and 2010, the Company recorded a net overall tax benefit including accrued interest of $710 thousand and $25,920 thousand respectively. In addition, in 2010, the Company was able to take down a $12,356 thousand reserve for uncertain tax positions that had been established with respect to 2003 and 2004.

The Company recognizes accrued interest related to net unrecognized tax benefits and penalties in income taxes. During the year ended December 31, 2012, 2011 and 2010 the Company accrued and recognized a net expense/(benefit) of approximately $(2,154) thousand, $957 thousand and $(9,938) thousand, respectively, in interest and penalties.  Included within the 2010 net expense (benefit) of $(9,938) thousand is $(10,591) thousand of accrued interest related to the 2003 and 2004 IRS audit.

For U.S. income tax purposes the Company has foreign tax credit carry forwards of $90,941 thousand that begin to expire in 2017 and net operating loss carryforwards of $183,866 thousand that begin to expire in 2031. In addition, for U.S. income tax purposes the Company has $64,088 thousand of Alternative Minimum Tax credits that do not expire. Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets and accordingly, no valuation allowance has been recorded for the periods presented.

The Company has recorded tax benefits related to share-based compensation deductions for dividends on restricted stock, vestings of restricted stock and exercised stock options in 2012 and 2011 respectively of $2 thousand and $(11) thousand in additional paid-in capital on the shareholders' equity section of the consolidated balance sheets.

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

Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Written premiums:
Direct	$1,050,248	$808,526	$823,305
Assumed	2,519,142	2,749,993	2,644,451
Ceded	(1,877,789)	(1,804,508)	(1,679,045)
Net written premiums	$1,691,601	$1,754,011	$1,788,711

Premiums earned:
Direct	$1,032,576	$867,340	$823,734
Assumed	2,687,521	2,734,765	2,602,704
Ceded	(1,946,199)	(1,808,250)	(1,612,615)
Net premiums earned	$1,773,898	$1,793,855	$1,813,823

Incurred losses and LAE:
Direct	$910,136	$738,823	$703,229
Assumed	1,630,386	2,491,002	1,946,124
Ceded	(1,290,778)	(1,352,222)	(1,171,903)
Net incurred losses and LAE	$1,249,744	$1,877,603	$1,477,450

The Company engages in reinsurance transactions with Bermuda Re, Everest International Reinsurance, Ltd. (“Everest International”) and Everest Canada, which are affiliated companies primarily driven by enterprise risk and capital management considerations under which business is ceded at market rates and terms.

Index

The table below represents affiliated quota share reinsurance agreements ("whole account quota share") for all new and renewal business for the indicated coverage period:

(Dollars in thousands)
		Percent	Assuming		Single		Aggregate
Coverage Period	Ceding Company	Ceded	Company	Type of Business	Occurrence Limit		Limit

01/01/2002-12/31/2002	Everest Re	20.0%	Bermuda Re	property / casualty business	$-		$-

01/01/2003-12/31/2003	Everest Re	25.0%	Bermuda Re	property / casualty business	-		-

01/01/2004-12/31/2005	Everest Re	22.5%	Bermuda Re	property / casualty business	-		-
	Everest Re	2.5%	Everest International	property / casualty business	-		-

01/01/2006-12/31/2006	Everest Re	18.0%	Bermuda Re	property business	125,000	(1)	-
	Everest Re	2.0%	Everest International	property business	-		-

01/01/2006-12/31/2007	Everest Re	31.5%	Bermuda Re	casualty business	-		-
	Everest Re	3.5%	Everest International	casualty business	-		-

01/01/2007-12/31/2007	Everest Re	22.5%	Bermuda Re	property business	130,000	(1)	-
	Everest Re	2.5%	Everest International	property business	-		-

01/01/2008-12/31/2008	Everest Re	36.0%	Bermuda Re	property / casualty business	130,000	(1)	275,000	(2)
	Everest Re	4.0%	Everest International	property / casualty business	-		-

01/01/2009-12/31/2009	Everest Re	36.0%	Bermuda Re	property / casualty business	150,000	(1)	325,000	(2)
	Everest Re	8.0%	Everest International	property / casualty business	-		-

01/01/2010-12/31/2010	Everest Re	44.0%	Bermuda Re	property / casualty business	150,000		325,000

01/01/2011-12/31/2011	Everest Re	50.0%	Bermuda Re	property / casualty business	150,000		300,000

01/01/2012	Everest Re	50.0%	Bermuda Re	property / casualty business	100,000		200,000

01/01/2003-12/31/2006	Everest Re- Canadian Branch	50.0%	Bermuda Re	property business	-		-
01/01/2007-12/31/2009	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	-		-
01/01/2010-12/31/2010	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	350,000	(3)	-
01/01/2011-12/31/2011	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	350,000	(3)	-
01/01/2012-12/31/2012	Everest Re- Canadian Branch	75.0%	Bermuda Re	property / casualty business	206,250	(3)	412,500	(3)
01/01/2013	Everest Re- Canadian Branch	75.0%	Bermuda Re	property / casualty business	150,000	(3)	412,500	(3)

01/01/2012	Everest Canada	80.0%	Everest Re- Canadian Branch	property business	-		-

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada for the periods indicated:

Bermuda Re	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Ceded written premiums	$1,649,473	$1,627,298	$1,375,778
Ceded earned premiums	1,701,811	1,565,561	1,282,720
Ceded losses and LAE (a)	1,095,331	1,226,832	923,123

Everest International	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Ceded written premiums	$1,828	$885	$48,128
Ceded earned premiums	3,535	18,238	99,731
Ceded losses and LAE	(2,815)	5,084	93,648

Everest Canada	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Assumed written premiums	$17,216	$388	$-
Assumed earned premiums	15,455	94	-
Assumed losses and LAE	9,489	57	-

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

Index

13.  COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010

Net income (loss)	$520,329	$(202,821)	$265,397
Other comprehensive income (loss), before tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period
URA(D) of investments - temporary	14,682	34,109	(81,731)
URA(D) of investments - non-credit OTTI	(236)	(188)	2,862
URA(D) on securities arising during the period	14,446	33,921	(78,869)
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	974	31,138	35,429
Total URA(D) on securities arising during the period	15,420	65,059	(43,440)
Foreign currency translation adjustments	10,815	(4,316)	41,597
Pension adjustments	(10,732)	(45,310)	(2,792)
Total other comprehensive income (loss), before tax	15,504	15,434	(4,635)

Income tax benefit (expense) related to items of other comprehensive income (loss):
Tax benefit (expense) on URA(D) arising during the period
Tax benefit (expense) on URA(D) of investments - temporary	(5,139)	(11,939)	28,606
Tax benefit (expense) on URA(D) of investments - non-credit OTTI	83	66	(1,002)
Tax benefit (expense) on URA(D) on securities arising during the period	(5,056)	(11,873)	27,604
Less: reclassification of tax expense (benefit) on realized losses (gains) included in net income (loss)	(341)	(10,898)	(12,400)
Total tax benefit (expense) from URA(D) arising during the period	(5,397)	(22,771)	15,204
Tax benefit (expense) from foreign currency translation	(3,786)	1,511	(14,558)
Tax benefit (expense) on pension	3,756	15,858	977
Total income tax benefit (expense) related to items of other comprehensive income (loss):	(5,427)	(5,402)	1,623
Other comprehensive income (loss), net of tax	10,077	10,032	(3,012)
Comprehensive income (loss)	$530,406	$(192,789)	$262,385

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011

Beginning balance of URA (D) on securities	$147,140	$106,009
Current period change in URA (D) of investments - temporary	10,177	42,413
Current period change in URA (D) of investments - non-credit OTTI	(154)	(122)
Current period change in URA (D) of investments - reclassification due to sale of subsidiary to related party	-	(1,160)
Ending balance of URA (D) on securities	157,163	147,140

Beginning balance of foreign currency translation adjustments	83,185	84,040
Current period change in foreign currency translation adjustments	7,030	(2,807)
Current period change in foreign currency translation adjustments - reclassification due to sale of subsidiary to related party	-	1,952
Ending balance of foreign currency translation adjustments	90,215	83,185

Beginning balance of pension	(55,535)	(26,083)
Current period change in pension	(6,976)	(29,452)
Ending balance of pension	(62,511)	(55,535)

Ending balance of accumulated other comprehensive income (loss)	$184,867	$174,790

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

Although not required to make contributions under IRS regulations, the following table summarizes the Company’s contributions to the defined benefit pension plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Company contributions	$267	$3,223	$6,759

The following table summarizes the Company’s pension expense for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Pension expense	$16,542	$10,874	$10,783

The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011
Change in projected benefit obligation:
Benefit obligation at beginning of year	$175,364	$138,392
Service cost	9,370	7,548
Interest cost	7,971	7,702
Actuarial loss	21,786	26,802
Benefits paid	(2,332)	(5,080)
Projected benefit obligation at end of year	212,159	175,364

Change in plan assets:
Fair value of plan assets at beginning of year	101,304	114,470
Actual return on plan assets	15,568	(11,309)
Actual contributions during the year	267	3,223
Benefits paid	(2,332)	(5,080)
Fair value of plan assets at end of year	114,807	101,304

Funded status at end of year	$(97,352)	$(74,060)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2012	2011
Other assets (due beyond one year)	$-	$-
Other liabilities (due within one year)	(5,497)	(3,497)
Other liabilities (due beyond one year)	(91,855)	(70,563)
Net amount recognized in the consolidated balance sheets	$(97,352)	$(74,060)

Index

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2012	2011
Prior service cost	$(119)	$(168)
Accumulated income (loss)	(85,820)	(78,755)
Accumulated other comprehensive income (loss)	$(85,939)	$(78,923)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2012	2011
Other comprehensive income (loss) at December 31, prior year	$(78,923)	$(36,436)
Net gain (loss) arising during period	(13,961)	(47,177)
Recognition of amortizations in net periodic benefit cost:
Prior service cost	49	49
Actuarial loss	6,896	4,641
Other comprehensive income (loss) at December 31, current year	$(85,939)	$(78,923)

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Service cost	$9,370	$7,548	$6,944
Interest cost	7,971	7,702	7,052
Expected return on assets	(7,743)	(9,067)	(7,971)
Amortization of actuarial loss from earlier periods	6,896	3,367	2,467
Amortization of unrecognized prior service cost	49	49	49
Settlement	-	1,275	2,242
Net periodic benefit cost	$16,542	$10,874	$10,783

Other changes recognized in other comprehensive income (loss):
Other comprehensive income (loss) attributable to change from prior year	7,017	42,487

Total recognized in net periodic benefit cost and other
comprehensive income (loss)	$23,559	$53,361

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $0 thousand, $7,415 thousand and $49 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2012, 2011 and 2010 were 4.60%, 5.60% and 6.10%, respectively.  The rate of compensation increase used to determine the net periodic benefit cost for 2012, 2011 and 2010 was 4.0%.  The expected long-term rate of return on plan assets for 2012, 2011 and 2010 was 7.75%, 8.0% and 8.0%, respectively, and was based on expected portfolio returns and allocations.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for year end 2012, 2011 and 2010 were 4.00%, 4.60% and 5.60%, respectively.

Index

The following table summarizes the accumulated benefit obligation for the periods indicated:

	At December 31,
(Dollars in thousands)	2012	2011
Qualified Plan	$148,107	$118,981
Non-qualified Plan	25,579	21,231
Total	$173,686	$140,212

The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2012	2011
Qualified Plan
Projected benefit obligation	$181,617	$146,350
Fair value of plan assets	114,807	101,304
Non-qualified Plan
Projected benefit obligation	$30,542	$29,014
Fair value of plan assets	-	-

The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2012	2011
Qualified Plan
Accumulated benefit obligation	$148,107	$118,981
Fair value of plan assets	114,807	101,304
Non-qualified Plan
Accumulated benefit obligation	$25,579	$21,231
Fair value of plan assets	-	-

The following table displays the expected benefit payments in the periods indicated:

(Dollars in thousands)
2013	$8,567
2014	7,233
2015	6,582
2016	6,759
2017	7,299
Next 5 years	48,914

Plan assets consist of shares in investment trusts with approximately 68%, 29% and 3% of the underlying assets consisting of equity securities, fixed maturities and cash, respectively.  The Company manages the qualified plan investments for U.S. employees.  The assets in the plan consist of debt and equity mutual funds.  Due to the long term nature of the plan, the target asset allocation has historically been 70% equities and 30% bonds.

Index

The following tables present the fair value measurement levels for the qualified plan assets at fair value for the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$-	$-	$-	$-
Short-term investments, which approximates fair value (a)	3,343	3,343	-	-
Mutual funds, fair value
Fixed income (b)	33,783	33,783	-	-
Equities (c)	63,065	63,065	-	-
Multi-strategy equity fund, fair value (d)	9,092	-	-	9,092
Private equity limited partnership (e)	5,524	-	-	5,524
Total	$114,807	$100,191	$-	$14,616

(a)	This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.
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

(e)	This category consists of two private equity limited partnerships.

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$317	$317	$-	$-
Short-term investments, which approximates fair value (a)	3,109	3,109	-	-
Mutual funds, fair value
Fixed income (b)	33,573	33,573	-	-
Equities (c)	55,423	55,423	-	-
Multi-strategy equity fund, fair value (d)	7,891	-	-	7,891
Private equity limited partnership (e)	991	-	-	991
Total	$101,304	$92,422	$-	$8,882

(a)	This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.
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

(e)	This category consists of a private equity limited partnership.

Index

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturity investments, for the period indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011
Assets:
Balance, beginning of period	$8,882	$10,259
Actual return on plan assets:
Realized gains (losses)	(22)	21
Unrealized gains (losses)	997	(2,380)
Purchases and capital contributions	5,955	1,200
Investment income earned on assets	118	(95)
Sales and capital distributions	(1,314)	(123)
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$14,616	$8,882

The amount of total gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses)
relating to assets still held at the reporting date	$1,019	$(2,401)

(Some amounts may not reconcile due to rounding.)

The Company does not expect to make any contributions to the qualified plan in 2013.

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

The following table presents the Company’s incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Incurred expenses	$3,209	$2,062	$1,801

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees.  Each non-U.S. office (Brazil, Canada and Singapore) maintains a separate plan for the non-U.S. employees working in that location.  The Company contributes various amounts based on salary, age and/or years of service.  The contributions as a percentage of salary for the branch offices range from 6.7% to 9.2%.  The contributions are generally used to purchase pension benefits from local insurance providers.  The following table presents the Company’s incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Incurred expenses	$412	$419	$377

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

The following medical cost trend rates were used to determine net cost and benefit obligations:  a healthcare inflation rate for pre-Medicare claims of 7.7% in 2012 was assumed to decrease gradually to 4.5% in 2027 and then remain at that level; and a healthcare inflation rate for post-Medicare claims of 6.3% in 2012 was assumed to decrease gradually to 4.5% in 2027 and then remain at that level.

Changes in the assumed healthcare cost trend can have a significant effect on the amounts reported for the healthcare plans.  A one percent change in the rate would have the following effects on:

	Percentage	Percentage
	Point Increase	Point Decrease
(Dollars in thousands)	($ Impact)	($ Impact)
a. Effect on total service and interest cost components	$617	$(478)
b. Effect on accumulated post-retirement benefit obligation	5,905	(4,611)

The following table presents the post-retirement benefit expenses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Post-retirement benefit expenses	$3,141	$2,258	$1,947

The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in thousands)	2012	2011
Change in projected benefit obligation:
Benefit obligation at beginning of year	$21,462	$16,754
Service cost	1,677	1,165
Interest cost	1,033	934
Actuarial loss	4,136	2,930
Excise tax cost	11	53
Benefits paid	(381)	(374)
Benefit obligation at end of year	27,938	21,462

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	381	374
Benefits paid	(381)	(374)
Fair value of plan assets at end of year	-	-

Funded status at end of year	$(27,938)	$(21,462)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2012	2011
Other liabilities (due within one year)	$(472)	$(470)
Other liabilities (due beyond one year)	(27,466)	(20,992)
Net amount recognized in the consolidated balance sheets	$(27,938)	$(21,462)

Index

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2012	2011
Accumulated income (loss)	$(10,231)	$(6,516)
Accumulated other comprehensive income (loss)	$(10,231)	$(6,516)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2012	2011
Other comprehensive income (loss) at December 31, prior year	$(6,516)	$(3,692)
Net gain (loss) arising during period	(4,147)	(2,983)
Recognition of amortizations in net periodic benefit cost:
Actuarial loss (gain)	432	159
Other comprehensive income (loss) at December 31, current year	$(10,231)	$(6,516)

Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Service cost	$1,677	$1,165	$1,017
Interest cost	1,033	934	849
Net loss recognition	432	159	81
Net periodic cost	$3,142	$2,258	$1,947

Other changes recognized in other comprehensive income (loss):
Other comprehensive gain (loss) attributable to change from prior year	3,715	2,823

Total recognized in net periodic benefit cost and
other comprehensive income (loss)	$6,857	$5,081

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $0 thousand, $614 thousand and $0 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2012, 2011 and 2010 were 4.60%, 5.60% and 6.10%, respectively.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2012, 2011 and 2010 were 4.00%, 4.60% and 5.60%, respectively.

The following table displays the expected benefit payments in the years indicated:

(Dollars in thousands)
2013	$472
2014	538
2015	672
2016	760
2017	820
Next 5 years	6,403

Index

15.  DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

Dividend Restrictions.
Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement.  In addition, no dividend may be paid in excess of unassigned earned surplus.  At December 31, 2012, Everest Re has $359,026 thousand available for payment of dividends in 2013 without the need for prior regulatory approval.

Statutory Financial Information.
Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners (“NAIC”) and the Delaware Insurance Department.  Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual.  The capital and statutory surplus of Everest Re was $2,612,995 thousand and $2,322,115 thousand at December 31, 2012 and 2011, respectively.  The statutory net income of Everest Re was $359,816 thousand and net loss was $326,400 thousand for the years ended December 31, 2012 and 2011 and the statutory net income of Everest Re was $218,452 thousand for the year ended December 31, 2010, respectively.

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

	Years Ended December 31,
(Dollars in thousands)	2012	2011
	$144,628	$143,447

Index

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

	Years Ended December 31,
(Dollars in thousands)	2012	2011
	$29,132	$27,634

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
$20,000,000

As of December 31, 2012, Holdings held 9,719,971 common shares of Group, which it had purchased in the open market between February 1, 2007 and March 8, 2011.  The table below represents the total purchase price for these common shares purchased.

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

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Dividends received	$18,663	$18,645	$14,029

Affiliated Companies

During the fourth quarter of 2011, the Company sold its subsidiaries, Everest Canada and Premiere, to an affiliated company, Holdings Ireland.  Holdings Ireland is a direct subsidiary of Group, the Company’s ultimate parent.  The Company sold the subsidiaries to Holdings Ireland for $61,005 thousand, which was the book value of the subsidiaries as of September 30, 2011.

Index

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

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Expenses incurred	$78,398	$61,108	$62,740

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

18.  SEGMENT REPORTING

During the quarter ended September 30, 2011, the Company realigned its reporting segments to reflect recent changes in the type and volume of business written. The Company previously reported the results of Marine & Aviation, Surety, Accident and Health (“A&H”) Reinsurance and A&H Primary operations as a separate segment—Specialty Underwriting.  The A&H primary business, which is a relatively new line of business for the Company, has increased significantly, representing approximately 2% of premiums earned and is projected to continue to grow.  The A&H primary business is better aligned with the Insurance reporting segment based on the similarities of this business with those businesses already reflected in the Insurance segment.  The other operating units included in the Specialty Underwriting segment would have encompassed less than 8% of the Company’s premiums earned and their volume is projected to remain approximately 8%.  As a result of the size of these remaining operating units and their similarity to the business reported within U.S. Reinsurance, they have been reclassified to the U.S. Reinsurance segment.  There has been no change to the International reporting segment.  The Company has restated all segment information for prior years to conform to the new reporting segment structure.

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

U.S. Reinsurance	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Gross written premiums	$1,310,683	$1,346,830	$1,395,433
Net written premiums	659,692	688,524	773,615

Premiums earned	$722,384	$697,737	$777,704
Incurred losses and LAE	582,436	623,113	556,529
Commission and brokerage	168,606	156,026	169,327
Other underwriting expenses	44,776	39,290	42,510
Underwriting gain (loss)	$(73,434)	$(120,692)	$9,338

International	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Gross written premiums	$1,209,523	$1,242,609	$1,206,953
Net written premiums	550,732	615,064	641,359

Premiums earned	$572,466	$636,681	$626,295
Incurred losses and LAE	261,473	856,131	561,872
Commission and brokerage	124,552	142,273	136,166
Other underwriting expenses	29,294	27,307	27,646
Underwriting gain (loss)	$157,147	$(389,030)	$(99,389)

Insurance	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Gross written premiums	$1,049,184	$969,079	$865,371
Net written premiums	481,177	450,423	373,737

Premiums earned	$479,048	$459,437	$409,824
Incurred losses and LAE	405,835	398,359	359,049
Commission and brokerage	17,541	40,356	29,568
Other underwriting expenses	96,534	87,734	69,676
Underwriting gain (loss)	$(40,862)	$(67,012)	$(48,469)

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Underwriting gain (loss)	$42,851	$(576,734)	$(138,520)
Net investment income	306,145	312,933	350,344
Net realized capital gains (losses)	391,702	(41,116)	65,291
Corporate expense	(8,764)	(6,073)	(5,867)
Interest, fee and bond issue cost amortization expense	(50,746)	(50,763)	(54,553)
Other income (expense)	12,136	(11,745)	12,074
Income (loss) before taxes	$693,324	$(373,498)	$228,769

Index

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

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Canada	$148,529	$185,184	$186,861

Approximately 21.1%, 29.9% and 27.0% of the Company’s gross written premiums in 2012, 2011 and 2010, respectively, were sourced through the Company’s largest intermediary.

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

The Company subsequently sold both Premiere and the financial lines of business of Executive Risk to an affiliated company, Holdings Ireland in the fourth quarter of 2011.

Overall, the Company recorded $46,215 thousand of goodwill and $26,903 thousand of intangible assets related to these acquisitions, which are reported as part of other assets within the consolidated balance sheets.  Intangible assets of $7,417 thousand related to these acquisitions were subsequently sold as part of the sale of Premiere and the financial lines of business of Executive Risk to Holdings Ireland.  All remaining intangible assets recorded as part of these acquisitions will be amortized on a straight line basis over seven years, subject to recoverability tests.

20. SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events.  The Company does not have any subsequent events to report.

Index

21. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the periods indicated:

	2012
(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$857,191	$732,879	$1,010,883	$968,437
Net written premiums	427,379	339,432	458,866	465,924

Premiums earned	433,711	438,470	427,112	474,605
Net investment income	81,242	74,206	76,342	74,355
Net realized capital gains (losses)	176,141	82,589	95,943	37,029
Total claims and underwriting expenses	377,402	428,041	359,279	566,325
Net income (loss)	214,724	125,653	155,985	23,967

	2011
(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$886,399	$811,508	$923,180	$937,431
Net written premiums	460,083	410,002	439,835	444,093

Premiums earned	459,393	452,050	442,862	439,550
Net investment income	87,132	84,459	78,325	63,017
Net realized capital gains (losses)	40,476	(68,184)	(179,036)	165,628
Total claims and underwriting expenses	679,757	432,337	435,649	822,846
Net income (loss)	(97,533)	8,807	261	(114,356)

Index

SCHEDULE I – SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2012

Column A	Column B	Column C	Column D
			Amount
			Shown in
		Market	Balance
(Dollars in thousands)	Cost	Value	Sheet
Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$77,611	$78,190	$78,190
State, municipalities and political subdivisions	1,214,990	1,291,963	1,291,963
Foreign government securities	732,277	780,003	780,003
Foreign corporate securities	990,671	1,031,240	1,031,240
Public utilities	79,235	84,266	84,266
All other corporate bonds	1,447,997	1,499,221	1,499,221
Mortgage - backed securities
Commercial	45,157	52,624	52,624
Agency residential	672,724	683,722	683,722
Non-agency residential	1,933	2,329	2,329
Redeemable preferred stock	27,024	27,852	27,852
Total fixed maturities-available for sale	5,289,619	5,531,410	5,531,410
Fixed maturities - available for sale, at fair value(1)	41,068	41,470	41,470
Equity securities - available for sale, at market value	15	13	13
Equity securities - available for sale, at fair value(1)	1,035,179	1,199,848	1,199,848
Short-term investments	465,550	465,550	465,550
Other invested assets	420,744	420,744	420,744
Other invested assets, at fair value (1)	835,371	1,068,711	1,068,711
Cash	347,720	347,720	347,720

Total investments and cash	$8,435,266	$9,075,466	$9,075,466

(1) Original cost does not reflect adjustments, which have been realized through the statements of operations and comprehensive income.

Index

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS

	At December 31,
(Dollars and share amounts in thousands, except par value per share)	2012	2011
ASSETS:
Fixed maturities - available for sale, at market value	$13,327	$15,065
(amortized cost: 2012, $13,051; 2011, $15,103)
Equity securities - available for sale, at fair value	61,893	43,896
Other invested assets, at market value	12,943	12,943
Other invested assets, at fair value	1,068,711	817,352
Short-term investments	45,983	44,489
Cash	289	327
Total investments and cash	1,203,146	934,072
Investment in subsidiaries, at equity in the underlying net assets	3,068,916	2,763,172
Accrued investment income	165	244
Advances to affiliates	37,700	12,000
Income taxes recoverable	99,614	43,381
Other assets	25,908	28,617
TOTAL ASSETS	$4,435,449	$3,781,486

LIABILITIES:
5.4% Senior notes due 10/15/2014	$249,907	$249,858
6.6% Long term notes due 5/1/2067	238,357	238,354
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	4,781	4,781
Deferred tax liability	121,127	13,855
Due to subsidiaries	1,084	914
Other liabilities	11,690	2,434
Total liabilities	956,843	840,093

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2012 and 2011)	-	-
Additional paid-in capital	340,223	333,416
Accumulated other comprehensive income (loss), net of deferred income
tax expense (benefit) of $99,544 at 2012 and $94,118 at 2011	184,867	174,790
Retained earnings	2,953,516	2,433,187
Total stockholder's equity	3,478,606	2,941,393
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$4,435,449	$3,781,486

See notes to consolidated financial statements.

Index

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
REVENUES:
Net investment income	$21,526	$21,619	$15,436
Net realized capital gains (losses)	254,680	(1,789)	25,070
Other income (expense)	(371)	(191)	(227)
Net income (loss) of subsidiaries	377,963	(181,912)	245,753
Total revenues	653,798	(162,273)	286,032

EXPENSES:
Interest expense	50,685	50,736	54,496
Corporate expense	7,108	3,353	3,462
Total expenses	57,793	54,089	57,958

INCOME (LOSS) BEFORE TAXES	596,005	(216,362)	228,074
Income tax expense (benefit)	75,676	(13,541)	(37,323)

NET INCOME (LOSS)	$520,329	$(202,821)	$265,397

Other comprehensive income (loss), net of tax :
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	9,390	22,049	(51,265)
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	633	20,240	23,029
Total URA(D) on securities arising during the period	10,023	42,289	(28,236)
Foreign currency translation adjustments	7,030	(2,805)	27,039
Pension adjustments	(6,976)	(29,452)	(1,815)
Total other comprehensive income (loss), net of tax	10,077	10,032	(3,012)

COMPREHENSIVE INCOME (LOSS)	$530,406	$(192,789)	$262,385

See notes to consolidated financial statements.

Index

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$520,329	$(202,821)	$265,397
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (earnings) deficit of subsidiaries	(377,963)	181,912	(245,753)
Dividends received from subsidiaries	100,000	75,000	590,000
Increase (decrease) in accrued interest on debt and borrowings	-	(13)	(5,091)
Decrease (increase) in federal income tax recoverable	(56,234)	46,765	(26,913)
Decrease (increase) in deferred tax asset	107,163	(10,306)	4,889
Change in other assets and liabilities, net	(13,486)	(27,391)	5,232
Amortization of bond premium (accrual of bond discount)	303	80	571
Amortization of underwriting discount on senior notes	52	49	76
Net realized capital losses (gains)	(254,680)	1,789	(25,070)
Net cash provided by (used in) operating activities	25,484	65,064	563,338

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiaries	(11,102)	(19,051)	-
Proceeds from fixed maturities matured/called - available for sale, at market value	1,749	394	7,581
Proceeds from fixed maturities sold - available for sale, at market value	-	-	124,957
Proceeds from equity maturities sold - available for sale, at fair value	13,659	32,323	20,842
Cost of fixed maturities acquired - available for sale, at market value	-	(14,777)	(800)
Cost of equity securities acquired - available for sale, at fair value	(28,334)	-	(71,161)
Cost of other invested assets acquired, at fair value	-	(37,611)	(379,591)
Cost of business acquired	-	(55,000)	-
Net change in short-term investments	(1,494)	77,616	(115,056)
Net cash provided by (used in) investing activities	(25,522)	(16,106)	(413,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cost of senior notes maturing	-	-	(200,000)
Revolving credit borrowings	-	(50,000)	50,000
Net cash provided by (used in) financing activities	-	(50,000)	(150,000)

Net increase (decrease) in cash	(38)	(1,042)	110
Cash, beginning of period	327	1,369	1,259
Cash, end of period	$289	$327	$1,369

Non-cash financing transaction:
Non-cash contribution from parent	$6,807	$5,650	$6,582
Non-cash contribution to subsidiaries	(6,807)	(5,650)	(6,582)

See notes to consolidated financial statements.

Index

SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
		Reserve				Incurred
Geographic Area		for Losses				Loss and	Amortization
	Deferred	and Loss	Unearned		Net	Loss	of Deferred	Other	Net
	Acquisition	Adjustment	Premium	Premiums	Investment	Adjustment	Acquisition	Operating	Written
(Dollars in thousands)	Costs	Expenses	Reserves	Earned	Income	Expenses	Costs	Expenses	Premium
December 31, 2012
Domestic	$35,272	$6,263,961	$854,151	$1,201,432	$258,469	$988,271	$186,147	$141,310	$1,140,869
International	62,250	1,879,094	239,671	572,466	47,676	261,473	124,552	29,294	550,732
Total	$97,522	$8,143,055	$1,093,822	$1,773,898	$306,145	$1,249,744	$310,699	$170,604	$1,691,601

December 31, 2011
Domestic	$93,950	$6,099,606	$976,332	$1,157,174	$260,923	$1,021,472	$196,382	$127,024	$1,138,947
International	72,856	2,191,013	263,373	636,681	52,010	856,131	142,273	27,307	615,064
Total	$166,806	$8,290,619	$1,239,705	$1,793,855	$312,933	$1,877,603	$338,655	$154,331	$1,754,011

December 31, 2010
Domestic	$104,862	$5,944,708	$998,755	$1,187,528	$306,256	$915,578	$198,895	$112,186	$1,147,352
International	79,385	1,707,595	288,721	626,295	44,088	561,872	136,166	27,646	641,359
Total	$184,247	$7,652,303	$1,287,476	$1,813,823	$350,344	$1,477,450	$335,061	$139,832	$1,788,711

Index

SCHEDULE IV – REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed
	Gross	Other	from Other	Net	Assumed
(Dollars in thousands)	Amount	Companies	Companies	Amount	to Net

December 31, 2012
Total property and liability
insurance premiums earned	$1,032,576	$1,946,199	$2,687,521	$1,773,898	151.5%

December 31, 2011
Total property and liability
insurance premiums earned	$867,340	$1,808,250	$2,734,765	$1,793,855	152.5%

December 31, 2010
Total property and liability
insurance premiums earned	$823,734	$1,612,615	$2,602,704	$1,813,823	143.5%