Form 10-Q
period 2013-03-31
EVEREST REINSURANCE HOLDINGS INC
filed 2013-05-15
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2013	Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3263609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer		Accelerated filer
Non-accelerated filer	X	Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At May 1, 2013
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

Part I

ITEM  1.  FINANCIAL STATEMENTS

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands, except par value per share)	2013	2012
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$5,611,463	$5,531,410
(amortized cost: 2013, $5,380,387; 2012, $5,289,619)
Fixed maturities - available for sale, at fair value	36,127	41,470
Equity securities - available for sale, at market value (cost: 2013, $15; 2012, $15)	15	13
Equity securities - available for sale, at fair value	1,330,699	1,199,848
Short-term investments	381,790	465,550
Other invested assets (cost: 2013, $404,149; 2012, $420,744)	404,149	420,744
Other invested assets, at fair value	1,262,235	1,068,711
Cash	343,955	347,720
Total investments and cash	9,370,433	9,075,466
Accrued investment income	56,641	54,914
Premiums receivable	1,051,518	1,001,267
Reinsurance receivables - unaffiliated	711,288	650,261
Reinsurance receivables - affiliated	2,935,096	2,976,992
Funds held by reinsureds	161,880	161,694
Deferred acquisition costs	97,517	97,522
Prepaid reinsurance premiums	573,287	557,460
Deferred tax asset	119,104	214,175
Income taxes recoverable	31,187	61,244
Other assets	238,115	236,955
TOTAL ASSETS	$15,346,066	$15,087,950

LIABILITIES:
Reserve for losses and loss adjustment expenses	$7,945,043	$8,143,055
Unearned premium reserve	1,135,992	1,093,822
Funds held under reinsurance treaties	84,558	90,079
Losses in the course of payment	341,923	179,774
Commission reserves	33,198	39,324
Other net payable to reinsurers	895,719	900,794
5.4% Senior notes due 10/15/2014	249,919	249,907
6.6% Long term notes due 5/1/2067	238,358	238,357
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	12,092	4,781
Unsettled securities payable	35,004	48,830
Other liabilities	290,162	290,724
Total liabilities	11,591,865	11,609,344

Commitments and Contingencies (Note 6)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2013 and 2012)	-	-
Additional paid-in capital	343,381	340,223
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $92,429 at 2013 and $99,544 at 2012	171,653	184,867
Retained earnings	3,239,167	2,953,516
Total stockholder's equity	3,754,201	3,478,606
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$15,346,066	$15,087,950

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
	(unaudited)
REVENUES:
Premiums earned	$448,006	$433,711
Net investment income	76,869	81,242
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	-	(5,674)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-
Other net realized capital gains (losses)	309,806	181,815
Total net realized capital gains (losses)	309,806	176,141
Other income (expense)	(9,661)	(6,254)
Total revenues	825,020	684,840

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	268,641	250,397
Commission, brokerage, taxes and fees	68,122	87,491
Other underwriting expenses	43,522	39,514
Corporate expenses	1,772	1,566
Interest, fee and bond issue cost amortization expense	12,616	12,696
Total claims and expenses	394,673	391,664

INCOME (LOSS) BEFORE TAXES	430,347	293,176
Income tax expense (benefit)	144,696	78,452

NET INCOME (LOSS)	$285,651	$214,724

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(5,606)	6,411
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	(1,358)	2,713
Total URA(D) on securities arising during the period	(6,964)	9,124
Foreign currency translation adjustments	(7,596)	5,297
Pension adjustments	1,346	984
Total other comprehensive income (loss), net of tax	(13,214)	15,405

COMPREHENSIVE INCOME (LOSS)	$272,437	$230,129

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY

	Three Months Ended
	March 31,
(Dollars in thousands, except share amounts)	2013	2012
	(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000
Balance, end of period	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$340,223	$333,416
Share-based compensation plans	3,158	1,626
Balance, end of period	343,381	335,042

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	184,867	174,790
Net increase (decrease) during the period	(13,214)	15,405
Balance, end of period	171,653	190,195

RETAINED EARNINGS:
Balance, beginning of period	2,953,516	2,433,187
Net income (loss)	285,651	214,724
Balance, end of period	3,239,167	2,647,911

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$3,754,201	$3,173,148

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$285,651	$214,724
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(51,555)	37,206
Decrease (increase) in funds held by reinsureds, net	(6,122)	(40,354)
Decrease (increase) in reinsurance receivables	(22,142)	7,668
Decrease (increase) in current income taxes	29,912	(898)
Decrease (increase) in deferred tax asset	102,187	74,674
Decrease (increase) in prepaid reinsurance premiums	(16,378)	4,536
Increase (decrease) in reserve for losses and loss adjustment expenses	(176,428)	(165,989)
Increase (decrease) in unearned premiums	43,947	(10,324)
Increase (decrease) in other net payable to reinsurers	(4,619)	4,105
Increase (decrease) in losses in course of payment	162,432	37,901
Change in equity adjustments in limited partnerships	(11,220)	(11,285)
Change in other assets and liabilities, net	12,988	6,481
Non-cash compensation expense	2,173	1,616
Amortization of bond premium (accrual of bond discount)	6,563	4,274
Amortization of underwriting discount on senior notes	13	13
Net realized capital (gains) losses	(309,806)	(176,141)
Net cash provided by (used in) operating activities	47,596	(11,793)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	298,241	202,187
Proceeds from fixed maturities matured/called - available for sale, at fair value	3,000	-
Proceeds from fixed maturities sold - available for sale, at market value	166,934	84,136
Proceeds from fixed maturities sold - available for sale, at fair value	3,664	59,281
Proceeds from equity securities sold - available for sale, at fair value	103,828	239,540
Distributions from other invested assets	32,477	5,861
Cost of fixed maturities acquired - available for sale, at market value	(586,523)	(292,848)
Cost of fixed maturities acquired - available for sale, at fair value	(1,295)	(3,124)
Cost of equity securities acquired - available for sale, at fair value	(120,527)	(105,214)
Cost of other invested assets acquired	(4,661)	(11,636)
Net change in short-term investments	83,622	(222,137)
Net change in unsettled securities transactions	(17,558)	29,769
Net cash provided by (used in) investing activities	(38,798)	(14,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	985	10
Revolving credit borrowings	-	-
Net cash provided by (used in) financing activities	985	10

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(13,548)	22,448

Net increase (decrease) in cash	(3,765)	(3,520)
Cash, beginning of period	347,720	348,267
Cash, end of period	$343,955	$344,747

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$862	$4,625
Interest paid	5,136	5,217

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2013 and 2012

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

2. BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three months ended March 31, 2013 and 2012 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2012 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2012, 2011 and 2010 included in the Company’s most recent Form 10-K filing.

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

Presentation of Comprehensive Income. In June 2011, FASB issued amendments to existing guidance to provide two alternatives for the presentation of comprehensive income. Components of net income and comprehensive income can either be presented within a single, continuous financial statement or be presented in two separate but consecutive financial statements.  The Company has chosen to present the components of net income and comprehensive income in a single, continuous financial statement.  The guidance is effective for reporting periods beginning after December 15, 2011.  The Company implemented this guidance as of January 1, 2012.  In February, 2013, the FASB issued an additional amendment for the presentation of amounts reclassified out of accumulated other comprehensive income by component.  The Company implemented the proposed guidance as of January 1, 2013.

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

Treatment of Insurance Contract Acquisition Costs. In October 2010, the FASB issued authoritative guidance for the accounting for costs associated with acquiring or renewing insurance contracts.  The guidance identifies the incremental direct costs of contract acquisition and costs directly related to acquisition activities that should be capitalized.  This guidance is effective for reporting periods beginning after December 15, 2011.  The Company implemented this guidance as of January 1, 2012 and determined that $7,215 thousand of previously deferrable acquisition costs would be expensed during 2012 and 2013, including $5,818 thousand and $942 thousand expensed during 2012 and in the three months ended March 31, 2013, respectively.

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At March 31, 2013
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$75,235	$1,398	$(696)	$75,937
Obligations of U.S. states and political subdivisions	1,100,226	71,375	(2,062)	1,169,539
Corporate securities	1,593,973	62,251	(4,353)	1,651,871
Asset-backed securities	46,837	2,290	-	49,127
Mortgage-backed securities
Commercial	45,094	7,165	-	52,259
Agency residential	757,378	11,916	(4,678)	764,616
Non-agency residential	1,324	172	(23)	1,473
Foreign government securities	720,011	50,070	(3,580)	766,501
Foreign corporate securities	1,040,309	45,837	(6,006)	1,080,140
Total fixed maturity securities	$5,380,387	$252,474	$(21,398)	$5,611,463
Equity securities	$15	$-	$-	$15

	At December 31, 2012
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$77,611	$1,448	$(869)	$78,190
Obligations of U.S. states and political subdivisions	1,214,990	78,096	(1,123)	1,291,963
Corporate securities	1,510,186	61,137	(6,471)	1,564,852
Asset-backed securities	44,070	2,417	-	46,487
Mortgage-backed securities
Commercial	45,157	7,534	(67)	52,624
Agency residential	672,724	12,722	(1,724)	683,722
Non-agency residential	1,933	429	(33)	2,329
Foreign government securities	732,277	51,461	(3,735)	780,003
Foreign corporate securities	990,671	46,850	(6,281)	1,031,240
Total fixed maturity securities	$5,289,619	$262,094	$(20,303)	$5,531,410
Equity securities	$15	$-	$(2)	$13

The $766,501 thousand of foreign government securities at March 31, 2013 included $90,168 thousand of European sovereign securities.  Approximately 51.5%, 13.7%, 11.6%, 7.1% and 5.3% of European Sovereign Securities represented securities held in the governments of France, the United Kingdom, Sweden, the Netherlands and Austria, respectively.  No other countries represented more than 5% of the European sovereign securities.  The Company held no sovereign securities of Portugal, Italy, Ireland, Greece or Spain at March 31, 2013.

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings into accumulated other comprehensive income (loss), on April 1, 2009.  The table below presents the pre-tax cumulative unrealized appreciation (depreciation) on those corporate securities, for the periods indicated:

(Dollars in thousands)	At March 31, 2013	At December 31, 2012
Pre-tax cumulative unrealized appreciation (depreciation)	$302	$399

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity. Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At March 31, 2013		At December 31, 2012
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$303,216	$303,754	$329,474	$330,149
Due after one year through five years	2,537,939	2,631,420	2,380,093	2,462,430
Due after five years through ten years	959,270	1,006,214	1,008,653	1,064,579
Due after ten years	729,329	802,600	807,515	889,090
Asset-backed securities	46,837	49,127	44,070	46,487
Mortgage-backed securities
Commercial	45,094	52,259	45,157	52,624
Agency residential	757,378	764,616	672,724	683,722
Non-agency residential	1,324	1,473	1,933	2,329
Total fixed maturity securities	$5,380,387	$5,611,463	$5,289,619	$5,531,410

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(10,618)	$14,055
Fixed maturity securities, other-than-temporary impairment	(97)	(20)
Equity securities	1	2
Change in unrealized appreciation (depreciation), pre-tax	(10,714)	14,037
Deferred tax benefit (expense)	3,716	(4,920)
Deferred tax benefit (expense), other-than-temporary impairment	34	7
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$(6,964)	$9,124

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at March 31, 2013 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$5,333	$(19)	$6,030	$(677)	$11,363	$(696)
Obligations of U.S. states and political subdivisions	67,022	(2,007)	4,930	(55)	71,952	(2,062)
Corporate securities	112,551	(946)	53,848	(3,407)	166,399	(4,353)
Asset-backed securities	-	-	-	-	-	-
Mortgage-backed securities
Commercial	-	-	-	-	-	-
Agency residential	322,361	(3,902)	70,171	(776)	392,532	(4,678)
Non-agency residential	-	-	411	(23)	411	(23)
Foreign government securities	7,849	(111)	34,454	(3,469)	42,303	(3,580)
Foreign corporate securities	80,003	(755)	74,027	(5,251)	154,030	(6,006)
Total fixed maturity securities	$595,119	$(7,740)	$243,871	$(13,658)	$838,990	$(21,398)
Equity securities	-	-	15	-	15	-
Total	$595,119	$(7,740)	$243,886	$(13,658)	$839,005	$(21,398)

	Duration of Unrealized Loss at March 31, 2013 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$845	$(4)	$20,952	$(3,170)	$21,797	$(3,174)
Due in one year through five years	148,957	(1,065)	103,911	(8,230)	252,868	(9,295)
Due in five years through ten years	48,859	(661)	30,786	(961)	79,645	(1,622)
Due after ten years	74,097	(2,108)	17,640	(498)	91,737	(2,606)
Asset-backed securities	-	-	-	-	-	-
Mortgage-backed securities	322,361	(3,902)	70,582	(799)	392,943	(4,701)
Total fixed maturity securities	$595,119	$(7,740)	$243,871	$(13,658)	$838,990	$(21,398)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at March 31, 2013 were $839,005 thousand and $21,398 thousand, respectively.  There were no unrealized losses on a single issuer that exceeded 0.03% of the market value of the fixed maturity securities at March 31, 2013.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $7,740 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were  primarily comprised of agency residential mortgage-backed securities and state and municipal securities.  Of these unrealized losses, $6,819 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $13,658 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities as well as foreign government securities.  Of these unrealized losses, $12,805 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses were mainly comprised of corporate securities, with the majority representing floating interest rate bank loan securities.  The gross unrealized depreciation for mortgage-backed securities included $23 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

Other invested assets, at fair value, is comprised of common shares of the Company’s ultimate parent, Group.  At March 31, 2013, the Company held 9,719,971 shares of Group representing 16.3% of the total outstanding shares.

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Fixed maturities	$53,899	$54,821
Equity securities	7,731	10,305
Short-term investments and cash	266	128
Other invested assets
Limited partnerships	11,348	11,612
Dividends from Parent's shares	4,666	4,666
Other	2,320	1,518
Gross investment income before adjustments	80,230	83,050
Funds held interest income (expense)	2,418	1,948
Gross investment income	82,648	84,998
Investment expenses	(5,779)	(3,756)
Net investment income	$76,869	$81,242

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

The Company had contractual commitments to invest up to an additional $66,345 thousand in limited partnerships at March 31, 2013.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2016.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Fixed maturity securities, market value:
Other-than-temporary impairments	$-	$(5,674)
Gains (losses) from sales	2,089	1,501
Fixed maturity securities, fair value:
Gain (losses) from sales	(58)	5,207
Gains (losses) from fair value adjustments	84	3,031
Equity securities, market value:
Gains (losses) from sales	-	-
Equity securities, fair value:
Gains (losses) from sales	8,083	22,317
Gains (losses) from fair value adjustments	106,069	67,820
Other invested assets, fair value:
Gains (losses) from fair value adjustments	193,525	81,939
Short-term investment gains (losses)	14	-
Total net realized capital gains (losses)	$309,806	$176,141

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Proceeds from sales of fixed maturity securities	$170,598	$143,417
Gross gains from sales	3,811	8,988
Gross losses from sales	(1,780)	(2,280)

Proceeds from sales of equity securities	$103,828	$239,540
Gross gains from sales	8,869	26,826
Gross losses from sales	(786)	(4,509)

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.   No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at March 31, 2013 and December 31, 2012.

The Company internally manages a small public equity portfolio which had a fair value at March 31, 2013 of $75,956 thousand and all prices were obtained from publically published sources.

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

As of March 31, 2013 and December 31, 2012, all Level 3 fixed maturity securities, were priced using single non-binding broker quotes since prices for these securities were not provided by normal pricing service companies.  The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes.  The prices received from brokers are reviewed for reasonableness by the third party asset managers and the Company.

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

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$75,937	$-	$75,937	$-
Obligations of U.S. States and political subdivisions	1,169,539	-	1,169,539	-
Corporate securities	1,651,871	-	1,651,871	-
Asset-backed securities	49,127	-	44,441	4,686
Mortgage-backed securities
Commercial	52,259	-	52,259	-
Agency residential	764,616	-	764,616	-
Non-agency residential	1,473	-	1,468	5
Foreign government securities	766,501	-	766,501	-
Foreign corporate securities	1,080,140	-	1,078,348	1,792
Total fixed maturities, market value	5,611,463	-	5,604,980	6,483

Fixed maturities, fair value	36,127	-	36,127	-
Equity securities, market value	15	15	-	-
Equity securities, fair value	1,330,699	1,192,549	138,150	-
Other invested assets, fair value	1,262,235	1,262,235	-	-

There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2013.

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

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended March 31, 2013					Three Months Ended March 31, 2012
	Asset-backed	Foreign	Non-agency	Agency		Asset-backed	Foreign	Non-agency
(Dollars in thousands)	Securities	Corporate	RMBS	RMBS	Total	Securities	Corporate	RMBS	Total
Beginning balance	$4,849	$11,421	$5	$29,398	$45,673	$16,046	$2,536	$7	$18,589
Total gains or (losses) (realized/unrealized)
Included in earnings	(99)	(2)	-	-	(101)	55	(3)	1	53
Included in other comprehensive income (loss)	(190)	(124)	-	-	(314)	332	125	(1)	456
Purchases, issuances and settlements	126	750	-	-	876	2,675	2,461	(1)	5,135
Transfers in and/or (out) of Level 3	-	(10,253)	-	(29,398)	(39,651)	(6,352)	-	-	(6,352)
Ending balance	$4,686	$1,792	$5	$-	$6,483	$12,756	$5,119	$6	$17,881

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-	$-

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

(Dollars in thousands)	At March 31, 2013	At December 31, 2012
	$144,524	$144,628

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

(Dollars in thousands)	At March 31, 2013	At December 31, 2012
	$28,897	$29,132

7.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012

Net income (loss)	$285,651	$214,724
Other comprehensive income (loss), before tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period
URA(D) of investments - temporary	(8,528)	9,884
URA(D) of investments - non-credit OTTI	(97)	(20)
URA(D) on securities arising during the period	(8,625)	9,864
Reclassification adjustment for realized losses (gains) included in net income (loss)	(2,089)	4,173
Total URA(D) on securities arising during the period	(10,714)	14,037
Foreign currency translation adjustments	(11,686)	8,149
Reclassification adjustment for benefit plan amortization included in net income (loss)	2,070	1,513
Total other comprehensive income (loss), before tax	(20,330)	23,699

Income tax benefit (expense) related to items of other comprehensive income (loss):
Tax benefit (expense) on URA(D) arising during the period
Tax benefit (expense) on URA(D) of investments - temporary	2,985	(3,460)
Tax benefit (expense) on URA(D) of investments - non-credit OTTI	34	7
Tax benefit (expense) on URA(D) on securities arising during the period	3,019	(3,453)
Reclassification of tax expense (benefit) on realized losses (gains) included in net income (loss)	731	(1,460)
Total tax benefit (expense) from URA(D) arising during the period	3,750	(4,913)
Tax benefit (expense) from foreign currency translation	4,090	(2,852)
Reclassification of tax expense (benefit) on benefit plan amortization included in net income (loss)	(724)	(529)
Total income tax benefit (expense) related to items of other comprehensive income (loss):	7,116	(8,294)
Other comprehensive income (loss), net of tax	(13,214)	15,405
Comprehensive income (loss)	$272,437	$230,129

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	At March 31,	At December 31,
(Dollars in thousands)	2013	2012

Beginning balance of URA (D) on securities	$157,163	$147,140
Current period change in URA (D) of investments - temporary	(6,901)	10,177
Current period change in URA (D) of investments - non-credit OTTI	(63)	(154)
Ending balance of URA (D) on securities	150,199	157,163

Beginning balance of foreign currency translation adjustments	90,215	83,185
Current period change in foreign currency translation adjustments	(7,596)	7,030
Ending balance of foreign currency translation adjustments	82,619	90,215

Beginning balance of benefit plans	(62,511)	(55,535)
Current period change in benefit plans	1,346	(6,976)
Ending balance of benefit plans	(61,165)	(62,511)

Ending balance of accumulated other comprehensive income (loss)	$171,653	$184,867

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875,000 thousand plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010, which at March 31, 2013, was $2,016,650 thousand.  As of March 31, 2013, the Company was in compliance with all Holdings Credit Facility covenants.

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At March 31, 2013				At December 31, 2012
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$150,000	$-			$150,000	$-
Total revolving credit borrowings		-				-
Total letters of credit		1,551		12/31/2013		1,551		12/31/2013

Total Citibank Holdings Credit Facility	$150,000	$1,551			$150,000	$1,551

The following table presents the costs incurred in connection with the Holdings Credit Facility for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Credit facility fees incurred	$65	$167

9.  TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to a non-affiliated ceding company.  At March 31, 2013, the total amount on deposit in the trust account was $140,525 thousand.

10.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				March 31, 2013		December 31, 2012
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$249,919	$265,768	$249,907	$266,390

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Interest expense incurred	$3,387	$3,387

11.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		March 31, 2013		December 31, 2012
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,358	$243,304	$238,357	$242,138

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Interest expense incurred	$3,937	$3,937

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

				March 31, 2013		December 31, 2012
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Amount Issued	Sheet Amount	Fair Value	Sheet Amount	Fair Value
6.20% Junior subordinated debt securities	03/29/2004	03/29/2034	$329,897	$329,897	$330,793	$329,897	$333,225

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

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Interest expense incurred	$5,113	$5,113

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

13.  SEGMENT REPORTING

The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and Accident and Health (“A&H”) business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada, Singapore and through offices in Brazil, Miami and New Jersey.  The Insurance operation writes property and casualty insurance, including medical stop loss insurance, directly and through general agents, brokers and surplus lines brokers within the U.S. and Canada.

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

	Three Months Ended
U.S. Reinsurance	March 31,
(Dollars in thousands)	2013	2012
Gross written premiums	$434,791	$369,481
Net written premiums	217,623	187,225

Premiums earned	$196,945	$183,867
Incurred losses and LAE	101,194	109,749
Commission and brokerage	38,130	45,177
Other underwriting expenses	10,534	10,754
Underwriting gain (loss)	$47,087	$18,187

	Three Months Ended
International	March 31,
(Dollars in thousands)	2013	2012
Gross written premiums	$300,399	$280,461
Net written premiums	133,789	136,329

Premiums earned	$141,893	$147,793
Incurred losses and LAE	82,083	64,640
Commission and brokerage	28,107	31,762
Other underwriting expenses	7,930	6,740
Underwriting gain (loss)	$23,773	$44,651

	Three Months Ended
Insurance	March 31,
(Dollars in thousands)	2013	2012
Gross written premiums	$248,556	$207,249
Net written premiums	124,755	103,825

Premiums earned	$109,168	$102,051
Incurred losses and LAE	85,364	76,008
Commission and brokerage	1,885	10,552
Other underwriting expenses	25,058	22,020
Underwriting gain (loss)	$(3,139)	$(6,529)

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Underwriting gain (loss)	$67,721	$56,309
Net investment income	76,869	81,242
Net realized capital gains (losses)	309,806	176,141
Corporate expense	(1,772)	(1,566)
Interest, fee and bond issue cost amortization expense	(12,616)	(12,696)
Other income (expense)	(9,661)	(6,254)
Income (loss) before taxes	$430,347	$293,176

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Canada	$40,146	$47,440

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

Common Shares
Authorized for
Amendment Date	Repurchase
(Dollars in thousands)

09/21/2004	5,000,000
07/21/2008	5,000,000
02/24/2010	5,000,000
02/22/2012	5,000,000
20,000,000

As of March 31, 2013, Holdings held 9,719,971 common shares of Group, which it had purchased in the open market between February 1, 2007 and March 8, 2011.  The table below represents the total purchase price for these common shares purchased.

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Dividends received	$4,666	$4,666

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

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Expenses incurred	$18,555	$18,134

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada for the periods indicated:

	Three Months Ended
Bermuda Re	March 31,
(Dollars in thousands)	2013	2012
Ceded written premiums	$477,131	$399,068
Ceded earned premiums	454,382	398,032
Ceded losses and LAE (a)	231,531	256,375

	Three Months Ended
Everest International	March 31,
(Dollars in thousands)	2013	2012
Ceded written premiums	$(135)	$255
Ceded earned premiums	61	1,092
Ceded losses and LAE	40	(2,099)

	Three Months Ended
Everest Canada	March 31,
(Dollars in thousands)	2013	2012
Assumed written premiums	$2,838	$3,167
Assumed earned premiums	3,770	3,852
Assumed losses and LAE	2,226	2,311

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

16. SUBSEQUENT EVENTS

The Company has announced that on May 24, 2013, it will redeem at par value the $329,897 thousand of 6.2% junior subordinated debt securities that were due to mature on May 29, 2034.  Available funds primarily will be used for the redemption.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended		Percentage
	March 31,		Increase/
(Dollars in millions)	2013	2012	(Decrease)
Gross written premiums	$983.7	$857.2	14.8%
Net written premiums	476.2	427.4	11.4%

REVENUES:
Premiums earned	$448.0	$433.7	3.3%
Net investment income	76.9	81.2	-5.4%
Net realized capital gains (losses)	309.8	176.1	75.9%
Other income (expense)	(9.7)	(6.3)	54.5%
Total revenues	825.0	684.8	20.5%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	268.6	250.4	7.3%
Commission, brokerage, taxes and fees	68.1	87.5	-22.1%
Other underwriting expenses	43.5	39.5	10.1%
Corporate expense	1.8	1.6	13.2%
Interest, fee and bond issue cost amortization expense	12.6	12.7	-0.6%
Total claims and expenses	394.7	391.7	0.8%

INCOME (LOSS) BEFORE TAXES	430.3	293.2	46.8%
Income tax expense (benefit)	144.7	78.5	84.4%
NET INCOME (LOSS)	$285.7	$214.7	33.0%

RATIOS:			Point Change
Loss ratio	60.0%	57.7%	2.3
Commission and brokerage ratio	15.2%	20.2%	(5.0)
Other underwriting expense ratio	9.7%	9.1%	0.6
Combined ratio	84.9%	87.0%	(2.1)

	At	At	Percentage
	March 31,	December 31,	Increase/
(Dollars in millions)	2013	2012	(Decrease)
Balance sheet data:
Total investments and cash	$9,370.4	$9,075.5	3.3%
Total assets	15,346.1	15,088.0	1.7%
Loss and loss adjustment expense reserves	7,945.0	8,143.1	-2.4%
Total debt	818.2	818.2	0.0%
Total liabilities	11,591.9	11,609.3	-0.2%
Stockholder's equity	3,754.2	3,478.6	7.9%

(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by 14.8% to $983.7 million for the three months ended March 31, 2013 compared to $857.2 million for the three months ended March 31, 2012, reflecting an $85.2 million increase in our reinsurance business and a $41.3 million increase in our insurance business.  The increase in reinsurance premiums was primarily due to new business, increased participations on existing business and higher original rates on subject business.  The increase in insurance premiums was primarily due to the growth in California workers compensation, crop and non-standard auto business.  Net written premiums increased by 11.4% to $476.2 million for the three months ended March 31, 2013 compared to $427.4 million for the three months ended March 31, 2012, which is consistent with the increase in gross written premiums.  Premiums earned increased by 3.3% to $448.0 million for the three months ended March 31, 2013 compared to $433.7 million for the three months ended March 31, 2012.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income decreased by 5.4% to $76.9 million for the three months ended March 31, 2013 compared with net investment income of $81.2 million for the three months ended March 31, 2012.  Net pre-tax investment income, as a percentage of average invested assets was 3.7% for the three months ended March 31, 2013 compared to 4.0% for the three months ended March 31, 2012.  The decline in income and yield was primarily the result of lower reinvestment rates for the fixed income portfolios, and decreased dividend income from equity investments, due to the partial liquidation of some mutual funds.

Net Realized Capital Gains (Losses). Net realized capital gains were $309.8 million and $176.1 million for the three months ended March 31, 2013 and 2012, respectively.  Of the $309.8 million, there were $299.7 million of gains from fair value re-measurements and $10.1 million of net realized capital gains from sales on our fixed maturity and equity securities.  The net realized capital gains of $176.1 million for the three months ended March 31, 2012 were the result of $152.8 million of gains from fair value re-measurements and $29.0 million of net realized capital gains from sales on our fixed maturity and equity securities, partially offset by $5.7 million of other-than-temporary impairments on our available for sale fixed maturity securities.

Other Income (Expense).  We recorded other expense of $9.7 million and $6.3 million for the three months ended March 31, 2013 and 2012, respectively.  The changes were primarily due to fluctuations in currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$255.9	57.2%		$(1.6)	-0.4%		$254.3	56.8%
Catastrophes	-	0.0%		14.3	3.2%		14.3	3.2%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$255.9	57.2%		$12.7	2.8%		$268.6	60.0%

2012
Attritional	$235.4	54.2%		$1.8	0.4%		$237.2	54.6%
Catastrophes	15.0	3.5%		(1.9)	-0.4%		13.1	3.1%
A&E	-	0.0%		0.1	0.0%		0.1	0.0%
Total segment	$250.4	57.7%		$-	0.0%		$250.4	57.7%

Variance 2013/2012
Attritional	$20.5	3.0	pts	$(3.4)	(0.8)	pts	$17.1	2.2	pts
Catastrophes	(15.0)	(3.5)	pts	16.2	3.6	pts	1.2	0.1	pts
A&E	-	-	pts	(0.1)	-	pts	(0.1)	-	pts
Total segment	$5.5	(0.5)	pts	$12.7	2.8	pts	$18.2	2.3	pts

(a) Attritional losses exclude catastrophe and Asbestos and Environmental ("A&E") losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 7.3% to $268.6 million for the three months ended March 31, 2013 compared to $250.4 million for the three months ended March 31, 2012, representing 2.3 loss ratio points.  The increase was mainly due to increased premiums in 2013 and prior year development on Superstorm

Sandy.  Current year catastrophe losses were lower by $15.0 million, or 3.5 points, period over period.  There were no current year catastrophe losses for the three months ended March 31, 2013.  The $15.0 million of current year catastrophe losses for the three months ended March 31, 2012 related to U.S. storms.  Current year attritional losses increased $20.5 million, representing 3.0 loss ratio points, due to increased premiums, the impact of changes in our affiliated quota share agreements and the effect of fluctuations in foreign currency.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees decreased by 22.1% to $68.1 million for the three months ended March 31, 2013 compared to $87.5 million for the three months ended March 31, 2012.  The three months ended March 31, 2013 decrease is due primarily to an increase in excess of loss business which carries a lower commission than pro rata business, and growth in crop insurance on a direct distribution basis, which has lower acquisition costs.

Other Underwriting Expenses.  Other underwriting expenses were $43.5 million and $39.5 million for the three months ended March 31, 2013 and 2012, respectively.  The increase in other underwriting expense was mainly due to higher compensation expenses.

Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $1.8 million and $1.6 million for the three months ended March 31, 2013 and 2012, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $12.6 million and $12.7 million for the three months ended March 31, 2013 and 2012, respectively.

Income Tax Expense (Benefit).  Income tax expense was $144.7 million and $78.5 million for the three months ended March 31, 2013 and 2012, respectively.  Our income tax is primarily a function of the statutory tax rates coupled with the impact from tax-preferenced investment income.  Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income.  The increases in tax expense were mainly due to the increase in taxable income resulting from higher underwriting income and net capital gains in 2013.  The 2012 income tax expense also reflects tax benefit of $12.4 million realized due to corrections of understatement in the deferred tax asset account.

Net Income (Loss).
Our net income was $285.7 million and $214.7 million for the three months ended March 31, 2013 and 2012, respectively.  The increase was primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio decreased by 2.1 points to 84.9% for the three months ended March 31, 2013 compared to 87.0% for the three months ended March 31, 2012.  The loss ratio component increased 2.3 points for the three months ended March 31, 2013 over the same period last year due mainly to the impact of changes in our affiliated quota share agreements and the effect of fluctuations in foreign currency.  The commission and brokerage ratio component decreased 5.0 points over the same period last year due to an increase in excess of loss business which carries a lower commission than pro rata business, and growth in crop insurance on a direct distribution basis, which has lower acquisition costs.  The other underwriting expense ratio component increased slightly from the same period last year due to higher compensation costs.

Stockholder's Equity.
Stockholder's equity increased by $275.6 million to $3,754.2 million at March 31, 2013 from $3,478.6 million at December 31, 2012, principally as a result of $285.7 million of net income, $3.2 million of share-based compensation transactions and $1.3 million of net benefit plan obligation adjustments, partially offset by $7.6 million of net foreign currency translation adjustments and $7.0 million of net unrealized depreciation on investments.

Consolidated Investment Results

Net Investment Income.
Net investment income decreased 5.4% to $76.9 million for the three months ended March 31, 2013 compared to $81.2 million for the three months ended March 31, 2012.  The decrease was primarily due to a decline in income from our fixed maturities, reflective of declining reinvestment rates, and equities, due to the partial liquidation of some mutual funds.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in millions)	2013	2012
Fixed maturities	$54.0	$54.8
Equity securities	7.7	10.3
Short-term investments and cash	0.3	0.1
Other invested assets
Limited partnerships	11.3	11.6
Dividend from Parent	4.7	4.7
Other	2.3	1.5
Gross investment income before adjustments	80.2	83.1
Funds held interest income (expense)	2.4	1.9
Future policy benefit reserve income (expense)	-	-
Gross investment income	82.6	85.0
Investment expenses	(5.8)	(3.8)
Net investment income	$76.9	$81.2

(Some amounts may not reconcile due to rounding)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	March 31,	December 31,
	2013	2012
Imbedded pre-tax yield of cash and invested assets	3.3%	3.4%
Imbedded after-tax yield of cash and invested assets	2.4%	2.4%

	Three Months Ended
	March 31,
	2013	2012
Annualized pre-tax yield on average cash and invested assets	3.7%	4.0%
Annualized after-tax yield on average cash and invested assets	2.6%	2.9%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2013	2012	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$3.7	$3.6	$0.1
Losses	(1.6)	(2.1)	0.5
Total	2.1	1.5	0.6

Fixed maturity securities, fair value
Gains	0.1	5.4	(5.3)
Losses	(0.2)	(0.2)	-
Total	(0.1)	5.2	(5.3)

Equity securities, fair value
Gains	8.9	26.8	(17.9)
Losses	(0.8)	(4.5)	3.7
Total	8.1	22.3	(14.2)

Total net realized gains (losses) from sales
Gains	12.7	35.8	(23.1)
Losses	(2.6)	(6.8)	4.2
Total	10.1	29.0	(18.9)

Other than temporary impairments:	-	(5.7)	5.7

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	0.1	3.0	(2.9)
Equity securities, fair value	106.1	67.8	38.3
Other invested assets, fair value	193.5	81.9	111.6
Total	299.7	152.8	146.9

Total net realized gains (losses)	$309.8	$176.1	$133.7

(Some amounts may not reconcile due to rounding)

Net realized capital gains were $309.8 million and $176.1 million for the three months ended March 31, 2013 and 2012, respectively.  For the three months ended March 31, 2013, we recorded $299.7 million of gains due to fair value re-measurements on fixed maturity, equity securities and other invested assets and $10.1 million of net realized capital gains from sales of fixed maturity and equity securities.  The fixed maturity and equity sales for the three months ended March 31, 2013 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.  For the three months ended March 31, 2012, we recorded $152.8 million of gains due to fair value re-measurements on fixed maturity and equity securities and other invested assets and $29.0 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $5.7 million of other-than-temporary impairments on fixed maturity securities.

Segment Results.
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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2013	2012	Variance	% Change
Gross written premiums	$434.8	$369.5	$65.3	17.7%
Net written premiums	217.6	187.2	30.4	16.2%

Premiums earned	$196.9	$183.9	$13.1	7.1%
Incurred losses and LAE	101.2	109.7	(8.6)	-7.8%
Commission and brokerage	38.1	45.2	(7.0)	-15.6%
Other underwriting expenses	10.5	10.8	(0.2)	-2.0%
Underwriting gain (loss)	$47.1	$18.2	$28.9	158.9%

				Point Chg
Loss ratio	51.4%	59.7%		(8.3)
Commission and brokerage ratio	19.4%	24.6%		(5.2)
Other underwriting expense ratio	5.3%	5.8%		(0.5)
Combined ratio	76.1%	90.1%		(14.0)

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 17.7% to $434.8 million for the three months ended March 31, 2013 from $369.5 million for the three months ended March 31, 2012, primarily due to new business opportunities, particularly for contracts with catastrophe exposed risks, and higher subject premium on casualty quota share business as rates began to rise in these markets.  Net written premiums increased 16.2% to $217.6 million for the three months ended March 31, 2013 compared to $187.2 million for the three months ended March 31, 2012, which is in line with the increase in gross written premiums.  Premiums earned increased 7.1% to $196.9 million for the three months ended March 31, 2013 compared to $183.9 million for the three months ended March 31, 2012.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$88.3	44.9%		$(2.3)	-1.2%		$86.1	43.7%
Catastrophes	-	0.0%		15.1	7.7%		15.1	7.7%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$88.3	44.9%		$12.9	6.5%		$101.2	51.4%

2012
Attritional	$94.7	51.5%		$4.3	2.4%		$99.0	53.8%
Catastrophes	15.0	8.2%		(4.4)	-2.4%		10.6	5.8%
A&E	-	0.0%		0.1	0.1%		0.1	0.1%
Total segment	$109.7	59.7%		$-	0.1%		$109.7	59.7%

Variance 2013/2012
Attritional	$(6.4)	(6.6)	pts	$(6.6)	(3.6)	pts	$(12.9)	(10.1)	pts
Catastrophes	(15.0)	(8.2)	pts	19.5	10.1	pts	4.5	1.9	pts
A&E	-	-	pts	(0.1)	(0.1)	pts	(0.1)	(0.1)	pts
Total segment	$(21.4)	(14.8)	pts	$12.9	6.4	pts	$(8.6)	(8.3)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses decreased 7.8% to $101.2 million for the three months ended March 31, 2013 compared to $109.7 million for the three months ended March 31, 2012, primarily due to a $15.0 million (8.2 points) decrease in current year catastrophes and a decrease in current year attritional losses of $6.4 million (6.6 points), partially offset by the $19.5 million (10.1 points) increase in prior year catastrophe losses.  The current year attritional losses decreased due primarily to a shift in business to excess of loss contracts which generally have lower attritional losses than pro rata contracts.  The $15.0 million of current year catastrophe losses for the three months ended March 31, 2012 related to U.S. storm losses ($15.0 million). The increase in prior year catastrophe losses mainly related to development on Superstorm Sandy.

Segment Expenses.  Commission and brokerage expenses decreased 15.6% to $38.1 million for the three months ended March 31, 2013 compared to $45.2 million for the three months ended March 31, 2012.  This variance was primarily due to the shift in the mix of business towards excess of loss contracts which generally carry lower commission expense than pro rata contracts.  Segment other underwriting expenses decreased slightly to $10.5 million for the three months ended March 31, 2013 compared to $10.8 million for the same period in 2012.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2013	2012	Variance	% Change
Gross written premiums	$300.4	$280.5	$19.9	7.1%
Net written premiums	133.8	136.3	(2.5)	-1.9%

Premiums earned	$141.9	$147.8	$(5.9)	-4.0%
Incurred losses and LAE	82.1	64.6	17.4	27.0%
Commission and brokerage	28.1	31.8	(3.7)	-11.5%
Other underwriting expenses	7.9	6.7	1.2	17.7%
Underwriting gain (loss)	$23.8	$44.7	$(20.9)	-46.8%

				Point Chg
Loss ratio	57.8%	43.7%		14.1
Commission and brokerage ratio	19.8%	21.5%		(1.7)
Other underwriting expense ratio	5.6%	4.6%		1.0
Combined ratio	83.2%	69.8%		13.4

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 7.1% to $300.4 million for the three months ended March 31, 2013 compared to $280.5 million for the three months ended March 31, 2012, primarily due to an increase in new business and higher premium rates on renewals, particularly for contracts with catastrophe exposed risks.  Net written premiums decreased by 1.9% to $133.8 million for the three months ended March 31, 2013 compared to $136.3 million for the three months ended March 31, 2012, primarily due to the impact of changes in our affiliated quota share agreements.  Premiums earned decreased by 4.0% to $141.9 million for the three months ended March 31, 2013 compared to $147.8 million for the three months ended March 31, 2012.  The change in premiums earned is comparable to the change in net written premiums.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$87.1	61.4%		$(4.2)	-3.0%		$82.9	58.4%
Catastrophes	-	0.0%		(0.8)	-0.6%		(0.8)	-0.6%
Total segment	$87.1	61.4%		$(5.0)	-3.6%		$82.1	57.8%

2012
Attritional	$65.1	44.0%		$(3.0)	-2.0%		$62.1	42.0%
Catastrophes	-	0.0%		2.5	1.7%		2.5	1.7%
Total segment	$65.1	44.0%		$(0.5)	-0.3%		$64.6	43.7%

Variance 2013/2012
Attritional	$22.0	17.4	pts	$(1.2)	(1.0)	pts	$20.8	16.4	pts
Catastrophes	-	-	pts	(3.3)	(2.3)	pts	(3.3)	(2.3)	pts
Total segment	$22.0	17.4	pts	$(4.5)	(3.3)	pts	$17.4	14.1	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased 27.0% to $82.1 million for the three months ended March 31, 2013 compared to $64.6 million for the three months ended March 31, 2012, representing 14.1 loss ratio points.  Current years’ attritional losses increased by $22.0 million due primarily to the impact of changes in our affiliated quota share agreements and the effect of fluctuations in foreign currency.

Segment Expenses. Commission and brokerage expenses decreased 11.5% to $28.1 million for the three months ended March 31, 2013 compared to $31.8 million for the three months ended March 31, 2012.  This decrease is mainly due to the shift in the mix of business towards property catastrophe and excess of loss business which have lower commission rates.  Segment other underwriting expenses increased to $7.9 million for the three months ended March 31, 2013 compared to $6.7 million for the three months ended March 31, 2012.  The increases relate to higher compensation costs.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2013	2012	Variance	% Change
Gross written premiums	$248.6	$207.2	$41.3	19.9%
Net written premiums	124.8	103.8	20.9	20.2%

Premiums earned	$109.2	$102.1	$7.1	7.0%
Incurred losses and LAE	85.4	76.0	9.4	12.3%
Commission and brokerage	1.9	10.6	(8.7)	-82.1%
Other underwriting expenses	25.1	22.0	3.0	13.8%
Underwriting gain (loss)	$(3.1)	$(6.5)	$3.4	-51.9%

				Point Chg
Loss ratio	78.2%	74.5%		3.7
Commission and brokerage ratio	1.7%	10.3%		(8.6)
Other underwriting expense ratio	23.0%	21.6%		1.4
Combined ratio	102.9%	106.4%		(3.5)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 19.9% to $248.6 million for the three months ended March 31, 2013 compared to $207.2 million for the three months ended March 31, 2012.  This increase was primarily driven by California workers compensation, crop and non-standard auto business.  Net written premiums increased 20.2% to $124.8 million for the three months ended March 31, 2013 compared to $103.8 million for the three months ended March 31, 2012, which is consistent with the change in gross written premiums.  Premiums earned increased 7.0% to $109.2 million for the three months ended March 31, 2013 compared to $102.1 million for the three months ended March 31, 2012.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$80.5	73.7%		$4.9	4.5%		$85.4	78.2%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$80.5	73.7%		$4.9	4.5%		$85.4	78.2%

2012
Attritional	$75.5	74.0%		$0.5	0.5%		$76.0	74.5%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$75.5	74.0%		$0.5	0.5%		$76.0	74.5%

Variance 2013/2012
Attritional	$5.0	(0.3)	pts	$4.4	4.0	pts	$9.4	3.7	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total segment	$5.0	(0.3)	pts	$4.4	4.0	pts	$9.4	3.7	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 12.3% to $85.4 million for the three months ended March 31, 2013 compared to $76.0 million for the three months ended March 31, 2012.  This variance was mainly due to an increase of $9.4 million in attritional losses resulting primarily from higher premium and the impact of changes in our affiliated quota share agreements.  Despite higher current year attritional losses, the current year attritional loss ratio declined by 0.3 points due to improvement in the attritional loss ratio on workers compensation business and the benefit of compounding rate increases.

Segment Expenses. Commission and brokerage expenses decreased 82.1% to $1.9 million for the three months ended March 31, 2013 compared to $10.6 million for the three months ended March 31, 2012, driven by growth in direct distribution business, which has lower acquisition costs and changes in our affiliated quota share agreements.  Segment other underwriting expenses for the three months ended March 31, 2013 increased to $25.1 million from $22.0 million for the three months ended March 31, 2012 due primarily to increased premiums and higher compensation costs.

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

Interest Rate Risk.  Our $9.4 billion investment portfolio, at March 31, 2013, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $818.3 million of mortgage-backed securities in the $5,647.6 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below display the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $381.8 million of short-term investments) for the periods indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates for mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At March 31, 2013
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$6,314.8	$6,175.2	$6,029.4	$5,871.1	$5,703.9
Market/Fair Value Change from Base (%)	4.7%	2.4%	0.0%	-2.6%	-5.4%
Change in Unrealized Appreciation
After-tax from Base ($)	$185.5	$94.8	$-	$(102.9)	$(211.6)

We had $7,945.0 million and $8,143.1 million of gross reserves for losses and LAE as of March 31, 2013 and December 31, 2012, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At March 31, 2013
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,064.6	$1,197.6	$1,330.7	$1,463.8	$1,596.9
After-tax Change in Fair/Market Value	(173.0)	(86.5)	-	86.5	173.0

Foreign Exchange Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Singapore and Canadian Dollars.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of March 31, 2013, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2012.

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

Dated: May 15, 2013