Form 10-Q
period 2013-06-30
EVEREST REINSURANCE HOLDINGS INC
filed 2013-08-14
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2013	Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3263609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer		Accelerated filer
Non-accelerated filer	X	Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At August 1, 2013
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

Part I

ITEM  1.  FINANCIAL STATEMENTS

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except par value per share)	2013	2012
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$5,395,606	$5,531,410
(amortized cost: 2013, $5,285,667; 2012, $5,289,619)
Fixed maturities - available for sale, at fair value	18,129	41,470
Equity securities - available for sale, at market value (cost: 2013, $15; 2012, $15)	15	13
Equity securities - available for sale, at fair value	1,225,181	1,199,848
Short-term investments	368,667	465,550
Other invested assets (cost: 2013, $394,285; 2012, $420,744)	394,285	420,744
Other invested assets, at fair value	1,246,683	1,068,711
Cash	291,632	347,720
Total investments and cash	8,940,198	9,075,466
Accrued investment income	52,724	54,914
Premiums receivable	1,197,274	1,001,267
Reinsurance receivables - unaffiliated	702,792	650,261
Reinsurance receivables - affiliated	3,009,003	2,976,992
Funds held by reinsureds	173,174	161,694
Deferred acquisition costs	104,567	97,522
Prepaid reinsurance premiums	611,106	557,460
Deferred tax asset	152,142	214,175
Income taxes recoverable	48,341	61,244
Other assets	265,905	236,955
TOTAL ASSETS	$15,257,226	$15,087,950

LIABILITIES:
Reserve for losses and loss adjustment expenses	$7,868,222	$8,143,055
Unearned premium reserve	1,214,652	1,093,822
Funds held under reinsurance treaties	89,543	90,079
Losses in the course of payment	414,899	179,774
Commission reserves	35,507	39,324
Other net payable to reinsurers	1,017,243	900,794
Revolving credit agreement	40,000	-
5.4% Senior notes due 10/15/2014	249,932	249,907
6.6% Long term notes due 5/1/2067	238,359	238,357
Junior subordinated debt securities payable	-	329,897
Accrued interest on debt and borrowings	4,791	4,781
Unsettled securities payable	24,156	48,830
Other liabilities	294,584	290,724
Total liabilities	11,491,888	11,609,344

Commitments and Contingencies (Note 6)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2013 and 2012)	-	-
Additional paid-in capital	346,279	340,223
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $50,955 at 2013 and $99,544 at 2012	94,630	184,867
Retained earnings	3,324,429	2,953,516
Total stockholder's equity	3,765,338	3,478,606
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$15,257,226	$15,087,950

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$490,022	$438,470	$938,028	$872,181
Net investment income	81,736	74,206	158,605	155,448
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	-	(467)	-	(6,141)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	15,526	83,056	325,332	264,871
Total net realized capital gains (losses)	15,526	82,589	325,332	258,730
Other income (expense)	9,744	25,428	83	19,174
Total revenues	597,028	620,693	1,422,048	1,305,533

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	333,899	293,577	602,540	543,974
Commission, brokerage, taxes and fees	75,365	93,365	143,487	180,856
Other underwriting expenses	44,284	41,099	87,806	80,613
Corporate expenses	2,065	1,732	3,837	3,298
Interest, fee and bond issue cost amortization expense	17,928	12,683	30,544	25,379
Total claims and expenses	473,541	442,456	868,214	834,120

INCOME (LOSS) BEFORE TAXES	123,487	178,237	553,834	471,413
Income tax expense (benefit)	38,225	52,584	182,921	131,036

NET INCOME (LOSS)	$85,262	$125,653	$370,913	$340,377

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(78,581)	(936)	(84,187)	5,475
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	(158)	(1,278)	(1,516)	1,435
Total URA(D) on securities arising during the period	(78,739)	(2,214)	(85,703)	6,910
Foreign currency translation adjustments	371	(7,861)	(7,225)	(2,564)
Pension adjustments	1,345	983	2,691	1,967
Total other comprehensive income (loss), net of tax	(77,023)	(9,092)	(90,237)	6,313

COMPREHENSIVE INCOME (LOSS)	$8,239	$116,561	$280,676	$346,690

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share amounts)	2013	2012	2013	2012
	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$343,381	$335,042	$340,223	$333,416
Share-based compensation plans	2,898	1,771	6,056	3,397
Balance, end of period	346,279	336,813	346,279	336,813

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	171,653	190,195	184,867	174,790
Net increase (decrease) during the period	(77,023)	(9,092)	(90,237)	6,313
Balance, end of period	94,630	181,103	94,630	181,103

RETAINED EARNINGS:
Balance, beginning of period	3,239,167	2,647,911	2,953,516	2,433,187
Net income (loss)	85,262	125,653	370,913	340,377
Balance, end of period	3,324,429	2,773,564	3,324,429	2,773,564

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$3,765,338	$3,291,480	$3,765,338	$3,291,480

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$85,262	$125,653	$370,913	$340,377
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(145,988)	66,341	(197,543)	103,547
Decrease (increase) in funds held by reinsureds, net	(6,364)	22,830	(12,486)	(17,524)
Decrease (increase) in reinsurance receivables	(64,010)	22,823	(86,152)	30,491
Decrease (increase) in current income taxes	(17,133)	5,526	12,779	4,628
Decrease (increase) in deferred tax asset	8,436	38,950	110,623	113,624
Decrease (increase) in prepaid reinsurance premiums	(37,771)	90,785	(54,149)	95,321
Increase (decrease) in reserve for losses and loss adjustment expenses	(77,864)	(131,146)	(254,292)	(297,135)
Increase (decrease) in unearned premiums	78,867	(190,678)	122,814	(201,002)
Increase (decrease) in other net payable to reinsurers	121,516	38,445	116,897	42,550
Increase (decrease) in losses in course of payment	73,102	(27,312)	235,534	10,589
Change in equity adjustments in limited partnerships	(13,602)	(8,765)	(24,822)	(20,050)
Change in other assets and liabilities, net	(24,739)	82,274	(11,751)	88,755
Non-cash compensation expense	1,800	1,628	3,973	3,244
Amortization of bond premium (accrual of bond discount)	7,134	5,335	13,697	9,609
Amortization of underwriting discount on senior notes	14	12	27	25
Net realized capital (gains) losses	(15,526)	(82,589)	(325,332)	(258,730)
Net cash provided by (used in) operating activities	(26,866)	60,112	20,730	48,319

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	329,143	172,534	627,384	374,721
Proceeds from fixed maturities matured/called - available for sale, at fair value	4,213	-	7,213	-
Proceeds from fixed maturities sold - available for sale, at market value	173,690	92,165	340,624	176,301
Proceeds from fixed maturities sold - available for sale, at fair value	13,678	1,862	17,342	61,143
Proceeds from equity securities sold - available for sale, at fair value	251,018	52,340	354,846	291,880
Distributions from other invested assets	27,311	9,522	59,788	15,383
Cost of fixed maturities acquired - available for sale, at market value	(414,379)	(369,223)	(1,000,902)	(662,071)
Cost of fixed maturities acquired - available for sale, at fair value	(1,411)	(2,382)	(2,706)	(5,506)
Cost of equity securities acquired - available for sale, at fair value	(113,147)	(75,674)	(233,674)	(180,888)
Cost of other invested assets acquired	(3,847)	(12,130)	(8,508)	(23,766)
Net change in short-term investments	13,055	64,548	96,677	(157,589)
Net change in unsettled securities transactions	(14,825)	(24,657)	(32,383)	5,112
Net cash provided by (used in) investing activities	264,499	(91,095)	225,701	(105,280)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	1,098	143	2,083	153
Revolving credit borrowings	40,000	-	40,000	-
Net cost of junior subordinated debt securities maturing	(329,897)	-	(329,897)	-
Net cash provided by (used in) financing activities	(288,799)	143	(287,814)	153

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,157)	(8,174)	(14,705)	14,274

Net increase (decrease) in cash	(52,323)	(39,014)	(56,088)	(42,534)
Cash, beginning of period	343,955	344,747	347,720	348,267
Cash, end of period	$291,632	$305,733	$291,632	$305,733

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$42,557	$4,754	$53,395	$9,379
Interest paid	17,846	19,825	22,982	25,042

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2013 and 2012

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

2. BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2013 and 2012 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2012 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2012, 2011 and 2010 included in the Company’s most recent Form 10-K filing.

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

Treatment of Insurance Contract Acquisition Costs. In October 2010, the FASB issued authoritative guidance for the accounting for costs associated with acquiring or renewing insurance contracts.  The guidance identifies the incremental direct costs of contract acquisition and costs directly related to acquisition activities that should be capitalized.  This guidance is effective for reporting periods beginning after December 15, 2011.  The Company implemented this guidance as of January 1, 2012 and determined that $7,215 thousand of previously deferrable acquisition costs would be expensed during 2012 and 2013, including $5,818 thousand and $1,397 thousand expensed during 2012 and in the six months ended June 30, 2013, respectively.  No additional expense will be incurred related to this guidance implementation in future periods.

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At June 30, 2013
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$75,135	$643	$(1,141)	$74,637
Obligations of U.S. states and political subdivisions	1,053,722	50,344	(8,017)	1,096,049
Corporate securities	1,589,897	43,073	(15,623)	1,617,347
Asset-backed securities	43,349	1,340	-	44,689
Mortgage-backed securities
Commercial	44,975	5,812	-	50,787
Agency residential	754,785	7,829	(11,981)	750,633
Non-agency residential	1,131	147	(47)	1,231
Foreign government securities	715,270	35,408	(4,901)	745,777
Foreign corporate securities	1,007,403	24,235	(17,182)	1,014,456
Total fixed maturity securities	$5,285,667	$168,831	$(58,892)	$5,395,606
Equity securities	$15	$-	$-	$15

	At December 31, 2012
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$77,611	$1,448	$(869)	$78,190
Obligations of U.S. states and political subdivisions	1,214,990	78,096	(1,123)	1,291,963
Corporate securities	1,510,186	61,137	(6,471)	1,564,852
Asset-backed securities	44,070	2,417	-	46,487
Mortgage-backed securities
Commercial	45,157	7,534	(67)	52,624
Agency residential	672,724	12,722	(1,724)	683,722
Non-agency residential	1,933	429	(33)	2,329
Foreign government securities	732,277	51,461	(3,735)	780,003
Foreign corporate securities	990,671	46,850	(6,281)	1,031,240
Total fixed maturity securities	$5,289,619	$262,094	$(20,303)	$5,531,410
Equity securities	$15	$-	$(2)	$13

The $745,777 thousand of foreign government securities at June 30, 2013 included $83,921 thousand of European sovereign securities.  Approximately 53.1%, 14.8%, 12.3%, 7.7% and 5.1% of European Sovereign Securities represented securities held in the governments of France, the United Kingdom, Sweden, the

Netherlands and Germany, respectively.  No other countries represented more than 5% of the European sovereign securities.  The Company held no sovereign securities of Portugal, Italy, Ireland, Greece or Spain at June 30, 2013.

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings into accumulated other comprehensive income (loss), on April 1, 2009.  As of June 30, 2013, all of the previously reclassified securities have either matured or have been sold.  The table below presents the pre-tax cumulative unrealized appreciation (depreciation) on those corporate securities, for the period indicated:

(Dollars in thousands)	At December 31, 2012
Pre-tax cumulative unrealized appreciation (depreciation)	$399

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity. Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At June 30, 2013		At December 31, 2012
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$353,541	$354,715	$329,474	$330,149
Due after one year through five years	2,383,027	2,436,496	2,380,093	2,462,430
Due after five years through ten years	998,823	1,008,302	1,008,653	1,064,579
Due after ten years	706,036	748,753	807,515	889,090
Asset-backed securities	43,349	44,689	44,070	46,487
Mortgage-backed securities
Commercial	44,975	50,787	45,157	52,624
Agency residential	754,785	750,633	672,724	683,722
Non-agency residential	1,131	1,231	1,933	2,329
Total fixed maturity securities	$5,285,667	$5,395,606	$5,289,619	$5,531,410

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(120,835)	$(3,358)	$(131,453)	$10,697
Fixed maturity securities, other-than-temporary impairment	(302)	(49)	(399)	(69)
Equity securities	-	1	1	3
Change in unrealized appreciation (depreciation), pre-tax	(121,137)	(3,406)	(131,851)	10,631
Deferred tax benefit (expense)	42,292	1,175	46,008	(3,745)
Deferred tax benefit (expense), other-than-temporary impairment	106	17	140	24
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$(78,739)	$(2,214)	$(85,703)	$6,910

The Company frequently reviews all of its fixed maturity, available for sale securities for declines in market value and focuses its attention on securities whose fair value has fallen below 80% of their amortized cost at the time of review.  The Company then assesses whether the decline in value is temporary or other-than-temporary.  In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information.  Generally, a change in a security’s value caused by a change in the market, interest rate or foreign exchange environment does not constitute an other-than-

temporary impairment, but rather a temporary decline in market value.  Temporary declines in market value are recorded as unrealized losses in accumulated other comprehensive income (loss).  If the Company determines that the decline is other-than-temporary and the Company does not have the intent to sell the security; and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, the carrying value of the investment is written down to fair value.  The fair value adjustment that is credit or foreign exchange related is recorded in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss). The fair value adjustment that is non-credit related is recorded as a component of other comprehensive income (loss), net of tax, and is included in accumulated other comprehensive income (loss) in the Company’s consolidated balance sheets.  The Company’s assessments are based on the issuers current and expected future financial position, timeliness with respect to interest and/or principal payments, speed of repayments and any applicable credit enhancements or breakeven constant default rates on mortgage-backed and asset-backed securities, as well as relevant information provided by rating agencies, investment advisors and analysts.

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at June 30, 2013 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$39,168	$(444)	$5,979	$(697)	$45,147	$(1,141)
Obligations of U.S. states and political subdivisions	96,852	(7,802)	5,480	(215)	102,332	(8,017)
Corporate securities	673,746	(11,617)	68,986	(4,006)	742,732	(15,623)
Asset-backed securities	-	-	-	-	-	-
Mortgage-backed securities
Commercial	-	-	-	-	-	-
Agency residential	326,597	(11,286)	115,509	(695)	442,106	(11,981)
Non-agency residential	-	-	318	(47)	318	(47)
Foreign government securities	97,116	(1,986)	30,397	(2,915)	127,513	(4,901)
Foreign corporate securities	361,421	(11,507)	74,382	(5,675)	435,803	(17,182)
Total fixed maturity securities	$1,594,900	$(44,642)	$301,051	$(14,250)	$1,895,951	$(58,892)
Equity securities	-	-	15	-	15	-
Total	$1,594,900	$(44,642)	$301,066	$(14,250)	$1,895,966	$(58,892)

	Duration of Unrealized Loss at June 30, 2013 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$33,981	$(713)	$28,277	$(3,649)	$62,258	$(4,362)
Due in one year through five years	608,398	(11,175)	96,655	(6,608)	705,053	(17,783)
Due in five years through ten years	445,301	(12,025)	47,827	(1,979)	493,128	(14,004)
Due after ten years	180,623	(9,443)	12,465	(1,272)	193,088	(10,715)
Asset-backed securities	-	-	-	-	-	-
Mortgage-backed securities	326,597	(11,286)	115,827	(742)	442,424	(12,028)
Total fixed maturity securities	$1,594,900	$(44,642)	$301,051	$(14,250)	$1,895,951	$(58,892)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at June 30, 2013 were $1,895,966 thousand and $58,892 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at June 30, 2013, did not exceed 0.3% of the overall market value of the Company’s fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $44,642 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were primarily comprised of domestic and foreign corporate securities, agency residential mortgage-backed securities as well as state and municipal securities.  Of these unrealized losses, $37,043 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $14,250 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities as well as foreign government securities.  Of these unrealized losses, $13,179 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The gross unrealized depreciation for mortgage-backed securities included $47 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2012 were $630,658 thousand and $20,305 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at December 31, 2012, did not exceed 0.2% of the overall market value of the Company’s fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $4,642 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were  primarily comprised of domestic corporate securities, state and municipal securities as well as agency residential mortgage-backed securities.  Of these unrealized losses, $3,281 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $15,661 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities as well as foreign government securities.  Of these unrealized losses, $14,401 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses were mainly comprised of corporate securities, with the majority representing floating interest rate bank loan securities.  The gross unrealized depreciation for mortgage-backed securities included $33 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

Other invested assets, at fair value, is comprised of common shares of the Company’s ultimate parent, Group.  At June 30, 2013, the Company held 9,719,971 shares of Group representing 16.7% of the total outstanding shares.

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Fixed maturities	$53,366	$53,932	$107,265	$108,753
Equity securities	11,114	10,127	18,845	20,432
Short-term investments and cash	137	300	403	428
Other invested assets
Limited partnerships	14,192	9,232	25,540	20,844
Dividends from Parent's shares	4,665	4,665	9,331	9,331
Other	1,935	(492)	4,255	1,026
Gross investment income before adjustments	85,409	77,764	165,639	160,814
Funds held interest income (expense)	1,018	946	3,436	2,894
Gross investment income	86,427	78,710	169,075	163,708
Investment expenses	(4,691)	(4,504)	(10,470)	(8,260)
Net investment income	$81,736	$74,206	$158,605	$155,448

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

The Company had contractual commitments to invest up to an additional $67,067 thousand in limited partnerships at June 30, 2013.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2016.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Fixed maturity securities, market value:
Other-than-temporary impairments	$-	$(467)	$-	$(6,141)
Gains (losses) from sales	243	2,432	2,332	3,933
Fixed maturity securities, fair value:
Gains (losses) from sales	148	(180)	90	5,027
Gains (losses) from fair value adjustments	(1,666)	(1,706)	(1,582)	1,325
Equity securities, fair value:
Gains (losses) from sales	15,888	(2,370)	23,971	19,947
Gains (losses) from fair value adjustments	16,465	(21,748)	122,534	46,072
Other invested assets, fair value:
Gains (losses) from fair value adjustments	(15,552)	106,628	177,973	188,567
Short-term investment gains (losses)	-	-	14	-
Total net realized capital gains (losses)	$15,526	$82,589	$325,332	$258,730

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Proceeds from sales of fixed maturity securities	$187,368	$94,027	$357,966	$237,444
Gross gains from sales	4,866	3,679	8,677	12,667
Gross losses from sales	(4,475)	(1,427)	(6,255)	(3,707)

Proceeds from sales of equity securities	$251,018	$52,340	$354,846	$291,880
Gross gains from sales	20,536	975	29,405	27,801
Gross losses from sales	(4,648)	(3,345)	(5,434)	(7,854)

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.   No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at June 30, 2013 and December 31, 2012.

The Company internally manages a small public equity portfolio which had a fair value at June 30, 2013 of $77,512 thousand and all prices were obtained from publically published sources.

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

As of June 30, 2013 and December 31, 2012, all Level 3 fixed maturity securities, were priced using single non-binding broker quotes since prices for these securities were not provided by normal pricing service companies.  The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes.  The prices received from brokers are reviewed for reasonableness by the third party asset managers and the Company.

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

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$74,637	$-	$74,637	$-
Obligations of U.S. States and political subdivisions	1,096,049	-	1,096,049	-
Corporate securities	1,617,347	-	1,617,347	-
Asset-backed securities	44,689	-	39,857	4,832
Mortgage-backed securities
Commercial	50,787	-	50,787	-
Agency residential	750,633	-	750,633	-
Non-agency residential	1,231	-	908	323
Foreign government securities	745,777	-	745,777	-
Foreign corporate securities	1,014,456	-	1,007,231	7,225
Total fixed maturities, market value	5,395,606	-	5,383,226	12,380

Fixed maturities, fair value	18,129	-	18,129	-
Equity securities, market value	15	15	-	-
Equity securities, fair value	1,225,181	1,102,278	122,903	-
Other invested assets, fair value	1,246,683	1,246,683	-	-

There were no transfers between Level 1 and Level 2 for the six months ended June 30, 2013.

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended June 30, 2013					Six Months Ended June 30, 2013
	Asset-backed	Foreign	Non-agency	Agency		Asset-backed	Foreign	Non-agency	Agency
(Dollars in thousands)	Securities	Corporate	RMBS	RMBS	Total	Securities	Corporate	RMBS	RMBS	Total
Beginning balance	$4,686	$1,792	$5	$-	$6,483	$4,849	$11,421	$5	$29,398	$45,673
Total gains or (losses) (realized/unrealized)
Included in earnings	115	(649)	2	-	(532)	16	(651)	2	-	(633)
Included in other comprehensive income (loss)	(139)	(298)	(25)	-	(462)	(329)	(422)	(25)	-	(776)
Purchases, issuances and settlements	(146)	2,087	(71)	-	1,870	(20)	2,837	(71)	-	2,746
Transfers in and/or (out) of Level 3	316	4,293	412	-	5,021	316	(5,960)	412	(29,398)	(34,630)
Ending balance	$4,832	$7,225	$323	$-	$12,380	$4,832	$7,225	$323	$-	$12,380

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
	Asset-backed	Foreign	Non-agency		Asset-backed	Foreign	Non-agency
(Dollars in thousands)	Securities	Corporate	RMBS	Total	Securities	Corporate	RMBS	Total
Beginning balance	$12,756	$5,119	$6	$17,881	$16,046	$2,536	$7	$18,589
Total gains or (losses) (realized/unrealized)
Included in earnings	-	(16)	1	(15)	55	(19)	2	38
Included in other comprehensive income (loss)	6	(13)	(1)	(8)	338	112	(2)	448
Purchases, issuances and settlements	1,793	4,755	(1)	6,547	4,468	7,216	(2)	11,682
Transfers in and/or (out) of Level 3	(5,559)	(2,462)	-	(8,021)	(11,911)	(2,462)	-	(14,373)
Ending balance	$8,996	$7,383	$5	$16,384	$8,996	$7,383	$5	$16,384

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-

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

(Dollars in thousands)	At June 30, 2013	At December 31, 2012
	$144,841	$144,628

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

(Dollars in thousands)	At June 30, 2013	At December 31, 2012
	$29,474	$29,132

7.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(120,591)	$42,207	$(78,385)	$(129,119)	$45,192	$(83,928)
URA(D) on securities - OTTI	(302)	106	(196)	(399)	140	(259)
Reclassification of net realized losses (gains) included in net income (loss)	(244)	85	(158)	(2,333)	816	(1,516)
Foreign currency translation adjustments	570	(199)	371	(11,116)	3,891	(7,225)
Benefit plan liability adjustments	-	-	-	-	-	-
Reclassification of benefit plan liability amortization included in net income (loss)	2,070	(725)	1,345	4,140	(1,449)	2,691
Total other comprehensive income (loss)	$(118,497)	$41,474	$(77,023)	$(138,827)	$48,590	$(90,237)

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) on securities - temporary	$(1,392)	$488	$(904)	$8,492	$(2,972)	$5,520
URA(D) on securities - OTTI	(49)	17	(32)	(69)	24	(45)
Reclassification of net realized losses (gains) included in net income (loss)	(1,965)	687	(1,278)	2,208	(773)	1,435
Foreign currency translation adjustments	(12,093)	4,232	(7,861)	(3,944)	1,380	(2,564)
Benefit plan liability adjustments	-	-	-	-	-	-
Reclassification of benefit plan liability amortization included in net income (loss)	1,514	(531)	983	3,027	(1,060)	1,967
Total other comprehensive income (loss)	$(13,985)	$4,893	$(9,092)	$9,714	$(3,401)	$6,313

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from accumulated other comprehensive income (“AOCI”) for the periods indicated:

	Three months ended	Six months ended	Affected line item within the statements of
AOCI component	June 30, 2013	June 30, 2013	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$(244)	$(2,333)	Other net realized capital gains (losses)
	85	816	Income tax expense (benefit)
	$(158)	$(1,516)	Net income (loss)

Benefit plan liability	$2,070	$4,140	Other underwriting expenses
	(725)	(1,449)	Income tax expense (benefit)
	$1,345	$2,691	Net income (loss)

(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	At June 30,	At December 31,
(Dollars in thousands)	2013	2012

Beginning balance of URA (D) on securities	$157,163	$147,140
Current period change in URA (D) of investments - temporary	(85,444)	10,177
Current period change in URA (D) of investments - non-credit OTTI	(259)	(154)
Ending balance of URA (D) on securities	71,460	157,163

Beginning balance of foreign currency translation adjustments	90,215	83,185
Current period change in foreign currency translation adjustments	(7,225)	7,030
Ending balance of foreign currency translation adjustments	82,990	90,215

Beginning balance of benefit plans	(62,511)	(55,535)
Current period change in benefit plans	2,691	(6,976)
Ending balance of benefit plans	(59,820)	(62,511)

Ending balance of accumulated other comprehensive income (loss)	$94,630	$184,867

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875,000 thousand plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010, which at June 30, 2013, was $2,071,087 thousand.  As of June 30, 2013, the Company was in compliance with all Holdings Credit Facility covenants.

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

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At June 30, 2013				At December 31, 2012
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$150,000	$40,000	5/22/2013	7/24/2013	$150,000	$-
Total revolving credit borrowings		40,000				-
Total letters of credit		1,551		12/31/2013		1,551		12/31/2013

Total Citibank Holdings Credit Facility	$150,000	$41,551			$150,000	$1,551

The following table presents the costs incurred in connection with the Holdings Credit Facility for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Credit facility fees incurred	$113	$138	$178	$305

9.  TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to a non-affiliated ceding company.  At June 30, 2013, the total amount on deposit in the trust account was $187,504 thousand.

10.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				June 30, 2013		December 31, 2012
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$249,932	$260,000	$249,907	$266,390

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Interest expense incurred	$3,388	$3,387	$6,775	$6,774

11.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		June 30, 2013		December 31, 2012
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,359	$244,553	$238,357	$242,138

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Interest expense incurred	$3,937	$3,937	$7,874	$7,874

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

				June 30, 2013		December 31, 2012
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Amount Issued	Sheet Amount	Fair Value	Sheet Amount	Fair Value
6.20% Junior subordinated debt securities	03/29/2004	03/29/2034	$329,897	$-	$-	$329,897	$333,225

In accordance with the provisions of the junior subordinated debt securities, Holdings elected to redeem the $329,897 thousand of 6.2% junior subordinated debt securities outstanding on May 24, 2013.  As a result of the early redemption, the Company incurred pre-tax expense of $7,282 thousand related to the immediate amortization of the remaining capitalized issuance costs on the trust preferred securities.

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Interest expense incurred	$3,068	$5,114	$8,181	$10,227

Holdings considered the mechanisms and obligations relating to the trust preferred securities, taken together, constituted a full and unconditional guarantee by Holdings of Capital Trust II’s payment obligations with respect to their trust preferred securities.

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

	Three Months Ended		Six Months Ended
U.S. Reinsurance	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Gross written premiums	$418,367	$135,469	$853,158	$504,950
Net written premiums	215,839	68,162	433,462	255,387

Premiums earned	$199,254	$164,146	$396,199	$348,013
Incurred losses and LAE	137,099	103,495	238,293	213,244
Commission and brokerage	38,540	54,651	76,670	99,828
Other underwriting expenses	9,994	10,021	20,528	20,775
Underwriting gain (loss)	$13,621	$(4,021)	$60,708	$14,166

	Three Months Ended		Six Months Ended
International	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Gross written premiums	$354,388	$349,717	$654,787	$630,178
Net written premiums	162,557	160,199	296,346	296,528

Premiums earned	$151,125	$157,015	$293,018	$304,808
Incurred losses and LAE	89,883	97,888	171,966	162,528
Commission and brokerage	31,156	36,978	59,263	68,740
Other underwriting expenses	7,667	6,546	15,597	13,286
Underwriting gain (loss)	$22,419	$15,603	$46,192	$60,254

	Three Months Ended		Six Months Ended
Insurance	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Gross written premiums	$307,550	$247,693	$556,106	$454,942
Net written premiums	153,214	111,071	277,969	214,896

Premiums earned	$139,643	$117,309	$248,811	$219,360
Incurred losses and LAE	106,917	92,194	192,281	168,202
Commission and brokerage	5,669	1,736	7,554	12,288
Other underwriting expenses	26,623	24,532	51,681	46,552
Underwriting gain (loss)	$434	$(1,153)	$(2,705)	$(7,682)

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Underwriting gain (loss)	$36,474	$10,429	$104,195	$66,738
Net investment income	81,736	74,206	158,605	155,448
Net realized capital gains (losses)	15,526	82,589	325,332	258,730
Corporate expense	(2,065)	(1,732)	(3,837)	(3,298)
Interest, fee and bond issue cost amortization expense	(17,928)	(12,683)	(30,544)	(25,379)
Other income (expense)	9,744	25,428	83	19,174
Income (loss) before taxes	$123,487	$178,237	$553,834	$471,413

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Canada	$35,436	$27,835	$75,582	$75,275

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

Common Shares
Authorized for
Amendment Date	Repurchase
(Dollars in thousands)

09/21/2004	5,000,000
07/21/2008	5,000,000
02/24/2010	5,000,000
02/22/2012	5,000,000
05/15/2013	5,000,000
25,000,000

As of June 30, 2013, Holdings held 9,719,971 common shares of Group, which it had purchased in the open market between February 1, 2007 and March 8, 2011.  The table below represents the total purchase price for these common shares purchased.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Dividends received	$4,665	$4,665	$9,331	$9,331

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

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Expenses incurred	$18,214	$18,239	$36,769	$36,373

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada for the periods indicated:

	Three Months Ended		Six Months Ended
Bermuda Re	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Ceded written premiums	$509,451	$341,220	$986,582	$740,288
Ceded earned premiums	475,419	427,461	929,801	825,493
Ceded losses and LAE (a)	266,455	211,805	497,986	468,180

	Three Months Ended		Six Months Ended
Everest International	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Ceded written premiums	$269	$439	$134	$694
Ceded earned premiums	353	875	414	1,967
Ceded losses and LAE	(643)	523	(603)	(1,576)

	Three Months Ended		Six Months Ended
Everest Canada	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Assumed written premiums	$6,287	$5,476	$9,125	$8,643
Assumed earned premiums	3,619	3,514	7,389	7,366
Assumed losses and LAE	2,048	2,109	4,274	4,420

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

Worldwide insurance and reinsurance market conditions continued to be very competitive, particularly in the casualty lines of business.  Generally, there was ample insurance and reinsurance capacity relative to demand.  Competition and its effect on rates, terms and conditions vary widely by market and coverage yet continued to be most prevalent in the U.S. casualty insurance and reinsurance markets and additional capacity from the capital markets is impacting worldwide catastrophe rates.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase/	June 30,		Increase/
(Dollars in millions)	2013	2012	(Decrease)	2013	2012	(Decrease)
Gross written premiums	$1,080.3	$732.9	47.4%	$2,064.1	$1,590.1	29.8%
Net written premiums	531.6	339.4	56.6%	1,007.8	766.8	31.4%

REVENUES:
Premiums earned	$490.0	$438.5	11.8%	$938.0	$872.2	7.5%
Net investment income	81.7	74.2	10.1%	158.6	155.4	2.0%
Net realized capital gains (losses)	15.5	82.6	-81.2%	325.3	258.7	25.7%
Other income (expense)	9.7	25.4	-61.7%	0.1	19.2	-99.6%
Total revenues	597.0	620.7	-3.8%	1,422.0	1,305.5	8.9%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	333.9	293.6	13.7%	602.5	544.0	10.8%
Commission, brokerage, taxes and fees	75.4	93.4	-19.3%	143.5	180.9	-20.7%
Other underwriting expenses	44.3	41.1	7.7%	87.8	80.6	8.9%
Corporate expense	2.1	1.7	19.2%	3.8	3.3	16.4%
Interest, fee and bond issue cost amortization expense	17.9	12.7	41.4%	30.5	25.4	20.4%
Total claims and expenses	473.5	442.5	7.0%	868.2	834.1	4.1%

INCOME (LOSS) BEFORE TAXES	123.5	178.2	-30.7%	553.8	471.4	17.5%
Income tax expense (benefit)	38.2	52.6	-27.3%	182.9	131.0	39.6%
NET INCOME (LOSS)	$85.3	$125.7	-32.1%	$370.9	$340.4	9.0%

RATIOS:			Point Change			Point Change
Loss ratio	68.1%	67.0%	1.1	64.2%	62.4%	1.8
Commission and brokerage ratio	15.4%	21.3%	(5.9)	15.3%	20.7%	(5.4)
Other underwriting expense ratio	9.1%	9.3%	(0.2)	9.4%	9.2%	0.2
Combined ratio	92.6%	97.6%	(5.0)	88.9%	92.3%	(3.4)

				At	At	Percentage
				June 30,	December 31,	Increase/
(Dollars in millions)				2013	2012	(Decrease)
Balance sheet data:
Total investments and cash				$8,940.2	$9,075.5	-1.5%
Total assets				15,257.2	15,088.0	1.1%
Loss and loss adjustment expense reserves				7,868.2	8,143.1	-3.4%
Total debt				528.3	818.2	-35.4%
Total liabilities				11,491.9	11,609.3	-1.0%
Stockholder's equity				3,765.3	3,478.6	8.2%

(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by 47.4% to $1,080.3 million for the three months ended June 30, 2013 compared to $732.9 million for the three months ended June 30, 2012, reflecting a $287.6 million, or 59.3%, increase in our reinsurance business and a $59.9 million increase in our insurance business.  The increase in reinsurance premiums was mainly due to the impact of a Florida quota share reinsurance contract as well as new business, increased participations on existing business and higher original rates on subject business.  Excluding the large Florida quota share reinsurance contract, gross written premiums increased 12.5% and reinsurance premiums increased 8.1%, quarter over quarter.  The increase in insurance premiums was primarily due to the growth in California workers compensation, crop and non-standard auto business.  Gross written premiums increased by 29.8% to $2,064.1 million for the six months ended June 30, 2013 compared to $1,590.1 million for the six months ended June 30, 2012, reflecting a $372.8 million, or 32.8%, increase in our reinsurance business and a $101.2 million increase in our insurance business.  The increase in reinsurance premiums was mainly due to the impact of a Florida quota share reinsurance contract as well as new business, increased participations on existing business and higher original rates on subject business.  Excluding the large Florida quota share reinsurance contract, gross written premiums increased 13.6% and reinsurance premiums increased 10.6%, compared to the prior year six-month period.  The increase in insurance premiums was primarily due to the growth in California workers compensation, crop and non-standard auto business.

Net written premiums increased 56.6% to $531.6 million for the three months ended June 30, 2013 compared to $339.4 million for the three months ended June 30, 2012 and increased 31.4% to $1,007.8 million for the six months ended June 30, 2013 compared to $766.8 million for the six months ended June 30, 2012, which is consistent with the increase in gross written premiums.  Premiums earned increased by 11.8% to $490.0 million for the three months ended June 30, 2013 compared to $438.5 million for the three months ended June 30, 2012, and increased by 7.5% to $938.0 million for the six months ended June 30, 2013 compared to $872.2 million for the six months ended June 30, 2012.  Unlike written premiums, premiums earned were not impacted by the Florida quota share reinsurance contract.  The change in premiums earned was comparable to the change in net written premiums, excluding the impact of the Florida quota share reinsurance contract.

Net Investment Income.  Net investment income increased by 10.1% to $81.7 million for the three months ended June 30, 2013 compared with net investment income of $74.2 million for the three months ended June 30, 2012 and increased by 2.0% to $158.6 million for the six months ended June 30, 2013 compared with net investment income of $155.4 million for the six months ended June 30, 2012.  Net pre-tax investment income as a percentage of average invested assets was 4.0% for the three months ended June 30, 2013 compared to 3.6% for the three months ended June 30, 2012 and was 3.8% for the six months ended June 30, 2013 and 2012.

Net Realized Capital Gains (Losses). Net realized capital gains were $15.5 million and $82.6 million for the three months ended June 30, 2013 and 2012, respectively.  The $15.5 million was comprised of $16.3 million of net realized capital gains from sales on our fixed maturity and equity securities and $0.8 million of losses from fair value re-measurements.  The net realized capital gains of $82.6 million for the three months ended June 30, 2012 were the result of $83.2 million of gains from fair value re-measurements, partially offset by $0.5 million of other-than-temporary impairments on our available for sale fixed maturity securities and $0.1 million of net realized capital losses from sales on our fixed maturity and equity securities.

Net realized capital gains were $325.3 million and $258.7 million for the six months ended June 30, 2013 and 2012, respectively.  Of the $325.3 million, there were $298.9 million of gains from fair value re-measurements and $26.4 million of net realized capital gains from sales on our fixed maturity and equity securities.  The net realized capital gains of $258.7 million for the six months ended June 30, 2012 were the result of $236.0 million of gains from fair value re-measurements and $28.9 million of net realized capital gains from sales on our fixed maturity and equity securities, partially offset by $6.1 million of other-than-temporary impairments on our available for sale fixed maturity securities.

Other Income (Expense).  We recorded other income of $9.7 million and $0.1 million for the three and six months ended June 30, 2013, respectively.  We recorded other income of $25.4 million and $19.2 million for the three and six months ended June 30, 2012, respectively.  The changes were primarily due to fluctuations in currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following tables present our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$290.4	59.2%		$11.7	2.4%		$302.1	61.6%
Catastrophes	30.0	6.1%		1.8	0.4%		31.8	6.5%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$320.4	65.3%		$13.5	2.8%		$333.9	68.1%

2012
Attritional	$266.1	60.8%		$14.1	3.2%		$280.2	64.0%
Catastrophes	15.0	3.4%		(1.7)	-0.4%		13.3	3.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$281.1	64.2%		$12.5	2.8%		$293.6	67.0%

Variance 2013/2012
Attritional	$24.3	(1.6)	pts	$(2.4)	(0.8)	pts	$21.9	(2.4)	pts
Catastrophes	15.0	2.7	pts	3.5	0.8	pts	18.5	3.5	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$39.3	1.1	pts	$1.0	-	pts	$40.3	1.1	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$546.4	58.2%		$10.1	1.1%		$556.5	59.3%
Catastrophes	30.0	3.2%		16.1	1.7%		46.1	4.9%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$576.4	61.4%		$26.2	2.8%		$602.5	64.2%

2012
Attritional	$501.5	57.6%		$15.9	1.8%		$517.4	59.4%
Catastrophes	30.0	3.4%		(3.5)	-0.4%		26.5	3.0%
A&E	-	0.0%		0.1	0.0%		0.1	0.0%
Total segment	$531.5	61.0%		$12.5	1.4%		$544.0	62.4%

Variance 2013/2012
Attritional	$44.9	0.6	pts	$(5.8)	(0.7)	pts	$39.1	(0.1)	pts
Catastrophes	-	(0.2)	pts	19.6	2.1	pts	19.6	1.9	pts
A&E	-	-	pts	(0.1)	-	pts	(0.1)	-	pts
Total segment	$44.9	0.4	pts	$13.7	1.4	pts	$58.5	1.8	pts

(a) Attritional losses exclude catastrophe and Asbestos and Environmental ("A&E") losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 13.7% to $333.9 million for the three months ended June 30, 2013 compared to $293.6 million for the three months ended June 30, 2012, representing 1.1 loss ratio points, primarily due to increases in current year catastrophe losses and current year attritional losses.  Current year catastrophe losses for the three months ended June 30, 2013 were $30.0 million, or 6.1 points, due to U.S. Storms ($25.0 million), Canadian floods ($2.5 million) and European floods (2.5 million).  The $15.0 million of current year catastrophe losses for the three months ended June 30, 2012 represented 3.4 points and related to U.S. tornadoes.  Current year attritional losses increased due to higher premiums earned.  Despite the increase in current year attritional losses, the current year attritional loss ratio decreased by 1.6 points due to a shift in the mix of business towards excess of loss business, which generally results lower loss ratios.

Incurred losses and LAE increased by 10.8% to $602.5 million for the six months ended June 30, 2013 compared to $544.0 million for the six months ended June 30, 2012, representing an increase of 1.8 loss ratio points, primarily due to higher current year attritional losses and unfavorable development on prior year catastrophe losses in 2013 compared to 2012. The current year attritional losses increased by $44.9 million due to the increases in premiums earned.  Prior year catastrophe losses for the six months ended June 30, 2013, were $16.1 million, or 1.7 points, and related primarily to Superstorm Sandy.  Current year catastrophe losses for the six month ended June 30, 2013 were $30.0 million, or 3.2 points, due to U.S. Storms ($25.0 million), Canadian floods ($2.5 million) and European floods ($2.5 million).  The $30.0 million of current year catastrophe losses for the six months ended June 30, 2012 represented 3.4 points and related primarily to U.S. storm losses.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees decreased by 19.3% to $75.4 million for the three months ended June 30, 2013 compared to $93.4 million for the three months ended June 30, 2012.  Commission, brokerage, taxes and fees decreased by 20.7% to $143.5 million for the six months ended June 30, 2013 compared to $180.9 million for the six months ended June 30, 2012.  The decreases were due primarily to the one-time impact of the termination of the Florida quota share reinsurance contract in the second quarter of 2012, as well as an increase in excess of loss business in 2013 which carries a lower commission than pro rata business.

Other Underwriting Expenses.  Other underwriting expenses were $44.3 million and $41.1 million for the three months ended June 30, 2013 and 2012, respectively, and $87.8 million and $80.6 million for the six months ended June 30, 2013 and 2012, respectively.  The increases in other underwriting expense were mainly due to higher compensation expenses.

Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $2.1 million and $1.7 million for the three months ended June 30, 2013 and 2012, respectively, and $3.8 million and $3.3 million for the six months ended June 30, 2013 and 2012, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $17.9 million and $12.7 million for the three months ended June 30, 2013 and 2012, respectively, and $30.5 million and $25.4 million for the six months ended June 30, 2013 and 2012, respectively.  The increases were primarily due to $7.3 million of amortization expense on remaining capitalized issuance costs, related to the redemption of the $329.9 million of trust preferred securities in May, 2013.

Income Tax Expense (Benefit).  Income tax expense was $38.2 million and $52.6 million for the three months ended June 30, 2013 and 2012, respectively, and $182.9 million and $131.0 million for the six months ended June 30, 2013 and 2012, respectively.  Our income tax is primarily a function of the statutory tax rates coupled with the impact from tax-preferenced investment income.  Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income.  The increase in tax expense for the three month period was mainly due to the increase in taxable income resulting from higher underwriting income, partially offset by lower net capital gains in 2013.  The increase in tax expense for the six month period was mainly due to the increase in taxable income resulting from higher underwriting income and net capital gains in 2013.  The income tax expense for the three and six months ended June 30, 2012 also reflect tax benefits of $9.3 million and $21.7 million, respectively, realized due to corrections of understatement in the deferred tax asset account.

Net Income (Loss).
Our net income was $85.3 million and $125.7 million for the three months ended June 30, 2013 and 2012, respectively, and $370.9 million and $340.4 million for the six months ended June 30, 2013 and 2012, respectively.  The variance was primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio decreased by 5.0 points to 92.6% for the three months ended June 30, 2013 compared to 97.6% for the three months ended June 30, 2012 and decreased by 3.4 points to 88.9% for the six months ended June 30, 2013 compared to 92.3% for the six months ended June 30, 2012.  The loss ratio component increased 1.1 points for the three months ended June 30, 2013, over the same period last year primarily due to the $15.0 million increase in current year catastrophe losses, which added 2.7 points to the loss ratio.  The loss ratio increased 1.8 points for the six months ended June 30, 2013 over the same period last year primarily due to the variance of prior year development on catastrophe losses in 2013 compared to 2012 of 2.1 points.  The commission and brokerage ratio components decreased 5.9 points and 5.4 points for the three and six months ended June 30, 2013, respectively, due to an increase in excess of loss business which carries a lower commission than pro rata business and the one-time impact of the termination of the Florida quota share reinsurance contract in the second quarter of 2012.  The other underwriting expense ratio component remained relatively flat compared to the same periods last year.

Stockholder's Equity.
Stockholder's equity increased by $286.7 million to $3,765.3 million at June 30, 2013 from $3,478.6 million at December 31, 2012, principally as a result of $370.9 million of net income, $6.1 million of share-based compensation transactions and $2.7 million of net benefit plan obligation adjustments, partially offset by $85.7 million of net unrealized depreciation on investments and $7.2 million of net foreign currency translation adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income increased 10.1% to $81.7 million for the three months ended June 30, 2013 compared to $74.2 million for the three months ended June 30, 2012 and increased 2.0% to $158.6 million for the six months ended June 30, 2013 compared to $155.4 million for the six months ended June 30, 2012.  The increases were primarily due to increases in limited partnerships.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2013	2012	2013	2012
Fixed maturities	$53.4	$54.0	$107.3	$108.8
Equity securities	11.1	10.1	18.8	20.4
Short-term investments and cash	0.1	0.3	0.4	0.4
Other invested assets
Limited partnerships	14.2	9.2	25.5	20.8
Dividends from Parent's shares	4.7	4.6	9.3	9.3
Other	1.9	(0.5)	4.3	1.0
Gross investment income before adjustments	85.4	77.7	165.6	160.8
Funds held interest income (expense)	1.0	0.9	3.4	2.9
Gross investment income	86.4	78.7	169.1	163.7
Investment expenses	(4.7)	(4.5)	(10.5)	(8.3)
Net investment income	$81.7	$74.2	$158.6	$155.4

(Some amounts may not reconcile due to rounding)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	June 30,	December 31,
	2013	2012
Imbedded pre-tax yield of cash and invested assets	3.3%	3.4%
Imbedded after-tax yield of cash and invested assets	2.4%	2.4%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Annualized pre-tax yield on average cash and invested assets	4.0%	3.6%	3.8%	3.8%
Annualized after-tax yield on average cash and invested assets	2.8%	2.7%	2.8%	2.8%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2013	2012	Variance	2013	2012	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$4.6	$3.6	$1.0	$8.3	$7.2	$1.1
Losses	(4.4)	(1.2)	(3.2)	(6.0)	(3.3)	(2.7)
Total	0.2	2.4	(2.2)	2.3	3.9	(1.6)

Fixed maturity securities, fair value
Gains	0.3	0.1	0.2	0.4	5.5	(5.1)
Losses	(0.1)	(0.2)	0.1	(0.3)	(0.4)	0.1
Total	0.2	(0.2)	0.4	0.1	5.0	(4.9)

Equity securities, fair value
Gains	20.5	1.0	19.5	29.4	27.8	1.6
Losses	(4.6)	(3.4)	(1.2)	(5.4)	(7.9)	2.5
Total	15.9	(2.4)	18.3	24.0	19.9	4.1

Total net realized gains (losses) from sales
Gains	25.4	4.7	20.7	38.1	40.5	(2.4)
Losses	(9.1)	(4.8)	(4.3)	(11.7)	(11.6)	(0.1)
Total	16.3	(0.1)	16.4	26.4	28.9	(2.5)

Other than temporary impairments:	-	(0.5)	0.5	-	(6.1)	6.1

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	(1.7)	(1.7)	-	(1.6)	1.3	(2.9)
Equity securities, fair value	16.4	(21.7)	38.1	122.5	46.1	76.4
Other invested assets, fair value	(15.5)	106.7	(122.2)	178.0	188.6	(10.6)
Total	(0.8)	83.2	(84.0)	298.9	236.0	62.9

Total net realized gains (losses)	$15.5	$82.6	$(67.1)	$325.3	$258.7	$66.6

(Some amounts may not reconcile due to rounding)

Net realized capital gains were $15.5 million and $82.6 million for the three months ended June 30, 2013 and 2012, respectively.  For the three months ended June 30, 2013, we recorded $16.3 million of net realized capital gains from sales of fixed maturity and equity securities and $0.8 million of losses due to fair value re-measurements on fixed maturity, equity securities and other invested assets.  The fixed maturity and equity sales for the three months ended June 30, 2013 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.  For the three months ended June 30, 2012, we recorded $83.2 million of gains due to fair value re-measurements on fixed maturity, equity securities and other invested assets, partially offset by $0.5 million of other-than-temporary impairments on fixed maturity securities and $0.1 million of net realized capital losses from sales of fixed maturity and equity securities.

Net realized capital gains were $325.3 million and $258.7 million for the six months ended June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013, we recorded $298.9 million of gains due to fair value re-measurements on fixed maturity, equity securities and other invested assets and $26.4 million of net realized capital gains from sales of fixed maturity and equity securities.  The fixed maturity and equity sales for the six months ended June 30, 2013 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.  For the six months ended June 30, 2012, we recorded $236.0 million of gains due to fair value re-measurements on fixed maturity, equity securities and other invested assets and $28.9 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $6.1 million of other-than-temporary impairments on fixed maturity securities.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Gross written premiums	$418.4	$135.5	$282.9	208.8%	$853.2	$505.0	$348.2	69.0%
Net written premiums	215.8	68.2	147.7	216.7%	433.5	255.4	178.1	69.7%

Premiums earned	$199.3	$164.1	$35.1	21.4%	$396.2	$348.0	$48.2	13.8%
Incurred losses and LAE	137.1	103.5	33.6	32.5%	238.3	213.2	25.1	11.7%
Commission and brokerage	38.5	54.7	(16.1)	-29.5%	76.7	99.8	(23.2)	-23.2%
Other underwriting expenses	10.0	10.0	-	-0.3%	20.5	20.8	(0.2)	-1.2%
Underwriting gain (loss)	$13.6	$(4.0)	$17.6	NM	$60.7	$14.2	$46.5	NM

				Point Chg				Point Chg
Loss ratio	68.8%	63.0%		5.8	60.1%	61.3%		(1.2)
Commission and brokerage ratio	19.3%	33.3%		(14.0)	19.4%	28.7%		(9.3)
Other underwriting expense ratio	5.1%	6.1%		(1.0)	5.2%	5.9%		(0.7)
Combined ratio	93.2%	102.4%		(9.2)	84.7%	95.9%		(11.2)

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 208.8% to $418.4 million for the three months ended June 30, 2013 from $135.5 million for the three months ended June 30, 2012, primarily due to the impact of a large Florida quota share reinsurance contract, new business opportunities, particularly for contracts with catastrophe exposed risks and higher subject premium on casualty quota share business as rates began to rise in these markets.  Excluding the impact of the Florida quota share reinsurance contract, gross written premiums increased 15.6%.  Net written premiums increased 216.7% to $215.8 million for the three months ended June 30, 2013 compared to $68.2 million for the three months ended June 30, 2012, which is in line with the increase in gross written premiums.  Premiums earned increased 21.4% to $199.3 million for the three months ended June 30, 2013 compared to $164.1 million for the three months ended June 30, 2012.  Premiums earned were not impacted by the Florida quota share reinsurance contract that affected written premiums.  The change in premiums earned was relatively comparable to the increase in net written premiums, excluding the Florida quota share reinsurance contract.

Gross written premiums increased by 69.0% to $853.2 million for the six months ended June 30, 2013 from $505.0 million for the six months ended June 30, 2012, primarily due to the impact of a large Florida quota share reinsurance contract, new business opportunities, particularly for contracts with catastrophe exposed risks and higher subject premium on casualty quota share business as rates began to rise in these markets.  Excluding the impact of the Florida quota share reinsurance contract, gross written premiums increased 16.7%.  Net written premiums increased 69.7% to $433.5 million for the six months ended June 30, 2013 compared to $255.4 million for the six months ended June 30, 2012, which is in line with the increase in gross written premiums.  Premiums earned increased 13.8% to $396.2 million for the six months ended June 30, 2013 compared to $348.0 million for the six months ended June 30, 2012.  Premiums earned were not impacted by the Florida quota share reinsurance contract that affected the written premiums.  The change in premiums earned was relatively comparable to the increase in net written premiums, excluding the Florida quota share reinsurance contract.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$103.9	52.1%		$5.7	2.9%		$109.6	55.0%
Catastrophes	27.5	13.8%		-	0.0%		27.5	13.8%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$131.4	65.9%		$5.7	2.9%		$137.1	68.8%

2012
Attritional	$82.9	50.6%		$8.3	5.0%		$91.2	55.6%
Catastrophes	15.0	9.1%		(2.7)	-1.7%		12.3	7.4%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$97.9	59.7%		$5.6	3.3%		$103.5	63.0%

Variance 2013/2012
Attritional	$21.0	1.5	pts	$(2.6)	(2.1)	pts	$18.4	(0.6)	pts
Catastrophes	12.5	4.7	pts	2.7	1.7	pts	15.2	6.4	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$33.5	6.2	pts	$0.1	(0.4)	pts	$33.6	5.8	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$192.2	48.5%		$3.4	0.9%		$195.6	49.4%
Catastrophes	27.5	6.9%		15.2	3.8%		42.7	10.7%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$219.7	55.4%		$18.6	4.7%		$238.3	60.1%

2012
Attritional	$177.6	51.1%		$12.6	3.6%		$190.2	54.7%
Catastrophes	30.0	8.6%		(7.1)	-2.0%		22.9	6.6%
A&E	-	0.0%		0.1	0.0%		0.1	0.0%
Total segment	$207.6	59.7%		$5.6	1.6%		$213.2	61.3%

Variance 2013/2012
Attritional	$14.6	(2.6)	pts	$(9.2)	(2.7)	pts	$5.4	(5.3)	pts
Catastrophes	(2.5)	(1.7)	pts	22.3	5.8	pts	19.8	4.1	pts
A&E	-	-	pts	(0.1)	-	pts	(0.1)	-	pts
Total segment	$12.1	(4.3)	pts	$13.0	3.1	pts	$25.1	(1.2)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased 32.5% to $137.1 million for the three months ended June 30, 2013 compared to $103.5 million for the three months ended June 30, 2012.  Current year catastrophe losses for the three months ended June 30, 2013 were $27.5 million due to U.S. Storms ($25.0 million) and the European floods ($2.5 million), compared to $15.0 million of current year catastrophe losses for the three months ended June 30, 2012, which related to U.S. tornadoes.  Current year attritional losses increased by $21.0 million primarily due to the increase in premiums earned.

Incurred losses increased 11.7% to $238.3 million for the six months ended June 30, 2013 compared to $213.2 million for the six months ended June 30, 2012.   Current year catastrophe losses for the six months ended June 30, 2013, were $27.5 million due to U.S. Storms ($25.0 million) and the European floods ($2.5 million), compared to $30.0 million of current year catastrophe losses for the six months ended June 30, 2012, which related to U.S. tornadoes.  Current year attritional losses increased by $14.6 million primarily due to the increase in premiums earned.  Despite the increase in current year attritional losses, the current year attritional loss ratio decreased 2.6 points due to the continued shift in business to excess of loss contracts which generally have lower attritional losses than pro rata contracts.

Segment Expenses.  Commission and brokerage decreased 29.5% to $38.5 million for the three months ended June 30, 2013 compared to $54.7 million for the three months ended June 30, 2012.  Commission and brokerage decreased 23.2% to $76.7 million for the six months ended June 30, 2013 compared to $99.8 million for the six months ended June 30, 2012.  These variances were primarily due to the impact of the termination of the large Florida quota share reinsurance contract in second quarter 2012 as well as the shift in the mix of business to contracts with lower commission rates.

Segment other underwriting expenses remained flat at $10.0 million for the three months ended June 30, 2013 and 2012.  Segment other underwriting expenses decreased slightly to $20.5 million for the six months ended June 30, 2013 from $20.8 million for the six months ended June 30, 2012.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Gross written premiums	$354.4	$349.7	$4.7	1.3%	$654.8	$630.2	$24.6	3.9%
Net written premiums	162.6	160.2	2.4	1.5%	296.3	296.5	(0.2)	-0.1%

Premiums earned	$151.1	$157.0	$(5.9)	-3.8%	$293.0	$304.8	$(11.8)	-3.9%
Incurred losses and LAE	89.9	97.9	(8.0)	-8.2%	172.0	162.5	9.5	5.8%
Commission and brokerage	31.2	37.0	(5.8)	-15.7%	59.3	68.7	(9.5)	-13.8%
Other underwriting expenses	7.7	6.5	1.1	17.1%	15.6	13.3	2.3	17.4%
Underwriting gain (loss)	$22.4	$15.6	$6.8	43.7%	$46.2	$60.3	$(14.1)	-23.3%

				Point Chg				Point Chg
Loss ratio	59.5%	62.3%		(2.8)	58.7%	53.3%		5.4
Commission and brokerage ratio	20.6%	23.6%		(3.0)	20.2%	22.6%		(2.4)
Other underwriting expense ratio	5.1%	4.2%		0.9	5.3%	4.3%		1.0
Combined ratio	85.2%	90.1%		(4.9)	84.2%	80.2%		4.0

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 1.3% to $354.4 million for the three months ended June 30, 2013 compared to $349.7 million for the three months ended June 30, 2012, primarily due to growth in Latin America business.  Net written premiums increased by 1.5% to $162.6 million for the three months ended June 30, 2013 compared to $160.2 million for the three months ended June 30, 2012, which is consistent with the change in gross written premiums.  Premiums earned decreased by 3.8% to $151.1 million for the three months ended June 30, 2013 compared to $157.0 million for the three months ended June 30, 2012.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 3.9% to $654.8 million for the six months ended June 30, 2013 compared to $630.2 million for the six months ended June 30, 2012, primarily due to growth in Latin America business.  Net written premiums decreased by 0.1% to $296.3 million for the six months ended June 30, 2013 compared to $296.5 million for the six months ended June 30, 2012, primarily due to the impact of changes in our affiliated quota share agreements.  Premiums earned decreased by 3.9% to $293.0 million for the six months ended June 30, 2013 compared to $304.8 million for the six months ended June 30, 2012.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$83.2	55.1%		$2.4	1.6%		$85.7	56.7%
Catastrophes	2.5	1.7%		1.7	1.1%		4.2	2.8%
Total segment	$85.7	56.8%		$4.1	2.7%		$89.9	59.5%

2012
Attritional	$93.8	59.7%		$3.1	1.9%		$96.8	61.6%
Catastrophes	-	0.0%		1.1	0.7%		1.1	0.7%
Total segment	$93.8	59.7%		$4.2	2.6%		$97.9	62.3%

Variance 2013/2012
Attritional	$(10.6)	(4.6)	pts	$(0.7)	(0.3)	pts	$(11.1)	(4.9)	pts
Catastrophes	2.5	1.7	pts	0.6	0.4	pts	3.1	2.1	pts
Total segment	$(8.1)	(2.9)	pts	$(0.1)	0.1	pts	$(8.0)	(2.8)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$170.4	58.1%		$(1.8)	-0.6%		$168.6	57.5%
Catastrophes	2.5	0.9%		0.9	0.3%		3.4	1.2%
Total segment	$172.9	59.0%		$(0.9)	-0.3%		$172.0	58.7%

2012
Attritional	$158.9	52.1%		$-	0.0%		$158.9	52.1%
Catastrophes	-	0.0%		3.6	1.2%		3.6	1.2%
Total segment	$158.9	52.1%		$3.6	1.2%		$162.5	53.3%

Variance 2013/2012
Attritional	$11.5	6.0	pts	$(1.8)	(0.6)	pts	$9.7	5.4	pts
Catastrophes	2.5	0.9	pts	(2.7)	(0.9)	pts	(0.2)	-	pts
Total segment	$14.0	6.9	pts	$(4.5)	(1.5)	pts	$9.5	5.4	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased 8.2% to $89.9 million for the three months ended June 30, 2013 compared to $97.9 million for the three months ended June 30, 2012, representing 2.8 loss ratio points.  Current year attritional losses decreased $10.6 million due primarily to the decrease in premiums earned.  Current year catastrophe losses were $2.5 million for the three months ended June 30, 2013, due to the Canadian floods.  There were no current catastrophe losses for the three months ended June 30, 2012.

Incurred losses and LAE increased 5.8% to $172.0 million for the six months ended June 30, 2013 compared to $162.5 million for the six months ended June 30, 2012, representing 5.4 loss ratio points.  Current year attritional losses increased $11.5 million, or 6.0 points, due primarily to the impact of changes in our affiliated quota share agreements and the effect of fluctuations in foreign currency.  Current year catastrophe losses were $2.5 million for the six months ended June 30, 2013, due to the Canadian floods.  There were no current catastrophe losses for the six months ended June 30, 2012.

Segment Expenses. Commission and brokerage decreased 15.7% to $31.2 million for the three months ended June 30, 2013 compared to $37.0 million for the three months ended June 30, 2012. Commission and brokerage decreased 13.8% to $59.3 million for the six months ended June 30, 2013 compared to $68.7 million for the six months ended June 30, 2012.  These decreases were mainly due to the shift in the mix of business towards property catastrophe and excess of loss business which have lower commission rates and the decrease in premiums earned.

Segment other underwriting expenses increased to $7.7 million for the three months ended June 30, 2013 compared to $6.5 million for the three months ended June 30, 2012.   Segment other underwriting expenses increased to $15.6 million for the six months ended June 30, 2013 compared to $13.3 million for the six months ended June 30, 2012.  These increases related primarily to higher compensation costs.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Gross written premiums	$307.6	$247.7	$59.9	24.2%	$556.1	$454.9	$101.2	22.2%
Net written premiums	153.2	111.1	42.1	37.9%	278.0	214.9	63.1	29.4%

Premiums earned	$139.6	$117.3	$22.3	19.0%	$248.8	$219.4	$29.5	13.4%
Incurred losses and LAE	106.9	92.2	14.7	16.0%	192.3	168.2	24.1	14.3%
Commission and brokerage	5.7	1.7	3.9	226.6%	7.6	12.3	(4.7)	-38.5%
Other underwriting expenses	26.6	24.5	2.1	8.5%	51.7	46.6	5.1	11.0%
Underwriting gain (loss)	$0.4	$(1.2)	$1.6	-137.6%	$(2.7)	$(7.7)	$5.0	-64.8%

				Point Chg				Point Chg
Loss ratio	76.6%	78.6%		(2.0)	77.3%	76.7%		0.6
Commission and brokerage ratio	4.1%	1.5%		2.6	3.0%	5.6%		(2.6)
Other underwriting expense ratio	19.0%	20.9%		(1.9)	20.8%	21.2%		(0.4)
Combined ratio	99.7%	101.0%		(1.3)	101.1%	103.5%		(2.4)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 24.2% to $307.6 million for the three months ended June 30, 2013 compared to $247.7 million for the three months ended June 30, 2012.  This increase was primarily driven by California workers compensation, crop and non-standard auto business.  Net written premiums increased 37.9% to $153.2 million for the three months ended June 30, 2013 compared to $111.1 million for the three months ended June 30, 2012.  The larger increase in net written premiums compared to gross written premiums is mainly due to less use of reinsurance in 2013, particularly on the crop business.  Premiums earned increased 19.0% to $139.6 million for the three months ended June 30, 2013 compared to $117.3 million for the three months ended June 30, 2012.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 22.2% to $556.1 million for the six months ended June 30, 2013 compared to $454.9 million for the six months ended June 30, 2012.  This increase was primarily driven by California workers compensation, crop and non-standard auto business.  Net written premiums increased 29.4% to $278.0 million for the six months ended June 30, 2013 compared to $214.9 million for the six months ended June 30, 2012.  The larger increase in net written premiums compared to gross written premiums is mainly due to less use of reinsurance in 2013, particularly on the crop business.  Premiums earned increased 13.4% to $248.8 million for the six months ended June 30, 2013 compared to $219.4 million for the six months ended June 30, 2012.  As with the quarter, the change in premiums earned in relation to net premiums written is due to timing.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$103.3	74.1%		$3.5	2.5%		$106.8	76.6%
Catastrophes	-	0.0%		0.1	0.0%		0.1	0.0%
Total segment	$103.3	74.1%		$3.6	2.5%		$106.9	76.6%

2012
Attritional	$89.4	76.2%		$2.8	2.4%		$92.2	78.6%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$89.4	76.2%		$2.8	2.4%		$92.2	78.6%

Variance 2013/2012
Attritional	$13.9	(2.1)	pts	$0.7	0.1	pts	$14.6	(2.0)	pts
Catastrophes	-	-	pts	0.1	-	pts	0.1	-	pts
Total segment	$13.9	(2.1)	pts	$0.8	0.1	pts	$14.7	(2.0)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$183.8	73.9%		$8.4	3.4%		$192.2	77.3%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$183.8	73.9%		$8.4	3.4%		$192.3	77.3%

2012
Attritional	$164.9	75.2%		$3.3	1.5%		$168.2	76.7%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$164.9	75.2%		$3.3	1.5%		$168.2	76.7%

Variance 2013/2012
Attritional	$18.9	(1.3)	pts	$5.1	1.9	pts	$24.0	0.6	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total segment	$18.9	(1.3)	pts	$5.1	1.9	pts	$24.1	0.6	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 16.0% to $106.9 million for the three months ended June 30, 2013 compared to $92.2 million for the three months ended June 30, 2012.  There were no current year catastrophe losses for the three months ended June 30, 2013 and 2012.  The variance resulted from a $13.9 million increase in current year attritional losses due to higher premiums earned, while the current year attritional loss ratio declined 2.1 points.

Incurred losses and LAE increased by 14.3% to $192.3 million for the six months ended June 30, 2013 compared to $168.2 million for the six months ended June 30, 2012.  There were no current year catastrophe losses for the six months ended June 30, 2013 and 2012.  The variance resulted from an $18.9 million increase in current year attritional losses due to higher premiums earned, while the current year attritional loss ratio was down 1.3 points.  The prior year loss development variance of $5.1 million, or 1.9 points, was primarily due to losses on the crop business from 2012’s severe weather conditions.

Segment Expenses. Commission and brokerage increased to $5.7 million for the three months ended June 30, 2013 compared to $1.7 million for the three months ended June 30, 2012.  The increase was driven by growth in premium earned.  Commission and brokerage decreased 38.5% to $7.6 million for the six months ended June 30, 2013 compared to $12.3 million for the six months ended June 30, 2012 due to growth in direct distribution business, which has lower acquisition costs and changes in our affiliated quota share agreements.

Segment other underwriting expenses increased to $26.6 million for the three months ended June 30, 2013 compared to $24.5 million for the same period in 2012.  Segment other underwriting expenses increased to $51.7 million for the six months ended June 30, 2013 compared to $46.6 million for the same period in 2012.  These increases were primarily due primarily to increased premiums earned and higher compensation costs.

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

Interest Rate Risk.  Our $8.9 billion investment portfolio, at June 30, 2013, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $802.7 million of mortgage-backed securities in the $5,413.7 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below display the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $368.7 million of short-term investments) for the periods indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates for mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At June 30, 2013
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$6,078.1	$5,935.8	$5,782.4	$5,616.4	$5,446.9
Market/Fair Value Change from Base (%)	5.1%	2.7%	0.0%	-2.9%	-5.8%
Change in Unrealized Appreciation
After-tax from Base ($)	$192.2	$99.7	$-	$(107.9)	$(218.0)

We had $7,868.2 million and $8,143.1 million of gross reserves for losses and LAE as of June 30, 2013 and December 31, 2012, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At June 30, 2013
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$980.2	$1,102.7	$1,225.2	$1,347.7	$1,470.2
After-tax Change in Fair/Market Value	(159.3)	(79.6)	-	79.6	159.3

Foreign Exchange Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Singapore and Canadian Dollars.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of June 30, 2013, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2012.

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

Dated: August 14, 2013