Form 10-Q
period 2013-09-30
EVEREST REINSURANCE HOLDINGS INC
filed 2013-11-14
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2013	Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3263609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer		Accelerated filer
Non-accelerated filer	X	Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At November 1, 2013
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2013 (unaudited) and
	December 31, 2012	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three and nine months ended September 30, 2013 and 2012 (unaudited)	2

	Consolidated Statements of Changes in Stockholder’s Equity for the three and
	nine months ended September 30, 2013 and 2012 (unaudited)	3

	Consolidated Statements of Cash Flows for the three and nine months ended
	September 30, 2013 and 2012 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operation	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	45

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Mine Safety Disclosures	46

Item 5.	Other Information	46

Item 6.	Exhibits	46

Part I

ITEM  1.  FINANCIAL STATEMENTS

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except par value per share)	2013	2012
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$5,289,978	$5,531,410
(amortized cost: 2013, $5,192,697; 2012, $5,289,619)
Fixed maturities - available for sale, at fair value	19,780	41,470
Equity securities - available for sale, at market value (cost: 2013, $15; 2012, $15)	16	13
Equity securities - available for sale, at fair value	1,268,150	1,199,848
Short-term investments	454,905	465,550
Other invested assets (cost: 2013, $397,287; 2012, $420,744)	397,287	420,744
Other invested assets, at fair value	1,413,381	1,068,711
Cash	406,873	347,720
Total investments and cash	9,250,370	9,075,466
Accrued investment income	53,783	54,914
Premiums receivable	1,381,221	1,001,267
Reinsurance receivables - unaffiliated	714,985	650,261
Reinsurance receivables - affiliated	3,084,968	2,976,992
Funds held by reinsureds	173,882	161,694
Deferred acquisition costs	107,386	97,522
Prepaid reinsurance premiums	688,716	557,460
Deferred tax asset	47,922	214,175
Income taxes recoverable	29,890	61,244
Other assets	355,541	236,955
TOTAL ASSETS	$15,888,664	$15,087,950

LIABILITIES:
Reserve for losses and loss adjustment expenses	$7,716,376	$8,143,055
Unearned premium reserve	1,353,444	1,093,822
Funds held under reinsurance treaties	90,804	90,079
Losses in the course of payment	597,080	179,774
Commission reserves	46,137	39,324
Other net payable to reinsurers	1,163,574	900,794
5.4% Senior notes due 10/15/2014	249,945	249,907
6.6% Long term notes due 5/1/2067	238,360	238,357
Junior subordinated debt securities payable	-	329,897
Accrued interest on debt and borrowings	12,092	4,781
Unsettled securities payable	40,398	48,830
Other liabilities	381,338	290,724
Total liabilities	11,889,548	11,609,344

Commitments and Contingencies (Note 6)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2013 and 2012)	-	-
Additional paid-in capital	348,899	340,223
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $44,173 at 2013 and $99,544 at 2012	82,035	184,867
Retained earnings	3,568,182	2,953,516
Total stockholder's equity	3,999,116	3,478,606
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$15,888,664	$15,087,950

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$523,521	$427,112	$1,461,549	$1,299,293
Net investment income	68,828	76,342	227,433	231,790
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	-	(486)	-	(6,627)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	208,426	96,429	533,758	361,300
Total net realized capital gains (losses)	208,426	95,943	533,758	354,673
Other income (expense)	5,012	425	5,095	19,599
Total revenues	805,787	599,822	2,227,835	1,905,355

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	307,121	242,877	909,661	786,851
Commission, brokerage, taxes and fees	71,560	70,464	215,047	251,320
Other underwriting expenses	48,945	45,938	136,751	126,551
Corporate expenses	1,516	2,019	5,353	5,317
Interest, fee and bond issue cost amortization expense	7,466	12,682	38,010	38,061
Total claims and expenses	436,608	373,980	1,304,822	1,208,100

INCOME (LOSS) BEFORE TAXES	369,179	225,842	923,013	697,255
Income tax expense (benefit)	125,426	69,857	308,347	200,893

NET INCOME (LOSS)	$243,753	$155,985	$614,666	$496,362

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(7,102)	18,036	(91,289)	23,511
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	(1,124)	261	(2,640)	1,696
Total URA(D) on securities arising during the period	(8,226)	18,297	(93,929)	25,207
Foreign currency translation adjustments	(5,839)	15,301	(13,064)	12,737
Pension adjustments	1,470	1,199	4,161	3,166
Total other comprehensive income (loss), net of tax	(12,595)	34,797	(102,832)	41,110

COMPREHENSIVE INCOME (LOSS)	$231,158	$190,782	$511,834	$537,472

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share amounts)	2013	2012	2013	2012
	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$346,279	$336,813	$340,223	$333,416
Share-based compensation plans	2,620	1,665	8,676	5,062
Balance, end of period	348,899	338,478	348,899	338,478

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	94,630	181,103	184,867	174,790
Net increase (decrease) during the period	(12,595)	34,797	(102,832)	41,110
Balance, end of period	82,035	215,900	82,035	215,900

RETAINED EARNINGS:
Balance, beginning of period	3,324,429	2,773,564	2,953,516	2,433,187
Net income (loss)	243,753	155,985	614,666	496,362
Balance, end of period	3,568,182	2,929,549	3,568,182	2,929,549

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$3,999,116	$3,483,927	$3,999,116	$3,483,927

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$243,753	$155,985	$614,666	$496,362
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(185,115)	(233,296)	(382,658)	(129,749)
Decrease (increase) in funds held by reinsureds, net	285	2,646	(12,201)	(14,878)
Decrease (increase) in reinsurance receivables	(91,047)	(39,772)	(177,199)	(9,281)
Decrease (increase) in current income taxes	18,342	18,495	31,121	23,123
Decrease (increase) in deferred tax asset	111,002	22,640	221,625	136,264
Decrease (increase) in prepaid reinsurance premiums	(78,068)	(66,455)	(132,217)	28,866
Increase (decrease) in reserve for losses and loss adjustment expenses	(136,110)	(109,811)	(390,402)	(406,946)
Increase (decrease) in unearned premiums	140,204	98,935	263,018	(102,067)
Increase (decrease) in other net payable to reinsurers	147,164	220,948	264,061	263,498
Increase (decrease) in losses in course of payment	182,448	72,965	417,982	83,554
Change in equity adjustments in limited partnerships	(6,337)	(8,800)	(31,159)	(28,850)
Change in other assets and liabilities, net	19,626	(13,445)	7,875	75,310
Non-cash compensation expense	2,257	1,737	6,230	4,981
Amortization of bond premium (accrual of bond discount)	5,999	3,330	19,696	12,939
Amortization of underwriting discount on senior notes	14	13	41	38
Net realized capital (gains) losses	(208,426)	(95,943)	(533,758)	(354,673)
Net cash provided by (used in) operating activities	165,991	30,172	186,721	78,491

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	258,451	273,497	885,835	648,218
Proceeds from fixed maturities matured/called - available for sale, at fair value	-	1,300	7,213	1,300
Proceeds from fixed maturities sold - available for sale, at market value	124,460	114,610	465,084	290,911
Proceeds from fixed maturities sold - available for sale, at fair value	1,056	11,783	18,398	72,926
Proceeds from equity securities sold - available for sale, at fair value	95,174	85,277	450,020	377,157
Distributions from other invested assets	6,656	16,130	66,444	31,513
Cost of fixed maturities acquired - available for sale, at market value	(313,538)	(404,009)	(1,314,440)	(1,066,080)
Cost of fixed maturities acquired - available for sale, at fair value	(2,092)	(1,658)	(4,798)	(7,164)
Cost of equity securities acquired - available for sale, at fair value	(98,760)	(107,330)	(332,434)	(288,218)
Cost of other invested assets acquired	(3,320)	(20,065)	(11,828)	(43,831)
Net change in short-term investments	(86,361)	(58,681)	10,316	(216,270)
Net change in unsettled securities transactions	16,401	33,600	(15,982)	38,712
Net cash provided by (used in) investing activities	(1,873)	(55,546)	223,828	(160,826)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	363	(72)	2,446	81
Revolving credit borrowings	(40,000)	-	-	-
Net cost of junior subordinated debt securities maturing	-	-	(329,897)	-
Net cash provided by (used in) financing activities	(39,637)	(72)	(327,451)	81

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(9,240)	28,772	(23,945)	43,046

Net increase (decrease) in cash	115,241	3,326	59,153	(39,208)
Cash, beginning of period	291,632	305,733	347,720	348,267
Cash, end of period	$406,873	$309,059	$406,873	$309,059

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$(4,345)	$27,119	$49,050	$36,498
Interest paid	72	5,202	23,054	30,244

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2013 and 2012

1.  GENERAL

As used in this document, “Holdings” means Everest Reinsurance Holdings, Inc., a Delaware company and direct subsidiary of Everest Underwriting Group (Ireland) Limited (“Holdings Ireland”); “Group” means Everest Re Group, Ltd. (Holdings Ireland’s parent); “Bermuda Re” means Everest Reinsurance (Bermuda), Ltd., a subsidiary of Group; “Everest Re” means Everest Reinsurance Company and its subsidiaries, a subsidiary of Holdings (unless the context otherwise requires);  "Mt. Logan Re" means Mt. Logan Re Ltd., a subsidiary of Group; and the “Company” means Holdings and its subsidiaries.

2. BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2013 and 2012 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2012 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2012, 2011 and 2010 included in the Company’s most recent Form 10-K filing.

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

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At September 30, 2013
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$72,363	$661	$(756)	$72,268
Obligations of U.S. states and political subdivisions	992,891	46,388	(8,334)	1,030,945
Corporate securities	1,635,998	42,503	(17,706)	1,660,795
Asset-backed securities	42,470	1,232	-	43,702
Mortgage-backed securities
Commercial	41,205	4,673	-	45,878
Agency residential	710,550	7,706	(12,897)	705,359
Non-agency residential	1,002	114	(32)	1,084
Foreign government securities	704,528	31,473	(5,114)	730,887
Foreign corporate securities	991,690	23,870	(16,500)	999,060
Total fixed maturity securities	$5,192,697	$158,620	$(61,339)	$5,289,978
Equity securities	$15	$1	$-	$16

	At December 31, 2012
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$77,611	$1,448	$(869)	$78,190
Obligations of U.S. states and political subdivisions	1,214,990	78,096	(1,123)	1,291,963
Corporate securities	1,510,186	61,137	(6,471)	1,564,852
Asset-backed securities	44,070	2,417	-	46,487
Mortgage-backed securities
Commercial	45,157	7,534	(67)	52,624
Agency residential	672,724	12,722	(1,724)	683,722
Non-agency residential	1,933	429	(33)	2,329
Foreign government securities	732,277	51,461	(3,735)	780,003
Foreign corporate securities	990,671	46,850	(6,281)	1,031,240
Total fixed maturity securities	$5,289,619	$262,094	$(20,303)	$5,531,410
Equity securities	$15	$-	$(2)	$13

The $730,887 thousand of foreign government securities at September 30, 2013 included $88,003 thousand of European sovereign securities.  Approximately 55.4%, 14.1%, 11.6% and 7.3% of European Sovereign Securities represented securities held in the governments of France, the United Kingdom, Sweden and the Netherlands, respectively.  No other countries represented more than 5% of the European sovereign securities.  The Company held no sovereign securities of Portugal, Italy, Ireland, Greece or Spain at September 30, 2013.

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings into accumulated other comprehensive income (loss), on April 1, 2009.  As of September 30, 2013, all of the previously reclassified securities have either matured or have been sold.  The table below presents the pre-tax cumulative unrealized appreciation (depreciation) on those corporate securities, for the period indicated:

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

	At September 30, 2013		At December 31, 2012
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$419,286	$420,887	$329,474	$330,149
Due after one year through five years	2,322,907	2,377,714	2,380,093	2,462,430
Due after five years through ten years	997,420	1,005,613	1,008,653	1,064,579
Due after ten years	657,857	689,741	807,515	889,090
Asset-backed securities	42,470	43,702	44,070	46,487
Mortgage-backed securities
Commercial	41,205	45,878	45,157	52,624
Agency residential	710,550	705,359	672,724	683,722
Non-agency residential	1,002	1,084	1,933	2,329
Total fixed maturity securities	$5,192,697	$5,289,978	$5,289,619	$5,531,410

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(12,657)	$28,226	$(144,110)	$38,923
Fixed maturity securities, other-than-temporary impairment	-	(77)	(399)	(146)
Equity securities	1	-	2	3
Change in unrealized appreciation (depreciation), pre-tax	(12,656)	28,149	(144,507)	38,780
Deferred tax benefit (expense)	4,430	(9,879)	50,438	(13,624)
Deferred tax benefit (expense), other-than-temporary impairment	-	27	140	51
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$(8,226)	$18,297	$(93,929)	$25,207

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at September 30, 2013 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$17,873	$(194)	$8,828	$(562)	$26,701	$(756)
Obligations of U.S. states and political subdivisions	96,868	(8,117)	4,448	(217)	101,316	(8,334)
Corporate securities	613,499	(14,473)	43,444	(3,233)	656,943	(17,706)
Asset-backed securities	-	-	-	-	-	-
Mortgage-backed securities
Commercial	-	-	-	-	-	-
Agency residential	432,853	(12,252)	45,524	(645)	478,377	(12,897)
Non-agency residential	-	-	281	(32)	281	(32)
Foreign government securities	119,094	(2,446)	29,174	(2,668)	148,268	(5,114)
Foreign corporate securities	374,560	(12,669)	48,816	(3,831)	423,376	(16,500)
Total fixed maturity securities	$1,654,747	$(50,151)	$180,515	$(11,188)	$1,835,262	$(61,339)
Equity securities	-	-	-	-	-	-
Total	$1,654,747	$(50,151)	$180,515	$(11,188)	$1,835,262	$(61,339)

	Duration of Unrealized Loss at September 30, 2013 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$18,925	$(873)	$28,339	$(3,871)	$47,264	$(4,744)
Due in one year through five years	566,673	(7,859)	85,588	(5,112)	652,261	(12,971)
Due in five years through ten years	448,603	(12,477)	13,106	(831)	461,709	(13,308)
Due after ten years	187,693	(16,690)	7,677	(697)	195,370	(17,387)
Asset-backed securities	-	-	-	-	-	-
Mortgage-backed securities	432,853	(12,252)	45,805	(677)	478,658	(12,929)
Total fixed maturity securities	$1,654,747	$(50,151)	$180,515	$(11,188)	$1,835,262	$(61,339)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at September 30, 2013 were $1,835,262 thousand and $61,339 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at September 30, 2013, did not exceed 0.7% of the overall market value of the Company’s fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $50,151 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were primarily comprised of domestic and foreign corporate securities, agency residential mortgage-backed securities as well as state and municipal securities.  Of these unrealized losses, $37,846 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $11,188 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities as well as foreign government securities.  Of these unrealized losses, $10,532 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The gross unrealized depreciation for mortgage-backed securities included $32 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

Other invested assets, at fair value, is comprised of common shares of the Company’s ultimate parent, Group.  At September 30, 2013, the Company held 9,719,971 shares of Group representing 16.9% of the total outstanding shares.

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Fixed maturities	$52,098	$55,495	$159,363	$164,248
Equity securities	8,390	8,849	27,235	29,281
Short-term investments and cash	302	330	705	758
Other invested assets
Limited partnerships	6,569	9,096	32,109	29,940
Dividends from Parent's shares	4,666	4,666	13,997	13,997
Other	1,056	1,427	5,311	2,453
Gross investment income before adjustments	73,081	79,863	238,720	240,677
Funds held interest income (expense)	746	979	4,182	3,873
Gross investment income	73,827	80,842	242,902	244,550
Investment expenses	(4,999)	(4,500)	(15,469)	(12,760)
Net investment income	$68,828	$76,342	$227,433	$231,790

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

The Company had contractual commitments to invest up to an additional $64,342 thousand in limited partnerships at September 30, 2013.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2016.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Fixed maturity securities, market value:
Other-than-temporary impairments	$-	$(486)	$-	$(6,627)
Gains (losses) from sales	1,730	85	4,062	4,018
Fixed maturity securities, fair value:
Gains (losses) from sales	37	512	127	5,539
Gains (losses) from fair value adjustments	578	298	(1,004)	1,623
Equity securities, fair value:
Gains (losses) from sales	1,594	3,154	25,565	23,101
Gains (losses) from fair value adjustments	37,789	58,667	160,323	104,739
Other invested assets, fair value:
Gains (losses) from fair value adjustments	166,697	33,729	344,670	222,296
Short-term investment gains (losses)	1	(16)	15	(16)
Total net realized capital gains (losses)	$208,426	$95,943	$533,758	$354,673

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Proceeds from sales of fixed maturity securities	$125,516	$126,393	$483,482	$363,837
Gross gains from sales	3,446	2,704	12,123	15,371
Gross losses from sales	(1,679)	(2,107)	(7,934)	(5,814)

Proceeds from sales of equity securities	$95,174	$85,277	$450,020	$377,157
Gross gains from sales	3,746	5,204	33,151	33,005
Gross losses from sales	(2,152)	(2,050)	(7,586)	(9,904)

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.   No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at September 30, 2013 and December 31, 2012.

The Company internally manages a small public equity portfolio which had a fair value at September 30, 2013 of $76,901 thousand and all prices were obtained from publically published sources.

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

As of September 30, 2013 and December 31, 2012, all Level 3 fixed maturity securities, were priced using single non-binding broker quotes since prices for these securities were not provided by normal pricing service companies.  The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes.  The prices received from brokers are reviewed for reasonableness by the third party asset managers and the Company.

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

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$72,268	$-	$72,268	$-
Obligations of U.S. States and political subdivisions	1,030,945	-	1,030,945	-
Corporate securities	1,660,795	-	1,660,795	-
Asset-backed securities	43,702	-	39,375	4,327
Mortgage-backed securities
Commercial	45,878	-	45,878	-
Agency residential	705,359	-	705,359	-
Non-agency residential	1,084	-	1,080	4
Foreign government securities	730,887	-	730,887	-
Foreign corporate securities	999,060	-	998,578	482
Total fixed maturities, market value	5,289,978	-	5,285,165	4,813

Fixed maturities, fair value	19,780	-	19,780	-
Equity securities, market value	16	16	-	-
Equity securities, fair value	1,268,150	1,146,586	121,564	-
Other invested assets, fair value	1,413,381	1,413,381	-	-

There were no transfers between Level 1 and Level 2 for the nine months ended September 30, 2013.

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended September 30, 2013					Nine Months Ended September 30, 2013
	Asset-backed	Foreign	Non-agency	Agency		Asset-backed	Foreign	Non-agency	Agency
(Dollars in thousands)	Securities	Corporate	RMBS	RMBS	Total	Securities	Corporate	RMBS	RMBS	Total
Beginning balance	$4,832	$7,225	$323	$-	$12,380	$4,849	$11,421	$5	$29,398	$45,673
Total gains or (losses) (realized/unrealized)
Included in earnings	58	(4)	1	-	55	74	(655)	3	-	(578)
Included in other comprehensive income (loss)	(186)	51	-	-	(135)	(515)	(371)	(25)	-	(911)
Purchases, issuances and settlements	(377)	(1,751)	(1)	-	(2,129)	(397)	1,086	(72)	-	617
Transfers in and/or (out) of Level 3	-	(5,039)	(319)	-	(5,358)	316	(10,999)	93	(29,398)	(39,988)
Ending balance	$4,327	$482	$4	$-	$4,813	$4,327	$482	$4	$-	$4,813

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	Asset-backed	Foreign	Non-agency		Asset-backed	Foreign	Non-agency
(Dollars in thousands)	Securities	Corporate	RMBS	Total	Securities	Corporate	RMBS	Total
Beginning balance	$8,996	$7,383	$5	$16,384	$16,046	$2,536	$7	$18,589
Total gains or (losses) (realized/unrealized)
Included in earnings	56	(14)	1	43	111	(33)	3	81
Included in other comprehensive income (loss)	390	275	-	665	728	387	(2)	1,113
Purchases, issuances and settlements	(61)	(576)	(1)	(638)	4,407	6,640	(3)	11,044
Transfers in and/or (out) of Level 3	(1,789)	(2,122)	-	(3,911)	(13,700)	(4,584)	-	(18,284)
Ending balance	$7,592	$4,946	$5	$12,543	$7,592	$4,946	$5	$12,543

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-

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

(Dollars in thousands)	At September 30, 2013	At December 31, 2012
	$145,113	$144,628

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

(Dollars in thousands)	At September 30, 2013	At December 31, 2012
	$30,063	$29,132

7.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(10,927)	$3,824	$(7,102)	$(140,046)	$49,016	$(91,030)
URA(D) on securities - OTTI	-	-	-	(399)	140	(259)
Reclassification of net realized losses (gains) included in net income (loss)	(1,729)	606	(1,124)	(4,062)	1,422	(2,640)
Foreign currency translation adjustments	(8,982)	3,143	(5,839)	(20,098)	7,034	(13,064)
Benefit plan liability adjustments	-	-	-	-	-	-
Reclassification of benefit plan liability amortization included in net income (loss)	2,262	(792)	1,470	6,402	(2,241)	4,161
Total other comprehensive income (loss)	$(19,376)	$6,781	$(12,595)	$(158,203)	$55,371	$(102,832)

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) on securities - temporary	$27,825	$(9,739)	$18,086	$36,317	$(12,711)	$23,606
URA(D) on securities - OTTI	(77)	27	(50)	(146)	51	(95)
Reclassification of net realized losses (gains) included in net income (loss)	401	(140)	261	2,609	(913)	1,696
Foreign currency translation adjustments	23,540	(8,239)	15,301	19,596	(6,859)	12,737
Benefit plan liability adjustments	-	-	-	-	-	-
Reclassification of benefit plan liability amortization included in net income (loss)	1,844	(645)	1,199	4,871	(1,705)	3,166
Total other comprehensive income (loss)	$53,533	$(18,736)	$34,797	$63,247	$(22,137)	$41,110

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from accumulated other comprehensive income (“AOCI”) for the periods indicated:

	Three months ended	Nine months ended	Affected line item within the statements of
AOCI component	September 30, 2013	September 30, 2013	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$(1,729)	$(4,062)	Other net realized capital gains (losses)
	606	1,422	Income tax expense (benefit)
	$(1,124)	$(2,640)	Net income (loss)

Benefit plan liability	$2,262	$6,402	Other underwriting expenses
	(792)	(2,241)	Income tax expense (benefit)
	$1,470	$4,161	Net income (loss)

(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	At September 30,	At December 31,
(Dollars in thousands)	2013	2012

Beginning balance of URA (D) on securities	$157,163	$147,140
Current period change in URA (D) of investments - temporary	(93,670)	10,177
Current period change in URA (D) of investments - non-credit OTTI	(259)	(154)
Ending balance of URA (D) on securities	63,234	157,163

Beginning balance of foreign currency translation adjustments	90,215	83,185
Current period change in foreign currency translation adjustments	(13,064)	7,030
Ending balance of foreign currency translation adjustments	77,151	90,215

Beginning balance of benefit plans	(62,511)	(55,535)
Current period change in benefit plans	4,161	(6,976)
Ending balance of benefit plans	(58,350)	(62,511)

Ending balance of accumulated other comprehensive income (loss)	$82,035	$184,867

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875,000 thousand plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010, which at September 30, 2013, was $2,104,074 thousand.  As of September 30, 2013, the Company was in compliance with all Holdings Credit Facility covenants.

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

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At September 30, 2013				At December 31, 2012
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$150,000	$-			$150,000	$-
Total revolving credit borrowings		-				-
Total letters of credit		1,551		12/31/2013		1,551		12/31/2013

Total Citibank Holdings Credit Facility	$150,000	$1,551			$150,000	$1,551

The following table presents the costs incurred in connection with the Holdings Credit Facility for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Credit facility fees incurred	$72	$137	$250	$442

9.  TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to a non-affiliated ceding company.  At September 30, 2013, the total amount on deposit in the trust account was $189,799 thousand.

10.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				September 30, 2013		December 31, 2012
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$249,945	$259,498	$249,907	$266,390

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Interest expense incurred	$3,388	$3,387	$10,163	$10,161

11.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		September 30, 2013		December 31, 2012
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,360	$236,173	$238,357	$242,138

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

				September 30, 2013		December 31, 2012
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Amount Issued	Sheet Amount	Fair Value	Sheet Amount	Fair Value
6.20% Junior subordinated debt securities	03/29/2004	03/29/2034	$329,897	$-	$-	$329,897	$333,225

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

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Interest expense incurred	$-	$5,113	$8,181	$15,340

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

	Three Months Ended		Nine Months Ended
U.S. Reinsurance	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Gross written premiums	$532,324	$433,494	$1,385,482	$938,444
Net written premiums	257,085	219,884	690,547	475,271

Premiums earned	$225,231	$181,396	$621,430	$529,409
Incurred losses and LAE	102,506	108,153	340,799	321,397
Commission and brokerage	38,275	40,092	114,945	139,920
Other underwriting expenses	12,013	12,766	32,541	33,541
Underwriting gain (loss)	$72,437	$20,385	$133,145	$34,551

	Three Months Ended		Nine Months Ended
International	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Gross written premiums	$339,739	$248,459	$994,526	$878,637
Net written premiums	149,812	105,550	446,158	402,078

Premiums earned	$140,854	$121,611	$433,872	$426,419
Incurred losses and LAE	90,743	29,309	262,709	191,837
Commission and brokerage	27,932	19,692	87,195	88,432
Other underwriting expenses	8,722	8,246	24,319	21,532
Underwriting gain (loss)	$13,457	$64,364	$59,649	$124,618

	Three Months Ended		Nine Months Ended
Insurance	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Gross written premiums	$367,465	$328,930	$923,571	$783,872
Net written premiums	178,365	133,432	456,334	348,328

Premiums earned	$157,436	$124,105	$406,247	$343,465
Incurred losses and LAE	113,872	105,415	306,153	273,617
Commission and brokerage	5,353	10,680	12,907	22,968
Other underwriting expenses	28,210	24,926	79,891	71,478
Underwriting gain (loss)	$10,001	$(16,916)	$7,296	$(24,598)

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Underwriting gain (loss)	$95,895	$67,833	$200,090	$134,571
Net investment income	68,828	76,342	227,433	231,790
Net realized capital gains (losses)	208,426	95,943	533,758	354,673
Corporate expense	(1,516)	(2,019)	(5,353)	(5,317)
Interest, fee and bond issue cost amortization expense	(7,466)	(12,682)	(38,010)	(38,061)
Other income (expense)	5,012	425	5,095	19,599
Income (loss) before taxes	$369,179	$225,842	$923,013	$697,255

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Canada	$48,048	$33,891	$123,630	$109,166

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
25,000,000

As of September 30, 2013, Holdings held 9,719,971 common shares of Group, which it had purchased in the open market between February 1, 2007 and March 8, 2011.  The table below represents the total purchase price for these common shares purchased.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Dividends received	$4,666	$4,666	$13,997	$13,997

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

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Expenses incurred	$19,066	$20,700	$55,835	$57,073

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
(3) Amounts shown are Canadian dollars.

For premiums earned and losses incurred for the period January 1, 2002 through December 31, 2002, Everest Re, Everest National Insurance Company and Everest Security Insurance Company entered into an Excess of Loss Reinsurance Agreement with Bermuda Re, covering workers’ compensation losses occurring on and after January 1, 2002, as respect to new, renewal and in force policies effective on that date through December 31, 2002.  This agreement was commuted as of June 30, 2013. The table below represents Bermuda Re's liability limits for any losses per one occurrence.

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada for the periods indicated:

	Three Months Ended		Nine Months Ended
Bermuda Re	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Ceded written premiums	$567,033	$448,656	$1,553,615	$1,188,944
Ceded earned premiums	507,308	412,390	1,437,109	1,237,883
Ceded losses and LAE (a)	337,036	263,990	835,022	732,170

	Three Months Ended		Nine Months Ended
Everest International	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Ceded written premiums	$295	$361	$429	$1,055
Ceded earned premiums	336	583	750	2,550
Ceded losses and LAE	(630)	832	(1,233)	(744)

	Three Months Ended		Nine Months Ended
Everest Canada	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Assumed written premiums	$5,650	$4,170	$14,775	$12,813
Assumed earned premiums	4,807	3,963	12,196	11,329
Assumed losses and LAE	4,536	2,378	8,810	6,798

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

Effective February 27, 2013, Group established a new subsidiary, Mt. Logan Re, which is a Class 3 insurer based in Bermuda.  Effective July 1, 2013, Mt. Logan Re established separate segregated accounts for its business activity, which will invest in a diversified set of catastrophe exposures.

The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re and assumed by the Company from Mt. Logan Re.

	Three Months Ended		Nine Months Ended
Mt. Logan Re	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Ceded written premiums	$12,408	$-	$12,408	$-
Ceded earned premiums	10,471	-	10,471	-
Ceded losses and LAE	1,805	-	1,805	-

Assumed written premiums	1,735	-	1,735	-
Assumed earned premiums	1,735	-	1,735	-
Assumed losses and LAE	-	-	-	-

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

Catastrophe rates tend to fluctuate by global region, particularly areas recently impacted by large catastrophic events.  During the second and third quarters of 2013, Canada experienced historic flooding in Alberta and Toronto, which will likely result in higher future catastrophe rates.  Other recent catastrophe events that have led to higher regional rates were Superstorm Sandy in 2012 and the Australian and Thailand floods, the New Zealand earthquake and the earthquake and Tsunami in Japan during 2011.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(Dollars in millions)	2013	2012	(Decrease)	2013	2012	(Decrease)
Gross written premiums	$1,239.5	$1,010.9	22.6%	$3,303.6	$2,601.0	27.0%
Net written premiums	585.3	458.9	27.5%	1,593.0	1,225.7	30.0%

REVENUES:
Premiums earned	$523.5	$427.1	22.6%	$1,461.5	$1,299.3	12.5%
Net investment income	68.8	76.3	-9.8%	227.4	231.8	-1.9%
Net realized capital gains (losses)	208.4	95.9	117.2%	533.8	354.7	50.5%
Other income (expense)	5.0	0.4	NM	5.1	19.6	-74.0%
Total revenues	805.8	599.8	34.3%	2,227.8	1,905.4	16.9%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	307.1	242.9	26.5%	909.7	786.9	15.6%
Commission, brokerage, taxes and fees	71.6	70.5	1.6%	215.0	251.3	-14.4%
Other underwriting expenses	48.9	45.9	6.5%	136.8	126.6	8.1%
Corporate expense	1.5	2.0	-25.0%	5.4	5.3	0.7%
Interest, fee and bond issue cost amortization expense	7.5	12.7	-41.1%	38.0	38.1	-0.1%
Total claims and expenses	436.6	374.0	16.7%	1,304.8	1,208.1	8.0%

INCOME (LOSS) BEFORE TAXES	369.2	225.8	63.5%	923.0	697.3	32.4%
Income tax expense (benefit)	125.4	69.9	79.5%	308.3	200.9	53.5%
NET INCOME (LOSS)	$243.8	$156.0	56.3%	$614.7	$496.4	23.8%

RATIOS:			Point Change			Point Change
Loss ratio	58.7%	56.9%	1.8	62.2%	60.6%	1.6
Commission and brokerage ratio	13.7%	16.5%	(2.8)	14.7%	19.3%	(4.6)
Other underwriting expense ratio	9.3%	10.7%	(1.4)	9.4%	9.7%	(0.3)
Combined ratio	81.7%	84.1%	(2.4)	86.3%	89.6%	(3.3)

				At	At	Percentage
				September 30,	December 31,	Increase/
(Dollars in millions)				2013	2012	(Decrease)
Balance sheet data:
Total investments and cash				$9,250.4	$9,075.5	1.9%
Total assets				15,888.7	15,088.0	5.3%
Loss and loss adjustment expense reserves				7,716.4	8,143.1	-5.2%
Total debt				488.3	818.2	-40.3%
Total liabilities				11,889.5	11,609.3	2.4%
Stockholder's equity				3,999.1	3,478.6	15.0%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by 22.6% to $1,239.5 million for the three months ended September 30, 2013 compared to $1,010.9 million for the three months ended September 30, 2012, reflecting a $190.1 million, or 27.9%, increase in our reinsurance business and a $38.5 million, or 11.7% increase in our insurance business.  The increase in reinsurance premiums was mainly due to new business, increased participations on existing business and higher original rates on subject business.  The increase in insurance premiums was primarily due to the growth in California workers compensation, crop and non-

standard auto business.  Gross written premiums increased by 27.0% to $3,303.6 million for the nine months ended September 30, 2013 compared to $2,601.0 million for the nine months ended September 30, 2012, reflecting a $562.9 million, or 31.0%, increase in our reinsurance business and a $139.7 million, or 17.8% increase in our insurance business.  The increase in reinsurance premiums was mainly due to the impact of a Florida quota share reinsurance contract as well as new business, increased participations on existing business and higher original rates on subject business.  Excluding the large Florida quota share reinsurance contract, gross written premiums increased 16.9% and reinsurance premiums increased 16.5%, compared to the prior year nine-month period.  The increase in insurance premiums was primarily due to the growth in California workers compensation, crop and non-standard auto business.

Net written premiums increased 27.5% to $585.3 million for the three months ended September 30, 2013 compared to $458.9 million for the three months ended September 30, 2012 and increased 30.0% to $1,593.0 million for the nine months ended September 30, 2013 compared to $1,225.7 million for the nine months ended September 30, 2012, which is consistent with the increase in gross written premiums.  Premiums earned increased by 22.6% to $523.5 million for the three months ended September 30, 2013 compared to $427.1 million for the three months ended September 30, 2012, and increased by 12.5% to $1,461.5 million for the nine months ended September 30, 2013 compared to $1,299.3 million for the nine months ended September 30, 2012.  Unlike written premiums, premiums earned were not impacted by the Florida quota share reinsurance contract.  The change in premiums earned as compared to the change in net written premiums was primarily due to the impact of the Florida quota share reinsurance contract, which affected net written premiums but not premiums earned and due to timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income decreased by 9.8% to $68.8 million for the three months ended September 30, 2013 compared with net investment income of $76.3 million for the three months ended September 30, 2012 and decreased by 1.9% to $227.4 million for the nine months ended September 30, 2013 compared with net investment income of $231.8 million for the nine months ended September 30, 2012.  Net pre-tax investment income as a percentage of average invested assets was 3.4% for the three months ended September 30, 2013 compared to 3.7% for the three months ended September 30, 2012 and was 3.7% for the nine months ended September 30, 2013 compared to 3.8% for the nine months ended September 30, 2012.  The declines were primarily due to lower reinvestment rates and fluctuations in limited partnership income.

Net Realized Capital Gains (Losses). Net realized capital gains were $208.4 million and $95.9 million for the three months ended September 30, 2013 and 2012, respectively.  The $208.4 million was comprised of $205.1 million of gains from fair value re-measurements and $3.4 million of net realized capital gains from sales on our fixed maturity and equity securities.  The net realized capital gains of $95.9 million for the three months ended September 30, 2012 were the result of $92.7 million of gains from fair value re-measurements and $3.8 million of net realized capital gains from sales on our fixed maturity and equity securities, partially offset by $0.5 million of other-than-temporary impairments on our available for sale fixed maturity securities.

Net realized capital gains were $533.8 million and $354.7 million for the nine months ended September 30, 2013 and 2012, respectively.  Of the $533.8 million, there were $504.0 million of gains from fair value re-measurements and $29.8 million of net realized capital gains from sales on our fixed maturity and equity securities.  The net realized capital gains of $354.7 million for the nine months ended September 30, 2012 were the result of $328.7 million of gains from fair value re-measurements and $32.7 million of net realized capital gains from sales on our fixed maturity and equity securities, partially offset by $6.6 million of other-than-temporary impairments on our available for sale fixed maturity securities.

Other Income (Expense).  We recorded other income of $5.0 million and $5.1 million for the three and nine months ended September 30, 2013, respectively.  We recorded other income of $0.4 million and $19.6 million for the three and nine months ended September 30, 2012, respectively.  The changes were primarily due to fluctuations in currency exchange rates for the corresponding periods and fluctuations in the amortization of deferred gains on retroactive reinsurance agreements with affiliates.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following tables present our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional (a)	$311.5	59.6%		$(12.5)	-2.4%		$299.0	57.2%
Catastrophes	6.9	1.3%		1.2	0.2%		8.1	1.5%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$318.4	60.9%		$(11.3)	-2.2%		$307.1	58.7%

2012
Attritional (a)	$236.8	55.5%		$(4.0)	-0.9%		$232.8	54.6%
Catastrophes	12.5	2.9%		(2.4)	-0.6%		10.1	2.3%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$249.3	58.4%		$(6.4)	-1.5%		$242.9	56.9%

Variance 2013/2012
Attritional (a)	$74.7	4.1	pts	$(8.5)	(1.5)	pts	$66.2	2.6	pts
Catastrophes	(5.6)	(1.6)	pts	3.6	0.8	pts	(2.0)	(0.8)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$69.1	2.5	pts	$(4.9)	(0.7)	pts	$64.2	1.8	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional (a)	$857.9	58.7%		$(2.5)	-0.2%		$855.4	58.5%
Catastrophes	36.9	2.5%		17.3	1.2%		54.2	3.7%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$894.8	61.2%		$14.8	1.0%		$909.7	62.2%

2012
Attritional (a)	$738.3	56.9%		$11.9	0.9%		$750.2	57.8%
Catastrophes	42.5	3.3%		(5.9)	-0.5%		36.6	2.8%
A&E	-	0.0%		0.1	0.0%		0.1	0.0%
Total segment	$780.8	60.2%		$6.1	0.4%		$786.9	60.6%

Variance 2013/2012
Attritional (a)	$119.6	1.8	pts	$(14.4)	(1.1)	pts	$105.2	0.7	pts
Catastrophes	(5.6)	(0.8)	pts	23.2	1.7	pts	17.6	0.9	pts
A&E	-	-	pts	(0.1)	-	pts	(0.1)	-	pts
Total segment	$114.0	1.0	pts	$8.7	0.6	pts	$122.8	1.6	pts

(a) Attritional losses exclude catastrophe and Asbestos and Environmental ("A&E") losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 26.5% to $307.1 million for the three months ended September 30, 2013 compared to $242.9 million for the three months ended September 30, 2012, primarily due to an increase in current year attritional losses.  The current year attritional losses increased by $74.7 million primarily due to the increases in premiums earned.  Current year catastrophe losses for the three months ended September 30, 2013 were $6.9 million, or 1.3 points, related to Canadian floods ($6.9 million).  The $12.5 million of current year catastrophe losses for the three months ended September 30, 2012 represented 2.9 points and related to Hurricane Isaac.

Incurred losses and LAE increased by 15.6% to $909.7 million for the nine months ended September 30, 2013 compared to $786.9 million for the nine months ended September 30, 2012, representing an increase of 1.6 loss ratio points, primarily due to higher current year attritional losses and unfavorable development on prior year catastrophe losses in 2013 compared to 2012. The current year attritional losses increased by $119.6 million primarily due to the increases in premiums earned.  Prior year catastrophe losses for the nine months ended September 30, 2013, were $17.3 million, or 1.2 points, and related primarily to Superstorm Sandy.  Current year catastrophe losses for the nine month ended September 30, 2013 were $36.9 million, or 2.5 points, due to U.S. Storms ($25.0 million), Canadian floods ($9.4 million) and European floods ($2.5 million).  The $42.5 million of current year catastrophe losses for the nine months ended September 30, 2012 represented 3.3 points and related to U.S. storm losses ($30.0 million) and Hurricane Isaac ($12.5 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by 1.6% to $71.6 million for the three months ended September 30, 2013 compared to $70.5 million for the three months ended September 30, 2012.  The quarter over quarter change was primarily due to the increase in premiums earned, partially offset by an increase in excess of loss business in 2013 which carries a lower commission rate than pro rata business.  Commission, brokerage, taxes and fees decreased by 14.4% to $215.0 million for the nine months ended September 30, 2013 compared to $251.3 million for the nine months ended September 30, 2012.  The nine month decline was primarily due to the termination of the Florida quota share reinsurance contract in the second quarter of 2012 and an increase in excess of loss business in 2013 which carries a lower commission rate than pro rata business, partially offset by the increase in premiums earned.

Other Underwriting Expenses.  Other underwriting expenses were $48.9 million and $45.9 million for the three months ended September 30, 2013 and 2012, respectively, and $136.8 million and $126.6 million for the nine months ended September 30, 2013 and 2012, respectively.  The increases in other underwriting expense were mainly due to higher compensation expenses.

Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $1.5 million and $2.0 million for the three months ended September 30, 2013 and 2012, respectively, and $5.4 million and $5.3 million for the nine months ended September 30, 2013 and 2012, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $7.5 million and $12.7 million for the three months ended September 30, 2013 and 2012, respectively, and $38.0 million and $38.1 million for the nine months ended September 30, 2013 and 2012, respectively.  The decreases were primarily due to the redemption of the $329.9 million of trust preferred securities in May, 2013.  The year over year decrease was partially offset by $7.3 million of amortization expense on remaining capitalized issuance costs for the trust preferred securities.

Income Tax Expense (Benefit).  Income tax expense was $125.4 million and $69.9 million for the three months ended September 30, 2013 and 2012, respectively, and $308.3 million and $200.9 million for the nine months ended September 30, 2013 and 2012, respectively.  Our income tax is primarily a function of the statutory tax rates coupled with the impact from tax-preferenced investment income.  Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income.  In addition, the nine month income tax expense for September 30, 2012 reflect tax benefits of $21.7 million realized due to corrections of understatement in the deferred tax asset account and $11.2 million realized due to the closing of the IRS audit for 2007 and 2008 tax years.

Net Income (Loss).
Our net income was $243.8 million and $156.0 million for the three months ended September 30, 2013 and 2012, respectively, and $614.7 million and $496.4 million for the nine months ended September 30, 2013 and 2012, respectively.  The variance was primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio decreased by 2.4 points to 81.7% for the three months ended September 30, 2013 compared to 84.1% for the three months ended September 30, 2012 and decreased by 3.3 points to 86.3% for the nine months ended September 30, 2013 compared to 89.6% for the nine months ended September 30, 2012.  The loss ratio component increased 1.8 points for the three months ended September 30, 2013, over the same period last year primarily due to the $74.7 million increase in current year attritional losses, which added 4.1 points to the loss ratio.  The loss ratio increased 1.6 points for the nine months ended September 30, 2013 over the same period last year primarily due to higher current year attritional losses, which added 1.8 points to the loss ratio.  The commission and brokerage ratio components decreased 2.8 points and 4.6 points for the three and nine months ended September 30, 2013, respectively, due to an increase in excess of loss business which carries a lower commission than pro rata business and the termination of the Florida quota share reinsurance contract, which impacted the year over year variance.  The other underwriting expense ratio component decreased by 1.4 points and 0.3 points for the three and nine months ended September 30, 2013, respectively, primarily due to the increase in premiums earned.

Stockholder's Equity.
Stockholder's equity increased by $520.5 million to $3,999.1 million at September 30, 2013 from $3,478.6 million at December 31, 2012, principally as a result of $614.7 million of net income, $8.7 million of share-based compensation transactions and $4.2 million of net benefit plan obligation adjustments, partially offset by $93.9 million of net unrealized depreciation on investments and $13.1 million of net foreign currency translation adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income decreased 9.8% to $68.8 million for the three months ended September 30, 2013 compared to $76.3 million for the three months ended September 30, 2012 and decreased 1.9% to $227.4 million for the nine months ended September 30, 2013 compared to $231.8 million for the nine months ended September 30, 2012.  The decreases were primarily due to declines in income from our fixed maturities, reflective of declining reinvestment rates, and equities, due to the partial liquidation of some mutual funds and fluctuations in income from our limited partnerships.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2013	2012	2013	2012
Fixed maturities	$52.1	$55.5	$159.4	$164.2
Equity securities	8.4	8.8	27.2	29.3
Short-term investments and cash	0.3	0.3	0.7	0.8
Other invested assets
Limited partnerships	6.6	9.1	32.1	29.9
Dividends from Parent's shares	4.7	4.7	14.0	14.0
Other	1.1	1.4	5.3	2.5
Gross investment income before adjustments	73.1	79.9	238.7	240.7
Funds held interest income (expense)	0.7	1.0	4.2	3.9
Gross investment income	73.8	80.8	242.9	244.6
Investment expenses	(5.0)	(4.5)	(15.5)	(12.8)
Net investment income	$68.8	$76.3	$227.4	$231.8

(Some amounts may not reconcile due to rounding)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	September 30,	December 31,
	2013	2012
Imbedded pre-tax yield of cash and invested assets	3.3%	3.4%
Imbedded after-tax yield of cash and invested assets	2.4%	2.4%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Annualized pre-tax yield on average cash and invested assets	3.4%	3.7%	3.7%	3.8%
Annualized after-tax yield on average cash and invested assets	2.4%	2.7%	2.6%	2.8%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2013	2012	Variance	2013	2012	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$3.4	$2.0	$1.4	$11.7	$9.2	$2.5
Losses	(1.7)	(1.9)	0.2	(7.7)	(5.2)	(2.5)
Total	1.8	0.1	1.7	4.1	4.0	0.1

Fixed maturity securities, fair value
Gains	-	0.6	(0.6)	0.4	6.1	(5.7)
Losses	-	(0.2)	0.2	(0.3)	(0.6)	0.3
Total	-	0.5	(0.5)	0.1	5.5	(5.4)

Equity securities, fair value
Gains	3.8	5.2	(1.4)	33.2	33.0	0.2
Losses	(2.2)	(2.0)	(0.2)	(7.6)	(9.9)	2.3
Total	1.6	3.2	(1.6)	25.6	23.1	2.5

Total net realized gains (losses) from sales
Gains	7.2	7.9	(0.7)	45.3	48.4	(3.1)
Losses	(3.8)	(4.1)	0.3	(15.5)	(15.7)	0.2
Total	3.4	3.8	(0.4)	29.8	32.7	(2.9)

Other than temporary impairments:	-	(0.5)	0.5	-	(6.6)	6.6

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	0.6	0.3	0.3	(1.0)	1.6	(2.6)
Equity securities, fair value	37.8	58.6	(20.8)	160.3	104.7	55.6
Other invested assets, fair value	166.7	33.7	133.0	344.7	222.3	122.4
Total	205.1	92.7	112.4	504.0	328.7	175.3

Total net realized gains (losses)	$208.4	$95.9	$112.5	$533.8	$354.7	$179.1

(Some amounts may not reconcile due to rounding)

Net realized capital gains were $208.4 million and $95.9 million for the three months ended September 30, 2013 and 2012, respectively.  For the three months ended September 30, 2013, we recorded $205.1 million of gains due to fair value re-measurements on fixed maturity, equity securities and other invested assets and $3.4 million of net realized capital gains from sales of fixed maturity and equity securities.  The fixed maturity and equity sales for the three months ended September 30, 2013 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.  For the three months ended September 30, 2012, we recorded $92.7 million of gains due to fair value re-measurements on fixed maturity, equity securities and other invested assets and $3.8 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $0.5 million of other-than-temporary impairments on fixed maturity securities.

Net realized capital gains were $533.8 million and $354.7 million for the nine months ended September 30, 2013 and 2012, respectively.  For the nine months ended September 30, 2013, we recorded $504.0 million of gains due to fair value re-measurements on fixed maturity, equity securities and other invested assets and $29.8 million of net realized capital gains from sales of fixed maturity and equity securities.  The fixed maturity and equity sales for the nine months ended September 30, 2013 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.  For the nine months ended September 30, 2012, we recorded $328.7 million of gains due to fair value re-measurements on fixed maturity, equity securities and other invested assets and $32.7 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $6.6 million of other-than-temporary impairments on fixed maturity securities.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Gross written premiums	$532.3	$433.5	$98.8	22.8%	$1,385.5	$938.4	$447.0	47.6%
Net written premiums	257.1	219.9	37.2	16.9%	690.5	475.3	215.3	45.3%

Premiums earned	$225.2	$181.4	$43.8	24.2%	$621.4	$529.4	$92.0	17.4%
Incurred losses and LAE	102.5	108.2	(5.6)	-5.2%	340.8	321.4	19.4	6.0%
Commission and brokerage	38.3	40.1	(1.8)	-4.5%	114.9	139.9	(25.0)	-17.8%
Other underwriting expenses	12.0	12.8	(0.8)	-5.9%	32.5	33.5	(1.0)	-3.0%
Underwriting gain (loss)	$72.4	$20.4	$52.1	NM	$133.1	$34.6	$98.6	NM

				Point Chg				Point Chg
Loss ratio	45.5%	59.6%		(14.1)	54.8%	60.7%		(5.9)
Commission and brokerage ratio	17.0%	22.1%		(5.1)	18.5%	26.4%		(7.9)
Other underwriting expense ratio	5.3%	7.1%		(1.8)	5.3%	6.4%		(1.1)
Combined ratio	67.8%	88.8%		(21.0)	78.6%	93.5%		(14.9)

(NM, not meaningful.)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 22.8% to $532.3 million for the three months ended September 30, 2013 from $433.5 million for the three months ended September 30, 2012, primarily due to new business opportunities, particularly for contracts with catastrophe exposed risks and higher subject premium on casualty quota share business as rates began to rise in these markets.  Net written premiums increased 16.9% to $257.1 million for the three months ended September 30, 2013 compared to $219.9 million for the three months ended September 30, 2012, which is in line with the increase in gross written premiums.  Premiums earned increased 24.2% to $225.2 million for the three months ended September 30, 2013 compared to $181.4 million for the three months ended September 30, 2012, which is in line with the increase in net written premiums.

Gross written premiums increased by 47.6% to $1,385.5 million for the nine months ended September 30, 2013 from $938.4 million for the nine months ended September 30, 2012, primarily due to the impact of a large Florida quota share reinsurance contract, new business opportunities, particularly for contracts with catastrophe exposed risks and higher subject premium on casualty quota share business as rates began to rise in these markets.  Excluding the impact of the Florida quota share reinsurance contract, gross written premiums increased 19.1%.  Net written premiums increased 45.3% to $690.5 million for the nine months ended September 30, 2013 compared to $475.3 million for the nine months ended September 30, 2012, which is in line with the increase in gross written premiums.  Premiums earned increased 17.4% to $621.4 million for the nine months ended September 30, 2013 compared to $529.4 million for the nine months ended September 30, 2012.  Premiums earned were not impacted by the Florida quota share reinsurance contract that affected the written premiums.  The change in premiums earned was relatively comparable to the increase in net written premiums, excluding the Florida quota share reinsurance contract.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$113.6	50.5%		$(12.0)	-5.3%		$101.6	45.2%
Catastrophes	0.1	0.0%		0.8	0.3%		0.9	0.3%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$113.7	50.5%		$(11.2)	-5.0%		$102.5	45.5%

2012
Attritional	$95.9	52.8%		$(4.3)	-2.4%		$91.6	50.4%
Catastrophes	12.5	6.9%		4.1	2.3%		16.6	9.2%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$108.4	59.7%		$(0.2)	-0.1%		$108.2	59.6%

Variance 2013/2012
Attritional	$17.7	(2.3)	pts	$(7.7)	(2.9)	pts	$10.0	(5.2)	pts
Catastrophes	(12.4)	(6.9)	pts	(3.3)	(2.0)	pts	(15.7)	(8.9)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$5.3	(9.2)	pts	$(11.0)	(4.9)	pts	$(5.6)	(14.1)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$305.9	49.2%		$(8.6)	-1.4%		$297.3	47.8%
Catastrophes	27.6	4.4%		15.9	2.6%		43.5	7.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$333.5	53.6%		$7.3	1.2%		$340.8	54.8%

2012
Attritional	$273.6	51.7%		$8.2	1.6%		$281.8	53.3%
Catastrophes	42.5	8.0%		(3.0)	-0.6%		39.5	7.4%
A&E	-	0.0%		0.1	0.0%		0.1	0.0%
Total segment	$316.1	59.7%		$5.3	1.0%		$321.4	60.7%

Variance 2013/2012
Attritional	$32.3	(2.5)	pts	$(16.8)	(3.0)	pts	$15.5	(5.5)	pts
Catastrophes	(14.9)	(3.6)	pts	18.9	3.2	pts	4.0	(0.4)	pts
A&E	-	-	pts	(0.1)	-	pts	(0.1)	-	pts
Total segment	$17.4	(6.1)	pts	$2.0	0.2	pts	$19.4	(5.9)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses decreased 5.2% to $102.5 million for the three months ended September 30, 2013 compared to $108.2 million for the three months ended September 30, 2012, primarily due to the decline in catastrophe losses and favorable development on prior year attritional losses, partially offset by an increase in current year attritional losses.  Current year catastrophe losses for the three months ended September 30, 2013 were $0.1 million due to Canadian floods ($0.1 million), compared to $12.5 million of current year catastrophe losses for the three months ended September 30, 2012, which related to Hurricane Isaac.  Favorable development on prior year attritional losses related primarily to the treaty casualty line of business.  Current year attritional losses increased by $17.7 million primarily due to the increase in premiums earned.  Despite the increase in current year attritional losses, the current year attritional loss ratio decreased 2.3 points due to the continued shift in business to excess of loss contracts which generally have lower attritional losses than pro rata contracts.

Incurred losses increased 6.0% to $340.8 million for the nine months ended September 30, 2013 compared to $321.4 million for the nine months ended September 30, 2012, primarily due to an increase in current year attritional losses and unfavorable development on prior year catastrophe losses, partially offset by a decline in current year catastrophe losses and favorable development on prior year attritional losses when comparing 2013 to 2012.  Current year attritional losses increased by $32.3 million primarily due to the increase in premiums earned.  Despite the increase in current year attritional losses, the current year attritional loss ratio decreased 2.5 points due to the continued shift in business to excess of loss contracts which generally have lower attritional losses than pro rata contracts.  Unfavorable development on prior year catastrophe losses was $15.9 million, primarily related to Superstorm Sandy ($11.0 million).  Current year catastrophe losses for the nine months ended September 30, 2013, were $27.6 million due to U.S. Storms ($25.0 million), European floods ($2.5 million) and Canadian floods ($0.1 million), compared to $42.5 million of current year catastrophe losses for the nine months ended September 30, 2012, which related to U.S. Storms ($30.0 million) and Hurricane Isaac ($12.5 million).  The favorable development on prior year attritional losses when comparing 2013 to 2012 was primarily due to the treaty casualty line of business.

Segment Expenses.  Commission and brokerage decreased 4.5% to $38.3 million for the three months ended September 30, 2013 compared to $40.1 million for the three months ended September 30, 2012.  The quarter over quarter variance was due to the shift in the mix of business to contracts with lower commission rates, partially offset by the impact from the increase in premiums earned.  Commission and brokerage decreased 17.8% to $114.9 million for the nine months ended September 30, 2013 compared to $139.9 million for the nine months ended September 30, 2012.  The year over year change was primarily due to the impact of the termination of the large Florida quota share reinsurance contract in the second quarter 2012 as well as the adoption of new accounting standards concerning the accounting for acquisition costs, which increased expenses in 2012, partially offset by the impact from the increase in premiums earned.

Segment other underwriting expenses decreased slightly to $12.0 million for the three months ended September 30, 2013 compared to $12.8 million for the three months ended September 30, 2012.  Segment other underwriting expenses decreased slightly to $32.5 million for the nine months ended September 30, 2013 from $33.5 million for the nine months ended September 30, 2012.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Gross written premiums	$339.7	$248.5	$91.3	36.7%	$994.5	$878.6	$115.9	13.2%
Net written premiums	149.8	105.6	44.3	41.9%	446.2	402.1	44.1	11.0%

Premiums earned	$140.9	$121.6	$19.2	15.8%	$433.9	$426.4	$7.5	1.7%
Incurred losses and LAE	90.7	29.3	61.4	209.6%	262.7	191.8	70.9	36.9%
Commission and brokerage	27.9	19.7	8.2	41.8%	87.2	88.4	(1.2)	-1.4%
Other underwriting expenses	8.7	8.2	0.5	5.8%	24.3	21.5	2.8	12.9%
Underwriting gain (loss)	$13.5	$64.4	$(50.9)	-79.1%	$59.6	$124.6	$(65.0)	-52.1%

				Point Chg				Point Chg
Loss ratio	64.4%	24.1%		40.3	60.6%	45.0%		15.6
Commission and brokerage ratio	19.8%	16.2%		3.6	20.1%	20.7%		(0.6)
Other underwriting expense ratio	6.2%	6.8%		(0.6)	5.6%	5.1%		0.5
Combined ratio	90.4%	47.1%		43.3	86.3%	70.8%		15.5

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 36.7% to $339.7 million for the three months ended September 30, 2013 compared to $248.5 million for the three months ended September 30, 2012, primarily due to growth in Latin America business.  Net written premiums increased by 41.9% to $149.8 million for the three months ended September 30, 2013 compared to $105.6 million for the three months ended September 30, 2012, which is consistent with the change in gross written premiums.  Premiums earned increased by 15.8% to $140.9 million for the three months ended September 30, 2013 compared to

$121.6 million for the three months ended September 30, 2012.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 13.2% to $994.5 million for the nine months ended September 30, 2013 compared to $878.6 million for the nine months ended September 30, 2012, primarily due to growth in Latin America business.  Net written premiums increased by 11.0% to $446.2 million for the nine months ended September 30, 2013 compared to $402.1 million for the nine months ended September 30, 2012, which is consistent with the change in gross written premiums.  Premiums earned increased by 1.7% to $433.9 million for the nine months ended September 30, 2013 compared to $426.4 million for the nine months ended September 30, 2012.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$85.1	60.4%		$(1.6)	-1.1%		$83.5	59.3%
Catastrophes	6.6	4.7%		0.6	0.4%		7.2	5.1%
Total segment	$91.7	65.1%		$(1.0)	-0.7%		$90.7	64.4%

2012
Attritional	$39.8	32.8%		$(4.0)	-3.3%		$35.8	29.5%
Catastrophes	-	0.0%		(6.5)	-5.4%		(6.5)	-5.4%
Total segment	$39.8	32.8%		$(10.5)	-8.7%		$29.3	24.1%

Variance 2013/2012
Attritional	$45.3	27.6	pts	$2.4	2.2	pts	$47.7	29.8	pts
Catastrophes	6.6	4.7	pts	7.1	5.8	pts	13.7	10.5	pts
Total segment	$51.9	32.3	pts	$9.5	8.0	pts	$61.4	40.3	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$255.5	59.0%		$(3.4)	-0.8%		$252.1	58.2%
Catastrophes	9.1	2.1%		1.5	0.3%		10.6	2.4%
Total segment	$264.6	61.1%		$(1.9)	-0.5%		$262.7	60.6%

2012
Attritional	$198.7	46.6%		$(4.0)	-0.9%		$194.7	45.7%
Catastrophes	-	0.0%		(2.9)	-0.7%		(2.9)	-0.7%
Total segment	$198.7	46.6%		$(6.9)	-1.6%		$191.8	45.0%

Variance 2013/2012
Attritional	$56.8	12.4	pts	$0.6	0.1	pts	$57.4	12.5	pts
Catastrophes	9.1	2.1	pts	4.4	1.0	pts	13.5	3.1	pts
Total segment	$65.9	14.5	pts	$5.0	1.1	pts	$70.9	15.6	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased 209.6% to $90.7 million for the three months ended September 30, 2013 compared to $29.3 million for the three months ended September 30, 2012, representing 40.3 loss ratio points.  Current year attritional losses increased by $45.3 million, or 27.6 points, due primarily to the increase in premiums earned, the impact of changes in our affiliated quota share agreements and the effect of fluctuations in foreign currency.  Current year catastrophe losses were $6.6 million for the three months ended September 30, 2013, due to the Canadian floods ($6.6 million).  There were no current catastrophe losses for the three months ended September 30, 2012.

Incurred losses and LAE increased 36.9% to $262.7 million for the nine months ended September 30, 2013 compared to $191.8 million for the nine months ended September 30, 2012, representing 15.6 loss ratio points.  Current year attritional losses increased by $56.8 million, or 12.4 points, due primarily to the increase in premiums earned, the impact of changes in our affiliated quota share agreements and the effect of fluctuations in foreign currency.  Current year catastrophe losses were $9.1 million for the nine months ended September 30, 2013, due to the Canadian floods ($9.1 million).  There were no current catastrophe losses for the nine months ended September 30, 2012.

Segment Expenses. Commission and brokerage increased 41.8% to $27.9 million for the three months ended September 30, 2013 compared to $19.7 million for the three months ended September 30, 2012.  This increase was mainly due to the increase in premiums earned and the impact of changes in our affiliated quota share agreements.  Commission and brokerage decreased 1.4% to $87.2 million for the nine months ended September 30, 2013 compared to $88.4 million for the nine months ended September 30, 2012.  This decrease was mainly due to the shift in the mix of business towards property catastrophe and excess of loss business which have lower commission rates, partially offset by the increase in premiums earned.

Segment other underwriting expenses increased slightly to $8.7 million for the three months ended September 30, 2013 compared to $8.2 million for the three months ended September 30, 2012.   Segment other underwriting expenses increased to $24.3 million for the nine months ended September 30, 2013 compared to $21.5 million for the nine months ended September 30, 2012.  These increases related primarily to higher compensation costs.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Gross written premiums	$367.5	$328.9	$38.5	11.7%	$923.6	$783.9	$139.7	17.8%
Net written premiums	178.4	133.4	44.9	33.7%	456.3	348.3	108.0	31.0%

Premiums earned	$157.4	$124.1	$33.3	26.9%	$406.2	$343.5	$62.8	18.3%
Incurred losses and LAE	113.9	105.4	8.5	8.0%	306.2	273.6	32.5	11.9%
Commission and brokerage	5.4	10.7	(5.3)	-49.9%	12.9	23.0	(10.1)	-43.8%
Other underwriting expenses	28.2	24.9	3.3	13.2%	79.9	71.5	8.4	11.8%
Underwriting gain (loss)	$10.0	$(16.9)	$26.9	-159.1%	$7.3	$(24.6)	$31.9	-129.7%

				Point Chg				Point Chg
Loss ratio	72.3%	84.9%		(12.6)	75.4%	79.7%		(4.3)
Commission and brokerage ratio	3.4%	8.6%		(5.2)	3.2%	6.7%		(3.5)
Other underwriting expense ratio	17.9%	20.1%		(2.2)	19.6%	20.8%		(1.2)
Combined ratio	93.6%	113.6%		(20.0)	98.2%	107.2%		(9.0)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 11.7% to $367.5 million for the three months ended September 30, 2013 compared to $328.9 million for the three months ended September 30, 2012.  This increase was primarily driven by California workers compensation, crop and non-standard auto business.  Net written premiums increased 33.7% to $178.4 million for the three months ended September 30, 2013 compared to $133.4 million for the three months ended September 30, 2012.  The larger increase in net written premiums compared to gross written premiums is mainly due to less use of reinsurance in 2013, particularly on the crop business.  Premiums earned increased 26.9% to $157.4 million for the three months ended September 30, 2013 compared to $124.1 million for the three months ended September 30, 2012.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 17.8% to $923.6 million for the nine months ended September 30, 2013 compared to $783.9 million for the nine months ended September 30, 2012.  This increase was primarily driven by California workers compensation, crop and non-standard auto business.  Net written premiums increased 31.0% to $456.3 million for the nine months ended September 30, 2013 compared to $348.3 million for the nine months ended September 30, 2012.  The larger increase in net written premiums compared to gross written premiums is mainly due to less use of reinsurance in 2013, particularly on the crop business.  Premiums earned increased 18.3% to $406.2 million for the nine months ended September 30, 2013 compared to $343.5 million for the nine months ended September 30, 2012.  As with the quarter, the change in premiums earned in relation to net premiums written is due to timing.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$112.8	71.6%		$1.0	0.7%		$113.8	72.3%
Catastrophes	0.2	0.1%		(0.1)	-0.1%		0.1	0.0%
Total segment	$113.0	71.7%		$0.9	0.6%		$113.9	72.3%

2012
Attritional	$101.1	81.4%		$4.3	3.5%		$105.4	84.9%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$101.1	81.4%		$4.3	3.5%		$105.4	84.9%

Variance 2013/2012
Attritional	$11.7	(9.8)	pts	$(3.3)	(2.8)	pts	$8.4	(12.6)	pts
Catastrophes	0.2	0.1	pts	(0.1)	(0.1)	pts	0.1	-	pts
Total segment	$11.9	(9.7)	pts	$(3.4)	(2.9)	pts	$8.5	(12.6)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$296.6	73.0%		$9.5	2.3%		$306.1	75.3%
Catastrophes	0.2	0.1%		(0.1)	0.0%		0.1	0.1%
Total segment	$296.8	73.1%		$9.4	2.3%		$306.2	75.4%

2012
Attritional	$266.0	77.5%		$7.6	2.2%		$273.6	79.7%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$266.0	77.5%		$7.6	2.2%		$273.6	79.7%

Variance 2013/2012
Attritional	$30.6	(4.5)	pts	$1.9	0.1	pts	$32.5	(4.4)	pts
Catastrophes	0.2	0.1	pts	(0.1)	-	pts	0.1	0.1	pts
Total segment	$30.8	(4.4)	pts	$1.8	0.1	pts	$32.5	(4.3)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 8.0% to $113.9 million for the three months ended September 30, 2013 compared to $105.4 million for the three months ended September 30, 2012.  The variance resulted from a $11.7 million increase in current year attritional losses due primarily to higher premiums earned, while the current year attritional loss ratio declined 9.8 points, primarily reflecting lower losses on crop business.  Current year catastrophe losses were $0.2 million for the three months ended September 30, 2013, due to the Canadian floods ($0.2 million).  There were no current year catastrophe losses for the three months ended September 30, 2012.

Incurred losses and LAE increased by 11.9% to $306.2 million for the nine months ended September 30, 2013 compared to $273.6 million for the nine months ended September 30, 2012.  The variance resulted from an $30.6 million increase in current year attritional losses due to higher premiums earned, while the current year attritional loss ratio declined 4.5 points.  Current year catastrophe losses were $0.2 million for the nine months ended September 30, 2013, due to the Canadian floods ($0.2 million).  There were no current year catastrophe losses for the nine months ended September 30, 2012.

Segment Expenses. Commission and brokerage decreased to $5.4 million for the three months ended September 30, 2013 compared to $10.7 million for the three months ended September 30, 2012. Commission and brokerage decreased 43.8% to $12.9 million for the nine months ended September 30, 2013 compared to $23.0 million for the nine months ended September 30, 2012.  These decreases were primarily due to the impact of the adoption of new accounting standards concerning the accounting for acquisition costs, which increased in 2012 and changes in our affiliated quota share agreements.

Segment other underwriting expenses increased to $28.2 million for the three months ended September 30, 2013 compared to $24.9 million for the same period in 2012.  Segment other underwriting expenses increased to $79.9 million for the nine months ended September 30, 2013 compared to $71.5 million for the same period in 2012.  These increases were primarily due to increased premiums earned and higher compensation costs.

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

Interest Rate Risk.  Our $9.3 billion investment portfolio, at September 30, 2013, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $752.3 million of mortgage-backed securities in the $5,309.8 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below display the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $454.9 million of short-term investments) for the periods indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates for mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At September 30, 2013
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$6,061.6	$5,918.4	$5,764.7	$5,600.5	$5,433.8
Market/Fair Value Change from Base (%)	5.2%	2.7%	0.0%	-2.8%	-5.7%
Change in Unrealized Appreciation
After-tax from Base ($)	$193.0	$99.9	$-	$(106.7)	$(215.1)

We had $7,716.4 million and $8,143.1 million of gross reserves for losses and LAE as of September 30, 2013 and December 31, 2012, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At September 30, 2013
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,014.5	$1,141.3	$1,268.2	$1,395.0	$1,521.8
After-tax Change in Fair/Market Value	(164.9)	(82.4)	-	82.4	164.9

Foreign Exchange Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Singapore and Canadian Dollars.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of September 30, 2013, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2012.

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

Dated: November 14, 2013