Form 10-K
period 2013-12-31
EVEREST REINSURANCE HOLDINGS INC
filed 2014-03-21
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013

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

The aggregate market value on June 30, 2013, the last business day of the registrant’s most recently completed second quarter, of the voting stock held by non-affiliates of the registrant was zero.

At March 15, 2014, the number of shares outstanding of the registrant common shares was 1,000, all of which are owned by Everest Underwriting Group (Ireland) Limited, a wholly-owned direct subsidiary of Everest Re Group, Ltd.

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I of Form 10-K.

EVEREST REINSURANCE HOLDINGS, INC.

Table of Contents
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

The Company’s principal business, conducted through its operating segments, is the underwriting of reinsurance and insurance in the U.S. and international markets. The Company had gross written premiums, in 2013, of $4.4 billion, with approximately 72% representing reinsurance and 28% representing insurance.  Stockholder’s equity at December 31, 2013 was $4.2 billion. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company’s preferred reinsurance purchasing method.  The Company underwrites insurance principally through general agent relationships, brokers and surplus lines brokers.  Holdings’ active operating subsidiaries, excluding Mt. McKinley Insurance Company (“Mt. McKinley”), which is in runoff, are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.

Following is a summary of the Company’s operating subsidiaries:

•
Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states, the District of Columbia and Puerto Rico and is authorized to conduct reinsurance business in Canada, Singapore and Brazil. Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets.  Everest Re has engaged in reinsurance transactions with Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), Everest International Reinsurance, Ltd. (“Everest International”), Mt. Logan Re, Ltd. (“Mt. Logan Re”) and Everest Insurance Company of Canada (“Everest Canada”), which are affiliated companies, primarily driven by enterprise risk and capital management considerations under which business is transacted at market rates and terms.  At December 31, 2013 Everest Re had statutory surplus of $2.8 billion.

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

Capital Transactions.
The Company’s business operations are in part dependent on its financial strength and financial strength ratings, and the market’s perception of its financial strength.  The Company’s stockholder’s equity was $4,190.5 million and $3,478.6 million at December 31, 2013 and 2012, respectively. The Company possesses significant financial flexibility with access to the debt markets and, through its ultimate parent, equity markets, as a result of its perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.  The Company’s capital position remains strong, commensurate with its financial ratings and the Company has ample liquidity to meet its financial obligations for the foreseeable future.

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

On May 24, 2013, Holdings elected to redeem the $329.9 million of 6.2% junior subordinated debt securities.  As a result of the early redemption, the Company incurred pre-tax expense of $7.3 million related to the immediate amortization of the remaining capitalized issuance costs on the trust preferred securities.

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

All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies.  The ratings presented in the following table were in effect as of February 28, 2014.

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

Operating Subsidiary:	A.M. Best	Standard & Poor's	Moody's

Everest Re	A+ (Superior)	A+ (Strong)	A1 (upper-medium)
Everest National	A+ (Superior)	A+ (Strong)	Not Rated
Everest Indemnity	A+ (Superior)	Not Rated	Not Rated
Everest Security	A+ (Superior)	Not Rated	Not Rated
Mt. McKinley	Not Rated	Not Rated	Not Rated

A.M. Best states that the “A+” (“Superior”) rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing insurance policy and contract obligations based on A.M. Best’s comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile.  A.M. Best affirmed these ratings on July 25, 2013.  Standard & Poor’s states that the “A+” rating is assigned to those insurance companies which, in its opinion, have strong financial security characteristics with respect to their ability to pay under its insurance policies and contracts in accordance with their terms.  Standard & Poor’s affirmed these ratings on May 23, 2013.  Moody’s states that an “A1” rating is assigned to companies, that in their opinion, offer upper-medium grade security and are subject to low credit risk.

Subsidiaries other than Everest Re may not be rated by some or any rating agencies because such ratings are not considered essential by the individual subsidiary’s customers or because of the limited nature of the subsidiary’s operations.  In particular, Mt. McKinley is not rated because it is in run-off status.

Debt Ratings.
The following table shows the debt ratings by A.M. Best, Standard & Poor’s and Moody’s of the Holdings’ senior notes due October 15, 2014 and long term notes due May 1, 2067 both of which are considered investment grade.  Debt ratings are the rating agencies’ current assessment of the credit worthiness of an obligor with respect to a specific obligation.

	A.M. Best		Standard & Poor's		Moody's
Senior Notes	a-	(Strong)	A-	(Strong)	Baa1	(Medium Grade)
Long Term Notes	bbb	(Adequate)	BBB	(Adequate)	Baa2	(Medium Grade)

A debt rating of “a-” is assigned by A.M. Best where the issuer, in A.M. Best’s opinion, has a strong ability to meet the terms of the obligation.  A.M. Best assigns a debt rating in the “bbb” range where the issuer, in A.M. Best’s opinion, has adequate ability to meet the terms of the obligation.  Standard & Poor’s assigns a debt rating in the “A” range to issuers that exhibit strong capacity and willingness to meet its financial commitments on obligations as they come due.  A debt rating in the “BBB” range is assigned by Standard & Poor’s where the obligation exhibits adequate protection parameters although adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitment on the obligation.  According to Moody’s, a debt rating of “Baa” is assigned to issues that are considered medium-grade obligations and subject to moderate credit risk and as such may possess certain speculative characteristics.

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

Catastrophe rates tend to fluctuate by global region, particularly areas recently impacted by large catastrophic events.  During the second and third quarters of 2013, Canada experienced historic flooding in Alberta and Toronto, which will likely result in higher future catastrophe rates.  Although there were flooding and wind storm events in Europe and Asia in the latter part of 2013, the overall 2013 catastrophe losses for the industry were lower than average.  This lower level of losses, combined with increased competition is putting downward pressure on rates in certain geographical areas.

Overall, the Company believes that current marketplace conditions, particularly for catastrophe coverages, provide profit opportunities for it given our strong ratings, distribution system, reputation and expertise.  The Company continues to employ its strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in its overall portfolio.

Employees.
As of February 1, 2014, the Company employed 656 persons.  Management believes that employee relations are good.  None of the Company’s employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

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

Calendar year:	Pre-tax catastrophe losses
(Dollars in millions)
2013	$76.6
2012	235.8
2011	798.4
2010	267.1
2009	23.9

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

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2013	$44.6	decrease
2012	12.3	decrease
2011	14.8	decrease
2010	62.8	decrease
2009	70.0	decrease

The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential asbestos and environmental (“A&E”) liabilities.  At year end 2013, 5.3% of our gross reserves were comprised of A&E reserves.  A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage.  Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

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

Our active insurance company subsidiaries currently hold financial strength ratings assigned by third-party rating agencies which assess and rate the claims paying ability and financial strength of insurers and reinsurers. Our active subsidiaries carry an “A+” (“Superior”) rating from A.M. Best. Everest Re and Everest National hold an “A+” (“Strong”) rating from Standard & Poor’s. Everest Re holds an “A1” (“upper-medium”) rating from Moody’s.  Financial strength ratings are used by client companies and agents and brokers that place the business as an important means of assessing the financial strength and quality of reinsurers. A downgrade or withdrawal of any of these ratings might adversely affect our ability to market our insurance products and could have a material and adverse effect on future prospects for growth and profitability.

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

We have entered into affiliated whole account quota share reinsurance agreements for 2002 through 2013 and which continue for 2014 with Bermuda Re.  We believe that the terms, conditions and pricing of the quota share agreements reflect arm’s length market conditions.  In addition, we entered into a loss portfolio transfer agreement with Bermuda Re on October 1, 2008.  These affiliated reinsurance arrangements allow us to more effectively leverage our capital, expertise, distribution platform and market presence than our stand alone capital position would otherwise allow.

Percentage of ceded written premiums to gross written premiums	2013	2012	2011	2010	2009

Unaffiliated	5.0%	6.3%	5.0%	7.4%	6.0%
Affiliated	47.3%	46.3%	45.8%	41.1%	42.0%

Our affiliated quota share agreements reflect general reinsurance market terms and conditions and are negotiated on an arms’ length basis. As a result, there can be no assurance that these arrangements will continue beyond 2014. If the quota shares are not renewed, we may have to reduce our premium volume and we may be more exposed to reductions in net income from large losses.

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

According to Standard & Poor’s, we rank among the top ten global reinsurance groups, where  more than two-thirds of the market share is concentrated.  The worldwide net premium written by the Top 40 global reinsurance groups, for both life and non-life business, was estimated to be $185 billion in 2012 according to data compiled by Standard & Poor’s.  The leaders in this market are Munich Re, Swiss Re, Hannover Ruckversicherung AG, Berkshire Hathaway Inc., and syndicates at Lloyd’s.  Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships throughout the industry, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and the entry of alternative capital market products and vehicles provide additional sources of reinsurance and insurance capacity and increased competition.

We are dependent on our key personnel.

Our success has been, and will continue to be, dependent on our ability to retain the services of our existing key executive officers and to attract and retain additional qualified personnel in the future.  The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business.  Generally, we consider key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: Chairman, President and Chief Executive Officer, Dominic J. Addesso (age 60), Executive Vice President and Chief Financial Officer, Craig Howie (age 50), Executive Vice President and Chief Underwriting Officer of our operating subsidiaries, John P. Doucette (age 48) and Executive Vice President, General Counsel, Chief Compliance Officer and Secretary, Sanjoy Mukherjee (age 47).  Through Group and its affiliates, we have employment contracts with Mr. Addesso, Mr. Doucette and Mr. Mukherjee, which have been filed with the SEC and provide for terms of employment ending on December 31, 2016 for Mr. Addesso and September 1, 2016 for Mr. Doucette and Mr. Mukherjee.

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

	At
(Dollars in millions)	December 31, 2013	% of Total
Mortgage-backed securities
Commercial	$38.7	0.4%
Agency residential	697.4	7.3%
Non-agency residential	0.9	0.0%
Other asset-backed	39.6	0.4%
Total asset-backed	776.6	8.1%
Other fixed income	4,425.3	46.6%
Total fixed income, at market value	5,201.9	54.7%
Fixed maturities, at fair value	19.4	0.2%
Equity securities, at fair value	1,298.9	13.7%
Other invested assets, at market value	385.8	4.1%
Other invested assets, at fair value	1,515.1	16.0%
Cash and short-term investments	1,074.0	11.3%
Total investments and cash	$9,495.1	100.0%

We may experience foreign currency exchange losses that reduce our net income and capital levels.

Through our international operations, we conduct business in a variety of foreign (non-U.S.) currencies, principally the Canadian dollar and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our functional currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. In 2013, we wrote approximately 22.4% of our coverages in non-U.S. currencies; as of December 31, 2013, we maintained approximately 12.6% of our investment portfolio in investments denominated in non-U.S. currencies. During 2013, 2012 and 2011, the impact on our quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $12.1 million to a gain of $24.1 million.

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

As a result of the recent dislocation of the financial markets, Congress and the Presidential administration in the United States are implementing changes in the way the financial services industry is regulated.  Some of these changes are also impacting the insurance industry. For example, the United States Department of Treasury has recently established the Federal Insurance Office with the authority to monitor all aspects of the insurance sector, monitor the extent to which traditionally underserved communities and consumers have access to affordable non-health insurance products, to represent the United States on prudential aspects of international insurance matters, to assist with administration of the Terrorism Risk Insurance Program and to advise on important national and international insurance matters.  In addition, regulatory bodies in Europe are developing a new capital adequacy directive for insurers and reinsurers.  The future impact of such initiatives, if any, on our operation, net income (loss) or financial condition cannot be determined at this time.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.              PROPERTIES

Everest Re’s corporate offices are located in approximately 230,500 square feet of leased office space in Liberty Corner, New Jersey.  The Company’s other fourteen locations occupy a total of approximately 122,600 square feet, all of which are leased.  Management believes that the above described office space is adequate for its current and anticipated needs.

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

Market Information and Holder of Common Stock.
As of December 31, 2013, all of the Company’s common stock was owned by Holdings Ireland and was not publicly traded.

Dividend History and Restrictions.
The Company did not pay any dividends in 2013, 2012 and 2011.  The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition, business needs and growth objectives, capital and surplus requirements of its operating subsidiaries, regulatory restrictions, rating agency considerations and other factors.  As an insurance holding company, the Company is dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its stockholder.  The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law.  Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $2.8 billion at December 31, 2013, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner.  During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress.  Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of an insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year.  The maximum amount that is available for the payment of dividends by Everest Re in 2014 without prior regulatory approval is $538.2 million.

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

Catastrophe rates tend to fluctuate by global region, particularly areas recently impacted by large catastrophic events.  During the second and third quarters of 2013, Canada experienced historic flooding in Alberta and Toronto, which will likely result in higher future catastrophe rates.  Although there were flooding and wind storm events in Europe and Asia in the latter part of 2013, the overall 2013 catastrophe losses for the industry were lower than average.  This lower level of losses, combined with increased competitors is putting downward pressure on rates in certain geographical areas.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2013	2012	2011	2013/2012	2012/2011
Gross written premiums	$4,437.5	$3,569.4	$3,558.5	24.3%	0.3%
Net written premiums	2,117.4	1,691.6	1,754.0	25.2%	-3.6%

REVENUES:
Premiums earned	$2,006.4	$1,773.9	$1,793.9	13.1%	-1.1%
Net investment income	297.0	306.1	312.9	-3.0%	-2.2%
Net realized capital gains (losses)	723.1	391.7	(41.1)	84.6%	NM
Other income (expense)	(7.7)	12.1	(11.7)	-163.6%	-203.3%
Total revenues	3,018.8	2,483.9	2,053.9	21.5%	20.9%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,272.2	1,249.7	1,877.6	1.8%	-33.4%
Commission, brokerage, taxes and fees	293.9	310.7	338.7	-5.4%	-8.3%
Other underwriting expenses	193.5	170.6	154.3	13.4%	10.5%
Corporate expense	8.3	8.8	6.1	-5.7%	44.3%
Interest, fee and bond issue cost amortization expense	45.5	50.7	50.8	-10.4%	0.0%
Total claims and expenses	1,813.3	1,790.6	2,427.4	1.3%	-26.2%

INCOME (LOSS) BEFORE TAXES	1,205.5	693.3	(373.5)	73.9%	NM
Income tax expense (benefit)	407.2	173.0	(170.7)	135.4%	-201.4%
NET INCOME (LOSS)	$798.3	$520.3	$(202.8)	53.4%	NM

RATIOS:				Point Change
Loss ratio	63.4%	70.5%	104.7%	(7.1)	(34.2)
Commission and brokerage ratio	14.6%	17.5%	18.9%	(2.9)	(1.4)
Other underwriting expense ratio	9.7%	9.6%	8.6%	0.1	1.0
Combined ratio	87.7%	97.6%	132.2%	(9.9)	(34.6)

	At December 31,			Percentage Increase/ (Decrease)
(Dollars in millions)	2013	2012	2011	2013/2012	2012/2011
Balance sheet data:
Total investments and cash	$9,495.1	$9,075.5	$8,396.3	4.6%	8.1%
Total assets	15,548.3	15,088.0	14,349.2	3.1%	5.1%
Loss and loss adjustment expense reserves	7,653.2	8,143.1	8,290.6	-6.0%	-1.8%
Total debt	488.3	818.2	818.1	-40.3%	0.0%
Total liabilities	11,357.9	11,609.3	11,407.8	-2.2%	1.8%
Stockholder's equity	4,190.5	3,478.6	2,941.4	20.5%	18.3%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Revenues.
Premiums.
Gross written premiums increased by 24.3% to $4,437.5 million in 2013 compared to $3,569.4 million in 2012, reflecting a $676.5 million, or 26.8%, increase in our reinsurance business and a $191.6 million, or 18.3%, increase in our insurance business.  The increase in reinsurance premiums was mainly due to the impact of a Florida quota share reinsurance contract as well as new business, increased participations on existing business, and higher original rates on subject business.  Excluding the year over year impact of the large Florida quota share reinsurance contract, gross written premiums increased 16.9% and reinsurance premiums increased 16.4%, compared to the prior year.  The increase in insurance premiums was primarily due to the growth in California workers’ compensation, crop and non-standard auto business.  Net written premiums increased by 25.2% to $2,117.4 million in 2013 compared to $1,691.6 million in 2012, which is consistent with the increase in gross written premiums.  Premiums earned increased by 13.1% to $2,006.4 million in 2013, compared to $1,773.9 million in 2012.  Unlike written premiums, premiums earned were minimally impacted by the Florida quota share reinsurance contract.  The change in premiums earned was comparable to net written premiums, excluding the impact of the Florida quota share reinsurance contract.

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

Net Investment Income.  Net investment income decreased by 3.0% to $297.0 million in 2013 compared with net investment income of $306.1 million in 2012.  Net pre-tax investment income as a percentage of average invested assets was 3.6% in 2013 compared to 3.7% in 2012.  The declines were primarily due to lower reinvestment rates for the fixed maturities portfolio.

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

Net Realized Capital Gains (Losses). Net realized capital gains were $723.1 million and $391.7 million and net realized capital losses were $41.1 million in 2013, 2012 and 2011, respectively.  Of the $723.1 million, there were $687.6 million of gains from fair value re-measurements and $35.6 million of net realized capital gains from sales on our fixed maturity and equity securities.  The net realized capital gains of $391.7 million in 2012 were the result of $364.5 million of gains from fair value re-measurements and $33.9 million of net realized capital gains from sales on our fixed maturity and equity securities, partially offset by $6.6 million of other-than-temporary impairments on our available for sale fixed maturity securities.  The net realized capital losses of $41.1 million in 2011 were the result of $16.7 million of losses from fair value re-measurements, $14.5 million of other-than-temporary impairments on our available for sale fixed maturity securities and $9.9 million of net realized capital losses from sales on our fixed maturity and equity securities.

Other Income (Expense).  We recorded other expense of $7.7 million, other income of $12.1 million and other expense of $11.7 million in 2013, 2012 and 2011, respectively.  The changes were primarily due to fluctuations in currency exchange rates for the corresponding periods and fluctuations in the amortization of deferred gains on retroactive reinsurance agreements with affiliates.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional (a)	$1,167.6	58.2%		$27.9	1.4%		$1,195.5	59.6%
Catastrophes	59.9	3.0%		16.7	0.8%		76.6	3.8%
Total	$1,227.5	61.2%		$44.6	2.2%		$1,272.2	63.4%

2012
Attritional (a)	$991.6	55.9%		$22.3	1.3%		$1,013.9	57.2%
Catastrophes	245.9	13.9%		(10.1)	-0.6%		235.8	13.3%
Total	$1,237.5	69.8%		$12.2	0.7%		$1,249.7	70.5%

2011
Attritional (a)	$1,073.9	59.9%		$5.3	0.3%		$1,079.2	60.2%
Catastrophes	788.9	44.0%		9.5	0.5%		798.4	44.5%
Total	$1,862.8	103.9%		$14.8	0.8%		$1,877.6	104.7%

Variance 2013/2012
Attritional (a)	$176.0	2.3	pts	$5.6	0.1	pts	$181.6	2.4	pts
Catastrophes	(186.0)	(10.9)	pts	26.8	1.4	pts	(159.2)	(9.5)	pts
Total	$(10.0)	(8.6)	pts	$32.4	1.5	pts	$22.4	(7.1)	pts

Variance 2012/2011
Attritional (a)	$(82.3)	(4.0)	pts	$17.0	1.0	pts	$(65.3)	(3.0)	pts
Catastrophes	(543.0)	(30.1)	pts	(19.6)	(1.1)	pts	(562.6)	(31.2)	pts
Total	$(625.3)	(34.1)	pts	$(2.6)	(0.1)	pts	$(627.9)	(34.2)	pts

(a) Attritional losses exclude catastrophe losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 1.8% to $1,272.2 million for the year ended December 31, 2013 compared to $1,249.7 million for the year ended December 31, 2012, primarily due to increases in current year attritional losses and unfavorable development on prior year catastrophe losses in 2013 compared to 2012, partially offset by the decline in current year catastrophe losses.  The increase in current year attritional losses of $176.0 million is primarily due to the impact of the increase in premiums earned.  Unfavorable development on prior years catastrophe losses of $16.7 million related mainly to Superstorm Sandy ($13.4 million).  Current year catastrophe losses for the year ended December 31, 2013 were $59.9 million, or 3.0 points, due to U.S. storms ($22.4 million), Canadian floods ($20.4 million), Typhoon Fitow ($14.6 million) and European floods ($2.5 million).  The $245.9 million of current year catastrophe losses for 2012 represented 13.9 points and related to Superstorm Sandy ($203.4 million), U.S. storms ($30.0 million) and Hurricane Isaac ($12.6 million).

Incurred losses and LAE decreased by 33.4% to $1,249.7 million for the year ended December 31, 2012 compared to $1,877.6 million in 2011, representing 34.2 loss ratio points.  Current year 2012 catastrophe losses (discussed above) were lower by $543.0 million, or 30.1 points, period over period. The $788.9 million of current year catastrophe losses for 2011 related primarily to the Japanese earthquake and tsunami ($344.1 million), the 2011 New Zealand earthquake ($166.8 million), the Thailand floods ($131.2 million), U.S. storms ($40.3 million), the 2011 Australian floods ($37.1 million) and Hurricane Irene ($22.4 million) as well as $33.4 million of IBNR reserves for these 2011 catastrophe events collectively, which were not allocated to a specific event.  During 2012 and 2013, $27.4 million and $2.6 million, respectively, of the IBNR reserve was allocated to specific 2011 catastrophes, leaving $3.4 million of unallocated IBNR reserves at December 31, 2013.  Current year attritional losses decreased $82.3 million, representing 4.0 loss ratio points, due to a shift in mix of business towards excess of loss business, which generally has lower attritional losses, and the impact of year over year cessions under our affiliated quota share agreements resulting from changes in ceding percentages.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees decreased by 5.4% to $293.9 million in 2013 compared to $310.7 million in 2012.  The 2013 decline was primarily due to the impact from the Florida quota share reinsurance contract and an increase in excess of loss business in 2013 which carries a lower commission rate than pro rata business, partially offset by the impact of the increase in premiums earned.

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

Other Underwriting Expenses.  Other underwriting expenses were $193.5 million, $170.6 million and $154.3 million in 2013, 2012 and 2011, respectively.  The increase in other underwriting expense for 2013 compared to 2012 was mainly due to the impact of higher premiums earned and higher compensation expenses.  The increase in other underwriting expense for 2012 compared to 2011 was mainly due to higher employee benefit plan expenses.

Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $8.3 million, $8.8 million and $6.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The movement in corporate expenses was primarily due to changes in employee benefit plan expenses.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $45.5 million, $50.7 million and $50.8 million in 2013, 2012 and 2011, respectively.  The decrease was primarily due to the redemption of the $329.9 million of trust preferred securities in May, 2013, partially offset by $7.3 million of amortization expense on remaining capitalized issuance costs related to the redeemed securities.

Income Tax Expense (Benefit).  Income tax expense was $407.2 million and $173.0 million in 2013 and 2012, respectively, and income tax benefit of $170.7 million in 2011.  Our income tax is primarily a function of the statutory tax rates coupled with the impact from tax-preferenced investment income.  Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income.  The increases in tax expense/(benefit) between 2013 and 2012 as well as 2012 versus 2011 is primarily due to higher taxable income from improved underwriting margins and capital gains in each successive year.  The 2012 income tax expense also reflects tax benefits of $17.5 million realized due to corrections of understatement in the deferred tax asset account and $31.9 million of tax benefits from a reduction in our reserve for uncertain tax positions due to the re-measurement of our exposure following the closing of an Internal Revenue Service (“IRS”) audit.

Net Income (Loss).
Our net income was $798.3 million and $520.3 million in 2013 and 2012, respectively.  The variance was primarily driven by the financial component fluctuations explained above.

Our net income was $520.3 million and our net loss was $202.8 million in 2012 and 2011, respectively.  The increase was primarily driven by the decline in catastrophe losses in 2012 compared to 2011.

Ratios.
Our combined ratio decreased by 9.9 points to 87.7% in 2013 compared to 97.6% in 2012.  The loss ratio component decreased 7.1 points in 2013, over the same period last year primarily due to the $186.0 million decrease in current year catastrophe losses, which lowered the loss ratio by 10.9 points.  The commission and brokerage ratio components decreased 2.9 points in 2013, due to an increase in excess of loss business which carries a lower commission than pro rata business and the impact from the Florida quota share reinsurance contract.  The other underwriting expense ratio component remained relatively flat in 2013 over the same period last year.

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

Stockholder's Equity.
Stockholder's equity increased by $711.9 million to $4,190.5 million at December 31, 2013 from $3,478.6 million at December 31, 2012, principally as a result of $798.3 million of net income, $23.6 million of net benefit plan obligation adjustments and $10.8 million of share-based compensation transactions, partially offset by $101.7 million of net unrealized depreciation on investments, net of tax, and $19.1 million of net foreign currency translation adjustments.

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

Consolidated Investment Results

Net Investment Income.
Net investment income decreased 3.0% to $297.0 million in 2013 compared to $306.1 million in 2012.  The decreases were primarily due to declines in income from our fixed maturities, reflective of declining reinvestment rates and from our limited partnership investments, partially offset by an increase in dividends from parent’s shares.

Net investment income decreased 2.2% to $306.1 million in 2012 compared to $312.9 million in 2011.  The decrease was primarily due to a decline in income from our fixed maturities resulting from lower reinvestment rates, partially offset by additional dividend income from equity investments.

The following table shows the components of net investment income for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Fixed maturities	$210.4	$216.8	$232.3
Equity securities	36.3	39.3	29.7
Short-term investments and cash	1.1	1.1	1.1
Other invested assets
Limited partnerships	36.7	39.7	42.3
Dividends from Parent's shares	21.3	18.7	18.6
Other	7.3	3.8	2.7
Gross investment income before adjustments	313.1	319.4	326.8
Funds held interest income (expense)	6.9	4.4	(1.1)
Gross investment income	320.1	323.7	325.7
Investment expenses	(23.1)	(17.6)	(12.7)
Net investment income	$297.0	$306.1	$312.9

(Some amounts may not reconcile due to rounding.)

The following table shows a comparison of various investment yields for the periods indicated:

	2013	2012	2011
Imbedded pre-tax yield of cash and invested assets at December 31	3.3%	3.4%	3.6%
Imbedded after-tax yield of cash and invested assets at December 31	2.4%	2.4%	2.7%

Annualized pre-tax yield on average cash and invested assets	3.6%	3.7%	3.9%
Annualized after-tax yield on average cash and invested assets	2.6%	2.7%	3.0%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Years Ended December 31,			2013/2012	2012/2011
(Dollars in millions)	2013	2012	2011	Variance	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$14.4	$14.8	$38.3	$(0.4)	$(23.5)
Losses	(10.7)	(9.1)	(55.0)	(1.6)	45.9
Total	3.8	5.7	(16.7)	(1.9)	22.4

Fixed maturity securities, fair value
Gains	0.5	6.3	1.1	(5.8)	5.2
Losses	(0.3)	(0.6)	(2.0)	0.3	1.4
Total	0.2	5.7	(0.9)	(5.5)	6.6

Equity securities, market value
Gains	-	-	0.2	-	(0.2)
Losses	-	-	(0.2)	-	0.2
Total	-	-	-	-	-

Equity securities, fair value
Gains	40.5	40.8	15.7	(0.3)	25.1
Losses	(8.9)	(18.2)	(8.0)	9.3	(10.2)
Total	31.6	22.6	7.6	9.0	15.0

Total net realized gains (losses) from sales
Gains	55.4	61.9	55.3	(6.5)	6.6
Losses	(19.8)	(28.0)	(65.2)	8.2	37.2
Total	35.6	33.9	(9.9)	1.7	43.8

Other than temporary impairments:	-	(6.6)	(14.5)	6.6	7.9

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	0.3	1.9	(15.5)	(1.6)	17.4
Equity securities, fair value	240.9	111.2	7.2	129.7	104.0
Other invested assets, fair value	446.3	251.4	(8.4)	194.9	259.8
Total	687.6	364.5	(16.7)	323.1	381.2

Total net realized gains (losses)	$723.1	$391.7	$(41.1)	$331.4	$432.8

(Some amounts may not reconcile due to rounding)

Net realized capital gains were $723.1 million and $391.7 million and net realized capital losses were $41.1 million in 2013, 2012 and 2011, respectively.  In 2013, we recorded $687.6 million of gains due to fair value re-measurements on fixed maturity, equity securities and other invested assets and $35.6 million of net realized capital gains from sales of fixed maturity and equity securities.  The fixed maturity and equity sales in 2013 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.  In 2012, we recorded $364.5 million of gains due to fair value re-measurements on fixed maturity, equity securities and other invested assets and $33.9 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $6.6 million of other-than-temporary impairments on fixed maturity securities.  The fixed maturity sales in 2012 related primarily to maintaining a balanced foreign currency exposure and the equity sales related primarily to reducing our equity exposure.  In 2011, we recorded $16.7 million of losses due to fair value re-measurements on fixed maturity and equity securities and other invested assets, $14.5 million of other-than-temporary impairments on fixed maturity securities and $9.9 million of net realized capital losses from sales of fixed maturity and equity securities.

Segment Results.
The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and A&H business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The International operation writes foreign property and casualty reinsurance through Everest Re’s branches in Canada, Singapore and through offices in Brazil, Miami and New Jersey.  The Insurance operation writes property and casualty insurance, including medical stop loss insurance, directly and through general agents, brokers and surplus lines brokers within the U.S and Canada.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,			2013/2012		2012/2011
(Dollars in millions)	2013	2012	2011	Variance	% Change	Variance	% Change
Gross written premiums	$1,826.0	$1,310.7	$1,346.8	$515.4	39.3%	$(36.1)	-2.7%
Net written premiums	909.6	659.7	688.5	249.9	37.9%	(28.8)	-4.2%

Premiums earned	$842.3	$722.4	$697.7	$120.0	16.6%	$24.6	3.5%
Incurred losses and LAE	424.2	582.4	623.1	(158.3)	-27.2%	(40.7)	-6.5%
Commission and brokerage	159.7	168.6	156.0	(8.9)	-5.3%	12.6	8.1%
Other underwriting expenses	47.2	44.8	39.3	2.4	5.4%	5.5	14.0%
Underwriting gain (loss)	$211.2	$(73.4)	$(120.7)	$284.7	NM	$47.3	-39.2%

					Point Chg		Point Chg
Loss ratio	50.4%	80.6%	89.3%		(30.2)		(8.7)
Commission and brokerage ratio	19.0%	23.3%	22.4%		(4.3)		0.9
Other underwriting expense ratio	5.5%	6.3%	5.6%		(0.8)		0.7
Combined ratio	74.9%	110.2%	117.3%		(35.3)		(7.1)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums increased by 39.3% to $1,826.0 million in 2013 from $1,310.7 million in 2012, primarily due to the impact of a large Florida quota share reinsurance contract, new business opportunities, particularly for contracts with catastrophe exposed risks and higher subject premium on casualty quota share business as rates began to rise in these markets.  Excluding the impact of the Florida quota share reinsurance contract, gross written premiums increased 18.9%.  Net written premiums increased by 37.9% to $909.6 million in 2013 compared to $659.7 million in 2012, which is in line with the increase in gross written premiums.  Premiums earned increased 16.6% to $842.3 million in 2013 compared to $722.4 million in 2012.  Premiums earned were only minimally impacted by the Florida quota share reinsurance contract that affected written premiums.  The change in premiums earned was relatively comparable to net written premiums, excluding the impact from the Florida quota share reinsurance contract.

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

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$400.5	47.6%		$(21.0)	-2.5%		$379.5	45.1%
Catastrophes	25.9	3.1%		18.8	2.2%		44.7	5.3%
Total segment	$426.4	50.6%		$(2.2)	-0.3%		$424.2	50.4%

2012
Attritional	$349.6	48.4%		$1.1	0.1%		$350.6	48.5%
Catastrophes	235.3	32.6%		(3.6)	-0.5%		231.7	32.1%
Total segment	$584.9	81.0%		$(2.5)	-0.4%		$582.4	80.6%

2011
Attritional	$399.5	57.2%		$37.4	5.4%		$436.9	62.6%
Catastrophes	176.6	25.3%		9.6	1.4%		186.2	26.7%
Total segment	$576.1	82.5%		$47.0	6.8%		$623.1	89.3%

Variance 2013/2012
Attritional	$50.9	(0.8)	pts	$(22.1)	(2.6)	pts	$28.9	(3.4)	pts
Catastrophes	(209.4)	(29.5)	pts	22.4	2.7	pts	(187.0)	(26.8)	pts
Total segment	$(158.5)	(30.5)	pts	$0.3	0.1	pts	$(158.3)	(30.2)	pts

Variance 2012/2011
Attritional	$(49.9)	(8.8)	pts	$(36.3)	(5.3)	pts	$(86.3)	(14.1)	pts
Catastrophes	58.7	7.3	pts	(13.2)	(1.9)	pts	45.5	5.4	pts
Total segment	$8.8	(1.5)	pts	$(49.5)	(7.2)	pts	$(40.7)	(8.7)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses decreased by 27.2% to $424.2 million in 2013 compared to $582.4 million in 2012, primarily due to the decrease in current year catastrophe losses, partially offset by an increase of $50.9 million in current year attritional losses due to the impact of the increase in premiums earned.  Current year catastrophe losses for 2013, were $25.9 million, mainly due to U.S. Storms ($22.4 million), the European floods ($2.5 million) and the Canadian Floods ($1.0 million), compared to $235.3 million of current year catastrophe losses for 2012, which related to Superstorm Sandy ($193.5 million), U.S. storms ($29.9 million) and Hurricane Isaac ($11.9 million).  Despite the increase in current year attritional losses, the current year attritional loss ratio decreased 0.8 points due to the continued shift in business to excess of loss contracts which generally have lower attritional losses than pro rata contracts.

Incurred losses decreased 6.5% to $582.4 million in 2012 compared to $623.1 million in 2011, primarily due to a decrease in attritional losses of $86.3 million (14.1 points) partially offset by the $58.7 million (7.3 points) increase in current year catastrophe losses for 2012 (outlined above) compared to 2011.  The current year attritional losses decreased $49.9 million due primarily to a shift in business to excess of loss contracts which generally have lower attritional losses than pro rata contracts and prior years’ attritional losses decreased by $36.3 million due to less reserve development in 2012.  The $176.6 million of current year catastrophe losses for 2011 related primarily to the Japanese earthquake and tsunami ($48.3 million), the 2011 New Zealand earthquake ($42.4 million), U.S. storms ($39.6 million), Hurricane Irene ($18.4 million), the Thailand floods ($11.4 million) and the 2011 Australian floods ($3.9 million).

Segment Expenses.  Commission and brokerage decreased 5.3% to $159.7 million in 2013 compared to $168.6 million in 2012.  The year over year change was primarily due to the impact from the large Florida quota share reinsurance contract as well as the adoption of new accounting standards concerning the accounting for acquisition costs, which increased expenses in 2012, partially offset by the impact of the increase in premiums earned.  Segment other underwriting expenses increased to $47.2 million in 2013 from $44.8 million in 2012, primarily due to increased compensation expenses and higher premiums earned.

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

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Years Ended December 31,			2013/2012		2012/2011
(Dollars in millions)	2013	2012	2011	Variance	% Change	Variance	% Change
Gross written premiums	$1,370.6	$1,209.5	$1,242.6	$161.1	13.3%	$(33.1)	-2.7%
Net written premiums	610.1	550.7	615.1	59.4	10.8%	(64.3)	-10.5%

Premiums earned	$591.7	$572.5	$636.7	$19.2	3.4%	$(64.2)	-10.1%
Incurred losses and LAE	315.9	261.5	856.1	54.5	20.8%	(594.7)	-69.5%
Commission and brokerage	114.3	124.6	142.3	(10.2)	-8.2%	(17.7)	-12.5%
Other underwriting expenses	33.9	29.3	27.3	4.6	15.8%	2.0	7.3%
Underwriting gain (loss)	$127.5	$157.1	$(389.0)	$(29.6)	-18.8%	$546.2	-140.4%

					Point Chg		Point Chg
Loss ratio	53.4%	45.7%	134.5%		7.7		(88.8)
Commission and brokerage ratio	19.3%	21.8%	22.3%		(2.5)		(0.5)
Other underwriting expense ratio	5.7%	5.0%	4.3%		0.7		0.7
Combined ratio	78.4%	72.5%	161.1%		5.9		(88.6)

(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums increased by 13.3% to $1,370.6 million in 2013 compared to $1,209.5 million in 2012, primarily due to growth in Latin and South America business.  Net written premiums increased by 10.8% to $610.1 million in 2013 compared to $550.7 million in 2012, which is consistent with the increase in gross written premiums.  Premiums earned increased 3.4% to $591.7 million in 2013 compared to $572.5 million in 2012.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$307.3	51.9%		$(23.9)	-4.0%		$283.4	47.9%
Catastrophes	33.6	5.7%		(1.1)	-0.2%		32.5	5.5%
Total segment	$340.9	57.6%		$(25.0)	-4.2%		$315.9	53.4%

2012
Attritional	$270.4	47.3%		$(8.4)	-1.5%		$262.0	45.9%
Catastrophes	6.0	1.0%		(6.5)	-1.1%		(0.5)	-0.1%
Total segment	$276.4	48.4%		$(14.9)	-2.6%		$261.5	45.7%

2011
Attritional	$302.8	47.6%		$(56.8)	-8.9%		$246.0	38.7%
Catastrophes	610.5	95.9%		(0.3)	-0.1%		610.2	95.8%
Total segment	$913.3	143.5%		$(57.1)	-9.0%		$856.1	134.5%

Variance 2013/2012
Attritional	$36.9	4.6	pts	$(15.5)	(2.5)	pts	$21.4	2.0	pts
Catastrophes	27.6	4.7	pts	5.4	0.9	pts	33.0	5.6	pts
Total segment	$64.5	9.2	pts	$(10.1)	(1.6)	pts	$54.5	7.7	pts

Variance 2012/2011
Attritional	$(32.4)	(0.3)	pts	$48.4	7.4	pts	$16.0	7.2	pts
Catastrophes	(604.5)	(94.9)	pts	(6.2)	(1.0)	pts	(610.7)	(95.9)	pts
Total segment	$(636.9)	(95.1)	pts	$42.2	6.4	pts	$(594.7)	(88.8)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 20.8% to $315.9 million in 2013 compared to $261.5 million in 2012, representing 7.7 loss ratio points, due to increases in current year attritional losses and current year catastrophe losses.  Current year catastrophe losses were $33.6 million in 2013, due to the Canadian floods ($19.0 million) and Typhoon Fitow ($14.6 million).  The current year catastrophe losses of $6.0 million in 2012 related primarily to Superstorm Sandy ($5.9 million).  The current year attritional losses increased by $36.9 million primarily due to the impact of the increase in premiums earned.

Incurred losses and LAE decreased 69.5% to $261.5 million in 2012 compared to $856.1 million in 2011, representing 88.8 loss ratio points.  The decrease was principally due to a $604.5 million (94.9 points) decrease in current year catastrophes for 2012 (outlined above) compared to 2011.  The $610.5 million of 2011 current year catastrophes related primarily to the Japanese earthquake and tsunami ($295.8 million), the 2011 New Zealand earthquake ($124.4 million), the Thailand floods ($119.8 million) and the 2011 Australian flood ($33.2 million).  Attritional losses increased by $16.0 million (7.2 points) primarily due to less favorable reserve development in 2012 than in 2011.

Segment Expenses. Commission and brokerage decreased 8.2% to $114.3 million in 2013 compared to $124.6 million in 2012.  This decrease was primarily due to the shift in the mix of business towards property catastrophe and excess of loss business, which have lower commission rates, partially offset by the impact of the increase in premiums earned.  Segment other underwriting expenses increased to $33.9 million in 2013 compared to $29.3 million in 2012.  These increases related primarily to the impact of higher premiums earned and higher compensation costs.

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

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Years Ended December 31,			2013/2012		2012/2011
(Dollars in millions)	2013	2012	2011	Variance	% Change	Variance	% Change
Gross written premiums	$1,240.8	$1,049.2	$969.1	$191.6	18.3%	$80.1	8.3%
Net written premiums	597.7	481.2	450.4	116.6	24.2%	30.8	6.8%

Premiums earned	$572.3	$479.0	$459.4	$93.3	19.5%	$19.6	4.3%
Incurred losses and LAE	532.0	405.8	398.4	126.2	31.1%	7.5	1.9%
Commission and brokerage	19.8	17.5	40.4	2.3	13.1%	(22.8)	-56.5%
Other underwriting expenses	112.4	96.5	87.7	15.9	16.4%	8.8	10.0%
Underwriting gain (loss)	$(92.0)	$(40.9)	$(67.0)	$(51.1)	125.1%	$26.2	-39.0%

					Point Chg		Point Chg
Loss ratio	93.0%	84.7%	86.7%		8.3		(2.0)
Commission and brokerage ratio	3.5%	3.7%	8.8%		(0.2)		(5.1)
Other underwriting expense ratio	19.6%	20.1%	19.1%		(0.5)		1.0
Combined ratio	116.1%	108.5%	114.6%		7.6		(6.1)

(Some amounts may not reconcile due to rounding)

Premiums.  Gross written premiums increased by 18.3% to $1,240.8 million in 2013 compared to $1,049.2 million in 2012.  This increase was primarily driven by California workers’ compensation, crop and non-standard auto business.  Net written premiums increased by 24.2% to $597.7 million in 2013 compared to $481.2 million in 2012.  The larger increase in net written premiums compared to gross written premiums is mainly due to less use of reinsurance, particularly on the crop business.  Premiums earned increased 19.5% to $572.3 million in 2013 compared to $479.0 million in 2012.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$459.8	80.4%		$72.9	12.7%		$532.6	93.2%
Catastrophes	0.5	0.1%		(1.0)	-0.2%		(0.6)	-0.1%
Total segment	$460.2	80.5%		$71.8	12.5%		$532.0	93.0%

2012
Attritional	$371.6	77.5%		$29.6	6.2%		$401.2	83.7%
Catastrophes	4.6	1.0%		-	0.0%		4.6	1.0%
Total segment	$376.2	78.4%		$29.6	6.2%		$405.8	84.7%

2011
Attritional	$371.7	80.9%		$24.7	5.4%		$396.4	86.3%
Catastrophes	1.8	0.4%		0.2	0.0%		2.0	0.4%
Total segment	$373.5	81.3%		$24.9	5.4%		$398.4	86.7%

Variance 2013/2012
Attritional	$88.2	2.9	pts	$43.3	6.5	pts	$131.4	9.5	pts
Catastrophes	(4.1)	(0.9)	pts	(1.0)	(0.2)	pts	(5.2)	(1.1)	pts
Total segment	$84.0	2.1	pts	$42.2	6.3	pts	$126.2	8.3	pts

Variance 2012/2011
Attritional	$(0.1)	(3.4)	pts	$4.9	0.8	pts	$4.8	(2.6)	pts
Catastrophes	2.8	0.6	pts	(0.2)	-	pts	2.6	0.6	pts
Total segment	$2.7	(2.9)	pts	$4.7	0.8	pts	$7.5	(2.0)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 31.1% to $532.0 million in 2013 compared to $405.8 million in 2012 mainly due to increases in current year attritional losses and higher unfavorable prior year development on attritional losses in 2013 compared to 2012.  The current year attritional losses increased by $88.2 million primarily due to the impact of higher premiums earned and a higher current year attritional loss ratio on the crop book, which was impacted by a decline in corn commodity prices and lower yields in several of our key states.  The prior year development on attritional losses was primarily related to workers’ compensation, construction liability and umbrella business. The construction liability and umbrella development related to programs that were discontinued several years ago.  Current year catastrophe losses were $0.5 million in 2013, due to Canadian floods.  The $4.6 million of current year catastrophe losses for 2012 were primarily due to Superstorm Sandy ($4.0 million).

Incurred losses and LAE increased by 1.9% to $405.8 million in 2012 compared to $398.4 million in 2011. This was primarily due to an increase of $4.8 million in attritional losses resulting primarily from higher prior years’ losses in 2012 resulting from development on excess casualty and workers’ compensation reserves and a $2.8 million increase in current year catastrophe losses primarily due to Superstorm Sandy.

Segment Expenses. Commission and brokerage increased 13.1% to $19.8 million in 2013 compared to $17.5 million in 2012.  The increase was primarily due to the impact of higher premiums earned, partially offset by the impact of the adoption of new accounting standards concerning the accounting for acquisition costs, which had the impact of increasing expenses in 2012.  Segment other underwriting expenses increased to $112.4 million in 2013 compared to $96.5 million in 2012.  These increases were primarily the result of increased premiums earned and higher compensation costs.

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

Interest Rate Risk.  Our $9.5 billion investment portfolio, at December 31, 2013, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $737.0 million of mortgage-backed securities in the $5,221.3 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $757.2 million of short-term investments) for the periods indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates for mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2013
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$6,264.3	$6,127.1	$5,978.5	$5,821.9	$5,664.0
Market/Fair Value Change from Base (%)	4.8%	2.5%	0.0%	-2.6%	-5.3%
Change in Unrealized Appreciation
After-tax from Base ($)	$185.8	$96.6	$-	$(101.8)	$(204.4)

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2012
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$6,318.8	$6,179.6	$6,038.4	$5,887.7	$5,727.5
Market/Fair Value Change from Base (%)	4.6%	2.3%	0.0%	-2.5%	-5.2%
Change in Unrealized Appreciation
After-tax from Base ($)	$182.2	$91.7	$-	$(98.0)	$(202.1)

We had $7,653.2 million and $8,143.1 million of gross reserves for losses and LAE as of December 31, 2013 and December 31, 2012, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

Equity Risk.  Equity risk is the potential change in fair and/or market value of the common stock and preferred stock portfolios arising from changing prices.  Our equity investments consist of a diversified portfolio of individual securities.  The primary objective of the equity portfolio is to obtain greater total return relative to bonds over time through market appreciation and income.

The tables below displays the impact on fair/market value and after-tax change in fair/market value of a 10% and 20% change in equity prices up and down for the periods indicated.

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2013
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,039.2	$1,169.1	$1,299.0	$1,428.8	$1,558.7
After-tax Change in Fair/Market Value	(168.9)	(84.4)	-	84.4	168.9

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2012
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$959.9	$1,079.9	$1,199.9	$1,319.8	$1,439.8
After-tax Change in Fair/Market Value	(156.0)	(78.0)	-	78.0	156.0

Foreign Exchange Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Singapore and Canadian Dollars.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of December 31, 2013, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2012.

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

	Change in Foreign Exchange Rates in Percent
	At December 31, 2013
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(152.3)	$(76.1)	$-	$76.1	$152.3

	Change in Foreign Exchange Rates in Percent
	At December 31, 2012
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(182.5)	$(91.3)	$-	$91.3	$182.5

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 1992 (COSO) in Internal Control – Integrated Framework.  Based on our assessment we concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

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

Information for Item 12 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information for Item 13 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The PricewaterhouseCoopers LLP (and its worldwide affiliates) fees incurred are as follows for the periods indicated:

(Dollars in thousands)		2013	2012
(1)	Audit Fees	$1,876.3	$2,156.4
(2)	Audit-Related Fees	61.4	83.6
(3)	Tax Fees	173.2	89.1
(4)	All Other Fees	2.8	2.8

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

Under its Charter and the “Audit and Non-Audit Services Pre-Approval Policy” (the “Policy”), the Audit Committee is required to pre-approve the audit and non-audit services to be performed by the independent auditors.  The Policy mandates specific approval by the Audit Committee for any service that has not received a general pre-approval or that exceeds pre-approved cost levels or budgeted amounts. For both specific and general pre-approval, the Audit Committee considers whether such services are consistent with the SEC’s rules on auditor independence.  The Audit Committee also considers whether the independent auditors are best positioned to provide the most effective and efficient service and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality.  The Audit Committee is also mindful of the relationship between fees for audit and non-audit services in deciding whether to pre-approve any such services.  It may determine, for each fiscal year, the appropriate ratio between the total amount of  audit, audit-related and tax fees and a total amount of fees for certain permissible non-audit services classified below as “All Other Fees”.  All such factors are considered as a whole, and no one factor is determinative. The Audit Committee further considered whether the performance by PricewaterhouseCoopers LLP of the non-audit related services disclosed below is compatible with maintaining their independence.  The Audit Committee approved all of the audit-related fees, tax fees and all other fees for 2013 and 2012.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2014.

EVEREST REINSURANCE HOLDINGS, INC.

By:	/S/DOMINIC J. ADDESSO
Dominic J. Addesso (Chairman, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DOMINIC J. ADDESSO	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 21, 2014
Dominic J. Addesso

/S/ CRAIG HOWIE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 21, 2014
Craig Howie

/S/ KEITH T. SHOEMAKER	Comptroller (Principal Accounting Officer)	March 21, 2014
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

4.3
Second Supplemental Indenture relating to Holdings 6.20% Junior Subordinated Debt Securities due March 29, 2034, dated as of March 29, 2004, among Holdings, Group and JPMorgan Chase Bank, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on March 30, 2004 (the “March 30, 2004 8-K”)

4.4	Amended and Restated Trust Agreement of Everest Re Capital Trust II, dated as of March 29, 2004, incorporated herein by reference to Exhibit 4.2 to the March 30, 2004 8-K

4.5	Guarantee Agreement, dated as of March 29, 2004, between Holdings and JPMorgan Chase Bank, incorporated herein by reference to Exhibit 4.3 to the March 30, 2004 8-K

4.6	Expense Agreement, dated as of March 29, 2004, between Holdings and Everest Re Capital Trust II, incorporated herein by reference to Exhibit 4.4 to the March 30, 2004 8-K

4.7
Third Supplemental Indenture relating to Holdings 5.40% Senior Notes due October 15, 2014, dated as of October 12, 2004, among Holdings and JPMorgan Chase Bank, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on October 12, 2004

10.1
Completion of Tender Offer relating to Everest Reinsurance Holdings, Inc. 6.60% Fixed to Floating Rate Long Term Subordinated Notes (LoTSSM) dated March 19, 2009, incorporated herein by reference to Exhibit 99.1 to Everest Re Group, Ltd. Form 8-K filed on March 31, 2009

*	10.2
Employment Agreement between Everest Global Services, Inc., Everest Reinsurance Holdings, Inc. and Joseph V. Taranto, dated January 1, 2011, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on March 31, 2011

*	10.3
Change of Control Agreement between and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated January 1, 2011, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on March 31, 2011

E-1

*	10.4
Employment Agreement between Everest Global Services, Inc., Everest Reinsurance Holdings, Inc. and Dominic J. Addesso, dated June 16, 2011, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on June 20, 2011

*	10.5
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

10.6
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

*	10.7
Employment agreement between Everest Global Services, Inc., Everest Reinsurance Holdings, Inc. and Dominic J. Addesso, dated July 1, 2012, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on July 20, 2012

*	10.8
Employment agreement between Everest Global Services, Inc., Everest Reinsurance Holdings, Inc. and Joseph V. Taranto, dated July 1, 2012, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on July 20, 2012

*	10.9
Change of Control Agreement between and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated January 1, 2012, incorporated herein by reference to Exhibit 10.3 to Everest Re Group, Ltd. Form 8-K filed on July 20, 2012

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith

31.1	Section 302 Certification of Dominic J. Addesso, filed herewith

31.2	Section 302 Certification of Craig Howie, filed herewith

32.1	Section 906 Certification of Dominic J. Addesso and Craig Howie, filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Management contract or compensatory

E-2

EVEREST REINSURANCE HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Pages

Report of Independent Registered Public Accounting Firm		F-2

Consolidated Balance Sheets at December 31, 2013 and 2012		F-3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended
	December 31, 2013, 2012 and 2011	F-4

Consolidated Statements of Changes in Stockholder’s Equity for the Years Ended
	December 31, 2013, 2012 and 2011	F-5

Consolidated Statements of Cash Flows for the Years Ended
	December 31, 2013, 2012 and 2011	F-6

Notes to Consolidated Financial Statements		F-7

Schedules

I	Summary of Investments Other Than Investments in Related Parties at December 31, 2013	S-1

II	Condensed Financial Information of Registrant:

	Balance Sheets as of December 31, 2013 and 2012	S-2

	Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011	S-3

	Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011	S-4

	Noted to Condensed Financial Information	S-5

III	Supplementary Insurance Information for the Years Ended
	December 31, 2013, 2012 and 2011	S-6

IV	Reinsurance for the Years Ended December 31, 2013, 2012 and 2011	S-7

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder
of Everest Reinsurance Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Everest Reinsurance Holdings, Inc. and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
March 21, 2014

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par value per share)	2013	2012

ASSETS:
Fixed maturities - available for sale, at market value	$5,201,921	$5,531,410
(amortized cost: 2013, $5,116,600; 2012, $5,289,619)
Fixed maturities - available for sale, at fair value	19,388	41,470
Equity securities - available for sale, at market value (cost: 2013, $15; 2012, $15)	13	13
Equity securities - available for sale, at fair value	1,298,940	1,199,848
Short-term investments	757,162	465,550
Other invested assets (cost: 2013, $385,776; 2012, $420,744)	385,776	420,744
Other invested assets, at fair value	1,515,052	1,068,711
Cash	316,807	347,720
Total investments and cash	9,495,059	9,075,466
Accrued investment income	50,306	54,914
Premiums receivable	1,173,780	1,001,267
Reinsurance receivables - unaffiliated	530,158	650,261
Reinsurance receivables - affiliated	3,062,884	2,976,992
Funds held by reinsureds	175,526	161,694
Deferred acquisition costs	112,024	97,522
Prepaid reinsurance premiums	673,753	557,460
Deferred tax asset	-	214,175
Income taxes recoverable	27,340	61,244
Other assets	247,505	236,955
TOTAL ASSETS	$15,548,335	$15,087,950

LIABILITIES:
Reserve for losses and loss adjustment expenses	$7,653,229	$8,143,055
Unearned premium reserve	1,317,147	1,093,822
Funds held under reinsurance treaties	92,514	90,079
Losses in the course of payment	350,820	179,774
Commission reserves	47,226	39,324
Other net payable to reinsurers	1,026,292	900,794
5.4% Senior notes due 10/15/2014	249,958	249,907
6.6% Long term notes due 5/1/2067	238,361	238,357
Junior subordinated debt securities payable	-	329,897
Accrued interest on debt and borrowings	4,781	4,781
Deferred tax liability	51,289	-
Unsettled securities payable	53,772	48,830
Other liabilities	272,468	290,724
Total liabilities	11,357,857	11,609,344

Commitments and Contingencies (Note 16)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2013 and 2012)	-	-
Additional paid-in capital	351,051	340,223
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $47,195 at 2013 and $99,544 at 2012	87,648	184,867
Retained earnings	3,751,779	2,953,516
Total stockholder's equity	4,190,478	3,478,606
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$15,548,335	$15,087,950

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011

REVENUES:
Premiums earned	$2,006,361	$1,773,898	$1,793,855
Net investment income	296,996	306,145	312,933
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	-	(6,634)	(14,522)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-
Other net realized capital gains (losses)	723,149	398,336	(26,594)
Total net realized capital gains (losses)	723,149	391,702	(41,116)
Other income (expense)	(7,714)	12,136	(11,745)
Total revenues	3,018,792	2,483,881	2,053,927

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,272,156	1,249,744	1,877,603
Commission, brokerage, taxes and fees	293,922	310,699	338,655
Other underwriting expenses	193,499	170,604	154,331
Corporate expenses	8,262	8,764	6,073
Interest, fee and bond issue cost amortization expense	45,452	50,746	50,763
Total claims and expenses	1,813,291	1,790,557	2,427,425

INCOME (LOSS) BEFORE TAXES	1,205,501	693,324	(373,498)
Income tax expense (benefit)	407,238	172,995	(170,677)

NET INCOME (LOSS)	$798,263	$520,329	$(202,821)

Other comprehensive income (loss), net of tax :
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(99,241)	9,390	22,049
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	(2,465)	633	20,240
Total URA(D) on securities arising during the period	(101,706)	10,023	42,289

Foreign currency translation adjustments	(19,128)	7,030	(2,805)

Benefit plan actuarial net gain (loss) for the period	17,837	(11,771)	(31,776)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	5,778	4,795	2,324
Total benefit plan net gain (loss) for the period	23,615	(6,976)	(29,452)
Total other comprehensive income (loss), net of tax	(97,219)	10,077	10,032

COMPREHENSIVE INCOME (LOSS)	$701,044	$530,406	$(192,789)

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY

	Years Ended December 31,
(Dollars in thousands, except share amounts)	2013	2012	2011

COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$340,223	$333,416	$327,767
Share-based compensation plans	10,828	6,807	6,441
Reclassification due to sale of subsidiary to related party	-	-	(792)
Balance, end of period	351,051	340,223	333,416

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	184,867	174,790	163,966
Reclassification due to sale of subsidiary to related party	-	-	792
Net increase (decrease) during the period	(97,219)	10,077	10,032
Balance, end of period	87,648	184,867	174,790

RETAINED EARNINGS:
Balance, beginning of period	2,953,516	2,433,187	2,636,008
Net income (loss)	798,263	520,329	(202,821)
Balance, end of period	3,751,779	2,953,516	2,433,187

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$4,190,478	$3,478,606	$2,941,393

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$798,263	$520,329	$(202,821)
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(175,854)	(141,501)	(214,581)
Decrease (increase) in funds held by reinsureds, net	(12,075)	(17,897)	(62,082)
Decrease (increase) in reinsurance receivables	25,665	(152,887)	(96,003)
Decrease (increase) in current income taxes	33,760	(22,149)	79,504
Decrease (increase) in deferred tax asset/liability	317,813	146,888	(187,967)
Decrease (increase) in prepaid reinsurance premiums	(118,173)	68,312	3,655
Increase (decrease) in reserve for losses and loss adjustment expenses	(439,560)	(206,435)	674,001
Increase (decrease) in unearned premiums	228,097	(150,747)	(46,182)
Increase (decrease) in other net payable to reinsurers	127,252	270,776	153,508
Increase (decrease) in losses in course of payment	171,829	169,698	(3,440)
Change in equity adjustments in limited partnerships	(35,721)	(38,579)	(42,047)
Distribution of limited partnership income	24,133	19,490	41,249
Change in other assets and liabilities, net	25,049	44,032	72,989
Non-cash compensation expense	7,983	6,803	6,166
Amortization of bond premium (accrual of bond discount)	25,599	19,124	10,125
Amortization of underwriting discount on senior notes	54	52	49
Net realized capital (gains) losses	(723,149)	(391,702)	41,116
Net cash provided by (used in) operating activities	280,965	143,607	227,239

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	1,099,850	927,867	695,921
Proceeds from fixed maturities matured/called - available for sale, at fair value	7,213	1,300	12,775
Proceeds from fixed maturities sold - available for sale, at market value	598,342	476,491	1,209,150
Proceeds from fixed maturities sold - available for sale, at fair value	21,572	84,917	65,158
Proceeds from equity securities sold - available for sale, at market value	-	-	27,096
Proceeds from equity securities sold - available for sale, at fair value	612,516	546,463	237,849
Proceeds from sale of subsidiary to related party	-	-	61,005
Distributions from other invested assets	64,483	29,198	79,927
Cost of fixed maturities acquired - available for sale, at market value	(1,611,791)	(1,784,344)	(1,455,940)
Cost of fixed maturities acquired - available for sale, at fair value	(6,196)	(7,955)	(27,481)
Cost of equity securities acquired - available for sale, at market value	-	-	(27,059)
Cost of equity securities acquired - available for sale, at fair value	(439,115)	(404,051)	(746,604)
Cost of other invested assets acquired	(17,926)	(51,512)	(53,070)
Cost of other invested assets acquired, at fair value	-	-	(37,611)
Cost of businesses acquired	-	-	(63,100)
Net change in short-term investments	(292,751)	(42,027)	89,735
Net change in unsettled securities transactions	(3,057)	35,075	13,467
Net cash provided by (used in) investing activities	33,140	(188,578)	81,218

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	2,845	4	275
Revolving credit borrowings	-	-	(50,000)
Net cost of junior subordinated debt securities maturing	(329,897)	-	-
Net cash provided by (used in) financing activities	(327,052)	4	(49,725)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(17,966)	44,420	(28,557)

Net increase (decrease) in cash	(30,913)	(547)	230,175
Cash, beginning of period	347,720	348,267	118,092
Cash, end of period	$316,807	$347,720	$348,267

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$51,045	$38,548	$(62,137)
Interest paid	37,725	50,072	50,091

Non-cash transaction:
Net assets acquired and liabilities assumed from business acquisitions	-	-	19,130

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013, 2012 and 2011

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The statements include all of the following domestic and foreign direct and indirect subsidiaries of the Company:  Everest Reinsurance Company (“Everest Re”), Everest National Insurance Company (“Everest National”), Everest Indemnity Insurance Company (“Everest Indemnity”), Everest Security Insurance Company (“Everest Security”), Heartland Crop Insurance, Inc. (“Heartland”), Specialty Insurance Group, Inc. (“Specialty”), Specialty Insurance Group - Leisure and Entertainment Risk Purchasing Group LLC (“Specialty RPG”), Everest Insurance Company of Canada (“Everest Canada”), Premiere Insurance Underwriting Services (“Premiere”), Mt. Whitney Securities, Inc., Everest Reinsurance Company – Escritório de Representação No Brasil Ltda. (“Everest Brazil”), Mt. McKinley Managers, L.L.C., Workcare Southeast, Inc., Workcare Southeast of Georgia, Inc., and Mt. McKinley Insurance Company (“Mt. McKinley”).  The Company sold Everest Canada and Premiere to Holdings Ireland, an affiliated company, during the fourth quarter of 2011.  All amounts are reported in U.S. dollars.

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

Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2013 presentation.  One reclassification relates to a correction in the manner in which the Company reports distributions received from limited partnership investments in the consolidated Statements of Cash Flows.  Prior to the fourth quarter of 2013, the Company incorrectly reflected all distributions as cash flows from investing activities in its Consolidated Statements of Cash Flows.  Starting with the fourth quarter of 2013, cash distributions from the limited partnerships that represent net investment income are reflected as cash flows from operating activities and distributions that represent the return of capital contributions are reflected as cash flows from investing activities.  For the years ended December 31, 2012 and 2011, $19,490 thousand and $41,249 thousand have been reclassified from “Distributions from other invested assets” included in cash flows  from investing activities to “Distribution of limited partnership income” included in cash flows from operations.  The Company has determined that this error is not material to the financial statements of any prior period.

In addition, the Company has reclassified the following amounts from “Distributions from other invested assets” included in cash flows from investing activities to “Distribution of limited partnership income” included in cash flows from operations for interim reporting periods of 2013:  $10,252 thousand for the three months ended March 31, 2013; $5,933 thousand and $16,185 thousand for the three months and six months ended June 30, 2013, respectively; and $2,683 thousand and $18,868 thousand for the three months and nine months ended September 30, 2013, respectively.

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

	Years Ended December 31,
(Dollars in thousands)	2013	2012
Reinsurance recoverable and premium receivables	$29,516	$31,638

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

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Deferred acquisition costs	$293,922	$310,699	$338,655

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

F.  Premium Revenues.
Written premiums are earned ratably over the periods of the related insurance and reinsurance contracts.  Written premiums related to crop insurance are earned on a seasonal pattern, which is based upon the planting and harvesting periods of each crop season.  Unearned premium reserves are established relative to the unexpired contract period.  Such reserves are established based upon reports received from ceding companies or estimated using pro rata methods based on statistical data. Reinstatement premiums represent additional premium received on reinsurance coverages, most prevalently catastrophe related, when limits have been depleted under the original reinsurance contract and additional coverage is granted.  Written and earned premiums and the related costs, which have not yet been reported to the Company, are estimated and accrued.  Premiums are net of ceded reinsurance.

G.  Prepaid Reinsurance Premiums.
Prepaid reinsurance premiums represent unearned premium reserves ceded to other reinsurers.  Prepaid reinsurance premiums for any foreign reinsurers comprising more than 10% of the outstanding balance at December 31, 2013 were collateralized either through a trust arrangement or letters of credit, thereby limiting the credit risk to the Company.

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

Treatment of Insurance Contract Acquisition Costs. In October 2010, the FASB issued authoritative guidance for the accounting for costs associated with acquiring or renewing insurance contracts.  The guidance identifies the incremental direct costs of contract acquisition and costs directly related to acquisition activities that should be capitalized.  This guidance is effective for reporting periods beginning after December 15, 2011.  The Company implemented this guidance as of January 1, 2012 and determined that $7,215 thousand of previously deferrable acquisition costs would be expensed, including $5,818 thousand and $1,397 thousand expensed in 2012 and 2013, respectively.  If the guidance had been applicable for 2011, the Company would have expensed $7,462 thousand of deferrable acquisition costs.  No additional expense will be incurred related to this guidance implementation in future periods.

2.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At December 31, 2013
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$72,211	$420	$(946)	$71,685
Obligations of U.S. states and political subdivisions	970,735	40,815	(9,022)	1,002,528
Corporate securities	1,669,553	45,355	(12,493)	1,702,415
Asset-backed securities	38,544	1,065	-	39,609
Mortgage-backed securities
Commercial	34,855	3,811	-	38,666
Agency residential	709,589	6,331	(18,521)	697,399
Non-agency residential	859	113	(33)	939
Foreign government securities	654,029	28,739	(7,941)	674,827
Foreign corporate securities	966,225	23,227	(15,599)	973,853
Total fixed maturity securities	$5,116,600	$149,876	$(64,555)	$5,201,921
Equity securities	$15	$-	$(2)	$13

	At December 31, 2012
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$77,611	$1,448	$(869)	$78,190
Obligations of U.S. states and political subdivisions	1,214,990	78,096	(1,123)	1,291,963
Corporate securities	1,510,186	61,137	(6,471)	1,564,852
Asset-backed securities	44,070	2,417	-	46,487
Mortgage-backed securities
Commercial	45,157	7,534	(67)	52,624
Agency residential	672,724	12,722	(1,724)	683,722
Non-agency residential	1,933	429	(33)	2,329
Foreign government securities	732,277	51,461	(3,735)	780,003
Foreign corporate securities	990,671	46,850	(6,281)	1,031,240
Total fixed maturity securities	$5,289,619	$262,094	$(20,303)	$5,531,410
Equity securities	$15	$-	$(2)	$13

The $674,827 thousand of foreign government securities at December 31, 2013 included $88,660 thousand of European sovereign securities.  Approximately 53.0%, 14.2%, 13.7% and 7.4% of European Sovereign Securities represented securities held in the governments of France, the United Kingdom, Sweden and the Netherlands, respectively.  No other countries represented more than 5% of the European sovereign securities.  The Company held no sovereign securities of Portugal, Italy, Ireland, Greece or Spain at December 31, 2013.

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings into accumulated other comprehensive income (loss), on April 1, 2009.  As of December 31, 2013, all of the previously reclassified securities have either matured or have been sold.  The table below presents the pre-tax cumulative unrealized appreciation (depreciation) on those corporate securities, for the period indicated:

	At December 31,
(Dollars in thousands)	2013	2012
Pre-tax cumulative unrealized appreciation (depreciation)	$-	$399

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity. Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At December 31, 2013		At December 31, 2012
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$462,133	$463,674	$329,474	$330,149
Due after one year through five years	2,251,169	2,300,475	2,380,093	2,462,430
Due after five years through ten years	988,896	1,000,053	1,008,653	1,064,579
Due after ten years	630,555	661,106	807,515	889,090
Asset-backed securities	38,544	39,609	44,070	46,487
Mortgage-backed securities
Commercial	34,855	38,666	45,157	52,624
Agency residential	709,589	697,399	672,724	683,722
Non-agency residential	859	939	1,933	2,329
Total fixed maturity securities	$5,116,600	$5,201,921	$5,289,619	$5,531,410

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(156,072)	$15,653
Fixed maturity securities, other-than-temporary impairment	(399)	(236)
Equity securities	-	3
Change in unrealized appreciation (depreciation), pre-tax	(156,471)	15,420
Deferred tax benefit (expense)	54,625	(5,480)
Deferred tax benefit (expense), other-than-temporary impairment	140	83
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$(101,706)	$10,023

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2013 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$39,274	$(302)	$8,751	$(644)	$48,025	$(946)
Obligations of U.S. states and political subdivisions	92,760	(4,852)	39,689	(4,170)	132,449	(9,022)
Corporate securities	388,721	(8,981)	56,156	(3,512)	444,877	(12,493)
Asset-backed securities	-	-	-	-	-	-
Mortgage-backed securities
Commercial	-	-	-	-	-	-
Agency residential	381,149	(14,084)	131,504	(4,437)	512,653	(18,521)
Non-agency residential	-	-	202	(33)	202	(33)
Foreign government securities	100,984	(5,255)	29,174	(2,686)	130,158	(7,941)
Foreign corporate securities	321,933	(11,394)	66,715	(4,205)	388,648	(15,599)
Total fixed maturity securities	$1,324,821	$(44,868)	$332,191	$(19,687)	$1,657,012	$(64,555)
Equity securities	13	(2)	-	-	13	(2)
Total	$1,324,834	$(44,870)	$332,191	$(19,687)	$1,657,025	$(64,557)

	Duration of Unrealized Loss at December 31, 2013 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$17,315	$(1,273)	$31,679	$(4,132)	$48,994	$(5,405)
Due in one year through five years	425,627	(8,982)	111,150	(5,647)	536,777	(14,629)
Due in five years through ten years	312,341	(10,408)	14,865	(663)	327,206	(11,071)
Due after ten years	188,389	(10,121)	42,791	(4,775)	231,180	(14,896)
Asset-backed securities	-	-	-	-	-	-
Mortgage-backed securities	381,149	(14,084)	131,706	(4,470)	512,855	(18,554)
Total fixed maturity securities	$1,324,821	$(44,868)	$332,191	$(19,687)	$1,657,012	$(64,555)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2013 were $1,657,025 thousand and $64,557 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at December 31, 2013, did not exceed 0.9% of the overall market value of the Company’s fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $44,868 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were primarily comprised of domestic and foreign corporate securities, foreign government securities, agency residential mortgage-backed securities as well as state and municipal securities.  Of these unrealized losses, $38,527 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $19,687 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, foreign government securities, agency residential mortgage-backed securities as well as state and municipal securities.  Of these unrealized losses, $18,867 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The gross unrealized depreciation for mortgage-backed securities included $33 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

Other invested assets, at fair value, are comprised of common shares of the Company’s ultimate parent, Group.  At December 31, 2013, the Company held 9,719,971 shares of Group representing 17.0% of the total outstanding shares.

The components of net investment income are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Fixed maturities	$210,416	$216,796	$232,287
Equity securities	36,274	39,284	29,694
Short-term investments and cash	1,090	1,051	1,078
Other invested assets
Limited partnerships	36,737	39,696	42,349
Dividends from Parent's shares	21,287	18,663	18,645
Other	7,328	3,851	2,741
Gross investment income before adjustments	313,132	319,341	326,794
Funds held interest income (expense)	6,925	4,408	(1,131)
Gross investment income	320,057	323,749	325,663
Investment expenses	(23,061)	(17,604)	(12,730)
Net investment income	$296,996	$306,145	$312,933

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

The Company had contractual commitments to invest up to an additional $55,171 thousand in limited partnerships at December 31, 2013.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2016.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Fixed maturity securities, market value:
Other-than-temporary impairments	$-	$(6,634)	$(14,522)
Gains (losses) from sales	3,792	5,660	(16,652)
Fixed maturity securities, fair value:
Gain (losses) from sales	201	5,675	(905)
Gains (losses) from fair value adjustments	307	1,941	(15,518)
Equity securities, market value:
Gains (losses) from sales	-	-	37
Equity securities, fair value:
Gains (losses) from sales	31,566	22,562	7,644
Gains (losses) from fair value adjustments	240,927	111,155	7,200
Other invested assets, fair value:
Gains (losses) from fair value adjustments	446,341	251,359	(8,400)
Short-term investment gains (losses)	15	(16)	-
Total net realized capital gains (losses)	$723,149	$391,702	$(41,116)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Proceeds from sales of fixed maturity securities	$619,914	$561,408	$1,274,308
Gross gains from sales	14,914	21,051	39,363
Gross losses from sales	(10,921)	(9,716)	(56,920)

Proceeds from sales of equity securities	$612,516	$546,463	$264,945
Gross gains from sales	40,191	40,808	15,875
Gross losses from sales	(8,925)	(18,246)	(8,194)

Securities with a carrying value amount of $1,405,722 thousand at December 31, 2013, were on deposit with various state or governmental insurance departments in compliance with insurance laws.

3.  RESERVES FOR LOSSES AND LAE

Reserves for losses and LAE.
Activity in the reserve for losses and LAE is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2013	2012	2011
Gross reserves at January 1	$8,143,055	$8,290,619	$7,652,303
Less reinsurance recoverables	(3,444,970)	(3,374,427)	(3,265,528)
Net reserves at January 1	4,698,085	4,916,192	4,386,775

Incurred related to:
Current year	1,227,525	1,237,486	1,862,836
Prior years	44,631	12,258	14,767
Total incurred losses and LAE	1,272,156	1,249,744	1,877,603

Paid related to:
Current year	464,914	365,805	447,182
Prior years	1,209,941	1,097,353	894,242
Total paid losses and LAE	1,674,855	1,463,158	1,341,424

Foreign exchange/translation adjustment	(69,542)	(4,693)	(6,762)

Net reserves at December 31	4,225,844	4,698,085	4,916,192
Plus reinsurance recoverables	3,427,385	3,444,970	3,374,427
Gross reserves at December 31	$7,653,229	$8,143,055	$8,290,619

Prior years’ reserves increased by $44,631 thousand, $12,258 thousand and $14,767 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.  The increase for 2013 was attributable to a $71,838 thousand increase in insurance business, primarily related to development on contractors’ liability, workers compensation, and umbrella reserves, partially offset by a $27,207 thousand decrease in reinsurance business, primarily related to favorable development on treaty property reserves.

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

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy. The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of reinsurance basis for the periods indicated:

	At December 31,
(Dollars in thousands)	2013	2012	2011
Gross basis:
Beginning of period reserves	$442,821	$499,911	$554,790
Incurred losses	5,598	132	753
Paid losses	(45,958)	(57,222)	(55,632)
End of period reserves	$402,461	$442,821	$499,911

Net basis:
Beginning of period reserves	$305,469	$341,251	$382,507
Incurred losses	3,965	17	(30)
Paid losses	(40,064)	(35,799)	(41,226)
End of period reserves	$269,370	$305,469	$341,251

Reinsurance Receivables.  Reinsurance receivables for both paid and unpaid losses totaled $3,593,042 thousand and $3,627,253 thousand at December 31, 2013 and 2012, respectively. At December 31, 2013, $2,990,938 thousand, or 83.2%, was receivable from Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”) and are fully collateralized by a trust agreement.  No other retrocessionaire accounted for more than 5% of reinsurance receivables.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.   No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at December 31, 2013 and 2012.

The Company internally manages a small public equity portfolio which had a fair value at December 31, 2013 and December 31, 2012, of $88,338 thousand and $61,893 thousand, respectively, and all prices were obtained from publically published sources.

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

As of December 31, 2013 and 2012, all Level 3 fixed maturity securities, were priced using single non-binding broker quotes since prices for these securities were not provided by normal pricing service companies.  The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes.  The prices received from brokers are reviewed for reasonableness by the third party asset managers and the Company.

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

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$71,685	$-	$71,685	$-
Obligations of U.S. States and political subdivisions	1,002,528	-	1,002,528	-
Corporate securities	1,702,415	-	1,702,415	-
Asset-backed securities	39,609	-	36,076	3,533
Mortgage-backed securities
Commercial	38,666	-	38,666	-
Agency residential	697,399	-	697,399	-
Non-agency residential	939	-	935	4
Foreign government securities	674,827	-	674,827	-
Foreign corporate securities	973,853	-	973,372	481
Total fixed maturities, market value	5,201,921	-	5,197,903	4,018

Fixed maturities, fair value	19,388	-	19,388	-
Equity securities, market value	13	13	-	-
Equity securities, fair value	1,298,940	1,179,139	119,801	-
Other invested assets, fair value	1,515,052	1,515,052	-	-

There were no transfers between Level 1 and Level 2 for the twelve months ended December 31, 2013.

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

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	December 31, 2013					December 31, 2012
	Asset-backed	Foreign	Non-agency	Agency		Asset-backed	Foreign	Non-agency	Agency
(Dollars in thousands)	Securities	Corporate	RMBS	RMBS	Total	Securities	Corporate	RMBS	RMBS	Total
Beginning balance	$4,849	$11,421	$5	$29,398	$45,673	$16,046	$2,536	$7	$-	$18,589
Total gains or (losses) (realized/unrealized)
Included in earnings	258	(654)	3	-	(393)	114	(33)	3	(3)	81
Included in other comprehensive income (loss)	(594)	(367)	(25)	-	(986)	696	144	(1)	(164)	675
Purchases, issuances and settlements	(1,296)	1,080	(73)	-	(289)	4,411	18,057	(4)	29,565	52,029
Transfers in and/or (out) of Level 3	316	(10,999)	94	(29,398)	(39,987)	(16,418)	(9,283)	-	-	(25,701)
Ending balance	$3,533	$481	$4	$-	$4,018	$4,849	$11,421	$5	$29,398	$45,673

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The transfer from level 3, fair value measurements using significant unobservable inputs, of $39,987 thousand of investments during 2013 primarily relates to securities that were priced using single non-binding broker quotes as of December 31, 2012.  The securities were subsequently priced using a recognized pricing service as of December 31, 2013, and were classified as level 2 as of that date.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875,000 thousand plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010, which at December 31, 2013, was $2,128,051 thousand.  As of December 31, 2013, the Company was in compliance with all Holdings Credit Facility covenants.

There are certain regulatory and contractual restrictions on the ability of Holdings’ operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances.  The insurance laws of the State of Delaware, where Holdings’ direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds.  At December 31, 2013, $2,294,461 thousand of the $3,136,782 thousand in net assets of Holdings’ consolidated subsidiaries were subject to the foregoing regulatory restrictions.

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At December 31, 2013				At December 31, 2012
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$150,000	$-			$150,000	$-
Total revolving credit borrowings		-				-
Total letters of credit		851		12/31/2014		1,551		12/31/2013

Total Citibank Holdings Credit Facility	$150,000	$851			$150,000	$1,551

The following table presents the costs incurred in connection with the Holdings Credit Facility for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Credit facility fees incurred	$299	$582	$476

6.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				December 31, 2013		December 31, 2012
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$249,958	$259,130	$249,907	$266,390

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Interest expense incurred	$13,551	$13,548	$13,546

7.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		December 31, 2013		December 31, 2012
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,361	$233,292	$238,357	$242,138

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Interest expense incurred	$15,748	$15,748	$15,748

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

				December 31, 2013		December 31, 2012
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Amount Issued	Sheet Amount	Fair Value	Sheet Amount	Fair Value
6.20% Junior subordinated debt securities	03/29/2004	03/29/2034	$329,897	$-	$-	$329,897	$333,225

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

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Interest expense incurred	$8,181	$20,454	$20,454

Holdings considered the mechanisms and obligations relating to the trust preferred securities, taken together, constituted a full and unconditional guarantee by Holdings of Capital Trust II’s payment obligations with respect to their trust preferred securities.

9.  TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to a non-affiliated ceding company.  At December 31, 2013, the total amount on deposit in the trust account was $184,215 thousand.

10.  OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2013, for all of the Company’s operating leases with remaining non-cancelable terms in excess of one year are as follows:

(Dollars in thousands)
2014	$10,227
2015	10,994
2016	11,089
2017	10,436
2018	10,522
Thereafter	26,336
Net commitments	$79,604

All of these leases, the expiration terms of which range from 2016 to 2024, are for the rental of office space.  Rental expense was $12,405 thousand, $12,232 thousand and $12,656 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

11.  INCOME TAXES

All the income of Holdings U.S. subsidiaries is subject to the applicable federal, foreign, state and local taxes on corporations. Additionally, the income of foreign branches of the Company's insurance operating companies is subject to various income taxes. The provision for income taxes in the Consolidated Statement of Operations and Comprehensive Income (Loss) has been determined in accordance with the individual income of each entity and the respective applicable tax laws. The provision reflects the permanent differences between financial and taxable income relevant to each entity. The significant components of the provision are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Current tax expense (benefit):
U.S.	$86,345	$18,498	$660
Foreign	7,909	10,545	19,227
Total current tax expense (benefit)	94,254	29,043	19,887
Total deferred U.S. tax expense (benefit)	312,984	143,952	(190,564)
Total income tax expense (benefit)	$407,238	$172,995	$(170,677)

A reconciliation of the U.S. Federal income tax rate to company's effective tax rate is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013		2012		2011
Expected income tax provision at the U.S. statutory tax rate	$421,924	35.0%	$242,664	35.0%	$(130,724)	35.0%
Increase (reduction) in taxes resulting from:
Tax exempt income	(15,038)	-3.1%	(20,623)	-3.0%	(33,672)	9.0%
Dividend received deduction	(7,328)	-1.5%	(7,924)	-1.1%	(6,517)	1.7%
Proration	2,274	0.5%	3,138	0.5%	5,080	-1.4%
Tax audit settlement	-	0.0%	(2,508)	-0.4%	(710)	0.2%
Uncertain tax positions	-	0.0%	(31,912)	-4.6%	8,139	-2.2%
Other, net	5,406	2.9%	(9,840)	-1.4%	(12,273)	3.3%
Total income tax provision and effective tax rate	$407,238	33.8%	$172,995	25.0%	$(170,677)	45.7%

During 2012, the Internal Revenue Service ("IRS") completed its audit of the Company for the 2007 and 2008 tax years.  At the conclusion of the audit, the Company paid additional federal income taxes of $12,747 thousand plus interest of $1,702 thousand.  The additional tax liability resulted primarily from adjustments to the timing of the Company’s utilization of foreign tax credits and, therefore, including interest but net of a permanent benefit from previously unrecorded tax exempt income, this resulted in a $354 thousand income tax benefit.  Also as a result of closing the IRS audit, the Company was able to re-measure its exposure and take down its reserve for uncertain tax positions by $31,912 thousand and related interest by $2,154 thousand, resulting in an income tax benefit of $34,067 thousand.

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

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S. tax laws and regulations. The principal items making up the net deferred income tax assets are as follows for the periods indicated:

	At December 31,
(Dollars in thousands)	2013	2012
Deferred tax assets:
Loss reserve	$146,781	$159,320
Alternative minimum tax credits	93,336	64,088
Foreign tax credits	74,255	90,941
Unearned premium reserve	45,368	37,558
Deferred gain on reinsurance	29,965	30,265
Net unrecognized losses on benefit plans	20,944	33,660
Benefit plan liabilities	7,968	37,598
Uncollectible reinsurance reserve	5,534	5,675
Deferred compensation	2,847	6,690
Deferred expenses	2,695	2,602
Investment impairments	2,344	3,009
Net operating loss carryforward	-	64,353
Other assets	9,732	10,646
Total deferred tax assets	441,769	546,405

Deferred tax liabilities:
Net fair value income	350,747	139,374
Deferred acquisition costs	39,344	33,969
Net unrealized investment gains	38,750	84,934
Net unrealized foreign currency gains	27,735	42,747
Gain on tender of debt	27,395	27,395
Bond market discount	1,629	3,050
Other liabilities	7,458	761
Total deferred tax liabilities	493,058	332,230

Net deferred tax assets/(liabilities)	$(51,289)	$214,175

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the periods indicated is as follows:

(Dollars in thousands)	2013	2012	2011
Balance at January 1	$-	$31,912	$23,773
Additions based on tax positions related to the current year	-	-	8,139
Additions for tax positions of prior years	-	-	-
Reductions for tax positions of prior years	-	(31,912)	-
Settlements with taxing authorities	-	-	-
Lapses of applicable statutes of limitations	-	-	-
Balance at December 31	$-	$-	$31,912

As a result of closing the 2007 and 2008 IRS audit during 2012, the Company was able to re-measure its exposure and take down its reserve for uncertain tax positions by $31,912 thousand and accrued interest of $2,154 thousand.  Thus, the entire amount of unrecognized tax benefits at December 31, 2011 was recognized and beneficially affected the effective tax rate in 2012.  The Company is no longer subject to IRS audit for years before 2009.

The Company recognizes accrued interest related to net unrecognized tax benefits and penalties in income taxes. During the year ended December 31, 2012, and 2011, the Company accrued and recognized a net expense/(benefit) of approximately $(2,154) thousand and $957 thousand, respectively, in interest and penalties.

For U.S. Income tax purposes at December 31, 2013, the Company has foreign tax credit carry forwards of $74,255 thousand that begin to expire in 2017. In addition, the Company has $93,336 thousand of Alternative Minimum Tax Credits that do not expire. Management believes that it is more likely than not that the Company will realize the benefits of the majority of its net deferred tax assets and accordingly, no valuation allowance has been recorded for the periods presented.

The Company has recorded tax benefits related to share-based compensation deductions for dividends on restricted stock, vestings of restricted stock and exercised stock options in 2013 and 2012, respectively, of $2,839 thousand and $2 thousand to additional paid-in capital in the shareholders' equity section of the Consolidated Balance Sheets.

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

Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Written premiums:
Direct	$1,240,761	$1,050,248	$808,526
Assumed	3,196,707	2,519,142	2,749,993
Ceded	(2,320,091)	(1,877,789)	(1,804,508)
Net written premiums	$2,117,377	$1,691,601	$1,754,011

Premiums earned:
Direct	$1,183,542	$1,032,576	$867,340
Assumed	3,024,825	2,687,521	2,734,765
Ceded	(2,202,006)	(1,946,199)	(1,808,250)
Net premiums earned	$2,006,361	$1,773,898	$1,793,855

Incurred losses and LAE:
Direct	$1,153,004	$910,136	$738,823
Assumed	1,473,297	1,630,386	2,491,002
Ceded	(1,354,145)	(1,290,778)	(1,352,222)
Net incurred losses and LAE	$1,272,156	$1,249,744	$1,877,603

The Company engages in reinsurance transactions with Bermuda Re, Everest International Reinsurance, Ltd. (“Everest International”), Mt. Logan Re, Ltd. (“Mt. Logan Re”) and Everest Canada, which are affiliated companies primarily driven by enterprise risk and capital management considerations under which business is ceded at market rates and terms.

The table below represents affiliated quota share reinsurance agreements ("whole account quota share") for all new and renewal business for the indicated coverage period:

(Dollars in thousands)
		Percent	Assuming		Single		Aggregate
Coverage Period	Ceding Company	Ceded	Company	Type of Business	Occurrence Limit		Limit

01/01/2002-12/31/2002	Everest Re	20.0%	Bermuda Re	property / casualty business	$-		$-

01/01/2003-12/31/2003	Everest Re	25.0%	Bermuda Re	property / casualty business	-		-

01/01/2004-12/31/2005	Everest Re	22.5%	Bermuda Re	property / casualty business	-		-
	Everest Re	2.5%	Everest International	property / casualty business	-		-

01/01/2006-12/31/2006	Everest Re	18.0%	Bermuda Re	property business	125,000	(1)	-
	Everest Re	2.0%	Everest International	property business	-		-

01/01/2006-12/31/2007	Everest Re	31.5%	Bermuda Re	casualty business	-		-
	Everest Re	3.5%	Everest International	casualty business	-		-

01/01/2007-12/31/2007	Everest Re	22.5%	Bermuda Re	property business	130,000	(1)	-
	Everest Re	2.5%	Everest International	property business	-		-

01/01/2008-12/31/2008	Everest Re	36.0%	Bermuda Re	property / casualty business	130,000	(1)	275,000	(2)
	Everest Re	4.0%	Everest International	property / casualty business	-		-

01/01/2009-12/31/2009	Everest Re	36.0%	Bermuda Re	property / casualty business	150,000	(1)	325,000	(2)
	Everest Re	8.0%	Everest International	property / casualty business	-		-

01/01/2010-12/31/2010	Everest Re	44.0%	Bermuda Re	property / casualty business	150,000		325,000

01/01/2011-12/31/2011	Everest Re	50.0%	Bermuda Re	property / casualty business	150,000		300,000

01/01/2012	Everest Re	50.0%	Bermuda Re	property / casualty business	100,000		200,000

01/01/2003-12/31/2006	Everest Re- Canadian Branch	50.0%	Bermuda Re	property business	-		-
01/01/2007-12/31/2009	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	-		-
01/01/2010-12/31/2010	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	350,000	(3)	-
01/01/2011-12/31/2011	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	350,000	(3)	-
01/01/2012-12/31/2012	Everest Re- Canadian Branch	75.0%	Bermuda Re	property / casualty business	206,250	(3)	412,500	(3)
01/01/2013-12/31/2013	Everest Re- Canadian Branch	75.0%	Bermuda Re	property / casualty business	150,000	(3)	412,500	(3)
01/01/2014	Everest Re- Canadian Branch	75.0%	Bermuda Re	property / casualty business	262,500	(3)	412,500	(3)

01/01/2012	Everest Canada	80.0%	Everest Re- Canadian Branch	property business	-	-

(1)	The single occurance limit is applied before the loss cessions to either Bermuda Re or Everest International.
(2)	The aggregate limit is applied before the loss cessions to either Bermuda Re or Everest International.
(3)	Amounts shown are Canadian dollars.

For premiums earned and losses incurred for the period January 1, 2002 through December 31, 2002, Everest Re, Everest National Insurance Company and Everest Security Insurance Company entered into an Excess of Loss Reinsurance Agreement with Bermuda Re, covering workers’ compensation losses occurring on and after January 1, 2002, as respect to new, renewal and in force policies effective on that date through December 31, 2002.  This agreement was commuted as of September 30, 2013.  The table below represents Bermuda Re's liability limits for any losses per one occurrence.

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada for the periods indicated:

Bermuda Re	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Ceded written premiums	$2,097,812	$1,649,473	$1,627,298
Ceded earned premiums	1,986,421	1,701,811	1,565,561
Ceded losses and LAE (a)	1,148,841	1,095,331	1,226,832

Everest International	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Ceded written premiums	$691	$1,828	$885
Ceded earned premiums	1,105	3,535	18,238
Ceded losses and LAE	(3,180)	(2,815)	5,084

Everest Canada	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Assumed written premiums	$20,419	$17,216	$388
Assumed earned premiums	17,447	15,455	94
Assumed losses and LAE	12,014	9,489	57

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

The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re and assumed by the Company from Mt. Logan Re.

Mt. Logan Re	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Ceded written premiums	$19,066	$-	$-
Ceded earned premiums	18,001	-	-
Ceded losses and LAE	4,171	-	-

Assumed written premiums	1,735	-	-
Assumed earned premiums	1,735	-	-
Assumed losses and LAE	-	-	-

13.  COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
	2013			2012			2011
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(152,280)	$53,298	$(98,982)	$14,682	$(5,139)	$9,544	$34,109	$(11,939)	$22,171
URA(D) on securities - OTTI	(399)	140	(259)	(236)	83	(154)	(188)	66	(122)
Reclassification of net realized losses (gains) included in net income (loss)	(3,792)	1,327	(2,465)	974	(341)	633	31,138	(10,898)	20,240
Foreign currency translation adjustments	(29,428)	10,300	(19,128)	10,815	(3,786)	7,030	(4,316)	1,511	(2,805)
Benefit plan actuarial net gain (loss)	27,442	(9,605)	17,837	(18,109)	6,338	(11,771)	(48,885)	17,109	(31,776)
Reclassification of amortization of net gain (loss) included in net income (loss)	8,889	(3,111)	5,778	7,377	(2,582)	4,795	3,575	(1,251)	2,324
Total other comprehensive income (loss)	$(149,568)	$52,349	$(97,219)	$15,504	$(5,427)	$10,077	$15,434	$(5,402)	$10,032

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from accumulated other comprehensive income (“AOCI”) for the periods indicated:

	Years Ended December 31,		Affected line item within the statements of
AOCI component	2013	2012	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$(3,792)	$974	Other net realized capital gains (losses)
	1,327	(341)	Income tax expense (benefit)
	$(2,465)	$633	Net income (loss)

Benefit plan net gain (loss)	$8,889	$7,377	Other underwriting expenses
	(3,111)	(2,582)	Income tax expense (benefit)
	$5,778	$4,795	Net income (loss)

(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012

Beginning balance of URA (D) on securities	$157,163	$147,140
Current period change in URA (D) of investments - temporary	(101,447)	10,177
Current period change in URA (D) of investments - non-credit OTTI	(259)	(154)
Ending balance of URA (D) on securities	55,457	157,163

Beginning balance of foreign currency translation adjustments	90,215	83,185
Current period change in foreign currency translation adjustments	(19,128)	7,030
Ending balance of foreign currency translation adjustments	71,087	90,215

Beginning balance of benefit plan net gain (loss)	(62,511)	(55,535)
Current period change in benefit plan net gain (loss)	23,615	(6,976)
Ending balance of benefit plan net gain (loss)	(38,896)	(62,511)

Ending balance of accumulated other comprehensive income (loss)	$87,648	$184,867

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

Although not required to make contributions under IRS regulations, the following table summarizes the Company’s contributions to the defined benefit pension plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Company contributions	$22,536	$267	$3,223

The following table summarizes the Company’s pension expense for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Pension expense	$19,348	$16,542	$10,874

The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012
Change in projected benefit obligation:
Benefit obligation at beginning of year	$212,159	$175,364
Service cost	11,182	9,370
Interest cost	8,511	7,971
Actuarial (gain) / loss	(12,742)	21,786
Benefits paid	(5,052)	(2,332)
Projected benefit obligation at end of year	214,059	212,159

Change in plan assets:
Fair value of plan assets at beginning of year	114,807	101,304
Actual return on plan assets	20,155	15,568
Actual contributions during the year	22,536	267
Benefits paid	(5,052)	(2,332)
Fair value of plan assets at end of year	152,446	114,807

Funded status at end of year	$(61,613)	$(97,352)

(Some amounts may not reconcile due to rounding.)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2013	2012
Other assets (due beyond one year)	$-	$-
Other liabilities (due within one year)	(17,000)	(5,497)
Other liabilities (due beyond one year)	(44,613)	(91,855)
Net amount recognized in the consolidated balance sheets	$(61,613)	$(97,352)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2013	2012
Prior service cost	$(70)	$(119)
Accumulated income (loss)	(53,318)	(85,820)
Accumulated other comprehensive income (loss)	$(53,387)	$(85,939)

(Some amounts may not reconcile due to rounding.)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2013	2012
Other comprehensive income (loss) at December 31, prior year	$(85,939)	$(78,923)
Net gain (loss) arising during period	24,402	(13,961)
Recognition of amortizations in net periodic benefit cost:
Prior service cost	49	49
Actuarial loss	8,101	6,896
Other comprehensive income (loss) at December 31, current year	$(53,387)	$(85,939)

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Service cost	$11,182	$9,370	$7,548
Interest cost	8,511	7,971	7,702
Expected return on assets	(8,495)	(7,743)	(9,067)
Amortization of actuarial loss from earlier periods	8,101	6,896	3,367
Amortization of unrecognized prior service cost	49	49	49
Settlement	-	-	1,275
Net periodic benefit cost	$19,348	$16,542	$10,874

Other changes recognized in other comprehensive income (loss):
Other comprehensive income (loss) attributable to change from prior year	(32,552)	7,017

Total recognized in net periodic benefit cost and other
comprehensive income (loss)	$(13,204)	$23,559

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $0 thousand, $5,138 thousand and $49 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2013, 2012 and 2011 were 4.00%, 4.60% and 5.60%, respectively.  The rate of compensation increase used to determine the net periodic benefit cost for 2013, 2012 and 2011 was 4.0%.  The expected long-term rate of return on plan assets for 2013, 2012 and 2011 was 7.50%, 7.75% and 8.0%, respectively, and was based on expected portfolio returns and allocations.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for year end 2013, 2012 and 2011 were 5.00%, 4.00% and 4.60%, respectively.

The following table summarizes the accumulated benefit obligation for the periods indicated:

	At December 31,
(Dollars in thousands)	2013	2012
Qualified Plan	$147,803	$148,107
Non-qualified Plan	29,774	25,579
Total	$177,577	$173,686

The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2013	2012
Qualified Plan
Projected benefit obligation	$179,512	$181,617
Fair value of plan assets	152,446	114,807
Non-qualified Plan
Projected benefit obligation	$34,547	$30,542
Fair value of plan assets	-	-

The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2013	2012
Qualified Plan
Accumulated benefit obligation	N/A	$148,107
Fair value of plan assets	N/A	114,807
Non-qualified Plan
Accumulated benefit obligation	$29,774	$25,579
Fair value of plan assets	-	-

(N/A, not applicable)

The following table displays the expected benefit payments in the periods indicated:

(Dollars in thousands)
2014	$20,510
2015	5,229
2016	6,503
2017	6,897
2018	7,614
Next 5 years	48,816

Plan assets consist of shares in investment trusts with approximately 77%, 16% and 7% of the underlying assets consisting of equity securities, fixed maturities and cash, respectively.  The Company manages the qualified plan investments for U.S. employees.  The assets in the plan consist of debt and equity mutual funds.  Due to the long term nature of the plan, the target asset allocation has historically been 70% equities and 30% bonds.

The following tables present the fair value measurement levels for the qualified plan assets at fair value for the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$-	$-	$-	$-
Short-term investments, which approximates fair value (a)	10,590	10,590	-	-
Mutual funds, fair value
Fixed income (b)	24,630	24,630	-	-
Equities (c)	97,305	97,305	-	-
Multi-strategy equity fund, fair value (d)	10,765	-	-	10,765
Private equity limited partnerships (e)	9,156	-	-	9,156
Total	$152,446	$132,525	$-	$19,921

(Some amounts may not reconcile due to rounding.)

(a)	This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.
(b)
This category includes fixed income funds, which invest in investment grade securities of corporations, governments and government agencies with approximately 50% in U.S. securities and 50% in international securities.

(c)
This category includes funds, which invest in small, mid and multi-cap equity securities including common stocks, securities convertible into common stock and securities with common stock characteristics, such as rights and warrants, with approximately 90% in U.S. equities and 10% in international equities.

(d)
This category consists of a privately held fund of U.S. and international equity funds and may include currency hedges for the foreign funds. The fair value is provided by the external investment manager.

(e)	This category consists of private equity limited partnerships.

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$-	$-	$-	$-
Short-term investments, which approximates fair value (a)	3,343	3,343	-	-
Mutual funds, fair value
Fixed income (b)	33,783	33,783	-	-
Equities (c)	63,065	63,065	-	-
Multi-strategy equity fund, fair value (d)	9,092	-	-	9,092
Private equity limited partnership (e)	5,524	-	-	5,524
Total	$114,807	$100,191	$-	$14,616

(Some amounts may not reconcile due to rounding.)

(a)	This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.
(b)
This category includes fixed income funds, which invest in investment grade securities of corporations, governments and government agencies with approximately 50% in U.S. securities and 50% in international securities.

(c)
This category includes funds, which invest in small, mid and multi-cap equity securities including common stocks, securities convertible into common stock and securities with common stock characteristics, such as rights and warrants, with approximately 75% in U.S. equities and 25% in international equities.

(d)
This category consists of a privately held fund of U.S. and international equity funds and may include currency hedges for the foreign funds. The fair value is provided by the external investment manager.

(e)	This category consists of private equity limited partnership.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturity investments, for the period indicated:

	Year Ended December 31,
(Dollars in thousands)	2013	2012
Assets:
Balance, beginning of period	$14,616	$8,882
Actual return on plan assets:
Realized gains (losses) relating to assets sold during the period	7	(22)
Unrealized gains (losses) relating to assets still held at the reporting date	2,589	997
Purchases and capital contributions	2,951	5,955
Investment income earned on assets	-	118
Sales and capital distributions	(242)	(1,314)
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$19,921	$14,616

The amount of total gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses)
relating to assets still held at the reporting date	$2,582	$1,019

(Some amounts may not reconcile due to rounding.)

The Company does not expect to make any contributions to the qualified plan in 2014.

Defined Contribution Plans.
The Company also maintains both qualified and non-qualified defined contribution plans (“Savings Plan” and “Non-Qualified Savings Plan”, respectively) covering U.S. employees.  Under the plans, the Company contributes up to a maximum 3% of the participants’ compensation based on the contribution percentage of the employee.  The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to Internal Revenue Code limitations.  In addition, effective for new hires (and rehires) on or after April 1, 2010, the Company will contribute between 0% and 0% of an employee’s earnings for each payroll period based on the employee’s age.  These contributions will be 100% vested after three years.

The following table presents the Company’s incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Incurred expenses	$3,903	$3,209	$2,062

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees.  Each non-U.S. office (Brazil, Canada and Singapore) maintains a separate plan for the non-U.S. employees working in that location.  The Company contributes various amounts based on salary, age and/or years of service.  The contributions as a percentage of salary for the branch offices range from 7.1% to 9.4%.  The contributions are generally used to purchase pension benefits from local insurance providers.  The following table presents the Company’s incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Incurred expenses	$462	$412	$419

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

The following medical cost trend rates were used to determine net cost and benefit obligations:  a healthcare inflation rate for pre-Medicare claims of 7.5% in 2013 was assumed to decrease gradually to 4.5% in 2027 and then remain at that level; and a healthcare inflation rate for post-Medicare claims of 6.3% in 2013 was assumed to decrease gradually to 4.5% in 2027 and then remain at that level.

Changes in the assumed healthcare cost trend can have a significant effect on the amounts reported for the healthcare plans.  A one percent change in the rate would have the following effects on:

	Percentage	Percentage
	Point Increase	Point Decrease
(Dollars in thousands)	($ Impact)	($ Impact)
a. Effect on total service and interest cost components	$730	$(561)
b. Effect on accumulated post-retirement benefit obligation	5,863	(4,550)

The following table presents the post-retirement benefit expenses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Post-retirement benefit expenses	$3,801	$3,141	$2,258

The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in thousands)	2013	2012
Change in projected benefit obligation:
Benefit obligation at beginning of year	$27,938	$21,462
Service cost	1,899	1,677
Interest cost	1,164	1,033
Actuarial loss	(3,040)	4,136
Excise tax cost	-	11
Benefits paid	(366)	(381)
Benefit obligation at end of year	27,594	27,938

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	366	381
Benefits paid	(366)	(381)
Fair value of plan assets at end of year	-	-

Funded status at end of year	$(27,594)	$(27,938)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2013	2012
Other liabilities (due within one year)	$(463)	$(472)
Other liabilities (due beyond one year)	(27,130)	(27,466)
Net amount recognized in the consolidated balance sheets	$(27,594)	$(27,938)

(Some amounts may not reconcile due to rounding.)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2013	2012
Accumulated income (loss)	$(6,452)	$(10,231)
Accumulated other comprehensive income (loss)	$(6,452)	$(10,231)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2013	2012
Other comprehensive income (loss) at December 31, prior year	$(10,231)	$(6,516)
Net gain (loss) arising during period	3,040	(4,147)
Recognition of amortizations in net periodic benefit cost:
Actuarial loss (gain)	739	432
Other comprehensive income (loss) at December 31, current year	$(6,452)	$(10,231)

Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Service cost	$1,899	$1,677	$1,165
Interest cost	1,164	1,033	934
Net loss recognition	739	432	159
Net periodic cost	$3,801	$3,142	$2,258

Other changes recognized in other comprehensive income (loss):
Other comprehensive gain (loss) attributable to change from prior year	(3,779)	3,715

Total recognized in net periodic benefit cost and
other comprehensive income (loss)	$22	$6,857

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $0 thousand, $328 thousand and $0 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2013, 2012 and 2011 were 4.00%, 4.60% and 5.60%, respectively.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2013, 2012 and 2011 were 5.00%, 4.00% and 4.60%, respectively.

The following table displays the expected benefit payments in the years indicated:

(Dollars in thousands)
2014	$463
2015	596
2016	705
2017	802
2018	932
Next 5 years	6,948

15.  DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

Holdings and its operating subsidiaries are subject to various regulatory restrictions, including the amount of dividends that may be paid and the level of capital that the operating entities must maintain.  These regulatory restrictions are based upon statutory capital as opposed to GAAP basis equity or net assets.  Holdings’ primary operating subsidiary, Everest Re, is regulated by Delaware law and is subject to the Risk-Based Capital Model (“RBC”) developed by the National Association of Insurance Commissioners (“NAIC”).  This model represents the aggregate regulatory restrictions on net assets and statutory capital and surplus.

Dividend Restrictions.
Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement.  In addition, no dividend may be paid in excess of unassigned earned surplus.  At December 31, 2013, Everest Re has $538,168 thousand available for payment of dividends in 2014 without the need for prior regulatory approval.

Statutory Financial Information.
Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the NAIC and the Delaware Insurance Department.  Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual.  The capital and statutory surplus of Everest Re was $2,814,337 thousand and $2,612,995 thousand at December 31, 2013 and 2012, respectively.  The statutory net income of Everest Re was $540,020 thousand and $359,816 thousand for the years ended December 31, 2013 and 2012, respectively, and the statutory net loss of Everest Re was $326,400 thousand for the year ended December 31, 2011.

Capital Restrictions.
In the United States, Everest Re is subject to the RBC developed by the NAIC which determines an authorized control level risk-based capital.  As long as the total adjusted capital is 200% or more of the authorized control level capital, no action is required by the Company.

The regulatory targeted capital and the actual statutory capital for Everest Re is as follows:

	Everest Re (1)
	At December 31,
(Dollars in thousands)	2013	2012
Regulatory targeted capital	$1,094,605	$1,346,212
Actual capital	$2,814,337	$2,612,995

(1)   Regulatory targeted capital represents 200% of the RBC authorized control level calculation for the applicable year.

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

	At December 31,
(Dollars in thousands)	2013	2012
	$144,734	$144,628

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

	At December 31,
(Dollars in thousands)	2013	2012
	$30,664	$29,132

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
25,000,000

As of December 31, 2013, Holdings held 9,719,971 common shares of Group, which it had purchased in the open market between February 1, 2007 and March 8, 2011.  The table below represents the total purchase price for these common shares purchased.

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

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Dividends received	$21,287	$18,663	$18,645

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

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Expenses incurred	$84,675	$77,463	$61,108

18.  SEGMENT REPORTING

The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and Accident and Health (“A&H”) business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The International operation writes foreign property and casualty reinsurance through Everest Re’s branches in Canada, Singapore and through offices in Brazil, Miami and New Jersey.  The Insurance operation writes property and casualty insurance, including medical stop loss insurance, directly and through general agents, brokers and surplus lines brokers within the U.S. and Canada.

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

U.S. Reinsurance	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Gross written premiums	$1,826,044	$1,310,683	$1,346,830
Net written premiums	909,557	659,692	688,524

Premiums earned	$842,341	$722,384	$697,737
Incurred losses and LAE	424,184	582,436	623,113
Commission and brokerage	159,747	168,606	156,026
Other underwriting expenses	47,177	44,776	39,290
Underwriting gain (loss)	$211,233	$(73,434)	$(120,692)

International	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Gross written premiums	$1,370,615	$1,209,523	$1,242,609
Net written premiums	610,084	550,732	615,064

Premiums earned	$591,695	$572,466	$636,681
Incurred losses and LAE	315,923	261,473	856,131
Commission and brokerage	114,331	124,552	142,273
Other underwriting expenses	33,910	29,294	27,307
Underwriting gain (loss)	$127,531	$157,147	$(389,030)

Insurance	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Gross written premiums	$1,240,809	$1,049,184	$969,079
Net written premiums	597,736	481,177	450,423

Premiums earned	$572,325	$479,048	$459,437
Incurred losses and LAE	532,049	405,835	398,359
Commission and brokerage	19,844	17,541	40,356
Other underwriting expenses	112,412	96,534	87,734
Underwriting gain (loss)	$(91,980)	$(40,862)	$(67,012)

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Underwriting gain (loss)	$246,784	$42,851	$(576,734)
Net investment income	296,996	306,145	312,933
Net realized capital gains (losses)	723,149	391,702	(41,116)
Corporate expense	(8,262)	(8,764)	(6,073)
Interest, fee and bond issue cost amortization expense	(45,452)	(50,746)	(50,763)
Other income (expense)	(7,714)	12,136	(11,745)
Income (loss) before taxes	$1,205,501	$693,324	$(373,498)

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

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Canada	$169,148	$148,529	$185,184

Approximately 19.6%, 20.3% and 26.3% of the Company’s gross written premiums in 2013, 2012 and 2011, respectively, were sourced through the Company’s largest intermediary.

19.  ACQUISITIONS

During 2011, the Company made several acquisitions to expand its domestic and Canadian insurance operations.  Below are descriptions of the transactions.

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

21. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the periods indicated:

	2013
(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$983,746	$1,080,305	$1,239,528	$1,133,889
Net written premiums	476,167	531,610	585,262	524,338

Premiums earned	448,006	490,022	523,521	544,812
Net investment income	76,869	81,736	68,828	69,563
Net realized capital gains (losses)	309,806	15,526	208,426	189,391
Total claims and underwriting expenses	380,285	453,548	427,626	498,118
Net income (loss)	285,651	85,262	243,753	183,597

	2012
(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$857,191	$732,879	$1,010,883	$968,437
Net written premiums	427,379	339,432	458,866	465,924

Premiums earned	433,711	438,470	427,112	474,605
Net investment income	81,242	74,206	76,342	74,355
Net realized capital gains (losses)	176,141	82,589	95,943	37,029
Total claims and underwriting expenses	377,402	428,041	359,279	566,325
Net income (loss)	214,724	125,653	155,985	23,967

SCHEDULE I – SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2013

Column A	Column B	Column C	Column D
			Amount
			Shown in
		Market	Balance
(Dollars in thousands)	Cost	Value	Sheet
Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$72,211	$71,685	$71,685
State, municipalities and political subdivisions	970,735	1,002,528	1,002,528
Foreign government securities	654,029	674,827	674,827
Foreign corporate securities	966,225	973,853	973,853
Public utilities	56,710	59,044	59,044
All other corporate bonds	1,629,377	1,661,882	1,661,882
Mortgage - backed securities
Commercial	34,855	38,666	38,666
Agency residential	709,589	697,399	697,399
Non-agency residential	859	939	939
Redeemable preferred stock	22,010	21,098	21,098
Total fixed maturities-available for sale	5,116,600	5,201,921	5,201,921
Fixed maturities - available for sale, at fair value(1)	20,888	19,388	19,388
Equity securities - available for sale, at market value	15	13	13
Equity securities - available for sale, at fair value(1)	974,987	1,298,940	1,298,940
Short-term investments	757,162	757,162	757,162
Other invested assets	385,776	385,776	385,776
Other invested assets, at fair value (1)	835,371	1,515,052	1,515,052
Cash	316,807	316,807	316,807

Total investments and cash	$8,407,606	$9,495,059	$9,495,059

(1) Original cost does not reflect adjustments, which have been realized through the statements of operations and comprehensive income.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS

	At December 31,
(Dollars and share amounts in thousands, except par value per share)	2013	2012
ASSETS:
Fixed maturities - available for sale, at market value	$10,776	$13,327
(amortized cost: 2013, $10,778; 2012, $13,051)
Equity securities - available for sale, at fair value	88,338	61,893
Other invested assets, at market value	3,046	12,943
Other invested assets, at fair value	1,515,052	1,068,711
Short-term investments	25,181	45,983
Cash	159	289
Total investments and cash	1,642,552	1,203,146
Investment in subsidiaries, at equity in the underlying net assets	3,136,782	3,068,916
Accrued investment income	97	165
Advances to affiliates	63,999	37,700
Income taxes recoverable	146,395	99,614
Other assets	17,487	25,908
TOTAL ASSETS	$5,007,312	$4,435,449

LIABILITIES:
5.4% Senior notes due 10/15/2014	$249,958	$249,907
6.6% Long term notes due 5/1/2067	238,361	238,357
Junior subordinated debt securities payable	-	329,897
Accrued interest on debt and borrowings	4,781	4,781
Deferred tax liability	272,535	121,127
Due to subsidiaries	42,456	1,084
Other liabilities	8,743	11,690
Total liabilities	816,834	956,843

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2013 and 2012)	-	-
Additional paid-in capital	351,051	340,223
Accumulated other comprehensive income (loss), net of deferred income
tax expense (benefit) of $47,195 at 2013 and $99,544 at 2012	87,648	184,867
Retained earnings	3,751,779	2,953,516
Total stockholder's equity	4,190,478	3,478,606
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$5,007,312	$4,435,449

See notes to consolidated financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
REVENUES:
Net investment income	$23,451	$21,526	$21,619
Net realized capital gains (losses)	467,999	254,680	(1,789)
Other income (expense)	(420)	(371)	(191)
Net income (loss) of subsidiaries	511,976	377,963	(181,912)
Total revenues	1,003,006	653,798	(162,273)

EXPENSES:
Interest expense	45,452	50,685	50,736
Corporate expense	6,065	7,108	3,353
Total expenses	51,517	57,793	54,089

INCOME (LOSS) BEFORE TAXES	951,489	596,005	(216,362)
Income tax expense (benefit)	153,226	75,676	(13,541)

NET INCOME (LOSS)	$798,263	$520,329	$(202,821)

Other comprehensive income (loss), net of tax :
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(99,241)	9,390	22,049
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	(2,465)	633	20,240
Total URA(D) on securities arising during the period	(101,706)	10,023	42,289

Foreign currency translation adjustments	(19,128)	7,030	(2,805)

Benefit plan actuarial net gain (loss) for the period	17,837	(11,771)	(31,776)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	5,778	4,795	2,324
Total benefit plan net gain (loss) for the period	23,615	(6,976)	(29,452)
Total other comprehensive income (loss), net of tax	(97,219)	10,077	10,032

COMPREHENSIVE INCOME (LOSS)	$701,044	$530,406	$(192,789)

See notes to consolidated financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$798,263	$520,329	$(202,821)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (earnings) deficit of subsidiaries	(511,976)	(377,963)	181,912
Dividends received from subsidiaries	359,000	100,000	75,000
Increase (decrease) in accrued interest on debt and borrowings	-	-	(13)
Decrease (increase) in federal income tax recoverable	(46,780)	(56,234)	46,765
Decrease (increase) in deferred tax asset/liability	151,504	107,163	(10,306)
Change in other assets and liabilities, net	20,618	(13,486)	(27,391)
Amortization of bond premium (accrual of bond discount)	280	303	80
Amortization of underwriting discount on senior notes	54	52	49
Net realized capital losses (gains)	(467,999)	(254,680)	1,789
Net cash provided by (used in) operating activities	302,964	25,484	65,064

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiaries	(1,102)	(11,102)	(19,051)
Proceeds from fixed maturities matured/called - available for sale, at market value	1,993	1,749	394
Proceeds from equity securities sold - available for sale, at fair value	24,750	13,659	32,323
Proceeds from other invested assets sold	9,897	-	-
Cost of fixed maturities acquired - available for sale, at market value	-	-	(14,777)
Cost of equity securities acquired - available for sale, at fair value	(29,537)	(28,334)	-
Cost of other invested assets acquired, at fair value	-	-	(37,611)
Cost of business acquired	-	-	(55,000)
Net change in short-term investments	20,802	(1,494)	77,616
Net cash provided by (used in) investing activities	26,803	(25,522)	(16,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cost of senior notes maturing	(329,897)	-	-
Revolving credit borrowings	-	-	(50,000)
Net cash provided by (used in) financing activities	(329,897)	-	(50,000)

Net increase (decrease) in cash	(130)	(38)	(1,042)
Cash, beginning of period	289	327	1,369
Cash, end of period	$159	$289	$327

Non-cash financing transaction:
Non-cash contribution from parent	$10,828	$6,807	$5,650
Non-cash contribution to subsidiaries	(10,828)	(6,807)	(5,650)

See notes to consolidated financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

1.)	The accompanying condensed financial information should be read in conjunction with the Consolidated Financial Statements and related Notes of Everest Reinsurance Holdings, Inc. and its Subsidiaries.

2.)	The Holdings Credit Facility, Senior Notes and Long-Term Subordinated Notes presented in Notes 5, 6 and 7 are direct obligations of the Registrant.

SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
		Reserve				Incurred
Geographic Area		for Losses				Loss and	Amortization
	Deferred	and Loss	Unearned		Net	Loss	of Deferred	Other	Net
	Acquisition	Adjustment	Premium	Premiums	Investment	Adjustment	Acquisition	Operating	Written
(Dollars in thousands)	Costs	Expenses	Reserves	Earned	Income	Expenses	Costs	Expenses	Premium
December 31, 2013
Domestic	$85,098	$5,908,051	$1,041,653	$1,414,666	$252,671	$956,233	$179,591	$159,589	$1,507,293
International	26,926	1,745,178	275,494	591,695	44,325	315,923	114,331	33,910	610,084
Total	$112,024	$7,653,229	$1,317,147	$2,006,361	$296,996	$1,272,156	$293,922	$193,499	$2,117,377

December 31, 2012
Domestic	$74,540	$6,263,961	$854,151	$1,201,432	$258,469	$988,271	$186,147	$141,310	$1,140,869
International	22,982	1,879,094	239,671	572,466	47,676	261,473	124,552	29,294	550,732
Total	$97,522	$8,143,055	$1,093,822	$1,773,898	$306,145	$1,249,744	$310,699	$170,604	$1,691,601

December 31, 2011
Domestic	$134,008	$6,099,606	$976,332	$1,157,174	$260,923	$1,021,472	$196,382	$127,024	$1,138,947
International	32,798	2,191,013	263,373	636,681	52,010	856,131	142,273	27,307	615,064
Total	$166,806	$8,290,619	$1,239,705	$1,793,855	$312,933	$1,877,603	$338,655	$154,331	$1,754,011

SCHEDULE IV – REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed
	Gross	Other	from Other	Net	Assumed
(Dollars in thousands)	Amount	Companies	Companies	Amount	to Net

December 31, 2013
Total property and liability
insurance premiums earned	$1,183,542	$2,202,006	$3,024,825	$2,006,361	150.8%

December 31, 2012
Total property and liability
insurance premiums earned	$1,032,576	$1,946,199	$2,687,521	$1,773,898	151.5%

December 31, 2011
Total property and liability
insurance premiums earned	$867,340	$1,808,250	$2,734,765	$1,793,855	152.5%