Form 10-Q
period 2014-03-31
EVEREST REINSURANCE HOLDINGS INC
filed 2014-05-15
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2014	Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3263609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer		Accelerated filer
Non-accelerated filer	X	Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At May 1, 2014
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2014 (unaudited) and
	December 31, 2013	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three months ended March 31, 2014 and 2013 (unaudited)	2

	Consolidated Statements of Changes in Stockholder’s Equity for the three months
	ended March 31, 2014 and 2013 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended
	March 31, 2014 and 2013 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operation	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II

OTHER INFORMATION

Part I

ITEM  1.  FINANCIAL STATEMENTS

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands, except par value per share)	2014	2013
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$5,537,841	$5,201,921
(amortized cost: 2014, $5,418,527; 2013, $5,116,600)
Fixed maturities - available for sale, at fair value	-	19,388
Equity securities - available for sale, at market value (cost: 2014, $15; 2013, $15)	13	13
Equity securities - available for sale, at fair value	1,224,669	1,298,940
Short-term investments	642,650	757,162
Other invested assets (cost: 2014, $371,942; 2013, $385,776)	371,942	385,776
Other invested assets, at fair value	1,487,642	1,515,052
Cash	273,265	316,807
Total investments and cash	9,538,022	9,495,059
Accrued investment income	53,735	50,306
Premiums receivable	1,160,395	1,173,780
Reinsurance receivables - unaffiliated	642,035	530,158
Reinsurance receivables - affiliated	3,223,779	3,062,884
Funds held by reinsureds	172,965	175,526
Deferred acquisition costs	110,600	112,024
Prepaid reinsurance premiums	719,788	673,753
Other assets	275,726	247,505
TOTAL ASSETS	$15,897,045	$15,520,995

LIABILITIES:
Reserve for losses and loss adjustment expenses	$7,577,143	$7,653,229
Unearned premium reserve	1,391,902	1,317,147
Funds held under reinsurance treaties	92,797	92,514
Losses in the course of payment	452,761	350,820
Commission reserves	39,588	47,226
Other net payable to reinsurers	1,155,848	1,026,292
5.4% Senior notes due 10/15/2014	249,971	249,958
6.6% Long term notes due 5/1/2067	238,361	238,361
Accrued interest on debt and borrowings	12,092	4,781
Income taxes	56,460	23,949
Unsettled securities payable	71,299	53,772
Other liabilities	263,455	272,468
Total liabilities	11,601,677	11,330,517

Commitments and Contingencies (Note 6)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2014 and 2013)	-	-
Additional paid-in capital	354,445	351,051
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $55,289 at 2014 and $47,195 at 2013	102,678	87,648
Retained earnings	3,838,245	3,751,779
Total stockholder's equity	4,295,368	4,190,478
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$15,897,045	$15,520,995

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
	(unaudited)
REVENUES:
Premiums earned	$470,445	$448,006
Net investment income	63,787	76,869
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	-	-
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-
Other net realized capital gains (losses)	(4,050)	309,806
Total net realized capital gains (losses)	(4,050)	309,806
Other income (expense)	(3,055)	(9,661)
Total revenues	527,127	825,020

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	278,046	268,641
Commission, brokerage, taxes and fees	76,094	68,122
Other underwriting expenses	39,251	43,522
Corporate expenses	1,302	1,772
Interest, fee and bond issue cost amortization expense	7,436	12,616
Total claims and expenses	402,129	394,673

INCOME (LOSS) BEFORE TAXES	124,998	430,347
Income tax expense (benefit)	38,532	144,696

NET INCOME (LOSS)	$86,466	$285,651

Other comprehensive income (loss), net of tax :
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	20,797	(5,606)
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	1,298	(1,358)
Total URA(D) on securities arising during the period	22,095	(6,964)

Foreign currency translation adjustments	(7,836)	(7,596)

Benefit plan actuarial net gain (loss) for the period	-	-
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	771	1,346
Total benefit plan net gain (loss) for the period	771	1,346
Total other comprehensive income (loss), net of tax	15,030	(13,214)

COMPREHENSIVE INCOME (LOSS)	$101,496	$272,437

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY

	Three Months Ended
	March 31,
(Dollars in thousands, except share amounts)	2014	2013
	(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000
Balance, end of period	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$351,051	$340,223
Share-based compensation plans	3,394	3,158
Balance, end of period	354,445	343,381

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	87,648	184,867
Net increase (decrease) during the period	15,030	(13,214)
Balance, end of period	102,678	171,653

RETAINED EARNINGS:
Balance, beginning of period	3,751,779	2,953,516
Net income (loss)	86,466	285,651
Balance, end of period	3,838,245	3,239,167

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$4,295,368	$3,754,201

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$86,466	$285,651
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	12,611	(51,555)
Decrease (increase) in funds held by reinsureds, net	2,877	(6,122)
Decrease (increase) in reinsurance receivables	(279,364)	(22,142)
Decrease (increase) in income taxes	24,447	132,099
Decrease (increase) in prepaid reinsurance premiums	(47,040)	(16,378)
Increase (decrease) in reserve for losses and loss adjustment expenses	(58,410)	(176,428)
Increase (decrease) in unearned premiums	76,126	43,947
Increase (decrease) in other net payable to reinsurers	130,527	(4,619)
Increase (decrease) in losses in course of payment	101,869	162,432
Change in equity adjustments in limited partnerships	3,143	(11,220)
Distribution of limited partnership income	5,824	10,252
Change in other assets and liabilities, net	(16,618)	12,988
Non-cash compensation expense	1,729	2,173
Amortization of bond premium (accrual of bond discount)	6,004	6,563
Amortization of underwriting discount on senior notes	14	13
Net realized capital (gains) losses	4,050	(309,806)
Net cash provided by (used in) operating activities	54,255	57,848

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	207,534	298,241
Proceeds from fixed maturities matured/called - available for sale, at fair value	875	3,000
Proceeds from fixed maturities sold - available for sale, at market value	149,578	166,934
Proceeds from fixed maturities sold - available for sale, at fair value	20,763	3,664
Proceeds from equity securities sold - available for sale, at fair value	176,116	103,828
Distributions from other invested assets	9,828	22,225
Cost of fixed maturities acquired - available for sale, at market value	(689,205)	(586,523)
Cost of fixed maturities acquired - available for sale, at fair value	(1,309)	(1,295)
Cost of equity securities acquired - available for sale, at fair value	(77,427)	(120,527)
Cost of other invested assets acquired	(4,961)	(4,661)
Net change in short-term investments	113,571	83,622
Net change in unsettled securities transactions	(8,812)	(17,558)
Net cash provided by (used in) investing activities	(103,449)	(49,050)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	1,665	985
Net cash provided by (used in) financing activities	1,665	985

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,987	(13,548)

Net increase (decrease) in cash	(43,542)	(3,765)
Cash, beginning of period	316,807	347,720
Cash, end of period	$273,265	$343,955

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$12,474	$862
Interest paid	42	5,136

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2014 and 2013

1.  GENERAL

As used in this document, “Holdings” means Everest Reinsurance Holdings, Inc., a Delaware company and direct subsidiary of Everest Underwriting Group (Ireland) Limited (“Holdings Ireland”); “Group” means Everest Re Group, Ltd. (Holdings Ireland’s parent); “Bermuda Re” means Everest Reinsurance (Bermuda), Ltd., a subsidiary of Group; “Everest Re” means Everest Reinsurance Company and its subsidiaries, a subsidiary of Holdings (unless the context otherwise requires); “Mt. Logan Re” means Mt. Logan Re Ltd., a subsidiary of Group; and the “Company” means Holdings and its subsidiaries.

2. BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three months ended March 31, 2014 and 2013 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2013 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2013, 2012 and 2011 included in the Company’s most recent Form 10-K filing.

All intercompany accounts and transactions have been eliminated.

Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2014 presentation.  One reclassification relates to a correction in the manner in which the Company reports distributions received from limited partnership investments in the consolidated Statements of Cash Flows.  Prior to the fourth quarter of 2013, the Company incorrectly reflected all distributions as cash flows from investing activities in its Consolidated Statements of Cash Flows.  Starting with the fourth quarter of 2013, cash distributions from the limited partnerships that represent net investment income are reflected as cash flows from operating activities and distributions that represent the return of capital contributions are reflected as cash flows from investing activities.  For the three months ended March 31, 2013, $10,252 thousand has been reclassified from “Distributions from other invested assets” included in cash flows  from investing activities to “Distribution of limited partnership income” included in cash flows from operations.  The Company has determined that this error is not material to the financial statements of any prior period.

Application of Recently Issued Accounting Standard Changes

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

Treatment of Insurance Contract Acquisition Costs. In October 2010, the FASB issued authoritative guidance for the accounting for costs associated with acquiring or renewing insurance contracts.  The guidance identifies the incremental direct costs of contract acquisition and costs directly related to acquisition activities that should be capitalized.  This guidance is effective for reporting periods beginning after December 15, 2011.  The Company implemented this guidance as of January 1, 2012 and determined that $7,215 thousand of previously deferrable acquisition costs would be expensed, including $5,818 thousand and $1,397 thousand expensed in the years ended December 31, 2012 and 2013, respectively.  No additional expense will be incurred related to this guidance implementation in future periods.

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At March 31, 2014
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$75,511	$495	$(1,026)	$74,980
Obligations of U.S. states and political subdivisions	927,315	43,571	(4,562)	966,324
Corporate securities	1,962,679	49,421	(8,357)	2,003,743
Asset-backed securities	51,089	1,348	(2)	52,435
Mortgage-backed securities
Commercial	32,876	3,578	-	36,454
Agency residential	690,576	6,639	(11,791)	685,424
Non-agency residential	749	177	(25)	901
Foreign government securities	622,333	30,050	(6,792)	645,591
Foreign corporate securities	1,055,399	26,736	(10,146)	1,071,989
Total fixed maturity securities	$5,418,527	$162,015	$(42,701)	$5,537,841
Equity securities	$15	$-	$(2)	$13

	At December 31, 2013
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$72,211	$420	$(946)	$71,685
Obligations of U.S. states and political subdivisions	970,735	40,815	(9,022)	1,002,528
Corporate securities	1,669,553	45,355	(12,493)	1,702,415
Asset-backed securities	38,544	1,065	-	39,609
Mortgage-backed securities
Commercial	34,855	3,811	-	38,666
Agency residential	709,589	6,331	(18,521)	697,399
Non-agency residential	859	113	(33)	939
Foreign government securities	654,029	28,739	(7,941)	674,827
Foreign corporate securities	966,225	23,227	(15,599)	973,853
Total fixed maturity securities	$5,116,600	$149,876	$(64,555)	$5,201,921
Equity securities	$15	$-	$(2)	$13

The $645,591 thousand of foreign government securities at March 31, 2014 included $90,272 thousand of European sovereign securities.  Approximately 54.3%, 14.1%, 13.5% and 7.4% of European Sovereign Securities represented securities held in the governments of France, the United Kingdom, Sweden and the Netherlands, respectively.  No other countries represented more than 5% of the European sovereign securities.  The Company held no sovereign securities of Portugal, Italy, Ireland, Greece or Spain at March 31, 2014.

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings into accumulated other comprehensive income (loss), on April 1, 2009.  As of March 31, 2014, all of the previously reclassified securities have either matured or have been sold.

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity. Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At March 31, 2014		At December 31, 2013
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$527,979	$529,116	$462,133	$463,674
Due after one year through five years	2,365,020	2,414,315	2,251,169	2,300,475
Due after five years through ten years	1,096,128	1,114,591	988,896	1,000,053
Due after ten years	654,110	704,605	630,555	661,106
Asset-backed securities	51,089	52,435	38,544	39,609
Mortgage-backed securities
Commercial	32,876	36,454	34,855	38,666
Agency residential	690,576	685,424	709,589	697,399
Non-agency residential	749	901	859	939
Total fixed maturity securities	$5,418,527	$5,537,841	$5,116,600	$5,201,921

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$33,993	$(10,618)
Fixed maturity securities, other-than-temporary impairment	-	(97)
Equity securities	-	1
Change in unrealized appreciation (depreciation), pre-tax	33,993	(10,714)
Deferred tax benefit (expense)	(11,898)	3,716
Deferred tax benefit (expense), other-than-temporary impairment	-	34
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$22,095	$(6,964)

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at March 31, 2014 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$28,420	$(303)	$8,689	$(723)	$37,109	$(1,026)
Obligations of U.S. states and political subdivisions	35,182	(1,091)	68,552	(3,471)	103,734	(4,562)
Corporate securities	516,730	(5,033)	78,099	(3,324)	594,829	(8,357)
Asset-backed securities	1,848	(2)	-	-	1,848	(2)
Mortgage-backed securities
Commercial	-	-	-	-	-	-
Agency residential	136,963	(1,951)	285,909	(9,840)	422,872	(11,791)
Non-agency residential	91	-	169	(25)	260	(25)
Foreign government securities	104,740	(3,926)	29,043	(2,866)	133,783	(6,792)
Foreign corporate securities	293,848	(5,481)	93,307	(4,665)	387,155	(10,146)
Total fixed maturity securities	$1,117,822	$(17,787)	$563,768	$(24,914)	$1,681,590	$(42,701)
Equity securities	13	(2)	-	-	13	(2)
Total	$1,117,835	$(17,789)	$563,768	$(24,914)	$1,681,603	$(42,703)

	Duration of Unrealized Loss at March 31, 2014 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$42,790	$(1,575)	$35,039	$(4,148)	$77,829	$(5,723)
Due in one year through five years	508,264	(6,820)	140,468	(5,493)	648,732	(12,313)
Due in five years through ten years	375,534	(5,871)	27,224	(948)	402,758	(6,819)
Due after ten years	52,332	(1,568)	74,959	(4,460)	127,291	(6,028)
Asset-backed securities	1,848	(2)	-	-	1,848	(2)
Mortgage-backed securities	137,054	(1,951)	286,078	(9,865)	423,132	(11,816)
Total fixed maturity securities	$1,117,822	$(17,787)	$563,768	$(24,914)	$1,681,590	$(42,701)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at March 31, 2014 were $1,681,603 thousand and $42,703 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at March 31, 2014, did not exceed 0.8% of the overall market value of the Company’s fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $17,787 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were primarily comprised of domestic and foreign corporate securities, foreign government securities, agency residential mortgage-backed securities as well as state and municipal securities.  Of these unrealized losses, $14,559 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $24,914 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to agency residential mortgage-backed securities, foreign and domestic corporate securities, foreign government securities as well as state and municipal securities.  Of these unrealized losses, $24,078 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The gross unrealized depreciation for mortgage-backed securities included $25 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

Other invested assets, at fair value, is comprised of common shares of the Company’s ultimate parent, Group.  At March 31, 2014, the Company held 9,719,971 shares of Group representing 17.4% of the total outstanding shares.

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Fixed maturities	$51,079	$53,899
Equity securities	8,937	7,731
Short-term investments and cash	186	266
Other invested assets
Limited partnerships	(3,087)	11,348
Dividends from Parent's shares	7,290	4,666
Other	2,021	2,320
Gross investment income before adjustments	66,426	80,230
Funds held interest income (expense)	2,109	2,418
Gross investment income	68,535	82,648
Investment expenses	(4,748)	(5,779)
Net investment income	$63,787	$76,869

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

The Company had contractual commitments to invest up to an additional $97,761 thousand in limited partnerships at March 31, 2014.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2018.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Fixed maturity securities, market value:
Other-than-temporary impairments	$-	$-
Gains (losses) from sales	(1,997)	2,089
Fixed maturity securities, fair value:
Gain (losses) from sales	940	(58)
Gains (losses) from fair value adjustments	-	84
Equity securities, market value:
Gains (losses) from sales	-	-
Equity securities, fair value:
Gains (losses) from sales	(1,336)	8,083
Gains (losses) from fair value adjustments	25,753	106,069
Other invested assets, fair value:
Gains (losses) from fair value adjustments	(27,410)	193,525
Short-term investment gains (losses)	-	14
Total net realized capital gains (losses)	$(4,050)	$309,806

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Proceeds from sales of fixed maturity securities	$170,341	$170,598
Gross gains from sales	2,475	3,811
Gross losses from sales	(3,532)	(1,780)

Proceeds from sales of equity securities	$176,116	$103,828
Gross gains from sales	6,588	8,869
Gross losses from sales	(7,924)	(786)

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.   No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at March 31, 2014 and December 31, 2013.

The Company internally manages a small public equity portfolio which had a fair value at March 31, 2014 and December 31, 2013, of $87,317 thousand and $88,338 thousand, respectively, and all prices were obtained from publically published sources.

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

As of March 31, 2014 and December 31, 2013, all Level 3 fixed maturity securities, were priced using single non-binding broker quotes since prices for these securities were not provided by normal pricing service companies.  The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes.  The prices received from brokers are reviewed for reasonableness by the third party asset managers and the Company.

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

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$74,980	$-	$74,980	$-
Obligations of U.S. States and political subdivisions	966,324	-	966,324	-
Corporate securities	2,003,743	-	2,003,743	-
Asset-backed securities	52,435	-	49,391	3,044
Mortgage-backed securities
Commercial	36,454	-	36,454	-
Agency residential	685,424	-	685,424	-
Non-agency residential	901	-	897	4
Foreign government securities	645,591	-	645,591	-
Foreign corporate securities	1,071,989	-	1,071,516	473
Total fixed maturities, market value	5,537,841	-	5,534,320	3,521

Fixed maturities, fair value	-	-	-	-
Equity securities, market value	13	13	-	-
Equity securities, fair value	1,224,669	1,108,586	116,083	-
Other invested assets, fair value	1,487,642	1,487,642	-	-

There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2014.

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended March 31, 2014				Three Months Ended March 31, 2013
	Asset-backed	Foreign	Non-agency		Asset-backed	Foreign	Non-agency	Agency
(Dollars in thousands)	Securities	Corporate	RMBS	Total	Securities	Corporate	RMBS	RMBS	Total
Beginning balance	$3,533	$481	$4	$4,018	$4,849	$11,421	$5	$29,398	$45,673
Total gains or (losses) (realized/unrealized)				-
Included in earnings	18	1	1	20	(99)	(2)	-	-	(101)
Included in other comprehensive income (loss)	65	-	-	65	(190)	(124)	-	-	(314)
Purchases, issuances and settlements	(572)	(9)	(1)	(582)	126	750	-	-	876
Transfers in and/or (out) of Level 3	-	-	-	-	-	(10,253)	-	(29,398)	(39,651)
Ending balance	$3,044	$473	$4	$3,521	$4,686	$1,792	$5	$-	$6,483

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

There were no transfers from level 3, fair value measurements using significant unobservable inputs, for the three months ended March 31, 2014.  The transfer from level 3, fair value measurements using significant unobservable inputs, of $39,651 thousand of investments for the three months ended March 31, 2013, primarily relates to securities that were priced using single non-binding broker quotes as of December 31, 2012.  The securities were subsequently priced using a recognized pricing service as of March 31, 2013 and were classified as level 2 as of that date.

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

(Dollars in thousands)	At March 31, 2014	At December 31, 2013
	$144,411	$144,734

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

(Dollars in thousands)	At March 31, 2014	At December 31, 2013
	$30,123	$30,664

7.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$31,996	$(11,199)	$20,797	$(8,528)	$2,985	$(5,543)
URA(D) on securities - OTTI	-	-	-	(97)	34	(63)
Reclassification of net realized losses (gains) included in net income (loss)	1,997	(699)	1,298	(2,089)	731	(1,358)
Foreign currency translation adjustments	(12,055)	4,219	(7,836)	(11,686)	4,090	(7,596)
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of amortization of net gain (loss) included in net income (loss)	1,186	(415)	771	2,070	(724)	1,346
Total other comprehensive income (loss)	$23,124	$(8,094)	$15,030	$(20,330)	$7,116	$(13,214)

The following table presents details of the amounts reclassified from accumulated other comprehensive income (“AOCI”) for the periods indicated:

	Three months ended	Three months ended	Affected line item within the statements of
AOCI component	March 31, 2014	March 31, 2013	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$1,997	$(2,089)	Other net realized capital gains (losses)
	(699)	731	Income tax expense (benefit)
	$1,298	$(1,358)	Net income (loss)

Benefit plan net gain (loss)	$1,186	$2,070	Other underwriting expenses
	(415)	(724)	Income tax expense (benefit)
	$771	$1,346	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	At March 31,	At December 31,
(Dollars in thousands)	2014	2013

Beginning balance of URA (D) on securities	$55,457	$157,163
Current period change in URA (D) of investments - temporary	22,095	(101,447)
Current period change in URA (D) of investments - non-credit OTTI	-	(259)
Ending balance of URA (D) on securities	77,552	55,457

Beginning balance of foreign currency translation adjustments	71,087	90,215
Current period change in foreign currency translation adjustments	(7,836)	(19,128)
Ending balance of foreign currency translation adjustments	63,251	71,087

Beginning balance of benefit plan net gain (loss)	(38,896)	(62,511)
Current period change in benefit plan net gain (loss)	771	23,615
Ending balance of benefit plan net gain (loss)	(38,125)	(38,896)

Ending balance of accumulated other comprehensive income (loss)	$102,678	$87,648

8.  CREDIT FACILITY

Effective August 15, 2011, the Company entered into a three year, $150,000 thousand unsecured revolving credit facility with a syndicate of lenders, referred to as the “Holdings Credit Facility”.  Citibank N.A. is the administrative agent for the Holdings Credit Facility.  The Holdings Credit Facility may be used for liquidity and general corporate purposes.  The Holdings Credit Facility provides for the borrowing of up to $150,000 thousand with interest at a rate selected by Holdings equal to either, (1) the Base Rate (as defined below) or (2) a periodic fixed rate equal to the Eurodollar Rate plus an applicable margin.  The Base Rate means a fluctuating interest rate per annum in effect from time to time to be equal to the higher of (a) the rate of interest publicly announced by Citibank as its base rate, (b) 0.5% per annum above the Federal Funds Rate or (c) 1% above the one month London Interbank Offered Rate (“LIBOR”), in each case plus the applicable margin.  The amount of margin and the fees payable for the Holdings Credit Facility depends upon Holdings’ senior unsecured debt rating.

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875,000 thousand plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010, which at March 31, 2014, was $2,155,750 thousand.  As of March 31, 2014, the Company was in compliance with all Holdings Credit Facility covenants.

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

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At March 31, 2014				At December 31, 2013
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$150,000	$-			$150,000	$-
Total revolving credit borrowings		-				-
Total letters of credit		851		12/31/2014		851		12/31/2014

Total Citibank Holdings Credit Facility	$150,000	$851			$150,000	$851

The following table presents the costs incurred in connection with the Holdings Credit Facility for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Credit facility fees incurred	$42	$65

9.  TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to a non-affiliated ceding company.  At March 31, 2014, the total amount on deposit in the trust account was $193,504 thousand.

10.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				March 31, 2014		December 31, 2013
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$249,971	$256,500	$249,958	$259,130

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Interest expense incurred	$3,388	$3,387

11.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		March 31, 2014		December 31, 2013
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,361	$249,411	$238,361	$233,292

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Interest expense incurred	$3,937	$3,937

12.  JUNIOR SUBORDINATED DEBT SECURITIES PAYABLE

In accordance with the provisions of the junior subordinated debt securities which were issued on March 29, 2004, Holdings elected to redeem the $329,897 thousand of 6.2% junior subordinated debt securities outstanding on May 24, 2013.  As a result of the early redemption, the Company incurred pre-tax expense of $7,282 thousand related to the immediate amortization of the remaining capitalized issuance costs on the trust preferred securities.

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Interest expense incurred	$-	$5,113

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

	Three Months Ended
U.S. Reinsurance	March 31,
(Dollars in thousands)	2014	2013
Gross written premiums	$530,301	$434,791
Net written premiums	251,521	217,623

Premiums earned	$218,191	$196,945
Incurred losses and LAE	115,984	101,194
Commission and brokerage	40,136	38,130
Other underwriting expenses	9,482	10,534
Underwriting gain (loss)	$52,589	$47,087

	Three Months Ended
International	March 31,
(Dollars in thousands)	2014	2013
Gross written premiums	$328,878	$300,399
Net written premiums	141,457	133,789

Premiums earned	$145,004	$141,893
Incurred losses and LAE	83,575	82,083
Commission and brokerage	29,169	28,107
Other underwriting expenses	7,837	7,930
Underwriting gain (loss)	$24,423	$23,773

	Three Months Ended
Insurance	March 31,
(Dollars in thousands)	2014	2013
Gross written premiums	$225,276	$248,556
Net written premiums	106,726	124,755

Premiums earned	$107,250	$109,168
Incurred losses and LAE	78,487	85,364
Commission and brokerage	6,789	1,885
Other underwriting expenses	21,932	25,058
Underwriting gain (loss)	$42	$(3,139)

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Underwriting gain (loss)	$77,054	$67,721
Net investment income	63,787	76,869
Net realized capital gains (losses)	(4,050)	309,806
Corporate expense	(1,302)	(1,772)
Interest, fee and bond issue cost amortization expense	(7,436)	(12,616)
Other income (expense)	(3,055)	(9,661)
Income (loss) before taxes	$124,998	$430,347

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Canada	$37,659	$40,146

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
25,000,000

As of March 31, 2014, Holdings held 9,719,971 common shares of Group, which it had purchased in the open market between February 1, 2007 and March 8, 2011.  The table below represents the total purchase price for these common shares purchased.

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Dividends received	$7,290	$4,666

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

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Expenses incurred	$15,843	$18,555

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada for the periods indicated:

	Three Months Ended
Bermuda Re	March 31,
(Dollars in thousands)	2014	2013
Ceded written premiums	$518,017	$477,131
Ceded earned premiums	479,813	454,382
Ceded losses and LAE (a)	238,501	231,531

	Three Months Ended
Everest International	March 31,
(Dollars in thousands)	2014	2013
Ceded written premiums	$(115)	$(135)
Ceded earned premiums	(74)	61
Ceded losses and LAE	1,884	40

	Three Months Ended
Everest Canada	March 31,
(Dollars in thousands)	2014	2013
Assumed written premiums	$4,010	$2,838
Assumed earned premiums	4,688	3,770
Assumed losses and LAE	3,292	2,226

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

The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re and assumed by the Company from Mt. Logan Re.

	Three Months Ended
Mt. Logan Re	March 31,
(Dollars in thousands)	2014	2013
Ceded written premiums	$28,366	$-
Ceded earned premiums	17,837	-
Ceded losses and LAE	5,143	-

Assumed written premiums	9,919	-
Assumed earned premiums	2,106	-
Assumed losses and LAE	-	-

15. INCOME TAXES

The Company is domiciled in the United States and has subsidiaries domiciled within the United States with significant branches in Canada and Singapore.  The Company’s non-U.S. branches are subject to income taxation at varying rates in their respective domiciles.

For interim reporting periods, the company is generally required to use the annualized effective tax rate (“AETR”) method, as prescribed by ASC 740-270, Interim Reporting, to calculate its income tax provision.  Under this method, the AETR is applied to the interim year-to-date pre-tax income to determine the income tax expense or benefit for the year-to-date period.  The income tax expense or benefit for a quarter represents the difference between the year-to-date income tax expense or benefit for the current year-to-date period less such amount for the immediately preceding year-to-date period.  Management considers the impact of all known events in its estimation of the Company’s annual pre-tax income and AETR.

16. SUBSEQUENT EVENTS

On April 24, 2014, the Company entered into two reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda-based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage.  Kilimanjaro has funded the catastrophe reinsurance coverage through the issuance of two classes of catastrophe reinsurance bonds in an aggregate amount of $450,000 thousand.

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

Catastrophe rates tend to fluctuate by global region, particularly areas recently impacted by large catastrophic events.  During the second and third quarters of 2013, Canada experienced historic flooding in Alberta and Toronto, which has resulted in higher catastrophe rates in these areas.  Although there were flooding and wind storm events in Europe and Asia in the latter part of 2013, the overall 2013 catastrophe losses for the industry were lower than average.  This lower level of losses, combined with increased competition is putting downward pressure on rates in certain geographical areas resulting in lower rates for most catastrophe coverages  in the beginning of 2014.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended		Percentage
	March 31,		Increase/
(Dollars in millions)	2014	2013	(Decrease)
Gross written premiums	$1,084.5	$983.7	10.2%
Net written premiums	499.7	476.2	4.9%

REVENUES:
Premiums earned	$470.4	$448.0	5.0%
Net investment income	63.8	76.9	-17.0%
Net realized capital gains (losses)	(4.1)	309.8	-101.3%
Other income (expense)	(3.1)	(9.7)	-68.4%
Total revenues	527.1	825.0	-36.1%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	278.0	268.6	3.5%
Commission, brokerage, taxes and fees	76.1	68.1	11.7%
Other underwriting expenses	39.3	43.5	-9.8%
Corporate expense	1.3	1.8	-26.6%
Interest, fee and bond issue cost amortization expense	7.4	12.6	-41.1%
Total claims and expenses	402.1	394.7	1.9%

INCOME (LOSS) BEFORE TAXES	125.0	430.3	-71.0%
Income tax expense (benefit)	38.5	144.7	-73.4%
NET INCOME (LOSS)	$86.5	$285.7	-69.7%

RATIOS:			Point Change
Loss ratio	59.1%	60.0%	(0.9)
Commission and brokerage ratio	16.2%	15.2%	1.0
Other underwriting expense ratio	8.3%	9.7%	(1.4)
Combined ratio	83.6%	84.9%	(1.3)

	At	At	Percentage
	March 31,	December 31,	Increase/
(Dollars in millions)	2014	2013	(Decrease)
Balance sheet data:
Total investments and cash	$9,538.0	$9,495.1	0.5%
Total assets	15,897.0	15,521.0	2.4%
Loss and loss adjustment expense reserves	7,577.1	7,653.2	-1.0%
Total debt	488.3	488.3	0.0%
Total liabilities	11,601.7	11,330.5	2.4%
Stockholder's equity	4,295.4	4,190.5	2.5%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Revenues.
Premiums.  Gross written premiums increased by 10.2% to $1,084.5 million for the three months ended March 31, 2014, compared to $983.7 million for the three months ended March 31, 2013, reflecting a $124.0 million, or 16.9%, increase in our reinsurance business, partially offset by a $23.3 million, or 9.4%, decrease in our insurance business.  The increase in reinsurance premiums was mainly due to new business, particularly for contracts with catastrophe exposed risks and mortgage guaranty business. The decrease in insurance premiums was primarily due to lower crop premiums, partially offset by an increase in non-standard auto business. Net written premiums increased by 4.9% to $499.7 million for the three months ended March 31, 2014, compared to $476.2 million for the three months ended March 31, 2013.  The variance in the growth of net written premiums compared to the growth in gross written premiums is primarily due to the impact of changes in affiliated reinsurance agreements, particularly the formation of Mt.

Logan Re.  Premiums earned increased by 5.0% to $470.4 million for the three months ended March 31, 2014, compared to $448.0 million for the three months ended March 31, 2013. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income decreased by 17.0% to $63.8 million for the three months ended March 31, 2014, compared with net investment income of $76.9 million for the three months ended March 31, 2013.  Net pre-tax investment income, as a percentage of average invested assets, was 3.0% for the three months ended March 31, 2014 compared to 3.7% for the three months ended March 31, 2013, primarily reflecting a decline in income from our limited partnership investments.

Net Realized Capital Gains (Losses). Net realized capital losses were $4.1 million and net realized capital gains were $309.8 million for the three months ended March 31, 2014 and 2013, respectively.  The $4.1 million was comprised of $2.4 million of losses from sales on our fixed maturity and equity securities and $1.7 million of losses from fair value re-measurements. The net realized capital gains of $309.8 million for the three months ended March 31, 2013, were the result of $299.7 million of gains from fair value re-measurements and $10.1 million of net realized capital gains from sales on our fixed maturity and equity securities.

Other Income (Expense).  We recorded other expense of $3.1 million and $9.7 million for the three months ended March 31, 2014 and 2013, respectively.  The change was primarily due to fluctuations in currency exchange rates for the corresponding periods and fluctuations in the amortization of deferred gains on retroactive reinsurance agreements with affiliates.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following tables present our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$281.3	59.8%		$(0.6)	-0.1%		$280.7	59.7%
Catastrophes	-	0.0%		(2.7)	-0.6%		(2.7)	-0.6%
Total segment	$281.3	59.8%		$(3.3)	-0.7%		$278.0	59.1%

2013
Attritional	$255.9	57.2%		$(1.6)	-0.4%		$254.3	56.8%
Catastrophes	-	0.0%		14.3	3.2%		14.3	3.2%
Total segment	$255.9	57.2%		$12.7	2.8%		$268.6	60.0%

Variance 2014/2013
Attritional	$25.4	2.6	pts	$1.0	0.3	pts	$26.4	2.9	pts
Catastrophes	-	-	pts	(17.0)	(3.8)	pts	(17.0)	(3.8)	pts
Total segment	$25.4	2.6	pts	$(16.0)	(3.5)	pts	$9.4	(0.9)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 3.5% to $278.0 million for the three months ended March 31, 2014 compared to $268.6 million for the three months ended March 31, 2013, primarily due to increases in current year attritional losses.  The increase in current year attritional losses of $25.4 million is primarily due to the impact of the increase in premiums earned.  There were no current year catastrophe losses for the three months ended March 31, 2014 and 2013.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by 11.7% to $76.1 million for the three months ended March 31, 2014 compared to $68.1 million for the three months ended March 31, 2013.  The year over year change was primarily due to the impact of the increase in premiums earned and the decline in crop business, which has a lower commission ratio.

Other Underwriting Expenses.  Other underwriting expenses were $39.3 million and $43.5 million for the three months ended March 31, 2014 and 2013, respectively.   The decrease in other underwriting expenses was mainly due to lower employee related expenses.

Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $1.3 million and $1.8 million for the three months ended March 31, 2014 and 2013, respectively.  The decrease in corporate expenses was mainly due to lower compensation expenses.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $7.4 million and $12.6 million for the three months ended March 31, 2014 and 2013, respectively.  The decrease was primarily due to the redemption of $329.9 million of trust preferred securities in May 2013.

Income Tax Expense (Benefit).  We had income tax expenses of $38.5 million and $144.7 million for the three months ended March 31, 2014 and 2013, respectively.  Income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions, as affected by tax-exempt investment income and as calculated under the AETR method.  Variations in the AETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.  The decrease in income tax expense for the three months ended March 31, 2014 versus 2013 is primarily due to significantly lower net capital gains in the US.

Net Income (Loss).
Our net income was $86.5 million and $285.7 million for the three months ended March 31, 2014 and 2013, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio decreased by 1.3 points to 83.6% for the three months ended March 31, 2014 compared to 84.9% for the three months ended March 31, 2013.  The loss ratio component decreased 0.9 points for the three months ended March 31, 2014, over the same period last year, primarily due to changes in the mix of business.  The commission and brokerage ratio components increased 1.0 point for the three months ended March 31, 2014 over the same period last year.  The other underwriting expense ratio components decreased 1.4 points for the three months ended March 31, 2014 over the same period last year due to lower compensation expenses.

Stockholder's Equity.
Shareholders’ equity increased by $104.9 million to $4,295.4 million at March 31, 2014 from $4,190.5 million at December 31, 2013, principally as a result of $86.5 million of net income, $22.1 million of net unrealized depreciation on investments, net of tax, $3.4 million of share-based compensation transactions and $0.8 million of net benefit plan obligation adjustments, partially offset by $7.8 million of net foreign currency translation adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income decreased 17.0% to $63.8 million for the three months ended March 31, 2014 compared to $76.9 million for the three months ended March 31, 2013.  The decreases were primarily due to a decline in income from our limited partnership investments and a decline in income from our fixed maturities, reflective of declining reinvestment rates, partially offset by an increase in dividends from parent’s shares.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in millions)	2014	2013
Fixed maturities	$51.1	$54.0
Equity securities	8.9	7.7
Short-term investments and cash	0.2	0.3
Other invested assets
Limited partnerships	(3.1)	11.3
Dividends from Parent's shares	7.3	4.7
Other	2.0	2.3
Gross investment income before adjustments	66.4	80.2
Funds held interest income (expense)	2.1	2.4
Gross investment income	68.5	82.6
Investment expenses	(4.7)	(5.8)
Net investment income	$63.8	$76.9

(Some amounts may not reconcile due to rounding)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	March 31,	December 31,
	2014	2013
Imbedded pre-tax yield of cash and invested assets	3.3%	3.3%
Imbedded after-tax yield of cash and invested assets	2.3%	2.4%

	Three Months Ended
	March 31,
	2014	2013
Annualized pre-tax yield on average cash and invested assets	3.0%	3.7%
Annualized after-tax yield on average cash and invested assets	2.2%	2.6%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2014	2013	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$1.3	$3.7	$(2.4)
Losses	(3.3)	(1.6)	(1.7)
Total	(2.0)	2.1	(4.1)

Fixed maturity securities, fair value
Gains	1.2	0.1	1.1
Losses	(0.3)	(0.2)	(0.1)
Total	0.9	(0.1)	1.0

Equity securities, fair value
Gains	6.6	8.9	(2.3)
Losses	(7.9)	(0.8)	(7.1)
Total	(1.3)	8.1	(9.4)

Total net realized gains (losses) from sales
Gains	9.1	12.7	(3.6)
Losses	(11.5)	(2.6)	(8.9)
Total	(2.4)	10.1	(12.5)

Other than temporary impairments:	-	-	-

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	-	0.1	(0.1)
Equity securities, fair value	25.8	106.1	(80.3)
Other invested assets, fair value	(27.4)	193.5	(220.9)
Total	(1.7)	299.7	(301.4)

Total net realized gains (losses)	$(4.1)	$309.8	$(313.9)

(Some amounts may not reconcile due to rounding)

Net realized capital losses were $4.1 million and net realized capital gains were $309.8 million for the three months ended March 31, 2014 and 2013, respectively.  For the three months ended March 31, 2014, we recorded $2.4 million of net realized capital losses from sales of fixed maturity and equity securities and $1.7 million of net realized capital losses due to fair value re-measurements on equity securities and other invested assets.  For the three months ended March 31, 2013, we recorded $299.7 million of net realized capital gains due to fair value re-measurements on fixed maturity, equity securities and other invested assets and $10.1 million of net realized capital gains from sales of fixed maturity and equity securities.  The fixed maturity and equity sales for the three months ended March 31, 2014 and 2013 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013	Variance	% Change
Gross written premiums	$530.3	$434.8	$95.5	22.0%
Net written premiums	251.5	217.6	33.9	15.6%

Premiums earned	$218.2	$196.9	$21.2	10.8%
Incurred losses and LAE	116.0	101.2	14.8	14.6%
Commission and brokerage	40.1	38.1	2.0	5.3%
Other underwriting expenses	9.5	10.5	(1.1)	-10.0%
Underwriting gain (loss)	$52.6	$47.1	$5.5	11.7%

				Point Chg
Loss ratio	53.2%	51.4%		1.8
Commission and brokerage ratio	18.4%	19.4%		(1.0)
Other underwriting expense ratio	4.3%	5.3%		(1.0)
Combined ratio	75.9%	76.1%		(0.2)

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 22.0% to $530.3 million for the three months ended March 31, 2014 from $434.8 million for the three months ended March 31, 2013, primarily due to new business opportunities, particularly for contracts with catastrophe exposed risks and mortgage guaranty business.  Net written premiums increased by 15.6% to $251.5 million for the three months ended March 31, 2014 compared to $217.6 million for the three months ended March 31, 2013.  The variance in the growth of net written premiums compared to the growth in gross written premiums is due to the impact of changes in affiliated reinsurance agreements.  Premiums earned increased 10.8% to $218.2 million for the three months ended March 31, 2014 compared to $196.9 million for the three months ended March 31, 2013.  The change in premiums earned relative to net written premiums is primarily the result of timing;

premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$120.6	55.3%		$(3.2)	-1.5%		$117.4	53.8%
Catastrophes	-	0.0%		(1.4)	-0.6%		(1.4)	-0.6%
Total segment	$120.6	55.3%		$(4.6)	-2.1%		$116.0	53.2%

2013
Attritional	$88.3	44.9%		$(2.3)	-1.2%		$86.1	43.7%
Catastrophes	-	0.0%		15.1	7.7%		15.1	7.7%
Total segment	$88.3	44.9%		$12.9	6.5%		$101.2	51.4%

Variance 2014/2013
Attritional	$32.3	10.4	pts	$(0.9)	(0.3)	pts	$31.3	10.1	pts
Catastrophes	-	-	pts	(16.5)	(8.3)	pts	(16.5)	(8.3)	pts
Total segment	$32.3	10.4	pts	$(17.5)	(8.6)	pts	$14.8	1.8	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 14.6% to $116.0 million for the three months ended March 31, 2014 compared to $101.2 million for the three months ended March 31, 2013, primarily due to the increase in current year attritional losses of $32.3 million resulting mainly from the impact of the increase in premiums earned. This decrease was partially offset by a $16.5 million improvement on development on prior years catastrophe losses, mainly due to $11.4 million of unfavorable development related to Superstorm Sandy in the first quarter of 2013. There were no current year catastrophe losses for the three months ended March 31, 2014 and 2013.

Segment Expenses.  Commission and brokerage expenses increased by 5.3% to $40.1 million for the three months ended March 31, 2014 compared to $38.1 million for the three months ended March 31, 2013.  The quarter over quarter change was primarily due to the impact of the increase in premiums earned.  Segment other underwriting expenses decreased to $9.5 million for the three months ended March 31, 2014 from $10.5 million for the three months ended March 31, 2013 due primarily to lower employee related expenses.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013	Variance	% Change
Gross written premiums	$328.9	$300.4	$28.5	9.5%
Net written premiums	141.5	133.8	7.7	5.7%

Premiums earned	$145.0	$141.9	$3.1	2.2%
Incurred losses and LAE	83.6	82.1	1.5	1.8%
Commission and brokerage	29.2	28.1	1.1	3.8%
Other underwriting expenses	7.8	7.9	(0.1)	-1.2%
Underwriting gain (loss)	$24.4	$23.8	$0.7	2.7%

				Point Chg
Loss ratio	57.6%	57.8%		(0.2)
Commission and brokerage ratio	20.1%	19.8%		0.3
Other underwriting expense ratio	5.5%	5.6%		(0.1)
Combined ratio	83.2%	83.2%		-

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 9.5% to $328.9 million for the three months ended March 31, 2014 compared to $300.4 million for the three months ended March 31, 2013, primarily due to growth in Latin America business, partially offset by a negative $14.0 million impact of foreign exchange movements quarter over quarter. Net written premiums increased by 5.7% to $141.5 million for the three months ended March 31, 2014 compared to $133.8 million for the three months ended March 31, 2013.  The variance in the growth of net written premiums compared to the growth in gross written premiums is due to the impact of changes in affiliated reinsurance agreements.  Premiums earned increased 2.2% to $145.0 million for the three months ended March 31, 2014 compared to $141.9 million for the three months ended March 31, 2013.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$84.7	58.4%		$0.2	0.2%		$85.0	58.6%
Catastrophes	-	0.0%		(1.4)	-1.0%		(1.4)	-1.0%
Total segment	$84.7	58.4%		$(1.1)	-0.8%		$83.6	57.6%

2013
Attritional	$87.1	61.4%		$(4.2)	-3.0%		$82.9	58.4%
Catastrophes	-	0.0%		(0.8)	-0.6%		(0.8)	-0.6%
Total segment	$87.1	61.4%		$(5.0)	-3.6%		$82.1	57.8%

Variance 2014/2013
Attritional	$(2.4)	(3.0)	pts	$4.4	3.2	pts	$2.1	0.2	pts
Catastrophes	-	-	pts	(0.6)	(0.4)	pts	(0.6)	(0.4)	pts
Total segment	$(2.4)	(3.0)	pts	$3.9	2.8	pts	$1.5	(0.2)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 1.8% to $83.6 million for the three months ended March 31, 2014 compared to $82.1 million for the three months ended March 31, 2013, primarily due to less favorable development on prior years attritional losses in 2014 compared to 2013. There were no current year catastrophe losses for the three months ended March 31, 2014 and 2013.

Segment Expenses. Commission and brokerage increased 3.8% to $29.2 million for the three months ended March 31, 2014 compared to $28.1 million for the three months ended March 31, 2013.  This increase was primarily due to the impact of the increase in premiums earned.  Segment other underwriting expenses slightly decreased to $7.8 million for the three months ended March 31, 2014 compared to $7.9 million for the three months ended March 31, 2013.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013	Variance	% Change
Gross written premiums	$225.3	$248.6	$(23.3)	-9.4%
Net written premiums	106.7	124.8	(18.0)	-14.5%

Premiums earned	$107.3	$109.2	$(1.9)	-1.8%
Incurred losses and LAE	78.5	85.4	(6.9)	-8.1%
Commission and brokerage	6.8	1.9	4.9	NM
Other underwriting expenses	21.9	25.1	(3.1)	-12.5%
Underwriting gain (loss)	$-	$(3.1)	$3.2	-101.3%

				Point Chg
Loss ratio	73.2%	78.2%		(5.0)
Commission and brokerage ratio	6.3%	1.7%		4.6
Other underwriting expense ratio	20.5%	23.0%		(2.5)
Combined ratio	100.0%	102.9%		(2.9)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased by 9.4% to $225.3 million for the three months ended March 31, 2014 compared to $248.6 million for the three months ended March 31, 2013.  This decrease was primarily driven by a decline in crop business.  Net written premiums decreased by 14.5% to $106.7 million for the three months ended March 31, 2014 compared to $124.8 million for the three months ended March 31, 2013, which is comparable with the change in gross written premiums. Premiums earned decreased 1.8% to $107.3 million for the three months ended March 31, 2014 compared to $109.2 million for the three months ended March 31, 2013.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$76.0	70.8%		$2.4	2.3%		$78.4	73.1%
Catastrophes	-	0.0%		0.1	0.1%		0.1	0.1%
Total segment	$76.0	70.8%		$2.5	2.4%		$78.5	73.2%

2013
Attritional	$80.5	73.7%		$4.9	4.5%		$85.4	78.2%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$80.5	73.7%		$4.9	4.5%		$85.4	78.2%

Variance 2014/2013
Attritional	$(4.5)	(2.9)	pts	$(2.5)	(2.2)	pts	$(7.0)	(5.1)	pts
Catastrophes	-	-	pts	0.1	0.1	pts	0.1	0.1	pts
Total segment	$(4.5)	(2.9)	pts	$(2.4)	(2.1)	pts	$(6.9)	(5.0)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 8.1% to $78.5 million for the three months ended March 31, 2014 compared to $85.4 million for the three months ended March 31, 2013, mainly due to a decrease of $4.5 million in current year attritional losses due to the impact of lower premiums earned and changes in the mix of business.  There were no current year catastrophe losses for the three months ended March 31, 2014 and 2013.

Segment Expenses Commission and brokerage increased to $6.8 million for the three months ended March 31, 2014 compared to $1.9 million for the three months ended March 31, 2013.  The increase was primarily driven by the shift in the mix of premium this quarter away from crop business, which carries a lower commission rate than other insurance lines.  Segment other underwriting expenses decreased to $21.9 million for the three months ended March 31, 2014 compared to $25.1 million for the three months ended March 31, 2013 primarily due to lower employee related costs.

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

Interest Rate Risk.  Our $9.5 billion investment portfolio, at March 31, 2014, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $722.8 million of mortgage-backed securities in the $5,537.8 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below display the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $642.7 million of short-term investments) for the periods indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates for mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At March 31, 2014
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$6,487.0	$6,337.9	$6,180.5	$6,015.1	$5,845.7
Market/Fair Value Change from Base (%)	5.0%	2.5%	0.0%	-2.7%	-5.4%
Change in Unrealized Appreciation
After-tax from Base ($)	$199.2	$102.3	$-	$(107.5)	$(217.6)

We had $7,577.1 million and $7,653.2 million of gross reserves for losses and LAE as of March 31, 2014 and December 31, 2013, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At March 31, 2014
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$979.7	$1,102.2	$1,224.7	$1,347.2	$1,469.6
After-tax Change in Fair/Market Value	(159.2)	(79.6)	-	79.6	159.2

Foreign Exchange Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Singapore and Canadian Dollars.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of March 31, 2014, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2013.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Index:

Exhibit No.	Description

31.1	Section 302 Certification of Dominic J. Addesso

31.2	Section 302 Certification of Craig Howie

32.1	Section 906 Certification of Dominic J. Addesso and Craig Howie

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: May 15, 2014