Form 10-Q
period 2014-06-30
EVEREST REINSURANCE HOLDINGS INC
filed 2014-08-14
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2014	Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3263609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer		Accelerated filer
Non-accelerated filer	X	Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At August 1, 2014
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2014 (unaudited) and
	December 31, 2013	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three and six months ended June 30, 2014 and 2013 (unaudited)	2

	Consolidated Statements of Changes in Stockholder’s Equity for the three and
	six months ended June 30, 2014 and 2013 (unaudited)	3

	Consolidated Statements of Cash Flows for the three and six months ended
	June 30, 2014 and 2013 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operation	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Mine Safety Disclosures	42

Item 5.	Other Information	42

Item 6.	Exhibits	42

Part I

ITEM  1.  FINANCIAL STATEMENTS

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except par value per share)	2014	2013
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$5,900,397	$5,201,921
(amortized cost: 2014, $5,750,381; 2013, $5,116,600)
Fixed maturities - available for sale, at fair value	-	19,388
Equity securities - available for sale, at market value (cost: 2014, $15; 2013, $15)	15	13
Equity securities - available for sale, at fair value	1,247,792	1,298,940
Short-term investments	673,408	757,162
Other invested assets (cost: 2014, $392,951; 2013, $385,776)	392,951	385,776
Other invested assets, at fair value	1,559,958	1,515,052
Cash	227,033	316,807
Total investments and cash	10,001,554	9,495,059
Accrued investment income	51,380	50,306
Premiums receivable	1,256,740	1,173,780
Reinsurance receivables - unaffiliated	673,999	530,158
Reinsurance receivables - affiliated	3,284,249	3,062,884
Funds held by reinsureds	179,551	175,526
Deferred acquisition costs	104,516	112,024
Prepaid reinsurance premiums	773,401	673,753
Other assets	300,793	247,505
TOTAL ASSETS	$16,626,183	$15,520,995

LIABILITIES:
Reserve for losses and loss adjustment expenses	$7,657,561	$7,653,229
Unearned premium reserve	1,418,445	1,317,147
Funds held under reinsurance treaties	96,754	92,514
Losses in the course of payment	502,639	350,820
Commission reserves	37,219	47,226
Other net payable to reinsurers	1,109,597	1,026,292
4.868% Senior notes due 6/1/2044	400,000	-
5.4% Senior notes due 10/15/2014	249,984	249,958
6.6% Long term notes due 5/1/2067	238,362	238,361
Accrued interest on debt and borrowings	6,133	4,781
Income taxes	83,675	23,949
Unsettled securities payable	72,534	53,772
Other liabilities	269,196	272,468
Total liabilities	12,142,099	11,330,517

Commitments and Contingencies (Note 6)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2014 and 2013)	-	-
Additional paid-in capital	357,537	351,051
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $70,069 at 2014 and $47,195 at 2013	130,128	87,648
Retained earnings	3,996,419	3,751,779
Total stockholder's equity	4,484,084	4,190,478
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$16,626,183	$15,520,995

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$520,736	$490,022	$991,181	$938,028
Net investment income	68,636	81,736	132,423	158,605
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(199)	-	(199)	-
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	125,313	15,526	121,263	325,332
Total net realized capital gains (losses)	125,114	15,526	121,064	325,332
Other income (expense)	(8,782)	9,744	(11,837)	83
Total revenues	705,704	597,028	1,232,831	1,422,048

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	321,517	333,899	599,563	602,540
Commission, brokerage, taxes and fees	85,322	75,365	161,416	143,487
Other underwriting expenses	47,158	44,284	86,409	87,806
Corporate expenses	(524)	2,065	778	3,837
Interest, fee and bond issue cost amortization expense	8,811	17,928	16,247	30,544
Total claims and expenses	462,284	473,541	864,413	868,214

INCOME (LOSS) BEFORE TAXES	243,420	123,487	368,418	553,834
Income tax expense (benefit)	85,246	38,225	123,778	182,921

NET INCOME (LOSS)	$158,174	$85,262	$244,640	$370,913

Other comprehensive income (loss), net of tax :
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	19,102	(78,581)	39,899	(84,187)
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	857	(158)	2,155	(1,516)
Total URA(D) on securities arising during the period	19,959	(78,739)	42,054	(85,703)

Foreign currency translation adjustments	6,721	371	(1,115)	(7,225)

Benefit plan actuarial net gain (loss) for the period	-	-	-	-
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	770	1,345	1,541	2,691
Total benefit plan net gain (loss) for the period	770	1,345	1,541	2,691
Total other comprehensive income (loss), net of tax	27,450	(77,023)	42,480	(90,237)

COMPREHENSIVE INCOME (LOSS)	$185,624	$8,239	$287,120	$280,676

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share amounts)	2014	2013	2014	2013
	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$354,445	$343,381	$351,051	$340,223
Share-based compensation plans	3,092	2,898	6,486	6,056
Balance, end of period	357,537	346,279	357,537	346,279

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	102,678	171,653	87,648	184,867
Net increase (decrease) during the period	27,450	(77,023)	42,480	(90,237)
Balance, end of period	130,128	94,630	130,128	94,630

RETAINED EARNINGS:
Balance, beginning of period	3,838,245	3,239,167	3,751,779	2,953,516
Net income (loss)	158,174	85,262	244,640	370,913
Balance, end of period	3,996,419	3,324,429	3,996,419	3,324,429

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$4,484,084	$3,765,338	$4,484,084	$3,765,338

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$158,174	$85,262	$244,640	$370,913
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(95,148)	(145,988)	(82,537)	(197,543)
Decrease (increase) in funds held by reinsureds, net	(2,476)	(6,364)	401	(12,486)
Decrease (increase) in reinsurance receivables	(89,030)	(64,010)	(368,394)	(86,152)
Decrease (increase) in income taxes	12,432	(8,697)	36,879	123,402
Decrease (increase) in prepaid reinsurance premiums	(53,035)	(37,771)	(100,075)	(54,149)
Increase (decrease) in reserve for losses and loss adjustment expenses	66,292	(77,864)	7,882	(254,292)
Increase (decrease) in unearned premiums	25,138	78,867	101,264	122,814
Increase (decrease) in other net payable to reinsurers	(47,321)	121,516	83,206	116,897
Increase (decrease) in losses in course of payment	49,634	73,102	151,503	235,534
Change in equity adjustments in limited partnerships	(1,982)	(13,602)	1,161	(24,822)
Distribution of limited partnership income	3,333	5,933	9,157	16,185
Change in other assets and liabilities, net	(35,283)	(24,739)	(51,901)	(11,751)
Non-cash compensation expense	1,969	1,800	3,698	3,973
Amortization of bond premium (accrual of bond discount)	5,577	7,134	11,581	13,697
Amortization of underwriting discount on senior notes	14	14	28	27
Net realized capital (gains) losses	(125,114)	(15,526)	(121,064)	(325,332)
Net cash provided by (used in) operating activities	(126,826)	(20,933)	(72,571)	36,915

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	312,199	329,143	519,733	627,384
Proceeds from fixed maturities matured/called - available for sale, at fair value	-	4,213	875	7,213
Proceeds from fixed maturities sold - available for sale, at market value	178,281	173,690	327,859	340,624
Proceeds from fixed maturities sold - available for sale, at fair value	-	13,678	20,763	17,342
Proceeds from equity securities sold - available for sale, at fair value	116,827	251,018	292,943	354,846
Distributions from other invested assets	5,443	21,378	15,271	43,603
Cost of fixed maturities acquired - available for sale, at market value	(810,168)	(414,379)	(1,499,373)	(1,000,902)
Cost of fixed maturities acquired - available for sale, at fair value	-	(1,411)	(1,309)	(2,706)
Cost of equity securities acquired - available for sale, at fair value	(86,025)	(113,147)	(163,452)	(233,674)
Cost of other invested assets acquired	(27,803)	(3,847)	(32,764)	(8,508)
Net change in short-term investments	(29,636)	13,055	83,935	96,677
Net change in unsettled securities transactions	15,765	(14,825)	6,953	(32,383)
Net cash provided by (used in) investing activities	(325,117)	258,566	(428,566)	209,516

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	1,123	1,098	2,788	2,083
Revolving credit borrowings	-	40,000	-	40,000
Net cost of junior subordinated debt securities redemption	-	(329,897)	-	(329,897)
Net proceeds from issuance of senior notes	400,000	-	400,000	-
Net cash provided by (used in) financing activities	401,123	(288,799)	402,788	(287,814)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	4,588	(1,157)	8,575	(14,705)

Net increase (decrease) in cash	(46,232)	(52,323)	(89,774)	(56,088)
Cash, beginning of period	273,265	343,955	316,807	347,720
Cash, end of period	$227,033	$291,632	$227,033	$291,632

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$71,932	$42,557	$84,406	$53,395
Interest paid	14,677	17,846	14,719	22,982

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2014 and 2013

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

2. BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2014 and 2013 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2013 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2013, 2012 and 2011 included in the Company’s most recent Form 10-K filing.

All intercompany accounts and transactions have been eliminated.

Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2014 presentation.  One reclassification relates to a correction in the manner in which the Company reports distributions received from limited partnership investments in the consolidated Statements of Cash Flows.  Prior to the fourth quarter of 2013, the Company incorrectly reflected all distributions as cash flows from investing activities in its Consolidated Statements of Cash Flows.  Starting with the fourth quarter of 2013, cash distributions from the limited partnerships that represent net investment income are reflected as cash flows from operating activities and distributions that represent the return of capital contributions are reflected as cash flows from investing activities.  For the three and six months ended June 30, 2013, $5,933 thousand and $16,185 thousand, respectively, have been reclassified from “Distributions from other invested assets” included in cash flows  from investing activities to “Distribution of limited partnership income” included in cash flows from operations.  The Company has determined that this error is not material to the financial statements of any prior period.

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

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At June 30, 2014
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$393,018	$728	$(635)	$393,111
Obligations of U.S. states and political subdivisions	881,697	44,770	(2,050)	924,417
Corporate securities	2,042,111	53,019	(7,381)	2,087,749
Asset-backed securities	65,443	1,410	(7)	66,846
Mortgage-backed securities
Commercial	31,942	3,282	-	35,224
Agency residential	658,989	8,375	(6,393)	660,971
Non-agency residential	636	186	-	822
Foreign government securities	585,776	30,390	(3,938)	612,228
Foreign corporate securities	1,090,769	33,971	(5,711)	1,119,029
Total fixed maturity securities	$5,750,381	$176,131	$(26,115)	$5,900,397
Equity securities	$15	$-	$-	$15

	At December 31, 2013
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$72,211	$420	$(946)	$71,685
Obligations of U.S. states and political subdivisions	970,735	40,815	(9,022)	1,002,528
Corporate securities	1,669,553	45,355	(12,493)	1,702,415
Asset-backed securities	38,544	1,065	-	39,609
Mortgage-backed securities
Commercial	34,855	3,811	-	38,666
Agency residential	709,589	6,331	(18,521)	697,399
Non-agency residential	859	113	(33)	939
Foreign government securities	654,029	28,739	(7,941)	674,827
Foreign corporate securities	966,225	23,227	(15,599)	973,853
Total fixed maturity securities	$5,116,600	$149,876	$(64,555)	$5,201,921
Equity securities	$15	$-	$(2)	$13

The $612,228 thousand of foreign government securities at June 30, 2014 included $77,363 thousand of European sovereign securities.  Approximately 51.5%, 16.6%, 12.4%, 8.4% and 5.4% of European Sovereign Securities represented securities held in the governments of France, the United Kingdom, Sweden, the Netherlands and Germany, respectively.  No other countries represented more than 5% of the European sovereign securities.  The Company held no sovereign securities of Portugal, Italy, Ireland, Greece or Spain at June 30, 2014.

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings into accumulated other comprehensive income (loss), on April 1, 2009.  As of June 30, 2014, all of the previously reclassified securities have either matured or have been sold.

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity. Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At June 30, 2014		At December 31, 2013
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$483,623	$483,931	$462,133	$463,674
Due after one year through five years	2,760,988	2,813,468	2,251,169	2,300,475
Due after five years through ten years	1,098,869	1,126,805	988,896	1,000,053
Due after ten years	649,891	712,330	630,555	661,106
Asset-backed securities	65,443	66,846	38,544	39,609
Mortgage-backed securities
Commercial	31,942	35,224	34,855	38,666
Agency residential	658,989	660,971	709,589	697,399
Non-agency residential	636	822	859	939
Total fixed maturity securities	$5,750,381	$5,900,397	$5,116,600	$5,201,921

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$30,702	$(120,835)	$64,695	$(131,453)
Fixed maturity securities, other-than-temporary impairment	-	(302)	-	(399)
Equity securities	2	-	2	1
Change in unrealized appreciation (depreciation), pre-tax	30,704	(121,137)	64,697	(131,851)
Deferred tax benefit (expense)	(10,745)	42,292	(22,643)	46,008
Deferred tax benefit (expense), other-than-temporary impairment	-	106	-	140
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$19,959	$(78,739)	$42,054	$(85,703)

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at June 30, 2014 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$105,986	$(45)	$24,597	$(590)	$130,583	$(635)
Obligations of U.S. states and political subdivisions	-	-	92,739	(2,050)	92,739	(2,050)
Corporate securities	345,912	(2,814)	190,310	(4,567)	536,222	(7,381)
Asset-backed securities	12,591	(7)	-	-	12,591	(7)
Mortgage-backed securities
Commercial	-	-	-	-	-	-
Agency residential	56,079	(235)	286,429	(6,158)	342,508	(6,393)
Non-agency residential	-	-	-	-	-	-
Foreign government securities	32,337	(711)	65,825	(3,227)	98,162	(3,938)
Foreign corporate securities	68,342	(1,210)	138,194	(4,501)	206,536	(5,711)
Total fixed maturity securities	$621,247	$(5,022)	$798,094	$(21,093)	$1,419,341	$(26,115)
Equity securities	15	-	-	-	15	-
Total	$621,262	$(5,022)	$798,094	$(21,093)	$1,419,356	$(26,115)

	Duration of Unrealized Loss at June 30, 2014 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$31,259	$(1,340)	$37,625	$(4,040)	$68,884	$(5,380)
Due in one year through five years	331,857	(1,950)	265,430	(6,480)	597,287	(8,430)
Due in five years through ten years	185,929	(1,383)	107,068	(1,615)	292,997	(2,998)
Due after ten years	3,532	(107)	101,542	(2,800)	105,074	(2,907)
Asset-backed securities	12,591	(7)	-	-	12,591	(7)
Mortgage-backed securities	56,079	(235)	286,429	(6,158)	342,508	(6,393)
Total fixed maturity securities	$621,247	$(5,022)	$798,094	$(21,093)	$1,419,341	$(26,115)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at June 30, 2014 were $1,419,356 thousand and $26,115 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at June 30, 2014, did not exceed 0.4% of the overall market value of the Company’s fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $5,022 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were primarily comprised of domestic and foreign corporate securities.  Of these unrealized losses, $2,508 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The

$21,093 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to agency residential mortgage-backed securities, foreign and domestic corporate securities, foreign government securities as well as state and municipal securities.  Of these unrealized losses, $19,842 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The gross unrealized depreciation for mortgage-backed securities included less than $1 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

Other invested assets, at fair value, is comprised of common shares of the Company’s ultimate parent, Group.  At June 30, 2014, the Company held 9,719,971 shares of Group representing 17.5% of the total outstanding shares.

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Fixed maturities	$53,921	$53,366	$105,000	$107,265
Equity securities	9,180	11,114	18,117	18,845
Short-term investments and cash	459	137	645	403
Other invested assets
Limited partnerships	2,695	14,192	(392)	25,540
Dividends from Parent's shares	7,290	4,665	14,580	9,331
Other	330	1,935	2,351	4,255
Gross investment income before adjustments	73,875	85,409	140,301	165,639
Funds held interest income (expense)	1,183	1,018	3,292	3,436
Gross investment income	75,058	86,427	143,593	169,075
Investment expenses	(6,422)	(4,691)	(11,170)	(10,470)
Net investment income	$68,636	$81,736	$132,423	$158,605

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

The Company had contractual commitments to invest up to an additional $168,244 thousand in limited partnerships at June 30, 2014.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2017.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Fixed maturity securities, market value:
Other-than-temporary impairments	$(199)	$-	$(199)	$-
Gains (losses) from sales	(928)	243	(2,925)	2,332
Fixed maturity securities, fair value:
Gain (losses) from sales	-	148	940	90
Gains (losses) from fair value adjustments	-	(1,666)	-	(1,582)
Equity securities, fair value:
Gains (losses) from sales	1,721	15,888	385	23,971
Gains (losses) from fair value adjustments	52,205	16,465	77,958	122,534
Other invested assets, fair value:
Gains (losses) from fair value adjustments	72,316	(15,552)	44,906	177,973
Short-term investment gains (losses)	(1)	-	(1)	14
Total net realized capital gains (losses)	$125,114	$15,526	$121,064	$325,332

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Proceeds from sales of fixed maturity securities	$178,281	$187,368	$348,622	$357,966
Gross gains from sales	3,815	4,866	6,290	8,677
Gross losses from sales	(4,743)	(4,475)	(8,275)	(6,255)

Proceeds from sales of equity securities	$116,827	$251,018	$292,943	$354,846
Gross gains from sales	3,734	20,536	10,322	29,405
Gross losses from sales	(2,013)	(4,648)	(9,937)	(5,434)

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.   No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at June 30, 2014 and December 31, 2013.

The Company internally manages a small public equity portfolio which had a fair value at June 30, 2014 and December 31, 2013, of $91,802 thousand and $88,338 thousand, respectively, and all prices were obtained from publically published sources.

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

As of June 30, 2014 and December 31, 2013, all Level 3 fixed maturity securities, were priced using single non-binding broker quotes since prices for these securities were not provided by normal pricing service companies.  The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes.  The prices received from brokers are reviewed for reasonableness by the third party asset managers and the Company.

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

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$393,111	$-	$393,111	$-
Obligations of U.S. States and political subdivisions	924,417	-	924,417	-
Corporate securities	2,087,749	-	2,087,749	-
Asset-backed securities	66,846	-	64,318	2,528
Mortgage-backed securities
Commercial	35,224	-	35,224	-
Agency residential	660,971	-	660,971	-
Non-agency residential	822	-	818	4
Foreign government securities	612,228	-	612,228	-
Foreign corporate securities	1,119,029	-	1,119,029	-
Total fixed maturities, market value	5,900,397	-	5,897,865	2,532

Fixed maturities, fair value	-	-	-	-
Equity securities, market value	15	15	-	-
Equity securities, fair value	1,247,792	1,125,956	121,836	-
Other invested assets, fair value	1,559,958	1,559,958	-	-

There were no transfers between Level 1 and Level 2 for the six months ended June 30, 2014.

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended June 30, 2014				Six Months Ended June 30, 2014
	Asset-backed	Foreign	Non-agency		Asset-backed	Foreign	Non-agency
(Dollars in thousands)	Securities	Corporate	RMBS	Total	Securities	Corporate	RMBS	Total
Beginning balance	$3,044	$473	$4	$3,521	$3,533	$481	$4	$4,018
Total gains or (losses) (realized/unrealized)				-
Included in earnings	38	17	-	55	56	18	1	75
Included in other comprehensive income (loss)	28	(20)	-	8	93	(20)	-	73
Purchases, issuances and settlements	(582)	(470)	-	(1,052)	(1,154)	(479)	(1)	(1,634)
Transfers in and/or (out) of Level 3	-	-	-	-	-	-	-	-
Ending balance	$2,528	$-	$4	$2,532	$2,528	$-	$4	$2,532

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Three Months Ended June 30, 2013					Six Months Ended June 30, 2013
	Asset-backed	Foreign	Non-agency	Agency		Asset-backed	Foreign	Non-agency	Agency
(Dollars in thousands)	Securities	Corporate	RMBS	RMBS	Total	Securities	Corporate	RMBS	RMBS	Total
Beginning balance	$4,686	$1,792	$5	$-	$6,483	$4,849	$11,421	$5	$29,398	$45,673
Total gains or (losses) (realized/unrealized)
Included in earnings	115	(649)	2	-	(532)	16	(651)	2	-	(633)
Included in other comprehensive income (loss)	(139)	(298)	(25)	-	(462)	(329)	(422)	(25)	-	(776)
Purchases, issuances and settlements	(146)	2,087	(71)	-	1,870	(20)	2,837	(71)	-	2,746
Transfers in and/or (out) of Level 3	316	4,293	412	-	5,021	316	(5,960)	412	(29,398)	(34,630)
Ending balance	$4,832	$7,225	$323	$-	$12,380	$4,832	$7,225	$323	$-	$12,380

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

There were no transfers from level 3, fair value measurements using significant unobservable inputs, for the six months ended June 30, 2014.  The transfer from level 3, fair value measurements using significant unobservable inputs, of $34,630 thousand of investments for the six months ended June 30, 2013, primarily relates to securities that were priced using single non-binding broker quotes as of December 31, 2012.  The securities were subsequently priced using a recognized pricing service as of June 30, 2013 and were classified as level 2 as of that date.

5.  CAPITAL TRANSACTIONS

On July 9, 2014, the Company renewed its shelf registration statement on Form S-3ASR with the Securities and Exchange Commission (the “SEC”), as a Well Known Seasoned Issuer.  This shelf registration statement can be used by Group to register common shares, preferred shares, debt securities, warrants, share purchase contracts and share purchase units; by Holdings to register debt securities and by Everest Re Capital Trust III (“Capital Trust III”) to register trust preferred securities.

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

(Dollars in thousands)	At June 30, 2014	At December 31, 2013
	$144,022	$144,734

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

(Dollars in thousands)	At June 30, 2014	At December 31, 2013
	$30,724	$30,664

7.  OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$29,577	$(10,475)	$19,102	$61,573	$(21,674)	$39,899
URA(D) on securities - OTTI	-	-	-	-	-	-
Reclassification of net realized losses (gains) included in net income (loss)	1,127	(270)	857	3,124	(969)	2,155
Foreign currency translation adjustments	10,340	(3,619)	6,721	(1,715)	600	(1,115)
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of amortization of net gain (loss) included in net income (loss)	1,185	(415)	770	2,371	(830)	1,541
Total other comprehensive income (loss)	$42,229	$(14,779)	$27,450	$65,353	$(22,873)	$42,480

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(120,591)	$42,207	$(78,385)	$(129,119)	$45,192	$(83,928)
URA(D) on securities - OTTI	(302)	106	(196)	(399)	140	(259)
Reclassification of net realized losses (gains) included in net income (loss)	(244)	85	(158)	(2,333)	816	(1,516)
Foreign currency translation adjustments	570	(199)	371	(11,116)	3,891	(7,225)
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of amortization of net gain (loss) included in net income (loss)	2,070	(725)	1,345	4,140	(1,449)	2,691
Total other comprehensive income (loss)	$(118,497)	$41,474	$(77,023)	$(138,827)	$48,590	$(90,237)

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from accumulated other comprehensive income (“AOCI”) for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,		Affected line item within the statements of
AOCI component	2014	2013	2014	2013	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$1,127	$(244)	$3,124	$(2,333)	Other net realized capital gains (losses)
	(270)	85	(969)	816	Income tax expense (benefit)
	$857	$(158)	$2,155	$(1,516)	Net income (loss)

Benefit plan net gain (loss)	$1,185	$2,070	$2,371	$4,140	Other underwriting expenses
	(415)	(725)	(830)	(1,449)	Income tax expense (benefit)
	$770	$1,345	$1,541	$2,691	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	At June 30,	At December 31,
(Dollars in thousands)	2014	2013

Beginning balance of URA (D) on securities	$55,457	$157,163
Current period change in URA (D) of investments - temporary	42,054	(101,447)
Current period change in URA (D) of investments - non-credit OTTI	-	(259)
Ending balance of URA (D) on securities	97,511	55,457

Beginning balance of foreign currency translation adjustments	71,087	90,215
Current period change in foreign currency translation adjustments	(1,115)	(19,128)
Ending balance of foreign currency translation adjustments	69,972	71,087

Beginning balance of benefit plan net gain (loss)	(38,896)	(62,511)
Current period change in benefit plan net gain (loss)	1,541	23,615
Ending balance of benefit plan net gain (loss)	(37,355)	(38,896)

Ending balance of accumulated other comprehensive income (loss)	$130,128	$87,648

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875,000 thousand plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010, which at June 30, 2014, was $2,178,952 thousand.  As of June 30, 2014, the Company was in compliance with all Holdings Credit Facility covenants.

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

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At June 30, 2014				At December 31, 2013
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$150,000	$-			$150,000	$-
Total revolving credit borrowings		-				-
Total letters of credit		851		12/31/2014		851		12/31/2014

Total Citibank Holdings Credit Facility	$150,000	$851			$150,000	$851

The following table presents the costs incurred in connection with the Holdings Credit Facility for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Credit facility fees incurred	$55	$113	$97	$178

The Company has notified the syndicate of lenders that it will not be renewing this facility at expiration.

9.  REINSURANCE AND TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to a non-affiliated ceding company.  At June 30, 2014, the total amount on deposit in the trust account was $213,335 thousand.

On April 24, 2014, the Company entered into two collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage.  These agreements are multi-year reinsurance contracts which cover specified named storm and earthquake events.  The first agreement provides up to $250,000 thousand of reinsurance coverage from named storms in specified states of the Southeastern United States.  The second agreement provides up to $200,000 thousand of reinsurance coverage from named storms in specified states of the Southeast, Mid-Atlantic and Northeast regions of the United States and Puerto Rico as well as reinsurance coverage from earthquakes in specified states of the Southeast, Mid-Atlantic, Northeast and West regions of the United States, Puerto Rico and British Columbia.

Kilimanjaro has financed the property catastrophe reinsurance coverage by issuing $450,000 thousand of catastrophe bonds to unrelated, external investors. The proceeds from the catastrophe bond issuance will be held in a reinsurance trust throughout the duration of the reinsurance agreements and invested solely in US government money market funds with a rating of at least “AAAm” by Standard & Poor’s at the time of the bond issuance.

10.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				June 30, 2014		December 31, 2013
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$249,984	$253,920	$249,958	$259,130
4.868% Senior notes	06/05/2014	06/01/2044	400,000	400,000	400,112	-	-

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044.  Capitalized costs of approximately $4,300 thousand related to the issuance of the senior notes will be expensed over the 30 year life of the notes.  Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Interest expense incurred	$4,741	$3,388	$8,129	$6,775

11.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		June 30, 2014		December 31, 2013
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,362	$251,083	$238,361	$233,292

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Interest expense incurred	$3,937	$3,937	$7,874	$7,874

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

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Interest expense incurred	$-	$3,068	$-	$8,181

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Six Months Ended
U.S. Reinsurance	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Gross written premiums	$453,115	$418,367	$983,416	$853,158
Net written premiums	215,091	215,839	466,612	433,462

Premiums earned	$246,265	$199,254	$464,456	$396,199
Incurred losses and LAE	129,676	137,099	245,660	238,293
Commission and brokerage	53,380	38,540	93,516	76,670
Other underwriting expenses	11,453	9,994	20,935	20,528
Underwriting gain (loss)	$51,756	$13,621	$104,345	$60,708

	Three Months Ended		Six Months Ended
International	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Gross written premiums	$466,008	$354,388	$794,886	$654,787
Net written premiums	147,210	162,557	288,667	296,346

Premiums earned	$147,728	$151,125	$292,732	$293,018
Incurred losses and LAE	88,888	89,883	172,463	171,966
Commission and brokerage	27,412	31,156	56,581	59,263
Other underwriting expenses	8,093	7,667	15,930	15,597
Underwriting gain (loss)	$23,335	$22,419	$47,758	$46,192

	Three Months Ended		Six Months Ended
Insurance	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Gross written premiums	$305,697	$307,550	$530,973	$556,106
Net written premiums	130,426	153,214	237,152	277,969

Premiums earned	$126,743	$139,643	$233,993	$248,811
Incurred losses and LAE	102,953	106,917	181,440	192,281
Commission and brokerage	4,530	5,669	11,319	7,554
Other underwriting expenses	27,612	26,623	49,544	51,681
Underwriting gain (loss)	$(8,352)	$434	$(8,310)	$(2,705)

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Underwriting gain (loss)	$66,739	$36,474	$143,793	$104,195
Net investment income	68,636	81,736	132,423	158,605
Net realized capital gains (losses)	125,114	15,526	121,064	325,332
Corporate expense	524	(2,065)	(778)	(3,837)
Interest, fee and bond issue cost amortization expense	(8,811)	(17,928)	(16,247)	(30,544)
Other income (expense)	(8,782)	9,744	(11,837)	83
Income (loss) before taxes	$243,420	$123,487	$368,418	$553,834

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Canada	$36,830	$35,436	$74,489	$75,582

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
25,000,000

As of June 30, 2014, Holdings held 9,719,971 common shares of Group, which it had purchased in the open market between February 1, 2007 and March 8, 2011.  The table below represents the total purchase price for these common shares purchased.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Dividends received	$7,290	$4,665	$14,580	$9,331

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

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Expenses incurred	$17,676	$18,214	$33,519	$36,769

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada for the periods indicated:

	Three Months Ended		Six Months Ended
Bermuda Re	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Ceded written premiums	$524,057	$509,451	$1,042,074	$986,582
Ceded earned premiums	535,287	475,419	1,015,100	929,801
Ceded losses and LAE (a)	296,322	266,455	534,823	497,986

	Three Months Ended		Six Months Ended
Everest International	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Ceded written premiums	$203	$269	$88	$134
Ceded earned premiums	348	353	274	414
Ceded losses and LAE	260	(643)	2,144	(603)

	Three Months Ended		Six Months Ended
Everest Canada	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Assumed written premiums	$11,215	$6,287	$15,225	$9,125
Assumed earned premiums	5,268	3,619	9,956	7,389
Assumed losses and LAE	3,091	2,048	6,383	4,274

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

The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re and assumed by the Company from Mt. Logan Re.

	Three Months Ended		Six Months Ended
Mt. Logan Re	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Ceded written premiums	$20,228	$-	$48,594	$-
Ceded earned premiums	22,680	-	40,517	-
Ceded losses and LAE	9,648	-	14,791	-

Assumed written premiums	-	-	9,919	-
Assumed earned premiums	2,605	-	4,711	-
Assumed losses and LAE	-	-	-	-

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase/	June 30,		Increase/
(Dollars in millions)	2014	2013	(Decrease)	2014	2013	(Decrease)
Gross written premiums	$1,224.8	$1,080.3	13.4%	$2,309.3	$2,064.1	11.9%
Net written premiums	492.7	531.6	-7.3%	992.4	1,007.8	-1.5%

REVENUES:
Premiums earned	$520.7	$490.0	6.3%	$991.2	$938.0	5.7%
Net investment income	68.6	81.7	-16.0%	132.4	158.6	-16.5%
Net realized capital gains (losses)	125.1	15.5	NM	121.1	325.3	-62.8%
Other income (expense)	(8.8)	9.7	-190.1%	(11.8)	0.1	NM
Total revenues	705.7	597.0	18.2%	1,232.8	1,422.0	-13.3%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	321.5	333.9	-3.7%	599.6	602.5	-0.5%
Commission, brokerage, taxes and fees	85.3	75.4	13.2%	161.4	143.5	12.5%
Other underwriting expenses	47.2	44.3	6.5%	86.4	87.8	-1.6%
Corporate expense	(0.5)	2.1	-125.4%	0.8	3.8	-79.7%
Interest, fee and bond issue cost amortization expense	8.8	17.9	-50.9%	16.2	30.5	-46.8%
Total claims and expenses	462.3	473.5	-2.4%	864.4	868.2	-0.4%

INCOME (LOSS) BEFORE TAXES	243.4	123.5	97.1%	368.4	553.8	-33.5%
Income tax expense (benefit)	85.2	38.2	123.0%	123.8	182.9	-32.3%
NET INCOME (LOSS)	$158.2	$85.3	85.5%	$244.6	$370.9	-34.0%

RATIOS:			Point Change			Point Change
Loss ratio	61.7%	68.1%	(6.4)	60.5%	64.2%	(3.7)
Commission and brokerage ratio	16.4%	15.4%	1.0	16.3%	15.3%	1.0
Other underwriting expense ratio	9.1%	9.1%	-	8.7%	9.4%	(0.7)
Combined ratio	87.2%	92.6%	(5.4)	85.5%	88.9%	(3.4)

				At	At	Percentage
				June 30,	December 31,	Increase/
(Dollars in millions)				2014	2013	(Decrease)
Balance sheet data:
Total investments and cash				$10,001.6	$9,495.1	5.3%
Total assets				16,626.2	15,521.0	7.1%
Loss and loss adjustment expense reserves				7,657.6	7,653.2	0.1%
Total debt				888.3	488.3	81.9%
Total liabilities				12,142.1	11,330.5	7.2%
Stockholder's equity				4,484.1	4,190.5	7.0%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Revenues.
Premiums.  Gross written premiums increased by 13.4% to $1,224.8 million for the three months ended June 30, 2014, compared to $1,080.3 million for the three months ended June 30, 2013, reflecting a $146.4 million, or 18.9%, increase in our reinsurance business while our insurance business remained relatively flat.  The increase in reinsurance premiums was mainly due to new business: quota share contracts, contracts with catastrophe exposed risks and mortgage guaranty business.  Gross written premiums increased by 11.9% to $2,309.3 million for the six months ended June 30, 2014, compared to $2,064.1 million for the six months ended June 30, 2013, reflecting a $270.4 million, or 17.9%, increase in our reinsurance business, partially offset by a $25.1 million, or 4.5%, decrease in our insurance business.  The increase in reinsurance premiums was mainly due to new business: quota share contracts, contracts with catastrophe exposed risks and mortgage guaranty business.  The decrease in insurance premiums was primarily due to lower crop premiums, partially offset by an increase in non-standard auto business.

Net written premiums decreased by 7.3% to $492.7 million for the three months ended June 30, 2014 compared to $531.6 million for the three months ended June 30, 2013, and decreased by 1.5% to $992.4 million for the six months ended June 30, 2014 compared to $1,007.8 million for the six months ended June 30, 2013.  The variance between the increase in gross written premiums compared to the decrease in net written premiums is primarily due to a higher utilization of reinsurance related to the new quota share contracts.  Premiums earned increased by 6.3% to $520.7 million for the three months ended June 30, 2014, compared to $490.0 million for the three months ended June 30, 2013 and increased by 5.7% to $991.2 million for the six months ended June 30, 2014, compared to $938.0 million for the six months ended June 30, 2013.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income decreased by 16.0% to $68.6 million for the three months ended June 30, 2014, compared with net investment income of $81.7 million for the three months ended June 30, 2013 and decreased by 16.5% to $132.4 million for the six months ended June 30, 2014, compared with net investment income of $158.6 million for the six months ended June 30, 2013.  Net pre-tax investment income, as a percentage of average invested assets, was 3.2% for the three months ended June 30, 2014 compared to 4.0% for the three months ended June 30, 2013 and was 3.1% for the six months ended June 30, 2014 compared to 3.8% for the six months ended June 30, 2013.  The decline in income and yield was primarily the result of a decrease in our limited partnership income.

Net Realized Capital Gains (Losses). Net realized capital gains were $125.1 million and $15.5 million for the three months ended June 30, 2014 and 2013, respectively.  The $125.1 million was comprised of $124.5 million of gains from fair value re-measurements and $0.8 million of gains from sales on our fixed maturity and equity securities, partially offset by $0.2 million of other-than-temporary impairments. The net realized capital gains of $15.5 million for the three months ended June 30, 2013, were the result of $16.3 million of net realized capital gains from sales on our fixed maturity and equity securities, partially offset by $0.8 million of losses from fair value re-measurements.

Net realized capital gains were $121.1 million and $325.3 million for the six months ended June 30, 2014 and 2013, respectively.  The $121.1 million was comprised of $122.9 million of gains from fair value re-measurements, partially offset by $1.6 million of losses from sales on our fixed maturity and equity securities and $0.2 million of other-than-temporary impairments. The net realized capital gains of $325.3 million for the six months ended June 30, 2013, were the result of $298.9 million of gains from fair value re-measurements and $26.4 million of net realized capital gains from sales on our fixed maturity and equity securities.

Other Income (Expense).  We recorded other expense of $8.8 million and $11.8 million for the three and six months ended June 30, 2014, respectively.  We recorded other income of $9.7 million and $0.1 million for the three and six months ended June 30, 2013, respectively.  The change was primarily due to fluctuations in currency exchange rates for the corresponding periods and fluctuations in the amortization of deferred gains on retroactive reinsurance agreements with affiliates.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following tables present our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$302.6	58.1%		$(1.9)	-0.4%		$300.7	57.7%
Catastrophes	20.5	3.9%		0.3	0.1%		20.8	4.0%
Total segment	$323.1	62.0%		$(1.6)	-0.3%		$321.5	61.7%

2013
Attritional	$290.4	59.2%		$11.7	2.4%		$302.1	61.6%
Catastrophes	30.0	6.1%		1.8	0.4%		31.8	6.5%
Total segment	$320.4	65.3%		$13.5	2.8%		$333.9	68.1%

Variance 2014/2013
Attritional	$12.2	(1.1)	pts	$(13.6)	(2.8)	pts	$(1.4)	(3.9)	pts
Catastrophes	(9.5)	(2.2)	pts	(1.5)	(0.3)	pts	(11.0)	(2.5)	pts
Total segment	$2.7	(3.3)	pts	$(15.1)	(3.1)	pts	$(12.4)	(6.4)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$583.9	58.8%		$(2.4)	-0.2%		$581.5	58.6%
Catastrophes	20.5	2.1%		(2.4)	-0.2%		18.1	1.9%
Total segment	$604.4	60.9%		$(4.8)	-0.4%		$599.6	60.5%

2013
Attritional	$546.4	58.2%		$10.1	1.1%		$556.5	59.3%
Catastrophes	30.0	3.2%		16.1	1.7%		46.1	4.9%
Total segment	$576.4	61.4%		$26.2	2.8%		$602.5	64.2%

Variance 2014/2013
Attritional	$37.5	0.6	pts	$(12.5)	(1.3)	pts	$25.0	(0.7)	pts
Catastrophes	(9.5)	(1.1)	pts	(18.5)	(1.9)	pts	(28.0)	(3.0)	pts
Total segment	$28.0	(0.5)	pts	$(31.0)	(3.2)	pts	$(2.9)	(3.7)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 3.7% to $321.5 million for the three months ended June 30, 2014 compared to $333.9 million for the three months ended June 30, 2013, primarily due to decreases in prior years attritional losses and by a reduction in current year catastrophe losses, partially offset by an increase in current year attritional losses.  The $20.5 million of current year catastrophe losses for the three months ended June 30, 2014 represented 3.9 points and related to the Japan snowstorm ($13.2 million) and the Chilean earthquake ($7.3 million).  The current year catastrophe losses of $30.0 million for the three months ended June 30, 2013 were due to U.S. storms ($25.0 million), Canadian floods ($2.5 million) and European floods ($2.5 million).

Incurred losses and LAE decreased by 0.5% to $599.6 million for the six months ended June 30, 2014 compared to $602.5 million for the six months ended June 30, 2013, primarily due to a reduction in catastrophe losses and prior years attritional losses, partially offset by an increase in current year attritional losses.  The increase in current year attritional losses is primarily attributable to the increase in premiums earned.  The $20.5 million of current year catastrophe losses for the six months ended June 30, 2014 represented 2.1 points and related to the Japan snowstorm ($13.2 million) and the Chilean earthquake ($7.3 million).  The current year catastrophe losses of $30.0 million for the six months ended June 30, 2013 were due to U.S. storms ($25.0 million), Canadian floods ($2.5 million) and European floods ($2.5 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by 13.2% to $85.3 million for the three months ended June 30, 2014 compared to $75.4 million for the three months ended June 30, 2013.  Commission, brokerage, taxes and fees increased by 12.5% to $161.4 million for the six months ended June 30, 2014 compared to $143.5 million for the six months ended June 30, 2013.  The quarter over quarter and year over year changes were primarily due to the impact of the increase in premiums earned, higher contingent commissions and changes in the mix of business.

Other Underwriting Expenses.  Other underwriting expenses were comparable at $47.2 million and $44.3 million for the three months ended June 30, 2014 and 2013, respectively, and $86.4 million and $87.8 million for the six months ended June 30, 2014 and 2013, respectively.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were ($0.5) million and $2.1 million for the three months ended June 30, 2014 and 2013, respectively, and $0.8 million and $3.8 million for the six months ended June 30, 2014 and 2013, respectively.  The decreases in corporate expenses were mainly due to the timing of allocations and lower compensation expenses.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $8.8 million and $17.9 million for the three months ended June 30, 2014 and 2013, respectively, and $16.2 million and $30.5 million for the six months ended June 30, 2014 and 2013, respectively.  The decreases were primarily due to the redemption of $329.9 million of trust preferred securities in May 2013, but partially offset by the impact of the issuance of $400.0 million of senior notes on June 5, 2014.

Income Tax Expense (Benefit).  We had income tax expenses of $85.2 million and $38.2 million for the three months ended June 30, 2014 and 2013, respectively, and $123.8 million and $182.9 million for the six months ended June 30, 2014 and 2013, respectively.  Income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions, as affected by tax-exempt investment income and as calculated under the AETR method.  Variations in the AETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.  The increase in income tax expense for the three months ended June 30, 2014 compared to 2013 is primarily due to higher net realized capitals gains in the U.S.  The decrease in income tax expense for the six months ended June 30, 2014 compared to 2013 is primarily due to lower net realized capital gains in the US.

Net Income (Loss).
Our net income was $158.2 million and $85.3 million for the three months ended June 30, 2014 and 2013, respectively, and $244.6 million and $370.9 million for the six months ended June 30, 2014 and 2013, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio decreased by 5.4 points to 87.2% for the three months ended June 30, 2014 compared to 92.6% for the three months ended June 30, 2013 and decreased by 3.4 points to 85.5% for the six months ended June 30, 2014 compared to 88.9% for the six months ended June 30, 2013.  The loss ratio component decreased 6.4 points and 3.7 points for the three and six months ended June 30, 2014, respectively, over the same periods last year, primarily due to lower catastrophe losses and lower prior years attritional losses.  The commission and brokerage ratio components increased 1.0 points for the three and six months ended June 30, 2014 over the same period last year primarily due to an increase in contingent commissions and changes in the mix of business.  The other underwriting expense ratio components remained relatively flat for the three months ended June 30, 2014, and decreased 0.7 points for the six months ended June 30, 2014.

Stockholder's Equity.
Stockholders’ equity increased by $293.6 million to $4,484.1 million at June 30, 2014 from $4,190.5 million at December 31, 2013, principally as a result of $244.6 million of net income, $42.1 million of net unrealized appreciation on investments, net of tax, $6.5 million of share-based compensation transactions and $1.5 million of net benefit plan obligation adjustments, partially offset by $1.1 million of net foreign currency translation adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income decreased 16.0% to $68.6 million for the three months ended June 30, 2014 compared to $81.7 million for the three months ended June 30, 2013 and decreased by 16.5% to $132.4 million for the six months ended June 30, 2014 compared to $158.6 million for the six months ended June 30, 2013.  The decreases were primarily due to a decline in income from our limited partnership investments, partially offset by an increase in dividends from parent’s shares.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2014	2013	2014	2013
Fixed maturities	$53.9	$53.4	$105.0	$107.3
Equity securities	9.2	11.1	18.1	18.8
Short-term investments and cash	0.5	0.1	0.6	0.4
Other invested assets
Limited partnerships	2.7	14.2	(0.4)	25.5
Dividends from Parent's shares	7.3	4.7	14.6	9.3
Other	0.3	1.9	2.4	4.3
Gross investment income before adjustments	73.9	85.4	140.3	165.6
Funds held interest income (expense)	1.2	1.0	3.3	3.4
Gross investment income	75.1	86.4	143.6	169.1
Investment expenses	(6.4)	(4.7)	(11.2)	(10.5)
Net investment income	$68.6	$81.7	$132.4	$158.6

(Some amounts may not reconcile due to rounding)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	June 30,	December 31,
	2014	2013
Imbedded pre-tax yield of cash and invested assets	3.3%	3.3%
Imbedded after-tax yield of cash and invested assets	2.3%	2.4%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Annualized pre-tax yield on average cash and invested assets	3.2%	4.0%	3.1%	3.8%
Annualized after-tax yield on average cash and invested assets	2.2%	2.8%	2.2%	2.8%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2014	2013	Variance	2014	2013	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$3.8	$4.6	$(0.8)	$5.1	$8.3	$(3.2)
Losses	(4.7)	(4.4)	(0.3)	(8.0)	(6.0)	(2.0)
Total	(0.9)	0.2	(1.1)	(2.9)	2.3	(5.2)

Fixed maturity securities, fair value
Gains	-	0.3	(0.3)	1.2	0.4	0.8
Losses	-	(0.1)	0.1	(0.3)	(0.3)	-
Total	-	0.2	(0.2)	0.9	0.1	0.8

Equity securities, fair value
Gains	3.7	20.5	(16.8)	10.3	29.4	(19.1)
Losses	(2.0)	(4.6)	2.6	(9.9)	(5.4)	(4.5)
Total	1.7	15.9	(14.2)	0.4	24.0	(23.6)

Total net realized gains (losses) from sales
Gains	7.5	25.4	(17.9)	16.6	38.1	(21.5)
Losses	(6.7)	(9.1)	2.4	(18.2)	(11.7)	(6.5)
Total	0.8	16.3	(15.5)	(1.6)	26.4	(28.0)

Other than temporary impairments:	(0.2)	-	(0.2)	(0.2)	-	(0.2)

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	-	(1.7)	1.7	-	(1.6)	1.6
Equity securities, fair value	52.2	16.4	35.8	78.0	122.5	(44.5)
Other invested assets, fair value	72.3	(15.5)	87.8	44.9	178.0	(133.1)
Total	124.5	(0.8)	125.3	122.9	298.9	(176.0)

Total net realized gains (losses)	$125.1	$15.5	$109.6	$121.1	$325.3	$(204.2)

(Some amounts may not reconcile due to rounding)

Net realized capital gains were $125.1 million and $15.5 million for the three months ended June 30, 2014 and 2013, respectively.  For the three months ended June 30, 2014, we recorded $124.5 million of net realized capital gains due to fair value re-measurements on equity securities and other invested assets and $0.8 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $0.2 million of other-than-temporary impairments.  For the three months ended June 30, 2013, we recorded $16.3 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $0.8 million of net realized capital losses due to fair value re-measurements on fixed maturity, equity securities and other invested assets.  The fixed maturity and equity sales for the three months ended June 30, 2014 and 2013 related primarily to adjusting the portfolios for overall market changes and individual credit shifts along with maintaining a balanced foreign currency exposure.

Net realized capital gains were $121.1 million and $325.3 million for the six months ended June 30, 2014 and 2013, respectively.  For the six months ended June 30, 2014, we recorded $122.9 million of net realized capital gains due to fair value re-measurements on equity securities and other invested assets, partially offset by $1.6 million of net realized capital losses from sales of fixed maturity and equity securities and $0.2 million of other-than-temporary impairments.  For the six months ended June 30, 2013, we recorded $298.9 million of net realized capital gains due to fair value re-measurements on fixed maturity, equity securities and other invested assets and $26.4 million of net realized capital gains from sales of fixed maturity and equity securities.  The fixed maturity and equity sales for the six months ended June 30, 2014 and 2013 related primarily to adjusting the portfolios for overall market changes and individual credit shifts along with maintaining a balanced foreign currency exposure.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2014	2013	Variance	% Change	2014	2013	Variance	% Change
Gross written premiums	$453.1	$418.4	$34.7	8.3%	$983.4	$853.2	$130.3	15.3%
Net written premiums	215.1	215.8	(0.7)	-0.3%	466.6	433.5	33.2	7.6%

Premiums earned	$246.3	$199.3	$47.0	23.6%	$464.5	$396.2	$68.3	17.2%
Incurred losses and LAE	129.7	137.1	(7.4)	-5.4%	245.7	238.3	7.4	3.1%
Commission and brokerage	53.4	38.5	14.8	38.5%	93.5	76.7	16.8	22.0%
Other underwriting expenses	11.5	10.0	1.5	14.6%	20.9	20.5	0.4	2.0%
Underwriting gain (loss)	$51.8	$13.6	$38.1	NM	$104.3	$60.7	$43.6	71.9%

				Point Chg				Point Chg
Loss ratio	52.7%	68.8%		(16.1)	52.9%	60.1%		(7.2)
Commission and brokerage ratio	21.7%	19.3%		2.4	20.1%	19.4%		0.7
Other underwriting expense ratio	4.6%	5.1%		(0.5)	4.5%	5.2%		(0.7)
Combined ratio	79.0%	93.2%		(14.2)	77.5%	84.7%		(7.2)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 8.3% to $453.1 million for the three months ended June 30, 2014 from $418.4 million for the three months ended June 30, 2013, primarily due to new business opportunities, particularly for contracts with catastrophe exposed risks and mortgage guaranty business.  Net written premiums decreased by 0.3% to $215.1 million for the three months ended June 30, 2014 compared to $215.8 million for the three months ended June 30, 2013.  The variance between the increase in gross written premiums compared to the decrease in net written premiums is primarily due to the impact of changes in affiliated reinsurance agreements, particularly Mt. Logan.  Premiums earned increased 23.6% to $246.3 million for the three months ended June 30, 2014 compared to $199.3 million for the three months ended June 30, 2013.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 15.3% to $983.4 million for the six months ended June 30, 2014 from $853.2 million for the six months ended June 30, 2013, primarily due to new business opportunities, particularly for contracts with catastrophe exposed risks and mortgage guaranty business.  Net written premiums increased by 7.6% to $466.6 million for the six months ended June 30, 2014 compared to $433.5 million for the six months ended June 30, 2013.  The variance between the increase in gross written premiums compared to the decrease in net written premiums is primarily due to the impact of changes in affiliated reinsurance agreements, particularly Mt. Logan.  Premiums earned increased 17.2% to $464.5 million for the six months ended June 30, 2014 compared to $396.2 million for the six months ended June 30, 2013.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$127.4	51.7%		$(1.6)	-0.6%		$125.8	51.1%
Catastrophes	3.2	1.3%		0.7	0.3%		3.9	1.6%
Total segment	$130.6	53.0%		$(0.9)	-0.3%		$129.7	52.7%

2013
Attritional	$103.9	52.1%		$5.7	2.9%		$109.6	55.0%
Catastrophes	27.5	13.8%		-	0.0%		27.5	13.8%
Total segment	$131.4	65.9%		$5.7	2.9%		$137.1	68.8%

Variance 2014/2013
Attritional	$23.5	(0.4)	pts	$(7.3)	(3.5)	pts	$16.2	(3.9)	pts
Catastrophes	(24.3)	(12.5)	pts	0.7	0.3	pts	(23.6)	(12.2)	pts
Total segment	$(0.8)	(12.9)	pts	$(6.6)	(3.2)	pts	$(7.4)	(16.1)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$248.0	53.3%		$(4.8)	-1.0%		$243.2	52.3%
Catastrophes	3.2	0.7%		(0.7)	-0.1%		2.5	0.6%
Total segment	$251.2	54.0%		$(5.5)	-1.1%		$245.7	52.9%

2013
Attritional	$192.2	48.5%		$3.4	0.9%		$195.6	49.4%
Catastrophes	27.5	6.9%		15.2	3.8%		42.7	10.7%
Total segment	$219.7	55.4%		$18.6	4.7%		$238.3	60.1%

Variance 2014/2013
Attritional	$55.8	4.8	pts	$(8.2)	(1.9)	pts	$47.6	2.9	pts
Catastrophes	(24.3)	(6.2)	pts	(15.9)	(3.9)	pts	(40.2)	(10.1)	pts
Total segment	$31.5	(1.4)	pts	$(24.1)	(5.8)	pts	$7.4	(7.2)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses decreased by 5.4% to $129.7 million for the three months ended June 30, 2014 compared to $137.1 million for the three months ended June 30, 2013, primarily due to the decrease in current year catastrophe losses of $24.3 million and a decrease in prior years attritional losses, partially offset by an increase of $23.5 million in current year attritional losses due to the impact of the increase in premiums earned.  The $3.2 million of current year catastrophe losses for the three months ended June 30, 2014 related to the Japan snowstorm ($3.2 million).  The $27.5 million of current year catastrophe losses for the three months ended June 30, 2013 were due to the U.S. storms ($25.0 million) and the European floods ($2.5 million).

Incurred losses increased by 3.1% to $245.7 million for the six months ended June 30, 2014 compared to $238.3 million for the six months ended June 30, 2013, primarily due to the increase in current year attritional losses of $55.8 million resulting primarily from the impact of the increase in premiums earned, partially offset by a decrease of $24.3 million in current year catastrophe losses and a decrease of $15.9 million in prior years catastrophe losses.  The $3.2 million of current year catastrophe losses for the six months ended June 30, 2014 related to the Japan snowstorm ($3.2 million).  The $27.5 million of current year catastrophe losses for the six months ended June 30, 2013 were due to the U.S. storms ($25.0 million) and the European floods ($2.5 million).

Segment Expenses.  Commission and brokerage expenses increased by 38.5% to $53.4 million for the three months ended June 30, 2014 compared to $38.5 million for the three months ended June 30, 2013.  Commission and brokerage expenses increased by 22.0% to $93.5 million for the six months ended June 30, 2014 compared to $76.7 million for the six months ended June 30, 2013.  These variances were due to the impact of the increases in premiums earned, an increase in contingent commissions and changes in the mix of business.

Segment other underwriting expenses increased to $11.5 million for the three months ended June 30, 2014 from $10.0 million for the three months ended June 30, 2013.  Segment other underwriting expenses increased slightly to $20.9 million for the six months ended June 30, 2014 from $20.5 million for the six months ended June 30, 2013.  These increases were primarily due to the impact of the increase in premiums earned.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2014	2013	Variance	% Change	2014	2013	Variance	% Change
Gross written premiums	$466.0	$354.4	$111.6	31.5%	$794.9	$654.8	$140.1	21.4%
Net written premiums	147.2	162.6	(15.3)	-9.4%	288.7	296.3	(7.7)	-2.6%

Premiums earned	$147.7	$151.1	$(3.4)	-2.2%	$292.7	$293.0	$(0.3)	-0.1%
Incurred losses and LAE	88.9	89.9	(1.0)	-1.1%	172.5	172.0	0.5	0.3%
Commission and brokerage	27.4	31.2	(3.7)	-12.0%	56.6	59.3	(2.7)	-4.5%
Other underwriting expenses	8.1	7.7	0.4	5.6%	15.9	15.6	0.3	2.1%
Underwriting gain (loss)	$23.3	$22.4	$0.9	4.1%	$47.8	$46.2	$1.6	3.4%

				Point Chg				Point Chg
Loss ratio	60.2%	59.5%		0.7	58.9%	58.7%		0.2
Commission and brokerage ratio	18.6%	20.6%		(2.0)	19.3%	20.2%		(0.9)
Other underwriting expense ratio	5.4%	5.1%		0.3	5.5%	5.3%		0.2
Combined ratio	84.2%	85.2%		(1.0)	83.7%	84.2%		(0.5)

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 31.5% to $466.0 million for the three months ended June 30, 2014 compared to $354.4 million for the three months ended June 30, 2013, primarily due new quota share contracts, partially offset by approximately $23 million of negative impacts from foreign exchange movements quarter over quarter.  Net written premiums decreased by 9.4% to $147.2 million for the three months ended June 30, 2014 compared to $162.6 million for the three months ended June 30, 2013.  The variance of the change in gross written premiums compared to the change in net written premiums is due to a higher utilization of reinsurance related to the new quota share contracts.  Premiums earned decreased 2.2% to $147.7 million for the three months ended June 30, 2014 compared to $151.1 million for the three months ended June 30, 2013.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 21.4% to $794.9 million for the six months ended June 30, 2014 compared to $654.8 million for the six months ended June 30, 2013, primarily due to new quota share contracts, partially offset by approximately $26 million of negative impacts from foreign exchange movements year over year.  Net written premiums decreased by 2.6% to $288.7 million for the six months ended June 30, 2014 compared to $296.3 million for the six months ended June 30, 2013.  The variance of the change in gross written premiums compared to the change in net written premiums is due to a higher utilization of reinsurance related to the new quota share contracts.  Premiums earned decreased 0.1% to $292.7 million for the six months ended June 30, 2014 compared to $293.0 million for the six months ended June 30, 2013.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$72.4	49.0%		$(0.5)	-0.3%		$71.9	48.7%
Catastrophes	17.3	11.7%		(0.4)	-0.2%		16.9	11.5%
Total segment	$89.7	60.7%		$(0.9)	-0.5%		$88.9	60.2%

2013
Attritional	$83.2	55.1%		$2.4	1.6%		$85.7	56.7%
Catastrophes	2.5	1.7%		1.7	1.1%		4.2	2.8%
Total segment	$85.7	56.8%		$4.1	2.7%		$89.9	59.5%

Variance 2014/2013
Attritional	$(10.8)	(6.1)	pts	$(2.9)	(1.9)	pts	$(13.8)	(8.0)	pts
Catastrophes	14.8	10.0	pts	(2.1)	(1.3)	pts	12.7	8.7	pts
Total segment	$4.0	3.9	pts	$(5.0)	(3.2)	pts	$(1.0)	0.7	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$157.1	53.7%		$(0.2)	-0.1%		$156.9	53.6%
Catastrophes	17.3	5.9%		(1.7)	-0.6%		15.6	5.3%
Total segment	$174.4	59.6%		$(1.9)	-0.7%		$172.5	58.9%

2013
Attritional	$170.4	58.1%		$(1.8)	-0.6%		$168.6	57.5%
Catastrophes	2.5	0.9%		0.9	0.3%		3.4	1.2%
Total segment	$172.9	59.0%		$(0.9)	-0.3%		$172.0	58.7%

Variance 2014/2013
Attritional	$(13.3)	(4.4)	pts	$1.6	0.5	pts	$(11.7)	(3.9)	pts
Catastrophes	14.8	5.0	pts	(2.6)	(0.9)	pts	12.2	4.1	pts
Total segment	$1.5	0.6	pts	$(1.0)	(0.4)	pts	$0.5	0.2	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 1.1% to $88.9 million for the three months ended June 30, 2014 compared to $89.9 million for the three months ended June 30, 2013, primarily due to a decrease in attritional losses, partially offset by the increase in catastrophe losses. The $17.3 million of current year catastrophe losses for the three months ended June 30, 2014 were due to Japan snowstorm ($10.0 million) and the Chilean earthquake ($7.3 million).  The $2.5 million of current year catastrophe losses were due to the Canadian floods.

Incurred losses and LAE increased by 0.3% to $172.5 million for the six months ended June 30, 2014 compared to $172.0 million for the six months ended June 30, 2013, primarily due to the increase in catastrophe losses, partially offset by a decrease in attritional losses. The $17.3 million of current year catastrophe losses for the six months ended June 30, 2014 were due to Japan snowstorm ($10.0 million) and the Chilean earthquake ($7.3 million).  The $2.5 million of current year catastrophe losses were due to the Canadian floods.

Segment Expenses. Commission and brokerage decreased 12.0% to $27.4 million for the three months ended June 30, 2014 compared to $31.2 million for the three months ended June 30, 2013.  Commission and brokerage decreased 4.5% to $56.6 million for the six months ended June 30, 2014 compared to $59.3 million for the six months ended June 30, 2013. This decrease was primarily due to the new quota share contracts, which have lower net commission rates.

Segment other underwriting expenses slightly increased to $8.1 million for the three months ended June 30, 2014 compared to $7.7 million for the three months ended June 30, 2013.  Segment other underwriting expenses slightly increased to $15.9 million for the six months ended June 30, 2014 compared to $15.6 million for the six months ended June 30, 2013.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2014	2013	Variance	% Change	2014	2013	Variance	% Change
Gross written premiums	$305.7	$307.6	$(1.9)	-0.6%	$531.0	$556.1	$(25.1)	-4.5%
Net written premiums	130.4	153.2	(22.8)	-14.9%	237.2	278.0	(40.8)	-14.7%

Premiums earned	$126.7	$139.6	$(12.9)	-9.2%	$234.0	$248.8	$(14.8)	-6.0%
Incurred losses and LAE	103.0	106.9	(4.0)	-3.7%	181.4	192.3	(10.8)	-5.6%
Commission and brokerage	4.5	5.7	(1.1)	-20.1%	11.3	7.6	3.8	49.8%
Other underwriting expenses	27.6	26.6	1.0	3.7%	49.5	51.7	(2.1)	-4.1%
Underwriting gain (loss)	$(8.4)	$0.4	$(8.8)	NM	$(8.3)	$(2.7)	$(5.6)	207.2%

				Point Chg				Point Chg
Loss ratio	81.2%	76.6%		4.6	77.5%	77.3%		0.2
Commission and brokerage ratio	3.6%	4.1%		(0.5)	4.8%	3.0%		1.8
Other underwriting expense ratio	21.8%	19.0%		2.8	21.3%	20.8%		0.5
Combined ratio	106.6%	99.7%		6.9	103.6%	101.1%		2.5

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased by 0.6% to $305.7 million for the three months ended June 30, 2014 compared to $307.6 million for the three months ended June 30, 2013.  This decrease was primarily driven by a decline in crop business.  Net written premiums decreased by 14.9% to $130.4 million for the three months ended June 30, 2014 compared to $153.2 million for the three months ended June 30, 2013.  The variance in the change of gross written premiums compared to the change in net written premiums is due to the impact of changes to affiliated reinsurance agreements.  Premiums earned decreased 9.2% to $126.7 million for the three months ended June 30, 2014 compared to $139.6 million for the three months ended June 30, 2013.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 4.5% to $531.0 million for the six months ended June 30, 2014 compared to $556.1 million for the six months ended June 30, 2013.  This decrease was primarily driven by a decline in crop business.  Net written premiums decreased by 14.7% to $237.2 million for the six months ended June 30, 2014 compared to $278.0 million for the six months ended June 30, 2013.  The variance in the change of gross written premiums compared to the change in net written premiums is due to the impact of changes to affiliated reinsurance agreements.  Premiums earned decreased 6.0% to $234.0 million for the six months ended June 30, 2014 compared to $248.8 million for the six months ended June 30, 2013.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$102.8	81.1%		$0.2	0.1%		$103.0	81.2%
Catastrophes	-	0.0%		(0.1)	0.0%		(0.1)	0.0%
Total segment	$102.8	81.1%		$0.1	0.1%		$103.0	81.2%

2013
Attritional	$103.3	74.1%		$3.5	2.5%		$106.8	76.6%
Catastrophes	-	0.0%		0.1	0.0%		0.1	0.0%
Total segment	$103.3	74.1%		$3.6	2.5%		$106.9	76.6%

Variance 2014/2013
Attritional	$(0.5)	7.0	pts	$(3.3)	(2.4)	pts	$(3.8)	4.6	pts
Catastrophes	-	-	pts	(0.2)	-	pts	(0.2)	-	pts
Total segment	$(0.5)	7.0	pts	$(3.5)	(2.4)	pts	$(4.0)	4.6	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$178.8	76.4%		$2.6	1.1%		$181.4	77.5%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$178.8	76.4%		$2.6	1.1%		$181.4	77.5%

2013
Attritional	$183.8	73.9%		$8.4	3.4%		$192.2	77.3%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$183.8	73.9%		$8.4	3.4%		$192.3	77.3%

Variance 2014/2013
Attritional	$(5.0)	2.5	pts	$(5.8)	(2.3)	pts	$(10.8)	0.2	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total segment	$(5.0)	2.5	pts	$(5.8)	(2.3)	pts	$(10.8)	0.2	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 3.7% to $103.0 million for the three months ended June 30, 2014 compared to $106.9 million for the three months ended June 30, 2013, mainly due to an improvement of $3.3 million in prior year development of attritional losses. There were no current year catastrophe losses for the three months ended June 30, 2014 and 2013.

Incurred losses and LAE decreased by 5.6% to $181.4 million for the six months ended June 30, 2014 compared to $192.3 million for the six months ended June 30, 2013, mainly due to an improvement of $5.8 million on prior year development of attritional losses and lower current year attritional losses due to the impact of the decline in premiums earned.  There were no current year catastrophe losses for the six months ended June 30, 2014 and 2013.

Segment Expenses.  Commission and brokerage decreased slightly to $4.5 million for the three months ended June 30, 2014 compared to $5.7 million for the three months ended June 30, 2013.  Commission and brokerage increased to $11.3 million for the six months ended June 30, 2014 compared to $7.6 million for the six months ended June 30, 2013.  The increase for the year was primarily driven by the shift in the mix of premium away from crop business, which carries a lower commission rate than other insurance lines.

Segment other underwriting expenses increased slightly to $27.6 million for the three months ended June 30, 2014 compared to $26.6 million for the three months ended June 30, 2013.  Segment other underwriting expenses decreased to $49.5 million for the six months ended June 30, 2014 compared to $51.7 million for the six months ended June 30, 2013 due to the impact of the decline in premiums earned.

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

Interest Rate Risk.  Our $10.0 billion investment portfolio, at June 30, 2014, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $697.0 million of mortgage-backed securities in the $5,900.4 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below display the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $673.4 million of short-term investments) for the periods indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates for mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At June 30, 2014
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$6,883.5	$6,731.9	$6,573.8	$6,407.7	$6,236.7
Market/Fair Value Change from Base (%)	4.7%	2.4%	0.0%	-2.5%	-5.1%
Change in Unrealized Appreciation
After-tax from Base ($)	$201.3	$102.8	$-	$(107.9)	$(219.1)

We had $7,657.6 million and $7,653.2 million of gross reserves for losses and LAE as of June 30, 2014 and December 31, 2013, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At June 30, 2014
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$998.2	$1,123.0	$1,247.8	$1,372.6	$1,497.4
After-tax Change in Fair/Market Value	(162.2)	(81.1)	-	81.1	162.2

Foreign Exchange Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Singapore and Canadian Dollars.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of June 30, 2014, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2013.

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

Dated: August 14, 2014