Form 10-Q
period 2014-09-30
EVEREST REINSURANCE HOLDINGS INC
filed 2014-11-14
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2014	Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3263609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer		Accelerated filer
Non-accelerated filer	X	Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At November 1, 2014
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2014 (unaudited) and
	December 31, 2013	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three and nine months ended September 30, 2014 and 2013 (unaudited)	2

	Consolidated Statements of Changes in Stockholder’s Equity for the three and
	nine months ended September 30, 2014 and 2013 (unaudited)	3

	Consolidated Statements of Cash Flows for the three and nine months ended
	September 30, 2014 and 2013 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operation	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Mine Safety Disclosures	44

Item 5.	Other Information	44

Item 6.	Exhibits	44

Part I

ITEM 1.  FINANCIAL STATEMENTS

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except par value per share)	2014	2013
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$5,818,116	$5,201,921
(amortized cost: 2014, $5,709,509; 2013, $5,116,600)
Fixed maturities - available for sale, at fair value	18,426	19,388
Equity securities - available for sale, at market value (cost: 2014, $15; 2013, $15)	16	13
Equity securities - available for sale, at fair value	1,195,257	1,298,940
Short-term investments	659,017	757,162
Other invested assets (cost: 2014, $405,734; 2013, $385,776)	405,734	385,776
Other invested assets, at fair value	1,574,733	1,515,052
Cash	275,418	316,807
Total investments and cash	9,946,717	9,495,059
Accrued investment income	50,173	50,306
Premiums receivable	1,410,534	1,173,780
Reinsurance receivables - unaffiliated	764,252	530,158
Reinsurance receivables - affiliated	3,597,414	3,062,884
Funds held by reinsureds	181,326	175,526
Deferred acquisition costs	109,742	112,024
Prepaid reinsurance premiums	870,981	673,753
Other assets	295,679	247,505
TOTAL ASSETS	$17,226,818	$15,520,995

LIABILITIES:
Reserve for losses and loss adjustment expenses	$7,784,078	$7,653,229
Unearned premium reserve	1,557,559	1,317,147
Funds held under reinsurance treaties	98,979	92,514
Losses in the course of payment	515,011	350,820
Commission reserves	53,257	47,226
Other net payable to reinsurers	1,379,033	1,026,292
4.868% Senior notes due 6/1/2044	400,000	-
5.4% Senior notes due 10/15/2014	249,998	249,958
6.6% Long term notes due 5/1/2067	238,363	238,361
Accrued interest on debt and borrowings	18,312	4,781
Income taxes	40,985	23,949
Unsettled securities payable	64,624	53,772
Other liabilities	273,505	272,468
Total liabilities	12,673,704	11,330,517

Commitments and Contingencies (Note 6)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2014 and 2013)	-	-
Additional paid-in capital	359,990	351,051
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $51,996 at 2014 and $47,195 at 2013	96,564	87,648
Retained earnings	4,096,560	3,751,779
Total stockholder's equity	4,553,114	4,190,478
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$17,226,818	$15,520,995

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$569,597	$523,521	$1,560,778	$1,461,549
Net investment income	83,446	68,828	215,869	227,433
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	-	-	(199)	-
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	(160)	208,426	121,103	533,758
Total net realized capital gains (losses)	(160)	208,426	120,904	533,758
Other income (expense)	(3,739)	5,012	(15,576)	5,095
Total revenues	649,144	805,787	1,881,975	2,227,835

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	380,580	307,121	980,143	909,661
Commission, brokerage, taxes and fees	79,168	71,560	240,584	215,047
Other underwriting expenses	50,623	48,945	137,032	136,751
Corporate expenses	4,620	1,516	5,398	5,353
Interest, fee and bond issue cost amortization expense	12,292	7,466	28,539	38,010
Total claims and expenses	527,283	436,608	1,391,696	1,304,822

INCOME (LOSS) BEFORE TAXES	121,861	369,179	490,279	923,013
Income tax expense (benefit)	21,720	125,426	145,498	308,347

NET INCOME (LOSS)	$100,141	$243,753	$344,781	$614,666

Other comprehensive income (loss), net of tax :
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(26,221)	(7,102)	13,678	(91,289)
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	(696)	(1,124)	1,459	(2,640)
Total URA(D) on securities arising during the period	(26,917)	(8,226)	15,137	(93,929)

Foreign currency translation adjustments	(7,472)	(5,839)	(8,587)	(13,064)

Benefit plan actuarial net gain (loss) for the period	-	-	-	-
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	825	1,470	2,366	4,161
Total benefit plan net gain (loss) for the period	825	1,470	2,366	4,161
Total other comprehensive income (loss), net of tax	(33,564)	(12,595)	8,916	(102,832)

COMPREHENSIVE INCOME (LOSS)	$66,577	$231,158	$353,697	$511,834

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share amounts)	2014	2013	2014	2013
	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$357,537	$346,279	$351,051	$340,223
Share-based compensation plans	2,453	2,620	8,939	8,676
Balance, end of period	359,990	348,899	359,990	348,899

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	130,128	94,630	87,648	184,867
Net increase (decrease) during the period	(33,564)	(12,595)	8,916	(102,832)
Balance, end of period	96,564	82,035	96,564	82,035

RETAINED EARNINGS:
Balance, beginning of period	3,996,419	3,324,429	3,751,779	2,953,516
Net income (loss)	100,141	243,753	344,781	614,666
Balance, end of period	4,096,560	3,568,182	4,096,560	3,568,182

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$4,553,114	$3,999,116	$4,553,114	$3,999,116

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$100,141	$243,753	$344,781	$614,666
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(154,853)	(185,115)	(237,390)	(382,658)
Decrease (increase) in funds held by reinsureds, net	361	285	762	(12,201)
Decrease (increase) in reinsurance receivables	(409,980)	(91,047)	(778,374)	(177,199)
Decrease (increase) in income taxes	(24,615)	129,344	12,264	252,746
Decrease (increase) in prepaid reinsurance premiums	(98,231)	(78,068)	(198,306)	(132,217)
Increase (decrease) in reserve for losses and loss adjustment expenses	142,529	(136,110)	150,411	(390,402)
Increase (decrease) in unearned premiums	140,386	140,204	241,650	263,018
Increase (decrease) in other net payable to reinsurers	270,262	147,164	353,468	264,061
Increase (decrease) in losses in course of payment	12,569	182,448	164,072	417,982
Change in equity adjustments in limited partnerships	(18,804)	(6,337)	(17,643)	(31,159)
Distribution of limited partnership income	23,391	2,683	32,548	18,868
Change in other assets and liabilities, net	49,157	19,626	(2,744)	7,875
Non-cash compensation expense	2,002	2,257	5,700	6,230
Amortization of bond premium (accrual of bond discount)	2,921	5,999	14,502	19,696
Amortization of underwriting discount on senior notes	15	14	43	41
Net realized capital (gains) losses	160	(208,426)	(120,904)	(533,758)
Net cash provided by (used in) operating activities	37,411	168,674	(35,160)	205,589

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	309,630	258,451	829,363	885,835
Proceeds from fixed maturities matured/called - available for sale, at fair value	-	-	875	7,213
Proceeds from fixed maturities sold - available for sale, at market value	219,823	124,460	547,682	465,084
Proceeds from fixed maturities sold - available for sale, at fair value	3,092	1,056	23,855	18,398
Proceeds from equity securities sold - available for sale, at fair value	111,684	95,174	404,627	450,020
Distributions from other invested assets	26,583	3,973	41,854	47,576
Cost of fixed maturities acquired - available for sale, at market value	(509,564)	(313,538)	(2,008,937)	(1,314,440)
Cost of fixed maturities acquired - available for sale, at fair value	(22,375)	(2,092)	(23,684)	(4,798)
Cost of equity securities acquired - available for sale, at fair value	(74,297)	(98,760)	(237,749)	(332,434)
Cost of other invested assets acquired	(43,953)	(3,320)	(76,717)	(11,828)
Net change in short-term investments	13,327	(86,361)	97,262	10,316
Net change in unsettled securities transactions	(16,427)	16,401	(9,474)	(15,982)
Net cash provided by (used in) investing activities	17,523	(4,556)	(411,043)	204,960

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	451	363	3,239	2,446
Revolving credit borrowings	-	(40,000)	-	-
Net cost of junior subordinated debt securities redemption	-	-	-	(329,897)
Net proceeds from issuance of senior notes	-	-	400,000	-
Net cash provided by (used in) financing activities	451	(39,637)	403,239	(327,451)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7,000)	(9,240)	1,575	(23,945)

Net increase (decrease) in cash	48,385	115,241	(41,389)	59,153
Cash, beginning of period	227,033	291,632	316,807	347,720
Cash, end of period	$275,418	$406,873	$275,418	$406,873

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$45,202	$(4,345)	$129,608	$49,050
Interest paid	-	72	14,719	23,054

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2014 and 2013

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

2.       BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2014 and 2013 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2013 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2013, 2012 and 2011 included in the Company’s most recent Form 10-K filing.

All intercompany accounts and transactions have been eliminated.

Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2014 presentation.  One reclassification relates to a correction in the manner in which the Company reports distributions received from limited partnership investments in the consolidated Statements of Cash Flows.  Prior to the fourth quarter of 2013, the Company incorrectly reflected all distributions as cash flows from investing activities in its Consolidated Statements of Cash Flows.  Starting with the fourth quarter of 2013, cash distributions from the limited partnerships that represent net investment income are reflected as cash flows from operating activities and distributions that represent the return of capital contributions are reflected as cash flows from investing activities.  For the three and nine months ended September 30, 2013, $2,683 thousand and $18,868 thousand, respectively, have been reclassified from “Distributions from other invested assets” included in cash flows  from investing activities to “Distribution of limited partnership income” included in cash flows from operations.  The Company has determined that this error is not material to the financial statements of any prior period.

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

3.       INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At September 30, 2014
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$519,888	$698	$(815)	$519,771
Obligations of U.S. states and political subdivisions	792,193	43,524	(994)	834,723
Corporate securities	2,010,245	41,864	(21,510)	2,030,599
Asset-backed securities	91,583	821	(87)	92,317
Mortgage-backed securities
Commercial	40,935	2,750	(1)	43,684
Agency residential	626,511	6,873	(6,842)	626,542
Non-agency residential	307	51	-	358
Foreign government securities	544,947	26,458	(4,274)	567,131
Foreign corporate securities	1,082,900	27,586	(7,495)	1,102,991
Total fixed maturity securities	$5,709,509	$150,625	$(42,018)	$5,818,116
Equity securities	$15	$1	$-	$16

	At December 31, 2013
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$72,211	$420	$(946)	$71,685
Obligations of U.S. states and political subdivisions	970,735	40,815	(9,022)	1,002,528
Corporate securities	1,669,553	45,355	(12,493)	1,702,415
Asset-backed securities	38,544	1,065	-	39,609
Mortgage-backed securities
Commercial	34,855	3,811	-	38,666
Agency residential	709,589	6,331	(18,521)	697,399
Non-agency residential	859	113	(33)	939
Foreign government securities	654,029	28,739	(7,941)	674,827
Foreign corporate securities	966,225	23,227	(15,599)	973,853
Total fixed maturity securities	$5,116,600	$149,876	$(64,555)	$5,201,921
Equity securities	$15	$-	$(2)	$13

The $567,131 thousand of foreign government securities at September 30, 2014 included $73,825 thousand of European sovereign securities.  Approximately 52.9%, 16.8%, 8.4%, 8.1% and 5.4% of European Sovereign Securities represented securities held in the governments of France, the United Kingdom, the Netherlands, Belgium and Germany, respectively.  No other countries represented more than 5% of the European sovereign securities.  The Company held no sovereign securities of Portugal, Italy, Ireland, Greece or Spain at September 30, 2014.

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings into accumulated other comprehensive income (loss), on April 1, 2009.  As of September 30, 2014, all of the previously reclassified securities have either matured or have been sold.

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity. Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At September 30, 2014		At December 31, 2013
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$452,064	$451,138	$462,133	$463,674
Due after one year through five years	2,786,968	2,812,874	2,251,169	2,300,475
Due after five years through ten years	1,066,319	1,077,855	988,896	1,000,053
Due after ten years	644,822	713,348	630,555	661,106
Asset-backed securities	91,583	92,317	38,544	39,609
Mortgage-backed securities
Commercial	40,935	43,684	34,855	38,666
Agency residential	626,511	626,542	709,589	697,399
Non-agency residential	307	358	859	939
Total fixed maturity securities	$5,709,509	$5,818,116	$5,116,600	$5,201,921

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(41,410)	$(12,657)	$23,285	$(144,110)
Fixed maturity securities, other-than-temporary impairment	-	-	-	(399)
Equity securities	1	1	3	2
Change in unrealized appreciation (depreciation), pre-tax	(41,409)	(12,656)	23,288	(144,507)
Deferred tax benefit (expense)	14,492	4,430	(8,151)	50,438
Deferred tax benefit (expense), other-than-temporary impairment	-	-	-	140
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$(26,917)	$(8,226)	$15,137	$(93,929)

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at September 30, 2014 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$35,516	$(190)	$24,483	$(625)	$59,999	$(815)
Obligations of U.S. states and political subdivisions	18,198	(426)	36,680	(568)	54,878	(994)
Corporate securities	925,037	(16,140)	185,950	(5,370)	1,110,987	(21,510)
Asset-backed securities	30,208	(87)	-	-	30,208	(87)
Mortgage-backed securities
Commercial	10,365	(1)	-	-	10,365	(1)
Agency residential	35,576	(108)	299,229	(6,734)	334,805	(6,842)
Non-agency residential	-	-	-	-	-	-
Foreign government securities	51,430	(349)	76,092	(3,925)	127,522	(4,274)
Foreign corporate securities	186,212	(1,863)	149,756	(5,632)	335,968	(7,495)
Total fixed maturity securities	$1,292,542	$(19,164)	$772,190	$(22,854)	$2,064,732	$(42,018)
Equity securities	-	-	-	-	-	-
Total	$1,292,542	$(19,164)	$772,190	$(22,854)	$2,064,732	$(42,018)

	Duration of Unrealized Loss at September 30, 2014 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$8,185	$(37)	$69,568	$(5,163)	$77,753	$(5,200)
Due in one year through five years	714,621	(10,537)	274,095	(7,104)	988,716	(17,641)
Due in five years through ten years	464,811	(7,784)	85,723	(2,579)	550,534	(10,363)
Due after ten years	28,776	(610)	43,575	(1,274)	72,351	(1,884)
Asset-backed securities	30,208	(87)	-	-	30,208	(87)
Mortgage-backed securities	45,941	(109)	299,229	(6,734)	345,170	(6,843)
Total fixed maturity securities	$1,292,542	$(19,164)	$772,190	$(22,854)	$2,064,732	$(42,018)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at September 30, 2014 were $2,064,732 thousand and $42,018 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at September 30, 2014, did not exceed 0.7% of the overall market value of the Company’s fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $19,164 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were primarily comprised of domestic and foreign corporate securities.  Of these unrealized losses, $3,452 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $22,854 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to agency residential mortgage-backed securities, foreign and domestic corporate securities and foreign government securities.  Of these unrealized losses, $21,240 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The Company did not have any sub-prime or alt-A loans with gross unrealized depreciation at September 30, 2014.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

Other invested assets, at fair value, is comprised of common shares of the Company’s ultimate parent, Group.  At September 30, 2014, the Company held 9,719,971 shares of Group representing 17.7% of the total outstanding shares.

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Fixed maturities	$52,515	$52,098	$157,515	$159,363
Equity securities	7,966	8,390	26,083	27,235
Short-term investments and cash	196	302	841	705
Other invested assets
Limited partnerships	19,254	6,569	18,862	32,109
Dividends from Parent's shares	7,290	4,666	21,870	13,997
Other	869	1,056	3,220	5,311
Gross investment income before adjustments	88,090	73,081	228,391	238,720
Funds held interest income (expense)	970	746	4,262	4,182
Gross investment income	89,060	73,827	232,653	242,902
Investment expenses	(5,614)	(4,999)	(16,784)	(15,469)
Net investment income	$83,446	$68,828	$215,869	$227,433

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

The Company had contractual commitments to invest up to an additional $227,589 thousand in limited partnerships at September 30, 2014.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2019.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Fixed maturity securities, market value:
Other-than-temporary impairments	$-	$-	$(199)	$-
Gains (losses) from sales	1,070	1,730	(1,855)	4,062
Fixed maturity securities, fair value:
Gain (losses) from sales	82	37	1,022	127
Gains (losses) from fair value adjustments	(938)	578	(938)	(1,004)
Equity securities, fair value:
Gains (losses) from sales	(2,589)	1,594	(2,204)	25,565
Gains (losses) from fair value adjustments	(12,559)	37,789	65,399	160,323
Other invested assets, fair value:
Gains (losses) from fair value adjustments	14,775	166,697	59,681	344,670
Short-term investment gains (losses)	(1)	1	(2)	15
Total net realized capital gains (losses)	$(160)	$208,426	$120,904	$533,758

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Proceeds from sales of fixed maturity securities	$222,915	$125,516	$571,537	$483,482
Gross gains from sales	4,408	3,446	10,698	12,123
Gross losses from sales	(3,256)	(1,679)	(11,531)	(7,934)

Proceeds from sales of equity securities	$111,684	$95,174	$404,627	$450,020
Gross gains from sales	1,697	3,746	12,019	33,151
Gross losses from sales	(4,286)	(2,152)	(14,223)	(7,586)

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.   No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at September 30, 2014 and December 31, 2013.

The Company internally manages a small public equity portfolio which had a fair value at September 30, 2014 and December 31, 2013, of $90,124 thousand and $88,338 thousand, respectively, and all prices were obtained from publically published sources.

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

As of September 30, 2014 and December 31, 2013, all Level 3 fixed maturity securities, were priced using single non-binding broker quotes since prices for these securities were not provided by normal pricing service companies.  The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes.  The prices received from brokers are reviewed for reasonableness by the third party asset managers and the Company.

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

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$519,771	$-	$519,771	$-
Obligations of U.S. States and political subdivisions	834,723	-	834,723	-
Corporate securities	2,030,599	-	2,029,283	1,316
Asset-backed securities	92,317	-	72,041	20,276
Mortgage-backed securities
Commercial	43,684	-	43,684	-
Agency residential	626,542	-	626,542	-
Non-agency residential	358	-	358	-
Foreign government securities	567,131	-	567,131	-
Foreign corporate securities	1,102,991	-	1,099,427	3,564
Total fixed maturities, market value	5,818,116	-	5,792,960	25,156

Fixed maturities, fair value	18,426	-	18,426	-
Equity securities, market value	16	16	-	-
Equity securities, fair value	1,195,257	1,086,016	109,241	-
Other invested assets, fair value	1,574,733	1,574,733	-	-

There were no transfers between Level 1 and Level 2 for the nine months ended September 30, 2014.

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended September 30, 2014					Nine Months Ended September 30, 2014
	Corporate	Asset-backed	Foreign	Non-agency		Corporate	Asset-backed	Foreign	Non-agency
(Dollars in thousands)	Securities	Securities	Corporate	RMBS	Total	Securities	Securities	Corporate	RMBS	Total
Beginning balance	$-	$2,528	$-	$4	$2,532	$-	$3,533	$481	$4	$4,018
Total gains or (losses) (realized/unrealized)
Included in earnings	-	1,235	-	2	1,237	-	1,291	18	3	1,312
Included in other comprehensive income (loss)	42	(284)	(50)	(3)	(295)	42	(191)	(70)	(3)	(222)
Purchases, issuances and settlements	1,274	17,898	3,614	(3)	22,783	1,274	16,744	3,135	(4)	21,149
Transfers in and/or (out) of Level 3	-	(1,101)	-	-	(1,101)	-	(1,101)	-	-	(1,101)
Ending balance	$1,316	$20,276	$3,564	$-	$25,156	$1,316	$20,276	$3,564	$-	$25,156

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Three Months Ended September 30, 2013					Nine Months Ended September 30, 2013
	Asset-backed	Foreign	Non-agency	Agency		Asset-backed	Foreign	Non-agency	Agency
(Dollars in thousands)	Securities	Corporate	RMBS	RMBS	Total	Securities	Corporate	RMBS	RMBS	Total
Beginning balance	$4,832	$7,225	$323	$-	$12,380	$4,849	$11,421	$5	$29,398	$45,673
Total gains or (losses) (realized/unrealized)
Included in earnings	58	(4)	1	-	55	74	(655)	3	-	(578)
Included in other comprehensive income (loss)	(186)	51	-	-	(135)	(515)	(371)	(25)	-	(911)
Purchases, issuances and settlements	(377)	(1,751)	(1)	-	(2,129)	(397)	1,086	(72)	-	617
Transfers in and/or (out) of Level 3	-	(5,039)	(319)	-	(5,358)	316	(10,999)	93	(29,398)	(39,988)
Ending balance	$4,327	$482	$4	$-	$4,813	$4,327	$482	$4	$-	$4,813

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The transfers from level 3, fair value measurements using significant unobservable inputs, of $1,101 thousand and $39,988 thousand of investments for the nine months ended September 30, 2014 and September 30, 2013, respectively, primarily relate to securities that were priced using single non-binding broker quotes as of December 31, 2013 and December 31, 2012, respectively.  The securities were subsequently priced using a recognized pricing service as of September 30, 2014 and 2013 and were classified as level 2 as of that date.

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

(Dollars in thousands)	At September 30, 2014	At December 31, 2013
	$144,415	$144,734

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

(Dollars in thousands)	At September 30, 2014	At December 31, 2013
	$31,338	$30,664

7.       OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(40,339)	$14,118	$(26,221)	$21,234	$(7,556)	$13,678
URA(D) on securities - OTTI	-	-	-	-	-	-
Reclassification of net realized losses (gains) included in net income (loss)	(1,070)	374	(696)	2,054	(595)	1,459
Foreign currency translation adjustments	(11,496)	4,024	(7,472)	(13,211)	4,624	(8,587)
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of amortization of net gain (loss) included in net income (loss)	1,269	(444)	825	3,640	(1,274)	2,366
Total other comprehensive income (loss)	$(51,636)	$18,072	$(33,564)	$13,717	$(4,801)	$8,916

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(10,927)	$3,824	$(7,102)	$(140,046)	$49,016	$(91,030)
URA(D) on securities - OTTI	-	-	-	(399)	140	(259)
Reclassification of net realized losses (gains) included in net income (loss)	(1,729)	606	(1,124)	(4,062)	1,422	(2,640)
Foreign currency translation adjustments	(8,982)	3,143	(5,839)	(20,098)	7,034	(13,064)
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of amortization of net gain (loss) included in net income (loss)	2,262	(792)	1,470	6,402	(2,241)	4,161
Total other comprehensive income (loss)	$(19,376)	$6,781	$(12,595)	$(158,203)	$55,371	$(102,832)

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from accumulated other comprehensive income (“AOCI”) for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,		Affected line item within the statements of
AOCI component	2014	2013	2014	2013	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$(1,070)	$(1,729)	$2,054	$(4,062)	Other net realized capital gains (losses)
	374	606	(595)	1,422	Income tax expense (benefit)
	$(696)	(1,124)	$1,459	$(2,640)	Net income (loss)

Benefit plan net gain (loss)	$1,269	$2,262	$3,640	$6,402	Other underwriting expenses
	(444)	(792)	(1,274)	(2,241)	Income tax expense (benefit)
	$825	$1,470	$2,366	$4,161	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	At September 30,	At December 31,
(Dollars in thousands)	2014	2013

Beginning balance of URA (D) on securities	$55,457	$157,163
Current period change in URA (D) of investments - temporary	15,137	(101,447)
Current period change in URA (D) of investments - non-credit OTTI	-	(259)
Ending balance of URA (D) on securities	70,594	55,457

Beginning balance of foreign currency translation adjustments	71,087	90,215
Current period change in foreign currency translation adjustments	(8,587)	(19,128)
Ending balance of foreign currency translation adjustments	62,500	71,087

Beginning balance of benefit plan net gain (loss)	(38,896)	(62,511)
Current period change in benefit plan net gain (loss)	2,366	23,615
Ending balance of benefit plan net gain (loss)	(36,530)	(38,896)

Ending balance of accumulated other comprehensive income (loss)	$96,564	$87,648

8.       CREDIT FACILITY - EXPIRED

Effective August 15, 2011, the Company entered into a three year, $150,000 thousand unsecured revolving credit facility, referred to as the “Holdings Credit Facility”, which expired on August 15, 2014.  The Company decided not to renew the Holdings Credit Facility at expiration.  Citibank N.A. was the administrative agent for the Holdings Credit Facility.  The Holdings Credit Facility was used for liquidity and general corporate purposes.  The Holdings Credit Facility provided for the borrowing of up to $150,000 thousand with interest at a rate selected by Holdings equal to either, (1) the Base Rate (as defined below) or (2) a periodic fixed rate equal to the Eurodollar Rate plus an applicable margin.  The Base Rate meant a fluctuating interest rate per annum in effect from time to time to be equal to the higher of (a) the rate of interest publicly announced by Citibank as its base rate, (b) 0.5% per annum above the Federal Funds Rate or (c) 1% above the one month London Interbank Offered Rate (“LIBOR”), in each case plus the applicable margin.  The amount of margin and the fees paid for the Holdings Credit Facility depended upon Holdings’ senior unsecured debt rating.

The Holdings Credit Facility required Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875,000 thousand plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010.

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

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At September 30, 2014				At December 31, 2013
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$-	$-			$150,000	$-
Total revolving credit borrowings		-				-
Total letters of credit		-				851		12/31/2014

Total Citibank Holdings Credit Facility	$-	$-			$150,000	$851

The following table presents the costs incurred in connection with the Holdings Credit Facility for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Credit facility fees incurred	$-	$72	$97	$250

9.       REINSURANCE AND TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to a non-affiliated ceding company.  At September 30, 2014, the total amount on deposit in the trust account was $234,348 thousand.

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

				September 30, 2014		December 31, 2013
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$249,998	$250,485	$249,958	$259,130
4.868% Senior notes	06/05/2014	06/01/2044	400,000	400,000	395,824	-	-

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044.  Capitalized costs of approximately $4,300 thousand related to the issuance of the senior notes will be expensed over the 30 year life of the notes.  Interest will be paid semi-annually on June 1 and December 1 of each year.  The proceeds from the issuance have been used in part to pay off the $250,000 thousand of 5.40% senior notes which matured on October 15, 2014.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Interest expense incurred	$8,256	$3,388	$16,385	$10,163

11.       LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		September 30, 2014		December 31, 2013
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,363	$257,763	$238,361	$233,292

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

Holdings can redeem the long term subordinated notes prior to May 15, 2017, in whole but not in part at the applicable redemption price, which will equal the greater of (a) 100% of the principal amount being redeemed and (b) the present value of the principal payment on May 15, 2017 and scheduled payments of interest that would have accrued from the redemption date to May 15, 2017 on the long term subordinated notes being redeemed, discounted to the redemption date on a semi-annual basis at a discount rate equal to the treasury rate plus an applicable spread of either 0.25% or 0.50%, in each case plus accrued and unpaid interest.  Holdings may redeem the long term subordinated notes on or after May 15, 2017, in whole or in part at 100% of the principal amount plus accrued and unpaid interest; however, redemption on or after the scheduled maturity date and prior to May 1, 2047 is subject to a replacement capital covenant.  This covenant is for the benefit of certain senior note holders and it mandates that Holdings receive proceeds from the sale of another subordinated debt issue, of at least similar size, before it may redeem the subordinated notes.  Effective upon the maturity of the Company’s 5.40% senior notes due October 15, 2014, the Company’s 4.868% senior notes, due on June 1, 2044, will become the Company’s long term indebtedness that ranks senior to the long term subordinated notes.

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

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Interest expense incurred	$-	$-	$-	$8,181

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Nine Months Ended
U.S. Reinsurance	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Gross written premiums	$679,904	$532,324	$1,663,320	$1,385,482
Net written premiums	304,442	257,085	771,054	690,547

Premiums earned	$275,521	$225,231	$739,977	$621,430
Incurred losses and LAE	125,475	102,506	371,135	340,799
Commission and brokerage	51,231	38,275	144,747	114,945
Other underwriting expenses	12,119	12,013	33,054	32,541
Underwriting gain (loss)	$86,696	$72,437	$191,041	$133,145

	Three Months Ended		Nine Months Ended
International	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Gross written premiums	$419,457	$339,739	$1,214,343	$994,526
Net written premiums	157,932	149,812	446,599	446,158

Premiums earned	$145,662	$140,854	$438,394	$433,872
Incurred losses and LAE	113,703	90,743	286,166	262,709
Commission and brokerage	23,767	27,932	80,348	87,195
Other underwriting expenses	8,759	8,722	24,689	24,319
Underwriting gain (loss)	$(567)	$13,457	$47,191	$59,649

	Three Months Ended		Nine Months Ended
Insurance	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Gross written premiums	$354,033	$367,465	$885,006	$923,571
Net written premiums	149,542	178,365	386,694	456,334

Premiums earned	$148,414	$157,436	$382,407	$406,247
Incurred losses and LAE	141,402	113,872	322,842	306,153
Commission and brokerage	4,170	5,353	15,489	12,907
Other underwriting expenses	29,745	28,210	79,289	79,891
Underwriting gain (loss)	$(26,903)	$10,001	$(35,213)	$7,296

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Underwriting gain (loss)	$59,226	$95,895	$203,019	$200,090
Net investment income	83,446	68,828	215,869	227,433
Net realized capital gains (losses)	(160)	208,426	120,904	533,758
Corporate expense	(4,620)	(1,516)	(5,398)	(5,353)
Interest, fee and bond issue cost amortization expense	(12,292)	(7,466)	(28,539)	(38,010)
Other income (expense)	(3,739)	5,012	(15,576)	5,095
Income (loss) before taxes	$121,861	$369,179	$490,279	$923,013

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Canada	$41,644	$48,048	$116,133	$123,630

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
25,000,000

As of September 30, 2014, Holdings held 9,719,971 common shares of Group, which it had purchased in the open market between February 1, 2007 and March 8, 2011.  The table below represents the total purchase price for these common shares purchased.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Dividends received	$7,290	$4,666	$21,870	$13,997

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

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Expenses incurred	$22,149	$19,066	$55,668	$55,835

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada for the periods indicated:

	Three Months Ended		Nine Months Ended
Bermuda Re	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Ceded written premiums	$664,316	$567,033	$1,706,390	$1,553,615
Ceded earned premiums	598,641	507,308	1,613,741	1,437,109
Ceded losses and LAE (a)	344,513	337,036	879,336	835,022

	Three Months Ended		Nine Months Ended
Everest International	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Ceded written premiums	$131	$295	$219	$429
Ceded earned premiums	176	336	450	750
Ceded losses and LAE	(321)	(630)	1,823	(1,233)

	Three Months Ended		Nine Months Ended
Everest Canada	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Assumed written premiums	$10,425	$5,650	$25,650	$14,775
Assumed earned premiums	7,106	4,807	17,062	12,196
Assumed losses and LAE	4,104	4,536	10,487	8,810

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

The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re and assumed by the Company from Mt. Logan Re.

	Three Months Ended		Nine Months Ended
Mt. Logan Re	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Ceded written premiums	$44,728	$12,408	$93,322	$12,408
Ceded earned premiums	38,458	10,471	78,975	10,471
Ceded losses and LAE	3,113	1,805	17,904	1,805

Assumed written premiums	578	1,735	10,497	1,735
Assumed earned premiums	5,786	1,735	10,497	1,735
Assumed losses and LAE	-	-	-	-

15.       RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Service cost	$2,460	$2,794	$7,381	$8,251
Interest cost	2,542	2,144	7,625	6,292
Expected return on plan assets	(2,822)	(2,124)	(8,468)	(6,367)
Amortization of prior service cost	13	12	38	37
Amortization of net (income) loss	1,173	2,064	3,356	5,872
FAS 88 settlement charge	5,269	-	5,269	-
Net periodic benefit cost	$8,635	$4,890	$15,201	$14,085

Other Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Service cost	$407	$462	$1,221	$1,460
Interest cost	342	291	1,026	845
Amortization of net (income) loss	82	185	246	493
Net periodic benefit cost	$831	$938	$2,493	$2,798

The Company did not make any contributions to the qualified pension benefit plan for the three and nine months ended September 30, 2014 and 2013.

16.       INCOME TAXES

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

17.       SUBSEQUENT EVENTS

The Company will be entering into a reinsurance agreement with Kilimanjaro Re Limited (“Kilimanjaro”) to provide the Company with earthquake-only catastrophe reinsurance coverage.  Kilimanjaro will fund the reinsurance coverage through the issuance of a catastrophe reinsurance bond, with estimated proceeds of $500,000 thousand.

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

Catastrophe rates tend to fluctuate by global region, particularly areas recently impacted by large catastrophic events.  During the second and third quarters of 2013, Canada experienced historic flooding in Alberta and Toronto, which has resulted in higher catastrophe rates in these areas.  Although there were flooding and wind storm events in Europe and Asia in the latter part of 2013, the overall 2013 catastrophe losses for the industry were lower than average.  This lower level of losses, combined with increased competition is putting downward pressure on rates in certain geographical areas resulting in lower rates for most catastrophe coverages in 2014.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(Dollars in millions)	2014	2013	(Decrease)	2014	2013	(Decrease)
Gross written premiums	$1,453.4	$1,239.5	17.3%	$3,762.7	$3,303.6	13.9%
Net written premiums	611.9	585.3	4.6%	1,604.3	1,593.0	0.7%

REVENUES:
Premiums earned	$569.6	$523.5	8.8%	$1,560.8	$1,461.5	6.8%
Net investment income	83.4	68.8	21.2%	215.9	227.4	-5.1%
Net realized capital gains (losses)	(0.2)	208.4	-100.1%	120.9	533.8	-77.3%
Other income (expense)	(3.7)	5.0	-174.6%	(15.6)	5.1	NM
Total revenues	649.1	805.8	-19.4%	1,882.0	2,227.8	-15.5%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	380.6	307.1	23.9%	980.1	909.7	7.7%
Commission, brokerage, taxes and fees	79.2	71.6	10.6%	240.6	215.0	11.9%
Other underwriting expenses	50.6	48.9	3.4%	137.0	136.8	0.2%
Corporate expense	4.6	1.5	204.9%	5.4	5.4	0.9%
Interest, fee and bond issue cost amortization expense	12.3	7.5	64.7%	28.5	38.0	-24.9%
Total claims and expenses	527.3	436.6	20.8%	1,391.7	1,304.8	6.7%

INCOME (LOSS) BEFORE TAXES	121.9	369.2	-67.0%	490.3	923.0	-46.9%
Income tax expense (benefit)	21.7	125.4	-82.7%	145.5	308.3	-52.8%
NET INCOME (LOSS)	$100.1	$243.8	-58.9%	$344.8	$614.7	-43.9%

RATIOS:			Point Change			Point Change
Loss ratio	66.8%	58.7%	8.1	62.8%	62.2%	0.6
Commission and brokerage ratio	13.9%	13.7%	0.2	15.4%	14.7%	0.7
Other underwriting expense ratio	8.9%	9.3%	(0.4)	8.8%	9.4%	(0.6)
Combined ratio	89.6%	81.7%	7.9	87.0%	86.3%	0.7

				At	At	Percentage
				September 30,	December 31,	Increase/
(Dollars in millions)				2014	2013	(Decrease)
Balance sheet data:
Total investments and cash				$9,946.7	$9,495.1	4.8%
Total assets				17,226.8	15,521.0	11.0%
Loss and loss adjustment expense reserves				7,784.1	7,653.2	1.7%
Total debt				888.4	488.3	81.9%
Total liabilities				12,673.7	11,330.5	11.9%
Stockholder's equity				4,553.1	4,190.5	8.7%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Revenues.
Premiums.  Gross written premiums increased by 17.3% to $1,453.4 million for the three months ended September 30, 2014, compared to $1,239.5 million for the three months ended September 30, 2013, reflecting a $227.3 million, or 26.1%, increase in our reinsurance business, partially offset by a $13.4 million, or 3.7%, decrease in out insurance business.  The increase in reinsurance premiums was mainly due to new business: quota share contracts, contracts with catastrophe exposed risks and mortgage guaranty business.  The decrease in insurance premiums was primarily due to lower crop premiums, partially offset by an increase in non-standard auto business.  Gross written premiums increased by 13.9% to $3,762.7 million for the nine months ended September 30, 2014, compared to $3,303.6 million for the nine months ended September 30, 2013, reflecting a $497.7 million, or 20.9%, increase in our reinsurance business, partially offset by a $38.6 million, or 4.2%, decrease in our insurance business.  The increase in reinsurance premiums was mainly due to new business: quota share contracts, contracts with catastrophe exposed risks and mortgage guaranty business.  The decrease in insurance premiums was primarily due to lower crop premiums, partially offset by an increase in non-standard auto business.

Net written premiums increased by 4.6% to $611.9 million for the three months ended September 30, 2014 compared to $585.3 million for the three months ended September 30, 2013, and increased by 0.7% to $1,604.3 million for the nine months ended September 30, 2014 compared to $1,593.0 million for the nine months ended September 30, 2013.  The variances of the changes in gross written premiums compared to the changes in net written premiums is primarily due to a higher utilization of reinsurance related to the new quota share contracts.  Premiums earned increased by 8.8% to $569.6 million for the three months ended September 30, 2014, compared to $523.5 million for the three months ended September 30, 2013 and increased by 6.8% to $1,560.8 million for the nine months ended September 30, 2014, compared to $1,461.5 million for the nine months ended September 30, 2013.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income increased by 21.2% to $83.4 million for the three months ended September 30, 2014, compared with net investment income of $68.8 million for the three months ended September 30, 2013.  Net investment income decreased by 5.1% to $215.9 million for the nine months ended September 30, 2014, compared with net investment income of $227.4 million for the nine months ended September 30, 2013.  Net pre-tax investment income, as a percentage of average invested assets, was 3.8% for the three months ended September 30, 2014 compared to 3.4% for the three months ended September 30, 2013 and was 3.4% for the nine months ended September 30, 2014 compared to 3.7% for the nine months ended September 30, 2013. The increase in income and yield for the three months ended September 30, 2014 compared to 2013 was primarily due to an increase in our limited partnership income and an increase in dividend income from the shares held of the parent company, Everest Re Group, Ltd. (“Group”).  The decline in income and yield for the nine months ended September 30, 2014 compared to 2013 was primarily the result of a decrease in our limited partnership income, partially offset by an increase in dividend income from shares held of Group.

Net Realized Capital Gains (Losses). Net realized capital losses were $0.2 million and net realized capital gains were $208.4 million for the three months ended September 30, 2014 and 2013, respectively.  The $0.2 million was comprised of $1.4 million of losses from sales on our fixed maturity and equity securities, partially offset by $1.2 million of gains from fair value re-measurements on fixed maturity, equity securities and other invested assets. The net realized capital gains of $208.4 million for the three months ended September 30, 2013, were the result of $205.1 million of gains from fair value re-measurements on fixed maturity, equity securities and other invested assets and $3.4 million of net realized capital gains from sales on our fixed maturity and equity securities.

Net realized capital gains were $120.9 million and $533.8 million for the nine months ended September 30, 2014 and 2013, respectively.  The $120.9 million was comprised of $124.1 million of gains from fair value re-measurements on fixed maturity, equity securities and other invested assets, partially offset by $3.0 million of losses from sales on our fixed maturity and equity securities and $0.2 million of other-than-temporary impairments. The net realized capital gains of $533.8 million for the nine months ended September 30, 2013, were the result of $504.0 million of gains from fair value re-measurements on fixed maturity, equity securities and other invested assets and $29.8 million of net realized capital gains from sales on our fixed maturity and equity securities.

Other Income (Expense).  We recorded other expense of $3.7 million and $15.6 million for the three and nine months ended September 30, 2014, respectively.  We recorded other income of $5.0 million and $5.1 million for the three and nine months ended September 30, 2013, respectively.  The change was primarily due to fluctuations in currency exchange rates for the corresponding periods and fluctuations in the amortization of deferred gains on retroactive reinsurance agreements with affiliates.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following tables present our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$372.4	65.3%		$(3.1)	-0.5%		$369.3	64.8%
Catastrophes	14.7	2.6%		(3.4)	-0.6%		11.3	2.0%
Total segment	$387.1	67.9%		$(6.5)	-1.1%		$380.6	66.8%

2013
Attritional	$311.5	59.6%		$(12.5)	-2.4%		$299.0	57.2%
Catastrophes	6.9	1.3%		1.2	0.2%		8.1	1.5%
Total segment	$318.4	60.9%		$(11.3)	-2.2%		$307.1	58.7%

Variance 2014/2013
Attritional	$60.9	5.7	pts	$9.4	1.9	pts	$70.3	7.6	pts
Catastrophes	7.8	1.3	pts	(4.6)	(0.8)	pts	3.2	0.5	pts
Total segment	$68.7	7.0	pts	$4.8	1.1	pts	$73.5	8.1	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$956.3	61.3%		$(5.5)	-0.4%		$950.8	60.9%
Catastrophes	35.1	2.3%		(5.8)	-0.4%		29.3	1.9%
Total segment	$991.4	63.6%		$(11.3)	-0.8%		$980.1	62.8%

2013
Attritional	$857.9	58.7%		$(2.5)	-0.2%		$855.4	58.5%
Catastrophes	36.9	2.5%		17.3	1.2%		54.2	3.7%
Total segment	$894.8	61.2%		$14.8	1.0%		$909.7	62.2%

Variance 2014/2013
Attritional	$98.4	2.6	pts	$(3.0)	(0.2)	pts	$95.4	2.4	pts
Catastrophes	(1.8)	(0.2)	pts	(23.1)	(1.6)	pts	(24.9)	(1.8)	pts
Total segment	$96.6	2.4	pts	$(26.1)	(1.8)	pts	$70.4	0.6	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 23.9% to $380.6 million for the three months ended September 30, 2014 compared to $307.1 million for the three months ended September 30, 2013, primarily due to an increase in current year attritional losses, related to the impact of the increase in premiums earned, increased losses in the Middle East, Africa and Latin America and crop insurance losses, and an increase in current year catastrophe losses.  The $14.7 million of current year catastrophe losses for the three months ended September 30, 2014 represented 2.6 points and related to Hurricane Odile ($9.9 million) and the Chilean earthquake ($4.8 million).  The current year catastrophe losses of $6.9 million for the three months ended September 30, 2013 were due to the Canadian floods.

Incurred losses and LAE increased by 7.7% to $980.1 million for the nine months ended September 30, 2014 compared to $909.7 million for the nine months ended September 30, 2013, primarily due to an increase in current year attritional losses, partially offset by favorable development on prior years’ catastrophe losses in 2014 compared to additional losses in 2013.  The $17.3 million of prior years’ catastrophe losses for the nine months ended September 30, 2013 mainly related to Superstorm Sandy.  The increase in current year attritional losses is primarily attributable to the increase in premiums earned and increased losses in the Middle East, Africa and Latin America and crop insurance losses.  The $35.1 million of current year catastrophe losses for the nine months ended September 30, 2014 represented 2.3 points and related primarily to the Japan snowstorm ($13.2 million), the Chilean earthquake ($12.1 million) and Hurricane Odile ($9.9 million).  The current year catastrophe losses of $36.9 million for the nine months ended September 30, 2013 were due to U.S. storms ($25.0 million), Canadian floods ($9.4 million) and European floods ($2.5 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by 10.6% to $79.2 million for the three months ended September 30, 2014 compared to $71.6 million for the three months ended September 30, 2013.  Commission, brokerage, taxes and fees increased by 11.9% to $240.6 million for the nine months ended September 30, 2014 compared to $215.0 million for the nine months ended September 30, 2013.  These changes were primarily due to the impact of the increase in premiums earned, higher contingent commissions and changes in the mix of business.

Other Underwriting Expenses.  Other underwriting expenses were $50.6 million and $48.9 million for the three months ended September 30, 2014 and 2013, respectively, and $137.0 million and $136.8 million for the nine months ended September 30, 2014 and 2013, respectively.  The increases were mainly due to the impact of the increase in earned premiums.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $4.6 million and $1.5 million for the three months ended September 30, 2014 and 2013, respectively, and $5.4 million for the nine months ended September 30, 2014 and 2013.  The increase, quarter over quarter, in corporate expense was mainly due to the timing of allocations and higher compensation expenses.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $12.3 million and $7.5 million for the three months ended September 30, 2014 and 2013, respectively. The increase was primarily due to the impact of the issuance of $400.0 million of senior notes in June, 2014. Interest, fees and other bond amortization expense was $28.5 million and $38.0 million for the nine months ended September 30, 2014 and 2013, respectively.  The decrease was primarily due to the redemption of $329.9 million of trust preferred securities in May 2013, partially offset by the impact of the issuance of $400.0 million of senior notes in June, 2014.

Income Tax Expense (Benefit).  We had income tax expenses of $21.7 million and $125.4 million for the three months ended September 30, 2014 and 2013, respectively, and $145.5 million and $308.3 million for the nine months ended September 30, 2014 and 2013, respectively.  Income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions, as affected by tax-exempt investment income and as calculated under the annualized effective tax rate (“AETR”) method.  Variations in the AETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.  The decrease in income tax expense for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 is primarily due to lower net realized capital gains and the realization of additional foreign tax credits.

Net Income (Loss).
Our net income was $100.1 million and $243.8 million for the three months ended September 30, 2014 and 2013, respectively, and $344.8 million and $614.7 million for the nine months ended September 30, 2014 and 2013, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio increased by 7.9 points to 89.6% for the three months ended September 30, 2014 compared to 81.7% for the three months ended September 30, 2013 and increased by 0.7 points to 87.0% for the nine months ended September 30, 2014 compared to 86.3% for the nine months ended September 30, 2013.  The loss ratio component increased 8.1 points and 0.6 points for the three and nine months ended September 30, 2014, respectively, over the same periods last year, primarily due to increased losses in the Middle East, Africa and Latin America, crop insurance losses and changes in the mix of business.  The commission and brokerage ratio components increased 0.2 points and 0.7 points for the three and nine months ended September 30, 2014, respectively, over the same period last year primarily due to changes in the mix of business.  The other underwriting expense ratio components decreased 0.4 points and 0.6 points for the three and nine months ended September 30, 2014, respectively, over the same periods last year.

Stockholder's Equity.
Stockholders’ equity increased by $362.6 million to $4,553.1 million at September 30, 2014 from $4,190.5 million at December 31, 2013, principally as a result of $344.8 million of net income, $15.1 million of net unrealized appreciation on investments, net of tax, $8.9 million of share-based compensation transactions and $2.4 million of net benefit plan obligation adjustments, partially offset by $8.6 million of net foreign currency translation adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income increased 21.2% to $83.4 million for the three months ended September 30, 2014 compared to $68.8 million for the three months ended September 30, 2013 primarily due to an increase in income from our limited partnership investments and an increase in dividend income from shares held of Group.  Net investment income decreased by 5.1% to $215.9 million for the nine months ended September 30, 2014 compared to $227.4 million for the nine months ended September 30, 2013.  The decrease, year over year, was primarily due to a decline in income from our limited partnership investments, partially offset by an increase in dividends from shares held of Group.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2014	2013	2014	2013
Fixed maturities	$52.5	$52.1	$157.5	$159.4
Equity securities	8.0	8.4	26.1	27.2
Short-term investments and cash	0.2	0.3	0.8	0.7
Other invested assets
Limited partnerships	19.3	6.6	18.9	32.1
Dividends from Parent's shares	7.3	4.7	21.9	14.0
Other	0.9	1.1	3.2	5.3
Gross investment income before adjustments	88.1	73.1	228.4	238.7
Funds held interest income (expense)	1.0	0.7	4.3	4.2
Gross investment income	89.1	73.8	232.7	242.9
Investment expenses	(5.6)	(5.0)	(16.8)	(15.5)
Net investment income	$83.4	$68.8	$215.9	$227.4

(Some amounts may not reconcile due to rounding)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	September 30,	December 31,
	2014	2013
Imbedded pre-tax yield of cash and invested assets	3.0%	3.3%
Imbedded after-tax yield of cash and invested assets	2.1%	2.4%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Annualized pre-tax yield on average cash and invested assets	3.8%	3.4%	3.4%	3.7%
Annualized after-tax yield on average cash and invested assets	2.6%	2.4%	2.4%	2.6%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2014	2013	Variance	2014	2013	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$4.3	$3.4	$0.9	$9.4	$11.7	$(2.3)
Losses	(3.3)	(1.7)	(1.6)	(11.3)	(7.7)	(3.6)
Total	1.0	1.8	(0.8)	(1.9)	4.1	(6.0)

Fixed maturity securities, fair value
Gains	0.1	-	0.1	1.3	0.4	0.9
Losses	-	-	-	(0.3)	(0.3)	-
Total	0.1	-	0.1	1.0	0.1	0.9

Equity securities, fair value
Gains	1.7	3.8	(2.1)	12.0	33.2	(21.2)
Losses	(4.3)	(2.2)	(2.1)	(14.2)	(7.6)	(6.6)
Total	(2.6)	1.6	(4.2)	(2.2)	25.6	(27.8)

Total net realized gains (losses) from sales
Gains	6.1	7.2	(1.1)	22.7	45.3	(22.6)
Losses	(7.6)	(3.8)	(3.8)	(25.8)	(15.5)	(10.3)
Total	(1.4)	3.4	(4.8)	(3.0)	29.8	(32.8)

Other than temporary impairments:	-	-	-	(0.2)	-	(0.2)

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	(0.9)	0.6	(1.5)	(0.9)	(1.0)	0.1
Equity securities, fair value	(12.6)	37.8	(50.4)	65.4	160.3	(94.9)
Other invested assets, fair value	14.8	166.7	(151.9)	59.7	344.7	(285.0)
Total	1.2	205.1	(203.9)	124.1	504.0	(379.9)

Total net realized gains (losses)	$(0.2)	$208.4	$(208.6)	$120.9	$533.8	$(412.9)

(Some amounts may not reconcile due to rounding)

Net realized capital losses were $0.2 million and net realized capital gains were $208.4 million for the three months ended September 30, 2014 and 2013, respectively.  For the three months ended September 30, 2014, we recorded $1.4 million of net realized capital losses from sales of fixed maturity and equity securities, partially offset by $1.2 million of net realized capital gains due to fair value re-measurements on fixed maturity, equity securities and other invested assets.  For the three months ended September 30, 2013, we recorded $205.1 million of net realized capital gains due to fair value re-measurements on fixed maturity, equity securities and other invested assets and $3.4 million of net realized capital gains from sales of fixed maturity and equity securities.  The fixed maturity and equity sales for the three months ended September 30, 2014 and 2013 related primarily to adjusting the portfolios for overall market changes and individual credit shifts along with maintaining a balanced foreign currency exposure.

Net realized capital gains were $120.9 million and $533.8 million for the nine months ended September 30, 2014 and 2013, respectively.  For the nine months ended September 30, 2014, we recorded $124.1 million of net realized capital gains due to fair value re-measurements on fixed maturity, equity securities and other invested assets, partially offset by $3.0 million of net realized capital losses from sales of fixed maturity and equity securities and $0.2 million of other-than-temporary impairments.  For the nine months ended September 30, 2013, we recorded $504.0 million of net realized capital gains due to fair value re-measurements on fixed maturity, equity securities and other invested assets and $29.8 million of net realized capital gains from sales of fixed maturity and equity securities.  The fixed maturity and equity sales for the nine months ended September 30, 2014 and 2013 related primarily to adjusting the portfolios for overall market changes and individual credit shifts along with maintaining a balanced foreign currency exposure.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2014	2013	Variance	% Change	2014	2013	Variance	% Change
Gross written premiums	$679.9	$532.3	$147.6	27.7%	$1,663.3	$1,385.5	$277.8	20.1%
Net written premiums	304.4	257.1	47.4	18.4%	771.1	690.5	80.5	11.7%

Premiums earned	$275.5	$225.2	$50.3	22.3%	$740.0	$621.4	$118.5	19.1%
Incurred losses and LAE	125.5	102.5	23.0	22.4%	371.1	340.8	30.3	8.9%
Commission and brokerage	51.2	38.3	13.0	33.8%	144.7	114.9	29.8	25.9%
Other underwriting expenses	12.1	12.0	0.1	0.9%	33.1	32.5	0.5	1.6%
Underwriting gain (loss)	$86.7	$72.4	$14.3	19.7%	$191.0	$133.1	$57.9	43.5%

				Point Chg				Point Chg
Loss ratio	45.5%	45.5%		-	50.2%	54.8%		(4.6)
Commission and brokerage ratio	18.6%	17.0%		1.6	19.6%	18.5%		1.1
Other underwriting expense ratio	4.4%	5.3%		(0.9)	4.4%	5.3%		(0.9)
Combined ratio	68.5%	67.8%		0.7	74.2%	78.6%		(4.4)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 27.7% to $679.9 million for the three months ended September 30, 2014 from $532.3 million for the three months ended September 30, 2013, primarily due to new business opportunities, particularly for contracts with catastrophe exposed risks and mortgage guaranty business.  Net written premiums increased by 18.4% to $304.4 million for the three months ended September 30, 2014 compared to $257.1 million for the three months ended September 30, 2013.  The variance of the change in gross written premiums compared to the change in net written premiums is primarily due to a higher utilization of reinsurance related to the new quota share contracts and the impact of changes in affiliated reinsurance agreements, including Mt. Logan.  Premiums earned increased 22.3% to $275.5 million for the three months ended September 30, 2014 compared to $225.2 million for the three months ended September 30, 2013.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 20.1% to $1,663.3 million for the nine months ended September 30, 2014 from $1,385.5 million for the nine months ended September 30, 2013, primarily due to new business opportunities, particularly for contracts with catastrophe exposed risks and mortgage guaranty business.  Net written premiums increased by 11.7% to $771.1 million for the nine months ended September 30, 2014 compared to $690.5 million for the nine months ended September 30, 2013.  The variance of the change in gross written premiums compared to the change in net written premiums is primarily due to a higher utilization of reinsurance related to the new quota share contracts and the impact of changes in affiliated reinsurance agreements, including Mt. Logan.  Premiums earned increased 19.1% to $740.0 million for the nine months ended September 30, 2014 compared to $621.4 million for the nine months ended September 30, 2013.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$125.2	45.4%		$-	0.0%		$125.2	45.4%
Catastrophes	-	0.0%		0.3	0.1%		0.3	0.1%
Total segment	$125.2	45.4%		$0.3	0.1%		$125.5	45.5%

2013
Attritional	$113.6	50.5%		$(12.0)	-5.3%		$101.6	45.2%
Catastrophes	0.1	0.0%		0.8	0.3%		0.9	0.3%
Total segment	$113.7	50.5%		$(11.2)	-5.0%		$102.5	45.5%

Variance 2014/2013
Attritional	$11.6	(5.1)	pts	$12.0	5.3	pts	$23.6	0.2	pts
Catastrophes	(0.1)	-	pts	(0.5)	(0.2)	pts	(0.6)	(0.2)	pts
Total segment	$11.5	(5.1)	pts	$11.5	5.1	pts	$23.0	-	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$373.2	50.6%		$(4.9)	-0.7%		$368.3	49.9%
Catastrophes	3.2	0.4%		(0.4)	-0.1%		2.8	0.3%
Total segment	$376.4	51.0%		$(5.3)	-0.8%		$371.1	50.2%

2013
Attritional	$305.9	49.2%		$(8.6)	-1.4%		$297.3	47.8%
Catastrophes	27.6	4.4%		15.9	2.6%		43.5	7.0%
Total segment	$333.5	53.6%		$7.3	1.2%		$340.8	54.8%

Variance 2014/2013
Attritional	$67.3	1.4	pts	$3.7	0.7	pts	$71.0	2.1	pts
Catastrophes	(24.4)	(4.0)	pts	(16.3)	(2.7)	pts	(40.7)	(6.7)	pts
Total segment	$42.9	(2.6)	pts	$(12.6)	(2.0)	pts	$30.3	(4.6)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 22.4% to $125.5 million for the three months ended September 30, 2014 compared to $102.5 million for the three months ended September 30, 2013, primarily due to the increase in current year attritional losses of $11.6 million, due to the impact of the increase in premiums earned, and $12.0 million of less favorable development on prior years’ attritional losses in 2014 compared to 2013.  The $12.0 million of prior years’ attritional losses for the three months ended September 30, 2013 related primarily to the treaty casualty line of business.  There were no current year catastrophe losses for the three months ended September 30, 2014.  The $0.1 million of current year catastrophe losses for the three months ended September 30, 2013 were due to the Canadian floods.

Incurred losses increased by 8.9% to $371.1 million for the nine months ended September 30, 2014 compared to $340.8 million for the nine months ended September 30, 2013, primarily due to the increase in current year attritional losses of $67.3 million resulting primarily from the impact of the increase in premiums earned, partially offset by a decrease of $24.4 million in current year catastrophe losses and favorable development on prior years’ catastrophe losses in 2014 compared to unfavorable development in 2013.  The $3.2 million of current year catastrophe losses for the nine months ended September 30, 2014 related to the Japan snowstorm ($3.2 million).  The $27.6 million of current year catastrophe losses for the nine months ended September 30, 2013 were due to the U.S. storms ($25.0 million), European floods ($2.5 million) and Canadian floods ($0.1 million).  The $15.9 million of unfavorable development on prior years’ catastrophe losses for the nine months ended September 30, 2013 related primarily to Superstorm Sandy.

Segment Expenses.  Commission and brokerage expenses increased by 33.8% to $51.2 million for the three months ended September 30, 2014 compared to $38.3 million for the three months ended September 30, 2013.  Commission and brokerage expenses increased by 25.9% to $144.7 million for the nine months ended September 30, 2014 compared to $114.9 million for the nine months ended September 30, 2013.  These variances were mainly due to the impact of the increases in premiums earned, higher contingent commissions and changes in the mix of business.

Segment other underwriting expenses increased slightly to $12.1 million for the three months ended September 30, 2014 from $12.0 million for the three months ended September 30, 2013 and increased slightly to $33.1 million for the nine months ended September 30, 2014 from $32.5 million for the nine months ended September 30, 2013.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2014	2013	Variance	% Change	2014	2013	Variance	% Change
Gross written premiums	$419.5	$339.7	$79.7	23.5%	$1,214.3	$994.5	$219.8	22.1%
Net written premiums	157.9	149.8	8.1	5.4%	446.6	446.2	0.4	0.1%

Premiums earned	$145.7	$140.9	$4.8	3.4%	$438.4	$433.9	$4.5	1.0%
Incurred losses and LAE	113.7	90.7	23.0	25.3%	286.2	262.7	23.5	8.9%
Commission and brokerage	23.8	27.9	(4.2)	-14.9%	80.3	87.2	(6.8)	-7.9%
Other underwriting expenses	8.8	8.7	-	0.4%	24.7	24.3	0.4	1.5%
Underwriting gain (loss)	$(0.6)	$13.5	$(14.0)	-104.2%	$47.2	$59.6	$(12.5)	-20.9%

				Point Chg				Point Chg
Loss ratio	78.1%	64.4%		13.7	65.3%	60.6%		4.7
Commission and brokerage ratio	16.3%	19.8%		(3.5)	18.3%	20.1%		(1.8)
Other underwriting expense ratio	6.0%	6.2%		(0.2)	5.6%	5.6%		-
Combined ratio	100.4%	90.4%		10.0	89.2%	86.3%		2.9

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 23.5% to $419.5 million for the three months ended September 30, 2014 compared to $339.7 million for the three months ended September 30, 2013, primarily due to new quota share contracts.  Net written premiums increased by 5.4% to $157.9 million for the three months ended September 30, 2014 compared to $149.8 million for the three months ended September 30, 2013.  The variance of the change in gross written premiums compared to the change in net written premiums is due to a higher utilization of reinsurance related to the new quota share contracts and the impact of changes in affiliated reinsurance agreements, including Mt. Logan.  Premiums earned increased 3.4% to $145.7 million for the three months ended September 30, 2014 compared to $140.9 million for the three months ended September 30, 2013.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 22.1% to $1,214.3 million for the nine months ended September 30, 2014 compared to $994.5 million for the nine months ended September 30, 2013, primarily due to new quota share contracts, partially offset by approximately $30 million of negative impacts from foreign exchange movements year over year.  Net written premiums increased by 0.1% to $446.6 million for the nine months ended September 30, 2014 compared to $446.2 million for the nine months ended September 30, 2013.  The variance of the change in gross written premiums compared to the change in net written premiums is due to a higher utilization of reinsurance related to the new quota share contracts and the impact of changes in affiliated reinsurance agreements, including Mt. Logan.  Premiums earned increased 1.0% to $438.4 million for the nine months ended September 30, 2014 compared to $433.9 million for the nine months ended September 30, 2013.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$106.6	73.2%		$(3.8)	-2.6%		$102.8	70.6%
Catastrophes	14.7	10.1%		(3.7)	-2.6%		10.9	7.5%
Total segment	$121.3	83.3%		$(7.6)	-5.2%		$113.7	78.1%

2013
Attritional	$85.1	60.4%		$(1.6)	-1.1%		$83.5	59.3%
Catastrophes	6.6	4.7%		0.6	0.4%		7.2	5.1%
Total segment	$91.7	65.1%		$(1.0)	-0.7%		$90.7	64.4%

Variance 2014/2013
Attritional	$21.5	12.8	pts	$(2.2)	(1.5)	pts	$19.3	11.3	pts
Catastrophes	8.1	5.4	pts	(4.3)	(3.0)	pts	3.7	2.4	pts
Total segment	$29.6	18.2	pts	$(6.6)	(4.5)	pts	$23.0	13.7	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$263.7	60.1%		$(4.1)	-0.9%		$259.7	59.2%
Catastrophes	32.0	7.3%		(5.5)	-1.2%		26.5	6.1%
Total segment	$295.7	67.4%		$(9.5)	-2.1%		$286.2	65.3%

2013
Attritional	$255.5	59.0%		$(3.4)	-0.8%		$252.1	58.2%
Catastrophes	9.1	2.1%		1.5	0.3%		10.6	2.4%
Total segment	$264.6	61.1%		$(1.9)	-0.5%		$262.7	60.6%

Variance 2014/2013
Attritional	$8.2	1.1	pts	$(0.7)	(0.1)	pts	$7.6	1.0	pts
Catastrophes	22.9	5.2	pts	(7.0)	(1.5)	pts	15.9	3.7	pts
Total segment	$31.1	6.3	pts	$(7.6)	(1.6)	pts	$23.5	4.7	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 25.3% to $113.7 million for the three months ended September 30, 2014 compared to $90.7 million for the three months ended September 30, 2013, primarily due to an increase of $21.5 million in current year attritional losses, related to additional losses in the Middle East, Africa and Latin America, and an increase of $8.1 million in current year catastrophe losses. The $14.7 million of current year catastrophe losses for the three months ended September 30, 2014 were due to Hurricane Odile ($9.9 million) and the Chilean earthquake ($4.8 million).  The $6.6 million of current year catastrophe losses for the three months ended September 30, 2013, were due to the Canadian floods.

Incurred losses and LAE increased by 8.9% to $286.2 million for the nine months ended September 30, 2014 compared to $262.7 million for the nine months ended September 30, 2013, primarily due to an increase of $22.9 million in current year catastrophe losses and an increase of $8.2 million in current year attritional losses, related to additional losses in the Middle East, Africa and Latin America. The $32.0 million of current year catastrophe losses for the nine months ended September 30, 2014 were due to the Chilean earthquake ($12.1 million), Japan snowstorm ($10.0 million) and Hurricane Odile ($9.9 million).  The $9.1 million of current year catastrophe losses for the nine months ended September 30, 2013 were due to the Canadian floods.

Segment Expenses. Commission and brokerage decreased 14.9% to $23.8 million for the three months ended September 30, 2014 compared to $27.9 million for the three months ended September 30, 2013.  Commission and brokerage decreased 7.9% to $80.3 million for the nine months ended September 30, 2014 compared to $87.2 million for the nine months ended September 30, 2013. This decrease was primarily due to the new contracts, which have lower net commission rates, partially offset by the impact of the increase in premiums earned.

Segment other underwriting expenses slightly increased to $8.8 million for the three months ended September 30, 2014 compared to $8.7 million for the three months ended September 30, 2013 and slightly increased to $24.7 million for the nine months ended September 30, 2014 compared to $24.3 million for the nine months ended September 30, 2013.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2014	2013	Variance	% Change	2014	2013	Variance	% Change
Gross written premiums	$354.0	$367.5	$(13.4)	-3.7%	$885.0	$923.6	$(38.6)	-4.2%
Net written premiums	149.5	178.4	(28.8)	-16.2%	386.7	456.3	(69.6)	-15.3%

Premiums earned	$148.4	$157.4	$(9.0)	-5.7%	$382.4	$406.2	$(23.8)	-5.9%
Incurred losses and LAE	141.4	113.9	27.5	24.2%	322.8	306.2	16.7	5.5%
Commission and brokerage	4.2	5.4	(1.2)	-22.1%	15.5	12.9	2.6	20.0%
Other underwriting expenses	29.7	28.2	1.5	5.4%	79.3	79.9	(0.6)	-0.8%
Underwriting gain (loss)	$(26.9)	$10.0	$(36.9)	NM	$(35.2)	$7.3	$(42.5)	NM

				Point Chg				Point Chg
Loss ratio	95.3%	72.3%		23.0	84.4%	75.4%		9.0
Commission and brokerage ratio	2.8%	3.4%		(0.6)	4.1%	3.2%		0.9
Other underwriting expense ratio	20.0%	17.9%		2.1	20.7%	19.6%		1.1
Combined ratio	118.1%	93.6%		24.5	109.2%	98.2%		11.0

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased by 3.7% to $354.0 million for the three months ended September 30, 2014 compared to $367.5 million for the three months ended September 30, 2013.  This decrease was primarily driven by a decline in crop business.  Net written premiums decreased by 16.2% to $149.5 million for the three months ended September 30, 2014 compared to $178.4 million for the three months ended September 30, 2013.  The variance in the change of gross written premiums compared to the change in net written premiums is due to varied utilization of reinsurance, particularly on the crop business.  Premiums earned decreased 5.7% to $148.4 million for the three months ended September 30, 2014 compared to $157.4 million for the three months ended September 30, 2013.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 4.2% to $885.0 million for the nine months ended September 30, 2014 compared to $923.6 million for the nine months ended September 30, 2013.  This decrease was primarily driven by a decline in crop business.  Net written premiums decreased by 15.3% to $386.7 million for the nine months ended September 30, 2014 compared to $456.3 million for the nine months ended September 30, 2013.  The variance in the change of gross written premiums compared to the change in net written premiums is due to varied utilization of reinsurance, particularly on the crop business.  Premiums earned decreased 5.9% to $382.4 million for the nine months ended September 30, 2014 compared to $406.2 million for the nine months ended September 30, 2013.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$140.6	94.8%		$0.8	0.5%		$141.4	95.3%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$140.6	94.8%		$0.8	0.5%		$141.4	95.3%

2013
Attritional	$112.8	71.6%		$1.0	0.7%		$113.8	72.3%
Catastrophes	0.2	0.1%		(0.1)	-0.1%		0.1	0.0%
Total segment	$113.0	71.7%		$0.9	0.6%		$113.9	72.3%

Variance 2014/2013
Attritional	$27.8	23.2	pts	$(0.2)	(0.2)	pts	$27.6	23.0	pts
Catastrophes	(0.2)	(0.1)	pts	0.1	0.1	pts	(0.1)	-	pts
Total segment	$27.6	23.1	pts	$(0.1)	(0.1)	pts	$27.5	23.0	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$319.4	83.5%		$3.4	0.9%		$322.8	84.4%
Catastrophes	-	0.0%		0.1	0.0%		0.1	0.0%
Total segment	$319.4	83.5%		$3.4	0.9%		$322.8	84.4%

2013
Attritional	$296.6	73.0%		$9.5	2.3%		$306.1	75.3%
Catastrophes	0.2	0.1%		(0.1)	0.0%		0.1	0.1%
Total segment	$296.8	73.1%		$9.4	2.3%		$306.2	75.4%

Variance 2014/2013
Attritional	$22.8	10.5	pts	$(6.1)	(1.4)	pts	$16.7	9.1	pts
Catastrophes	(0.2)	(0.1)	pts	0.2	-	pts	-	(0.1)	pts
Total segment	$22.6	10.4	pts	$(6.0)	(1.4)	pts	$16.7	9.0	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 24.2% to $141.4 million for the three months ended September 30, 2014 compared to $113.9 million for the three months ended September 30, 2013, mainly due to an increase of $27.8 million in current year attritional losses, which were mainly related to the crop book of business. There were no current year catastrophe losses for the three months ended September 30, 2014.  The $0.2 million of current year catastrophe losses for the three months ended September 30, 2013 were due to the Canadian floods.

Incurred losses and LAE increased by 5.5% to $322.8 million for the nine months ended September 30, 2014 compared to $306.2 million for the nine months ended September 30, 2013, mainly due to an increase of $22.8 million in current year attritional losses, which were mainly related to the crop book of business, partially offset by $6.1 million of lower development on prior years’ attritional losses in 2014 compared to 2013.  There were no current year catastrophe losses for the nine months ended September 30, 2014.  The $0.2 million of current year catastrophe losses for the nine months ended September 30, 2013 were due to the Canadian floods.

Segment Expenses.  Commission and brokerage decreased slightly to $4.2 million for the three months ended September 30, 2014 compared to $5.4 million for the three months ended September 30, 2013.  Commission and brokerage increased 20.0% to $15.5 million for the nine months ended September 30, 2014 compared to $12.9 million for the nine months ended September 30, 2013.  The increase for the year was primarily driven by the shift in the mix of premium away from crop business, which carries a lower commission rate than other insurance lines.

Segment other underwriting expenses increased slightly to $29.7 million for the three months ended September 30, 2014 compared to $28.2 million for the three months ended September 30, 2013.  Segment other underwriting expenses decreased slightly to $79.3 million for the nine months ended September 30, 2014 compared to $79.9 million for the nine months ended September 30, 2013 due primarily to the impact of the decline in premiums earned.

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

Interest Rate Risk.  Our $9.9 billion investment portfolio, at September 30, 2014, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $670.6 million of mortgage-backed securities in the $5,836.5 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below display the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $659.0 million of short-term investments) for the periods indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates for mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At September 30, 2014
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$6,803.2	$6,652.1	$6,495.6	$6,331.4	$6,162.3
Market/Fair Value Change from Base (%)	4.7%	2.4%	0.0%	-2.5%	-5.1%
Change in Unrealized Appreciation
After-tax from Base ($)	$200.0	$101.8	$-	$(106.7)	$(216.6)

We had $7,784.1 million and $7,653.2 million of gross reserves for losses and LAE as of September 30, 2014 and December 31, 2013, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At September 30, 2014
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$956.2	$1,075.7	$1,195.3	$1,314.8	$1,434.3
After-tax Change in Fair/Market Value	(155.4)	(77.7)	-	77.7	155.4

Foreign Exchange Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Singapore and Canadian Dollars.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of September 30, 2014, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2013.

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

Dated: November 14, 2014