Form 10-K
period 2014-12-31
EVEREST REINSURANCE HOLDINGS INC
filed 2015-03-26
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014

Commission file number 1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3263609 (I.R.S Employer Identification No.)
477 Martinsville Road
Post Office Box 830
Liberty Corner, New Jersey 07938-0830
(908) 604-3000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive office)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
4.868% Senior Notes Due 2044	NYSE
6.60% Long Term Notes Due 2067	NYSE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	X	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	X

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

The aggregate market value on June 30, 2014, the last business day of the registrant’s most recently completed second quarter, of the voting stock held by non-affiliates of the registrant was zero.

At March 15, 2015, the number of shares outstanding of the registrant common shares was 1,000, all of which are owned by Everest Underwriting Group (Ireland) Limited, a wholly-owned direct subsidiary of Everest Re Group, Ltd.

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

The Company’s principal business, conducted through its operating segments, is the underwriting of reinsurance and insurance in the U.S. and international markets. The Company had gross written premiums, in 2014, of $5.0 billion, with approximately 76% representing reinsurance and 24% representing insurance.  Stockholder’s equity at December 31, 2014 was $4.6 billion. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company’s preferred reinsurance purchasing method.  The Company underwrites insurance directly and through general agent relationships, brokers and surplus lines brokers.  Holdings’ active operating subsidiaries, excluding Mt. McKinley Insurance Company (“Mt. McKinley”), which is in runoff, are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.

Following is a summary of the Company’s operating subsidiaries:

•
Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states, the District of Columbia and Puerto Rico and is authorized to conduct reinsurance business in Canada, Singapore and Brazil. Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets.  Everest Re has engaged in reinsurance transactions with Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), Everest International Reinsurance, Ltd. (“Everest International”), Mt. Logan Re, Ltd. (“Mt. Logan Re”) and Everest Insurance Company of Canada (“Everest Canada”), which are affiliated companies, primarily driven by enterprise risk and capital management considerations under which business is transacted at market rates and terms.  At December 31, 2014 Everest Re had statutory surplus of $2.9 billion.

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

Business Strategy.
The Company’s business strategy is to sustain its leadership position within targeted reinsurance and insurance markets, provide effective management throughout the property and casualty underwriting cycle and thereby achieve an attractive return for its shareholders.  The Company’s underwriting strategies seek to capitalize on its i) financial strength and capacity, ii) global franchise, iii) stable and experienced management team, iv) diversified product and distribution offerings, v) underwriting expertise and disciplined approach, vi) efficient and low-cost operating structure and vii) effective enterprise risk management practices.

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

The Company’s underwriting strategies emphasizes underwriting profitability over premium volume.  Key elements of this strategy include careful risk selection, appropriate pricing through strict underwriting discipline and adjustment of the Company’s business mix in response to changing market conditions.  The Company focuses on reinsuring companies that effectively manage the underwriting cycle through proper analysis and pricing of underlying risks and whose underwriting guidelines and performance are compatible with its objectives.

The Company’s underwriting strategies emphasize flexibility and responsiveness to changing market conditions.  The Company believes that its existing strengths, including its broad underwriting expertise, global presence, strong financial ratings and substantial capital, facilitate adjustments to its mix of business geographically, by line of business and by type of coverage, allowing it to participate in those market opportunities that provide the greatest potential for underwriting profitability.  The Company’s insurance operations complement these strategies by accessing business that is not available on a reinsurance basis.  The Company carefully monitors its mix of business across all operations to avoid unacceptable geographic or other risk concentrations.

Capital Transactions.
The Company’s business operations are in part dependent on its financial strength and financial strength ratings, and the market’s perception of its financial strength.  The Company’s stockholder’s equity was $4,572.7 million and $4,190.5 million at December 31, 2014 and 2013, respectively. The Company possesses significant financial flexibility with access to the debt markets and, through its ultimate parent, equity markets, as a result of its perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.  The Company’s capital position remains strong, commensurate with its financial ratings and the Company has ample liquidity to meet its financial obligations for the foreseeable future.

On July 9, 2014, Group and Holdings renewed its shelf registration statement on Form S-3ASR with the Securities and Exchange Commission (the “SEC”), as a Well Known Seasoned Issuer.  This shelf registration statement can be used by Group to register common shares, preferred shares, debt securities, warrants, share purchase contracts and share purchase units; by Holdings to register debt securities and by Everest Re Capital Trust III (“Capital Trust III”) to register trust preferred securities.

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044.  The proceeds from the issuance were used in part to pay off the $250,000 thousand of 5.40% senior notes which matured on October 15, 2014.

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

All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies.  The ratings presented in the following table were in effect as of February 27, 2015.

The Company believes that its ratings are important as they provide the Company’s customers and its investors with an independent assessment of the Company’s financial strength using a rating scale that provides for relative comparisons.  Strong financial ratings are particularly important for reinsurance companies.  Ceding companies must rely on their reinsurers to pay covered losses well into the future.  As a result, a highly rated reinsurer is generally preferred.

Operating Subsidiary:	A.M. Best	Standard & Poor's	Moody's

Everest Re	A+ (Superior)	A+ (Strong)	A1 (upper-medium)
Everest National	A+ (Superior)	A+ (Strong)	Not Rated
Everest Indemnity	A+ (Superior)	Not Rated	Not Rated
Everest Security	A+ (Superior)	Not Rated	Not Rated
Mt. McKinley	Not Rated	Not Rated	Not Rated

A.M. Best states that the “A+” (“Superior”) rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing insurance policy and contract obligations based on A.M. Best’s comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile.  A.M. Best affirmed these ratings on July 25, 2014.  Standard & Poor’s states that the “A+” rating is assigned to those insurance companies which, in its opinion, have strong financial security characteristics with respect to their ability to pay under its insurance policies and contracts in accordance with their terms.  Standard & Poor’s affirmed these ratings on June 4, 2014.  Moody’s states that an “A1” rating is assigned to companies that, in their opinion, offer upper-medium grade security and are subject to low credit risk.  Moody’s affirmed these ratings on October 9, 2014.

Subsidiaries other than Everest Re may not be rated by some or any rating agencies because such ratings are not considered essential by the individual subsidiary’s customers or because of the limited nature of the subsidiary’s operations.  In particular, Mt. McKinley is not rated because it is in run-off status.

Debt Ratings.
The following table shows the debt ratings by A.M. Best, Standard & Poor’s and Moody’s of the Holdings’ senior notes due June 1, 2044 and long term notes due May 1, 2067 both of which are considered investment grade.  Debt ratings are the rating agencies’ current assessment of the credit worthiness of an obligor with respect to a specific obligation.

	A.M. Best		Standard & Poor's		Moody's
Senior Notes	a-	(Strong)	A-	(Strong)	Baa1	(Medium Grade)
Long Term Notes	bbb	(Adequate)	BBB	(Adequate)	Baa2	(Medium Grade)

A debt rating of “a-” is assigned by A.M. Best where the issuer, in A.M. Best’s opinion, has a strong ability to meet the terms of the obligation.  A.M. Best assigns a debt rating in the “bbb” range where the issuer, in A.M. Best’s opinion, has adequate ability to meet the terms of the obligation but notes that the issue is more susceptible to changes in economic or other conditions.  Standard & Poor’s assigns a debt rating in the “A” range to issuers that have strong capacity to meet its financial commitments but is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than obligors in higher-rated categories.  A debt rating in the “BBB” range is assigned by Standard & Poor’s where the obligation exhibits adequate protection parameters although adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitment on the obligation.  According to Moody’s, a debt rating of “Baa” is assigned to issues that are considered medium-grade obligations and subject to moderate credit risk and as such may possess certain speculative characteristics.

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

The Company competes in the U.S. and international reinsurance and insurance markets with numerous global competitors.  The Company’s competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies, domestic and international underwriting operations, including underwriting syndicates at Lloyd’s and certain government sponsored risk transfer vehicles.  Some of these competitors have greater financial resources than the Company and have established long term and continuing business relationships, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and recently, the securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

Worldwide insurance and reinsurance market conditions continued to be very competitive, particularly in the property catastrophe and casualty reinsurance lines of business.  Generally, there was ample insurance and reinsurance capacity relative to demand, as well as, additional capital from the capital markets through insurance linked financial instruments.  These financial instruments such as side cars, catastrophe bonds and collateralized reinsurance funds, provide capital markets with access to insurance and reinsurance risk exposure. The capital markets demand for these products is being primarily driven by the current low interest environment and the desire to achieve greater risk diversification and potentially higher returns on their investments.  This increased competition is generally having a negative impact on rates, terms and conditions; however, the impact varies widely by market and coverage.

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  During the second and third quarters of 2013, Canada experienced historic flooding in Alberta and Toronto, which resulted in higher catastrophe rates in these areas during 2014.  Although there were flooding and wind storm events in Europe and Asia in the latter part of 2013, the overall 2013 catastrophe losses for the industry were lower than average.  This lower level of losses, combined with increased competition resulted in downward pressure on rates in certain geographical areas during 2014.  Catastrophe results during 2014 were also generally benign, which could have a negative impact on worldwide regional catastrophe markets during 2015.

Overall, the Company believes that given its size, strong ratings, distribution system, reputation, expertise and capital market vehicle activity the current marketplace conditions provide profit opportunities.  The Company continues to employ its strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in its overall portfolio.

Employees.
As of February 1, 2015, the Company employed 695 persons.  Management believes that employee relations are good.  None of the Company’s employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

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

Prolonged and severe disruptions in the overall public debt and equity markets, such as occurred during 2008, could result in significant realized and unrealized losses in our investment portfolio.  Although financial markets have significantly improved since 2008, they could deteriorate in the future.  There could also be disruption in individual market sectors, such as occurred in the energy sector during the fourth quarter of 2014.  Such declines in the financial markets could result in significant realized and unrealized losses on investments and could have a material adverse impact on our results of operations, equity, business and insurer financial strength and debt ratings.

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

Calendar year:	Pre-tax catastrophe losses
(Dollars in millions)
2014	$18.2
2013	76.6
2012	235.8
2011	798.4
2010	267.1

Our losses from future catastrophic events could exceed our projections.

We use projections of possible losses from future catastrophic events of varying types and magnitudes as a strategic underwriting tool.  We use these loss projections to estimate our potential catastrophe losses in certain geographic areas and decide on the placement of retrocessional coverage or other actions to limit the extent of potential losses in a given geographic area.  These loss projections are approximations, reliant on a mix of quantitative and qualitative processes, and actual losses may exceed the projections by a material amount, resulting in a material adverse effect on our financial condition and results of operations.

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

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2014	$39.2	decrease
2013	44.6	decrease
2012	12.3	decrease
2011	14.8	decrease
2010	62.8	decrease

The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential asbestos and environmental (“A&E”) liabilities.  At year-end 2014, 6.1% of our gross reserves were comprised of A&E reserves.  A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage.  Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

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

We are generally less reliant on the purchase of reinsurance than many of our competitors, in part because of our strategic emphasis on underwriting discipline and management of the cycles inherent in our business.  We try to separate our risk taking process from our risk mitigation process in order to avoid developing too great a reliance on reinsurance.  Historically, we generally purchased reinsurance from other third parties only when we expect a net benefit.  With the expansion of the capital markets into insurance linked financial instruments, we increased our use of capital market products for catastrophe reinsurance during 2014.  In addition, some of our quota share contracts with larger retrocessions were increased during 2014.  The percentage of business that we reinsure may vary considerably from year to year, depending on our view of the relationship between cost and expected benefit for the contract period.

We have entered into affiliated whole account quota share reinsurance agreements for 2002 through 2014 and which continue for 2015 with Bermuda Re.  We believe that the terms, conditions and pricing of the quota share agreements reflect arm’s length market conditions.  In addition, we entered into a loss portfolio transfer agreement with Bermuda Re on October 1, 2008.  These affiliated reinsurance arrangements allow us to more effectively leverage our capital, expertise, distribution platform and market presence than our stand alone capital position would otherwise allow.

Percentage of ceded written premiums to gross written premiums	2014	2013	2012	2011	2010

Unaffiliated	9.3%	5.0%	6.3%	5.0%	7.4%
Affiliated	48.2%	47.3%	46.3%	45.8%	41.1%

Our affiliated quota share agreements reflect general reinsurance market terms and conditions and are negotiated on an arms’ length basis. As a result, there can be no assurance that these arrangements will continue beyond 2015. If the quota shares are not renewed, we may have to reduce our premium volume and we may be more exposed to reductions in net income from large losses.

Our industry is highly competitive and we may not be able to compete successfully in the future.

Our industry is highly competitive and subject to pricing cycles that can be pronounced. We compete globally in the United States, international reinsurance and insurance markets with numerous competitors.  Our competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s.

According to Standard & Poor’s, we rank among the top ten global reinsurance groups, where  more than two-thirds of the market share is concentrated.  The worldwide net premium written by the Top 40 global reinsurance groups, for both life and non-life business, was estimated to be $202 billion in 2013 according to data compiled by Standard & Poor’s.  The leaders in this market are Munich Re, Swiss Re, Hannover Rueckversicherung AG, Berkshire Hathaway Re, SCOR SE and syndicates at Lloyd’s.  Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships throughout the industry, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and the entry of alternative capital market products and vehicles provide additional sources of reinsurance and insurance capacity and increased competition.

We are dependent on our key personnel.

Our success has been, and will continue to be, dependent on our ability to retain the services of our existing key executive officers and to attract and retain additional qualified personnel in the future.  The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business.  Generally, we consider key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: Chairman, President and Chief Executive Officer, Dominic J. Addesso (age 61), Executive Vice President and Chief Financial Officer, Craig Howie (age 51), Executive Vice President and Chief Underwriting Officer of our operating subsidiaries, John P. Doucette (age 49) and Executive Vice President, General Counsel, Chief Compliance Officer and Secretary, Sanjoy Mukherjee (age 48).  Through Group and its affiliates, we have employment contracts with Mr. Addesso, Mr. Doucette and Mr. Mukherjee, which have been filed with the SEC and provide for terms of employment ending on December 31, 2016 for Mr. Addesso and September 1, 2016 for Mr. Doucette and Mr. Mukherjee.

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

	At
(Dollars in millions)	December 31, 2014	% of Total
Mortgage-backed securities
Commercial	$59.3	0.6%
Agency residential	598.1	6.2%
Non-agency residential	0.3	0.0%
Other asset-backed	94.8	1.0%
Total asset-backed	752.5	7.8%
Other fixed income	4,540.9	47.4%
Total fixed income, at market value	5,293.4	55.2%
Fixed maturities, at fair value	1.5	0.0%
Equity securities, at fair value	1,299.0	13.7%
Other invested assets, at market value	435.0	4.5%
Other invested assets, at fair value	1,655.3	17.3%
Cash and short-term investments	888.4	9.3%
Total investments and cash	$9,572.6	100.0%

We may experience foreign currency exchange losses that reduce our net income and capital levels.

Through our international operations, we conduct business in a variety of foreign (non-U.S.) currencies, principally the Canadian dollar and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations, especially relative to the U.S. dollar, may materially impact our results and financial position. In 2014, we wrote approximately 22.3% of our coverages in non-U.S. currencies; as of December 31, 2014, we maintained approximately 11.6% of our investment portfolio in investments denominated in non-U.S. currencies. During 2014, 2013 and 2012, the impact on our quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $11.5 million to a gain of $24.1 million.

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

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.            PROPERTIES

Everest Re’s corporate offices are located in approximately 230,500 square feet of leased office space in Liberty Corner, New Jersey.  The Company’s other sixteen locations occupy a total of approximately 130,400 square feet, all of which are leased.  Management believes that the above described office space is adequate for its current and anticipated needs.

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

Market Information and Holder of Common Stock.
As of December 31, 2014, all of the Company’s common stock was owned by Holdings Ireland and was not publicly traded.

Dividend History and Restrictions.
The Company did not pay any dividends in 2014, 2013 and 2012.  The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition, business needs and growth objectives, capital and surplus requirements of its operating subsidiaries, regulatory restrictions, rating agency considerations and other factors.  As an insurance holding company, the Company is dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its stockholder.  The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law.  Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $2.9 billion at December 31, 2014, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner.  During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress.  Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of an insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year.  The maximum amount that is available for the payment of dividends by Everest Re in 2015 without prior regulatory approval is $357.3 million.

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

We compete in the U.S. and international reinsurance and insurance markets with numerous global competitors.  Our competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies, domestic and international underwriting operations, including underwriting syndicates at Lloyd’s and certain government sponsored risk transfer vehicles.  Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and recently, the securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

Worldwide insurance and reinsurance market conditions continued to be very competitive, particularly in the property catastrophe and casualty reinsurance lines of business.  Generally, there was ample insurance and reinsurance capacity relative to demand, as well as, additional capital from the capital markets through insurance linked financial instruments.  These financial instruments such as side cars, catastrophe bonds and collateralized reinsurance funds, provide capital markets with access to insurance and reinsurance risk exposure. The capital markets demand for these products is being primarily driven by the current low interest environment and the desire to achieve greater risk diversification and potentially higher returns on their investments.  This increased competition is generally having a negative impact on rates, terms and conditions; however, the impact varies widely by market and coverage.

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  During the second and third quarters of 2013, Canada experienced historic flooding in Alberta and Toronto, which resulted in higher catastrophe rates in these areas during 2014.  Although there were flooding and wind storm events in Europe and Asia in the latter part of 2013, the overall 2013 catastrophe losses for the industry were lower than average.  This lower level of losses, combined with increased competition resulted in downward pressure on rates in certain geographical areas during 2014.  Catastrophe results during 2014 were also generally benign, which could have a negative impact on worldwide regional catastrophe markets during 2015.

Overall, we believe that given our size, strong ratings, distribution system, reputation, expertise and capital market vehicle activity the current marketplace conditions provide profit opportunities.  We continue to employ our strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in our overall portfolio.

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2014	2013	2012	2014/2013	2013/2012
Gross written premiums	$4,965.3	$4,437.5	$3,569.4	11.9%	24.3%
Net written premiums	2,107.0	2,117.4	1,691.6	-0.5%	25.2%

REVENUES:
Premiums earned	$2,113.7	$2,006.4	$1,773.9	5.4%	13.1%
Net investment income	290.3	297.0	306.1	-2.3%	-3.0%
Net realized capital gains (losses)	206.7	723.1	391.7	-71.4%	84.6%
Other income (expense)	(22.3)	(7.7)	12.1	188.8%	-163.6%
Total revenues	2,588.4	3,018.8	2,483.9	-14.3%	21.5%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,354.1	1,272.2	1,249.7	6.4%	1.8%
Commission, brokerage, taxes and fees	339.4	293.9	310.7	15.5%	-5.4%
Other underwriting expenses	192.0	193.5	170.6	-0.8%	13.4%
Corporate expense	7.3	8.3	8.8	-12.2%	-5.7%
Interest, fee and bond issue cost amortization expense	38.0	45.5	50.7	-16.5%	-10.4%
Total claims and expenses	1,930.7	1,813.3	1,790.6	6.5%	1.3%

INCOME (LOSS) BEFORE TAXES	657.7	1,205.5	693.3	-45.4%	73.9%
Income tax expense (benefit)	203.6	407.2	173.0	-50.0%	135.4%
NET INCOME (LOSS)	$454.1	$798.3	$520.3	-43.1%	53.4%

RATIOS:				Point Change
Loss ratio	64.1%	63.4%	70.5%	0.7	(7.1)
Commission and brokerage ratio	16.1%	14.6%	17.5%	1.5	(2.9)
Other underwriting expense ratio	9.0%	9.7%	9.6%	(0.7)	0.1
Combined ratio	89.2%	87.7%	97.6%	1.5	(9.9)

	At December 31,			Percentage Increase/ (Decrease)
(Dollars in millions)	2014	2013	2012	2014/2013	2013/2012
Balance sheet data:
Total investments and cash	$9,572.6	$9,495.1	$9,075.5	0.8%	4.6%
Total assets	16,322.3	15,521.0	15,088.0	5.2%	2.9%
Loss and loss adjustment expense reserves	7,843.9	7,653.2	8,143.1	2.5%	-6.0%
Total debt	638.4	488.3	818.2	30.7%	-40.3%
Total liabilities	11,749.6	11,330.5	11,609.3	3.7%	-2.4%
Stockholder's equity	4,572.7	4,190.5	3,478.6	9.1%	20.5%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Revenues.
Premiums.  Gross written premiums increased by 11.9% to $4,965.3 million in 2014, compared to $4,437.5 million in 2013, reflecting a $588.3 million, or 18.4%, increase in our reinsurance business, partially offset by a $60.4 million, or 4.9%, decrease in our insurance business.  The increase in reinsurance premiums was mainly due to new business: quota share contracts and contracts with catastrophe exposed risks, partially offset by a negative impact of approximately $50.0 million from the movement in foreign exchange rates.  The decrease in insurance premiums was primarily due to lower crop premiums, partially offset by an increase in non-standard auto business.  Net written premiums decreased by 0.5% to $2,107.0 million in 2014 compared to $2,117.4 million in 2013.  The variances of the changes in gross written premiums compared to the changes in net written premiums is primarily due to a higher utilization of reinsurance related to the new quota share contracts.  Premiums earned increased by 5.4% to $2,113.7 million in 2014, compared to $2,006.4 million in 2013.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Net Investment Income.  Net investment income decreased by 2.3% to $290.3 million in 2014, compared with net investment income of $297.0 million in 2013.  Net pre-tax investment income, as a percentage of average invested assets, was 3.5% in 2014 compared to 3.6% in 2013. The decline in income and yield in 2014 compared to 2013 was primarily the result of a decrease in our limited partnership income and lower reinvestment rates for the fixed income portfolios, partially offset by an increase in dividends from shares held of the parent.

Net investment income decreased by 3.0% to $297.0 million in 2013 compared with net investment income of $306.1 million in 2012.  Net pre-tax investment income as a percentage of average invested assets was 3.6% in 2013 compared to 3.7% in 2012.  The declines were primarily due to lower reinvestment rates for the fixed maturities portfolio.

Net Realized Capital Gains (Losses). Net realized capital gains were $206.7 million, $723.1 million and $391.7 million in 2014, 2013 and 2012, respectively.  Comprising the $206.7 million, there were $251.8 million of gains from fair value re-measurements on fixed maturity, equity securities and other invested assets, partially offset by $38.9 million of other-than-temporary impairments and $6.2 million of losses from sales on our fixed maturity and equity securities.  The net realized capital gains of $723.1 million in 2013 were the result of $687.6 million of gains from fair value re-measurements and $35.6 million of net realized capital gains from sales on our fixed maturity and equity securities.  The net realized capital gains of $391.7 million in 2012 were the result of $364.5 million of gains from fair value re-measurements and $33.9 million of net realized capital gains from sales on our fixed maturity and equity securities, partially offset by $6.6 million of other-than-temporary impairments on our available for sale fixed maturity securities.

Other Income (Expense).  We recorded other expense of $22.3 million and $7.7 million in 2014 and 2013, respectively, and other income of $12.1 million in 2012.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional (a)	$1,273.1	60.3%		$62.8	2.9%		$1,335.9	63.2%
Catastrophes	41.8	2.0%		(23.6)	-1.1%		18.2	0.9%
Total	$1,314.9	62.3%		$39.2	1.8%		$1,354.1	64.1%

2013
Attritional (a)	$1,167.6	58.2%		$27.9	1.4%		$1,195.5	59.6%
Catastrophes	59.9	3.0%		16.7	0.8%		76.6	3.8%
Total	$1,227.5	61.2%		$44.6	2.2%		$1,272.2	63.4%

2012
Attritional (a)	$991.6	55.9%		$22.3	1.3%		$1,013.9	57.2%
Catastrophes	245.9	13.9%		(10.1)	-0.6%		235.8	13.3%
Total	$1,237.5	69.8%		$12.2	0.7%		$1,249.7	70.5%

Variance 2014/2013
Attritional (a)	$105.5	2.1	pts	$34.9	1.5	pts	$140.4	3.6	pts
Catastrophes	(18.1)	(1.0)	pts	(40.3)	(1.9)	pts	(58.4)	(2.9)	pts
Total	$87.4	1.1	pts	$(5.4)	(0.4)	pts	$81.9	0.7	pts

Variance 2013/2012
Attritional (a)	$176.0	2.3	pts	$5.6	0.1	pts	$181.6	2.4	pts
Catastrophes	(186.0)	(10.9)	pts	26.8	1.4	pts	(159.2)	(9.5)	pts
Total	$(10.0)	(8.6)	pts	$32.4	1.5	pts	$22.4	(7.1)	pts

(a) Attritional losses exclude catastrophe losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 6.4% to $1,354.1 million for the year ended December 31, 2014 compared to $1,272.2 million for the year ended December 31, 2013, primarily due to increases in current year and prior years attritional losses, partially offset by a reduction in current year and prior years catastrophe losses. The increase in current year attritional losses of $105.5 million is primarily due to the impact of the increase in premiums earned.  The $62.8 million of unfavorable prior years development for 2014 is a combination of $87.4 million of development on A&E reserves and $11.3 million of development on insurance reserves, primarily related to construction liability and umbrella business, partially offset by $35.9 million of favorable development in the reinsurance segments, related primarily to treaty casualty and treaty property reserves.  The $41.8 million of current year catastrophe losses for the year ended December 31, 2014 represented 2.0 points and related to the Japan snowstorm ($13.9 million), the Chilean earthquake ($10.4 million), Hurricane Odile ($10.1 million) and the Brisbane hailstorm ($7.5 million).  The $59.9 million of current year catastrophe losses for the year ended December 31, 2013 related to U.S. storms ($22.4 million), Canadian floods ($20.4 million), Typhoon Fitow ($14.6 million) and European floods ($2.5 million).

Incurred losses and LAE increased by 1.8% to $1,272.2 million for the year ended December 31, 2013 compared to $1,249.7 million for the year ended December 31, 2012, primarily due to increases in current year attritional losses and unfavorable development on prior year catastrophe losses in 2013 compared to 2012, partially offset by the decline in current year catastrophe losses.  The increase in current year attritional losses of $176.0 million is primarily due to the impact of the increase in premiums earned.  Unfavorable development on prior years’ catastrophe losses of $16.7 million related mainly to Superstorm Sandy ($13.4 million).  Current year 2013 catastrophe losses (discussed above) were lower by $186.0 million, or 10.9 points, period over period.  The $245.9 million of current year catastrophe losses for 2012 represented 13.9 points and related to Superstorm Sandy ($203.4 million), U.S. storms ($30.0 million) and Hurricane Isaac ($12.6 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by 15.5% to $339.4 million in 2014 compared to $293.9 million in 2013.  These changes were primarily due to the impact of the increase in premiums earned, higher contingent commissions and changes in the mix of business.

Commission, brokerage, taxes and fees decreased by 5.4% to $293.9 million in 2013 compared to $310.7 million in 2012.  The 2013 decline was primarily due to the impact from the Florida quota share reinsurance contract and an increase in excess of loss business in 2013 which carries a lower commission rate than pro rata business, partially offset by the impact of the increase in premiums earned.

Other Underwriting Expenses.  Other underwriting expenses were $192.0 million, $193.5 million and $170.6 million in 2014, 2013 and 2012, respectively.  Other underwriting expense was essentially flat for 2014 compared to 2013.  The increase in other underwriting expenses for 2013 compared to 2012 was mainly due to the impact of higher premiums earned and higher compensation expenses.

Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $7.3 million, $8.3 million and $8.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The movement in corporate expenses was mainly due to changes in employee benefit plan expenses.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $38.0 million, $45.5 million and $50.7 million in 2014, 2013 and 2012, respectively.  The decreases were primarily due to the redemption of $329.9 million of trust preferred securities in May, 2013 and the maturity of $250.0 million of senior notes on October 15, 2014, partially offset by the impact of the issuance of $400.0 million of senior notes in June, 2014.

Income Tax Expense (Benefit).  Income tax expenses was $203.6 million, $407.2 million and $173.0 million in 2014, 2013 and 2012, respectively.  Income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions, as affected by tax-exempt investment income.  Variations in the income tax expense generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.  The decrease in income tax expense in 2014 compared 2013 is primarily due to lower net realized capital gains and the realization of additional foreign tax credits.  The increase in tax expense between 2013 and 2012 is primarily due to higher taxable income from improved underwriting margins and capital gains.

Net Income (Loss).
Our net income was $454.1 million, $798.3 million and $520.3 million in 2014, 2013 and 2012, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio increased by 1.5 points to 89.2% in 2014 compared to 87.7% in 2013.  The loss ratio component increased 0.7 points in 2014 over the same period last year, primarily due to increased current year attritional losses.  The commission and brokerage ratio components increased 1.5 points in 2014 over the same period last year primarily due to higher contingent commissions and changes in the mix of business.  The other underwriting expense ratio components decreased 0.7 points in 2014 over the same period last year.

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

Stockholder's Equity.
Stockholders’ equity increased by $382.2 million to $4,572.7 million at December 31, 2014 from $4,190.5 million at December 31, 2013, principally as a result of $454.1 million of net income and $11.2 million of share-based compensation transactions, partially offset by $36.1 million of net benefit plan obligation adjustments, $29.2 million of net foreign currency translation adjustments and $17.8 million of net unrealized depreciation on investments, net of tax.

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

Consolidated Investment Results

Net Investment Income.
Net investment income decreased 2.3% to $290.3 million in 2014 compared to $297.0 million in 2013 primarily due to a decline in income from our limited partnership investments and a decline in income from our fixed maturities, reflective of lower reinvestment rates, partially offset by an increase in dividends from parent’s shares.

Net investment income decreased 3.0% to $297.0 million in 2013 compared to $306.1 million in 2012.  The decreases were primarily due to declines in income from our fixed maturities, reflective of declining reinvestment rates and from our limited partnership investments, partially offset by an increase in dividends from parent’s shares.

The following table shows the components of net investment income for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Fixed maturities	$207.9	$210.4	$216.8
Equity securities	34.1	36.3	39.3
Short-term investments and cash	1.2	1.1	1.1
Other invested assets
Limited partnerships	29.7	36.7	39.7
Dividends from Parent's shares	31.1	21.3	18.7
Other	3.6	7.3	3.8
Gross investment income before adjustments	307.5	313.1	319.4
Funds held interest income (expense)	5.4	6.9	4.4
Gross investment income	313.0	320.1	323.7
Investment expenses	(22.7)	(23.1)	(17.6)
Net investment income	$290.3	$297.0	$306.1

(Some amounts may not reconcile due to rounding.)

The following table shows a comparison of various investment yields for the periods indicated:

	2014	2013	2012
Imbedded pre-tax yield of cash and invested assets at December 31	3.1%	3.3%	3.4%
Imbedded after-tax yield of cash and invested assets at December 31	2.2%	2.4%	2.4%

Annualized pre-tax yield on average cash and invested assets	3.5%	3.6%	3.7%
Annualized after-tax yield on average cash and invested assets	2.5%	2.6%	2.7%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Years Ended December 31,			2014/2013	2013/2012
(Dollars in millions)	2014	2013	2012	Variance	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$13.5	$14.4	$14.8	$(0.9)	$(0.4)
Losses	(16.2)	(10.7)	(9.1)	(5.5)	(1.6)
Total	(2.7)	3.8	5.7	(6.5)	(1.9)

Fixed maturity securities, fair value
Gains	1.3	0.5	6.3	0.8	(5.8)
Losses	(4.4)	(0.3)	(0.6)	(4.1)	0.3
Total	(3.1)	0.2	5.7	(3.3)	(5.5)

Equity securities, fair value
Gains	17.9	40.5	40.8	(22.6)	(0.3)
Losses	(18.3)	(8.9)	(18.2)	(9.4)	9.3
Total	(0.4)	31.6	22.6	(32.0)	9.0

Total net realized gains (losses) from sales
Gains	32.7	55.4	61.9	(22.7)	(6.5)
Losses	(38.9)	(19.8)	(28.0)	(19.1)	8.2
Total	(6.2)	35.6	33.9	(41.8)	1.7

Other than temporary impairments:	(38.9)	-	(6.6)	(38.9)	6.6

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	(1.5)	0.3	1.9	(1.8)	(1.6)
Equity securities, fair value	113.1	240.9	111.2	(127.8)	129.7
Other invested assets, fair value	140.3	446.3	251.4	(306.0)	194.9
Total	251.8	687.6	364.5	(435.8)	323.1

Total net realized gains (losses)	$206.7	$723.1	$391.7	$(516.5)	$331.4

(Some amounts may not reconcile due to rounding)

Net realized capital gains were $206.7 million, $723.1 million and $391.7 million in 2014, 2013 and 2012, respectively.  In 2014, we recorded $251.8 million of net realized capital gains due to fair value re-measurements on fixed maturity, equity securities and other invested assets, partially offset by $38.9 million of other-than-temporary impairments and $6.2 million of net realized capital losses from sales of fixed maturity and equity securities. The fixed maturity and equity sales in 2014 related primarily to adjusting the portfolios for overall market changes and individual credit shifts along with maintaining a balanced foreign currency exposure.  In 2013, we recorded $687.6 million of gains due to fair value re-measurements on fixed maturity, equity securities and other invested assets and $35.6 million of net realized capital gains from sales of fixed maturity and equity securities.  The fixed maturity and equity sales in 2013 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.  In 2012, we recorded $364.5 million of gains due to fair value re-measurements on fixed maturity, equity securities and other invested assets and $33.9 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $6.6 million of other-than-temporary impairments on fixed maturity securities.  The fixed maturity sales in 2012 related primarily to maintaining a balanced foreign currency exposure and the equity sales related primarily to reducing our equity exposure.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,			2014/2013		2013/2012
(Dollars in millions)	2014	2013	2012	Variance	% Change	Variance	% Change
Gross written premiums	$2,154.5	$1,826.0	$1,310.7	$328.5	18.0%	$515.4	39.3%
Net written premiums	977.9	909.6	659.7	68.3	7.5%	249.9	37.9%

Premiums earned	$988.3	$842.3	$722.4	$146.0	17.3%	$120.0	16.6%
Incurred losses and LAE	545.9	424.2	582.4	121.7	28.7%	(158.3)	-27.2%
Commission and brokerage	201.9	159.7	168.6	42.2	26.4%	(8.9)	-5.3%
Other underwriting expenses	45.6	47.2	44.8	(1.6)	-3.4%	2.4	5.4%
Underwriting gain (loss)	$195.0	$211.2	$(73.4)	$(16.3)	-7.7%	$284.7	NM

					Point Chg		Point Chg
Loss ratio	55.2%	50.4%	80.6%		4.8		(30.2)
Commission and brokerage ratio	20.4%	19.0%	23.3%		1.4		(4.3)
Other underwriting expense ratio	4.7%	5.5%	6.3%		(0.8)		(0.8)
Combined ratio	80.3%	74.9%	110.2%		5.4		(35.3)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums increased by 18.0% to $2,154.5 million in 2014 from $1,826.0 million in 2013, primarily due to new business opportunities, particularly for contracts with catastrophe exposed risks.  Net written premiums increased by 7.5% to $977.9 million in 2014 compared to $909.6 million in 2013, which is in line with the increase in gross written premiums combined with a higher use of reinsurance for catastrophe exposures.  Premiums earned increased 17.3% to $988.3 million in 2014 compared to $842.3 million in 2013.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$495.8	50.3%		$59.2	5.9%		$555.0	56.2%
Catastrophes	6.3	0.6%		(15.4)	-1.6%		(9.1)	-1.0%
Total segment	$502.1	50.9%		$43.8	4.3%		$545.9	55.2%

2013
Attritional	$400.5	47.6%		$(21.0)	-2.5%		$379.5	45.1%
Catastrophes	25.9	3.1%		18.8	2.2%		44.7	5.3%
Total segment	$426.4	50.6%		$(2.2)	-0.3%		$424.2	50.4%

2012
Attritional	$349.6	48.4%		$1.1	0.1%		$350.6	48.5%
Catastrophes	235.3	32.6%		(3.6)	-0.5%		231.7	32.1%
Total segment	$584.9	81.0%		$(2.5)	-0.4%		$582.4	80.6%

Variance 2014/2013
Attritional	$95.3	2.7	pts	$80.2	8.4	pts	$175.5	11.1	pts
Catastrophes	(19.6)	(2.5)	pts	(34.2)	(3.8)	pts	(53.8)	(6.3)	pts
Total segment	$75.7	0.3	pts	$46.0	4.6	pts	$121.7	4.8	pts

Variance 2013/2012
Attritional	$50.9	(0.8)	pts	$(22.1)	(2.6)	pts	$28.9	(3.4)	pts
Catastrophes	(209.4)	(29.5)	pts	22.4	2.7	pts	(187.0)	(26.8)	pts
Total segment	$(158.5)	(30.5)	pts	$0.3	0.1	pts	$(158.3)	(30.2)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 28.7% to $545.9 million in 2014 compared to $424.2 million in 2013, primarily due to the increase in current year attritional losses of $95.3 million resulting primarily from the impact of the increase in premiums earned and less favorable development of $80.2 million on prior years’ attritional losses in 2014 compared to 2013, mainly related to an increase in A&E reserves.  This increase was partially offset by a favorable development of $34.2 million on prior year catastrophe losses in 2014 compared to 2013, mainly related to Superstorm Sandy, and a decrease of $19.6 million in current year catastrophe losses.  The $6.3 million of current year catastrophe losses in 2014 related to the Japan snowstorm ($3.9 million) and Hurricane Odile ($2.4 million).  The $25.9 million of current year catastrophe losses in 2013 were mainly due to U.S. Storms ($22.4 million), the European floods ($2.5 million) and the Canadian Floods ($1.0 million).

Incurred losses decreased by 27.2% to $424.2 million in 2013 compared to $582.4 million in 2012, primarily due to the decrease in current year catastrophe losses, partially offset by an increase of $50.9 million in current year attritional losses due to the impact of the increase in premiums earned.  Current year 2013 catastrophe losses (discussed above) were lower by $209.4 million, or 29.5 points, period over period.  The $235.3 million of current year catastrophe losses for 2012 related to Superstorm Sandy ($193.5 million), U.S. storms ($29.9 million) and Hurricane Isaac ($11.9 million).  Despite the increase in current year attritional losses, the current year attritional loss ratio decreased 0.8 points due to the continued shift in business to excess of loss contracts which generally have lower attritional losses than pro rata contracts.

Segment Expenses.  Commission and brokerage increased by 26.4% to $201.9 million in 2014 compared to $159.7 million in 2013.  These variances were due to the impact of the increases in premiums earned, higher contingent commissions and changes in the mix of business.  Segment other underwriting expenses decreased slightly to $45.6 million in 2014 from $47.2 million in 2013.

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

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Years Ended December 31,			2014/2013		2013/2012
(Dollars in millions)	2014	2013	2012	Variance	% Change	Variance	% Change
Gross written premiums	$1,630.4	$1,370.6	$1,209.5	$259.8	19.0%	$161.1	13.3%
Net written premiums	612.2	610.1	550.7	2.2	0.4%	59.4	10.8%

Premiums earned	$601.0	$591.7	$572.5	$9.3	1.6%	$19.2	3.4%
Incurred losses and LAE	358.0	315.9	261.5	42.1	13.3%	54.5	20.8%
Commission and brokerage	119.7	114.3	124.6	5.3	4.7%	(10.2)	-8.2%
Other underwriting expenses	34.6	33.9	29.3	0.7	2.0%	4.6	15.8%
Underwriting gain (loss)	$88.7	$127.5	$157.1	$(38.9)	-30.5%	$(29.6)	-18.8%

					Point Chg		Point Chg
Loss ratio	59.6%	53.4%	45.7%		6.2		7.7
Commission and brokerage ratio	19.9%	19.3%	21.8%		0.6		(2.5)
Other underwriting expense ratio	5.7%	5.7%	5.0%		-		0.7
Combined ratio	85.2%	78.4%	72.5%		6.8		5.9

(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums increased by 19.0% to $1,630.4 million in 2014 compared to $1,370.6 million in 2013, primarily due to new quota share contracts, partially offset by the negative impact of approximately $47.9 million from the movement of foreign exchange rates.  Net written premiums increased by 0.4% to $612.2 million in 2014 compared to $610.1 million in 2013.  The variance of the change in gross written premiums compared to the change in net written premiums is due to a higher utilization of reinsurance related to the new quota share contracts.  Premiums earned increased 1.6% to $601.0 million in 2014 compared to $591.7 million in 2013.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$338.4	56.4%		$(7.7)	-1.3%		$330.7	55.1%
Catastrophes	35.5	5.9%		(8.2)	-1.4%		27.3	4.5%
Total segment	$373.9	62.3%		$(15.9)	-2.7%		$358.0	59.6%

2013
Attritional	$307.3	51.9%		$(23.9)	-4.0%		$283.4	47.9%
Catastrophes	33.6	5.7%		(1.1)	-0.2%		32.5	5.5%
Total segment	$340.9	57.6%		$(25.0)	-4.2%		$315.9	53.4%

2012
Attritional	$270.4	47.3%		$(8.4)	-1.5%		$262.0	45.9%
Catastrophes	6.0	1.0%		(6.5)	-1.1%		(0.5)	-0.1%
Total segment	$276.4	48.4%		$(14.9)	-2.6%		$261.5	45.7%

Variance 2014/2013
Attritional	$31.1	4.5	pts	$16.2	2.7	pts	$47.3	7.2	pts
Catastrophes	1.9	0.2	pts	(7.1)	(1.2)	pts	(5.2)	(1.0)	pts
Total segment	$33.0	4.7	pts	$9.1	1.5	pts	$42.1	6.2	pts

Variance 2013/2012
Attritional	$36.9	4.6	pts	$(15.5)	(2.5)	pts	$21.4	2.0	pts
Catastrophes	27.6	4.7	pts	5.4	0.9	pts	33.0	5.6	pts
Total segment	$64.5	9.2	pts	$(10.1)	(1.6)	pts	$54.5	7.7	pts

(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE increased by 13.3% to $358.0 million in 2014 compared to $315.9 million in 2013, primarily due to an increase of $31.1 million in current year attritional losses, related to additional losses in the Middle East, Africa and Latin America. The $35.5 million of current year catastrophe losses for 2014 were due to the Chilean earthquake ($10.4 million), Japan snowstorm ($10.0 million), Hurricane Odile ($7.7 million) and Brisbane hailstorm ($7.5 million).  The $33.6 million of current year catastrophe losses for 2013 were due to Canadian floods ($19.0 million) and Typhoon Fitow ($14.6 million).

Incurred losses and LAE increased by 20.8% to $315.9 million in 2013 compared to $261.5 million in 2012, representing 7.7 loss ratio points, due to increases in current year attritional losses and current year catastrophe losses in 2013 (discussed above).  The current year catastrophe losses of $6.0 million in 2012 related primarily to Superstorm Sandy ($5.9 million).  The current year attritional losses increased by $36.9 million primarily due to the impact of the increase in premiums earned.

Segment Expenses. Commission and brokerage increased 4.7% to $119.7 million in 2014 compared to $114.3 million in 2013. This increase was primarily due to the impact of the increase in premiums earned.  Segment other underwriting expenses slightly increased to $34.6 million in 2014 compared to $33.9 million in 2013.

Commission and brokerage decreased 8.2% to $114.3 million in 2013 compared to $124.6 million in 2012.  This decrease was primarily due to the shift in the mix of business towards property catastrophe and excess of loss business, which have lower commission rates, partially offset by the impact of the increase in premiums earned.  Segment other underwriting expenses increased to $33.9 million in 2013 compared to $29.3 million in 2012.  These increases related primarily to the impact of higher premiums earned and higher compensation costs

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Years Ended December 31,			2014/2013		2013/2012
(Dollars in millions)	2014	2013	2012	Variance	% Change	Variance	% Change
Gross written premiums	$1,180.4	$1,240.8	$1,049.2	$(60.4)	-4.9%	$191.6	18.3%
Net written premiums	516.9	597.7	481.2	(80.9)	-13.5%	116.6	24.2%

Premiums earned	$524.4	$572.3	$479.0	$(47.9)	-8.4%	$93.3	19.5%
Incurred losses and LAE	450.2	532.0	405.8	(81.9)	-15.4%	126.2	31.1%
Commission and brokerage	17.8	19.8	17.5	(2.0)	-10.1%	2.3	13.1%
Other underwriting expenses	111.8	112.4	96.5	(0.6)	-0.5%	15.9	16.4%
Underwriting gain (loss)	$(55.4)	$(92.0)	$(40.9)	$36.6	-39.7%	$(51.1)	125.1%

					Point Chg		Point Chg
Loss ratio	85.8%	93.0%	84.7%		(7.2)		8.3
Commission and brokerage ratio	3.4%	3.5%	3.7%		(0.1)		(0.2)
Other underwriting expense ratio	21.4%	19.6%	20.1%		1.8		(0.5)
Combined ratio	110.6%	116.1%	108.5%		(5.5)		7.6

(Some amounts may not reconcile due to rounding)

Premiums.  Gross written premiums decreased by 4.9% to $1,180.4 million in 2014 compared to $1,240.8 million in 2013.  This decrease was primarily driven by a decline in crop business, partially offset by an increase in the non-standard auto business.  Net written premiums decreased by 13.5% to $516.9 million in 2014 compared to $597.7 million in 2013.  The variance of the change in gross written premiums compared to the change in net written premiums is due to changes in the utilization of reinsurance, particularly on the crop business.  Premiums earned decreased 8.4% to $524.4 million in 2014 compared to $572.3 million in 2013.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$438.8	83.6%		$11.3	2.2%		$450.2	85.8%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$438.8	83.6%		$11.3	2.2%		$450.2	85.8%

2013
Attritional	$459.8	80.4%		$72.9	12.7%		$532.6	93.2%
Catastrophes	0.5	0.1%		(1.0)	-0.2%		(0.6)	-0.1%
Total segment	$460.2	80.5%		$71.8	12.5%		$532.0	93.0%

2012
Attritional	$371.6	77.5%		$29.6	6.2%		$401.2	83.7%
Catastrophes	4.6	1.0%		-	0.0%		4.6	1.0%
Total segment	$376.2	78.4%		$29.6	6.2%		$405.8	84.7%

Variance 2014/2013
Attritional	$(21.0)	3.2	pts	$(61.6)	(10.5)	pts	$(82.4)	(7.4)	pts
Catastrophes	(0.5)	(0.1)	pts	1.0	0.2	pts	0.6	0.1	pts
Total segment	$(21.4)	3.1	pts	$(60.5)	(10.3)	pts	$(81.9)	(7.2)	pts

Variance 2013/2012
Attritional	$88.2	2.9	pts	$43.3	6.5	pts	$131.4	9.5	pts
Catastrophes	(4.1)	(0.9)	pts	(1.0)	(0.2)	pts	(5.2)	(1.1)	pts
Total segment	$84.0	2.1	pts	$42.2	6.3	pts	$126.2	8.3	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 15.4% to $450.2 million in 2014 compared to $532.0 million in 2013, mainly due to a decrease of $61.6 million of prior years’ attritional losses which mainly related to development on workers’ compensation, constructions liability and umbrella business in 2013, which did not recur to the same extent in 2014 and by a decrease of $21.0 million in current year attritional losses, which were mainly related to the decline in the crop book of business.  There were no current year catastrophe losses in 2014.  The $0.5 million of current year catastrophe losses for 2013 were due to the Canadian floods.

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

Segment Expenses. Commission and brokerage decreased 10.1% to $17.8 million in 2014 compared to $19.8 million in 2013.  The decrease for the year was primarily driven by the decline in premiums earned.  Segment other underwriting expenses decreased slightly to $111.8 million in 2014 compared to $112.4 million in 2013 due primarily to the impact of the decline in premiums earned.

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

Interest Rate Risk.  Our $9.6 billion investment portfolio, at December 31, 2014, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $657.7 million of mortgage-backed securities in the $5,294.9 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $564.4 million of short-term investments) for the periods indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates for mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2014
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$6,151.8	$6,006.9	$5,859.3	$5,706.4	$5,549.2
Market/Fair Value Change from Base (%)	5.0%	2.5%	0.0%	-2.6%	-5.3%
Change in Unrealized Appreciation
After-tax from Base ($)	$190.2	$96.0	$-	$(99.4)	$(201.6)

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2013
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$6,264.3	$6,127.1	$5,978.5	$5,821.9	$5,664.0
Market/Fair Value Change from Base (%)	4.8%	2.5%	0.0%	-2.6%	-5.3%
Change in Unrealized Appreciation
After-tax from Base ($)	$185.8	$96.6	$-	$(101.8)	$(204.4)

We had $7,843.9 million and $7,653.2 million of gross reserves for losses and LAE as of December 31, 2014 and December 31, 2013, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2014
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,039.2	$1,169.1	$1,299.1	$1,429.0	$1,558.9
After-tax Change in Fair/Market Value	(168.9)	(84.4)	-	84.4	168.9

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2013
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,039.2	$1,169.1	$1,299.0	$1,428.8	$1,558.7
After-tax Change in Fair/Market Value	(168.9)	(84.4)	-	84.4	168.9

Foreign Exchange Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Singapore and Canadian Dollars.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of December 31, 2014, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2013.

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

	Change in Foreign Exchange Rates in Percent
	At December 31, 2014
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(140.3)	$(70.2)	$-	$70.2	$140.3

	Change in Foreign Exchange Rates in Percent
	At December 31, 2013
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(152.3)	$(76.1)	$-	$76.1	$152.3

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013)  Based on our assessment we concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

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

Information for Item 12 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information for Item 13 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The PricewaterhouseCoopers LLP (and its worldwide affiliates) fees incurred are as follows for the periods indicated:

(Dollars in thousands)		2014	2013
(1)	Audit Fees	$1,945.7	$1,909.1
(2)	Audit-Related Fees	61.4	61.4
(3)	Tax Fees	89.0	138.7
(4)	All Other Fees	6.5	6.5

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

Under its Charter and the “Audit and Non-Audit Services Pre-Approval Policy” (the “Policy”), the Audit Committee is required to pre-approve the audit and non-audit services to be performed by the independent auditors.  The Policy mandates specific approval by the Audit Committee for any service that has not received a general pre-approval or that exceeds pre-approved cost levels or budgeted amounts. For both specific and general pre-approval, the Audit Committee considers whether such services are consistent with the SEC’s rules on auditor independence.  The Audit Committee also considers whether the independent auditors are best positioned to provide the most effective and efficient service and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality.  The Audit Committee is also mindful of the relationship between fees for audit and non-audit services in deciding whether to pre-approve any such services.  It may determine, for each fiscal year, the appropriate ratio between the total amount of  audit, audit-related and tax fees and a total amount of fees for certain permissible non-audit services classified below as “All Other Fees”.  All such factors are considered as a whole, and no one factor is determinative. The Audit Committee further considered whether the performance by PricewaterhouseCoopers LLP of the non-audit related services disclosed below is compatible with maintaining their independence.  The Audit Committee approved all of the audit-related fees, tax fees and all other fees for 2014 and 2013.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2015.

EVEREST REINSURANCE HOLDINGS, INC.

By:	/S/DOMINIC J. ADDESSO
Dominic J. Addesso (Chairman, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DOMINIC J. ADDESSO	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 26, 2015
Dominic J. Addesso

/S/ CRAIG HOWIE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 26, 2015
Craig Howie

/S/ KEITH T. SHOEMAKER	Comptroller (Principal Accounting Officer)	March 26, 2015
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

4.7
Third Supplemental Indenture relating to Holdings 5.40% Senior Notes due October 15, 2014, dated as of October 12, 2004, among Holdings and JPMorgan Chase Bank, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on October 12, 2004

4.8
Fourth Supplemental Indenture relating to Holdings $400.0 million 4.868% Senior Notes due June 1, 2044, dated June 5 2014, between Holdings and the Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on June 5, 2014

10.1
Completion of Tender Offer relating to Everest Reinsurance Holdings, Inc. 6.60% Fixed to Floating Rate Long Term Subordinated Notes (LoTSSM) dated March 19, 2009, incorporated herein by reference to Exhibit 99.1 to Everest Re Group, Ltd. Form 8-K filed on March 31, 2009

E-1

*10.2
Employment Agreement between Everest Global Services, Inc., Everest Reinsurance Holdings, Inc. and Dominic J. Addesso, dated June 16, 2011, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on June 20, 2011

*10.3
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

10.4
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

*10.5
Employment agreement between Everest Global Services, Inc., Everest Reinsurance Holdings, Inc. and Dominic J. Addesso, dated July 1, 2012, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on July 20, 2012

*10.6
Employment agreement between Everest Global Services, Inc., Everest Reinsurance Holdings, Inc. and Joseph V. Taranto, dated July 1, 2012, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on July 20, 2012

*10.7
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

E-2

EVEREST REINSURANCE HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Pages

Report of Independent Registered Public Accounting Firm		F-2

Consolidated Balance Sheets at December 31, 2014 and 2013		F-3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended
	December 31, 2014, 2013 and 2012	F-4

Consolidated Statements of Changes in Stockholder’s Equity for the Years Ended
	December 31, 2014, 2013 and 2012	F-5

Consolidated Statements of Cash Flows for the Years Ended
	December 31, 2014, 2013 and 2012	F-6

Notes to Consolidated Financial Statements		F-7

Schedules

I	Summary of Investments Other Than Investments in Related Parties at December 31, 2014	S-1

II	Condensed Financial Information of Registrant:

	Balance Sheets as of December 31, 2014 and 2013	S-2

	Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012	S-3

	Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012	S-4

	Noted to Condensed Financial Information	S-5

III	Supplementary Insurance Information for the Years Ended
	December 31, 2014, 2013 and 2012	S-6

IV	Reinsurance for the Years Ended December 31, 2014, 2013 and 2012	S-7

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder
of Everest Reinsurance Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Everest Reinsurance Holdings, Inc. and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
March 26, 2015

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par value per share)	2014	2013

ASSETS:
Fixed maturities - available for sale, at market value	$5,293,411	$5,201,921
(amortized cost: 2014, $5,235,523; 2013, $5,116,600)
Fixed maturities - available for sale, at fair value	1,509	19,388
Equity securities - available for sale, at market value (cost: 2014, $15; 2013, $15)	16	13
Equity securities - available for sale, at fair value	1,299,037	1,298,940
Short-term investments	564,364	757,162
Other invested assets (cost: 2014, $435,010; 2013, $385,776)	435,010	385,776
Other invested assets, at fair value	1,655,311	1,515,052
Cash	323,975	316,807
Total investments and cash	9,572,633	9,495,059
Note receivable - affiliated	250,000	-
Accrued investment income	45,386	50,306
Premiums receivable	1,086,203	1,173,780
Reinsurance receivables - unaffiliated	659,303	530,158
Reinsurance receivables - affiliated	3,372,715	3,062,884
Funds held by reinsureds	182,159	175,526
Deferred acquisition costs	109,262	112,024
Prepaid reinsurance premiums	809,083	673,753
Other assets	235,576	247,505
TOTAL ASSETS	$16,322,320	$15,520,995

LIABILITIES:
Reserve for losses and loss adjustment expenses	$7,843,856	$7,653,229
Unearned premium reserve	1,442,122	1,317,147
Funds held under reinsurance treaties	101,743	92,514
Losses in the course of payment	178,521	350,820
Commission reserves	63,110	47,226
Other net payable to reinsurers	1,028,549	1,026,292
4.868% Senior notes due 6/1/2044	400,000	-
5.4% Senior notes due 10/15/2014	-	249,958
6.6% Long term notes due 5/1/2067	238,364	238,361
Accrued interest on debt and borrowings	3,537	4,781
Income taxes	46,835	23,949
Unsettled securities payable	41,092	53,772
Other liabilities	361,874	272,468
Total liabilities	11,749,603	11,330,517

Commitments and Contingencies (Note 16)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2014 and 2013)	-	-
Additional paid-in capital	362,293	351,051
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $2,434 at 2014 and $47,195 at 2013	4,519	87,648
Retained earnings	4,205,905	3,751,779
Total stockholder's equity	4,572,717	4,190,478
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$16,322,320	$15,520,995

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012

REVENUES:
Premiums earned	$2,113,726	$2,006,361	$1,773,898
Net investment income	290,310	296,996	306,145
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(38,912)	-	(6,634)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-
Other net realized capital gains (losses)	245,591	723,149	398,336
Total net realized capital gains (losses)	206,679	723,149	391,702
Other income (expense)	(22,278)	(7,714)	12,136
Total revenues	2,588,437	3,018,792	2,483,881

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,354,093	1,272,156	1,249,744
Commission, brokerage, taxes and fees	339,402	293,922	310,699
Other underwriting expenses	192,032	193,499	170,604
Corporate expenses	7,252	8,262	8,764
Interest, fee and bond issue cost amortization expense	37,970	45,452	50,746
Total claims and expenses	1,930,749	1,813,291	1,790,557

INCOME (LOSS) BEFORE TAXES	657,688	1,205,501	693,324
Income tax expense (benefit)	203,562	407,238	172,995

NET INCOME (LOSS)	$454,126	$798,263	$520,329

Other comprehensive income (loss), net of tax :
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(44,902)	(99,241)	9,390
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	27,073	(2,465)	633
Total URA(D) on securities arising during the period	(17,829)	(101,706)	10,023

Foreign currency translation adjustments	(29,210)	(19,128)	7,030

Benefit plan actuarial net gain (loss) for the period	(39,110)	17,837	(11,771)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	3,020	5,778	4,795
Total benefit plan net gain (loss) for the period	(36,090)	23,615	(6,976)
Total other comprehensive income (loss), net of tax	(83,129)	(97,219)	10,077

COMPREHENSIVE INCOME (LOSS)	$370,997	$701,044	$530,406

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY

	Years Ended December 31,
(Dollars in thousands, except share amounts)	2014	2013	2012

COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$351,051	$340,223	$333,416
Share-based compensation plans	11,242	10,828	6,807
Balance, end of period	362,293	351,051	340,223

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	87,648	184,867	174,790
Net increase (decrease) during the period	(83,129)	(97,219)	10,077
Balance, end of period	4,519	87,648	184,867

RETAINED EARNINGS:
Balance, beginning of period	3,751,779	2,953,516	2,433,187
Net income (loss)	454,126	798,263	520,329
Balance, end of period	4,205,905	3,751,779	2,953,516

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$4,572,717	$4,190,478	$3,478,606

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$454,126	$798,263	$520,329
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	83,362	(175,854)	(141,501)
Decrease (increase) in funds held by reinsureds, net	2,236	(12,075)	(17,897)
Decrease (increase) in reinsurance receivables	(460,635)	25,665	(152,887)
Decrease (increase) in income taxes	68,206	351,573	124,739
Decrease (increase) in prepaid reinsurance premiums	(138,010)	(118,173)	68,312
Increase (decrease) in reserve for losses and loss adjustment expenses	248,053	(439,560)	(206,435)
Increase (decrease) in unearned premiums	130,519	228,097	(150,747)
Increase (decrease) in other net payable to reinsurers	5,130	127,252	270,776
Increase (decrease) in losses in course of payment	(171,071)	171,829	169,698
Change in equity adjustments in limited partnerships	(28,249)	(35,721)	(38,579)
Distribution of limited partnership income	41,064	24,133	19,490
Change in other assets and liabilities, net	81,388	25,049	44,032
Non-cash compensation expense	7,911	7,983	6,803
Amortization of bond premium (accrual of bond discount)	19,086	25,599	19,124
Amortization of underwriting discount on senior notes	46	54	52
Net realized capital (gains) losses	(206,679)	(723,149)	(391,702)
Net cash provided by (used in) operating activities	136,483	280,965	143,607

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	1,071,296	1,099,850	927,867
Proceeds from fixed maturities matured/called - available for sale, at fair value	875	7,213	1,300
Proceeds from fixed maturities sold - available for sale, at market value	1,080,276	598,342	476,491
Proceeds from fixed maturities sold - available for sale, at fair value	36,467	21,572	84,917
Proceeds from equity securities sold - available for sale, at fair value	528,958	612,516	546,463
Distributions from other invested assets	72,323	64,483	29,198
Cost of fixed maturities acquired - available for sale, at market value	(2,406,162)	(1,611,791)	(1,784,344)
Cost of fixed maturities acquired - available for sale, at fair value	(24,097)	(6,196)	(7,955)
Cost of equity securities acquired - available for sale, at fair value	(416,375)	(439,115)	(404,051)
Cost of other invested assets acquired	(134,373)	(17,926)	(51,512)
Net change in short-term investments	189,139	(292,751)	(42,027)
Net cost of lending for long term note - affiliated	(250,000)	-	-
Net change in unsettled securities transactions	(4,157)	(3,057)	35,075
Net cash provided by (used in) investing activities	(255,830)	33,140	(188,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	3,331	2,845	4
Net cost of junior subordinated debt securities redemption	-	(329,897)	-
Proceeds from issuance of senior notes	400,000	-	-
Net cost of senior notes maturing	(250,000)	-	-
Net cash provided by (used in) financing activities	153,331	(327,052)	4

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(26,816)	(17,966)	44,420

Net increase (decrease) in cash	7,168	(30,913)	(547)
Cash, beginning of period	316,807	347,720	348,267
Cash, end of period	$323,975	$316,807	$347,720

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$133,057	$51,045	$38,548
Interest paid	38,861	37,725	50,072

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The statements include all of the following domestic and foreign direct and indirect subsidiaries of the Company:  Everest Reinsurance Company (“Everest Re”), Everest National Insurance Company (“Everest National”), Everest Indemnity Insurance Company (“Everest Indemnity”), Everest Security Insurance Company (“Everest Security”), Heartland Crop Insurance, Inc. (“Heartland”), Specialty Insurance Group, Inc. (“Specialty”), Specialty Insurance Group - Leisure and Entertainment Risk Purchasing Group LLC (“Specialty RPG”), Mt. Whitney Securities, Inc., Everest Reinsurance Company – Escritório de Representação No Brasil Ltda. (“Everest Brazil”), Mt. McKinley Managers, L.L.C., Workcare Southeast, Inc., Workcare Southeast of Georgia, Inc., and Mt. McKinley Insurance Company (“Mt. McKinley”).  All amounts are reported in U.S. dollars.

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

Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2014 presentation.  One reclassification relates to a correction in the manner in which the Company reports distributions received from limited partnership investments in the consolidated Statements of Cash Flows.  Prior to the fourth quarter of 2013, the Company incorrectly reflected all distributions as cash flows from investing activities in its Consolidated Statements of Cash Flows.  Starting with the fourth quarter of 2013, cash distributions from the limited partnerships that represent net investment income are reflected as cash flows from operating activities and distributions that represent the return of capital contributions are reflected as cash flows from investing activities.  For the year ended December 31, 2012, $19,490 thousand was reclassified from “Distributions from other invested assets” included in cash flows from investing activities to “Distribution of limited partnership income” included in cash flows from operations.  The Company determined that this error was not material to the financial statements of any prior period.

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

	Years Ended December 31,
(Dollars in thousands)	2014	2013
Reinsurance recoverable and premium receivables	$29,153	$29,516

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

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Deferred acquisition costs	$339,402	$293,922	$310,699

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

G.  Prepaid Reinsurance Premiums.
Prepaid reinsurance premiums represent unearned premium reserves ceded to other reinsurers.  Prepaid reinsurance premiums for any foreign reinsurers comprising more than 10% of the outstanding balance at December 31, 2014 were collateralized either through collateralized trust arrangements, rights of offset or letters of credit, thereby limiting the credit risk to the Company.

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

I.  Foreign Currency.
Assets and liabilities relating to foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; revenues and expenses are translated into U.S. dollars using average exchange rates in effect during the reporting period.  Gains and losses resulting from translating foreign currency financial statements, net of deferred income taxes, are excluded from net income (loss) and accumulated in stockholder’s equity.  Gains and losses resulting from foreign currency transactions, other than debt securities available for sale, are recorded through the consolidated statements of operations and comprehensive income (loss) in other income (expense).  Gains and losses resulting from changes in the foreign currency exchange rates on debt securities, available for sale at market value, are recorded in the consolidated balance sheets in accumulated other comprehensive income (loss) as unrealized appreciation (depreciation) and any losses which are deemed other-than-temporary are charged to net income (loss) as net realized capital loss.

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

2.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (“AOCI”) are as follows for the periods indicated:

	At December 31, 2014
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$135,724	$1,416	$(304)	$136,836	$-
Obligations of U.S. states and political subdivisions	783,129	41,969	(626)	824,472	-
Corporate securities	1,992,200	39,954	(53,219)	1,978,935	(9,735)
Asset-backed securities	94,470	727	(374)	94,823	-
Mortgage-backed securities
Commercial	57,027	2,292	(51)	59,268	-
Agency residential	596,140	6,697	(4,720)	598,117	-
Non-agency residential	271	44	-	315	-
Foreign government securities	515,016	27,415	(5,344)	537,087	-
Foreign corporate securities	1,061,546	27,832	(25,820)	1,063,558	-
Total fixed maturity securities	$5,235,523	$148,346	$(90,458)	$5,293,411	$(9,735)
Equity securities	$15	$1	$-	$16	$-

	At December 31, 2013
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$72,211	$420	$(946)	$71,685	$-
Obligations of U.S. states and political subdivisions	970,735	40,815	(9,022)	1,002,528	-
Corporate securities	1,669,553	45,355	(12,493)	1,702,415	-
Asset-backed securities	38,544	1,065	-	39,609	-
Mortgage-backed securities
Commercial	34,855	3,811	-	38,666	-
Agency residential	709,589	6,331	(18,521)	697,399	-
Non-agency residential	859	113	(33)	939	-
Foreign government securities	654,029	28,739	(7,941)	674,827	-
Foreign corporate securities	966,225	23,227	(15,599)	973,853	-
Total fixed maturity securities	$5,116,600	$149,876	$(64,555)	$5,201,921	$-
Equity securities	$15	$-	$(2)	$13	$-

(a)
    Represents the amount of OTTI recognized in AOCI.  Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity. Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At December 31, 2014		At December 31, 2013
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$385,721	$384,022	$462,133	$463,674
Due after one year through five years	2,387,533	2,369,917	2,251,169	2,300,475
Due after five years through ten years	1,025,221	1,029,077	988,896	1,000,053
Due after ten years	689,140	757,872	630,555	661,106
Asset-backed securities	94,470	94,823	38,544	39,609
Mortgage-backed securities
Commercial	57,027	59,268	34,855	38,666
Agency residential	596,140	598,117	709,589	697,399
Non-agency residential	271	315	859	939
Total fixed maturity securities	$5,235,523	$5,293,411	$5,116,600	$5,201,921

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(17,697)	$(156,072)
Fixed maturity securities, other-than-temporary impairment	(9,735)	(399)
Equity securities	3	-
Change in unrealized appreciation (depreciation), pre-tax	(27,429)	(156,471)
Deferred tax benefit (expense)	6,193	54,625
Deferred tax benefit (expense), other-than-temporary impairment	3,407	140
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$(17,829)	$(101,706)

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2014 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$13,187	$(20)	$26,897	$(284)	$40,084	$(304)
Obligations of U.S. states and political subdivisions	20,428	(242)	18,199	(384)	38,627	(626)
Corporate securities	830,928	(48,891)	171,207	(4,328)	1,002,135	(53,219)
Asset-backed securities	62,451	(374)	-	-	62,451	(374)
Mortgage-backed securities
Commercial	11,742	(51)	-	-	11,742	(51)
Agency residential	24,230	(59)	267,824	(4,661)	292,054	(4,720)
Non-agency residential	-	-	-	-	-	-
Foreign government securities	45,521	(913)	53,086	(4,431)	98,607	(5,344)
Foreign corporate securities	228,733	(21,704)	117,713	(4,116)	346,446	(25,820)
Total fixed maturity securities	$1,237,220	$(72,254)	$654,926	$(18,204)	$1,892,146	$(90,458)
Equity securities	-	-	-	-	-	-
Total	$1,237,220	$(72,254)	$654,926	$(18,204)	$1,892,146	$(90,458)

	Duration of Unrealized Loss at December 31, 2014 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$12,858	$(550)	$53,528	$(4,224)	$66,386	$(4,774)
Due in one year through five years	622,137	(51,262)	243,192	(6,306)	865,329	(57,568)
Due in five years through ten years	467,187	(18,958)	66,630	(2,018)	533,817	(20,976)
Due after ten years	36,615	(1,000)	23,752	(995)	60,367	(1,995)
Asset-backed securities	62,451	(374)	-	-	62,451	(374)
Mortgage-backed securities	35,972	(110)	267,824	(4,661)	303,796	(4,771)
Total fixed maturity securities	$1,237,220	$(72,254)	$654,926	$(18,204)	$1,892,146	$(90,458)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2014 were $1,892,146 thousand and $90,458 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at December 31, 2014, did not exceed 0.3% of the overall market value of the Company’s fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $72,254 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were primarily comprised of domestic and foreign corporate securities.  The majority of these unrealized losses are attributable to unrealized losses in the energy sector, $53,772 thousand, as falling oil prices disrupted the market values for this sector, particularly for oil exploration, production and servicing companies during the fourth quarter of 2014 and unrealized foreign exchange losses, $7,298 thousand, as the U.S. dollar has strengthened against other currencies. The $18,204 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to agency residential mortgage-backed securities, foreign and domestic corporate securities and foreign government securities.  Of these unrealized losses, $16,680 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The Company did not have any sub-prime or alt-A loans with gross unrealized depreciation at December 31, 2014.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

Other invested assets, at fair value, are comprised of common shares of the Company’s ultimate parent, Group.  At December 31, 2014, the Company held 9,719,971 shares of Group representing 17.9% of the total outstanding shares.

The components of net investment income are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Fixed maturities	$207,861	$210,416	$216,796
Equity securities	34,112	36,274	39,284
Short-term investments and cash	1,190	1,090	1,051
Other invested assets
Limited partnerships	29,653	36,737	39,696
Dividends from Parent's shares	31,104	21,287	18,663
Other	3,620	7,328	3,851
Gross investment income before adjustments	307,540	313,132	319,341
Funds held interest income (expense)	5,429	6,925	4,408
Gross investment income	312,969	320,057	323,749
Investment expenses	(22,658)	(23,061)	(17,604)
Net investment income	$290,310	$296,996	$306,145

(Some amounts may not reconcile due to rounding.)

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

The Company had contractual commitments to invest up to an additional $261,709 thousand in limited partnerships at December 31, 2014.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2020.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Fixed maturity securities, market value:
Other-than-temporary impairments	$(38,912)	$-	$(6,634)
Gains (losses) from sales	(2,711)	3,792	5,660
Fixed maturity securities, fair value:
Gain (losses) from sales	(3,137)	201	5,675
Gains (losses) from fair value adjustments	(1,498)	307	1,941
Equity securities, fair value:
Gains (losses) from sales	(385)	31,566	22,562
Gains (losses) from fair value adjustments	113,065	240,927	111,155
Other invested assets, fair value:
Gains (losses) from fair value adjustments	140,259	446,341	251,359
Short-term investment gains (losses)	(2)	15	(16)
Total net realized capital gains (losses)	$206,679	$723,149	$391,702

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Proceeds from sales of fixed maturity securities	$1,116,743	$619,914	$561,408
Gross gains from sales	14,782	14,914	21,051
Gross losses from sales	(20,630)	(10,921)	(9,716)

Proceeds from sales of equity securities	$528,958	$612,516	$546,463
Gross gains from sales	17,921	40,191	40,808
Gross losses from sales	(18,306)	(8,925)	(18,246)

Securities with a carrying value amount of $1,434,105 thousand at December 31, 2014, were on deposit with various state or governmental insurance departments in compliance with insurance laws.

3.  RESERVES FOR LOSSES AND LAE

Reserves for losses and LAE.
Activity in the reserve for losses and LAE is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2014	2013	2012
Gross reserves at January 1	$7,653,229	$8,143,055	$8,290,619
Less reinsurance recoverables	(3,427,385)	(3,444,970)	(3,374,427)
Net reserves at January 1	4,225,844	4,698,085	4,916,192

Incurred related to:
Current year	1,314,887	1,227,525	1,237,486
Prior years	39,206	44,631	12,258
Total incurred losses and LAE	1,354,093	1,272,156	1,249,744

Paid related to:
Current year	452,662	464,914	365,805
Prior years	926,819	1,209,941	1,097,353
Total paid losses and LAE	1,379,481	1,674,855	1,463,158

Foreign exchange/translation adjustment	(59,382)	(69,542)	(4,693)

Net reserves at December 31	4,141,074	4,225,844	4,698,085
Plus reinsurance recoverables	3,702,782	3,427,385	3,444,970
Gross reserves at December 31	$7,843,856	$7,653,229	$8,143,055

Prior years’ reserves increased by $39,206 thousand, $44,631 thousand and $12,258 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.  The increase for 2014 was attributable to an increase of $87,362 thousand in A&E reserves along with unfavorable development of $11,352 thousand in the insurance segment, partially offset by $59,509 thousand of favorable development in the reinsurance segments related to treaty casualty, treaty property and catastrophe reserves.

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

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy. The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of reinsurance basis for the periods indicated:

	At December 31,
(Dollars in thousands)	2014	2013	2012
Gross basis:
Beginning of period reserves	$402,461	$442,821	$499,911
Incurred losses	142,233	5,598	132
Paid losses	(68,490)	(45,958)	(57,222)
End of period reserves	$476,205	$402,461	$442,821

Net basis:
Beginning of period reserves	$269,370	$305,469	$341,251
Incurred losses	87,362	3,965	17
Paid losses	(52,446)	(40,064)	(35,799)
End of period reserves	$304,286	$269,370	$305,469
Reinsurance Receivables.  Reinsurance receivables for both paid and unpaid losses totaled $4,032,018 thousand and $3,593,042 thousand at December 31, 2014 and 2013, respectively. At December 31, 2014, $3,293,436 thousand, or 81.7%, was receivable from Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”) and is fully collateralized by a trust agreement.  No other retrocessionaire accounted for more than 5% of reinsurance receivables.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.   No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at December 31, 2014 and 2013.

The Company internally manages a small public equity portfolio which had a fair value at December 31, 2014 and 2013, of $96,890 thousand and $88,338 thousand, respectively, and all prices were obtained from publically published sources.

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

As of December 31, 2014 and 2013, all Level 3 fixed maturity securities, were priced using single non-binding broker quotes since prices for these securities were not provided by normal pricing service companies.  The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes.  The prices received from brokers are reviewed for reasonableness by the third party asset managers and the Company.

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

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$136,836	$-	$136,836	$-
Obligations of U.S. States and political subdivisions	824,472	-	824,472	-
Corporate securities	1,978,935	-	1,978,935	-
Asset-backed securities	94,823	-	94,823	-
Mortgage-backed securities
Commercial	59,268	-	50,671	8,597
Agency residential	598,117	-	598,117	-
Non-agency residential	315	-	315	-
Foreign government securities	537,087	-	537,087	-
Foreign corporate securities	1,063,558	-	1,056,392	7,166
Total fixed maturities, market value	5,293,411	-	5,277,648	15,763

Fixed maturities, fair value	1,509	-	1,509	-
Equity securities, market value	16	16	-	-
Equity securities, fair value	1,299,037	1,188,613	110,424	-
Other invested assets, fair value	1,655,311	1,655,311	-	-

There were no transfers between Level 1 and Level 2 for the twelve months ended December 31, 2014.

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

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	December 31, 2014						December 31, 2013
	Corporate	Asset-backed		Foreign	Non-agency		Asset-backed	Foreign	Non-agency	Agency
(Dollars in thousands)	Securities	Securities	CMBS	Corporate	RMBS	Total	Securities	Corporate	RMBS	RMBS	Total
Beginning balance	$-	$3,533	$-	$481	$4	$4,018	$4,849	$11,421	$5	$29,398	$45,673
Total gains or (losses) (realized/unrealized)
Included in earnings	-	1,291	-	73	2	1,366	258	(654)	3	-	(393)
Included in other comprehensive income (loss)	42	(192)	(426)	(5,208)	(3)	(5,787)	(594)	(367)	(25)	-	(986)
Purchases, issuances and settlements	1,274	16,744	9,023	3,135	(3)	30,173	(1,296)	1,080	(73)	-	(289)
Transfers in and/or (out) of Level 3	(1,316)	(21,376)	-	8,685	-	(14,007)	316	(10,999)	94	(29,398)	(39,987)
Ending balance	$-	$-	$8,597	$7,166	$-	$15,763	$3,533	$481	$4	$-	$4,018

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers from level 3, fair value measurements using significant unobservable inputs, of $14,007 thousand and $39,987 thousand of investments during 2014 and 2013, respectively, primarily relate to securities that were priced using single non-binding broker quotes and were subsequently priced using a recognized pricing service and were then classified as level 2.

5.  CREDIT FACILITY - EXPIRED

Effective August 15, 2011, the Company entered into a three year, $150,000 thousand unsecured revolving credit facility, referred to as the “Holdings Credit Facility”, which expired on August 15, 2014.  The Company decided not to renew the Holdings Credit Facility at expiration.

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At December 31, 2014				At December 31, 2013
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$-	$-			$150,000	$-
Total revolving credit borrowings		-				-
Total letters of credit		-				851		12/31/2014

Total Citibank Holdings Credit Facility	$-	$-			$150,000	$851

The following table presents the costs incurred in connection with the Holdings Credit Facility for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Credit facility fees incurred	$97	$299	$582

6.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				December 31, 2014		December 31, 2013
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$-	$-	$249,958	$259,130
4.868% Senior notes	06/05/2014	06/01/2044	400,000	400,000	404,892	-	-

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044. Interest will be paid semi-annually on June 1 and December 1 of each year.  The proceeds from the issuance have been used in part to pay off the $250,000 thousand of 5.40% senior notes which matured on October 15, 2014.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Interest expense incurred	$21,818	$13,551	$13,548

7.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		December 31, 2014		December 31, 2013
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,364	$246,312	$238,361	$233,292

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

Holdings can redeem the long term subordinated notes prior to May 15, 2017, in whole but not in part at the applicable redemption price, which will equal the greater of (a) 100% of the principal amount being redeemed and (b) the present value of the principal payment on May 15, 2017 and scheduled payments of interest that would have accrued from the redemption date to May 15, 2017 on the long term subordinated notes being redeemed, discounted to the redemption date on a semi-annual basis at a discount rate equal to the treasury rate plus an applicable spread of either 0.25% or 0.50%, in each case plus accrued and unpaid interest.  Holdings may redeem the long term subordinated notes on or after May 15, 2017, in whole or in part at 100% of the principal amount plus accrued and unpaid interest; however, redemption on or after the scheduled maturity date and prior to May 1, 2047 is subject to a replacement capital covenant.  This covenant is for the benefit of certain senior note holders and it mandates that Holdings receive proceeds from the sale of another subordinated debt issue, of at least similar size, before it may redeem the subordinated notes.  Effective upon the maturity of the Company’s 5.40% senior notes on October 15, 2014, the Company’s 4.868% senior notes, due on June 1, 2044, have become the Company’s long term indebtedness that ranks senior to the long term subordinated notes.

On March 19, 2009, Group announced the commencement of a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes.  Upon expiration of the tender offer, the Company had reduced its outstanding debt by $161,441 thousand.

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Interest expense incurred	$15,749	$15,748	$15,748

8.  JUNIOR SUBORDINATED DEBT SECURITIES PAYABLE

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

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Interest expense incurred	$-	$8,181	$20,454

Holdings considered the mechanisms and obligations relating to the trust preferred securities, taken together, constituted a full and unconditional guarantee by Holdings of Capital Trust II’s payment obligations with respect to their trust preferred securities.

9.  REINSURANCE AND TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to a non-affiliated ceding company.  At December 31, 2014, the total amount on deposit in the trust account was $252,084 thousand.

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

On November 18, 2014, the Company entered into a collateralized reinsurance agreement with Kilimanjaro Re to provide the Company with catastrophe reinsurance coverage.  This agreement is a multi-year reinsurance contract which covers specified earthquake events.  The agreement provides up to $500,000 thousand of reinsurance coverage from earthquakes in the United States, Puerto Rico and Canada.

Kilimanjaro has financed the various property catastrophe reinsurance coverage by issuing catastrophe bonds to unrelated, external investors. On April, 24, 2014, Kilimanjaro issued $450,000 thousand of variable rate notes (“Series 2014-1 Notes”).  On November 18, 2014, Kilimanjaro issued $500,000 thousand of variable rate notes (“Series 2014-2 Notes”). The proceeds from the issuance of the Series 2014-1 Notes and the Series 2014-2 Notes are held in reinsurance trust throughout the duration of the applicable reinsurance agreements and invested solely in US government money market funds with a rating of at least “AAAm” by Standard & Poor’s.

10.  OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2014, for all of the Company’s operating leases with remaining non-cancelable terms in excess of one year are as follows:

(Dollars in thousands)
2015	$12,144
2016	12,760
2017	12,109
2018	12,209
2019	12,027
Thereafter	20,646
Net commitments	$81,895

All of these leases, the expiration terms of which range from 2016 to 2024, are for the rental of office space.  Rental expense was $13,028 thousand, $12,405 thousand and $12,232 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

11.  INCOME TAXES

All of the income of Holdings U.S. subsidiaries is subject to the applicable federal, foreign, state and local taxes on corporations.  Additionally, the income of foreign branches of the Company's insurance operating companies is subject to various income taxes.  The provision for income taxes in the Consolidated Statement of Operations and Comprehensive Income (Loss) has been determined in accordance with the individual income of each entity and the respective applicable tax laws.  The provision reflects the permanent differences between financial and taxable income relevant to each entity.  The significant components of the provision are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Current tax expense (benefit):
U.S.	$104,327	$86,345	$18,498
Foreign	33,171	7,909	10,545
Total current tax expense (benefit)	137,498	94,254	29,043
Total deferred U.S. tax expense (benefit)	66,064	312,984	143,952
Total income tax expense (benefit)	$203,562	$407,238	$172,995

A reconciliation of the expected income tax provision at the U.S. Federal income tax rate to the Company's total income tax provision is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Expected income tax provision at the U.S. statutory tax rate	$230,190	$421,924	$242,664
Increase (reduction) in taxes resulting from:
Tax exempt income	(12,231)	(15,038)	(20,623)
Dividend received deduction	(5,428)	(7,328)	(7,924)
Proration	1,835	2,274	3,138
Tax audit settlement	-	-	(2,508)
Uncertain tax positions	-	-	(31,912)
Other, net	(10,804)	5,406	(9,840)
Total income tax provision	$203,562	$407,238	$172,995

(Some amounts may not reconcile due to rounding)

During 2012, the Internal Revenue Service ("IRS") completed its audit of the Company for the 2007 and 2008 tax years.  At the conclusion of the audit, the Company paid additional federal income taxes of $12,747 thousand plus interest of $1,702 thousand.  The additional tax liability resulted primarily from adjustments to the timing of the Company's utilization of foreign tax credits and, therefore, including interest but net of a permanent benefit from previously unrecorded tax exempt income, this resulted in a $354 thousand income tax benefit.  Also as a result of closing the IRS audit, the Company was able to re-measure its exposure and take down its reserve for uncertain tax positions by $31,912 thousand and related interest of $2,154 thousand, resulting in an income tax benefit of $34,067 thousand.

The Company identified net understatements in its Deferred tax asset account of $17,520 thousand during 2012.  The understatements resulted from differences between filed and recorded amounts that had accumulated over several prior periods.  The Company corrected these understatements, resulting in a $17,520 thousand income tax benefit included in the Income tax expense(benefit) caption in the Consolidated Statements of Operations and Comprehensive Income (Loss) and increased net income for the same amount.  The Company also increased its Deferred tax asset in its Consolidated Balance Sheets by $17,520 thousand.  The Company believes that the out of period adjustments are immaterial to these financial statements and to all prior periods.  As such, the Company has not restated any prior period amounts.

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S. tax laws and regulations.  The principal items making up the net deferred income tax assets are as follows for the periods indicated:

	At December 31,
(Dollars in thousands)	2014	2013
Deferred tax assets:
Loss reserve	$153,978	$146,781
Foreign tax credits	64,902	74,255
Alternative minimum tax credits	44,954	93,336
Unearned premium reserve	44,582	45,368
Net unrecognized losses on benefit plans	40,377	20,944
Deferred gain on reinsurance	35,231	29,965
Investment impairments	13,841	2,344
Benefit plan liabilities	9,873	7,968
Uncollectible reinsurance reserve	5,237	5,534
Deferred expenses	3,076	2,695
Other assets	17,357	12,579
Total deferred tax assets	433,408	441,769

Deferred tax liabilities:
Net fair value income	403,731	350,747
Deferred acquisition costs	38,636	39,344
Net unrealized investment gains	25,516	38,750
Net unrealized foreign currency gains	-	27,735
Gain on tender of debt	21,916	27,395
Bond market discount	3,043	1,629
Other liabilities	13,158	7,458
Total deferred tax liabilities	506,000	493,058

Net deferred tax assets/(liabilities)	$(72,592)	$(51,289)

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the periods indicated is as follows:

(Dollars in thousands)	2014	2013	2012
Balance at January 1	$-	$-	$31,912
Additions based on tax positions related to the current year	-	-	-
Additions for tax positions of prior years	-	-	-
Reductions for tax positions of prior years	-	-	(31,912)
Settlements with taxing authorities	-	-	-
Lapses of applicable statutes of limitations	-	-	-
Balance at December 31	$-	$-	$-

As a result of closing the 2007 and 2008 IRS audit during 2012, the Company was able to re-measure its exposure and take down its reserve for uncertain tax positions by $31,912 thousand and accrued interest of $2,154 thousand.  Thus, the entire amount of unrecognized tax benefits at January 1, 2012 was recognized and beneficially affected the effective tax rate in 2012.  The Company is no longer subject to IRS audit for years before 2009.

The Company recognized accrued interest related to the net unrecognized tax benefits and penalties in income taxes.  During the year ended December 31, 2012, the Company accrued and recognized a net expense/(benefit) of approximately $(2,154) thousand, in interest and penalties.

For U.S. income tax purposes at December 31, 2014, the Company has foreign tax credit carry forwards of $64,902 thousand that begin to expire in 2017.  In addition, the Company has $44,954 thousand of Alternative Minimum Tax Credits that do not expire.  Management believes that it is more likely than not that the Company will realize the benefits of the majority of its net deferred tax assets, and accordingly, no valuation allowance has been recorded for the periods presented.

The Company has recorded tax benefits related to share-based compensation deductions for dividends on restricted stock, vestings of restricted stock and exercised stock options in 2014 and 2013, respectively, of $3,333 thousand and $2,839 thousand to additional paid-in capital in the shareholders' equity section of the Consolidated Balance Sheets.

12.  REINSURANCE

The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences.  These agreements provide for recovery from reinsurers of a portion of losses and LAE under certain circumstances without relieving the ceding company of its obligations to the policyholders.  Losses and LAE incurred and premiums earned are reported after deduction for reinsurance.  In the event that one or more of the reinsurers were unable to meet their obligations under these reinsurance agreements, the Company would not realize the full value of the reinsurance recoverable balances.  The Company may hold partial collateral, including letters of credit, trust accounts and funds held, under these agreements.  See also Note 1C, Note 3 and Note 9.

Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Written premiums:
Direct	$1,179,034	$1,240,761	$1,050,248
Assumed	3,786,260	3,196,707	2,519,142
Ceded	(2,858,320)	(2,320,091)	(1,877,789)
Net written premiums	$2,106,974	$2,117,377	$1,691,601

Premiums earned:
Direct	$1,148,297	$1,183,542	$1,032,576
Assumed	3,685,784	3,024,825	2,687,521
Ceded	(2,720,355)	(2,202,006)	(1,946,199)
Net premiums earned	$2,113,726	$2,006,361	$1,773,898

Incurred losses and LAE:
Direct	$1,073,485	$1,153,004	$910,136
Assumed	1,855,057	1,473,297	1,630,386
Ceded	(1,574,449)	(1,354,145)	(1,290,778)
Net incurred losses and LAE	$1,354,093	$1,272,156	$1,249,744

The Company engages in reinsurance transactions with Bermuda Re, Everest International Reinsurance, Ltd. (“Everest International”), Mt. Logan Re, Ltd. (“Mt. Logan Re”) and Everest Insurance Company of Canada (“Everest Canada”), which are affiliated companies primarily driven by enterprise risk and capital management considerations under which business is ceded at market rates and terms.

The table below represents affiliated quota share reinsurance agreements ("whole account quota share") for all new and renewal business for the indicated coverage period:

(Dollars in thousands)
		Percent	Assuming		Single		Aggregate
Coverage Period	Ceding Company	Ceded	Company	Type of Business	Occurrence Limit		Limit

01/01/2002-12/31/2002	Everest Re	20.0%	Bermuda Re	property / casualty business	$-		$-

01/01/2003-12/31/2003	Everest Re	25.0%	Bermuda Re	property / casualty business	-		-

01/01/2004-12/31/2005	Everest Re	22.5%	Bermuda Re	property / casualty business	-		-
	Everest Re	2.5%	Everest International	property / casualty business	-		-

01/01/2006-12/31/2006	Everest Re	18.0%	Bermuda Re	property business	125,000	(1)	-
	Everest Re	2.0%	Everest International	property business	-		-

01/01/2006-12/31/2007	Everest Re	31.5%	Bermuda Re	casualty business	-		-
	Everest Re	3.5%	Everest International	casualty business	-		-

01/01/2007-12/31/2007	Everest Re	22.5%	Bermuda Re	property business	130,000	(1)	-
	Everest Re	2.5%	Everest International	property business	-		-

01/01/2008-12/31/2008	Everest Re	36.0%	Bermuda Re	property / casualty business	130,000	(1)	275,000	(2)
	Everest Re	4.0%	Everest International	property / casualty business	-		-

01/01/2009-12/31/2009	Everest Re	36.0%	Bermuda Re	property / casualty business	150,000	(1)	325,000	(2)
	Everest Re	8.0%	Everest International	property / casualty business	-		-

01/01/2010-12/31/2010	Everest Re	44.0%	Bermuda Re	property / casualty business	150,000		325,000

01/01/2011-12/31/2011	Everest Re	50.0%	Bermuda Re	property / casualty business	150,000		300,000

01/01/2012-12/31/2014	Everest Re	50.0%	Bermuda Re	property / casualty business	100,000		200,000

01/01/2015	Everest Re	50.0%	Bermuda Re	property / casualty business	162,500		325,000

01/01/2003-12/31/2006	Everest Re- Canadian Branch	50.0%	Bermuda Re	property business	-		-
01/01/2007-12/31/2009	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	-		-
01/01/2010-12/31/2010	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	350,000	(3)	-
01/01/2011-12/31/2011	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	350,000	(3)	-
01/01/2012-12/31/2012	Everest Re- Canadian Branch	75.0%	Bermuda Re	property / casualty business	206,250	(3)	412,500	(3)
01/01/2013-12/31/2013	Everest Re- Canadian Branch	75.0%	Bermuda Re	property / casualty business	150,000	(3)	412,500	(3)
01/01/2014	Everest Re- Canadian Branch	75.0%	Bermuda Re	property / casualty business	262,500	(3)	412,500	(3)

01/01/2012	Everest Canada	80.0%	Everest Re- Canadian Branch	property business	-	-

(1)	The single occurance limit is applied before the loss cessions to either Bermuda Re or Everest International.
(2)	The aggregate limit is applied before the loss cessions to either Bermuda Re or Everest International.
(3)	Amounts shown are Canadian dollars.

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada for the periods indicated:

Bermuda Re	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Ceded written premiums	$2,273,222	$2,097,812	$1,649,473
Ceded earned premiums	2,208,084	1,986,421	1,701,811
Ceded losses and LAE (a)	1,196,118	1,148,841	1,095,331

Everest International	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Ceded written premiums	$286	$691	$1,828
Ceded earned premiums	563	1,105	3,535
Ceded losses and LAE	(2,356)	(3,180)	(2,815)

Everest Canada	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Assumed written premiums	$37,436	$20,419	$17,216
Assumed earned premiums	25,925	17,447	15,455
Assumed losses and LAE	15,401	12,014	9,489

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

The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re and assumed by the Company from Mt. Logan Re.

Mt. Logan Re	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Ceded written premiums	$122,203	$19,066	$-
Ceded earned premiums	122,979	18,001	-
Ceded losses and LAE	28,844	4,171	-

Assumed written premiums	13,889	1,735	-
Assumed earned premiums	13,889	1,735	-
Assumed losses and LAE	-	-	-

13.  COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
	2014			2013			2012
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(59,318)	$20,744	$(38,574)	$(152,280)	$53,298	$(98,982)	$14,682	$(5,139)	$9,544
URA(D) on securities - OTTI	(9,735)	3,407	(6,328)	(399)	140	(259)	(236)	83	(154)
Reclassification of net realized losses (gains) included in net income (loss)	41,624	(14,551)	27,073	(3,792)	1,327	(2,465)	974	(341)	633
Foreign currency translation adjustments	(44,938)	15,728	(29,210)	(29,428)	10,300	(19,128)	10,815	(3,786)	7,030
Benefit plan actuarial net gain (loss)	(60,169)	21,059	(39,110)	27,442	(9,605)	17,837	(18,109)	6,338	(11,771)
Reclassification of amortization of net gain (loss) included in net income (loss)	4,647	(1,627)	3,020	8,889	(3,111)	5,778	7,377	(2,582)	4,795
Total other comprehensive income (loss)	$(127,890)	$44,761	$(83,129)	$(149,568)	$52,349	$(97,219)	$15,504	$(5,427)	$10,077

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Years Ended December 31,		Affected line item within the statements of
AOCI component	2014	2013	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$41,624	$(3,792)	Other net realized capital gains (losses)
	(14,551)	1,327	Income tax expense (benefit)
	$27,073	$(2,465)	Net income (loss)

Benefit plan net gain (loss)	$4,647	$8,889	Other underwriting expenses
	(1,627)	(3,111)	Income tax expense (benefit)
	$3,020	$5,778	Net income (loss)

(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013

Beginning balance of URA (D) on securities	$55,457	$157,163
Current period change in URA (D) of investments - temporary	(11,501)	(101,447)
Current period change in URA (D) of investments - non-credit OTTI	(6,328)	(259)
Ending balance of URA (D) on securities	37,628	55,457

Beginning balance of foreign currency translation adjustments	71,087	90,215
Current period change in foreign currency translation adjustments	(29,210)	(19,128)
Ending balance of foreign currency translation adjustments	41,877	71,087

Beginning balance of benefit plan net gain (loss)	(38,896)	(62,511)
Current period change in benefit plan net gain (loss)	(36,090)	23,615
Ending balance of benefit plan net gain (loss)	(74,986)	(38,896)

Ending balance of accumulated other comprehensive income (loss)	$4,519	$87,648

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

Although not required to make contributions under IRS regulations, the following table summarizes the Company’s contributions to the defined benefit pension plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Company contributions	$16,484	$22,536	$267

The following table summarizes the Company’s pension expense for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Pension expense	$18,543	$19,348	$16,542

The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013
Change in projected benefit obligation:
Benefit obligation at beginning of year	$214,059	$212,159
Service cost	10,015	11,182
Interest cost	10,474	8,511
Actuarial (gain) / loss	55,107	(12,742)
Benefits paid	(19,588)	(5,052)
Projected benefit obligation at end of year	270,065	214,059

Change in plan assets:
Fair value of plan assets at beginning of year	152,446	114,807
Actual return on plan assets	7,747	20,155
Actual contributions during the year	16,484	22,536
Benefits paid	(19,588)	(5,052)
Fair value of plan assets at end of year	157,090	152,446

Funded status at end of year	$(112,976)	$(61,613)

(Some amounts may not reconcile due to rounding.)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2014	2013
Other assets (due beyond one year)	$-	$-
Other liabilities (due within one year)	(5,469)	(17,000)
Other liabilities (due beyond one year)	(107,507)	(44,613)
Net amount recognized in the consolidated balance sheets	$(112,976)	$(61,613)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2014	2013
Prior service cost	$(21)	$(70)
Accumulated income (loss)	(102,671)	(53,318)
Accumulated other comprehensive income (loss)	$(102,692)	$(53,387)

(Some amounts may not reconcile due to rounding.)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2014	2013
Other comprehensive income (loss) at December 31, prior year	$(53,387)	$(85,939)
Net gain (loss) arising during period	(58,647)	24,402
Recognition of amortizations in net periodic benefit cost:
Prior service cost	49	49
Actuarial loss	9,294	8,101
Other comprehensive income (loss) at December 31, current year	$(102,692)	$(53,387)

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Service cost	$10,015	$11,182	$9,370
Interest cost	10,474	8,511	7,971
Expected return on assets	(11,288)	(8,495)	(7,743)
Amortization of actuarial loss from earlier periods	4,341	8,101	6,896
Amortization of unrecognized prior service cost	49	49	49
Settlement	4,953	-	-
Net periodic benefit cost	$18,543	$19,348	$16,542

Other changes recognized in other comprehensive income (loss):
Other comprehensive income (loss) attributable to change from prior year	49,305	(32,552)

Total recognized in net periodic benefit cost and other
comprehensive income (loss)	$67,847	$(13,204)

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $0 thousand, $9,005 thousand and $21 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2014, 2013 and 2012 were 5.00%, 4.00% and 4.60%, respectively.  The rate of compensation increase used to determine the net periodic benefit cost for 2014, 2013 and 2012 was 4.0%. The expected long-term rate of return on plan assets for 2014, 2013 and 2012 was 7.50%, 7.50% and 7.75%, respectively, and was based on expected portfolio returns and allocations.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for years end 2014, 2013 and 2012 were 4.00%, 5.00% and 4.00%, respectively.

The following table summarizes the accumulated benefit obligation for the periods indicated:

	At December 31,
(Dollars in thousands)	2014	2013
Qualified Plan	$200,205	$147,803
Non-qualified Plan	19,167	29,774
Total	$219,371	$177,577

The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2014	2013
Qualified Plan
Projected benefit obligation	$243,525	$179,512
Fair value of plan assets	157,090	152,446
Non-qualified Plan
Projected benefit obligation	$26,540	$34,547
Fair value of plan assets	-	-

The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2014	2013
Qualified Plan
Accumulated benefit obligation	$200,205	N/A
Fair value of plan assets	157,090	N/A
Non-qualified Plan
Accumulated benefit obligation	$19,167	$29,774
Fair value of plan assets	-	-

(N/A, not applicable)

The following table displays the expected benefit payments in the periods indicated:

(Dollars in thousands)
2015	$9,683
2016	6,297
2017	7,619
2018	9,120
2019	11,350
Next 5 years	63,370

Plan assets consist of shares in investment trusts with approximately 76%, 15% and 9% of the underlying assets consisting of equity securities, fixed maturities and cash, respectively.  The Company manages the qualified plan investments for U.S. employees.  The assets in the plan consist of debt and equity mutual funds.  Due to the long term nature of the plan, the target asset allocation has historically been 70% equities and 30% bonds.

The following tables present the fair value measurement levels for the qualified plan assets at fair value for the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$-	$-	$-	$-
Short-term investments, which approximates fair value (a)	14,328	14,328	-	-
Mutual funds, fair value
Fixed income (b)	23,948	23,948	-	-
Equities (c)	96,762	96,762	-	-
Multi-strategy equity fund, fair value (d)	10,629	-	-	10,629
Private equity limited partnerships (e)	11,423	-	-	11,423
Total	$157,090	$135,037	$-	$22,053

(Some amounts may not reconcile due to rounding.)

(a)	This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.
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

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturity investments, for the period indicated:

	Year Ended December 31,
(Dollars in thousands)	2014	2013
Assets:
Balance, beginning of period	$19,921	$14,616
Actual return on plan assets:
Realized gains (losses) relating to assets sold during the period	75	7
Unrealized gains (losses) relating to assets still held at the reporting date	331	2,589
Purchases and capital contributions	3,390	2,951
Investment income earned on assets	-	-
Sales and capital distributions	(1,664)	(242)
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$22,053	$19,921

The amount of total gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses)
relating to assets still held at the reporting date	$256	$2,582

(Some amounts may not reconcile due to rounding.)

The Company does not expect to make any contributions to the qualified plan in 2015.

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

The following table presents the Company’s incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Incurred expenses	$4,676	$3,903	$3,209

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees.  Each non-U.S. office (Brazil, Canada and Singapore) maintains a separate plan for the non-U.S. employees working in that location.  The Company contributes various amounts based on salary, age and/or years of service.  The contributions as a percentage of salary for the branch offices range from 5.7% to 8.4%.  The contributions are generally used to purchase pension benefits from local insurance providers.  The following table presents the Company’s incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Incurred expenses	$479	$462	$412

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

The following medical cost trend rates were used to determine net cost and benefit obligations:  a healthcare inflation rate for pre-Medicare claims of 7.2% in 2014 was assumed to decrease gradually to 4.5% in 2027 and then remain at that level; and a healthcare inflation rate for post-Medicare claims of 6.3% in 2014 was assumed to decrease gradually to 4.5% in 2027 and then remain at that level.

Changes in the assumed healthcare cost trend can have a significant effect on the amounts reported for the healthcare plans.  A one percent change in the rate would have the following effects on:

	Percentage	Percentage
	Point Increase	Point Decrease
(Dollars in thousands)	($ Impact)	($ Impact)
a. Effect on total service and interest cost components	$674	$(518)
b. Effect on accumulated post-retirement benefit obligation	8,442	(6,426)

The following table presents the post-retirement benefit expenses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Post-retirement benefit expenses	$3,196	$3,801	$3,141

The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in thousands)	2014	2013
Change in projected benefit obligation:
Benefit obligation at beginning of year	$27,594	$27,938
Service cost	1,619	1,899
Interest cost	1,320	1,164
Actuarial loss	6,475	(3,040)
Benefits paid	(502)	(366)
Benefit obligation at end of year	36,506	27,594

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	502	366
Benefits paid	(502)	(366)
Fair value of plan assets at end of year	-	-

Funded status at end of year	$(36,506)	$(27,594)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2014	2013
Other liabilities (due within one year)	$(639)	$(463)
Other liabilities (due beyond one year)	(35,867)	(27,130)
Net amount recognized in the consolidated balance sheets	$(36,506)	$(27,594)

(Some amounts may not reconcile due to rounding.)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2014	2013
Accumulated income (loss)	$(12,670)	$(6,452)
Accumulated other comprehensive income (loss)	$(12,670)	$(6,452)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2014	2013
Other comprehensive income (loss) at December 31, prior year	$(6,452)	$(10,231)
Net gain (loss) arising during period	(6,475)	3,040
Recognition of amortizations in net periodic benefit cost:
Actuarial loss (gain)	257	739
Other comprehensive income (loss) at December 31, current year	$(12,670)	$(6,452)

Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Service cost	$1,619	$1,899	$1,677
Interest cost	1,320	1,164	1,033
Net loss recognition	257	739	432
Net periodic cost	$3,196	$3,801	$3,142

Other changes recognized in other comprehensive income (loss):
Other comprehensive gain (loss) attributable to change from prior year	6,218	(3,779)

Total recognized in net periodic benefit cost and
other comprehensive income (loss)	$9,414	$22

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $0 thousand, $843 thousand and $0 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2014, 2013 and 2012 were 5.00%, 4.00% and 4.60%, respectively.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2014, 2013 and 2012 were 4.00%, 5.00% and 4.00%, respectively.

The following table displays the expected benefit payments in the years indicated:

(Dollars in thousands)
2015	$639
2016	738
2017	794
2018	926
2019	1,054
Next 5 years	7,802

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

Dividend Restrictions.
Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement.  In addition, no dividend may be paid in excess of unassigned earned surplus.  At December 31, 2014, Everest Re has $357,297 thousand available for payment of dividends in 2015 without the need for prior regulatory approval.

Statutory Financial Information.
Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the NAIC and the Delaware Insurance Department.  Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual.  The capital and statutory surplus of Everest Re was $2,892,999 thousand and $2,814,337 thousand at December 31, 2014 and 2013, respectively.  The statutory net income of Everest Re was $357,298 thousand, $540,020 thousand and $359,816 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The regulatory targeted capital and the actual statutory capital for Everest Re is as follows:

	Everest Re (1)
	At December 31,
(Dollars in thousands)	2014	2013
Regulatory targeted capital	$1,209,601	$1,094,605
Actual capital	$2,892,999	$2,814,337

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

The Company has entered into separate annuity agreements with The Prudential Insurance of America (“The Prudential”) and an additional unaffiliated life insurance company in which the Company has either purchased annuity contracts or become the assignee of annuity proceeds that are meant to settle claim payment obligations in the future. In both instances, the Company would become contingently liable if either The Prudential or the unaffiliated life insurance company were unable to make payments related to the respective annuity contact.

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At December 31,
(Dollars in thousands)	2014	2013
The Prudential	$142,653	$144,734
Unaffiliated life insurance company	$31,964	$30,664

17.  RELATED-PARTY TRANSACTIONS

Parent

Group entered into a $250,000 thousand long term promissory note agreement with Holdings as of December 31, 2014. The note will mature on December 31, 2023 and has an interest rate of 1.72% that will be paid annually, on December 15th of each year. This transaction is presented as a Note Receivable – Affiliated in the Consolidated Balance Sheets of Holdings.

Group’s Board of Directors approved an amended share repurchase program authorizing Group and/or its subsidiary Holdings to purchase Group’s common shares through open market transactions, privately negotiated transactions or both.  The table below represents the amendments to the share repurchase program for the common shares approved for repurchase.

Common Shares
Authorized for
Amendment Date	Repurchase
(Dollars in thousands)

09/21/2004	5,000,000
07/21/2008	5,000,000
02/24/2010	5,000,000
02/22/2012	5,000,000
05/15/2013	5,000,000
11/19/2014	5,000,000
30,000,000

As of December 31, 2014, Holdings held 9,719,971 common shares of Group, which it had purchased in the open market between February 1, 2007 and March 8, 2011.  The table below represents the total purchase price for these common shares purchased.

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
	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Dividends received	$31,104	$21,287	$18,663

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

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Expenses incurred	$77,322	$84,675	$77,463

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

U.S. Reinsurance	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Gross written premiums	$2,154,529	$1,826,044	$1,310,683
Net written premiums	977,858	909,557	659,692

Premiums earned	$988,315	$842,341	$722,384
Incurred losses and LAE	545,862	424,184	582,436
Commission and brokerage	201,912	159,747	168,606
Other underwriting expenses	45,583	47,177	44,776
Underwriting gain (loss)	$194,958	$211,233	$(73,434)

International	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Gross written premiums	$1,630,381	$1,370,615	$1,209,523
Net written premiums	612,243	610,084	550,732

Premiums earned	$600,964	$591,695	$572,466
Incurred losses and LAE	358,038	315,923	261,473
Commission and brokerage	119,655	114,331	124,552
Other underwriting expenses	34,603	33,910	29,294
Underwriting gain (loss)	$88,668	$127,531	$157,147

Insurance	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Gross written premiums	$1,180,384	$1,240,809	$1,049,184
Net written premiums	516,873	597,736	481,177

Premiums earned	$524,447	$572,325	$479,048
Incurred losses and LAE	450,193	532,049	405,835
Commission and brokerage	17,835	19,844	17,541
Other underwriting expenses	111,846	112,412	96,534
Underwriting gain (loss)	$(55,427)	$(91,980)	$(40,862)

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Underwriting gain (loss)	$228,199	$246,784	$42,851
Net investment income	290,310	296,996	306,145
Net realized capital gains (losses)	206,679	723,149	391,702
Corporate expense	(7,252)	(8,262)	(8,764)
Interest, fee and bond issue cost amortization expense	(37,970)	(45,452)	(50,746)
Other income (expense)	(22,278)	(7,714)	12,136
Income (loss) before taxes	$657,688	$1,205,501	$693,324

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

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Canada	$159,451	$169,148	$148,529

Approximately 17.6%, 19.6% and 20.3% of the Company’s gross written premiums in 2014, 2013 and 2012, respectively, were sourced through the Company’s largest intermediary.

19.  SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events.  The Company does not have any subsequent events to report.

20. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the periods indicated:

	2014
(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$1,084,455	$1,224,820	$1,453,394	$1,202,625
Net written premiums	499,704	492,727	611,916	502,627

Premiums earned	470,445	520,736	569,597	552,948
Net investment income	63,787	68,636	83,446	74,441
Net realized capital gains (losses)	(4,050)	125,114	(160)	85,775
Total claims and underwriting expenses	393,391	453,997	510,371	527,768
Net income (loss)	86,466	158,174	100,141	109,345

	2013
(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$983,746	$1,080,305	$1,239,528	$1,133,889
Net written premiums	476,167	531,610	585,262	524,338

Premiums earned	448,006	490,022	523,521	544,812
Net investment income	76,869	81,736	68,828	69,563
Net realized capital gains (losses)	309,806	15,526	208,426	189,391
Total claims and underwriting expenses	380,285	453,548	427,626	498,118
Net income (loss)	285,651	85,262	243,753	183,597

SCHEDULE I – SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2014

Column A	Column B	Column C	Column D
			Amount
			Shown in
		Market	Balance
(Dollars in thousands)	Cost	Value	Sheet
Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$135,724	$136,836	$136,836
State, municipalities and political subdivisions	783,129	824,472	824,472
Foreign government securities	515,016	537,087	537,087
Foreign corporate securities	1,061,546	1,063,558	1,063,558
Public utilities	60,100	61,271	61,271
All other corporate bonds	2,002,575	1,987,515	1,987,515
Mortgage - backed securities
Commercial	57,027	59,268	59,268
Agency residential	596,140	598,117	598,117
Non-agency residential	271	315	315
Redeemable preferred stock	23,995	24,972	24,972
Total fixed maturities-available for sale	5,235,523	5,293,411	5,293,411
Fixed maturities - available for sale, at fair value(1)	2,143	1,509	1,509
Equity securities - available for sale, at market value	15	16	16
Equity securities - available for sale, at fair value(1)	964,825	1,299,037	1,299,037
Short-term investments	564,364	564,364	564,364
Other invested assets	435,010	435,010	435,010
Other invested assets, at fair value (1)	835,371	1,655,311	1,655,311
Cash	323,975	323,975	323,975

Total investments and cash	$8,361,226	$9,572,633	$9,572,633

(1) Original cost does not reflect adjustments, which have been realized through the statements of operations and comprehensive income.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS

	At December 31,
(Dollars and share amounts in thousands, except par value per share)	2014	2013
ASSETS:
Fixed maturities - available for sale, at market value	$9,040	$10,776
(amortized cost: 2014, $9,008; 2013, $10,778)
Equity securities - available for sale, at fair value	96,890	88,338
Other invested assets	3,047	3,046
Other invested assets, at fair value	1,655,311	1,515,052
Short-term investments	92,390	25,181
Cash	6,206	159
Total investments and cash	1,862,884	1,642,552
Investment in subsidiaries, at equity in the underlying net assets	3,276,082	3,136,782
Note receivable - affiliated	250,000	-
Accrued investment income	92	97
Advances to affiliates	130,018	63,999
Other assets	18,340	17,487
TOTAL ASSETS	$5,537,416	$4,860,917

LIABILITIES:
4.868% Senior notes due 6/1/2044	$400,000	$-
5.4% Senior notes due 10/15/2014	-	249,958
6.6% Long term notes due 5/1/2067	238,364	238,361
Accrued interest on debt and borrowings	3,537	4,781
Income taxes	317,991	126,140
Due to affiliates	932	42,456
Other liabilities	3,875	8,743
Total liabilities	964,699	670,439

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2014 and 2013)	-	-
Additional paid-in capital	362,293	351,051
Accumulated other comprehensive income (loss), net of deferred income
tax expense (benefit) of $2,434 at 2014 and $47,195 at 2013	4,519	87,648
Retained earnings	4,205,905	3,751,779
Total stockholder's equity	4,572,717	4,190,478
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$5,537,416	$4,860,917

See notes to consolidated financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
REVENUES:
Net investment income	$32,774	$23,451	$21,526
Net realized capital gains (losses)	149,932	467,999	254,680
Other income (expense)	(309)	(420)	(371)
Net income (loss) of subsidiaries	364,869	511,976	377,963
Total revenues	547,266	1,003,006	653,798

EXPENSES:
Interest expense	37,970	45,452	50,685
Corporate expense	5,070	6,065	7,108
Total expenses	43,040	51,517	57,793

INCOME (LOSS) BEFORE TAXES	504,226	951,489	596,005
Income tax expense (benefit)	50,100	153,226	75,676

NET INCOME (LOSS)	$454,126	$798,263	$520,329

Other comprehensive income (loss), net of tax :
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(44,902)	(99,241)	9,390
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	27,073	(2,465)	633
Total URA(D) on securities arising during the period	(17,829)	(101,706)	10,023

Foreign currency translation adjustments	(29,210)	(19,128)	7,030

Benefit plan actuarial net gain (loss) for the period	(39,110)	17,837	(11,771)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	3,020	5,778	4,795
Total benefit plan net gain (loss) for the period	(36,090)	23,615	(6,976)
Total other comprehensive income (loss), net of tax	(83,129)	(97,219)	10,077

COMPREHENSIVE INCOME (LOSS)	$370,997	$701,044	$530,406

See notes to consolidated financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$454,126	$798,263	$520,329
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (earnings) deficit of subsidiaries	(364,869)	(511,976)	(377,963)
Dividends received from subsidiaries	155,000	359,000	100,000
Decrease (increase) in advances to affiliates	(66,019)	(26,298)	(37,701)
Decrease (increase) in income taxes	191,840	104,724	50,929
Change in other assets and liabilities, net	(48,486)	46,916	24,215
Amortization of bond premium (accrual of bond discount)	139	280	303
Amortization of underwriting discount on senior notes	46	54	52
Net realized capital losses (gains)	(149,932)	(467,999)	(254,680)
Net cash provided by (used in) operating activities	171,845	302,964	25,484

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiaries	(1,342)	(1,102)	(11,102)
Proceeds from fixed maturities matured/called - available for sale, at market value	1,631	1,993	1,749
Proceeds from fixed maturities sold - available for sale, at market value	300,049	-	-
Proceeds from equity maturities sold - available for sale, at fair value	14,655	24,750	13,659
Proceeds from other invested assets sold	-	9,897	-
Cost of fixed maturities acquired - available for sale, at market value	(300,007)	-	-
Cost of equity securities acquired - available for sale, at fair value	(13,575)	(29,537)	(28,334)
Net change in short-term investments	(67,209)	20,802	(1,494)
Net cost of lending for long term note - affiliated	(250,000)	-	-
Net cash provided by (used in) investing activities	(315,798)	26,803	(25,522)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior notes	400,000	-	-
Net cost of junior subordinated notes redemption	-	(329,897)	-
Net cost of senior notes maturing	(250,000)	-	-
Net cash provided by (used in) financing activities	150,000	(329,897)	-

Net increase (decrease) in cash	6,047	(130)	(38)
Cash, beginning of period	159	289	327
Cash, end of period	$6,206	$159	$289

Non-cash financing transaction:
Non-cash contribution from parent	$11,242	$10,828	$6,807
Non-cash contribution to subsidiaries	(11,242)	(10,828)	(6,807)

See notes to consolidated financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

1)	The accompanying condensed financial information should be read in conjunction with the Consolidated Financial Statements and related Notes of Everest Reinsurance Holdings, Inc. and its Subsidiaries.

2)	The Senior Notes and Long-Term Subordinated Notes presented in Notes 6 and 7 are direct obligations of the Registrant.

3)
Everest Re Group, Ltd., the parent company, entered into a $250,000 thousand long term promissory note agreement with Everest Reinsurance Holdings, Inc. as of December 31, 2014. The note will mature on December 31, 2023 and has an interest rate of 1.72% that will be paid annually, on December 15th of each year. This transaction is presented as a Note Receivable – Affiliated in the Condensed Balance Sheets of Everest Reinsurance Holdings, Inc.

SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
		Reserve				Incurred
Geographic Area		for Losses				Loss and	Amortization
	Deferred	and Loss	Unearned		Net	Loss	of Deferred	Other	Net
	Acquisition	Adjustment	Premium	Premiums	Investment	Adjustment	Acquisition	Operating	Written
(Dollars in thousands)	Costs	Expenses	Reserves	Earned	Income	Expenses	Costs	Expenses	Premium
December 31, 2014
Domestic	$79,674	$6,005,952	$1,078,384	$1,512,762	$250,048	$996,055	$219,747	$157,429	$1,494,731
International	29,588	1,837,904	363,738	600,964	40,262	358,038	119,655	34,603	612,243
Total	$109,262	$7,843,856	$1,442,122	$2,113,726	$290,310	$1,354,093	$339,402	$192,032	$2,106,974

December 31, 2013
Domestic	$85,098	$5,908,051	$1,041,653	$1,414,666	$252,671	$956,233	$179,591	$159,589	$1,507,293
International	26,926	1,745,178	275,494	591,695	44,325	315,923	114,331	33,910	610,084
Total	$112,024	$7,653,229	$1,317,147	$2,006,361	$296,996	$1,272,156	$293,922	$193,499	$2,117,377

December 31, 2012
Domestic	$74,540	$6,263,961	$854,151	$1,201,432	$258,469	$988,271	$186,147	$141,310	$1,140,869
International	22,982	1,879,094	239,671	572,466	47,676	261,473	124,552	29,294	550,732
Total	$97,522	$8,143,055	$1,093,822	$1,773,898	$306,145	$1,249,744	$310,699	$170,604	$1,691,601

SCHEDULE IV – REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed
	Gross	Other	from Other	Net	Assumed
(Dollars in thousands)	Amount	Companies	Companies	Amount	to Net

December 31, 2014
Total property and liability
insurance premiums earned	$1,148,297	$2,720,355	$3,685,784	$2,113,726	174.4%

December 31, 2013
Total property and liability
insurance premiums earned	$1,183,542	$2,202,006	$3,024,825	$2,006,361	150.8%

December 31, 2012
Total property and liability
insurance premiums earned	$1,032,576	$1,946,199	$2,687,521	$1,773,898	151.5%