Form 10-Q
period 2015-03-31
EVEREST REINSURANCE HOLDINGS INC
filed 2015-05-15
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2015	Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3263609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer		Accelerated filer
Non-accelerated filer	X	Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At May 1, 2015
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2015 (unaudited) and
	December 31, 2014	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three months ended March 31, 2015 and 2014 (unaudited)	2

	Consolidated Statements of Changes in Stockholder’s Equity for the three
	months ended March 31, 2015 and 2014 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended
	March 31, 2015 and 2014 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operation	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Mine Safety Disclosures	39

Item 5.	Other Information	39

Item 6.	Exhibits	40

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands, except par value per share)	2015	2014
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$5,226,919	$5,293,411
(amortized cost: 2015, $5,108,085; 2014, $5,235,523)
Fixed maturities - available for sale, at fair value	363	1,509
Equity securities - available for sale, at market value (cost: 2015, $15; 2014, $15)	16	16
Equity securities - available for sale, at fair value	1,350,070	1,299,037
Short-term investments	559,947	564,364
Other invested assets (cost: 2015, $440,616; 2014, $435,010)	440,616	435,010
Other invested assets, at fair value	1,691,275	1,655,311
Cash	267,487	323,975
Total investments and cash	9,536,693	9,572,633
Note receivable - affiliated	250,000	250,000
Accrued investment income	47,856	45,386
Premiums receivable	1,161,029	1,086,203
Reinsurance receivables - unaffiliated	690,641	659,303
Reinsurance receivables - affiliated	3,386,137	3,372,715
Funds held by reinsureds	192,108	182,159
Deferred acquisition costs	94,703	109,262
Prepaid reinsurance premiums	791,245	809,083
Other assets	257,876	235,576
TOTAL ASSETS	$16,408,288	$16,322,320

LIABILITIES:
Reserve for losses and loss adjustment expenses	$7,805,030	$7,843,856
Unearned premium reserve	1,408,321	1,442,122
Funds held under reinsurance treaties	107,444	101,743
Losses in the course of payment	237,919	178,521
Commission reserves	66,461	63,110
Other net payable to reinsurers	972,196	1,028,549
4.868% Senior notes due 6/1/2044	400,000	400,000
6.6% Long term notes due 5/1/2067	238,365	238,364
Accrued interest on debt and borrowings	12,341	3,537
Income taxes	81,928	46,835
Unsettled securities payable	27,206	41,092
Other liabilities	350,540	361,874
Total liabilities	11,707,751	11,749,603

Commitments and Contingencies (Note 6)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2015 and 2014)	-	-
Additional paid-in capital	366,258	362,293
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $6,693 at 2015 and $2,434 at 2014	12,430	4,519
Retained earnings	4,321,849	4,205,905
Total stockholder's equity	4,700,537	4,572,717
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$16,408,288	$16,322,320

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
	(unaudited)
REVENUES:
Premiums earned	$521,062	$470,445
Net investment income	72,581	63,787
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(24,121)	-
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-
Other net realized capital gains (losses)	45,417	(4,050)
Total net realized capital gains (losses)	21,296	(4,050)
Other income (expense)	15,833	(3,055)
Total revenues	630,772	527,127

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	308,880	278,046
Commission, brokerage, taxes and fees	96,531	76,094
Other underwriting expenses	48,543	39,251
Corporate expenses	1,609	1,302
Interest, fee and bond issue cost amortization expense	8,859	7,436
Total claims and expenses	464,422	402,129

INCOME (LOSS) BEFORE TAXES	166,350	124,998
Income tax expense (benefit)	50,406	38,532

NET INCOME (LOSS)	$115,944	$86,466

Other comprehensive income (loss), net of tax :
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	15,950	20,797
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	23,665	1,298
Total URA(D) on securities arising during the period	39,615	22,095

Foreign currency translation adjustments	(33,308)	(7,836)

Benefit plan actuarial net gain (loss) for the period	-	-
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	1,604	771
Total benefit plan net gain (loss) for the period	1,604	771
Total other comprehensive income (loss), net of tax	7,911	15,030

COMPREHENSIVE INCOME (LOSS)	$123,855	$101,496

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY

	Three Months Ended
	March 31,
(Dollars in thousands, except share amounts)	2015	2014
	(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000
Balance, end of period	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$362,293	$351,051
Share-based compensation plans	3,965	3,394
Balance, end of period	366,258	354,445

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	4,519	87,648
Net increase (decrease) during the period	7,911	15,030
Balance, end of period	12,430	102,678

RETAINED EARNINGS:
Balance, beginning of period	4,205,905	3,751,779
Net income (loss)	115,944	86,466
Balance, end of period	4,321,849	3,838,245

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$4,700,537	$4,295,368

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$115,944	$86,466
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(78,969)	12,611
Decrease (increase) in funds held by reinsureds, net	(4,707)	2,877
Decrease (increase) in reinsurance receivables	(68,311)	(279,364)
Decrease (increase) in income taxes	31,408	24,447
Decrease (increase) in prepaid reinsurance premiums	15,016	(47,040)
Increase (decrease) in reserve for losses and loss adjustment expenses	20,927	(58,410)
Increase (decrease) in unearned premiums	(28,224)	76,126
Increase (decrease) in other net payable to reinsurers	(52,400)	130,527
Increase (decrease) in losses in course of payment	60,419	101,869
Change in equity adjustments in limited partnerships	(7,173)	3,143
Distribution of limited partnership income	7,369	5,824
Change in other assets and liabilities, net	35,494	(16,618)
Non-cash compensation expense	1,946	1,729
Amortization of bond premium (accrual of bond discount)	4,955	6,004
Amortization of underwriting discount on senior notes	1	14
Net realized capital (gains) losses	(21,296)	4,050
Net cash provided by (used in) operating activities	32,399	54,255

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	188,815	207,534
Proceeds from fixed maturities matured/called - available for sale, at fair value	-	875
Proceeds from fixed maturities sold - available for sale, at market value	112,846	149,578
Proceeds from fixed maturities sold - available for sale, at fair value	1,236	20,763
Proceeds from equity securities sold - available for sale, at fair value	133,960	176,116
Distributions from other invested assets	10,797	9,828
Cost of fixed maturities acquired - available for sale, at market value	(293,848)	(689,205)
Cost of fixed maturities acquired - available for sale, at fair value	-	(1,309)
Cost of equity securities acquired - available for sale, at fair value	(164,112)	(77,427)
Cost of other invested assets acquired	(16,600)	(4,961)
Net change in short-term investments	(860)	113,571
Net change in unsettled securities transactions	(31,296)	(8,812)
Net cash provided by (used in) investing activities	(59,062)	(103,449)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	2,020	1,665
Net cash provided by (used in) financing activities	2,020	1,665

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(31,845)	3,987

Net increase (decrease) in cash	(56,488)	(43,542)
Cash, beginning of period	323,975	316,807
Cash, end of period	$267,487	$273,265

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$18,077	$12,474
Interest paid	-	42

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2015 and 2014

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

2.       BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three months ended March 31, 2015 and 2014 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2014 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2014, 2013 and 2012 included in the Company’s most recent Form 10-K filing.

All intercompany accounts and transactions have been eliminated.

Application of Recently Issued Accounting Standard Changes

No accounting standards or guidance have been issued recently that would have a material impact on the Company’s financial statements or financial reporting process.

3.       INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (“AOCI”) are as follows for the periods indicated:

	At March 31, 2015
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$174,065	$3,541	$(83)	$177,523	$-
Obligations of U.S. states and political subdivisions	750,672	39,084	(914)	788,842	-
Corporate securities	1,941,982	53,670	(24,416)	1,971,236	-
Asset-backed securities	115,357	826	(96)	116,087	-
Mortgage-backed securities
Commercial	55,527	2,752	-	58,279	-
Agency residential	568,152	8,658	(1,449)	575,361	-
Non-agency residential	240	37	-	277	-
Foreign government securities	459,079	30,882	(7,684)	482,277	-
Foreign corporate securities	1,043,011	41,601	(27,575)	1,057,037	-
Total fixed maturity securities	$5,108,085	$181,051	$(62,217)	$5,226,919	$-
Equity securities	$15	$1	$-	$16	$-

	At December 31, 2014
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$135,724	$1,416	$(304)	$136,836	$-
Obligations of U.S. states and political subdivisions	783,129	41,969	(626)	824,472	-
Corporate securities	1,992,200	39,954	(53,219)	1,978,935	(9,735)
Asset-backed securities	94,470	727	(374)	94,823	-
Mortgage-backed securities
Commercial	57,027	2,292	(51)	59,268	-
Agency residential	596,140	6,697	(4,720)	598,117	-
Non-agency residential	271	44	-	315	-
Foreign government securities	515,016	27,415	(5,344)	537,087	-
Foreign corporate securities	1,061,546	27,832	(25,820)	1,063,558	-
Total fixed maturity securities	$5,235,523	$148,346	$(90,458)	$5,293,411	$(9,735)
Equity securities	$15	$1	$-	$16	$-

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

	At March 31, 2015		At December 31, 2014
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$353,025	$352,544	$385,721	$384,022
Due after one year through five years	2,447,447	2,468,119	2,387,533	2,369,917
Due after five years through ten years	921,195	943,216	1,025,221	1,029,077
Due after ten years	647,142	713,036	689,140	757,872
Asset-backed securities	115,357	116,087	94,470	94,823
Mortgage-backed securities
Commercial	55,527	58,279	57,027	59,268
Agency residential	568,152	575,361	596,140	598,117
Non-agency residential	240	277	271	315
Total fixed maturity securities	$5,108,085	$5,226,919	$5,235,523	$5,293,411

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$51,211	$33,993
Fixed maturity securities, other-than-temporary impairment	9,735	-
Change in unrealized appreciation (depreciation), pre-tax	60,946	33,993
Deferred tax benefit (expense)	(17,924)	(11,898)
Deferred tax benefit (expense), other-than-temporary impairment	(3,407)	-
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$39,615	$22,095

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at March 31, 2015 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$200	$(1)	$2,043	$(82)	$2,243	$(83)
Obligations of U.S. states and political subdivisions	26,973	(579)	18,171	(335)	45,144	(914)
Corporate securities	362,527	(22,140)	153,423	(2,276)	515,950	(24,416)
Asset-backed securities	43,245	(96)	-	-	43,245	(96)
Mortgage-backed securities
Commercial	-	-	-	-	-	-
Agency residential	10,595	(33)	192,684	(1,416)	203,279	(1,449)
Non-agency residential	-	-	-	-	-	-
Foreign government securities	60,663	(3,273)	46,741	(4,411)	107,404	(7,684)
Foreign corporate securities	133,917	(25,626)	47,221	(1,949)	181,138	(27,575)
Total fixed maturity securities	$638,120	$(51,748)	$460,283	$(10,469)	$1,098,403	$(62,217)
Equity securities	-	-	-	-	-	-
Total	$638,120	$(51,748)	$460,283	$(10,469)	$1,098,403	$(62,217)

	Duration of Unrealized Loss at March 31, 2015 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$19,187	$(1,716)	$24,224	$(2,820)	$43,411	$(4,536)
Due in one year through five years	307,725	(40,128)	165,952	(4,376)	473,677	(44,504)
Due in five years through ten years	222,882	(9,192)	56,606	(1,070)	279,488	(10,262)
Due after ten years	34,486	(583)	20,817	(787)	55,303	(1,370)
Asset-backed securities	43,245	(96)	-	-	43,245	(96)
Mortgage-backed securities	10,595	(33)	192,684	(1,416)	203,279	(1,449)
Total fixed maturity securities	$638,120	$(51,748)	$460,283	$(10,469)	$1,098,403	$(62,217)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at March 31, 2015 were $1,098,403 thousand and $62,217 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at March 31, 2015, did not exceed 0.5% of the overall market value of the Company’s fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $51,748 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were primarily comprised of foreign and domestic corporate securities and foreign government securities.  The majority of these unrealized losses are attributable to unrealized losses in the energy sector, $36,644 thousand, as falling oil prices disrupted the market values for this sector, particularly for oil exploration, production and servicing companies and unrealized foreign exchange losses, $13,713 thousand, as the U.S. dollar has strengthened against other currencies. The $10,469 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to foreign government securities, domestic and foreign corporate securities and agency residential mortgage-backed securities.  Of these unrealized losses, $9,180 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The Company did not have any sub-prime or alt-A loans with gross unrealized depreciation at March 31, 2015.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

Other invested assets, at fair value, are comprised of common shares of the Company’s ultimate parent, Group.  At March 31, 2015, the Company held 9,719,971 shares of Group representing 18.0% of the total outstanding shares.

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Fixed maturities	$47,972	$51,079
Equity securities	8,742	8,937
Short-term investments and cash	164	186
Other invested assets
Limited partnerships	7,379	(3,087)
Dividends from Parent's shares	9,234	7,290
Other	625	2,021
Gross investment income before adjustments	74,116	66,426
Funds held interest income (expense)	2,521	2,109
Interest income from Parent	1,075	-
Gross investment income	77,712	68,535
Investment expenses	(5,131)	(4,748)
Net investment income	$72,581	$63,787

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

The Company had contractual commitments to invest up to an additional $237,637 thousand in limited partnerships at March 31, 2015.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2020.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Fixed maturity securities, market value:
Other-than-temporary impairments	$(24,121)	$-
Gains (losses) from sales	(11,518)	(1,997)
Fixed maturity securities, fair value:
Gains (losses) from sales	28	940
Gains (losses) from fair value adjustments	62	-
Equity securities, fair value:
Gains (losses) from sales	(65)	(1,336)
Gains (losses) from fair value adjustments	20,946	25,753
Other invested assets, fair value:
Gains (losses) from fair value adjustments	35,964	(27,410)
Short-term investment gains (losses)	-	-
Total net realized capital gains (losses)	$21,296	$(4,050)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Proceeds from sales of fixed maturity securities	$114,082	$170,341
Gross gains from sales	2,542	2,475
Gross losses from sales	(14,032)	(3,532)

Proceeds from sales of equity securities	$133,960	$176,116
Gross gains from sales	5,142	6,588
Gross losses from sales	(5,207)	(7,924)

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.   No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Due to the unavailability of prices for one private placement security, the Company valued the security at $6,125 thousand at March 31, 2015 and made no such adjustments at December 31, 2014.

The Company internally manages a small public equity portfolio which had a fair value at March 31, 2015 and December 31, 2014 of $103,866 thousand and $96,890 thousand, respectively, and all prices were obtained from publically published sources.

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

As of March 31, 2015 and December 31, 2014, all Level 3 fixed maturity securities, except the one security priced by the Company, were priced using single non-binding broker quotes since prices for these securities were not provided by normal pricing service companies.  The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes.  The prices received from brokers are reviewed for reasonableness by the third party asset managers and the Company.

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

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$177,523	$-	$177,523	$-
Obligations of U.S. States and political subdivisions	788,842	-	788,842	-
Corporate securities	1,971,236	-	1,968,583	2,653
Asset-backed securities	116,087	-	116,087	-
Mortgage-backed securities
Commercial	58,279	-	58,279	-
Agency residential	575,361	-	575,361	-
Non-agency residential	277	-	277	-
Foreign government securities	482,277	-	482,277	-
Foreign corporate securities	1,057,037	-	1,050,912	6,125
Total fixed maturities, market value	5,226,919	-	5,218,141	8,778

Fixed maturities, fair value	363	-	363	-
Equity securities, market value	16	16	-	-
Equity securities, fair value	1,350,070	1,236,565	113,505	-
Other invested assets, fair value	1,691,275	1,691,275	-	-

There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2015.

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

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended March 31, 2015				Three Months Ended March 31, 2014
	Corporate		Foreign		Asset-backed	Foreign	Non-agency
(Dollars in thousands)	Securities	CMBS	Corporate	Total	Securities	Corporate	RMBS	Total
Beginning balance	$-	$8,597	$7,166	$15,763	$3,533	$481	$4	$4,018
Total gains or (losses) (realized/unrealized)
Included in earnings	2	-	57	59	18	1	1	20
Included in other comprehensive income (loss)	1	-	(1,098)	(1,097)	65	-	-	65
Purchases, issuances and settlements	1,940	-	-	1,940	(572)	(9)	(1)	(582)
Transfers in and/or (out) of Level 3	710	(8,597)	-	(7,887)	-	-	-	-
Ending balance	$2,653	$-	$6,125	$8,778	$3,044	$473	$4	$3,521

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held at the
reporting date	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers from level 3, fair value measurements using significant unobservable inputs, of $7,887 thousand of investments for the three months ended March 31, 2015, primarily relate to securities that were priced using single non-binding broker quotes and were subsequently priced using a recognized pricing service and were then classified as level 2.  There were no transfers from level 3, fair value measurements using significant unobservable inputs, for the three months ended March 31, 2014.

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At March 31,	At December 31,
(Dollars in thousands)	2015	2014
The Prudential	$142,618	$142,653
Unaffiliated life insurance company	31,158	31,964

7.       OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$15,572	$(5,950)	$9,622	$31,996	$(11,199)	$20,797
URA(D) on securities - OTTI	9,735	(3,407)	6,328	-	-	-
Reclassification of net realized losses (gains) included in net income (loss)	35,639	(11,974)	23,665	1,997	(699)	1,298
Foreign currency translation adjustments	(51,243)	17,935	(33,308)	(12,055)	4,219	(7,836)
Reclassification of amortization of net gain (loss) included in net income (loss)	2,467	(863)	1,604	1,186	(415)	771
Total other comprehensive income (loss)	$12,170	$(4,259)	$7,911	$23,124	$(8,094)	$15,030

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended
	March 31,		Affected line item within the statements of
AOCI component	2015	2014	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$35,639	$1,997	Other net realized capital gains (losses)
	(11,974)	(699)	Income tax expense (benefit)
	$23,665	$1,298	Net income (loss)

Benefit plan net gain (loss)	$2,467	$1,186	Other underwriting expenses
	(863)	(415)	Income tax expense (benefit)
	$1,604	$771	Net income (loss)

(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended	Twelve Months Ended
	March 31,	December 31,
(Dollars in thousands)	2015	2014

Beginning balance of URA (D) on securities	$37,628	$55,457
Current period change in URA (D) of investments - temporary	33,287	(11,501)
Current period change in URA (D) of investments - non-credit OTTI	6,328	(6,328)
Ending balance of URA (D) on securities	77,243	37,628

Beginning balance of foreign currency translation adjustments	41,877	71,087
Current period change in foreign currency translation adjustments	(33,308)	(29,210)
Ending balance of foreign currency translation adjustments	8,569	41,877

Beginning balance of benefit plan net gain (loss)	(74,986)	(38,896)
Current period change in benefit plan net gain (loss)	1,604	(36,090)
Ending balance of benefit plan net gain (loss)	(73,382)	(74,986)

Ending balance of accumulated other comprehensive income (loss)	$12,430	$4,519

8.       CREDIT FACILITY - EXPIRED

Effective August 15, 2011, the Company entered into a three year, $150,000 thousand unsecured revolving credit facility, referred to as the “Holdings Credit Facility”, which expired on August 15, 2014.  The Company decided not to renew the Holdings Credit Facility at expiration.

9.       REINSURANCE AND TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to a non-affiliated ceding company.  At March 31, 2015, the total amount on deposit in the trust account was $258,324 thousand.

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

				March 31, 2015		December 31, 2014
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior notes	06/05/2014	06/01/2044	$400,000	$400,000	$418,876	$400,000	$404,892
5.40% Senior notes	10/12/2004	10/15/2014	250,000	-	-	-	-

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044. Interest will be paid semi-annually on June 1 and December 1 of each year.  The proceeds from the issuance have been used in part to pay off the $250,000 thousand of 5.40% senior notes which matured on October 15, 2014.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Interest expense incurred	$4,868	$3,388

11.       LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		March 31, 2015		December 31, 2014
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,365	$239,227	$238,364	$246,312

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Interest expense incurred	$3,937	$3,937

12.       SEGMENT REPORTING

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

The following tables present the underwriting results for the operating segments for the period indicated:

	Three Months Ended
U.S. Reinsurance	March 31,
(Dollars in thousands)	2015	2014
Gross written premiums	$562,647	$530,301
Net written premiums	240,694	251,521

Premiums earned	$255,412	$218,191
Incurred losses and LAE	111,455	115,984
Commission and brokerage	58,364	40,136
Other underwriting expenses	11,529	9,482
Underwriting gain (loss)	$74,064	$52,589

	Three Months Ended
International	March 31,
(Dollars in thousands)	2015	2014
Gross written premiums	$333,615	$328,878
Net written premiums	121,681	141,457

Premiums earned	$140,699	$145,004
Incurred losses and LAE	101,445	83,575
Commission and brokerage	33,999	29,169
Other underwriting expenses	8,115	7,837
Underwriting gain (loss)	$(2,860)	$24,423

	Three Months Ended
Insurance	March 31,
(Dollars in thousands)	2015	2014
Gross written premiums	$330,501	$225,276
Net written premiums	146,052	106,726

Premiums earned	$124,951	$107,250
Incurred losses and LAE	95,980	78,487
Commission and brokerage	4,168	6,789
Other underwriting expenses	28,899	21,932
Underwriting gain (loss)	$(4,096)	$42

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Underwriting gain (loss)	$67,108	$77,054
Net investment income	72,581	63,787
Net realized capital gains (losses)	21,296	(4,050)
Corporate expense	(1,609)	(1,302)
Interest, fee and bond issue cost amortization expense	(8,859)	(7,436)
Other income (expense)	15,833	(3,055)
Income (loss) before taxes	$166,350	$124,998

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Canada	$23,512	$37,659

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
30,000,000

As of March 31, 2015, Holdings held 9,719,971 common shares of Group, which it had purchased in the open market between February 1, 2007 and March 8, 2011.  The table below represents the total purchase price for these common shares purchased.

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Dividends received	$9,234	$7,290

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

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Expenses incurred	$18,363	$15,843

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada for the periods indicated:

	Three Months Ended
Bermuda Re	March 31,
(Dollars in thousands)	2015	2014
Ceded written premiums	$539,033	$518,017
Ceded earned premiums	554,051	479,813
Ceded losses and LAE (a)	295,131	238,501

	Three Months Ended
Everest International	March 31,
(Dollars in thousands)	2015	2014
Ceded written premiums	$(2)	$(115)
Ceded earned premiums	41	(74)
Ceded losses and LAE	(822)	1,884

	Three Months Ended
Everest Canada	March 31,
(Dollars in thousands)	2015	2014
Assumed written premiums	$6,664	$4,010
Assumed earned premiums	8,699	4,688
Assumed losses and LAE	4,729	3,292

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

The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re and assumed by the Company from Mt. Logan Re.

	Three Months Ended
Mt. Logan Re	March 31,
(Dollars in thousands)	2015	2014
Ceded written premiums	$61,670	$28,366
Ceded earned premiums	38,683	17,837
Ceded losses and LAE	8,314	5,143

Assumed written premiums	3,984	9,919
Assumed earned premiums	3,984	2,106
Assumed losses and LAE	-	-

14.       RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Service cost	$2,940	$2,460
Interest cost	2,457	2,542
Expected return on plan assets	(2,903)	(2,823)
Amortization of prior service cost	5	13
Amortization of net (income) loss	2,251	1,091
Net periodic benefit cost	$4,750	$3,283

Other Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Service cost	$401	$407
Interest cost	263	342
Amortization of net (income) loss	211	82
Net periodic benefit cost	$875	$831

The Company did not make any contributions to the qualified pension benefit plan for the three months ended March 31, 2015 and 2014.

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

16.       SUBSEQUENT EVENTS

On April 23, 2015, the Company entered into an agreement to sell all of the outstanding shares of capital stock of Mt. McKinley Insurance Company (“Mt. McKinley”), a Delaware domiciled insurance company and wholly-owned subsidiary of the Company to Clearwater Insurance Company, a Delaware domiciled insurance company.  The purchase price shall be paid in cash and based on the statutory book value of Mt. McKinley as of the closing date, which is expected to be approximately $20,000 thousand. The Company expects to recognize a realized gain of approximately $61,000 thousand on the sale of Mt. McKinley.

The transaction is subject to receipt of insurance regulatory approvals and satisfaction of other customary closing conditions.

The transaction meets the criteria for Held for Sale accounting.  In accordance with the guidance, the table below details the approximate assets and liabilities associated with the business classified as Held for Sale.

(Dollars in thousands)
Investments and cash	$17,000
Reinsurance recoverables	146,000
Deferred tax asset	35,000
Other assets	1,000
Total assets held for sale	$199,000

Reserve for losses and loss adjustment expenses	$142,000
Deferred gain on retroactive reinsurance	97,000
Other liabilities	1,000
Total liabilities held for sale	$240,000

Net liabilities held for sale	$(41,000)

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  During the second and third quarters of 2013, Canada experienced historic flooding in Alberta and Toronto, which resulted in higher catastrophe rates in these areas during 2014.  Although there were flooding and wind storm events in Europe and Asia in the latter part of 2013, the overall 2013 catastrophe losses for the industry were lower than average.  This lower level of losses, combined with increased competition resulted in downward pressure on rates in certain geographical areas during 2014.  Catastrophe results during 2014 and the first quarter of 2015 were also generally benign, which could have a negative impact on worldwide regional catastrophe markets for the balance of 2015.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended		Percentage
	March 31,		Increase/
(Dollars in millions)	2015	2014	(Decrease)
Gross written premiums	$1,226.8	$1,084.5	13.1%
Net written premiums	508.4	499.7	1.7%

REVENUES:
Premiums earned	$521.1	$470.4	10.8%
Net investment income	72.6	63.8	13.8%
Net realized capital gains (losses)	21.3	(4.1)	NM
Other income (expense)	15.8	(3.1)	NM
Total revenues	630.8	527.1	19.7%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	308.9	278.0	11.1%
Commission, brokerage, taxes and fees	96.5	76.1	26.9%
Other underwriting expenses	48.5	39.3	23.7%
Corporate expense	1.6	1.3	23.6%
Interest, fee and bond issue cost amortization expense	8.9	7.4	19.1%
Total claims and expenses	464.4	402.1	15.5%

INCOME (LOSS) BEFORE TAXES	166.4	125.0	33.1%
Income tax expense (benefit)	50.4	38.5	30.8%
NET INCOME (LOSS)	115.9	86.5	34.1%

RATIOS:			Point Change
Loss ratio	59.3%	59.1%	0.2
Commission and brokerage ratio	18.5%	16.2%	2.3
Other underwriting expense ratio	9.3%	8.3%	1.0
Combined ratio	87.1%	83.6%	3.5

	At	At	Percentage
	March 31,	December 31,	Increase/
(Dollars in millions)	2015	2014	(Decrease)
Balance sheet data:
Total investments and cash	$9,536.7	$9,572.6	-0.4%
Total assets	16,408.3	16,322.3	0.5%
Loss and loss adjustment expense reserves	7,805.0	7,843.9	-0.5%
Total debt	638.4	638.4	0.0%
Total liabilities	11,707.8	11,749.6	-0.4%
Stockholder's equity	4,700.5	4,572.7	2.8%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Revenues.
Premiums.  Gross written premiums increased by 13.1% to $1,226.8 million for the three months ended March 31, 2015, compared to $1,084.5 million for the three months ended March 31, 2014, reflecting a $105.2 million, or 46.7%, increase in our insurance business and a $37.1 million, or 4.3%, increase in our reinsurance business.  The rise in insurance premiums was primarily due to increases in crop and workers’ compensation business as well as eight other business units.  The rise in reinsurance premiums was primarily due to an increase in treaty property and catastrophe business, partially offset by approximately $14.7 million negative impact from the year over year movement in exchange rates.  Net written premiums increased by 1.7% to $508.4 million for the three months ended March 31, 2015, compared to $499.7 million for the three months ended March 31, 2014.  The variance between the increase in gross written premiums compared to the increase in net written premiums is primarily due to a higher utilization of reinsurance for the crop business and for the quota share contracts, which increased due to the changes in the mix of business.  Premiums earned increased by 10.8% to $521.1 million for the three months ended March 31, 2015, compared to $470.4 million for the three months ended March 31, 2014.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income increased by 13.8% to $72.6 million for the three months ended March 31, 2015, compared with net investment income of $63.8 million for the three months ended March 31, 2014.  Net pre-tax investment income, as a percentage of average invested assets, was 3.5% for the three months ended March 31, 2015, compared to 3.0% for the three months ended March 31, 2014. The increase in income and yield for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily the result of an increase in our limited partnership income and an increase in dividends from shares held of the parent.

Net Realized Capital Gains (Losses). Net realized capital gains were $21.3 million for the three months ended March 31, 2015, and net realized capital losses were $4.1 million for the three months ended March 31, 2014.  The $21.3 million was comprised of $57.0 million of gains from fair value re-measurements on fixed maturity securities, equity securities and other invested assets, partially offset by $24.1 million of other-than-temporary impairments and $11.6 million of losses from sales on our fixed maturity and equity securities.  The net realized capital losses of $4.1 million for the three months ended March 31, 2014 were the result of $2.4 million of net realized capital losses from sales on our fixed maturity and equity securities and $1.7 million of losses from fair value re-measurements.

Other Income (Expense).  We recorded other income of $15.8 million for the three months ended March 31, 2015 and other expense of $3.1 million for the three months ended March 31, 2014.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional (a)	$312.8	60.1%		$(1.7)	-0.4%		$311.1	59.7%
Catastrophes	-	0.0%		(2.2)	-0.4%		(2.2)	-0.4%
Total	$312.8	60.1%		$(3.9)	-0.8%		$308.9	59.3%

2014
Attritional (a)	$281.3	59.8%		$(0.6)	-0.1%		$280.7	59.7%
Catastrophes	-	0.0%		(2.7)	-0.6%		(2.7)	-0.6%
Total	$281.3	59.8%		$(3.3)	-0.7%		$278.0	59.1%

Variance 2015/2014
Attritional (a)	$31.5	0.3	pts	$(1.1)	(0.3)	pts	$30.4	-	pts
Catastrophes	-	-	pts	0.5	0.2	pts	0.5	0.2	pts
Total	$31.5	0.3	pts	$(0.6)	(0.1)	pts	$30.9	0.2	pts

(a) Attritional losses exclude catastrophe losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 11.1% to $308.9 million for the three months ended March 31, 2015 compared to $278.0 million for the three months ended March 31, 2014, primarily due to increases in current year attritional losses of $31.5 million resulting primarily from the impact of the increase in premiums earned.  There were no current year catastrophe losses for the three months ended March 31, 2015 and 2014.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by 26.9% to $96.5 million for the three months ended March 31, 2015 compared to $76.1 million for the three months ended March 31, 2014.  These changes were primarily due to the impact of the increase in premiums earned, higher contingent commissions and changes in the mix of business.

Other Underwriting Expenses.  Other underwriting expenses were $48.5 million and $39.3 million for the three months ended March 31, 2015 and 2014, respectively.  The increase in other underwriting expenses was mainly due to the impact of the increase in premiums earned.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were comparable at $1.6 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $8.9 million and $7.4 million for the three months ended March 31, 2015 and 2014, respectively.  The increase was primarily due to the issuance of $400.0 million of senior notes in June, 2014, partially offset by the maturity of $250.0 million of senior notes on October 15, 2014.

Income Tax Expense (Benefit).  Income tax expense was $50.4 million and $38.5 million for the three months ended March 31, 2015 and 2014, respectively.  Income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions, as affected by tax-exempt investment income.  Variations in the income tax expense generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.  The increase in income tax expense for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to higher net realized capital gains.

Net Income (Loss).
Our net income was $115.9 million and $86.5 million for the three months ended March 31, 2015 and 2014, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio increased by 3.5 points to 87.1% for the three months ended March 31, 2015, compared to 83.6% for the three months ended March 31, 2014.  The loss ratio component increased slightly by 0.2 points for the three months ended March 31, 2015, over the same period last year.  The commission and brokerage ratio components increased 2.3 points for the three months ended March 31, 2015, over the same period last year, primarily due to higher contingent commissions and changes in the mix of business.  The other underwriting expense ratio components increased 1.0 point for the three months ended March 31, 2015, over the same period last year.

Stockholder's Equity.
Stockholders’ equity increased by $127.8 million to $4,700.5 million at March 31, 2015 from $4,572.7 million at December 31, 2014, principally as a result of $115.9 million of net income, $39.6 million of net unrealized appreciation on investments, net of tax, $4.0 million of share-based compensation transactions and $1.6 million of net benefit plan obligation adjustments, partially offset by $33.3 million of net foreign currency translation adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income increased 13.8% to $72.6 million for the three months ended March 31, 2015 compared to $63.8 million for the three months ended March 31, 2014, primarily due to an increase in income from our limited partnership investments and an increase in dividends from parent’s shares.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in millions)	2015	2014
Fixed maturities	$48.0	$51.1
Equity securities	8.7	8.9
Short-term investments and cash	0.2	0.2
Other invested assets
Limited partnerships	7.4	(3.1)
Dividends from Parent's shares	9.2	7.3
Other	0.6	2.0
Gross investment income before adjustments	74.1	66.4
Funds held interest income (expense)	2.5	2.1
Interest income from Parent	1.1	-
Gross investment income	77.7	68.5
Investment expenses	(5.1)	(4.7)
Net investment income	$72.6	$63.8

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	March 31.	December 31,
	2015	2014
Imbedded pre-tax yield of cash and invested assets at December 31	3.1%	3.1%
Imbedded after-tax yield of cash and invested assets at December 31	2.2%	2.2%

	Three Months Ended
	March 31.
	2015	2014
Annualized pre-tax yield on average cash and invested assets	3.5%	3.0%
Annualized after-tax yield on average cash and invested assets	2.5%	2.2%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2015	2014	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$2.5	$1.3	$1.2
Losses	(14.0)	(3.3)	(10.7)
Total	(11.5)	(2.0)	(9.5)

Fixed maturity securities, fair value
Gains	-	1.2	(1.2)
Losses	-	(0.3)	0.3
Total	-	0.9	(0.9)

Equity securities, fair value
Gains	5.1	6.6	(1.5)
Losses	(5.2)	(7.9)	2.7
Total	(0.1)	(1.3)	1.2

Total net realized gains (losses) from sales
Gains	7.7	9.1	(1.4)
Losses	(19.2)	(11.5)	(7.7)
Total	(11.6)	(2.4)	(9.2)

Other than temporary impairments:	(24.1)	-	(24.1)

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	0.1	-	0.1
Equity securities, fair value	20.9	25.8	(4.9)
Other invested assets, fair value	36.0	(27.4)	63.4
Total	57.0	(1.7)	58.7

Total net realized gains (losses)	$21.3	$(4.1)	$25.4

(Some amounts may not reconcile due to rounding)

Net realized capital gains were $21.3 million for the three months ended March 31, 2015, and net realized capital losses were $4.1 million for the three months ended March 31, 2014.  For the three months ended March 31, 2015, we recorded $57.0 million of net realized capital gains due to fair value re-measurements on fixed maturity securities, equity securities and other invested assets, partially offset by $24.1 million of other-than-temporary impairments and $11.6 million of net realized capital losses from sales of fixed maturity and equity securities. The fixed maturity and equity sales for the three months ended March 31, 2015 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.  For the three months ended March 31, 2014, we recorded $2.4 million of net realized capital losses from sales on our fixed maturity and equity securities and $1.7 million of losses from fair value re-measurements.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2015	2014	Variance	% Change
Gross written premiums	$562.6	$530.3	$32.3	6.1%
Net written premiums	240.7	251.5	(10.8)	-4.3%

Premiums earned	$255.4	$218.2	$37.2	17.1%
Incurred losses and LAE	111.5	116.0	(4.5)	-3.9%
Commission and brokerage	58.4	40.1	18.2	45.4%
Other underwriting expenses	11.5	9.5	2.0	21.6%
Underwriting gain (loss)	$74.1	$52.6	$21.5	40.8%

				Point Chg
Loss ratio	43.6%	53.2%		(9.6)
Commission and brokerage ratio	22.9%	18.4%		4.5
Other underwriting expense ratio	4.5%	4.3%		0.2
Combined ratio	71.0%	75.9%		(4.9)

(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums increased by 6.1% to $562.6 million for the three months ended March 31, 2015 from $530.3 million for the three months ended March 31, 2014, primarily due to an increase in treaty property and catastrophe business, partially offset by a decline in treaty casualty business.  Net written premiums decreased by 4.3% to $240.7 million for the three months ended March 31, 2015 compared to $251.5 million for the three months ended March 31, 2014.  The variance between the increase in gross written premiums compared to the decrease in net written premiums is primarily due to a higher utilization of reinsurance related to quota share contracts. Premiums earned increased 17.1% to $255.4 million for the three months ended March 31, 2015 compared to $218.2 million for the three months ended March 31, 2014.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$117.5	46.0%		$(3.6)	-1.5%		$113.9	44.5%
Catastrophes	-	0.0%		(2.4)	-0.9%		(2.4)	-0.9%
Total segment	$117.5	46.0%		$(6.0)	-2.5%		$111.5	43.6%

2014
Attritional	$120.6	55.3%		$(3.2)	-1.5%		$117.4	53.8%
Catastrophes	-	0.0%		(1.4)	-0.6%		(1.4)	-0.6%
Total segment	$120.6	55.3%		$(4.6)	-2.1%		$116.0	53.2%

Variance 2015/2014
Attritional	$(3.1)	(9.3)	pts	$(0.4)	-	pts	$(3.5)	(9.3)	pts
Catastrophes	-	-	pts	(1.0)	(0.3)	pts	(1.0)	(0.3)	pts
Total segment	$(3.1)	(9.3)	pts	$(1.4)	(0.4)	pts	$(4.5)	(9.6)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses decreased by 3.9% to $111.5 million for the three months ended March 31, 2015 compared to $116.0 million for the three months ended March 31, 2014, primarily due to a decrease in losses on treaty casualty business and the impact of changes in affiliated quota share agreements, partially offset by the impact of the increase in earned premiums.  There were no current year catastrophe losses for the three months ended March 31, 2015 and 2014.

Segment Expenses.  Commission and brokerage increased by 45.4% to $58.4 million for the three months ended March 31, 2015 compared to $40.1 million for the three months ended March 31, 2014.  This variance was due to the impact of the increase in premiums earned, higher contingent commissions and changes in the mix of business.  Segment other underwriting expenses increased to $11.5 million for the three months ended March 31, 2015 from $9.5 million for the three months ended March 31, 2014 due primarily to the impact of the increase in premiums earned.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2015	2014	Variance	% Change
Gross written premiums	$333.6	$328.9	$4.7	1.4%
Net written premiums	121.7	141.5	(19.8)	-14.0%

Premiums earned	$140.7	$145.0	$(4.3)	-3.0%
Incurred losses and LAE	101.4	83.6	17.9	21.4%
Commission and brokerage	34.0	29.2	4.8	16.6%
Other underwriting expenses	8.1	7.8	0.3	3.5%
Underwriting gain (loss)	$(2.9)	$24.4	$(27.3)	-111.7%

				Point Chg
Loss ratio	72.1%	57.6%		14.5
Commission and brokerage ratio	24.2%	20.1%		4.1
Other underwriting expense ratio	5.7%	5.5%		0.2
Combined ratio	102.0%	83.2%		18.8

(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums increased by 1.4% to $333.6 million for the three months ended March 31, 2015 compared to $328.9 million for the three months ended March 31, 2014, primarily due to new quota share contracts, partially offset by the negative impact of approximately $12.4 million from the movement of foreign exchange rates.  Net written premiums decreased by 14.0% to $121.7 million for the three months ended March 31, 2015 compared to $141.5 million for the three months ended March 31, 2015.  The variance of the change in gross written premiums compared to the change in net written premiums is due to a higher utilization of reinsurance related to the new quota share contracts.  Premiums earned decreased 3.0% to $140.7 million for the three months ended March 31, 2015 compared to $145.0 million for the three months ended March 31, 2015.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$99.7	70.9%		$1.6	1.1%		$101.3	72.0%
Catastrophes	-	0.0%		0.2	0.1%		0.2	0.1%
Total segment	$99.7	70.9%		$1.7	1.2%		$101.4	72.1%

2014
Attritional	$84.7	58.4%		$0.2	0.2%		$85.0	58.6%
Catastrophes	-	0.0%		(1.4)	-1.0%		(1.4)	-1.0%
Total segment	$84.7	58.4%		$(1.1)	-0.8%		$83.6	57.6%

Variance 2015/2014
Attritional	$15.0	12.5	pts	$1.4	0.9	pts	$16.3	13.4	pts
Catastrophes	-	-	pts	1.6	1.1	pts	1.6	1.1	pts
Total segment	$15.0	12.5	pts	$2.8	2.0	pts	$17.9	14.5	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 21.4% to $101.4 million for the three months ended March 31, 2015 compared to $83.6 million for the three months ended March 31, 2014, due to the increase in current year attritional losses of $15.0 million. The increase in attritional losses was primarily due to higher losses in the Middle East, Africa and Latin America. There were no current year catastrophe losses for the three months ended March 31, 2015 and 2014.

Segment Expenses. Commission and brokerage increased 16.6% to $34.0 million for the three months ended March 31, 2015 compared to $29.2 million for the three months ended March 31, 2014.  The increase was primarily due to the impact of changes in affiliated quota share agreements and the impact of changes in the mix of business.  Segment other underwriting expenses slightly increased to $8.1 million for the three months ended March 31, 2015 compared to $7.8 million for the three months ended March 31, 2014.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2015	2014	Variance	% Change
Gross written premiums	$330.5	$225.3	$105.2	46.7%
Net written premiums	146.1	106.7	39.3	36.8%

Premiums earned	$125.0	$107.3	$17.7	16.5%
Incurred losses and LAE	96.0	78.5	17.5	22.3%
Commission and brokerage	4.2	6.8	(2.6)	-38.6%
Other underwriting expenses	28.9	21.9	7.0	31.8%
Underwriting gain (loss)	$(4.1)	$-	$(4.1)	NM

				Point Chg
Loss ratio	76.8%	73.2%		3.6
Commission and brokerage ratio	3.3%	6.3%		(3.0)
Other underwriting expense ratio	23.2%	20.5%		2.7
Combined ratio	103.3%	100.0%		3.3

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Premiums.  Gross written premiums increased by 46.7% to $330.5 million for the three months ended March 31, 2015 compared to $225.3 million for the three months ended March 31, 2014.  This increase was primarily driven by an increase in crop and workers’ compensation business as well as eight other business units. Net written premiums increased by 36.8% to $146.1 million for the three months ended March 31, 2015 compared to $106.7 million for the three months ended March 31, 2014, which is consistent with the change in gross written premiums.  Premiums earned increased 16.5% to $125.0 million for the three months ended March 31, 2015 compared to $107.3 million for the three months ended March 31, 2014.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$95.6	76.5%		$0.4	0.3%		$96.0	76.8%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$95.6	76.5%		$0.4	0.3%		$96.0	76.8%

2014
Attritional	$76.0	70.8%		$2.4	2.3%		$78.4	73.1%
Catastrophes	-	0.0%		0.1	0.1%		0.1	0.1%
Total segment	$76.0	70.8%		$2.5	2.4%		$78.5	73.2%

Variance 2015/2014
Attritional	$19.6	5.7	pts	$(2.0)	(2.0)	pts	$17.6	3.7	pts
Catastrophes	-	-	pts	(0.1)	(0.1)	pts	(0.1)	(0.1)	pts
Total segment	$19.6	5.7	pts	$(2.1)	(2.1)	pts	$17.5	3.6	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 22.3% to $96.0 million for the three months ended March 31, 2015 compared to $78.5 million for the three months ended March 31, 2014, mainly due to an increase of $19.6 million in current year attritional losses.  This rise was primarily related to the impact of the increase in premiums earned.  There were no current year catastrophe losses for the three months ended March 31, 2015 and 2014.

Segment Expenses. Commission and brokerage decreased 38.6% to $4.2 million for the three months ended March 31, 2015 compared to $6.8 million for the three months ended March 31, 2014.  This increase was primarily due to the impact of changes in affiliated quota share agreements and the impact of changes in the mix of business, partially offset by the impact of the increase in premiums earned.  Segment other underwriting expenses increased to $28.9 million for the three months ended March 31, 2015 compared to $21.9 million for the three months ended March 31, 2014 primarily due to the impact of the increase in premiums earned.

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

Interest Rate Risk.  Our $9.5 billion investment portfolio, at March 31, 2015, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $633.9 million of mortgage-backed securities in the $5,227.3 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $559.9 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates for mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At March 31, 2015
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$6,077.5	$5,933.6	$5,787.2	$5,634.7	$5,477.6
Market/Fair Value Change from Base (%)	5.0%	2.5%	0.0%	-2.6%	-5.3%
Change in Unrealized Appreciation
After-tax from Base ($)	$188.7	$95.1	$-	$(99.1)	$(201.2)

We had $7,805.0 million and $7,843.9 million of gross reserves for losses and LAE as of March 31, 2015 and December 31, 2014, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At March 31, 2015
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,080.1	$1,215.1	$1,350.1	$1,485.1	$1,620.1
After-tax Change in Fair/Market Value	(175.5)	(87.8)	-	87.8	175.5

Foreign Exchange Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S. (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Singapore and Canadian Dollars.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of March 31, 2015, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2014.

SAFE HARBOR DISCLOSURE
This report contains forward-looking statements within the meaning of the U.S. federal securities laws.  We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws.  In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”.  Forward-looking statements contained in this report include information regarding our reserves for losses and LAE, the adequacy of our provision for uncollectible balances, estimates of our catastrophe exposure, the effects of catastrophic events on our financial statements and the ability of our subsidiaries to pay dividends.  Forward-looking statements only reflect our expectations and are not guarantees of performance.  These statements involve risks, uncertainties and assumptions.  Actual events or results may differ materially from our expectations.  Important factors that could cause our actual events or results to be materially different from our expectations include those discussed under the caption ITEM 1A, “Risk Factors” in the Company’s most recent 10-K filing.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Dated: May 15, 2015