Form 10-Q
period 2015-06-30
EVEREST REINSURANCE HOLDINGS INC
filed 2015-08-14
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2015	Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
Delaware	22-3263609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer
Non-accelerated filer	X	Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At August 1, 2015
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2015 (unaudited) and
	December 31, 2014	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three and six months ended June 30, 2015 and 2014 (unaudited)	2

	Consolidated Statements of Changes in Stockholder's Equity for the three and six
	months ended June 30, 2015 and 2014 (unaudited)	3

	Consolidated Statements of Cash Flows for the six months ended
	June 30, 2015 and 2014 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operation	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

PART II

OTHER INFORMATION

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except par value per share)	2015	2014
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$5,281,672	$5,293,411
(amortized cost: 2015, $5,197,111; 2014, $5,235,523)
Fixed maturities - available for sale, at fair value	228	1,509
Equity securities - available for sale, at market value (cost: 2015, $0; 2014, $15)	-	16
Equity securities - available for sale, at fair value	1,317,420	1,299,037
Short-term investments	531,516	564,364
Other invested assets (cost: 2015, $448,281; 2014, $435,010)	448,281	435,010
Other invested assets, at fair value	1,769,132	1,655,311
Cash	250,419	323,975
Total investments and cash	9,598,668	9,572,633
Note receivable - affiliated	250,000	250,000
Accrued investment income	45,210	45,386
Premiums receivable	1,103,666	1,086,203
Reinsurance receivables - unaffiliated	671,032	659,303
Reinsurance receivables - affiliated	3,515,294	3,372,715
Funds held by reinsureds	186,435	182,159
Deferred acquisition costs	87,884	109,262
Prepaid reinsurance premiums	769,083	809,083
Other assets	259,865	235,576
TOTAL ASSETS	$16,487,137	$16,322,320

LIABILITIES:
Reserve for losses and loss adjustment expenses	$7,888,302	$7,843,856
Unearned premium reserve	1,338,940	1,442,122
Funds held under reinsurance treaties	104,970	101,743
Losses in the course of payment	254,544	178,521
Commission reserves	48,644	63,110
Other net payable to reinsurers	881,522	1,028,549
4.868% Senior notes due 6/1/2044	400,000	400,000
6.6% Long term notes due 5/1/2067	238,366	238,364
Accrued interest on debt and borrowings	3,537	3,537
Income taxes	82,898	46,835
Unsettled securities payable	57,341	41,092
Other liabilities	355,267	361,874
Total liabilities	11,654,331	11,749,603

Commitments and Contingencies (Note 6)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2015 and 2014)	-	-
Additional paid-in capital	369,284	362,293
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $4,258 at 2015 and $2,434 at 2014	7,907	4,519
Retained earnings	4,455,615	4,205,905
Total stockholder's equity	4,832,806	4,572,717
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$16,487,137	$16,322,320

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$521,424	$520,736	$1,042,486	$991,181
Net investment income	70,925	68,636	143,506	132,423
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(8,810)	(199)	(32,931)	(199)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	60,035	125,313	105,452	121,263
Total net realized capital gains (losses)	51,225	125,114	72,521	121,064
Other income (expense)	12,289	(8,782)	28,122	(11,837)
Total revenues	655,863	705,704	1,286,635	1,232,831

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	322,879	321,517	631,759	599,563
Commission, brokerage, taxes and fees	72,953	85,322	169,484	161,416
Other underwriting expenses	51,573	47,158	100,116	86,409
Corporate expenses	1,785	(524)	3,394	778
Interest, fee and bond issue cost amortization expense	8,858	8,811	17,717	16,247
Total claims and expenses	458,048	462,284	922,470	864,413

INCOME (LOSS) BEFORE TAXES	197,815	243,420	364,165	368,418
Income tax expense (benefit)	64,049	85,246	114,455	123,778

NET INCOME (LOSS)	$133,766	$158,174	$249,710	$244,640

Other comprehensive income (loss), net of tax :
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(35,938)	19,102	(19,988)	39,899
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	13,661	857	37,326	2,155
Total URA(D) on securities arising during the period	(22,277)	19,959	17,338	42,054

Foreign currency translation adjustments	16,145	6,721	(17,163)	(1,115)

Benefit plan actuarial net gain (loss) for the period	-	-	-	-
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	1,609	770	3,213	1,541
Total benefit plan net gain (loss) for the period	1,609	770	3,213	1,541
Total other comprehensive income (loss), net of tax	(4,523)	27,450	3,388	42,480

COMPREHENSIVE INCOME (LOSS)	$129,243	$185,624	$253,098	$287,120

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER'S EQUITY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share amounts)	2015	2014	2015	2014
	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$366,258	$354,445	$362,293	$351,051
Share-based compensation plans	3,026	3,092	6,991	6,486
Balance, end of period	369,284	357,537	369,284	357,537

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	12,430	102,678	4,519	87,648
Net increase (decrease) during the period	(4,523)	27,450	3,388	42,480
Balance, end of period	7,907	130,128	7,907	130,128

RETAINED EARNINGS:
Balance, beginning of period	4,321,849	3,838,245	4,205,905	3,751,779
Net income (loss)	133,766	158,174	249,710	244,640
Balance, end of period	4,455,615	3,996,419	4,455,615	3,996,419

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$4,832,806	$4,484,084	$4,832,806	$4,484,084

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(Dollars in thousands)	2015	2014
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$249,710	$244,640
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(19,661)	(82,537)
Decrease (increase) in funds held by reinsureds, net	(1,191)	401
Decrease (increase) in reinsurance receivables	(167,876)	(368,394)
Decrease (increase) in income taxes	34,836	36,879
Decrease (increase) in prepaid reinsurance premiums	38,141	(100,075)
Increase (decrease) in reserve for losses and loss adjustment expenses	75,995	7,882
Increase (decrease) in unearned premiums	(99,896)	101,264
Increase (decrease) in other net payable to reinsurers	(144,661)	83,206
Increase (decrease) in losses in course of payment	76,607	151,503
Change in equity adjustments in limited partnerships	(13,872)	1,161
Distribution of limited partnership income	14,597	9,157
Change in other assets and liabilities, net	2,437	(51,901)
Non-cash compensation expense	3,955	3,698
Amortization of bond premium (accrual of bond discount)	9,352	11,581
Amortization of underwriting discount on senior notes	2	28
Net realized capital (gains) losses	(72,521)	(121,064)
Net cash provided by (used in) operating activities	(14,046)	(72,571)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	493,648	519,733
Proceeds from fixed maturities matured/called - available for sale, at fair value	-	875
Proceeds from fixed maturities sold - available for sale, at market value	288,211	327,859
Proceeds from fixed maturities sold - available for sale, at fair value	1,613	20,763
Proceeds from equity securities sold - available for sale, at market value	16	-
Proceeds from equity securities sold - available for sale, at fair value	303,477	292,943
Distributions from other invested assets	19,999	15,271
Cost of fixed maturities acquired - available for sale, at market value	(850,526)	(1,499,373)
Cost of fixed maturities acquired - available for sale, at fair value	(234)	(1,309)
Cost of equity securities acquired - available for sale, at fair value	(306,602)	(163,452)
Cost of other invested assets acquired	(33,996)	(32,764)
Net change in short-term investments	30,157	83,935
Net change in unsettled securities transactions	3,008	6,953
Net cash provided by (used in) investing activities	(51,229)	(428,566)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	3,036	2,788
Net proceeds from issuance of senior notes	-	400,000
Net cash provided by (used in) financing activities	3,036	402,788

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(11,317)	8,575

Net increase (decrease) in cash	(73,556)	(89,774)
Cash, beginning of period	323,975	316,807
Cash, end of period	$250,419	$227,033

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$77,577	$84,406
Interest paid	17,608	14,719

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2015 and 2014

1.      GENERAL

As used in this document, "Holdings" means Everest Reinsurance Holdings, Inc., a Delaware company and direct subsidiary of Everest Underwriting Group (Ireland) Limited ("Holdings Ireland"); "Group" means Everest Re Group, Ltd. (Holdings Ireland's parent); "Bermuda Re" means Everest Reinsurance (Bermuda), Ltd., a subsidiary of Group; "Everest Re" means Everest Reinsurance Company and its subsidiaries, a subsidiary of Holdings (unless the context otherwise requires); "Mt. Logan Re" means Mt. Logan Re Ltd., a subsidiary of Group; and the "Company" means Holdings and its subsidiaries.

2.      BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2015 and 2014 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), has been omitted since it is not required for interim reporting purposes. The December 31, 2014 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2014, 2013 and 2012 included in the Company's most recent Form 10-K filing.

All intercompany accounts and transactions have been eliminated.

Application of Recently Issued Accounting Standard Changes

No accounting standards or guidance have been issued recently that would have a material impact on the Company's financial statements or financial reporting process.

3.      INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments ("OTTI") in accumulated other comprehensive income ("AOCI") are as follows for the periods indicated:

	At June 30, 2015
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$178,425	$2,229	$(260)	$180,394	$-
Obligations of U.S. states and political subdivisions	712,000	29,604	(2,885)	738,719	-
Corporate securities	1,999,650	38,041	(17,825)	2,019,866	-
Asset-backed securities	132,181	582	(217)	132,546	-
Mortgage-backed securities
Commercial	65,410	2,091	(222)	67,279	-
Agency residential	592,096	6,527	(3,765)	594,858	-
Non-agency residential	152	29	-	181	-
Foreign government securities	443,543	24,757	(8,286)	460,014	-
Foreign corporate securities	1,073,654	30,668	(16,507)	1,087,815	-
Total fixed maturity securities	$5,197,111	$134,528	$(49,967)	$5,281,672	$-
Equity securities	$-	$-	$-	$-	$-

	At December 31, 2014
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$135,724	$1,416	$(304)	$136,836	$-
Obligations of U.S. states and political subdivisions	783,129	41,969	(626)	824,472	-
Corporate securities	1,992,200	39,954	(53,219)	1,978,935	(9,735)
Asset-backed securities	94,470	727	(374)	94,823	-
Mortgage-backed securities
Commercial	57,027	2,292	(51)	59,268	-
Agency residential	596,140	6,697	(4,720)	598,117	-
Non-agency residential	271	44	-	315	-
Foreign government securities	515,016	27,415	(5,344)	537,087	-
Foreign corporate securities	1,061,546	27,832	(25,820)	1,063,558	-
Total fixed maturity securities	$5,235,523	$148,346	$(90,458)	$5,293,411	$(9,735)
Equity securities	$15	$1	$-	$16	$-

(a)  Represents the amount of OTTI recognized in AOCI.  Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The amortized cost and market value of fixed maturity securities are shown in the following tables by contractual maturity. Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At June 30, 2015		At December 31, 2014
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$335,044	$333,993	$385,721	$384,022
Due after one year through five years	2,487,331	2,513,000	2,387,533	2,369,917
Due after five years through ten years	964,946	982,602	1,025,221	1,029,077
Due after ten years	619,951	657,213	689,140	757,872
Asset-backed securities	132,181	132,546	94,470	94,823
Mortgage-backed securities
Commercial	65,410	67,279	57,027	59,268
Agency residential	592,096	594,858	596,140	598,117
Non-agency residential	152	181	271	315
Total fixed maturity securities	$5,197,111	$5,281,672	$5,235,523	$5,293,411

The changes in net unrealized appreciation (depreciation) for the Company's investments are derived from the following sources for the periods as indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(34,272)	$30,702	$16,939	$64,695
Fixed maturity securities, other-than-temporary impairment	-	-	9,735	-
Equity securities	(1)	2	(1)	2
Change in unrealized appreciation (depreciation), pre-tax	(34,273)	30,704	26,673	64,697
Deferred tax benefit (expense)	11,996	(10,745)	(5,928)	(22,643)
Deferred tax benefit (expense), other-than-temporary impairment	-	-	(3,407)	-
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$(22,277)	$19,959	$17,338	$42,054

The Company frequently reviews all of its fixed maturity, available for sale securities for declines in market value and focuses its attention on securities whose fair value has fallen below 80% of their amortized cost at the time of review.  The Company then assesses whether the decline in value is temporary or other-than-temporary.  In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information.  Generally, a change in a security's value caused by a change in the market, interest rate or foreign exchange environment does not constitute an other-than-temporary impairment, but rather a temporary decline in market value.  Temporary declines in market value are recorded as unrealized losses in accumulated other comprehensive income (loss).  If the Company determines that the decline is other-than-temporary and the Company does not have the intent to sell the security; and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, the carrying value of the investment is written down to fair value.  The fair value adjustment that is credit or foreign exchange related is recorded in net realized capital gains (losses) in the Company's consolidated statements of operations and comprehensive income (loss). The fair value adjustment that is non-credit related is recorded as a component of other comprehensive income (loss), net of tax, and is included in accumulated other comprehensive income (loss) in the Company's consolidated balance sheets.  The Company's assessments are based on the issuers current and expected future financial position, timeliness with respect to interest and/or principal payments, speed of repayments and any applicable credit enhancements or breakeven constant default rates on mortgage-backed and asset-backed securities, as well as relevant information provided by rating agencies, investment advisors and analysts.

The majority of the Company's equity securities available for sale at market value are primarily comprised of mutual fund investments whose underlying securities consist of fixed maturity securities.  When a fund's value reflects an unrealized loss, the Company assesses whether the decline in value is temporary or other-than-temporary.  In making its assessment, the Company considers the composition of its portfolios and their related markets, reports received from the portfolio managers and discussions with portfolio managers.  If the Company determines that the declines are temporary and it has the ability and intent to continue to hold the investments, then the declines are recorded as unrealized losses in accumulated other comprehensive income (loss).  If declines are deemed to be other-than-temporary, then the carrying value of the investment is written down to fair value and recorded in net realized capital gains (losses) in the Company's consolidated statements of operations and comprehensive income (loss).

Retrospective adjustments are employed to recalculate the values of asset-backed securities. All of the Company's asset-backed and mortgage-backed securities have a pass-through structure. Each acquisition lot is reviewed to recalculate the effective yield. The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition. Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities. Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used in the calculation of projected prepayments for pass-through security types.

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at June 30, 2015 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$9,059	$(131)	$1,969	$(129)	$11,028	$(260)
Obligations of U.S. states and political subdivisions	97,850	(2,141)	17,686	(744)	115,536	(2,885)
Corporate securities	635,910	(13,064)	195,206	(4,761)	831,116	(17,825)
Asset-backed securities	69,783	(217)	-	-	69,783	(217)
Mortgage-backed securities
Commercial	24,759	(222)	-	-	24,759	(222)
Agency residential	84,776	(720)	182,409	(3,045)	267,185	(3,765)
Non-agency residential	-	-	-	-	-	-
Foreign government securities	101,412	(3,525)	39,870	(4,761)	141,282	(8,286)
Foreign corporate securities	263,156	(15,061)	47,075	(1,446)	310,231	(16,507)
Total fixed maturity securities	$1,286,705	$(35,081)	$484,215	$(14,886)	$1,770,920	$(49,967)
Equity securities	-	-	-	-	-	-
Total	$1,286,705	$(35,081)	$484,215	$(14,886)	$1,770,920	$(49,967)

	Duration of Unrealized Loss at June 30, 2015 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$37,960	$(1,428)	$17,437	$(2,982)	$55,397	$(4,410)
Due in one year through five years	599,779	(18,162)	196,885	(5,617)	796,664	(23,779)
Due in five years through ten years	337,189	(10,986)	68,131	(2,449)	405,320	(13,435)
Due after ten years	132,459	(3,346)	19,353	(793)	151,812	(4,139)
Asset-backed securities	69,783	(217)	-	-	69,783	(217)
Mortgage-backed securities	109,535	(942)	182,409	(3,045)	291,944	(3,987)
Total fixed maturity securities	$1,286,705	$(35,081)	$484,215	$(14,886)	$1,770,920	$(49,967)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at June 30, 2015 were $1,770,920 thousand and $49,967 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at June 30, 2015, did not exceed 0.4% of the overall market value of the Company's fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $35,081 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were primarily comprised of foreign and domestic corporate securities and foreign government securities.  The majority of these unrealized losses are attributable to unrealized losses in the energy sector, $15,413 thousand, as falling oil prices disrupted the market values for this sector, particularly for oil exploration, production and servicing companies and unrealized foreign exchange losses, $15,418 thousand, as the U.S. dollar has strengthened against other currencies. The $14,886 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to foreign government securities, domestic and foreign corporate securities and agency residential mortgage-backed securities.  Of these unrealized losses, $11,648 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The Company did not have any sub-prime or alt-A loans with gross unrealized depreciation at June 30, 2015.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2014 were $1,892,146 thousand and $90,458 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at December 31, 2014, did not exceed 0.3% of the overall market value of the Company's fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $72,254 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were primarily comprised of domestic and foreign corporate securities.  The majority of these unrealized losses are attributable to unrealized losses in the energy sector, $53,772 thousand, as falling oil prices disrupted the market values for this sector, particularly for oil exploration, production and servicing companies during the fourth quarter of 2014 and unrealized foreign exchange losses, $7,298 thousand, as the U.S. dollar has strengthened against other currencies. The $18,204 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to agency residential mortgage-backed securities, foreign and domestic corporate securities and foreign government securities.  Of these unrealized losses, $16,680 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The Company did not have any sub-prime or alt-A loans with gross unrealized depreciation at December 31, 2014.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

Other invested assets, at fair value, are comprised of common shares of the Company's ultimate parent, Group.  At June 30, 2015, the Company held 9,719,971 shares of Group representing 18% of the total outstanding shares.

The components of net investment income are presented in the tables below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Fixed maturities	$46,443	$53,921	$94,415	$105,000
Equity securities	9,892	9,180	18,634	18,117
Short-term investments and cash	321	459	485	645
Other invested assets
Limited partnerships	7,276	2,695	14,655	(392)
Dividends from Parent's shares	9,234	7,290	18,468	14,580
Other	983	330	1,608	2,351
Gross investment income before adjustments	74,149	73,875	148,265	140,301
Funds held interest income (expense)	865	1,183	3,386	3,292
Interest income from Parent	1,075	-	2,150	-
Gross investment income	76,089	75,058	153,801	143,593
Investment expenses	(5,164)	(6,422)	(10,295)	(11,170)
Net investment income	$70,925	$68,636	$143,506	$132,423

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

The Company had contractual commitments to invest up to an additional $234,311 thousand in limited partnerships at June 30, 2015.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2020.

The components of net realized capital gains (losses) are presented in the tables below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Fixed maturity securities, market value:
Other-than-temporary impairments	$(8,810)	$(199)	$(32,931)	$(199)
Gains (losses) from sales	(12,208)	(928)	(23,726)	(2,925)
Fixed maturity securities, fair value:
Gains (losses) from sales	14	-	42	940
Gains (losses) from fair value adjustments	(6)	-	56	-
Equity securities, market value:
Gains (losses) from sales	1	-	1	-
Equity securities, fair value:
Gains (losses) from sales	(289)	1,721	(354)	385
Gains (losses) from fair value adjustments	(5,334)	52,205	15,612	77,958
Other invested assets, fair value:
Gains (losses) from fair value adjustments	77,857	72,316	113,821	44,906
Short-term investment gains (losses)	-	(1)	-	(1)
Total net realized capital gains (losses)	$51,225	$125,114	$72,521	$121,064

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the tables below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Proceeds from sales of fixed maturity securities	$175,742	$178,281	$289,824	$348,622
Gross gains from sales	5,096	3,815	7,638	6,290
Gross losses from sales	(17,290)	(4,743)	(31,322)	(8,275)

Proceeds from sales of equity securities	$169,533	$116,827	$303,493	$292,943
Gross gains from sales	7,272	3,734	12,414	10,322
Gross losses from sales	(7,561)	(2,013)	(12,768)	(9,937)

4.      FAIR VALUE

GAAP guidance regarding fair value measurements address how companies should measure fair value when they are required to use fair value measures for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP.  It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date.  In addition, it establishes a three-level valuation hierarchy for the disclosure of fair value measurements.  The valuation hierarchy is based on the transparency of inputs to the valuation of an asset or liability.  The level in the hierarchy within which a given fair value measurement falls is determined based on the lowest level input that is significant to the measurement, with Level 1 being the highest priority and Level 3 being the lowest priority.

The levels in the hierarchy are defined as follows:

Level 1:	Inputs to the valuation methodology are observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in an active market;

Level 2:	Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument;

Level 3:	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company's fixed maturity and equity securities are primarily managed by third party investment asset managers.  The investment asset managers obtain prices from nationally recognized pricing services.   These services seek to utilize market data and observations in their evaluation process.  They use pricing applications that vary by asset class and incorporate available market information and when fixed maturity securities do not trade on a daily basis the services will apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.  In addition, they use model processes, such as the Option Adjusted Spread model to develop prepayment and interest rate scenarios for securities that have prepayment features.

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.   No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Due to the unavailability of prices for one private placement security, the Company valued the security at $7,350 thousand at June 30, 2015 and made no such adjustments at December 31, 2014.

The Company internally manages a small public equity portfolio which had a fair value at June 30, 2015 and December 31, 2014 of $117,838 thousand and $96,890 thousand, respectively, and all prices were obtained from publically published sources.

Equity securities denominated in U.S. currency with quoted prices in active markets for identical assets are categorized as level 1 since the quoted prices are directly observable.  Equity securities traded on foreign exchanges are categorized as level 2 due to the added input of a foreign exchange conversion rate to determine fair or market value.  The Company uses foreign currency exchange rates published by nationally recognized sources.

All categories of fixed maturity securities listed in the tables below are generally categorized as level 2, since a particular security may not have traded but the pricing services are able to use valuation models with observable market inputs such as interest rate yield curves and prices for similar fixed maturity securities in terms of issuer, maturity and seniority.  For foreign government securities and foreign corporate securities, the fair values provided by the third party pricing services in local currencies, and where applicable, are converted to U.S. dollars using currency exchange rates from nationally recognized sources.

The fixed maturities with fair values categorized as level 3 result when prices are not available from the nationally recognized pricing services.  The asset managers will then obtain non-binding price quotes for the securities from brokers. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes.  The prices received from brokers are reviewed for reasonableness by the third party asset managers and the Company.  If the broker quotes are for foreign denominated securities, the quotes are converted to U.S. dollars using currency exchange rates from nationally recognized sources.  Historically, most of the level 3 fixed maturities have resulted from new issuances and the third party prices services have not yet included the issuance in their data base.  Generally, in subsequent measurement periods, the issuances will be included in the data base and the fair value will transfer to level 2.

The composition and valuation inputs for the presented fixed maturities categories are as follows:

•
U.S. Treasury securities and obligations of U.S. government agencies and corporations are primarily comprised of U.S. Treasury bonds and the fair value is based on observable market inputs such as quoted prices, reported trades, quoted prices for similar issuances or benchmark yields;

•
Obligations of U.S. states and political subdivisions are comprised of state and municipal bond issuances and the fair values are based on observable market inputs such as quoted market prices, quoted prices for similar securities, benchmark yields and credit spreads;

•
Corporate securities are primarily comprised of U.S. corporate and public utility bond issuances and the fair values are based on observable market inputs such as quoted market prices, quoted prices for similar securities, benchmark yields and credit spreads;

•
Asset-backed and mortgage-backed securities fair values are based on observable inputs such as quoted prices, reported trades, quoted prices for similar issuances or benchmark yields and cash flow models using observable inputs such as prepayment speeds, collateral performance and default spreads;

•
Foreign government securities are comprised of global non-U.S. sovereign bond issuances and the fair values are based on observable market inputs such as quoted market prices, quoted prices for similar securities and models with observable inputs such as benchmark yields and credit spreads and then, where applicable, converted to U.S. dollars using an exchange rate from a nationally recognized source;

•
Foreign corporate securities are comprised of global non-U.S. corporate bond issuances and the fair values are based on observable market inputs such as quoted market prices, quoted prices for similar securities and models with observable inputs such as benchmark yields and credit spreads and then, where applicable, converted to U.S. dollars using an exchange rate from a nationally recognized source.

Other invested assets, at fair value, are categorized as Level 1, Quoted Prices in Active Markets for Identical Assets, since the securities are shares of the Company's parent, which are actively traded on an exchange and the price is based on a quoted price.

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$180,394	$-	$180,394	$-
Obligations of U.S. States and political subdivisions	738,719	-	738,719	-
Corporate securities	2,019,866	-	2,017,908	1,958
Asset-backed securities	132,546	-	132,546	-
Mortgage-backed securities
Commercial	67,279	-	67,279	-
Agency residential	594,858	-	594,858	-
Non-agency residential	181	-	181	-
Foreign government securities	460,014	-	460,014	-
Foreign corporate securities	1,087,815	-	1,079,978	7,837
Total fixed maturities, market value	5,281,672	-	5,271,877	9,795

Fixed maturities, fair value	228	-	228	-
Equity securities, market value	-	-	-	-
Equity securities, fair value	1,317,420	1,198,984	118,436	-
Other invested assets, fair value	1,769,132	1,769,132	-	-

There were no transfers between Level 1 and Level 2 for the six months ended June 30, 2015.

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Corporate	Foreign		Corporate		Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	CMBS	Corporate	Total
Beginning balance	$2,653	$6,125	$8,778	$-	$8,597	$7,166	$15,763
Total gains or (losses) (realized/unrealized)
Included in earnings	2	58	60	4	-	115	119
Included in other comprehensive income (loss)	(3)	1,169	1,166	(2)	-	71	69
Purchases, issuances and settlements	(12)	-	(12)	1,928	-	-	1,928
Transfers in and/or (out) of Level 3	(682)	485	(197)	28	(8,597)	485	(8,084)
Ending balance	$1,958	$7,837	$9,795	$1,958	$-	$7,837	$9,795

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

The net transfers from level 3, fair value measurements using significant unobservable inputs, of $8,084 thousand of investments for the six months ended June 30, 2015, primarily relate to securities that were priced using single non-binding broker quotes and were subsequently priced using a recognized pricing service and were then classified as level 2.  There were no transfers from level 3, fair value measurements using significant unobservable inputs, for the six months ended June 30, 2014.

5.      CAPITAL TRANSACTIONS

On July 9, 2014, the Company renewed its shelf registration statement on Form S-3ASR with the Securities and Exchange Commission (the "SEC"), as a Well Known Seasoned Issuer.  This shelf registration statement can be used by Group to register common shares, preferred shares, debt securities, warrants, share purchase contracts and share purchase units; by Holdings to register debt securities and by Everest Re Capital Trust III ("Capital Trust III") to register trust preferred securities.

6.      CONTINGENCIES

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company's rights and obligations under insurance and reinsurance agreements.  In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it.  In other matters, the Company is resisting attempts by others to collect funds or enforce alleged rights.  These disputes arise from time to time and are ultimately resolved through both informal and formal means, including negotiated resolution, arbitration and litigation.  In all such matters, the Company believes that its positions are legally and commercially reasonable.  The Company considers the statuses of these proceedings when determining its reserves for unpaid loss and loss adjustment expenses.

Aside from litigation and arbitrations related to these insurance and reinsurance agreements, the Company is not a party to any other material litigation or arbitration.

The Company has entered into separate annuity agreements with The Prudential Insurance of America ("The Prudential") and an additional unaffiliated life insurance company in which the Company has either purchased annuity contracts or become the assignee of annuity proceeds that are meant to settle claim payment obligations in the future. In both instances, the Company would become contingently liable if either The Prudential or the unaffiliated life insurance company were unable to make payments related to the respective annuity contact.

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At June 30,	At December 31,
(Dollars in thousands)	2015	2014
The Prudential	$142,618	$142,653
Unaffiliated life insurance company	31,780	31,964

7.      OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(55,290)	$19,352	$(35,938)	$(39,718)	$13,402	$(26,316)
URA(D) on securities - OTTI	-	-	-	9,735	(3,407)	6,328
Reclassification of net realized losses (gains) included in net income (loss)	21,017	(7,356)	13,661	56,656	(19,330)	37,326
Foreign currency translation adjustments	24,839	(8,694)	16,145	(26,404)	9,241	(17,163)
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of amortization of net gain (loss) included in net income (loss)	2,476	(867)	1,609	4,943	(1,730)	3,213
Total other comprehensive income (loss)	$(6,958)	$2,435	$(4,523)	$5,212	$(1,824)	$3,388

(Some amounts may not reconcile due to rounding)

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$29,577	$(10,475)	$19,102	$61,573	$(21,674)	$39,899
URA(D) on securities - OTTI	-	-	-	-	-	-
Reclassification of net realized losses (gains) included in net income (loss)	1,127	(270)	857	3,124	(969)	2,155
Foreign currency translation adjustments	10,340	(3,619)	6,721	(1,715)	600	(1,115)
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of amortization of net gain (loss) included in net income (loss)	1,185	(415)	770	2,371	(830)	1,541
Total other comprehensive income (loss)	$42,229	$(14,779)	$27,450	$65,353	$(22,873)	$42,480

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Affected line item within the statements of
AOCI component	2015	2014	2015	2014	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$21,017	$1,127	$56,656	$3,124	Other net realized capital gains (losses)
	(7,356)	(270)	(19,330)	(969)	Income tax expense (benefit)
	$13,661	$857	$37,326	$2,155	Net income (loss)

Benefit plan net gain (loss)	$2,476	$1,185	$4,943	$2,371	Other underwriting expenses
	(867)	(415)	(1,730)	(830)	Income tax expense (benefit)
	$1,609	$770	$3,213	$1,541	Net income (loss)

(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Six Months Ended	Twelve Months Ended
	June 30,	December 31,
(Dollars in thousands)	2015	2014

Beginning balance of URA (D) on securities	$37,628	$55,457
Current period change in URA (D) of investments - temporary	11,009	(11,501)
Current period change in URA (D) of investments - non-credit OTTI	6,328	(6,328)
Ending balance of URA (D) on securities	54,965	37,628

Beginning balance of foreign currency translation adjustments	41,877	71,087
Current period change in foreign currency translation adjustments	(17,163)	(29,210)
Ending balance of foreign currency translation adjustments	24,715	41,877

Beginning balance of benefit plan net gain (loss)	(74,986)	(38,896)
Current period change in benefit plan net gain (loss)	3,213	(36,090)
Ending balance of benefit plan net gain (loss)	(71,773)	(74,986)

Ending balance of accumulated other comprehensive income (loss)	$7,907	$4,519

8.      CREDIT FACILITY - EXPIRED

Effective August 15, 2011, the Company entered into a three year, $150,000 thousand unsecured revolving credit facility, referred to as the "Holdings Credit Facility", which expired on August 15, 2014.  The Company decided not to renew the Holdings Credit Facility at expiration.

9.      REINSURANCE AND TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re's investments as collateral, as security for assumed losses payable to a non-affiliated ceding company.  At June 30, 2015, the total amount on deposit in the trust account was $270,095 thousand.

On April 24, 2014, the Company entered into two collateralized reinsurance agreements with Kilimanjaro Re Limited ("Kilimanjaro"), a Bermuda based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage.  These agreements are multi-year reinsurance contracts which cover specified named storm and earthquake events.  The first agreement provides up to $250,000 thousand of reinsurance coverage from named storms in specified states of the Southeastern United States.  The second agreement provides up to $200,000 thousand of reinsurance coverage from named storms in specified states of the Southeast, Mid-Atlantic and Northeast regions of the United States and Puerto Rico as well as reinsurance coverage from earthquakes in specified states of the Southeast, Mid-Atlantic, Northeast and West regions of the United States, Puerto Rico and British Columbia.

On November 18, 2014, the Company entered into a collateralized reinsurance agreement with Kilimanjaro Re to provide the Company with catastrophe reinsurance coverage.  This agreement is a multi-year reinsurance contract which covers specified earthquake events.  The agreement provides up to $500,000 thousand of reinsurance coverage from earthquakes in the United States, Puerto Rico and Canada.

Kilimanjaro has financed the various property catastrophe reinsurance coverage by issuing catastrophe bonds to unrelated, external investors. On April, 24, 2014, Kilimanjaro issued $450,000 thousand of variable rate notes ("Series 2014-1 Notes").  On November 18, 2014, Kilimanjaro issued $500,000 thousand of variable rate notes ("Series 2014-2 Notes"). The proceeds from the issuance of the Series 2014-1 Notes and the Series 2014-2 Notes are held in reinsurance trust throughout the duration of the applicable reinsurance agreements and invested solely in US government money market funds with a rating of at least "AAAm" by Standard & Poor's.

10.      SENIOR NOTES

The table below displays Holdings' outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				June 30, 2015		December 31, 2014
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior notes	06/05/2014	06/01/2044	$400,000	$400,000	$388,680	$400,000	$404,892
5.40% Senior notes	10/12/2004	10/15/2014	250,000	-	-	-	-

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044. Interest will be paid semi-annually on June 1 and December 1 of each year.  The proceeds from the issuance have been used in part to pay off the $250,000 thousand of 5.40% senior notes which matured on October 15, 2014.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Interest expense incurred	$4,868	$4,741	$9,736	$8,129

11.      LONG TERM SUBORDINATED NOTES

The table below displays Holdings' outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		June 30, 2015		December 31, 2014
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,366	$232,027	$238,364	$246,312

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest will be at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007, subject to Holdings' right to defer interest on one or more occasions for up to ten consecutive years.  During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings' right to defer interest on one or more occasions for up to ten consecutive years.  Deferred interest will accumulate interest at the applicable rate compounded semi-annually for periods prior to May 15, 2017, and compounded quarterly for periods from and including May 15, 2017.

Holdings can redeem the long term subordinated notes prior to May 15, 2017, in whole but not in part at the applicable redemption price, which will equal the greater of (a) 100% of the principal amount being redeemed and (b) the present value of the principal payment on May 15, 2017 and scheduled payments of interest that would have accrued from the redemption date to May 15, 2017 on the long term subordinated notes being redeemed, discounted to the redemption date on a semi-annual basis at a discount rate equal to the treasury rate plus an applicable spread of either 0.25% or 0.50%, in each case plus accrued and unpaid interest.  Holdings may redeem the long term subordinated notes on or after May 15, 2017, in whole or in part at 100% of the principal amount plus accrued and unpaid interest; however, redemption on or after the scheduled maturity date and prior to May 1, 2047 is subject to a replacement capital covenant.  This covenant is for the benefit of certain senior note holders and it mandates that Holdings receive proceeds from the sale of another subordinated debt issue, of at least similar size, before it may redeem the subordinated notes.  Effective upon the maturity of the Company's 5.40% senior notes on October 15, 2014, the Company's 4.868% senior notes, due on June 1, 2044, have become the Company's long term indebtedness that ranks senior to the long term subordinated notes.

On March 19, 2009, Group announced the commencement of a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes.  Upon expiration of the tender offer, the Company had reduced its outstanding debt by $161,441 thousand.

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Interest expense incurred	$3,937	$3,937	$7,874	$7,874

12.      SEGMENT REPORTING

The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and Accident and Health ("A&H") business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re's branches in Canada, Singapore and through offices in Brazil, Miami and New Jersey.  The Insurance operation writes property and casualty insurance directly and through general agents, brokers and surplus lines brokers within the U.S.

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

The following tables present the underwriting results for the operating segments for the period indicated:

	Three Months Ended		Six Months Ended
U.S. Reinsurance	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Gross written premiums	$451,059	$453,115	$1,013,706	$983,416
Net written premiums	184,707	215,091	425,401	466,612

Premiums earned	$235,426	$246,265	$490,838	$464,456
Incurred losses and LAE	116,473	129,676	227,928	245,660
Commission and brokerage	34,703	53,380	93,067	93,516
Other underwriting expenses	11,807	11,453	23,336	20,935
Underwriting gain (loss)	$72,443	$51,756	$146,507	$104,345

	Three Months Ended		Six Months Ended
International	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Gross written premiums	$311,653	$466,008	$645,268	$794,886
Net written premiums	147,399	147,210	269,080	288,667

Premiums earned	$157,922	$147,728	$298,621	$292,732
Incurred losses and LAE	110,027	88,888	211,472	172,463
Commission and brokerage	31,243	27,412	65,242	56,581
Other underwriting expenses	8,049	8,093	16,164	15,930
Underwriting gain (loss)	$8,603	$23,335	$5,743	$47,758

	Three Months Ended		Six Months Ended
Insurance	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Gross written premiums	$326,729	$305,697	$657,230	$530,973
Net written premiums	140,358	130,426	286,410	237,152

Premiums earned	$128,076	$126,743	$253,027	$233,993
Incurred losses and LAE	96,379	102,953	192,359	181,440
Commission and brokerage	7,007	4,530	11,175	11,319
Other underwriting expenses	31,717	27,612	60,616	49,544
Underwriting gain (loss)	$(7,027)	$(8,352)	$(11,123)	$(8,310)

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Underwriting gain (loss)	$74,019	$66,739	$141,127	$143,793
Net investment income	70,925	68,636	143,506	132,423
Net realized capital gains (losses)	51,225	125,114	72,521	121,064
Corporate expense	(1,785)	524	(3,394)	(778)
Interest, fee and bond issue cost amortization expense	(8,858)	(8,811)	(17,717)	(16,247)
Other income (expense)	12,289	(8,782)	28,122	(11,837)
Income (loss) before taxes	$197,815	$243,420	$364,165	$368,418

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Canada	$30,160	$36,830	$53,672	$74,489

No other country represented more than 5% of the Company's revenues.

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

Group's Board of Directors approved an amended share repurchase program authorizing Group and/or its subsidiary Holdings to purchase Group's common shares through open market transactions, privately negotiated transactions or both.  The table below represents the amendments to the share repurchase program for the common shares approved for repurchase.

Common Shares
Authorized for
Amendment Date	Repurchase
(Dollars in thousands)

09/21/2004	5,000,000
07/21/2008	5,000,000
02/24/2010	5,000,000
02/22/2012	5,000,000
05/15/2013	5,000,000
11/19/2014	5,000,000
30,000,000

As of June 30, 2015, Holdings held 9,719,971 common shares of Group, which it had purchased in the open market between February 1, 2007 and March 8, 2011.  The table below represents the total purchase price for these common shares purchased.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Dividends received	$9,234	$7,290	$18,468	$14,580

Affiliated Companies

Everest Global Services, Inc. ("Global Services"), an affiliate of Holdings, provides centralized management and home office services, through a management agreement, to Holdings and other affiliated companies within Holdings' consolidated structure.  Services provided by Everest Global include executive managerial services, legal services, actuarial services, accounting services, information technology services and others.

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Expenses incurred	$19,833	$17,676	$38,196	$33,519

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

For premiums earned and losses incurred for the period January 1, 2002 through December 31, 2002, Everest Re, Everest National Insurance Company and Everest Security Insurance Company entered into an Excess of Loss Reinsurance Agreement with Bermuda Re, covering workers' compensation losses occurring on and after January 1, 2002, as respect to new, renewal and in force policies effective on that date through December 31, 2002.  This agreement was commuted as of September 30, 2013.  The table below represents Bermuda Re's liability limits for any losses per one occurrence.

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada for the periods indicated:

	Three Months Ended		Six Months Ended
Bermuda Re	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Ceded written premiums	$528,468	$524,057	$1,067,501	$1,042,074
Ceded earned premiums	563,100	535,287	1,117,151	1,015,100
Ceded losses and LAE (a)	345,580	296,322	640,711	534,823

	Three Months Ended		Six Months Ended
Everest International	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Ceded written premiums	$147	$203	$145	$88
Ceded earned premiums	192	348	233	274
Ceded losses and LAE	1,702	260	880	2,144

	Three Months Ended		Six Months Ended
Everest Canada	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Assumed written premiums	$11,823	$11,215	$18,487	$15,225
Assumed earned premiums	8,625	5,268	17,324	9,956
Assumed losses and LAE	6,292	3,091	11,021	6,383

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

The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re and assumed by the Company from Mt. Logan Re.

	Three Months Ended		Six Months Ended
Mt. Logan Re	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Ceded written premiums	$32,892	$20,228	$94,562	$48,594
Ceded earned premiums	47,751	22,680	86,434	40,517
Ceded losses and LAE	13,157	9,648	21,471	14,791

Assumed written premiums	3,412	-	7,396	9,919
Assumed earned premiums	3,412	2,605	7,396	4,711
Assumed losses and LAE	-	-	-	-

14.      RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Service cost	$3,255	$2,461	$6,195	$4,921
Interest cost	2,711	2,541	5,168	5,083
Expected return on plan assets	(2,903)	(2,823)	(5,806)	(5,646)
Amortization of prior service cost	6	12	11	25
Amortization of net (income) loss	2,261	1,092	4,512	2,183
Net periodic benefit cost	$5,330	$3,283	$10,080	$6,566

Other Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Service cost	$599	$407	$1,000	$814
Interest cost	395	342	658	684
Amortization of net (income) loss	210	82	421	164
Net periodic benefit cost	$1,204	$831	$2,079	$1,662

The Company did not make any contributions to the qualified pension benefit plan for the three and six months ended June 30, 2015 and 2014.

15.      INCOME TAXES

The Company is domiciled in the United States and has subsidiaries domiciled within the United States with significant branches in Canada and Singapore.  The Company's non-U.S. branches are subject to income taxation at varying rates in their respective domiciles.

For interim reporting periods, the company is generally required to use the annualized effective tax rate ("AETR") method, as prescribed by ASC 740-270, Interim Reporting, to calculate its income tax provision.  Under this method, the AETR is applied to the interim year-to-date pre-tax income to determine the income tax expense or benefit for the year-to-date period.  The income tax expense or benefit for a quarter represents the difference between the year-to-date income tax expense or benefit for the current year-to-date period less such amount for the immediately preceding year-to-date period.  Management considers the impact of all known events in its estimation of the Company's annual pre-tax income and AETR.

16.      SUBSEQUENT EVENTS

On July 13, 2015, the Company closed its agreement to sell all of the outstanding shares of capital stock of Mt. McKinley Insurance Company ("Mt. McKinley"), a Delaware domiciled insurance company and wholly-owned subsidiary of the Company to Clearwater Insurance Company, a Delaware domiciled insurance company.  The purchase price of approximately $20,000 thousand was based upon the statutory book value of Mt. McKinley as of the closing date. The Company expects to recognize a realized gain of approximately $59,000 thousand on the sale of Mt. McKinley.

The transaction meets the criteria for Held for Sale accounting.  In accordance with the guidance, the table below details the approximate assets and liabilities associated with the business classified as Held for Sale.

(Dollars in thousands)
Investments and cash	$12,000
Reinsurance recoverables	147,000
Deferred tax asset	35,000
Total assets held for sale	$194,000

Reserve for losses and loss adjustment expenses	$138,000
Deferred gain on retroactive reinsurance	95,000
Total liabilities held for sale	$233,000

Net liabilities held for sale	$(39,000)

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Industry Conditions.
The worldwide reinsurance and insurance businesses are highly competitive, as well as cyclical by product and market.  As such, financial results tend to fluctuate with periods of constrained availability, high rates and strong profits followed by periods of abundant capacity, low rates and constrained profitability.  Competition in the types of reinsurance and insurance business that we underwrite is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer or insurer by A.M. Best and/or Standard & Poor's, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written.  Furthermore, the market impact from these competitive factors related to reinsurance and insurance is generally not consistent across lines of business, domestic and international geographical areas and distribution channels.

We compete in the U.S. and international reinsurance and insurance markets with numerous global competitors.  Our competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies, domestic and international underwriting operations, including underwriting syndicates at Lloyd's and certain government sponsored risk transfer vehicles.  Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and recently, the securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  During the second and third quarters of 2013, Canada experienced historic flooding in Alberta and Toronto, which resulted in higher catastrophe rates in these areas during 2014.  Although there were flooding and wind storm events in Europe and Asia in the latter part of 2013, the overall 2013 catastrophe losses for the industry were lower than average.  This lower level of losses, combined with increased competition resulted in downward pressure on rates in certain geographical areas during 2014.  Catastrophe results during 2014 and the first half of 2015 were also generally benign, which could have a negative impact on worldwide regional catastrophe markets for the balance of 2015.

Overall, we believe that given our size, strong ratings, distribution system, reputation, expertise and capital market vehicle activity the current marketplace conditions provide profit opportunities.  We continue to employ our strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in our overall portfolio.

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder's equity for the periods indicated:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase/	June 30,		Increase/
(Dollars in millions)	2015	2014	(Decrease)	2015	2014	(Decrease)
Gross written premiums	$1,089.4	$1,224.8	-11.1%	$2,316.2	$2,309.3	0.3%
Net written premiums	472.5	492.7	-4.1%	980.9	992.4	-1.2%

REVENUES:
Premiums earned	$521.4	$520.7	0.1%	$1,042.5	$991.2	5.2%
Net investment income	70.9	68.6	3.3%	143.5	132.4	8.4%
Net realized capital gains (losses)	51.2	125.1	-59.1%	72.5	121.1	-40.1%
Other income (expense)	12.3	(8.8)	-239.9%	28.1	(11.8)	NM
Total revenues	655.9	705.7	-7.1%	1,286.6	1,232.8	4.4%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	322.9	321.5	0.4%	631.8	599.6	5.4%
Commission, brokerage, taxes and fees	73.0	85.3	-14.5%	169.5	161.4	5.0%
Other underwriting expenses	51.6	47.2	9.4%	100.1	86.4	15.9%
Corporate expense	1.8	(0.5)	NM	3.4	0.8	NM
Interest, fee and bond issue cost amortization expense	8.9	8.8	0.5%	17.7	16.2	9.0%
Total claims and expenses	458.0	462.3	-0.9%	922.5	864.4	6.7%

INCOME (LOSS) BEFORE TAXES	197.8	243.4	-18.7%	364.2	368.4	-1.2%
Income tax expense (benefit)	64.0	85.2	-24.9%	114.5	123.8	-7.5%
NET INCOME (LOSS)	$133.8	$158.2	-15.4%	$249.7	$244.6	2.1%

RATIOS:			Point Change			Point Change
Loss ratio	61.9%	61.7%	0.2	60.6%	60.5%	0.1
Commission and brokerage ratio	14.0%	16.4%	(2.4)	16.3%	16.3%	-
Other underwriting expense ratio	9.9%	9.1%	0.8	9.6%	8.7%	0.9
Combined ratio	85.8%	87.2%	(1.4)	86.5%	85.5%	1.0

				At	At	Percentage
				June 30,	December 31,	Increase/
(Dollars in millions)				2015	2014	(Decrease)
Balance sheet data:
Total investments and cash				$9,598.7	$9,572.6	0.3%
Total assets				16,487.1	16,322.3	1.0%
Loss and loss adjustment expense reserves				7,888.3	7,843.9	0.6%
Total debt				638.4	638.4	0.0%
Total liabilities				11,654.3	11,749.6	-0.8%
Stockholder's equity				4,832.8	4,572.7	5.7%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Revenues.
Premiums.  Gross written premiums decreased by 11.1% to $1,089.4 million for the three months ended June 30, 2015, compared to $1,224.8 million for the three months ended June 30, 2014, reflecting a $156.4 million, or 17.0%, decrease in our reinsurance business, partially offset by a $21.0 million, or 6.9%, increase in our insurance business.  The decline in reinsurance premiums were due mainly to decreases in treaty casualty business, reductions in the quota share agreements from the second quarter of 2014 and a negative impact from the year over year movement in foreign exchange rates.  The rise in insurance premiums was primarily due to increases in property and casualty lines of business, partially offset by a decline in crop premium. Gross written premiums increased by 0.3% to $2,316.2 million for the six months ended June 30, 2015, compared to $2,309.3 million for the six months ended June 30, 2014, reflecting a $126.3 million, or 23.8%, increase in our insurance business, partially offset by a $119.3 million, or 6.7%, decrease in our reinsurance business. The rise in insurance premiums was primarily due to increases in workers' compensation, property and casualty lines of business. The decline in reinsurance premiums were due mainly to decreases in treaty casualty business, reductions in the quota share agreements from the second quarter of 2014 and a negative impact from the year over year movement in foreign exchange rates.

Net written premiums decreased by 4.1% to $472.5 million for the three months ended June 30, 2015, compared to $492.7 million for the three months ended June 30, 2014, and decreased by 1.2% to $980.9 million for the six months ended June 30, 2015 compared to $992.4 million for the six months ended June 30, 2014. The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance mainly related to quota share contracts.  Premiums earned increased by 0.1% to $521.4 million for the three months ended June 30, 2015, compared to $520.7 million for the three months ended June 30, 2014, and increased by 5.2% to $1,042.5 million for the six months ended June 30, 2015, compared to $991.2 million for the six months ended June 30, 2014.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income increased by 3.3% to $70.9 million for the three months ended June 30, 2015, compared with net investment income of $68.6 million for the three months ended June 30, 2014, and increased by 8.4% to $143.5 million for six months ended June 30, 2015, compared with net investment income of $132.4 million for the six months ended June 30, 2014. Net pre-tax investment income, as a percentage of average invested assets, was 3.4% for the three months ended June 30, 2015, compared to 3.2% for the three months ended June 30, 2014 and was 3.5% for the six months ended June 30, 2015 compared to 3.1% for the six months ended June 30, 2014. The increase in income and yield was primarily the result of an increase in our limited partnership income, an increase in dividends from shares held of the Parent and interest income received from the Parent on the affiliated note receivable, partially offset by lower income on fixed income securities.

Net Realized Capital Gains (Losses). Net realized capital gains were $51.2 million and $125.1 million for the three months ended June 30, 2015 and 2014, respectively. The $51.2 million was comprised of $72.5 million of gains from fair value re-measurements on equity securities and other invested assets, partially offset by $12.4 million of losses from sales on our fixed maturity and equity securities and $8.8 million of other-than-temporary impairments.  The net realized capital gains of $125.1 million for the three months ended June 30, 2014 were the result of $124.5 million of gains from fair value re-measurements on equity securities and other invested assets and $0.8 million of net realized capital gains from sales on our fixed maturity and equity securities, partially offset by $0.2 million of other-than-temporary impairments.

Net realized capital gains were $72.5 million and $121.1 million for the six months ended June 30, 2015 and 2014, respectively. The $72.5 million was comprised of $129.5 million of gains from fair value re-measurements on fixed maturity securities, equity securities and other invested assets, partially offset by $32.9 million of other-than-temporary impairments and $24.0 million of losses from sales on our fixed maturity and equity securities.  The net realized capital gains of $121.1 million for the six months ended June 30, 2014 were the result of $122.9 million of gains from fair value re-measurements on equity securities and other invested assets, partially offset by $1.6 million of net realized capital losses from sales on our fixed maturity and equity securities and $0.2 million of other-than-temporary impairments.

Other Income (Expense).  We recorded other income of $12.3 million and $28.1 million for the three and six months ended June 30, 2015, respectively.  We recorded other expense of $8.8 million and $11.8 million for the three and six months ended June 30, 2014, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following tables present our incurred losses and loss adjustment expenses ("LAE") for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional (a)	$309.3	59.3%		$0.4	0.0%		$309.7	59.3%
Catastrophes	18.1	3.5%		(4.9)	-0.9%		13.2	2.6%
Total	$327.4	62.8%		$(4.5)	-0.9%		$322.9	61.9%

2014
Attritional (a)	$302.6	58.1%		$(1.9)	-0.4%		$300.7	57.7%
Catastrophes	20.5	3.9%		0.3	0.1%		20.8	4.0%
Total	$323.1	62.0%		$(1.6)	-0.3%		$321.5	61.7%

Variance 2015/2014
Attritional (a)	$6.7	1.2	pts	$2.3	0.4	pts	$9.0	1.6	pts
Catastrophes	(2.4)	(0.4)	pts	(5.2)	(1.0)	pts	(7.6)	(1.4)	pts
Total	$4.3	0.8	pts	$(2.9)	(0.6)	pts	$1.4	0.2	pts

(a) Attritional losses exclude catastrophe losses.
(Some amounts may not reconcile due to rounding.)

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional (a)	$622.1	59.7%		$(1.3)	-0.1%		$620.8	59.6%
Catastrophes	18.1	1.7%		(7.1)	-0.7%		11.0	1.0%
Total	$640.2	61.4%		$(8.4)	-0.8%		$631.8	60.6%

2014
Attritional (a)	$583.9	58.8%		$(2.4)	-0.2%		$581.5	58.6%
Catastrophes	20.5	2.1%		(2.4)	-0.2%		18.1	1.9%
Total	$604.4	60.9%		$(4.8)	-0.4%		$599.6	60.5%

Variance 2015/2014
Attritional (a)	$38.2	0.9	pts	$1.1	0.1	pts	$39.3	1.0	pts
Catastrophes	(2.4)	(0.4)	pts	(4.7)	(0.5)	pts	(7.1)	(0.9)	pts
Total	$35.8	0.5	pts	$(3.6)	(0.4)	pts	$32.2	0.1	pts

(a) Attritional losses exclude catastrophe losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 0.4% to $322.9 million for the three months ended June 30, 2015 compared to $321.5 million for the three months ended June 30, 2014, primarily due to increases in current year attritional losses of $6.7 million resulting primarily from higher losses in the International segment.  Current year catastrophe losses were $18.1 million for the three months ended June 30, 2015 and related to the Northern Chile storms ($10.0 million) and the New South Wales storms ($8.1 million).  The current year catastrophe losses of $20.5 million for the three months ended June 30, 2014 were due to the Japan snowstorm ($13.2 million) and the Chilean earthquake ($7.3 million).

Incurred losses and LAE increased by 5.4% to $631.8 million for the six months ended June 30, 2015 compared to $599.6 million for the six months ended June 30, 2014, primarily due to increases in current year attritional losses of $38.2 million resulting primarily from the impact of the increase in premiums earned.  Current year catastrophe losses were $18.1 million for the six months ended June 30, 2015 and related to the Northern Chile storms ($10.0 million) and the New South Wales storms ($8.1 million).  The current year catastrophe losses of $20.5 million for the six months ended June 30, 2014 were due to the Japan snowstorm ($13.2 million) and the Chilean earthquake ($7.3 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees decreased by 14.5% to $73.0 million for the three months ended June 30, 2015 compared to $85.3 million for the three months ended June 30, 2014. The quarter over quarter decline was mainly due to the impact of changes related to affiliated quota share agreements.  Commission, brokerage, taxes and fees increased by 5.0% to $169.5 million for the six months ended June 30, 2015 compared to $161.4 million for the six months ended June 30, 2014.  The year over year change was primarily due to the impact of the increase in premiums earned and changes in the mix of business.

Other Underwriting Expenses.  Other underwriting expenses were $51.6 million and $47.2 million for the three months ended June 30, 2015 and 2014, respectively, and $100.1 million and $86.4 million for the six months ended June 30, 2015 and 2014, respectively. The increases in other underwriting expenses were mainly due to the impact of the increase in premiums earned and growth in the insurance operations.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $1.8 million and ($0.5) million for the three months ended June 30, 2015 and 2014, respectively, and $3.4 million and $0.8 million for the six months ended June 30, 2015 and 2014, respectively. The increases in corporate expenses were mainly due to the timing of allocations and higher benefit plan costs.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $8.9 million and $8.8 million for the three months ended June 30, 2015 and 2014, respectively, and $17.7 million and $16.2 million for the six months ended June 30, 2015 and 2014, respectively.  The six months year over year increase was primarily due to the issuance of $400.0 million of senior notes in June, 2014, partially offset by the maturity of $250.0 million of senior notes on October 15, 2014.

Income Tax Expense (Benefit).  Income tax expense was $64.0 million and $85.2 million for the three months ended June 30, 2015 and 2014, respectively, and $114.5 million and $123.8 million for the six months ended June 30, 2015 and 2014, respectively.  Income tax expense is primarily a function of the geographic location of the Company's pre-tax income and the statutory tax rates in those jurisdictions, as affected by tax-exempt investment income.  Variations in the income tax expense generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.  The decreases in income tax expenses for the three and six months ended June 30, 2015 compared to 2014 were primarily due to lower net realized capital gains in the U.S.

Net Income (Loss).
Our net income was $133.8 million and $158.2 million for the three months ended June 30, 2015 and 2014, respectively, and $249.7 million and $244.6 million for the six months ended June 30, 2015 and 2014, respectively. The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio decreased by 1.4 points to 85.8% for the three months ended June 30, 2015, compared to 87.2% for the three months ended June 30, 2014, and increased by 1.0 point to 86.5% for the six months ended June 30, 2015, compared to 85.5% for the six months ended June 30, 2014.  The loss ratio component increased slightly by 0.2 points and 0.1 points for the three and six months ended June 30, 2015, respectively, over the same period last year.  The commission and brokerage ratio components decreased 2.4 points for the three months ended June 30, 2015, over the same period last year, primarily due to changes related to affiliated quota share agreements and remained flat for the six months ended June 30, 2015 compared to the same period last year.  The other underwriting expense ratio components increased 0.8 points and 0.9 points for the three and six months ended June 30, 2015, respectively, over the same period last year mainly due to the impact of increases in premiums earned and growth in the insurance operations.

Stockholder's Equity.
Stockholders' equity increased by $260.1 million to $4,832.8 million at June 30, 2015 from $4,572.7 million at December 31, 2014, principally as a result of $249.7 million of net income, $17.3 million of net unrealized appreciation on investments, net of tax, $7.0 million of share-based compensation transactions and $3.2 million of net benefit plan obligation adjustments, partially offset by $17.2 million of net foreign currency translation adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income increased 3.3% to $70.9 million for the three months ended June 30, 2015 compared to $68.6 million for the three months ended June 30, 2014, and increased by 8.4% to $143.5 million for the six months ended June 30, 2015 compared to $132.4 million for the six months ended June 30, 2014. These increases were primarily due to an increase in income from our limited partnership investments, an increase in dividends from Parent's shares and interest income received from the Parent on the affiliated note receivable, partially offset by lower income on fixed income securities.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2015	2014	2015	2014
Fixed maturities	$46.4	$53.9	$94.4	$105.0
Equity securities	9.9	9.2	18.6	18.1
Short-term investments and cash	0.3	0.5	0.5	0.6
Other invested assets
Limited partnerships	7.3	2.7	14.7	(0.4)
Dividends from Parent's shares	9.3	7.3	18.5	14.6
Other	1.0	0.3	1.6	2.4
Gross investment income before adjustments	74.2	73.9	148.3	140.3
Funds held interest income (expense)	0.9	1.2	3.4	3.3
Interest income from Parent	1.1	-	2.2	-
Gross investment income	76.1	75.1	153.8	143.6
Investment expenses	(5.2)	(6.4)	(10.3)	(11.2)
Net investment income	$70.9	$68.6	$143.5	$132.4

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	June 30,	December 31,
	2015	2014
Imbedded pre-tax yield of cash and invested assets at December 31	3.0%	3.1%
Imbedded after-tax yield of cash and invested assets at December 31	2.1%	2.2%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Annualized pre-tax yield on average cash and invested assets	3.4%	3.2%	3.5%	3.1%
Annualized after-tax yield on average cash and invested assets	2.4%	2.2%	2.4%	2.2%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2015	2014	Variance	2015	2014	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$5.1	$3.8	$1.3	$7.6	$5.1	$2.5
Losses	(17.3)	(4.7)	(12.6)	(31.3)	(8.0)	(23.3)
Total	(12.2)	(0.9)	(11.3)	(23.7)	(2.9)	(20.8)

Fixed maturity securities, fair value
Gains	-	-	-	-	1.2	(1.2)
Losses	-	-	-	-	(0.3)	0.3
Total	-	-	-	-	0.9	(0.9)

Equity securities, fair value
Gains	7.3	3.7	3.6	12.4	10.3	2.1
Losses	(7.6)	(2.0)	(5.6)	(12.8)	(9.9)	(2.9)
Total	(0.3)	1.7	(2.0)	(0.4)	0.4	(0.8)

Total net realized gains (losses) from sales
Gains	12.4	7.5	4.9	20.1	16.6	3.5
Losses	(24.9)	(6.7)	(18.2)	(44.1)	(18.2)	(25.9)
Total	(12.4)	0.8	(13.2)	(24.0)	(1.6)	(22.4)

Other than temporary impairments:	(8.8)	(0.2)	(8.6)	(32.9)	(0.2)	(32.7)

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	-	-	-	0.1	-	0.1
Equity securities, fair value	(5.3)	52.2	(57.5)	15.6	78.0	(62.4)
Other invested assets, fair value	77.8	72.3	5.5	113.8	44.9	68.9
Total	72.5	124.5	(52.0)	129.5	122.9	6.6

Total net realized gains (losses)	$51.2	$125.1	$(73.9)	$72.5	$121.1	$(48.6)

(Some amounts may not reconcile due to rounding)

Net realized capital gains were $51.2 million and $125.1 million for the three months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015, we recorded $72.5 million of net realized capital gains due to fair value re-measurements on equity securities and other invested assets, partially offset by $12.4 million of net realized capital losses from sales of fixed maturity and equity securities and $8.8 million of other-than-temporary impairments. The fixed maturity and equity sales for the three months ended June 30, 2015 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.  For the three months ended June 30, 2014, we recorded $124.5 million of net realized capital gains due to fair value re-measurements on equity securities and other invested assets and $0.8 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $0.2 million of other-than-temporary impairments.

Net realized capital gains were $72.5 million and $121.1 million for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015, we recorded $129.5 million of net realized capital gains due to fair value re-measurements on fixed maturity securities, equity securities and other invested assets, partially offset by $32.9 million of other-than-temporary impairments and $24.0 million of net realized capital losses from sales of fixed maturity and equity securities. The fixed maturity and equity sales for the six months ended June 30, 2015 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.  For the six months ended June 30, 2014, we recorded $122.9 million of net realized capital gains due to fair value re-measurements on equity securities and other invested assets, partially offset by $1.6 million of net realized capital losses from sales of fixed maturity and equity securities and $0.2 million of other-than-temporary impairments.

Segment Results.
The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and A&H business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re's branches in Canada, Singapore and through offices in Brazil, Miami and New Jersey.  The Insurance operation writes property and casualty insurance directly and through general agents, brokers and surplus lines brokers within the U.S.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2015	2014	Variance	% Change	2015	2014	Variance	% Change
Gross written premiums	$451.1	$453.1	$(2.1)	-0.5%	$1,013.7	$983.4	$30.3	3.1%
Net written premiums	184.7	215.1	(30.4)	-14.1%	425.4	466.6	(41.2)	-8.8%

Premiums earned	$235.4	$246.3	$(10.8)	-4.4%	$490.8	$464.5	$26.4	5.7%
Incurred losses and LAE	116.5	129.7	(13.2)	-10.2%	227.9	245.7	(17.7)	-7.2%
Commission and brokerage	34.7	53.4	(18.7)	-35.0%	93.1	93.5	(0.4)	-0.5%
Other underwriting expenses	11.8	11.5	0.4	3.1%	23.3	20.9	2.4	11.5%
Underwriting gain (loss)	$72.4	$51.8	$20.7	40.0%	$146.5	$104.3	$42.2	40.4%

				Point Chg				Point Chg
Loss ratio	49.5%	52.7%		(3.2)	46.4%	52.9%		(6.5)
Commission and brokerage ratio	14.7%	21.7%		(7.0)	19.0%	20.1%		(1.1)
Other underwriting expense ratio	5.0%	4.6%		0.4	4.8%	4.5%		0.3
Combined ratio	69.2%	79.0%		(9.8)	70.2%	77.5%		(7.3)

(Some amounts may not reconcile due to rounding)

Premiums.  Gross written premiums decreased by 0.5% to $451.1 million for the three months ended June 30, 2015 from $453.1 million for the three months ended June 30, 2014, primarily due to a decrease in treaty casualty business, partially offset by an increase in treaty property business.  Net written premiums decreased by 14.1% to $184.7 million for the three months ended June 30, 2015 compared to $215.1 million for the three months ended June 30, 2014.  The difference between the change in gross written premiums compared to the change in net written premiums was due to a higher utilization of reinsurance primarily related to affiliated quota share contracts.  Premiums earned decreased 4.4% to $235.4 million for the three months ended June 30, 2015 compared to $246.3 million for the three months ended June 30, 2014.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 3.1% to $1,013.7 million for the six months ended June 30, 2015 from $983.4 million for the six months ended June 30, 2014, primarily due to an increase in treaty property business, partially offset by a decline in treaty casualty business. Net written premiums decreased by 8.8% to $425.4 million for the six months ended June 30, 2015 compared to $466.6 million for the six months ended June 30, 2014.  The variance between the increase in gross written premiums compared to the decrease in net written premiums is primarily due to a higher utilization of reinsurance primarily related to affiliated quota share contracts.  Premiums earned increased 5.7% to $490.8 million for the six months ended June 30, 2015 compared to $464.5 million for the six months ended June 30, 2014.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$135.4	57.5%		$(15.3)	-6.5%		$120.1	51.0%
Catastrophes	-	0.0%		(3.6)	-1.5%		(3.6)	-1.5%
Total segment	$135.4	57.5%		$(18.9)	-8.0%		$116.5	49.5%

2014
Attritional	$127.4	51.7%		$(1.6)	-0.6%		$125.8	51.1%
Catastrophes	3.2	1.3%		0.7	0.3%		3.9	1.6%
Total segment	$130.6	53.0%		$(0.9)	-0.3%		$129.7	52.7%

Variance 2015/2014
Attritional	$8.0	5.8	pts	$(13.7)	(5.9)	pts	$(5.7)	(0.1)	pts
Catastrophes	(3.2)	(1.3)	pts	(4.3)	(1.8)	pts	(7.5)	(3.1)	pts
Total segment	$4.8	4.5	pts	$(18.0)	(7.7)	pts	$(13.2)	(3.2)	pts

(Some amounts may not reconcile due to rounding.)

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$252.9	51.5%		$(18.9)	-3.9%		$233.9	47.6%
Catastrophes	-	0.0%		(6.0)	-1.2%		(6.0)	-1.2%
Total segment	$252.9	51.5%		$(24.9)	-5.1%		$227.9	46.4%

2014
Attritional	$248.0	53.3%		$(4.8)	-1.0%		$243.2	52.3%
Catastrophes	3.2	0.7%		(0.7)	-0.1%		2.5	0.6%
Total segment	$251.2	54.0%		$(5.5)	-1.1%		$245.7	52.9%

Variance 2015/2014
Attritional	$4.9	(1.8)	pts	$(14.1)	(2.9)	pts	$(9.2)	(4.7)	pts
Catastrophes	(3.2)	(0.7)	pts	(5.3)	(1.1)	pts	(8.5)	(1.8)	pts
Total segment	$1.7	(2.5)	pts	$(19.4)	(4.0)	pts	$(17.7)	(6.5)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses decreased by 10.2% to $116.5 million for the three months ended June 30, 2015 compared to $129.7 million for the three months ended June 30, 2014, primarily due to a decrease in prior years' attritional losses of $13.7 million related to treaty casualty and marine lines of business and favorable development of $4.3 million on prior years' catastrophe losses in 2015 compared to 2014 mainly related to U.S. Storms, partially offset by an increase in current year attritional losses of $8.0 million.  There were no current year catastrophe losses for the three months ended June 30, 2015. The $3.2 million of current year catastrophe losses for the three months ended June 30, 2014 related to the Japan snowstorm.

Incurred losses decreased by 7.2% to $227.9 million for the six months ended June 30, 2015 compared to $245.7 million for the six months ended June 30, 2014, primarily due to a decrease in prior years' attritional losses of $14.1 million related to treaty casualty and marine lines of business and favorable development of $5.3 million on prior years' catastrophe losses in 2015 compared to 2014 mainly related to U.S. Storms, partially offset by an increase in current year attritional losses of $4.9 million. There were no current year catastrophe losses for the six months ended June 30, 2015. The $3.2 million of current year catastrophe losses for the six months ended June 30, 2014 related to the Japan snowstorm.

Segment Expenses.  Commission and brokerage decreased by 35.0% to $34.7 million for the three months ended June 30, 2015 compared to $53.4 million for the three months ended June 30, 2014. The variance was primarily due to the impact of the decrease in premiums earned and changes related to the affiliated quota share contracts.  Commission and brokerage decreased by 0.5% to $93.1 million for the six months ended June 30, 2015 compared to $93.5 million for the six months ended June 30, 2014. This variance was primarily due to higher contingent commissions and changes related to the affiliated quota share contracts, partially offset by the impact of the increase in premiums earned.

Segment other underwriting expenses were comparable at $11.8 million for the three months ended June 30, 2015 from $11.5 million for the three months ended June 30, 2014. Segment other underwriting expenses increased to $23.3 million for the six months ended June 30, 2015 from $20.9 million for the six months ended June 30, 2014. The six months year over year increase was primarily due to the impact of the increase in premiums earned.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2015	2014	Variance	% Change	2015	2014	Variance	% Change
Gross written premiums	$311.7	$466.0	$(154.4)	-33.1%	$645.3	$794.9	$(149.6)	-18.8%
Net written premiums	147.4	147.2	0.2	0.1%	269.1	288.7	(19.6)	-6.8%

Premiums earned	$157.9	$147.7	$10.2	6.9%	$298.6	$292.7	$5.9	2.0%
Incurred losses and LAE	110.0	88.9	21.1	23.8%	211.5	172.5	39.0	22.6%
Commission and brokerage	31.2	27.4	3.8	14.0%	65.2	56.6	8.7	15.3%
Other underwriting expenses	8.0	8.1	-	-0.5%	16.2	15.9	0.2	1.5%
Underwriting gain (loss)	$8.6	$23.3	$(14.7)	-63.1%	$5.7	$47.8	$(42.0)	-88.0%

				Point Chg				Point Chg
Loss ratio	69.7%	60.2%		9.5	70.8%	58.9%		11.9
Commission and brokerage ratio	19.8%	18.6%		1.2	21.8%	19.3%		2.5
Other underwriting expense ratio	5.1%	5.4%		(0.3)	5.5%	5.5%		-
Combined ratio	94.6%	84.2%		10.4	98.1%	83.7%		14.4

(Some amounts may not reconcile due to rounding)

Premiums.  Gross written premiums decreased by 33.1% to $311.7 million for the three months ended June 30, 2015 compared to $466.0 million for the three months ended June 30, 2014, primarily due to reductions in premiums related to the quota share agreements from the second quarter of 2014 and the negative impact of approximately $22.8 million from the movement of foreign exchange rates.  Net written premiums increased by 0.1% to $147.4 million for the three months ended June 30, 2015 compared to $147.2 million for the three months ended June 30, 2014.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance related to the quota share contracts.  Premiums earned increased 6.9% to $157.9 million for the three months ended June 30, 2015 compared to $147.7 million for the three months ended June 30, 2014.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 18.8% to $645.3 million for the six months ended June 30, 2015 compared to $794.9 million for the six months ended June 30, 2014, primarily due to reductions in premiums related to the quota share agreements from the second quarter of 2014 and the negative impact of approximately $35.2 million from the movement of foreign exchange rates.  Net written premiums decreased by 6.8% to $269.1 million for the six months ended June 30, 2015 compared to $288.7 million for the six months ended June 30, 2014.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance related to the quota share contracts.  Premiums earned increased 2.0% to $298.6 million for the six months ended June 30, 2015 compared to $292.7 million for the six months ended June 30, 2014.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$94.1	59.7%		$(0.9)	-0.7%		$93.2	59.0%
Catastrophes	18.1	11.5%		(1.3)	-0.8%		16.8	10.7%
Total segment	$112.2	71.2%		$(2.2)	-1.5%		$110.0	69.7%

2014
Attritional	$72.4	49.0%		$(0.5)	-0.3%		$71.9	48.7%
Catastrophes	17.3	11.7%		(0.4)	-0.2%		16.9	11.5%
Total segment	$89.7	60.7%		$(0.9)	-0.5%		$88.9	60.2%

Variance 2015/2014
Attritional	$21.7	10.7	pts	$(0.4)	(0.4)	pts	$21.3	10.3	pts
Catastrophes	0.8	(0.2)	pts	(0.9)	(0.6)	pts	(0.1)	(0.8)	pts
Total segment	$22.5	10.5	pts	$(1.3)	(1.0)	pts	$21.1	9.5	pts

(Some amounts may not reconcile due to rounding.)

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$193.8	65.0%		$0.7	0.1%		$194.5	65.1%
Catastrophes	18.1	6.1%		(1.2)	-0.4%		17.0	5.7%
Total segment	$211.9	71.1%		$(0.5)	-0.3%		$211.5	70.8%

2014
Attritional	$157.1	53.7%		$(0.2)	-0.1%		$156.9	53.6%
Catastrophes	17.3	5.9%		(1.7)	-0.6%		15.6	5.3%
Total segment	$174.4	59.6%		$(1.9)	-0.7%		$172.5	58.9%

Variance 2015/2014
Attritional	$36.7	11.3	pts	$0.9	0.2	pts	$37.6	11.5	pts
Catastrophes	0.8	0.2	pts	0.5	0.2	pts	1.4	0.4	pts
Total segment	$37.5	11.5	pts	$1.4	0.4	pts	$39.0	11.9	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 23.8% to $110.0 million for the three months ended June 30, 2015 compared to $88.9 million for the three months ended June 30, 2014, primarily due to the increase in current year attritional losses of $21.7 million. The increase in attritional losses was primarily due to the increase in premiums earned and higher losses in the Middle East, Africa and Latin America. The $18.1 million of current year catastrophe losses for the three months ended June 30, 2015 were due to the Northern Chile storms ($10.0 million) and the New South Wales storms ($8.1 million). The $17.3 million of current year catastrophe losses for the three months ended June 30, 2014 were due to the Japan snowstorm ($10.0 million) and the Chilean earthquake ($7.3 million).

Incurred losses and LAE increased by 22.6% to $211.5 million for the six months ended June 30, 2015 compared to $172.5 million for the six months ended June 30, 2014, primarily due to the increase in current year attritional losses of $36.7 million. The increase in attritional losses was primarily due to higher losses in the Middle East, Africa and Latin America. The $18.1 million of current year catastrophe losses for the six months ended June 30, 2015 were due to the Northern Chile storms ($10.0 million) and the New South Wales storms ($8.1 million). The $17.3 million of current year catastrophe losses for the six months ended June 30, 2014 were due to the Japan snowstorm ($10.0 million) and the Chilean earthquake ($7.3 million).

Segment Expenses.  Commission and brokerage increased 14.0% to $31.2 million for the three months ended June 30, 2015 compared to $27.4 million for the three months ended June 30, 2014. Commission and brokerage increased 15.3% to $65.2 million for the six months ended June 30, 2015 compared to $56.6 million for the six months ended June 30, 2014. The variances were primarily due to the impact of the increases in premiums earned and changes related to the affiliated quota share contracts.

Segment other underwriting expenses decreased slightly to $8.0 million for the three months ended June 30, 2015 compared to $8.1 million for the three months ended June 30, 2014. Segment other underwriting expenses increased slightly to $16.2 million for the six months ended June 30, 2015 compared to $15.9 million for the six months ended June 30, 2014.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2015	2014	Variance	% Change	2015	2014	Variance	% Change
Gross written premiums	$326.7	$305.7	$21.0	6.9%	$657.2	$531.0	$126.3	23.8%
Net written premiums	140.4	130.4	9.9	7.6%	286.4	237.2	49.3	20.8%

Premiums earned	$128.1	$126.7	$1.3	1.1%	$253.0	$234.0	$19.0	8.1%
Incurred losses and LAE	96.4	103.0	(6.6)	-6.4%	192.4	181.4	10.9	6.0%
Commission and brokerage	7.0	4.5	2.5	54.7%	11.2	11.3	(0.1)	-1.3%
Other underwriting expenses	31.7	27.6	4.1	14.9%	60.6	49.5	11.1	22.3%
Underwriting gain (loss)	$(7.0)	$(8.4)	$1.3	-15.9%	$(11.1)	$(8.3)	$(2.8)	33.9%

				Point Chg				Point Chg
Loss ratio	75.3%	81.2%		(5.9)	76.0%	77.5%		(1.5)
Commission and brokerage ratio	5.5%	3.6%		1.9	4.4%	4.8%		(0.4)
Other underwriting expense ratio	24.7%	21.8%		2.9	24.0%	21.3%		2.7
Combined ratio	105.5%	106.6%		(1.1)	104.4%	103.6%		0.8

(Some amounts may not reconcile due to rounding)
Premiums.  Gross written premiums increased by 6.9% to $326.7 million for the three months ended June 30, 2015 compared to $305.7 million for the three months ended June 30, 2014.  This increase was primarily driven by an increase in various property and casualty lines of business, partially offset by a decline in crop premium.  Net written premiums increased by 7.6% to $140.4 million for the three months ended June 30, 2015 compared to $130.4 million for the three months ended June 30, 2014, which is consistent with the change in gross written premiums.  Premiums earned increased 1.1% to $128.1 million for the three months ended June 30, 2015 compared to $126.7 million for the three months ended June 30, 2014. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 23.8% to $657.2 million for the six months ended June 30, 2015 compared to $531.0 million for the six months ended June 30, 2014.  This increase was primarily driven by an increase in workers' compensation and other property and casualty lines of business.  Net written premiums increased by 20.8% to $286.4 million for the six months ended June 30, 2015 compared to $237.2 million for the six months ended June 30, 2014, which is consistent with the change in gross written premiums.  Premiums earned increased 8.1% to $253.0 million for the six months ended June 30, 2015 compared to $234.0 million for the six months ended June 30, 2014. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$79.7	62.3%		$16.6	13.0%		$96.3	75.3%
Catastrophes	-	0.0%		0.1	0.0%		0.1	0.0%
Total segment	$79.7	62.3%		$16.7	13.0%		$96.4	75.3%

2014
Attritional	$102.8	81.1%		$0.2	0.1%		$103.0	81.2%
Catastrophes	-	0.0%		(0.1)	0.0%		(0.1)	0.0%
Total segment	$102.8	81.1%		$0.1	0.1%		$103.0	81.2%

Variance 2015/2014
Attritional	$(23.1)	(18.8)	pts	$16.4	12.9	pts	$(6.7)	(5.9)	pts
Catastrophes	-	-	pts	0.2	-	pts	0.2	-	pts
Total segment	$(23.1)	(18.8)	pts	$16.6	12.9	pts	$(6.6)	(5.9)	pts

(Some amounts may not reconcile due to rounding.)

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$175.4	69.3%		$17.0	6.7%		$192.4	76.0%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$175.4	69.3%		$17.0	6.7%		$192.4	76.0%

2014
Attritional	$178.8	76.4%		$2.6	1.1%		$181.4	77.5%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$178.8	76.4%		$2.6	1.1%		$181.4	77.5%

Variance 2015/2014
Attritional	$(3.4)	(7.1)	pts	$14.4	5.6	pts	$10.9	(1.5)	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total segment	$(3.4)	(7.1)	pts	$14.4	5.6	pts	$10.9	(1.5)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 6.4% to $96.4 million for the three months ended June 30, 2015 compared to $103.0 million for the three months ended June 30, 2014, mainly due to a decrease of $23.1 million in current year attritional losses, partially offset by an increase of $16.4 million in prior years' attritional losses primarily related to run-off excess casualty business.  There were no current year catastrophe losses for the three months ended June 30, 2015 and 2014.

Incurred losses and LAE increased by 6.0% to $192.4 million for the six months ended June 30, 2015 compared to $181.4 million for the six months ended June 30, 2014, mainly due to an increase of $14.4 million in prior years' attritional losses related primarily to run-off excess casualty business. There were no current year catastrophe losses for the six months ended June 30, 2015 and 2014.

Segment Expenses.  Commission and brokerage increased 54.7% to $7.0 million for the three months ended June 30, 2015 compared to $4.5 million for the three months ended June 30, 2014. This increase was primarily driven by the impact of the increase in premiums earned and the change in the mix of business. Commission and brokerage decreased slightly to $11.2 million for the six months ended June 30, 2015 compared to $11.3 million for the six months ended June 30, 2014.

Segment other underwriting expenses increased to $31.7 million for the three months ended June 30, 2015 compared to $27.6 million for the three months ended June 30, 2014. Segment other underwriting expenses increased to $60.6 million for the six months ended June 30, 2015 compared to $49.5 million for the six months ended June 30, 2014. The increases were primarily due to the impact of the increases in premiums earned and growth in the insurance operations.

Market Sensitive Instruments.
The SEC's Financial Reporting Release #48 requires registrants to clarify and expand upon the existing financial statement disclosure requirements for derivative financial instruments, derivative commodity instruments and other financial instruments (collectively, "market sensitive instruments").  We do not generally enter into market sensitive instruments for trading purposes.

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

Interest Rate Risk.  Our $9.6 billion investment portfolio, at June 30, 2015, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $662.3 million of mortgage-backed securities in the $5,281.9 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $531.5 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates for mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At June 30, 2015
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$6,114.4	$5,967.0	$5,813.4	$5,653.3	$5,489.6
Market/Fair Value Change from Base (%)	5.2%	2.6%	0.0%	-2.8%	-5.6%
Change in Unrealized Appreciation
After-tax from Base ($)	$195.6	$99.9	$-	$(104.1)	$(210.5)

We had $7,888.3 million and $7,843.9 million of gross reserves for losses and LAE as of June 30, 2015 and December 31, 2014, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At June 30, 2015
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,053.9	$1,185.7	$1,317.4	$1,449.2	$1,580.9
After-tax Change in Fair/Market Value	(171.3)	(85.6)	-	85.6	171.3

Foreign Exchange Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S. ("foreign") operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Singapore and Canadian Dollars.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of June 30, 2015, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2014.

SAFE HARBOR DISCLOSURE
This report contains forward-looking statements within the meaning of the U.S. federal securities laws.  We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws.  In some cases, these statements can be identified by the use of forward-looking words such as "may", "will", "should", "could", "anticipate", "estimate", "expect", "plan", "believe", "predict", "potential" and "intend".  Forward-looking statements contained in this report include information regarding our reserves for losses and LAE, the adequacy of our provision for uncollectible balances, estimates of our catastrophe exposure, the effects of catastrophic events on our financial statements and the ability of our subsidiaries to pay dividends.  Forward-looking statements only reflect our expectations and are not guarantees of performance.  These statements involve risks, uncertainties and assumptions.  Actual events or results may differ materially from our expectations.  Important factors that could cause our actual events or results to be materially different from our expectations include those discussed under the caption ITEM 1A, "Risk Factors" in the Company's most recent 10-K filing.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Instruments.  See "Market Sensitive Instruments" in PART I – ITEM 2.

ITEM 4.                CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the quarter covered by this report.

PART II

ITEM 1.    LEGAL PROCEEDINGS

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company's rights and obligations under insurance and reinsurance agreements.  In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it.  In other matters, the Company is resisting attempts by others to collect funds or enforce alleged rights.  These disputes arise from time to time and are ultimately resolved through both informal and formal means, including negotiated resolution, arbitration and litigation.  In all such matters, the Company believes that its positions are legally and commercially reasonable.  The Company considers the statuses of these proceedings when determining its reserves for unpaid loss and loss adjustment expenses.

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

Dated:  August 14, 2015