Form 10-Q
period 2015-09-30
EVEREST REINSURANCE HOLDINGS INC
filed 2015-11-16
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2015	Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
Delaware	22-3263609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer		Accelerated filer
Non-accelerated filer	X	Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At November 1, 2015
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2015 (unaudited) and
	December 31, 2014	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three and nine months ended September 30, 2015 and 2014 (unaudited)	2

	Consolidated Statements of Changes in Stockholder's Equity for the three and nine
	months ended September 30, 2015 and 2014 (unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2015 and 2014 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operation	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Mine Safety Disclosures	45

Item 5.	Other Information	45

Item 6.	Exhibits	45

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except par value per share)	2015	2014
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$5,384,362	$5,293,411
(amortized cost: 2015, $5,327,880; 2014, $5,235,523)
Fixed maturities - available for sale, at fair value	-	1,509
Equity securities - available for sale, at market value (cost: 2015, $0; 2014, $15)	-	16
Equity securities - available for sale, at fair value	1,199,347	1,299,037
Short-term investments	382,233	564,364
Other invested assets (cost: 2015, $427,980; 2014, $435,010)	427,980	435,010
Other invested assets, at fair value	1,684,860	1,655,311
Cash	276,132	323,975
Total investments and cash	9,354,914	9,572,633
Note receivable - affiliated	250,000	250,000
Accrued investment income	48,522	45,386
Premiums receivable	1,306,646	1,086,203
Reinsurance receivables - unaffiliated	712,958	659,303
Reinsurance receivables - affiliated	3,459,615	3,372,715
Funds held by reinsureds	181,146	182,159
Deferred acquisition costs	89,267	109,262
Prepaid reinsurance premiums	849,228	809,083
Other assets	298,322	235,576
TOTAL ASSETS	$16,550,618	$16,322,320

LIABILITIES:
Reserve for losses and loss adjustment expenses	$7,878,119	$7,843,856
Unearned premium reserve	1,468,945	1,442,122
Funds held under reinsurance treaties	101,842	101,743
Losses in the course of payment	310,398	178,521
Commission reserves	52,936	63,110
Other net payable to reinsurers	971,929	1,028,549
4.868% Senior notes due 6/1/2044	400,000	400,000
6.6% Long term notes due 5/1/2067	238,367	238,364
Accrued interest on debt and borrowings	12,341	3,537
Income taxes	24,378	46,835
Unsettled securities payable	39,309	41,092
Other liabilities	264,795	361,874
Total liabilities	11,763,359	11,749,603

Commitments and Contingencies (Note 6)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2015 and 2014)	-	-
Additional paid-in capital	372,566	362,293
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of ($19,525) at 2015 and $2,434 at 2014	(36,263)	4,519
Retained earnings	4,450,956	4,205,905
Total stockholder's equity	4,787,259	4,572,717
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$16,550,618	$16,322,320

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$546,050	$569,597	$1,588,536	$1,560,778
Net investment income	63,363	83,446	206,869	215,869
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(10,502)	-	(43,433)	(199)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Realized gain on sale of subsidiary	94,704	-	94,704	-
Other net realized capital gains (losses)	(111,193)	(160)	(100,445)	121,103
Total net realized capital gains (losses)	(121,695)	(160)	(49,174)	120,904
Other income (expense)	10,828	(3,739)	38,950	(15,576)
Total revenues	498,546	649,144	1,785,181	1,881,975

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	370,754	380,580	1,002,513	980,143
Commission, brokerage, taxes and fees	72,151	79,168	241,635	240,584
Other underwriting expenses	56,953	50,623	157,069	137,032
Corporate expenses	1,637	4,620	5,031	5,398
Interest, fee and bond issue cost amortization expense	8,859	12,292	26,576	28,539
Total claims and expenses	510,354	527,283	1,432,824	1,391,696

INCOME (LOSS) BEFORE TAXES	(11,808)	121,861	352,357	490,279
Income tax expense (benefit)	(7,149)	21,720	107,306	145,498

NET INCOME (LOSS)	$(4,659)	$100,141	$245,051	$344,781

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(29,878)	(26,221)	(49,866)	13,678
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	11,625	(696)	48,951	1,459
Total URA(D) on securities arising during the period	(18,253)	(26,917)	(915)	15,137

Foreign currency translation adjustments	(27,473)	(7,472)	(44,636)	(8,587)

Benefit plan actuarial net gain (loss) for the period	-	-	-	-
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	1,556	825	4,769	2,366
Total benefit plan net gain (loss) for the period	1,556	825	4,769	2,366
Total other comprehensive income (loss), net of tax	(44,170)	(33,564)	(40,782)	8,916

COMPREHENSIVE INCOME (LOSS)	$(48,829)	$66,577	$204,269	$353,697

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER'S EQUITY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share amounts)	2015	2014	2015	2014
	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$369,284	$357,537	$362,293	$351,051
Share-based compensation plans	3,282	2,453	10,273	8,939
Balance, end of period	372,566	359,990	372,566	359,990

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	7,907	130,128	4,519	87,648
Net increase (decrease) during the period	(44,170)	(33,564)	(40,782)	8,916
Balance, end of period	(36,263)	96,564	(36,263)	96,564

RETAINED EARNINGS:
Balance, beginning of period	4,455,615	3,996,419	4,205,905	3,751,779
Net income (loss)	(4,659)	100,141	245,051	344,781
Balance, end of period	4,450,956	4,096,560	4,450,956	4,096,560

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$4,787,259	$4,553,114	$4,787,259	$4,553,114

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(Dollars in thousands)	2015	2014
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$245,051	$344,781
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(225,922)	(237,390)
Decrease (increase) in funds held by reinsureds, net	589	762
Decrease (increase) in reinsurance receivables	(169,328)	(778,374)
Decrease (increase) in income taxes	(212)	12,264
Decrease (increase) in prepaid reinsurance premiums	(44,177)	(198,306)
Increase (decrease) in reserve for losses and loss adjustment expenses	107,006	150,411
Increase (decrease) in unearned premiums	34,627	241,650
Increase (decrease) in other net payable to reinsurers	(50,813)	353,468
Increase (decrease) in losses in course of payment	133,244	164,072
Change in equity adjustments in limited partnerships	(16,409)	(17,643)
Distribution of limited partnership income	36,883	32,548
Change in other assets and liabilities, net	(2,719)	(2,744)
Non-cash compensation expense	6,303	5,700
Amortization of bond premium (accrual of bond discount)	13,978	14,502
Amortization of underwriting discount on senior notes	3	43
Net realized capital (gains) losses	49,174	(120,904)
Net cash provided by (used in) operating activities	117,278	(35,160)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	696,268	829,363
Proceeds from fixed maturities matured/called - available for sale, at fair value	-	875
Proceeds from fixed maturities sold - available for sale, at market value	418,284	547,682
Proceeds from fixed maturities sold - available for sale, at fair value	1,824	23,855
Proceeds from equity securities sold - available for sale, at market value	16	-
Proceeds from equity securities sold - available for sale, at fair value	442,276	404,627
Proceeds from sale of subsidiary (net of cash disposed)	3,934	-
Distributions from other invested assets	36,130	41,854
Cost of fixed maturities acquired - available for sale, at market value	(1,403,187)	(2,008,937)
Cost of fixed maturities acquired - available for sale, at fair value	(234)	(23,684)
Cost of equity securities acquired - available for sale, at fair value	(442,306)	(237,749)
Cost of other invested assets acquired	(49,575)	(76,717)
Net change in short-term investments	176,876	97,262
Net change in unsettled securities transactions	(12,069)	(9,474)
Net cash provided by (used in) investing activities	(131,763)	(411,043)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	3,970	3,239
Net proceeds from issuance of senior notes	-	400,000
Net cash provided by (used in) financing activities	3,970	403,239

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(37,328)	1,575

Net increase (decrease) in cash	(47,843)	(41,389)
Cash, beginning of period	323,975	316,807
Cash, end of period	$276,132	$275,418

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$104,727	$129,608
Interest paid	17,608	14,719

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2015 and 2014

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

Effective July 13, 2015, the Company sold all of the outstanding shares of capital stock of a wholly-owned subsidiary entity, Mt. McKinley Insurance Company ("Mt. McKinley"), to Clearwater Insurance Company. The operating results of Mt. McKinley through July 13, 2015 are included within the Company's financial statements.

2.      BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2015 and 2014 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), has been omitted since it is not required for interim reporting purposes. The December 31, 2014 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2014, 2013 and 2012 included in the Company's most recent Form 10-K filing.

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

3.      INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments ("OTTI") in accumulated other comprehensive income ("AOCI") are as follows for the periods indicated:

	At September 30, 2015
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$222,879	$4,634	$(69)	$227,444	$-
Obligations of U.S. states and political subdivisions	683,715	32,088	(1,524)	714,279	-
Corporate securities	2,012,649	35,136	(48,623)	1,999,162	6
Asset-backed securities	132,004	689	(232)	132,461	-
Mortgage-backed securities
Commercial	62,616	1,960	(55)	64,521	-
Agency residential	720,508	7,833	(2,306)	726,035	-
Non-agency residential	141	27	-	168	-
Foreign government securities	448,501	25,864	(9,658)	464,707	-
Foreign corporate securities	1,044,867	33,424	(22,706)	1,055,585	16
Total fixed maturity securities	$5,327,880	$141,655	$(85,173)	$5,384,362	$22
Equity securities	$-	$-	$-	$-	$-

	At December 31, 2014
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$135,724	$1,416	$(304)	$136,836	$-
Obligations of U.S. states and political subdivisions	783,129	41,969	(626)	824,472	-
Corporate securities	1,992,200	39,954	(53,219)	1,978,935	(9,735)
Asset-backed securities	94,470	727	(374)	94,823	-
Mortgage-backed securities
Commercial	57,027	2,292	(51)	59,268	-
Agency residential	596,140	6,697	(4,720)	598,117	-
Non-agency residential	271	44	-	315	-
Foreign government securities	515,016	27,415	(5,344)	537,087	-
Foreign corporate securities	1,061,546	27,832	(25,820)	1,063,558	-
Total fixed maturity securities	$5,235,523	$148,346	$(90,458)	$5,293,411	$(9,735)
Equity securities	$15	$1	$-	$16	$-

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

	At September 30, 2015		At December 31, 2014
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$345,345	$345,322	$385,721	$384,022
Due after one year through five years	2,495,023	2,506,790	2,387,533	2,369,917
Due after five years through ten years	970,585	971,624	1,025,221	1,029,077
Due after ten years	601,658	637,441	689,140	757,872
Asset-backed securities	132,004	132,461	94,470	94,823
Mortgage-backed securities
Commercial	62,616	64,521	57,027	59,268
Agency residential	720,508	726,035	596,140	598,117
Non-agency residential	141	168	271	315
Total fixed maturity securities	$5,327,880	$5,384,362	$5,235,523	$5,293,411

The changes in net unrealized appreciation (depreciation) for the Company's investments are derived from the following sources for the periods as indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(28,103)	$(41,410)	$(11,164)	$23,285
Fixed maturity securities, other-than-temporary impairment	22	-	9,757	-
Equity securities	-	1	(1)	3
Change in unrealized appreciation (depreciation), pre-tax	(28,081)	(41,409)	(1,408)	23,288
Deferred tax benefit (expense)	9,835	14,492	3,907	(8,151)
Deferred tax benefit (expense), other-than-temporary impairment	(7)	-	(3,414)	-
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$(18,253)	$(26,917)	$(915)	$15,137

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at September 30, 2015 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$201	$(1)	$1,844	$(68)	$2,045	$(69)
Obligations of U.S. states and political subdivisions	20,162	(316)	35,460	(1,208)	55,622	(1,524)
Corporate securities	647,568	(34,098)	291,894	(14,525)	939,462	(48,623)
Asset-backed securities	49,224	(203)	8,601	(29)	57,825	(232)
Mortgage-backed securities
Commercial	6,003	(55)	-	-	6,003	(55)
Agency residential	97,964	(762)	157,863	(1,544)	255,827	(2,306)
Non-agency residential	-	-	-	-	-	-
Foreign government securities	115,876	(3,827)	66,812	(5,831)	182,688	(9,658)
Foreign corporate securities	286,978	(18,810)	72,392	(3,896)	359,370	(22,706)
Total fixed maturity securities	$1,223,976	$(58,072)	$634,866	$(27,101)	$1,858,842	$(85,173)
Equity securities	-	-	-	-	-	-
Total	$1,223,976	$(58,072)	$634,866	$(27,101)	$1,858,842	$(85,173)

	Duration of Unrealized Loss at September 30, 2015 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$36,780	$(1,633)	$17,019	$(1,710)	$53,799	$(3,343)
Due in one year through five years	594,454	(29,341)	304,349	(15,213)	898,803	(44,554)
Due in five years through ten years	382,520	(23,273)	109,012	(7,616)	491,532	(30,889)
Due after ten years	57,031	(2,805)	38,022	(989)	95,053	(3,794)
Asset-backed securities	49,224	(203)	8,601	(29)	57,825	(232)
Mortgage-backed securities	103,967	(817)	157,863	(1,544)	261,830	(2,361)
Total fixed maturity securities	$1,223,976	$(58,072)	$634,866	$(27,101)	$1,858,842	$(85,173)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at September 30, 2015 were $1,858,842 thousand and $85,173 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at September 30, 2015, did not exceed 0.3% of the overall market value of the Company's fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $58,072 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were primarily comprised of domestic and foreign corporate securities and foreign government securities.  The majority of these unrealized losses are attributable to unrealized losses in the energy sector, $36,358 thousand, as falling oil prices disrupted the market values for this sector, particularly for oil exploration, production and servicing companies and unrealized foreign exchange losses, $11,313 thousand, as the U.S. dollar has strengthened against other currencies. The $27,101 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, foreign government securities and agency residential mortgage-backed securities. The majority of these unrealized losses are attributable to unrealized foreign exchange losses, $13,322 thousand, as the U.S. dollar has strengthened against other currencies and unrealized losses in the energy sector, $5,056 thousand, as falling oil prices disrupted the market values for this sector, particularly for oil exploration, production and servicing companies. The Company did not have any sub-prime or alt-A loans with gross unrealized depreciation at September 30, 2015.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

Other invested assets, at fair value, are comprised of common shares of the Company's ultimate parent, Group.  At September 30, 2015, the Company held 9,719,971 shares of Group representing 18% of the total outstanding shares.

The components of net investment income are presented in the tables below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Fixed maturities	$46,414	$52,515	$140,829	$157,515
Equity securities	8,004	7,966	26,638	26,083
Short-term investments and cash	220	196	705	841
Other invested assets
Limited partnerships	3,021	19,254	17,676	18,862
Dividends from Parent's shares	9,234	7,290	27,702	21,870
Other	(242)	869	1,366	3,220
Gross investment income before adjustments	66,651	88,090	214,916	228,391
Funds held interest income (expense)	940	970	4,326	4,262
Interest income from Parent	1,075	-	3,225	-
Gross investment income	68,666	89,060	222,467	232,653
Investment expenses	(5,303)	(5,614)	(15,598)	(16,784)
Net investment income	$63,363	$83,446	$206,869	$215,869

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

The Company had contractual commitments to invest up to an additional $245,663 thousand in limited partnerships at September 30, 2015.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2019.

The components of net realized capital gains (losses) are presented in the tables below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Fixed maturity securities, market value:
Other-than-temporary impairments	$(10,502)	$-	$(43,433)	$(199)
Gains (losses) from sales	(6,636)	1,070	(30,362)	(1,855)
Fixed maturity securities, fair value:
Gains (losses) from sales	(17)	82	25	1,022
Gains (losses) from fair value adjustments	-	(938)	56	(938)
Equity securities, market value:
Gains (losses) from sales	-	-	1	-
Equity securities, fair value:
Gains (losses) from sales	(13,656)	(2,589)	(14,010)	(2,204)
Gains (losses) from fair value adjustments	(101,322)	(12,559)	(85,710)	65,399
Other invested assets, fair value:
Gains (losses) from fair value adjustments	(84,272)	14,775	29,549	59,681
Gain on sale of subsidiary	94,704	-	94,704	-
Short-term investment gains (losses)	6	(1)	6	(2)
Total net realized capital gains (losses)	$(121,695)	$(160)	$(49,174)	$120,904

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

On July 13, 2015, the Company sold Mt. McKinley, a Delaware domiciled insurance company and wholly-owned subsidiary of the Company to Clearwater Insurance Company, a Delaware domiciled insurance company.  The purchase price of $20,156 thousand was based upon the statutory book value of Mt. McKinley as of the closing date. The Company recognized a pre-tax realized gain of $94,704 thousand on the sale of Mt. McKinley.

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the tables below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Proceeds from sales of fixed maturity securities	$130,284	$222,915	$420,108	$571,537
Gross gains from sales	1,401	4,408	9,039	10,698
Gross losses from sales	(8,054)	(3,256)	(39,376)	(11,531)

Proceeds from sales of equity securities	$138,799	$111,684	$442,292	$404,627
Gross gains from sales	5,241	1,697	17,655	12,019
Gross losses from sales	(18,896)	(4,286)	(31,664)	(14,223)

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.   No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Due to the unavailability of prices for one private placement security, the Company valued the security at $6,125 thousand at September 30, 2015 and made no such adjustments at December 31, 2014

The Company internally manages a small public equity portfolio which had a fair value at September 30, 2015 and December 31, 2014 of $114,519 thousand and $96,890 thousand, respectively, and all prices were obtained from publically published sources.

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

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$227,444	$-	$227,444	$-
Obligations of U.S. States and political subdivisions	714,279	-	714,279	-
Corporate securities	1,999,162	-	1,993,887	5,275
Asset-backed securities	132,461	-	132,461	-
Mortgage-backed securities
Commercial	64,521	-	64,521	-
Agency residential	726,035	-	726,035	-
Non-agency residential	168	-	168	-
Foreign government securities	464,707	-	464,707	-
Foreign corporate securities	1,055,585	-	1,049,460	6,125
Total fixed maturities, market value	5,384,362	-	5,372,962	11,400

Fixed maturities, fair value	-	-	-	-
Equity securities, market value	-	-	-	-
Equity securities, fair value	1,199,347	1,109,801	89,546	-
Other invested assets, fair value	1,684,860	1,684,860	-	-

There were no transfers between Level 1 and Level 2 for the nine months ended September 30, 2015.

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Corporate	Foreign		Corporate		Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	CMBS	Corporate	Total
Beginning balance	$1,958	$7,837	$9,795	$-	$8,597	$7,166	$15,763
Total gains or (losses) (realized/unrealized)
Included in earnings	(6)	62	56	(2)	-	177	175
Included in other comprehensive income (loss)	(93)	(1,287)	(1,380)	(95)	-	(1,216)	(1,311)
Purchases, issuances and settlements	1,723	-	1,723	3,651	-	-	3,651
Transfers in and/or (out) of Level 3	1,693	(487)	1,206	1,721	(8,597)	(2)	(6,878)
Ending balance	$5,275	$6,125	$11,400	$5,275	$-	$6,125	$11,400

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

The net transfers from level 3, fair value measurements using significant unobservable inputs, of $6,878 thousand and $1,101 thousand of investments for the nine months ended September 30, 2015 and September 30, 2014, respectively, primarily relate to securities that were priced using single non-binding broker quotes and were subsequently priced using a recognized pricing service and were then classified as level 2.

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At September 30,	At December 31,
(Dollars in thousands)	2015	2014
The Prudential	$142,661	$142,653
Unaffiliated life insurance company	32,414	31,964

7.      OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(45,240)	$15,347	$(29,893)	$(84,958)	$28,749	$(56,209)
URA(D) on securities - OTTI	22	(7)	15	9,757	(3,414)	6,343
Reclassification of net realized losses (gains) included in net income (loss)	17,137	(5,512)	11,625	73,793	(24,842)	48,951
Foreign currency translation adjustments	(42,266)	14,793	(27,473)	(68,670)	24,034	(44,636)
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of amortization of net gain (loss) included in net income (loss)	2,393	(837)	1,556	7,336	(2,567)	4,769
Total other comprehensive income (loss)	$(67,954)	$23,784	$(44,170)	$(62,742)	$21,960	$(40,782)

(Some amounts may not reconcile due to rounding)

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(40,339)	$14,118	$(26,221)	$21,234	$(7,556)	$13,678
URA(D) on securities - OTTI	-	-	-	-	-	-
Reclassification of net realized losses (gains) included in net income (loss)	(1,070)	374	(696)	2,054	(595)	1,459
Foreign currency translation adjustments	(11,496)	4,024	(7,472)	(13,211)	4,624	(8,587)
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of amortization of net gain (loss) included in net income (loss)	1,269	(444)	825	3,640	(1,274)	2,366
Total other comprehensive income (loss)	$(51,636)	$18,072	$(33,564)	$13,717	$(4,801)	$8,916

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Affected line item within the statements of
AOCI component	2015	2014	2015	2014	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$17,137	$(1,070)	$73,793	$2,054	Other net realized capital gains (losses)
	(5,512)	374	(24,842)	(595)	Income tax expense (benefit)
	$11,625	$(696)	$48,951	$1,459	Net income (loss)

Benefit plan net gain (loss)	$2,393	$1,269	$7,336	$3,640	Other underwriting expenses
	(837)	(444)	(2,567)	(1,274)	Income tax expense (benefit)
	$1,556	$825	$4,769	$2,366	Net income (loss)

(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Nine Months Ended	Twelve Months Ended
	September 30,	December 31,
(Dollars in thousands)	2015	2014

Beginning balance of URA (D) on securities	$37,628	$55,457
Current period change in URA (D) of investments - temporary	(7,258)	(11,501)
Current period change in URA (D) of investments - non-credit OTTI	6,343	(6,328)
Ending balance of URA (D) on securities	36,713	37,628

Beginning balance of foreign currency translation adjustments	41,877	71,087
Current period change in foreign currency translation adjustments	(44,636)	(29,210)
Ending balance of foreign currency translation adjustments	(2,759)	41,877

Beginning balance of benefit plan net gain (loss)	(74,986)	(38,896)
Current period change in benefit plan net gain (loss)	4,769	(36,090)
Ending balance of benefit plan net gain (loss)	(70,217)	(74,986)

Ending balance of accumulated other comprehensive income (loss)	$(36,263)	$4,519

8.      CREDIT FACILITY - EXPIRED

Effective August 15, 2011, the Company entered into a three year, $150,000 thousand unsecured revolving credit facility, referred to as the "Holdings Credit Facility", which expired on August 15, 2014.  The Company decided not to renew the Holdings Credit Facility at expiration.

9.      REINSURANCE AND TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re's investments as collateral, as security for assumed losses payable to a non-affiliated ceding company.  At September 30, 2015, the total amount on deposit in the trust account was $306,214 thousand.

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

				September 30, 2015		December 31, 2014
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior notes	06/05/2014	06/01/2044	$400,000	$400,000	$388,768	$400,000	$404,892
5.40% Senior notes	10/12/2004	10/15/2014	250,000	-	-	-	-

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044. Interest will be paid semi-annually on June 1 and December 1 of each year.  The proceeds from the issuance have been used in part to pay off the $250,000 thousand of 5.40% senior notes which matured on October 15, 2014.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Interest expense incurred	$4,868	$8,256	$14,604	$16,385

11.      LONG TERM SUBORDINATED NOTES

The table below displays Holdings' outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		September 30, 2015		December 31, 2014
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,367	$218,281	$238,364	$246,312

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Interest expense incurred	$3,937	$3,937	$11,811	$11,811

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

The following tables present the underwriting results for the operating segments for the period indicated:

	Three Months Ended		Nine Months Ended
U.S. Reinsurance	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Gross written premiums	$601,570	$679,904	$1,615,276	$1,663,320
Net written premiums	247,352	304,442	672,753	771,054

Premiums earned	$235,275	$275,521	$726,113	$739,977
Incurred losses and LAE	109,137	125,475	337,065	371,135
Commission and brokerage	48,881	51,231	141,948	144,747
Other underwriting expenses	13,718	12,119	37,054	33,054
Underwriting gain (loss)	$63,539	$86,696	$210,046	$191,041

	Three Months Ended		Nine Months Ended
International	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Gross written premiums	$374,138	$419,457	$1,019,406	$1,214,343
Net written premiums	147,991	157,932	417,071	446,599

Premiums earned	$135,130	$145,662	$433,751	$438,394
Incurred losses and LAE	128,454	113,703	339,926	286,166
Commission and brokerage	27,936	23,767	93,178	80,348
Other underwriting expenses	9,128	8,759	25,292	24,689
Underwriting gain (loss)	$(30,388)	$(567)	$(24,645)	$47,191

	Three Months Ended		Nine Months Ended
Insurance	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Gross written premiums	$473,003	$354,033	$1,130,233	$885,006
Net written premiums	203,730	149,542	490,140	386,694

Premiums earned	$175,645	$148,414	$428,672	$382,407
Incurred losses and LAE	133,163	141,402	325,522	322,842
Commission and brokerage	(4,666)	4,170	6,509	15,489
Other underwriting expenses	34,107	29,745	94,723	79,289
Underwriting gain (loss)	$13,041	$(26,903)	$1,918	$(35,213)

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Underwriting gain (loss)	$46,192	$59,226	$187,319	$203,019
Net investment income	63,363	83,446	206,869	215,869
Net realized capital gains (losses)	(121,695)	(160)	(49,174)	120,904
Corporate expense	(1,637)	(4,620)	(5,031)	(5,398)
Interest, fee and bond issue cost amortization expense	(8,859)	(12,292)	(26,576)	(28,539)
Other income (expense)	10,828	(3,739)	38,950	(15,576)
Income (loss) before taxes	$(11,808)	$121,861	$352,357	$490,279

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Canada gross written premiums	$31,903	$41,644	$85,575	$116,133

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
30,000,000

As of September 30, 2015, Holdings held 9,719,971 common shares of Group, which it had purchased in the open market between February 1, 2007 and March 8, 2011.  The table below represents the total purchase price for these common shares purchased.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Dividends received	$9,234	$7,290	$27,702	$21,870

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

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Expenses incurred	$20,359	$22,149	$58,555	$55,668

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

On July 13, 2015, the Company sold Mt. McKinley to Clearwater Insurance Company, a Delaware domiciled insurance company. As of that date, Mt. McKinley is no longer deemed an affiliated company or related party.

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada for the periods indicated:

	Three Months Ended		Nine Months Ended
Bermuda Re	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Ceded written premiums	$646,001	$664,316	$1,713,502	$1,706,390
Ceded earned premiums	591,656	598,641	1,708,807	1,613,741
Ceded losses and LAE (a)	343,660	344,513	984,371	879,336

	Three Months Ended		Nine Months Ended
Everest International	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Ceded written premiums	$168	$131	$313	$219
Ceded earned premiums	208	176	441	450
Ceded losses and LAE	(724)	(321)	156	1,823

	Three Months Ended		Nine Months Ended
Everest Canada	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Assumed written premiums	$11,046	$10,425	$29,533	$25,650
Assumed earned premiums	9,174	7,106	26,498	17,062
Assumed losses and LAE	4,041	4,104	15,062	10,487

(a) Ceded losses and LAE include the Mt. McKinley loss portfolio transfer that constitutes losses ceded under retroactive reinsurance and therefore, in accordance with FASB guidance, amortization of deferred gain on retroactive reinsurance is reflected in other income on the consolidated statements of operations and comprehensive income (loss). Upon the sale of Mt. McKinley, the value of the remaining deferred gain on retroactive reinsurance was included in the calculation of the realized gain on sale of subsidiary.

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

The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re and assumed by the Company from Mt. Logan Re.

	Three Months Ended		Nine Months Ended
Mt. Logan Re	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Ceded written premiums	$68,078	$44,728	$162,640	$93,322
Ceded earned premiums	55,234	38,458	141,668	78,975
Ceded losses and LAE	17,071	3,113	38,542	17,904

Assumed written premiums	4,230	578	11,626	10,497
Assumed earned premiums	4,230	5,786	11,626	10,497
Assumed losses and LAE	-	-	-	-

14.      RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Service cost	$3,203	$2,460	$9,398	$7,381
Interest cost	2,758	2,542	7,926	7,625
Expected return on plan assets	(2,904)	(2,822)	(8,710)	(8,468)
Amortization of prior service cost	4	13	15	38
Amortization of net (income) loss	2,312	1,173	6,824	3,356
FAS 88 settlement charge	-	5,269	-	5,269
Net periodic benefit cost	$5,373	$8,635	$15,453	$15,201

Other Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Service cost	$498	$407	$1,498	$1,221
Interest cost	329	342	987	1,026
Amortization of net (income) loss	76	82	497	246
Net periodic benefit cost	$903	$831	$2,982	$2,493

The Company did not make any contributions to the qualified pension benefit plan for the three and nine months ended September 30, 2015 and 2014.

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

16.            DISPOSITIONS

On July 13, 2015, the Company closed its agreement to sell all of the outstanding shares of capital stock of Mt. McKinley, a Delaware domiciled insurance company and wholly-owned subsidiary of the Company to Clearwater Insurance Company, a Delaware domiciled insurance company.  The purchase price of $20,156 thousand was based upon the statutory book value of Mt. McKinley as of the closing date. The Company recognized a pre-tax realized gain of $94,704 thousand on the sale of Mt. McKinley.

The transaction met the criteria for Held for Sale accounting.  In accordance with the guidance, the table below details the assets and liabilities associated with the business classified as Held for Sale at the time of closing.

(Dollars in thousands)
Investments and cash	$16,223
Reinsurance recoverables	142,057
Deferred tax asset	35,451
Total assets held for sale	$193,731

Reserve for losses and loss adjustment expenses	$137,704
Deferred gain on retroactive reinsurance	94,704
Other liabilities	130
Total liabilities held for sale	$232,538

Net liabilities held for sale	$(38,807)

17.            SUBSEQUENT EVENTS

The Company has entered into two collateralized reinsurance agreements with Kilimanjaro to provide the Company with catastrophe reinsurance coverage. Kilimanjaro has funded the catastrophe reinsurance coverage through the issuance of two classes of catastrophe reinsurance bonds in an aggregate amount of $625,000 thousand.

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  During the second and third quarters of 2013, Canada experienced historic flooding in Alberta and Toronto, which resulted in higher catastrophe rates in these areas during 2014.  Although there were flooding and wind storm events in Europe and Asia in the latter part of 2013, the overall 2013 catastrophe losses for the industry were lower than average.  This lower level of losses, combined with increased competition resulted in downward pressure on rates in certain geographical areas during 2014.  Catastrophe results during 2014 and through the third quarter of 2015 were also below historical averages, which could have a negative impact on worldwide regional catastrophe markets for the balance of 2015.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder's equity for the periods indicated:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(Dollars in millions)	2015	2014	(Decrease)	2015	2014	(Decrease)
Gross written premiums	$1,448.7	$1,453.4	-0.3%	$3,764.9	$3,762.7	0.1%
Net written premiums	599.1	611.9	-2.1%	1,580.0	1,604.3	-1.5%

REVENUES:
Premiums earned	$546.1	$569.6	-4.1%	$1,588.5	$1,560.8	1.8%
Net investment income	63.4	83.4	-24.1%	206.9	215.9	-4.2%
Net realized capital gains (losses)	(121.7)	(0.2)	NM	(49.2)	120.9	-140.7%
Other income (expense)	10.8	(3.7)	NM	39.0	(15.6)	NM
Total revenues	498.5	649.1	-23.2%	1,785.2	1,882.0	-5.1%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	370.8	380.6	-2.6%	1,002.5	980.1	2.3%
Commission, brokerage, taxes and fees	72.2	79.2	-8.9%	241.6	240.6	0.4%
Other underwriting expenses	57.0	50.6	12.5%	157.1	137.0	14.6%
Corporate expense	1.6	4.6	-64.6%	5.0	5.4	-6.8%
Interest, fee and bond issue cost amortization expense	8.9	12.3	-27.9%	26.6	28.5	-6.9%
Total claims and expenses	510.4	527.3	-3.2%	1,432.8	1,391.7	3.0%

INCOME (LOSS) BEFORE TAXES	(11.8)	121.9	-109.7%	352.4	490.3	-28.1%
Income tax expense (benefit)	(7.1)	21.7	-132.9%	107.3	145.5	-26.2%
NET INCOME (LOSS)	$(4.7)	$100.1	-104.7%	$245.1	$344.8	-28.9%

RATIOS:			Point Change			Point Change
Loss ratio	67.9%	66.8%	1.1	63.1%	62.8%	0.3
Commission and brokerage ratio	13.2%	13.9%	(0.7)	15.2%	15.4%	(0.2)
Other underwriting expense ratio	10.4%	8.9%	1.5	9.9%	8.8%	1.1
Combined ratio	91.5%	89.6%	1.9	88.2%	87.0%	1.2

				At	At	Percentage
				September 30,	December 31,	Increase/
(Dollars in millions)				2015	2014	(Decrease)
Balance sheet data:
Total investments and cash				$9,354.9	$9,572.6	-2.3%
Total assets				16,550.6	16,322.3	1.4%
Loss and loss adjustment expense reserves				7,878.1	7,843.9	0.4%
Total debt				638.4	638.4	0.0%
Total liabilities				11,763.4	11,749.6	0.1%
Stockholder's equity				4,787.3	4,572.7	4.7%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Revenues.
Premiums.  Gross written premiums decreased by 0.3% to $1,448.7 million for the three months ended September 30, 2015, compared to $1,453.4 million for the three months ended September 30, 2014, reflecting a $123.7 million, or 11.2%, decrease in our reinsurance business, partially offset by a $119.0 million, or 33.6%, increase in our insurance business.  The decline in reinsurance premiums were due mainly to decreases in treaty casualty and treaty property lines of business and a negative impact of approximately $31.4 million from the year over year movement in foreign exchange rates.  The rise in insurance premiums was primarily due to the strategic initiative to expand our insurance operation resulting in increases in most lines of business. Gross written premiums increased by 0.1% to $3,764.9 million for the nine months ended September 30, 2015, compared to $3,762.7 million for the nine months ended September 30, 2014, reflecting a $245.2 million, or 27.7%, increase in our insurance business, partially offset by a $243.0 million, or 8.4%, decrease in our reinsurance business. The rise in insurance premiums was primarily due to increases in most lines of business, as we have focused on expanding the insurance operations. The decline in reinsurance premiums were due mainly to decreases in treaty casualty and treaty property lines of business, reductions in quota share agreements and a negative impact of approximately $70.0 million from the year over year movement in foreign exchange rates.

Net written premiums decreased by 2.1% to $599.1 million for the three months ended September 30, 2015, compared to $611.9 million for the three months ended September 30, 2014, and decreased by 1.5% to $1,580.0 million for the nine months ended September 30, 2015 compared to $1,604.3 million for the nine months ended September 30, 2014. The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance mainly related to quota share contracts.  Premiums earned decreased by 4.1% to $546.1 million for the three months ended September 30, 2015, compared to $569.6 million for the three months ended September 30, 2014, and increased by 1.8% to $1,588.5 million for the nine months ended September 30, 2015, compared to $1,560.8 million for the nine months ended September 30, 2014.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income decreased by 24.1% to $63.4 million for the three months ended September 30, 2015, compared with net investment income of $83.4 million for the three months ended September 30, 2014, and decreased by 4.2% to $206.9 million for nine months ended September 30, 2015, compared with net investment income of $215.9 million for the nine months ended September 30, 2014. Net pre-tax investment income, as a percentage of average invested assets, was 3.1% for the three months ended September 30, 2015, compared to 3.8% for the three months ended September 30, 2014 and was 3.3% for the nine months ended September 30, 2015 compared to 3.4% for the nine months ended September 30, 2014. The decline in income and yield was primarily the result of a decrease in our limited partnership income combined with lower income on fixed income securities.

Net Realized Capital Gains (Losses). Net realized capital losses were $121.7 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively. The $121.7 million was comprised of $185.6 million of losses from fair value re-measurements on equity securities and other invested assets, $20.3 million of losses from sales on our fixed maturity and equity securities and $10.5 million of other-than-temporary impairments, partially offset by a $94.7 million gain on the sale of a subsidiary. The net realized capital losses of $0.2 million for the three months ended September 30, 2014 was comprised of $1.4 million of losses from sales on our fixed maturity and equity securities, partially offset by $1.2 million of gains from fair value re-measurements on fixed maturity, equity securities and other invested assets.

Net realized capital losses were $49.2 million and net realized capital gains were $120.9 million for the nine months ended September 30, 2015 and 2014, respectively. The $49.2 million was comprised of $56.1 million of losses from fair value re-measurements on fixed maturity securities, equity securities and other invested assets, $44.3 million of losses from sales on our fixed maturity and equity securities and $43.4 million of other-than-temporary impairments, partially offset by a $94.7 million gain on the sale of a subsidiary.  The net realized capital gains of $120.9 million for the nine months ended September 30, 2014 were the result of $124.1 million of gains from fair value re-measurements on fixed maturity, equity securities and other invested assets, partially offset by $3.0 million of net realized capital losses from sales on our fixed maturity and equity securities and $0.2 million of other-than-temporary impairments.

Other Income (Expense).  We recorded other income of $10.8 million and $39.0 million for the three and nine months ended September 30, 2015, respectively.  We recorded other expense of $3.7 million and $15.6 million for the three and nine months ended September 30, 2014, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following tables present our incurred losses and loss adjustment expenses ("LAE") for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional (a)	$351.1	64.4%		$3.3	0.6%		$354.5	65.0%
Catastrophes	17.2	3.1%		(0.9)	-0.2%		16.3	2.9%
Total	$368.3	67.5%		$2.4	0.4%		$370.8	67.9%

2014
Attritional (a)	$372.4	65.3%		$(3.1)	-0.5%		$369.3	64.8%
Catastrophes	14.7	2.6%		(3.4)	-0.6%		11.3	2.0%
Total	$387.1	67.9%		$(6.5)	-1.1%		$380.6	66.8%

Variance 2015/2014
Attritional (a)	$(21.3)	(0.9)	pts	$6.4	1.1	pts	$(14.8)	0.2	pts
Catastrophes	2.5	0.5	pts	2.5	0.4	pts	5.0	0.9	pts
Total	$(18.8)	(0.4)	pts	$8.9	1.5	pts	$(9.8)	1.1	pts

(a) Attritional losses exclude catastrophe losses.
(Some amounts may not reconcile due to rounding.)

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional (a)	$973.2	61.3%		$2.0	0.1%		$975.2	61.4%
Catastrophes	35.3	2.2%		(8.0)	-0.5%		27.3	1.7%
Total	$1,008.5	63.5%		$(6.0)	-0.4%		$1,002.5	63.1%

2014
Attritional (a)	$956.3	61.3%		$(5.5)	-0.4%		$950.8	60.9%
Catastrophes	35.1	2.3%		(5.8)	-0.4%		29.3	1.9%
Total	$991.4	63.6%		$(11.3)	-0.8%		$980.1	62.8%

Variance 2015/2014
Attritional (a)	$16.9	-	pts	$7.5	0.5	pts	$24.4	0.5	pts
Catastrophes	0.2	(0.1)	pts	(2.2)	(0.1)	pts	(2.0)	(0.2)	pts
Total	$17.1	(0.1)	pts	$5.3	0.4	pts	$22.4	0.3	pts

(a) Attritional losses exclude catastrophe losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 2.6% to $370.8 million for the three months ended September 30, 2015 compared to $380.6 million for the three months ended September 30, 2014, primarily due to decreases in current year attritional losses of $21.3 million resulting primarily from the impact of the decline in premiums earned, partially offset by a $21.6 million loss from the explosion at the Chinese port of Tianjin. Current year catastrophe losses were $17.2 million for the three months ended September 30, 2015, primarily related to the 2015 Chilean earthquake ($17.4 million). The current year catastrophe losses of $14.7 million for the three months ended September 30, 2014 were due to the Hurricane Odile ($9.9 million) and the 2014 Chilean earthquake ($4.8 million).

Incurred losses and LAE increased by 2.3% to $1,002.5 million for the nine months ended September 30, 2015 compared to $980.1 million for the nine months ended September 30, 2014, primarily due to increases in current year attritional losses of $16.9 million resulting primarily from a $21.6 million loss from the explosion at the Chinese port of Tianjin.  Current year catastrophe losses were $35.3 million for the nine months ended September 30, 2015 and related to the 2015 Chilean earthquake ($17.4 million), Northern Chile storms ($9.8 million) and the New South Wales storms ($8.0 million). The current year catastrophe losses of $35.1 million for the nine months ended September 30, 2014 were due to the Japan snowstorm ($13.2 million), the 2014 Chilean earthquake ($12.1 million) and Hurricane Odile (9.9 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees decreased by 8.9% to $72.2 million for the three months ended September 30, 2015 compared to $79.2 million for the three months ended September 30, 2014. The quarter over quarter decline was mainly due to the decline in earned premiums. Commission, brokerage, taxes and fees increased slightly to $241.6 million for the nine months ended September 30, 2015 compared to $240.6 million for the nine months ended September 30, 2014.  The year over year change was primarily due to the impact of the increase in premiums earned.

Other Underwriting Expenses.  Other underwriting expenses were $57.0 million and $50.6 million for the three months ended September 30, 2015 and 2014, respectively, and $157.1 million and $137.0 million for the nine months ended September 30, 2015 and 2014, respectively. The increases in other underwriting expenses were mainly due to the costs to expand the insurance operations and higher employee benefit costs.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $1.6 million and $4.6 million for the three months ended September 30, 2015 and 2014, respectively, and $5.0 million and $5.4 million for the nine months ended September 30, 2015 and 2014, respectively. The decreases were due to non-recurring employee benefit charges incurred during the third quarter of 2014.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $8.9 million and $12.3 million for the three months ended September 30, 2015 and 2014, respectively, and $26.6 million and $28.5 million for the nine months ended September 30, 2015 and 2014, respectively. The decreases were primarily due to the combination of the maturity of $250.0 million of senior notes in October 2014 and the issuance of $400.0 million of senior notes in June, 2014.

Income Tax Expense (Benefit).  Income tax benefit was $7.1 million and income tax expense was $21.7 million for the three months ended September 30, 2015 and 2014, respectively, and income tax expense was $107.3 million and $145.5 million for the nine months ended September 30, 2015 and 2014, respectively.  Income tax expense is primarily a function of the geographic location of the Company's pre-tax income and the statutory tax rates in those jurisdictions, as affected by tax-exempt investment income.  Variations in the income tax expense generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.  The changes in income tax expense/(benefit) for the three and nine months ended September 30, 2015 compared to 2014 were primarily due to higher net realized capital losses.

Net Income (Loss).
Our net loss was $4.7 million and our net income was $100.1 million for the three months ended September 30, 2015 and 2014, respectively, and net income was $245.1 million and $344.8 million for the nine months ended September 30, 2015 and 2014, respectively. The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio increased by 1.9 points to 91.5% for the three months ended September 30, 2015, compared to 89.6% for the three months ended September 30, 2014, and increased by 1.2 points to 88.2% for the nine months ended September 30, 2015, compared to 87.0% for the nine months ended September 30, 2014.  The loss ratio component increased by 1.1 points and 0.3 points for the three and nine months ended September 30, 2015, respectively, over the same period last year primarily due to $21.6 million of losses from the explosion at the Chinese port of Tianjin. The commission and brokerage ratio components decreased 0.7 points and 0.2 points for the three and nine months ended September 30, 2015, respectively, over the same period last year, primarily due to changes in the mix of business and changes related to affiliated quota share agreements. The other underwriting expense ratio components increased 1.5 points and 1.1 points for the three and nine months ended September 30, 2015, respectively, over the same period last year mainly due to the growth in the insurance operations.

Stockholder's Equity.
Stockholders' equity increased by $214.5 million to $4,787.3 million at September 30, 2015 from $4,572.7 million at December 31, 2014, principally as a result of $245.1 million of net income, $10.3 million of share-based compensation transactions and $4.8 million of net benefit plan obligation adjustments, partially offset by $44.6 million of net foreign currency translation adjustments and $0.9 million of net unrealized depreciation on investments, net of tax.

Consolidated Investment Results

Net Investment Income.
Net investment income decreased 24.1% to $63.4 million for the three months ended September 30, 2015 compared to $83.4 million for the three months ended September 30, 2014, and decreased by 4.2% to $206.9 million for the nine months ended September 30, 2015 compared to $215.9 million for the nine months ended September 30, 2014. These decreases were primarily due to a decrease in income from our limited partnership investments and lower income on the fixed income portfolio, partially offset by an increase in dividends from Parent's shares and interest income received from the Parent on the affiliated note receivable.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2015	2014	2015	2014
Fixed maturities	$46.4	$52.5	$140.8	$157.5
Equity securities	8.0	8.0	26.6	26.1
Short-term investments and cash	0.2	0.2	0.7	0.8
Other invested assets
Limited partnerships	3.0	19.3	17.7	18.9
Dividends from Parent's shares	9.2	7.3	27.7	21.9
Other	(0.2)	0.9	1.4	3.2
Gross investment income before adjustments	66.6	88.1	214.9	228.4
Funds held interest income (expense)	0.9	1.0	4.3	4.3
Interest income from Parent	1.0	-	3.2	-
Gross investment income	68.7	89.1	222.5	232.7
Investment expenses	(5.3)	(5.6)	(15.6)	(16.8)
Net investment income	$63.4	$83.4	$206.9	$215.9

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	September 30,	December 31,
	2015	2014
Imbedded pre-tax yield of cash and invested assets at December 31	3.3%	3.1%
Imbedded after-tax yield of cash and invested assets at December 31	2.3%	2.2%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Annualized pre-tax yield on average cash and invested assets	3.1%	3.8%	3.3%	3.4%
Annualized after-tax yield on average cash and invested assets	2.1%	2.6%	2.3%	2.4%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2015	2014	Variance	2015	2014	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$1.4	$4.3	$(2.9)	$9.0	$9.4	$(0.4)
Losses	(8.1)	(3.3)	(4.8)	(39.4)	(11.3)	(28.1)
Total	(6.7)	1.0	(7.7)	(30.4)	(1.9)	(28.5)

Fixed maturity securities, fair value
Gains	-	0.1	(0.1)	-	1.3	(1.3)
Losses	-	-	-	-	(0.3)	0.3
Total	-	0.1	(0.1)	-	1.0	(1.0)

Equity securities, fair value
Gains	5.3	1.7	3.6	17.7	12.0	5.7
Losses	(18.9)	(4.3)	(14.6)	(31.7)	(14.2)	(17.5)
Total	(13.6)	(2.6)	(11.0)	(14.0)	(2.2)	(11.8)

Total net realized gains (losses) from sales
Gains	6.6	6.1	0.5	26.7	22.7	4.0
Losses	(26.9)	(7.6)	(19.3)	(71.0)	(25.8)	(45.2)
Total	(20.3)	(1.4)	(18.9)	(44.3)	(3.0)	(41.3)

Gain on sale of subsidiary:	94.7	-	94.7	94.7	-	94.7

Other than temporary impairments:	(10.5)	-	(10.5)	(43.4)	(0.2)	(43.2)

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	-	(0.9)	0.9	0.1	(0.9)	1.0
Equity securities, fair value	(101.3)	(12.6)	(88.7)	(85.7)	65.4	(151.1)
Other invested assets, fair value	(84.3)	14.8	(99.1)	29.5	59.7	(30.2)
Total	(185.6)	1.2	(186.8)	(56.1)	124.1	(180.2)

Total net realized gains (losses)	$(121.7)	$(0.2)	$(121.5)	$(49.2)	$120.9	$(170.0)

(Some amounts may not reconcile due to rounding)

Net realized capital losses were $121.7 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015, we recorded $185.6 million of net realized capital losses due to fair value re-measurements on equity securities and other invested assets, $20.3 million of net realized capital losses from sales of fixed maturity and equity securities and $10.5 million of other-than-temporary impairments, partially offset by a $94.7 million gain on the sale of a subsidiary. The fixed maturity and equity sales for the three months ended September 30, 2015 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.  For the three months ended September 30, 2014, we recorded $1.4 million of net realized capital losses from sales of fixed maturity and equity securities, partially offset by $1.2 million of net realized capital gains due to fair value re-measurements on fixed maturity, equity securities and other invested assets.

Net realized capital losses were $49.2 million and net realized capital gains were $120.9 million for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015, we recorded $56.1 million of net realized capital losses due to fair value re-measurements on fixed maturity securities, equity securities and other invested assets, $44.3 million of net realized capital losses from sales of fixed maturity and equity securities, $43.4 million of other-than-temporary impairments, partially offset by a $94.7 million gain on the sale of a subsidiary. The fixed maturity and equity sales for the nine months ended September 30, 2015 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.  For the nine months ended September 30, 2014, we recorded $124.1 million of net realized capital gains due to fair value re-measurements on fixed maturity, equity securities and other invested assets, partially offset by $3.0 million of net realized capital losses from sales of fixed maturity and equity securities and $0.2 million of other-than-temporary impairments.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2015	2014	Variance	% Change	2015	2014	Variance	% Change
Gross written premiums	$601.6	$679.9	$(78.3)	-11.5%	$1,615.3	$1,663.3	$(48.0)	-2.9%
Net written premiums	247.4	304.4	(57.1)	-18.8%	672.8	771.1	(98.3)	-12.7%

Premiums earned	$235.3	$275.5	$(40.2)	-14.6%	$726.1	$740.0	$(13.9)	-1.9%
Incurred losses and LAE	109.1	125.5	(16.3)	-13.0%	337.1	371.1	(34.1)	-9.2%
Commission and brokerage	48.9	51.2	(2.4)	-4.6%	141.9	144.7	(2.8)	-1.9%
Other underwriting expenses	13.7	12.1	1.6	13.2%	37.1	33.1	4.0	12.1%
Underwriting gain (loss)	$63.5	$86.7	$(23.2)	-26.7%	$210.0	$191.0	$19.0	9.9%

				Point Chg				Point Chg
Loss ratio	46.4%	45.5%		0.9	46.4%	50.2%		(3.8)
Commission and brokerage ratio	20.8%	18.6%		2.2	19.5%	19.6%		(0.1)
Other underwriting expense ratio	5.8%	4.4%		1.4	5.2%	4.4%		0.8
Combined ratio	73.0%	68.5%		4.5	71.2%	74.2%		(3.1)

(Some amounts may not reconcile due to rounding)

Premiums.  Gross written premiums decreased by 11.5% to $601.6 million for the three months ended September 30, 2015 from $679.9 million for the three months ended September 30, 2014, primarily due to a decrease in treaty casualty and treaty property lines of business resulting from cancellation of some contracts. Net written premiums decreased by 18.8% to $247.4 million for the three months ended September 30, 2015 compared to $304.4 million for the three months ended September 30, 2014.  The difference between the change in gross written premiums compared to the change in net written premiums was due to a varying utilization of reinsurance primarily related to affiliated quota share contracts.  Premiums earned decreased 14.6% to $235.3 million for the three months ended September 30, 2015 compared to $275.5 million for the three months ended September 30, 2014.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 2.9% to $1,615.3 million for the nine months ended September 30, 2015 from $1,663.3 million for the nine months ended September 30, 2014, primarily due to a decline in treaty casualty and treaty property lines of business resulting from cancellation of some contracts. Net written premiums decreased by 12.7% to $672.8 million for the nine months ended September 30, 2015 compared to $771.1 million for the nine months ended September 30, 2014.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to a varying utilization of reinsurance primarily related to affiliated quota share contracts.  Premiums earned decreased 1.9% to $726.1 million for the nine months ended September 30, 2015 compared to $740.0 million for the nine months ended September 30, 2014.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$108.1	45.9%		$1.5	0.6%		$109.6	46.5%
Catastrophes	0.1	0.1%		(0.5)	-0.2%		(0.4)	-0.1%
Total segment	$108.2	46.0%		$0.9	0.4%		$109.1	46.4%

2014
Attritional	$125.2	45.4%		$-	0.0%		$125.2	45.4%
Catastrophes	-	0.0%		0.3	0.1%		0.3	0.1%
Total segment	$125.2	45.4%		$0.3	0.1%		$125.5	45.5%

Variance 2015/2014
Attritional	$(17.1)	0.5	pts	$1.5	0.6	pts	$(15.6)	1.1	pts
Catastrophes	0.1	0.1	pts	(0.8)	(0.3)	pts	(0.7)	(0.2)	pts
Total segment	$(17.0)	0.6	pts	$0.6	0.3	pts	$(16.3)	0.9	pts

(Some amounts may not reconcile due to rounding.)

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$360.9	49.7%		$(17.5)	-2.4%		$343.5	47.3%
Catastrophes	0.1	0.0%		(6.5)	-0.9%		(6.4)	-0.9%
Total segment	$361.1	49.7%		$(24.0)	-3.3%		$337.1	46.4%

2014
Attritional	$373.2	50.6%		$(4.9)	-0.7%		$368.3	49.9%
Catastrophes	3.2	0.4%		(0.4)	-0.1%		2.8	0.3%
Total segment	$376.4	51.0%		$(5.3)	-0.8%		$371.1	50.2%

Variance 2015/2014
Attritional	$(12.3)	(0.9)	pts	$(12.6)	(1.7)	pts	$(24.8)	(2.6)	pts
Catastrophes	(3.1)	(0.4)	pts	(6.1)	(0.8)	pts	(9.2)	(1.2)	pts
Total segment	$(15.3)	(1.3)	pts	$(18.7)	(2.5)	pts	$(34.1)	(3.8)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses decreased by 13.0% to $109.1 million for the three months ended September 30, 2015 compared to $125.5 million for the three months ended September 30, 2014, primarily due to a decrease in current year attritional losses of $17.1 million related to the decline in earned premiums, partially offset by $6.7 million of losses related to the explosion at the Chinese port of Tianjin. The $0.1 million of current year catastrophe losses for the three months ended September 30, 2015 were due to the New South Wales storms. There were no current year catastrophe losses for the three months ended September 30, 2014.

Incurred losses decreased by 9.2% to $337.1 million for the nine months ended September 30, 2015 compared to $371.1 million for the nine months ended September 30, 2014, primarily resulting from a decrease in current year attritional losses of $12.3 due to the impact of the decline in earned premiums partially offset by $6.7 million of losses related to the explosion at the Chinese port of Tianjin, favorable development of $12.6 million on prior years' attritional losses in 2015 compared to 2014 mainly related to treaty casualty and marine lines of business and favorable development of $6.1 million on prior years' catastrophe losses in 2015 compared to 2014 mainly related to U.S. Storms. The $0.1 million of current year catastrophe losses for the nine months ended September 30, 2015 were due to the New South Wales storms. The $3.2 million of current year catastrophe losses for the nine months ended September 30, 2014 related to the Japan snowstorm.

Segment Expenses.  Commission and brokerage decreased by 4.6% to $48.9 million for the three months ended September 30, 2015 compared to $51.2 million for the three months ended September 30, 2014. Commission and brokerage decreased by 1.9% to $141.9 million for the nine months ended September 30, 2015 compared to $144.7 million for the nine months ended September 30, 2014. This decrease was primarily due to the impact of the decrease in premiums earned and changes related to the affiliated quota share contracts.

Segment other underwriting expenses increased to $13.7 million for the three months ended September 30, 2015 from $12.1 million for the three months ended September 30, 2014. Segment other underwriting expenses increased to $37.1 million for the nine months ended September 30, 2015 from $33.1 million for the nine months ended September 30, 2014. The increases were primarily due to the impact of changes in the mix of business and higher employee benefit costs.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2015	2014	Variance	% Change	2015	2014	Variance	% Change
Gross written premiums	$374.1	$419.5	$(45.3)	-10.8%	$1,019.4	$1,214.3	$(194.9)	-16.1%
Net written premiums	148.0	157.9	(9.9)	-6.3%	417.1	446.6	(29.5)	-6.6%

Premiums earned	$135.1	$145.7	$(10.5)	-7.2%	$433.8	$438.4	$(4.6)	-1.1%
Incurred losses and LAE	128.5	113.7	14.8	13.0%	339.9	286.2	53.8	18.8%
Commission and brokerage	27.9	23.8	4.2	17.5%	93.2	80.3	12.8	16.0%
Other underwriting expenses	9.1	8.8	0.4	4.2%	25.3	24.7	0.6	2.4%
Underwriting gain (loss)	$(30.4)	$(0.6)	$(29.8)	NM	$(24.6)	$47.2	$(71.8)	-152.2%

				Point Chg				Point Chg
Loss ratio	95.1%	78.1%		17.0	78.4%	65.3%		13.1
Commission and brokerage ratio	20.7%	16.3%		4.4	21.5%	18.3%		3.2
Other underwriting expense ratio	6.7%	6.0%		0.7	5.8%	5.6%		0.2
Combined ratio	122.5%	100.4%		22.1	105.7%	89.2%		16.5

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Premiums.  Gross written premiums decreased by 10.8% to $374.1 million for the three months ended September 30, 2015 compared to $419.5 million for the three months ended September 30, 2014, primarily due to the decline in Latin American and Asian business and the negative impact of approximately $29.9 million from the movement of foreign exchange rates.  Net written premiums decreased by 6.3% to $148.0 million for the three months ended September 30, 2015 compared to $157.9 million for the three months ended September 30, 2014. The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance related to the quota share contracts.  Premiums earned decreased 7.2% to $135.1 million for the three months ended September 30, 2015 compared to $145.7 million for the three months ended September 30, 2014.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 16.1% to $1,019.4 million for the nine months ended September 30, 2015 compared to $1,214.3 million for the nine months ended September 30, 2014, primarily due to the decline in Latin American and Asian business, reductions in premiums related to quota share agreements and the negative impact of approximately $65.1 million from the movement of foreign exchange rates.  Net written premiums decreased by 6.6% to $417.1 million for the nine months ended September 30, 2015 compared to $446.6 million for the nine months ended September 30, 2014.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance related to the quota share contracts.  Premiums earned decreased 1.1% to $433.8 million for the nine months ended September 30, 2015 compared to $438.4 million for the nine months ended September 30, 2014.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$111.0	82.2%		$0.9	0.7%		$112.0	82.9%
Catastrophes	17.0	12.6%		(0.6)	-0.4%		16.5	12.2%
Total segment	$128.1	94.8%		$0.4	0.3%		$128.5	95.1%

2014
Attritional	$106.6	73.2%		$(3.8)	-2.6%		$102.8	70.6%
Catastrophes	14.7	10.1%		(3.7)	-2.6%		10.9	7.5%
Total segment	$121.3	83.3%		$(7.6)	-5.2%		$113.7	78.1%

Variance 2015/2014
Attritional	$4.4	9.0	pts	$4.7	3.3	pts	$9.2	12.3	pts
Catastrophes	2.3	2.5	pts	3.1	2.2	pts	5.6	4.7	pts
Total segment	$6.8	11.5	pts	$8.0	5.5	pts	$14.8	17.0	pts

(Some amounts may not reconcile due to rounding.)

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$304.9	70.3%		$1.6	0.4%		$306.5	70.7%
Catastrophes	35.1	8.1%		(1.7)	-0.4%		33.4	7.7%
Total segment	$340.0	78.4%		$(0.1)	0.0%		$339.9	78.4%

2014
Attritional	$263.7	60.1%		$(4.1)	-0.9%		$259.7	59.2%
Catastrophes	32.0	7.3%		(5.5)	-1.2%		26.5	6.1%
Total segment	$295.7	67.4%		$(9.5)	-2.1%		$286.2	65.3%

Variance 2015/2014
Attritional	$41.2	10.2	pts	$5.7	1.3	pts	$46.8	11.5	pts
Catastrophes	3.1	0.8	pts	3.8	0.8	pts	6.9	1.6	pts
Total segment	$44.3	11.0	pts	$9.4	2.1	pts	$53.8	13.1	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 13.0% to $128.5 million for the three months ended September 30, 2015 compared to $113.7 million for the three months ended September 30, 2014, primarily due to the increase in current year attritional losses of $4.4 million, mainly related to $14.9 million of losses from the explosion at the Chinese port of Tianjin, partially offset by the impact of the decline in earned premiums. Losses also increased due to favorable development in 2014 on both prior years' attritional and prior years' catastrophe losses which did not recur or recur to the same level in 2015. The $17.0 million of current year catastrophe losses for the three months ended September 30, 2015 were entirely related to the 2015 Chilean earthquake. The $14.7 million of current year catastrophe losses for the three months ended September 30, 2014 were due to Hurricane Odile ($9.9 million) and the 2014 Chilean earthquake ($4.8 million).

Incurred losses and LAE increased by 18.8% to $339.9 million for the nine months ended September 30, 2015 compared to $286.2 million for the nine months ended September 30, 2014, primarily due to the increase in current year attritional losses of $41.2 million, mainly related to $14.9 million of losses from the explosion at the Chinese port of Tianjin.  Losses also increased due to favorable development in 2014 on both prior years' attritional and prior years' catastrophe losses which did not recur or recur to the same level in 2015. The $35.1 million of current year catastrophe losses for the nine months ended September 30, 2015 were due to the 2015 Chilean earthquake ($17.4 million), Northern Chile storms ($9.8 million) and the New South Wales storms ($7.9 million). The $32.0 million of current year catastrophe losses for the nine months ended September 30, 2014 were due to the 2014 Chilean earthquake ($12.1 million), the Japan snowstorm ($10.0 million) and Hurricane Odile ($9.9 million).

Segment Expenses.  Commission and brokerage increased 17.5% to $27.9 million for the three months ended September 30, 2015 compared to $23.8 million for the three months ended September 30, 2014 and increased 16.0% to $93.2 million for the nine months ended September 30, 2015 compared to $80.3 million for the nine months ended September 30, 2014. The variances were primarily due to the impact of changes in the mix of business and changes in affiliated quota share agreements.

Segment other underwriting expenses increased slightly to $9.1 million for the three months ended September 30, 2015 compared to $8.8 million for the three months ended September 30, 2014, and increased slightly to $25.3 million for the nine months ended September 30, 2015 compared to $24.7 million for the nine months ended September 30, 2014.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2015	2014	Variance	% Change	2015	2014	Variance	% Change
Gross written premiums	$473.0	$354.0	$119.0	33.6%	$1,130.2	$885.0	$245.2	27.7%
Net written premiums	203.7	149.5	54.2	36.2%	490.1	386.7	103.4	26.8%

Premiums earned	$175.6	$148.4	$27.2	18.3%	$428.7	$382.4	$46.3	12.1%
Incurred losses and LAE	133.2	141.4	(8.2)	-5.8%	325.5	322.8	2.7	0.8%
Commission and brokerage	(4.7)	4.2	(8.8)	-211.9%	6.5	15.5	(9.0)	-58.0%
Other underwriting expenses	34.1	29.7	4.4	14.7%	94.7	79.3	15.4	19.5%
Underwriting gain (loss)	$13.0	$(26.9)	$39.9	-148.5%	$1.9	$(35.2)	$37.1	-105.4%

				Point Chg				Point Chg
Loss ratio	75.8%	95.3%		(19.5)	75.9%	84.4%		(8.5)
Commission and brokerage ratio	-2.7%	2.8%		(5.5)	1.5%	4.1%		(2.6)
Other underwriting expense ratio	19.5%	20.0%		(0.5)	22.2%	20.7%		1.5
Combined ratio	92.6%	118.1%		(25.5)	99.6%	109.2%		(9.6)

(Some amounts may not reconcile due to rounding)

Premiums.  Gross written premiums increased by 33.6% to $473.0 million for the three months ended September 30, 2015 compared to $354.0 million for the three months ended September 30, 2014.  This increase was primarily driven by increases in various lines of business as the company focused on expanding its insurance operations. Net written premiums increased by 36.2% to $203.7 million for the three months ended September 30, 2015 compared to $149.5 million for the three months ended September 30, 2014, which is consistent with the change in gross written premiums.  Premiums earned increased 18.3% to $175.6 million for the three months ended September 30, 2015 compared to $148.4 million for the three months ended September 30, 2014. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 27.7% to $1,130.2 million for the nine months ended September 30, 2015 compared to $885.0 million for the nine months ended September 30, 2014.  This increase was primarily driven by an increase in various lines of business as the company focused on expanding its insurance operations.  Net written premiums increased by 26.8% to $490.1 million for the nine months ended September 30, 2015 compared to $386.7 million for the nine months ended September 30, 2014, which is consistent with the change in gross written premiums.  Premiums earned increased 12.1% to $428.7 million for the nine months ended September 30, 2015 compared to $382.4 million for the nine months ended September 30, 2014. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$132.0	75.2%		$0.9	0.5%		$132.9	75.7%
Catastrophes	-	0.0%		0.2	0.1%		0.2	0.1%
Total segment	$132.0	75.2%		$1.2	0.7%		$133.2	75.8%

2014
Attritional	$140.6	94.8%		$0.8	0.5%		$141.4	95.3%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$140.6	94.8%		$0.8	0.5%		$141.4	95.3%

Variance 2015/2014
Attritional	$(8.6)	(19.6)	pts	$0.1	-	pts	$(8.5)	(19.6)	pts
Catastrophes	-	-	pts	0.2	0.1	pts	0.2	0.1	pts
Total segment	$(8.6)	(19.6)	pts	$0.4	0.1	pts	$(8.2)	(19.5)	pts

(Some amounts may not reconcile due to rounding.)

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$307.4	71.7%		$17.9	4.1%		$325.3	75.8%
Catastrophes	-	0.0%		0.3	0.1%		0.3	0.1%
Total segment	$307.4	71.7%		$18.2	4.2%		$325.5	75.9%

2014
Attritional	$319.4	83.5%		$3.4	0.9%		$322.8	84.4%
Catastrophes	-	0.0%		0.1	0.0%		0.1	0.0%
Total segment	$319.4	83.5%		$3.4	0.9%		$322.8	84.4%

Variance 2015/2014
Attritional	$(12.0)	(11.8)	pts	$14.5	3.2	pts	$2.5	(8.6)	pts
Catastrophes	-	-	pts	0.2	0.1	pts	0.2	0.1	pts
Total segment	$(12.0)	(11.8)	pts	$14.7	3.3	pts	$2.7	(8.5)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 5.8% to $133.2 million for the three months ended September 30, 2015 compared to $141.4 million for the three months ended September 30, 2014, mainly due to a decrease of $8.6 million in current year attritional losses related to impacts from affiliated quota share agreements. There were no current year catastrophe losses for the three months ended September 30, 2015 and 2014.

Incurred losses and LAE increased by 0.8% to $325.5 million for the nine months ended September 30, 2015 compared to $322.8 million for the nine months ended September 30, 2014, mainly due to an increase of $14.5 million in prior years' attritional losses related primarily to run-off excess casualty business, partially offset by a decline of $12.0 million in current year attritional losses related to impacts from affiliated quota share agreements. There were no current year catastrophe losses for the nine months ended September 30, 2015 and 2014.

Segment Expenses.  Commission and brokerage decreased to ($4.7) million for the three months ended September 30, 2015 compared to $4.2 million for the three months ended September 30, 2014 and decreased to $6.5 million for the nine months ended September 30, 2015 compared to $15.5 million for the nine months ended September 30, 2014. These decreases were primarily driven by changes in the mix of business and impacts from affiliated quota share agreements.

Segment other underwriting expenses increased to $34.1 million for the three months ended September 30, 2015 compared to $29.7 million for the three months ended September 30, 2014. Segment other underwriting expenses increased to $94.7 million for the nine months ended September 30, 2015 compared to $79.3 million for the nine months ended September 30, 2014. The increases were primarily due to the impact of the increases in premiums earned and increased focus on the insurance operations.

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

Interest Rate Risk.  Our $9.4 billion investment portfolio, at September 30, 2015, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $790.7 million of mortgage-backed securities in the $5,384.4 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $382.2 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates for mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At September 30, 2015
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$6,059.0	$5,916.8	$5,766.6	$5,607.1	$5,442.5
Market/Fair Value Change from Base (%)	5.1%	2.6%	0.0%	-2.8%	-5.6%
Change in Unrealized Appreciation
After-tax from Base ($)	$190.1	$97.6	$-	$(103.7)	$(210.7)

We had $7,878.1 million and $7,843.9 million of gross reserves for losses and LAE as of September 30, 2015 and December 31, 2014, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At September 30, 2015
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$959.5	$1,079.4	$1,199.3	$1,319.3	$1,439.2
After-tax Change in Fair/Market Value	(155.9)	(78.0)	-	78.0	155.9

Foreign Exchange Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S. ("foreign") operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Singapore and Canadian Dollars.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of September 30, 2015, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2014.

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

Dated:  November 16, 2015