Form 10-K
period 2015-12-31
EVEREST REINSURANCE HOLDINGS INC
filed 2016-03-23
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015

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

Securities registeredpursuant to Section pursuant to Section 12(g) of the Act:  None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer
Non-accelerated filer	X	Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes	No	X

The aggregate market value on June 30, 2015, the last business day of the registrant's most recently completed second quarter, of the voting stock held by non-affiliates of the registrant was zero.

At March 15, 2016, the number of shares outstanding of the registrant common shares was 1,000, all of which are owned by Everest Underwriting Group (Ireland) Limited, a wholly-owned direct subsidiary of Everest Re Group, Ltd.

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I of Form 10-K.

EVEREST REINSURANCE HOLDINGS, INC.

Table of Contents
FORM 10-K

PART I

Unless otherwise indicated, all financial data in this document have been prepared using accounting principles generally accepted in the United States of America ("GAAP").  As used in this document, "Holdings" means Everest Reinsurance Holdings, Inc., a Delaware company and direct subsidiary of Everest Underwriting Group (Ireland) Limited ("Holdings Ireland"); "Group" means Everest Re Group, Ltd. (Holdings Ireland's parent); "Bermuda Re" means Everest Reinsurance (Bermuda), Ltd., a subsidiary of Group; "Everest Re" means Everest Reinsurance Company and its subsidiaries, a subsidiary of Holdings (unless the context otherwise requires); and the "Company", "we", "us", and "our" means Holdings and its subsidiaries (unless the context otherwise requires).

ITEM 1.                BUSINESS

The Company.
Holdings, a Delaware corporation, is a wholly-owned subsidiary of Holdings Ireland.  On December 30, 2008, Group contributed Holdings to its recently established Irish holding company, Holdings Ireland.  Holdings Ireland is a direct subsidiary of Group and was established to serve as a holding company for the U.S. and Irish reinsurance and insurance subsidiaries.  Group is a Bermuda holding company whose common shares are publicly traded in the U.S. on the New York Stock Exchange under the symbol "RE".  Group files an annual report on Form 10-K with the Securities and Exchange Commission (the "SEC") with respect to its consolidated operations, including Holdings.

The Company's principal business, conducted through its operating segments, is the underwriting of reinsurance and insurance in the U.S. and international markets. The Company had gross written premiums, in 2015, of $5.0 billion, with approximately 70% representing reinsurance and 30% representing insurance.  Stockholder's equity at December 31, 2015 was $4.9 billion. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company's preferred reinsurance purchasing method.  The Company underwrites insurance directly and through general agent relationships, brokers and surplus lines brokers.  Holdings' active operating subsidiaries, are each rated A+ ("Superior") by A.M. Best Company ("A.M. Best"), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.

Following is a summary of the Company's operating subsidiaries:

•
Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states, the District of Columbia and Puerto Rico and is authorized to conduct reinsurance business in Canada, Singapore and Brazil. Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets.  Everest Re has engaged in reinsurance transactions with Bermuda Re, Everest International Reinsurance, Ltd. ("Everest International"), Mt. Logan Re, Ltd. ("Mt. Logan Re") and Everest Insurance Company of Canada ("Everest Canada"), which are affiliated companies, primarily driven by enterprise risk and capital management considerations under which business is transacted at market rates and terms.  At December 31, 2015 Everest Re had statutory surplus of $3.2 billion.

•
Everest National Insurance Company ("Everest National"), a Delaware insurance company and a direct subsidiary of Everest Re, is licensed in 50 states and the District of Columbia and is authorized to write property and casualty insurance on an admitted basis in the jurisdictions in which it is licensed. The majority of Everest National's business is reinsured by its parent, Everest Re.

•
Everest Indemnity Insurance Company ("Everest Indemnity"), a Delaware insurance company and a direct subsidiary of Everest Re, writes excess and surplus lines insurance business in the U.S. on a non-admitted basis. Excess and surplus lines insurance is specialty property and liability coverage that an insurer not licensed to write insurance in a particular jurisdiction is permitted to provide to insureds when the specific specialty coverage is unavailable from admitted insurers.  Everest Indemnity is licensed in Delaware and is eligible to write business on a non-admitted basis in all other states, the District of Columbia and Puerto Rico.  The majority of Everest Indemnity's business is reinsured by its parent, Everest Re.

•
Everest Security Insurance Company ("Everest Security"), a Georgia insurance company and a direct subsidiary of Everest Re, writes property and casualty insurance on an admitted basis in Georgia and Alabama.  The majority of Everest Security's business is reinsured by its parent, Everest Re.

•
Mt. McKinley Insurance Company ("Mt. McKinley"), a Delaware insurance company and a direct subsidiary of Holdings, was acquired by Holdings in September 2000 from The Prudential Insurance Company of America ("The Prudential").  In 1985, Mt. McKinley ceased writing new and renewal insurance and commenced a run-off operation to service claims arising from its previously written business.  Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for arm's length consideration, all of its net insurance exposures and reserves to Bermuda Re.

•
Effective July 13, 2015, the Company sold all of the outstanding shares of capital stock in Mt. McKinley to Clearwater Insurance Company.  The operating results of Mt. McKinley through July 13, 2015 are included within the Company's financial statements.

•
Heartland Crop Insurance, Inc. ("Heartland"), a Kansas based managing general agent and a direct subsidiary of Holdings, was acquired on January 2, 2011.  Heartland specializes in crop insurance, which is written mainly through Everest National.

•
Everest International Assurance, Ltd. ("Everest Assurance"), a Bermuda company and a direct subsidiary of Holdings is registered in Bermuda as a Class 3A general business insurer and as a Class C long-term insurer.  Everest Assurance has made a one-time election under section 953(d) of the U.S. Internal Revenue Code to be a U.S. income tax paying "Controlled Foreign Corporation."  By making this election, Everest Assurance will be authorized to write life reinsurance and casualty reinsurance in both Bermuda and the U.S.

Reinsurance Industry Overview.
Reinsurance is an arrangement in which an insurance company, the reinsurer, agrees to indemnify another insurance or reinsurance company, the ceding company, against all or a portion of the insurance risks underwritten by the ceding company under one or more insurance contracts.  Reinsurance can provide a ceding company with several benefits, including a reduction in its net liability on individual risks or classes of risks, catastrophe protection from large and/or multiple losses and/or a reduction in operating leverage as measured by the ratio of net premiums and reserves to capital.  Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and write more business than would be acceptable relative to the ceding company's financial resources.  Reinsurance does not discharge the ceding company from its liability to policyholders; rather, it reimburses the ceding company for covered losses.

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

Business Strategy.
The Company's business strategy is to sustain its leadership position within targeted reinsurance and insurance markets, provide effective management throughout the property and casualty underwriting cycle and thereby achieve an attractive return for its shareholders.  The Company's underwriting strategies seek to capitalize on its i) financial strength and capacity, ii) global franchise, iii) stable and experienced management team, iv) diversified product and distribution offerings, v) underwriting expertise and disciplined approach, vi) efficient and low-cost operating structure and vii) effective enterprise risk management practices.

The Company offers treaty and facultative reinsurance and admitted and non-admitted insurance. The Company's products include the full range of property and casualty reinsurance and insurance coverages, including marine, aviation, surety, errors and omissions liability ("E&O"), directors' and officers' liability ("D&O"), medical malpractice, other specialty lines, accident and health ("A&H") and workers' compensation.

The Company's underwriting strategies emphasizes underwriting profitability over premium volume.  Key elements of this strategy include careful risk selection, appropriate pricing through strict underwriting discipline and adjustment of the Company's business mix in response to changing market conditions.  The Company focuses on reinsuring companies that effectively manage the underwriting cycle through proper analysis and pricing of underlying risks and whose underwriting guidelines and performance are compatible with its objectives.

The Company's underwriting strategies emphasize flexibility and responsiveness to changing market conditions.  The Company believes that its existing strengths, including its broad underwriting expertise, global presence, strong financial ratings and substantial capital, facilitate adjustments to its mix of business geographically, by line of business and by type of coverage, allowing it to participate in those market opportunities that provide the greatest potential for underwriting profitability.  The Company's insurance operations complement these strategies by accessing business that is not available on a reinsurance basis.  The Company carefully monitors its mix of business across all operations to avoid unacceptable geographic or other risk concentrations.

During 2015, the Company initiated a strategic build out of its insurance platform through the investment in key leadership hires which in turn has brought significant underwriting talent and stronger direction in achieving its insurance program strategic goals of increased premium volume and improved underwriting results. Recent growth is coming from highly diversified areas including newly launched lines of business, as well as, product and geographic expansion in existing lines of business. The Company is building a world-class insurance platform capable of offering products across lines and geographies, complementing its leading global reinsurance franchise.

Capital Transactions.
The Company's business operations are in part dependent on its financial strength and financial strength ratings, and the market's perception of its financial strength.  The Company's stockholder's equity was $4,931.2 million and $4,572.7 million at December 31, 2015 and 2014, respectively. The Company possesses significant financial flexibility with access to the debt markets and, through its ultimate parent, equity markets, as a result of its perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.  The Company's capital position remains strong, commensurate with its financial ratings and the Company has ample liquidity to meet its financial obligations for the foreseeable future.

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

Financial Strength Ratings.
The following table shows the current financial strength ratings of the Company's operating subsidiaries as reported by A.M. Best, Standard & Poor's Financial Services, LLC ("Standard & Poor's") and Moody's Investors Services, Inc. ("Moody's").  These ratings are based upon factors of concern to policyholders and should not be considered an indication of the degree or lack of risk involved in a direct or indirect equity investment in an insurance or reinsurance company.

All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies.  The ratings presented in the following table were in effect as of February 8, 2016.

The Company believes that its ratings are important as they provide the Company's customers and its investors with an independent assessment of the Company's financial strength using a rating scale that provides for relative comparisons.  Strong financial ratings are particularly important for reinsurance companies.  Ceding companies must rely on their reinsurers to pay covered losses well into the future.  As a result, a highly rated reinsurer is generally preferred.

Operating Subsidiary:	A.M. Best	Standard & Poor's	Moody's

Everest Re	A+ (Superior)	A+ (Strong)	A1 (upper-medium)
Everest National	A+ (Superior)	A+ (Strong)	Not Rated
Everest Indemnity	A+ (Superior)	A+ (Strong)	Not Rated
Everest Security	A+ (Superior)	Not Rated	Not Rated
Everest International Assurance	A+ (Superior)	A (Strong)	Not Rated

A.M. Best states that the "A+" ("Superior") rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing insurance policy and contract obligations based on A.M. Best's comprehensive quantitative and qualitative evaluation of a company's balance sheet strength, operating performance and business profile.  A.M. Best affirmed these ratings on September 9, 2015.  Standard & Poor's states that the "A+"/"A" ratings are assigned to those insurance companies which, in its opinion, have strong financial security characteristics with respect to their ability to pay under its insurance policies and contracts in accordance with their terms.  Standard & Poor's affirmed these ratings on June 16, 2015.  Moody's states that an "A1" rating is assigned to companies that, in their opinion, offer upper-medium grade security and are subject to low credit risk.  Moody's affirmed these ratings on December 21, 2015.

Subsidiaries other than Everest Re may not be rated by some or any rating agencies because such ratings are not considered essential by the individual subsidiary's customers or because of the limited nature of the subsidiary's operations.

Debt Ratings.
The following table shows the debt ratings by A.M. Best, Standard & Poor's and Moody's of the Holdings' senior notes due June 1, 2044 and long term notes due May 1, 2067 both of which are considered investment grade.  Debt ratings are the rating agencies' current assessment of the credit worthiness of an obligor with respect to a specific obligation.

	A.M. Best		Standard & Poor's		Moody's
Senior Notes	a-	(Strong)	A-	(Strong)	Baa1	(Medium Grade)
Long Term Notes	bbb	(Adequate)	BBB	(Adequate)	Baa2	(Medium Grade)

A debt rating of "a-" is assigned by A.M. Best where the issuer, in A.M. Best's opinion, has a strong ability to meet the terms of the obligation.  A.M. Best assigns a debt rating in the "bbb" range where the issuer, in A.M. Best's opinion, has adequate ability to meet the terms of the obligation but notes that the issue is more susceptible to changes in economic or other conditions.  Standard & Poor's assigns a debt rating in the "A" range to issuers that have strong capacity to meet its financial commitments but is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than obligors in higher-rated categories.  A debt rating in the "BBB" range is assigned by Standard & Poor's where the obligation exhibits adequate protection parameters although adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitment on the obligation.  According to Moody's, a debt rating of "Baa" is assigned to issues that are considered medium-grade obligations and subject to moderate credit risk and as such may possess certain speculative characteristics.

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

The Company competes in the U.S. and international reinsurance and insurance markets with numerous global competitors.  Our competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies, domestic and international underwriting operations, including underwriting syndicates at Lloyd's of London and certain government sponsored risk transfer vehicles.  Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and recently, the securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  During the second and third quarters of 2013, Canada experienced historic flooding in Alberta and Toronto, which resulted in higher catastrophe rates in these areas during 2014.  Although there have been other flooding and wind storm events and earthquakes in other parts of the world, the overall 2013, 2014 and 2015 catastrophe losses for the industry were considerably lower than average.  This lower level of losses, combined with increased competition has resulted in downward pressure on insurance and reinsurance rates in certain geographical areas.  These lower catastrophe historic losses are placing downward pressure on worldwide regional catastrophe markets.

During 2015, the company initiated a strategic build out of its insurance platform through the investment in key leadership hires which in turn has brought significant underwriting talent and stronger direction in achieving its insurance program strategic goals of increased premium volume and improved underwriting results.  Recent growth is coming from highly diversified areas including newly launched lines of business, as well as, product and geographic expansion in existing lines of business.  The Company is building a world-class insurance platform capable of offering products across lines and geographies, complementing its leading global reinsurance franchise.

Overall, the Company believes that given our size, strong ratings, distribution system, reputation, expertise and capital market vehicle activity the current marketplace conditions provide profit opportunities.  We continue to employ our strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in our overall portfolio.

Employees.
As of February 1, 2016, the Company employed 760 persons.  Management believes that employee relations are good.  None of the Company's employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

Available Information.
The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge through the Company's internet website at http://www.everestregroup.com as soon as reasonably practicable after such reports are electronically filed with the SEC.

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

Prolonged and severe disruptions in the overall public debt and equity markets, such as occurred during 2008, could result in significant realized and unrealized losses in our investment portfolio.  Although financial markets have significantly improved since 2008, they could deteriorate in the future.  There could also be disruption in individual market sectors, such as is occurring in the energy sector.  Such declines in the financial markets could result in significant realized and unrealized losses on investments and could have a material adverse impact on our results of operations, equity, business and insurer financial strength and debt ratings.

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

Calendar year:	Pre-tax catastrophe losses
(Dollars in millions)
2015	$31.9
2014	18.2
2013	76.6
2012	235.8
2011	798.4

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

We are required to maintain reserves to cover our estimated ultimate liability of losses and loss adjustment expenses ("LAE") for both reported and unreported claims incurred.  These reserves are only estimates of what we believe the settlement and administration of claims will cost based on facts and circumstances known to us.  In setting reserves for our reinsurance liabilities, we rely on claim data supplied by our ceding companies and brokers and we employ actuarial and statistical projections.  The information received from our ceding companies is not always timely or accurate, which can contribute to inaccuracies in our loss projections.  Because of the uncertainties that surround our estimates of loss and LAE reserves, we cannot be certain that ultimate losses and LAE payments will not exceed our estimates.  If our reserves are deficient, we would be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings and a reduction of capital.  By way of illustration, during the past five calendar years, the reserve re-estimation process resulted in an increase to our pre-tax net income in 2015 and a decrease to our pre-tax net income in 2011 through 2014.

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2015	$6.5	increase
2014	39.2	decrease
2013	44.6	decrease
2012	12.3	decrease
2011	14.8	decrease

The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential asbestos and environmental ("A&E") liabilities.  At December 31, 2015, 5.5% of our gross reserves were comprised of A&E reserves.  A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage.  Legal tactics and judicial and legislative developments affecting the scope of insurers' liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

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

In addition, losses may arise from events or exposures that are not anticipated when the coverage is priced.  In addition to unanticipated events, we also face the unanticipated expansion of our exposures, particularly in long-tail liability lines.  An example of this is the expansion over time of the scope of insurers' legal liability within the mass tort arena, particularly for A&E exposures discussed above.

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

Our active insurance company subsidiaries currently hold financial strength ratings assigned by third-party rating agencies which assess and rate the claims paying ability and financial strength of insurers and reinsurers. Our active subsidiaries carry an "A+" ("Superior") rating from A.M. Best. Everest Re, Everest National and Everest Indemnity hold an "A+" ("Strong") rating from Standard & Poor's and Everest Assurance holds an "A" ("Strong") rating from this same agency.  Everest Re holds an "A1" ("upper-medium") rating from Moody's.  Financial strength ratings are used by client companies and agents and brokers that place the business as an important means of assessing the financial strength and quality of reinsurers. A downgrade or withdrawal of any of these ratings might adversely affect our ability to market our insurance products and could have a material and adverse effect on future prospects for growth and profitability.

Consistent with market practice, much of our treaty reinsurance business allows the ceding company to terminate the contract or seek collateralization of our obligations in the event of a rating downgrade below a certain threshold.  The termination provision would generally be triggered if a rating fell below A.M. Best's A- rating level, which is three levels below Everest Re's current rating of A+. To a lesser extent, Everest Re also has modest exposure to reinsurance contracts that contain provisions for obligatory funding of outstanding liabilities in the event of a rating agency downgrade.  Those provisions would also generally be triggered if Everest Re's rating fell below A.M. Best's A- rating level.

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

If we are unable or choose not to purchase reinsurance and transfer risk to the reinsurance markets, our net income could be reduced or we could incur a net loss in the event of unusual loss experience.

We are generally less reliant on the purchase of reinsurance than many of our competitors, in part because of our strategic emphasis on underwriting discipline and management of the cycles inherent in our business.  We try to separate our risk taking process from our risk mitigation process in order to avoid developing too great a reliance on reinsurance.  Historically, we generally purchased reinsurance from other third parties only when we expect a net benefit.  With the expansion of the capital markets into insurance linked financial instruments, we increased our use of capital market products for catastrophe reinsurance starting in 2014.  In addition, some of our quota share contracts with larger retrocessions were increased during 2014.  The percentage of business that we reinsure may vary considerably from year to year, depending on our view of the relationship between cost and expected benefit for the contract period.

We have entered into affiliated whole account quota share reinsurance agreements for 2002 through 2015 and which continue for 2016 with Bermuda Re.  We believe that the terms, conditions and pricing of the quota share agreements reflect arm's length market conditions.  In addition, we entered into a loss portfolio transfer agreement with Bermuda Re on October 1, 2008.  These affiliated reinsurance arrangements allow us to more effectively leverage our capital, expertise, distribution platform and market presence than our stand alone capital position would otherwise allow.

Percentage of ceded written premiums to gross written premiums	2015	2014	2013	2012	2011

Unaffiliated	8.2%	9.3%	5.0%	6.3%	5.0%
Affiliated	49.9%	48.2%	47.3%	46.3%	45.8%

Our affiliated quota share agreements reflect general reinsurance market terms and conditions and are negotiated on an arms' length basis. As a result, there can be no assurance that these arrangements will continue beyond 2015. If the quota shares are not renewed, we may have to reduce our premium volume and we may be more exposed to reductions in net income from large losses.

Our industry is highly competitive and we may not be able to compete successfully in the future.

Our industry is highly competitive and subject to pricing cycles that can be pronounced. We compete globally in the United States, international reinsurance and insurance markets with numerous competitors.  Our competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd's of London.

According to Standard & Poor's, we rank among the top ten global reinsurance groups, where  more than two-thirds of the market share is concentrated.  The worldwide net premium written by the Top 40 global reinsurance groups, for both life and non-life business, was estimated to be $195 billion in 2014 according to data compiled by Standard & Poor's.  The leaders in this market are Swiss Re, Munich Re, Berkshire Hathaway Inc., Hannover Rueckversicherung AG, SCOR SE and syndicates at Lloyd's of London.  Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships throughout the industry, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and the entry of alternative capital market products and vehicles provide additional sources of reinsurance and insurance capacity and increased competition.

We are dependent on our key personnel.

Our success has been, and will continue to be, dependent on our ability to retain the services of our existing key executive officers and to attract and retain additional qualified personnel in the future.  The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business.  Generally, we consider key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: Chairman, President and Chief Executive Officer, Dominic J. Addesso (age 62), Executive Vice President and Chief Financial Officer, Craig Howie (age 52), Executive Vice President and Chief Underwriting Officer of our

operating subsidiaries, John P. Doucette (age 50) and Executive Vice President, General Counsel, Chief Compliance Officer and Secretary, Sanjoy Mukherjee (age 49).  Through Group and its affiliates, we have employment contracts with Mr. Addesso, Mr. Doucette and Mr. Mukherjee, which have been filed with the SEC and provide for terms of employment ending on December 31, 2018 for Mr. Addesso and September 1, 2016 for Mr. Doucette and Mr. Mukherjee.

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

The majority of our fixed income securities are classified as available for sale and temporary changes in the market value of these investments are reflected as changes to our stockholder's equity.  Our actively managed equity security portfolios are fair valued and any changes in fair value are reflected as net realized capital gains or losses.  As a result, a decline in the value of our securities reduces our capital or could cause us to incur a loss.

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

	At
(Dollars in millions)	December 31, 2015	% of Total
Mortgage-backed securities
Commercial	$62.4	0.7%
Agency residential	712.3	7.5%
Non-agency residential	0.2	0.0%
Other asset-backed	145.0	1.5%
Total asset-backed	919.9	9.7%
Other fixed income	4,436.6	46.6%
Total fixed income, at market value	5,356.5	56.3%
Fixed maturities, at fair value	2.1	0.0%
Equity securities, at fair value	1,215.4	12.8%
Other invested assets, at market value	450.2	4.7%
Other invested assets, at fair value	1,773.2	18.6%
Cash and short-term investments	718.9	7.6%
Total investments and cash	$9,516.3	100.0%

We may experience foreign currency exchange losses that reduce our net income and capital levels.

Through our international operations, we conduct business in a variety of foreign (non-U.S.) currencies, principally the Canadian dollar and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations, especially relative to the U.S. dollar, may materially impact our results and financial position. In 2015, we wrote approximately 19.7% of our coverages in non-U.S. currencies; as of December 31, 2015, we maintained approximately 9.7% of our investment portfolio in investments denominated in non-U.S. currencies. During 2015, 2014 and 2013, the impact on our quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $11.5 million to a gain of $16.7 million.

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

We are subject to extensive and increasing regulation under U.S., state and foreign insurance laws.  These laws limit the amount of dividends that can be paid to us by our operating subsidiaries, impose restrictions on the amount and type of investments that we can hold, prescribe solvency, accounting and internal control standards that must be met and maintained and require us to maintain reserves.  These laws also require disclosure of material inter-affiliate transactions and require prior approval of "extraordinary" transactions.  Such "extraordinary" transactions include declaring dividends from operating subsidiaries that exceed statutory thresholds.  These laws also generally require approval of changes of control of insurance companies.  The application of these laws could affect our liquidity and ability to pay dividends, interest and other payments on securities, as applicable, and could restrict our ability to expand our business operations through acquisitions of new insurance subsidiaries.  We may not have or maintain all required licenses and approvals or fully comply with the wide variety of applicable laws and regulations or the relevant authority's interpretation of the laws and regulations.  If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or monetarily penalize us.  These types of actions could have a material adverse effect on our business.  To date, no material fine, penalty or restriction has been imposed on us for failure to comply with any insurance law or regulation.

As a result of the previous dislocation of the financial markets, Congress and the Presidential administration in the United States are implementing changes in the way the financial services industry is regulated.  Some of these changes are also impacting the insurance industry. For example, the United States Department of Treasury has recently established the Federal Insurance Office with the authority to monitor all aspects of the insurance sector, monitor the extent to which traditionally underserved communities and consumers have access to affordable non-health insurance products, to represent the United States on prudential aspects of international insurance matters, to assist with administration of the Terrorism Risk Insurance Program and to advise on important national and international insurance matters.  In addition, regulatory bodies in Europe are developing a new capital adequacy directive for insurers and reinsurers.  The future impact of such initiatives, if any, on our operation, net income (loss) or financial condition cannot be determined at this time.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Everest Re's corporate offices are located in approximately 230,500 square feet of leased office space in Liberty Corner, New Jersey.  The Company's other seventeen locations occupy a total of approximately 161,664 square feet, all of which are leased.  Management believes that the above described office space is adequate for its current and anticipated needs.

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

Market Information and Holder of Common Stock.
As of December 31, 2015, all of the Company's common stock was owned by Holdings Ireland and was not publicly traded.

Dividend History and Restrictions.
The Company did not pay any dividends in 2015, 2014 and 2013.  The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, financial condition, business needs and growth objectives, capital and surplus requirements of its operating subsidiaries, regulatory restrictions, rating agency considerations and other factors.  As an insurance holding company, the Company is dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its stockholder.  The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law.  Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $3.2 billion at December 31, 2015, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner.  During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress.  Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of an insurer's statutory surplus as of the end of the prior calendar year or (2) the insurer's statutory net income, not including realized capital gains, for the prior calendar year.  The maximum amount that is available for the payment of dividends by Everest Re in 2016 without prior regulatory approval is $498.5 million.

Recent Sales of Unregistered Securities.

None.

ITEM 6.                SELECTED FINANCIAL DATA

Information for Item 6 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 7.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion and analysis of our results of operations and financial condition.  It should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto presented under ITEM 8, "Financial Statements and Supplementary Data".

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

We compete in the U.S. and international reinsurance and insurance markets with numerous global competitors.  Our competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies, domestic and international underwriting operations, including underwriting syndicates at Lloyd's of London and certain government sponsored risk transfer vehicles.  Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and recently, the securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  During the second and third quarters of 2013, Canada experienced historic flooding in Alberta and Toronto, which resulted in higher catastrophe rates in these areas during 2014.  Although there have been other flooding and wind storm events and earthquakes in other parts of the world , the overall 2013, 2014 and 2015 catastrophe losses for the industry were considerably lower than average.  This lower level of losses, combined with increased competition has resulted in downward pressure on insurance and reinsurance rates in certain geographical areas.  These lower catastrophe historic losses are placing downward pressure on worldwide regional catastrophe markets.

During 2015, we initiated a strategic build out of our insurance platform through the investment in key leadership hires which in turn has brought significant underwriting talent and stronger direction in achieving our insurance program strategic goals of increased volume and improved underwriting results.  Recent growth is coming from highly diversified areas including newly launched lines of business, as well as, product and geographic expansion in existing lines of business.  We are building a world-class insurance platform capable of offering products across lines and geographies, complementing our leading global reinsurance franchise.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder's equity for the periods indicated:

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2015	2014	2013	2015/2014	2014/2013
Gross written premiums	$4,995.6	$4,965.3	$4,437.5	0.6%	11.9%
Net written premiums	2,093.3	2,107.0	2,117.4	-0.6%	-0.5%

REVENUES:
Premiums earned	$2,143.8	$2,113.7	$2,006.4	1.4%	5.4%
Net investment income	273.3	290.3	297.0	-5.9%	-2.3%
Net realized capital gains (losses)	50.3	206.7	723.1	-75.6%	-71.4%
Other income (expense)	29.3	(22.3)	(7.7)	-231.3%	188.8%
Total revenues	2,496.6	2,588.4	3,018.8	-3.5%	-14.3%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,319.6	1,354.1	1,272.2	-2.6%	6.4%
Commission, brokerage, taxes and fees	315.1	339.4	293.9	-7.2%	15.5%
Other underwriting expenses	214.8	192.0	193.5	11.9%	-0.8%
Corporate expense	7.2	7.3	8.3	-1.0%	-12.2%
Interest, fee and bond issue cost amortization expense	35.4	38.0	45.5	-6.7%	-16.5%
Total claims and expenses	1,892.1	1,930.7	1,813.3	-2.0%	6.5%

INCOME (LOSS) BEFORE TAXES	604.5	657.7	1,205.5	-8.1%	-45.4%
Income tax expense (benefit)	191.9	203.6	407.2	-5.7%	-50.0%
NET INCOME (LOSS)	$412.7	$454.1	$798.3	-9.1%	-43.1%

RATIOS:				Point Change
Loss ratio	61.6%	64.1%	63.4%	(2.5)	0.7
Commission and brokerage ratio	14.7%	16.1%	14.6%	(1.4)	1.5
Other underwriting expense ratio	10.0%	9.0%	9.7%	1.0	(0.7)
Combined ratio	86.3%	89.2%	87.7%	(2.9)	1.5

	At December 31,			Percentage Increase/ (Decrease)
(Dollars in millions)	2015	2014	2013	2015/2014	2014/2013
Balance sheet data:
Total investments and cash	$9,516.3	$9,572.6	$9,495.1	-0.6%	0.8%
Total assets	16,700.6	16,322.3	15,521.0	2.3%	5.2%
Loss and loss adjustment expense reserves	7,940.7	7,843.9	7,653.2	1.2%	2.5%
Total debt	638.4	638.4	488.3	0.0%	30.7%
Total liabilities	11,769.4	11,749.6	11,330.5	0.2%	3.7%
Stockholder's equity	4,931.2	4,572.7	4,190.5	7.8%	9.1%

(Some amounts may not reconcile due to rounding)

Revenues.
Premiums.  Gross written premiums increased by 0.6% to $4,995.6 million in 2015, compared to $4,965.3 million in 2014, reflecting a $293.4 million, or 24.9%, increase in our insurance business, partially offset by a $263.0 million, or 6.9%, decrease in our reinsurance business. The rise in insurance premiums was primarily due to increases in most lines of business, as we have focused on expanding the insurance operations. The decline in reinsurance premiums were due mainly to decreases in treaty casualty business, reductions in quota share agreements and a negative impact of approximately $91.9 million from the year over year movement in foreign exchange rates.  Net written premiums decreased by 0.6% to $2,093.3 million in 2015 compared to $2,107.0 million in 2014. The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance mainly related to quota share contracts.  Premiums earned increased by 1.4% to $2,143.8 million in 2015, compared to $2,113.7 million in 2014.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Net Investment Income.  Net investment income decreased by 5.9% to $273.3 million in 2015, compared with net investment income of $290.3 million in 2014. Net pre-tax investment income, as a percentage of average invested assets, was 3.1% in 2015 compared to 3.5% in 2014. The decline in income and yield was primarily the result of lower income on fixed income securities and a decrease in our limited partnership income.

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

Net Realized Capital Gains (Losses). Net realized capital gains were $50.3 million, $206.7 million and $723.1 million in 2015, 2014 and 2013, respectively. The $50.3 million was comprised of a $94.7 million gain on the sale of a subsidiary and $44.1 million of net gains from sales on our fixed maturity and equity securities, partially offset by $78.8 million of other-than-temporary impairments and $9.6 million of losses from fair value re-measurements on equity securities and other invested assets.  Comprising the $206.7 million, there were $251.8 million of gains from fair value re-measurements on fixed maturity, equity securities and other invested assets, partially offset by $38.9 million of other-than-temporary impairments and $6.2 million of losses from sales on our fixed maturity and equity securities.  The net realized capital gains of $723.1 million in 2013 were the result of $687.6 million of gains from fair value re-measurements and $35.6 million of net realized capital gains from sales on our fixed maturity and equity securities.

Other Income (Expense).  We recorded other income of $29.3 million in 2015 and other expense of $22.3 million and $7.7 million in 2014 and 2013, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses ("LAE") for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional (a)	$1,282.9	59.8%		$4.7	0.3%		$1,287.6	60.1%
Catastrophes	43.1	2.0%		(11.2)	-0.5%		31.9	1.5%
Total	$1,326.0	61.8%		$(6.5)	-0.2%		$1,319.6	61.6%

2014
Attritional (a)	$1,273.1	60.3%		$62.8	2.9%		$1,335.9	63.2%
Catastrophes	41.8	2.0%		(23.6)	-1.1%		18.2	0.9%
Total	$1,314.9	62.3%		$39.2	1.8%		$1,354.1	64.1%

2013
Attritional (a)	$1,167.6	58.2%		$27.9	1.4%		$1,195.5	59.6%
Catastrophes	59.9	3.0%		16.7	0.8%		76.6	3.8%
Total	$1,227.5	61.2%		$44.6	2.2%		$1,272.2	63.4%

Variance 2015/2014
Attritional (a)	$9.8	(0.5)	pts	$(58.1)	(2.6)	pts	$(48.3)	(3.1)	pts
Catastrophes	1.3	-	pts	12.4	0.6	pts	13.7	0.6	pts
Total	$11.1	(0.5)	pts	$(45.7)	(2.0)	pts	$(34.5)	(2.5)	pts

Variance 2014/2013
Attritional (a)	$105.5	2.1	pts	$34.9	1.5	pts	$140.4	3.6	pts
Catastrophes	(18.1)	(1.0)	pts	(40.3)	(1.9)	pts	(58.4)	(2.9)	pts
Total	$87.4	1.1	pts	$(5.4)	(0.4)	pts	$81.9	0.7	pts

(a) Attritional losses exclude catastrophe losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 2.6% to $1,319.6 million in 2015 compared to $1,354.1 million in 2014, primarily due to a decrease in prior years attritional losses of $58.1 million.  The $4.7 million of prior years losses was comprised of $79.8 million of losses from the insurance segment, partially offset by $75.1 million of favorable development from the reinsurance segments.  This $79.8 million of loss development in the insurance segment largely related to umbrella business and construction liability on run-off programs non-renewed by the Company several years ago.  The $75.1 million of favorable development related primarily to casualty and property treaty business and was net of $30.9 million of development in asbestos reserves.  Current year catastrophe losses were $43.1 million in 2015 and related to the 2015 Chilean earthquake ($17.4 million), Northern Chile storms ($9.6 million), the 2015 US Storms ($8.1 million) and the New South Wales storms ($8.0 million). The $41.8 million of current year catastrophe losses for the year ended December 31, 2014 represented 2.0 points and related to the Japan snowstorm ($13.9 million), the 2014 Chilean earthquake ($10.4 million), Hurricane Odile ($10.1 million) and the Brisbane hailstorm ($7.5 million).  The $11.2 million of favorable development in prior years catastrophes related primarily to Typhoon Fitow.

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

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees decreased by 7.2% to $315.1 million in 2015 compared to $339.4 million in 2014.  These changes were primarily due to the impact of changes in the mix of business and the impact of affiliated quota shares.

Commission, brokerage, taxes and fees increased by 15.5% to $339.4 million in 2014 compared to $293.9 million in 2013.  These changes were primarily due to the impact of the increase in premiums earned, higher contingent commissions and changes in the mix of business.

Other Underwriting Expenses.  Other underwriting expenses were $214.8 million, $192.0 million and $193.5 million in 2015, 2014 and 2013, respectively.  The increase for 2015 compared with 2014 was due to the impact of higher premium earned and higher compensation expenses.  Other underwriting expense was essentially flat for 2014 compared to 2013.

Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $7.2 million, $7.3 million and $8.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $35.4 million, $38.0 million and $45.5 million in 2015, 2014 and 2013, respectively.  The decreases were primarily due to the redemption of $329.9 million of trust preferred securities in May, 2013 and the maturity of $250.0 million of senior notes on October 15, 2014, partially offset by the impact of the issuance of $400.0 million of senior notes in June, 2014.

Income Tax Expense (Benefit).  Income tax expenses were $191.9 million, $203.6 million and $407.2 million in 2015, 2014 and 2013, respectively.  Income tax expense is primarily a function of the geographic location of the Company's pre-tax income and the statutory tax rates in those jurisdictions, as affected by tax-exempt investment income.  Variations in the income tax expense generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates. The decrease in income tax expense for 2015 compared to 2014 was due to lower realized capital gains in the U.S.  The decrease in income tax expense for 2014 compared to 2013 is primarily due to lower net realized capital gains in the U.S. and the realization of additional foreign tax credits.

Net Income (Loss).
Our net income was $412.7 million, $454.1 million and $798.3 million in 2015, 2014 and 2013, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio decreased by 2.9 points to 86.3% in 2015 compared to 89.2% in 2014.  The loss ratio component decreased 2.5 points in 2015 over the same period last year, primarily due to the decrease in prior years attritional losses.  The commission and brokerage ratio components decreased 1.4 points in 2015 over the same period last year primarily due to changes in the mix of business and the impact of the affiliated quota shares.  The other underwriting expense ratio components increased 1.0 points in 2015 over the same period last year due to the additional expenses related to the increased focus on the expansion of the insurance business.

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

Stockholder's Equity.
Stockholders' equity increased by $358.5 million to $4,931.2 million at December 31, 2015 from $4,572.7 million at December 31, 2014, principally as a result of $412.7 million of net income, $12.5 million of share-based compensation transactions and $11.9 million of net benefit plan obligation adjustments, partially offset by $54.6 million of net foreign currency translation adjustments and $24.0 million of net unrealized depreciation on investments, net of tax.

Stockholders' equity increased by $382.2 million to $4,572.7 million at December 31, 2014 from $4,190.5 million at December 31, 2013, principally as a result of $454.1 million of net income and $11.2 million of share-based compensation transactions, partially offset by $36.1 million of net benefit plan obligation adjustments, $29.2 million of net foreign currency translation adjustments and $17.8 million of net unrealized depreciation on investments, net of tax.

Consolidated Investment Results

Net Investment Income.
Net investment income decreased by 5.9 % to $273.3 million in 2015 compared to $290.3 million 2014.  These decreases were primarily due to a decrease in income on the fixed income portfolio and income from our limited partnership investments, partially offset by an increase in dividends from Parent's shares and interest income received from the Parent on the affiliated note receivable.

Net investment income decreased 2.3% to $290.3 million in 2014 compared to $297.0 million in 2013 primarily due to a decline in income from our limited partnership investments and a decline in income from our fixed maturities, reflective of lower reinvestment rates, partially offset by an increase in dividends from parent's shares.

The following table shows the components of net investment income for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Fixed maturities	$188.3	$207.9	$210.4
Equity securities	34.4	34.1	36.3
Short-term investments and cash	1.0	1.2	1.1
Other invested assets
Limited partnerships	19.6	29.7	36.7
Dividends from Parent's shares	38.9	31.1	21.3
Other	1.8	3.6	7.3
Gross investment income before adjustments	284.0	307.5	313.1
Funds held interest income (expense)	5.6	5.4	6.9
Interest income from Parent	4.3	-	-
Gross investment income	293.9	313.0	320.1
Investment expenses	(20.6)	(22.7)	(23.1)
Net investment income	$273.3	$290.3	$297.0

(Some amounts may not reconcile due to rounding.)

The following table shows a comparison of various investment yields for the periods indicated:

	2015	2014	2013
Imbedded pre-tax yield of cash and invested assets at December 31	2.9%	3.1%	3.3%
Imbedded after-tax yield of cash and invested assets at December 31	2.1%	2.2%	2.4%

Annualized pre-tax yield on average cash and invested assets	3.1%	3.5%	3.6%
Annualized after-tax yield on average cash and invested assets	2.2%	2.5%	2.6%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Years Ended December 31,			2015/2014	2014/2013
(Dollars in millions)	2015	2014	2013	Variance	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$10.9	$13.5	$14.4	$(2.6)	$(0.9)
Losses	(47.2)	(16.2)	(10.7)	(31.0)	(5.5)
Total	(36.3)	(2.7)	3.8	(33.6)	(6.5)

Fixed maturity securities, fair value
Gains	-	1.3	0.5	(1.3)	0.8
Losses	-	(4.4)	(0.3)	4.4	(4.1)
Total	-	(3.1)	0.2	3.1	(3.3)

Equity securities, fair value
Gains	26.1	17.9	40.5	8.2	(22.6)
Losses	(34.1)	(18.3)	(8.9)	(15.8)	(9.4)
Total	(8.0)	(0.4)	31.6	(7.6)	(32.0)

Other invested assets, fair value
Gains on exchange	88.4	-	-	88.4	-
Losses	-	-	-	-	-
Total	88.4	-	-	88.4	-

Total net realized gains (losses) from sales
Gains	125.4	32.7	55.4	92.7	(22.7)
Losses	(81.3)	(38.9)	(19.8)	(42.4)	(19.1)
Total	44.1	(6.2)	35.6	50.3	(41.8)

Other than temporary impairments:	(78.8)	(38.9)	-	(39.9)	(38.9)

Gain on sale of subsidiary:	94.7	-	-	94.7	-

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	-	(1.5)	0.3	1.5	(1.8)
Equity securities, fair value	(39.1)	113.1	240.9	(152.2)	(127.8)
Other invested assets, fair value	29.5	140.3	446.3	(110.8)	(306.0)
Total	(9.6)	251.8	687.6	(261.4)	(435.8)

Total net realized gains (losses)	$50.3	$206.7	$723.1	$(156.4)	$(516.5)

(Some amounts may not reconcile due to rounding)

Net realized capital gains were $50.3 million, $206.7 million and $723.1 million in 2015, 2014 and 2013, respectively.  In 2015, we recorded a $94.7 million gain on the sale of a subsidiary and $44.1 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $78.8 million of other-than-temporary impairments and $9.6 million of net realized capital losses due to fair value re-measurements on equity securities and other invested assets.  The fixed maturity and equity sales in 2015 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.  In 2014, we recorded $251.8 million of net realized capital gains due to fair value re-measurements on fixed maturity, equity securities and other invested assets, partially offset by $38.9 million of other-than-temporary impairments and $6.2 million of net realized capital losses from sales of fixed maturity and equity securities.  In 2013, we recorded $687.6 million of gains due to fair value re-measurements on fixed maturity, equity securities and other invested assets and $35.6 million of net realized capital gains from sales of fixed maturity and equity securities.  The fixed maturity and equity sales in 2013 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

Segment Results.
The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and A&H business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re's branches in Canada, Singapore and through offices in Brazil, Miami and New Jersey.  The Insurance operation writes property and casualty insurance directly and through general agents, brokers and surplus lines brokers mainly within the U.S.

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

Our loss and LAE reserves are management's best estimate of our ultimate liability for unpaid claims.  We re-evaluate our estimates on an ongoing basis, including all prior period reserves, taking into consideration all available information and, in particular, recently reported loss claim experience and trends related to prior periods.  Such re-evaluations are recorded in incurred losses in the period in which the re-evaluation is made.

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,			2015/2014		2014/2013
(Dollars in millions)	2015	2014	2013	Variance	% Change	Variance	% Change
Gross written premiums	$2,147.9	$2,154.5	$1,826.0	$(6.6)	-0.3%	$328.5	18.0%
Net written premiums	899.9	977.9	909.6	(78.0)	-8.0%	68.3	7.5%

Premiums earned	$951.5	$988.3	$842.3	$(36.9)	-3.7%	$146.0	17.3%
Incurred losses and LAE	413.3	545.9	424.2	(132.6)	-24.3%	121.7	28.7%
Commission and brokerage	199.0	201.9	159.7	(2.9)	-1.4%	42.2	26.4%
Other underwriting expenses	50.1	45.6	47.2	4.5	9.9%	(1.6)	-3.4%
Underwriting gain (loss)	$289.1	$195.0	$211.2	$94.1	48.3%	$(16.3)	-7.7%

					Point Chg		Point Chg
Loss ratio	43.4%	55.2%	50.4%		(11.8)		4.8
Commission and brokerage ratio	20.9%	20.4%	19.0%		0.5		1.4
Other underwriting expense ratio	5.3%	4.7%	5.5%		0.6		(0.8)
Combined ratio	69.6%	80.3%	74.9%		(10.7)		5.4

(Some amounts may not reconcile due to rounding)

Premiums.  Gross written premiums decreased by 0.3% to $2,147.9 million in 2015 from $2,154.5 million in 2014, primarily due to a decline in treaty casualty business resulting from the cancellation of some contracts. Net written premiums decreased by 8.0% to $899.9 million in 2015 compared to $977.9 million in 2014.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to a varying utilization of reinsurance primarily related to affiliated quota share contracts.  Premiums earned decreased 3.7% to $951.5 million in 2015 compared to $988.3 million in 2014.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$473.5	49.8%		$(63.7)	-6.8%		$409.8	43.0%
Catastrophes	8.4	0.9%		(4.9)	-0.5%		3.5	0.4%
Total segment	$481.9	50.7%		$(68.6)	-7.2%		$413.3	43.4%

2014
Attritional	$495.8	50.3%		$59.2	5.9%		$555.0	56.2%
Catastrophes	6.3	0.6%		(15.4)	-1.6%		(9.1)	-1.0%
Total segment	$502.1	50.9%		$43.8	4.3%		$545.9	55.2%

2013
Attritional	$400.5	47.6%		$(21.0)	-2.5%		$379.5	45.1%
Catastrophes	25.9	3.1%		18.8	2.2%		44.7	5.3%
Total segment	$426.4	50.6%		$(2.2)	-0.3%		$424.2	50.4%

Variance 2015/2014
Attritional	$(22.3)	(0.5)	pts	$(122.9)	(12.7)	pts	$(145.2)	(13.2)	pts
Catastrophes	2.1	0.3	pts	10.5	1.1	pts	12.6	1.4	pts
Total segment	$(20.2)	(0.2)	pts	$(112.4)	(11.5)	pts	$(132.6)	(11.8)	pts

Variance 2014/2013
Attritional	$95.3	2.7	pts	$80.2	8.4	pts	$175.5	11.1	pts
Catastrophes	(19.6)	(2.5)	pts	(34.2)	(3.8)	pts	(53.8)	(6.3)	pts
Total segment	$75.7	0.3	pts	$46.0	4.6	pts	$121.7	4.8	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses decreased by 24.3% to $413.3 million in 2015 compared to $545.9 million in 2014, primarily resulting from favorable development of $122.9 million on prior years attritional losses in 2015 compared to 2014 related to treaty property, treaty casualty and marine lines of business and less year over year development on A&E reserves. In addition, current year attritional losses decreased $22.3 million due primarily to the impact of the decline in earned premiums partially offset by $6.7 million of losses related to the explosion at the Chinese port of Tianjin.  The $8.4 million of current year catastrophe losses in 2015 were mainly due to the 2015 US Storms ($8.2 million).  The $6.3 million of current year catastrophe losses in 2014 related to the Japan snowstorm ($3.9 million) and Hurricane Odile ($2.4 million).

Incurred losses increased by 28.7% to $545.9 million in 2014 compared to $424.2 million in 2013, primarily due to the increase in current year attritional losses of $95.3 million resulting primarily from the impact of the increase in premiums earned and less favorable development of $80.2 million on prior years attritional losses in 2014 compared to 2013, mainly related to an increase in A&E reserves.  This increase was partially offset by a favorable development of $34.2 million on prior year catastrophe losses in 2014 compared to 2013, mainly related to Superstorm Sandy, and a decrease of $19.6 million in current year catastrophe losses.  The $25.9 million of current year catastrophe losses in 2013 were mainly due to U.S. Storms ($22.4 million), the European floods ($2.5 million) and the Canadian Floods ($1.0 million).

Segment Expenses.  Commission and brokerage decreased by 1.4% to $199.0 million in 2015 compared to $201.9 million in 2014. This decrease was primarily due to the impact of the decrease in premiums earned and changes related to the affiliated quota share contracts. Segment other underwriting expenses increased to $50.1 million in 2015 from $45.6 million in 2014.  The increase was primarily due to the impact of changes in the mix of business and higher employee benefit costs.

Commission and brokerage increased by 26.4% to $201.9 million in 2014 compared to $159.7 million in 2013.  These variances were due to the impact of the increases in premiums earned, higher contingent commissions and changes in the mix of business.  Segment other underwriting expenses decreased slightly to $45.6 million in 2014 from $47.2 million in 2013.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Years Ended December 31,			2015/2014		2014/2013
(Dollars in millions)	2015	2014	2013	Variance	% Change	Variance	% Change
Gross written premiums	$1,374.0	$1,630.4	$1,370.6	$(256.4)	-15.7%	$259.8	19.0%
Net written premiums	562.7	612.2	610.1	(49.6)	-8.1%	2.2	0.4%

Premiums earned	$581.2	$601.0	$591.7	$(19.8)	-3.3%	$9.3	1.6%
Incurred losses and LAE	394.8	358.0	315.9	36.8	10.3%	42.1	13.3%
Commission and brokerage	121.2	119.7	114.3	1.5	1.3%	5.3	4.7%
Other underwriting expenses	34.3	34.6	33.9	(0.3)	-0.9%	0.7	2.0%
Underwriting gain (loss)	$30.9	$88.7	$127.5	$(57.8)	-65.1%	$(38.9)	-30.5%

					Point Chg		Point Chg
Loss ratio	67.9%	59.6%	53.4%		8.3		6.2
Commission and brokerage ratio	20.8%	19.9%	19.3%		0.9		0.6
Other underwriting expense ratio	6.0%	5.7%	5.7%		0.3		-
Combined ratio	94.7%	85.2%	78.4%		9.5		6.8

(Some amounts may not reconcile due to rounding)

Premiums.  Gross written premiums decreased by 15.7% to $1,374.0 million in 2015 compared to $1,630.4 million in 2014, primarily due to the decline in Latin American and Asian business, reductions in premiums related to quota share agreements and the negative impact of approximately $86.8 million from the movement of foreign exchange rates.  Net written premiums decreased by 8.1% to $562.7 million in 2015 compared to $612.2 million in 2014.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance related to the quota share contracts.  Premiums earned decreased 3.3% to $581.2 million in 2015 compared to $601.0 million in 2014.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$378.1	65.1%		$(11.4)	-2.1%		$366.7	63.0%
Catastrophes	34.7	6.0%		(6.6)	-1.1%		28.1	4.9%
Total segment	$412.8	71.1%		$(18.0)	-3.2%		$394.8	67.9%

2014
Attritional	$338.4	56.4%		$(7.7)	-1.3%		$330.7	55.1%
Catastrophes	35.5	5.9%		(8.2)	-1.4%		27.3	4.5%
Total segment	$373.9	62.3%		$(15.9)	-2.7%		$358.0	59.6%

2013
Attritional	$307.3	51.9%		$(23.9)	-4.0%		$283.4	47.9%
Catastrophes	33.6	5.7%		(1.1)	-0.2%		32.5	5.5%
Total segment	$340.9	57.6%		$(25.0)	-4.2%		$315.9	53.4%

Variance 2015/2014
Attritional	$39.7	8.7	pts	$(3.7)	(0.8)	pts	$36.0	7.9	pts
Catastrophes	(0.8)	0.1	pts	1.6	0.3	pts	0.8	0.4	pts
Total segment	$38.9	8.8	pts	$(2.1)	(0.5)	pts	$36.8	8.3	pts

Variance 2014/2013
Attritional	$31.1	4.5	pts	$16.2	2.7	pts	$47.3	7.2	pts
Catastrophes	1.9	0.2	pts	(7.1)	(1.2)	pts	(5.2)	(1.0)	pts
Total segment	$33.0	4.7	pts	$9.1	1.5	pts	$42.1	6.2	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 10.3% to $394.8 million in 2015 compared to $358.0 million in 2014, primarily due to the increase in current year attritional losses of $39.7 million, mainly related to $14.9 million of losses from the explosion at the Chinese port of Tianjin.  The $34.7 million of current year catastrophe losses in 2015 were due to the 2015 Chilean earthquake ($17.4 million), Northern Chile storms ($9.6 million) and the New South Wales storms ($7.8 million).  The $35.5 million of current year catastrophe losses for 2014 were due to the Chilean earthquake ($10.4 million), Japan snowstorm ($10.0 million), Hurricane Odile ($7.7 million) and Brisbane hailstorm ($7.5 million).

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

Segment Expenses.  Commission and brokerage increased 1.3% to $121.2 million in 2015 compared to $119.7 million in 2014.  The variances were primarily due to the impact of changes in the mix of business and changes in affiliated quota share agreements.  Segment other underwriting expenses decreased slightly to $34.3 million in 2015 compared to $34.6 million in 2014.

Commission and brokerage increased 4.7% to $119.7 million in 2014 compared to $114.3 million in 2013. This increase was primarily due to the impact of the increase in premiums earned.  Segment other underwriting expenses slightly increased to $34.6 million in 2014 compared to $33.9 million in 2013.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Years Ended December 31,			2015/2014		2014/2013
(Dollars in millions)	2015	2014	2013	Variance	% Change	Variance	% Change
Gross written premiums	$1,473.8	$1,180.4	$1,240.8	$293.4	24.9%	$(60.4)	-4.9%
Net written premiums	630.7	516.9	597.7	113.8	22.0%	(80.9)	-13.5%

Premiums earned	$611.1	$524.4	$572.3	$86.7	16.5%	$(47.9)	-8.4%
Incurred losses and LAE	511.5	450.2	532.0	61.3	13.6%	(81.9)	-15.4%
Commission and brokerage	(5.1)	17.8	19.8	(22.9)	-128.7%	(2.0)	-10.1%
Other underwriting expenses	130.4	111.8	112.4	18.6	16.6%	(0.6)	-0.5%
Underwriting gain (loss)	$(25.7)	$(55.4)	$(92.0)	$29.7	-53.6%	$36.6	-39.7%

					Point Chg		Point Chg
Loss ratio	83.7%	85.8%	93.0%		(2.1)		(7.2)
Commission and brokerage ratio	-0.8%	3.4%	3.5%		(4.2)		(0.1)
Other underwriting expense ratio	21.3%	21.4%	19.6%		(0.1)		1.8
Combined ratio	104.2%	110.6%	116.1%		(6.4)		(5.5)

(Some amounts may not reconcile due to rounding)

Premiums.  Gross written premiums increased by 24.9% to $1,473.8 million in 2015 compared to $1,180.4 million in 2014.  This increase was primarily driven by an increase in various lines of business as the company focused on expanding its insurance operations.  Net written premiums increased by 22.0% to $630.7 million in 2015 compared to $516.9 million in 2014, which is consistent with the change in gross written premiums.  Premiums earned increased 16.5% to $611.1 million in 2015 compared to $524.4 million in 2014. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$431.4	70.6%		$79.8	13.1%		$511.2	83.7%
Catastrophes	-	0.0%		0.3	0.0%		0.3	0.0%
Total segment	$431.4	70.6%		$80.1	13.1%		$511.5	83.7%

2014
Attritional	$438.8	83.6%		$11.3	2.2%		$450.2	85.8%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$438.8	83.6%		$11.3	2.2%		$450.2	85.8%

2013
Attritional	$459.8	80.4%		$72.9	12.7%		$532.6	93.2%
Catastrophes	0.5	0.1%		(1.0)	-0.2%		(0.6)	-0.1%
Total segment	$460.2	80.5%		$71.8	12.5%		$532.0	93.0%

Variance 2015/2014
Attritional	$(7.4)	(13.0)	pts	$68.5	10.9	pts	$61.0	(2.1)	pts
Catastrophes	-	-	pts	0.3	-	pts	0.3	-	pts
Total segment	$(7.4)	(13.0)	pts	$68.8	10.9	pts	$61.3	(2.1)	pts

Variance 2014/2013
Attritional	$(21.0)	3.2	pts	$(61.6)	(10.5)	pts	$(82.4)	(7.4)	pts
Catastrophes	(0.5)	(0.1)	pts	1.0	0.2	pts	0.6	0.1	pts
Total segment	$(21.4)	3.1	pts	$(60.5)	(10.3)	pts	$(81.9)	(7.2)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 13.6% to $511.5 million in 2015 compared to $450.2 million in 2014, mainly due to an increase of $68.5 million in prior years attritional losses related primarily to run-off umbrella and construction liability business, partially offset by a decline of $7.4 million in current year attritional losses.  There were no current year catastrophe losses for the years ended December 31, 2015 and 2014.

Incurred losses and LAE decreased by 15.4% to $450.2 million in 2014 compared to $532.0 million in 2013, mainly due to a decrease of $61.6 million of prior years attritional losses which mainly related to development on workers' compensation, constructions liability and umbrella business in 2013, which did not recur to the same extent in 2014 and by a decrease of $21.0 million in current year attritional losses, which were mainly related to the decline in the crop book of business.  The $0.5 million of current year catastrophe losses for 2013 were due to the Canadian floods.

Segment Expenses.  Commission and brokerage decreased by 128.7% to income of $5.1 million in 2015 compared to $17.8 million of expense in 2014. The decrease was primarily driven by changes in the mix of business and impacts from affiliated quota share agreements.  Segment other underwriting expenses increased to $130.4 million in 2015 compared to $111.8 million in 2014.  The increase resulted from the impact of the increase in premiums earned and increased focus on the insurance operations, resulting in increased operating expense, including new hires.

Commission and brokerage decreased 10.1% to $17.8 million in 2014 compared to $19.8 million in 2013.  The decrease for the year was primarily driven by the decline in premiums earned.  Segment other underwriting expenses decreased slightly to $111.8 million in 2014 compared to $112.4 million in 2013 due primarily to the impact of the decline in premiums earned.

SAFE HARBOR DISCLOSURE
This report contains forward-looking statements within the meaning of the U.S. federal securities laws.  We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws.  In some cases, these statements can be identified by the use of forward-looking words such as "may", "will", "should", "could", "anticipate", "estimate", "expect", "plan", "believe", "predict", "potential" and "intend".  Forward-looking statements contained in this report include information regarding our reserves for losses and LAE, the adequacy of our provision for uncollectible balances, estimates of our catastrophe exposure, the effects of catastrophic events on our financial statements and the ability of our subsidiaries to pay dividends.  Forward-looking statements only reflect our expectations and are not guarantees of performance.  These statements involve risks, uncertainties and assumptions.  Actual events or results may differ materially from our expectations.  Important factors that could cause our actual events or results to be materially different from our expectations include those discussed under the caption ITEM 1A, "Risk Factors".  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Interest Rate Risk.  Our $9.5 billion investment portfolio, at December 31, 2015, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $774.9 million of mortgage-backed securities in the $5,358.6 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $563.5 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates for mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2015
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$6,216.3	$6,071.9	$5,922.1	$5,761.5	$5,594.6
Market/Fair Value Change from Base (%)	5.0%	2.5%	0.0%	-2.7%	-5.5%
Change in Unrealized Appreciation
After-tax from Base ($)	$191.2	$97.4	$-	$(104.4)	$(212.9)

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2014
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$6,151.8	$6,006.9	$5,859.3	$5,706.4	$5,549.2
Market/Fair Value Change from Base (%)	5.0%	2.5%	0.0%	-2.6%	-5.3%
Change in Unrealized Appreciation
After-tax from Base ($)	$190.2	$96.0	$-	$(99.4)	$(201.6)

We had $7,940.7 million and $7,843.9 million of gross reserves for losses and LAE as of December 31, 2015 and December 31, 2014, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2015
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$972.3	$1,093.8	$1,215.4	$1,336.9	$1,458.5
After-tax Change in Fair/Market Value	(158.0)	(79.0)	-	79.0	158.0

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2014
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,039.2	$1,169.1	$1,299.1	$1,429.0	$1,558.9
After-tax Change in Fair/Market Value	(168.9)	(84.4)	-	84.4	168.9

Foreign Exchange Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S. ("foreign") operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Singapore and Canadian Dollars.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of December 31, 2015, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2014.

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

	Change in Foreign Exchange Rates in Percent
	At December 31, 2015
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(126.5)	$(63.3)	$-	$63.3	$126.5

	Change in Foreign Exchange Rates in Percent
	At December 31, 2014
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(140.3)	$(70.2)	$-	$70.2	$140.3

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

Management's Annual Report on Internal Control Over Financial Reporting
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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013)  Based on our assessment we concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

Attestation Report of the Registered Public Accounting Firm
This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report due to the Company's status as a non-accelerated filer.

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

Information for Item 12 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 13.                          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information for Item 13 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 14.                          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The PricewaterhouseCoopers LLP (and its worldwide affiliates) fees incurred are as follows for the periods indicated:

(Dollars in thousands)		2015	2014
(1)	Audit Fees	$2,177.6	$2,172.3
(2)	Audit-Related Fees	72.6	61.4
(3)	Tax Fees	893.7	89.0
(4)	All Other Fees	6.5	6.5

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

Audit-related fees include assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including due diligence services pertaining to potential business acquisitions/dispositions, accounting consultations related to accounting, financial reporting or disclosure matters not classified as "audit services"; assistance with understanding and implementing new accounting and financial reporting guidance from rule making authorities; financial audits of employee benefit plans; agreed-upon or expanded audit procedures related to accounting and/or billing records required to respond to or comply with financial, accounting or regulatory reporting matters and assistance with internal control reporting requirements.

Tax fees include tax compliance, tax planning and tax advice and is granted general pre-approval by Group's Audit Committee.

All other fees represent an accounting research subscription and software.

Under its Charter and the "Audit and Non-Audit Services Pre-Approval Policy" (the "Policy"), the Audit Committee is required to pre-approve the audit and non-audit services to be performed by the independent auditors.  The Policy mandates specific approval by the Audit Committee for any service that has not received a general pre-approval or that exceeds pre-approved cost levels or budgeted amounts. For both specific and general pre-approval, the Audit Committee considers whether such services are consistent with the SEC's rules on auditor independence.  The Audit Committee also considers whether the independent auditors are best positioned to provide the most effective and efficient service and whether the service might enhance the Company's ability to manage or control risk or improve audit quality.  The Audit Committee is also mindful of the relationship between fees for audit and non-audit services in deciding whether to pre-approve any such services.  It may determine, for each fiscal year, the appropriate ratio between the total amount of  audit, audit-related and tax fees and a total amount of fees for certain permissible non-audit services classified below as "All Other Fees".  All such factors are considered as a whole, and no one factor is determinative. The Audit Committee further considered whether the performance by PricewaterhouseCoopers LLP of the non-audit related services disclosed below is compatible with maintaining their independence.  The Audit Committee approved all of the audit-related fees, tax fees and all other fees for 2015 and 2014.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2016.

EVEREST REINSURANCE HOLDINGS, INC.

By:	/S/DOMINIC J. ADDESSO
Dominic J. Addesso (Chairman, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DOMINIC J. ADDESSO	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 23, 2016
Dominic J. Addesso

/S/ CRAIG HOWIE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 23, 2016
Craig Howie

/S/ KEITH T. SHOEMAKER	Comptroller (Principal Accounting Officer)	March 23, 2016
Keith T. Shoemaker

INDEX TO EXHIBITS

Exhibit No.

2.	1
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
Second Supplemental Indenture relating to Holdings 6.20% Junior Subordinated Debt Securities due March 29, 2034, dated as of March 29, 2004, among Holdings, Group and JPMorgan Chase Bank, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on March 30, 2004 (the "March 30, 2004 8-K")

4.	3	Amended and Restated Trust Agreement of Everest Re Capital Trust II, dated as of March 29, 2004, incorporated herein by reference to Exhibit 4.2 to the March 30, 2004 8-K

4.	4	Guarantee Agreement, dated as of March 29, 2004, between Holdings and JPMorgan Chase Bank, incorporated herein by reference to Exhibit 4.3 to the March 30, 2004 8-K

4.	5	Expense Agreement, dated as of March 29, 2004, between Holdings and Everest Re Capital Trust II, incorporated herein by reference to Exhibit 4.4 to the March 30, 2004 8-K

4.	6
Third Supplemental Indenture relating to Holdings 5.40% Senior Notes due October 15, 2014, dated as of October 12, 2004, among Holdings and JPMorgan Chase Bank, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on October 12, 2004

4.	7
Fourth Supplemental Indenture relating to Holdings $400.0 million 4.868% Senior Notes due June 1, 2044, dated June 5 2014, between Holdings and the Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on June 5, 2014

10.	1
Completion of Tender Offer relating to Everest Reinsurance Holdings, Inc. 6.60% Fixed to Floating Rate Long Term Subordinated Notes (LoTSSM) dated March 19, 2009, incorporated herein by reference to Exhibit 99.1 to Everest Re Group, Ltd. Form 8-K filed on March 31, 2009

10.	2
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

E-1

*10.	3
Employment agreement between Everest Global Services, Inc., Everest Reinsurance Holdings, Inc. and Dominic J. Addesso, dated July 1, 2012, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on July 20, 2012

*10.	4
Employment agreement between Everest Global Services, Inc., Everest Reinsurance Holdings, Inc. and Joseph V. Taranto, dated July 1, 2012, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on July 20, 2012

*10.	5
Change of Control Agreement between and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated January 1, 2012, incorporated herein by reference to Exhibit 10.3 to Everest Re Group, Ltd. Form 8-K filed on July 20, 2012

*10.	6
Employment agreement between Everest Global Services, Inc., Everest Reinsurance Holdings Inc. and Dominic J. Addesso, dated December 4, 2015, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on December 8, 2015.

23.	1	Consent of PricewaterhouseCoopers LLP, filed herewith

31.	1	Section 302 Certification of Dominic J. Addesso, filed herewith

31.	2	Section 302 Certification of Craig Howie, filed herewith

32.	1	Section 906 Certification of Dominic J. Addesso and Craig Howie, filed herewith

101.	INS	XBRL Instance Document

101.	SCH	XBRL Taxonomy Extension Schema

101.	CAL	XBRL Taxonomy Extension Calculation Linkbase

101.	DEF	XBRL Taxonomy Extension Definition Linkbase

101.	LAB	XBRL Taxonomy Extension Label Linkbase

101.	PRE	XBRL Taxonomy Extension Presentation Linkbase

* Management contract or compensatory plan or arrangement.

E-2

EVEREST REINSURANCE HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Pages

Report of Independent Registered Public Accounting Firm		F-2

Consolidated Balance Sheets at December 31, 2015 and 2014		F-3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended
	December 31, 2015, 2014 and 2013	F-4

Consolidated Statements of Changes in Stockholder's Equity for the Years Ended
	December 31, 2015, 2014 and 2013	F-5

Consolidated Statements of Cash Flows for the Years Ended
	December 31, 2015, 2014 and 2013	F-6

Notes to Consolidated Financial Statements		F-7

Schedules

I	Summary of Investments Other Than Investments in Related Parties at December 31, 2015	S-1

II	Condensed Financial Information of Registrant:

	Balance Sheets as of December 31, 2015 and 2014	S-2

	Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013	S-3

	Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013	S-4

	Noted to Condensed Financial Information	S-5

III	Supplementary Insurance Information for the Years Ended
	December 31, 2015, 2014 and 2013	S-6

IV	Reinsurance for the Years Ended December 31, 2015, 2014 and 2013	S-7

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
          0f Everest Reinsurance Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Everest Reinsurance Holdings, Inc. and its subsidiaries (the "Company") at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, NY
March 23, 2016

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par value per share)	2015	2014

ASSETS:
Fixed maturities - available for sale, at market value	$5,356,477	$5,293,411
(amortized cost: 2015, $5,335,472; 2014, $5,235,523)
Fixed maturities - available for sale, at fair value	2,102	1,509
Equity securities - available for sale, at market value (cost: 2015, $0; 2014, $15)	-	16
Equity securities - available for sale, at fair value	1,215,377	1,299,037
Short-term investments	563,536	564,364
Other invested assets (cost: 2015, $450,154; 2014, $435,010)	450,154	435,010
Other invested assets, at fair value	1,773,214	1,655,311
Cash	155,429	323,975
Total investments and cash	9,516,289	9,572,633
Note receivable - affiliated	250,000	250,000
Accrued investment income	41,727	45,386
Premiums receivable	1,129,656	1,086,203
Reinsurance receivables - unaffiliated	716,982	659,303
Reinsurance receivables - affiliated	3,742,105	3,372,715
Funds held by reinsureds	176,712	182,159
Deferred acquisition costs	92,651	109,262
Prepaid reinsurance premiums	772,686	809,083
Other assets	261,805	235,576
TOTAL ASSETS	$16,700,613	$16,322,320

LIABILITIES:
Reserve for losses and loss adjustment expenses	$7,940,720	$7,843,856
Unearned premium reserve	1,349,799	1,442,122
Funds held under reinsurance treaties	101,531	101,743
Losses in the course of payment	125,592	178,521
Commission reserves	51,873	63,110
Other net payable to reinsurers	1,225,260	1,028,549
4.868% Senior notes due 6/1/2044	400,000	400,000
6.6% Long term notes due 5/1/2067	238,368	238,364
Accrued interest on debt and borrowings	3,537	3,537
Income taxes	68,024	46,835
Unsettled securities payable	15,040	41,092
Other liabilities	249,658	361,874
Total liabilities	11,769,402	11,749,603

Commitments and Contingencies (Note 15)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2015 and 2014)	-	-
Additional paid-in capital	374,789	362,293
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of ($33,458) at 2015 and $2,434 at 2014	(62,136)	4,519
Retained earnings	4,618,558	4,205,905
Total stockholder's equity	4,931,211	4,572,717
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$16,700,613	$16,322,320

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013

REVENUES:
Premiums earned	$2,143,760	$2,113,726	$2,006,361
Net investment income	273,253	290,310	296,996
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(78,833)	(38,912)	-
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-
Realized gain on sale of subsidiary	94,704	-	-
Other net realized capital gains (losses)	34,464	245,591	723,149
Total net realized capital gains (losses)	50,335	206,679	723,149
Other income (expense)	29,256	(22,278)	(7,714)
Total revenues	2,496,604	2,588,437	3,018,792

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,319,561	1,354,093	1,272,156
Commission, brokerage, taxes and fees	315,069	339,402	293,922
Other underwriting expenses	214,819	192,032	193,499
Corporate expenses	7,179	7,252	8,262
Interest, fee and bond issue cost amortization expense	35,434	37,970	45,452
Total claims and expenses	1,892,062	1,930,749	1,813,291

INCOME (LOSS) BEFORE TAXES	604,542	657,688	1,205,501
Income tax expense (benefit)	191,889	203,562	407,238

NET INCOME (LOSS)	$412,653	$454,126	$798,263

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(23,157)	(44,902)	(99,241)
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	(817)	27,073	(2,465)
Total URA(D) on securities arising during the period	(23,974)	(17,829)	(101,706)

Foreign currency translation adjustments	(54,578)	(29,210)	(19,128)

Benefit plan actuarial net gain (loss) for the period	5,681	(39,110)	17,837
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	6,216	3,020	5,778
Total benefit plan net gain (loss) for the period	11,897	(36,090)	23,615
Total other comprehensive income (loss), net of tax	(66,655)	(83,129)	(97,219)

COMPREHENSIVE INCOME (LOSS)	$345,998	$370,997	$701,044

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER'S EQUITY

	Years Ended December 31,
(Dollars in thousands, except share amounts)	2015	2014	2013

COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	362,293	$351,051	$340,223
Share-based compensation plans	12,496	11,242	10,828
Balance, end of period	374,789	362,293	351,051

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	4,519	87,648	184,867
Net increase (decrease) during the period	(66,655)	(83,129)	(97,219)
Balance, end of period	(62,136)	4,519	87,648

RETAINED EARNINGS:
Balance, beginning of period	4,205,905	3,751,779	2,953,516
Net income (loss)	412,653	454,126	798,263
Balance, end of period	4,618,558	4,205,905	3,751,779

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$4,931,211	$4,572,717	$4,190,478

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$412,653	$454,126	$798,263
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(49,602)	83,362	(175,854)
Decrease (increase) in funds held by reinsureds, net	4,737	2,236	(12,075)
Decrease (increase) in reinsurance receivables	(465,761)	(460,635)	25,665
Decrease (increase) in income taxes	57,487	68,206	351,573
Decrease (increase) in prepaid reinsurance premiums	30,985	(138,010)	(118,173)
Increase (decrease) in reserve for losses and loss adjustment expenses	184,845	248,053	(439,560)
Increase (decrease) in unearned premiums	(82,494)	130,519	228,097
Increase (decrease) in other net payable to reinsurers	204,526	5,130	127,252
Increase (decrease) in losses in course of payment	(51,416)	(171,071)	171,829
Change in equity adjustments in limited partnerships	(18,144)	(28,249)	(35,721)
Distribution of limited partnership income	45,235	41,064	24,133
Change in other assets and liabilities, net	7,499	81,388	25,049
Non-cash compensation expense	8,025	7,911	7,983
Amortization of bond premium (accrual of bond discount)	18,160	19,086	25,599
Amortization of underwriting discount on senior notes	4	46	54
Net realized capital (gains) losses	(50,335)	(206,679)	(723,149)
Net cash provided by (used in) operating activities	256,404	136,483	280,965

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	902,932	1,071,296	1,099,850
Proceeds from fixed maturities matured/called - available for sale, at fair value	-	875	7,213
Proceeds from fixed maturities sold - available for sale, at market value	544,955	1,080,276	598,342
Proceeds from fixed maturities sold - available for sale, at fair value	1,824	36,467	21,572
Proceeds from equity securities sold - available for sale, at market value	16	-	-
Proceeds from equity securities sold - available for sale, at fair value	567,069	528,958	612,516
Proceeds from sale of subsidiary (net of cash disposed)	3,934	-	-
Distributions from other invested assets	51,494	72,323	64,483
Cost of fixed maturities acquired - available for sale, at market value	(1,811,463)	(2,406,162)	(1,611,791)
Cost of fixed maturities acquired - available for sale, at fair value	(2,436)	(24,097)	(6,196)
Cost of equity securities acquired - available for sale, at fair value	(530,538)	(416,375)	(439,115)
Cost of other invested assets acquired	(93,728)	(134,373)	(17,926)
Net change in short-term investments	(6,145)	189,139	(292,751)
Net cost of lending for long term note - affiliated	-	(250,000)	-
Net change in unsettled securities transactions	(23,447)	(4,157)	(3,057)
Net cash provided by (used in) investing activities	(395,533)	(255,830)	33,140

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	4,472	3,331	2,845
Net cost of junior subordinated debt securities redemption	-	-	(329,897)
Net proceeds from issuance of senior notes	-	400,000	-
Net cost of senior notes maturing	-	(250,000)	-
Net cash provided by (used in) financing activities	4,472	153,331	(327,052)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(33,889)	(26,816)	(17,966)

Net increase (decrease) in cash	(168,546)	7,168	(30,913)
Cash, beginning of period	323,975	316,807	347,720
Cash, end of period	$155,429	$323,975	$316,807

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$131,632	$133,057	$51,045
Interest paid	35,217	38,861	37,725

NON-CASH TRANSACTION:
Exchange of common shares of parent company, held as other invested assets at fair value,	$1,773,214	$-	$-
for preferred shares of an affiliated company, held as other invested assets at fair value

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Business and Basis of Presentation.
Everest Reinsurance Holdings, Inc. ("Holdings"), a Delaware company and direct subsidiary of Everest Underwriting Group (Ireland) Limited ("Holdings Ireland"), which is a direct subsidiary of Everest Re Group, Ltd. ("Group"), through its subsidiaries, principally provides property and casualty reinsurance and insurance in the United States of America and internationally.  As used in this document, "Company" means Holdings and its subsidiaries.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").  The statements include all of the following domestic and foreign direct and indirect subsidiaries of the Company:  Everest Reinsurance Company ("Everest Re"), Everest National Insurance Company ("Everest National"), Everest Indemnity Insurance Company ("Everest Indemnity"), Everest Security Insurance Company ("Everest Security"), Heartland Crop Insurance, Inc. ("Heartland"), Everest International Assurance, Ltd. ("Everest Assurance"), Specialty Insurance Group, Inc. ("Specialty"), Specialty Insurance Group - Leisure and Entertainment Risk Purchasing Group LLC ("Specialty RPG"), Mt. Whitney Securities, Inc., Everest Reinsurance Company – Escritório de Representação No Brasil Ltda. ("Everest Brazil"), Mt. McKinley Managers, L.L.C. and Mt. McKinley Insurance Company ("Mt. McKinley").  All amounts are reported in U.S. dollars.

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

Certain reclassifications and format changes have been made to prior years' amounts to conform to the 2015 presentation.

B.  Investments.
Fixed maturity and equity security investments available for sale, at market value, reflect unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, in stockholder's equity, net of income taxes in "accumulated other comprehensive income (loss)" in the consolidated balance sheets.  Fixed maturity, equity securities and other invested assets carried at fair value reflect fair value re-measurements as net realized capital gains and losses in the consolidated statements of operations and comprehensive income (loss).  The Company records changes in fair value for its fixed maturities-available for sale, at market value through stockholders' equity, net of taxes in accumulated other comprehensive income (loss) since cash flows from these investments will be primarily used to settle its reserve for losses and loss adjustment expense liabilities.  The Company anticipates holding these investments for an extended period as the cash flow from interest and maturities will fund the projected payout of these liabilities.  Fixed maturities carried at fair value represent a portfolio of convertible bond securities, which have characteristics similar to equity securities and at times, designated foreign denominated fixed maturity securities, which will be used to settle loss and loss adjustment reserves in the same currency.  The Company carries all of its equity securities at fair value except for mutual fund investments whose underlying investments are comprised of fixed maturity securities. For equity securities, available for sale, at fair value, the Company reflects changes in value as net realized capital gains and losses since these securities may be sold in the near term depending on financial market conditions.  Other invested assets, at fair value, at December 31, 2015 were comprised of convertible preferred stocks of Everest Preferred International Holdings, Ltd. ("Preferred Holdings"), an affiliated entity.  At December 31, 2014, the other invested assets were comprised of common shares of the Company's ultimate parent, Everest Re Group, Ltd.  Interest income on all fixed maturities and dividend income on all equity securities are included as part of net investment income in the consolidated statements of operations and comprehensive income (loss).  Unrealized losses on fixed maturities, which are deemed other-than-temporary and related to the credit quality of a security, are charged to net income (loss) as net realized capital losses.  Short-term investments are stated at cost, which approximates market value.  Realized gains or losses on sales of investments are determined on the basis of identified cost.  The fair value of the Preferred Holdings convertible preferred stocks represented the December 21, 2015 value of Group's common shares that were exchanged for the preferred stocks.  For other non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality, and cash flow characteristics of each security.  For publicly traded securities, market value is based on quoted market prices or valuation models that use observable market inputs.  When a sector of the financial markets is inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Retrospective adjustments are employed to recalculate the values of asset-backed securities.  Each acquisition lot is reviewed to recalculate the effective yield.  The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition.  Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities.  Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used to effect the calculation of projected and prepayments for pass-through security types.  Other invested assets include limited partnerships and rabbi trusts.  Limited partnerships are accounted for under the equity method of accounting, which can be recorded on a monthly or quarterly lag.

C.  Uncollectible Receivable Balances.
The Company provides reserves for uncollectible reinsurance recoverable and premium receivable balances based on management's assessment of the collectability of the outstanding balances.  Such reserves are presented in the table below for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2015	2014
Reinsurance recoverable and premium receivables	$22,511	$29,153

D.  Deferred Acquisition Costs.
Acquisition costs, consisting principally of commissions and brokerage expenses and certain premium taxes and fees incurred at the time a contract or policy is issued and that vary with and are directly related to the Company's reinsurance and insurance business, are deferred and amortized over the period in which the related premiums are earned.  Deferred acquisition costs are limited to their estimated realizable value by line of business based on the related unearned premiums, anticipated claims and claim expenses and anticipated investment income.  Deferred acquisition costs amortized to income are presented in the table below for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Deferred acquisition costs	$315,069	$339,402	$293,922

E.  Reserve for Losses and Loss Adjustment Expenses.
The reserve for losses and loss adjustment expenses ("LAE") is based on individual case estimates and reports received from ceding companies.  A provision is included for losses and LAE incurred but not reported ("IBNR") based on past experience.  A provision is also included for certain potential liabilities relating to asbestos and environmental ("A&E") exposures, which liabilities cannot be estimated using traditional reserving techniques.  See also Note 3.  The reserves are reviewed periodically and any changes in estimates are reflected in earnings in the period the adjustment is made. The Company's loss and LAE reserves represent management's best estimate of the ultimate liability.  Loss and LAE reserves are presented gross of reinsurance receivables and incurred losses and LAE are presented net of reinsurance.

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

G.  Prepaid Reinsurance Premiums.
Prepaid reinsurance premiums represent unearned premium reserves ceded to other reinsurers.  Prepaid reinsurance premiums for any foreign reinsurers comprising more than 10% of the outstanding balance at December 31, 2015 were collateralized either through collateralized trust arrangements, rights of offset or letters of credit, thereby limiting the credit risk to the Company.

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

I.  Foreign Currency.
As a global entity, the Company transacts business in numerous currencies through business units located around the world.  The base transactional currency for each business unit is determined by the local currency used for most economic activity in that area.  Movements in exchange rates related to assets and liabilities at the business units between the original currency and the base currency are recorded through the consolidated statements of operations and comprehensive income (loss) in other income (expense), except for currency movements related to available for sale investments, which are excluded from net income (loss) and accumulated in stockholders' equity, net of deferred taxes.

The business units' base currency financial statements are translated to U.S. dollars using the exchange rates at the end of period for the balance sheets and the average exchange rates in effect for the reporting period for the income statements.  Gains and losses resulting from translating the foreign currency financial statements, net of deferred income taxes, are excluded from net income loss and accumulated in stockholder's equity.

J.  Segmentation.
The Company, through its subsidiaries, operates in three segments:  U.S. Reinsurance, International and Insurance.  See also Note 17.

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

L. Application of Recently Issued Accounting Standard Changes.
Disclosures about Short-Duration Contracts. In May 2015, the FASB issued ASU 2015-09, authoritative guidance regarding required disclosures associated with short duration insurance contracts.  The new disclosure requirements focus on information about initial claim estimates and subsequent claim estimate adjustment, methodologies in estimating claims and the timing, frequency and severity of claims related to short duration insurance contracts. This guidance is effective for annual reporting periods beginning after December 15, 2015 and interim reporting periods beginning after December 15, 2016.  The Company has decided not to early adopt and will implement this guidance as of January 1, 2016.  The Company is still evaluating the impact of the implementation of this guidance but does not anticipate that it will have a significant impact on its financial statements.

Debt Issuance Costs. In April 2015, The FASB issued ASU 2015–03, authoritative guidance on the presentation of debt issuance costs.  This guidance requires that debt issuance costs be presented within the balance sheet as a reduction of the carrying value of the debt liability, rather than as a separate asset.  This guidance is effective for annual reporting periods beginning after December 15, 2015 and interim reporting periods beginning after December 15, 2016.  The Company has decided not to early adopt and will implement this guidance as of January 1, 2016.  The Company is still evaluating the impact of the implementation of this guidance but does not anticipate that it will have a significant impact on its financial statements.

Consolidation. In February 2015, the FASB issued ASU 2015-02, authoritative guidance regarding consolidation of reporting entities.  The new guidance focuses on the required evaluation of whether certain legal entities should be consolidated.  This guidance is effective for annual and interim reporting periods beginning after December 15, 2015.  The Company has decided not to early adopt and will implement this guidance as of January 1, 2016.  The Company is still evaluating the impact of the implementation of this guidance but does not anticipate that it will have a significant impact on its financial statements.

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

2.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments ("OTTI") in accumulated other comprehensive income ("AOCI") are as follows for the periods indicated:

	At December 31, 2015
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$329,281	$2,422	$(718)	$330,985	$-
Obligations of U.S. states and political subdivisions	669,945	34,020	(890)	703,075	-
Corporate securities	2,011,997	27,286	(70,725)	1,968,558	(86)
Asset-backed securities	145,755	290	(1,063)	144,982	-
Mortgage-backed securities
Commercial	61,527	1,430	(511)	62,446	-
Agency residential	714,907	3,994	(6,603)	712,298	-
Non-agency residential	126	24	-	150	-
Foreign government securities	447,244	24,255	(8,425)	463,074	-
Foreign corporate securities	954,690	27,616	(11,397)	970,909	17
Total fixed maturity securities	$5,335,472	$121,337	$(100,332)	$5,356,477	$(69)
Equity securities	$-	$-	$-	$-	$-

	At December 31, 2014
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$135,724	$1,416	$(304)	$136,836	$-
Obligations of U.S. states and political subdivisions	783,129	41,969	(626)	824,472	-
Corporate securities	1,992,200	39,954	(53,219)	1,978,935	(9,735)
Asset-backed securities	94,470	727	(374)	94,823	-
Mortgage-backed securities
Commercial	57,027	2,292	(51)	59,268	-
Agency residential	596,140	6,697	(4,720)	598,117	-
Non-agency residential	271	44	-	315	-
Foreign government securities	515,016	27,415	(5,344)	537,087	-
Foreign corporate securities	1,061,546	27,832	(25,820)	1,063,558	-
Total fixed maturity securities	$5,235,523	$148,346	$(90,458)	$5,293,411	$(9,735)
Equity securities	$15	$1	$-	$16	$-

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

	At December 31, 2015		At December 31, 2014
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$330,029	$330,509	$385,721	$384,022
Due after one year through five years	2,617,079	2,618,056	2,387,533	2,369,917
Due after five years through ten years	870,266	856,230	1,025,221	1,029,077
Due after ten years	595,783	631,806	689,140	757,872
Asset-backed securities	145,755	144,982	94,470	94,823
Mortgage-backed securities
Commercial	61,527	62,446	57,027	59,268
Agency residential	714,907	712,298	596,140	598,117
Non-agency residential	126	150	271	315
Total fixed maturity securities	$5,335,472	$5,356,477	$5,235,523	$5,293,411

The changes in net unrealized appreciation (depreciation) for the Company's investments are derived from the following sources for the periods as indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(46,548)	$(17,697)
Fixed maturity securities, other-than-temporary impairment	9,666	(9,735)
Equity securities	(1)	3
Change in unrealized appreciation (depreciation), pre-tax	(36,883)	(27,429)
Deferred tax benefit (expense)	16,292	6,193
Deferred tax benefit (expense), other-than-temporary impairment	(3,383)	3,407
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$(23,974)	$(17,829)

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2015 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$216,352	$(712)	$692	$(6)	$217,044	$(718)
Obligations of U.S. states and political subdivisions	6,434	(84)	4,917	(806)	11,351	(890)
Corporate securities	866,715	(49,034)	307,215	(21,691)	1,173,930	(70,725)
Asset-backed securities	102,506	(791)	28,048	(272)	130,554	(1,063)
Mortgage-backed securities
Commercial	26,483	(511)	-	-	26,483	(511)
Agency residential	320,285	(3,094)	150,095	(3,509)	470,380	(6,603)
Non-agency residential	-	-	-	-	-	-
Foreign government securities	61,498	(2,182)	77,911	(6,243)	139,409	(8,425)
Foreign corporate securities	324,904	(6,289)	76,951	(5,108)	401,855	(11,397)
Total fixed maturity securities	$1,925,177	$(62,697)	$645,829	$(37,635)	$2,571,006	$(100,332)
Equity securities	-	-	-	-	-	-
Total	$1,925,177	$(62,697)	$645,829	$(37,635)	$2,571,006	$(100,332)

	Duration of Unrealized Loss at December 31, 2015 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$21,780	$(1,577)	$12,212	$(1,171)	$33,992	$(2,748)
Due in one year through five years	1,023,437	(23,255)	347,203	(21,582)	1,370,640	(44,837)
Due in five years through ten years	394,978	(31,423)	99,335	(10,131)	494,313	(41,554)
Due after ten years	35,708	(2,046)	8,936	(970)	44,644	(3,016)
Asset-backed securities	102,506	(791)	28,048	(272)	130,554	(1,063)
Mortgage-backed securities	346,768	(3,605)	150,095	(3,509)	496,863	(7,114)
Total fixed maturity securities	$1,925,177	$(62,697)	$645,829	$(37,635)	$2,571,006	$(100,332)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2015 were $2,571,006 thousand and $100,332 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at December 31, 2015, did not exceed 0.07% of the overall market value of the Company's fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $62,697 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were primarily comprised of domestic and foreign corporate securities, agency residential mortgage-backed securities and foreign government securities.  The majority of these unrealized losses are attributable to unrealized losses in the energy sector, $35,978 thousand, as falling oil prices disrupted the market values for this sector, particularly for oil exploration, production and servicing companies and unrealized foreign exchange losses, $6,090 thousand, as the U.S. dollar has strengthened against other currencies. The $37,635 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, foreign government securities and agency residential mortgage-backed securities. The majority of these unrealized losses are attributable to unrealized foreign exchange losses, $14,807 thousand, as the U.S. dollar has strengthened against other currencies and unrealized losses in the energy sector, $6,959 thousand, as falling oil prices disrupted the market values for this sector, particularly for oil exploration, production and servicing companies. The Company did not have any sub-prime or alt-A loans with gross unrealized depreciation at December 31, 2015.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

Other invested assets, at fair value, as of December 31, 2015, were comprised of preferred shares held in Preferred Holdings, an affiliated company.  As of December 31, 2014, other invested assets, at fair value, were comprised of shares held in the Parent company.

The components of net investment income are presented in the tables below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Fixed maturities	$188,300	$207,861	$210,416
Equity securities	34,418	34,112	36,274
Short-term investments and cash	964	1,190	1,090
Other invested assets
Limited partnerships	19,613	29,653	36,737
Dividends from Parent's shares	38,880	31,104	21,287
Other	1,804	3,620	7,328
Gross investment income before adjustments	283,979	307,540	313,132
Funds held interest income (expense)	5,611	5,429	6,925
Interest income from Parent	4,300	-	-
Gross investment income	293,890	312,969	320,057
Investment expenses	(20,637)	(22,658)	(23,061)
Net investment income	$273,253	$290,310	$296,996

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

The Company had contractual commitments to invest up to an additional $321,999 thousand in limited partnerships at December 31, 2015.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2020.

The components of net realized capital gains (losses) are presented in the tables below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Fixed maturity securities, market value:
Other-than-temporary impairments	$(78,833)	$(38,912)	$-
Gains (losses) from sales	(36,299)	(2,711)	3,792
Fixed maturity securities, fair value:
Gain (losses) from sales	25	(3,137)	201
Gains (losses) from fair value adjustments	(44)	(1,498)	307
Equity securities, market value:
Gains (losses) from sales	1	-	-
Equity securities, fair value:
Gains (losses) from sales	(8,010)	(385)	31,566
Gains (losses) from fair value adjustments	(39,119)	113,065	240,927
Other invested assets, fair value:
Gains (losses) from exchange	88,354	-	-
Gains (losses) from fair value adjustments	29,549	140,259	446,341
Gain on sale of subsidiary	94,704	-	-
Short-term investment gains (losses)	7	(2)	15
Total net realized capital gains (losses)	$50,335	$206,679	$723,149

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

On July 13, 2015, the Company sold Mt. McKinley, a wholly-owned subsidiary of the Company to Clearwater Insurance Company, a Delaware domiciled insurance company.  The purchase price of $20,156 thousand was based upon the statutory book value of Mt. McKinley as of the closing date. The Company recognized a pre-tax realized gain of $94,704 thousand on the sale of Mt. McKinley.

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the tables below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Proceeds from sales of fixed maturity securities	$546,779	$1,116,743	$619,914
Gross gains from sales	10,935	14,782	14,914
Gross losses from sales	(47,209)	(20,630)	(10,921)

Proceeds from sales of equity securities	$567,085	$528,958	$612,516
Gross gains from sales	26,136	17,921	40,191
Gross losses from sales	(34,146)	(18,306)	(8,925)

Securities with a carrying value amount of $1,398,874 thousand at December 31, 2015, were on deposit with various state or governmental insurance departments in compliance with insurance laws.

3.  RESERVES FOR LOSSES AND LAE

Reserves for losses and LAE.
Activity in the reserve for losses and LAE is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2015	2014	2013
Gross reserves at January 1	$7,843,856	$7,653,229	$8,143,055
Less reinsurance recoverables	(3,702,782)	(3,427,385)	(3,444,970)
Net reserves at January 1	4,141,074	4,225,844	4,698,085

Incurred related to:
Current year	1,326,015	1,314,887	1,227,525
Prior years	(6,454)	39,206	44,631
Total incurred losses and LAE	1,319,561	1,354,093	1,272,156

Paid related to:
Current year	357,819	452,662	464,914
Prior years	946,337	926,819	1,209,941
Total paid losses and LAE	1,304,156	1,379,481	1,674,855

Foreign exchange/translation adjustment	(90,832)	(59,382)	(69,542)

Net reserves at December 31	4,065,647	4,141,074	4,225,844
Plus reinsurance recoverables	3,875,073	3,702,782	3,427,385
Gross reserves at December 31	$7,940,720	$7,843,856	$7,653,229

Prior years' reserves decreased by $6,454 thousand, increased by $39,206 thousand and increased by $44,631 thousand for the years ended December 31, 2015, 2014 and 2013, respectively. The decrease for 2015 was attributable to $86,540 thousand of favorable development in the reinsurance segments related to treaty casualty, treaty property and catastrophe reserves, partially offset by unfavorable development of $80,086 thousand in the insurance segment primarily related to construction liability and umbrella business.

The increase for 2014 was attributable to an increase of $87,362 thousand in A&E reserves along with unfavorable development of $11,352 thousand in the insurance segment, partially offset by $59,509 thousand of favorable development in the reinsurance segments related to treaty casualty, treaty property and catastrophe reserves.

The increase for 2013 was attributable to a $71,838 thousand increase in insurance business, primarily related to development on contractors' liability, workers compensation, and umbrella reserves, partially offset by a $27,207 thousand decrease in reinsurance business, primarily related to favorable development on treaty property reserves.

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

The Company's reserves include an estimate of the Company's ultimate liability for A&E claims.  The Company's A&E liabilities emanate from Mt. McKinley, a direct subsidiary of the Company, direct insurance business and Everest Re's assumed reinsurance business.  All of the contracts of insurance and reinsurance under which the Company has received claims during the past three years, expired more than 20 years ago.  There are significant uncertainties surrounding the Company's reserves for its A&E losses.

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy. The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of reinsurance basis for the periods indicated:

	At December 31,
(Dollars in thousands)	2015	2014	2013
Gross basis:
Beginning of period reserves	$476,205	$402,461	$442,821
Incurred losses	40,000	142,233	5,598
Paid losses	(83,088)	(68,490)	(45,958)
End of period reserves	$433,117	$476,205	$402,461

Net basis:
Beginning of period reserves	$304,286	$269,370	$305,469
Incurred losses	30,879	87,362	3,965
Paid losses	(58,625)	(52,446)	(40,064)
End of period reserves	$276,540	$304,286	$269,370

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

Reinsurance Receivables.  Reinsurance receivables for both paid and unpaid losses totaled $4,459,087 thousand and $4,032,018 thousand at December 31, 2015 and 2014, respectively. At December 31, 2015, $3,643,252 thousand, or 81.7%, was receivable from Everest Reinsurance (Bermuda), Ltd. ("Bermuda Re") and is fully collateralized by a trust agreement.  No other retrocessionaire accounted for more than 5% of reinsurance receivables.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.   No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Due to the unavailability of prices for two private placement security, the Company valued the securities at $3,593 thousand at December 31, 2015 and made no such adjustments at December 31, 2014.

The Company internally manages a small public equity portfolio which had a fair value at December 31, 2015 and December 31, 2014 of $131,219 thousand and $96,890 thousand, respectively, and all prices were obtained from publically published sources.

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

The fixed maturities with fair values categorized as level 3 result when prices are not available from the nationally recognized pricing services.  The asset managers will then obtain non-binding price quotes for the securities from brokers. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes.  The prices received from brokers are reviewed for reasonableness by the third party asset managers and the Company.  If the broker quotes are for foreign denominated securities, the quotes are converted to U.S. dollars using currency exchange rates from nationally recognized sources. In limited circumstances when broker prices are not available for private placements the Company will value the securities using comparable market information.  Historically, most of the level 3 fixed maturities have resulted from new issuances and the third party prices services have not yet included the issuance in their data base.  Generally, in subsequent measurement periods, the issuances will be included in the data base and the fair value will transfer to level 2.

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

Other invested assets, at fair value, was categorized as Level 3 at December 31, 2015 since it represented a privately placed convertible preferred stock issued by an affiliate.  The stock was received in exchange for shares of the Company's parent, which were valued on a public securities exchange on December 21, 2015.  The fair value of the stock at December 31, 2015 represented this exchange value.  The other invested assets, at fair value, at December 31, 2014, was categorized as Level 1, Quoted Prices in Active Markets for Identical Assets, since the securities are shares of the Company's parent, which are actively traded on an exchange and the price is based on a quoted price.

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$330,985	$-	$330,985	$-
Obligations of U.S. States and political subdivisions	703,075	-	703,075	-
Corporate securities	1,968,558	-	1,964,625	3,933
Asset-backed securities	144,982	-	144,982	-
Mortgage-backed securities
Commercial	62,446	-	62,446	-
Agency residential	712,298	-	712,298	-
Non-agency residential	150	-	150	-
Foreign government securities	463,074	-	463,074	-
Foreign corporate securities	970,909	-	969,316	1,593
Total fixed maturities, market value	5,356,477	-	5,350,951	5,526

Fixed maturities, fair value	2,102	-	2,102	-
Equity securities, market value	-	-	-	-
Equity securities, fair value	1,215,377	1,153,310	62,067	-
Other invested assets, fair value	1,773,214	-	-	1,773,214

There were no transfers between Level 1 and Level 2 for the twelve months ended December 31, 2015.

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

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	December 31, 2015					December 31, 2014
	Corporate	Asset-backed		Foreign		Corporate	Asset-backed		Foreign	Non-agency
(Dollars in thousands)	Securities	Securities	CMBS	Corporate	Total	Securities	Securities	CMBS	Corporate	RMBS	Total
Beginning balance	$-	$-	$8,597	$7,166	$15,763	$-	$3,533	$-	$481	$4	$4,018
Total gains or (losses) (realized/unrealized)
Included in earnings	6	-	-	(9,480)	(9,474)	-	1,291	-	73	2	1,366
Included in other comprehensive income (loss)	(52)	-	-	3,908	3,856	42	(192)	(426)	(5,208)	(3)	(5,787)
Purchases, issuances and settlements	3,625	-	-	-	3,625	1,274	16,744	9,023	3,135	(3)	30,173
Transfers in and/or (out) of Level 3	354	-	(8,597)	(1)	(8,244)	(1,316)	(21,376)	-	8,685	-	(14,007)
Ending balance	$3,933	$-	$-	$1,593	$5,526	$-	$-	$8,597	$7,166	$-	$15,763

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$9,721	$9,721	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers from level 3, fair value measurements using significant unobservable inputs, of $8,244 thousand and $14,007 thousand of investments during 2015 and 2014, respectively, primarily relate to securities that were priced using single non-binding broker quotes and were subsequently priced using a recognized pricing service and were then classified as level 2.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by other invested assets, for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014
Other invested assets, fair value:
Beginning balance	$-	$-
Total gains or (losses) (realized/unrealized)
Included in earnings	-	-
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	1,773,214	-
Transfers in and/or (out) of Level 3	-	-
Ending balance	$1,773,214	$-

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$-	$-

(Some amounts may not reconcile due to rounding.)

5.  CREDIT FACILITY - EXPIRED

Effective August 15, 2011, the Company entered into a three year, $150,000 thousand unsecured revolving credit facility, referred to as the "Holdings Credit Facility", which expired on August 15, 2014.  The Company decided not to renew the Holdings Credit Facility at expiration.

The following table presents the costs incurred in connection with the Holdings Credit Facility for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Credit facility fees incurred	$-	$97	$299

6.  SENIOR NOTES

The table below displays Holdings' outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				December 31, 2015		December 31, 2014
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior notes	06/05/2014	06/01/2044	400,000	$400,000	$381,204	$400,000	$404,892
5.40% Senior notes	10/12/2004	10/15/2014	250,000	-	-	-	-

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044. Interest will be paid semi-annually on June 1 and December 1 of each year.  The proceeds from the issuance have been used in part to pay off the $250,000 thousand of 5.40% senior notes which matured on October 15, 2014.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Interest expense incurred	$19,472	$21,818	$13,551

7.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings' outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		December 31, 2015		December 31, 2014
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,368	$208,978	$238,364	$246,312

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Interest expense incurred	$15,749	$15,749	$15,748

8.  REINSURANCE AND TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re's investments as collateral, as security for assumed losses payable to a non-affiliated ceding company.  At December 31, 2015, the total amount on deposit in the trust account was $347,105 thousand.

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

On December 1, 2015 the Company entered into two collateralized reinsurance agreements with Kilimanjaro Re to provide the Company with catastrophe reinsurance coverage.  These agreements are multi-year reinsurance contracts which cover named storm and earthquake events.  The first agreement provides up to $300,000 thousand of reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico and Canada.  The second agreement provides up to $325,000 thousand of reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico and Canada.

Kilimanjaro has financed the various property catastrophe reinsurance coverage by issuing catastrophe bonds to unrelated, external investors. On April 24, 2014, Kilimanjaro issued $450,000 thousand of notes ("Series 2014-1 Notes").  On November 18, 2014, Kilimanjaro issued $500,000 thousand of notes ("Series 2014-2 Notes"). On December 1, 2015, Kilimanjaro issued $625,000 thousand of notes ("Series 2015-1 Notes).  The proceeds from the issuance of the Series 2014-1 Notes, the Series 2014-2 Notes and the Series 2015-1 Notes are held in reinsurance trust throughout the duration of the applicable reinsurance agreements and invested solely in US government money market funds with a rating of at least "AAAm" by Standard & Poor's.

9.  OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2015, for all of the Company's operating leases with remaining non-cancelable terms in excess of one year are as follows:

(Dollars in thousands)
2016	$13,239
2017	12,889
2018	13,111
2019	12,929
2020	12,594
Thereafter	16,511
Net commitments	$81,273

All of these leases, the expiration terms of which range from 2018 to 2027, are for the rental of office space.  Rental expense was $14,145 thousand, $13,028 thousand and $12,405 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

10.  INCOME TAXES

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

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Current tax expense (benefit):
U.S.	$52,347	$104,327	$86,345
Foreign	30,373	33,171	7,909
Total current tax expense (benefit)	82,720	137,498	94,254
Total deferred U.S. tax expense (benefit)	109,169	66,064	312,984
Total income tax expense (benefit)	$191,889	$203,562	$407,238

A reconciliation of the total income tax provision using the statutory U.S. Federal Income tax rate to the Company's total income tax provision is as follows for the period indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Expected income tax provision at the U.S. statutory tax rate	$211,588	$230,190	$421,924
Increase (reduction) in taxes resulting from:
Tax exempt income	(10,004)	(12,231)	(15,038)
Dividend received deduction	(4,851)	(5,428)	(7,328)
Proration	2,160	1,835	2,274
Other, net	(7,005)	(10,804)	5,406
Total income tax provision	$191,889	$203,562	$407,238

(Some amounts may not reconcile due to rounding.)

The Company has no reserve for uncertain tax positions.

The Company's U.S. Corporation Income Tax Returns from 2009 and subsequent are open to IRS audit.

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S. tax laws and regulations. The principal items making up the net deferred income tax assets are as follows for the periods indicated:

	At December 31,
(Dollars in thousands)	2015	2014
Deferred tax assets:
Loss reserve	$169,771	$153,978
Unearned premium reserve	40,624	44,582
Net unrecognized losses on benefit plans	33,971	40,377
Investment impairments	23,481	13,841
Benefit plan liabilities	18,747	9,873
Foreign tax credits	11,836	64,902
Alternative minimum tax credits	7,604	44,954
Uncollectible reinsurance reserve	5,534	5,237
Deferred expenses	3,182	3,076
Deferred gain on reinsurance	-	35,231
Other assets	13,402	17,357
Total deferred tax assets	328,152	433,408

Deferred tax liabilities:
Net fair value income	401,305	403,731
Deferred acquisition costs	33,227	38,636
Gain on tender of debt	16,437	21,916
Net unrealized investment gains	6,811	25,516
Bond market discount	2,674	3,043
Other liabilities	13,569	13,158
Total deferred tax liabilities	474,023	506,000

Net deferred tax assets/(liabilities)	$(145,871)	$(72,592)

For U.S. income tax purposes at December 31, 2015, the Company has foreign tax credit carry forwards of $11,836 thousand that begin to expire in 2021.  In addition, the Company has $7,604 thousand of Alternative Minimum Tax Credits that do not expire.  Management believes that it is more likely than not that the Company will realize the benefits of the majority of its net deferred tax assets, and accordingly, no valuation allowance has been recorded for the periods presented.

The Company has recorded tax benefits related to share-based compensation deductions for dividends on restricted stock, vestings of restricted stock and exercised stock options in 2015 and 2014, respectively, of $4,469 thousand and $3,333 thousand to additional paid-in capital in the shareholders' equity section of the Consolidated Balance Sheets.

11.  REINSURANCE

The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences.  These agreements provide for recovery from reinsurers of a portion of losses and LAE under certain circumstances without relieving the Company of its underlying obligations.  Losses and LAE incurred and premiums earned are reported after deduction for reinsurance.  In the event that one or more of the reinsurers were unable to meet their obligations under these reinsurance agreements, the Company would not realize the full value of the reinsurance recoverable balances.  The Company may hold partial collateral, including letters of credit, trust accounts and funds held, under these agreements.  See also Note 1C, Note 3 and Note 8.

Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Written premiums:
Direct	$1,511,217	$1,179,034	$1,240,761
Assumed	3,484,414	3,786,260	3,196,707
Ceded	(2,902,348)	(2,858,320)	(2,320,091)
Net written premiums	$2,093,283	$2,106,974	$2,117,377

Premiums earned:
Direct	$1,439,795	$1,148,297	$1,183,542
Assumed	3,637,484	3,685,784	3,024,825
Ceded	(2,933,519)	(2,720,355)	(2,202,006)
Net premiums earned	$2,143,760	$2,113,726	$2,006,361

Incurred losses and LAE:
Direct	$1,235,012	$1,073,485	$1,153,004
Assumed	1,728,661	1,855,057	1,473,297
Ceded	(1,644,112)	(1,574,449)	(1,354,145)
Net incurred losses and LAE	$1,319,561	$1,354,093	$1,272,156

The Company engages in reinsurance transactions with Bermuda Re, Everest International Reinsurance, Ltd. ("Everest International"), Mt. Logan Re, Ltd. ("Mt. Logan Re") and Everest Insurance Company of Canada ("Everest Canada"), which are affiliated companies primarily driven by enterprise risk and capital management considerations under which business is ceded at market rates and terms.

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada for the periods indicated:

Bermuda Re	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Ceded written premiums	$2,283,815	$2,273,222	$2,097,812
Ceded earned premiums	2,316,096	2,208,084	1,986,421
Ceded losses and LAE (a)	1,293,997	1,196,118	1,148,841

Everest International	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Ceded written premiums	$395	$286	$691
Ceded earned premiums	522	563	1,105
Ceded losses and LAE	673	(2,356)	(3,180)

Everest Canada	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Assumed written premiums	$39,819	$37,436	$20,419
Assumed earned premiums	35,988	25,925	17,447
Assumed losses and LAE	20,345	15,401	12,014

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

The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re and assumed by the Company from Mt. Logan Re.

Mt. Logan Re	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Ceded written premiums	$209,162	$122,203	$19,066
Ceded earned premiums	201,416	122,979	18,001
Ceded losses and LAE	40,753	28,844	4,171

Assumed written premiums	15,421	13,889	1,735
Assumed earned premiums	15,421	13,889	1,735
Assumed losses and LAE	-	-	-

12.  COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
	2015			2014			2013
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(43,777)	$14,337	$(29,440)	$(59,318)	$20,744	$(38,574)	$(152,280)	$53,298	$(98,982)
URA(D) on securities - OTTI	9,666	(3,383)	6,283	(9,735)	3,407	(6,328)	(399)	140	(259)
Reclassification of net realized losses (gains) included in net income (loss)	(2,772)	1,955	(817)	41,624	(14,551)	27,073	(3,792)	1,327	(2,465)
Foreign currency translation adjustments	(83,966)	29,388	(54,578)	(44,938)	15,728	(29,210)	(29,428)	10,300	(19,128)
Benefit plan actuarial net gain (loss)	8,740	(3,059)	5,681	(60,169)	21,059	(39,110)	27,442	(9,605)	17,837
Reclassification of amortization of net gain (loss) included in net income (loss)	9,563	(3,347)	6,216	4,647	(1,627)	3,020	8,889	(3,111)	5,778
Total other comprehensive income (loss)	$(102,546)	$35,891	$(66,655)	$(127,890)	$44,761	$(83,129)	$(149,568)	$52,349	$(97,219)

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Years Ended December 31,		Affected line item within the statements of
AOCI component	2015	2014	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$(2,772)	$41,624	Other net realized capital gains (losses)
	1,955	(14,551)	Income tax expense (benefit)
	$(817)	$27,073	Net income (loss)

Benefit plan net gain (loss)	$9,563	$4,647	Other underwriting expenses
	(3,347)	(1,627)	Income tax expense (benefit)
	$6,216	$3,020	Net income (loss)

(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014

Beginning balance of URA (D) on securities	$37,628	$55,457
Current period change in URA (D) of investments - temporary	(30,257)	(11,501)
Current period change in URA (D) of investments - non-credit OTTI	6,283	(6,328)
Ending balance of URA (D) on securities	13,654	37,628

Beginning balance of foreign currency translation adjustments	41,877	71,087
Current period change in foreign currency translation adjustments	(54,578)	(29,210)
Ending balance of foreign currency translation adjustments	(12,701)	41,877

Beginning balance of benefit plan net gain (loss)	(74,986)	(38,896)
Current period change in benefit plan net gain (loss)	11,897	(36,090)
Ending balance of benefit plan net gain (loss)	(63,089)	(74,986)

Ending balance of accumulated other comprehensive income (loss)	$(62,136)	$4,519

13.  EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans.
The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees employed prior to April 1, 2010.  Generally, the Company computes the benefits based on average earnings over a period prescribed by the plans and credited length of service.  The Company's non-qualified defined benefit pension plan, affected in October 1995, provides compensating pension benefits for participants whose benefits have been curtailed under the qualified plan due to Internal Revenue Code limitations.

Although not required to make contributions under IRS regulations, the following table summarizes the Company's contributions to the defined benefit pension plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Company contributions	$5,949	$16,484	$22,536

The following table summarizes the Company's pension expense for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Pension expense	$22,682	$18,543	$19,348

The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014
Change in projected benefit obligation:
Benefit obligation at beginning of year	$270,065	$214,059
Service cost	12,511	10,015
Interest cost	10,759	10,474
Actuarial (gain) / loss	(18,595)	55,107
Benefits paid	(20,718)	(19,588)
Projected benefit obligation at end of year	254,022	270,065

Change in plan assets:
Fair value of plan assets at beginning of year	157,090	152,446
Actual return on plan assets	(7,234)	7,747
Actual contributions during the year	5,949	16,484
Benefits paid	(20,718)	(19,588)
Fair value of plan assets at end of year	135,087	157,090

Funded status at end of year	$(118,936)	$(112,976)

(Some amounts may not reconcile due to rounding.)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2015	2014
Other assets (due beyond one year)	$-	$-
Other liabilities (due within one year)	(1,869)	(5,469)
Other liabilities (due beyond one year)	(117,067)	(107,507)
Net amount recognized in the consolidated balance sheets	$(118,936)	$(112,976)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2015	2014
Prior service cost	$-	$(21)
Accumulated income (loss)	(91,920)	(102,671)
Accumulated other comprehensive income (loss)	$(91,920)	$(102,692)

(Some amounts may not reconcile due to rounding.)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2015	2014
Other comprehensive income (loss) at December 31, prior year	$(102,692)	$(53,387)
Net gain (loss) arising during period	(259)	(58,647)
Recognition of amortizations in net periodic benefit cost:
Prior service cost	21	49
Actuarial loss	11,011	9,294
Other comprehensive income (loss) at December 31, current year	$(91,920)	$(102,692)

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Service cost	$12,511	$10,015	$11,182
Interest cost	10,759	10,474	8,511
Expected return on assets	(11,620)	(11,288)	(8,495)
Amortization of actuarial loss from earlier periods	9,243	4,341	8,101
Amortization of unrecognized prior service cost	21	49	49
Settlement	1,768	4,953	-
Net periodic benefit cost	$22,682	$18,543	$19,348

Other changes recognized in other comprehensive income (loss):
Other comprehensive income (loss) attributable to change from prior year	(10,773)	49,305

Total recognized in net periodic benefit cost and other
comprehensive income (loss)	$11,909	$67,847

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $0 thousand, $8,055 thousand and $0 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2015, 2014 and 2013 were 4.00%, 5.00% and 4.00%, respectively.  The rate of compensation increase used to determine the net periodic benefit cost for 2015, 2014 and 2013 was 4.0%. The expected long-term rate of return on plan assets for 2015, 2014 and 2013 was 7.50% and was based on expected portfolio returns and allocations.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for years end 2015, 2014 and 2013 were 4.38%, 4.00% and 5.00%, respectively.

The following table summarizes the accumulated benefit obligation for the periods indicated:

	At December 31,
(Dollars in thousands)	2015	2014
Qualified Plan	$188,702	$200,205
Non-qualified Plan	17,756	19,167
Total	$206,458	$219,371

The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2015	2014
Qualified Plan
Projected benefit obligation	$229,719	$243,525
Fair value of plan assets	135,087	157,090
Non-qualified Plan
Projected benefit obligation	$24,303	$26,540
Fair value of plan assets	-	-

The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2015	2014
Qualified Plan
Accumulated benefit obligation	$188,702	$200,205
Fair value of plan assets	135,087	157,090
Non-qualified Plan
Accumulated benefit obligation	$17,756	$19,167
Fair value of plan assets	-	-

The following table displays the expected benefit payments in the periods indicated:

(Dollars in thousands)
2016	$6,709
2017	7,779
2018	9,607
2019	12,139
2020	10,660
Next 5 years	67,416

Plan assets consist of shares in investment trusts with approximately 80%, 17% and 3% of the underlying assets consisting of equity securities, fixed maturities and cash, respectively.  The Company manages the qualified plan investments for U.S. employees.  The assets in the plan consist of debt and equity mutual funds.  Due to the long term nature of the plan, the target asset allocation has historically been 70% equities and 30% bonds.

The following tables present the fair value measurement levels for the qualified plan assets at fair value for the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$-	$-	$-	$-
Short-term investments, which approximates fair value (a)	4,034	4,034	-	-
Mutual funds, fair value
Fixed income (b)	22,537	22,537	-	-
Equities (c)	86,505	86,505	-	-
Multi-strategy equity fund, fair value (d)	10,673	-	-	10,673
Private equity limited partnerships (e)	11,338	-	-	11,338
Total	$135,087	$113,076	$-	$22,011

(Some amounts may not reconcile due to rounding.)

(a)	This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.
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

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturity investments, for the period indicated:

	Year Ended December 31,
(Dollars in thousands)	2015	2014
Assets:
Balance, beginning of period	$22,053	$19,921
Actual return on plan assets:
Realized gains (losses) relating to assets sold during the period	84	75
Unrealized gains (losses) relating to assets still held at the reporting date	601	331
Purchases and capital contributions	1,719	3,390
Investment income earned on assets	-	-
Sales and capital distributions	(2,445)	(1,664)
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$22,011	$22,053

The amount of total gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses)
relating to assets still held at the reporting date	$517	$256

(Some amounts may not reconcile due to rounding.)

The Company does not expect to make any contributions to the qualified plan in 2016.

Defined Contribution Plans.
The Company also maintains both qualified and non-qualified defined contribution plans ("Savings Plan" and "Non-Qualified Savings Plan", respectively) covering U.S. employees.  Under the plans, the Company contributes up to a maximum 3% of the participants' compensation based on the contribution percentage of the employee.  The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to Internal Revenue Code limitations.  In addition, effective for new hires (and rehires) on or after April 1, 2010, the Company will contribute between 3% and 8% of an employee's earnings for each payroll period based on the employee's age.  These contributions will be 100% vested after three years.

The following table presents the Company's incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Incurred expenses	$5,468	$4,676	$3,903

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees.  Each non-U.S. office (Brazil, Canada and Singapore) maintains a separate plan for the non-U.S. employees working in that location.  The Company contributes various amounts based on salary, age and/or years of service.  The contributions as a percentage of salary for the branch offices range from 6.1% to 9.7%.  The contributions are generally used to purchase pension benefits from local insurance providers.  The following table presents the Company's incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Incurred expenses	$447	$479	$462

Post-Retirement Plan.
The Company sponsors a Retiree Health Plan for employees employed prior to April 1, 2010.  This plan provides healthcare benefits for eligible retired employees (and their eligible dependants), who have elected coverage.  The Company anticipates that most covered employees will become eligible for these benefits if they retire while working for the Company.  The cost of these benefits is shared with the retiree.  The Company accrues the post-retirement benefit expense during the period of the employee's service.

The following medical cost trend rates were used to determine net cost and benefit obligations:  a healthcare inflation rate for pre-Medicare claims of 7.0% in 2015 was assumed to decrease gradually to 4.5% in 2027 and then remain at that level; and a healthcare inflation rate for post-Medicare claims of 6.2% in 2015 was assumed to decrease gradually to 4.5% in 2027 and then remain at that level.

Changes in the assumed healthcare cost trend can have a significant effect on the amounts reported for the healthcare plans.  A one percent change in the rate would have the following effects on:

	Percentage	Percentage
	Point Increase	Point Decrease
(Dollars in thousands)	($ Impact)	($ Impact)
a. Effect on total service and interest cost components	$706	$(537)
b. Effect on accumulated post-retirement benefit obligation	6,504	(5,064)

The following table presents the post-retirement benefit expenses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Post-retirement benefit expenses	$3,280	$3,196	$3,801

The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in thousands)	2015	2014
Change in projected benefit obligation:
Benefit obligation at beginning of year	$36,506	$27,594
Service cost	1,794	1,619
Interest cost	1,187	1,320
Actuarial loss	(7,231)	6,475
Benefits paid	(568)	(502)
Benefit obligation at end of year	31,687	36,506

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	568	502
Benefits paid	(568)	(502)
Fair value of plan assets at end of year	-	-

Funded status at end of year	$(31,687)	$(36,506)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2015	2014
Other liabilities (due within one year)	$(654)	$(639)
Other liabilities (due beyond one year)	(31,033)	(35,867)
Net amount recognized in the consolidated balance sheets	$(31,687)	$(36,506)

(Some amounts may not reconcile due to rounding.)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2015	2014
Accumulated income (loss)	$(5,139)	$(12,670)
Accumulated other comprehensive income (loss)	$(5,139)	$(12,670)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2015	2014
Other comprehensive income (loss) at December 31, prior year	$(12,670)	$(6,452)
Net gain (loss) arising during period	7,231	(6,475)
Recognition of amortizations in net periodic benefit cost:
Actuarial loss (gain)	300	257
Other comprehensive income (loss) at December 31, current year	$(5,139)	$(12,670)

Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Service cost	$1,794	$1,619	$1,899
Interest cost	1,187	1,320	1,164
Net loss recognition	300	257	739
Net periodic cost	$3,280	$3,196	$3,801

Other changes recognized in other comprehensive income (loss):
Other comprehensive gain (loss) attributable to change from prior year	(7,531)	6,218

Total recognized in net periodic benefit cost and
other comprehensive income (loss)	$(4,251)	$9,414

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $0 thousand, $193 thousand and $0 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2015, 2014 and 2013 were 4.00%, 5.00% and 4.00%, respectively.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2015, 2014 and 2013 were 4.38%, 4.00% and 5.00%, respectively.

The following table displays the expected benefit payments in the years indicated:

(Dollars in thousands)
2016	$654
2017	717
2018	844
2019	972
2020	1,141
Next 5 years	8,157

14.  DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

Holdings and its operating subsidiaries are subject to various regulatory restrictions, including the amount of dividends that may be paid and the level of capital that the operating entities must maintain.  These regulatory restrictions are based upon statutory capital as opposed to GAAP basis equity or net assets.  Holdings' primary operating subsidiary, Everest Re, is regulated by Delaware law and is subject to the Risk-Based Capital Model ("RBC") developed by the National Association of Insurance Commissioners ("NAIC").  This model represents the aggregate regulatory restrictions on net assets and statutory capital and surplus.

Dividend Restrictions.
Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year's statutory annual statement.  In addition, no dividend may be paid in excess of unassigned earned surplus.  At December 31, 2015, Everest Re has $498,455 thousand available for payment of dividends in 2016 without the need for prior regulatory approval.

Statutory Financial Information.
Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the NAIC and the Delaware Insurance Department.  Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual.  The capital and statutory surplus of Everest Re was $3,210,891 thousand and $2,892,999 thousand at December 31, 2015 and 2014, respectively.  The statutory net income of Everest Re was $498,455 thousand, $357,298 thousand and $540,020 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

There are certain regulatory and contractual restrictions on the ability of Holdings' operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances.  The insurance laws of the State of Delaware, where Holdings' direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds.

Capital Restrictions.
In the United States, Everest Re is subject to the RBC developed by the NAIC which determines an authorized control level risk-based capital.  As long as the total adjusted capital is 200% or more of the authorized control level capital, no action is required by the Company.

The regulatory targeted capital and the actual statutory capital for Everest Re is as follows:

	Everest Re (1)
	At December 31,
(Dollars in thousands)	2015	2014
Regulatory targeted capital	$1,355,668	$1,209,601
Actual capital	$3,210,891	$2,892,999

(1)   Regulatory targeted capital represents 200% of the RBC authorized control level calculation for the applicable year.

15.  CONTINGENCIES

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At December 31,
(Dollars in thousands)	2015	2014
The Prudential	$142,427	$142,653
Unaffiliated life insurance company	$33,062	$31,964

16.  RELATED-PARTY TRANSACTIONS

Parent

Group entered into a $250,000 thousand long term promissory note agreement with Holdings as of December 31, 2014. The note will mature on December 31, 2023 and has an interest rate of 1.72% that will be paid annually, on December 15th of each year. This transaction is presented as a Note Receivable – Affiliated in the Consolidated Balance Sheets of Holdings.  Interest income in the amount of $4,300 thousand was recorded by Holdings for the year ended December 31, 2015

Group's Board of Directors approved an amended share repurchase program authorizing Group and/or its subsidiary Holdings to purchase Group's common shares through open market transactions, privately negotiated transactions or both.  The table below represents the amendments to the share repurchase program for the common shares approved for repurchase.

Common Shares
Authorized for
Amendment Date	Repurchase
(Dollars in thousands)

09/21/2004	5,000,000
07/21/2008	5,000,000
02/24/2010	5,000,000
02/22/2012	5,000,000
05/15/2013	5,000,000
11/19/2014	5,000,000
30,000,000

Through December, 2015, Holdings had purchased and held 9,719,971 Common Shares of Group, which were purchased in the open market between February 2007 and March 2011.

In December, 2015, Holdings transferred the 9,719,971 Common Shares of Group, which it held as other invested assets, at fair value, valued at $1,773,214 thousand, to Preferred Holdings, an affiliated entity and subsidiary of Group, in exchange for 1,773.214 preferred shares of Preferred Holdings with a $1,000 thousand par value and 1.75% annual dividend rate.  After the exchange, Holdings no longer holds any shares or has any ownership interest in Group.

Holdings reported both its Parent Shares and preferred shares in Preferred Holdings, as other invested assets, fair value, in the consolidated balance sheets with changes in fair value re-measurement recorded in net realized capital gains (losses) in the consolidated statements of operations and comprehensive income (loss).  The following table presents the dividends received on the Parent shares that are reported as net investment income in the consolidated statements of operations and comprehensive income (loss) for the period indicated.

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Dividends received	$38,880	$31,104	$21,287

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

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Expenses incurred	$81,122	$77,322	$84,675

17.  SEGMENT REPORTING

The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and Accident and Health ("A&H") business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re's branches in Canada, Singapore and through offices in Brazil, Miami and New Jersey.  The Insurance operation writes property and casualty insurance directly and through general agents, brokers and surplus lines brokers mainly within the U.S.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Gross written premiums	$2,147,893	$2,154,529	$1,826,044
Net written premiums	899,918	977,858	909,557

Premiums earned	$951,457	$988,315	$842,341
Incurred losses and LAE	413,292	545,862	424,184
Commission and brokerage	198,983	201,912	159,747
Other underwriting expenses	50,089	45,583	47,177
Underwriting gain (loss)	$289,093	$194,958	$211,233

International	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Gross written premiums	$1,373,978	$1,630,381	$1,370,615
Net written premiums	562,691	612,243	610,084

Premiums earned	$581,216	$600,964	$591,695
Incurred losses and LAE	394,819	358,038	315,923
Commission and brokerage	121,158	119,655	114,331
Other underwriting expenses	34,303	34,603	33,910
Underwriting gain (loss)	$30,936	$88,668	$127,531

Insurance	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Gross written premiums	$1,473,760	$1,180,384	$1,240,809
Net written premiums	630,674	516,873	597,736

Premiums earned	$611,087	$524,447	$572,325
Incurred losses and LAE	511,450	450,193	532,049
Commission and brokerage	(5,072)	17,835	19,844
Other underwriting expenses	130,427	111,846	112,412
Underwriting gain (loss)	$(25,718)	$(55,427)	$(91,980)

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Underwriting gain (loss)	$294,311	$228,199	$246,784
Net investment income	273,253	290,310	296,996
Net realized capital gains (losses)	50,335	206,679	723,149
Corporate expense	(7,179)	(7,252)	(8,262)
Interest, fee and bond issue cost amortization expense	(35,434)	(37,970)	(45,452)
Other income (expense)	29,256	(22,278)	(7,714)
Income (loss) before taxes	$604,542	$657,688	$1,205,501

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

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Canada gross written premiums	$114,859	$159,451	$169,148

No other country represented more than 5% of the Company's revenues.

Approximately 16.3%, 17.6% and 19.6% of the Company's gross written premiums in 2015, 2014 and 2013, respectively, were sourced through the Company's largest intermediary.

18.            DISPOSITIONS

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

20. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the periods indicated:

	2015
(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$1,226,763	$1,089,441	$1,448,711	$1,230,716
Net written premiums	508,427	472,464	599,073	513,319

Premiums earned	521,062	521,424	546,050	555,224
Net investment income	72,581	70,925	63,363	66,384
Net realized capital gains (losses)	21,296	51,225	(121,695)	99,509
Total claims and underwriting expenses	453,954	447,405	499,858	448,232
Net income (loss)	115,944	133,766	(4,659)	167,602

	2014
(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$1,084,455	$1,224,820	$1,453,394	$1,202,625
Net written premiums	499,704	492,727	611,916	502,627

Premiums earned	470,445	520,736	569,597	552,948
Net investment income	63,787	68,636	83,446	74,441
Net realized capital gains (losses)	(4,050)	125,114	(160)	85,775
Total claims and underwriting expenses	393,391	453,997	510,371	527,768
Net income (loss)	86,466	158,174	100,141	109,345

SCHEDULE I – SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2015

Column A	Column B	Column C	Column D
			Amount
			Shown in
		Market	Balance
(Dollars in thousands)	Cost	Value	Sheet
Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$329,281	$330,985	$330,985
State, municipalities and political subdivisions	669,945	703,075	703,075
Foreign government securities	447,244	463,074	463,074
Foreign corporate securities	954,690	970,909	970,909
Public utilities	62,451	62,695	62,695
All other corporate bonds	2,071,915	2,026,648	2,026,648
Mortgage - backed securities
Commercial	61,527	62,446	62,446
Agency residential	714,907	712,298	712,298
Non-agency residential	126	150	150
Redeemable preferred stock	23,386	24,197	24,197
Total fixed maturities-available for sale	5,335,472	5,356,477	5,356,477
Fixed maturities - available for sale, at fair value(1)	2,202	2,102	2,102
Equity securities - available for sale, at market value	-	-	-
Equity securities - available for sale, at fair value(1)	1,006,535	1,215,377	1,215,377
Short-term investments	563,536	563,536	563,536
Other invested assets	450,154	450,154	450,154
Other invested assets, at fair value (1)	1,773,214	1,773,214	1,773,214
Cash	155,429	155,429	155,429

Total investments and cash	$9,286,542	$9,516,289	$9,516,289

(1) Original cost does not reflect adjustments, which have been realized through the statements of operations and comprehensive income.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS

	At December 31,
(Dollars and share amounts in thousands, except par value per share)	2015	2014
ASSETS:
Fixed maturities - available for sale, at market value	$65,441	$9,040
(amortized cost: 2015, $66,016; 2014, $9,008)
Equity securities - available for sale, at fair value	131,219	96,890
Other invested assets	3,047	3,047
Other invested assets, at fair value	1,773,214	1,655,311
Short-term investments	37,802	92,390
Cash	6,232	6,206
Total investments and cash	2,016,955	1,862,884
Investment in subsidiaries, at equity in the underlying net assets	3,534,552	3,276,082
Note receivable - affiliated	250,000	250,000
Accrued investment income	438	92
Advances to affiliates	109,775	130,018
Other assets	18,097	18,340
TOTAL ASSETS	$5,929,817	$5,537,416

LIABILITIES:
4.868% Senior notes due 6/1/2044	$400,000	$400,000
6.6% Long term notes due 5/1/2067	238,368	238,364
Accrued interest on debt and borrowings	3,537	3,537
Income taxes	354,312	317,991
Due to affiliates	1,049	932
Other liabilities	1,340	3,875
Total liabilities	998,606	964,699

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2015 and 2014)	-	-
Additional paid-in capital	374,789	362,293
Accumulated other comprehensive income (loss), net of deferred income
tax expense (benefit) of ($33,458) at 2015 and $2,434 at 2014	(62,136)	4,519
Retained earnings	4,618,558	4,205,905
Total stockholder's equity	4,931,211	4,572,717
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$5,929,817	$5,537,416

See notes to consolidated financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
REVENUES:
Net investment income	$40,441	$32,774	$23,451
Net investment income - Affiliated	4,300	-	-
Net realized capital gains (losses)	119,075	149,932	467,999
Realized gain of sale of subsidiary	94,704	-	-
Other income (expense)	(263)	(309)	(420)
Net income (loss) of subsidiaries	274,625	364,869	511,976
Total revenues	532,882	547,266	1,003,006

EXPENSES:
Interest expense	35,434	37,970	45,452
Corporate expense	5,251	5,070	6,065
Total expenses	40,685	43,040	51,517

INCOME (LOSS) BEFORE TAXES	492,197	504,226	951,489
Income tax expense (benefit)	79,544	50,100	153,226

NET INCOME (LOSS)	$412,653	$454,126	$798,263

Other comprehensive income (loss), net of tax :
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(23,157)	(44,902)	(99,241)
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	(817)	27,073	(2,465)
Total URA(D) on securities arising during the period	(23,974)	(17,829)	(101,706)

Foreign currency translation adjustments	(54,578)	(29,210)	(19,128)

Benefit plan actuarial net gain (loss) for the period	5,681	(39,110)	17,837
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	6,216	3,020	5,778
Total benefit plan net gain (loss) for the period	11,897	(36,090)	23,615
Total other comprehensive income (loss), net of tax	(66,655)	(83,129)	(97,219)

COMPREHENSIVE INCOME (LOSS)	$345,998	$370,997	$701,044

See notes to consolidated financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$412,653	$454,126	$798,263
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (earnings) deficit of subsidiaries	(274,625)	(364,869)	(511,976)
Dividends received from subsidiaries	-	155,000	359,000
Decrease (increase) in advances to affiliates	20,243	(66,019)	(26,298)
Decrease (increase) in income taxes	1,082	191,840	104,724
Change in other assets and liabilities, net	(6,876)	(48,486)	46,916
Amortization of bond premium (accrual of bond discount)	259	139	280
Amortization of underwriting discount on senior notes	4	46	54
Net realized capital losses (gains)	(119,075)	(149,932)	(467,999)
Net cash provided by (used in) operating activities	33,665	171,845	302,964

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiaries	(2,837)	(1,342)	(1,102)
Proceeds from fixed maturities matured/called - available for sale, at market value	2,972	1,631	1,993
Proceeds from fixed maturities sold - available for sale, at market value	-	300,049	-
Proceeds from equity maturities sold - available for sale, at fair value	43,402	14,655	24,750
Proceeds from other invested assets sold	-	-	9,897
Proceeds from sale of subdisidiary (net of cash disposed)	3,934	-	-
Cost of fixed maturities acquired - available for sale, at market value	(60,240)	(300,007)	-
Cost of equity securities acquired - available for sale, at fair value	(76,559)	(13,575)	(29,537)
Net change in short-term investments	54,588	(67,209)	20,802
Net cost of lending for long term note - affiliated	-	(250,000)	-
Net change in unsettled securities transaction	1,101	-	-
Net cash provided by (used in) investing activities	(33,639)	(315,798)	26,803

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior notes	-	400,000	-
Net cost of junior subordinated notes redemption	-	-	(329,897)
Net cost of senior notes maturing	-	(250,000)	-
Net cash provided by (used in) financing activities	-	150,000	(329,897)

Net increase (decrease) in cash	26	6,047	(130)
Cash, beginning of period	6,206	159	289
Cash, end of period	$6,232	$6,206	$159

Non-cash financing transaction:
Non-cash contribution from parent	$12,497	$11,242	$10,828
Non-cash contribution to subsidiaries	(12,497)	(11,242)	(10,828)

NON-CASH TRANSACTION:
Exchange of common shares of parent company, held as other invested assets at fair value,	$1,773,214	$-	$-
for preferred shares of an affiliated company, held as other invested assets at fair value

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

4)
In December, 2015, Holdings transferred the 9,719,971 Common Shares of Group, which it held as other invested assets, at fair value, valued at $1,773,214 thousand, to Preferred Holdings, an affiliated entity and subsidiary of Group, in exchange for 1,773.214 preferred shares of Preferred Holdings with a $1,000 thousand par value and 1.75% annual dividend rate.  After the exchange, Holdings no longer holds any shares or has any ownership interest in Group.

SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
		Reserve				Incurred
Geographic Area		for Losses				Loss and	Amortization
	Deferred	and Loss	Unearned		Net	Loss	of Deferred	Other	Net
	Acquisition	Adjustment	Premium	Premiums	Investment	Adjustment	Acquisition	Operating	Written
(Dollars in thousands)	Costs	Expenses	Reserves	Earned	Income	Expenses	Costs	Expenses	Premium
December 31, 2015
Domestic	$68,055	$6,033,374	$1,059,530	$1,562,544	$239,072	$924,742	$193,911	$180,516	$1,530,592
International	24,596	1,907,346	290,269	581,216	34,181	394,819	121,158	34,303	562,691
Total	$92,651	$7,940,720	$1,349,799	$2,143,760	$273,253	$1,319,561	$315,069	$214,819	$2,093,283

December 31, 2014
Domestic	$79,674	$6,005,952	$1,078,384	$1,512,762	$250,048	$996,055	$219,747	$157,429	$1,494,731
International	29,588	1,837,904	363,738	600,964	40,262	358,038	119,655	34,603	612,243
Total	$109,262	$7,843,856	$1,442,122	$2,113,726	$290,310	$1,354,093	$339,402	$192,032	$2,106,974

December 31, 2013
Domestic	$85,098	$5,908,051	$1,041,653	$1,414,666	$252,671	$956,233	$179,591	$159,589	$1,507,293
International	26,926	1,745,178	275,494	591,695	44,325	315,923	114,331	33,910	610,084
Total	$112,024	$7,653,229	$1,317,147	$2,006,361	$296,996	$1,272,156	$293,922	$193,499	$2,117,377

SCHEDULE IV – REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed
	Gross	Other	from Other	Net	Assumed
(Dollars in thousands)	Amount	Companies	Companies	Amount	to Net

December 31, 2015
Total property and liability
insurance premiums earned	$1,439,795	$2,933,519	$3,637,484	$2,143,760	169.7%

December 31, 2014
Total property and liability
insurance premiums earned	$1,148,297	$2,720,355	$3,685,784	$2,113,726	174.4%

December 31, 2013
Total property and liability
insurance premiums earned	$1,183,542	$2,202,006	$3,024,825	$2,006,361	150.8%