Form 10-Q
period 2016-03-31
EVEREST REINSURANCE HOLDINGS INC
filed 2016-05-16
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2016	Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
Delaware	22-3263609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer		Accelerated filer
Non-accelerated filer	X	Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At May 1, 2016
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2016 (unaudited) and
	December 31, 2015	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three months ended March 31, 2016 and 2015 (unaudited)	2

	Consolidated Statements of Changes in Stockholder's Equity for the three
	months ended March 31, 2016 and 2015 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended
	March 31, 2016 and 2015 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operation	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	40

Item 6.	Exhibits	41

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands, except par value per share)	2016	2015
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$5,579,911	$5,356,477
(amortized cost: 2016, $5,488,882; 2015, $5,335,472)
Fixed maturities - available for sale, at fair value	1,870	2,102
Equity securities - available for sale, at fair value	1,194,972	1,215,377
Short-term investments	329,190	563,536
Other invested assets (cost: 2016, $595,114; 2015, $450,154)	595,114	450,154
Other invested assets, at fair value	1,773,214	1,773,214
Cash	148,439	155,429
Total investments and cash	9,622,710	9,516,289
Note receivable - affiliated	250,000	250,000
Accrued investment income	46,810	41,727
Premiums receivable	1,092,277	1,129,656
Reinsurance receivables - unaffiliated	848,919	716,982
Reinsurance receivables - affiliated	3,675,168	3,742,105
Funds held by reinsureds	172,271	176,712
Deferred acquisition costs	80,270	92,651
Prepaid reinsurance premiums	757,777	772,686
Other assets	247,742	261,805
TOTAL ASSETS	$16,793,944	$16,700,613

LIABILITIES:
Reserve for losses and loss adjustment expenses	$7,992,273	$7,940,720
Unearned premium reserve	1,318,229	1,349,799
Funds held under reinsurance treaties	100,755	101,531
Losses in the course of payment	143,296	125,592
Commission reserves	45,880	51,873
Other net payable to reinsurers	1,120,917	1,225,260
4.868% Senior notes due 6/1/2044	400,000	400,000
6.6% Long term notes due 5/1/2067	238,369	238,368
Accrued interest on debt and borrowings	12,341	3,537
Income taxes	107,488	68,024
Unsettled securities payable	29,525	15,040
Other liabilities	248,154	249,658
Total liabilities	11,757,227	11,769,402

Commitments and Contingencies (Note 5)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2016 and 2015)	-	-
Additional paid-in capital	379,582	374,789
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $(182) at 2016 and ($33,458) at 2015	(349)	(62,136)
Retained earnings	4,657,484	4,618,558
Total stockholder's equity	5,036,717	4,931,211
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$16,793,944	$16,700,613

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
	(unaudited)
REVENUES:
Premiums earned	$481,925	$521,062
Net investment income	58,445	72,581
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(23,015)	(24,121)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-
Other net realized capital gains (losses)	(43,362)	45,417
Total net realized capital gains (losses)	(66,377)	21,296
Other income (expense)	13,102	15,833
Total revenues	487,095	630,772

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	296,062	308,880
Commission, brokerage, taxes and fees	68,822	96,531
Other underwriting expenses	59,227	48,543
Corporate expenses	2,336	1,609
Interest, fee and bond issue cost amortization expense	8,859	8,859
Total claims and expenses	435,306	464,422

INCOME (LOSS) BEFORE TAXES	51,789	166,350
Income tax expense (benefit)	12,863	50,406

NET INCOME (LOSS)	$38,926	$115,944

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	19,600	15,950
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	25,915	23,665
Total URA(D) on securities arising during the period	45,515	39,615

Foreign currency translation adjustments	14,932	(33,308)

Benefit plan actuarial net gain (loss) for the period	-	-
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	1,340	1,604
Total benefit plan net gain (loss) for the period	1,340	1,604
Total other comprehensive income (loss), net of tax	61,787	7,911

COMPREHENSIVE INCOME (LOSS)	$100,713	$123,855

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER'S EQUITY

	Three Months Ended
	March 31,
(Dollars in thousands, except share amounts)	2016	2015
	(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000
Balance, end of period	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$374,789	$362,293
Share-based compensation plans	4,793	3,965
Balance, end of period	379,582	366,258

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(62,136)	4,519
Net increase (decrease) during the period	61,787	7,911
Balance, end of period	(349)	12,430

RETAINED EARNINGS:
Balance, beginning of period	4,618,558	4,205,905
Net income (loss)	38,926	115,944
Balance, end of period	4,657,484	4,321,849

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$5,036,717	$4,700,537

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$38,926	$115,944
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	38,549	(78,969)
Decrease (increase) in funds held by reinsureds, net	3,817	(4,707)
Decrease (increase) in reinsurance receivables	(56,106)	(68,311)
Decrease (increase) in income taxes	6,546	31,408
Decrease (increase) in prepaid reinsurance premiums	15,994	15,016
Increase (decrease) in reserve for losses and loss adjustment expenses	29,962	20,927
Increase (decrease) in unearned premiums	(33,573)	(28,224)
Increase (decrease) in other net payable to reinsurers	(106,588)	(52,400)
Increase (decrease) in losses in course of payment	17,456	60,419
Change in equity adjustments in limited partnerships	2,514	(7,173)
Distribution of limited partnership income	9,859	7,369
Change in other assets and liabilities, net	24,496	35,494
Non-cash compensation expense	3,117	1,946
Amortization of bond premium (accrual of bond discount)	4,541	4,955
Amortization of underwriting discount on senior notes	1	1
Net realized capital (gains) losses	66,377	(21,296)
Net cash provided by (used in) operating activities	65,888	32,399

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	154,378	188,815
Proceeds from fixed maturities sold - available for sale, at market value	188,046	112,846
Proceeds from fixed maturities sold - available for sale, at fair value	-	1,236
Proceeds from equity securities sold - available for sale, at fair value	86,149	133,960
Distributions from other invested assets	255,889	10,797
Cost of fixed maturities acquired - available for sale, at market value	(506,085)	(293,848)
Cost of equity securities acquired - available for sale, at fair value	(92,019)	(164,112)
Cost of other invested assets acquired	(413,223)	(16,600)
Net change in short-term investments	235,895	(860)
Net change in unsettled securities transactions	5,870	(31,296)
Net cash provided by (used in) investing activities	(85,100)	(59,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	1,676	2,020
Net cash provided by (used in) financing activities	1,676	2,020

EFFECT OF EXCHANGE RATE CHANGES ON CASH	10,546	(31,845)

Net increase (decrease) in cash	(6,990)	(56,488)
Cash, beginning of period	155,429	323,975
Cash, end of period	$148,439	$267,487

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$4,558	$18,077
Interest paid	-	-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2016 and 2015

1.      GENERAL

As used in this document, "Holdings" means Everest Reinsurance Holdings, Inc., a Delaware company and direct subsidiary of Everest Underwriting Group (Ireland) Limited ("Holdings Ireland"); "Group" means Everest Re Group, Ltd. (Holdings Ireland's parent); "Bermuda Re" means Everest Reinsurance (Bermuda), Ltd., a subsidiary of Group; "Everest Re" means Everest Reinsurance Company and its subsidiaries, a subsidiary of Holdings (unless the context otherwise requires) and the "Company" means Holdings and its subsidiaries.

Effective July 13, 2015, the Company sold all of the outstanding shares of capital stock of a wholly-owned subsidiary entity, Mt. McKinley Insurance Company ("Mt. McKinley"), to Clearwater Insurance Company. The operating results of Mt. McKinley for the three months ended March 31, 2015 are included within the Company's financial statements.

2.      BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three months ended March 31, 2016 and 2015 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), has been omitted since it is not required for interim reporting purposes. The December 31, 2015 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2015, 2014 and 2013 included in the Company's most recent Form 10-K filing.

All intercompany accounts and transactions have been eliminated.

Certain reclassifications and format changes have been made to prior years' amounts to conform to the 2016 presentation.

Application of Recently Issued Accounting Standard Changes.

Disclosures about Short-Duration Contracts. In May 2015, the FASB issued ASU 2015-09, authoritative guidance regarding required disclosures associated with short duration insurance contracts.  The new disclosure requirements focus on information about initial claim estimates and subsequent claim estimate adjustment, methodologies in estimating claims and the timing, frequency and severity of claims related to short duration insurance contracts. This guidance is effective for annual reporting periods beginning after December 15, 2015 and interim reporting periods beginning after December 15, 2016.  Therefore, the initial presentation of this guidance in the Company's financial statements and footnotes will be for its 10-K filing as of December 31, 2016. The Company does not anticipate that it will have a significant impact on its financial statements.

Debt Issuance Costs. In April 2015, The FASB issued ASU 2015–03, authoritative guidance on the presentation of debt issuance costs.  This guidance requires that debt issuance costs be presented within the balance sheet as a reduction of the carrying value of the debt liability, rather than as a separate asset.  This guidance is effective for annual reporting periods beginning after December 15, 2015 and related interim reporting periods. The Company does not anticipate that the adoption of this guidance will have a material impact on its financial statements.

Consolidation. In February 2015, the FASB issued ASU 2015-02, authoritative guidance regarding consolidation of reporting entities.  The new guidance focuses on the required evaluation of whether certain legal entities should be consolidated.  This guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company has determined that the guidance will not have a significant impact on its financial statements.

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments ("OTTI") in accumulated other comprehensive income ("AOCI") are as follows for the periods indicated:

	At March 31, 2016
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$363,705	$6,407	$(66)	$370,046	$-
Obligations of U.S. states and political subdivisions	664,481	38,438	(843)	702,076	-
Corporate securities	2,003,827	38,795	(39,602)	2,003,020	128
Asset-backed securities	167,757	765	(287)	168,235	-
Mortgage-backed securities
Commercial	62,415	1,201	(188)	63,428	-
Agency residential	777,460	9,178	(1,925)	784,713	-
Non-agency residential	113	19	-	132	-
Foreign government securities	472,081	27,162	(7,782)	491,461	-
Foreign corporate securities	977,043	29,693	(9,936)	996,800	-
Total fixed maturity securities	$5,488,882	$151,658	$(60,629)	$5,579,911	$128

	At December 31, 2015
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$329,281	$2,422	$(718)	$330,985	$-
Obligations of U.S. states and political subdivisions	669,945	34,020	(890)	703,075	-
Corporate securities	2,011,997	27,286	(70,725)	1,968,558	(86)
Asset-backed securities	145,755	290	(1,063)	144,982	-
Mortgage-backed securities
Commercial	61,527	1,430	(511)	62,446	-
Agency residential	714,907	3,994	(6,603)	712,298	-
Non-agency residential	126	24	-	150	-
Foreign government securities	447,244	24,255	(8,425)	463,074	-
Foreign corporate securities	954,690	27,616	(11,397)	970,909	17
Total fixed maturity securities	$5,335,472	$121,337	$(100,332)	$5,356,477	$(69)

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

	At March 31, 2016		At December 31, 2015
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$371,332	$370,026	$330,029	$330,509
Due after one year through five years	2,702,980	2,739,917	2,617,079	2,618,056
Due after five years through ten years	779,848	783,570	870,266	856,230
Due after ten years	626,977	669,890	595,783	631,806
Asset-backed securities	167,757	168,235	145,755	144,982
Mortgage-backed securities
Commercial	62,415	63,428	61,527	62,446
Agency residential	777,460	784,713	714,907	712,298
Non-agency residential	113	132	126	150
Total fixed maturity securities	$5,488,882	$5,579,911	$5,335,472	$5,356,477

The changes in net unrealized appreciation (depreciation) for the Company's investments are derived from the following sources for the periods as indicated:

	Three Months Eded
	March 31,
(Dollars in thousands)	2016	2015
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$69,826	$51,211
Fixed maturity securities, other-than-temporary impairment	197	9,735
Change in unrealized appreciation (depreciation), pre-tax	70,023	60,946
Deferred tax benefit (expense)	(24,439)	(17,924)
Deferred tax benefit (expense), other-than-temporary impairment	(69)	(3,407)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$45,515	$39,615

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at March 31, 2016 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$54,980	$(66)	$698	$-	$55,678	$(66)
Obligations of U.S. states and political subdivisions	4,469	(16)	7,014	(827)	11,483	(843)
Corporate securities	471,961	(20,832)	242,718	(18,770)	714,679	(39,602)
Asset-backed securities	20,482	(77)	31,533	(210)	52,015	(287)
Mortgage-backed securities
Commercial	17,323	(188)	-	-	17,323	(188)
Agency residential	100,416	(901)	114,503	(1,024)	214,919	(1,925)
Non-agency residential	-	-	-	-	-	-
Foreign government securities	22,510	(638)	57,790	(7,144)	80,300	(7,782)
Foreign corporate securities	202,263	(4,129)	66,205	(5,807)	268,468	(9,936)
Total fixed maturity securities	$894,404	$(26,847)	$520,461	$(33,782)	$1,414,865	$(60,629)

	Duration of Unrealized Loss at March 31, 2016 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$39,889	$(183)	$32,078	$(3,841)	$71,967	$(4,024)
Due in one year through five years	422,494	(9,573)	276,367	(17,598)	698,861	(27,171)
Due in five years through ten years	265,716	(14,274)	60,641	(10,681)	326,357	(24,955)
Due after ten years	28,084	(1,651)	5,339	(428)	33,423	(2,079)
Asset-backed securities	20,482	(77)	31,533	(210)	52,015	(287)
Mortgage-backed securities	117,739	(1,089)	114,503	(1,024)	232,242	(2,113)
Total fixed maturity securities	$894,404	$(26,847)	$520,461	$(33,782)	$1,414,865	$(60,629)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at March 31, 2016 were $1,414,865 thousand and $60,629 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at March 31, 2016, did not exceed 0.2% of the overall market value of the Company's fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $26,847 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were primarily comprised of domestic and foreign corporate securities.  The majority of these unrealized losses are attributable to unrealized losses in the energy sector, $13,158 thousand, as falling oil prices disrupted the market values for this sector, particularly for oil exploration, production and servicing companies and unrealized foreign exchange losses, $5,798 thousand, as the U.S. dollar has strengthened against other currencies. The $33,782 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, foreign government securities and agency residential mortgage-backed securities. The majority of these unrealized losses are attributable to unrealized foreign exchange losses, $17,964 thousand, as the U.S. dollar has strengthened against other currencies and unrealized losses in the energy sector, $5,572 thousand, as falling oil prices disrupted the market values for this sector, particularly for oil exploration, production and servicing companies. The Company did not have any sub-prime or alt-A loans with gross unrealized depreciation at March 31, 2016.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

Other invested assets, at fair value, as of March 31, 2016, and December 31, 2015, were comprised of preferred shares held in Everest Preferred International Holdings ("Preferred Holdings"), an affiliated company.

The components of net investment income are presented in the tables below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Fixed maturities	$45,326	$47,972
Equity securities	9,148	8,742
Short-term investments and cash	304	164
Other invested assets
Limited partnerships	(2,514)	7,379
Dividends from Parent's shares	-	9,234
Dividends from preferred shares of affiliate	7,758	-
Other	(912)	625
Gross investment income before adjustments	59,110	74,116
Funds held interest income (expense)	2,654	2,521
Interest income from Parent	1,075	1,075
Gross investment income	62,839	77,712
Investment expenses	(4,394)	(5,131)
Net investment income	$58,445	$72,581

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

The Company had contractual commitments to invest up to an additional $288,022 thousand in limited partnerships at March 31, 2016.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2020.

The components of net realized capital gains (losses) are presented in the tables below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Fixed maturity securities, market value:
Other-than-temporary impairments	$(23,015)	$(24,121)
Gains (losses) from sales	(16,855)	(11,518)
Fixed maturity securities, fair value:
Gain (losses) from sales	-	28
Gains (losses) from fair value adjustments	(232)	62
Equity securities, fair value:
Gains (losses) from sales	(7,950)	(65)
Gains (losses) from fair value adjustments	(18,325)	20,946
Other invested assets, fair value:
Gains (losses) from fair value adjustments	-	35,964
Total net realized capital gains (losses)	$(66,377)	$21,296

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the tables below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Proceeds from sales of fixed maturity securities	$188,046	$114,082
Gross gains from sales	1,464	2,542
Gross losses from sales	(18,319)	(14,032)

Proceeds from sales of equity securities	$86,149	$133,960
Gross gains from sales	1,782	5,142
Gross losses from sales	(9,732)	(5,207)

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.   No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Due to the unavailability of prices for six private placement securities, the Company valued the six securities at $16,302 thousand at March 31, 2016. Due to the unavailability of prices for two private placement securities, the Company valued the two securities at $3,593 thousand at December 31, 2015.

The Company internally manages a small public equity portfolio which had a fair value at March 31, 2016 and December 31, 2015 of $123,172 thousand and $131,219 thousand, respectively, and all prices were obtained from publically published sources.

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

The fixed maturities with fair values categorized as level 3 result when prices are not available from the nationally recognized pricing services.  The asset managers will then obtain non-binding price quotes for the securities from brokers. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes.  The prices received from brokers are reviewed for reasonableness by the third party asset managers and the Company.  If the broker quotes are for foreign denominated securities, the quotes are converted to U.S. dollars using currency exchange rates from nationally recognized sources. In limited circumstances when broker prices are not available for private placements, the Company will value the securities using comparable market information.

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

Other invested assets, at fair value, was categorized as Level 3 at March 31, 2016 and December 31, 2015, since it represented a privately placed convertible preferred stock issued by an affiliate.  The stock was received in exchange for shares of the Company's parent, which were valued on a public securities exchange on December 21, 2015.  The fair value of the stock at March 31, 2016 and December 31, 2015 represents this exchange value.

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$370,046	$-	$370,046	$-
Obligations of U.S. States and political subdivisions	702,076	-	702,076	-
Corporate securities	2,003,020	-	1,987,314	15,706
Asset-backed securities	168,235	-	168,235	-
Mortgage-backed securities
Commercial	63,428	-	63,428	-
Agency residential	784,713	-	784,713	-
Non-agency residential	132	-	132	-
Foreign government securities	491,461	-	491,461	-
Foreign corporate securities	996,800	-	996,204	596
Total fixed maturities, market value	5,579,911	-	5,563,609	16,302

Fixed maturities, fair value	1,870	-	1,870	-
Equity securities, market value	-	-	-	-
Equity securities, fair value	1,194,972	1,134,914	60,058	-
Other invested assets, fair value	1,773,214	-	-	1,773,214

There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2016.

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

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Corporate	Foreign		Corporate		Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	CMBS	Corporate	Total
Beginning balance	$3,933	$1,593	$5,526	$-	$8,597	$7,166	$15,763
Total gains or (losses) (realized/unrealized)
Included in earnings	8	(997)	(989)	2	-	57	59
Included in other comprehensive income (loss)	(6)	-	(6)	1	-	(1,098)	(1,097)
Purchases, issuances and settlements	11,771	-	11,771	1,940	-	-	1,940
Transfers in and/or (out) of Level 3	-	-	-	710	(8,597)	-	(7,887)
Ending balance	$15,706	$596	$16,302	$2,653	$-	$6,125	$8,778

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$(997)	$(997)	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers from level 3, fair value measurements using significant unobservable inputs, of $7,887 thousand of investments for the three months ended March 31, 2015, primarily relate to securities that were priced using single non-binding broker quotes as of December 31, 2014.  The securities were subsequently priced using a recognized pricing service as of March 31, 2015, and were classified as level 2 as of that date.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by other invested assets, for the periods indicated:

	Three months ended
	March 31,
(Dollars in thousands)	2016	2015
Other invested assets, fair value:
Beginning balance	$1,773,214	$-
Total gains or (losses) (realized/unrealized)
Included in earnings	-	-
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Ending balance	$1,773,214	$-

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$-	$-

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At March 31,	At December 31,
(Dollars in thousands)	2016	2015
The Prudential	$141,945	$142,427
Unaffiliated life insurance company	31,907	33,062

6.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$29,956	$(10,484)	$19,472	$15,572	$(5,950)	$9,622
URA(D) on securities - OTTI	197	(69)	128	9,735	(3,407)	6,328
Reclassification of net realized losses (gains) included in net income (loss)	39,870	(13,955)	25,915	35,639	(11,974)	23,665
Foreign currency translation adjustments	22,977	(8,045)	14,932	(51,243)	17,935	(33,308)
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of amortization of net gain (loss) included in net income (loss)	2,062	(722)	1,340	2,467	(863)	1,604
Total other comprehensive income (loss)	$95,062	$(33,275)	$61,787	$12,170	$(4,259)	$7,911

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended
	March 31,		Affected line item within the statements of
AOCI component	2016	2015	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$39,870	$35,639	Other net realized capital gains (losses)
	(13,955)	(11,974)	Income tax expense (benefit)
	$25,915	$23,665	Net income (loss)

Benefit plan net gain (loss)	$2,062	$2,467	Other underwriting expenses
	(722)	(863)	Income tax expense (benefit)
	$1,340	$1,604	Net income (loss)

(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended	Twelve Months Ended
	March 31,	December 31,
(Dollars in thousands)	2016	2015

Beginning balance of URA (D) on securities	$13,654	$37,628
Current period change in URA (D) of investments - temporary	45,387	(30,257)
Current period change in URA (D) of investments - non-credit OTTI	128	6,283
Ending balance of URA (D) on securities	59,169	13,654

Beginning balance of foreign currency translation adjustments	(12,701)	41,877
Current period change in foreign currency translation adjustments	14,932	(54,578)
Ending balance of foreign currency translation adjustments	2,231	(12,701)

Beginning balance of benefit plan net gain (loss)	(63,089)	(74,986)
Current period change in benefit plan net gain (loss)	1,340	11,897
Ending balance of benefit plan net gain (loss)	(61,749)	(63,089)

Ending balance of accumulated other comprehensive income (loss)	$(349)	$(62,136)

7.  REINSURANCE AND TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re's investments as collateral, as security for assumed losses payable to a non-affiliated ceding company.  At March 31, 2016, the total amount on deposit in the trust account was $288,380 thousand.

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

8.  SENIOR NOTES

The table below displays Holdings' outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				March 31, 2016		December 31, 2015
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior notes	06/05/2014	06/01/2044	400,000	$400,000	$393,520	$400,000	$381,204

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044. Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Interest expense incurred	$4,868	$4,868

9.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings' outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		March 31, 2016		December 31, 2015
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,369	$203,789	$238,368	$208,978

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Interest expense incurred	$3,937	$3,937

10.  SEGMENT REPORTING

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended
U.S. Reinsurance	March 31,
(Dollars in thousands)	2016	2015
Gross written premiums	$536,706	$562,647
Net written premiums	223,428	240,694

Premiums earned	$235,243	$255,412
Incurred losses and LAE	116,170	111,455
Commission and brokerage	49,731	58,364
Other underwriting expenses	13,458	11,529
Underwriting gain (loss)	$55,884	$74,064

	Three Months Ended
International	March 31,
(Dollars in thousands)	2016	2015
Gross written premiums	$238,478	$333,615
Net written premiums	87,716	121,681

Premiums earned	$113,173	$140,699
Incurred losses and LAE	73,415	101,445
Commission and brokerage	26,110	33,999
Other underwriting expenses	7,823	8,115
Underwriting gain (loss)	$5,825	$(2,860)

	Three Months Ended
Insurance	March 31,
(Dollars in thousands)	2016	2015
Gross written premiums	$354,720	$330,501
Net written premiums	152,926	146,052

Premiums earned	$133,509	$124,951
Incurred losses and LAE	106,477	95,980
Commission and brokerage	(7,019)	4,168
Other underwriting expenses	37,946	28,899
Underwriting gain (loss)	$(3,895)	$(4,096)

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Underwriting gain (loss)	$57,814	$67,108
Net investment income	58,445	72,581
Net realized capital gains (losses)	(66,377)	21,296
Corporate expense	(2,336)	(1,609)
Interest, fee and bond issue cost amortization expense	(8,859)	(8,859)
Other income (expense)	13,102	15,833
Income (loss) before taxes	$51,789	$166,350

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Canada gross written premiums	$23,586	$23,512

No other country represented more than 5% of the Company's revenues.

11.  RELATED-PARTY TRANSACTIONS

Parent

Group entered into a $250,000 thousand long term promissory note agreement with Holdings as of December 31, 2014.  The note will mature on December 31, 2023 and has an interest rate of 1.72% that will be paid annually, on December 15th of each year. This transaction is presented as a Note Receivable – Affiliated in the Consolidated Balance Sheets of Holdings.  Interest income in the amount of $1,075 thousand was recorded by Holdings for the three months ended March 31, 2016, and March 31, 2015, respectively.

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

Holdings reported both its Parent Shares and preferred shares in Preferred Holdings, as other invested assets, fair value, in the consolidated balance sheets with changes in fair value re-measurement recorded in net realized capital gains (losses) in the consolidated statements of operations and comprehensive income (loss).  The following table presents the dividends received on the preferred shares of preferred Holdings and on the Parent shares that are reported as net investment income in the consolidated statements of operations and comprehensive income (loss) for the period indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Dividends received on Parent shares	$-	$9,234
Dividends received on preferred stock of affiliate	7,758	-

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

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Expenses incurred	$21,170	$18,363

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada and Lloyd's syndicate 2786 for the periods indicated:

	Three Months Ended
Bermuda Re	March 31,
(Dollars in thousands)	2016	2015
Ceded written premiums	$516,683	$539,033
Ceded earned premiums	538,953	554,051
Ceded losses and LAE (a)	290,476	295,131

	Three Months Ended
Everest International	March 31,
(Dollars in thousands)	2016	2015
Ceded written premiums	$(31)	$(2)
Ceded earned premiums	(24)	41
Ceded losses and LAE	142	(822)

	Three Months Ended
Everest Canada	March 31,
(Dollars in thousands)	2016	2015
Assumed written premiums	$10,199	$6,664
Assumed earned premiums	10,454	8,699
Assumed losses and LAE	6,987	4,729

	Three Months Ended
Lloyd's Syndicate 2786	March 31,
(Dollars in thousands)	2016	2015
Assumed written premiums	$696	$-
Assumed earned premiums	88	-
Assumed losses and LAE	-	-

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

The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re segregated accounts and assumed by the Company from Mt. Logan Re segregated accounts.

	Three Months Ended
Mt. Logan Re Segregated Accounts	March 31,
(Dollars in thousands)	2016	2015
Ceded written premiums	$40,931	$61,670
Ceded earned premiums	34,872	38,683
Ceded losses and LAE	9,098	8,314

Assumed written premiums	3,560	3,984
Assumed earned premiums	3,560	3,984
Assumed losses and LAE	-	-

12.      RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Service cost	$2,897	$2,940
Interest cost	2,361	2,457
Expected return on plan assets	(2,484)	(2,903)
Amortization of prior service cost	-	5
Amortization of net (income) loss	2,014	2,251
Net periodic benefit cost	$4,788	$4,750

Other Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Service cost	$438	$401
Interest cost	296	263
Amortization of net (income) loss	48	211
Net periodic benefit cost	$782	$875

The Company did not make any contributions to the qualified pension benefit plan for the three months ended March 31, 2016 and 2015.

13.      INCOME TAXES

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

14.  SUBSEQUENT EVENTS

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events. Although there have been flooding and wind storm events and earthquakes in parts of the world, the overall 2013, 2014 and 2015 catastrophe losses for the industry were considerably lower than average.  This lower level of losses, combined with increased competition has resulted in downward pressure on insurance and reinsurance rates in certain geographical areas.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder's equity for the periods indicated:
	Three Months Ended		Percentage
	March 31,		Increase/
(Dollars in millions)	2016	2015	(Decrease)
Gross written premiums	$1,129.9	$1,226.8	-7.9%
Net written premiums	464.1	508.4	-8.7%

REVENUES:
Premiums earned	$481.9	$521.1	-7.5%
Net investment income	58.4	72.6	-19.5%
Net realized capital gains (losses)	(66.4)	21.3	NM
Other income (expense)	13.1	15.8	-17.2%
Total revenues	487.1	630.8	-22.8%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	296.1	308.9	-4.1%
Commission, brokerage, taxes and fees	68.8	96.5	-28.7%
Other underwriting expenses	59.2	48.5	22.0%
Corporate expense	2.3	1.6	45.2%
Interest, fee and bond issue cost amortization expense	8.9	8.9	0.0%
Total claims and expenses	435.3	464.4	-6.3%

INCOME (LOSS) BEFORE TAXES	51.8	166.4	-68.9%
Income tax expense (benefit)	12.9	50.4	-74.5%
NET INCOME (LOSS)	$38.9	$115.9	-66.4%

RATIOS:			Point Change
Loss ratio	61.4%	59.3%	2.1
Commission and brokerage ratio	14.3%	18.5%	(4.2)
Other underwriting expense ratio	12.3%	9.3%	3.0
Combined ratio	88.0%	87.1%	0.9

	At	At	Percentage
	March 31,	December 31,	Increase/
(Dollars in millions)	2016	2015	(Decrease)
Balance sheet data:
Total investments and cash	$9,622.7	$9,516.3	1.1%
Total assets	16,793.9	16,700.6	0.6%
Loss and loss adjustment expense reserves	7,992.3	7,940.7	0.6%
Total debt	638.4	638.4	0.0%
Total liabilities	11,757.2	11,769.4	-0.1%
Stockholder's equity	5,036.7	4,931.2	2.1%

(Some amounts may not reconcile due to rounding)
(NM - Not meaningful)

Revenues.
Premiums.  Gross written premiums decreased by 7.9% to $1,129.9 million for the three months ended March 31, 2016, compared to $1,226.8 million for the three months ended March 31, 2015, reflecting a $121.1 million, or 13.5%, decrease in our reinsurance business, partially offset by a $24.2 million, or 7.3%, increase in our insurance business.  The decline in reinsurance premiums was due mainly to decreases in treaty casualty business, reductions in quota share agreements and a negative impact of approximately $15.2 million from the year over year movement in foreign exchange rates.  The rise in insurance premiums was primarily due to increases in accident and health business and other lines of business, as we have focused on expanding the insurance operations.

Net written premiums decreased by 8.7% to $464.1 million for the three months ended March 31, 2016 compared to $508.4 million for the three months ended March 31, 2015, which is consistent with the change in gross written premiums. Premiums earned decreased by 7.5% to $481.9 million for the three months ended March 31, 2016, compared to $521.1 million for the three months ended March 31, 2015.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income decreased by 19.5% to $58.4 million for the three months ended March 31, 2016, compared with net investment income of $72.6 million for the three months ended March 31, 2015. Net pre-tax investment income, as a percentage of average invested assets, was 2.5% for the three months ended March 31, 2016 compared to 3.5% for the three months ended March 31, 2015. The decline in income and yield was primarily the result of a decrease in our limited partnership income and lower reinvestment rates for the fixed income portfolios.

Net Realized Capital Gains (Losses). Net realized capital losses were $66.4 million and net realized capital gains were $21.3 million for the three months ended March 31, 2016 and 2015, respectively. The $66.4 million was comprised of $24.8 million of net losses from sales on our fixed maturity and equity securities, $23.0 million of other-than-temporary impairments and $18.6 million of losses from fair value re-measurements on fixed maturity and equity securities.  The net realized capital gains of $21.3 million for the three months ended March 31, 2015 were comprised of $57.0 million of gains from fair value re-measurements on fixed maturity securities, equity securities and other invested assets, partially offset by $24.1 million of other-than-temporary impairments and $11.6 million of losses from sales on our fixed maturities and equity securities.

Other Income (Expense).  We recorded other income of $13.1 and $15.8 million for the three months ended March 31, 2016 and 2015, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses ("LAE") for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$293.4	60.8%		$(2.0)	-0.4%		$291.4	60.4%
Catastrophes	5.2	1.1%		(0.5)	-0.1%		4.7	1.0%
Total segment	$298.6	61.9%		$(2.5)	-0.5%		$296.1	61.4%

2015
Attritional	$312.8	60.1%		$(1.7)	-0.4%		$311.1	59.7%
Catastrophes	-	0.0%		(2.2)	-0.4%		(2.2)	-0.4%
Total segment	$312.8	60.1%		$(3.9)	-0.8%		$308.9	59.3%

Variance 2016/2015
Attritional	$(19.4)	0.7	pts	$(0.3)	-	pts	$(19.7)	0.7	pts
Catastrophes	5.2	1.1	pts	1.7	0.3	pts	6.9	1.4	pts
Total segment	$(14.2)	1.8	pts	$1.4	0.3	pts	$(12.8)	2.1	pts
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 4.1% to $296.1 million for the three months ended March 31, 2016 compared to $308.9 million for the three months ended March 31, 2015, primarily due to a decrease in current years attritional losses of $19.4 million, resulting primarily from the impact of the decline in premiums earned, partially offset by $5.2 million in current year catastrophe losses. The current year catastrophe losses of $5.2 million for the three months ended March 31, 2016 primarily related to the 2016 Taiwan earthquake ($5.2 million). There were no current year catastrophe losses for the three months ended March 31, 2015.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees decreased by 28.7% to $68.8 million for the three months ended March 31, 2016 compared to $96.5 million for the three months ended March 31, 2015.  The decline was primarily due to the impact of the decline in premiums earned, changes in the mix of business and the impact of affiliated quota share agreements.

Other Underwriting Expenses.  Other underwriting expenses increased 22.0% to $59.2 million for the three months ended March 31, 2016, compared to $48.5 million for the three months ended March 31, 2015. The increase was due to the costs incurred related to the expansion of the insurance business.

Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $2.3 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively. The increase in corporate expense was mainly due to increased compensation and benefit expense.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $8.9 million for the three months ended March 31, 2016 and 2015.

Income Tax Expense (Benefit).  Income tax expenses were $12.9 million and $50.4 million for the three months ended March 31, 2016 and 2015, respectively.  Income tax expense is primarily a function of the geographic location of the Company's pre-tax income and the statutory tax rates in those jurisdictions, as affected by tax-exempt investment income and as calculated under the annualized effective tax rate ("AETR") method. Variations in the income tax expense generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates. The decrease in income tax expense for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to the realized capital losses and lower net investment income.

Net Income (Loss).
Our net income was $38.9 million and $115.9 million for the three months ended March 31, 2016 and 2015, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio increased by 0.9 points to 88.0% for the three months ended March 31, 2016 compared to 87.1% for the three months ended March 31, 2015.  The loss ratio component increased 2.1 points for the three months ended March 31, 2016 over the same period last year, primarily due to the increase in current years catastrophe losses.  The commission and brokerage ratio components decreased 4.2 points for the three months ended March 31, 2016 over the same period last year primarily due to changes in the mix of business and the impact of the affiliated quota share agreements.  The other underwriting expense ratio components increased 3.0 points for the three months ended March 31, 2016 over the same period last year due to the additional expenses related to the increased focus on the expansion of the insurance business.

Stockholder's Equity.
Stockholders' equity increased by $105.5 million to $5,036.7 million at March 31, 2016 from $4,931.2 million at December 31, 2015, principally as a result of $45.5 million of net unrealized appreciation on investments, net of tax, $38.9 million of net income, $14.9 million of net foreign currency translation adjustments, $4.8 million of share-based compensation transactions and $1.3 million of net benefit plan obligation adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income decreased by 19.5% to $58.4 million for the three months ended March 31, 2016 compared to $72.6 million for the three months ended March 31, 2015.  These decreases were primarily due to a decrease from our limited partnership investments and a decrease in income on the fixed income portfolio, reflective of lower reinvestment rates.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in millions)	2016	2015
Fixed maturities	$45.3	$48.0
Equity securities	9.1	8.7
Short-term investments and cash	0.3	0.2
Other invested assets
Limited partnerships	(2.5)	7.4
Dividends from Parent's shares	-	9.2
Dividends from preferred shares of affiliate	7.8	-
Other	(0.9)	0.6
Gross investment income before adjustments	59.1	74.1
Funds held interest income (expense)	2.7	2.5
Interest income from Parent	1.1	1.1
Gross investment income	62.8	77.7
Investment expenses	(4.4)	(5.1)
Net investment income	$58.4	$72.6

(Some amounts may not reconcile due to rounding.)

The following table shows a comparison of various investment yields for the periods indicated:

	At	At
	March 31,	December 31,
	2016	2015
Imbedded pre-tax yield of cash and invested assets at December 31	2.8%	2.9%
Imbedded after-tax yield of cash and invested assets at December 31	2.0%	2.1%

	Three Months Ended
	March 31,
	2016	2015
Annualized pre-tax yield on average cash and invested assets	2.5%	3.5%
Annualized after-tax yield on average cash and invested assets	1.8%	2.5%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2016	2015	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$1.5	$2.5	$(1.0)
Losses	(18.3)	(14.0)	(4.3)
Total	(16.9)	(11.5)	(5.3)

Equity securities, fair value
Gains	1.8	5.1	(3.3)
Losses	(9.7)	(5.2)	(4.5)
Total	(8.0)	(0.1)	(7.8)

Total net realized gains (losses) from sales
Gains	3.3	7.7	(4.4)
Losses	(28.1)	(19.2)	(8.9)
Total	(24.8)	(11.6)	(13.3)

Other than temporary impairments:	(23.0)	(24.1)	1.1

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	(0.2)	0.1	(0.3)
Equity securities, fair value	(18.3)	20.9	(39.2)
Other invested assets, fair value	-	36.0	(36.0)
Total	(18.6)	57.0	(75.6)

Total net realized gains (losses)	$(66.4)	$21.3	$(87.7)

(Some amounts may not reconcile due to rounding)

Net realized capital losses were $66.4 million and net realized capital gains were $21.3 million for the three months ended March 31, 2016, and 2015, respectively. For the three months ended March 31, 2016, we recorded $24.8 million of net realized capital losses from sales of fixed maturity and equity securities,  $23.0 million of other-than-temporary impairments and $18.6 million of net realized capital losses due to fair value re-measurements on fixed maturities and equity securities.  The fixed maturity and equity sales for the three months ended March 31, 2016 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.  For the three months ended March 31, 2015, we recorded $57.0 million of net realized capital gains due to fair value re-measurements on fixed maturity securities, equity securities and other invested assets, partially offset by $24.1 million of other-than-temporary impairments and $11.6 million of net realized capital losses from sales of fixed maturity and equity securities. The fixed maturity and equity sales for the three months ended March 31, 2015 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2016	2015	Variance	% Change
Gross written premiums	$536.7	$562.6	$(25.9)	-4.6%
Net written premiums	223.4	240.7	(17.3)	-7.2%

Premiums earned	$235.2	$255.4	$(20.2)	-7.9%
Incurred losses and LAE	116.2	111.5	4.7	4.2%
Commission and brokerage	49.7	58.4	(8.7)	-14.8%
Other underwriting expenses	13.5	11.5	2.0	16.7%
Underwriting gain (loss)	$55.9	$74.1	$(18.1)	-24.5%

				Point Chg
Loss ratio	49.4%	43.6%		5.8
Commission and brokerage ratio	21.1%	22.9%		(1.8)
Other underwriting ratio	5.7%	4.5%		1.2
Combined ratio	76.2%	71.0%		5.2

Premiums.  Gross written premiums decreased by 4.6% to $536.7 million for the three months ended March 31, 2016 from $562.6 million for the three months ended March 31, 2015, primarily due to a decline in treaty casualty business. Net written premiums decreased by 7.2% to $223.4 million for the three months ended March 31, 2016 compared to $240.7 million for the three months ended March 31, 2015.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to a varying utilization of reinsurance primarily related to affiliated quota share contracts.  Premiums earned decreased 7.9% to $235.2 million for the three months ended March 31, 2016 compared to $255.4 million for the three months ended March 31, 2015.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$118.4	50.4%		$(2.3)	-1.0%		$116.1	49.4%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$118.4	50.4%		$(2.3)	-1.0%		$116.2	49.4%

2015
Attritional	$117.5	46.0%		$(3.6)	-1.5%		$113.9	44.5%
Catastrophes	-	0.0%		(2.4)	-0.9%		(2.4)	-0.9%
Total segment	$117.5	46.0%		$(6.0)	-2.5%		$111.5	43.6%

Variance 2016/2015
Attritional	$0.9	4.4	pts	$1.3	0.5	pts	$2.2	4.9	pts
Catastrophes	-	-	pts	2.4	0.9	pts	2.4	0.9	pts
Total segment	$0.9	4.4	pts	$3.7	1.5	pts	$4.7	5.8	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 4.2% to $116.2 million for the three months ended March 31, 2016 compared to $111.5 million for the three months ended March 31, 2015, primarily due to $6.0 million of favorable development on prior year losses in 2015 which did not recur to the same level in 2016. There were no current year catastrophe losses for the three months ended March 31, 2016 and 2015.

Segment Expenses.  Commission and brokerage decreased by 14.8% to $49.7 million for the three months ended March 31, 2016 compared to $58.4 million for the three months ended March 31, 2015. This decline was primarily due to the impact of the decrease in premiums earned and the impact of affiliated quota share contracts. Segment other underwriting expenses increased to $13.5 million for the three months ended March 31, 2016 from $11.5 million for the three months ended March 31, 2015.  The increase was primarily due to the impact of changes in the mix of business and higher compensation and benefit plan costs.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2016	2015	Variance	% Change
Gross written premiums	$238.5	$333.6	$(95.1)	-28.5%
Net written premiums	87.7	121.7	(34.0)	-27.9%

Premiums earned	$113.2	$140.7	$(27.5)	-19.6%
Incurred losses and LAE	73.4	101.4	(28.0)	-27.6%
Commission and brokerage	26.1	34.0	(7.9)	-23.2%
Other underwriting expenses	7.8	8.1	(0.3)	-3.6%
Underwriting gain (loss)	$5.8	$(2.9)	$8.7	NM

				Point Chg
Loss ratio	64.9%	72.1%		(7.2)
Commission and brokerage ratio	23.1%	24.2%		(1.1)
Other underwriting ratio	6.9%	5.7%		1.2
Combined ratio	94.9%	102.0%		(7.1)

(NM, not meaningful)

Premiums.  Gross written premiums decreased by 28.5% to $238.5 million for the three months ended March 31, 2016 compared to $333.6 million for the three months ended March 31, 2015, primarily due to the decline in Latin American and Asian business, reductions in premiums related to quota share agreements and the negative impact of approximately $14.8 million from the movement of foreign exchange rates.  Net written premiums decreased by 27.9% to $87.7 million for the three months ended March 31, 2016 compared to $121.7 million for the three months ended March 31, 2015, which is consistent with the change in gross written premiums. Premiums earned decreased 19.6% to $113.2 million for the three months ended March 31, 2016 compared to $140.7 million for the three months ended March 31, 2015.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$71.4	63.1%		$(2.8)	-2.5%		$68.6	60.6%
Catastrophes	5.2	4.6%		(0.4)	-0.3%		4.8	4.3%
Total segment	$76.6	67.7%		$(3.2)	-2.8%		$73.4	64.9%

2015
Attritional	$99.7	70.9%		$1.6	1.1%		$101.3	72.0%
Catastrophes	-	0.0%		0.2	0.1%		0.2	0.1%
Total segment	$99.7	70.9%		$1.7	1.2%		$101.4	72.1%

Variance 2016/2015
Attritional	$(28.3)	(7.8)	pts	$(4.4)	(3.6)	pts	$(32.7)	(11.4)	pts
Catastrophes	5.2	4.6	pts	(0.6)	(0.4)	pts	4.6	4.2	pts
Total segment	$(23.1)	(3.2)	pts	$(4.9)	(4.0)	pts	$(28.0)	(7.2)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 27.6% to $73.4 million for the three months ended March 31, 2016 compared to $101.4 million for the three months ended March 31, 2015, primarily due to the decrease in current year attritional losses of $28.3 million reflecting a decline in premiums earned, partially offset by an increase in current year catastrophe losses of $5.2 million. The $5.2 million of current year catastrophe losses for the three months ended March 31, 2016 were primarily due to the 2016 Taiwan earthquake ($5.2 million). There were no current year catastrophe losses for the three months ended March 31, 2015.

Segment Expenses.  Commission and brokerage decreased 23.2% to $26.1 million for the three months ended March 31, 2016 compared to $34.0 million for the three months ended March 31, 2015.  The decrease was primarily due to the impact of the decrease in premiums earned and the impact of affiliated quota share agreements.  Segment other underwriting expenses decreased slightly to $7.8 million for the three months ended March 31, 2016 compared to $8.1 million for the three months ended March 31, 2015.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2016	2015	Variance	% Change
Gross written premiums	$354.7	$330.5	$24.2	7.3%
Net written premiums	152.9	146.1	6.9	4.7%

Premiums earned	$133.5	$125.0	$8.6	6.9%
Incurred losses and LAE	106.5	96.0	10.5	10.9%
Commission and brokerage	(7.0)	4.2	(11.2)	NM
Other underwriting expenses	37.9	28.9	9.0	31.1%
Underwriting gain (loss)	$(3.9)	$(4.1)	$0.2	-4.9%

				Point Chg
Loss ratio	79.8%	76.8%		3.0
Commission and brokerage ratio	-5.3%	3.3%		(8.6)
Other underwriting ratio	28.4%	23.2%		5.2
Combined ratio	102.9%	103.3%		(0.4)

(NM, not meaningful)

Premiums.  Gross written premiums increased by 7.3% to $354.7 million for the three months ended March 31, 2016 compared to $330.5 million for the three months ended March 31, 2015.  This increase was primarily driven by an increase in accident and health business, premium from the startup of the Lloyd's syndicate and additional expansion of other insurance lines of business. Net written premiums increased by 4.7% to $152.9 million for the three months ended March 31, 2016 compared to $146.1 million for the three months ended March 31, 2015. The difference between the change in gross written premiums and the change in new written premiums is primarily due to a varying utilization of reinsurance. Premiums earned increased 6.9% to $133.5 million for the three months ended March 31, 2016 compared to $125.0 million for the three months ended March 31, 2015. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$103.6	77.6%		$3.0	2.3%		$106.7	79.9%
Catastrophes	-	0.0%		(0.2)	-0.1%		(0.2)	-0.1%
Total segment	$103.6	77.6%		$2.8	2.2%		$106.5	79.8%

2015
Attritional	$95.6	76.5%		$0.4	0.3%		$96.0	76.8%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$95.6	76.5%		$0.4	0.3%		$96.0	76.8%

Variance 2016/2015
Attritional	$8.0	1.1	pts	$2.6	2.0	pts	$10.7	3.1	pts
Catastrophes	-	-	pts	(0.2)	(0.1)	pts	(0.2)	(0.1)	pts
Total segment	$8.0	1.1	pts	$2.4	1.9	pts	$10.5	3.0	pts
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 10.9% to $106.5 million for the three months ended March 31, 2016 compared to $96.0 million for the three months ended March 31, 2015, primarily due to an increase of $8.0 million in current year attritional losses related to the impact of the increase in premiums earned and an increase of $2.6 million of favorable development on prior years attritional losses related primarily to crop hail business. There were no current year catastrophe losses for the three months ended March 31, 2016 and 2015.

Segment Expenses.  Commission and brokerage decreased to $(7.0) million for the three months ended March 31, 2016 compared to $4.2 million for the three months ended March 31, 2015. The decrease was primarily driven by changes in the mix of business and impacts from affiliated quota share agreements.  Segment other underwriting expenses increased to $37.9 million for the three months ended March 31, 2016 compared to $28.9 million for the three months ended March 31, 2015.  The increase resulted from the impact of the increase in premiums earned and increased expenses due to the build out of the insurance platform.

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

Interest Rate Risk.  Our $9.6 billion investment portfolio, at March 31, 2016, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $848.3 million of mortgage-backed securities in the $5,581.8 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $329.2 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates for mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At March 31, 2016
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$6,210.8	$6,062.0	$5,911.0	$5,747.7	$5,578.5
Market/Fair Value Change from Base (%)	5.1%	2.6%	0.0%	-2.8%	-5.6%
Change in Unrealized Appreciation
After-tax from Base ($)	$194.9	$98.2	$-	$(106.1)	$(216.1)

We had $7,992.3 million and $7,940.7 million of gross reserves for losses and LAE as of March 31, 2016 and December 31, 2015, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At March 31, 2016
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$956.0	$1,075.5	$1,195.0	$1,314.5	$1,434.0
After-tax Change in Fair/Market Value	(155.3)	(77.7)	-	77.7	155.3

Foreign Exchange Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S. ("foreign") operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Singapore and Canadian Dollars.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of March 31, 2016, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2015.

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

Dated:  May 16, 2016