Form 10-Q
period 2016-06-30
EVEREST REINSURANCE HOLDINGS INC
filed 2016-08-15
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2016	Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
Delaware	22-3263609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer		Accelerated filer
Non-accelerated filer	X	Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At August 1, 2016
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2016 (unaudited) and
	December 31, 2015	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three and six months ended June 30, 2016 and 2015 (unaudited)	2

	Consolidated Statements of Changes in Stockholder's Equity for the three and six
	months ended June 30, 2016 and 2015 (unaudited)	3

	Consolidated Statements of Cash Flows for the six months ended
	June 30, 2016 and 2015 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operation	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

PART II

OTHER INFORMATION

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except par value per share)	2016	2015
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$5,768,749	$5,356,477
(amortized cost: 2016, $5,617,412; 2015, $5,335,472)
Fixed maturities - available for sale, at fair value	-	2,102
Equity securities - available for sale, at fair value	976,879	1,215,377
Short-term investments	387,705	563,536
Other invested assets (cost: 2016, $604,512; 2015, $450,154)	604,512	450,154
Other invested assets, at fair value	1,772,458	1,773,214
Cash	229,927	155,429
Total investments and cash	9,740,230	9,516,289
Note receivable - affiliated	250,000	250,000
Accrued investment income	42,454	41,727
Premiums receivable	1,119,371	1,129,656
Reinsurance receivables - unaffiliated	814,866	716,982
Reinsurance receivables - affiliated	3,676,433	3,742,105
Funds held by reinsureds	185,170	176,712
Deferred acquisition costs	72,696	92,651
Prepaid reinsurance premiums	750,713	772,686
Other assets	272,767	256,395
TOTAL ASSETS	$16,924,700	$16,695,203

LIABILITIES:
Reserve for losses and loss adjustment expenses	$8,247,764	$7,940,720
Unearned premium reserve	1,264,499	1,349,799
Funds held under reinsurance treaties	106,611	101,531
Losses in the course of payment	128,048	125,592
Commission reserves	61,254	51,873
Other net payable to reinsurers	860,872	1,225,260
4.868% Senior notes due 6/1/2044	396,654	396,594
6.6% Long term notes due 5/1/2067	236,413	236,364
Accrued interest on debt and borrowings	3,537	3,537
Income taxes	138,621	68,024
Unsettled securities payable	59,891	15,040
Other liabilities	256,483	249,658
Total liabilities	11,760,647	11,763,992

Commitments and Contingencies (Note 5)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2016 and 2015)	-	-
Additional paid-in capital	382,537	374,789
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $29,988 at 2016 and ($33,458) at 2015	55,682	(62,136)
Retained earnings	4,725,834	4,618,558
Total stockholder's equity	5,164,053	4,931,211
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$16,924,700	$16,695,203

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$488,855	$521,424	$970,780	$1,042,486
Net investment income	73,872	70,925	132,317	143,506
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(1,391)	(8,810)	(24,406)	(32,931)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	30,556	60,035	(12,806)	105,452
Total net realized capital gains (losses)	29,165	51,225	(37,212)	72,521
Other income (expense)	(10,700)	12,289	2,402	28,122
Total revenues	581,192	655,863	1,068,287	1,286,635

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	338,536	322,879	634,598	631,759
Commission, brokerage, taxes and fees	72,126	72,953	140,948	169,484
Other underwriting expenses	58,330	51,573	117,557	100,116
Corporate expenses	2,010	1,785	4,346	3,394
Interest, fee and bond issue cost amortization expense	8,858	8,858	17,717	17,717
Total claims and expenses	479,860	458,048	915,166	922,470

INCOME (LOSS) BEFORE TAXES	101,332	197,815	153,121	364,165
Income tax expense (benefit)	32,982	64,049	45,845	114,455

NET INCOME (LOSS)	$68,350	$133,766	$107,276	$249,710

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	39,264	(35,938)	58,864	(19,988)
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	(63)	13,661	25,852	37,326
Total URA(D) on securities arising during the period	39,201	(22,277)	84,716	17,338

Foreign currency translation adjustments	15,489	16,145	30,421	(17,163)

Benefit plan actuarial net gain (loss) for the period	-	-	-	-
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	1,341	1,609	2,681	3,213
Total benefit plan net gain (loss) for the period	1,341	1,609	2,681	3,213
Total other comprehensive income (loss), net of tax	56,031	(4,523)	117,818	3,388

COMPREHENSIVE INCOME (LOSS)	$124,381	$129,243	$225,094	$253,098

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER'S EQUITY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share amounts)	2016	2015	2016	2015
	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$379,582	$366,258	$374,789	$362,293
Share-based compensation plans	2,955	3,026	7,748	6,991
Balance, end of period	382,537	369,284	382,537	369,284

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(349)	12,430	(62,136)	4,519
Net increase (decrease) during the period	56,031	(4,523)	117,818	3,388
Balance, end of period	55,682	7,907	55,682	7,907

RETAINED EARNINGS:
Balance, beginning of period	4,657,484	4,321,849	4,618,558	4,205,905
Net income (loss)	68,350	133,766	107,276	249,710
Balance, end of period	4,725,834	4,455,615	4,725,834	4,455,615

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$5,164,053	$4,832,806	$5,164,053	$4,832,806

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(Dollars in thousands)	2016	2015
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$107,276	$249,710
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	13,635	(19,661)
Decrease (increase) in funds held by reinsureds, net	(3,111)	(1,191)
Decrease (increase) in reinsurance receivables	(9,694)	(167,876)
Decrease (increase) in income taxes	8,190	34,836
Decrease (increase) in prepaid reinsurance premiums	24,418	38,141
Increase (decrease) in reserve for losses and loss adjustment expenses	257,415	75,995
Increase (decrease) in unearned premiums	(89,903)	(99,896)
Increase (decrease) in other net payable to reinsurers	(370,242)	(144,661)
Increase (decrease) in losses in course of payment	1,813	76,607
Change in equity adjustments in limited partnerships	(11,352)	(13,872)
Distribution of limited partnership income	22,822	14,597
Change in other assets and liabilities, net	14,216	2,437
Non-cash compensation expense	5,433	3,955
Amortization of bond premium (accrual of bond discount)	8,972	9,352
Amortization of underwriting discount on senior notes	2	2
Net realized capital (gains) losses	37,212	(72,521)
Net cash provided by (used in) operating activities	17,102	(14,046)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	368,179	493,648
Proceeds from fixed maturities sold - available for sale, at market value	296,888	288,211
Proceeds from fixed maturities sold - available for sale, at fair value	1,587	1,613
Proceeds from equity securities sold - available for sale, at market value	-	16
Proceeds from equity securities sold - available for sale, at fair value	421,980	303,477
Distributions from other invested assets	696,889	19,999
Cost of fixed maturities acquired - available for sale, at market value	(923,755)	(850,526)
Cost of fixed maturities acquired - available for sale, at fair value	-	(234)
Cost of equity securities acquired - available for sale, at fair value	(180,406)	(306,602)
Cost of other invested assets acquired	(862,717)	(33,996)
Net change in short-term investments	178,128	30,157
Net change in unsettled securities transactions	36,119	3,008
Net cash provided by (used in) investing activities	32,892	(51,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	2,315	3,036
Net cash provided by (used in) financing activities	2,315	3,036

EFFECT OF EXCHANGE RATE CHANGES ON CASH	22,189	(11,317)

Net increase (decrease) in cash	74,498	(73,556)
Cash, beginning of period	155,429	323,975
Cash, end of period	$229,927	$250,419

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$35,375	$77,577
Interest paid	17,608	17,608

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2016 and 2015

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

Effective July 13, 2015, the Company sold all of the outstanding shares of capital stock of a wholly-owned subsidiary entity, Mt. McKinley Insurance Company ("Mt. McKinley"), to Clearwater Insurance Company. The operating results of Mt. McKinley for the three and six months ended June 30, 2015 are included within the Company's financial statements.

2. BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2016 and 2015 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), has been omitted since it is not required for interim reporting purposes. The December 31, 2015 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2015, 2014 and 2013 included in the Company's most recent Form 10-K filing.

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

Debt Issuance Costs. In April 2015, The FASB issued ASU 2015–03, authoritative guidance on the presentation of debt issuance costs.  This guidance requires that debt issuance costs be presented within the balance sheet as a reduction of the carrying value of the debt liability, rather than as a separate asset.  This guidance is effective for annual reporting periods beginning after December 15, 2015 and related interim reporting periods.  Based upon this guidance, the Company has adjusted prior financial statements and footnotes to conform with this new presentation.

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

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments ("OTTI") in accumulated other comprehensive income ("AOCI") are as follows for the periods indicated:

	At June 30, 2016
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$383,388	$8,705	$(149)	$391,944	$-
Obligations of U.S. states and political subdivisions	701,171	49,219	(478)	749,912	-
Corporate securities	2,032,340	54,062	(20,239)	2,066,163	4,451
Asset-backed securities	167,478	1,592	(157)	168,913	-
Mortgage-backed securities
Commercial	73,543	1,623	(65)	75,101	-
Agency residential	756,403	11,867	(574)	767,696	-
Non-agency residential	103	17	-	120	-
Foreign government securities	512,414	28,986	(7,997)	533,403	-
Foreign corporate securities	990,572	35,288	(10,363)	1,015,497	2,123
Total fixed maturity securities	$5,617,412	$191,359	$(40,022)	$5,768,749	$6,574
Equity securities	$-	$-	$-	$-	$-

	At December 31, 2015
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$329,281	$2,422	$(718)	$330,985	$-
Obligations of U.S. states and political subdivisions	669,945	34,020	(890)	703,075	-
Corporate securities	2,011,997	27,286	(70,725)	1,968,558	(86)
Asset-backed securities	145,755	290	(1,063)	144,982	-
Mortgage-backed securities
Commercial	61,527	1,430	(511)	62,446	-
Agency residential	714,907	3,994	(6,603)	712,298	-
Non-agency residential	126	24	-	150	-
Foreign government securities	447,244	24,255	(8,425)	463,074	-
Foreign corporate securities	954,690	27,616	(11,397)	970,909	17
Total fixed maturity securities	$5,335,472	$121,337	$(100,332)	$5,356,477	$(69)

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

	At June 30, 2016		At December 31, 2015
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$406,621	$405,264	$330,029	$330,509
Due after one year through five years	2,809,371	2,856,628	2,617,079	2,618,056
Due after five years through ten years	692,168	717,637	870,266	856,230
Due after ten years	711,725	777,390	595,783	631,806
Asset-backed securities	167,478	168,913	145,755	144,982
Mortgage-backed securities
Commercial	73,543	75,101	61,527	62,446
Agency residential	756,403	767,696	714,907	712,298
Non-agency residential	103	120	126	150
Total fixed maturity securities	$5,617,412	$5,768,749	$5,335,472	$5,356,477

The changes in net unrealized appreciation (depreciation) for the Company's investments are derived from the following sources for the periods as indicated:

	Three Months Eded		Six Months Eded
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$53,863	$(34,272)	$123,689	$16,939
Fixed maturity securities, other-than-temporary impairment	6,446	-	6,643	9,735
Equity Securities	-	(1)	-	(1)
Change in unrealized appreciation (depreciation), pre-tax	60,309	(34,273)	130,332	26,673
Deferred tax benefit (expense)	(18,852)	11,996	(43,291)	(5,928)
Deferred tax benefit (expense), other-than-temporary impairment	(2,256)	-	(2,325)	(3,407)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$39,201	$(22,277)	$84,716	$17,338

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at June 30, 2016 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$4,759	$(149)	$-	$-	$4,759	$(149)
Obligations of U.S. states and political subdivisions	-	-	562	(478)	562	(478)
Corporate securities	261,660	(4,945)	293,977	(15,294)	555,637	(20,239)
Asset-backed securities	13,337	(71)	30,016	(86)	43,353	(157)
Mortgage-backed securities
Commercial	3,470	(20)	3,352	(45)	6,822	(65)
Agency residential	32,558	(106)	107,907	(468)	140,465	(574)
Non-agency residential	29	-	-	-	29	-
Foreign government securities	9,456	(209)	66,601	(7,788)	76,057	(7,997)
Foreign corporate securities	100,483	(3,051)	83,260	(7,312)	183,743	(10,363)
Total fixed maturity securities	$425,752	$(8,551)	$585,675	$(31,471)	$1,011,427	$(40,022)
Equity securities	-	-	-	-	-	-
Total	$425,752	$(8,551)	$585,675	$(31,471)	$1,011,427	$(40,022)

	Duration of Unrealized Loss at June 30, 2016 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$19,629	$(664)	$29,635	$(3,386)	$49,264	$(4,050)
Due in one year through five years	217,063	(4,758)	325,768	(22,222)	542,831	(26,980)
Due in five years through ten years	136,768	(2,909)	87,271	(5,149)	224,039	(8,058)
Due after ten years	2,898	(23)	1,726	(115)	4,624	(138)
Asset-backed securities	13,337	(71)	30,016	(86)	43,353	(157)
Mortgage-backed securities	36,057	(126)	111,259	(513)	147,316	(639)
Total fixed maturity securities	$425,752	$(8,551)	$585,675	$(31,471)	$1,011,427	$(40,022)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at June 30, 2016 were $1,011,427 thousand and $40,022 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at June 30, 2016, did not exceed 0.9% of the overall market value of the Company's fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $8,551 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were primarily comprised of domestic and foreign corporate securities.  The majority of these unrealized losses are attributable to net unrealized foreign exchange losses, $6,030 thousand, as the U.S. dollar has strengthened against other currencies.  The $31,471 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities and foreign government securities.  The majority of these unrealized losses are attributable to net unrealized foreign exchange losses, $22,677 thousand, as the U.S. dollar has strengthened against other currencies.  The Company did not have any sub-prime or alt-A loans with gross unrealized depreciation at June 30, 2016.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

Other invested assets, at fair value, as of June 30, 2016, and December 31, 2015, were comprised of preferred shares held in Everest Preferred International Holdings ("Preferred Holdings"), an affiliated company.

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Fixed maturities	$44,795	$46,443	$90,121	$94,415
Equity securities	8,734	9,892	17,882	18,634
Short-term investments and cash	251	321	555	485
Other invested assets
Limited partnerships	14,192	7,276	11,678	14,655
Dividends from Parent's shares	-	9,234	-	18,468
Dividends from preferred shares of affiliate	7,758	-	15,516	-
Other	729	983	(183)	1,608
Gross investment income before adjustments	76,459	74,149	135,569	148,265
Funds held interest income (expense)	974	865	3,628	3,386
Interest income from Parent	1,075	1,075	2,150	2,150
Gross investment income	78,508	76,089	141,347	153,801
Investment expenses	(4,636)	(5,164)	(9,030)	(10,295)
Net investment income	$73,872	$70,925	$132,317	$143,506

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

The Company had contractual commitments to invest up to an additional $290,398 thousand in limited partnerships at June 30, 2016.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2020.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Fixed maturity securities, market value:
Other-than-temporary impairments	$(1,391)	$(8,810)	$(24,406)	$(32,931)
Gains (losses) from sales	2,244	(12,208)	(14,611)	(23,726)
Fixed maturity securities, fair value:
Gain (losses) from sales	(1,854)	14	(1,854)	42
Gains (losses) from fair value adjustments	1,571	(6)	1,339	56
Equity securities, market value:
Gains (losses) from sales	-	1	-	1
Equity securities, fair value:
Gains (losses) from sales	(7,636)	(289)	(15,586)	(354)
Gains (losses) from fair value adjustments	36,987	(5,334)	18,662	15,612
Other invested assets, fair value:
Gains (losses) from fair value adjustments	(756)	77,857	(756)	113,821
Total net realized capital gains (losses)	$29,165	$51,225	$(37,212)	$72,521

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Proceeds from sales of fixed maturity securities	$110,429	$175,742	$298,475	$289,824
Gross gains from sales	6,154	5,096	7,618	7,638
Gross losses from sales	(5,764)	(17,290)	(24,083)	(31,322)

Proceeds from sales of equity securities	$335,831	$169,533	$421,980	$303,493
Gross gains from sales	4,853	7,272	6,635	12,414
Gross losses from sales	(12,489)	(7,561)	(22,221)	(12,768)

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.   No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Due to the unavailability of prices for fifteen private placement securities, the Company valued the fifteen securities at $34,431 thousand at June 30, 2016.  Due to the unavailability of prices for two private placement securities, the Company valued the two securities at $3,593 thousand at December 31, 2015.

The Company internally manages a small public equity portfolio which had a fair value at June 30, 2016 and December 31, 2015 of $124,776 thousand and $131,219 thousand, respectively, and all prices were obtained from publically published sources.

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

Other invested assets, at fair value, was categorized as Level 3 at June 30, 2016 and December 31, 2015, since it represented a privately placed convertible preferred stock issued by an affiliate.  The stock was received in exchange for shares of the Company's parent, which were valued on a public securities exchange on December 21, 2015.  The fair value of the preferred stock at June 30, 2016 was determined using a pricing model and at December 31, 2015 represented the original exchange value.

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$391,944	$-	$391,944	$-
Obligations of U.S. States and political subdivisions	749,912	-	749,912	-
Corporate securities	2,066,163	-	2,033,753	32,410
Asset-backed securities	168,913	-	168,913	-
Mortgage-backed securities
Commercial	75,101	-	75,101	-
Agency residential	767,696	-	767,696	-
Non-agency residential	120	-	120	-
Foreign government securities	533,403	-	533,403	-
Foreign corporate securities	1,015,497	-	1,013,476	2,021
Total fixed maturities, market value	5,768,749	-	5,734,318	34,431

Equity securities, fair value	976,879	915,003	61,876	-
Other invested assets, fair value	1,772,458	-	-	1,772,458

There were no transfers between Level 1 and Level 2 for the six months ended June 30, 2016.

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

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Corporate	Foreign		Corporate	Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	Corporate	Total
Beginning balance	$15,706	$596	$16,302	$3,933	$1,593	$5,526
Total gains or (losses) (realized/unrealized)
Included in earnings	(18)	-	(18)	(10)	(997)	(1,007)
Included in other comprehensive income (loss)	(27)	1,425	1,398	(33)	1,425	1,392
Purchases, issuances and settlements	16,749	-	16,749	28,520	-	28,520
Transfers in and/or (out) of Level 3	-	-	-	-	-	-
Ending balance	$32,410	$2,021	$34,431	$32,410	$2,021	$34,431

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$(997)	$(997)

(Some amounts may not reconcile due to rounding.)

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Corporate	Foreign		Corporate		Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	CMBS	Corporate	Total
Beginning balance	$2,653	$6,125	$8,778	$-	$8,597	$7,166	$15,763
Total gains or (losses) (realized/unrealized)
Included in earnings	2	58	60	4	-	115	119
Included in other comprehensive income (loss)	(3)	1,169	1,166	(2)	-	71	69
Purchases, issuances and settlements	(12)	-	(12)	1,928	-	-	1,928
Transfers in and/or (out) of Level 3	(682)	485	(197)	28	(8,597)	485	(8,084)
Ending balance	$1,958	$7,837	$9,795	$1,958	$-	$7,837	$9,795

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held at the
reporting date	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers from level 3, fair value measurements using significant unobservable inputs, of $0 thousand and $8,084 thousand of investments for the six months ended June 30, 2016 and 2015, respectively, primarily relate to securities that were priced using single non-binding broker quotes as of December 31, 2014.  The securities were subsequently priced using a recognized pricing service as of June 30, 2015, and were classified as level 2 as of that date.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by other invested assets, for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Other invested assets, fair value:
Beginning balance	$1,773,214	$-	$1,773,214	$-
Total gains or (losses) (realized/unrealized)
Included in earnings	(756)	-	(756)	-
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$1,772,458	$-	$1,772,458	$-

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At June 30,	At December 31,
(Dollars in thousands)	2016	2015
The Prudential	$141,562	$142,427
Unaffiliated life insurance company	32,545	33,062

6.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$53,960	$(18,886)	$35,074	$83,916	$(29,370)	$54,546
URA(D) on securities - OTTI	6,446	(2,256)	4,190	6,643	(2,325)	4,318
Reclassification of net realized losses (gains) included in net income (loss)	(97)	34	(63)	39,773	(13,921)	25,852
Foreign currency translation adjustments	23,830	(8,341)	15,489	46,807	(16,386)	30,421
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of amortization of net gain (loss) included in net income (loss)	2,063	(722)	1,341	4,125	(1,444)	2,681
Total other comprehensive income (loss)	$86,202	$(30,171)	$56,031	$181,264	$(63,446)	$117,818

(Some amounts may not reconcile due to rounding)

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(55,290)	$19,352	$(35,938)	$(39,718)	$13,402	$(26,316)
URA(D) on securities - OTTI	-	-	-	9,735	(3,407)	6,328
Reclassification of net realized losses (gains) included in net income (loss)	21,017	(7,356)	13,661	56,656	(19,330)	37,326
Foreign currency translation adjustments	24,839	(8,694)	16,145	(26,404)	9,241	(17,163)
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of amortization of net gain (loss) included in net income (loss)	2,476	(867)	1,609	4,943	(1,730)	3,213
Total other comprehensive income (loss)	$(6,958)	$2,435	$(4,523)	$5,212	$(1,824)	$3,388

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Affected line item within the statements of
AOCI component	2016	2015	2016	2015	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$(97)	$21,017	$39,773	$56,656	Other net realized capital gains (losses)
	34	(7,356)	(13,921)	(19,330)	Income tax expense (benefit)
	$(63)	$13,661	$25,852	$37,326	Net income (loss)

Benefit plan net gain (loss)	$2,063	$2,476	$4,125	$4,943	Other underwriting expenses
	(722)	(867)	(1,444)	(1,730)	Income tax expense (benefit)
	$1,341	$1,609	$2,681	$3,213	Net income (loss)

(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Six Months Ended	Twelve Months Ended
	June 30,	December 31,
(Dollars in thousands)	2016	2015

Beginning balance of URA (D) on securities	$13,654	$37,628
Current period change in URA (D) of investments - temporary	80,398	(30,257)
Current period change in URA (D) of investments - non-credit OTTI	4,318	6,283
Ending balance of URA (D) on securities	98,370	13,654

Beginning balance of foreign currency translation adjustments	(12,701)	41,877
Current period change in foreign currency translation adjustments	30,421	(54,578)
Ending balance of foreign currency translation adjustments	17,720	(12,701)

Beginning balance of benefit plan net gain (loss)	(63,089)	(74,986)
Current period change in benefit plan net gain (loss)	2,681	11,897
Ending balance of benefit plan net gain (loss)	(60,408)	(63,089)

Ending balance of accumulated other comprehensive income (loss)	$55,682	$(62,136)

7.  REINSURANCE AND TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re's investments as collateral, as security for assumed losses payable to a non-affiliated ceding company.  At June 30, 2016, the total amount on deposit in the trust account was $297,465 thousand.

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

				June 30, 2016		December 31, 2015
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior notes	06/05/2014	06/01/2044	400,000	$396,654	$404,096	$396,594	$381,204

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044. Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Interest expense incurred	$4,868	$4,868	$9,736	$9,736

9.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings' outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		June 30, 2016		December 31, 2015
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$236,413	$189,893	$236,364	$208,978

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Interest expense incurred	$3,937	$3,937	$7,874	$7,874

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Six Months Ended
U.S. Reinsurance	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Gross written premiums	$405,530	$451,059	$942,236	$1,013,706
Net written premiums	161,031	184,707	384,458	425,401

Premiums earned	$224,618	$235,426	$459,861	$490,838
Incurred losses and LAE	110,152	116,473	226,322	227,928
Commission and brokerage	50,130	34,703	99,861	93,067
Other underwriting expenses	12,133	11,807	25,591	23,336
Underwriting gain (loss)	$52,203	$72,443	$108,087	$146,507

	Three Months Ended		Six Months Ended
International	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Gross written premiums	$348,178	$311,653	$586,656	$645,268
Net written premiums	124,438	147,399	212,154	269,080

Premiums earned	$131,285	$157,922	$244,458	$298,621
Incurred losses and LAE	91,427	110,027	164,842	211,472
Commission and brokerage	26,140	31,243	52,250	65,242
Other underwriting expenses	7,969	8,049	15,792	16,164
Underwriting gain (loss)	$5,749	$8,603	$11,574	$5,743

	Three Months Ended		Six Months Ended
Insurance	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Gross written premiums	$424,083	$326,729	$778,803	$657,230
Net written premiums	155,786	140,358	308,712	286,410

Premiums earned	$132,952	$128,076	$266,461	$253,027
Incurred losses and LAE	136,957	96,379	243,434	192,359
Commission and brokerage	(4,144)	7,007	(11,163)	11,175
Other underwriting expenses	38,228	31,717	76,174	60,616
Underwriting gain (loss)	$(38,089)	$(7,027)	$(41,984)	$(11,123)

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Underwriting gain (loss)	$19,863	$74,019	$77,677	$141,127
Net investment income	73,872	70,925	132,317	143,506
Net realized capital gains (losses)	29,165	51,225	(37,212)	72,521
Corporate expense	(2,010)	(1,785)	(4,346)	(3,394)
Interest, fee and bond issue cost amortization expense	(8,858)	(8,858)	(17,717)	(17,717)
Other income (expense)	(10,700)	12,289	2,402	28,122
Income (loss) before taxes	$101,332	$197,815	$153,121	$364,165

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Canada gross written premiums	$34,630	$30,160	$58,216	$53,672

No other country represented more than 5% of the Company's revenues.

11.  RELATED-PARTY TRANSACTIONS

Parent

Group entered into a $250,000 thousand long term promissory note agreement with Holdings as of December 31, 2014.  The note will mature on December 31, 2023 and has an interest rate of 1.72% that will be paid annually, on December 15th of each year. This transaction is presented as a Note Receivable – Affiliated in the Consolidated Balance Sheets of Holdings.  Interest income in the amount of $2,150 thousand was recorded by Holdings for the six months ended June 30, 2016, and June 30, 2015, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Dividends received on Parent shares	$-	$9,234	$-	$18,468
Dividends received on preferred stock of affiliate	7,758	-	15,516	-

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

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Expenses incurred	$20,289	$19,833	$41,459	$38,196

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada and Lloyd's syndicate 2786 for the periods indicated:

	Three Months Ended		Six Months Ended
Bermuda Re	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Ceded written premiums	$544,495	$528,468	$1,061,178	$1,067,501
Ceded earned premiums	593,349	563,100	1,132,302	1,117,151
Ceded losses and LAE (a)	404,667	345,580	695,143	640,711

	Three Months Ended		Six Months Ended
Everest International	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Ceded written premiums	$62	$147	$31	$145
Ceded earned premiums	63	192	39	233
Ceded losses and LAE	756	1,702	898	880

	Three Months Ended		Six Months Ended
Everest Canada	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Assumed written premiums	$16,228	$11,823	$26,427	$18,487
Assumed earned premiums	12,675	8,625	23,129	17,324
Assumed losses and LAE	14,440	6,292	21,427	11,021

	Three Months Ended		Six Months Ended
Lloyd's Syndicate 2786	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Assumed written premiums	$(157)	$-	$539	$-
Assumed earned premiums	28	-	116	-
Assumed losses and LAE	-	-	-	-

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

	Three Months Ended		Six Months Ended
Mt. Logan Re Segregated Accounts	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Ceded written premiums	$29,450	$32,892	$70,381	$94,562
Ceded earned premiums	39,356	47,751	74,228	86,434
Ceded losses and LAE	16,232	13,157	25,330	21,471

Assumed written premiums	3,074	3,412	6,634	7,396
Assumed earned premiums	3,074	3,412	6,634	7,396
Assumed losses and LAE	-	-	-	-

12. RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Service cost	$2,896	$3,255	$5,793	$6,195
Interest cost	2,361	2,711	4,722	5,168
Expected return on plan assets	(2,484)	(2,903)	(4,968)	(5,806)
Amortization of prior service cost	-	6	-	11
Amortization of net (income) loss	2,014	2,261	4,028	4,512
Net periodic benefit cost	$4,787	$5,330	$9,575	$10,080

Other Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Service cost	$438	$599	$876	$1,000
Interest cost	296	395	592	658
Amortization of net (income) loss	48	210	96	421
Net periodic benefit cost	$782	$1,204	$1,564	$2,079

The Company did not make any contributions to the qualified pension benefit plan for the three and six months ended June 30, 2016 and 2015.

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

14.       PENDING DISPOSITION

The Company has signed a letter of intent to sell Heartland Crop Insurance, Inc., its crop Managing General Agent to CGB Diversified Services, Inc.  The pending agreement includes a provision for a long term strategic reinsurance relationship with CGB Diversified Services, Inc.  Under the terms of the letter of intent, there will not be a material gain or loss on the sale and with the proposed reinsurance arrangement, there will not be a material fluctuation in the level of crop business, although it will be reflected as reinsurance rather than insurance.

15.       SUBSEQUENT EVENTS

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events. Although there have been flooding and wind storm events and earthquakes in parts of the world, the overall 2013, 2014 and 2015 catastrophe losses for the industry were considerably lower than average. During the first half of 2016, there has been an increase in catastrophes, such as the Fort McMurray Canadian wildfire, storms and an earthquake in Ecuador; however, the aggregate of these losses are below historical levels of catastrophe losses. This lower level of losses, combined with increased competition has resulted in downward pressure on insurance and reinsurance rates in certain geographical areas.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder's equity for the periods indicated:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase/	June 30,		Increase/
(Dollars in millions)	2016	2015	(Decrease)	2016	2015	(Decrease)
Gross written premiums	$1,177.8	$1,089.4	8.1%	$2,307.7	$2,316.2	-0.4%
Net written premiums	441.3	472.5	-6.6%	905.3	980.9	-7.7%

REVENUES:
Premiums earned	$488.9	$521.4	-6.2%	$970.8	$1,042.5	-6.9%
Net investment income	73.9	70.9	4.2%	132.3	143.5	-7.8%
Net realized capital gains (losses)	29.2	51.2	-43.1%	(37.2)	72.5	-151.3%
Other income (expense)	(10.7)	12.3	-187.1%	2.4	28.1	-91.5%
Total revenues	581.2	655.9	-11.4%	1,068.3	1,286.6	-17.0%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	338.5	322.9	4.8%	634.6	631.8	0.4%
Commission, brokerage, taxes and fees	72.1	73.0	-1.1%	140.9	169.5	-16.8%
Other underwriting expenses	58.3	51.6	13.1%	117.6	100.1	17.4%
Corporate expense	2.0	1.8	12.6%	4.3	3.4	28.0%
Interest, fee and bond issue cost amortization expense	8.9	8.9	0.0%	17.7	17.7	0.0%
Total claims and expenses	479.9	458.0	4.8%	915.2	922.5	-0.8%

INCOME (LOSS) BEFORE TAXES	101.3	197.8	-48.8%	153.1	364.2	-58.0%
Income tax expense (benefit)	33.0	64.0	-48.5%	45.8	114.5	-59.9%
NET INCOME (LOSS)	$68.4	$133.8	-48.9%	$107.3	$249.7	-57.0%

RATIOS:			Point Change			Point Change
Loss ratio	69.3%	61.9%	7.4	65.4%	60.6%	4.8
Commission and brokerage ratio	14.8%	14.0%	0.8	14.5%	16.3%	(1.8)
Other underwriting expense ratio	11.8%	9.9%	1.9	12.1%	9.6%	2.5
Combined ratio	95.9%	85.8%	10.1	92.0%	86.5%	5.5

				At	At	Percentage
				June 30,	December 31,	Increase/
(Dollars in millions)				2016	2015	(Decrease)
Balance sheet data:
Total investments and cash				$9,740.2	$9,516.3	2.4%
Total assets				16,924.7	16,695.2	1.4%
Loss and loss adjustment expense reserves				8,247.8	7,940.7	3.9%
Total debt				633.1	633.0	0.0%
Total liabilities				11,760.6	11,764.0	0.0%
Stockholder's equity				5,164.1	4,931.2	4.7%

(Some amounts may not reconcile due to rounding)

Revenues.

Premiums.  Gross written premiums increased by 8.1% to $1,177.8 million for the three months ended June 30, 2016, compared to $1,089.4 million for the three months ended June 30, 2015, reflecting, a $97.4 million, or 29.8%, increase in our insurance business, partially offset by a $9.0 million, or 1.2%, decrease in our reinsurance business. The rise in insurance premiums was primarily due to increases in most lines of business, as we have focused on expanding the insurance operations.  The decline in reinsurance premiums was due mainly to a negative impact of approximately $17.2 million from the year over year movement in foreign exchange rates.  Gross written premiums decreased slightly to $2,307.7 million for the six months ended June 30, 2016, compared to $2,316.2 million for the six months ended June 30, 2015, reflecting a $130.1 million, or 7.8%, decrease in our reinsurance business, partially offset by a $121.6 million, or 18.5%, increase in our insurance business. The decline in reinsurance premiums were due mainly to a decrease in treaty property business, a decrease in international premiums related to quota share agreements and a negative impact of approximately $32.4 million from the year over year movement in foreign exchange rates.  The rise in insurance premiums was primarily due to increases in most lines of business, as we have focused on expanding the insurance operations.

Net written premiums decreased by 6.6% to $441.3 million for the three months ended June 30, 2016, compared to $472.5 million for the three months ended June 30, 2015, and decreased by 7.7% to $905.3 million for the six months ended June 30, 2016 compared to $980.9 million for the six months ended June 30, 2015. The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to higher utilization of reinsurance mainly related to new insurance business and to quota share agreements.  Premiums earned decreased by 6.2% to $488.9 million for the three months ended June 30, 2016, compared to $521.4 million for the three months ended June 30, 2015, and decreased by 6.9% to $970.8 million for the six months ended June 30, 2016, compared to $1,042.5 million for the six months ended June 30, 2015.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income increased by 4.2% to $73.9 million for the three months ended June 30, 2016, compared with net investment income of $70.9 million for the three months ended June 30, 2015, and decreased by 7.8% to $132.3 million for six months ended June 30, 2016, compared with net investment income of $143.5 million for the six months ended June 30, 2015. Net pre-tax investment income, as a percentage of average invested assets, was 3.2% for the three months ended June 30, 2016, compared to 3.4% for the three months ended June 30, 2015 and was 2.8% for the six months ended June 30, 2016 compared to 3.5% for the six months ended June 30, 2015. The increase in income for the three months ended June 30, 2016 compared to the prior period was primarily due to higher income from our limited partnerships, partially offset by lower reinvestment rates for the fixed income portfolios. The decline in income and yield for the six months ended June 30, 2016 compared to the prior period was primarily the result of lower reinvestment rates for the fixed income portfolios and lower income from our limited partnerships.

Net Realized Capital Gains (Losses). Net realized capital gains were $29.2 million and $51.2 million for the three months ended June 30, 2016 and 2015, respectively. The net realized capital gains of $29.2 million were comprised of $37.7 million of gains from fair value re-measurements on fixed maturity securities, equity securities and other invested assets, partially offset by $7.3 million of losses from sales on our fixed maturity and equity securities and $1.4 million of other-than-temporary impairments.  The net realized capital gains of $51.2 million for the three months ended June 30, 2015 were the result of $72.5 million of gains from fair value re-measurements on equity securities and other invested assets, partially offset by $12.4 million of losses from sales on our fixed maturity and equity securities and $8.8 million of other-than-temporary impairments.

Net realized capital losses were $37.2 million and net realized capital gains were $72.5 million for the six months ended June 30, 2016 and 2015, respectively. The net realized capital losses of $37.2 million were comprised of $32.1 million of losses from sales on our fixed maturity and equity securities and $24.4 million of other-than-temporary impairments, partially offset by $19.2 million of gains from fair value re-measurements on fixed maturity securities, equity securities and other invested assets. The net realized capital gains of $72.5 million for the six months ended June 30, 2015 were the result of $129.5 million of gains from fair value re-measurements on fixed maturity securities, equity securities and other invested assets, partially offset by $32.9 million of other-than-temporary impairments and $24.0 million of losses from sales on our fixed maturity and equity securities.

Other Income (Expense).  We recorded other expense of $10.7 million and other income of $2.4 million for the three and six months ended June 30, 2016, respectively.  We recorded other income of $12.3 million and $28.1 million for the three and six months ended June 30, 2015, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following tables present our incurred losses and loss adjustment expenses ("LAE") for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$300.9	61.6%		$2.8	0.6%		$303.7	62.2%
Catastrophes	51.5	10.5%		(16.7)	-3.4%		34.8	7.1%
Total segment	$352.4	72.1%		$(13.9)	-2.8%		$338.5	69.3%

2015
Attritional	$309.3	59.3%		$0.4	0.0%		$309.7	59.3%
Catastrophes	18.1	3.5%		(4.9)	-0.9%		13.2	2.6%
Total segment	$327.4	62.8%		$(4.5)	-0.9%		$322.9	61.9%

Variance 2016/2015
Attritional	$(8.4)	2.3	pts	$2.4	0.6	pts	$(6.0)	2.9	pts
Catastrophes	33.4	7.0	pts	(11.8)	(2.5)	pts	21.6	4.5	pts
Total segment	$25.0	9.3	pts	$(9.4)	(1.9)	pts	$15.6	7.4	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$594.2	61.3%		$0.8	0.1%		$595.0	61.4%
Catastrophes	56.7	5.8%		(17.2)	-1.8%		39.6	4.0%
Total segment	$651.0	67.1%		$(16.4)	-1.7%		$634.6	65.4%

2015
Attritional	$622.1	59.7%		$(1.3)	-0.1%		$620.8	59.6%
Catastrophes	18.1	1.7%		(7.1)	-0.7%		11.0	1.0%
Total segment	$640.2	61.4%		$(8.4)	-0.8%		$631.8	60.6%

Variance 2016/2015
Attritional	$(27.9)	1.6	pts	$2.1	0.2	pts	$(25.8)	1.8	pts
Catastrophes	38.6	4.1	pts	(10.1)	(1.1)	pts	28.6	3.0	pts
Total segment	$10.8	5.7	pts	$(8.0)	(0.9)	pts	$2.8	4.8	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 4.8% to $338.5 million for the three months ended June 30, 2016 compared to $322.9 million for the three months ended June 30, 2015, primarily due to an increase in current year catastrophe losses of $33.4 million, partially offset by a decrease in current year attritional losses of $8.4 million and a decrease in prior years' catastrophe losses of $11.8 million, mainly related to the 2011 Japan earthquake.  The current year catastrophe losses of $51.5 million for the three months ended June 30, 2016 were related to the Fort McMurray Canada Wildfire ($21.9 million), U.S. Storms ($18.2 million) and the Ecuador earthquake ($11.4 million).  Current year catastrophe losses were $18.1 million for the three months ended June 30, 2015 and related to the Northern Chile storms ($10.0 million) and the New South Wales storms ($8.1 million).

Incurred losses and LAE increased slightly to $634.6 million for the six months ended June 30, 2016 compared to $631.8 million for the six months ended June 30, 2015, primarily due to an increase in current year catastrophe losses of $38.6 million, partially offset by a decrease in current year attritional losses of $27.9 million and a decrease in prior years' catastrophe losses of $10.1 million, mainly related to the 2011 Japan earthquake.  The current year catastrophe losses of $56.7 million for the six months ended June 30, 2016 were related to the Fort McMurray Canada Wildfire ($21.9 million), U.S. Storms ($18.2 million), the Ecuador earthquake ($11.4 million) and the Taiwan earthquake ($5.2 million). The current year catastrophe losses were $18.1 million for the six months ended June 30, 2015 and related to the Northern Chile storms ($10.0 million) and the New South Wales storms ($8.1 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees decreased by 1.1% to $72.1 million for the three months ended June 30, 2016 compared to $73.0 million for the three months ended June 30, 2015.  Commission, brokerage, taxes and fees decreased by 16.8% to $140.9 million for the six months ended June 30, 2016 compared to $169.5 million for the six months ended June 30, 2015.  These changes were primarily due to the impact of the decline in premiums earned and changes in the mix of business.

Other Underwriting Expenses.  Other underwriting expenses were $58.3 million and $51.6 million for the three months ended June 30, 2016 and 2015, respectively. Other underwriting expenses were $117.6 million and $100.1 million for the six months ended June 30, 2016 and 2015, respectively. The increases in other underwriting expenses were mainly due to costs incurred related to the expansion of the insurance operations.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $2.0 million and $1.8 million for the three months ended June 30, 2016 and 2015, respectively, and $4.3 million and $3.4 million for the six months ended June 30, 2016 and 2015, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense remained the same at $8.9 million for the three months ended June 30, 2016 and 2015.  Interest, fees and other bond amortization remained the same at $17.7 million for the six months ended June 30, 2016 and 2015.

Income Tax Expense (Benefit).  Income tax expense was $33.0 million and $64.0 million for the three months ended June 30, 2016 and 2015, respectively.  Income tax expense was $45.8 million and $114.5 million for the six months ended June 30, 2016 and 2015, respectively.  Income tax expense is primarily a function of the geographic location of the Company's pre-tax income and the statutory tax rates in those jurisdictions, as affected by tax-exempt investment income.  Variations in the income tax expense generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.  The decreases in income tax expenses for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 were mainly due to the increase in current year catastrophe losses.

Net Income (Loss).
Our net income was $68.4 million and $133.8 million for the three months ended June 30, 2016 and 2015, respectively.  Our net income was $107.3 million and $249.7 million for the six months ended June 30, 2016 and 2015, respectively. The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio increased by 10.1 points to 95.9% for the three months ended June 30, 2016, compared to 85.8% for the three months ended June 30, 2015, and increased by 5.5 points to 92.0% for the six months ended June 30, 2016, compared to 86.5% for the six months ended June 30, 2015.  The loss ratio component increased by 7.4 points and 4.8 points for the three and six months ended June 30, 2016, respectively, over the same period last year mainly due to the increases of $33.4 million and $38.6 million in current year catastrophe losses.  The commission and brokerage ratio components increased 0.8 points for the three months ended June 30, 2016, over the same period last year and decreased 1.8 points for the six months ended June 30, 2016 compared to the same period last year.  The variances are due to the impact of affiliated quota share agreements and changes in the mix of business.  The other underwriting expense ratio components increased 1.9 points and 2.5 points for the three and six months ended June 30, 2016, respectively, over the same period last year mainly due to the increased focus on the expansion of the insurance business.

Stockholder's Equity.
Stockholders' equity increased by $232.8 million to $5,164.1 million at June 30, 2016 from $4,931.2 million at December 31, 2015, principally as a result of $107.3 million of net income, $84.7 million of net unrealized appreciation on investments, net of tax, $30.4 million of net foreign currency translation adjustments, $7.7 million of share-based compensation transactions and $2.7 million of net benefit plan obligation adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income increased 4.2% to $73.9 million for the three months ended June 30, 2016 compared to $70.9 million for the three months ended June 30, 2015, primarily due to an increase in limited partnership income, partially offset by lower reinvestment rates for the fixed income portfolios.  Net investment income decreased by 7.8% to $132.3 million for the six months ended June 30, 2016 compared to $143.5 million for the six months ended June 30, 2015, primarily due to a decline in income from fixed maturities, reflective of lower reinvestment rates, and a decline in income from limited partnerships.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2016	2015	2016	2015
Fixed maturities	$44.8	$46.4	$90.1	$94.4
Equity securities	8.8	9.9	17.9	18.6
Short-term investments and cash	0.3	0.3	0.6	0.5
Other invested assets
Limited partnerships	14.2	7.3	11.7	14.7
Dividends from Parent's shares	-	9.3	-	18.5
Dividends from preferred shares of affiliate	7.7	-	15.5	-
Other	0.7	1.0	(0.2)	1.6
Gross investment income before adjustments	76.5	74.2	135.6	148.3
Funds held interest income (expense)	0.9	0.9	3.6	3.4
Interest income from Parent	1.1	1.1	2.2	2.2
Gross investment income	78.5	76.1	141.3	153.8
Investment expenses	(4.6)	(5.2)	(9.0)	(10.3)
Net investment income	$73.9	$70.9	$132.3	$143.5

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	June 30,	December 31,
	2016	2015
Imbedded pre-tax yield of cash and invested assets at December 31	2.8%	2.9%
Imbedded after-tax yield of cash and invested assets at December 31	2.0%	2.1%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Annualized pre-tax yield on average cash and invested assets	3.2%	3.4%	2.8%	3.5%
Annualized after-tax yield on average cash and invested assets	2.2%	2.4%	2.0%	2.4%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2016	2015	Variance	2016	2015	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$6.1	$5.1	$1.0	$7.6	$7.6	$-
Losses	(3.9)	(17.3)	13.4	(22.2)	(31.3)	9.1
Total	2.2	(12.2)	14.4	(14.6)	(23.7)	9.1

Fixed maturity securities, fair value
Gains	-	-	-	-	-	-
Losses	(1.9)	-	(1.9)	(1.9)	-	(1.9)
Total	(1.9)	-	(1.9)	(1.9)	-	(1.9)

Equity securities, fair value
Gains	4.8	7.3	(2.5)	6.6	12.4	(5.8)
Losses	(12.5)	(7.6)	(4.9)	(22.2)	(12.8)	(9.4)
Total	(7.7)	(0.3)	(7.4)	(15.6)	(0.4)	(15.2)

Total net realized gains (losses) from sales
Gains	10.9	12.4	(1.5)	14.2	20.1	(5.9)
Losses	(18.2)	(24.9)	6.7	(46.3)	(44.1)	(2.2)
Total	(7.3)	(12.4)	5.2	(32.1)	(24.0)	(8.1)

Other than temporary impairments:	(1.4)	(8.8)	7.4	(24.4)	(32.9)	8.5

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	1.5	-	1.5	1.3	0.1	1.2
Equity securities, fair value	37.0	(5.3)	42.3	18.7	15.6	3.1
Other invested assets, fair value	(0.8)	77.8	(78.6)	(0.8)	113.8	(114.6)
Total	37.7	72.5	(34.8)	19.2	129.5	(110.3)

Total net realized gains (losses)	$29.2	$51.2	$(22.0)	$(37.2)	$72.5	$(109.7)

(Some amounts may not reconcile due to rounding)

Net realized capital gains were $29.2 million and $51.2 million for the three months ended June 30, 2016 and 2015, respectively.  For the three months ended June 30, 2016, we recorded $37.7 million of net realized capital gains due to fair value re-measurements on fixed maturity securities, equity securities and other invested assets, partially offset by $7.3 million of net realized capital losses from sales of fixed maturity and equity securities and $1.4 million of other-than-temporary impairments.  For the three months ended June 30, 2015, we recorded $72.5 million of net realized capital gains due to fair value re-measurements on equity securities and other invested assets, partially offset by $12.4 million of net realized capital losses from sales of fixed maturity and equity securities and $8.8 million of other-than-temporary impairments.  The fixed maturity and equity sales for the three months ended June 30, 2016 and June 30, 2015, respectively, related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

Net realized capital losses were $37.2 million and net realized capital gains were $72.5 million for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, we recorded $32.1 million of net realized capital losses from sales of fixed maturity and equity securities and $24.4 million of other-than-temporary impairments, partially offset by $19.2 million of net realized capital gains due to fair value re-measurements on fixed maturity securities, equity securities and other invested assets.  For the six months ended June 30, 2015, we recorded $129.5 million of net realized capital gains due to fair value re-measurements on fixed maturity securities, equity securities and other invested assets, partially offset by $32.9 million of other-than-temporary impairments and $24.0 million of net realized capital losses from sales of fixed maturity and equity securities.  The fixed maturity and equity sales for the six months ended June 30, 2016 and June 30, 2015, respectively, related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Gross written premiums	$405.5	$451.1	$(45.6)	-10.1%	$942.2	$1,013.7	$(71.5)	-7.1%
Net written premiums	161.0	184.7	(23.7)	-12.8%	384.5	425.4	(40.9)	-9.6%

Premiums earned	$224.6	$235.4	$(10.8)	-4.6%	$459.9	$490.8	$(31.0)	-6.3%
Incurred losses and LAE	110.2	116.5	(6.3)	-5.4%	226.3	227.9	(1.6)	-0.7%
Commission and brokerage	50.1	34.7	15.4	44.4%	99.9	93.1	6.8	7.3%
Other underwriting expenses	12.1	11.8	0.3	2.8%	25.6	23.3	2.3	9.7%
Underwriting gain (loss)	$52.2	$72.4	$(20.2)	-27.9%	$108.1	$146.5	$(38.4)	-26.2%

				Point Chg				Point Chg
Loss ratio	49.0%	49.5%		(0.4)	49.2%	46.4%		2.8
Commission and brokerage ratio	22.3%	14.7%		7.6	21.7%	19.0%		2.7
Other underwriting ratio	5.5%	5.0%		0.5	5.6%	4.8%		0.8
Combined ratio	76.8%	69.2%		7.6	76.5%	70.2%		6.2

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased by 10.1% to $405.5 million for the three months ended June 30, 2016 from $451.1 million for the three months ended June 30, 2015, primarily due to a decrease in treaty property business, partially offset by an increase in treaty casualty business.  Net written premiums decreased by 12.8% to $161.0 million for the three months ended June 30, 2016 compared to $184.7 million for the three months ended June 30, 2015, which is consistent with the change in written premiums. Premiums earned decreased 4.6% to $224.6 million for the three months ended June 30, 2016 compared to $235.4 million for the three months ended June 30, 2015.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 7.1% to $942.2 million for the six months ended June 30, 2016 from $1,013.7 million for the six months ended June 30, 2015, primarily due to a decrease in treaty property business.  Net written premiums decreased by 9.6% to $384.5 million for the six months ended June 30, 2016 compared to $425.4 million for the six months ended June 30, 2015, which is consistent with the change in written premiums. Premiums earned decreased 6.3% to $459.9 million for the six months ended June 30, 2016 compared to $490.8 million for the six months ended June 30, 2015.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$117.1	52.2%		$1.9	0.8%		$119.0	53.1%
Catastrophes	1.4	0.6%		(10.2)	-4.6%		(8.8)	-3.9%
Total segment	$118.5	52.9%		$(8.4)	-3.8%		$110.2	49.0%

2015
Attritional	$135.4	57.5%		$(15.3)	-6.5%		$120.1	51.0%
Catastrophes	-	0.0%		(3.6)	-1.5%		(3.6)	-1.5%
Total segment	$135.4	57.5%		$(18.9)	-8.0%		$116.5	49.5%

Variance 2016/2015
Attritional	$(18.3)	(5.3)	pts	$17.2	7.3	pts	$(1.1)	2.1	pts
Catastrophes	1.4	0.6	pts	(6.6)	(3.1)	pts	(5.2)	(2.4)	pts
Total segment	$(16.9)	(4.7)	pts	$10.6	4.2	pts	$(6.3)	(0.4)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$235.4	51.2%		$(0.4)	-0.1%		$235.1	51.1%
Catastrophes	1.4	0.3%		(10.2)	-2.2%		(8.8)	-1.9%
Total segment	$236.9	51.5%		$(10.6)	-2.3%		$226.3	49.2%

2015
Attritional	$252.9	51.5%		$(18.9)	-3.9%		$233.9	47.6%
Catastrophes	-	0.0%		(6.0)	-1.2%		(6.0)	-1.2%
Total segment	$252.9	51.5%		$(24.9)	-5.1%		$227.9	46.4%

Variance 2016/2015
Attritional	$(17.5)	(0.3)	pts	$18.5	3.8	pts	$1.2	3.5	pts
Catastrophes	1.4	0.3	pts	(4.2)	(1.0)	pts	(2.8)	(0.7)	pts
Total segment	$(16.0)	-	pts	$14.3	2.8	pts	$(1.6)	2.8	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses decreased by 5.4% to $110.2 million for the three months ended June 30, 2016 compared to $116.5 million for the three months ended June 30, 2015, primarily due to an $18.3 million decrease in current year attritional losses resulting primarily from the impact of the decline in premiums earned and favorable year over year development of $6.6 million on prior years' catastrophe losses mainly related to the 2011 Japan earthquake.  These declines were partially offset by in a reduction in favorable development on prior years' attritional losses related to treaty casualty and marine business in 2015 and $1.4 million in current year catastrophe losses.  The $1.4 million of current year catastrophe losses were mainly due to the 2016 U.S. storms. There were no current year catastrophe losses for the three months ended June 30, 2015.

Incurred losses decreased by 0.7% to $226.3 million for the six months ended June 30, 2016 compared to $227.9 million for the six months ended June 30, 2015, primarily due to a $17.5 million decrease in current year attritional losses resulting primarily from the impact of the decline in premiums earned and favorable year over year development of $4.2 million on prior years' catastrophe losses mainly related to the 2011 Japan earthquake.  These declines were partially offset by a reduction in favorable development on prior years' attritional losses related to treaty casualty and marine business in 2015 and $1.4 million in current year catastrophe losses. The $1.4 million of current year catastrophe losses were mainly due to the 2016 U.S. storms. There were no current year catastrophe losses for the six months ended June 30, 2015.

Segment Expenses.  Commission and brokerage increased by 44.4% to $50.1 million for the three months ended June 30, 2016 compared to $34.7 million for the three months ended June 30, 2015.  Commission and brokerage increased by 7.3% to $99.9 million for the six months ended June 30, 2016 compared to $93.1 million for the six months ended June 30, 2015.  The increases were mainly due to the impact from affiliated quota share agreements and changes in the mix of business.

Segment other underwriting expenses were comparable at $12.1 million for the three months ended June 30, 2016 and $11.8 million for the three months ended June 30, 2015.  Segment other underwriting expenses increased to $25.6 million for the six months ended June 30, 2016 from $23.3 million for the six months ended June 30, 2015, which was mainly due to increased compensation and benefit plan costs.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Gross written premiums	$348.2	$311.7	$36.5	11.7%	$586.7	$645.3	$(58.6)	-9.1%
Net written premiums	124.4	147.4	(23.0)	-15.6%	212.2	269.1	(56.9)	-21.2%

Premiums earned	$131.3	$157.9	$(26.6)	-16.9%	$244.5	$298.6	$(54.2)	-18.1%
Incurred losses and LAE	91.4	110.0	(18.6)	-16.9%	164.8	211.5	(46.6)	-22.1%
Commission and brokerage	26.1	31.2	(5.1)	-16.3%	52.3	65.2	(13.0)	-19.9%
Other underwriting expenses	8.0	8.0	-	NM	15.8	16.2	(0.4)	-2.3%
Underwriting gain (loss)	$5.7	$8.6	$(2.9)	-33.2%	$11.6	$5.7	$5.8	101.8%

				Point Chg				Point Chg
Loss ratio	69.6%	69.7%		(0.1)	67.4%	70.8%		(3.4)
Commission and brokerage ratio	19.9%	19.8%		0.1	21.4%	21.8%		(0.4)
Other underwriting ratio	6.1%	5.1%		1.0	6.5%	5.5%		1.0
Combined ratio	95.6%	94.6%		1.0	95.3%	98.1%		(2.8)

(NM, not meaningful)

Premiums.  Gross written premiums increased by 11.7% to $348.2 million for the three months ended June 30, 2016 compared to $311.7 million for the three months ended June 30, 2015, primarily due to a negative impact on premiums during the second quarter of 2015 related to quota share agreements, partially offset by declines in Latin American and Asian business and the negative impact of approximately $17.1 million from the movement of foreign exchange rates.  Net written premiums decreased by 15.6% to $124.4 million for the three months ended June 30, 2016 compared to $147.4 million for the three months ended June 30, 2015.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance related to the quota share contracts.  Premiums earned decreased 16.9% to $131.3 million for the three months ended June 30, 2016 compared to $157.9 million for the three months ended June 30, 2015.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 9.1% to $586.7 million for the six months ended June 30, 2016 compared to $645.3 million for the six months ended June 30, 2015, primarily due to declines in Latin American and Asian business and the negative impact of approximately $31.9 million from the movement of foreign exchange rates, partially offset by the negative impact on premiums during the second quarter of 2015 related to quota share agreements.  Net written premiums decreased by 21.1% to $212.2 million for the six months ended June 30, 2016 compared to $269.1 million for the six months ended June 30, 2015.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance related to the quota share contracts.

Premiums earned decreased 18.1% to $244.5 million for the six months ended June 30, 2016 compared to $298.6 million for the six months ended June 30, 2015.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$65.0	49.5%		$(0.6)	-0.4%		$64.4	49.1%
Catastrophes	33.4	25.4%		(6.4)	-4.9%		27.0	20.5%
Total segment	$98.4	74.9%		$(7.0)	-5.3%		$91.4	69.6%

2015
Attritional	$94.1	59.7%		$(0.9)	-0.7%		$93.2	59.0%
Catastrophes	18.1	11.5%		(1.3)	-0.8%		16.8	10.7%
Total segment	$112.2	71.2%		$(2.2)	-1.5%		$110.0	69.7%

Variance 2016/2015
Attritional	$(29.1)	(10.2)	pts	$0.3	0.3	pts	$(28.8)	(9.9)	pts
Catastrophes	15.3	13.9	pts	(5.1)	(4.1)	pts	10.2	9.9	pts
Total segment	$(13.8)	3.8	pts	$(4.8)	(3.8)	pts	$(18.6)	(0.1)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$136.4	55.8%		$(3.4)	-1.4%		$133.0	54.4%
Catastrophes	38.6	15.8%		(6.8)	-2.8%		31.8	13.0%
Total segment	$175.0	71.6%		$(10.2)	-4.2%		$164.8	67.4%

2015
Attritional	$193.8	65.0%		$0.7	0.1%		$194.5	65.1%
Catastrophes	18.1	6.1%		(1.2)	-0.4%		17.0	5.7%
Total segment	$211.9	71.1%		$(0.5)	-0.3%		$211.5	70.8%

Variance 2016/2015
Attritional	$(57.4)	(9.2)	pts	$(4.1)	(1.5)	pts	$(61.5)	(10.7)	pts
Catastrophes	20.5	9.7	pts	(5.6)	(2.4)	pts	14.8	7.3	pts
Total segment	$(36.9)	0.5	pts	$(9.7)	(3.9)	pts	$(46.6)	(3.4)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 16.9% to $91.4 million for the three months ended June 30, 2016 compared to $110.0 million for the three months ended June 30, 2015, primarily due to a decrease in current year attritional losses of $29.1 million, mainly due to the impact of the decrease in premiums earned, partially offset by an increase in current year catastrophe losses of $15.3 million. The $33.4 million of current year catastrophe losses for the three months ended June 30, 2016 were due to the Fort McMurray Canada wildfire ($21.7 million) and the Ecuador earthquake ($11.6 million). The $18.1 million of current year catastrophe losses for the three months ended June 30, 2015 were due to the Northern Chile storms ($10.0 million) and the New South Wales storms ($8.1 million).

Incurred losses and LAE decreased by 22.1% to $164.8 million for the six months ended June 30, 2016 compared to $211.5 million for the six months ended June 30, 2015, primarily due to a decrease in current year attritional losses of $57.4 million, mainly due to the impact of the decrease in premiums earned, partially offset by an increase of $20.5 million in current year catastrophe losses. The $38.6 million of current year catastrophe losses for the six months ended June 30, 2016 were due to the Fort McMurray Canada wildfire ($21.7 million), the Ecuador earthquake ($11.6 million) and the Taiwan earthquake ($5.3 million). The $18.1 million of current year catastrophe losses for the six months ended June 30, 2015 were due to the Northern Chile storms ($10.0 million) and the New South Wales storms ($8.1 million).

Segment Expenses.  Commission and brokerage decreased 16.3% to $26.1 million for the three months ended June 30, 2016 compared to $31.2 million for the three months ended June 30, 2015. Commission and brokerage decreased 19.9% to $52.3 million for the six months ended June 30, 2016 compared to $65.2 million for the six months ended June 30, 2015. The variances were primarily due to the impact of the decreases in premiums earned.

Segment other underwriting expenses remained the same at $8.0 million for the three months ended June 30, 2016 and 2015. Segment other underwriting expenses decreased slightly to $15.8 million for the six months ended June 30, 2016 compared to $16.2 million for the six months ended June 30, 2015.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Gross written premiums	$424.1	$326.7	$97.4	29.8%	$778.8	$657.2	$121.6	18.5%
Net written premiums	155.8	140.4	15.4	11.0%	308.7	286.4	22.3	7.8%

Premiums earned	$133.0	$128.1	$4.9	3.8%	$266.5	$253.0	$13.4	5.3%
Incurred losses and LAE	137.0	96.4	40.6	42.1%	243.4	192.4	51.1	26.6%
Commission and brokerage	(4.1)	7.0	(11.2)	NM	(11.2)	11.2	(22.3)	NM
Other underwriting expenses	38.2	31.7	6.5	20.5%	76.2	60.6	15.6	25.7%
Underwriting gain (loss)	$(38.1)	$(7.0)	$(31.1)	NM	$(42.0)	$(11.1)	$(30.9)	NM

				Point Chg				Point Chg
Loss ratio	103.0%	75.3%		27.8	91.4%	76.0%		15.3
Commission and brokerage ratio	-3.1%	5.5%		(8.6)	-4.2%	4.4%		(8.6)
Other underwriting ratio	28.7%	24.7%		4.0	28.6%	24.0%		4.6
Combined ratio	128.6%	105.5%		23.2	115.8%	104.4%		11.4

(NM, not meaningful)

Premiums.  Gross written premiums increased by 29.8% to $424.1 million for the three months ended June 30, 2016 compared to $326.7 million for the three months ended June 30, 2015.  This increase was primarily driven by increases in the crop, non-standard auto and accident and health lines of business and additional expansion of other insurance lines of business. Net written premiums increased by 11.0% to $155.8 million for the three months ended June 30, 2016 compared to $140.4 million for the three months ended June 30, 2015.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance.  Premiums earned increased 3.8% to $133.0 million for the three months ended June 30, 2016 compared to $128.1 million for the three months ended June 30, 2015. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 18.5% to $778.8 million for the six months ended June 30, 2016 compared to $657.2 million for the six months ended June 30, 2015.  This increase was primarily driven by increases in the crop, non-standard auto and accident and health lines of business and additional expansion of other insurance lines of business. Net written premiums increased by 7.8% to $308.7 million for the six months ended June 30, 2016 compared to $286.4 million for the six months ended June 30, 2015.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance.  Premiums earned increased 5.3% to $266.5 million for the six months ended June 30, 2016 compared to $253.0 million for the six months ended June 30, 2015. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$118.8	89.3%		$1.5	1.2%		$120.3	90.5%
Catastrophes	16.7	12.5%		-	0.0%		16.7	12.5%
Total segment	$135.5	101.8%		$1.5	1.2%		$137.0	103.0%

2015
Attritional	$79.7	62.3%		$16.6	13.0%		$96.3	75.3%
Catastrophes	-	0.0%		0.1	0.0%		0.1	0.0%
Total segment	$79.7	62.3%		$16.7	13.0%		$96.4	75.3%

Variance 2016/2015
Attritional	$39.1	27.0	pts	$(15.1)	(11.8)	pts	$24.0	15.2	pts
Catastrophes	16.7	12.5	pts	(0.1)	-	pts	16.6	12.5	pts
Total segment	$55.8	39.5	pts	$(15.2)	(11.8)	pts	$40.6	27.8	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$222.4	83.5%		$4.5	1.7%		$226.9	85.2%
Catastrophes	16.7	6.3%		(0.2)	-0.1%		16.5	6.2%
Total segment	$239.1	89.8%		$4.3	1.6%		$243.4	91.4%

2015
Attritional	$175.4	69.3%		$17.0	6.7%		$192.4	76.0%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$175.4	69.3%		$17.0	6.7%		$192.4	76.0%

Variance 2016/2015
Attritional	$47.0	14.2	pts	$(12.5)	(5.0)	pts	$34.5	9.2	pts
Catastrophes	16.7	6.3	pts	(0.2)	(0.1)	pts	16.5	6.2	pts
Total segment	$63.7	20.5	pts	$(12.7)	(5.1)	pts	$51.1	15.3	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 42.1% to $137.0 million for the three months ended June 30, 2016 compared to $96.4 million for the three months ended June 30, 2015, mainly due to an increase of $39.1 million in current year attritional losses, primarily related to the impact of the increase in premiums earned and the impact of affiliated quota share agreements, and an increase of $16.7 million in current year catastrophe losses, partially offset by the impact from favorable quarter over quarter development of $15.1 million on prior years' attritional losses related to run-off umbrella and construction liability business. The $16.7 million of current year catastrophe losses for the three months ended June 30, 2016 were due to the U.S. storms ($15.0 million) and the Fort McMurray Canada wildfire ($1.7 million). There were no current year catastrophe losses for the three months ended June 30, 2015.

Incurred losses and LAE increased by 26.6% to $243.4 million for the six months ended June 30, 2016 compared to $192.4 million for the six months ended June 30, 2015, mainly due to an increase of $47.0 million in current year attritional losses, primarily related to the impact of the increase in premiums earned and the impact of affiliated quota share agreements, and an increase of $16.7 million in current year catastrophe losses, partially offset by the impact from favorable year over year development of $12.5 million in prior year attritional losses related to run-off umbrella and construction liability business.  The $16.7 million of current year catastrophe losses for the six months ended June 30, 2016 were due to the U.S. storms ($15.0 million) and the Fort McMurray Canada wildfire ($1.7 million).  There were no current year catastrophe losses for the six months ended June 30, 2015.

Segment Expenses.  Commission and brokerage decreased to ($4.1) million for the three months ended June 30, 2016 compared to $7.0 million for the three months ended June 30, 2015.  Commission and brokerage decreased to ($11.2) million for the six months ended June 30, 2016 compared to $11.2 million for the six months ended June 30, 2015.  The decreases were mainly due to the impact from affiliated quota share agreements and changes in mix of business.

Segment other underwriting expenses increased to $38.2 million for the three months ended June 30, 2016 compared to $31.7 million for the three months ended June 30, 2015 and increased to $76.2 million for the six months ended June 30, 2016 compared to $60.6 million for the six months ended June 30, 2015.  The increases were primarily due to the impact of the increases in premiums earned and increased expenses due to the build out of our insurance platform.

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

Interest Rate Risk.  Our $9.7 billion investment portfolio, at June 30, 2016, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $842.9 million of mortgage-backed securities in the $5,768.7 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $387.7 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates for mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At June 30, 2016
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$6,471.3	$6,313.0	$6,156.5	$5,989.3	$5,814.8
Market/Fair Value Change from Base (%)	5.1%	2.5%	0.0%	-2.7%	-5.5%
Change in Unrealized Appreciation
After-tax from Base ($)	$204.6	$101.7	$-	$(108.6)	$(222.0)

We had $8,247.8 million and $7,940.7 million of gross reserves for losses and LAE as of June 30, 2016 and December 31, 2015, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At June 30, 2016
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$781.5	$879.2	$976.9	$1,074.6	$1,172.3
After-tax Change in Fair/Market Value	(127.0)	(63.5)	-	63.5	127.0

Foreign Exchange Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S. ("foreign") operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Singapore and Canadian Dollars.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, the impact on the market value of available for sale fixed maturities due to changes in foreign currency exchange rates, in relation to functional currency, is reflected as part of other comprehensive income.  Conversely, the impact of changes in foreign currency exchange rates, in relation to functional currency, on other assets and liabilities is reflected through net income as a component of other income (expense).  In addition, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.

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

Dated: August 15, 2016