Form 10-Q
period 2016-09-30
EVEREST REINSURANCE HOLDINGS INC
filed 2016-11-14
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2016	Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
Delaware	22-3263609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer		Accelerated filer
Non-accelerated filer	X	Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At November 1, 2016
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2016 (unaudited) and
	December 31, 2015	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three and nine months ended September 30, 2016 and 2015 (unaudited)	2

	Consolidated Statements of Changes in Stockholder's Equity for the three and nine
	months ended September 30, 2016 and 2015 (unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2016 and 2015 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operation	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Mine Safety Disclosures	45

Item 5.	Other Information	45

Item 6.	Exhibits	46

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except par value per share)	2016	2015
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$6,014,941	$5,356,477
(amortized cost: 2016, $5,862,000; 2015, $5,335,472)
Fixed maturities - available for sale, at fair value	3,982	2,102
Equity securities - available for sale, at fair value	961,115	1,215,377
Short-term investments	188,359	563,536
Other invested assets (cost: 2016, $615,735 2015, $450,154)	615,735	450,154
Other invested assets, at fair value	1,725,367	1,773,214
Cash	285,178	155,429
Total investments and cash	9,794,677	9,516,289
Note receivable - affiliated	250,000	250,000
Accrued investment income	47,699	41,727
Premiums receivable	1,288,137	1,129,656
Reinsurance receivables - unaffiliated	827,281	716,982
Reinsurance receivables - affiliated	3,771,322	3,742,105
Funds held by reinsureds	189,984	176,712
Deferred acquisition costs	77,725	92,651
Prepaid reinsurance premiums	869,282	772,686
Other assets	318,615	256,395
TOTAL ASSETS	$17,434,722	$16,695,203

LIABILITIES:
Reserve for losses and loss adjustment expenses	$8,306,404	$7,940,720
Unearned premium reserve	1,448,915	1,349,799
Funds held under reinsurance treaties	113,566	101,531
Losses in the course of payment	127,976	125,592
Commission reserves	71,518	51,873
Other net payable to reinsurers	1,020,995	1,225,260
4.868% Senior notes due 6/1/2044	396,684	396,594
6.6% Long term notes due 5/1/2067	236,438	236,364
Accrued interest on debt and borrowings	12,341	3,537
Income taxes	163,956	68,024
Unsettled securities payable	66,976	15,040
Other liabilities	227,998	249,658
Total liabilities	12,193,767	11,763,992

Commitments and Contingencies (Note 5)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2016 and 2015)	-	-
Additional paid-in capital	384,974	374,789
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $29,808 at 2016 and ($33,458) at 2015	55,349	(62,136)
Retained earnings	4,800,632	4,618,558
Total stockholder's equity	5,240,955	4,931,211
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$17,434,722	$16,695,203

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$556,653	$546,050	$1,527,433	$1,588,536
Net investment income	64,570	63,363	196,887	206,869
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(836)	(10,502)	(25,242)	(43,433)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Realized gain(loss) on sale of subsidiary	(28,032)	94,704	(28,032)	94,704
Other net realized capital gains (losses)	(21,195)	(205,897)	(34,001)	(100,445)
Total net realized capital gains (losses)	(50,063)	(121,695)	(87,275)	(49,174)
Other income (expense)	(13,208)	10,828	(10,806)	38,950
Total revenues	557,952	498,546	1,626,239	1,785,181

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	301,603	370,754	936,201	1,002,513
Commission, brokerage, taxes and fees	85,563	72,151	226,511	241,635
Other underwriting expenses	64,149	56,953	181,706	157,069
Corporate expenses	1,835	1,637	6,181	5,031
Interest, fee and bond issue cost amortization expense	8,859	8,859	26,576	26,576
Total claims and expenses	462,009	510,354	1,377,175	1,432,824

INCOME (LOSS) BEFORE TAXES	95,943	(11,808)	249,064	352,357
Income tax expense (benefit)	21,145	(7,149)	66,990	107,306

NET INCOME (LOSS)	$74,798	$(4,659)	$182,074	$245,051

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	3,808	(29,878)	62,672	(49,866)
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	(2,767)	11,625	23,085	48,951
Total URA(D) on securities arising during the period	1,041	(18,253)	85,757	(915)

Foreign currency translation adjustments	(2,642)	(27,473)	27,779	(44,636)

Benefit plan actuarial net gain (loss) for the period	-	-	-	-
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	1,268	1,556	3,949	4,769
Total benefit plan net gain (loss) for the period	1,268	1,556	3,949	4,769
Total other comprehensive income (loss), net of tax	(333)	(44,170)	117,485	(40,782)

COMPREHENSIVE INCOME (LOSS)	$74,465	$(48,829)	$299,559	$204,269

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER'S EQUITY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share amounts)	2016	2015	2016	2015
	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$382,537	$369,284	$374,789	$362,293
Share-based compensation plans	2,437	3,282	10,185	10,273
Balance, end of period	384,974	372,566	384,974	372,566

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	55,682	7,907	(62,136)	4,519
Net increase (decrease) during the period	(333)	(44,170)	117,485	(40,782)
Balance, end of period	55,349	(36,263)	55,349	(36,263)

RETAINED EARNINGS:
Balance, beginning of period	4,725,834	4,455,615	4,618,558	4,205,905
Net income (loss)	74,798	(4,659)	182,074	245,051
Balance, end of period	4,800,632	4,450,956	4,800,632	4,450,956

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$5,240,955	$4,787,259	$5,240,955	$4,787,259

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(Dollars in thousands)	2016	2015
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$182,074	$245,051
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(155,717)	(225,922)
Decrease (increase) in funds held by reinsureds, net	(948)	589
Decrease (increase) in reinsurance receivables	(120,745)	(169,328)
Decrease (increase) in income taxes	33,279	(212)
Decrease (increase) in prepaid reinsurance premiums	(94,400)	(44,177)
Increase (decrease) in reserve for losses and loss adjustment expenses	322,226	107,006
Increase (decrease) in unearned premiums	94,847	34,627
Increase (decrease) in other net payable to reinsurers	(209,260)	(50,813)
Increase (decrease) in losses in course of payment	1,860	133,244
Change in equity adjustments in limited partnerships	(17,067)	(16,409)
Distribution of limited partnership income	31,739	36,883
Change in other assets and liabilities, net	(124,955)	(2,719)
Non-cash compensation expense	7,453	6,303
Amortization of bond premium (accrual of bond discount)	13,754	13,978
Amortization of underwriting discount on senior notes	3	3
Net realized capital (gains) losses	87,275	49,174
Net cash provided by (used in) operating activities	51,418	117,278

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	572,224	696,268
Proceeds from fixed maturities sold - available for sale, at market value	433,655	418,284
Proceeds from fixed maturities sold - available for sale, at fair value	1,587	1,824
Proceeds from equity securities sold - available for sale, at market value	-	16
Proceeds from equity securities sold - available for sale, at fair value	531,894	442,276
Proceeds from sale of subsidiary (net of cash disposed)	47,721	3,934
Distributions from other invested assets	1,119,428	36,130
Cost of fixed maturities acquired - available for sale, at market value	(1,516,092)	(1,403,187)
Cost of fixed maturities acquired - available for sale, at fair value	(3,940)	(234)
Cost of equity securities acquired - available for sale, at fair value	(253,041)	(442,306)
Cost of other invested assets acquired	(1,299,682)	(49,575)
Net change in short-term investments	376,832	176,876
Net change in unsettled securities transactions	40,771	(12,069)
Net cash provided by (used in) investing activities	51,357	(131,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	2,732	3,970
Net cash provided by (used in) financing activities	2,732	3,970

EFFECT OF EXCHANGE RATE CHANGES ON CASH	24,242	(37,328)

Net increase (decrease) in cash	129,749	(47,843)
Cash, beginning of period	155,429	323,975
Cash, end of period	$285,178	$276,132

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$30,877	$104,727
Interest paid	17,608	17,608

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2016 and 2015

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

During the third quarter of 2016, the Company established domestic subsidiaries, Everest Premier Insurance Company ("Everest Premier") and Everest Denali Insurance Company ("Everest Denali"), which will be used in the continued expansion of the Insurance operations.

Effective August 24, 2016, the Company sold its wholly-owned subsidiary, Heartland Crop Insurance Company ("Heartland"), a managing agent for crop insurance, to CGB Diversified Services, Inc. ("CGB"). The operating results of Heartland for the period owned are included within the Company's financial statements.

Effective July 13, 2015, the Company sold all of the outstanding shares of capital stock of a wholly-owned subsidiary entity, Mt. McKinley Insurance Company ("Mt. McKinley"), to Clearwater Insurance Company. The operating results of Mt. McKinley for the three and nine months ended September 30, 2015 are included within the Company's financial statements.

2. BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2016 and 2015 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), has been omitted since it is not required for interim reporting purposes. The December 31, 2015 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2015, 2014 and 2013 included in the Company's most recent Form 10-K filing.

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

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments ("OTTI") in accumulated other comprehensive income ("AOCI") are as follows for the periods indicated:

	At September 30, 2016
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$423,167	$6,471	$(470)	$429,168	$-
Obligations of U.S. states and political subdivisions	725,149	40,657	(802)	765,004	-
Corporate securities	2,192,089	57,124	(10,576)	2,238,637	3,802
Asset-backed securities	167,721	1,316	(12)	169,025	-
Mortgage-backed securities
Commercial	75,965	1,567	(35)	77,497	-
Agency residential	750,339	7,983	(875)	757,447	-
Non-agency residential	89	14	-	103	-
Foreign government securities	530,381	29,667	(6,127)	553,921	-
Foreign corporate securities	997,100	34,616	(7,577)	1,024,139	327
Total fixed maturity securities	$5,862,000	$179,415	$(26,474)	$6,014,941	$4,129
Equity securities	$-	$-	$-	$-	$-

	At December 31, 2015
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$329,281	$2,422	$(718)	$330,985	$-
Obligations of U.S. states and political subdivisions	669,945	34,020	(890)	703,075	-
Corporate securities	2,011,997	27,286	(70,725)	1,968,558	(86)
Asset-backed securities	145,755	290	(1,063)	144,982	-
Mortgage-backed securities
Commercial	61,527	1,430	(511)	62,446	-
Agency residential	714,907	3,994	(6,603)	712,298	-
Non-agency residential	126	24	-	150	-
Foreign government securities	447,244	24,255	(8,425)	463,074	-
Foreign corporate securities	954,690	27,616	(11,397)	970,909	17
Total fixed maturity securities	$5,335,472	$121,337	$(100,332)	$5,356,477	$(69)

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

	At September 30, 2016		At December 31, 2015
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$350,845	$349,366	$330,029	$330,509
Due after one year through five years	2,916,564	2,967,946	2,617,079	2,618,056
Due after five years through ten years	803,666	833,389	870,266	856,230
Due after ten years	796,811	860,168	595,783	631,806
Asset-backed securities	167,721	169,025	145,755	144,982
Mortgage-backed securities
Commercial	75,965	77,497	61,527	62,446
Agency residential	750,339	757,447	714,907	712,298
Non-agency residential	89	103	126	150
Total fixed maturity securities	$5,862,000	$6,014,941	$5,335,472	$5,356,477

The changes in net unrealized appreciation (depreciation) for the Company's investments are derived from the following sources for the periods as indicated:

	Three Months Eded		Nine Months Eded
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$4,047	$(28,103)	$127,736	$(11,164)
Fixed maturity securities, other-than-temporary impairment	(2,444)	22	4,199	9,757
Equity Securities	-	-	-	(1)
Change in unrealized appreciation (depreciation), pre-tax	1,603	(28,081)	131,935	(1,408)
Deferred tax benefit (expense)	(1,418)	9,835	(44,709)	3,907
Deferred tax benefit (expense), other-than-temporary impairment	856	(7)	(1,469)	(3,414)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$1,041	$(18,253)	$85,757	$(915)

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at September 30, 2016 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$42,928	$(470)	$-	$-	$42,928	$(470)
Obligations of U.S. states and political subdivisions	72,100	(391)	633	(411)	72,733	(802)
Corporate securities	185,486	(2,571)	185,850	(8,005)	371,336	(10,576)
Asset-backed securities	-	-	17,850	(12)	17,850	(12)
Mortgage-backed securities
Commercial	1,511	(3)	3,282	(32)	4,793	(35)
Agency residential	48,246	(106)	99,400	(769)	147,646	(875)
Non-agency residential	-	-	-	-	-	-
Foreign government securities	14,728	(261)	61,698	(5,866)	76,426	(6,127)
Foreign corporate securities	83,716	(2,070)	69,922	(5,507)	153,638	(7,577)
Total fixed maturity securities	$448,715	$(5,872)	$438,635	$(20,602)	$887,350	$(26,474)
Equity securities	-	-	-	-	-	-
Total	$448,715	$(5,872)	$438,635	$(20,602)	$887,350	$(26,474)

	Duration of Unrealized Loss at September 30, 2016 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$14,922	$(259)	$23,232	$(3,449)	$38,154	$(3,708)
Due in one year through five years	185,270	(3,363)	246,906	(13,503)	432,176	(16,866)
Due in five years through ten years	119,725	(1,682)	46,244	(2,792)	165,969	(4,474)
Due after ten years	79,041	(459)	1,721	(45)	80,762	(504)
Asset-backed securities	-	-	17,850	(12)	17,850	(12)
Mortgage-backed securities	49,757	(109)	102,682	(801)	152,439	(910)
Total fixed maturity securities	$448,715	$(5,872)	$438,635	$(20,602)	$887,350	$(26,474)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at September 30, 2016 were $887,350 thousand and $26,474 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at September 30, 2016, did not exceed 0.9% of the overall market value of the Company's fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $5,872 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were primarily comprised of domestic and foreign corporate securities.  The majority of these unrealized losses are attributable to net unrealized foreign exchange losses, $5,564 thousand, as the U.S. dollar has strengthened against other currencies.  The $20,602 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities and foreign government securities.  The majority of these unrealized losses are attributable to net unrealized foreign exchange losses, $19,030 thousand, as the U.S. dollar has strengthened against other currencies.  The Company did not have any sub-prime or alt-A loans with gross unrealized depreciation at September 30, 2016.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

Other invested assets, at fair value, as of September 30, 2016, and December 31, 2015, were comprised of preferred shares held in Everest Preferred International Holdings ("Preferred Holdings"), an affiliated company.

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Fixed maturities	$44,810	$46,414	$134,931	$140,829
Equity securities	7,870	8,004	25,752	26,638
Short-term investments and cash	296	220	851	705
Other invested assets
Limited partnerships	6,020	3,021	17,698	17,676
Dividends from Parent's shares	-	9,234	-	27,702
Dividends from preferred shares of affiliate	7,758	-	23,274	-
Other	522	(242)	339	1,366
Gross investment income before adjustments	67,276	66,651	202,845	214,916
Funds held interest income (expense)	1,090	940	4,718	4,326
Interest income from Parent	1,075	1,075	3,225	3,225
Gross investment income	69,441	68,666	210,788	222,467
Investment expenses	(4,871)	(5,303)	(13,901)	(15,598)
Net investment income	$64,570	$63,363	$196,887	$206,869

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

The Company had contractual commitments to invest up to an additional $279,126 thousand in limited partnerships at September 30, 2016.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2020.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Fixed maturity securities, market value:
Other-than-temporary impairments	$(836)	$(10,502)	$(25,242)	$(43,433)
Gains (losses) from sales	4,338	(6,636)	(10,273)	(30,362)
Fixed maturity securities, fair value:
Gains (losses) from sales	(1)	(17)	(1,855)	25
Gains (losses) from fair value adjustments	42	-	1,381	56
Equity securities, market value:
Gains (losses) from sales	-	-	-	1
Equity securities, fair value:
Gains (losses) from sales	5,452	(13,656)	(10,134)	(14,010)
Gains (losses) from fair value adjustments	16,063	(101,322)	34,725	(85,710)
Other invested assets, fair value:
Gains (losses) from fair value adjustments	(47,090)	(84,272)	(47,846)	29,549
Gain (loss) on sale of subsidiary	(28,032)	94,704	(28,032)	94,704
Short-term investment gains (losses)	1	6	1	6
Total net realized capital gains (losses)	$(50,063)	$(121,695)	$(87,275)	$(49,174)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Proceeds from sales of fixed maturity securities	$136,767	$130,284	$435,242	$420,108
Gross gains from sales	6,257	1,401	13,875	9,039
Gross losses from sales	(1,920)	(8,054)	(26,003)	(39,376)

Proceeds from sales of equity securities	$109,914	$138,799	$531,894	$442,292
Gross gains from sales	6,874	5,241	13,509	17,655
Gross losses from sales	(1,422)	(18,896)	(23,643)	(31,664)

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.   No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Due to the unavailability of prices for twenty eight private placement securities, the Company valued the twenty eight securities at $59,289 thousand at September 30, 2016.  Due to the unavailability of prices for two private placement securities, the Company valued the two securities at $3,593 thousand at December 31, 2015.

The Company internally manages a small public equity portfolio which had a fair value at September 30, 2016 and December 31, 2015 of $135,958 thousand and $131,219 thousand, respectively, and all prices were obtained from publically published sources.

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

Other invested assets, at fair value, was categorized as Level 3 at September 30, 2016 and December 31, 2015, since it represented a privately placed convertible preferred stock issued by an affiliate.  The stock was received in exchange for shares of the Company's parent, which were valued on a public securities exchange on December 21, 2015.  The fair value of the preferred stock at September 30, 2016 was determined using a pricing model and at December 31, 2015 represented the original exchange value.

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$429,168	$-	$429,168	$-
Obligations of U.S. States and political subdivisions	765,004	-	765,004	-
Corporate securities	2,238,637	-	2,182,342	56,295
Asset-backed securities	169,025	-	169,025	-
Mortgage-backed securities
Commercial	77,497	-	74,018	3,479
Agency residential	757,447	-	757,447	-
Non-agency residential	103	-	103	-
Foreign government securities	553,921	-	553,921	-
Foreign corporate securities	1,024,139	-	1,021,145	2,994
Total fixed maturities, market value	6,014,941	-	5,952,173	62,768

Fixed maturities, fair value	3,982	-	3,982	-
Equity securities, fair value	961,115	895,406	65,709	-
Other invested assets, fair value	1,725,367	-	-	1,725,367

There were no transfers between Level 1 and Level 2 for the nine months ended September 30, 2016.

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

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended September 30, 2016				Nine Months Ended September 30, 2016
	Corporate		Foreign		Corporate		Foreign
(Dollars in thousands)	Securities	CMBS	Corporate	Total	Securities	CMBS	Corporate	Total
Beginning balance	$32,410	$-	$2,021	$34,431	$3,933	$-	$1,593	$5,526
Total gains or (losses) (realized/unrealized)
Included in earnings	(12)	-	27	15	(22)	-	(970)	(992)
Included in other comprehensive income (loss)	(48)	(34)	(1,285)	(1,367)	(81)	(34)	140	25
Purchases, issuances and settlements	25,877	(40)	2,231	28,068	54,397	(40)	2,231	56,588
Transfers in and/or (out) of Level 3	(1,932)	3,553	-	1,621	(1,932)	3,553	-	1,621
Ending balance	$56,295	$3,479	$2,994	$62,768	$56,295	$3,479	$2,994	$62,768

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$(997)	$(997)

(Some amounts may not reconcile due to rounding.)

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Corporate	Foreign		Corporate		Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	CMBS	Corporate	Total
Beginning balance	$1,958	$7,837	$9,795	$-	$8,597	$7,166	$15,763
Total gains or (losses) (realized/unrealized)
Included in earnings	(6)	62	56	(2)	-	177	175
Included in other comprehensive income (loss)	(93)	(1,287)	(1,380)	(95)	-	(1,216)	(1,311)
Purchases, issuances and settlements	1,723	-	1,723	3,651	-	-	3,651
Transfers in and/or (out) of Level 3	1,693	(487)	1,206	1,721	(8,597)	(2)	(6,878)
Ending balance	$5,275	$6,125	$11,400	$5,275	$-	$6,125	$11,400

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held at the
reporting date	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) level 3, fair value measurements using significant unobservable inputs were $1,621 thousand and ($6,878) thousand of investments for the nine months ended September 30, 2016 and 2015, respectively.  The $1,621 thousand relates to the net impact of securities no longer priced by a recognized pricing service.  The ($6,878) thousand primarily related to securities that were priced using single non-binding broker quotes as of December 31, 2014.  The securities were subsequently priced using a recognized pricing service as of September 30, 2015, and were classified as level 2 as of that date.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by other invested assets, for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Other invested assets, fair value:
Beginning balance	$1,772,458	$-	$1,773,214	$-
Total gains or (losses) (realized/unrealized)
Included in earnings	(47,090)	-	(47,846)	-
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$1,725,367	$-	$1,725,367	$-

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At September 30,	At December 31,
(Dollars in thousands)	2016	2015
The Prudential	$140,826	$142,427
Unaffiliated life insurance company	33,195	33,062

6.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$8,305	$(2,909)	$5,396	$92,221	$(32,279)	$59,942
URA(D) on securities - OTTI	(2,444)	856	(1,588)	4,199	(1,469)	2,730
Reclassification of net realized losses (gains) included in net income (loss)	(4,258)	1,491	(2,767)	35,515	(12,430)	23,085
Foreign currency translation adjustments	(4,066)	1,424	(2,642)	42,741	(14,962)	27,779
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of amortization of net gain (loss) included in net income (loss)	1,951	(683)	1,268	6,076	(2,127)	3,949
Total other comprehensive income (loss)	$(512)	$179	$(333)	$180,752	$(63,267)	$117,485

(Some amounts may not reconcile due to rounding)

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(45,240)	$15,347	$(29,893)	$(84,958)	$28,749	$(56,209)
URA(D) on securities - OTTI	22	(7)	15	9,757	(3,414)	6,343
Reclassification of net realized losses (gains) included in net income (loss)	17,137	(5,512)	11,625	73,793	(24,842)	48,951
Foreign currency translation adjustments	(42,266)	14,793	(27,473)	(68,670)	24,034	(44,636)
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of amortization of net gain (loss) included in net income (loss)	2,393	(837)	1,556	7,336	(2,567)	4,769
Total other comprehensive income (loss)	$(67,954)	$23,784	$(44,170)	$(62,742)	$21,960	$(40,782)

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Affected line item within the statements of
AOCI component	2016	2015	2016	2015	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$(4,258)	$17,137	$35,515	$73,793	Other net realized capital gains (losses)
	1,491	(5,512)	(12,430)	(24,842)	Income tax expense (benefit)
	$(2,767)	$11,625	$23,085	$48,951	Net income (loss)

Benefit plan net gain (loss)	$1,951	$2,393	$6,076	$7,336	Other underwriting expenses
	(683)	(837)	(2,127)	(2,567)	Income tax expense (benefit)
	$1,268	$1,556	$3,949	$4,769	Net income (loss)

(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Nine Months Ended	Twelve Months Ended
	September 30,	December 31,
(Dollars in thousands)	2016	2015

Beginning balance of URA (D) on securities	$13,654	$37,628
Current period change in URA (D) of investments - temporary	83,027	(30,257)
Current period change in URA (D) of investments - non-credit OTTI	2,730	6,283
Ending balance of URA (D) on securities	99,411	13,654

Beginning balance of foreign currency translation adjustments	(12,701)	41,877
Current period change in foreign currency translation adjustments	27,779	(54,578)
Ending balance of foreign currency translation adjustments	15,078	(12,701)

Beginning balance of benefit plan net gain (loss)	(63,089)	(74,986)
Current period change in benefit plan net gain (loss)	3,949	11,897
Ending balance of benefit plan net gain (loss)	(59,140)	(63,089)

Ending balance of accumulated other comprehensive income (loss)	$55,349	$(62,136)

7.  REINSURANCE AND TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re's investments as collateral, as security for assumed losses payable to a non-affiliated ceding company.  At September 30, 2016, the total amount on deposit in the trust account was $349,867 thousand.

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

				September 30, 2016		December 31, 2015
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior notes	06/05/2014	06/01/2044	400,000	$396,684	$423,660	$396,594	$381,204

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044. Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Interest expense incurred	$4,868	$4,868	$14,604	$14,604

9.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings' outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		September 30, 2016		December 31, 2015
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$236,438	$197,706	$236,364	$208,978

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Interest expense incurred	$3,937	$3,937	$11,811	$11,811

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Nine Months Ended
U.S. Reinsurance	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Gross written premiums	$654,770	$601,570	$1,597,006	$1,615,276
Net written premiums	327,242	247,352	711,700	672,753

Premiums earned	$249,203	$235,275	$709,064	$726,113
Incurred losses and LAE	137,245	109,137	363,567	337,065
Commission and brokerage	48,107	48,881	147,968	141,948
Other underwriting expenses	14,265	13,718	39,856	37,054
Underwriting gain (loss)	$49,586	$63,539	$157,673	$210,046

	Three Months Ended		Nine Months Ended
International	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Gross written premiums	$353,195	$374,138	$939,851	$1,019,406
Net written premiums	141,295	147,991	353,449	417,071

Premiums earned	$128,358	$135,130	$372,816	$433,751
Incurred losses and LAE	41,830	128,454	206,672	339,926
Commission and brokerage	30,193	27,936	82,443	93,178
Other underwriting expenses	9,219	9,128	25,011	25,292
Underwriting gain (loss)	$47,116	$(30,388)	$58,690	$(24,645)

	Three Months Ended		Nine Months Ended
Insurance	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Gross written premiums	$497,958	$473,003	$1,276,761	$1,130,233
Net written premiums	154,079	203,730	462,791	490,140

Premiums earned	$179,092	$175,645	$445,553	$428,672
Incurred losses and LAE	122,528	133,163	365,962	325,522
Commission and brokerage	7,263	(4,666)	(3,900)	6,509
Other underwriting expenses	40,665	34,107	116,839	94,723
Underwriting gain (loss)	$8,636	$13,041	$(33,348)	$1,918

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Underwriting gain (loss)	$105,338	$46,192	$183,015	$187,319
Net investment income	64,570	63,363	196,887	206,869
Net realized capital gains (losses)	(50,063)	(121,695)	(87,275)	(49,174)
Corporate expense	(1,835)	(1,637)	(6,181)	(5,031)
Interest, fee and bond issue cost amortization expense	(8,859)	(8,859)	(26,576)	(26,576)
Other income (expense)	(13,208)	10,828	(10,806)	38,950
Income (loss) before taxes	$95,943	$(11,808)	$249,064	$352,357

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Canada gross written premiums	$35,856	$31,903	$94,072	$85,575

No other country represented more than 5% of the Company's revenues.

11.  RELATED-PARTY TRANSACTIONS

Parent

Group entered into a $250,000 thousand long term promissory note agreement with Holdings as of December 31, 2014.  The note will mature on December 31, 2023 and has an interest rate of 1.72% that will be paid annually, on December 15th of each year. This transaction is presented as a Note Receivable – Affiliated in the Consolidated Balance Sheets of Holdings.  Interest income in the amount of $3,225 thousand and $3,225 thousand was recorded by Holdings for the nine months ended September 30, 2016, and September 30, 2015, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Dividends received on Parent shares	$-	$9,234	$-	$27,702
Dividends received on preferred stock of affiliate	7,758	-	23,274	-

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

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Expenses incurred	$21,242	$20,359	$62,701	$58,555

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada and Lloyd's syndicate 2786 for the periods indicated:

	Three Months Ended		Nine Months Ended
Bermuda Re	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Ceded written premiums	$685,798	$646,001	$1,746,976	$1,713,502
Ceded earned premiums	585,993	591,656	1,718,295	1,708,807
Ceded losses and LAE (a)	344,789	343,660	1,039,932	984,371

	Three Months Ended		Nine Months Ended
Everest International	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Ceded written premiums	$(5)	$168	$26	$313
Ceded earned premiums	(3)	208	36	441
Ceded losses and LAE	479	(724)	1,377	156

	Three Months Ended		Nine Months Ended
Everest Canada	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Assumed written premiums	$12,667	$11,046	$39,094	$29,533
Assumed earned premiums	11,611	9,174	34,740	26,498
Assumed losses and LAE	13,287	4,041	34,714	15,062

	Three Months Ended		Nine Months Ended
Lloyd's Syndicate 2786	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Assumed written premiums	$351	$-	$890	$-
Assumed earned premiums	173	-	289	-
Assumed losses and LAE	-	-	-	-

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

	Three Months Ended		Nine Months Ended
Mt. Logan Re Segregated Accounts	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Ceded written premiums	$57,911	$68,078	$128,292	$162,640
Ceded earned premiums	44,548	55,234	118,776	141,668
Ceded losses and LAE	7,420	17,071	32,750	38,542

Assumed written premiums	5,032	4,230	11,666	11,626
Assumed earned premiums	5,032	4,230	11,666	11,626
Assumed losses and LAE	-	-	-	-

12. RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Service cost	$2,731	$3,203	$8,524	$9,398
Interest cost	2,371	2,758	7,093	7,926
Expected return on plan assets	(2,789)	(2,904)	(7,757)	(8,710)
Amortization of prior service cost	-	4	-	15
Amortization of net (income) loss	1,984	2,312	6,012	6,824
Net periodic benefit cost	$4,297	$5,373	$13,872	$15,453

Other Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Service cost	$354	$498	$1,230	$1,498
Interest cost	252	329	844	987
Amortization of prior service costs	(33)	-	(33)	-
Amortization of net (income) loss	-	76	96	497
Net periodic benefit cost	$573	$903	$2,137	$2,982

The Company contributed $30,000 thousand to the qualified pension benefit plan for the three and nine months ended September 30, 2016.  The Company did not make any contributions to the qualified pension benefit plan for the three and nine months ended September 30, 2015.

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

14.  DISPOSITION

The Company sold Heartland, its crop Managing General Agent to CGB for $49,000 thousand.  The sale agreement includes a provision for a long term strategic reinsurance relationship with CGB.  The Company has recognized an after-tax loss on the sale of Heartland of $12,942 thousand.  Under the terms of the reinsurance arrangement, there will not be a material fluctuation in the level of crop business, although it will be reflected as reinsurance rather than insurance.

15.  SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events.  During the early part of October, Hurricane Matthew impacted the Caribbean and the southeastern United States.  Based upon current early overall industry loss projections of $3 billion to $9 billion and applying the Company's estimated market share, the Company's best estimated range of loss from this event is $25,000 thousand to $75,000 thousand.  The Company does not have any other subsequent events to report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Industry Conditions.
The worldwide reinsurance and insurance businesses are highly competitive, as well as cyclical by product and market.  As such, financial results tend to fluctuate with periods of constrained availability, higher rates and stronger profits followed by periods of abundant capacity, lower rates and constrained profitability.  Competition in the types of reinsurance and insurance business that we underwrite is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer or insurer by A.M. Best and/or Standard & Poor's, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written.  Furthermore, the market impact from these competitive factors related to reinsurance and insurance is generally not consistent across lines of business, domestic and international geographical areas and distribution channels.

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  Although there have been flooding and wind storm events and earthquakes in parts of the world, the overall 2013, 2014 and 2015 catastrophe losses for the industry were considerably lower than average.  During the first half of 2016, there has been an increase in catastrophes, such as the Fort McMurray Canadian wildfire, storms and an earthquake in Ecuador; however, the aggregate of these losses are below historical levels of catastrophe losses.  This lower level of losses, combined with increased competition has resulted in downward pressure on insurance and reinsurance rates in certain geographical areas.  During the first part of October, Hurricane Matthew affected a large area of the Caribbean and southeastern United States.  While the future impact on market conditions from this storm cannot be determined at this time, it is unlikely to have a significant impact on the overall markets, but may impact affected areas.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder's equity for the periods indicated:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(Dollars in millions)	2016	2015	(Decrease)	2016	2015	(Decrease)
Gross written premiums	$1,505.9	$1,448.7	3.9%	$3,813.6	$3,764.9	1.3%
Net written premiums	622.6	599.1	3.9%	1,527.9	1,580.0	-3.3%

REVENUES:
Premiums earned	$556.7	$546.1	1.9%	$1,527.4	$1,588.5	-3.8%
Net investment income	64.6	63.4	1.9%	196.9	206.9	-4.8%
Net realized capital gains (losses)	(50.1)	(121.7)	-58.9%	(87.3)	(49.2)	77.5%
Other income (expense)	(13.2)	10.8	-222.0%	(10.8)	39.0	-127.7%
Total revenues	558.0	498.5	11.9%	1,626.2	1,785.2	-8.9%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	301.6	370.8	-18.7%	936.2	1,002.5	-6.6%
Commission, brokerage, taxes and fees	85.6	72.2	18.6%	226.5	241.6	-6.3%
Other underwriting expenses	64.1	57.0	12.6%	181.7	157.1	15.7%
Corporate expense	1.8	1.6	12.1%	6.2	5.0	22.9%
Interest, fee and bond issue cost amortization expense	8.9	8.9	0.0%	26.6	26.6	0.0%
Total claims and expenses	462.0	510.4	-9.5%	1,377.2	1,432.8	-3.9%

INCOME (LOSS) BEFORE TAXES	96.0	(11.8)	NM	249.1	352.4	-29.3%
Income tax expense (benefit)	21.1	(7.1)	NM	67.0	107.3	-37.6%
NET INCOME (LOSS)	$74.8	$(4.7)	NM	$182.1	$245.1	-25.7%

RATIOS:			Point Change			Point Change
Loss ratio	54.2%	67.9%	(13.7)	61.3%	63.1%	(1.8)
Commission and brokerage ratio	15.4%	13.2%	2.2	14.8%	15.2%	(0.4)
Other underwriting expense ratio	11.5%	10.4%	1.1	11.9%	9.9%	2.0
Combined ratio	81.1%	91.5%	(10.4)	88.0%	88.2%	(0.2)

				At	At	Percentage
				September 30,	December 31,	Increase/
(Dollars in millions)				2016	2015	(Decrease)
Balance sheet data:
Total investments and cash				$9,794.7	$9,516.3	2.9%
Total assets				17,434.7	16,695.2	4.4%
Loss and loss adjustment expense reserves				8,306.4	7,940.7	4.6%
Total debt				633.1	633.0	0.0%
Total liabilities				12,193.8	11,764.0	3.7%
Stockholder's equity				5,241.0	4,931.2	6.3%

(Some amounts may not reconcile due to rounding)
(NM, not meaningful)

Revenues.

Premiums.  Gross written premiums increased by 3.9% to $1,505.9 million for the three months ended September 30, 2016, compared to $1,448.7 million for the three months ended September 30, 2015, reflecting, a $25.0 million, or 5.3%, increase in our insurance business, and a $32.3 million, or 3.3%, increase in our reinsurance business.  The rise in insurance premiums was primarily due to increases in most lines of business, as we have focused on expanding the insurance operations.  The increase in reinsurance premiums was mainly due to increases in treaty and facultative casualty business.  These increases were partially offset by lower premiums in treaty property business and a higher negative impact of $6.7 million from the year over year movement in foreign exchange rates.  Gross written premiums increased to $3,813.6 million for the nine months ended September 30, 2016, compared to $3,764.9 million for the nine months ended September 30, 2015, reflecting a $146.5 million, or 13.0%, increase in our insurance business, partially offset by a $97.8 million, or 3.7%, decrease in our reinsurance business.  The rise in insurance premiums was primarily due to increases in most lines of business, as we have focused on expanding the insurance operations.  The decline in reinsurance premiums was mainly due to a decrease in treaty property business, a decline in international premiums related to quota share agreements and a negative impact of $39.1 million from the year over year movement in foreign exchange rates.

Net written premiums increased by 3.9% to $622.6 million for the three months ended September 30, 2016, compared to $599.1 million for the three months ended September 30, 2015, and decreased by 3.3% to $1,527.9 million for the nine months ended September 30, 2016 compared to $1,580.0 million for the nine months ended September 30, 2015.  The quarter over quarter change is consistent with the change in gross written premiums, with some fluctuation for the nine months ended September 30, 2016, primarily due to higher utilization reinsurance for new insurance business and quota share agreements.  Premiums earned increased by 1.9% to $556.7 million for the three months ended September 30, 2016, compared to $546.1 million for the three months ended September 30, 2015, and decreased by 3.8% to $1,527.4 million for the nine months ended September 30, 2016, compared to $1,588.5 million for the nine months ended September 30, 2015.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income increased by 1.9% to $64.6 million for the three months ended September 30, 2016, compared with net investment income of $63.4 million for the three months ended September 30, 2015, and decreased by 4.8% to $196.9 million for nine months ended September 30, 2016, compared with net investment income of $206.9 million for the nine months ended September 30, 2015. The increase in income for the three months ended September 30, 2016 compared to the prior period was primarily due to higher income from our limited partnerships, partially offset by lower reinvestment rates for the fixed income portfolios. The decline in income and yield for the nine months ended September 30, 2016 compared to the prior period was primarily the result of lower reinvestment rates for the fixed income portfolios.

Net Realized Capital Gains (Losses). Net realized capital losses were $50.1 million and $121.7 million for the three months ended September 30, 2016 and 2015, respectively. The net realized capital losses of $50.1 million were comprised of $30.9 million of losses from fair value re-measurements on fixed maturity securities, equity securities and other invested assets, net realized capital losses of $28.0 million from the sale of our Heartland subsidiary and $0.8 million of other-than-temporary impairments, partially offset by $9.6 million of gains from sales on our fixed maturity and equity securities.  The $121.7 million was comprised of $185.6 million of losses from fair value re-measurements on equity securities and other invested assets, $20.3 million of losses from sales on our fixed maturity and equity securities and $10.5 million of other-than-temporary impairments, partially offset by a $94.7 million gain on the sale of a subsidiary.

Net realized capital losses were $87.3 million and $49.2 million for the nine months ended September 30, 2016 and 2015, respectively. The net realized capital losses of $87.3 million were comprised of net realized capital losses of $28.0 million from the sale of our Heartland subsidiary, $25.2 million of other-than-temporary impairment, $22.4 million of losses from sales on our fixed maturity and equity securities and $11.7 million of losses from fair value re-measurements on fixed maturity securities, equity securities and other invested assets. The $49.2 million was comprised of $56.1 million of losses from fair value re-measurements on fixed maturity securities, equity securities and other invested assets, $44.3 million of losses from sales on our fixed maturity and equity securities and $43.4 million of other-than-temporary impairments, partially offset by a $94.7 million gain on the sale of a subsidiary.

Other Income (Expense).  We recorded other expense of $13.2 million and $10.8 million for the three and nine months ended September 30, 2016, respectively.  We recorded other income of $10.8 million and $39.0 million for the three and nine months ended September 30, 2015, respectively.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following tables present our incurred losses and loss adjustment expenses ("LAE") for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$300.4	54.0%		$0.1	0.0%		$300.6	54.0%
Catastrophes	20.9	3.8%		(19.8)	-3.6%		1.0	0.2%
Total segment	$321.3	57.8%		$(19.7)	-3.6%		$301.6	54.2%

2015
Attritional	$351.1	64.4%		$3.3	0.6%		$354.4	65.0%
Catastrophes	17.2	3.1%		(0.9)	-0.2%		16.3	2.9%
Total segment	$368.3	67.5%		$2.4	0.4%		$370.8	67.9%

Variance 2016/2015
Attritional	$(50.7)	(10.4)	pts	$(3.2)	(0.6)	pts	$(53.8)	(11.0)	pts
Catastrophes	3.7	0.7	pts	(18.9)	(3.4)	pts	(15.3)	(2.7)	pts
Total segment	$(47.0)	(9.7)	pts	$(22.1)	(4.0)	pts	$(69.2)	(13.7)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$894.7	58.5%		$0.9	0.1%		$895.6	58.6%
Catastrophes	77.6	5.1%		(37.0)	-2.4%		40.6	2.7%
Total segment	$972.3	63.6%		$(36.1)	-2.3%		$936.2	61.3%

2015
Attritional	$973.2	61.3%		$2.0	0.1%		$975.2	61.4%
Catastrophes	35.3	2.2%		(8.0)	-0.5%		27.3	1.7%
Total segment	$1,008.5	63.5%		$(6.0)	-0.4%		$1,002.5	63.1%

Variance 2016/2015
Attritional	$(78.5)	(2.8)	pts	$(1.1)	-	pts	$(79.6)	(2.8)	pts
Catastrophes	42.3	2.9	pts	(29.0)	(1.9)	pts	13.3	1.0	pts
Total segment	$(36.2)	0.1	pts	$(30.1)	(1.9)	pts	$(66.3)	(1.8)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 18.7% to $301.6 million for the three months ended September 30, 2016 compared to $370.8 million for the three months ended September 30, 2015, primarily due to a decrease in current year attritional losses of $50.7 million, as the 2015 attritional loss ratio reflected a $21.6 million loss estimate for the explosions at the Chinese Port of Tianjin, $18.9 million of more favorable development on prior years' catastrophe losses and a $3.2 million decrease in prior years attritional losses, partially offset by a $3.7 million increase in current year catastrophe losses.  The $19.8 million favorable loss development for prior years' catastrophes for the three months ended September 30, 2016 related primarily to the 2015 Chilean earthquake ($12.5 million) and the 2013 U.S. storms ($6.0 million).  The current year catastrophe losses of $20.9 million for the three months ended September 30, 2016 were related to Hurricane Hermine ($6.8 million), U.S. Storms ($6.6 million), the Fort McMurray Canada Wildfire ($5.0 million), the Taiwan earthquake ($2.3 million) and the Ecuador earthquake ($0.2 million). The current year catastrophe losses of $17.2 million for the three months ended September 30, 2015 primarily related to the 2015 Chilean earthquake ($17.4 million).

Incurred losses and LAE decreased slightly to $936.2 million for the nine months ended September 30, 2016 compared to $1,002.5 million for the nine months ended September 30, 2015, primarily due to a decrease in current year attritional losses of $78.5 million and more favorable development on prior years' catastrophe losses of $29.0 million compared to the prior year, partially offset by an increase of $42.3 million in current year catastrophe losses.  The $78.5 million decline in the current year attritional losses was primarily due to the $21.6 million attritional losses in 2015 related to the explosions at the Chinese Port of Tianjin and the 3.8% decline in premiums earned.  The $37.0 million of favorable prior years catastrophe losses for the nine months ended September 30, 2016 related primarily to the 2011 Japanese earthquake ($15.5 million), the 2015 Chilean earthquake ($12.4 million), and the 2013 U.S. storms ($4.8 million).  The current year catastrophe losses of $77.6 million for the nine months ended September 30, 2016 were related to the Fort McMurray Canada Wildfire ($26.9 million), the 2016 U.S. Storms ($24.9 million), the Ecuador earthquake ($11.6 million), the 2016 Taiwan earthquake ($7.5 million) and Hurricane Hermine ($6.8 million). The current year catastrophe losses of $35.3 million for the nine months ended September 30, 2015 primarily related to the 2015 Chilean earthquake ($17.4 million), Northern Chile storms ($9.8 million) and the New South Wales storms ($8.0 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by 18.6% to $85.6 million for the three months ended September 30, 2016 compared to $72.2 million for the three months ended September 30, 2015.  Commission, brokerage, taxes and fees decreased by 6.3% to $226.5 million for the nine months ended September 30, 2016 compared to $241.6 million for the nine months ended September 30, 2015.  These variances were primarily due to the impact of the changes in premiums earned and changes in the mix of business.

Other Underwriting Expenses.  Other underwriting expenses were $64.1 million and $57.0 million for the three months ended September 30, 2016 and 2015, respectively. Other underwriting expenses were $181.7 million and $157.1 million for the nine months ended September 30, 2016 and 2015, respectively. The increases in other underwriting expenses were mainly due to costs incurred related to the expansion of the insurance operations.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $1.8 million and $1.6 million for the three months ended September 30, 2016 and 2015, respectively, and $6.2 million and $5.0 million for the nine months ended September 30, 2016 and 2015, respectively.  The increases in corporate expenses were mainly due to increased compensation and benefit expenses.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $8.9 million for three months ended September 30, 2016 and 2015.  Interest, fees and other bond amortization expense was $26.6 million for nine months ended September 30, 2016 and 2015, respectively.

Income Tax Expense (Benefit).  Income tax expense was $21.1 million and income tax benefits were $7.1 million for the three months ended September 30, 2016 and 2015, respectively.  Income tax expense was $67.0 million and $107.3 million for the nine months ended September 30, 2016 and 2015, respectively.  Income tax expense is primarily a function of the geographic location of the Company's pre-tax income and the statutory tax rates in those jurisdictions, as affected by tax-exempt investment income.  Variations in the income tax expense generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.  The increase in income tax expenses for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 were mainly due to the decrease in losses incurred and lower capital losses.

Net Income (Loss).
Our net income was $74.8 million and our net loss was $4.7 million for the three months ended September 30, 2016 and 2015, respectively.  Our net income was $182.1 million and $245.1 million for the nine months ended September 30, 2016 and 2015, respectively. The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio decreased by 10.4 points to 81.1% for the three months ended September 30, 2016, compared to 91.5% for the three months ended September 30, 2015, and decreased by 0.2 points to 88.0% for the nine months ended September 30, 2016, compared to 88.2% for the nine months ended September 30, 2015.  The loss ratio component decreased by 13.7 points and 1.8 points for the three and nine months ended September 30, 2016, respectively, over the same period last year.  The change for the three month period was mainly due to lower current year attritional losses and favorable prior year development on catastrophe losses in 2016 compared to 2015.  The commission and brokerage ratio components increased 2.2 points and decreased 0.4 points for the three and nine months ended September 30, 2016, respectively, compared to the prior period due mainly to changes in the mix of business and the impact of affiliated quota share agreements.  The other underwriting expense ratio components increased 1.1 points and 2.0 points for the three and nine months ended September 30, 2016, respectively, over the same period last year mainly due to the increased focus on the expansion of the insurance business.

Stockholder's Equity.
Stockholders' equity increased by $309.7 million to $5,241.0 million at September 30, 2016 from $4,931.2 million at December 31, 2015, principally as a result of $182.1 million of net income, $85.8 million of net unrealized appreciation on investments, net of tax, $27.8 million of net foreign currency translation adjustments, $10.2 million of share-based compensation transactions and $3.9 million of net benefit plan obligation adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income increased 1.9% to $64.6 million for the three months ended September 30, 2016 compared to $63.4 million for the three months ended September 30, 2015, primarily due to an increase in limited partnership income, partially offset by lower reinvestment rates for the fixed income portfolios.  Net investment income decreased by 4.8% to $196.9 million for the nine months ended September 30, 2016 compared to $206.9 million for the nine months ended September 30, 2015, primarily due to a decline in income from fixed maturities, reflective of lower reinvestment rates.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2016	2015	2016	2015
Fixed maturities	$44.8	$46.4	$134.9	$140.8
Equity securities	7.9	8.0	25.8	26.6
Short-term investments and cash	0.3	0.2	0.9	0.7
Other invested assets
Limited partnerships	6.0	3.0	17.7	17.7
Dividends from Parent's shares	-	9.2	-	27.7
Dividends from preferred shares of affiliate	7.8	-	23.3	-
Other	0.5	(0.2)	0.3	1.4
Gross investment income before adjustments	67.3	66.6	202.8	214.9
Funds held interest income (expense)	1.1	0.9	4.7	4.3
Interest income from Parent	1.1	1.0	3.2	3.2
Gross investment income	69.5	68.7	210.8	222.5
Investment expenses	(4.9)	(5.3)	(13.9)	(15.6)
Net investment income	$64.6	$63.4	$196.9	$206.9

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	September 30,	December 31,
	2016	2015
Imbedded pre-tax yield of cash and invested assets at December 31	3.0%	2.9%
Imbedded after-tax yield of cash and invested assets at December 31	2.1%	2.1%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Annualized pre-tax yield on average cash and invested assets	2.7%	3.1%	2.8%	3.3%
Annualized after-tax yield on average cash and invested assets	1.9%	2.1%	1.9%	2.3%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2016	2015	Variance	2016	2015	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$6.3	$1.4	$4.9	$13.9	$9.0	$4.9
Losses	(1.9)	(8.1)	6.2	(24.1)	(39.4)	15.3
Total	4.4	(6.7)	11.1	(10.3)	(30.4)	20.2

Fixed maturity securities, fair value
Gains	-	-	-	-	-	-
Losses	-	-	-	(1.9)	-	(1.9)
Total	-	-	-	(1.9)	-	(1.9)

Equity securities, fair value
Gains	6.9	5.3	1.6	13.5	17.7	(4.2)
Losses	(1.4)	(18.9)	17.5	(23.6)	(31.7)	8.1
Total	5.5	(13.6)	19.1	(10.1)	(14.0)	3.9

Total net realized gains (losses) from sales
Gains	13.2	6.6	6.6	27.4	26.7	0.7
Losses	(3.4)	(26.9)	23.5	(49.7)	(71.0)	21.3
Total	9.6	(20.3)	30.1	(22.4)	(44.3)	22.0

Gain (losses) on sale of subsidiary:	(28.0)	94.7	(122.7)	(28.0)	94.7	(122.7)

Other than temporary impairments:	(0.8)	(10.5)	9.7	(25.2)	(43.4)	18.2

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	0.1	-	0.1	1.4	0.1	1.3
Equity securities, fair value	16.0	(101.3)	117.3	34.7	(85.7)	120.4
Other invested assets, fair value	(47.0)	(84.3)	37.3	(47.8)	29.5	(77.3)
Total	(30.9)	(185.6)	154.7	(11.7)	(56.1)	44.4

Total net realized gains (losses)	$(50.1)	$(121.7)	$71.6	$(87.3)	$(49.2)	$(38.1)

(Some amounts may not reconcile due to rounding)

Net realized capital losses were $50.1 million and $121.7 million for the three months ended September 30, 2016 and 2015, respectively.  For the three months ended September 30, 2016, we recorded $30.9 million of net realized capital losses due to fair value re-measurements on fixed maturity securities, equity securities and other invested assets, net realized capital losses of $28.0 million from the sale of our Heartland subsidiary and $0.8 million of other-than-temporary impairments, partially offset by $9.6 million of net realized capital gains from sales of fixed maturity.  For the three months ended September 30, 2015, we recorded $185.6 million of net realized capital losses due to fair value re-measurements on equity securities and other invested assets, $20.3 million of net realized capital losses from sales of fixed maturity and equity securities and $10.5 million of other-than-temporary impairments, partially offset by a $94.7 million gain on the sale of a subsidiary.  The fixed maturity and equity sales for both periods related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

Net realized capital losses were $87.3 million and $49.2 million for the nine months ended September 30, 2016 and 2015, respectively.  For the nine months ended September 30, 2016, we recorded a net realized capital losses of $28.0 million from the sale of our Heartland subsidiary, $25.2 million of other-than-temporary impairments, $22.4 million of net realized capital losses from sales of fixed maturity and equity securities and $11.7 million of net realized capital losses due to fair value re-measurements on fixed maturity securities, equity securities and other invested assets.  For the nine months ended September 30, 2015, we recorded $56.1 million of net realized capital losses due to fair value re-measurements on fixed maturity securities, equity securities and other invested assets, $44.3 million of net realized capital losses from sales of fixed maturity and equity securities and $43.4 million of other-than-temporary impairments, partially offset by a $94.7 million gain on the sale of a subsidiary.  The fixed maturity and equity sales for both periods related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Gross written premiums	$654.8	$601.6	$53.2	8.8%	$1,597.0	$1,615.3	$(18.3)	-1.1%
Net written premiums	327.2	247.4	79.9	32.3%	711.7	672.8	38.9	5.8%

Premiums earned	$249.2	$235.3	$13.9	5.9%	$709.1	$726.1	$(17.0)	-2.3%
Incurred losses and LAE	137.2	109.1	28.1	25.8%	363.6	337.1	26.5	7.9%
Commission and brokerage	48.1	48.9	(0.8)	-1.6%	148.0	141.9	6.0	4.2%
Other underwriting expenses	14.3	13.7	0.5	4.0%	39.9	37.1	2.8	7.6%
Underwriting gain (loss)	$49.6	$63.5	$(14.0)	-22.0%	$157.7	$210.0	$(52.4)	-25.0%

				Point Chg				Point Chg
Loss ratio	55.1%	46.4%		8.7	51.3%	46.4%		4.9
Commission and brokerage ratio	19.3%	20.8%		(1.5)	20.9%	19.5%		1.4
Other underwriting ratio	5.7%	5.8%		(0.1)	5.6%	5.2%		0.4
Combined ratio	80.1%	73.0%		7.1	77.8%	71.2%		6.7

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 8.8% to $654.8 million for the three months ended September 30, 2016 from $601.6 million for the three months ended September 30, 2015, primarily due to an increase in treaty casualty business.  Net written premiums increased by 32.3% to $327.2 million for the three months ended September 30, 2016 compared to $247.4 million for the three months ended September 30, 2015. The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the assumption of the crop business due to the sale of Heartland and a concurrent new crop reinsurance contract.  Premiums earned increased 5.9% to $249.2 million for the three months ended September 30, 2016 compared to $235.3 million for the three months ended September 30, 2015.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 1.1% to $1,597.0 million for the nine months ended September 30, 2016 from $1,615.3 million for the nine months ended September 30, 2015, primarily due to a decrease in treaty property business, partially offset by an increase in treaty casualty business.  Net written premiums increased by 5.8% to $711.7 million for the nine months ended September 30, 2016 compared to $672.8 million for the nine months ended September 30, 2015. The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the crop transaction described above.  Premiums earned decreased 2.3% to $709.1 million for the nine months ended September 30, 2016 compared to $726.1 million for the nine months ended September 30, 2015.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$129.8	52.1%		$(1.0)	-0.4%		$128.8	51.7%
Catastrophes	14.4	5.8%		(5.9)	-2.4%		8.5	3.4%
Total segment	$144.2	57.9%		$(6.9)	-2.8%		$137.2	55.1%

2015
Attritional	$108.1	45.9%		$1.5	0.6%		$109.6	46.5%
Catastrophes	0.1	0.1%		(0.5)	-0.2%		(0.4)	-0.1%
Total segment	$108.2	46.0%		$0.9	0.4%		$109.1	46.4%

Variance 2016/2015
Attritional	$21.7	6.2	pts	$(2.5)	(1.0)	pts	$19.2	5.2	pts
Catastrophes	14.3	5.7	pts	(5.4)	(2.2)	pts	8.9	3.5	pts
Total segment	$36.0	11.9	pts	$(7.8)	(3.2)	pts	$28.1	8.7	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$365.2	51.6%		$(1.3)	-0.2%		$363.9	51.4%
Catastrophes	15.8	2.2%		(16.1)	-2.3%		(0.3)	-0.1%
Total segment	$381.0	53.8%		$(17.4)	-2.5%		$363.6	51.3%

2015
Attritional	$360.9	49.7%		$(17.5)	-2.4%		$343.5	47.3%
Catastrophes	0.1	0.0%		(6.5)	-0.9%		(6.4)	-0.9%
Total segment	$361.1	49.7%		$(24.0)	-3.3%		$337.1	46.4%

Variance 2016/2015
Attritional	$4.3	1.9	pts	$16.2	2.2	pts	$20.4	4.1	pts
Catastrophes	15.7	2.2	pts	(9.6)	(1.4)	pts	6.1	0.8	pts
Total segment	$19.9	4.1	pts	$6.6	0.8	pts	$26.5	4.9	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased 25.8% to $137.2 million for the three months ended September 30, 2016 compared to $109.1 million for the three months ended September 30, 2015, primarily due to a $21.7 million increase in current year attritional losses, related to the impact of the increase in premiums earned, and an increase of $14.3 million on current year catastrophe losses.  This increase was partially offset by higher favorable development of $5.4 million on prior years' catastrophe losses, mainly related to the 2013 U.S. storms.  The current year catastrophe losses of $14.4 million for the three months ended September 30, 2016 were related to Hurricane Hermine ($6.8 million), U.S. Storms ($6.3 million) and the Fort McMurray Canada Wildfire ($1.3 million). The $0.1 million of current year catastrophe losses for the three months ended September 30, 2015 were due to the New South Wales storms.

Incurred losses increased by 7.9% to $363.6 million for the nine months ended September 30, 2016 compared to $337.1 million for the nine months ended September 30, 2015, primarily due to a $16.2 million impact from year over year lower favorable development on prior years attritional losses and an increase of $15.7 million in current year catastrophe losses.  These increases were partially offset by more favorable development of $9.6 million on prior years' catastrophe losses. The current year catastrophe losses of $15.8 million for the nine months ended September 30, 2016 were related to Hurricane Hermine ($6.8 million) and U.S. Storms ($9.6 million).  The $0.1 million of current year catastrophe losses for the nine months ended September 30, 2015 were due to the New South Wales storms.  The $16.1 million of prior years' catastrophes for the nine months ended September 30, 2016 mainly related to the 2011 Japan earthquake.

Segment Expenses.  Commission and brokerage decreased by 1.6% to $48.1 million for the three months ended September 30, 2016 compared to $48.9 million for the three months ended September 30, 2015.  Commission and brokerage increased by 4.2% to $148.0 million for the nine months ended September 30, 2016 compared to $141.9 million for the nine months ended September 30, 2015.  The increases were mainly due to the impact from affiliated quota share agreements and changes in the mix of business.

Segment other underwriting expenses increased to $14.3 million for the three months ended September 30, 2016 from $13.7 million for the three months ended September 30, 2015.  Segment other underwriting expenses increased to $39.9 million for the nine months ended September 30, 2016 from $37.1 million for the nine months ended September 30, 2015.  The increases were primarily due to the impact of changes in the mix of business and higher compensation costs.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Gross written premiums	$353.2	$374.1	$(20.9)	-5.6%	$939.9	$1,019.4	$(79.6)	-7.8%
Net written premiums	141.3	148.0	(6.7)	-4.5%	353.4	417.1	(63.6)	-15.3%

Premiums earned	$128.4	$135.1	$(6.8)	-5.0%	$372.8	$433.8	$(60.9)	-14.0%
Incurred losses and LAE	41.8	128.5	(86.7)	-67.4%	206.7	339.9	(133.2)	-39.2%
Commission and brokerage	30.2	27.9	2.3	8.1%	82.4	93.2	(10.7)	-11.5%
Other underwriting expenses	9.2	9.1	0.1	1.0%	25.0	25.3	(0.3)	-1.1%
Underwriting gain (loss)	$47.1	$(30.4)	$77.5	NM	$58.7	$(24.6)	$83.3	NM

				Point Chg				Point Chg
Loss ratio	32.6%	95.1%		(62.5)	55.4%	78.4%		(23.0)
Commission and brokerage ratio	23.5%	20.7%		2.8	22.1%	21.5%		0.6
Other underwriting ratio	7.2%	6.7%		0.5	6.8%	5.8%		1.0
Combined ratio	63.3%	122.5%		(59.2)	84.3%	105.7%		(21.4)

(NM, not meaningful)

Premiums.  Gross written premiums decreased by 5.6% to $353.2 million for the three months ended September 30, 2016 compared to $374.1 million for the three months ended September 30, 2015, primarily due to a decline in Middle East business and the negative impact of approximately $6.2 million from the movement of foreign exchange rates.  Net written premiums decreased by 4.5% to $141.3 million for the three months ended September 30, 2016 compared to $148.0 million for the three months ended September 30, 2015, which is consistent with the change in gross written premiums.  Premiums earned decreased 5.0% to $128.4 million for the three months ended September 30, 2016 compared to $135.1 million for the three months ended September 30, 2015.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 7.8% to $939.9 million for the nine months ended September 30, 2016 compared to $1,019.4 million for the nine months ended September 30, 2015, primarily due to declines in Latin American, Middle East and Asian business and the negative impact of approximately $38.1 million from the movement of foreign exchange rates.  Net written premiums decreased by 15.3% to $353.4 million for the nine months ended September 30, 2016 compared to $417.1 million for the nine months ended September 30, 2015.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance related to the quota share contracts.  Premiums earned decreased 14.0% to $372.8 million for the nine months ended

September 30, 2016 compared to $433.8 million for the nine months ended September 30, 2015.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$49.3	38.4%		$-	0.0%		$49.3	38.4%
Catastrophes	6.5	5.1%		(14.0)	-10.9%		(7.5)	-5.8%
Total segment	$55.8	43.5%		$(14.0)	-10.9%		$41.8	32.6%

2015
Attritional	$111.0	82.2%		$0.9	0.7%		$112.0	82.9%
Catastrophes	17.0	12.6%		(0.6)	-0.4%		16.5	12.2%
Total segment	$128.1	94.8%		$0.4	0.3%		$128.5	95.1%

Variance 2016/2015
Attritional	$(61.7)	(43.8)	pts	$(0.9)	(0.7)	pts	$(62.7)	(44.5)	pts
Catastrophes	(10.5)	(7.5)	pts	(13.4)	(10.5)	pts	(24.0)	(18.0)	pts
Total segment	$(72.3)	(51.3)	pts	$(14.3)	(11.2)	pts	$(86.7)	(62.5)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$185.6	49.8%		$(3.4)	-0.9%		$182.3	48.9%
Catastrophes	45.2	12.1%		(20.8)	-5.6%		24.4	6.5%
Total segment	$230.8	61.9%		$(24.1)	-6.5%		$206.7	55.4%

2015
Attritional	$304.9	70.3%		$1.6	0.4%		$306.5	70.7%
Catastrophes	35.1	8.1%		(1.7)	-0.4%		33.4	7.7%
Total segment	$340.0	78.4%		$(0.1)	0.0%		$339.9	78.4%

Variance 2016/2015
Attritional	$(119.3)	(20.5)	pts	$(5.0)	(1.3)	pts	$(124.2)	(21.8)	pts
Catastrophes	10.1	4.0	pts	(19.1)	(5.2)	pts	(9.0)	(1.2)	pts
Total segment	$(109.2)	(16.5)	pts	$(24.0)	(6.5)	pts	$(133.2)	(23.0)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 67.4% to $41.8 million for the three months ended September 30, 2016 compared to $128.5 million for the three months ended September 30, 2015, primarily due to a decrease in current year attritional losses of $61.7 million, mainly related to lower Latin American and Asian losses in 2016 and $14.9 million of losses from the explosion at the Chinese port of Tianjin in 2015, a decrease of $10.5 million in current year catastrophe losses and $13.4 million of more favorable development in prior years catastrophe losses.  The current year catastrophe losses of $6.5 million for the three months ended September 30, 2016 were related to the Fort McMurray Canada Wildfire ($3.7 million), the Taiwan earthquake ($2.3 million) U.S. Storms ($0.3 million) and the Ecuador earthquake ($0.2 million). The $17.0 million of current year catastrophe losses for the three months ended September 30, 2015 were entirely related to the 2015 Chilean earthquake.  The $14.0 million of favorable development of prior years' catastrophe losses for the three months ended September 30, 2016 related primarily to the 2015 Chilean earthquake.

Incurred losses and LAE decreased by 39.2% to $206.7 million for the nine months ended September 30, 2016 compared to $339.9 million for the nine months ended September 30, 2015, primarily due to a decrease in current year attritional losses of $119.3 million, related to lower Latin American and Asian losses in 2016 and $14.9 million of losses from the explosion at the Chinese Port of Tianjin in 2015, more favorable development of prior year catastrophe losses of $19.1 million and the impact of the decrease in premiums earned, partially offset by an increase of $10.1 million in current year catastrophe losses.  The $45.2 million of current year catastrophe losses for the nine months ended September 30, 2016 were due to the Fort McMurray Canada wildfire ($25.4 million), the Ecuador earthquake ($11.8 million), the Taiwan earthquake ($7.6 million) and U.S. Storms ($0.3 million). The $35.1 million of current year catastrophe losses for the nine months ended September 30, 2015 were due to the 2015 Chilean earthquake ($17.4 million), Northern Chile storms ($9.8 million) and the New South Wales storms ($7.9 million). The 2016 favorable development in prior years' catastrophe losses related primarily to the 2015 Chilean and 2011 Japanese earthquakes.

Segment Expenses.  Commission and brokerage increased 8.1% to $30.2 million for the three months ended September 30, 2016 compared to $27.9 million for the three months ended September 30, 2015.  The quarter over quarter increase is due to higher contingent commission and the impact of quota share contracts.  Commission and brokerage decreased 11.5% to $82.4 million for the nine months ended September 30, 2016 compared to $93.2 million for the nine months ended September 30, 2015.  The year over year decrease was mainly due to the impact of the decrease in premiums earned and changes in the mix of business.

Segment other underwriting expenses increased slightly to $9.2 million for the three months ended September 30, 2016 compared to $9.1 million for the three months ended September 30, 2015, and decreased slightly to $25.0 million for the nine months ended September 30, 2016 compared to $25.3 million for the nine months ended September 30, 2015.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Gross written premiums	$498.0	$473.0	$25.0	5.3%	$1,276.8	$1,130.2	$146.5	13.0%
Net written premiums	154.1	203.7	(49.7)	-24.4%	462.8	490.1	(27.3)	-5.6%

Premiums earned	$179.1	$175.6	$3.4	2.0%	$445.6	$428.7	$16.9	3.9%
Incurred losses and LAE	122.5	133.2	(10.7)	-8.0%	366.0	325.5	40.5	12.4%
Commission and brokerage	7.3	(4.7)	11.9	NM	(3.9)	6.5	(10.4)	-159.9%
Other underwriting expenses	40.7	34.1	6.6	19.2%	116.8	94.7	22.1	23.3%
Underwriting gain (loss)	$8.6	$13.0	$(4.4)	-33.8%	$(33.3)	$1.9	$(35.3)	NM

				Point Chg				Point Chg
Loss ratio	68.4%	75.8%		(7.4)	82.1%	75.9%		6.2
Commission and brokerage ratio	4.1%	-2.7%		6.8	-0.9%	1.5%		(2.4)
Other underwriting ratio	22.7%	19.5%		3.2	26.3%	22.2%		4.1
Combined ratio	95.2%	92.6%		2.6	107.5%	99.6%		7.9

(NM, not meaningful)

Premiums.  Gross written premiums increased by 5.3% to $498.0 million for the three months ended September 30, 2016 compared to $473.0 million for the three months ended September 30, 2015.  This increase was primarily driven by increases in accident and health business and additional expansion of other insurance lines of business.  Net written premiums decreased by 24.4% to $154.1 million for the three months ended September 30, 2016 compared to $203.7 million for the three months ended September 30, 2015.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the transfer of the crop business to the U.S. Reinsurance segment as a result of the Heartland sale and entering into a new crop reinsurance contract.  Premiums earned increased 2.0% to $179.1 million for the three months ended September 30, 2016 compared to $175.6 million for the three months ended September 30, 2015. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 13.0% to $1,276.8 million for the nine months ended September 30, 2016 compared to $1,130.2 million for the nine months ended September 30, 2015.  This increase was primarily driven by increases in accident and health business and additional expansion of other insurance lines of business.  Net written premiums decreased by 5.6% to $462.8 million for the nine months ended September 30, 2016 compared to $490.1 million for the nine months ended September 30, 2015.  The difference between the change in gross written premiums compared to the change in the net written premiums is primarily due to the transfer of the crop business as described above.  Premiums earned increased 3.9% to $445.6 million for the nine months ended September 30, 2016 compared to $428.7 million for the nine months ended September 30, 2015. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$121.4	67.8%		$1.1	0.6%		$122.5	68.4%
Catastrophes	-	0.0%		-	0.0%		0.0	0.0%
Total segment	$121.4	67.8%		$1.1	0.6%		$122.5	68.4%

2015
Attritional	$132.0	75.2%		$0.9	0.5%		$132.9	75.7%
Catastrophes	-	0.0%		0.2	0.1%		0.2	0.1%
Total segment	$132.0	75.2%		$1.2	0.7%		$133.2	75.8%

Variance 2016/2015
Attritional	$(10.6)	(7.4)	pts	$0.2	0.1	pts	$(10.4)	(7.3)	pts
Catastrophes	-	-	pts	(0.2)	(0.1)	pts	(0.2)	(0.1)	pts
Total segment	$(10.6)	(7.4)	pts	$(0.1)	(0.1)	pts	$(10.7)	(7.4)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$343.8	77.1%		$5.6	1.3%		$349.4	78.4%
Catastrophes	16.7	3.7%		(0.2)	0.0%		16.5	3.7%
Total segment	$360.5	80.8%		$5.4	1.3%		$366.0	82.1%

2015
Attritional	$307.4	71.7%		$17.9	4.1%		$325.3	75.8%
Catastrophes	-	0.0%		0.3	0.1%		0.3	0.1%
Total segment	$307.4	71.7%		$18.2	4.2%		$325.5	75.9%

Variance 2016/2015
Attritional	$36.4	5.4	pts	$(12.3)	(2.8)	pts	$24.1	2.6	pts
Catastrophes	16.7	3.7	pts	(0.5)	(0.1)	pts	16.2	3.6	pts
Total segment	$53.1	9.1	pts	$(12.8)	(2.9)	pts	$40.5	6.2	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 8.0% to $122.5 million for the three months ended September 30, 2016 compared to $133.2 million for the three months ended September 30, 2015, mainly due to a decrease of $10.6 million in current year attritional losses, primarily due to a decline in the workers' compensation loss ratio.  There were no current year catastrophe losses for the three months ended September 30, 2016 and 2015.

Incurred losses and LAE increased by 12.4% to $366.0 million for the nine months ended September 30, 2016 compared to $325.5 million for the nine months ended September 30, 2015, mainly due to an increase of $36.4 million in current year attritional losses, primarily related to the impact of the increase in premiums earned and an increase of $16.7 million in current year catastrophe losses, partially offset by the impact from less unfavorable development of $12.3 million in prior years' attritional losses mainly related to runoff umbrella and construction liability business.  The $16.7 million of current year catastrophe losses for the nine months ended September 30, 2016 were due to the U.S. storms ($15.0 million) and the Fort McMurray Canada wildfire ($1.7 million).  There were no current year catastrophe losses for the nine months ended September 30, 2015.

Segment Expenses.  Commission and brokerage increased to $7.3 million for the three months ended September 30, 2016 compared to $(4.7) million for the three months ended September 30, 2015.  Commission and brokerage decreased to ($3.9) million for the nine months ended September 30, 2016 compared to $6.5 million for the nine months ended September 30, 2015.  The fluctuations were mainly due to the impact from affiliated quota share agreements and changes in mix of business.

Segment other underwriting expenses increased to $40.7 million for the three months ended September 30, 2016 compared to $34.1 million for the three months ended September 30, 2015 and increased to $116.8 million for the nine months ended September 30, 2016 compared to $94.7 million for the nine months ended September 30, 2015.  The increases were primarily due to the impact of the increases in premiums earned and increased expenses due to the build out of our insurance platform.

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

Interest Rate Risk.  Our $9.8 billion investment portfolio, at September 30, 2016, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $835.0 million of mortgage-backed securities in the $6,018.9 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $188.4 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates for mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At September 30, 2016
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$6,552.1	$6,379.8	$6,207.3	$6,023.8	$5,835.2
Market/Fair Value Change from Base (%)	5.6%	2.8%	0.0%	-3.0%	-6.0%
Change in Unrealized Appreciation
After-tax from Base ($)	$224.1	$112.2	$-	$(119.3)	$(241.9)

We had $8,306.4 million and $7,940.7 million of gross reserves for losses and LAE as of September 30, 2016 and December 31, 2015, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At September 30, 2016
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$768.9	$865.0	$961.1	$1,057.2	$1,153.3
After-tax Change in Fair/Market Value	(124.9)	(62.5)	-	62.5	124.9

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

Dated: November 14, 2016