Form 10-K
period 2016-12-31
EVEREST REINSURANCE HOLDINGS INC
filed 2017-03-27
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016

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

The aggregate market value on June 30, 2016, the last business day of the registrant's most recently completed second quarter, of the voting stock held by non-affiliates of the registrant was zero.

At March 15, 2017, the number of shares outstanding of the registrant common shares was 1,000, all of which are owned by Everest Underwriting Group (Ireland) Limited, a wholly-owned direct subsidiary of Everest Re Group, Ltd.

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

ITEM 1.                BUSINESS

The Company.
Holdings, a Delaware corporation, is a wholly-owned subsidiary of Holdings Ireland.  On December 30, 2008, Group contributed Holdings to its recently established Irish holding company, Holdings Ireland.  Holdings Ireland is a direct subsidiary of Group and serves as a holding company for the U.S. reinsurance and insurance subsidiaries.  Group is a Bermuda holding company whose common shares are publicly traded in the U.S. on the New York Stock Exchange under the symbol "RE".  Group files an annual report on Form 10-K with the Securities and Exchange Commission (the "SEC") with respect to its consolidated operations, including Holdings.

The Company's principal business, conducted through its operating segments, is the underwriting of reinsurance and insurance in the U.S. and international markets. The Company had gross written premiums, in 2016, of $5.1 billion, with approximately 67% representing reinsurance and 33% representing insurance.  Stockholder's equity at December 31, 2016 was $5.3 billion. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company's preferred reinsurance purchasing method.  The Company underwrites insurance directly and through general agent relationships, brokers and surplus lines brokers.  Holdings' active operating subsidiaries, other than newly established subsidiaries not yet rated, are each rated A+ ("Superior") by A.M. Best Company ("A.M. Best"), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.

Following is a summary of the Company's operating subsidiaries:

•
Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states, the District of Columbia and Puerto Rico and is authorized to conduct reinsurance business in Canada, Singapore and Brazil. Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets.  Everest Re has engaged in reinsurance transactions with Bermuda Re, Everest International Reinsurance, Ltd. ("Everest International"), Mt. Logan Re, Ltd. ("Mt. Logan Re") and Everest Insurance Company of Canada ("Everest Canada"), which are affiliated companies, primarily driven by enterprise risk and capital management considerations under which business is transacted at market rates and terms.  At December 31, 2016 Everest Re had statutory surplus of $3.6 billion.

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

•
During the third quarter of 2016, the Company established Delaware domiciled property and casualty insurance subsidiaries, Everest Premier Insurance Company ("Everest Premier") and Everest Denali Insurance Company ("Everest Denali"), which will be used in the continued expansion of the Insurance operations.

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

•
Heartland Crop Insurance Company ("Heartland"), a Kansas based managing general agent and a direct subsidiary of Holdings, was acquired on January 2, 2011.  Heartland specializes in crop insurance, which is written mainly through Everest National.  Effective August 24, 2016, the Company sold Heartland to CGB Diversified Services, Inc. ("CGB").  The operating results of Heartland for the period owned are included within the Company's financial statements.

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

Commencing 2015, the Company initiated a strategic build out of its insurance platform through the investment in key leadership hires which in turn has brought significant underwriting talent and stronger direction in achieving its insurance program strategic goals of increased premium volume and improved underwriting results. Recent growth is coming from highly diversified areas including newly launched lines of business, as well as, product and geographic expansion in existing lines of business. The Company is building a world-class insurance platform capable of offering products across lines and geographies, complementing its leading global reinsurance franchise.

Capital Transactions.
The Company's business operations are in part dependent on its financial strength and financial strength ratings, and the market's perception of its financial strength.  The Company's stockholder's equity was $5,265.6 million and $4,931.2 million at December 31, 2016 and 2015, respectively. The Company possesses significant financial flexibility with access to the debt markets and, through its ultimate parent, equity markets, as a result of its perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.  The Company's capital position remains strong, commensurate with its financial ratings and the Company has ample liquidity to meet its financial obligations for the foreseeable future.

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

All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies.  The ratings presented in the following table were in effect as of February 10, 2017.

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

Operating Subsidiary:	A.M. Best	Standard & Poor's	Moody's

Everest Re	A+ (Superior)	A+ (Strong)	A1 (upper-medium)
Everest National	A+ (Superior)	A+ (Strong)	Not Rated
Everest Indemnity	A+ (Superior)	A+ (Strong)	Not Rated
Everest Security	A+ (Superior)	Not Rated	Not Rated
Everest International Assurance, Ltd.	A+ (Superior)	A (Strong)	Not Rated
Everest Denali	Not Rated	Not Rated	Not Rated
Everest Premier	Not Rated	Not Rated	Not Rated

A.M. Best states that the "A+" ("Superior") rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing insurance policy and contract obligations based on A.M. Best's comprehensive quantitative and qualitative evaluation of a company's balance sheet strength, operating performance and business profile.  A.M. Best affirmed these ratings on February 10, 2017. Standard & Poor's states that the "A+"/"A" ratings are assigned to those insurance companies which, in its opinion, have strong financial security characteristics with respect to their ability to pay under its insurance policies and contracts in accordance with their terms.  Standard & Poor's affirmed these ratings on June 20, 2016.  Moody's states that an "A1" rating is assigned to companies that, in their opinion, offer upper-medium grade security and are subject to low credit risk.  Moody's affirmed these ratings on August 10, 2016.

Subsidiaries other than Everest Re may not be rated by some or any rating agencies because such ratings are not considered essential by the individual subsidiary's customers or because of the limited nature of the subsidiary's operations or because the subsidiaries are newly established and have not yet been rated by the agencies.

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

Worldwide insurance and reinsurance market conditions continued to be very competitive, particularly in the property catastrophe and casualty reinsurance lines of business.  Generally, there was ample insurance and reinsurance capacity relative to demand, as well as additional capital from the capital markets through insurance linked financial instruments.  These financial instruments, such as side cars, catastrophe bonds and collateralized reinsurance funds, provide capital markets with access to insurance and reinsurance risk exposure.  The capital markets demand for these products is being primarily driven by the current low interest environment and the desire to achieve greater risk diversification and potentially higher returns on their investments.  This increased competition is generally having a negative impact on rates, terms and conditions; however, the impact varies widely by market and coverage.

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  Although there were flooding and wind storm events and earthquakes in parts of the world, the overall 2013, 2014 and 2015 catastrophe losses for the industry were considerably lower than average.  During 2016, there was an increase in catastrophes: the Fort McMurray Canadian wildfire, Hurricane Matthew which affected a large area of the Caribbean and southeastern United States, storms and an earthquake in Ecuador. There are industry predictions that the catastrophe losses for 2016 may exceed the inflation-adjusted ten year average catastrophe amounts. While the future impact on market conditions from these catastrophes cannot be determined at this time, it is unlikely to have a significant impact on the overall markets, but may impact loss affected areas.

Commencing in 2015, the Company initiated a strategic build out of its insurance platform through the investment in key leadership hires which in turn has brought significant underwriting talent and stronger direction in achieving our insurance program strategic goals of increased premium volume and improved underwriting results.  Recent growth is coming from highly diversified areas including newly launched lines of business, as well as, product and geographic expansion in existing lines of business.  The Company is building a world-class insurance platform capable of offering products across lines and geographies, complementing our leading global reinsurance franchise.

Overall, the Company believes that given its size, strong ratings, distribution system, reputation, expertise and capital market vehicle activity the current marketplace conditions provide profit opportunities.  The Company continues to employ its strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in its overall portfolio.
.

Employees.
As of February 1, 2017, the Company employed 735 persons.  Management believes that employee relations are good.  None of the Company's employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

Available Information.
The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge through the Company's internet website at http://www.everestregroup.com as soon as reasonably practicable after such reports are electronically filed with the SEC.

ITEM 1A.                          RISK FACTORS

In addition to the other information provided in this report, the following risk factors should be considered when evaluating an investment in our securities.  If the circumstances contemplated by the individual risk factors materialize, our business, financial condition and results of operations could be materially and adversely affected and our ability to service our debt, our debt ratings and our ability to issue new debt could decline significantly.

RISKS RELATING TO OUR BUSINESS

Fluctuations in the financial markets could result in investment losses.

Prolonged and severe disruptions in the overall public debt and equity markets, such as occurred during 2008, could result in significant realized and unrealized losses in our investment portfolio.  Although financial markets have significantly improved since 2008, they could deteriorate in the future.  There could also be disruption in individual market sectors, such as occurred in the energy sector in recent years.  Such declines in the financial markets could result in significant realized and unrealized losses on investments and could have a material adverse impact on our results of operations, equity, business and insurer financial strength and debt ratings.

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

Calendar year:	Pre-tax catastrophe losses
(Dollars in millions)
2016	$109.2
2015	31.9
2014	18.2
2013	76.6
2012	235.8

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

We are required to maintain reserves to cover our estimated ultimate liability of losses and loss adjustment expenses ("LAE") for both reported and unreported claims incurred.  These reserves are only estimates of what we believe the settlement and administration of claims will cost based on facts and circumstances known to us.  In setting reserves for our reinsurance liabilities, we rely on claim data supplied by our ceding companies and brokers and we employ actuarial and statistical projections.  The information received from our ceding companies is not always timely or accurate, which can contribute to inaccuracies in our loss projections.  Because of the uncertainties that surround our estimates of loss and LAE reserves, we cannot be certain that ultimate losses and LAE payments will not exceed our estimates.  If our reserves are deficient, we would be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings and a reduction of capital.  By way of illustration, during the past five calendar years, the reserve re-estimation process resulted in an increase to our pre-tax net income in 2015 and 2016 and decreases to our pre-tax net income in 2012 through 2014.

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2016	$91.7	increase
2015	6.5	increase
2014	39.2	decrease
2013	44.6	decrease
2012	12.3	decrease

The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential asbestos and environmental ("A&E") liabilities.  At December 31, 2016, 5.3% of our gross reserves were comprised of A&E reserves.  A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage.  Legal tactics and judicial and legislative developments affecting the scope of insurers' liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

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

Our active insurance company subsidiaries currently hold financial strength ratings assigned by third-party rating agencies which assess and rate the claims paying ability and financial strength of insurers and reinsurers. Our active subsidiaries carry an "A+" ("Superior") rating from A.M. Best. Everest Re, Everest National and Everest Indemnity hold an "A+" ("Strong") rating from Standard & Poor's and Everest Assurance holds an "A" ("Strong") rating from this same agency.  Everest Re holds an "A1" ("upper-medium grade") rating from Moody's.  Financial strength ratings are used by client companies and agents and brokers that place the business as an important means of assessing the financial strength and quality of reinsurers. A downgrade or withdrawal of any of these ratings might adversely affect our ability to market our insurance products and could have a material and adverse effect on future prospects for growth and profitability.

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

We have entered into affiliated whole account quota share reinsurance agreements for 2002 through 2016 and which continue for 2017 with Bermuda Re.  We believe that the terms, conditions and pricing of the quota share agreements reflect arm's length market conditions.  In addition, we entered into a loss portfolio transfer agreement with Bermuda Re on October 1, 2008.  These affiliated reinsurance arrangements allow us to more effectively leverage our capital, expertise, distribution platform and market presence than our stand alone capital position would otherwise allow.

Percentage of ceded written premiums to gross written premiums	2016	2015	2014	2013	2012

Unaffiliated	13.6%	8.2%	9.3%	5.0%	6.3%
Affiliated	45.9%	49.9%	48.2%	47.3%	46.3%

Our affiliated quota share agreements reflect general reinsurance market terms and conditions and are negotiated on an arms' length basis. As a result, there can be no assurance that these arrangements will continue into the future. If the quota shares are not renewed, we may have to reduce our premium volume and we may be more exposed to reductions in net income from large losses.

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

According to Standard & Poor's, we rank among the top ten global reinsurance groups, where  more than two-thirds of the market share is concentrated.  The worldwide net premium written by the Top 40 global reinsurance groups, for both life and non-life business, was estimated to be $194 billion in 2015 according to data compiled by Standard & Poor's.  The leaders in this market are Munich Re, Swiss Re, Hannover Rueckversicherung AG, Berkshire Hathaway Inc., SCOR SE and syndicates at Lloyd's of London.  Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships throughout the industry, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and the entry of alternative capital market products and vehicles provide additional sources of reinsurance and insurance capacity and increased competition.

We are dependent on our key personnel.

Our success has been, and will continue to be, dependent on our ability to retain the services of our existing key executive officers and to attract and retain additional qualified personnel in the future.  The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business.  Generally, we consider key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: Chairman, President and Chief Executive Officer, Dominic J. Addesso (age 63), Executive Vice President and

Chief Financial Officer, Craig Howie (age 53), Executive Vice President and Chief Executive Officer Reinsurance Division, John P. Doucette (age 51), Executive Vice President, General Counsel, Chief Compliance Officer and Secretary Sanjoy Mukherjee (age 50) and President, North America Insurance Division, Jonathan Zaffino (age 44). Through Group and its affiliates, we have employment contracts with Mr. Addesso, Mr. Howie, Mr. Doucette and Mr. Mukherjee, which have been filed with the SEC and provide for terms of employment ending on December 31, 2018 for Mr. Addesso, April 1, 2019 for Mr. Howie, June 1, 2019 for Mr. Doucette and January 1, 2020 for Mr. Mukherjee.

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

	At
(Dollars in millions)	December 31, 2016	% of Total
Mortgage-backed securities
Commercial	$75.5	0.8%
Agency residential	715.1	7.3%
Non-agency residential	0.1	0.0%
Other asset-backed	137.0	1.4%
Total asset-backed	927.7	9.5%
Other fixed income	5,042.8	51.2%
Total fixed income, at market value	5,970.5	60.7%
Equity securities, at fair value	887.8	9.0%
Other invested assets, at market value	613.7	6.2%
Other invested assets, at fair value	1,766.6	18.0%
Cash and short-term investments	604.1	6.1%
Total investments and cash	$9,842.7	100.0%

We may experience foreign currency exchange losses that reduce our net income and capital levels.

Through our international operations, we conduct business in a variety of foreign (non-U.S.) currencies, principally the Canadian dollar and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations, especially relative to the U.S. dollar, may materially impact our results and financial position. In 2016, we wrote approximately 18.8% of our coverages in non-U.S. currencies; as of December 31, 2016, we maintained approximately 9.9% of our investment portfolio in investments denominated in non-U.S. currencies. During 2016, 2015 and 2014, the impact on our quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $12.3 million to a gain of $16.7 million.

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

As a result of the previous dislocation of the financial markets, Congress and the outgoing Presidential administration in the United States implemented changes in the way the financial services industry is regulated.  Some of these changes are also impacting the insurance industry. For example, the United States Department of Treasury established the Federal Insurance Office with the authority to monitor all aspects of the insurance sector, monitor the extent to which traditionally underserved communities and consumers have access to affordable non-health insurance products, to represent the United States on prudential aspects of international insurance matters, to assist with administration of the Terrorism Risk Insurance Program and to advise on important national and international insurance matters.  In addition, regulatory bodies in Europe are developing a new capital adequacy directive for insurers and reinsurers.  The future impact of such initiatives or new initiatives from the incoming Presidential administration, if any, on our operation, net income (loss) or financial condition cannot be determined at this time.

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

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Everest Re's corporate offices are located in approximately 230,500 square feet of leased office space in Liberty Corner, New Jersey.  The Company's other fifteen locations occupy a total of approximately 137,856 square feet, all of which are leased.  Management believes that the above described office space is adequate for its current and anticipated needs.

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

Market Information and Holder of Common Stock.
As of December 31, 2016, all of the Company's common stock was owned by Holdings Ireland and was not publicly traded.

Dividend History and Restrictions.
The Company did not pay any dividends in 2016, 2015 and 2014.  The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, financial condition, business needs and growth objectives, capital and surplus requirements of its operating subsidiaries, regulatory restrictions, rating agency considerations and other factors.  As an insurance holding company, the Company is dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its stockholder.  The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law.  Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $3,635.1 million at December 31, 2016, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner.  During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress.  Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of an insurer's statutory surplus as of the end of the prior calendar year or (2) the insurer's statutory net income, not including realized capital gains, for the prior calendar year.  The maximum amount that is available for the payment of dividends by Everest Re in 2017 without prior regulatory approval is $523.5 million.

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

Worldwide insurance and reinsurance market conditions continued to be very competitive, particularly in the property catastrophe and casualty reinsurance lines of business.  Generally, there was ample insurance and reinsurance capacity relative to demand, as well as, additional capital from the capital markets through insurance linked financial instruments.  These financial instruments such as side cars, catastrophe bonds and collateralized reinsurance funds, provide capital markets with access to insurance and reinsurance risk exposure.  The capital markets demand for these products is being primarily driven by the current low interest rate environment and the desire to achieve greater risk diversification and potentially higher returns on their investments.  This increased competition is generally having a negative impact on rates, terms and conditions; however, the impact varies widely by market and coverage.

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  Although there were flooding and wind storm events and earthquakes in parts of the world, the overall 2013, 2014 and 2015 catastrophe losses for the industry were considerably lower than average.  During 2016, there was an increase in catastrophes:  the Fort McMurray Canadian wildfire, Hurricane Matthew which affected a large area of the Caribbean and southeastern United States, storms and an earthquake in Ecuador.  There are industry predictions that the catastrophe losses for 2016 may exceed the inflation-adjusted ten year average catastrophe amounts.  While the future impact on market conditions from these catastrophes cannot be determined at this time, it is unlikely to have a significant impact on the overall markets, but may impact loss affected areas.

Commencing in 2015, we initiated a strategic build out of our insurance platform through the investment in key leadership hires which in turn has brought significant underwriting talent and stronger direction in achieving our insurance program strategic goals of increased premium volume and improved underwriting results.  Recent growth is coming from highly diversified areas including newly launched lines of business, as well as, product and geographic expansion in existing lines of business.  We are building a world-class insurance platform capable of offering products across lines and geographies, complementing our leading global reinsurance franchise.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder's equity for the periods indicated:

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2016	2015	2014	2016/2015	2015/2014
Gross written premiums	$5,063.7	$4,995.6	$4,965.3	1.4%	0.6%
Net written premiums	2,048.1	2,093.3	2,107.0	-2.2%	-0.6%

REVENUES:
Premiums earned	$2,094.0	$2,143.8	$2,113.7	-2.3%	1.4%
Net investment income	264.8	273.3	290.3	-3.1%	-5.9%
Net realized capital gains (losses)	(28.9)	50.3	206.7	-157.5%	-75.6%
Other income (expense)	(10.5)	29.3	(22.3)	-136.0%	-231.3%
Total revenues	2,319.4	2,496.6	2,588.4	-7.1%	-3.5%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,350.3	1,319.6	1,354.1	2.3%	-2.6%
Commission, brokerage, taxes and fees	290.0	315.1	339.4	-8.0%	-7.2%
Other underwriting expenses	245.0	214.8	192.0	14.0%	11.9%
Corporate expense	8.3	7.2	7.3	15.3%	-1.0%
Interest, fee and bond issue cost amortization expense	35.4	35.4	38.0	0.0%	-6.7%
Total claims and expenses	1,928.9	1,892.1	1,930.7	1.9%	-2.0%

INCOME (LOSS) BEFORE TAXES	390.4	604.5	657.7	-35.4%	-8.1%
Income tax expense (benefit)	94.7	191.9	203.6	-50.7%	-5.7%
NET INCOME (LOSS)	$295.8	$412.7	$454.1	-28.3%	-9.1%

RATIOS:				Point Change
Loss ratio	64.5%	61.6%	64.1%	2.9	(2.5)
Commission and brokerage ratio	13.8%	14.7%	16.1%	(0.9)	(1.4)
Other underwriting expense ratio	11.7%	10.0%	9.0%	1.7	1.0
Combined ratio	90.0%	86.3%	89.2%	3.7	(2.9)

	At December 31,			Percentage Increase/ (Decrease)
(Dollars in millions)	2016	2015	2014	2016/2015	2015/2014
Balance sheet data:
Total investments and cash	$9,842.7	$9,516.3	$9,572.6	3.4%	-0.6%
Total assets	17,088.7	16,695.2	16,316.7	2.4%	2.3%
Loss and loss adjustment expense reserves	8,331.3	7,940.7	7,843.9	4.9%	1.2%
Total debt	633.2	633.0	632.7	0.0%	0.0%
Total liabilities	11,823.2	11,764.0	11,744.0	0.5%	0.2%
Stockholder's equity	5,265.6	4,931.2	4,572.7	6.8%	7.8%

(Some amounts may not reconcile due to rounding)

Revenues.
Premiums.  Gross written premiums increased by 1.4% to $5,063.7 million in 2016, compared to $4,995.6 million in 2015, reflecting, a $195.0 million, or 13.2%, increase in our insurance business, partially offset by a $127.0 million, or 3.6%, decrease in our reinsurance business.  The rise in insurance premiums was primarily due to increases in most lines of business, as we have focused on expanding the insurance operations.  The decline in reinsurance premiums was mainly due to a decrease in treaty property business, a decline in international premiums related to quota share agreements and a negative impact of $42.9 million from the year over year movement in foreign exchange rates.  Net written premiums decreased by 2.2% to $2,048.1 million in 2016, compared to $2,093.3 million in 2015.  The decline in net written premiums compared to the increase in gross written premiums is primarily due to a higher level of reinsurance purchased on the insurance business.  Premiums earned decreased by 2.3% to $2,094.0 million in 2016, compared to $2,143.8 million in 2015. The change in premiums earned is consistent with the change in net written premiums.

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

Net Investment Income.  Net investment income decreased by 3.1% to $264.8 million in 2016 compared with net investment income of $273.3 million in 2015.  Net pre-tax investment income as a percentage of average invested assets, was 2.8% in 2016 compared to 3.1% in 2015. The decline in income and yield in 2016 compared to the prior year was primarily the result of dividends from affiliated investments.  In December 2015, the Company exchanged its investment in Parent's shares to convertible preferred stock of Everest Preferred International Holdings, Ltd. ("Preferred Holdings"), another affiliated entity.  Dividends from the convertible preferred stock in 2016 were $31.0 million compared to $38.9 million of dividends received from the Parent's shares in 2015.  In addition, there were lower reinvestment rates for the fixed income portfolios and lower dividends from equity securities, partially offset by higher income from our limited partnerships.

Net investment income decreased by 5.9% to $273.3 million in 2015, compared with net investment income of $290.3 million in 2014. Net pre-tax investment income, as a percentage of average invested assets, was 3.1% in 2015 compared to 3.5% in 2014. The decline in income and yield was primarily the result of lower reinvestment rates for the fixed income portfolios and a decrease in our limited partnership income.

Net Realized Capital Gains (Losses).  Net realized capital losses were $28.9 million in 2016 and net realized capital gains were $50.3 million and $206.7 million in 2015 and 2014, respectively. The net realized capital losses of $28.9 million were comprised of a realized capital loss of $28.0 million from the sale of our Heartland subsidiary, $25.7 million of other-than-temporary impairments and $21.1 million of losses from sales on our fixed maturity and equity securities, partially offset by $45.9 million of gains from fair value re-measurements on fixed maturity securities, equity securities and other invested assets.  Comprising the $50.3 million of net realized capital gains in 2015 was a $94.7 million gain on the sale of a subsidiary and $44.1 million of net gains from sales on our fixed maturity and equity securities, partially offset by $78.8 million of other-than-temporary impairments and $9.6 million of losses from fair value re-measurements on equity securities and other invested assets.  The net realized capital gains of $206.7 million in 2014 were the result of $251.8 million of gains from fair value re-measurements on fixed maturity, equity securities and other invested assets, partially offset by $38.9 million of other-than-temporary impairments and $6.2 million of losses from sales on our fixed maturity and equity securities.

Other Income (Expense).  We recorded other expense of $10.5 million in 2016, other income of $29.3 million in 2015 and other expense of $22.3 million in 2014. The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses ("LAE") for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional (a)	$1,287.2	61.5%		$(46.1)	-2.2%		$1,241.1	59.3%
Catastrophes	154.8	7.4%		(45.6)	-2.2%		109.2	5.2%
Total	$1,442.0	68.9%		$(91.7)	-4.4%		$1,350.3	64.5%

2015
Attritional (a)	$1,282.9	59.8%		$4.7	0.3%		$1,287.6	60.1%
Catastrophes	43.1	2.0%		(11.2)	-0.5%		31.9	1.5%
Total	$1,326.0	61.8%		$(6.5)	-0.2%		$1,319.6	61.6%

2014
Attritional (a)	$1,273.1	60.3%		$62.8	2.9%		$1,335.9	63.2%
Catastrophes	41.8	2.0%		(23.6)	-1.1%		18.2	0.9%
Total	$1,314.9	62.3%		$39.2	1.8%		$1,354.1	64.1%

Variance 2016/2015
Attritional (a)	$4.3	1.7	pts	$(50.8)	(2.5)	pts	$(46.5)	(0.8)	pts
Catastrophes	111.7	5.4	pts	(34.4)	(1.7)	pts	77.3	3.7	pts
Total	$116.0	7.1	pts	$(85.2)	(4.2)	pts	$30.7	2.9	pts

Variance 2015/2014
Attritional (a)	$9.8	(0.5)	pts	$(58.1)	(2.6)	pts	$(48.3)	(3.1)	pts
Catastrophes	1.3	-	pts	12.4	0.6	pts	13.7	0.6	pts
Total	$11.1	(0.5)	pts	$(45.7)	(2.0)	pts	$(34.5)	(2.5)	pts

(a) Attritional losses exclude catastrophe losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 2.3% to $1,350.3 million in 2016 compared to $1,319.6 million in 2015, primarily due to an increase of $111.7 million in current year catastrophe losses, partially offset by higher favorable prior years attritional development of $50.8 million and higher favorable prior years catastrophe development of $34.4 million in 2016 compared to 2015.  The $46.1 million of favorable prior years attritional loss development in 2016 was comprised of $142.6 million of favorable development in the reinsurance segments, partially offset by $96.5 million in the insurance segment.  The favorable development in the reinsurance segments is primarily due to property and short-tail business in the U.S., as well as, property business in Canada, Latin America, the Middle East and Africa, partially offset by $45.7 million of adverse development on A&E.  Part of the favorable development in the reinsurance segments related to the 2015 loss from the explosion at the Chinese port of Tianjin.  In 2015, this loss was originally estimated to be $21.6 million.  At December 31, 2016, this loss was projected to be $6.3 million resulting in $15.3 million of favorable development.  The adverse development in the insurance segment is primarily attributable to run-off construction liability and umbrella program business.  The $45.6 million of prior years' catastrophe development mainly related to the 2015 Chile earthquake, the 2011 Japan earthquake and the 2015 U.S. storms.  The current year catastrophe losses of $154.8 million in 2016 were related to Hurricane Matthew ($62.3 million), the Fort McMurray Canada wildfire ($26.6 million), the 2016 U.S. Storms ($25.7 million), the Ecuador earthquake ($11.6 million), the 2016 Taiwan earthquake ($7.5 million), the Tennessee wildfire ($7.3 million), the New Zealand earthquake ($6.9 million) and Hurricane Hermine ($6.8 million). Current year catastrophe losses were $43.1 million in 2015 and related to the 2015 Chilean earthquake ($17.4 million), Northern Chile storms ($9.6 million), the 2015 US Storms ($8.1 million) and the New South Wales storms ($8.0 million).

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

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees decreased by 8.0% to $290.0 million in 2016 compared to $315.1 million in 2015. This change was primarily due to the impact of the decrease in premiums earned, the impact of affiliated quota share agreements and the changes in the mix of business.

Commission, brokerage, taxes and fees decreased by 7.2% to $315.1 million in 2015 compared to $339.4 million in 2014.  This change was primarily due to the impact of changes in the mix of business and the impact of affiliated quota share agreements.

Other Underwriting Expenses.  Other underwriting expenses were $245.0 million, $214.8 million and $192.0 million in 2016, 2015 and 2014, respectively. The increase in other underwriting expenses for 2016 compared to 2015 was mainly due to costs incurred related to the expansion of the insurance business. The increase in other underwriting expenses for 2015 compared to 2014 was mainly due to the impact of the increase in premiums earned and higher compensation expenses.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $8.3 million, $7.2 million and $7.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in corporate expenses for 2016 compared to 2015 was due to higher compensation costs.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was flat at $35.4 million in 2016 and 2015.

Interest, fees and other bond amortization expense was $35.4 million and $38.0 million in 2015 and 2014, respectively. The decrease was primarily due to the combination of the maturity of $250.0 million of senior notes in October 2014 and the issuance of $400.0 million of senior notes in June 2014.

Income Tax Expense (Benefit).  Income tax expenses were $94.7 million, $191.9 million and $203.6 million in 2016, 2015 and 2014, respectively. Income tax expense is primarily a function of the geographic location of the Company's pre-tax income and the statutory tax rates in those jurisdictions, as affected by tax-exempt investment income and foreign tax credits.

Net Income (Loss).
Our net income was $295.8 million, $412.7 million and $454.1 million in 2016, 2015 and 2014, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio increased by 3.7 points to 90.0% in 2016 compared to 86.3% in 2015.  The loss ratio component increased 2.9 points in 2016 over the same period last year. The change was mainly due to the increase in current year catastrophes in 2016 compared to 2015, partially offset by more favorable development on prior years attritional losses and prior years catastrophe losses year over year.  The commission and brokerage ratio components decreased 0.9 points to 13.8% in 2016 from 14.7% in 2015 due to the impact of affiliated quota share agreements and changes in the mix of business.  The other underwriting expense ratio components increased 1.7 points in 2016 over the same period last year due to the increased focus on the expansion of the insurance business.

Our combined ratio decreased by 2.9 points to 86.3% in 2015 compared to 89.2% in 2014.  The loss ratio component decreased 2.5 points in 2015 over the same period last year, primarily due to the decrease in current years attritional losses.  The commission and brokerage ratio components decreased 1.4 points in 2015 over the same period last year primarily due to changes in the mix of business and the impact of the affiliated quota shares.  The other underwriting expense ratio components were comparable at 10.0% in 2015 and 9.0% in 2014.

Stockholder's Equity.
Stockholders' equity increased by $334.3 million to $5,265.6 million at December 31, 2016 from $4,931.2 million at December 31, 2015, principally as a result of $295.8 million of net income, $25.4 million of net unrealized appreciation on investments, net of tax, $12.8 million of share-based compensation transactions and $2.8 million of net foreign currency translation adjustments, partially offset by $2.4 million of net benefit plan obligation adjustments.

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

Consolidated Investment Results

Net Investment Income.
Net investment income decreased by 3.1% to $264.8 million in 2016 compared to $273.3 million in 2015, primarily due to dividends from affiliated investments.  In December 2015, the Company exchanged its investment in Parent's shares to convertible preferred stock of Preferred Holdings, another affiliated entity.  Dividends from the convertible preferred stock in 2016 were $31.0 million compared to $38.9 million of dividends received from the Parent's shares in 2015.  In addition, there were lower reinvestment rates for the fixed income portfolios and lower dividends from equity securities, partially offset by higher income from our limited partnerships.

Net investment income decreased by 5.9 % to $273.3 million in 2015 compared to $290.3 million 2014.  These decreases were primarily due to a decrease in income on the fixed income portfolio and income from our limited partnership investments, partially offset by an increase in dividends from Parent's shares and interest income received from the Parent on the affiliated note receivable.

The following table shows the components of net investment income for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Fixed maturities	$182.1	$188.3	$207.9
Equity securities	32.3	34.4	34.1
Short-term investments and cash	1.2	1.0	1.2
Other invested assets
Limited partnerships	25.2	19.6	29.7
Dividends from Parent's shares	-	38.9	31.1
Dividends from preferred shares of affiliate	31.0	-	-
Other	1.0	1.8	3.6
Gross investment income before adjustments	272.9	284.0	307.5
Funds held interest income (expense)	6.1	5.6	5.4
Interest income from Parent	4.3	4.3	-
Gross investment income	283.3	293.9	313.0
Investment expenses	(18.5)	(20.6)	(22.7)
Net investment income	$264.8	$273.3	$290.3

(Some amounts may not reconcile due to rounding.)

The following table shows a comparison of various investment yields for the periods indicated:

	2016	2015	2014
Imbedded pre-tax yield of cash and invested assets at December 31	2.9%	2.9%	3.1%
Imbedded after-tax yield of cash and invested assets at December 31	2.0%	2.1%	2.2%

Annualized pre-tax yield on average cash and invested assets	2.8%	3.1%	3.5%
Annualized after-tax yield on average cash and invested assets	2.0%	2.2%	2.5%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Years Ended December 31,			2016/2015	2015/2014
(Dollars in millions)	2016	2015	2014	Variance	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$18.6	$10.9	$13.5	$7.7	$(2.6)
Losses	(25.6)	(47.2)	(16.2)	21.6	(31.0)
Total	(7.0)	(36.3)	(2.7)	29.3	(33.6)

Fixed maturity securities, fair value
Gains	0.3	-	1.3	0.3	(1.3)
Losses	(1.9)	-	(4.4)	(1.9)	4.4
Total	(1.6)	-	(3.1)	(1.6)	3.1

Equity securities, fair value
Gains	16.2	26.1	17.9	(9.9)	8.2
Losses	(28.8)	(34.1)	(18.3)	5.3	(15.8)
Total	(12.6)	(8.0)	(0.4)	(4.6)	(7.6)

Other invested assets, fair value
Gains on exchange	-	88.4	-	(88.4)	88.4
Losses	-	-	-	-	-
Total	-	88.4	-	(88.4)	88.4

Total net realized gains (losses) from sales
Gains	35.1	125.4	32.7	(90.3)	92.7
Losses	(56.3)	(81.3)	(38.9)	25.0	(42.4)
Total	(21.1)	44.1	(6.2)	(65.3)	50.3

Gain (loss) on sale of subsidiary:	(28.0)	94.7	-	(122.7)	94.7

Other than temporary impairments:	(25.7)	(78.8)	(38.9)	53.1	(39.9)

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	1.4	-	(1.5)	1.4	1.5
Equity securities, fair value	51.1	(39.1)	113.1	90.2	(152.2)
Other invested assets, fair value	(6.6)	29.5	140.3	(36.1)	(110.8)
Total	45.9	(9.6)	251.8	55.5	(261.4)

Total net realized gains (losses)	$(28.9)	$50.3	$206.7	$(79.2)	$(156.4)

(Some amounts may not reconcile due to rounding.)

Net realized capital losses were $28.9 million in 2016, and net realized capital gains were $50.3 million and $206.7 million in 2015 and 2014, respectively. In 2016, we recorded a realized capital loss of $28.0 million from the sale of our Heartland subsidiary, $25.7 million of other-than-temporary impairments and $21.1 million of net realized capital losses from sales of fixed maturity and equity securities, partially offset by $45.9 million of net realized capital gains due to fair value re-measurements on fixed maturity securities, equity securities and other invested assets.  In 2015, we recorded a $94.7 million gain on the sale of a subsidiary and $44.1 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $78.8 million of other-than-temporary impairments and $9.6 million of net realized capital losses due to fair value re-measurements on equity securities and other invested assets.  The fixed maturity and equity sales in 2016 and 2015 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.  In 2014, we recorded $251.8 million of net realized capital gains due to fair value re-measurements on fixed maturity, equity securities and other invested assets, partially offset by $38.9 million of other-than-temporary impairments and $6.2 million of net realized capital losses from sales of fixed maturity and equity securities.

Segment Results.
The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and A&H business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re's branches in Canada, Singapore and through offices in Brazil, Miami and New Jersey.  The Insurance operation writes property and casualty insurance directly, through brokers, surplus lines brokers and general agents mainly within the U.S.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,			2016/2015		2015/2014
(Dollars in millions)	2016	2015	2014	Variance	% Change	Variance	% Change
Gross written premiums	$2,125.8	$2,147.9	$2,154.5	$(22.1)	-1.0%	$(6.6)	-0.3%
Net written premiums	930.2	899.9	977.9	30.3	3.4%	(78.0)	-8.0%

Premiums earned	$990.1	$951.5	$988.3	$38.6	4.1%	$(36.9)	-3.7%
Incurred losses and LAE	554.1	413.3	545.9	140.8	34.1%	(132.6)	-24.3%
Commission and brokerage	189.5	199.0	201.9	(9.5)	-4.8%	(2.9)	-1.4%
Other underwriting expenses	54.1	50.1	45.6	4.0	8.0%	4.5	9.9%
Underwriting gain (loss)	$192.4	$289.1	$195.0	$(96.7)	-33.4%	$94.1	48.3%

					Point Chg		Point Chg
Loss ratio	56.0%	43.4%	55.2%		12.6		(11.8)
Commission and brokerage ratio	19.1%	20.9%	20.4%		(1.8)		0.5
Other underwriting expense ratio	5.5%	5.3%	4.7%		0.2		0.6
Combined ratio	80.6%	69.6%	80.3%		11.0		(10.7)

(Some amounts may not reconcile due to rounding)

Premiums.  Gross written premiums decreased by 1.0% to $2,125.8 million in 2016 from $2,147.9 million in 2015, primarily due to a decrease in treaty property business, partially offset by an increase in treaty casualty business.  Net written premiums increased by 3.4% to $930.2 million in 2016 compared to $899.9 million in 2015. The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the assumption of the crop business due to the sale of Heartland and a concurrent new crop reinsurance contract. Premiums earned increased 4.1% to $990.1 million in 2016 compared to $951.5 million in 2015.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$555.5	56.1%		$(49.0)	-4.9%		$506.5	51.2%
Catastrophes	67.0	6.8%		(19.5)	-2.0%		47.6	4.8%
Total segment	$622.5	62.9%		$(68.5)	-6.9%		$554.1	56.0%

2015
Attritional	$473.5	49.8%		$(63.7)	-6.8%		$409.8	43.0%
Catastrophes	8.4	0.9%		(4.9)	-0.5%		3.5	0.4%
Total segment	$481.9	50.7%		$(68.6)	-7.2%		$413.3	43.4%

2014
Attritional	$495.8	50.3%		$59.2	5.9%		$555.0	56.2%
Catastrophes	6.3	0.6%		(15.4)	-1.6%		(9.1)	-1.0%
Total segment	$502.1	50.9%		$43.8	4.3%		$545.9	55.2%

Variance 2016/2015
Attritional	$82.0	6.3	pts	$14.7	1.9	pts	$96.7	8.2	pts
Catastrophes	58.6	5.9	pts	(14.6)	(1.5)	pts	44.1	4.4	pts
Total segment	$140.6	12.2	pts	$0.1	0.3	pts	$140.8	12.6	pts

Variance 2015/2014
Attritional	$(22.3)	(0.5)	pts	$(122.9)	(12.7)	pts	$(145.2)	(13.2)	pts
Catastrophes	2.1	0.3	pts	10.5	1.1	pts	12.6	1.4	pts
Total segment	$(20.2)	(0.2)	pts	$(112.4)	(11.5)	pts	$(132.6)	(11.8)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 34.1% to $554.1 million in 2016 compared to $413.3 million in 2015, primarily due to an increase of $82.0 million in current year attritional losses, resulting mainly from the impact of the increase in premiums earned and impact of the new crop reinsurance contract effective upon the sale of Heartland, and an increase of $58.6 million in current year catastrophe losses.  The $49.0 million of favorable prior years attritional loss development in 2016 is primarily due to U.S. property and marine business, partially offset by $47.1 million of adverse development on A&E reserves.  There was also an increase in favorable development of $14.6 million on prior years catastrophe losses in 2016 compared to 2015. The $19.5 million of favorable development on prior years catastrophes in 2016 mainly related to the 2011 Japan earthquake ($10.3 million), the 2015 U.S. storms ($5.8 million) and the 2013 U.S. storms ($4.8 million).  The current year catastrophe losses of $67.0 million in 2016 related to Hurricane Matthew ($43.1 million), the 2016 U.S. Storms ($10.2 million), the Tennessee wildfire ($7.3 million) and Hurricane Hermine ($6.7 million).  The $8.4 million of current year catastrophe losses in 2015 were mainly due to the 2015 US Storms ($8.2 million).

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

Segment Expenses.  Commission and brokerage decreased by 4.8% to $189.5 million in 2016 compared to $199.0 million in 2015.  The decrease is mainly due to the impact of the new crop reinsurance contract effective upon the sale of Heartland, the impact of affiliated quota share contracts and changes in the mix of business. Segment other underwriting expenses increased to $54.1 million in 2016 from $50.1 million in 2015. The increase was primarily due to the impact of changes in the mix of business and higher compensation costs.

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

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Years Ended December 31,			2016/2015		2015/2014
(Dollars in millions)	2016	2015	2014	Variance	% Change	Variance	% Change
Gross written premiums	$1,269.1	$1,374.0	$1,630.4	$(104.9)	-7.6%	$(256.4)	-15.7%
Net written premiums	497.6	562.7	612.2	(65.1)	-11.6%	(49.6)	-8.1%

Premiums earned	$510.9	$581.2	$601.0	$(70.3)	-12.1%	$(19.8)	-3.3%
Incurred losses and LAE	207.6	394.8	358.0	(187.2)	-47.4%	36.8	10.3%
Commission and brokerage	111.5	121.2	119.7	(9.6)	-8.0%	1.5	1.3%
Other underwriting expenses	34.3	34.3	34.6	-	0.0%	(0.3)	-0.9%
Underwriting gain (loss)	$157.5	$30.9	$88.7	$126.5	NM	$(57.8)	-65.1%

					Point Chg		Point Chg
Loss ratio	40.6%	67.9%	59.6%		(27.3)		8.3
Commission and brokerage ratio	21.8%	20.8%	19.9%		1.0		0.9
Other underwriting expense ratio	6.8%	6.0%	5.7%		0.8		0.3
Combined ratio	69.2%	94.7%	85.2%		(25.5)		9.5

(Some amounts may not reconcile due to rounding)
(NM, not meaningful)

Premiums.  Gross written premiums decreased by 7.6% to $1,269.1 million in 2016 compared to $1,374.0 million in 2015, primarily due to declines in Latin American, Middle East and Asian business and the negative impact of $40.7 million from the movement of foreign exchange rates.  Net written premiums decreased by 11.6% to $497.6 million in 2016 compared to $562.7 million in 2015.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance related to the quota share contracts.  Premiums earned decreased 12.1% to $510.9 million in 2016 compared to $581.2 million in 2015.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$261.5	51.2%		$(93.6)	-18.3%		$167.9	32.8%
Catastrophes	65.5	12.8%		(25.8)	-5.1%		39.7	7.8%
Total segment	$327.0	64.0%		$(119.4)	-23.4%		$207.6	40.6%

2015
Attritional	$378.1	65.1%		$(11.4)	-2.1%		$366.7	63.0%
Catastrophes	34.7	6.0%		(6.6)	-1.1%		28.1	4.9%
Total segment	$412.8	71.1%		$(18.0)	-3.2%		$394.8	67.9%

2014
Attritional	$338.4	56.4%		$(7.7)	-1.3%		$330.7	55.1%
Catastrophes	35.5	5.9%		(8.2)	-1.4%		27.3	4.5%
Total segment	$373.9	62.3%		$(15.9)	-2.7%		$358.0	59.6%

Variance 2016/2015
Attritional	$(116.6)	(13.9)	pts	$(82.2)	(16.2)	pts	$(198.8)	(30.2)	pts
Catastrophes	30.8	6.8	pts	(19.2)	(4.0)	pts	11.6	2.9	pts
Total segment	$(85.8)	(7.1)	pts	$(101.4)	(20.2)	pts	$(187.2)	(27.3)	pts

Variance 2015/2014
Attritional	$39.7	8.7	pts	$(3.7)	(0.8)	pts	$36.0	7.9	pts
Catastrophes	(0.8)	0.1	pts	1.6	0.3	pts	0.8	0.4	pts
Total segment	$38.9	8.8	pts	$(2.1)	(0.5)	pts	$36.8	8.3	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 47.4% to $207.6 million in 2016 compared to $394.8 million in 2015, primarily due to a decrease in current year attritional losses of $116.6 million, more favorable development on prior year attritional losses of $82.2 million and more favorable development of prior year catastrophe losses of $19.2 million, partially offset by an increase of $30.8 million in current year catastrophe losses.  The decrease in attritional losses related to lower losses on Canadian, Latin American, Middle Eastern and African business in 2016 and the impact of the decrease in premiums earned.  The $93.6 million of favorable development on prior years attritional losses was mainly related to property business.  The $65.5 million of current year catastrophe losses in 2016 were due to the Fort McMurray Canada wildfire ($24.9 million), Hurricane Matthew ($13.7 million), the Ecuador earthquake ($11.8 million), the 2016 Taiwan earthquake ($7.6 million) and the New Zealand earthquake ($6.9 million).  The $34.7 million of current year catastrophe losses in 2015 were due to the 2015 Chilean earthquake ($17.4 million), Northern Chile storms ($9.6 million) and the New South Wales storms ($7.8 million).

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

Segment Expenses.  Commission and brokerage decreased 8.0% to $111.5 million in 2016 compared to $121.2 million in 2015.  The year over year decrease was mainly due to the impact of the decrease in premiums earned.  Segment other underwriting expenses remained the same at $34.3 million in 2016 and 2015.

Commission and brokerage increased 1.3% to $121.2 million in 2015 compared to $119.7 million in 2014.  The variances were primarily due to the impact of changes in the mix of business and changes in affiliated quota share contracts.  Segment other underwriting expenses decreased slightly to $34.3 million in 2015 compared to $34.6 million in 2014.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Years Ended December 31,			2016/2015		2015/2014
(Dollars in millions)	2016	2015	2014	Variance	% Change	Variance	% Change
Gross written premiums	$1,668.8	$1,473.8	$1,180.4	$195.0	13.2%	$293.4	24.9%
Net written premiums	620.3	630.7	516.9	(10.4)	-1.6%	113.8	22.0%

Premiums earned	$593.1	$611.1	$524.4	$(18.0)	-2.9%	$86.7	16.5%
Incurred losses and LAE	588.6	511.5	450.2	77.1	15.1%	61.3	13.6%
Commission and brokerage	(11.0)	(5.1)	17.8	(6.0)	117.4%	(22.9)	-128.7%
Other underwriting expenses	156.6	130.4	111.8	26.2	20.1%	18.6	16.6%
Underwriting gain (loss)	$(141.1)	$(25.7)	$(55.4)	$(115.4)	NM	$29.7	-53.6%

					Point Chg		Point Chg
Loss ratio	99.2%	83.7%	85.8%		15.5		(2.1)
Commission and brokerage ratio	-1.9%	-0.8%	3.4%		(1.1)		(4.2)
Other underwriting expense ratio	26.5%	21.3%	21.4%		5.2		(0.1)
Combined ratio	123.8%	104.2%	110.6%		19.6		(6.4)

(Some amounts may not reconcile due to rounding)
(NM, not meaningful)

Premiums.  Gross written premiums increased by 13.2% to $1,668.8 million in 2016 compared to $1,473.8 million in 2015.  This increase was primarily driven by expansion of various insurance lines of business and an increase in accident and health business.  Net written premiums decreased by 1.6% to $620.3 million in 2016 compared to $630.7 million in 2015.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the transfer of the crop business to the U.S. Reinsurance segment as a result of the Heartland sale. Premiums earned decreased 2.9% to $593.1 million in 2016 compared to $611.1 million in 2015.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$470.2	79.2%		$96.5	16.3%		$566.7	95.5%
Catastrophes	22.2	3.7%		(0.3)	0.0%		21.9	3.7%
Total segment	$492.4	82.9%		$96.2	16.3%		$588.6	99.2%

2015
Attritional	$431.4	70.6%		$79.8	13.1%		$511.2	83.7%
Catastrophes	-	0.0%		0.3	0.0%		0.3	0.0%
Total segment	$431.4	70.6%		$80.1	13.1%		$511.5	83.7%

2014
Attritional	$438.8	83.6%		$11.3	2.2%		$450.2	85.8%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$438.8	83.6%		$11.3	2.2%		$450.2	85.8%

Variance 2016/2015
Attritional	$38.8	8.6	pts	$16.7	3.2	pts	$55.5	11.8	pts
Catastrophes	22.2	3.7	pts	(0.6)	-	pts	21.6	3.7	pts
Total segment	$61.0	12.3	pts	$16.1	3.2	pts	$77.1	15.5	pts

Variance 2015/2014
Attritional	$(7.4)	(13.0)	pts	$68.5	10.9	pts	$61.0	(2.1)	pts
Catastrophes	-	-	pts	0.3	-	pts	0.3	-	pts
Total segment	$(7.4)	(13.0)	pts	$68.8	10.9	pts	$61.3	(2.1)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 15.1% to $588.6 million in 2016 compared to $511.5 million in 2015, mainly due to an increase of $38.8 million in current year attritional losses, an increase of $22.2 million in current year catastrophe losses, an increase of $16.7 million in prior years' attritional losses mainly related to run-off construction liability and umbrella business and the impact of increase in premiums earned. The increase in current year attritional losses primarily related to the impact of several non-catastrophic weather events, a slight deterioration in non-standard automobile business and growth in accident and health business, which tends to have a higher loss ratio, The $22.2 million of current year catastrophe losses in 2016 were due to the U.S. storms ($15.0 million), Hurricane Matthew ($5.5 million) and the Fort McMurray Canada wildfire ($1.7 million).  There were no current year catastrophe losses for the year ended December 31, 2015.

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

Segment Expenses.  Commission and brokerage decreased to ($11.0) million in 2016 compared to ($5.1) million in 2015.  The decrease was mainly due to the impact of changes in the mix of business and the impacts from affiliated quota share agreements.  Segment other underwriting expenses increased to $156.6 million in 2016 compared to $130.4 million in 2015. The increase was primarily due to increased expenses due to the build out of our insurance platform.

Commission and brokerage decreased by 128.7% to ($5.1) million in 2015 compared to $17.8 million of expense in 2014. The decrease was primarily driven by changes in the mix of business and impacts from affiliated quota share agreements.  Segment other underwriting expenses increased to $130.4 million in 2015 compared to $111.8 million in 2014.  The increase was primarily due to the impact of the increase in premiums earned and increased focus on insurance operations resulting in increased operating expenses, including new hires.

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

Interest Rate Risk.  Our $9.8 billion investment portfolio, at December 31, 2016, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $790.7 million of mortgage-backed securities in the $5,970.5 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $306.3 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimate on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2016
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$6,630.2	$6,456.9	$6,276.8	$6,089.0	$5,900.4
Market/Fair Value Change from Base (%)	5.6%	2.9%	0.0%	-3.0%	-6.0%
Change in Unrealized Appreciation
After-tax from Base ($)	$229.7	$117.1	$-	$(122.0)	$(244.6)

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2015
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$6,216.3	$6,071.9	$5,922.1	$5,761.5	$5,594.6
Market/Fair Value Change from Base (%)	5.0%	2.5%	0.0%	-2.7%	-5.5%
Change in Unrealized Appreciation
After-tax from Base ($)	$191.2	$97.4	$-	$(104.4)	$(212.9)

We had $8,331.3 million and $7,940.7 million of gross reserves for losses and LAE as of December 31, 2016 and December 31, 2015, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

Equity Risk.  Equity risk is the potential change in fair and/or market value of the common stock, preferred stock and mutual fund portfolios arising from changing prices.  Our equity investments consist of a diversified portfolio of individual securities.  The primary objective of the equity portfolio is to obtain greater total return relative to our core bonds over time through market appreciation and income.

The tables below display the impact on fair/market value and after-tax change in fair/market value of a 10% and 20% change in equity prices up and down for the periods indicated.

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2016
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$710.2	$799.0	$887.8	$976.6	$1,065.4
After-tax Change in Fair/Market Value	(115.4)	(57.7)	-	57.7	115.4

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2015
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$972.3	$1,093.8	$1,215.4	$1,336.9	$1,458.5
After-tax Change in Fair/Market Value	(158.0)	(79.0)	-	79.0	158.0

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

	Change in Foreign Exchange Rates in Percent
	At December 31, 2016
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(130.8)	$(65.4)	$-	$65.4	$130.8

	Change in Foreign Exchange Rates in Percent
	At December 31, 2015
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(126.5)	$(63.3)	$-	$63.3	$126.5

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013)  Based on our assessment we concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

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

Information for Item 11 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information for Item 12 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information for Item 13 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The PricewaterhouseCoopers LLP (and its worldwide affiliates) fees incurred are as follows for the periods indicated:

(Dollars in thousands)		2016	2015
(1)	Audit Fees	$2,092.3	$2,179.7
(2)	Audit-Related Fees	94.0	72.6
(3)	Tax Fees	331.3	893.7
(4)	All Other Fees	6.3	5.9

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

Under its Charter and the "Audit and Non-Audit Services Pre-Approval Policy" (the "Policy"), the Audit Committee is required to pre-approve the audit and non-audit services to be performed by the independent auditors.  The Policy mandates specific approval by the Audit Committee for any service that has not received a general pre-approval or that exceeds pre-approved cost levels or budgeted amounts. For both specific and general pre-approval, the Audit Committee considers whether such services are consistent with the SEC's rules on auditor independence.  The Audit Committee also considers whether the independent auditors are best positioned to provide the most effective and efficient service and whether the service might enhance the Company's ability to manage or control risk or improve audit quality.  The Audit Committee is also mindful of the relationship between fees for audit and non-audit services in deciding whether to pre-approve any such services.  It may determine, for each fiscal year, the appropriate ratio between the total amount of  audit, audit-related and tax fees and a total amount of fees for certain permissible non-audit services classified below as "All Other Fees".  All such factors are considered as a whole, and no one factor is determinative. The Audit Committee further considered whether the performance by PricewaterhouseCoopers LLP of the non-audit related services disclosed below is compatible with maintaining their independence.  The Audit Committee approved all of the audit-related fees, tax fees and all other fees for 2016 and 2015.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2017.

EVEREST REINSURANCE HOLDINGS, INC.

By:	/S/DOMINIC J. ADDESSO
Dominic J. Addesso (Chairman, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DOMINIC J. ADDESSO	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 27, 2017
Dominic J. Addesso

/S/ CRAIG HOWIE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 27, 2017
Craig Howie

/S/ KEITH T. SHOEMAKER	Comptroller (Principal Accounting Officer)	March 27, 2017
Keith T. Shoemaker

INDEX TO EXHIBITS

Exhibit No.

2.	1
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

4.	3
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

*10.	2
Employment agreement between Everest Global Services, Inc., Everest Reinsurance Holdings, Inc. and Dominic J. Addesso, dated July 1, 2012, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on July 20, 2012

*10.	3
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

E-1

101.	INS	XBRL Instance Document

101.	SCH	XBRL Taxonomy Extension Schema

101.	CAL	XBRL Taxonomy Extension Calculation Linkbase

101.	DEF	XBRL Taxonomy Extension Definition Linkbase

101.	LAB	XBRL Taxonomy Extension Label Linkbase

101.	PRE	XBRL Taxonomy Extension Presentation Linkbase

* Management contract or compensatory plan or arrangement.

E-2

EVEREST REINSURANCE HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Pages

Report of Independent Registered Public Accounting Firm		F-2

Consolidated Balance Sheets at December 31, 2016 and 2015		F-3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended
	December 31, 2016, 2015 and 2014	F-4

Consolidated Statements of Changes in Stockholder's Equity for the Years Ended
	December 31, 2016, 2015 and 2014	F-5

Consolidated Statements of Cash Flows for the Years Ended
	December 31, 2016, 2015 and 2014	F-6

Notes to Consolidated Financial Statements		F-7

Schedules

I	Summary of Investments Other Than Investments in Related Parties at December 31, 2016	S-1

II	Condensed Financial Information of Registrant:

	Balance Sheets as of December 31, 2016 and 2015	S-2

	Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014	S-3

	Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014	S-4

	Noted to Condensed Financial Information	S-5

III	Supplementary Insurance Information for the Years Ended
	December 31, 2016, 2015 and 2014	S-6

IV	Reinsurance for the Years Ended December 31, 2016, 2015 and 2014	S-7

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
         of Everest Reinsurance Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Everest Reinsurance Holdings, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, NY
March 27, 2017

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par value per share)	2016	2015

ASSETS:
Fixed maturities - available for sale, at market value	$5,970,496	$5,356,477
(amortized cost: 2016, $5,910,494; 2015, $5,335,472)
Fixed maturities - available for sale, at fair value	-	2,102
Equity securities - available for sale, at fair value	887,800	1,215,377
Short-term investments	306,286	563,536
Other invested assets (cost: 2016, $613,680; 2015, $450,154)	613,740	450,154
Other invested assets, at fair value	1,766,626	1,773,214
Cash	297,794	155,429
Total investments and cash	9,842,742	9,516,289
Note receivable - affiliated	250,000	250,000
Accrued investment income	45,323	41,727
Premiums receivable	1,128,639	1,129,656
Reinsurance receivables - unaffiliated	887,657	716,982
Reinsurance receivables - affiliated	3,686,130	3,742,105
Funds held by reinsureds	190,421	176,712
Deferred acquisition costs	73,924	92,651
Prepaid reinsurance premiums	781,384	772,686
Other assets	202,519	256,395
TOTAL ASSETS	$17,088,739	$16,695,203

LIABILITIES:
Reserve for losses and loss adjustment expenses	$8,331,288	$7,940,720
Unearned premium reserve	1,312,386	1,349,799
Funds held under reinsurance treaties	110,836	101,531
Losses in the course of payment	82,915	125,592
Commission reserves	52,037	51,873
Other net payable to reinsurers	860,391	1,225,260
4.868% Senior notes due 6/1/2044	396,714	396,594
6.6% Long term notes due 5/1/2067	236,462	236,364
Accrued interest on debt and borrowings	3,537	3,537
Income taxes	142,143	68,024
Unsettled securities payable	27,121	15,040
Other liabilities	267,349	249,658
Total liabilities	11,823,179	11,763,992

Commitments and Contingencies (Note 15)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2016 and 2015)	-	-
Additional paid-in capital	387,567	374,789
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of ($19,549) at 2016 and ($33,458) at 2015	(36,315)	(62,136)
Retained earnings	4,914,308	4,618,558
Total stockholder's equity	5,265,560	4,931,211
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$17,088,739	$16,695,203

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014

REVENUES:
Premiums earned	$2,094,049	$2,143,760	$2,113,726
Net investment income	264,807	273,253	290,310
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(25,679)	(78,833)	(38,912)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-
Realized gain (loss) on sale of subsidiary	(28,032)	94,704	-
Other net realized capital gains (losses)	24,770	34,464	245,591
Total net realized capital gains (losses)	(28,941)	50,335	206,679
Other income (expense)	(10,542)	29,256	(22,278)
Total revenues	2,319,373	2,496,604	2,588,437

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,350,280	1,319,561	1,354,093
Commission, brokerage, taxes and fees	289,982	315,069	339,402
Other underwriting expenses	244,966	214,819	192,032
Corporate expenses	8,277	7,179	7,252
Interest, fee and bond issue cost amortization expense	35,435	35,434	37,970
Total claims and expenses	1,928,940	1,892,062	1,930,749

INCOME (LOSS) BEFORE TAXES	390,433	604,542	657,688
Income tax expense (benefit)	94,683	191,889	203,562

NET INCOME (LOSS)	$295,750	$412,653	$454,126

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	4,114	(23,157)	(44,902)
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	21,273	(817)	27,073
Total URA(D) on securities arising during the period	25,387	(23,974)	(17,829)

Foreign currency translation adjustments	2,849	(54,578)	(29,210)

Benefit plan actuarial net gain (loss) for the period	(7,488)	5,681	(39,110)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	5,073	6,216	3,020
Total benefit plan net gain (loss) for the period	(2,415)	11,897	(36,090)
Total other comprehensive income (loss), net of tax	25,821	(66,655)	(83,129)

COMPREHENSIVE INCOME (LOSS)	$321,571	$345,998	$370,997

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER'S EQUITY

	Years Ended December 31,
(Dollars in thousands, except share amounts)	2016	2015	2014

COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	374,789	$362,293	$351,051
Share-based compensation plans	12,778	12,496	11,242
Balance, end of period	387,567	374,789	362,293

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(62,136)	4,519	87,648
Net increase (decrease) during the period	25,821	(66,655)	(83,129)
Balance, end of period	(36,315)	(62,136)	4,519

RETAINED EARNINGS:
Balance, beginning of period	4,618,558	4,205,905	3,751,779
Net income (loss)	295,750	412,653	454,126
Balance, end of period	4,914,308	4,618,558	4,205,905

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$5,265,560	$4,931,211	$4,572,717

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$295,750	$412,653	$454,126
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	1,140	(49,602)	83,362
Decrease (increase) in funds held by reinsureds, net	(4,445)	4,737	2,236
Decrease (increase) in reinsurance receivables	(112,797)	(465,761)	(460,635)
Decrease (increase) in income taxes	60,325	57,487	68,206
Decrease (increase) in prepaid reinsurance premiums	(8,083)	30,985	(138,010)
Increase (decrease) in reserve for losses and loss adjustment expenses	384,628	184,845	248,053
Increase (decrease) in unearned premiums	(38,271)	(82,494)	130,519
Increase (decrease) in other net payable to reinsurers	(364,242)	204,526	5,130
Increase (decrease) in losses in course of payment	(42,643)	(51,416)	(171,071)
Change in equity adjustments in limited partnerships	(24,486)	(18,144)	(28,249)
Distribution of limited partnership income	32,613	45,235	41,064
Change in other assets and liabilities, net	16,090	7,499	81,388
Non-cash compensation expense	9,481	8,025	7,911
Amortization of bond premium (accrual of bond discount)	18,051	18,160	19,086
Amortization of underwriting discount on senior notes	4	4	46
Net realized capital (gains) losses	28,941	(50,335)	(206,679)
Net cash provided by (used in) operating activities	252,056	256,404	136,483

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	781,744	902,932	1,071,296
Proceeds from fixed maturities matured/called - available for sale, at fair value	-	-	875
Proceeds from fixed maturities sold - available for sale, at market value	704,191	544,955	1,080,276
Proceeds from fixed maturities sold - available for sale, at fair value	5,837	1,824	36,467
Proceeds from equity securities sold - available for sale, at market value	-	16	-
Proceeds from equity securities sold - available for sale, at fair value	695,039	567,069	528,958
Proceeds from sale of subsidiary (net of cash disposed)	47,721	3,934	-
Distributions from other invested assets	1,756,484	51,494	72,323
Cost of fixed maturities acquired - available for sale, at market value	(2,110,113)	(1,811,463)	(2,406,162)
Cost of fixed maturities acquired - available for sale, at fair value	(3,940)	(2,436)	(24,097)
Cost of equity securities acquired - available for sale, at fair value	(324,407)	(530,538)	(416,375)
Cost of other invested assets acquired	(1,928,119)	(93,728)	(134,373)
Net change in short-term investments	257,792	(6,145)	189,139
Net cost of lending for long term note - affiliated	-	-	(250,000)
Net change in unsettled securities transactions	10,474	(23,447)	(4,157)
Net cash provided by (used in) investing activities	(107,297)	(395,533)	(255,830)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	3,298	4,472	3,331
Net proceeds from issuance of senior notes	-	-	400,000
Net cost of senior notes maturing	-	-	(250,000)
Net cash provided by (used in) financing activities	3,298	4,472	153,331

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,692)	(33,889)	(26,816)

Net increase (decrease) in cash	142,365	(168,546)	7,168
Cash, beginning of period	155,429	323,975	316,807
Cash, end of period	$297,794	$155,429	$323,975

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$31,018	$131,632	$133,057
Interest paid	$35,217	35,217	38,861

NON-CASH TRANSACTION:
Exchange of common shares of parent company, held as other invested assets at fair value,	$-	$1,773,214	$-
for preferred shares of an affiliated company, held as other invested assets at fair value

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").  The statements include all of the following domestic and foreign direct and indirect subsidiaries of the Company:  Everest Reinsurance Company ("Everest Re"), Everest National Insurance Company ("Everest National"), Everest Indemnity Insurance Company ("Everest Indemnity"), Everest Security Insurance Company ("Everest Security"), Everest Reinsurance Company – Escritório de Representação No Brasil Ltda. ("Everest Brazil"), Mt. Whitney Securities, Inc., Everest Denali Insurance Company ("Everest Denali"), Everest Premier Insurance Company ("Everest Premier"), Everest Specialty Underwriters Services, LLC, Heartland Crop Insurance, Inc. ("Heartland"), Everest International Assurance, Ltd. ("Everest Assurance"), Specialty Insurance Group, Inc. ("Specialty"), Specialty Insurance Group - Leisure and Entertainment Risk Purchasing Group LLC ("Specialty RPG"), Mt. McKinley Managers, L.L.C. and Mt. McKinley Insurance Company ("Mt. McKinley").  All amounts are reported in U.S. dollars.

During the third quarter of 2016, the Company established Delaware domiciled property and casualty insurance subsidiaries, Everest Premier and Everest Denali, which will be used in the continued expansion of the Insurance operations.

Effective August 24, 2016, the Company sold its wholly-owned subsidiary, Heartland, a managing agent for crop insurance, to CGB Diversified Services, Inc. ("CGB"). The operating results of Heartland through August 24, 2016 are included within the Company's financial statements.

Effective July 13, 2015, the Company sold all of the outstanding shares of capital stock of a wholly-owned subsidiary entity, Mt. McKinley, to Clearwater Insurance Company. The operating results of Mt. McKinley through July 13, 2015 are included within the Company's financial statements.

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

B.  Investments.
Fixed maturity and equity security investments available for sale, at market value, reflect unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, in stockholder's equity, net of income taxes in "accumulated other comprehensive income (loss)" in the consolidated balance sheets.  Fixed maturity, equity securities and other invested assets carried at fair value reflect fair value re-measurements as net realized capital gains and losses in the consolidated statements of operations and comprehensive income (loss).  The Company records changes in fair value for its fixed maturities-available for sale, at market value through stockholders' equity, net of taxes in accumulated other comprehensive income (loss) since cash flows from these investments will be primarily used to settle its reserve for losses and loss adjustment expense liabilities.  The Company anticipates holding these investments for an extended period as the cash flow from interest and maturities will fund the projected payout of these liabilities.  Fixed maturities carried at fair value represent a portfolio of convertible bond securities, which have characteristics similar to equity securities and at times, designated foreign denominated fixed maturity securities, which will be used to settle loss and loss adjustment reserves in the same currency.  The Company carries all of its equity securities at fair value except for mutual fund investments whose underlying investments are comprised of fixed maturity securities. For equity securities, available for sale, at fair value, the Company reflects changes in value as net realized capital gains and losses since these securities may be sold in the near term depending on financial market conditions.  Interest income on all fixed maturities and dividend income on all equity securities are included as part of net investment income in the consolidated statements of operations and comprehensive income (loss).  Unrealized losses on fixed maturities, which are deemed other-than-temporary and related to the credit quality of a security, are charged to net income (loss) as net realized capital losses.  Short-term investments are stated at cost, which approximates market value.  Realized gains or losses on sales of investments are determined on the basis of identified cost.  For some non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality, and cash flow characteristics of each security.  For other non-publicly traded securities, an investment manager's valuation committee will estimate fair value, which is reviewed by the Company for reasonableness.  For publicly traded securities, market value is based on quoted market prices or valuation models that use observable market inputs.  When a sector of the financial markets is inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Retrospective adjustments are employed to recalculate the values of asset-backed securities.  Each acquisition lot is reviewed to recalculate the effective yield.  The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition.  Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities.  Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used to effect the calculation of projected and prepayments for pass-through security types.  Other invested assets includes limited partnerships, a private placement liquidity sweep facility and rabbi trusts. Cash contributions to and cash distributions from the sweep facility are reported gross in cash flows from investing activities in the consolidated statements of Cash Flows. Limited partnerships are accounted for under the equity method of accounting, which can be recorded on a monthly or quarterly lag.  Other invested assets, at fair value, are comprised of convertible preferred stock of Everest Preferred International Holdings, Ltd. ("Preferred Holdings"), an affiliated entity.  The fair value of the Preferred Holdings convertible preferred stock at December 31, 2016 was determined using a pricing model and at December 31, 2015 represented the original exchange value for Group's common shares, which occurred on December 21, 2015.

C.  Uncollectible Receivable Balances.
The Company provides reserves for uncollectible reinsurance recoverable and premium receivable balances based on management's assessment of the collectability of the outstanding balances.  Such reserves are presented in the table below for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2016	2015
Reinsurance recoverable and premium receivables	$23,011	$22,511

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

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Deferred acquisition costs	$289,982	$315,069	$339,402

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

G.  Prepaid Reinsurance Premiums.
Prepaid reinsurance premiums represent unearned premium reserves ceded to other reinsurers.  Prepaid reinsurance premiums for any foreign reinsurers comprising more than 10% of the outstanding balance at December 31, 2016 were collateralized either through collateralized trust arrangements, rights of offset or letters of credit, thereby limiting the credit risk to the Company.

H.  Income Taxes.
The Company and its wholly-owned subsidiaries file a consolidated U.S. federal income tax return.  Foreign subsidiaries and branches of subsidiaries file local tax returns as required.  Deferred income taxes have been recorded to recognize the tax effect of temporary differences between the financial reporting and income tax bases of assets and liabilities, which arise because of differences between GAAP and income tax accounting rules.

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

L. Application of Recently Issued Accounting Standard Changes.
Disclosures about Short-Duration Contracts. In May 2015, the FASB issued ASU 2015-09, authoritative guidance regarding required disclosures associated with short duration insurance contracts.  The new disclosure requirements focus on information about initial claim estimates and subsequent claim estimate adjustment, methodologies in estimating claims and the timing, frequency and severity of claims related to short duration insurance contracts. This guidance is effective for annual reporting periods beginning after December 15, 2015 and interim reporting periods beginning after December 15, 2016. The Company has included these disclosures within Footnote 3; Reserve for Losses, LAE and Future Policy Benefit Reserve, as part of the Notes to Consolidated Financial Statements.

Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share.  In May 2015, the FASB issued ASU 2015-07, which removes the requirement to categorize, within the fair value hierarchy, investments for which fair values are estimated using the net asset value practical expedient provided by Accounting Standards Codification 820, Fair Value Measurement.  The updated guidance is effective for annual reporting periods beginning after December 15, 2015.  The adoption did not have a material impact on the Company's financial statements.

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

Consolidation. In February 2015, the FASB issued ASU 2015-02, authoritative guidance regarding consolidation of reporting entities.  The new guidance focuses on the required evaluation of whether certain legal entities should be consolidated.  This guidance is effective for annual and interim reporting periods beginning after December 15, 2015.  The adoption did not have a material impact on the Company's financial statements.

2.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments ("OTTI") in accumulated other comprehensive income ("AOCI") are as follows for the periods indicated:

	At December 31, 2016
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$693,005	$2,509	$(4,434)	$691,080	$-
Obligations of U.S. states and political subdivisions	723,938	18,016	(11,970)	729,984	-
Corporate securities	2,119,324	50,665	(15,786)	2,154,203	4,868
Asset-backed securities	136,826	330	(129)	137,027	-
Mortgage-backed securities
Commercial	75,435	510	(452)	75,493	-
Agency residential	721,772	2,365	(8,993)	715,144	-
Non-agency residential	76	12	-	88	-
Foreign government securities	495,572	22,088	(10,383)	507,277	-
Foreign corporate securities	944,546	30,015	(14,361)	960,200	175
Total fixed maturity securities	$5,910,494	$126,510	$(66,508)	$5,970,496	$5,043

	At December 31, 2015
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$329,281	$2,422	$(718)	$330,985	$-
Obligations of U.S. states and political subdivisions	669,945	34,020	(890)	703,075	-
Corporate securities	2,011,997	27,286	(70,725)	1,968,558	(86)
Asset-backed securities	145,755	290	(1,063)	144,982	-
Mortgage-backed securities
Commercial	61,527	1,430	(511)	62,446	-
Agency residential	714,907	3,994	(6,603)	712,298	-
Non-agency residential	126	24	-	150	-
Foreign government securities	447,244	24,255	(8,425)	463,074	-
Foreign corporate securities	954,690	27,616	(11,397)	970,909	17
Total fixed maturity securities	$5,335,472	$121,337	$(100,332)	$5,356,477	$(69)

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

	At December 31, 2016		At December 31, 2015
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$394,401	$392,824	$330,029	$330,509
Due after one year through five years	2,925,786	2,955,325	2,617,079	2,618,056
Due after five years through ten years	879,762	894,166	870,266	856,230
Due after ten years	776,436	800,429	595,783	631,806
Asset-backed securities	136,826	137,027	145,755	144,982
Mortgage-backed securities
Commercial	75,435	75,493	61,527	62,446
Agency residential	721,772	715,144	714,907	712,298
Non-agency residential	76	88	126	150
Total fixed maturity securities	$5,910,494	$5,970,496	$5,335,472	$5,356,477

The changes in net unrealized appreciation (depreciation) for the Company's investments are derived from the following sources for the periods as indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$33,883	$(46,548)
Fixed maturity securities, other-than-temporary impairment	5,113	9,666
Equity securities	-	(1)
Other invested assets	60	-
Change in unrealized appreciation (depreciation), pre-tax	39,056	(36,883)
Deferred tax benefit (expense)	(11,880)	16,292
Deferred tax benefit (expense), other-than-temporary impairment	(1,789)	(3,383)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$25,387	$(23,974)

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2016 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$469,571	$(4,434)	$-	$-	$469,571	$(4,434)
Obligations of U.S. states and political subdivisions	221,088	(11,486)	564	(484)	221,652	(11,970)
Corporate securities	431,757	(10,121)	118,172	(5,665)	549,929	(15,786)
Asset-backed securities	35,065	(122)	5,745	(7)	40,810	(129)
Mortgage-backed securities
Commercial	27,230	(391)	3,060	(61)	30,290	(452)
Agency residential	487,000	(6,320)	90,740	(2,673)	577,740	(8,993)
Non-agency residential	-	-	-	-	-	-
Foreign government securities	218,171	(2,713)	61,542	(7,670)	279,713	(10,383)
Foreign corporate securities	264,939	(4,950)	75,489	(9,411)	340,428	(14,361)
Total fixed maturity securities	$2,154,821	$(40,537)	$355,312	$(25,971)	$2,510,133	$(66,508)

	Duration of Unrealized Loss at December 31, 2016 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$111,926	$(322)	$21,691	$(3,625)	$133,617	$(3,947)
Due in one year through five years	1,015,066	(10,567)	190,960	(16,511)	1,206,026	(27,078)
Due in five years through ten years	243,082	(10,369)	41,371	(2,961)	284,453	(13,330)
Due after ten years	235,452	(12,446)	1,745	(133)	237,197	(12,579)
Asset-backed securities	35,065	(122)	5,745	(7)	40,810	(129)
Mortgage-backed securities	514,230	(6,711)	93,800	(2,734)	608,030	(9,445)
Total fixed maturity securities	$2,154,821	$(40,537)	$355,312	$(25,971)	$2,510,133	$(66,508)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2016 were $2,510,133 thousand and $66,508 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at December 31, 2016, did not exceed 1.0% of the overall market value of the Company's fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $40,537 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of obligations of U.S. states and political subdivisions, domestic and foreign corporate securities, agency residential mortgage-backed securities and foreign government securities.  Of these unrealized losses, $36,646 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  The $25,971 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, foreign government securities and agency residential mortgage-backed securities.  Of these unrealized losses $22,882 thousand is attributable to net unrealized foreign exchange losses, as the U.S. dollar has strengthened against other currencies.  There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the tables below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Fixed maturities	$182,132	$188,300	$207,861
Equity securities	32,317	34,418	34,112
Short-term investments and cash	1,234	964	1,190
Other invested assets
Limited partnerships	25,194	19,613	29,653
Dividends from Parent's shares	-	38,880	31,104
Dividends from preferred shares of affiliate	31,032	-	-
Other	1,017	1,804	3,620
Gross investment income before adjustments	272,926	283,979	307,540
Funds held interest income (expense)	6,073	5,611	5,429
Interest income from Parent	4,300	4,300	-
Gross investment income	283,299	293,890	312,969
Investment expenses	(18,492)	(20,637)	(22,658)
Net investment income	$264,807	$273,253	$290,310

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

The Company had contractual commitments to invest up to an additional $316,059 thousand in limited partnerships at December 31, 2016.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2021.

The Company's other invested assets at December 31, 2016 included $57,126 thousand related to a private placement liquidity sweep facility. The primary purpose of the facility is to enhance the Company's return on its short-term investments and cash positions. The facility invests in high quality, short-duration securities and permits daily liquidity.

Other invested assets, at fair value, as of December 31, 2016, were comprised of preferred shares held in Preferred Holdings, an affiliated company.

The components of net realized capital gains (losses) are presented in the tables below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Fixed maturity securities, market value:
Other-than-temporary impairments	$(25,679)	$(78,833)	$(38,912)
Gains (losses) from sales	(6,981)	(36,299)	(2,711)
Fixed maturity securities, fair value:
Gains (losses) from sales	(1,586)	25	(3,137)
Gains (losses) from fair value adjustments	1,381	(44)	(1,498)
Equity securities, market value:
Gains (losses) from sales	-	1	-
Equity securities, fair value:
Gains (losses) from sales	(12,561)	(8,010)	(385)
Gains (losses) from fair value adjustments	51,077	(39,119)	113,065
Other invested assets	18	-	-
Other invested assets, fair value:
Gains (losses) from exchange	-	88,354	-
Gains (losses) from fair value adjustments	(6,588)	29,549	140,259
Gains (losses) on sale of subsidiary	(28,032)	94,704	-
Short-term investment gains (losses)	10	7	(2)
Total net realized capital gains (losses)	$(28,941)	$50,335	$206,679

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

Effective August 24, 2016, the Company sold Heartland, its crop Managing General Agent to CGB.  The Company has recognized a pre-tax loss on the sale of Heartland of $28,032 thousand.

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Proceeds from sales of fixed maturity securities	$710,028	$546,779	$1,116,743
Gross gains from sales	18,907	10,935	14,782
Gross losses from sales	(27,474)	(47,209)	(20,630)

Proceeds from sales of equity securities	$695,039	$567,085	$528,958
Gross gains from sales	16,223	26,136	17,921
Gross losses from sales	(28,784)	(34,146)	(18,306)

Securities with a carrying value amount of $1,415,085 thousand at December 31, 2016, were on deposit with various state or governmental insurance departments in compliance with insurance laws.

3.  RESERVES FOR LOSSES AND LAE

Reserves for losses and LAE.
Activity in the reserve for losses and LAE is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2016	2015	2014
Gross reserves at January 1	$7,940,720	$7,843,856	$7,653,229
Less reinsurance recoverables	(3,875,073)	(3,702,782)	(3,427,385)
Net reserves at January 1	4,065,647	4,141,074	4,225,844

Incurred related to:
Current year	1,441,962	1,326,015	1,314,887
Prior years	(91,682)	(6,454)	39,206
Total incurred losses and LAE	1,350,280	1,319,561	1,354,093

Paid related to:
Current year	400,489	357,819	452,662
Prior years	892,207	946,337	926,819
Total paid losses and LAE	1,292,696	1,304,156	1,379,481

Foreign exchange/translation adjustment	8,266	(90,832)	(59,382)

Net reserves at December 31	4,131,497	4,065,647	4,141,074
Plus reinsurance recoverables	4,199,791	3,875,073	3,702,782
Gross reserves at December 31	$8,331,288	$7,940,720	$7,843,856

Incurred prior years' reserves decreased by $91,682 thousand and $6,454 thousand for the years ended December 31, 2016 and 2015, respectively, and increased by $39,206 thousand for the year ended December 31, 2014.  The decrease for 2016 was attributable to favorable development in the reinsurance segments of $187,909 thousand related primarily to property and short-tail business in the U.S., property business in Canada, Latin America, Middle East and Africa, as well as favorable development on prior year catastrophe losses, partially offset by $45,668 thousand of adverse development on A&E reserves. Part of the favorable development in the reinsurance segment related to the 2015 loss from the explosion at the Chinese port of Tianjin. In 2015, this loss was originally estimated to be $21,566 thousands. At December 31, 2016, this loss was projected to be $6,261 thousands resulting in $15,305 thousands of favorable development in 2016. The net favorable development in the reinsurance segments was partially offset by $96,227 thousand of unfavorable development in the insurance segment primarily related to run-off construction liability and umbrella program business.

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

The following is information about incurred and paid claims development as of December 31, 2016, net of reinsurance, as well as cumulative claim frequency and the total of incurred but not reported liabilities (IBNR) plus expected development on reported claims included within the net incurred claims amounts.  Each of the Company's financial reporting segments has been disaggregated into casualty and property business.  The casualty and property segregation results in groups that have homogeneous loss development characteristics and are large enough to represent credible trends.  Generally, casualty claims take longer to be reported and settled, resulting in longer payout patterns and increased volatility.  Property claims on the other hand, tend to be reported and settled quicker and therefore tend to exhibit less volatility.

The property business is more exposed to catastrophe losses, which can result in year over year fluctuations in incurred claims depending on the frequency and severity of catastrophes claims in any one accident year.

The information about incurred and paid claims development for the years ended December 31, 2012 to December 31, 2015 is presented as supplementary information.

These tables present five years of incurred and paid claims development as it is impracticable to retrospectively create the tables for ten years.  For the reinsurance groups, for the years prior to 2012, the total of IBNR plus expected development on reported claims was not prepared on an accident year basis.  The Company calculated these IBNR amounts in the aggregate for each business unit in total as of prior year end points in time.  While business written in the United States would have been allocated to accident year for regulatory reporting purposes, business written outside of the United States would not have been similarly allocated.  Attempting to allocate the non-U.S. business IBNR reserves to accident year currently for older year end valuations would require making assumptions and estimates which may not be in line with assumptions that would have been made at the time.  A similar situation applies to insurance where the accumulation of the business lines reported in the regulatory filings are not consistent with the breakout of the tables presented below.  As a result of not being able to present the information prior to 2012, prospectively an additional year will be added to the tables each reporting year until a ten year table is presented.

The Cumulative Number of Reported Claims is shown only for Insurance Casualty as it is impracticable to provide the information for the remaining groups.  The reinsurance groups each include pro rata contracts for which ceding companies provide only summary information via a bordereau.  This summary information does not include the number of reported claims underlying the paid and reported losses.  Therefore, it is not possible to provide this information.  The Insurance Property group includes Accident & Health insurance business.  This business is written via a master contract and individual claim counts are not provided.  This business represents a significant enough portion of the business in the Insurance Property group so that including the number of reported claims for the remaining business would distort any analytics performed on the group.

The Cumulative Number of Reported Claims shown for the Insurance Casualty is determined by claim and line of business.  For example, a claim event with three claimants in the same line of business is a single claim.  However, a claim event with a single claimant that spans two lines of business contributes two claims.  Cessions under affiliated quota share agreements reduce net losses but do not impact claim counts.

The following tables present the incurred loss and ALAE and the paid loss and ALAE, net of reinsurance for casualty and property, as well as the average annual percentage payout of incurred claims by age, net of reinsurance for each of our disclosed lines of business.

U.S. Reinsurance – Casualty Business

						At December 31, 2016
						Total of
						IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance					Plus Expected
	Years Ended December 31,					Development	Cumulative
	2012	2013	2014	2015	2016	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$249,427	$211,113	$139,581	$139,137	$145,577	37,168	N/A
2013		117,039	183,581	181,005	186,086	77,332	N/A
2014			197,453	189,580	193,693	112,260	N/A
2015				155,854	178,324	132,688	N/A
2016					171,551	150,094	N/A
					$875,232

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$2,371	$11,455	$24,593	$54,376	$76,026
2013		4,645	15,589	43,205	73,793
2014			7,102	21,782	47,847
2015				7,881	21,851
2016					7,433
					$226,950
All outstanding liabilities prior to 2012, net of reinsurance					869,493
Liabilities for claims and claim adjustment expenses, net of reinsurance					$1,517,775

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5
Casualty	3.4%	6.9%	12.7%	18.2%	14.9%

U.S. Reinsurance – Property Business

						At December 31, 2016
						Total of
						IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance					Plus Expected
	Years Ended December 31,					Development	Cumulative
	2012	2013	2014	2015	2016	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$581,047	$468,914	$374,436	$371,698	$362,664	1,782	N/A
2013		281,153	303,058	278,774	247,991	5,341	N/A
2014			327,032	297,400	238,264	18,179	N/A
2015				324,705	259,346	41,130	N/A
2016					423,729	188,254	N/A
					$1,531,994

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$129,689	$228,584	$285,761	$310,382	$322,765
2013		119,578	165,294	199,072	213,544
2014			110,081	163,982	189,854
2015				113,186	166,844
2016					156,865
					$1,049,872
All outstanding liabilities prior to 2012, net of reinsurance					54,326
Liabilities for claims and claim adjustment expenses, net of reinsurance					$536,448

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5
Property	41.1%	22.8%	13.8%	6.4%	3.4%

International – Casualty Business

						At December 31, 2016
						Total of
						IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance					Plus Expected
	Years Ended December 31,					Development	Cumulative
	2012	2013	2014	2015	2016	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$118,149	$53,561	$32,933	$41,248	$43,426	6,971	N/A
2013		56,371	38,279	40,297	52,698	17,310	N/A
2014			55,684	46,674	66,391	32,996	N/A
2015				53,475	72,931	48,397	N/A
2016					72,155	57,621	N/A
					$307,600

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$7,036	$10,522	$16,375	$19,764	$22,979
2013		5,805	13,659	17,675	21,404
2014			8,149	14,701	20,853
2015				8,322	17,994
2016					10,513
					$93,742
All outstanding liabilities prior to 2012, net of reinsurance					69,124
Liabilities for claims and claim adjustment expenses, net of reinsurance					$282,982

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5
Casualty	12.9%	11.7%	9.9%	7.4%	7.4%

International – Property Business

						At December 31, 2016
						Total of
						IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance					Plus Expected
	Years Ended December 31,					Development	Cumulative
	2012	2013	2014	2015	2016	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$270,799	$253,946	$206,031	$209,972	$204,343	30	N/A
2013		180,751	178,018	170,909	158,426	1,483	N/A
2014			319,985	262,394	203,087	31,751	N/A
2015				261,465	173,501	16,201	N/A
2016					179,737	54,787	N/A
					$919,094

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$82,008	$140,733	$173,327	$183,819	$188,178
2013		47,180	99,809	120,790	135,518
2014			58,722	107,116	137,474
2015				56,211	109,416
2016					52,857
					$623,444
All outstanding liabilities prior to 2012, net of reinsurance					100,482
Liabilities for claims and claim adjustment expenses, net of reinsurance					$396,133

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5
Property	32.3%	28.8%	14.8%	7.0%	2.1%

Insurance – Casualty Business

						At December 31, 2016
						Total of
						IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance					Plus Expected
	Years Ended December 31,					Development	Cumulative
	2012	2013	2014	2015	2016	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$211,633	$174,642	$185,025	$184,456	$188,066	22,750	15,638
2013		255,726	227,745	230,312	224,374	57,553	21,168
2014			237,459	238,424	240,318	69,505	24,829
2015				258,299	258,331	137,267	25,939
2016					353,447	269,444	23,463
					$1,264,535

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$15,671	$55,184	$84,322	$116,511	$133,140
2013		17,106	68,516	101,543	129,619
2014			20,357	71,833	114,055
2015				19,916	67,846
2016					24,681
					$469,341
All outstanding liabilities prior to 2012, net of reinsurance					373,822
Liabilities for claims and claim adjustment expenses, net of reinsurance					$1,169,016

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5
Casualty	7.7%	20.9%	16.0%	14.6%	8.8%

Insurance – Property Business

						At December 31, 2016
						Total of
						IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance					Plus Expected
	Years Ended December 31,					Development	Cumulative
	2012	2013	2014	2015	2016	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$58,245	$46,862	$43,478	$44,807	$44,235	23	N/A
2013		63,807	56,751	51,988	52,696	1	N/A
2014			67,972	69,718	67,314	477	N/A
2015				80,203	75,707	1,950	N/A
2016					150,924	46,592	N/A
					$390,876

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$26,853	$44,352	$42,807	$44,459	$44,169
2013		35,162	54,060	52,417	52,680
2014			40,218	66,316	66,476
2015				45,264	70,156
2016					71,647
					$305,129
All outstanding liabilities prior to 2012, net of reinsurance					146
Liabilities for claims and claim adjustment expenses, net of reinsurance					$85,893

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5
Property	56.1%	36.4%	-1.8%	2.0%	-0.7%

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows.

December 31, 2016
(Dollars in thousands)
Net outstanding liabilities
U.S. Reinsurance Casualty	$1,517,775
U.S. Reinsurance Property	536,448
International Casualty	282,982
International Property	396,133
Insurance Casualty	1,169,016
Insurance Property	85,893
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	3,988,248

Reinsurance recoverable on unpaid claims
U.S. Reinsurance Casualty	958,001
U.S. Reinsurance Property	731,331
International Casualty	456,106
International Property	567,074
Insurance Casualty	1,398,275
Insurance Property	89,005
Total reinsurance recoverable on unpaid claims	4,199,791

Insurance lines other than short-duration	-
Unallocated claims adjustment expenses	110,022
Other	33,227
143,249

Total gross liability for unpaid claims and claim adjustment expense	$8,331,288

(Some amounts may not reconcile due to rounding.)

Reserving Methodology

The Company maintains reserves equal to our estimated ultimate liability for losses and loss adjustment expense (LAE) for reported and unreported claims for our insurance and reinsurance businesses.  Because reserves are based on estimates of ultimate losses and LAE by underwriting or accident year, the Company uses a variety of statistical and actuarial techniques to monitor reserve adequacy over time, evaluate new information as it becomes known, and adjust reserves whenever an adjustment appears warranted.  The Company considers many factors when setting reserves including:  (1) exposure base and projected ultimate premium; (2) expected loss ratios by product and class of business, which are developed collaboratively by underwriters and actuaries; (3) actuarial methodologies which analyze loss reporting and payment experience, reports from ceding companies and historical trends, such as reserving patterns, loss payments, and product mix; (4) current legal interpretations of coverage and liability; and (5) economic conditions.  Insurance and reinsurance loss and LAE reserves represent the Company's best estimate of its ultimate liability.  Actual loss and LAE ultimately paid may deviate, perhaps substantially, from such reserves.  Net income (gain or loss) will be impacted in a period in which the change in estimated ultimate loss and LAE is recorded.

The detailed data required to evaluate ultimate losses for the Company's insurance business is accumulated from its underwriting and claim systems.  Reserving for reinsurance requires evaluation of loss information received from ceding companies.  Ceding companies report losses in many forms depending on the type of contract and the agreed or contractual reporting requirements.  Generally, pro rata contracts require the submission of a monthly/quarterly account, which includes premium and loss activity for the period with corresponding reserves as established by the ceding company.  This information is recorded into the

Company's records.  For certain pro rata contracts, the Company may require a detailed loss report for claims that exceed a certain dollar threshold or relate to a particular type of loss.  Excess of loss and facultative contracts generally require individual loss reporting with precautionary notices provided when a loss reaches a significant percentage of the attachment point of the contract or when certain causes of loss or types of injury occur.  Experienced claims staff handles individual loss reports and supporting claim information.  Based on evaluation of a claim, the Company may establish additional case reserves in addition to the case reserves reported by the ceding company.  To ensure ceding companies are submitting required and accurate data, Everest's Underwriting, Claim, Reinsurance Accounting, and Internal Audit Departments perform various reviews of ceding companies, particularly larger ceding companies, including on-site audits.

The Company segments both reinsurance and insurance reserves into exposure groupings for actuarial analysis.  The Company assigns business to exposure groupings so that the underlying exposures have reasonably homogeneous loss development characteristics and are large enough to facilitate credible estimation of ultimate losses.  The Company periodically reviews its exposure groupings and may change groupings over time as business changes.  The Company currently uses approximately 150 exposure groupings to develop reserve estimates.  One of the key selection characteristics for the exposure groupings is the historical duration of the claims settlement process.  Business in which claims are reported and settled relatively quickly are commonly referred to as short tail lines, principally property lines.  On the other hand, casualty claims tend to take longer to be reported and settled and casualty lines are generally referred to as long tail lines. Estimates of ultimate losses for shorter tail lines, with the exception of loss estimates for large catastrophic events, generally exhibit less volatility than those for the longer tail lines.

The Company uses a variety of actuarial methodologies, such as the expected loss ratio method, chain ladder methods, and Bornhuetter-Ferguson methods, supplemented by judgment where appropriate, to estimate ultimate loss and LAE for each exposure group.

Expected Loss Ratio Method:  The expected loss ratio method uses earned premium times an expected loss ratio to calculate ultimate losses for a given underwriting or accident year.  This method relies entirely on expectation to project ultimate losses with no consideration given to actual losses.  As such, it may be appropriate for an immature underwriting or accident year where few, if any, losses have been reported or paid, but less appropriate for a more mature year.

Chain Ladder Method:  Chain ladder methods use a standard loss development triangle to project ultimate losses.  Age-to-age development factors are selected for each development period and combined to calculate age-to-ultimate development factors which are then applied to paid or reported losses to project ultimate losses.  This method relies entirely on actual paid or reported losses to project ultimate losses.  No other factors such as changes in pricing or other expectations are taken into account.  It is most appropriate for groups with homogeneous, stable experience where past development patterns are expected to continue in the future.  It is least appropriate for groups which have changed significantly over time or which are more volatile.

Bornhuetter-Ferguson Method:  The Bornhuetter-Ferguson method is a combination of the expected loss ratio method and the chain ladder method.  Ultimate losses are projected based partly on actual paid or reported losses and partly on expectation.  Incurred but not reported (IBNR) reserves are calculated using earned premium, an a priori loss ratio, and selected age-to-age development factors and added to actual reported (paid) losses to determine ultimate losses.  It is more responsive to actual reported or paid development than the expected loss ratio method but less responsive than the chain ladder method.  The reliability of the method depends on the accuracy of the selected a priori loss ratio.

Although the Company uses similar actuarial methods for both short tail and long tail lines, the faster reporting of experience for the short tail lines allows the Company to have greater confidence in its estimates of ultimate losses for short tail lines at an earlier stage than for long tail lines.  As a result, the Company utilizes, as well, exposure-based methods to estimate its ultimate losses for longer tail lines, especially for immature underwriting or accident years.  For both short and long tail lines, the Company supplements these general approaches with analytically based judgments.

Key actuarial assumptions contain no explicit provisions for reserve uncertainty nor does the Company supplement the actuarially determined reserves for uncertainty.

Carried reserves at each reporting date are the Company's best estimate of ultimate unpaid losses and LAE at that date.  The Company completes detailed reserve studies for each exposure group annually for both reinsurance and insurance operations.  The completed annual reserve studies are "rolled-forward" for each accounting period until the subsequent reserve study is completed.  Analyzing the roll-forward process involves comparing actual reported losses to expected losses based on the most recent reserve study.  The Company analyzes significant variances between actual and expected losses and post adjustments to its reserves as warranted.

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

The Company's reserves include an estimate of the Company's ultimate liability for A&E claims.  The Company's A&E liabilities emanate from direct insurance business and Everest Re's assumed reinsurance business.  All of the contracts of insurance and reinsurance under which the Company has received claims during the past three years, expired more than 20 years ago.  There are significant uncertainties surrounding the Company's reserves for its A&E losses.

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy. The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of reinsurance basis for the periods indicated:

	At December 31,
(Dollars in thousands)	2016	2015	2014
Gross basis:
Beginning of period reserves	$433,117	$476,205	$402,461
Incurred losses	73,336	40,000	142,233
Paid losses	(65,342)	(83,088)	(68,490)
End of period reserves	$441,111	$433,117	$476,205

Net basis:
Beginning of period reserves	$276,540	$304,286	$269,370
Incurred losses	45,668	30,879	87,362
Paid losses	(47,798)	(58,625)	(52,446)
End of period reserves	$274,409	$276,540	$304,286

(Some amounts may not reconcile due to rounding.)

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

Reinsurance Receivables.  Reinsurance receivables for both paid and unpaid losses totaled $4,573,787 thousand and $4,459,087 thousand at December 31, 2016 and 2015, respectively. At December 31, 2016, $3,651,720 thousand, or 79.8%, was receivable from Everest Reinsurance (Bermuda), Ltd. ("Bermuda Re"), an affiliated entity, and is fully collateralized by a trust agreement.  No other retrocessionaire accounted for more than 5% of reinsurance receivables.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.   No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Due to the unavailability of prices for forty-two private placement securities, the investment manager's valuation committee valued the forty-two securities at $86,536 thousand at December 31, 2016.  Due to the unavailability of prices for two private placement securities, the Company valued the two securities at $3,593 thousand at December 31, 2015.

The Company internally manages a public equity portfolio which had a fair value at December 31, 2016 and December 31, 2015 of $133,755 thousand and $131,219 thousand, respectively, and all prices were obtained from publically published sources.

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

Other invested assets, at fair value, was categorized as Level 3 at December 31, 2016 and December 31, 2015, since it represented a privately placed convertible preferred stock issued by an affiliate.  The stock was received in exchange for shares of the Company's parent, which were valued on a public securities exchange on December 21, 2015.  The fair value of the preferred stock at December 31, 2016 was determined using a pricing model and the value at December 31, 2015 was the exchange value.

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$691,080	$-	$691,080	$-
Obligations of U.S. States and political subdivisions	729,984	-	729,984	-
Corporate securities	2,154,203	-	2,089,006	65,197
Asset-backed securities	137,027	-	137,027	-
Mortgage-backed securities
Commercial	75,493	-	75,493	-
Agency residential	715,144	-	715,144	-
Non-agency residential	88	-	88	-
Foreign government securities	507,277	-	507,277	-
Foreign corporate securities	960,200	-	957,662	2,538
Total fixed maturities, market value	5,970,496	-	5,902,761	67,735

Fixed maturities, fair value	-	-	-	-
Equity securities, fair value	887,800	827,237	60,563	-
Other invested assets, fair value	1,766,626	-	-	1,766,626

In addition, $18,801 thousand of investments within other invested assets on the consolidated balance sheet as of December 31, 2016 are not included within the fair value hierarchy table as the assets are valued using the NAV practical expedient guidance within ASU 2015-07.

There were no transfers between Level 1 and Level 2 for the twelve months ended December 31, 2016.

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

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	December 31, 2016				December 31, 2015
	Corporate		Foreign		Corporate		Foreign
(Dollars in thousands)	Securities	CMBS	Corporate	Total	Securities	CMBS	Corporate	Total
Beginning balance	$3,933	$-	$1,593	$5,526	$-	$8,597	$7,166	$15,763
Total gains or (losses) (realized/unrealized)
Included in earnings	100	-	(1,193)	(1,093)	6	-	(9,480)	(9,474)
Included in other comprehensive income (loss)	41	15	-	56	(52)	-	3,908	3,856
Purchases, issuances and settlements	63,054	(40)	2,138	65,152	3,625	-	-	3,625
Transfers in and/or (out) of Level 3	(1,931)	25	-	(1,906)	354	(8,597)	(1)	(8,244)
Ending balance	$65,197	$-	$2,538	$67,735	$3,933	$-	$1,593	$5,526

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$9,721	$9,721

(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) level 3, fair value measurements using significant unobservable inputs were ($1,906) thousand and ($8,244) thousand of investments for the years ended December 31, 2016 and 2015, respectively. The $1,906 thousand and $8,244 thousand primarily related to securities that were priced using single non-binding broker quotes as of December 31, 2015 and 2014, respectively.  The securities were subsequently priced using a recognized pricing service as of December 31, 2016 and 2015, and were classified as level 2 as of those dates.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by other invested assets, for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015
Other invested assets, fair value:
Beginning balance	$1,773,214	$-
Total gains or (losses) (realized/unrealized)
Included in earnings	(6,588)	-
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	1,773,214
Transfers in and/or (out) of Level 3	-	-
Ending balance	$1,766,626	$1,773,214

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$-	$-

(Some amounts may not reconcile due to rounding.)

5.  CREDIT FACILITY - EXPIRED

Effective August 15, 2011, the Company entered into a three year, $150,000 thousand unsecured revolving credit facility, referred to as the "Holdings Credit Facility", which expired on August 15, 2014.  The Company decided not to renew the Holdings Credit Facility at expiration.

The following table presents the costs incurred in connection with the Holdings Credit Facility for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Credit facility fees incurred	$-	$-	$97

6.  SENIOR NOTES

The table below displays Holdings' outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.
				December 31, 2016		December 31, 2015
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior notes	06/05/2014	06/01/2044	400,000	$396,714	$383,612	$396,594	$381,204
5.40% Senior notes	10/12/2004	10/15/2014	250,000	-	-	-	-

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044. Interest will be paid semi-annually on June 1 and December 1 of each year.  The proceeds from the issuance have been used in part to pay off the $250,000 thousand of 5.40% senior notes which matured on October 15, 2014.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:
	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Interest expense incurred	$19,472	$19,472	$21,818

7.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings' outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		December 31, 2016		December 31, 2015
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$236,462	$204,636	$236,364	$208,978

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Interest expense incurred	$15,749	$15,749	$15,749

8.  COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re's investments as collateral, as security for assumed losses payable to a non-affiliated ceding company.  At December 31, 2016, the total amount on deposit in the trust account was $351,221 thousand.

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

9.  OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2016, for all of the Company's operating leases with remaining non-cancelable terms in excess of one year are as follows:

(Dollars in thousands)
2017	$13,559
2018	14,227
2019	14,028
2020	13,624
2021	4,984
Thereafter	16,451
Net commitments	$76,874

(Some amounts may not reconcile due to rounding.)

All of these leases, the expiration terms of which range from 2018 to 2027, are for the rental of office space.  Rental expense was $14,841 thousand, $14,145 thousand and $13,028 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

10.  INCOME TAXES

All of the income of Holdings U.S. subsidiaries, including its foreign branches, is subject to the applicable federal, foreign, state and local income taxes on corporations.  The provision for income taxes in the Consolidated Statement of Operations and Comprehensive Income (Loss) has been determined by applying the respective tax laws to the income of each entity.  The significant components of the provision are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Current tax expense (benefit):
U.S.	$13,340	$52,347	$104,327
Foreign	12,682	30,373	33,171
Total current tax expense (benefit)	26,022	82,720	137,498
Total deferred U.S. tax expense (benefit)	68,661	109,169	66,064
Total income tax expense (benefit)	$94,683	$191,889	$203,562

A reconciliation of the total income tax provision using the statutory U.S. Federal Income tax rate to the Company's total income tax provision is as follows for the period indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Expected income tax provision at the U.S. statutory tax rate	$136,650	$211,588	$230,190
Increase (reduction) in taxes resulting from:
Tax exempt income	(9,078)	(10,004)	(12,231)
Dividend received deduction	(4,335)	(4,851)	(5,428)
Proration	1,931	2,160	1,835
Tax audit settlement	(19,204)	-	-
Other, net	(11,281)	(7,005)	(10,804)
Total income tax provision	$94,683	$191,889	$203,562

(Some amounts may not reconcile due to rounding.)

During 2016, the Internal Revenue Service ("IRS") completed its audit of the Company for the 2009 through 2013 tax years and issued a final Revenue Agent Report ("RAR").   The RAR reflected that the IRS owed the Company a net refund for the five years of $44,241 thousand plus interest of $3,396 thousand.  In addition, the Company will subsequently file amended tax returns for those years plus 2014 and 2015 for $34,234 thousand in net refunds, reflecting the conversion of foreign premium tax deductions into foreign tax credits ("FTCs").  The overall net refunds due to the Company resulted primarily from the carryback of capital losses incurred in 2009 and 2010 to 2006 and 2007, from the conversion of foreign premium tax deductions into FTCs and from increased utilization of such FTCs as well as the increased utilization of Alternative Minimum Tax ("AMT") credit carryforwards.  The net refund due the Company as a result of the RAR is required to be reviewed and approved by IRS Joint Committee since such amount is more than $5,000 thousand.

The Company has no reserve for uncertain tax positions.

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by U.S. tax laws.  The principal items making up the net deferred income tax assets/(liabilities) are as follows for the periods indicated:

	At December 31,
(Dollars in thousands)	2016	2015
Deferred tax assets:
Loss reserve	$104,547	$169,771
Unearned premium reserve	37,573	40,624
Net unrecognized losses on benefit plans	35,271	33,971
Unrealized foreign currency losses	28,111	-
Benefit plan liabilities	14,576	18,747
Uncollectible reinsurance reserve	5,534	5,534
Investment impairments	3,093	23,481
Deferred expenses	2,884	3,182
Foreign tax credits	-	11,836
Alternative minimum tax credits	-	7,604
Other assets	10,845	11,502
Total deferred tax assets	242,434	326,252

Deferred tax liabilities:
Net fair value income	398,270	401,305
Deferred acquisition costs	26,652	33,227
Net unrealized investment gains	20,626	6,811
Partnership Investments	11,269	6,034
Gain on tender of debt	10,958	16,437
Bond market discount	1,092	2,674
Unrealized foreign currency gains	-	2,216
Other liabilities	2,008	3,419
Total deferred tax liabilities	470,875	472,123

Net deferred tax assets/(liabilities)	$(228,441)	$(145,871)

(Some amounts may not reconcile due to rounding.)

At December 31, 2016, the Company has no FTCs or AMT credit carry forwards.  Management believes that it is more likely than not that the Company will realize all of its deferred tax assets.  Accordingly, no valuation allowance has been recorded for the periods presented.

The Company has recorded tax benefits related to share-based compensation deductions for dividends on restricted stock, vesting of restricted stock and exercised stock options in 2016 and 2015, respectively, of $3,291 thousand and $4,469 thousand to additional paid-in capital in the shareholders' equity section of the Consolidated Balance Sheets.

11.  REINSURANCE

The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences.  These agreements provide for recovery from reinsurers of a portion of losses and LAE under certain circumstances without relieving the Company of its underlying obligations to the policyholders. Losses and LAE incurred and premiums earned are reported after deduction for reinsurance.  In the event that one or more of the reinsurers were unable to meet their obligations under these reinsurance agreements, the Company would not realize the full value of the reinsurance recoverable balances.  The Company may hold partial collateral, including letters of credit and funds held, under these agreements.  See also Note 1C, Note 3 and Note 8.

Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Written premiums:
Direct	$1,699,204	$1,511,217	$1,179,034
Assumed	3,364,524	3,484,414	3,786,260
Ceded	(3,015,606)	(2,902,348)	(2,858,320)
Net written premiums	$2,048,122	$2,093,283	$2,106,974

Premiums earned:
Direct	$1,608,783	$1,439,795	$1,148,297
Assumed	3,492,598	3,637,484	3,685,784
Ceded	(3,007,332)	(2,933,519)	(2,720,355)
Net premiums earned	$2,094,049	$2,143,760	$2,113,726

Incurred losses and LAE:
Direct	$1,415,933	$1,235,012	$1,073,485
Assumed	1,674,342	1,728,661	1,855,057
Ceded	(1,739,995)	(1,644,112)	(1,574,449)
Net incurred losses and LAE	$1,350,280	$1,319,561	$1,354,093

The Company engages in reinsurance transactions with Bermuda Re, Everest International Reinsurance, Ltd. ("Everest International"), Mt. Logan Re, Ltd. ("Mt. Logan Re"), Everest Insurance Company of Canada ("Everest Canada") and Lloyd's Syndicate 2786, which are affiliated companies primarily driven by enterprise risk and capital management considerations under which business is ceded at market rates and terms.

The table below represents affiliated quota share reinsurance agreements ("whole account quota share") for all new and renewal business for the indicated coverage period:

(Dollars in thousands)
		Percent	Assuming		Single		Aggregate
Coverage Period	Ceding Company	Ceded	Company	Type of Business	Occurrence Limit		Limit

01/01/2010-12/31/2010	Everest Re	44.0%	Bermuda Re	property / casualty business	150,000		325,000

01/01/2011-12/31/2011	Everest Re	50.0%	Bermuda Re	property / casualty business	150,000		300,000

01/01/2012-12/31/2014	Everest Re	50.0%	Bermuda Re	property / casualty business	100,000		200,000

01/01/2015-12/31/2016	Everest Re	50.0%	Bermuda Re	property / casualty business	162,500		325,000

01/01/2017	Everest Re	60.0%	Bermuda Re	property / casualty business	219,000		438,000

01/01/2010-12/31/2010	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	350,000	(1)	-
01/01/2011-12/31/2011	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	350,000	(1)	-
01/01/2012-12/31/2012	Everest Re- Canadian Branch	75.0%	Bermuda Re	property / casualty business	206,250	(1)	412,500	(1)
01/01/2013-12/31/2013	Everest Re- Canadian Branch	75.0%	Bermuda Re	property / casualty business	150,000	(1)	412,500	(1)
01/01/2014	Everest Re- Canadian Branch	75.0%	Bermuda Re	property / casualty business	262,500	(1)	412,500	(1)

01/01/2012	Everest Canada	80.0%	Everest Re- Canadian Branch	property business	-		-

(1) Amounts shown are Canadian dollars.

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada and Lloyd's syndicate 2786 for the periods indicated:

Bermuda Re	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Ceded written premiums	$2,324,314	$2,283,815	$2,273,222
Ceded earned premiums	2,353,801	2,316,096	2,208,084
Ceded losses and LAE (a)	1,307,722	1,293,997	1,196,118

Everest International	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Ceded written premiums	$98	$395	$286
Ceded earned premiums	110	522	563
Ceded losses and LAE	3,467	673	(2,356)

Everest Canada	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Assumed written premiums	$53,653	$39,819	$37,436
Assumed earned premiums	49,156	35,988	25,925
Assumed losses and LAE	38,568	20,345	15,401

Lloyd's Syndicate 2786	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Assumed written premiums	$18,994	$-	$-
Assumed earned premiums	5,038	-	-
Assumed losses and LAE	4,938	-	-

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

Mt. Logan Re Segregated Accounts	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Ceded written premiums	$160,091	$209,162	$122,203
Ceded earned premiums	155,010	201,416	122,979
Ceded losses and LAE	38,739	40,753	28,844

Assumed written premiums	14,563	15,421	13,889
Assumed earned premiums	14,563	15,421	13,889
Assumed losses and LAE	-	-	-

12.  COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
	2016			2015			2014
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$1,302	$(512)	$790	$(43,777)	$14,337	$(29,440)	$(59,318)	$20,744	$(38,574)
URA(D) on securities - OTTI	5,113	(1,789)	3,324	9,666	(3,383)	6,283	(9,735)	3,407	(6,328)
Reclassification of net realized losses (gains) included in net income (loss)	32,642	(11,369)	21,273	(2,772)	1,955	(817)	41,624	(14,551)	27,073
Foreign currency translation adjustments	4,388	(1,539)	2,849	(83,966)	29,388	(54,578)	(44,938)	15,728	(29,210)
Benefit plan actuarial net gain (loss)	(11,520)	4,032	(7,488)	8,740	(3,059)	5,681	(60,169)	21,059	(39,110)
Reclassification of amortization of net gain (loss) included in net income (loss)	7,805	(2,732)	5,073	9,563	(3,347)	6,216	4,647	(1,627)	3,020
Total other comprehensive income (loss)	$39,730	$(13,909)	$25,821	$(102,546)	$35,891	$(66,655)	$(127,890)	$44,761	$(83,129)

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Years Ended December 31,		Affected line item within the statements of
AOCI component	2016	2015	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$32,642	$(2,772)	Other net realized capital gains (losses)
	(11,369)	1,955	Income tax expense (benefit)
	$21,273	$(817)	Net income (loss)

Benefit plan net gain (loss)	$7,805	$9,563	Other underwriting expenses
	(2,732)	(3,347)	Income tax expense (benefit)
	$5,073	$6,216	Net income (loss)

(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015

Beginning balance of URA (D) on securities	$13,654	$37,628
Current period change in URA (D) of investments - temporary	22,063	(30,257)
Current period change in URA (D) of investments - non-credit OTTI	3,324	6,283
Ending balance of URA (D) on securities	39,041	13,654

Beginning balance of foreign currency translation adjustments	(12,701)	41,877
Current period change in foreign currency translation adjustments	2,849	(54,578)
Ending balance of foreign currency translation adjustments	(9,852)	(12,701)

Beginning balance of benefit plan net gain (loss)	(63,089)	(74,986)
Current period change in benefit plan net gain (loss)	(2,415)	11,897
Ending balance of benefit plan net gain (loss)	(65,504)	(63,089)

Ending balance of accumulated other comprehensive income (loss)	$(36,315)	$(62,136)

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

Although not required to make contributions under IRS regulations, the following table summarizes the Company's contributions to the defined benefit pension plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Company contributions	$30,821	$5,949	$16,484

The following table summarizes the Company's pension expense for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Pension expense	$17,188	$22,682	$18,543

The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015
Change in projected benefit obligation:
Benefit obligation at beginning of year	$254,022	$270,065
Service cost	10,924	12,511
Interest cost	9,485	10,759
Actuarial (gain)/loss	12,155	(18,595)
Benefits paid	(4,733)	(20,718)
Projected benefit obligation at end of year	281,853	254,022

Change in plan assets:
Fair value of plan assets at beginning of year	135,087	157,090
Actual return on plan assets	10,331	(7,234)
Actual contributions during the year	30,821	5,949
Benefits paid	(4,733)	(20,718)
Fair value of plan assets at end of year	171,506	135,087

Funded status at end of year	$(110,348)	$(118,936)

(Some amounts may not reconcile due to rounding.)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2016	2015
Other assets (due beyond one year)	$-	$-
Other liabilities (due within one year)	(2,371)	(1,869)
Other liabilities (due beyond one year)	(107,977)	(117,067)
Net amount recognized in the consolidated balance sheets	$(110,348)	$(118,936)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2016	2015
Prior service cost	$-	$-
Accumulated income (loss)	(96,965)	(91,920)
Accumulated other comprehensive income (loss)	$(96,965)	$(91,920)

(Some amounts may not reconcile due to rounding.)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2016	2015
Other comprehensive income (loss) at December 31, prior year	$(91,920)	$(102,692)
Net gain (loss) arising during period	(12,982)	(259)
Recognition of amortizations in net periodic benefit cost:
Prior service cost	-	21
Actuarial loss	7,937	11,011
Other comprehensive income (loss) at December 31, current year	$(96,965)	$(91,920)

(Some amounts may not reconcile due to rounding.)

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:
	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Service cost	$10,924	$12,511	$10,015
Interest cost	9,485	10,759	10,474
Expected return on assets	(11,158)	(11,620)	(11,288)
Amortization of actuarial loss from earlier periods	7,937	9,243	4,341
Amortization of unrecognized prior service cost	-	21	49
Settlement	-	1,768	4,953
Net periodic benefit cost	$17,188	$22,682	$18,543

Other changes recognized in other comprehensive income (loss):
Other comprehensive income (loss) attributable to change from prior year	5,045	(10,773)

Total recognized in net periodic benefit cost and other
comprehensive income (loss)	$22,233	$11,909

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $0 thousand, $8,758 thousand and $0 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2016, 2015 and 2014 were 4.38%, 4.00% and 5.00%, respectively.  The rate of compensation increase used to determine the net periodic benefit cost for 2016, 2015 and 2014 was 4.00%.  The expected long-term rate of return on plan assets for 2016, 2015 and 2014 was 7.50% and was based on expected portfolio returns and allocations.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for years end 2016, 2015 and 2014 were 4.16%, 4.38% and 4.00%, respectively.

The following table summarizes the accumulated benefit obligation for the periods indicated:

	At December 31,
(Dollars in thousands)	2016	2015
Qualified Plan	$211,720	$188,702
Non-qualified Plan	21,123	17,756
Total	$232,843	$206,458

(Some amounts may not reconcile due to rounding.)

The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2016	2015
Qualified Plan
Projected benefit obligation	$254,320	$229,719
Fair value of plan assets	171,506	135,087
Non-qualified Plan
Projected benefit obligation	$27,534	$24,303
Fair value of plan assets	-	-

The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2016	2015
Qualified Plan
Accumulated benefit obligation	$211,720	$188,702
Fair value of plan assets	171,506	135,087
Non-qualified Plan
Accumulated benefit obligation	$21,123	$17,756
Fair value of plan assets	-	-

The following table displays the expected benefit payments in the periods indicated:

(Dollars in thousands)
2017	$7,926
2018	10,069
2019	12,993
2020	10,732
2021	12,936
Next 5 years	72,113

Plan assets consist of shares in investment trusts with 78%, 13%, 7% and 2% of the underlying assets consisting of equity securities, fixed maturities, limited partnerships and cash, respectively.  The Company manages the qualified plan investments for U.S. employees.  The assets in the plan consist of debt and equity mutual funds.  Due to the long term nature of the plan, the target asset allocation has historically been 70% equities and 30% bonds.

The following tables present the fair value measurement levels for the qualified plan assets at fair value for the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$-	$-	$-	$-
Short-term investments, which approximates fair value (a)	3,665	3,665	-	-
Mutual funds, fair value
Fixed income (b)	21,445	21,445	-	-
Equities (c)	122,213	122,213	-	-
Multi-strategy equity fund, fair value (d)	11,274	-	-	11,274
Total	$158,597	$147,323	$-	$11,274

(Some amounts may not reconcile due to rounding.)

(a)	This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.
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

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$-	$-	$-	$-
Short-term investments, which approximates fair value (a)	4,034	4,034	-	-
Mutual funds, fair value
Fixed income (b)	22,537	22,537	-	-
Equities (c)	86,505	86,505	-	-
Multi-strategy equity fund, fair value (d)	10,673	-	-	10,673
Total	$123,749	$113,076	$-	$10,673

(Some amounts may not reconcile due to rounding.)

(a)	This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.
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

In addition, $12,909 thousand and $11,338 thousand of private equity limited partnerships were recorded as part of the qualified plan assets at December 31, 2016 and 2015, respectively, are not included within the fair value hierarchy tables as the assets are valued using the NAV practical expedient guidance within ASU 2015-07.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturity investments, for the period indicated:

	Year Ended December 31,
(Dollars in thousands)	2016	2015
Assets:
Balance, beginning of period	$10,673	$10,629
Actual return on plan assets:
Realized gains (losses) relating to assets sold during the period	28	9
Unrealized gains (losses) relating to assets still held at the reporting date	517	12
Purchases and capital contributions	-	161
Investment income earned on assets	189	-
Sales and capital distributions	(134)	(138)
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$11,274	$10,673

The amount of total gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses)
relating to assets still held at the reporting date	$489	$3

(Some amounts may not reconcile due to rounding.)

The Company does not expect to make any contributions to the qualified plan in 2017.  The Company contributed $30,000 thousand to the qualified pension benefit plan for the year ended December 31, 2016.

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

The following table presents the Company's incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Incurred expenses	$6,058	$5,468	$4,676

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees.  Each non-U.S. office (Brazil, Canada and Singapore) maintains a separate plan for the non-U.S. employees working in that location.  The Company contributes various amounts based on salary, age and/or years of service.  The contributions as a percentage of salary for the branch offices range from 6.2% to 10.1%.  The contributions are generally used to purchase pension benefits from local insurance providers.  The following table presents the Company's incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Incurred expenses	$494	$447	$479

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

The following medical cost trend rates were used to determine net periodic cost:  a healthcare inflation rate for pre-Medicare claims of 6.7% in 2016 was assumed to decrease gradually to 4.5% in 2027 and then remain at that level; and a healthcare inflation rate for post-Medicare claims of 6.2% in 2016 was assumed to decrease gradually to 4.5% in 2027 and then remain at that level.

The following medical cost trend rates were used to determine benefit obligations:  a healthcare inflation rate for pre-Medicare claims of 7.5% in 2017 was assumed to decrease gradually to 4.5% in 2029 and then remain at that level; and a healthcare inflation rate for post-Medicare claims of 7.5% in 2017 was assumed to decrease gradually to 4.5% in 2029 and then remain at that level.

Changes in the assumed healthcare cost trend can have a significant effect on the amounts reported for the healthcare plans.  A one percent change in the rate would have the following effects on:

	Percentage	Percentage
	Point Increase	Point Decrease
(Dollars in thousands)	($ Impact)	($ Impact)
a. Effect on total service and interest cost components	$541	$(419)
b. Effect on accumulated post-retirement benefit obligation	6,622	(5,158)

The following table presents the post-retirement benefit expenses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Post-retirement benefit expenses	$2,293	$3,280	$3,196

The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in thousands)	2016	2015
Change in projected benefit obligation:
Benefit obligation at beginning of year	$31,687	$36,506
Service cost	1,418	1,794
Interest cost	1,007	1,187
Amendments	(794)	-
Actuarial (gain)/loss	(668)	(7,231)
Benefits paid	(579)	(568)
Benefit obligation at end of year	32,071	31,687

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	579	568
Benefits paid	(579)	(568)
Fair value of plan assets at end of year	-	-

Funded status at end of year	$(32,071)	$(31,687)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2016	2015
Other liabilities (due within one year)	$(614)	$(654)
Other liabilities (due beyond one year)	(31,457)	(31,033)
Net amount recognized in the consolidated balance sheets	$(32,071)	$(31,687)

(Some amounts may not reconcile due to rounding.)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2016	2015
Accumulated income (loss)	$(4,471)	$(5,139)
Accumulated prior service credit (cost)	662	$-
Accumulated other comprehensive income (loss)	$(3,809)	$(5,139)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2016	2015
Other comprehensive income (loss) at December 31, prior year	$(5,139)	$(12,670)
Net gain (loss) arising during period	668	7,231
Prior Service credit (cost) arising during period	794	-
Recognition of amortizations in net periodic benefit cost:
Actuarial loss (gain)	-	300
Prior service cost	(132)	-
Other comprehensive income (loss) at December 31, current year	$(3,809)	$(5,139)

Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Service cost	$1,418	$1,794	$1,619
Interest cost	1,007	1,187	1,320
Net loss recognition	(132)	300	257
Net periodic cost	$2,293	$3,280	$3,196

Other changes recognized in other comprehensive income (loss):
Other comprehensive gain (loss) attributable to change from prior year	(1,330)	(7,531)

Total recognized in net periodic benefit cost and
other comprehensive income (loss)	$963	$(4,251)

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $0 thousand, $132 thousand and ($131) thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2016, 2015 and 2014 were 4.38%, 4.00% and 5.00%, respectively.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2016, 2015 and 2014 were 4.16%, 4.38% and 4.00%, respectively.

The following table displays the expected benefit payments in the years indicated:

(Dollars in thousands)
2017	$614
2018	706
2019	824
2020	951
2021	1,071
Next 5 years	7,804

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

Dividend Restrictions.
Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year's statutory annual statement.  In addition, no dividend may be paid in excess of unassigned earned surplus.  At December 31, 2016, Everest Re has $523,547 thousand available for payment of dividends in 2017 without the need for prior regulatory approval.

Statutory Financial Information.
Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the NAIC and the Delaware Insurance Department.  Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual.  The capital and statutory surplus of Everest Re was $3,635,121 thousand and $3,210,891 thousand at December 31, 2016 and 2015, respectively.  The statutory net income of Everest Re was $523,547 thousand, $498,455 thousand and $357,298 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The regulatory targeted capital and the actual statutory capital for Everest Re is as follows:

	Everest Re (1)
	At December 31,
(Dollars in thousands)	2016	2015
Regulatory targeted capital	$1,411,440	$1,355,668
Actual capital	$3,635,121	$3,210,891

(1)   Regulatory targeted capital represents 200% of the RBC authorized control level calculation for the applicable year.

15.  COMMITMENTS AND CONTINGENCIES

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At December 31,
(Dollars in thousands)	2016	2015
The Prudential	$146,507	$142,427
Unaffiliated life insurance company	$33,860	$33,062

16.  RELATED-PARTY TRANSACTIONS

Parent

Group entered into a $250,000 thousand long term promissory note agreement with Holdings as of December 31, 2014.  The note will mature on December 31, 2023 and has an interest rate of 1.72% that is payable annually.  This transaction is presented as a Note Receivable – Affiliated in the Consolidated Balance Sheets of Holdings.  Interest income in the amount of $4,300 thousand and $4,300 thousand was recorded by Holdings for the year ended December 31, 2016, and December 31, 2015, respectively.

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

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Dividends received on Parent shares	$-	$38,880	$31,104
Dividends received on preferred stock of affiliate	31,032	-	-

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

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Expenses incurred	$84,823	$81,122	$77,322

17.  SEGMENT REPORTING

The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and Accident and Health ("A&H") business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re's branches in Canada, Singapore and through offices in Brazil, Miami and New Jersey.  The Insurance operation writes property and casualty insurance directly and through brokers, surplus lines brokers and general agents mainly within the U.S.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Gross written premiums	$2,125,792	$2,147,893	$2,154,529
Net written premiums	930,178	899,918	977,858

Premiums earned	$990,055	$951,457	$988,315
Incurred losses and LAE	554,100	413,292	545,862
Commission and brokerage	189,495	198,983	201,912
Other underwriting expenses	54,107	50,089	45,583
Underwriting gain (loss)	$192,353	$289,093	$194,958

International	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Gross written premiums	$1,269,125	$1,373,978	$1,630,381
Net written premiums	497,645	562,691	612,243

Premiums earned	$510,915	$581,216	$600,964
Incurred losses and LAE	207,605	394,819	358,038
Commission and brokerage	111,514	121,158	119,655
Other underwriting expenses	34,254	34,303	34,603
Underwriting gain (loss)	$157,542	$30,936	$88,668

Insurance	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Gross written premiums	$1,668,811	$1,473,760	$1,180,384
Net written premiums	620,299	630,674	516,873

Premiums earned	$593,079	$611,087	$524,447
Incurred losses and LAE	588,575	511,450	450,193
Commission and brokerage	(11,027)	(5,072)	17,835
Other underwriting expenses	156,605	130,427	111,846
Underwriting gain (loss)	$(141,074)	$(25,718)	$(55,427)

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:
	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Underwriting gain (loss)	$208,821	$294,311	$228,199
Net investment income	264,807	273,253	290,310
Net realized capital gains (losses)	(28,941)	50,335	206,679
Corporate expense	(8,277)	(7,179)	(7,252)
Interest, fee and bond issue cost amortization expense	(35,435)	(35,434)	(37,970)
Other income (expense)	(10,542)	29,256	(22,278)
Income (loss) before taxes	$390,433	$604,542	$657,688

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

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Canada gross written premiums	$124,612	$114,859	$159,451

No other country represented more than 5% of the Company's revenues.

Approximately 15.3%, 16.3% and 17.6% of the Company's gross written premiums in 2016, 2015 and 2014, respectively, were sourced through the Company's largest intermediary.

18.            DISPOSITIONS

On August 24th, 2016 the Company sold Heartland, its crop Managing General Agent to CGB for $49,000 thousand.  The sale agreement includes a provision for a long term strategic reinsurance relationship with CGB.  The Company has recognized an after-tax loss on the sale of Heartland of $12,942 thousand.  Under the terms of the reinsurance arrangement, there will not be a material fluctuation in the level of crop business, although it will be reflected as reinsurance rather than insurance.

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

20. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the periods indicated:

	2016
(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$1,129,904	$1,177,791	$1,505,923	$1,250,110
Net written premiums	464,070	441,255	622,616	520,181

Premiums earned	481,925	488,855	556,653	566,616
Net investment income	58,445	73,872	64,570	67,920
Net realized capital gains (losses)	(66,377)	29,165	(50,063)	58,334
Total claims and underwriting expenses	424,111	468,992	451,315	540,810
Net income (loss)	38,926	68,350	74,798	113,676

	2015
(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$1,226,763	$1,089,441	$1,448,711	$1,230,716
Net written premiums	508,427	472,464	599,073	513,319

Premiums earned	521,062	521,424	546,050	555,224
Net investment income	72,581	70,925	63,363	66,384
Net realized capital gains (losses)	21,296	51,225	(121,695)	99,509
Total claims and underwriting expenses	453,954	447,405	499,858	448,232
Net income (loss)	115,944	133,766	(4,659)	167,602

SCHEDULE I – SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2016

Column A	Column B	Column C	Column D
			Amount
			Shown in
		Market	Balance
(Dollars in thousands)	Cost	Value	Sheet
Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$693,005	$691,080	$691,080
State, municipalities and political subdivisions	723,938	729,984	729,984
Foreign government securities	495,572	507,277	507,277
Foreign corporate securities	944,546	960,200	960,200
Public utilities	66,716	67,356	67,356
All other corporate bonds	2,169,636	2,203,823	2,203,823
Mortgage - backed securities
Commercial	75,435	75,493	75,493
Agency residential	721,772	715,144	715,144
Non-agency residential	76	88	88
Redeemable preferred stock	19,798	20,051	20,051
Total fixed maturities-available for sale	5,910,494	5,970,496	5,970,496
Equity securities - available for sale, at fair value(1)	681,141	887,800	887,800
Short-term investments	306,286	306,286	306,286
Other invested assets	613,680	613,740	613,740
Other invested assets, at fair value (1)	1,773,214	1,766,626	1,766,626
Cash	297,794	297,794	297,794

Total investments and cash	$9,582,610	$9,842,742	$9,842,742

(Some amounts may not reconcile due to rounding.)

(1) Original cost does not reflect adjustments, which have been realized through the statements of operations and comprehensive income.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS

	At December 31,
(Dollars and share amounts in thousands, except par value per share)	2016	2015
ASSETS:
Fixed maturities - available for sale, at market value	$98,143	$65,441
(amortized cost: 2016, $99,391; 2015, $66,016)
Equity securities - available for sale, at fair value	133,755	131,219
Other invested assets	31,113	3,047
Other invested assets, at fair value	1,766,626	1,773,214
Short-term investments	13,013	37,802
Cash	10,222	6,232
Total investments and cash	2,052,872	2,016,955
Investment in subsidiaries, at equity in the underlying net assets	3,898,271	3,534,552
Note receivable - affiliated	250,000	250,000
Accrued investment income	4,938	438
Advances to affiliates	218	109,775
Other assets	17,618	12,687
TOTAL ASSETS	$6,223,917	$5,924,407

LIABILITIES:
4.868% Senior notes due 6/1/2044	$396,714	$396,594
6.6% Long term notes due 5/1/2067	236,462	236,364
Accrued interest on debt and borrowings	3,537	3,537
Income taxes	309,816	354,312
Due to affiliates	9,705	1,049
Other liabilities	2,123	1,340
Total liabilities	958,357	993,196

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2016 and 2015)	-	-
Additional paid-in capital	387,567	374,789
Accumulated other comprehensive income (loss), net of deferred income
tax expense (benefit) of ($19,549) at 2016 and ($33,458) at 2015	(36,315)	(62,136)
Retained earnings	4,914,308	4,618,558
Total stockholder's equity	5,265,560	4,931,211
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$6,223,917	$5,924,407

See notes to consolidated financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
REVENUES:
Net investment income	$33,748	$40,441	$32,774
Net investment income - Affiliated	4,300	4,300	-
Net realized capital gains (losses)	(12,635)	119,075	149,932
Realized gain of sale of subsidiary	(28,032)	94,704	-
Other income (expense)	(268)	(263)	(309)
Net income (loss) of subsidiaries	282,957	274,625	364,869
Total revenues	280,070	532,882	547,266

EXPENSES:
Interest expense	35,435	35,434	37,970
Corporate expense	6,713	5,251	5,070
Total expenses	42,148	40,685	43,040

INCOME (LOSS) BEFORE TAXES	237,922	492,197	504,226
Income tax expense (benefit)	(57,828)	79,544	50,100

NET INCOME (LOSS)	$295,750	$412,653	$454,126

Other comprehensive income (loss), net of tax :
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	4,114	(23,157)	(44,902)
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	21,273	(817)	27,073
Total URA(D) on securities arising during the period	25,387	(23,974)	(17,829)

Foreign currency translation adjustments	2,849	(54,578)	(29,210)

Benefit plan actuarial net gain (loss) for the period	(7,488)	5,681	(39,110)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	5,073	6,216	3,020
Total benefit plan net gain (loss) for the period	(2,415)	11,897	(36,090)
Total other comprehensive income (loss), net of tax	25,821	(66,655)	(83,129)

COMPREHENSIVE INCOME (LOSS)	$321,571	$345,998	$370,997

See notes to consolidated financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$295,750	$412,653	$454,126
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (earnings) deficit of subsidiaries	(282,957)	(274,625)	(364,869)
Dividends received from subsidiaries	-	-	155,000
Decrease (increase) in advances to affiliates	-	20,243	(66,019)
Decrease (increase) in income taxes	(44,260)	1,082	191,840
Change in equity adjustments in limited partnerships	(220)	-	-
Change in other assets and liabilities, net	(2,191)	(6,876)	(48,486)
Amortization of bond premium (accrual of bond discount)	400	259	139
Amortization of underwriting discount on senior notes	4	4	46
Net realized capital losses (gains)	40,667	(119,075)	(149,932)
Net cash provided by (used in) operating activities	7,193	33,665	171,845

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiaries	(4,815)	(2,837)	(1,342)
Proceeds from fixed maturities matured/called - available for sale, at market value	5,244	2,972	1,631
Proceeds from fixed maturities sold - available for sale, at market value	-	-	300,049
Proceeds from equity maturities sold - available for sale, at fair value	23,777	43,402	14,655
Proceeds from sale of subdisidiary (net of cash disposed)	47,721	3,934	-
Distributions from other invested assets	93,959	-	-
Cost of fixed maturities acquired - available for sale, at market value	(39,214)	(60,240)	(300,007)
Cost of equity securities acquired - available for sale, at fair value	(32,361)	(76,559)	(13,575)
Cost of other invest assets acquired	(121,806)	-	-
Net change in short-term investments	24,789	54,588	(67,209)
Net cost of lending for long term note - affiliated	-	-	(250,000)
Net change in unsettled securities transaction	(497)	1,101	-
Net cash provided by (used in) investing activities	(3,203)	(33,639)	(315,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior notes	-	-	400,000
Net cost of senior notes maturing	-	-	(250,000)
Net cash provided by (used in) financing activities	-	-	150,000

Net increase (decrease) in cash	3,990	26	6,047
Cash, beginning of period	6,232	6,206	159
Cash, end of period	$10,222	$6,232	$6,206

Non-cash financing transaction:
Non-cash contribution from parent	$12,778	$12,497	$11,242
Non-cash contribution to subsidiaries	(12,778)	(12,497)	(11,242)

NON-CASH TRANSACTION (2015):
Exchange of common shares of parent company, held as other invested assets at fair value,	$-	$1,773,214	$-
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

3)
Everest Re Group, Ltd., the parent company, entered into a $250,000 thousand long term promissory note agreement with Everest Reinsurance Holdings, Inc. as of December 31, 2014. The note will mature on December 31, 2023 and has an interest rate of 1.72% that will be paid annually.  This transaction is presented as a Note Receivable – Affiliated in the Condensed Balance Sheets of Everest Reinsurance Holdings, Inc.

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

SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
		Reserve				Incurred
Geographic Area		for Losses				Loss and	Amortization
	Deferred	and Loss	Unearned		Net	Loss	of Deferred	Other	Net
	Acquisition	Adjustment	Premium	Premiums	Investment	Adjustment	Acquisition	Operating	Written
(Dollars in thousands)	Costs	Expenses	Reserves	Earned	Income	Expenses	Costs	Expenses	Premium
December 31, 2016
Domestic	$49,604	$6,489,232	$1,054,832	$1,583,134	$231,748	$1,142,675	$178,468	$210,712	$1,550,477
International	24,320	1,842,056	257,553	510,915	33,059	207,605	111,514	34,254	497,645
Total	$73,924	$8,331,288	$1,312,386	$2,094,049	$264,807	$1,350,280	$289,982	$244,966	$2,048,122

December 31, 2015
Domestic	$68,055	$6,033,374	$1,059,530	$1,562,544	$239,072	$924,742	$193,911	$180,516	$1,530,592
International	24,596	1,907,346	290,269	581,216	34,181	394,819	121,158	34,303	562,691
Total	$92,651	$7,940,720	$1,349,799	$2,143,760	$273,253	$1,319,561	$315,069	$214,819	$2,093,283

December 31, 2014
Domestic	$79,674	$6,005,952	$1,078,384	$1,512,762	$250,048	$996,055	$219,747	$157,429	$1,494,731
International	29,588	1,837,904	363,738	600,964	40,262	358,038	119,655	34,603	612,243
Total	$109,262	$7,843,856	$1,442,122	$2,113,726	$290,310	$1,354,093	$339,402	$192,032	$2,106,974

(Some amounts may not reconcile due to rounding.)

SCHEDULE IV – REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed
	Gross	Other	from Other	Net	Assumed
(Dollars in thousands)	Amount	Companies	Companies	Amount	to Net

December 31, 2016
Total property and liability
insurance premiums earned	$1,608,783	$3,007,332	$3,492,598	$2,094,049	166.8%

December 31, 2015
Total property and liability
insurance premiums earned	$1,439,795	$2,933,519	$3,637,484	$2,143,760	169.7%

December 31, 2014
Total property and liability
insurance premiums earned	$1,148,297	$2,720,355	$3,685,784	$2,113,726	174.4%