Form 10-Q
period 2017-03-31
EVEREST REINSURANCE HOLDINGS INC
filed 2017-05-15
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2017	Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
Delaware	22-3263609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer
Non-accelerated filer	X	Smaller reporting company
(Do not check if smaller reporting company)		Emerging growth company

Indicate by check mark if the registrant is an emerging growth company and has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange act.

YES	NO	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At May 1, 2017
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2017 (unaudited) and
	December 31, 2016	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three months ended March 31, 2017 and 2016 (unaudited)	2

	Consolidated Statements of Changes in Stockholder's Equity for the three
	months ended March 31, 2017 and 2016 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended
	March 31, 2017 and 2016 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operation	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands, except par value per share)	2017	2016
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$6,206,415	$5,970,496
(amortized cost: 2017, $6,137,668; 2016, $5,910,494)
Equity securities - available for sale, at fair value	852,993	887,800
Short-term investments	336,611	306,286
Other invested assets (cost: 2017, $658,686; 2016, $613,680)	659,189	613,740
Other invested assets, at fair value	1,837,302	1,766,626
Cash	235,586	297,794
Total investments and cash	10,128,096	9,842,742
Note receivable - affiliated	250,000	250,000
Accrued investment income	44,915	45,323
Premiums receivable	1,257,211	1,128,639
Reinsurance receivables - unaffiliated	919,890	887,657
Reinsurance receivables - affiliated	3,690,125	3,686,130
Funds held by reinsureds	183,791	190,421
Deferred acquisition costs	62,308	73,924
Prepaid reinsurance premiums	842,956	781,384
Other assets	208,548	202,519
TOTAL ASSETS	$17,587,840	$17,088,739

LIABILITIES:
Reserve for losses and loss adjustment expenses	$8,369,162	$8,331,288
Unearned premium reserve	1,353,230	1,312,386
Funds held under reinsurance treaties	109,010	110,836
Losses in the course of payment	182,667	82,915
Commission reserves	44,137	52,037
Other net payable to reinsurers	832,307	860,391
4.868% Senior notes due 6/1/2044	396,744	396,714
6.6% Long term notes due 5/1/2067	236,487	236,462
Accrued interest on debt and borrowings	12,341	3,537
Income taxes	223,629	142,143
Unsettled securities payable	108,316	27,121
Other liabilities	271,593	267,349
Total liabilities	12,139,623	11,823,179

Commitments and Contingencies (Note 6)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2017 and 2016)	-	-
Additional paid-in capital	387,637	387,567
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of ($13,335) at 2017 and ($19,549) at 2016	(24,772)	(36,315)
Retained earnings	5,085,352	4,914,308
Total stockholder's equity	5,448,217	5,265,560
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$17,587,840	$17,088,739

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
	(unaudited)
REVENUES:
Premiums earned	$471,055	$481,925
Net investment income	60,849	58,445
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(1,132)	(23,015)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-
Other net realized capital gains (losses)	118,900	(43,362)
Total net realized capital gains (losses)	117,768	(66,377)
Other income (expense)	9,855	13,102
Total revenues	659,527	487,095

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	289,722	296,062
Commission, brokerage, taxes and fees	49,470	68,822
Other underwriting expenses	59,895	59,227
Corporate expenses	3,597	2,336
Interest, fee and bond issue cost amortization expense	8,859	8,859
Total claims and expenses	411,543	435,306

INCOME (LOSS) BEFORE TAXES	247,984	51,789
Income tax expense (benefit)	76,940	12,863

NET INCOME (LOSS)	$171,044	$38,926

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	9,439	19,600
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	(3,467)	25,915
Total URA(D) on securities arising during the period	5,972	45,515

Foreign currency translation adjustments	3,567	14,932

Benefit plan actuarial net gain (loss) for the period	-	-
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	2,004	1,340
Total benefit plan net gain (loss) for the period	2,004	1,340
Total other comprehensive income (loss), net of tax	11,543	61,787

COMPREHENSIVE INCOME (LOSS)	$182,587	$100,713

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER'S EQUITY

	Three Months Ended
	March 31,
(Dollars in thousands, except share amounts)	2017	2016
	(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000
Balance, end of period	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$387,567	$374,789
Share-based compensation plans	70	4,793
Balance, end of period	387,637	379,582

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(36,315)	(62,136)
Net increase (decrease) during the period	11,543	61,787
Balance, end of period	(24,772)	(349)

RETAINED EARNINGS:
Balance, beginning of period	4,914,308	4,618,558
Net income (loss)	171,044	38,926
Balance, end of period	5,085,352	4,657,484

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$5,448,217	$5,036,717

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$171,044	$38,926
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(127,985)	38,549
Decrease (increase) in funds held by reinsureds, net	5,307	3,817
Decrease (increase) in reinsurance receivables	(33,666)	(56,106)
Decrease (increase) in income taxes	75,304	6,546
Decrease (increase) in prepaid reinsurance premiums	(61,392)	15,994
Increase (decrease) in reserve for losses and loss adjustment expenses	34,016	29,962
Increase (decrease) in unearned premiums	39,180	(33,573)
Increase (decrease) in other net payable to reinsurers	(30,525)	(106,588)
Increase (decrease) in losses in course of payment	99,506	17,456
Change in equity adjustments in limited partnerships	225	2,514
Distribution of limited partnership income	3,727	9,859
Change in other assets and liabilities, net	18,204	24,496
Non-cash compensation expense	2,629	3,117
Amortization of bond premium (accrual of bond discount)	4,494	4,541
Amortization of underwriting discount on senior notes	1	1
Net realized capital (gains) losses	(117,768)	66,377
Net cash provided by (used in) operating activities	82,301	65,888

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	274,356	154,378
Proceeds from fixed maturities sold - available for sale, at market value	292,994	188,046
Proceeds from equity securities sold - available for sale, at fair value	134,051	86,149
Distributions from other invested assets	448,121	255,889
Cost of fixed maturities acquired - available for sale, at market value	(785,984)	(506,085)
Cost of equity securities acquired - available for sale, at fair value	(56,724)	(92,019)
Cost of other invested assets acquired	(497,077)	(413,223)
Net change in short-term investments	(29,794)	235,895
Net change in unsettled securities transactions	72,275	5,870
Net cash provided by (used in) investing activities	(147,782)	(85,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	(2,560)	1,676
Net cash provided by (used in) financing activities	(2,560)	1,676

EFFECT OF EXCHANGE RATE CHANGES ON CASH	5,833	10,546

Net increase (decrease) in cash	(62,208)	(6,990)
Cash, beginning of period	297,794	155,429
Cash, end of period	$235,586	$148,439

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$1,581	$4,558
Interest paid	-	-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2017 and 2016

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

2.      BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three months ended March 31, 2017 and 2016 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), has been omitted since it is not required for interim reporting purposes. The December 31, 2016 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2016, 2015 and 2014 included in the Company's most recent Form 10-K filing.

All intercompany accounts and transactions have been eliminated.

Certain reclassifications and format changes have been made to prior years' amounts to conform to the 2017 presentation.

Application of Recently Issued Accounting Standard Changes.

Disclosures about Short-Duration Contracts. In May 2015, the FASB issued ASU 2015-09, authoritative guidance regarding required disclosures associated with short duration insurance contracts.  The new disclosure requirements focus on information about initial claim estimates and subsequent claim estimate adjustment, methodologies in estimating claims and the timing, frequency and severity of claims related to short duration insurance contracts. This guidance is effective for annual reporting periods beginning after December 15, 2015 and interim reporting periods beginning after December 15, 2016. The Company implemented this guidance in the fourth quarter of 2016.

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

Debt Issuance Costs. In April 2015, The FASB issued ASU 2015–03, authoritative guidance on the presentation of debt issuance costs.  This guidance requires that debt issuance costs be presented within the balance sheet as a reduction of the carrying value of the debt liability, rather than as a separate asset.  This guidance is effective for annual reporting periods beginning after December 15, 2015 and related interim reporting periods.  The Company implemented this guidance effective in the second quarter of 2016.  This adoption did not have any material impact on the Company's financial statements.

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

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments ("OTTI") in accumulated other comprehensive income ("AOCI") are as follows for the periods indicated:

	At March 31, 2017
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$772,443	$2,678	$(3,901)	$771,220	$-
Obligations of U.S. states and political subdivisions	705,145	18,818	(11,526)	712,437	-
Corporate securities	2,238,328	45,144	(11,854)	2,271,618	1,332
Asset-backed securities	175,864	381	(75)	176,170	-
Mortgage-backed securities
Commercial	75,108	838	(324)	75,622	-
Agency residential	704,451	2,380	(8,365)	698,466	-
Non-agency residential	68	11	-	79	-
Foreign government securities	474,211	21,809	(6,925)	489,095	-
Foreign corporate securities	992,050	31,699	(12,041)	1,011,708	213
Total fixed maturity securities	$6,137,668	$123,758	$(55,011)	$6,206,415	$1,545

	At December 31, 2016
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$693,005	$2,509	$(4,434)	$691,080	$-
Obligations of U.S. states and political subdivisions	723,938	18,016	(11,970)	729,984	-
Corporate securities	2,119,324	50,665	(15,786)	2,154,203	4,868
Asset-backed securities	136,826	330	(129)	137,027	-
Mortgage-backed securities
Commercial	75,435	510	(452)	75,493	-
Agency residential	721,772	2,365	(8,993)	715,144	-
Non-agency residential	76	12	-	88	-
Foreign government securities	495,572	22,088	(10,383)	507,277	-
Foreign corporate securities	944,546	30,015	(14,361)	960,200	175
Total fixed maturity securities	$5,910,494	$126,510	$(66,508)	$5,970,496	$5,043

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

	At March 31, 2017		At December 31, 2016
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$466,605	$466,630	$394,401	$392,824
Due after one year through five years	2,988,903	3,016,699	2,925,786	2,955,325
Due after five years through ten years	919,998	938,822	879,762	894,166
Due after ten years	806,671	833,927	776,436	800,429
Asset-backed securities	175,864	176,170	136,826	137,027
Mortgage-backed securities
Commercial	75,108	75,622	75,435	75,493
Agency residential	704,451	698,466	721,772	715,144
Non-agency residential	68	79	76	88
Total fixed maturity securities	$6,137,668	$6,206,415	$5,910,494	$5,970,496

The changes in net unrealized appreciation (depreciation) for the Company's investments are derived from the following sources for the periods as indicated:
	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$12,242	$69,826
Fixed maturity securities, other-than-temporary impairment	(3,499)	197
Other invested assets	444	-
Change in unrealized appreciation (depreciation), pre-tax	9,187	70,023
Deferred tax benefit (expense)	(4,440)	(24,439)
Deferred tax benefit (expense), other-than-temporary impairment	1,225	(69)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$5,972	$45,515

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at March 31, 2017 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$331,049	$(3,901)	$-	$-	$331,049	$(3,901)
Obligations of U.S. states and political subdivisions	206,241	(10,966)	492	(560)	206,733	(11,526)
Corporate securities	441,626	(7,815)	88,102	(4,039)	529,728	(11,854)
Asset-backed securities	40,290	(73)	4,026	(2)	44,316	(75)
Mortgage-backed securities
Commercial	8,255	(297)	3,072	(27)	11,327	(324)
Agency residential	465,110	(6,116)	86,304	(2,249)	551,414	(8,365)
Non-agency residential	20	-	-	-	20	-
Foreign government securities	140,028	(1,524)	56,147	(5,401)	196,175	(6,925)
Foreign corporate securities	205,862	(3,054)	71,426	(8,987)	277,288	(12,041)
Total fixed maturity securities	$1,838,481	$(33,746)	$309,569	$(21,265)	$2,148,050	$(55,011)

	Duration of Unrealized Loss at March 31, 2017 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$196,751	$(436)	$18,642	$(3,152)	$215,393	$(3,588)
Due in one year through five years	703,649	(8,563)	155,494	(13,136)	859,143	(21,699)
Due in five years through ten years	199,849	(6,607)	40,361	(2,676)	240,210	(9,283)
Due after ten years	224,557	(11,654)	1,670	(23)	226,227	(11,677)
Asset-backed securities	40,290	(73)	4,026	(2)	44,316	(75)
Mortgage-backed securities	473,385	(6,413)	89,376	(2,276)	562,761	(8,689)
Total fixed maturity securities	$1,838,481	$(33,746)	$309,569	$(21,265)	$2,148,050	$(55,011)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at March 31, 2017 were $2,148,050 thousand and $55,011 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at March 31, 2017, (the U.S. Government) did not exceed 6.0% of the overall market value of the Company's fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $33,746 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of obligations of U.S. states and political subdivisions, domestic corporate securities and agency residential mortgage-backed securities.  Of these unrealized losses, $31,496 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  The $21,265 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, as well as foreign government securities.  Of these unrealized losses, $17,263 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the tables below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Fixed maturities	$46,980	$45,326
Equity securities	6,748	9,148
Short-term investments and cash	390	304
Other invested assets
Limited partnerships	(224)	(2,514)
Dividends from preferred shares of affiliate	7,758	7,758
Other	1,252	(912)
Gross investment income before adjustments	62,904	59,110
Funds held interest income (expense)	1,939	2,654
Interest income from Parent	1,075	1,075
Gross investment income	65,918	62,839
Investment expenses	(5,069)	(4,394)
Net investment income	$60,849	$58,445

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

The Company had contractual commitments to invest up to an additional $320,344 thousand in limited partnerships at March 31, 2017.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2021.

The Company's other invested assets at March 31, 2017 and December 31, 2016 included $101,545 thousand and $57,126 thousand, respectively, related to a private placement liquidity sweep facility. The primary purpose of the facility is to enhance the Company's return on its short-term investments and cash positions. The facility invests in high quality, short-duration securities and permits daily liquidity.

Other invested assets, at fair value, as of March 31, 2017 and December 31, 2016, were comprised of preferred shares held in Preferred Holdings, an affiliated company.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Fixed maturity securities, market value:
Other-than-temporary impairments	$(1,132)	$(23,015)
Gains (losses) from sales	6,465	(16,855)
Fixed maturity securities, fair value:
Gains (losses) from fair value adjustments	-	(232)
Equity securities, fair value:
Gains (losses) from sales	4,340	(7,950)
Gains (losses) from fair value adjustments	37,418	(18,325)
Other invested assets	1	-
Other invested assets, fair value:
Gains (losses) from fair value adjustments	70,675	-
Short-term investment gains (losses)	1	-
Total net realized capital gains (losses)	$117,768	$(66,377)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Proceeds from sales of fixed maturity securities	$292,994	$188,046
Gross gains from sales	7,995	1,464
Gross losses from sales	(1,530)	(18,319)

Proceeds from sales of equity securities	$134,051	$86,149
Gross gains from sales	8,013	1,782
Gross losses from sales	(3,673)	(9,732)

4.  RESERVES FOR LOSSES AND LAE

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	Three Months Ended	Twelve Months Ended
	March 31,	At December 31,
(Dollars in thousands)	2017	2016
Gross reserves at January 1	$8,331,288	$7,940,720
Less reinsurance recoverables	(4,199,791)	(3,875,073)
Net reserves at January 1	4,131,497	4,065,647

Incurred related to:
Current year	286,204	1,441,962
Prior years	3,518	(91,682)
Total incurred losses and LAE	289,722	1,350,280

Paid related to:
Current year	46,284	400,489
Prior years	269,625	892,207
Total paid losses and LAE	315,909	1,292,696

Foreign exchange/translation adjustment	1,159	8,266

Net reserves at December 31	4,106,469	4,131,497
Plus reinsurance recoverables	4,262,693	4,199,791
Gross reserves at December 31	$8,369,162	$8,331,288

Incurred prior years' reserves increased by $3,518 thousand and decreased by $91,682 thousand for the three months ended March 31, 2017 and the year ended December 31, 2016, respectively.  The increase for the three months ended March 31, 2017, was mainly due to unfavorable development in the insurance segment related to casualty business.

The decrease for the year ended December 31, 2016 was attributable to favorable development in the reinsurance segments of $187,909 thousand related primarily to property and short-tail business in the U.S., property business in Canada, Latin America, Middle East and Africa, as well as favorable development on prior year catastrophe losses, partially offset by $45,668 thousand of adverse development on A&E reserves. Part of the favorable development in the reinsurance segment related to the 2015 loss from the explosion at the Chinese port of Tianjin. In 2015, this loss was originally estimated to be $21,566 thousands. At December 31, 2016, this loss was projected to be $6,261 thousands resulting in $15,305 thousands of favorable development in 2016. The net favorable development in the reinsurance segments was partially offset by $96,227 thousand of unfavorable development in the insurance segment primarily related to run-off construction liability and umbrella program business.

5.  FAIR VALUE

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.   No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Due to the unavailability of prices for forty-two private placement securities, the investment manager's valuation committee valued the forty-two securities at $87,124 thousand at March 31, 2017.  Due to the unavailability of prices for forty-two private placement securities, the investment manager's valuation committee valued the forty-two securities at $86,536 thousand at December 31, 2016.

The Company internally manages a public equity portfolio which had a fair value at March 31, 2017 and December 31, 2016 of $154,123 thousand and $133,755 thousand, respectively, and all prices were obtained from publically published sources.

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

Other invested assets, at fair value, was categorized as Level 3 at March 31, 2017 and December 31, 2016, since it represented a privately placed convertible preferred stock issued by an affiliate.  The stock was received in exchange for shares of the Company's parent.  The fair value of the preferred stock at March 31, 2017 and December 31, 2016 was determined using a pricing model.

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$771,220	$-	$771,220	$-
Obligations of U.S. States and political subdivisions	712,437	-	712,437	-
Corporate securities	2,271,618	-	2,187,296	84,322
Asset-backed securities	176,170	-	176,170	-
Mortgage-backed securities
Commercial	75,622	-	75,622	-
Agency residential	698,466	-	698,466	-
Non-agency residential	79	-	79	-
Foreign government securities	489,095	-	489,095	-
Foreign corporate securities	1,011,708	-	1,008,906	2,802
Total fixed maturities, market value	6,206,415	-	6,119,291	87,124

Equity securities, fair value	852,993	835,536	17,457	-
Other invested assets, fair value	1,837,302	-	-	1,837,302

There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2017.

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

In addition $22,118 thousand and $18,801 thousand of investments within other invested assets on the consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively, are not included within the fair value hierarchy tables as the assets are valued using the NAV practical expedient guidance within ASU 2015-07.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Corporate	Foreign		Corporate	Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	Corporate	Total
Beginning balance	$65,197	$2,538	$67,735	$3,933	$1,593	$5,526
Total gains or (losses) (realized/unrealized)
Included in earnings	214	(24)	190	8	(997)	(989)
Included in other comprehensive income (loss)	(29)	-	(29)	(6)	-	(6)
Purchases, issuances and settlements	18,940	288	19,228	11,771	-	11,771
Transfers in and/or (out) of Level 3	-	-	-	-	-	-
Ending balance	$84,322	$2,802	$87,124	$15,706	$596	$16,302

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$(997)	$(997)

(Some amounts may not reconcile due to rounding.)

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by other invested assets, for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Other invested assets, fair value:
Beginning balance	$1,766,626	$1,773,214
Total gains or (losses) (realized/unrealized)
Included in earnings	70,675	-
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Ending balance	$1,837,302	$1,773,214

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$-	$-

(Some amounts may not reconcile due to rounding.)

6.  COMMITMENTS AND CONTINGENCIES

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At March 31,	At December 31,
(Dollars in thousands)	2017	2016
The Prudential	$146,620	$146,507
Unaffiliated life insurance company	32,458	33,860

7.  COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$18,020	$(6,307)	$11,713	$29,956	$(10,484)	$19,472
URA(D) on securities - OTTI	(3,499)	1,225	(2,274)	197	(69)	128
Reclassification of net realized losses (gains) included in net income (loss)	(5,334)	1,867	(3,467)	39,870	(13,955)	25,915
Foreign currency translation adjustments	5,487	(1,920)	3,567	22,977	(8,045)	14,932
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of amortization of net gain (loss) included in net income (loss)	3,083	(1,079)	2,004	2,062	(722)	1,340
Total other comprehensive income (loss)	$17,757	$(6,214)	$11,543	$95,062	$(33,275)	$61,787

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended
	March 31,		Affected line item within the statements of
AOCI component	2017	2016	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$(5,334)	$39,870	Other net realized capital gains (losses)
	1,867	(13,955)	Income tax expense (benefit)
	$(3,467)	$25,915	Net income (loss)

Benefit plan net gain (loss)	$3,083	$2,062	Other underwriting expenses
	(1,079)	(722)	Income tax expense (benefit)
	$2,004	$1,340	Net income (loss)

(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended	Twelve Months Ended
	March 31,	December 31,
(Dollars in thousands)	2017	2016

Beginning balance of URA (D) on securities	$39,041	$13,654
Current period change in URA (D) of investments - temporary	8,246	22,063
Current period change in URA (D) of investments - non-credit OTTI	(2,274)	3,324
Ending balance of URA (D) on securities	45,013	39,041

Beginning balance of foreign currency translation adjustments	(9,852)	(12,701)
Current period change in foreign currency translation adjustments	3,567	2,849
Ending balance of foreign currency translation adjustments	(6,285)	(9,852)

Beginning balance of benefit plan net gain (loss)	(65,504)	(63,089)
Current period change in benefit plan net gain (loss)	2,004	(2,415)
Ending balance of benefit plan net gain (loss)	(63,500)	(65,504)

Ending balance of accumulated other comprehensive income (loss)	$(24,772)	$(36,315)

8.  COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re's investments as collateral, as security for assumed losses payable to a non-affiliated ceding company.  At March 31, 2017, the total amount on deposit in the trust account was $617,060 thousand.

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

On April 13, 2017 the Company entered into six collateralized reinsurance agreements with Kilimanjaro Re to provide the Company with annual aggregate catastrophe reinsurance coverage.  The initial three agreements are four year reinsurance contracts which cover named storm and earthquake events.  These agreements provide up to $225,000 thousand, $400,000 thousand and $325,000 thousand, respectively, of annual aggregate reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico and Canada. The subsequent three agreements are five year reinsurance contracts which cover named storm and earthquake events.  These agreements provide up to $50,000 thousand, $75,000 thousand and $175,000 thousand, respectively, of annual aggregate reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico and Canada.

Kilimanjaro has financed the various property catastrophe reinsurance coverages by issuing catastrophe bonds to unrelated, external investors.  On April 24, 2014, Kilimanjaro issued $450,000 thousand of notes ("Series 2014-1 Notes").  On November 18, 2014, Kilimanjaro issued $500,000 thousand of notes ("Series 2014-2 Notes").  On December 1, 2015, Kilimanjaro issued $625,000 thousand of notes ("Series 2015-1 Notes).  On April 13, 2017, Kilimanjaro issued $950,000 thousand of notes ("Series 2017-1 Notes) and $300,000 thousand of notes ("Series 2017-2 Notes). The proceeds from the issuance of the Notes listed above are held in reinsurance trust throughout the duration of the applicable reinsurance agreements and invested solely in US government money market funds with a rating of at least "AAAm" by Standard & Poor's.

9.  SENIOR NOTES

The table below displays Holdings' outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				March 31, 2017		December 31, 2016
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior notes	06/05/2014	06/01/2044	400,000	$396,744	$403,468	$396,714	$383,612

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044. Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Interest expense incurred	$4,868	$4,868

10.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings' outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		March 31, 2017		December 31, 2016
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$236,487	$222,456	$236,462	$204,636

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Interest expense incurred	$3,937	$3,937

11.  SEGMENT REPORTING

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended
U.S. Reinsurance	March 31,
(Dollars in thousands)	2017	2016
Gross written premiums	$578,958	$536,706
Net written premiums	219,062	223,428

Premiums earned	$208,314	$235,243
Incurred losses and LAE	120,434	116,170
Commission and brokerage	40,373	49,731
Other underwriting expenses	14,251	13,458
Underwriting gain (loss)	$33,256	$55,884

	Three Months Ended
International	March 31,
(Dollars in thousands)	2017	2016
Gross written premiums	$278,575	$238,478
Net written premiums	103,246	87,716

Premiums earned	$118,151	$113,173
Incurred losses and LAE	68,414	73,415
Commission and brokerage	23,535	26,110
Other underwriting expenses	8,889	7,823
Underwriting gain (loss)	$17,313	$5,825

	Three Months Ended
Insurance	March 31,
(Dollars in thousands)	2017	2016
Gross written premiums	$394,851	$354,720
Net written premiums	126,528	152,926

Premiums earned	$144,590	$133,509
Incurred losses and LAE	100,874	106,477
Commission and brokerage	(14,438)	(7,019)
Other underwriting expenses	36,755	37,946
Underwriting gain (loss)	$21,399	$(3,895)

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Underwriting gain (loss)	$71,968	$57,814
Net investment income	60,849	58,445
Net realized capital gains (losses)	117,768	(66,377)
Corporate expense	(3,597)	(2,336)
Interest, fee and bond issue cost amortization expense	(8,859)	(8,859)
Other income (expense)	9,855	13,102
Income (loss) before taxes	$247,984	$51,789

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Canada gross written premiums	$27,957	$23,586

No other country represented more than 5% of the Company's revenues.

12.  RELATED-PARTY TRANSACTIONS

Parent

Group entered into a $250,000 thousand long term promissory note agreement with Holdings as of December 31, 2014.  The note will mature on December 31, 2023 and has an interest rate of 1.72% that is payable annually.  This transaction is presented as a Note Receivable – Affiliated in the Consolidated Balance Sheets of Holdings.  Interest income in the amount of $1,075 thousand was recorded by Holdings for the three months ended March 31, 2017, and March 31, 2016.

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Dividends received on preferred stock of affiliate	$7,758	$7,758

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

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Expenses incurred	$23,183	$21,170

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada and Lloyd's syndicate 2786 for the periods indicated:

	Three Months Ended
Bermuda Re	March 31,
(Dollars in thousands)	2017	2016
Ceded written premiums	$634,896	$516,683
Ceded earned premiums	588,874	538,953
Ceded losses and LAE (a)	340,131	290,476

	Three Months Ended
Everest International	March 31,
(Dollars in thousands)	2017	2016
Ceded written premiums	$(70)	$(31)
Ceded earned premiums	(71)	(24)
Ceded losses and LAE	(443)	142

	Three Months Ended
Everest Canada	March 31,
(Dollars in thousands)	2017	2016
Assumed written premiums	$12,848	$10,199
Assumed earned premiums	12,853	10,454
Assumed losses and LAE	6,651	6,987

	Three Months Ended
Lloyd's Syndicate 2786	March 31,
(Dollars in thousands)	2017	2016
Assumed written premiums	$7,849	$696
Assumed earned premiums	6,927	88
Assumed losses and LAE	3,433	-

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

	Three Months Ended
Mt. Logan Re Segregated Accounts	March 31,
(Dollars in thousands)	2017	2016
Ceded written premiums	$39,179	$40,931
Ceded earned premiums	33,957	34,872
Ceded losses and LAE	19,759	9,098

Assumed written premiums	2,732	3,560
Assumed earned premiums	2,732	3,560
Assumed losses and LAE	-	-

13.      RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Service cost	$3,299	$2,897
Interest cost	2,276	2,361
Expected return on plan assets	(3,155)	(2,484)
Amortization of net (income) loss	3,040	2,014
Net periodic benefit cost	$5,460	$4,788

Other Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Service cost	$440	$438
Interest cost	249	296
Amortization of prior service costs	(33)	-
Amortization of net (income) loss	76	48
Net periodic benefit cost	$732	$782

The Company did not make any contributions to the qualified pension benefit plan for the three months ended March 31, 2017 and 2016.

14.      INCOME TAXES

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

15.  DISPOSITION

On August 24, 2016 the Company sold Heartland, its crop Managing General Agent to CGB for $49,000 thousand.  The sale agreement includes a provision for a long term strategic reinsurance relationship with CGB.  The Company has recognized an after-tax loss on the sale of Heartland of $12,942 thousand.  Under the terms of the reinsurance arrangement, there will not be a material fluctuation in the level of crop business, although it will be reflected as reinsurance rather than insurance.

16.  SUBSEQUENT EVENTS

On April 13, 2017, the Company entered into six collateralized reinsurance agreements with Kilimanjaro Re to provide the Company with annual aggregate catastrophe reinsurance coverage. Kilimanjaro has financed these coverages by issuing $950,000 thousand and $300,000 thousand of catastrophe bonds to unrelated, external investors. See also Footnote 8, Collateralized Reinsurance and Trust Agreements.

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  Although there were flooding and wind storm events and earthquakes in parts of the world, the overall 2013, 2014 and 2015 catastrophe losses for the industry were considerably lower than average.  During 2016, there was an increase in catastrophes:  the Fort McMurray Canadian wildfire, Hurricane Matthew which affected a large area of the Caribbean and southeastern United States, storms and an earthquake in Ecuador.  There are industry reports that the catastrophe losses for 2016 reached their highest level in four years and the United States experienced the most loss events since 1980 and the highest total losses since 2012.  While the future impact on market conditions from these catastrophes cannot be determined at this time, it is unlikely to have a significant impact on the overall markets, but may impact loss affected areas.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder's equity for the periods indicated:

	Three Months Ended		Percentage
	March 31,		Increase/
(Dollars in millions)	2017	2016	(Decrease)
Gross written premiums	$1,252.4	$1,129.9	10.8%
Net written premiums	448.8	464.1	-3.3%

REVENUES:
Premiums earned	$471.1	$481.9	-2.3%
Net investment income	60.8	58.4	4.1%
Net realized capital gains (losses)	117.8	(66.4)	NM
Other income (expense)	9.9	13.1	-24.8%
Total revenues	659.5	487.1	35.4%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	289.7	296.1	-2.1%
Commission, brokerage, taxes and fees	49.5	68.8	-28.1%
Other underwriting expenses	59.9	59.2	1.1%
Corporate expense	3.6	2.3	54.0%
Interest, fee and bond issue cost amortization expense	8.9	8.9	0.0%
Total claims and expenses	411.5	435.3	-5.5%

INCOME (LOSS) BEFORE TAXES	248.0	51.8	NM
Income tax expense (benefit)	76.9	12.9	NM
NET INCOME (LOSS)	$171.0	$38.9	NM

RATIOS:			Point Change
Loss ratio	61.5%	61.4%	0.1
Commission and brokerage ratio	10.5%	14.3%	(3.8)
Other underwriting expense ratio	12.7%	12.3%	0.4
Combined ratio	84.7%	88.0%	(3.3)

	At	At	Percentage
	March 31,	December 31,	Increase/
(Dollars in millions)	2017	2016	(Decrease)
Balance sheet data:
Total investments and cash	$10,128.1	$9,842.7	2.9%
Total assets	17,587.8	17,088.7	2.9%
Loss and loss adjustment expense reserves	8,369.2	8,331.3	0.5%
Total debt	633.2	633.2	0.0%
Total liabilities	12,139.6	11,823.2	2.7%
Stockholder's equity	5,448.2	5,265.6	3.5%

(Some amounts may not reconcile due to rounding)
(NM, not meaningful)

Revenues.

Premiums.  Gross written premiums increased by 10.8% to $1,252.4 million for the three months ended March 31, 2017, compared to $1,129.9 million for the three months ended March 31, 2016, reflecting, a $82.3 million, or 10.6%, increase in our reinsurance business and a $40.1 million, or 11.3%, increase in our insurance business.  The increase in reinsurance premiums was mainly due to the new crop reinsurance transactions and increases in treaty casualty and financial lines of business.  The rise in insurance premiums was primarily due to increases in most lines of business, as we have focused on expanding the insurance operations.  Net written premiums decreased by 3.3% to $448.8 million for the three months ended March 31, 2017, compared to $464.1 million for the three months ended March 31, 2016.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance mainly related to affiliated quota share contracts. Premiums earned decreased by 2.3% to $471.1 million for the three months ended March 31, 2017, compared to $481.9 million for the three months ended March 31, 2016. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income increased 4.1% to $60.8 million for the three months ended March 31, 2017 compared with net investment income of $58.4 million for the three months ended March 31, 2016.  Net pre-tax investment income as a percentage of average invested assets was 2.5% for the three months ended March 31, 2017 and 2016. The increase in income and yield was primarily the result of higher income from other invested assets, including lower year over year losses from our limited partnerships, and higher income from our fixed income portfolio, partially offset by lower dividends from equity securities.

Net Realized Capital Gains (Losses).  Net realized capital gains were $117.8 million and net realized capital losses were $66.4 million for the three months ended March 31, 2017 and 2016, respectively. The net realized capital gains of $117.8 million were comprised of $108.1 million of gains from fair value re-measurements on equity securities and other invested assets and $10.8 million of gains from sales on our fixed maturity and equity securities, partially offset by $1.1 million of other-than-temporary impairments. The net realized capital losses of $66.4 for the three months ended March 31, 2016 million were comprised of $24.8 million of net losses from sales on our fixed maturity and equity securities, $23.0 million of other-than-temporary impairments and $18.6 million of losses from fair value re-measurements on fixed maturity and equity securities.

Other Income (Expense).  We recorded other income of $9.9 million and $13.1 million for the three months ended March 31, 2017 and 2016, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses ("LAE") for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$279.0	59.2%		$4.1	0.9%		$283.1	60.1%
Catastrophes	7.2	1.5%		(0.6)	-0.1%		6.6	1.4%
Total segment	$286.2	60.7%		$3.5	0.8%		$289.7	61.5%

2016
Attritional	$293.4	60.8%		$(2.0)	-0.4%		$291.4	60.4%
Catastrophes	5.2	1.1%		(0.5)	-0.1%		4.7	1.0%
Total segment	$298.6	61.9%		$(2.5)	-0.5%		$296.1	61.4%

Variance 2017/2016
Attritional	$(14.4)	(1.6)	pts	$6.1	1.3	pts	$(8.3)	(0.3)	pts
Catastrophes	2.0	0.4	pts	(0.1)	-	pts	1.9	0.4	pts
Total segment	$(12.4)	(1.2)	pts	$6.0	1.3	pts	$(6.4)	0.1	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 2.1% to $289.7 million for the three months ended March 31, 2017 compared to $296.1 million for the three months ended March 31, 2016, primarily due to a decrease of $14.4 million in current years' attritional losses, mainly due to the reduction in earned premiums, partially offset by an increase of $6.1 million of prior year attritional loss development.  The $4.1 million of unfavorable prior years' attritional loss development for the three months ended March 31, 2017 was mainly related to casualty business in the insurance segment. The current year catastrophe losses of $7.2 million for the three months ended March 31, 2017 related to Cyclone Debbie in Australia ($7.2 million). The current year catastrophe losses of $5.2 million for the three months ended March 31, 2016 primarily related to the Taiwan earthquake ($5.2 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees decreased by 28.1% to $49.5 million for the three months ended March 31, 2017 compared to $68.8 million for the three months ended March 31, 2016. This change was primarily due to the impact of the decrease in premiums earned, the impact of affiliated quota share agreements and the changes in the mix of business.

Other Underwriting Expenses.  Other underwriting expenses were relatively flat at $59.9 million and $59.2 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $3.6 million and $2.3 for the three months ended March 31, 2017 and 2016, respectively. The increase in corporate expenses were primarily due to higher compensation costs.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense remained the same at $8.9 million for the three months ended March 31, 2017 and 2016.

Income Tax Expense (Benefit).  Income tax expense was $76.9 million and $12.9 million for the three months ended March 31, 2017 and 2016, respectively.  Income tax expense is primarily a function of the geographic location of the Company's pre-tax income and the statutory tax rates in those jurisdictions, as affected by tax-exempt investment income.  Variations in the income tax expense generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.  The increase in income tax expenses for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was mainly due to realized capital gains for 2017 compared to realized capital losses in 2016.

Net Income (Loss).
Our net income was $171.0 million and $38.9 million for the three months ended March 31, 2017 and 2016, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio decreased by 3.3 points to 84.7% for the three months ended March 31, 2017 compared to 88.0% for the three months ended March 31, 2016.  The loss ratio component remained relatively flat at 61.5% for the three months ended March 31, 2017 compared to 61.4% for the same period last year. The commission and brokerage ratio component was 10.5% for the three months ended March 31, 2017 and 14.3% for the three months ended March 31, 2016 reflecting change in the mix of business and the impact of affiliated quota share agreements.  The other underwriting expense ratio was comparable at 12.7% for the three months ended March 31, 2017 and 12.3% for the same period last year.

Stockholder's Equity.
Stockholders' equity increased by $182.7 million to $5,448.2 million at March 31, 2017 from $5,265.6 million at December 31, 2016, principally as a result of $171.0 million of net income, $6.0 million of net unrealized appreciation on investments, net of tax, $3.6 million of net foreign currency translation adjustments, $2.0 million of net benefit plan obligation adjustments and $0.1 million of share-based compensation transactions.

Consolidated Investment Results

Net Investment Income.
Net investment income increased by 4.1% to $60.8 million for the three months ended March 31, 2017 compared to $58.4 million for the three months ended March 31, 2016, primarily due to higher income from other invested assets, including lower year over year losses from our limited partnerships, and higher income from our fixed income portfolios, partially offset by lower dividends on equity securities.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in millions)	2017	2016
Fixed maturities	$47.0	$45.3
Equity securities	6.7	9.1
Short-term investments and cash	0.4	0.3
Other invested assets
Limited partnerships	(0.2)	(2.5)
Dividends from preferred shares of affiliate	7.8	7.8
Other	1.3	(0.9)
Gross investment income before adjustments	62.9	59.1
Funds held interest income (expense)	1.9	2.7
Interest income from Parent	1.1	1.1
Gross investment income	65.9	62.8
Investment expenses	(5.1)	(4.4)
Net investment income	$60.8	$58.4

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	March 31,	December 31,
	2017	2016
Imbedded pre-tax yield of cash and invested assets at December 31	2.8%	2.9%
Imbedded after-tax yield of cash and invested assets at December 31	1.9%	2.0%

	Three Months Ended
	March 31,
	2017	2016
Annualized pre-tax yield on average cash and invested assets	2.5%	2.5%
Annualized after-tax yield on average cash and invested assets	1.8%	1.8%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2017	2016	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$8.0	$1.5	$6.5
Losses	(1.5)	(18.3)	16.8
Total	6.5	(16.9)	23.3

Equity securities, fair value
Gains	8.0	1.8	6.2
Losses	(3.7)	(9.7)	6.0
Total	4.3	(8.0)	12.2

Total net realized gains (losses) from sales
Gains	16.0	3.3	12.7
Losses	(5.2)	(28.1)	22.9
Total	10.8	(24.8)	35.6

Other than temporary impairments:	(1.1)	(23.0)	21.9

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	-	(0.2)	0.2
Equity securities, fair value	37.4	(18.3)	55.7
Other invested assets, fair value	70.7	-	70.7
Total	108.1	(18.6)	126.6

Total net realized gains (losses)	$117.8	$(66.4)	$184.2

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $117.8 million and net realized capital losses were $66.4 million for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017, we recorded $108.1 million of net realized capital gains due to fair value re-measurements on equity securities and other invested assets and $10.8 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $1.1 million of other-than-temporary impairments. For the three months ended March 31, 2016, we recorded $24.8 million of net realized capital losses from sales of fixed maturity and equity securities, $23.0 million of other-than-temporary impairments and $18.6 million of net realized capital losses due to fair value re-measurements on fixed maturities and equity securities. The fixed maturity and equity sales for the three months ended March 31, 2017 and 2016 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2017	2016	Variance	% Change
Gross written premiums	$579.0	$536.7	$42.3	7.9%
Net written premiums	219.1	223.4	(4.3)	-2.0%

Premiums earned	$208.3	$235.2	$(26.9)	-11.4%
Incurred losses and LAE	120.4	116.2	4.2	3.7%
Commission and brokerage	40.4	49.7	(9.3)	-18.8%
Other underwriting expenses	14.3	13.5	0.8	5.9%
Underwriting gain (loss)	$33.3	$55.9	$(22.6)	-40.5%

				Point Chg
Loss ratio	57.8%	49.4%		8.4
Commission and brokerage ratio	19.4%	21.1%		(1.7)
Other underwriting ratio	6.8%	5.7%		1.1
Combined ratio	84.0%	76.2%		7.8

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 7.9% to $579.0 million for the three months ended March 31, 2017 from $536.7 million for the three months ended March 31, 2016, primarily due to increase in the new crop reinsurance business and the increase in treaty casualty and surety business.  Net written premiums decreased by 2.0% to $219.1 million for the three months ended March 31, 2017 compared to $223.4 million for the three months ended March 31, 2016. The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to a varying utilization of reinsurance primarily related to the affiliated quota share contracts. Premiums earned decreased 11.4% to $208.3 million for the three months ended March 31, 2017 compared to $235.2 million for the three months ended March 31, 2016.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$120.6	57.8%		$(0.5)	-0.2%		$120.1	57.6%
Catastrophes	0.4	0.2%		(0.1)	0.0%		0.3	0.2%
Total segment	$121.0	58.0%		$(0.6)	-0.2%		$120.4	57.8%

2016
Attritional	$118.4	50.4%		$(2.3)	-1.0%		$116.1	49.4%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$118.4	50.4%		$(2.3)	-1.0%		$116.2	49.4%

Variance 2017/2016
Attritional	$2.2	7.4	pts	$1.8	0.8	pts	$4.0	8.2	pts
Catastrophes	0.4	0.2	pts	(0.1)	-	pts	0.3	0.2	pts
Total segment	$2.6	7.6	pts	$1.7	0.8	pts	$4.2	8.4	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 3.7% to $120.4 million for the three months ended March 31, 2017 compared to $116.2 million for the three months ended March 31, 2016, primarily due to an increase of $2.2 million in current year attritional losses, resulting mainly from the change in the mix of business and impact of the new crop reinsurance contract. The current year catastrophe losses of $0.4 million for the three months ended March 31, 2017 primarily related to Cyclone Debbie in Australia ($0.4 million). There were no current year catastrophes for the three months ended March 31, 2016.

Segment Expenses.  Commission and brokerage decreased by 18.8% to $40.4 million for the three months ended March 31, 2017 compared to $49.7 million for the three months ended March 31, 2016.  The decrease was mainly due to the impact of the new crop reinsurance contract, the impact of affiliated quota share contracts and changes in the mix of business. Segment other underwriting expenses increased slightly to $14.3 million for the three months ended March 31, 2017 from $13.5 million for the three months ended March 31, 2016. The increase was primarily due to the impact of changes in the mix of business.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2017	2016	Variance	% Change
Gross written premiums	$278.6	$238.5	$40.1	16.8%
Net written premiums	103.2	87.7	15.5	17.7%

Premiums earned	$118.2	$113.2	$5.0	4.4%
Incurred losses and LAE	68.4	73.4	(5.0)	-6.8%
Commission and brokerage	23.5	26.1	(2.6)	-9.9%
Other underwriting expenses	8.9	7.8	1.1	13.6%
Underwriting gain (loss)	$17.3	$5.8	$11.5	NM

				Point Chg
Loss ratio	57.9%	64.9%		(7.0)
Commission and brokerage ratio	19.9%	23.1%		(3.2)
Other underwriting ratio	7.5%	6.9%		0.6
Combined ratio	85.3%	94.9%		(9.6)

(NM, not meaningful)

Premiums.  Gross written premiums increased by 16.8% to $278.6 million for the three months ended March 31, 2017 compared to $238.5 million for the three months ended March 31, 2016, primarily due to increases in Middle East, Latin America, Singapore and Canada business and the positive impact of $11.6 million from the movement of foreign exchange rates.   Net written premiums increased by 17.7% to $103.2 million for the three months ended March 31, 2017 compared to $87.7 million for the three months ended March 31, 2016.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance related to the quota share contracts.  Premiums earned increased 4.4% to $118.2 million for the three months ended March 31, 2017 compared to $113.2 million for the three months ended March 31, 2016.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$61.1	51.7%		$0.8	0.7%		$61.9	52.4%
Catastrophes	6.8	5.8%		(0.3)	-0.3%		6.5	5.5%
Total segment	$67.9	57.5%		$0.5	0.4%		$68.4	57.9%

2016
Attritional	$71.4	63.1%		$(2.8)	-2.5%		$68.6	60.6%
Catastrophes	5.2	4.6%		(0.4)	-0.3%		4.8	4.3%
Total segment	$76.6	67.7%		$(3.2)	-2.8%		$73.4	64.9%

Variance 2017/2016
Attritional	$(10.3)	(11.4)	pts	$3.6	3.2	pts	$(6.7)	(8.2)	pts
Catastrophes	1.6	1.2	pts	0.1	-	pts	1.7	1.2	pts
Total segment	$(8.7)	(10.2)	pts	$3.7	3.2	pts	$(5.0)	(7.0)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 6.8% to $68.4 million for the three months ended March 31, 2017 compared to $73.4 million for the three months ended March 31, 2016, primarily due to a decrease in current year attritional losses of $10.3 million, partially offset by more year over year development on prior year attritional losses of $3.6 million and an increase of $1.6 million in current year catastrophe losses.  The decrease in attritional losses related to the impact of affiliated quota share agreements and changes in the mix of business.  The current year catastrophe losses of $6.8 million for the three months ended March 31, 2017 primarily related to Cyclone Debbie in Australia ($6.8 million). The $5.2 million of current year catastrophe losses for the three months ended March 31, 2016 were primarily due to Taiwan earthquake ($5.2 million).

Segment Expenses.  Commission and brokerage decreased 9.9% to $23.5 million for the three months ended March 31, 2017 compared to $26.1 million for the three months ended March 31, 2016. The decrease was due to the impact of affiliated quota share agreements and changes in the mix of business. Segment other underwriting expenses increased slightly to $8.9 million for the three months ended March 31, 2017 from $7.8 million for the three months ended March 31, 2016, mainly due to the impact of the increase in premiums earned.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2017	2016	Variance	% Change
Gross written premiums	$394.9	$354.7	$40.1	11.3%
Net written premiums	126.5	152.9	(26.4)	-17.3%

Premiums earned	$144.6	$133.5	$11.1	8.3%
Incurred losses and LAE	100.9	106.5	(5.6)	-5.3%
Commission and brokerage	(14.4)	(7.0)	(7.4)	105.7%
Other underwriting expenses	36.8	37.9	(1.2)	-3.1%
Underwriting gain (loss)	$21.4	$(3.9)	$25.3	NM

				Point Chg
Loss ratio	69.8%	79.8%		(10.0)
Commission and brokerage ratio	-10.0%	-5.3%		(4.7)
Other underwriting ratio	25.4%	28.4%		(3.0)
Combined ratio	85.2%	102.9%		(17.7)

(NM, not meaningful)

Premiums.  Gross written premiums increased by 11.3% to $394.9 million for the three months ended March 31, 2017 compared to $354.7 million for the three months ended March 31, 2016.  This increase was primarily driven by expansion of various insurance lines of business and an increase in accident and health business.  Net written premiums decreased by 17.3% to $126.5 million for the three months ended March 31, 2017 compared to $152.9 million for the three months ended March 31, 2016.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the marginally more conservative reinsurance position we have taken to support our new business and the impact of affiliated quota share agreements.  Premiums earned increased 8.3% to $144.6 million for the three months ended March 31, 2017 compared to $133.5 million for the three months ended March 31, 2016.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$97.3	67.3%		$3.7	2.6%		$101.0	69.9%
Catastrophes	-	0.0%		(0.1)	-0.1%		(0.1)	-0.1%
Total segment	$97.3	67.3%		$3.6	2.5%		$100.9	69.8%

2016
Attritional	$103.6	77.6%		$3.0	2.3%		$106.7	79.9%
Catastrophes	-	0.0%		(0.2)	-0.1%		(0.2)	-0.1%
Total segment	$103.6	77.6%		$2.8	2.2%		$106.5	79.8%

Variance 2017/2016
Attritional	$(6.3)	(10.3)	pts	$0.7	0.3	pts	$(5.7)	(10.0)	pts
Catastrophes	-	-	pts	0.1	-	pts	0.1	-	pts
Total segment	$(6.3)	(10.3)	pts	$0.8	0.3	pts	$(5.6)	(10.0)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 5.3% to $100.9 million for the three months ended March 31, 2017 compared to $106.5 million for the three months ended March 31, 2016, mainly due to an decrease of $6.3 million in current year attritional losses. The decrease in current year attritional losses primarily related to changes in  the mix of business and the impact of affiliated quota share agreements. There were no current year catastrophe losses for the three months ended March 31, 2017 and 2016.

Segment Expenses.  Commission and brokerage decreased to ($14.4) million for the three months ended March 31, 2017 compared to ($7.0) million for the three months ended March 31, 2016.  The decrease was mainly due to the impact of changes in the mix of business and the impacts from affiliated quota share agreements.  Segment other underwriting expenses decreased slightly to $36.8 million for the three months ended March 31, 2017 compared to $37.9 million for the three months ended March 31, 2016.

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

Interest Rate Risk.  Our $10.1 billion investment portfolio, at March 31, 2017, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $774.2 million of mortgage-backed securities in the $6,206.4 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $336.6 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimate on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At March 31, 2017
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$6,910.7	$6,730.4	$6,543.0	$6,348.9	$6,154.7
Market/Fair Value Change from Base (%)	5.6%	2.9%	0.0%	-3.0%	-5.9%
Change in Unrealized Appreciation
After-tax from Base ($)	$239.0	$121.8	$-	$(126.2)	$(252.4)

We had $8,369.2 million and $8,331.3 million of gross reserves for losses and LAE as of March 31, 2017 and December 31, 2016, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At March 31, 2017
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$682.4	$767.7	$853.0	$938.3	$1,023.6
After-tax Change in Fair/Market Value	(110.9)	(55.4)	-	55.4	110.9

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

Dated:  May 15, 2017