Form 10-Q
period 2017-06-30
EVEREST REINSURANCE HOLDINGS INC
filed 2017-08-14
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2017	Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
Delaware	22-3263609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

YES	NO	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At August 1, 2017
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2017 (unaudited) and
	December 31, 2016	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three and six months ended June 30, 2017 and 2016 (unaudited)	2

	Consolidated Statements of Changes in Stockholder's Equity for the three and
	six months ended June 30, 2017 and 2016 (unaudited)	3

	Consolidated Statements of Cash Flows for the six months ended
	June 30, 2017 and 2016 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operation	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	48

PART II

OTHER INFORMATION

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except par value per share)	2017	2016
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$6,140,028	$5,970,496
(amortized cost: 2017, $6,071,568; 2016, $5,910,494)
Equity securities - available for sale, at fair value	934,110	887,800
Short-term investments	176,405	306,286
Other invested assets (cost: 2017, 773,322; 2016, $613,680)	774,646	613,740
Other invested assets, at fair value	1,724,532	1,766,626
Cash	242,565	297,794
Total investments and cash	9,992,286	9,842,742
Note receivable - affiliated	250,000	250,000
Accrued investment income	43,799	45,323
Premiums receivable	1,343,051	1,128,639
Reinsurance receivables - unaffiliated	893,608	887,657
Reinsurance receivables - affiliated	3,798,963	3,686,130
Funds held by reinsureds	193,800	190,421
Deferred acquisition costs	48,827	68,621
Prepaid reinsurance premiums	965,909	781,384
Other assets	231,416	202,519
TOTAL ASSETS	$17,761,659	$17,083,436

LIABILITIES:
Reserve for losses and loss adjustment expenses	$8,286,599	$8,331,288
Unearned premium reserve	1,424,957	1,312,386
Funds held under reinsurance treaties	116,397	110,836
Losses in the course of payment	333,262	82,915
Commission reserves	39,236	52,037
Other net payable to reinsurers	906,305	815,298
4.868% Senior notes due 6/1/2044	396,774	396,714
6.6% Long term notes due 5/1/2067	236,511	236,462
Accrued interest on debt and borrowings	2,632	3,537
Income taxes	173,693	148,940
Unsettled securities payable	46,183	27,121
Other liabilities	276,316	267,349
Total liabilities	12,238,865	11,784,883

Commitments and Contingencies (Note 7)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2017 and 2016)	-	-
Additional paid-in capital	387,705	387,567
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of ($9,175) at 2017 and ($19,549) at 2016	(17,048)	(36,315)
Retained earnings	5,152,137	4,947,301
Total stockholder's equity	5,522,794	5,298,553
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$17,761,659	$17,083,436

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$468,197	$488,855	$939,252	$970,780
Net investment income	71,900	73,872	132,749	132,317
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(1,574)	(1,391)	(2,706)	(24,406)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	(90,717)	30,556	28,183	(12,806)
Total net realized capital gains (losses)	(92,291)	29,165	25,477	(37,212)
Other income (expense)	10,655	(10,700)	20,510	2,402
Total revenues	458,461	581,192	1,117,988	1,068,287

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	297,228	338,536	586,950	634,598
Commission, brokerage, taxes and fees	60,513	70,409	113,020	136,774
Other underwriting expenses	64,197	58,330	124,092	117,557
Corporate expenses	1,512	2,010	5,109	4,346
Interest, fee and bond issue cost amortization expense	7,954	8,858	16,813	17,717
Total claims and expenses	431,404	478,143	845,984	910,992

INCOME (LOSS) BEFORE TAXES	27,057	103,049	272,004	157,295
Income tax expense (benefit)	(8,601)	33,677	67,168	46,933

NET INCOME (LOSS)	$35,658	$69,372	$204,836	$110,362

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	3,825	39,264	13,264	58,864
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	(3,477)	(63)	(6,944)	25,852
Total URA(D) on securities arising during the period	348	39,201	6,320	84,716

Foreign currency translation adjustments	5,372	15,489	8,939	30,421

Benefit plan actuarial net gain (loss) for the period	-	-	-	-
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	2,004	1,341	4,008	2,681
Total benefit plan net gain (loss) for the period	2,004	1,341	4,008	2,681
Total other comprehensive income (loss), net of tax	7,724	56,031	19,267	117,818

COMPREHENSIVE INCOME (LOSS)	$43,382	$125,403	$224,103	$228,180

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER'S EQUITY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share amounts)	2017	2016	2017	2016
	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$387,637	$379,582	$387,567	$374,789
Share-based compensation plans	68	2,955	138	7,748
Balance, end of period	387,705	382,537	387,705	382,537

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(24,772)	(349)	(36,315)	(62,136)
Net increase (decrease) during the period	7,724	56,031	19,267	117,818
Balance, end of period	(17,048)	55,682	(17,048)	55,682

RETAINED EARNINGS:
Balance, beginning of period	5,116,479	4,686,647	4,947,301	4,645,657
Net income (loss)	35,658	69,372	204,836	110,362
Balance, end of period	5,152,137	4,756,019	5,152,137	4,756,019

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$5,522,794	$5,194,238	$5,522,794	$5,194,238

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(Dollars in thousands)	2017	2016
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$204,836	$110,362
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(213,530)	13,635
Decrease (increase) in funds held by reinsureds, net	2,353	(3,111)
Decrease (increase) in reinsurance receivables	(115,273)	(9,694)
Decrease (increase) in income taxes	14,411	9,279
Decrease (increase) in prepaid reinsurance premiums	(184,385)	24,418
Increase (decrease) in reserve for losses and loss adjustment expenses	(55,590)	257,415
Increase (decrease) in unearned premiums	111,848	(89,903)
Increase (decrease) in other net payable to reinsurers	89,702	(373,353)
Increase (decrease) in losses in course of payment	250,153	1,813
Change in equity adjustments in limited partnerships	(8,728)	(11,352)
Distribution of limited partnership income	12,483	22,822
Change in other assets and liabilities, net	(10,031)	13,152
Non-cash compensation expense	5,186	5,433
Amortization of bond premium (accrual of bond discount)	9,107	8,972
Amortization of underwriting discount on senior notes	2	2
Net realized capital (gains) losses	(25,477)	37,212
Net cash provided by (used in) operating activities	87,067	17,102

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	555,649	368,179
Proceeds from fixed maturities sold - available for sale, at market value	652,490	296,888
Proceeds from fixed maturities sold - available for sale, at fair value	-	1,587
Proceeds from equity securities sold - available for sale, at fair value	249,653	421,980
Distributions from other invested assets	1,018,997	696,889
Cost of fixed maturities acquired - available for sale, at market value	(1,348,415)	(923,755)
Cost of equity securities acquired - available for sale, at fair value	(237,894)	(180,406)
Cost of other invested assets acquired	(1,182,157)	(862,717)
Net change in short-term investments	130,362	178,128
Net change in unsettled securities transactions	6,648	36,119
Net cash provided by (used in) investing activities	(154,667)	32,892

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	(5,048)	2,315
Net cash provided by (used in) financing activities	(5,048)	2,315

EFFECT OF EXCHANGE RATE CHANGES ON CASH	17,419	22,189

Net increase (decrease) in cash	(55,229)	74,498
Cash, beginning of period	297,794	155,429
Cash, end of period	$242,565	$229,927

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$52,641	$35,375
Interest paid	17,608	17,608

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2017 and 2016

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

2.      BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2017 and 2016 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), has been omitted since it is not required for interim reporting purposes. The December 31, 2016 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2016, 2015 and 2014 included in the Company's most recent Form 10-K filing.

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

3.  REVISIONS TO FINANCIAL STATEMENTS

In preparing its current period financial statements, the Company altered its processing of ceding certain commissions and deferred acquisition costs under an affiliated quota share agreement.  In previous reporting periods, these expenses were ceded based upon a quarter lag. In the current period, the quarter lag was eliminated and these expenses are now recorded on a current quarter basis.  Although management determined that the impact of the ceding lag was not material to prior period financial statements, the impact of eliminating the ceding lag would have significantly impacted results within the current period.  As a result, prior period balances have been revised in the applicable financial statements and corresponding footnotes to eliminate the impact of the previous recording lag.

Management assessed the materiality of this change within prior period financial statements based upon SEC Staff Accounting Bulletin Number 99, Materiality, which is since codified in Accounting Standards Codification ("ASC") 250, Accounting Changes and Error Corrections.  In accordance with ASC 250, the prior period comparative financial statements that are presented herein have been revised.

The following tables present line items for prior period financial statements that have been affected by the revision. For these line items, the tables detail the amounts as previously reported, the impact upon those line items due to the revision, and the amounts as currently revised within the financial statements.

CONSOLIDATED BALANCE SHEETS	March 31, 2017
	As Previously	Impact of
	Reported	Revisions	As Revised
(Dollars in thousands, except par value per share)
ASSETS:
Deferred acquisition costs	$62,308	$(4,994)	$57,314
TOTAL ASSETS	$17,587,840	$(4,994)	$17,582,846

LIABILITIES:
Other net payable to reinsurers	$832,307	$(41,746)	$790,561
Income taxes	223,629	5,625	229,254
Total liabilities	12,139,623	(36,121)	12,103,502

STOCKHOLDERS EQUITY:
Retained earnings	5,085,352	31,127	5,116,479
Total stockholder's equity	5,448,217	31,127	5,479,344
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$17,587,840	$(4,994)	$17,582,846

CONSOLIDATED BALANCE SHEETS	December 31, 2016			December 31, 2015
	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands, except par value per share)
ASSETS:
Deferred acquisition costs	$73,924	$(5,303)	$68,621	$92,651	$(6,249)	$86,402
TOTAL ASSETS	$17,088,739	$(5,303)	$17,083,436	$16,695,203	$(6,249)	$16,688,954

LIABILITIES:
Other net payable to reinsurers	$860,391	$(45,093)	$815,298	$1,225,260	$(37,480)	$1,187,780
Income taxes	142,143	6,797	148,940	68,024	4,132	72,156
Total liabilities	11,823,179	(38,296)	11,784,883	11,763,992	(33,348)	11,730,644

STOCKHOLDERS EQUITY:
Retained earnings	4,914,308	32,993	4,947,301	4,618,558	27,099	4,645,657
Total stockholder's equity	5,265,560	32,993	5,298,553	4,931,211	27,099	4,958,310
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$17,088,739	$(5,303)	$17,083,436	$16,695,203	$(6,249)	$16,688,954

CONSOLIDATED STATEMENTS OF OPERATIONS	Year Ended December 31, 2016			Year Ended December 31, 2015
AND COMPREHENSIVE INCOME (LOSS):	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
CLAIMS AND EXPENSES:
Commission, brokerage, taxes and fees	$289,982	$(8,558)	$281,424	$315,069	$(2,744)	$312,325
Total claims and expenses	1,928,940	(8,558)	1,920,382	1,892,062	(2,744)	1,889,318

INCOME (LOSS) BEFORE TAXES	390,433	8,558	398,991	604,542	2,744	607,286
Income tax expense (benefit)	94,683	2,664	97,347	191,889	3,007	194,896

NET INCOME (LOSS)	$295,750	$5,894	$301,644	$412,653	$(263)	$412,390

COMPREHENSIVE INCOME (LOSS)	$321,571	$5,894	$327,465	$345,998	$(263)	$345,735

CONSOLIDATED STATEMENTS OF OPERATIONS	Year Ended December 31, 2014			Three Months Ended March 31, 2017
AND COMPREHENSIVE INCOME (LOSS):	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
CLAIMS AND EXPENSES:
Commission, brokerage, taxes and fees	$339,402	$(427)	$338,975	$49,470	$3,037	$52,507
Total claims and expenses	1,930,749	(427)	1,930,322	411,543	3,037	414,580

INCOME (LOSS) BEFORE TAXES	657,688	427	658,115	247,984	(3,037)	244,947
Income tax expense (benefit)	203,562	1,125	204,687	76,940	(1,171)	75,769

NET INCOME (LOSS)	$454,126	$(698)	$453,428	$171,044	$(1,866)	$169,178

COMPREHENSIVE INCOME (LOSS)	$370,997	$(698)	$370,299	$182,587	$(1,866)	$180,721

CONSOLIDATED STATEMENTS OF OPERATIONS	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
AND COMPREHENSIVE INCOME (LOSS):	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
CLAIMS AND EXPENSES:
Commission, brokerage, taxes and fees	$85,563	$(2,785)	$82,778	$226,511	$(6,959)	$219,552
Total claims and expenses	462,009	(2,785)	459,224	1,377,175	(6,959)	1,370,216

INCOME (LOSS) BEFORE TAXES	95,943	2,785	98,728	249,064	6,959	256,023
Income tax expense (benefit)	21,145	1,280	22,425	66,990	2,368	69,358

NET INCOME (LOSS)	$74,798	$1,505	$76,303	$182,074	$4,591	$186,665

COMPREHENSIVE INCOME (LOSS)	$74,465	$1,505	$75,970	$299,559	$4,591	$304,150

CONSOLIDATED STATEMENTS OF OPERATIONS	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
AND COMPREHENSIVE INCOME (LOSS):	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
CLAIMS AND EXPENSES:
Commission, brokerage, taxes and fees	$72,126	$(1,717)	$70,409	$140,948	$(4,174)	$136,774
Total claims and expenses	479,860	(1,717)	478,143	915,166	(4,174)	910,992

INCOME (LOSS) BEFORE TAXES	101,332	1,717	103,049	153,121	4,174	157,295
Income tax expense (benefit)	32,982	695	33,677	45,845	1,088	46,933

NET INCOME (LOSS)	$68,350	$1,022	$69,372	$107,276	$3,086	$110,362

COMPREHENSIVE INCOME (LOSS)	$124,381	$1,022	$125,403	$225,094	$3,086	$228,180

CONSOLIDATED STATEMENTS OF OPERATIONS	Three Months Ended March 31, 2016
AND COMPREHENSIVE INCOME (LOSS):	As Previously	Impact of
	Reported	Revisions	As Revised
(Dollars in thousands)
CLAIMS AND EXPENSES:
Commission, brokerage, taxes and fees	$68,822	$(2,457)	$66,365
Total claims and expenses	435,306	(2,457)	432,849

INCOME (LOSS) BEFORE TAXES	51,789	2,457	54,246
Income tax expense (benefit)	12,863	393	13,256

NET INCOME (LOSS)	$38,926	$2,064	$40,990

COMPREHENSIVE INCOME (LOSS)	$100,713	$2,064	$102,777

CONSOLIDATED STATEMENTS OF	Year Ended December 31, 2016			Year Ended December 31, 2015
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised

(Dollars in thousands, except share amounts)
RETAINED EARNINGS:
Balance, beginning of period	$4,618,558	$27,099	$4,645,657	$4,205,905	$27,362	$4,233,267
Net income (loss)	295,750	5,894	301,644	412,653	(263)	412,390
Balance, end of period	4,914,308	32,993	4,947,301	4,618,558	27,099	4,645,657
TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$5,265,560	$32,993	$5,298,553	$4,931,211	$27,099	$4,958,310

CONSOLIDATED STATEMENTS OF	Year Ended December 31, 2014			Three Months Ended March 31, 2017
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised

(Dollars in thousands, except share amounts)
RETAINED EARNINGS:
Balance, beginning of period	$3,751,779	$28,060	$3,779,839	$4,914,308	$32,993	$4,947,301
Net income (loss)	454,126	(698)	453,428	171,044	(1,866)	169,178
Balance, end of period	4,205,905	27,362	4,233,267	5,085,352	31,127	5,116,479
TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$4,572,717	$27,362	$4,600,079	$5,448,217	$31,127	$5,479,344

CONSOLIDATED STATEMENTS OF	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised

(Dollars in thousands, except share amounts)
RETAINED EARNINGS:
Balance, beginning of period	$4,725,834	$30,185	$4,756,019	$4,618,558	$27,099	$4,645,657
Net income (loss)	74,798	1,505	76,303	182,074	4,591	186,665
Balance, end of period	4,800,632	31,690	4,832,322	4,800,632	31,690	4,832,322
TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$5,240,955	$31,690	$5,272,645	$5,240,955	$31,690	$5,272,645

CONSOLIDATED STATEMENTS OF	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised

(Dollars in thousands, except share amounts)
RETAINED EARNINGS:
Balance, beginning of period	$4,657,484	$29,163	$4,686,647	$4,618,558	$27,099	$4,645,657
Net income (loss)	68,350	1,022	69,372	107,276	3,086	110,362
Balance, end of period	4,725,834	30,185	4,756,019	4,725,834	30,185	4,756,019
TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$5,164,053	$30,185	$5,194,238	$5,164,053	$30,185	$5,194,238

CONSOLIDATED STATEMENTS OF	Three Months Ended March 31, 2016
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of
	Reported	Revisions	As Revised

(Dollars in thousands, except share amounts)
RETAINED EARNINGS:
Balance, beginning of period	$4,618,558	$27,099	$4,645,657
Net income (loss)	38,926	2,064	40,990
Balance, end of period	4,657,484	29,163	4,686,647
TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$5,036,717	$29,163	$5,065,880

CONSOLIDATED STATEMENTS OF CASH FLOWS	Year Ended December 31, 2016			Year Ended December 31, 2015
	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$295,750	$5,894	$301,644	$412,653	$(263)	$412,390
Decrease (increase) in income taxes	60,325	2,666	62,991	57,487	3,007	60,494
Increase (decrease) in other net payable to reinsurers	(364,242)	(7,614)	(371,856)	204,526	(8,590)	195,936
Change in other assets and liabilities, net	16,090	(946)	15,144	7,499	5,846	13,345

CONSOLIDATED STATEMENTS OF CASH FLOWS	Year Ended December 31, 2014			Three Months Ended March 31, 2017
	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$454,126	$(698)	$453,428	$171,044	$(1,866)	$169,178
Decrease (increase) in income taxes	68,206	1,125	69,331	75,304	(1,172)	74,132
Increase (decrease) in other net payable to reinsurers	5,130	(3,216)	1,914	(30,525)	3,347	(27,178)
Change in other assets and liabilities, net	81,388	2,789	84,177	18,204	(309)	17,895

CONSOLIDATED STATEMENTS OF CASH FLOWS	Nine Months Ended September 30, 2016			Six Months Ended June 30, 2016
	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$182,074	$4,591	$186,665	$107,276	$3,086	$110,362
Decrease (increase) in income taxes	33,279	2,368	35,647	8,190	1,089	9,279
Increase (decrease) in other net payable to reinsurers	(209,260)	(6,764)	(216,024)	(370,242)	(3,111)	(373,353)
Change in other assets and liabilities, net	(124,955)	(195)	(125,150)	14,216	(1,064)	13,152

CONSOLIDATED STATEMENTS OF CASH FLOWS	Three Months Ended March 31, 2016
	As Previously	Impact of
	Reported	Revisions	As Revised
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$38,926	$2,064	$40,990
Decrease (increase) in income taxes	6,546	393	6,939
Increase (decrease) in other net payable to reinsurers	(106,588)	(1,122)	(107,710)
Change in other assets and liabilities, net	24,496	(1,335)	23,161

4.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments ("OTTI") in accumulated other comprehensive income ("AOCI") are as follows for the periods indicated:

	At June 30, 2017
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$667,000	$2,961	$(3,184)	$666,777	$-
Obligations of U.S. states and political subdivisions	679,940	22,970	(6,127)	696,783	-
Corporate securities	2,274,212	40,765	(13,976)	2,301,001	908
Asset-backed securities	189,598	433	(42)	189,989	-
Mortgage-backed securities
Commercial	73,127	507	(389)	73,245	-
Agency residential	688,735	2,163	(7,217)	683,681	-
Non-agency residential	61	9	-	70	-
Foreign government securities	489,750	20,205	(8,568)	501,387	-
Foreign corporate securities	1,009,145	28,358	(10,408)	1,027,095	319
Total fixed maturity securities	$6,071,568	$118,371	$(49,911)	$6,140,028	$1,227

	At December 31, 2016
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$693,005	$2,509	$(4,434)	$691,080	$-
Obligations of U.S. states and political subdivisions	723,938	18,016	(11,970)	729,984	-
Corporate securities	2,119,324	50,665	(15,786)	2,154,203	4,868
Asset-backed securities	136,826	330	(129)	137,027	-
Mortgage-backed securities
Commercial	75,435	510	(452)	75,493	-
Agency residential	721,772	2,365	(8,993)	715,144	-
Non-agency residential	76	12	-	88	-
Foreign government securities	495,572	22,088	(10,383)	507,277	-
Foreign corporate securities	944,546	30,015	(14,361)	960,200	175
Total fixed maturity securities	$5,910,494	$126,510	$(66,508)	$5,970,496	$5,043

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

	At June 30, 2017		At December 31, 2016
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$438,873	$439,218	$394,401	$392,824
Due after one year through five years	2,912,173	2,932,487	2,925,786	2,955,325
Due after five years through ten years	1,043,485	1,063,492	879,762	894,166
Due after ten years	725,516	757,846	776,436	800,429
Asset-backed securities	189,598	189,989	136,826	137,027
Mortgage-backed securities
Commercial	73,127	73,245	75,435	75,493
Agency residential	688,735	683,681	721,772	715,144
Non-agency residential	61	70	76	88
Total fixed maturity securities	$6,071,568	$6,140,028	$5,910,494	$5,970,496

The changes in net unrealized appreciation (depreciation) for the Company's investments are derived from the following sources for the periods as indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$32	$53,863	$12,274	$123,689
Fixed maturity securities, other-than-temporary impairment	(317)	6,446	(3,816)	6,643
Other invested assets	821	-	1,265	-
Change in unrealized appreciation (depreciation), pre-tax	536	60,309	9,723	130,332
Deferred tax benefit (expense)	(299)	(18,852)	(4,739)	(43,291)
Deferred tax benefit (expense), other-than-temporary impairment	111	(2,256)	1,336	(2,325)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$348	$39,201	$6,320	$84,716

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at June 30, 2017 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$261,624	$(3,184)	$-	$-	$261,624	$(3,184)
Obligations of U.S. states and political subdivisions	157,890	(6,127)	-	-	157,890	(6,127)
Corporate securities	528,750	(10,097)	68,699	(3,879)	597,449	(13,976)
Asset-backed securities	56,504	(39)	2,525	(3)	59,029	(42)
Mortgage-backed securities
Commercial	13,797	(317)	2,991	(72)	16,788	(389)
Agency residential	445,347	(5,091)	82,351	(2,126)	527,698	(7,217)
Non-agency residential	-	-	-	-	-	-
Foreign government securities	177,440	(2,308)	56,133	(6,260)	233,573	(8,568)
Foreign corporate securities	201,847	(2,108)	73,620	(8,300)	275,467	(10,408)
Total fixed maturity securities	$1,843,199	$(29,271)	$286,319	$(20,640)	$2,129,518	$(49,911)

	Duration of Unrealized Loss at June 30, 2017 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$157,063	$(277)	$18,588	$(3,005)	$175,651	$(3,282)
Due in one year through five years	709,510	(9,577)	147,334	(13,549)	856,844	(23,126)
Due in five years through ten years	297,303	(7,601)	32,309	(1,879)	329,612	(9,480)
Due after ten years	163,675	(6,369)	221	(6)	163,896	(6,375)
Asset-backed securities	56,504	(39)	2,525	(3)	59,029	(42)
Mortgage-backed securities	459,144	(5,408)	85,342	(2,198)	544,486	(7,606)
Total fixed maturity securities	$1,843,199	$(29,271)	$286,319	$(20,640)	$2,129,518	$(49,911)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at June 30, 2017 were $2,129,518 thousand and $49,911 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at June 30, 2017, (the U.S. Government) did not exceed 5% of the overall market value of the Company's fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $29,271 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of obligations of domestic corporate securities, agency residential mortgage-backed securities and U.S. states and political subdivisions. Of these unrealized losses, $23,626 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  The $20,640 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, as well as foreign government securities.  Of these unrealized losses, $17,428 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the tables below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Fixed maturities	$49,601	$44,795	$96,581	$90,121
Equity securities	6,370	8,734	13,118	17,882
Short-term investments and cash	590	251	980	555
Other invested assets
Limited partnerships	8,978	14,192	8,754	11,678
Dividends from preferred shares of affiliate	7,758	7,758	15,516	15,516
Other	1,496	729	2,748	(183)
Gross investment income before adjustments	74,793	76,459	137,697	135,569
Funds held interest income (expense)	978	974	2,917	3,628
Interest income from Parent	1,075	1,075	2,150	2,150
Gross investment income	76,846	78,508	142,764	141,347
Investment expenses	(4,946)	(4,636)	(10,015)	(9,030)
Net investment income	$71,900	$73,872	$132,749	$132,317

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

The Company had contractual commitments to invest up to an additional $364,196 thousand in limited partnerships at June 30, 2017.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2023.

The Company's other invested assets at June 30, 2017 and December 31, 2016 included $142,964 thousand and $57,126 thousand, respectively, related to a private placement liquidity sweep facility. The primary purpose of the facility is to enhance the Company's return on its short-term investments and cash positions. The facility invests in high quality, short-duration securities and permits daily liquidity.

Other invested assets, at fair value, as of June 30, 2017 and December 31, 2016, were comprised of preferred shares held in Preferred Holdings, an affiliated company.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Fixed maturity securities, market value:
Other-than-temporary impairments	$(1,574)	$(1,391)	$(2,706)	$(24,406)
Gains (losses) from sales	6,507	2,244	12,972	(14,611)
Fixed maturity securities, fair value:
Gain (losses) from sales	-	(1,854)	-	(1,854)
Gains (losses) from fair value adjustments	-	1,571	-	1,339
Equity securities, fair value:
Gains (losses) from sales	604	(7,636)	4,944	(15,586)
Gains (losses) from fair value adjustments	14,943	36,987	52,361	18,662
Other invested assets	(2)	-	(1)	-
Other invested assets, fair value:
Gains (losses) from fair value adjustments	(112,769)	(756)	(42,094)	(756)
Short-term investment gains (losses)	-	-	1	-
Total net realized capital gains (losses)	$(92,291)	$29,165	$25,477	$(37,212)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Proceeds from sales of fixed maturity securities	$359,496	$110,429	$652,490	$298,475
Gross gains from sales	7,748	6,154	15,743	7,618
Gross losses from sales	(1,241)	(5,764)	(2,771)	(24,083)

Proceeds from sales of equity securities	$115,602	$335,831	$249,653	$421,980
Gross gains from sales	3,562	4,853	11,575	6,635
Gross losses from sales	(2,958)	(12,489)	(6,631)	(22,221)

5.  RESERVES FOR LOSSES AND LAE

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	Six Months Ended	Twelve Months Ended
	June 30,	At December 31,
(Dollars in thousands)	2017	2016
Gross reserves at beginning of period	$8,331,288	$7,940,720
Less reinsurance recoverables	(4,199,791)	(3,875,073)
Net reserves at beginning of period	4,131,497	4,065,647

Incurred related to:
Current year	584,656	1,441,962
Prior years	2,294	(91,682)
Total incurred losses and LAE	586,950	1,350,280

Paid related to:
Current year	165,100	400,489
Prior years	493,405	892,207
Total paid losses and LAE	658,505	1,292,696

Foreign exchange/translation adjustment	(6,122)	8,266

Net reserves at end of period	4,053,820	4,131,497
Plus reinsurance recoverables	4,232,779	4,199,791
Gross reserves at end of period	$8,286,599	$8,331,288

Incurred prior years' reserves increased by $2,294 thousand and decreased by $91,682 thousand for the six months ended June 30, 2017 and the year ended December 31, 2016, respectively.

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

6.  FAIR VALUE

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.   No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Due to the unavailability of prices for 46 private placement securities, the investment manager's valuation committee valued the 46 securities at $89,291 thousand at June 30, 2017.  Due to the unavailability of prices for forty-two private placement securities, the investment manager's valuation committee valued the forty-two securities at $86,536 thousand at December 31, 2016.

The Company internally manages a public equity portfolio which had a fair value at June 30, 2017 and December 31, 2016 of $169,165 thousand and $133,755 thousand, respectively, and all prices were obtained from publically published sources.

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

Other invested assets, at fair value, was categorized as Level 3 at June 30, 2017 and December 31, 2016, since it represented a privately placed convertible preferred stock issued by an affiliate.  The stock was received in exchange for shares of the Company's parent.  The fair value of the preferred stock at June 30, 2017 and December 31, 2016 was determined using a pricing model.

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$666,777	$-	$666,777	$-
Obligations of U.S. States and political subdivisions	696,783	-	696,783	-
Corporate securities	2,301,001	-	2,214,861	86,140
Asset-backed securities	189,989	-	189,989	-
Mortgage-backed securities
Commercial	73,245	-	73,245	-
Agency residential	683,681	-	683,681	-
Non-agency residential	70	-	70	-
Foreign government securities	501,387	-	501,387	-
Foreign corporate securities	1,027,095	-	1,023,944	3,151
Total fixed maturities, market value	6,140,028	-	6,050,737	89,291

Equity securities, fair value	934,110	893,660	40,450	-
Other invested assets, fair value	1,724,532	-	-	1,724,532

There were no transfers between Level 1 and Level 2 for the six months ended June 30, 2017.

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

In addition $52,139 thousand and $18,801 thousand of investments within other invested assets on the consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively, are not included within the fair value hierarchy tables as the assets are valued using the NAV practical expedient guidance within ASU 2015-07.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Corporate	Foreign		Corporate	Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	Corporate	Total
Beginning balance	$84,322	$2,802	$87,124	$65,197	$2,538	$67,735
Total gains or (losses) (realized/unrealized)
Included in earnings	711	128	839	925	104	1,029
Included in other comprehensive income (loss)	172	-	172	143	-	143
Purchases, issuances and settlements	935	221	1,156	19,875	509	20,384
Transfers in and/or (out) of Level 3	-	-	-	-	-	-
Ending balance	$86,140	$3,151	$89,291	$86,140	$3,151	$89,291

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Corporate	Foreign		Corporate	Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	Corporate	Total
Beginning balance	$15,706	$596	$16,302	$3,933	$1,593	$5,526
Total gains or (losses) (realized/unrealized)
Included in earnings	(18)	-	(18)	(10)	(997)	(1,007)
Included in other comprehensive income (loss)	(27)	1,425	1,398	(33)	1,425	1,392
Purchases, issuances and settlements	16,749	-	16,749	28,520	-	28,520
Transfers in and/or (out) of Level 3	-	-	-	-	-	-
Ending balance	$32,410	$2,021	$34,431	$32,410	$2,021	$34,431

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$(997)	$(997)

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by other invested assets, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Other invested assets, fair value:
Beginning balance	$1,837,302	$1,773,214	$1,766,626	$1,773,214
Total gains or (losses) (realized/unrealized)
Included in earnings	(112,769)	(756)	(42,094)	(756)
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	1,724,532	$1,772,458	$1,724,532	$1,772,458

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

7.  COMMITMENTS AND CONTINGENCIES

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At June 30,	At December 31,
(Dollars in thousands)	2017	2016
The Prudential	$146,923	$146,507
Unaffiliated life insurance company	33,107	33,860

8.  COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$5,784	$(1,753)	$4,031	$23,804	$(8,060)	$15,744
URA(D) on securities - OTTI	(317)	111	(206)	(3,816)	1,336	(2,480)
Reclassification of net realized losses (gains) included in net income (loss)	(4,931)	1,454	(3,477)	(10,265)	3,321	(6,944)
Foreign currency translation adjustments	8,265	(2,893)	5,372	13,752	(4,813)	8,939
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of amortization of net gain (loss) included in net income (loss)	3,083	(1,079)	2,004	6,166	(2,158)	4,008
Total other comprehensive income (loss)	$11,884	$(4,160)	$7,724	$29,641	$(10,374)	$19,267

(Some amounts may not reconcile due to rounding)

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$53,960	$(18,886)	$35,074	$83,916	$(29,370)	$54,546
URA(D) on securities - OTTI	6,446	(2,256)	4,190	6,643	(2,325)	4,318
Reclassification of net realized losses (gains) included in net income (loss)	(97)	34	(63)	39,773	(13,921)	25,852
Foreign currency translation adjustments	23,830	(8,341)	15,489	46,807	(16,386)	30,421
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of amortization of net gain (loss) included in net income (loss)	2,063	(722)	1,341	4,125	(1,444)	2,681
Total other comprehensive income (loss)	$86,202	$(30,171)	$56,031	$181,264	$(63,446)	$117,818

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Affected line item within the statements of
AOCI component	2017	2016	2017	2016	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$(4,931)	$(97)	$(10,265)	$39,773	Other net realized capital gains (losses)
	1,454	34	3,321	(13,921)	Income tax expense (benefit)
	$(3,477)	$(63)	$(6,944)	$25,852	Net income (loss)

Benefit plan net gain (loss)	$3,083	$2,063	$6,166	$4,125	Other underwriting expenses
	(1,079)	(722)	(2,158)	(1,444)	Income tax expense (benefit)
	$2,004	$1,341	$4,008	$2,681	Net income (loss)

(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Six Months Ended	Twelve Months Ended
	June 30,	December 31,
(Dollars in thousands)	2017	2016

Beginning balance of URA (D) on securities	$39,041	$13,654
Current period change in URA (D) of investments - temporary	8,800	22,063
Current period change in URA (D) of investments - non-credit OTTI	(2,480)	3,324
Ending balance of URA (D) on securities	45,361	39,041

Beginning balance of foreign currency translation adjustments	(9,852)	(12,701)
Current period change in foreign currency translation adjustments	8,939	2,849
Ending balance of foreign currency translation adjustments	(913)	(9,852)

Beginning balance of benefit plan net gain (loss)	(65,504)	(63,089)
Current period change in benefit plan net gain (loss)	4,008	(2,415)
Ending balance of benefit plan net gain (loss)	(61,496)	(65,504)

Ending balance of accumulated other comprehensive income (loss)	$(17,048)	$(36,315)

9.  COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re's investments as collateral, as security for assumed losses payable to a non-affiliated ceding company.  At June 30, 2017, the total amount on deposit in the trust account was $649,841 thousand.

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

				June 30, 2017		December 31, 2016
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior notes	06/05/2014	06/01/2044	400,000	$396,774	$421,764	$396,714	$383,612

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044. Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Interest expense incurred	$4,868	$4,868	$9,736	$9,736

11.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings' outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		June 30, 2017		December 31, 2016
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$236,511	$223,053	$236,462	$204,636

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007.  During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings' right to defer interest on one or more occasions for up to ten consecutive years.  Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017.  The reset quarterly interest rate for May 15, 2017 to August 14, 2017 is 3.56678%.

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Interest expense incurred	$3,033	$3,937	$6,970	$7,874

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Six Months Ended
U.S. Reinsurance	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Gross written premiums	$474,992	$405,530	$1,053,951	$942,236
Net written premiums	135,177	161,031	354,239	384,458

Premiums earned	$202,289	$224,618	$410,603	$459,861
Incurred losses and LAE	119,747	110,152	240,181	226,322
Commission and brokerage	43,173	50,130	83,545	99,861
Other underwriting expenses	14,278	12,133	28,529	25,591
Underwriting gain (loss)	$25,091	$52,203	$58,348	$108,087

	Three Months Ended		Six Months Ended
International	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Gross written premiums	$333,535	$348,178	$612,110	$586,656
Net written premiums	111,961	124,438	215,207	212,154

Premiums earned	$113,300	$131,285	$231,451	$244,458
Incurred losses and LAE	78,459	91,427	146,873	164,842
Commission and brokerage	23,790	26,140	47,325	52,250
Other underwriting expenses	9,163	7,969	18,052	15,792
Underwriting gain (loss)	$1,888	$5,749	$19,201	$11,574

	Three Months Ended		Six Months Ended
Insurance	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Gross written premiums	$527,047	$424,083	$921,898	$778,803
Net written premiums	170,774	155,786	297,302	308,712

Premiums earned	$152,608	$132,952	$297,198	$266,461
Incurred losses and LAE	99,022	136,957	199,896	243,434
Commission and brokerage	(6,450)	(5,861)	(17,850)	(15,337)
Other underwriting expenses	40,756	38,228	77,511	76,174
Underwriting gain (loss)	$19,280	$(36,372)	$37,641	$(37,810)

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Underwriting gain (loss)	$46,259	$21,580	$115,190	$81,851
Net investment income	71,900	73,872	132,749	132,317
Net realized capital gains (losses)	(92,291)	29,165	25,477	(37,212)
Corporate expense	(1,512)	(2,010)	(5,109)	(4,346)
Interest, fee and bond issue cost amortization expense	(7,954)	(8,858)	(16,813)	(17,717)
Other income (expense)	10,655	(10,700)	20,510	2,402
Income (loss) before taxes	$27,057	$103,049	$272,004	$157,295

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Canada gross written premiums	$36,195	$34,630	$64,152	$58,216

No other country represented more than 5% of the Company's revenues.

13.  RELATED-PARTY TRANSACTIONS

Parent

Group entered into a $250,000 thousand long term promissory note agreement with Holdings as of December 31, 2014.  The note will mature on December 31, 2023 and has an interest rate of 1.72% that is payable annually.  This transaction is presented as a Note Receivable – Affiliated in the Consolidated Balance Sheets of Holdings.  Interest income in the amount of $2,150 thousand and $2,150 thousand was recorded by Holdings for the six months ended June 30, 2017, and June 30, 2016, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Dividends received on preferred stock of affiliate	7,758	7,758	$15,516	15,516

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

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Expenses incurred	$23,046	$20,289	$46,229	$41,459

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada and Lloyd's syndicate 2786 for the periods indicated:

	Three Months Ended		Six Months Ended
Bermuda Re	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Ceded written premiums	$681,776	$544,495	$1,316,672	$1,061,178
Ceded earned premiums	620,897	593,349	1,209,771	1,132,302
Ceded losses and LAE (a)	388,573	404,667	728,704	695,143

	Three Months Ended		Six Months Ended
Everest International	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Ceded written premiums	$45	$62	$(25)	$31
Ceded earned premiums	46	63	(25)	39
Ceded losses and LAE	(175)	756	(618)	898

	Three Months Ended		Six Months Ended
Everest Canada	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Assumed written premiums	$13,132	$16,228	$25,980	$26,427
Assumed earned premiums	11,884	12,675	24,737	23,129
Assumed losses and LAE	7,319	14,440	13,970	21,427

	Three Months Ended		Six Months Ended
Lloyd's Syndicate 2786	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Assumed written premiums	$10,236	$(157)	$18,085	$539
Assumed earned premiums	9,797	28	16,724	116
Assumed losses and LAE	4,831	-	8,264	-

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

	Three Months Ended		Six Months Ended
Mt. Logan Re Segregated Accounts	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Ceded written premiums	$38,703	$29,450	$77,882	$70,381
Ceded earned premiums	50,708	39,356	84,665	74,228
Ceded losses and LAE	23,674	16,232	43,433	25,330

Assumed written premiums	$3,763	3,074	6,495	6,634
Assumed earned premiums	3,763	3,074	6,495	6,634
Assumed losses and LAE	-	-	-	-

14.      RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Service cost	$3,299	$2,896	$6,598	$5,793
Interest cost	2,276	2,361	4,552	4,722
Expected return on plan assets	(3,154)	(2,484)	(6,309)	(4,968)
Amortization of net (income) loss	3,041	2,014	6,081	4,028
Net periodic benefit cost	$5,461	$4,787	$10,921	$9,575

Other Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Service cost	$441	$438	$881	$876
Interest cost	249	296	498	592
Amortization of prior service cost	(33)	-	(66)	-
Amortization of net (income) loss	75	48	151	96
Net periodic benefit cost	$732	$782	$1,464	$1,564

(Some amounts may not reconcile due to rounding.)

The Company did not make any contributions to the qualified pension benefit plan for the three and six months ended June 30, 2017 and 2016.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder's equity for the periods indicated:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase/	June 30,		Increase/
(Dollars in millions)	2017	2016	(Decrease)	2017	2016	(Decrease)
Gross written premiums	$1,335.6	$1,177.8	13.4%	$2,588.0	$2,307.7	12.1%
Net written premiums	417.9	441.3	-5.3%	866.7	905.3	-4.3%

REVENUES:
Premiums earned	$468.2	$488.9	-4.2%	$939.3	$970.8	-3.2%
Net investment income	71.9	73.9	-2.7%	132.7	132.3	0.3%
Net realized capital gains (losses)	(92.3)	29.2	NM	25.5	(37.2)	-168.5%
Other income (expense)	10.7	(10.7)	-199.6%	20.5	2.4	NM
Total revenues	458.5	581.2	-21.1%	1,118.0	1,068.3	4.7%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	297.2	338.5	-12.2%	587.0	634.6	-7.5%
Commission, brokerage, taxes and fees	60.5	70.4	-14.1%	113.0	136.8	-17.4%
Other underwriting expenses	64.2	58.3	10.1%	124.1	117.6	5.6%
Corporate expense	1.5	2.0	-24.8%	5.1	4.3	17.6%
Interest, fee and bond issue cost amortization expense	8.0	8.9	-10.2%	16.8	17.7	-5.1%
Total claims and expenses	431.4	478.1	-9.8%	846.0	911.0	-7.1%

INCOME (LOSS) BEFORE TAXES	27.1	103.0	-73.7%	272.0	157.3	72.9%
Income tax expense (benefit)	(8.6)	33.7	-125.5%	67.2	46.9	43.1%
NET INCOME (LOSS)	$35.7	$69.4	-48.6%	$204.8	$110.4	85.6%

RATIOS:			Point Change			Point Change
Loss ratio	63.5%	69.3%	(5.8)	62.5%	65.4%	(2.9)
Commission and brokerage ratio	12.9%	14.4%	(1.5)	12.0%	14.1%	(2.1)
Other underwriting expense ratio	13.7%	11.9%	1.8	13.2%	12.1%	1.1
Combined ratio	90.1%	95.6%	(5.5)	87.7%	91.6%	(3.9)

				At	At	Percentage
				June 30,	December 31,	Increase/
(Dollars in millions)				2017	2016	(Decrease)
Balance sheet data:
Total investments and cash				$9,992.3	$9,842.7	1.5%
Total assets				17,761.7	17,083.4	4.0%
Loss and loss adjustment expense reserves				8,286.6	8,331.3	-0.5%
Total debt				633.3	633.2	0.0%
Total liabilities				12,238.9	11,784.9	3.9%
Stockholder's equity				5,522.8	5,298.6	4.2%

(Some amounts may not reconcile due to rounding)

(NM, not meaningful)

Revenues.

Premiums.  Gross written premiums increased by 13.4% to $1,335.6 million for the three months ended June 30, 2017, compared to $1,177.8 million for the three months ended June 30, 2016, reflecting a $54.8 million, or 7.3%, increase in our reinsurance business and a $103.0 million, or 24.3%, increase in our insurance business.  The increase in reinsurance premiums was mainly due to the new crop reinsurance transactions and an increase in treaty casualty business. The rise in insurance premiums was primarily due to increases in many lines of business, including retail property, retail causality, surety and accident and health. Gross written premiums increased by 12.1% to $2,588.0 million for the six months ended June 30, 2017, compared to $2,307.7 million for the six months ended June 30, 2016, reflecting a $137.2 million, or 9.0%, increase in our reinsurance business and a $143.1 million, or 18.4%, increase in our insurance business.  The increase in reinsurance premiums was mainly due to the new crop reinsurance transactions and an increase in treaty casualty business.  The rise in insurance premiums was primarily due to increases in many lines of business, including retail property, retail casualty, surety and accident and health.

Net written premiums decreased by 5.3% to $417.9 million for the three months ended June 30, 2017, compared to $441.3 million for the three months ended June 30, 2016, and decreased by 4.3% to $866.7 million for the six months ended June 30, 2017, compared to $905.3 million for the six months ended June 30, 2016.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance mainly related to affiliated quota share contracts. Premiums earned decreased by 4.2% to $468.2 million for the three months ended June 30, 2017, compared to $488.9 million for the three months ended June 30, 2016 and decreased by 3.2% to $939.3 million for the six months ended June 30, 2017, compared to $970.8 million for the six months ended June 30, 2016.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income decreased 2.7% to $71.9 million for the three months ended June 30, 2017 compared with net investment income of $73.9 million for the three months ended June 30, 2016 and increased slightly by 0.3% to $132.7 million for the six months ended June 30, 2017 compared with net investment income of $132.3 million for the six months ended June 30, 2016.  Net pre-tax investment income as a percentage of average invested assets was 3.0% for the three months ended June 30, 2017, compared to 3.2% for the three months ended June 30, 2016 and remained flat at 2.8% for the six months ended June 30, 2017 and for the six months ended June 30, 2016, respectively.  The decrease in income and yield for the three month period was mainly the result of lower income from our limited partnerships and lower dividends from equity securities, partially offset by higher income from our growing fixed income portfolio. The increase in income for the six month period was primarily the result of higher income from our growing fixed income portfolio, partially offset by lower dividends from equity securities and lower income from limited partnerships.

Net Realized Capital Gains (Losses).  Net realized capital losses were $92.3 million and net realized capital gains were $29.2 million for the three months ended June 30, 2017 and 2016, respectively.  The net realized capital losses of $92.3 million were comprised of $97.8 million of losses from fair value re-measurements on equity securities and other invested assets and $1.6 million of other-than-temporary impairments, partially offset by $7.1 million of gains from sales on our fixed maturity and equity securities.  The net realized capital gains of $29.2 million for the three months ended June 30, 2016 were comprised of $37.7 million of gains from fair value re-measurements on fixed maturity securities, equity securities and other invested assets, partially offset by $7.3 million of losses from sales on our fixed maturity and equity securities and $1.4 million of other-than-temporary impairments.

Net realized capital gains were $25.5 million and net realized capital losses were $37.2 million for the six months ended June 30, 2017 and 2016, respectively.  The net realized capital gains of $25.5 million were comprised of $17.9 million of gains from sales on our fixed maturity and equity securities and $10.3 million of gains from fair value re-measurements on equity securities and other invested assets, partially offset by $2.7 million of other-than-temporary impairments.  The net realized capital losses of $37.2 million for the six months ended June 30, 2016 million were comprised of $32.1 million of losses from sales on our fixed maturity and equity securities and $24.4 million of other-than-temporary impairments, partially offset by $19.2 million of gains from fair value re-measurements on fixed maturity securities, equity securities and other invested assets.

Other Income (Expense).  We recorded other income of $10.7 million and $20.5 million for the three and six months ended June 30, 2017, respectively. We recorded other expense of $10.7 million and other income of $2.4 million for the three and six months ended June 30, 2016, respectively.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses ("LAE") for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$274.2	58.5%		$1.2	0.3%		$275.4	58.8%
Catastrophes	24.2	5.2%		(2.5)	-0.5%		21.8	4.7%
Total	$298.4	63.7%		$(1.3)	-0.2%		$297.2	63.5%

2016
Attritional	$300.9	61.6%		$2.8	0.6%		$303.7	62.2%
Catastrophes	51.5	10.5%		(16.7)	-3.4%		34.8	7.1%
Total	$352.4	72.1%		$(13.9)	-2.8%		$338.5	69.3%

Variance 2017/2016
Attritional	$(26.7)	(3.1)	pts	$(1.6)	(0.3)	pts	$(28.3)	(3.4)	pts
Catastrophes	(27.3)	(5.3)	pts	14.2	2.9	pts	(13.0)	(2.4)	pts
Total	$(54.0)	(8.4)	pts	$12.6	2.6	pts	$(41.3)	(5.8)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$553.2	58.8%		$5.3	0.6%		$558.5	59.4%
Catastrophes	31.5	3.4%		(3.0)	-0.3%		28.5	3.0%
Total	$584.7	62.2%		$2.3	0.3%		$587.0	62.5%

2016
Attritional	$594.2	61.3%		$0.8	0.1%		$595.0	61.4%
Catastrophes	56.7	5.8%		(17.2)	-1.8%		39.6	4.0%
Total	$651.0	67.1%		$(16.4)	-1.7%		$634.6	65.4%

Variance 2017/2016
Attritional	$(41.0)	(2.5)	pts	$4.5	0.5	pts	$(36.5)	(2.0)	pts
Catastrophes	(25.2)	(2.4)	pts	14.2	1.5	pts	(11.1)	(1.0)	pts
Total	$(66.3)	(4.9)	pts	$18.7	2.0	pts	$(47.6)	(2.9)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 12.2% to $297.2 million for the three months ended June 30, 2017 compared to $338.5 million for the three months ended June 30, 2016, primarily due to a decrease of $27.3 million in current year catastrophe losses and a decrease of $26.7 million in current years' attritional losses, mainly due to the reduction in earned premiums and changes in the mix of business, partially offset by less favorable development of $14.2 million on prior year catastrophe losses. The current year catastrophe losses of $24.2 million for the three months ended June 30, 2017 related to the South Africa Knysna Fires ($9.8 million), the Peru Storms ($6.8 million), the 2017 US Midwest Storms ($6.0 million) and Cyclone Debbie in Australia ($1.6 million).  The current year catastrophe losses of $51.5 million for the three months ended June 30, 2016 were related to the Fort McMurray Canada Wildfire ($21.9 million), U.S. Storms ($18.2 million) and the Ecuador earthquake ($11.4 million).

Incurred losses and LAE decreased by 7.5% to $587.0 million for the six months ended June 30, 2017 compared to $634.6 million for the six months ended June 30, 2016, primarily due to a decline of $41.0 million in current years' attritional losses, mainly due to the reduction in earned premiums and changes in the mix of business, and a decrease of $25.2 million in current year catastrophe losses, partially offset by less favorable development of $14.2 million on prior year catastrophe losses. The current year catastrophe losses of $31.5 million for the six months ended June 30, 2017 related to the South Africa Knysna Fires ($9.8 million), Cyclone Debbie in Australia ($8.9 million), the Peru Storms ($6.8 million), and the 2017 US Midwest Storms ($6.0 million). The current year catastrophe losses of $56.7 million for the six months ended June 30, 2016 were related to the Fort McMurray Canada Wildfire ($21.9 million), U.S. Storms ($18.2 million), the Ecuador earthquake ($11.4 million) and the Taiwan earthquake ($5.2 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees decreased by 14.1% to $60.5 million for the three months ended June 30, 2017 compared to $70.4 million for the three months ended June 30, 2016. Commission, brokerage, taxes and fees decreased by 17.4% to $113.0 million for the six months ended June 30, 2017 compared to $136.8 million for the six months ended June 30, 2016. This change was primarily due to the impact of the decrease in premiums earned, the impact of affiliated quota share agreements and the changes in the mix of business.

Other Underwriting Expenses.  Other underwriting expenses were $64.2 million and $58.3 million for the three months ended June 30, 2017 and June 30, 2016, respectively. Other underwriting expenses were $124.1 million and $117.6 million for the six months ended June 30, 2017 and June 30, 2016, respectively. The increases in other underwriting expenses were mainly due to costs incurred related to the expansion of the insurance operations and growth in other business areas.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were relatively flat at $1.5 million and $2.0 million for the three months ended June 30, 2017 and 2016, respectively, and $5.1 million and $4.3 million for the six months ended June 30, 2017 and 2016, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization were at $8.0 million and $8.9 million for the three months ended June 30, 2017 and 2016, respectively.  Interest, fees and other bond amortization were $16.8 million and $17.7 million for the six months ended June 30, 2017 and 2016, respectively. The decreases in expense for both the three and six months periods were primarily due to the conversion of the long term subordinated notes from a fixed rate of 6.6% to a floating rate, which is reset quarterly per the note agreement. The floating rate was 3.56678% as of June 30, 2017.

Income Tax Expense (Benefit).  Income tax benefit was $8.6 million and income tax expense was $33.7 million for the three months ended June 30, 2017 and 2016, respectively. Income tax expense was $67.2 million and $46.9 million for the six months ended June 30, 2017 and 2016, respectively.  Income tax expense is primarily a function of the geographic location of the Company's pre-tax income and the statutory tax rates in those jurisdictions, as affected by tax-exempt investment income.  Variations in the income tax expense generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates. The decrease in income tax expenses  for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to net realized capital losses in 2017 compared to net realized capital gains in 2016. The increase in income tax expenses for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was mainly due to net realized capital gains for 2017 compared to net realized capital losses in 2016.

Net Income (Loss).
Our net income was $35.7 million and $69.4 million for the three months ended June 30, 2017 and 2016, respectively. Our net income was $204.8 million and $110.4 million for the six months ended June 30, 2017 and 2016, respectively. The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio decreased by 5.5 points to 90.1% for the three months ended June 30, 2017 compared to 95.6% for the three months ended June 30, 2016, and decreased by 3.9 points to 87.7% for the six months ended June 30, 2017 compared to 91.6% for the six months ended June 30, 2016.  The loss ratio component decreased by 5.8 points to 63.5% for the three months ended June 30, 2017 compared to 69.3% for the same period last year and decreased by 2.9 points to 62.5% for the six months ended June 30, 2017 compared to 65.4% for the same period last year. The decreases in the loss ratio for both the three and six month periods were mainly due to lower catastrophe losses in 2017 compared to 2016. The commission and brokerage ratio component was 12.9% for the three months ended June 30, 2017 and 14.4% for the three months ended June 30, 2016, and was 12.0% for the six months ended June 30, 2017 and 14.1% for the six months ended June 30, 2016, reflecting change in the mix of business and the impact of affiliated quota share agreements.  The other underwriting expense ratio was 13.7% for the three months ended June 30, 2017 and 11.9% for the same period last year and was 13.2% for the six months ended June 30, 2017 and 12.1% for the same period last year. The increases in the other underwriting expense ratio for both the three and six month periods were mainly due to costs incurred related to the expansion of the insurance operations and growth in other business areas.

Stockholder's Equity.
Stockholders' equity increased by $224.2 million to $5,522.8 million at June 30, 2017 from $5,298.6 million at December 31, 2016, principally as a result of $204.8 million of net income, $8.9 million of net foreign currency translation adjustments, $6.3 million of net unrealized appreciation on investments, net of tax, $4.0 million of net benefit plan obligation adjustments and $0.1 million of share-based compensation transactions.

Consolidated Investment Results

Net Investment Income.
Net investment income decreased by 2.7% to $71.9 million for the three months ended June 30, 2017 compared to $73.9 million for the three months ended June 30, 2016, primarily due to lower income from our limited partnerships and lower dividends on equity securities, partially offset by higher income from our growing fixed income portfolios. Net investment income increased by 0.3% to $132.7 million for the six months ended June 30, 2017 compared to $132.3 million for the six months ended June 30, 2016, primarily due to higher income from our growing fixed income portfolios, partially offset by lower dividends on equity securities and lower income from limited partnerships.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2017	2016	2017	2016
Fixed maturities	$49.6	$44.8	$96.6	$90.1
Equity securities	6.4	8.8	13.1	17.9
Short-term investments and cash	0.6	0.3	1.0	0.6
Other invested assets
Limited partnerships	9.0	14.2	8.8	11.7
Dividends from preferred shares of affiliate	7.8	7.7	15.5	15.5
Other	1.5	0.7	2.7	(0.2)
Gross investment income before adjustments	74.7	76.5	137.7	135.6
Funds held interest income (expense)	1.0	0.9	2.9	3.6
Interest income from Parent	1.1	1.1	2.2	2.2
Gross investment income	76.8	78.5	142.8	141.3
Investment expenses	(4.9)	(4.6)	(10.0)	(9.0)
Net investment income	$71.9	$73.9	$132.7	$132.3

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	June 30,	December 31,
	2017	2016
Imbedded pre-tax yield of cash and invested assets at December 31	2.9%	2.9%
Imbedded after-tax yield of cash and invested assets at December 31	2.0%	2.0%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Annualized pre-tax yield on average cash and invested assets	3.0%	3.2%	2.8%	2.8%
Annualized after-tax yield on average cash and invested assets	2.0%	2.2%	1.9%	2.0%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2017	2016	Variance	2017	2016	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$7.7	$6.1	$1.6	$15.7	$7.6	$8.1
Losses	(1.3)	(3.9)	2.6	(2.8)	(22.2)	19.4
Total	6.4	2.2	4.2	12.9	(14.6)	27.5

Fixed maturity securities, fair value
Gains	-	-	-	-	-	-
Losses	-	(1.9)	1.9	-	(1.9)	1.9
Total	-	(1.9)	1.9	-	(1.9)	1.9

Equity securities, fair value
Gains	3.6	4.8	(1.2)	11.6	6.6	5.0
Losses	(2.9)	(12.5)	9.6	(6.6)	(22.2)	15.6
Total	0.7	(7.7)	8.4	5.0	(15.6)	20.6

Total net realized gains (losses) from sales
Gains	11.3	10.9	0.4	27.3	14.2	13.1
Losses	(4.2)	(18.2)	14.1	(9.4)	(46.3)	36.9
Total	7.1	(7.3)	14.5	17.9	(32.1)	50.0

Other than temporary impairments:	(1.6)	(1.4)	(0.2)	(2.7)	(24.4)	21.7

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	-	1.5	(1.5)	-	1.3	(1.3)
Equity securities, fair value	15.0	37.0	(22.0)	52.4	18.7	33.7
Other invested assets, fair value	(112.8)	(0.8)	(112.0)	(42.1)	(0.8)	(41.3)
Total	(97.8)	37.7	(135.5)	10.3	19.2	(8.9)

Total net realized gains (losses)	$(92.3)	$29.2	$(121.5)	$25.5	$(37.2)	$62.7

(Some amounts may not reconcile due to rounding.)

Net realized capital losses were $92.3 million and net realized capital gains were $29.2 million for the three months ended June 30, 2017 and 2016, respectively. For the three months ended June 30, 2017 we recorded $97.8 million of net realized capital losses due to fair value re-measurements on equity securities and other invested assets and $1.6 million of other-than-temporary impairments, partially offset by $7.1 million of net realized capital gains from sales of fixed maturity and equity securities. For the three months ended June 30, 2016, we recorded $37.7 million of net realized capital gains due to fair value re-measurements on fixed maturity securities, equity securities and other invested assets, partially offset by $7.3 million of net realized capital losses from sales of fixed maturity and equity securities and $1.4 million of other-than-temporary impairments.  The fixed maturity and equity sales for the three months ended June 30, 2017 and 2016 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

Net realized capital gains were $25.5 million and net realized capital losses were $37.2 million for the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 we recorded $17.9 million of net realized capital gains from sales of fixed maturity and equity securities and $10.3 million of net realized capital gains due to fair value re-measurements on equity securities and other invested assets, partially offset by $2.7 million of other-than-temporary impairments. For the six months ended June 30, 2016, we recorded $32.1 million of net realized capital losses from sales of fixed maturity and equity securities and $24.4 million of other-than-temporary impairments, partially offset by $19.2 million of net realized capital gains due to fair value re-measurements on fixed maturity securities, equity securities and other invested assets.  The fixed maturity and equity sales for the six months ended June 30, 2017 and 2016 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Gross written premiums	$475.0	$405.5	$69.5	17.1%	$1,054.0	$942.2	$111.7	11.9%
Net written premiums	135.2	161.0	(25.9)	-16.1%	354.2	384.5	(30.2)	-7.9%

Premiums earned	$202.3	$224.6	$(22.3)	-9.9%	$410.6	$459.9	$(49.3)	-10.7%
Incurred losses and LAE	119.7	110.2	9.6	8.7%	240.2	226.3	13.9	6.1%
Commission and brokerage	43.2	50.1	(7.0)	-13.9%	83.5	99.9	(16.3)	-16.3%
Other underwriting expenses	14.3	12.1	2.1	17.7%	28.5	25.6	2.9	11.5%
Underwriting gain (loss)	$25.1	$52.2	$(27.1)	-51.9%	$58.3	$108.1	$(49.7)	-46.0%

				Point Chg				Point Chg
Loss ratio	59.1%	49.0%		10.1	58.5%	49.2%		9.3
Commission and brokerage ratio	21.3%	22.3%		(1.0)	20.3%	21.7%		(1.4)
Other underwriting ratio	7.2%	5.5%		1.7	7.0%	5.6%		1.4
Combined ratio	87.6%	76.8%		10.8	85.8%	76.5%		9.3

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 17.1% to $475.0 million for the three months ended June 30, 2017 from $405.5 million for the three months ended June 30, 2016, primarily due to the new crop reinsurance business and an increase in treaty casualty business.  Net written premiums decreased by 16.1% to $135.2 million for the three months ended June 30, 2017 compared to $161.0 million for the three months ended June 30, 2016. The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to a varying utilization of reinsurance primarily related to the affiliated quota share contracts.  Premiums earned decreased 9.9% to $202.3 million for the three months ended June 30, 2017 compared to $224.6 million for the three months ended June 30, 2016.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 11.9% to $1,054.0 million for the six months ended June 30, 2017 from $942.2 million for the six months ended June 30, 2016, primarily due to the new crop reinsurance business and an increase in treaty casualty business.  Net written premiums decreased by 7.9% to $354.2 million for the six months ended June 30, 2017 compared to $384.5 million for the six months ended June 30, 2016. The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to a varying utilization of reinsurance primarily related to the affiliated quota share contracts. Premiums earned decreased 10.7% to $410.6 million for the six months ended June 30, 2017 compared to $459.9 million for the six months ended June 30, 2016.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$126.2	62.3%		$(3.8)	-1.9%		$122.4	60.5%
Catastrophes	1.2	0.6%		(3.8)	-1.9%		(2.6)	-1.3%
Total segment	$127.4	62.9%		$(7.6)	-3.8%		$119.7	59.1%

2016
Attritional	$117.1	52.2%		$1.9	0.8%		$119.0	53.1%
Catastrophes	1.4	0.6%		(10.2)	-4.6%		(8.8)	-3.9%
Total segment	$118.5	52.9%		$(8.4)	-3.8%		$110.2	49.0%

Variance 2017/2016
Attritional	$9.1	10.1	pts	$(5.7)	(2.7)	pts	$3.4	7.4	pts
Catastrophes	(0.2)	-	pts	6.4	2.7	pts	6.2	2.6	pts
Total segment	$8.9	10.0	pts	$0.8	-	pts	$9.6	10.1	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$246.8	60.1%		$(4.3)	-1.0%		$242.5	59.1%
Catastrophes	1.6	0.4%		(3.9)	-1.0%		(2.3)	-0.6%
Total segment	$248.4	60.5%		$(8.2)	-2.0%		$240.2	58.5%

2016
Attritional	$235.4	51.2%		$(0.4)	-0.1%		$235.1	51.1%
Catastrophes	1.4	0.3%		(10.2)	-2.2%		(8.8)	-1.9%
Total segment	$236.9	51.5%		$(10.6)	-2.3%		$226.3	49.2%

Variance 2017/2016
Attritional	$11.4	8.9	pts	$(3.9)	(0.9)	pts	$7.4	8.0	pts
Catastrophes	0.2	0.1	pts	6.3	1.2	pts	6.5	1.3	pts
Total segment	$11.5	9.0	pts	$2.4	0.3	pts	$13.9	9.3	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 8.7% to $119.7 million for the three months ended June 30, 2017 compared to $110.2 million for the three months ended June 30, 2016, primarily due to an increase of $9.1 million in current year attritional losses, resulting mainly from the change in the mix of business and including the impact of the new crop reinsurance contract, which generally has a higher loss ratio. The current year catastrophe losses of $1.2 million for the three months ended June 30, 2017 primarily related to the 2017 US Midwest Storms ($1.2 million). The $1.4 million of current year catastrophe losses for the three months ended June 30, 2016 were mainly due to the 2016 U.S. storms.

Incurred losses increased by 6.1% to $240.2 million for the six months ended June 30, 2017 compared to $226.3 million for the six months ended June 30, 2016, primarily due to an increase of $11.4 million in current year attritional losses, resulting mainly from the change in the mix of business and including the impact of the new crop reinsurance contract, which generally has a higher loss ratio. The current year catastrophe losses of $1.6 million for the six months ended June 30, 2017 primarily related to the 2017 US Midwest Storms ($1.2 million) and Cyclone Debbie in Australia ($0.5 million). The $1.4 million of current year catastrophe losses for the six months ended June 30, 2016 were mainly due to the 2016 U.S. storms.

Segment Expenses.  Commission and brokerage decreased by 13.9% to $43.2 million for the three months ended June 30, 2017 compared to $50.1 million for the three months ended June 30, 2016.  The decrease was mainly due to the impact of the decrease in premiums earned and the impact of affiliated quota share contracts. Segment other underwriting expenses increased to $14.3 million for the three months ended June 30, 2017 from $12.1 million for the three months ended June 30, 2016. The increase was primarily due to the impact of changes in the mix of business and affiliated quota share contracts.

Commission and brokerage decreased by 16.3% to $83.5 million for the six months ended June 30, 2017 compared to $99.9 million for the six months ended June 30, 2016.  The decrease was mainly due to the impact of the decrease in premiums earned and the impact of affiliated quota share contracts. Segment other underwriting expenses increased to $28.5 million for the six months ended June 30, 2017 from $25.6 million for the six months ended June 30, 2016. The increase was primarily due to the impact of changes in the mix of business and affiliated quota share contracts.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Gross written premiums	$333.5	$348.2	$(14.6)	-4.2%	$612.1	$586.7	$25.5	4.3%
Net written premiums	112.0	124.4	(12.5)	-10.0%	215.2	212.2	3.1	1.4%

Premiums earned	$113.3	$131.3	$(18.0)	-13.7%	$231.5	$244.5	$(13.0)	-5.3%
Incurred losses and LAE	78.5	91.4	(13.0)	-14.2%	146.9	164.8	(18.0)	-10.9%
Commission and brokerage	23.8	26.1	(2.4)	-8.9%	47.3	52.3	(4.9)	-9.4%
Other underwriting expenses	9.2	8.0	1.2	15.0%	18.1	15.8	2.3	14.3%
Underwriting gain (loss)	$1.9	$5.7	$(3.9)	-67.2%	$19.2	$11.6	$7.6	65.9%

				Point Chg				Point Chg
Loss ratio	69.2%	69.6%		(0.4)	63.5%	67.4%		(3.9)
Commission and brokerage ratio	21.0%	19.9%		1.1	20.4%	21.4%		(1.0)
Other underwriting ratio	8.1%	6.1%		2.0	7.8%	6.5%		1.3
Combined ratio	98.3%	95.6%		2.7	91.7%	95.3%		(3.6)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased by 4.2% to $333.5 million for the three months ended June 30, 2017 compared to $348.2 million for the three months ended June 30, 2016, primarily due to the decline in Latin American business, partially offset by the positive impact of $11.7 million from the movement of foreign exchange rates. Net written premiums decreased by 10.0% to $112.0 million for the three months ended June 30, 2017 compared to $124.4 million for the three months ended June 30, 2016.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance related to the quota share contracts, including affiliated quota share contracts. Premiums earned decreased 13.7% to $113.3 million for the three months ended June 30, 2017 compared to $131.3 million for the three months ended June 30, 2016.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 4.3% to $612.1 million for the six months ended June 30, 2017 compared to $586.7 million for the six months ended June 30, 2016, primarily due to increases in Middle East, African and Asian business and the positive impact of $23.4 million from the movement of foreign exchange rates.   Net written premiums increased by 1.4% to $215.2 million for the six months ended June 30, 2017 compared to $212.2 million for the six months ended June 30, 2016.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance related to the quota share contracts, including affiliated quota share contracts. Premiums earned decreased 5.3% to $231.5 million for the six months ended June 30, 2017 compared to $244.5 million for the six months ended June 30, 2016.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$57.8	51.0%		$1.1	0.9%		$58.9	51.9%
Catastrophes	18.3	16.1%		1.4	1.2%		19.6	17.3%
Total segment	$76.1	67.1%		$2.5	2.1%		$78.5	69.2%

2016
Attritional	$65.0	49.5%		$(0.6)	-0.4%		$64.4	49.1%
Catastrophes	33.4	25.4%		(6.4)	-4.9%		27.0	20.5%
Total segment	$98.4	74.9%		$(7.0)	-5.3%		$91.4	69.6%

Variance 2017/2016
Attritional	$(7.2)	1.5	pts	$1.7	1.3	pts	$(5.5)	2.8	pts
Catastrophes	(15.1)	(9.3)	pts	7.8	6.1	pts	(7.4)	(3.2)	pts
Total segment	$(22.3)	(7.8)	pts	$9.5	7.4	pts	$(13.0)	(0.4)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$118.9	51.5%		$1.9	0.8%		$120.7	52.3%
Catastrophes	25.1	10.8%		1.0	0.4%		26.1	11.3%
Total segment	$144.0	62.3%		$2.9	1.3%		$146.9	63.5%

2016
Attritional	$136.4	55.8%		$(3.4)	-1.4%		$133.0	54.4%
Catastrophes	38.6	15.8%		(6.8)	-2.8%		31.8	13.0%
Total segment	$175.0	71.6%		$(10.2)	-4.2%		$164.8	67.4%

Variance 2017/2016
Attritional	$(17.5)	(4.3)	pts	$5.3	2.2	pts	$(12.3)	(2.1)	pts
Catastrophes	(13.5)	(5.0)	pts	7.8	3.2	pts	(5.7)	(1.7)	pts
Total segment	$(31.0)	(9.3)	pts	$13.1	5.5	pts	$(18.0)	(3.9)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 14.2% to $78.5 million for the three months ended June 30, 2017 compared to $91.4 million for the three months ended June 30, 2016, primarily due to a decrease of $15.1 million in current year catastrophe losses and a decrease in current year attritional losses of $7.2 million, partially offset by $7.8 million of less favorable development on prior year catastrophe losses. The current year catastrophe losses of $18.3 million for the three months ended June 30, 2017 related to the South Africa Knysna Fires ($9.8 million), the Peru Storms ($6.8 million) and Cyclone Debbie in Australia ($1.6 million). The $33.4 million of current year catastrophe losses for the three months ended June 30, 2016 were due to the Fort McMurray Canada wildfire ($21.7 million) and the Ecuador earthquake ($11.6 million).

Incurred losses and LAE decreased by 10.9% to $146.9 million for the six months ended June 30, 2017 compared to $164.8 million for the six months ended June 30, 2016, primarily due to a decrease in current year attritional losses of $17.5 million, primarily due to the impact of the decrease in premiums earned and changes in the affiliated quota share contracts, and a decrease of $13.5 million in current catastrophe losses, partially offset by the impact of favorable development on prior year attritional losses and prior year catastrophe losses in 2016 which did not recur in 2017. The current year catastrophe losses of $25.1 million for the six months ended June 30, 2017 related to the South Africa Knysna Fires ($9.8 million), Cyclone Debbie in Australia ($8.4 million) and the Peru Storms ($6.8 million).  The $38.6 million of current year catastrophe losses for the six months ended June 30, 2016 were due to the Fort McMurray Canada wildfire ($21.7 million), the Ecuador earthquake ($11.6 million) and the Taiwan earthquake ($5.3 million).

Segment Expenses.  Commission and brokerage decreased 8.9% to $23.8 million for the three months ended June 30, 2017 compared to $26.1 million for the three months ended June 30, 2016. Commission and brokerage decreased 9.4% to $47.3 million for the six months ended June 30, 2017 compared to $52.3 million for the six months ended June 30, 2016.  The decreases were due to the impact of the decreases in premiums earned, the impact of affiliated quota share agreements and changes in the mix of business.

Segment other underwriting expenses increased to $9.2 million for the three months ended June 30, 2017 from $8.0 million for the three months ended June 30, 2016, and increased to $18.1 million for the six months ended June 30, 2017 from $15.8 million for the six months ended June 30, 2016. The increases were mainly due to the impact of affiliated quota share agreements and changes in the mix of business.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Gross written premiums	$527.0	$424.1	$102.9	24.3%	$921.9	$778.8	$143.1	18.4%
Net written premiums	170.8	155.8	15.0	9.6%	297.3	308.7	(11.4)	-3.7%

Premiums earned	$152.6	$133.0	$19.7	14.8%	$297.2	$266.5	$30.7	11.5%
Incurred losses and LAE	99.0	137.0	(37.9)	-27.7%	199.9	243.4	(43.5)	-17.9%
Commission and brokerage	(6.5)	(5.9)	(0.6)	10.0%	(17.9)	(15.3)	(2.5)	16.4%
Other underwriting expenses	40.8	38.2	2.5	6.6%	77.5	76.2	1.3	1.8%
Underwriting gain (loss)	$19.3	$(36.4)	$55.7	NM	$37.6	$(37.8)	$75.5	NM

				Point Chg				Point Chg
Loss ratio	64.9%	103.0%		(38.1)	67.3%	91.4%		(24.1)
Commission and brokerage ratio	-4.2%	-4.3%		0.1	-6.0%	-5.8%		(0.3)
Other underwriting ratio	26.7%	28.7%		(2.0)	26.0%	28.6%		(2.6)
Combined ratio	87.4%	127.4%		(39.9)	87.3%	114.2%		(26.9)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 24.3% to $527.0 million for the three months ended June 30, 2017 compared to $424.1 million for the three months ended June 30, 2016.  This increase was primarily driven by expansion of many lines of business, including retail property, retail casualty, surety and accident and health. Net written premiums increased by 9.6% to $170.8 million for the three months ended June 30, 2017 compared to $155.8 million for the three months ended June 30, 2016.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the more conservative reinsurance position we have taken to support our new business and the impact of affiliated quota share agreements.  Premiums earned increased 14.8% to $152.6 million for the three months ended June 30, 2017 compared to $133.0 million for the three months ended June 30, 2016.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 18.4% to $921.9 million for the six months ended June 30, 2017 compared to $778.8 million for the six months ended June 30, 2016.  This increase was primarily driven by expansion of many lines of business, including retail property, retail casualty, surety and accident and health. Net written premiums decreased by 3.7% to $297.3 million for the six months ended June 30, 2017 compared to $308.7 million for the six months ended June 30, 2016.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the more conservative reinsurance position we have taken to support our new business and the impact of affiliated quota share agreements.  Premiums earned increased 11.5% to $297.2 million for the six months ended June 30, 2017 compared to $266.5 million for the six months ended June 30, 2016.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$90.3	59.2%		$4.0	2.6%		$94.2	61.8%
Catastrophes	4.8	3.1%		-	0.0%		4.8	3.1%
Total segment	$95.1	62.4%		$4.0	2.6%		$99.0	64.9%

2016
Attritional	$118.8	89.3%		$1.5	1.2%		$120.3	90.5%
Catastrophes	16.7	12.5%		-	0.0%		16.7	12.5%
Total segment	$135.5	101.8%		$1.5	1.2%		$137.0	103.0%

Variance 2017/2016
Attritional	$(28.5)	(30.1)	pts	$2.5	1.4	pts	$(26.1)	(28.7)	pts
Catastrophes	(11.9)	(9.4)	pts	0.0	-	pts	(11.9)	(9.4)	pts
Total segment	$(40.4)	(39.4)	pts	$2.5	1.4	pts	$(37.9)	(38.1)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$187.6	63.1%		$7.7	2.6%		$195.2	65.7%
Catastrophes	4.8	1.6%		(0.1)	0.0%		4.7	1.6%
Total segment	$192.4	64.7%		$7.6	2.6%		$199.9	67.3%

2016
Attritional	$222.4	83.5%		$4.5	1.7%		$226.9	85.2%
Catastrophes	16.7	6.3%		(0.2)	-0.1%		16.5	6.2%
Total segment	$239.1	89.8%		$4.3	1.6%		$243.4	91.4%

Variance 2017/2016
Attritional	$(34.8)	(20.4)	pts	$3.2	0.9	pts	$(31.7)	(19.5)	pts
Catastrophes	(11.9)	(4.7)	pts	0.1	0.1	pts	(11.8)	(4.6)	pts
Total segment	$(46.7)	(25.1)	pts	$3.3	1.0	pts	$(43.5)	(24.1)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 27.7% to $99.0 million for the three months ended June 30, 2017 compared to $137.0 million for the three months ended June 30, 2016, mainly due to a decrease of

$28.5 million in current year attritional losses and a decrease of $11.9 million in current year catastrophe losses. The decrease in current year attritional losses primarily related to changes in the mix of business and the impact of affiliated quota share agreements. The current year catastrophe losses of $4.8 million for the three months ended June 30, 2017 primarily related to 2017 US Midwest Storms (4.8 million).The $16.7 million of current year catastrophe losses for the three months ended June 30, 2016 were due to the 2016 U.S. storms ($15.0 million) and the Fort McMurray Canada wildfire ($1.7 million).

Incurred losses and LAE decreased by 17.9% to $199.9 million for the six months ended June 30, 2017 compared to $243.4 million for the six months ended June 30, 2016, mainly due to a decrease of $34.8 million in current year attritional losses and a decrease of $11.9 million in current catastrophe losses. The decrease in current year attritional losses primarily related to changes in the mix of business and the impact of affiliated quota share agreements. The current year catastrophe losses of $4.8 million for the six months ended June 30, 2017 primarily related to 2017 US Midwest Storms (4.8 million). The $16.7 million of current year catastrophe losses for the six months ended June 30, 2016 were due to the 2016 U.S. storms ($15.0 million) and the Fort McMurray Canada wildfire ($1.7 million).

Segment Expenses.  Commission and brokerage decreased to ($6.5) million for the three months ended June 30, 2017 compared to ($5.9) million for the three months ended June 30, 2016.  Commission and brokerage decreased to ($17.9) million for the six months ended June 30, 2017 compared to ($15.3) million for the six months ended June 30, 2016. The decrease was mainly due to the impact of changes in the mix of business and the impacts from affiliated quota share agreements.

Segment other underwriting expenses increased to $40.8 million for the three months ended June 30, 2017 compared to $38.2 million for the three months ended June 30, 2016. Segment other underwriting expenses increased to $77.5 million for the six months ended June 30, 2017 compared to $76.2 million for the six months ended June 30, 2016. These increases were mainly due to the costs incurred related to the expansion of the insurance operations.

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

Interest Rate Risk.  Our $10.0 billion investment portfolio, at June 30, 2017, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $757.0 million of mortgage-backed securities in the $6,140.0 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $176.4 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimate on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At June 30, 2017
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$6,685.0	$6,503.3	$6,316.4	$6,122.5	$5,928.0
Market/Fair Value Change from Base (%)	5.8%	3.0%	0.0%	-3.1%	-6.1%
Change in Unrealized Appreciation
After-tax from Base ($)	$239.6	$121.4	$-	$(126.1)	$(252.5)

We had $8,286.6 million and $8,331.3 million of gross reserves for losses and LAE as of June 30, 2017 and December 31, 2016, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At June 30, 2017
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$747.3	$840.7	$934.1	$1,027.5	$1,120.9
After-tax Change in Fair/Market Value	(121.4)	(60.7)	-	60.7	121.4

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

Dated: August 14, 2017