Form 10-Q
period 2017-09-30
EVEREST REINSURANCE HOLDINGS INC
filed 2017-11-14
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2017	Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
Delaware	22-3263609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

YES	NO	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At November 1, 2017
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2017 (unaudited) and
	December 31, 2016 (unaudited)	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three and nine months ended September 30, 2017 and 2016 (unaudited)	2

	Consolidated Statements of Changes in Stockholder's Equity for the three and
	nine months ended September 30, 2017 and 2016 (unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2017 and 2016 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operation	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	51

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	51

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3.	Defaults Upon Senior Securities	52

Item 4.	Mine Safety Disclosures	52

Item 5.	Other Information	52

Item 6.	Exhibits	52

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except par value per share)	2017	2016
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$6,039,361	$5,970,496
(amortized cost: 2017, $5,974,256; 2016, $5,910,494)
Equity securities - available for sale, at fair value	998,071	887,800
Short-term investments	229,999	306,286
Other invested assets (cost: 2017, $736,566; 2016, $613,680)	739,486	613,740
Other invested assets, at fair value	1,922,402	1,766,626
Cash	302,331	297,794
Total investments and cash	10,231,650	9,842,742
Note receivable - affiliated	250,000	250,000
Accrued investment income	45,575	45,323
Premiums receivable	1,564,491	1,128,639
Reinsurance receivables - unaffiliated	1,116,370	887,657
Reinsurance receivables - affiliated	4,137,998	3,686,130
Funds held by reinsureds	204,989	190,421
Deferred acquisition costs	65,519	68,621
Prepaid reinsurance premiums	1,115,344	781,384
Other assets	411,425	202,519
TOTAL ASSETS	$19,143,361	$17,083,436

LIABILITIES:
Reserve for losses and loss adjustment expenses	$9,969,148	$8,331,288
Unearned premium reserve	1,628,717	1,312,386
Funds held under reinsurance treaties	125,463	110,836
Losses in the course of payment	193,948	82,915
Commission reserves	24,932	52,037
Other net payable to reinsurers	1,158,259	815,298
4.868% Senior notes due 6/1/2044	396,804	396,714
6.6% Long term notes due 5/1/2067	236,536	236,462
Accrued interest on debt and borrowings	7,564	3,537
Income taxes	(29,533)	148,940
Unsettled securities payable	39,660	27,121
Other liabilities	224,219	267,349
Total liabilities	13,975,717	11,784,883

Commitments and Contingencies (Note 7)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2017 and 2016)	-	-
Additional paid-in capital	387,772	387,567
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $9,405 at 2017 and ($19,549) at 2016	17,459	(36,315)
Retained earnings	4,762,413	4,947,301
Total stockholder's equity	5,167,644	5,298,553
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$19,143,361	$17,083,436

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$518,507	$556,653	$1,457,759	$1,527,433
Net investment income	73,417	64,570	206,166	196,887
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(1,473)	(836)	(4,179)	(25,242)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Realized gain(loss) on sale of subsidiary	-	(28,032)	-	(28,032)
Other net realized capital gains (losses)	229,962	(21,195)	258,145	(34,001)
Total net realized capital gains (losses)	228,489	(50,063)	253,966	(87,275)
Other income (expense)	1,486	(13,208)	21,996	(10,806)
Total revenues	821,899	557,952	1,939,887	1,626,239

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,331,558	301,603	1,918,508	936,201
Commission, brokerage, taxes and fees	34,545	82,778	147,565	219,552
Other underwriting expenses	57,713	64,149	181,805	181,706
Corporate expenses	1,132	1,835	6,241	6,181
Interest, fee and bond issue cost amortization expense	7,161	8,859	23,974	26,576
Total claims and expenses	1,432,109	459,224	2,278,093	1,370,216

INCOME (LOSS) BEFORE TAXES	(610,210)	98,728	(338,206)	256,023
Income tax expense (benefit)	(220,486)	22,425	(153,318)	69,358

NET INCOME (LOSS)	$(389,724)	$76,303	$(184,888)	$186,665

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	530	3,808	13,794	62,672
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	(1,674)	(2,767)	(8,618)	23,085
Total URA(D) on securities arising during the period	(1,144)	1,041	5,176	85,757

Foreign currency translation adjustments	34,281	(2,642)	43,220	27,779

Benefit plan actuarial net gain (loss) for the period	-	-	-	-
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	1,369	1,268	5,377	3,949
Total benefit plan net gain (loss) for the period	1,369	1,268	5,377	3,949
Total other comprehensive income (loss), net of tax	34,507	(333)	53,774	117,485

COMPREHENSIVE INCOME (LOSS)	$(355,217)	$75,970	$(131,114)	$304,150

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER'S EQUITY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share amounts)	2017	2016	2017	2016
	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$387,705	$382,537	$387,567	$374,789
Share-based compensation plans	67	2,437	205	10,185
Balance, end of period	387,772	384,974	387,772	384,974

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(17,048)	55,682	(36,315)	(62,136)
Net increase (decrease) during the period	34,507	(333)	53,774	117,485
Balance, end of period	17,459	55,349	17,459	55,349

RETAINED EARNINGS:
Balance, beginning of period	5,152,137	4,756,019	4,947,301	4,645,657
Net income (loss)	(389,724)	76,303	(184,888)	186,665
Balance, end of period	4,762,413	4,832,322	4,762,413	4,832,322

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$5,167,644	$5,272,645	$5,167,644	$5,272,645

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(Dollars in thousands)	2017	2016
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(184,888)	$186,665
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(432,477)	(155,717)
Decrease (increase) in funds held by reinsureds, net	415	(948)
Decrease (increase) in reinsurance receivables	(649,539)	(120,745)
Decrease (increase) in income taxes	(206,857)	35,647
Decrease (increase) in prepaid reinsurance premiums	(330,345)	(94,400)
Increase (decrease) in reserve for losses and loss adjustment expenses	1,579,394	322,226
Increase (decrease) in unearned premiums	310,237	94,847
Increase (decrease) in other net payable to reinsurers	336,582	(216,024)
Increase (decrease) in losses in course of payment	110,669	1,860
Change in equity adjustments in limited partnerships	(20,415)	(17,067)
Distribution of limited partnership income	23,174	31,739
Change in other assets and liabilities, net	(88,583)	(125,150)
Non-cash compensation expense	7,675	7,453
Amortization of bond premium (accrual of bond discount)	13,675	13,754
Amortization of underwriting discount on senior notes	3	3
Net realized capital (gains) losses	(253,966)	87,275
Net cash provided by (used in) operating activities	214,754	51,418

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	771,950	572,224
Proceeds from fixed maturities sold - available for sale, at market value	1,063,126	433,655
Proceeds from fixed maturities sold - available for sale, at fair value	-	1,587
Proceeds from equity securities sold - available for sale, at fair value	302,407	531,894
Proceeds from sale of subsidiary (net of cash disposed)	-	47,721
Distributions from other invested assets	1,459,677	1,119,428
Cost of fixed maturities acquired - available for sale, at market value	(1,809,485)	(1,516,092)
Cost of fixed maturities acquired - available for sale, at fair value	-	(3,940)
Cost of equity securities acquired - available for sale, at fair value	(326,444)	(253,041)
Cost of other invested assets acquired	(1,584,617)	(1,299,682)
Net change in short-term investments	79,509	376,832
Net change in unsettled securities transactions	(189,980)	40,771
Net cash provided by (used in) investing activities	(233,857)	51,357

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation	(7,471)	2,732
Net cash provided by (used in) financing activities	(7,471)	2,732

EFFECT OF EXCHANGE RATE CHANGES ON CASH	31,111	24,242

Net increase (decrease) in cash	4,537	129,749
Cash, beginning of period	297,794	155,429
Cash, end of period	$302,331	$285,178

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$53,273	$30,877
Interest paid	19,783	17,608

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2017 and 2016

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

2.      BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2017 and 2016 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), has been omitted since it is not required for interim reporting purposes. The December 31, 2016 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2016, 2015 and 2014 included in the Company's most recent Form 10-K filing.

All intercompany accounts and transactions have been eliminated.

Certain reclassifications and format changes have been made to prior years' amounts to conform to the 2017 presentation.

Application of Recently Issued Accounting Standard Changes.

Amortization of Bond Premium.  In March 2017, FASB issued ASU 2017-08 which outlines guidance on the amortization period for premium on callable debt securities.  The new guidance requires that the premium on callable debt securities be amortized through the earliest call date rather than through the maturity date of the callable security.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2019. The Company does not expect the adoption of ASU 2017-08 to have a material impact on its financial statements.

Presentation and Disclosure of Net Periodic Benefit Costs.  In March 2017, FASB issued ASU 2017-07 which outlines guidance on the presentation of net periodic costs of benefit plans.  The new guidance requires that the service cost component of net periodic benefit costs be reported within the same line item of the statements of operations as other compensation costs are reported.  Other components of net periodic benefit costs should be reported separately.  Footnote disclosure is required to state within which line items of the statements of operations the components are reported. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. The Company does not expect the adoption of ASU 2017-07 to have a material impact on its financial statements.

Disclosure of Restricted Cash.  In November 2016, FASB issued ASU 2016-18 which outlines guidance on the presentation in the statements of cash flows of changes in restricted cash. The new guidance requires that the statements of cash flows should reflect all changes in cash, cash equivalents and restricted cash in total and not segregated individually.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company does not expect the adoption of ASU 2016-18 to have a material impact on its financial statements.

Intra-Entity Asset Transfers.  In October 2016, FASB issued ASU 2016-16 which outlines guidance on the tax accounting for intra-entity asset sales and transfers, other than inventory.  The new guidance requires that reporting entities recognize tax expense from the intra-entity transfer of an asset in the seller's tax jurisdiction at the time of transfer and recognize any deferred tax asset in the buyer's tax jurisdiction at the time of transfer.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company does not expect the adoption of ASU 2016-16 to have a material impact on its financial statements.

Valuation of Financial Instruments.  In June 2016, FASB issued ASU 2016-13 which outlines guidance on the valuation of and accounting for assets measured at amortized cost and available for sale debt securities. The carrying value of assets measured at amortized cost will now be presented as the amount expected to be collected on the financial asset (amortized cost less an allowance for credit losses valuation account).  Available for sale debt securities will now record credit losses through an allowance for credit losses, which will be limited to the amount by which fair value is below amortized cost. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its financial statements.

Leases.  In February 2016, FASB issued ASU 2016-02 which outlines new guidance on the accounting for leases. The new guidance requires the recognition of lease assets and lease liabilities on the balance sheets for most leases that were previously deemed operating leases and required only lease expense presentation in the statements of operations.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2018.  The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial statements.

Recognition and Measurement of Financial Instruments.  In January 2016, the FASB issued ASU 2016-01 which outlines revised guidance on the accounting for equity investments. The new guidance states that all equity investments in unconsolidated entities will be measures at fair value, with the change in value being recorded through the income statement rather than being recorded within other comprehensive income. The updated guidance is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company is currently evaluating the impact of the adoption of ASU 2016-01 on its financial statements.

Disclosures about Short-Duration Contracts. In May 2015, the FASB issued ASU 2015-09, authoritative guidance regarding required disclosures associated with short duration insurance contracts.  The new disclosure requirements focus on information about initial claim estimates and subsequent claim estimate adjustment, methodologies in estimating claims and the timing, frequency and severity of claims related to short duration insurance contracts. This guidance is effective for annual reporting periods beginning after December 15, 2015 and interim reporting periods beginning after December 15, 2016.  The Company implemented this guidance effective in the fourth quarter of 2016.

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

Consolidation. In February 2015, the FASB issued ASU 2015-02, authoritative guidance regarding consolidation of reporting entities.  The new guidance focuses on the required evaluation of whether certain legal entities should be consolidated.  This guidance is effective for annual and interim reporting periods beginning after December 15, 2015.  Based upon this guidance, the Company has determined that the separate segregated accounts associated with Mt. Logan Re should not be consolidated.  The Company implemented the guidance effective January 1, 2016.

Revenue Recognition.  In May 2014, the FASB issued ASU 2014-09 which outlines revised guidance on the recognition of revenue arising from contracts with customers. The new guidance states that reporting entities should apply certain steps to determine when revenue should be recognized, based upon fulfillment of performance obligations to complete contracts. The updated guidance is effective for annual and interim reporting periods beginning after December 15, 2017. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its financial statements.

Any issued guidance and pronouncements, other than those directly references above, are deemed by the Company to be either not applicable or immaterial to its financial statements.

3.  REVISIONS TO FINANCIAL STATEMENTS

In preparing its second quarter of 2017 financial statements, the Company altered its processing of ceding certain commissions and deferred acquisition costs under an affiliated quota share agreement.  In previous reporting periods, these expenses were ceded based upon a quarter lag.  In the second quarter of 2017, the quarter lag was eliminated and these expenses are now recorded on a current quarter basis.  Although management determined that the impact of the ceding lag was not material to prior period financial statements, the impact of eliminating the ceding lag would have significantly impacted results within the second quarter of 2017.  As a result, prior period balances have been revised in the applicable financial statements and corresponding footnotes to eliminate the impact of the previous recording lag.

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

4.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments ("OTTI") in accumulated other comprehensive income ("AOCI") are as follows for the periods indicated:

	At September 30, 2017
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$657,018	$2,088	$(3,220)	$655,886	$-
Obligations of U.S. states and political subdivisions	652,525	24,061	(4,744)	671,842	-
Corporate securities	2,213,498	38,058	(11,965)	2,239,591	695
Asset-backed securities	153,400	451	(62)	153,789	-
Mortgage-backed securities
Commercial	59,311	334	(622)	59,023	-
Agency residential	683,178	1,904	(7,252)	677,830	-
Non-agency residential	55	7	-	62	-
Foreign government securities	520,431	19,038	(7,996)	531,473	-
Foreign corporate securities	1,034,840	25,601	(10,576)	1,049,865	374
Total fixed maturity securities	$5,974,256	$111,542	$(46,437)	$6,039,361	$1,069

	At December 31, 2016
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$693,005	$2,509	$(4,434)	$691,080	$-
Obligations of U.S. states and political subdivisions	723,938	18,016	(11,970)	729,984	-
Corporate securities	2,119,324	50,665	(15,786)	2,154,203	4,868
Asset-backed securities	136,826	330	(129)	137,027	-
Mortgage-backed securities
Commercial	75,435	510	(452)	75,493	-
Agency residential	721,772	2,365	(8,993)	715,144	-
Non-agency residential	76	12	-	88	-
Foreign government securities	495,572	22,088	(10,383)	507,277	-
Foreign corporate securities	944,546	30,015	(14,361)	960,200	175
Total fixed maturity securities	$5,910,494	$126,510	$(66,508)	$5,970,496	$5,043

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

	At September 30, 2017		At December 31, 2016
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$403,948	$405,602	$394,401	$392,824
Due after one year through five years	2,918,422	2,931,495	2,925,786	2,955,325
Due after five years through ten years	1,024,154	1,045,455	879,762	894,166
Due after ten years	731,788	766,105	776,436	800,429
Asset-backed securities	153,400	153,789	136,826	137,027
Mortgage-backed securities
Commercial	59,311	59,023	75,435	75,493
Agency residential	683,178	677,830	721,772	715,144
Non-agency residential	55	62	76	88
Total fixed maturity securities	$5,974,256	$6,039,361	$5,910,494	$5,970,496

The changes in net unrealized appreciation (depreciation) for the Company's investments are derived from the following sources for the periods as indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(3,197)	$4,047	$9,077	$127,736
Fixed maturity securities, other-than-temporary impairment	(158)	(2,444)	(3,974)	4,199
Other invested assets	1,595	-	2,860	-
Change in unrealized appreciation (depreciation), pre-tax	(1,760)	1,603	7,963	131,935
Deferred tax benefit (expense)	561	(1,418)	(4,178)	(44,709)
Deferred tax benefit (expense), other-than-temporary impairment	55	856	1,391	(1,469)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$(1,144)	$1,041	$5,176	$85,757

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at September 30, 2017 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$239,038	$(2,191)	$37,447	$(1,029)	$276,485	$(3,220)
Obligations of U.S. states and political subdivisions	89,509	(2,104)	67,956	(2,640)	157,465	(4,744)
Corporate securities	415,341	(6,124)	155,808	(5,841)	571,149	(11,965)
Asset-backed securities	30,657	(55)	1,912	(7)	32,569	(62)
Mortgage-backed securities
Commercial	31,221	(487)	3,803	(135)	35,024	(622)
Agency residential	417,521	(4,374)	115,934	(2,878)	533,455	(7,252)
Non-agency residential	-	-	-	-	-	-
Foreign government securities	199,311	(4,486)	56,732	(3,510)	256,043	(7,996)
Foreign corporate securities	254,015	(4,069)	89,121	(6,507)	343,136	(10,576)
Total fixed maturity securities	$1,676,613	$(23,890)	$528,713	$(22,547)	$2,205,326	$(46,437)

	Duration of Unrealized Loss at September 30, 2017 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$127,207	$(514)	$16,129	$(1,148)	$143,336	$(1,662)
Due in one year through five years	741,570	(10,638)	246,865	(12,047)	988,435	(22,685)
Due in five years through ten years	220,432	(5,290)	76,295	(3,682)	296,727	(8,972)
Due after ten years	108,005	(2,532)	67,775	(2,650)	175,780	(5,182)
Asset-backed securities	30,657	(55)	1,912	(7)	32,569	(62)
Mortgage-backed securities	448,742	(4,861)	119,737	(3,013)	568,479	(7,874)
Total fixed maturity securities	$1,676,613	$(23,890)	$528,713	$(22,547)	$2,205,326	$(46,437)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at September 30, 2017 were $2,205,326 thousand and $46,437 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at September 30, 2017, (the U.S. Government) did not exceed 4.6% of the overall market value of the Company's fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $23,890 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, agency residential mortgage-backed securities and foreign government securities. Of these unrealized losses, $20,072 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  The $22,547 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, as well as foreign government securities.  Of these unrealized losses, $20,240 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the tables below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Fixed maturities	$48,335	$44,810	$144,916	$134,931
Equity securities	6,267	7,870	19,385	25,752
Short-term investments and cash	648	296	1,628	851
Other invested assets
Limited partnerships	11,878	6,020	20,632	17,698
Dividends from preferred shares of affiliate	7,758	7,758	23,274	23,274
Other	1,484	522	4,232	339
Gross investment income before adjustments	76,370	67,276	214,067	202,845
Funds held interest income (expense)	1,098	1,090	4,015	4,718
Interest income from Parent	1,075	1,075	3,225	3,225
Gross investment income	78,543	69,441	221,307	210,788
Investment expenses	(5,126)	(4,871)	(15,141)	(13,901)
Net investment income	$73,417	$64,570	$206,166	$196,887

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

The Company had contractual commitments to invest up to an additional $348,144 thousand in limited partnerships at September 30, 2017.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2023.

The Company's other invested assets at September 30, 2017 and December 31, 2016 included $54,718 thousand and $57,126 thousand, respectively, related to a private placement liquidity sweep facility. The primary purpose of the facility is to enhance the Company's return on its short-term investments and cash positions. The facility invests in high quality, short-duration securities and permits daily liquidity.

Other invested assets, at fair value, as of September 30, 2017 and December 31, 2016, were comprised of preferred shares held in Preferred Holdings, an affiliated company.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Fixed maturity securities, market value:
Other-than-temporary impairments	$(1,473)	$(836)	$(4,179)	$(25,242)
Gains (losses) from sales	3,842	4,338	16,814	(10,273)
Fixed maturity securities, fair value:
Gain (losses) from sales	-	(1)	-	(1,855)
Gains (losses) from fair value adjustments	-	42	-	1,381
Equity securities, fair value:
Gains (losses) from sales	(1,479)	5,452	3,465	(10,134)
Gains (losses) from fair value adjustments	29,645	16,063	82,006	34,725
Other invested assets	85	-	84	-
Other invested assets, fair value:
Gains (losses) from fair value adjustments	197,869	(47,090)	155,775	(47,846)
Gain (loss) on sale of subsidiary	-	(28,032)	-	(28,032)
Short-term investment gains (losses)	-	1	1	1
Total net realized capital gains (losses)	$228,489	$(50,063)	$253,966	$(87,275)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Proceeds from sales of fixed maturity securities	$410,636	$136,767	$1,063,126	$435,242
Gross gains from sales	7,931	6,257	23,674	13,875
Gross losses from sales	(4,089)	(1,920)	(6,860)	(26,003)

Proceeds from sales of equity securities	$52,754	$109,914	$302,407	$531,894
Gross gains from sales	2,199	6,874	13,774	13,509
Gross losses from sales	(3,678)	(1,422)	(10,309)	(23,643)

5.  RESERVES FOR LOSSES AND LAE

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	Nine Months Ended	Twelve Months Ended
	September 30,	At December 31,
(Dollars in thousands)	2017	2016
Gross reserves at beginning of period	$8,331,288	$7,940,720
Less reinsurance recoverables	(4,199,791)	(3,875,073)
Net reserves at beginning of period	4,131,497	4,065,647

Incurred related to:
Current year	1,918,055	1,441,962
Prior years	453	(91,682)
Total incurred losses and LAE	1,918,508	1,350,280

Paid related to:
Current year	441,480	400,489
Prior years	547,176	892,207
Total paid losses and LAE	988,656	1,292,696

Foreign exchange/translation adjustment	19,084	8,266

Net reserves at end of period	5,080,433	4,131,497
Plus reinsurance recoverables	4,888,715	4,199,791
Gross reserves at end of period	$9,969,148	$8,331,288

Current year incurred losses were $1,918,055 thousand for the nine months ended September 30, 2017 compared to $1,441,962 thousand for the full year 2016.  The increase in current year incurred losses was primarily due to $1,039,295 thousand of catastrophe losses incurred in the nine months ended September 30, 2017, mainly related to Hurricane Irma, Hurricane Maria, Hurricane Harvey and the Mexico City earthquake.  The $688,924 thousand increase in reinsurance recoverables from December 31, 2016 is primarily due to recoverables from these catastrophe losses.

Incurred prior years' reserves increased by $453 thousand and decreased by $91,682 thousand for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively.  The decrease for the year ended December 31, 2016 was attributable to favorable development in the reinsurance segments of $187,909 thousand related primarily to property and short-tail business in the U.S., property business in Canada, Latin America, Middle East and Africa, as well as favorable development on prior year catastrophe losses, partially offset by $45,668 thousand of adverse development on A&E reserves. Part of the favorable development in the reinsurance segment related to the 2015 loss from the explosion at the Chinese port of Tianjin. In 2015, this loss was originally estimated to be $21,566 thousands. At December 31, 2016, this loss was projected to be $6,261 thousands resulting in $15,305 thousands of favorable development in 2016. The net favorable development in the reinsurance segments was partially offset by $96,227 thousand of unfavorable development in the insurance segment primarily related to run-off construction liability and umbrella program business.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.   No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Due to the unavailability of prices for forty-eight private placement securities, the investment manager's valuation committee valued the forty-eight securities at $105,199 thousand at September 30, 2017.  Due to the unavailability of prices for forty-two private placement securities, the investment manager's valuation committee valued the forty-two securities at $86,536 thousand at December 31, 2016.

The Company internally manages a public equity portfolio which had a fair value at September 30, 2017 and December 31, 2016 of $218,533 thousand and $133,755 thousand, respectively, and all prices were obtained from publically published sources.

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

Other invested assets, at fair value, was categorized as Level 3 at September 30, 2017 and December 31, 2016, since it represented a privately placed convertible preferred stock issued by an affiliate.  The stock was received in exchange for shares of the Company's parent.  The fair value of the preferred stock at September 30, 2017 and December 31, 2016 was determined using a pricing model.

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$655,886	$-	$655,886	$-
Obligations of U.S. States and political subdivisions	671,842	-	671,842	-
Corporate securities	2,239,591	-	2,137,522	102,069
Asset-backed securities	153,789	-	153,789	-
Mortgage-backed securities
Commercial	59,023	-	59,023	-
Agency residential	677,830	-	677,830	-
Non-agency residential	62	-	62	-
Foreign government securities	531,473	-	531,473	-
Foreign corporate securities	1,049,865	-	1,046,734	3,131
Total fixed maturities, market value	6,039,361	-	5,934,161	105,200

Equity securities, fair value	998,071	951,679	46,392	-
Other invested assets, fair value	1,922,402	-	-	1,922,402

There were no transfers between Level 1 and Level 2 for the nine months ended September 30, 2017.

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

In addition $70,657 thousand and $18,801 thousand of investments within other invested assets on the consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively, are not included within the fair value hierarchy tables as the assets are valued using the NAV practical expedient guidance within ASU 2015-07.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Corporate	Foreign		Corporate	Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	Corporate	Total
Beginning balance	$86,140	$3,151	$89,291	$65,197	$2,538	$67,735
Total gains or (losses) (realized/unrealized)
Included in earnings	283	210	493	1,208	314	1,522
Included in other comprehensive income (loss)	18	(230)	(212)	161	(230)	(69)
Purchases, issuances and settlements	15,628	-	15,628	35,503	509	36,012
Transfers in and/or (out) of Level 3	-	-	-	-	-	-
Ending balance	$102,069	$3,131	$105,200	$102,069	$3,131	$105,200

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Three Months Ended September 30, 2016				Nine Months Ended September 30, 2016
	Corporate		Foreign		Corporate		Foreign
(Dollars in thousands)	Securities	CMBS	Corporate	Total	Securities	CMBS	Corporate	Total
Beginning balance	$32,410	$-	$2,021	$34,431	$3,933	$-	$1,593	$5,526
Total gains or (losses) (realized/unrealized)
Included in earnings	(12)	-	27	15	(22)	-	(970)	(992)
Included in other comprehensive income (loss)	(48)	(34)	(1,285)	(1,367)	(81)	(34)	140	25
Purchases, issuances and settlements	25,877	(40)	2,231	28,068	54,397	(40)	2,231	56,588
Transfers in and/or (out) of Level 3	(1,932)	3,553	-	1,621	(1,932)	3,553	-	1,621
Ending balance	$56,295	$3,479	$2,994	$62,768	$56,295	$3,479	$2,994	$62,768

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$(997)	$(997)

(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) level 3, fair value measurements using significant unobservable inputs were $0 thousand and $1,621 thousand of investments for the nine months ended September 30, 2017 and 2016, respectively.  The $1,621 thousand of investments for the nine months ended September 30, 2016 related to the net impact of securities no longer priced by a recognized pricing service.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by other invested assets, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Other invested assets, fair value:
Beginning balance	$1,724,532	$1,772,458	$1,766,626	$1,773,214
Total gains or (losses) (realized/unrealized)
Included in earnings	197,870	(47,090)	155,776	(47,846)
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$1,922,402	$1,725,367	$1,922,402	$1,725,367

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At September 30,	At December 31,
(Dollars in thousands)	2017	2016
The Prudential	$144,331	$146,507
Unaffiliated life insurance company	33,769	33,860

8.  COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$852	$(219)	$633	$24,656	$(8,279)	$16,377
URA(D) on securities - OTTI	(158)	55	(103)	(3,974)	1,391	(2,583)
Reclassification of net realized losses (gains) included in net income (loss)	(2,454)	780	(1,674)	(12,719)	4,101	(8,618)
Foreign currency translation adjustments	52,740	(18,459)	34,281	66,492	(23,272)	43,220
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of amortization of net gain (loss) included in net income (loss)	2,107	(738)	1,369	8,273	(2,896)	5,377
Total other comprehensive income (loss)	$53,088	$(18,581)	$34,507	$82,729	$(28,955)	$53,774

(Some amounts may not reconcile due to rounding)

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$8,305	$(2,909)	$5,396	$92,221	$(32,279)	$59,942
URA(D) on securities - OTTI	(2,444)	856	(1,588)	4,199	(1,469)	2,730
Reclassification of net realized losses (gains) included in net income (loss)	(4,258)	1,491	(2,767)	35,515	(12,430)	23,085
Foreign currency translation adjustments	(4,066)	1,424	(2,642)	42,741	(14,962)	27,779
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of amortization of net gain (loss) included in net income (loss)	1,951	(683)	1,268	6,076	(2,127)	3,949
Total other comprehensive income (loss)	$(512)	$179	$(333)	$180,752	$(63,267)	$117,485

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Affected line item within the statements of
AOCI component	2017	2016	2017	2016	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$(2,454)	$(4,258)	$(12,719)	$35,515	Other net realized capital gains (losses)
	780	1,491	4,101	(12,430)	Income tax expense (benefit)
	$(1,674)	$(2,767)	$(8,618)	$23,085	Net income (loss)

Benefit plan net gain (loss)	$2,107	$1,951	$8,273	$6,076	Other underwriting expenses
	(738)	(683)	(2,896)	(2,127)	Income tax expense (benefit)
	$1,369	$1,268	$5,377	$3,949	Net income (loss)

(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Nine Months Ended	Twelve Months Ended
	September 30,	December 31,
(Dollars in thousands)	2017	2016

Beginning balance of URA (D) on securities	$39,041	$13,654
Current period change in URA (D) of investments - temporary	7,759	22,063
Current period change in URA (D) of investments - non-credit OTTI	(2,583)	3,324
Ending balance of URA (D) on securities	44,218	39,041

Beginning balance of foreign currency translation adjustments	(9,852)	(12,701)
Current period change in foreign currency translation adjustments	43,220	2,849
Ending balance of foreign currency translation adjustments	33,368	(9,852)

Beginning balance of benefit plan net gain (loss)	(65,504)	(63,089)
Current period change in benefit plan net gain (loss)	5,377	(2,415)
Ending balance of benefit plan net gain (loss)	(60,127)	(65,504)

Ending balance of accumulated other comprehensive income (loss)	$17,459	$(36,315)

9.  COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re's investments as collateral, as security for assumed losses payable to a non-affiliated ceding company.  At September 30, 2017, the total amount on deposit in the trust account was $659,548 thousand.

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

On November 18, 2014, the Company entered into a collateralized reinsurance agreement with Kilimanjaro to provide the Company with catastrophe reinsurance coverage.  This agreement is a multi-year reinsurance contract which covers specified earthquake events.  The agreement provides up to $500,000 thousand of reinsurance coverage from earthquakes in the United States, Puerto Rico and Canada.

On December 1, 2015 the Company entered into two collateralized reinsurance agreements with Kilimanjaro to provide the Company with catastrophe reinsurance coverage.  These agreements are multi-year reinsurance contracts which cover named storm and earthquake events.  The first agreement provides up to $300,000 thousand of reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico and Canada.  The second agreement provides up to $325,000 thousand of reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico and Canada.

On April 13, 2017 the Company entered into six collateralized reinsurance agreements with Kilimanjaro to provide the Company with annual aggregate catastrophe reinsurance coverage.  The initial three agreements are four year reinsurance contracts which cover named storm and earthquake events.  These agreements provide up to $225,000 thousand, $400,000 thousand and $325,000 thousand, respectively, of annual aggregate reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico and Canada. The subsequent three agreements are five year reinsurance contracts which cover named storm and earthquake events.  These agreements provide up to $50,000 thousand, $75,000 thousand and $175,000 thousand, respectively, of annual aggregate reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico and Canada.

Recoveries under these collateralized reinsurance agreements with Kilimanjaro are primarily dependent on estimated industry level insured losses from covered events, as well as, the geographic location of the events.  The estimated industry level of insured losses is obtained from published estimates by an independent recognized authority on insured property losses.  As of September 30, 2017, none of the published insured loss estimates for the 2017 catastrophe events have exceeded the single event retentions under the terms of the agreements that would result in a recovery.  In addition, the aggregation of the to date published insured loss estimates for the 2017 covered events have not exceeded the aggregated retentions for recovery.  However, if the published estimates for insured losses for the covered 2017 events increase or if there are additional covered events during the remainder of 2017, the aggregate losses may exceed the aggregate event retentions under the agreements, resulting in a recovery.

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

				September 30, 2017		December 31, 2016
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior notes	06/05/2014	06/01/2044	400,000	$396,804	$420,008	$396,714	$383,612

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044. Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Interest expense incurred	$4,868	$4,868	$14,604	$14,604

11.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings' outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		September 30, 2017		December 31, 2016
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$236,536	$221,380	$236,462	$204,636

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007.  During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings' right to defer interest on one or more occasions for up to ten consecutive years.  Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including August 15, 2017. The reset quarterly interest rate for November 15, 2017 to November 15, 2017 is 3.70%.

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Interest expense incurred	$2,240	$3,937	$9,210	$11,811

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Nine Months Ended
U.S. Reinsurance	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Gross written premiums	$908,346	$654,770	$1,962,297	$1,597,006
Net written premiums	295,645	327,242	649,883	711,700

Premiums earned	$242,350	$249,203	$652,953	$709,064
Incurred losses and LAE	678,926	137,245	919,107	363,567
Commission and brokerage	31,698	48,107	115,243	147,968
Other underwriting expenses	12,094	14,265	40,623	39,856
Underwriting gain (loss)	$(480,368)	$49,586	$(422,020)	$157,673

	Three Months Ended		Nine Months Ended
International	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Gross written premiums	$363,186	$353,195	$975,296	$939,851
Net written premiums	130,180	141,295	345,387	353,449

Premiums earned	$123,915	$128,358	$355,366	$372,816
Incurred losses and LAE	410,543	41,830	557,416	206,672
Commission and brokerage	25,101	30,193	72,426	82,443
Other underwriting expenses	8,241	9,219	26,293	25,011
Underwriting gain (loss)	$(319,970)	$47,116	$(300,769)	$58,690

	Three Months Ended		Nine Months Ended
Insurance	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Gross written premiums	$429,593	$497,958	$1,351,491	$1,276,761
Net written premiums	144,935	154,079	442,237	462,791

Premiums earned	$152,242	$179,092	$449,440	$445,553
Incurred losses and LAE	242,089	122,528	441,985	365,962
Commission and brokerage	(22,254)	4,478	(40,104)	(10,859)
Other underwriting expenses	37,378	40,665	114,889	116,839
Underwriting gain (loss)	$(104,971)	$11,421	$(67,330)	$(26,389)

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Underwriting gain (loss)	$(905,309)	$108,123	$(790,119)	$189,974
Net investment income	73,417	64,570	206,166	196,887
Net realized capital gains (losses)	228,489	(50,063)	253,966	(87,275)
Corporate expense	(1,132)	(1,835)	(6,241)	(6,181)
Interest, fee and bond issue cost amortization expense	(7,161)	(8,859)	(23,974)	(26,576)
Other income (expense)	1,486	(13,208)	21,996	(10,806)
Income (loss) before taxes	$(610,210)	$98,728	$(338,206)	$256,023

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Canada gross written premiums	$30,625	$35,856	$94,777	$94,072

No other country represented more than 5% of the Company's revenues.

13.  RELATED-PARTY TRANSACTIONS

Parent

Group entered into a $250,000 thousand long term promissory note agreement with Holdings as of December 31, 2014.  The note will mature on December 31, 2023 and has an interest rate of 1.72% that is payable annually.  This transaction is presented as a Note Receivable – Affiliated in the Consolidated Balance Sheets of Holdings.  Interest income in the amount of $3,225 thousand and $3,225 thousand was recorded by Holdings for the nine months ended September 30, 2017, and September 30, 2016, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Dividends received on preferred stock of affiliate	$7,758	$7,758	$23,274	$23,274

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

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Expenses incurred	$25,465	$21,242	$71,694	$62,701

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada and Lloyd's syndicate 2786 for the periods indicated:

	Three Months Ended		Nine Months Ended
Bermuda Re	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Ceded written premiums	$911,866	$685,798	$2,228,538	$1,746,976
Ceded earned premiums	796,194	585,993	2,005,965	1,718,295
Ceded losses and LAE (a)	650,460	344,789	1,379,164	1,039,932

	Three Months Ended		Nine Months Ended
Everest International	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Ceded written premiums	$21	$(5)	$(4)	$26
Ceded earned premiums	38	(3)	13	36
Ceded losses and LAE	(13)	479	(631)	1,377

	Three Months Ended		Nine Months Ended
Everest Canada	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Assumed written premiums	$13,028	$12,667	$39,008	$39,094
Assumed earned premiums	13,464	11,611	38,201	34,740
Assumed losses and LAE	7,448	13,287	21,418	34,714

	Three Months Ended		Nine Months Ended
Lloyd's Syndicate 2786	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Assumed written premiums	$15,984	$351	$34,069	$890
Assumed earned premiums	15,042	173	31,766	289
Assumed losses and LAE	7,893	-	16,157	-

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

	Three Months Ended		Nine Months Ended
Mt. Logan Re Segregated Accounts	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Ceded written premiums	$54,057	$57,911	$131,939	$128,292
Ceded earned premiums	46,696	44,548	131,361	118,776
Ceded losses and LAE	180,540	7,420	223,973	32,750

Assumed written premiums	$2,587	$5,032	$9,082	$11,666
Assumed earned premiums	2,587	5,032	9,082	11,666
Assumed losses and LAE	-	-	-	-

14.      RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Service cost	$2,737	$2,731	$9,335	$8,524
Interest cost	2,509	2,371	7,060	7,093
Expected return on plan assets	(3,263)	(2,789)	(9,572)	(7,757)
Amortization of net (income) loss	2,091	1,984	8,172	6,012
Net periodic benefit cost	$4,074	$4,297	$14,995	$13,872

Other Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Service cost	$392	$354	$1,273	$1,230
Interest cost	295	252	793	844
Amortization of prior service cost	(33)	(33)	(98)	(33)
Amortization of net (income) loss	48	-	199	96
Net periodic benefit cost	$703	$573	$2,167	$2,137

(Some amounts may not reconcile due to rounding.)

The Company contributed $10,000 thousand to the qualified pension benefit plan for the three and nine months ended September 30, 2017.  The Company contributed $30,000 thousand to the qualified pension benefit plan for the three and nine months ended September 30, 2016.

15. INCOME TAXES

The Company is domiciled in the United States and has subsidiaries domiciled within the United States with significant branches in Canada and Singapore.  The Company's non-U.S. branches are subject to income taxation at varying rates in their respective domiciles.

The Company generally applies the estimated annual effective tax rate approach for calculating its tax provision for interim periods as prescribed by ASC 740-270, Interim Reporting.  Under the estimated annual effective tax rate approach, the estimated annual effective tax rate is applied to the interim year-to-date pre-tax income/loss to determine the income tax expense or benefit for the year-to-date period.  If the annual effective tax rate approach produces a year-to-date tax benefit which exceeds the amount which is estimated to be recoverable for the full year, then the tax benefit for the interim reporting period will be limited as prescribed under ASC 740-270 to the estimated recoverable based on the year-to-date result.  The tax expense or benefit for the quarter represents the difference between the year-to-date tax expense or benefit for the current year-to-date period less such amount for the immediately preceding year-to-date period. Management considers the impact of all known events in its estimation of the Company's annual pre-tax income/loss and effective tax rate.

16.  DISPOSITION

On August 24, 2016 the Company sold Heartland, its crop Managing General Agent to CGB for $49,000 thousand.  The sale agreement includes a provision for a long term strategic reinsurance relationship with CGB.  The Company has recognized an after-tax loss on the sale of Heartland of $12,942 thousand.  Under the terms of the reinsurance arrangement, there has not been a material fluctuation in the level of crop business, although it has been reflected as reinsurance rather than insurance.

17.  SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events.  In October 2017, Hurricane Nate impacted the Southern United States and Central America and Hurricane Ophelia impacted Ireland, the United Kingdom and Northern Europe.  Also, in October 2017, a number of wildfires affected California. Due to the recentness of these events, the Company is unable to estimate the amount of losses related to Hurricane Nate, Hurricane Ophelia or the California wildfires at this time.  However, the Company anticipates that these events will adversely impact the fourth quarter 2017 financial results.

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  There was an unprecedented series of catastrophes in the third quarter of 2017 with Hurricanes Harvey, Irma and Maria, as well as a significant earthquake in Mexico City.  Additional catastrophe events occurred in October 2017 with Hurricanes Nate and Ophelia and the wild fires in California.  The total industry losses for all of these events could exceed $100 billion.  This is the second consecutive year with higher than average catastrophe losses. During 2016, catastrophe losses included the Fort McMurray Canadian wildfire, Hurricane Matthew which affected a large area of the Caribbean and southeastern United States, storms and an earthquake in Ecuador.  There are industry reports that the catastrophe losses for 2016 reached their highest level in four years and the United States experienced the most loss events since 1980 and the highest total losses since 2012.  While the future impact on market conditions from these catastrophes cannot be determined at this time, there was some firming in the markets impacted by the 2016 catastrophes and as catastrophe losses continue to increase in 2017, there is a growing industry consensus that there will be a general firming of the (re)insurance markets resulting in rate increases, not only for catastrophe exposures, but also potentially for most other lines of business.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder's equity for the periods indicated:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(Dollars in millions)	2017	2016	(Decrease)	2017	2016	(Decrease)
Gross written premiums	$1,701.1	$1,505.9	13.0%	$4,289.1	$3,813.6	12.5%
Net written premiums	570.8	622.6	-8.3%	1,437.5	1,527.9	-5.9%

REVENUES:
Premiums earned	$518.5	$556.7	-6.9%	$1,457.8	$1,527.4	-4.6%
Net investment income	73.4	64.6	13.7%	206.2	196.9	4.7%
Net realized capital gains (losses)	228.5	(50.1)	NM	254.0	(87.3)	NM
Other income (expense)	1.5	(13.2)	-111.3%	22.0	(10.8)	NM
Total revenues	821.9	558.0	47.3%	1,939.9	1,626.2	19.3%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,331.6	301.6	NM	1,918.5	936.2	104.9%
Commission, brokerage, taxes and fees	34.5	82.8	-58.3%	147.6	219.6	-32.8%
Other underwriting expenses	57.7	64.1	-10.0%	181.8	181.7	0.1%
Corporate expense	1.1	1.8	-38.3%	6.2	6.2	1.0%
Interest, fee and bond issue cost amortization expense	7.2	8.9	-19.2%	24.0	26.6	-9.8%
Total claims and expenses	1,432.1	459.2	211.9%	2,278.1	1,370.2	66.3%

INCOME (LOSS) BEFORE TAXES	(610.2)	98.7	NM	(338.2)	256.0	-232.1%
Income tax expense (benefit)	(220.5)	22.4	NM	(153.3)	69.4	NM
NET INCOME (LOSS)	$(389.7)	$76.3	NM	$(184.9)	$186.7	-199.0%

RATIOS:			Point Change			Point Change
Loss ratio	256.8%	54.2%	202.6	131.6%	61.3%	70.3
Commission and brokerage ratio	6.7%	14.9%	(8.2)	10.1%	14.4%	(4.3)
Other underwriting expense ratio	11.1%	11.5%	(0.4)	12.5%	11.9%	0.6
Combined ratio	274.6%	80.6%	194.0	154.2%	87.6%	66.6

				At	At	Percentage
				September 30,	December 31,	Increase/
(Dollars in millions)				2017	2016	(Decrease)
Balance sheet data:
Total investments and cash				$10,231.7	$9,842.7	4.0%
Total assets				19,143.4	17,083.4	12.1%
Loss and loss adjustment expense reserves				9,969.1	8,331.3	19.7%
Total debt				633.3	633.2	0.0%
Total liabilities				13,975.7	11,784.9	18.6%
Stockholder's equity				5,167.6	5,298.6	-2.5%

(Some amounts may not reconcile due to rounding)
(NM, not meaningful)

Revenues.

Premiums.  Gross written premiums increased by 13.0% to $1,701.1 million for the three months ended September 30, 2017, compared to $1,505.9 million for the three months ended September 30, 2016, reflecting a $263.6 million, or 26.1%, increase in our reinsurance business and a $68.4 million, or 13.7%, decrease in our insurance business.  The increase in reinsurance premiums was mainly due to the new crop reinsurance transactions, increases in financial lines of business and the influx of reinstatement premiums related to multiple catastrophe events in the third quarter. The decline in insurance premiums was due to the sale of Heartland Crop Insurance, Inc. ("Heartland") which accounted for $162.4 million of gross written premium in the third quarter of 2016.  Excluding the impact of Heartland, insurance premiums rose by $94.0 million due to increased production in many lines of business, including retail casualty, surety and accident and health.  Gross written premiums increased by 12.5% to $4,289.1 million for the nine months ended September 30, 2017, compared to $3,813.6 million for the nine months ended September 30, 2016, reflecting a $400.7 million, or 15.8%, increase in our reinsurance business and a $74.7 million, or 5.9%, increase in our insurance business.  The increase in reinsurance premiums was mainly due to the new crop reinsurance transactions, increases in treaty property and financial lines of business and the influx of reinstatement premiums related to multiple catastrophe events in the third quarter.  The rise in insurance premiums was primarily due to increases in many lines of business, including retail casualty, accident and health and surety, partially offset by the impact of the sale of Heartland.

Net written premiums decreased by 8.3% to $570.8 million for the three months ended September 30, 2017, compared to $622.6 million for the three months ended September 30, 2016, and decreased by 5.9% to $1,437.5 million for the nine months ended September 30, 2017, compared to $1,527.9 million for the nine months ended September 30, 2016.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance mainly related to affiliated quota share contracts. Premiums earned decreased by 6.9% to $518.5 million for the three months ended September 30, 2017, compared to $556.7 million for the three months ended September 30, 2016 and decreased by 4.6% to $1,457.8 million for the nine months ended September 30, 2017, compared to $1,527.4 million for the nine months ended September 30, 2016.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income increased 13.7% to $73.4 million for the three months ended September 30, 2017 compared with net investment income of $64.6 million for the three months ended September 30, 2016 and increased 4.7% to $206.2 million for the nine months ended September 30, 2017 compared with net investment income of $196.9 million for the nine months ended September 30, 2016.  Net pre-tax investment income as a percentage of average invested assets was 3.0% for the three months ended September 30, 2017, compared to 2.7% for the three months ended September 30, 2016 and remained flat at 2.8% for the nine months ended September 30, 2017 and 2016.  The increases in income for the three and nine months ended September 30, 2017 were primarily the result of higher income from our limited partnerships and higher income from the growing fixed income portfolio, partially offset by lower dividend income from our equity portfolio.

Net Realized Capital Gains (Losses).  Net realized capital gains were $228.5 million and net realized capital losses were $50.1 million for the three months ended September 30, 2017 and 2016, respectively.  The net realized capital gains of $228.5 million were comprised of $227.5 million of gains from fair value re-measurements on equity securities and other invested assets and $2.4 million of gains from sales on our fixed maturity and equity securities, partially offset by $1.5 million of other-than-temporary impairments.  The net realized capital losses of $50.1 million for the three months ended September 30, 2016 were comprised of $30.9 million of losses from fair value re-measurements on fixed maturity securities, equity securities and other invested assets, net realized capital losses of $28.0 million from the sale of our Heartland subsidiary and $0.8 million of other-than-temporary impairments, partially offset by $9.6 million of gains from sales on our fixed maturity and equity securities.

Net realized capital gains were $254.0 million and net realized capital losses were $87.3 million for the nine months ended September 30, 2017 and 2016, respectively.  The net realized capital gains of $254.0 million were comprised of $237.8 million of gains from fair value re-measurements on equity securities and other invested assets and $20.3 million of gains from sales on our fixed maturity and equity securities, partially offset by $4.2 million of other-than-temporary impairments.  The net realized capital losses of $87.3 million for the nine months ended September 30, 2016 million were comprised of net realized capital losses of $28.0 million from the sale of our Heartland subsidiary, $25.2 million of other-than-temporary impairments, $22.4 million of losses from sales on our fixed maturity and equity securities and $11.7 million of losses from fair value re-measurements on fixed maturity securities, equity securities and other invested assets.

Other Income (Expense).  We recorded other income of $1.5 million and $22.0 million for the three and nine months ended September 30, 2017, respectively. We recorded other expense of $13.2 million and $10.8 million for the three and nine months ended September 30, 2016, respectively.  The changes were primarily the result of fluctuations in foreign currency exchange rates.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses ("LAE") for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$325.6	62.8%		$(0.9)	-0.2%		$324.7	62.6%
Catastrophes	1,007.8	194.4%		(0.9)	-0.2%		1,006.9	194.2%
Total	$1,333.4	257.2%		$(1.8)	-0.4%		$1,331.6	256.8%

2016
Attritional	$300.4	54.0%		$0.1	0.0%		$300.6	54.0%
Catastrophes	20.9	3.8%		(19.8)	-3.6%		1.0	0.2%
Total	$321.3	57.8%		$(19.7)	-3.6%		$301.6	54.2%

Variance 2017/2016
Attritional	$25.2	8.8	pts	$(1.0)	(0.2)	pts	$24.1	8.6	pts
Catastrophes	986.9	190.6	pts	18.9	3.4	pts	1,005.9	194.0	pts
Total	$1,012.1	199.4	pts	$17.9	3.2	pts	$1,030.0	202.6	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$878.8	60.3%		$4.4	0.3%		$883.2	60.6%
Catastrophes	1,039.3	71.3%		(3.9)	-0.3%		1,035.3	71.0%
Total	$1,918.1	131.6%		$0.5	0.0%		$1,918.5	131.6%

2016
Attritional	$894.7	58.5%		$0.9	0.1%		$895.6	58.6%
Catastrophes	77.6	5.1%		(37.0)	-2.4%		40.6	2.7%
Total	$972.3	63.6%		$(36.1)	-2.3%		$936.2	61.3%

Variance 2017/2016
Attritional	$(15.9)	1.8	pts	$3.5	0.2	pts	$(12.4)	2.0	pts
Catastrophes	961.7	66.2	pts	33.1	2.1	pts	994.7	68.3	pts
Total	$945.8	68.0	pts	$36.6	2.3	pts	$982.3	70.3	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased to $1,331.6 million for the three months ended September 30, 2017 compared to $301.6 million for the three months ended September 30, 2016, primarily due to an increase of $986.9 million in current year catastrophe losses, an increase in current year attritional losses of $25.2 million and $19.8 million of favorable development on prior years catastrophe losses in 2016, primarily related to the 2011 Japan earthquake, which did not recur in 2017.  The increase in attritional losses was primarily due to the impact of changes in affiliated quota share contracts and changes in the mix of business.  The current year catastrophe losses of $1,007.8 million for the three months ended September 30, 2017 related to Hurricane Irma ($476.2 million), Hurricane Maria ($318.9 million), Hurricane Harvey ($180.7 million) and the Mexico City earthquake ($32.1 million).  The current year catastrophe losses of $20.9 million for the three months ended September 30, 2016 were related to Hurricane Hermine ($6.8 million), 2016 U.S. Storms ($6.6 million), the Fort McMurray Canada wildfire ($5.0 million), the Taiwan earthquake ($2.3 million) and the Ecuador earthquake ($0.2 million).

Incurred losses and LAE increased by 104.9% to $1,918.5 million for the nine months ended September 30, 2017 compared to $936.2 million for the nine months ended September 30, 2016, primarily due to an increase of $961.7 million in current year catastrophe losses and favorable development of $37.0 million on prior year catastrophe losses in 2016, primarily related to the 2011 Japan earthquake, which did not recur in 2017.  The current year catastrophe losses of $1,039.3 million for the nine months ended September 30, 2017 related to Hurricane Irma ($476.2 million), Hurricane Maria ($318.9 million), Hurricane Harvey ($180.7 million), the Mexico City earthquake ($32.1 million), the South Africa Knysna fires ($10.0 million), Cyclone Debbie in Australia ($8.3 million), the Peru storms ($6.9 million) and the 2017 US Midwest storms ($6.2 million).  The current year catastrophe losses of $77.6 million for the nine months ended September 30, 2016 were related to the Fort McMurray Canada wildfire ($26.9 million), the 2016 U.S. Storms ($24.9 million), the Ecuador earthquake ($11.6 million), the 2016 Taiwan earthquake ($7.5 million) and Hurricane Hermine ($6.8 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees decreased by 58.3% to $34.5 million for the three months ended September 30, 2017 compared to $82.8 million for the three months ended September 30, 2016.  Commission, brokerage, taxes and fees decreased by 32.8% to $147.6 million for the nine months ended September 30, 2017 compared to $219.6 million for the nine months ended September 30, 2016.  The decreases were primarily due to the impact of the decrease in premiums earned and the impact of affiliated quota share contracts.

Other Underwriting Expenses.  Other underwriting expenses were $57.7 million and $64.1 million for the three months ended September 30, 2017 and September 30, 2016, respectively. The decrease for the three month period was primarily due to lower variable compensation costs.  Other underwriting expenses were flat at $181.8 million and $181.7 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, decreased slightly to $1.1 million from $1.8 million for the three months ended September 30, 2017 and 2016, respectively, and were flat at $6.2 million for the nine months ended September 30, 2017 and 2016, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization were $7.2 million and $8.9 million for the three months ended September 30, 2017 and 2016, respectively.  Interest, fees and other bond amortization were $24.0 million and $26.6 million for the nine months ended September 30, 2017 and 2016, respectively.  The decreases in expense for both the three and nine month periods were primarily due to the conversion of the long term subordinated notes from a fixed rate of 6.6% to a floating rate, which is reset quarterly per the note agreement. The floating rate was 3.70% as of September 30, 2017.

Income Tax Expense (Benefit).  We had an income tax benefit of $220.5 million and income tax expense of $22.4 million for the three months ended September 30, 2017 and 2016, respectively.  We had an income tax benefit of $153.3 million and income tax expense of $69.4 million for the nine months ended September 30, 2017 and 2016, respectively.  Income tax expense is primarily a function of the Company's pre-tax income and the statutory tax rate, as affected by tax-exempt investment income and foreign tax credits and as calculated under the annualized effective tax rate ("AETR") method.  Variations in income tax expense generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses).  However, if the AETR approach produces a year-to-date tax benefit which exceeds the amount which is estimated to be recoverable for the full year, then the tax benefit for the interim reporting period will be limited, as prescribed under ASC 740-270, to the estimated tax recoverable based on the year-to-date result.  The decrease in income tax expense for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 was primarily due to the significant catastrophe losses incurred during the third quarter of 2017.

Net Income (Loss).
Our net loss was $389.7 million and our net income was $76.3 million for the three months ended September 30, 2017 and 2016, respectively. Our net loss was $184.9 million and our net income was $186.7 million for the nine months ended September 30, 2017 and 2016, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio increased by 194.0 points to 274.6% for the three months ended September 30, 2017, compared to 80.6% for the three months ended September 30, 2016, and increased by 66.6 points to 154.2% for the nine months ended September 30, 2017, compared to 87.6% for the nine months ended September 30, 2016.  The loss ratio components increased 202.6 points and 70.3 points for the three and nine months ended September 30, 2017, respectively, over the same period last year.  The changes were mainly due to the increases in current year catastrophe losses.  The commission and brokerage ratio components decreased to 6.7% from 14.9% for the three months ended September 30, 2017 and 2016, respectively, and decreased to 10.1% from 14.4% for the nine months ended September 30, 2017 and 2016, respectively.  The decreases reflect changes in the mix of business, the impact of affiliated quota share contracts and the impact from reinstatement premiums.  The other underwriting expense ratios decreased to 11.1% from 11.5% for the three months ended September 30, 2017 and 2016, respectively, and increased to 12.5% from 11.9% for the nine months ended September 30, 2017 and 2016, respectively.  The decrease in the three month period was mainly due to lower variable compensation costs.  The increase in the nine month period was due to costs associated with the continued expansion of the insurance business, partially offset by lower variable compensation costs.

Stockholder's Equity.
Stockholders' equity decreased by $130.9 million to $5,167.6 million at September 30, 2017 from $5,298.6 million at December 31, 2016, principally as a result of $184.9 million of net loss, partially offset by $43.2 million of net foreign currency translation adjustments, $5.4 million of net benefit plan obligation adjustments, $5.2 million of net unrealized depreciation on investments, net of tax and $0.2 million of share-based compensation transactions.

Consolidated Investment Results

Net Investment Income.
Net investment income increased by 13.7% to $73.4 million for the three months ended September 30, 2017 compared to $64.6 million for the three months ended September 30, 2016.  Net investment income increased by 4.7% to $206.2 million for the nine months ended September 30, 2017 compared to $196.9 million for the nine months ended September 30, 2016.  The increases for the three and nine month periods were primarily due to an increase in limited partnership income and higher income from the growing fixed income portfolio, partially offset by lower dividend income from our equity portfolio.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2017	2016	2017	2016
Fixed maturities	$48.3	$44.8	$144.9	$134.9
Equity securities	6.3	7.9	19.4	25.8
Short-term investments and cash	0.6	0.3	1.6	0.9
Other invested assets
Limited partnerships	11.8	6.0	20.6	17.7
Dividends from preferred shares of affiliate	7.8	7.8	23.3	23.3
Other	1.5	0.5	4.2	0.3
Gross investment income before adjustments	76.4	67.3	214.1	202.8
Funds held interest income (expense)	1.1	1.1	4.0	4.7
Interest income from Parent	1.1	1.1	3.2	3.2
Gross investment income	78.5	69.5	221.3	210.8
Investment expenses	(5.1)	(4.9)	(15.1)	(13.9)
Net investment income	$73.4	$64.6	$206.2	$196.9

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	September 30,	December 31,
	2017	2016
Imbedded pre-tax yield of cash and invested assets at December 31	3.1%	2.9%
Imbedded after-tax yield of cash and invested assets at December 31	2.1%	2.0%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Annualized pre-tax yield on average cash and invested assets	3.0%	2.7%	2.8%	2.8%
Annualized after-tax yield on average cash and invested assets	2.1%	1.9%	2.0%	1.9%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2017	2016	Variance	2017	2016	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$8.0	$6.3	$1.7	$23.7	$13.9	$9.8
Losses	(4.1)	(1.9)	(2.2)	(6.9)	(24.1)	17.2
Total	3.9	4.4	(0.5)	16.8	(10.3)	27.0

Fixed maturity securities, fair value
Gains	-	-	-	-	-	-
Losses	-	-	-	-	(1.9)	1.9
Total	-	-	-	-	(1.9)	1.9

Equity securities, fair value
Gains	2.2	6.9	(4.7)	13.8	13.5	0.3
Losses	(3.7)	(1.4)	(2.3)	(10.3)	(23.6)	13.3
Total	(1.5)	5.5	(7.0)	3.5	(10.1)	13.6

Total net realized gains (losses) from sales
Gains	10.2	13.2	(3.0)	37.5	27.4	10.1
Losses	(7.8)	(3.4)	(4.5)	(17.2)	(49.7)	32.5
Total	2.4	9.6	(7.5)	20.3	(22.4)	42.6

Gain (losses) on sale of subsidiary:	-	(28.0)	28.0	-	(28.0)	28.0

Other than temporary impairments:	(1.5)	(0.8)	(0.7)	(4.2)	(25.2)	21.0

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	-	0.1	(0.1)	-	1.4	(1.4)
Equity securities, fair value	29.6	16.0	13.6	82.0	34.7	47.3
Other invested assets, fair value	197.9	(47.0)	244.9	155.8	(47.8)	203.6
Total	227.5	(30.9)	258.4	237.8	(11.7)	249.5

Total net realized gains (losses)	$228.5	$(50.1)	$278.6	$254.0	$(87.3)	$341.3
(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $228.5 million and net realized capital losses were $50.1 million for the three months ended September 30, 2017 and 2016, respectively.  For the three months ended September 30, 2017 we recorded $227.5 million of net realized capital gains due to fair value re-measurements on equity securities and other invested assets and $2.4 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $1.5 million of other-than-temporary impairments.  For the three months ended September 30, 2016, we recorded $30.9 million of net realized capital losses due to fair value re-measurements on fixed maturity securities, equity securities and other invested assets, net realized capital losses of $28.0 million from the sale of our Heartland subsidiary and $0.8 million of other-than-temporary impairments, partially offset by $9.6 million of net realized capital gains from sales of fixed maturity and equity securities.  The fixed maturity and equity sales for the three months ended September 30, 2017 and 2016 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

Net realized capital gains were $254.0 million and net realized capital losses were $87.3 million for the nine months ended September 30, 2017 and 2016, respectively.  For the nine months ended September 30, 2017 we recorded $237.8 million of net realized capital gains due to fair value re-measurements on equity securities and other invested assets and $20.3 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $4.2 million of other-than-temporary impairments.  For the nine months ended September 30, 2016, we recorded net realized capital losses of $28.0 million from the sale of our Heartland subsidiary, $25.2 million of other-than-temporary impairments, $22.4 million of net realized capital losses from sales of fixed maturity and equity securities and $11.7 million of net realized capital losses due to fair value re-measurements on fixed maturity securities, equity securities and other invested assets.  The fixed maturity and equity sales for the nine months ended September 30, 2017 and 2016 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Gross written premiums	$908.3	$654.8	$253.6	38.7%	$1,962.3	$1,597.0	$365.3	22.9%
Net written premiums	295.6	327.2	(31.6)	-9.7%	649.9	711.7	(61.8)	-8.7%

Premiums earned	$242.4	$249.2	$(6.9)	-2.8%	$653.0	$709.1	$(56.1)	-7.9%
Incurred losses and LAE	678.9	137.2	541.7	NM	919.1	363.6	555.5	152.8%
Commission and brokerage	31.7	48.1	(16.4)	-34.1%	115.2	148.0	(32.7)	-22.1%
Other underwriting expenses	12.1	14.3	(2.2)	-15.2%	40.6	39.9	0.8	1.9%
Underwriting gain (loss)	$(480.4)	$49.6	$(530.0)	NM	$(422.0)	$157.7	$(579.7)	NM

				Point Chg				Point Chg
Loss ratio	280.1%	55.1%		225.0	140.8%	51.3%		89.5
Commission and brokerage ratio	13.1%	19.3%		(6.2)	17.6%	20.9%		(3.2)
Other underwriting ratio	5.0%	5.7%		(0.7)	6.2%	5.6%		0.6
Combined ratio	298.2%	80.1%		218.1	164.6%	77.8%		86.9

(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums.  Gross written premiums increased by 38.7% to $908.3 million for the three months ended September 30, 2017 from $654.8 million for the three months ended September 30, 2016, primarily due to the new crop reinsurance business related to the sale of Heartland and the influx of reinstatement premiums due to the catastrophe losses.  Net written premiums decreased by 9.7% to $295.6 million for the three months ended September 30, 2017 compared to $327.2 million for the three months ended September 30, 2016. The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to a varying utilization of reinsurance primarily related to the affiliated quota share contracts.  Premiums earned decreased 2.8% to $242.4 million for the three months ended September 30, 2017 compared to $249.2 million for the three months ended September 30, 2016.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 22.9% to $1,962.3 million for the nine months ended September 30, 2017 from $1,597.0 million for the nine months ended September 30, 2016, primarily due to the new crop reinsurance business, an increase in treaty casualty business and the influx of reinstatement premiums due to the catastrophe losses.  Net written premiums decreased by 8.7% to $649.9 million for the nine months ended September 30, 2017 compared to $711.7 million for the nine months ended September 30, 2016. The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to a varying utilization of reinsurance primarily related to the affiliated quota share contracts. Premiums earned decreased 7.9% to $653.0 million for the nine months ended September 30, 2017 compared to $709.1 million for the nine months ended September 30, 2016.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$128.0	52.8%		$(0.4)	-0.2%		$127.5	52.6%
Catastrophes	551.6	227.6%		(0.2)	-0.1%		551.4	227.5%
Total segment	$679.6	280.4%		$(0.6)	-0.3%		$678.9	280.1%

2016
Attritional	$129.8	52.1%		$(1.0)	-0.4%		$128.8	51.7%
Catastrophes	14.4	5.8%		(5.9)	-2.4%		8.5	3.4%
Total segment	$144.2	57.9%		$(6.9)	-2.8%		$137.2	55.1%

Variance 2017/2016
Attritional	$(1.8)	0.7	pts	$0.6	0.2	pts	$(1.3)	0.9	pts
Catastrophes	537.2	221.8	pts	5.7	2.3	pts	542.9	224.1	pts
Total segment	$535.4	222.5	pts	$6.3	2.5	pts	$541.7	225.0	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$374.8	57.4%		$(4.7)	-0.7%		$370.0	56.7%
Catastrophes	553.2	84.7%		(4.1)	-0.6%		549.1	84.1%
Total segment	$928.0	142.1%		$(8.8)	-1.3%		$919.1	140.8%

2016
Attritional	$365.2	51.6%		$(1.3)	-0.2%		$363.9	51.4%
Catastrophes	15.8	2.2%		(16.1)	-2.3%		(0.3)	-0.1%
Total segment	$381.0	53.8%		$(17.4)	-2.5%		$363.6	51.3%

Variance 2017/2016
Attritional	$9.6	5.8	pts	$(3.4)	(0.5)	pts	$6.1	5.3	pts
Catastrophes	537.4	82.5	pts	12.0	1.7	pts	549.4	84.2	pts
Total segment	$547.0	88.3	pts	$8.6	1.2	pts	$555.5	89.5	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased to $678.9 million for the three months ended September 30, 2017 compared to $137.2 million for the three months ended September 30, 2016, primarily due to an increase of $537.2 million in current year catastrophe losses.  The current year catastrophe losses of $551.6 million for the three months ended September 30, 2017 related to Hurricane Irma ($348.6 million), Hurricane Harvey ($128.5 million), Hurricane Maria ($74.0 million), and the Mexico City earthquake ($1.1 million). The $14.4 million of current year catastrophe losses for the three months ended September 30, 2016 were related to Hurricane Hermine ($6.8 million), 2016 U.S. Storms ($6.3 million) and the Fort McMurray Canada Wildfire ($1.3 million).

Incurred losses increased by 152.8% to $919.1 million for the nine months ended September 30, 2017 compared to $363.6 million for the nine months ended September 30, 2016, due to an increase of $537.4 million in current year catastrophe losses, favorable development of $16.1 million on prior years' catastrophe losses in 2016 which did not recur in 2017 and an increase of $9.6 million in current year attritional losses, resulting mainly from the impact of the new crop reinsurance contract. The current year catastrophe losses of $553.2 million for the nine months ended September 30, 2017 related to Hurricane Irma ($348.6 million), Hurricane Harvey ($128.5 million), Hurricane Maria ($74.0 million), the Mexico City earthquake ($1.1 million) and the 2017 U.S. Storms ($1.4 million).  The $15.8 million of current year catastrophe losses for the nine months ended September 30, 2016 were related to Hurricane Hermine ($6.8 million) and 2016 U.S. Storms ($9.6 million).

Segment Expenses.  Commission and brokerage expenses decreased by 34.1% to $31.7 million for the three months ended September 30, 2017 compared to $48.1 million for the three months ended September 30, 2016.  Commission and brokerage expenses decreased by 22.1% to $115.2 million for the nine months ended September 30, 2017 compared to $148.0 million for the nine months ended September 30, 2016.  The decreases are mainly due to the impact of the new crop reinsurance contract which generally has a lower expense ratio, the impact of affiliated quota share contracts and the impact of the decrease in premiums earned.

Segment other underwriting expenses decreased to $12.1 million for the three months ended September 30, 2017 from $14.3 million for the three months ended September 30, 2016.  The decrease for the three month period was primarily due to lower variable compensation costs.  Segment other underwriting expenses increased slightly to $40.6 million for the nine months ended September 30, 2017 from $39.9 million for the nine months ended September 30, 2016.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Gross written premiums	$363.2	$353.2	$10.0	2.8%	$975.3	$939.9	$35.4	3.8%
Net written premiums	130.2	141.3	(11.1)	-7.9%	345.4	353.4	(8.1)	-2.3%

Premiums earned	$123.9	$128.4	$(4.4)	-3.5%	$355.4	$372.8	$(17.5)	-4.7%
Incurred losses and LAE	410.5	41.8	368.7	NM	557.4	206.7	350.7	169.7%
Commission and brokerage	25.1	30.2	(5.1)	-16.9%	72.4	82.4	(10.0)	-12.2%
Other underwriting expenses	8.2	9.2	(1.0)	-10.6%	26.3	25.0	1.3	5.1%
Underwriting gain (loss)	$(320.0)	$47.1	$(367.1)	NM	$(300.8)	$58.7	$(359.5)	NM

				Point Chg				Point Chg
Loss ratio	331.3%	32.6%		298.7	156.9%	55.4%		101.5
Commission and brokerage ratio	20.3%	23.5%		(3.3)	20.4%	22.1%		(1.7)
Other underwriting ratio	6.6%	7.2%		(0.6)	7.3%	6.8%		0.5
Combined ratio	358.2%	63.3%		294.9	184.6%	84.3%		100.4

(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums.  Gross written premiums increased by 2.8% to $363.2 million for the three months ended September 30, 2017 compared to $353.2 million for the three months ended September 30, 2016, primarily due to the increase in Middle East, African and Asian business, partially offset by a decline in Latin American business and a negative impact of $5.6 million from the movement of foreign exchange rates.  Net written premiums decreased by 7.9% to $130.2 million for the three months ended September 30, 2017 compared to $141.3 million for the three months ended September 30, 2016. The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance related to the quota share contracts, including affiliated quota share contracts. Premiums earned decreased 3.5% to $123.9 million for the three months ended September 30, 2017 compared to $128.4 million for the three months ended September 30, 2016.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 3.8% to $975.3 million for the nine months ended September 30, 2017 compared to $939.9 million for the nine months ended September 30, 2016, primarily due to increases in Middle East, African and Asian business and the positive impact of $17.7 million from the movement of foreign exchange rates. Net written premiums decreased by 2.3% to $345.4 million for the nine months ended September 30, 2017 compared to $353.4 million for the nine months ended September 30, 2016.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance related to the quota share contracts, including affiliated quota share contracts. Premiums earned decreased 4.7% to $355.4 million for the nine months ended September 30, 2017 compared to $372.8 million for the nine months ended September 30, 2016.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$64.0	51.7%		$0.7	0.6%		$64.7	52.3%
Catastrophes	346.6	279.7%		(0.8)	-0.7%		345.8	279.0%
Total segment	$410.6	331.4%		$(0.1)	-0.1%		$410.5	331.3%

2016
Attritional	$49.3	38.4%		$-	0.0%		$49.3	38.4%
Catastrophes	6.5	5.1%		(14.0)	-10.9%		(7.5)	-5.8%
Total segment	$55.8	43.5%		$(14.0)	-10.9%		$41.8	32.6%

Variance 2017/2016
Attritional	$14.7	13.3	pts	$0.7	0.6	pts	$15.4	13.9	pts
Catastrophes	340.1	274.6	pts	13.2	10.2	pts	353.3	284.8	pts
Total segment	$354.8	287.9	pts	$13.9	10.8	pts	$368.7	298.7	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$182.9	51.5%		$2.6	0.7%		$185.5	52.2%
Catastrophes	371.7	104.6%		0.2	0.1%		371.9	104.7%
Total segment	$554.6	156.1%		$2.8	0.8%		$557.4	156.9%

2016
Attritional	$185.6	49.8%		$(3.4)	-0.9%		$182.3	48.9%
Catastrophes	45.2	12.1%		(20.8)	-5.6%		24.4	6.5%
Total segment	$230.8	61.9%		$(24.1)	-6.5%		$206.7	55.4%

Variance 2017/2016
Attritional	$(2.7)	1.7	pts	$6.0	1.6	pts	$3.2	3.3	pts
Catastrophes	326.5	92.5	pts	21.0	5.7	pts	347.5	98.2	pts
Total segment	$323.8	94.2	pts	$26.9	7.3	pts	$350.7	101.5	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased to $410.5 million for the three months ended September 30, 2017 compared to $41.8 million for the three months ended September 30, 2016, primarily due to an increase of $340.1 million in current year catastrophe losses, an increase of $14.7 million in current year attritional losses and $14.0 million of favorable development on prior year catastrophe losses in 2016, which did not recur in 2017. The current year catastrophe losses of $346.6 million for the three months ended September 30, 2017 related to Hurricane Maria ($236.2 million), Hurricane Irma ($77.5 million), the Mexico City earthquake ($31.1 million) and Hurricane Harvey ($1.4 million).  The $6.5 million of current year catastrophe losses for the three months ended September 30, 2016 were related to the Fort McMurray Canada Wildfire ($3.7 million), the Taiwan earthquake ($2.3 million), 2016 U.S. Storms ($0.3 million) and the Ecuador earthquake ($0.2 million).

Incurred losses and LAE increased by 169.7% to $557.4 million for the nine months ended September 30, 2017 compared to $206.7 million for the nine months ended September 30, 2016, primarily due to an increase of $326.5 million in current catastrophe losses and $20.8 million of favorable development on prior year catastrophe losses in 2016 which did not recur in 2017.  The current year catastrophe losses of $371.7 million for the nine months ended September 30, 2017 related to Hurricane Maria ($236.2 million), Hurricane Irma ($77.5 million), the Mexico City earthquake ($31.1 million), the South Africa Knysna fires ($10.1 million), Cyclone Debbie in Australia ($8.3 million), the Peru storms ($7.1 million) and Hurricane Harvey ($1.4 million).  The $45.2 million of current year catastrophe losses for the nine months ended

September 30, 2016 were due to the Fort McMurray Canada wildfire ($25.4 million), the Ecuador earthquake ($11.8 million), the Taiwan earthquake ($7.6 million) and U.S. Storms ($0.3 million).

Segment Expenses.  Commission and brokerage decreased 16.9% to $25.1 million for the three months ended September 30, 2017 compared to $30.2 million for the three months ended September 30, 2016. Commission and brokerage decreased 12.2% to $72.4 million for the nine months ended September 30, 2017 compared to $82.4 million for the nine months ended September 30, 2016.  The decreases were due to the impact of the decreases in premiums earned, the impact of affiliated quota share agreements and changes in the mix of business.

Segment other underwriting expenses decreased to $8.2 million for the three months ended September 30, 2017 from $9.2 million for the three months ended September 30, 2016.  The decrease for the three month period is primarily due to lower variable compensation costs.  Segment other underwriting expenses increased slightly to $26.3 million for the nine months ended September 30, 2017 from $25.0 million for the nine months ended September 30, 2016.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Gross written premiums	$429.6	$498.0	$(68.4)	-13.7%	$1,351.5	$1,276.8	$74.7	5.9%
Net written premiums	144.9	154.1	(9.1)	-5.9%	442.2	462.8	(20.6)	-4.4%

Premiums earned	$152.2	$179.1	$(26.9)	-15.0%	$449.4	$445.6	$3.9	0.9%
Incurred losses and LAE	242.1	122.5	119.6	97.6%	442.0	366.0	76.0	20.8%
Commission and brokerage	(22.3)	4.5	(26.7)	NM	(40.1)	(10.9)	(29.2)	NM
Other underwriting expenses	37.4	40.7	(3.3)	-8.1%	114.9	116.8	(2.0)	-1.7%
Underwriting gain (loss)	$(105.0)	$11.4	$(116.4)	NM	$(67.3)	$(26.4)	$(40.9)	NM

				Point Chg				Point Chg
Loss ratio	159.0%	68.4%		90.6	98.3%	82.1%		16.2
Commission and brokerage ratio	-14.6%	2.5%		(17.1)	-8.9%	-2.5%		(6.4)
Other underwriting ratio	24.5%	22.7%		1.8	25.6%	26.3%		(0.7)
Combined ratio	168.9%	93.6%		75.3	115.0%	105.9%		9.1

(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums.  Gross written premiums decreased by 13.7% to $429.6 million for the three months ended September 30, 2017 compared to $498.0 million for the three months ended September 30, 2016.  This decrease was primarily due to the sale of Heartland, which accounted for $162.4 million of gross written premiums in the third quarter of 2016.  Excluding the impact of Heartland, gross written premiums increased by $94.0 million due to higher production from many lines of business, including retail casualty, surety and accident and health.  Net written premiums decreased by 5.9% to $144.9 million for the three months ended September 30, 2017 compared to $154.1 million for the three months ended September 30, 2016.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the more conservative reinsurance position we have taken to support our expanded insurance business and the impact of affiliated quota share agreements.  Premiums earned decreased 15.0% to $152.2 million for the three months ended September 30, 2017 compared to $179.1 million for the three months ended September 30, 2016.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 5.9% to $1,351.5 million for the nine months ended September 30, 2017 compared to $1,276.8 million for the nine months ended September 30, 2016. Excluding the impact of the sale of Heartland, which accounted for $229.9 million of gross written premiums in the nine months ended September 30, 2016, gross written premiums increased $304.6 million.  This increase was primarily driven by expansion of many lines of business, including retail casualty, retail property, surety and accident and health.  Net written premiums decreased by 4.4% to $442.2 million for the nine months ended September 30, 2017 compared to $462.8 million for the nine months ended September 30, 2016.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the more conservative reinsurance position we have taken to support our new business and the impact of affiliated quota share agreements.  Premiums earned increased 0.9% to $449.4 million for the nine months ended September 30, 2017 compared to $445.6 million for the nine months ended September 30, 2016.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$133.6	87.7%		$(1.2)	-0.8%		$132.4	86.9%
Catastrophes	109.6	72.0%		0.1	0.1%		109.7	72.1%
Total segment	$243.2	159.7%		$(1.1)	-0.7%		$242.1	159.0%

2016
Attritional	$121.4	67.8%		$1.1	0.6%		$122.5	68.4%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$121.4	67.8%		$1.1	0.6%		$122.5	68.4%

Variance 2017/2016
Attritional	$12.2	19.9	pts	$(2.3)	(1.4)	pts	$9.9	18.5	pts
Catastrophes	109.6	72.0	pts	0.1	0.1	pts	109.7	72.1	pts
Total segment	$121.8	91.9	pts	$(2.2)	(1.3)	pts	$119.6	90.6	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$321.2	71.4%		$6.5	1.4%		$327.7	72.8%
Catastrophes	114.4	25.5%		(0.1)	0.0%		114.3	25.5%
Total segment	$435.6	96.9%		$6.4	1.4%		$442.0	98.3%

2016
Attritional	$343.8	77.1%		$5.6	1.3%		$349.4	78.4%
Catastrophes	16.7	3.7%		(0.2)	0.0%		16.5	3.7%
Total segment	$360.5	80.8%		$5.4	1.3%		$366.0	82.1%

Variance 2017/2016
Attritional	$(22.6)	(5.7)	pts	$0.9	0.1	pts	$(21.7)	(5.6)	pts
Catastrophes	97.7	21.8	pts	0.1	-	pts	97.8	21.8	pts
Total segment	$75.1	16.1	pts	$1.0	0.1	pts	$76.0	16.2	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 97.6% to $242.1 million for the three months ended September 30, 2017 compared to $122.5 million for the three months ended September 30, 2016, mainly due to an increase of $109.6 million in current year catastrophe losses and an increase of $12.2 million in current year attritional losses. The current year catastrophe losses of $109.6 million for the three months ended September 30, 2017 related to Hurricane Harvey ($50.8 million), Hurricane Irma ($50.1 million) and Hurricane Maria ($8.7 million). There were no current year catastrophe losses for the three months ended September 30, 2016.

Incurred losses and LAE increased by 20.8% to $442.0 million for the nine months ended September 30, 2017 compared to $366.0 million for the nine months ended September 30, 2016, mainly due to an increase of $97.7 million in current catastrophe losses, partially offset by a decrease of $22.6 million in current year attritional losses. The decrease in current year attritional losses primarily related to changes in the mix of business and the impact of affiliated quota share agreements. The current year catastrophe losses of $114.4 million for the nine months ended September 30, 2017 primarily related to Hurricane Harvey ($50.8 million), Hurricane Irma ($50.1 million), Hurricane Maria ($8.7 million) and the 2017 US Midwest Storms ($4.8 million). The $16.7 million of current year catastrophe losses for the nine months ended September 30, 2016 were due to the 2016 U.S. storms ($15.0 million) and the Fort McMurray Canada wildfire ($1.7 million).

Segment Expenses.  Commission and brokerage decreased to ($22.3) million for the three months ended September 30, 2017 compared to $4.5 million for the three months ended September 30, 2016.  Commission and brokerage decreased to ($40.1) million for the nine months ended September 30, 2017 compared to ($10.9) million for the nine months ended September 30, 2016. The decreases were mainly due to the impact of changes in the mix of business and the impacts from affiliated quota share agreements.

Segment other underwriting expenses decreased to $37.4 million for the three months ended September 30, 2017 compared to $40.7 million for the three months ended September 30, 2016. Segment other underwriting expenses decreased to $114.9 million for the nine months ended September 30, 2017 compared to $116.8 million for the nine months ended September 30, 2016.  These decreases were mainly due to lower variable compensation costs.

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

Interest Rate Risk.  Our $10.2 billion investment portfolio, at September 30, 2017, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $736.9 million of mortgage-backed securities in the $6,039.4 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $230.0 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimate on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At September 30, 2017
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$6,634.4	$6,454.2	$6,269.4	$6,077.2	$5,883.9
Market/Fair Value Change from Base (%)	5.8%	2.9%	0.0%	-3.1%	-6.1%
Change in Unrealized Appreciation
After-tax from Base ($)	$237.3	$120.1	$-	$(124.9)	$(250.6)

We had $9,969.1 million and $8,331.3 million of gross reserves for losses and LAE as of September 30, 2017 and December 31, 2016, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At September 30, 2017
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$798.5	$898.3	$998.1	$1,097.9	$1,197.7
After-tax Change in Fair/Market Value	(129.7)	(64.9)	-	64.9	129.7

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

Dated:  November 14, 2017