Form 10-K
period 2017-12-31
EVEREST REINSURANCE HOLDINGS INC
filed 2018-03-30
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017

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

The aggregate market value on June 30, 2017, the last business day of the registrant's most recently completed second quarter, of the voting stock held by non-affiliates of the registrant was zero.

At March 15, 2018, the number of shares outstanding of the registrant common shares was 1,000, all of which are owned by Everest Underwriting Group (Ireland) Limited, a wholly-owned direct subsidiary of Everest Re Group, Ltd.

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

The Company's principal business, conducted through its operating segments, is the underwriting of reinsurance and insurance in the U.S. and international markets. The Company had gross written premiums, in 2017, of $5.8 billion, with approximately 68% representing reinsurance and 32% representing insurance.  Stockholder's equity at December 31, 2017 was $5.4 billion. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company's preferred reinsurance purchasing method.  The Company underwrites insurance through brokers, surplus lines brokers and general agent relationships.  Holdings' active operating subsidiaries are each rated A+ ("Superior") by A.M. Best Company ("A.M. Best"), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.

Following is a summary of the Company's operating subsidiaries:

•
Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states, the District of Columbia, Puerto Rico and Guam and is authorized to conduct reinsurance business in Canada, Singapore and Brazil. Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets.  Everest Re has engaged in reinsurance transactions with Bermuda Re, Everest International Reinsurance, Ltd. ("Everest International"), Mt. Logan Re, Ltd. ("Mt. Logan Re") and Everest Insurance Company of Canada ("Everest Canada"), which are affiliated companies, primarily driven by enterprise risk and capital management considerations under which business is transacted at market rates and terms.  At December 31, 2017 Everest Re had statutory surplus of $3.4 billion.

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

•
Everest Denali Insurance Company ("Everest Denali"), a Delaware insurance company and a direct subsidiary of Everest Re, is licensed to write property and casualty insurance in 46 states and the District of Columbia.

•
Everest Premier Insurance Company ("Everest Premier"), a Delaware insurance company and a direct subsidiary of Everest Re, is licensed to write property and casualty insurance in 46 states and the District of Columbia.

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

Capital Transactions.
The Company's business operations are in part dependent on its financial strength and financial strength ratings, and the market's perception of its financial strength.  The Company's stockholder's equity was $5,412.7 million and $5,298.6 million at December 31, 2017 and 2016, respectively. The Company possesses significant financial flexibility with access to the debt markets and, through its ultimate parent, equity markets, as a result of its perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.  The Company's capital position remains strong, commensurate with its financial ratings and the Company has ample liquidity to meet its financial obligations for the foreseeable future.

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

All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies.  The ratings presented in the following table were in effect as of January 30, 2018.

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

Operating Subsidiary:	A.M. Best	Standard & Poor's	Moody's

Everest Re	A+ (Superior)	A+ (Strong)	A1 (upper-medium)
Everest National	A+ (Superior)	A+ (Strong)	Not Rated
Everest Indemnity	A+ (Superior)	A+ (Strong)	Not Rated
Everest Security	A+ (Superior)	Not Rated	Not Rated
Everest International Assurance, Ltd.	A+ (Superior)	A (Strong)	Not Rated
Everest Denali	A+ (Superior)	Not Rated	Not Rated
Everest Premier	A+ (Superior)	Not Rated	Not Rated

A.M. Best states that the "A+" ("Superior") rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing insurance policy and contract obligations based on A.M. Best's comprehensive quantitative and qualitative evaluation of a company's balance sheet strength, operating performance and business profile.  A.M. Best affirmed these ratings on February 10, 2017. Standard & Poor's states that the "A+"/"A" ratings are assigned to those insurance companies which, in its opinion, have strong financial security characteristics with respect to their ability to pay under its insurance policies and contracts in accordance with their terms.  Standard & Poor's affirmed these ratings on July 13, 2017.  Moody's states that an "A1" rating is assigned to companies that, in their opinion, offer upper-medium grade security and are subject to low credit risk.  Moody's affirmed these ratings on September 19, 2017.

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  There was an unprecedented series of catastrophes in the third quarter of 2017 with Hurricanes Harvey, Irma and Maria, as well as a significant earthquake in Mexico City.  Additional catastrophe events occurred in the fourth quarter of 2017 with the wild fires in California and Hurricanes Nate and Ophelia.  The total industry losses for all of these events could exceed $100 billion.  This is the second consecutive year with higher than average catastrophe losses. During 2016, catastrophe losses included the Fort McMurray Canadian wildfire, Hurricane Matthew which affected a large area of the Caribbean and southeastern United States, storms and an earthquake in Ecuador.  There are industry reports that the catastrophe losses for 2016 reached their highest level in four years and the United States experienced the most loss events since 1980 and the highest total losses since 2012.  While the future impact on market conditions from these catastrophes cannot be determined at this time, there was some firming in the markets impacted by the 2016 catastrophes and as catastrophe losses increased in 2017, there is a growing industry consensus that there will be a general firming of the (re)insurance markets resulting in rate increases, not only for catastrophe exposures, but also potentially for most other lines of business.

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

Employees.
As of February 1, 2018, the Company employed 902 persons.  Management believes that employee relations are good.  None of the Company's employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

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

We are exposed to unpredictable catastrophic events, including weather-related and other natural catastrophes, as well as acts of terrorism.  Any material reduction in our operating results caused by the occurrence of one or more catastrophes could inhibit our ability to pay dividends or to meet our interest and principal payment obligations.  By way of illustration, during the past five calendar years, pre-tax catastrophe losses, net of reinsurance, were as follows:

Calendar year:	Pre-tax catastrophe losses
(Dollars in millions)
2017	$941.4
2016	109.2
2015	31.9
2014	18.2
2013	76.6

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

We are required to maintain reserves to cover our estimated ultimate liability of losses and loss adjustment expenses ("LAE") for both reported and unreported claims incurred.  These reserves are only estimates of what we believe the settlement and administration of claims will cost based on facts and circumstances known to us.  In setting reserves for our reinsurance liabilities, we rely on claim data supplied by our ceding companies and brokers and we employ actuarial and statistical projections.  The information received from our ceding companies is not always timely or accurate, which can contribute to inaccuracies in our loss projections.  Because of the uncertainties that surround our estimates of loss and LAE reserves, we cannot be certain that ultimate losses and LAE payments will not exceed our estimates.  If our reserves are deficient, we would be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings and a reduction of capital.  By way of illustration, during the past five calendar years, the reserve re-estimation process resulted in an increase to our pre-tax net income all years:

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2017	$117.7	increase
2016	91.7	increase
2015	6.5	increase
2014	39.2	decrease
2013	44.6	decrease

The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential asbestos and environmental ("A&E") liabilities.  At December 31, 2017, 4.8% of our gross reserves were comprised of A&E reserves.  A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage.  Legal tactics and judicial and legislative developments affecting the scope of insurers' liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

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

We have entered into affiliated whole account quota share reinsurance agreements for 2002 through 2017 with Bermuda Re but we have decided not to renew the quota share reinsurance agreement with Bermuda Re as of December 31, 2017.  We believe that the terms, conditions and pricing of the quota share agreements reflect arm's length market conditions.  These affiliated reinsurance arrangements allow us to more effectively leverage our capital, expertise, distribution platform and market presence than our stand alone capital position would otherwise allow.

Percentage of ceded written premiums to gross written premiums	2017	2016	2015	2014	2013

Unaffiliated	14.6%	13.6%	8.2%	9.3%	5.0%
Affiliated	38.4%	45.9%	49.9%	48.2%	47.3%

If we are unable to purchase affiliated or unaffiliated reinsurance in the future, we may have to reduce our premium volume and we may be more exposed to reductions in net income from large losses.

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

According to Standard & Poor's, Group ranks among the top ten global reinsurance groups, where  more than 70% of the market share is concentrated.  The worldwide net premium written by the Top 40 global reinsurance groups, for both life and non-life business, was estimated to be $201 billion in 2016 according to data compiled by Standard & Poor's.  The leaders in this market are Swiss Re, Munich Re, Hannover Rueck SE, Berkshire Hathaway Re, SCOR SE, RGA and syndicates at Lloyd's of London.  Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships throughout the industry, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and the entry of alternative capital market products and vehicles provide additional sources of reinsurance and insurance capacity and increased competition.

We are dependent on our key personnel.

Our success has been, and will continue to be, dependent on our ability to retain the services of our existing key executive officers and to attract and retain additional qualified personnel in the future.  The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business.  Generally, we consider key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: Chairman, President and Chief Executive Officer, Dominic J. Addesso (age 64), Executive Vice President and Chief Financial Officer, Craig Howie (age 54), Executive Vice President and Chief Executive Officer Reinsurance Division, John P. Doucette (age 52), Executive Vice President, General Counsel, Chief Compliance Officer and Secretary Sanjoy Mukherjee (age 51) and Executive Vice President, President and

Chief Executive Officer of the Everest Insurance® Division, Jonathan Zaffino (age 45).  Through Group and its affiliates, we have employment contracts with Mr. Addesso, Mr. Howie, Mr. Doucette, Mr. Mukherjee and Mr. Zaffino, which have been filed with the SEC and provide for terms of employment ending on December 31, 2019 for Mr. Addesso, April 1, 2019 for Mr. Howie, June 1, 2019 for Mr. Doucette, January 1, 2020 for Mr. Mukherjee and September 6, 2020 for Mr. Zaffino.

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

	At
(Dollars in millions)	December 31, 2017	% of Total
Mortgage-backed securities
Commercial	$51.7	0.6%
Agency residential	113.3	1.3%
Non-agency residential	0.1	0.0%
Other asset-backed	138.0	1.5%
Total asset-backed	303.1	3.4%
Other fixed income	4,668.8	52.4%
Total fixed income, at market value	4,971.9	55.8%
Equity securities, at fair value	822.4	9.2%
Other invested assets, at market value	838.7	9.4%
Other invested assets, at fair value	1,807.5	20.3%
Cash and short-term investments	471.0	5.3%
Total investments and cash	$8,911.5	100.0%

We may experience foreign currency exchange losses that reduce our net income and capital levels.

Through our international operations, we conduct business in a variety of foreign (non-U.S.) currencies, principally the Canadian dollar and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations, especially relative to the U.S. dollar, may materially impact our results and financial position.  In 2017, we wrote approximately 15.3% of our coverages in non-U.S. currencies; as of December 31, 2017, we maintained approximately 10.5% of our investment portfolio in investments denominated in non-U.S. currencies. During 2017, 2016 and 2015, the impact on our quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $12.3 million to a gain of $15.4 million.

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

As a result of the previous dislocation of the financial markets, Congress and the previous Presidential administration in the United States implemented changes in the way the financial services industry is regulated.  Some of these changes are also impacting the insurance industry. For example, the United States Department of Treasury established the Federal Insurance Office with the authority to monitor all aspects of the insurance sector, monitor the extent to which traditionally underserved communities and consumers have access to affordable non-health insurance products, to represent the United States on prudential aspects of international insurance matters, to assist with administration of the Terrorism Risk Insurance Program and to advise on important national and international insurance matters.  In addition, several European regulatory bodies are in process of updating existing or developing new capital adequacy directives for insurers and reinsurers.  The future impact of such initiatives or new initiatives from the incoming Presidential administration, if any, on our operation, net income (loss) or financial condition cannot be determined at this time.

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

RISK RELATING TO TAXATION

If U.S. tax law changes, our net income may be impacted.

The recently enacted Tax Cut and Jobs Act ("TCJA") includes a provision for additional taxes on reinsurance transactions with affiliates in foreign jurisdictions.  Such affiliated reinsurance transactions are now subject to a Base Erosion and Anti-abuse Tax ("BEAT") of 5% in 2018, 10% from 2019 to 2025 and 12.5% thereafter.  In addition, it is anticipated that new regulations will be issued with respect to the BEAT.  These new regulations may further limit the ability of the Company to execute alternative capital balancing transactions with unrelated parties.  This would further impact our net income and effective tax rate.

ITEM 1B.              UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Everest Re's corporate offices are located in approximately 230,500 square feet of leased office space in Liberty Corner, New Jersey.  The Company's other eighteen locations occupy a total of approximately 168,876 square feet, all of which are leased.  Management believes that the above described office space is adequate for its current and anticipated needs.

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

Market Information and Holder of Common Stock.
As of December 31, 2017, all of the Company's common stock was owned by Holdings Ireland and was not publicly traded.

Dividend History and Restrictions.
The Company did not pay any dividends in 2017, 2016 and 2015.  The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, financial condition, business needs and growth objectives, capital and surplus requirements of its operating subsidiaries, regulatory restrictions, rating agency considerations and other factors.  As an insurance holding company, the Company is dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its stockholder.  The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law.  Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $3,391.9 million at December 31, 2017, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner.  During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress.  Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of an insurer's statutory surplus as of the end of the prior calendar year or (2) the insurer's statutory net income, not including realized capital gains, for the prior calendar year.  The maximum amount that is available for the payment of dividends by Everest Re in 2017 without prior regulatory approval is $339.2 million.

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  There was an unprecedented series of catastrophes in the third quarter of 2017 with Hurricanes Harvey, Irma and Maria, as well as a significant earthquake in Mexico City.  Additional catastrophe events occurred in the fourth quarter of 2017 with the wildfires in California and Hurricanes Nate and Ophelia.  The total industry losses for all of these events could exceed $100 billion.  This is the second consecutive year with higher than average catastrophe losses. During 2016, catastrophe losses included the Fort McMurray Canadian wildfire, Hurricane Matthew which affected a large area of the Caribbean and southeastern United States, storms and an earthquake in Ecuador.  There are industry reports that the catastrophe losses for 2016 reached their highest level in four years and the United States experienced the most loss events since 1980 and the highest total losses since 2012.  While the future impact on market conditions from these catastrophes cannot be determined at this time, there was some firming in the markets impacted by the 2016 catastrophes and as catastrophe losses increased in 2017, there is a growing industry consensus that there will be a general firming of the (re)insurance markets resulting in rate increases, not only for catastrophe exposures, but also potentially for most other lines of business.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder's equity for the periods indicated:

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2017	2016	2015	2017/2016	2016/2015
Gross written premiums	$5,788.5	$5,063.7	$4,995.6	14.3%	1.4%
Net written premiums	2,723.8	2,048.1	2,093.3	33.0%	-2.2%

REVENUES:
Premiums earned	$1,949.6	$2,094.0	$2,143.8	-6.9%	-2.3%
Net investment income	286.3	264.8	273.3	8.1%	-3.1%
Net realized capital gains (losses)	161.6	(28.9)	50.3	NM	-157.5%
Other income (expense)	23.8	(10.5)	29.3	NM	-136.0%
Total revenues	2,421.2	2,319.4	2,496.6	4.4%	-7.1%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,039.8	1,350.3	1,319.6	51.1%	2.3%
Commission, brokerage, taxes and fees	210.9	281.4	312.3	-25.1%	-9.9%
Other underwriting expenses	254.9	245.0	214.8	4.0%	14.0%
Corporate expense	7.4	8.3	7.2	-10.7%	15.3%
Interest, fee and bond issue cost amortization expense	31.2	35.4	35.4	-12.0%	0.0%
Total claims and expenses	2,544.1	1,920.4	1,889.3	32.5%	1.6%

INCOME (LOSS) BEFORE TAXES	(123.0)	399.0	607.3	-130.8%	-34.3%
Income tax expense (benefit)	(201.2)	97.3	194.9	NM	-50.1%
NET INCOME (LOSS)	$78.2	$301.6	$412.4	-74.1%	-26.9%

RATIOS:				Point Change
Loss ratio	104.6%	64.5%	61.6%	40.1	2.9
Commission and brokerage ratio	10.8%	13.4%	14.6%	(2.6)	(1.2)
Other underwriting expense ratio	13.1%	11.7%	9.9%	1.4	1.8
Combined ratio	128.5%	89.6%	86.1%	38.9	3.5

	At December 31,			Percentage Increase/ (Decrease)
(Dollars in millions)	2017	2016	2015	2017/2016	2016/2015
Balance sheet data:
Total investments and cash	$8,911.5	$9,842.7	$9,516.3	-9.5%	3.4%
Total assets	17,888.5	17,083.4	16,689.0	4.2%	2.4%
Loss and loss adjustment expense reserves	9,343.0	8,331.3	7,940.7	12.1%	4.9%
Total debt	633.4	633.2	633.0	0.0%	0.0%
Total liabilities	12,475.8	11,784.9	11,730.6	5.1%	0.5%
Stockholder's equity	5,412.7	5,298.6	4,958.3	2.2%	6.9%

(Some amounts may not reconcile due to rounding)
(NM, not meaningful)

Revenues.
Premiums.  Gross written premiums increased by 14.3% to $5,788.5 million in 2017, compared to $5,063.7 million in 2016, reflecting a $537.7 million, or 15.8%, increase in our reinsurance business and a $187.1 million, or 11.2%, increase in our insurance business.  The increase in reinsurance premiums was mainly due to the new crop reinsurance transactions, increases in treaty property and financial lines of business and the influx of reinstatement premiums related to multiple catastrophe events in the third quarter.  The rise in insurance premiums was primarily due to increases in many lines of business, including property, retail casualty and accident and health, partially offset by the impact of the sale of Heartland.  Net written premiums increased by 33.0% to $2,723.8 million in 2017, compared to $2,048.1 million in 2016.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the impact of changes in affiliated quota share contracts, particularly the non-renewal of the quota share agreement between Everest Re and Bermuda Re as of December 31, 2017, which resulted in a $799.0 million increase to net written premiums in 2017. Premiums earned decreased by 6.9% to $1,949.6 million in 2017, compared to $2,094.0 million in 2016.  The change in premiums earned relative to net written premiums is partially due to the impact of the non-renewal of the quota share contract between Everest Re and Bermuda Re and is also the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Net Investment Income.  Net investment income increased 8.1% to $286.3 million in 2017 compared with net investment income of $264.8 million in 2016.  Net pre-tax investment income as a percentage of average invested assets was 3.2% in 2017, compared to 2.8% in 2016.  The increases in income and yield in 2017 were primarily the result of higher income from our limited partnerships and higher income from the growing fixed income portfolio, partially offset by lower dividend income from our equity portfolio.

Net investment income decreased by 3.1% to $264.8 million in 2016 compared with net investment income of $273.3 million in 2015.  Net pre-tax investment income as a percentage of average invested assets was 2.8% in 2016 compared to 3.1% in 2015.  The decline in income and yield in 2016 compared to the prior year was primarily the result of dividends from affiliated investments.  In December 2015, the Company exchanged its investment in Parent's shares to convertible preferred stock of Everest Preferred International Holdings, Ltd. ("Preferred Holdings"), another affiliated entity.  Dividends from the convertible preferred stock in 2016 were $31.0 million compared to $38.9 million of dividends received from the Parent's shares in 2015.  In addition, there were lower reinvestment rates for the fixed income portfolios and lower dividends from equity securities, partially offset by higher income from our limited partnerships.

Net Realized Capital Gains (Losses).  Net realized capital gains were $161.6 million in 2017, net realized capital losses were $28.9 million in 2016 and net realized capital gains were $50.3 million in 2015.  The net realized capital gains of $161.6 million were comprised of $158.5 million of gains from fair value re-measurements on equity securities and other invested assets and $9.1 million of gains from sales on our fixed maturity and equity portfolio, partially offset by $6.1 million of other-than-temporary impairments.  The net realized losses of $28.9 million in 2016 were comprised of a realized capital loss of $28.0 million from the sale of our Heartland subsidiary, $25.7 million of other-than-temporary impairments and $21.1 million of losses from sales on our fixed maturity and equity securities, partially offset by $45.9 million of gains from fair value re-measurements on fixed maturity securities, equity securities and other invested assets. The $50.3 million of net realized capital gains in 2015 were comprised of a $94.7 million gain on the sale of a subsidiary and $44.1 million of net gains from sales on our fixed maturity and equity securities, partially offset by $78.8 million of other-than-temporary impairments and $9.6 million of losses from fair value re-measurements on equity securities and other invested assets.

Other Income (Expense).  We recorded other income of $23.8 million in 2017, other expense of $10.5 million in 2016 and other income of $29.3 million in 2015.  The changes were primarily the result of fluctuations in foreign currency exchange rates.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses ("LAE") for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional (a)	$1,200.6	61.5%		$(102.3)	-5.2%		$1,098.4	56.3%
Catastrophes	956.9	49.1%		(15.5)	-0.8%		941.4	48.3%
Total	$2,157.5	110.6%		$(117.7)	-6.0%		$2,039.8	104.6%

2016
Attritional (a)	$1,287.2	61.5%		$(46.1)	-2.2%		$1,241.1	59.3%
Catastrophes	154.8	7.4%		(45.6)	-2.2%		109.2	5.2%
Total	$1,442.0	68.9%		$(91.7)	-4.4%		$1,350.3	64.5%

2015
Attritional (a)	$1,282.9	59.8%		$4.7	0.3%		$1,287.6	60.1%
Catastrophes	43.1	2.0%		(11.2)	-0.5%		31.9	1.5%
Total	$1,326.0	61.8%		$(6.5)	-0.2%		$1,319.6	61.6%

Variance 2017/2016
Attritional (a)	$(86.6)	-	pts	$(56.2)	(3.0)	pts	$(142.7)	(3.0)	pts
Catastrophes	802.1	41.7	pts	30.1	1.4	pts	832.2	43.1	pts
Total	$715.5	41.7	pts	$(26.1)	(1.6)	pts	$689.5	40.1	pts

Variance 2016/2015
Attritional (a)	$4.3	1.7	pts	$(50.8)	(2.5)	pts	$(46.5)	(0.8)	pts
Catastrophes	111.7	5.4	pts	(34.4)	(1.7)	pts	77.3	3.7	pts
Total	$116.0	7.1	pts	$(85.2)	(4.2)	pts	$30.7	2.9	pts

(a) Attritional losses exclude catastrophe losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 51.1% to $2,039.8 million in 2017 compared to $1,350.3 million in 2016, primarily due to an increase of $802.1 million in current year catastrophe losses and less favorable development of $30.1 million on prior year catastrophe losses in 2017 compared to 2016.  These increases were partially offset by a decrease of $86.6 million of current year attritional losses, mainly due to the impact of the decline in premiums earned and an additional $56.2 million of favorable development on prior years attritional losses in 2017 compared to 2016.  The $102.3 million of favorable development on prior years attritional losses in 2017 was mainly comprised of $68.8 million of favorable development on reinsurance business related to property and short tail business in the United States, partially offset by $25.2 million of adverse development on A&E reserves and $33.5 million of favorable development on insurance business, mainly related to workers compensation business.  The current year catastrophe losses of $956.9 million in 2017 related to Hurricane Irma ($333.7 million), Hurricane Maria ($268.1 million), Hurricane Harvey ($235.8 million), the Northern California wildfires ($75.3 million), the South Africa Knysna fires ($9.6 million), the Mexico City earthquake ($9.3 million), Cyclone Debbie in Australia ($8.5 million), the Peru storms ($7.1 million), the 2017 US Midwest storms ($5.0 million) and the Southern California wildfires ($4.4 million). Current year catastrophe losses of $154.8 million in 2016 were related to Hurricane Matthew ($62.3 million), the Fort McMurray Canada wildfire ($26.6 million), the 2016 U.S. Storms ($25.7 million), the Ecuador earthquake ($11.6 million), the 2016 Taiwan earthquake ($7.5 million), the Tennessee wildfire ($7.3 million), the New Zealand earthquake ($6.9 million) and Hurricane Hermine ($6.8 million).

Incurred losses and LAE increased by 2.3% to $1,350.3 million in 2016 compared to $1,319.6 million in 2015, primarily due to an increase of $111.7 million in current year catastrophe losses, partially offset by higher favorable prior years attritional development of $50.8 million and higher favorable prior years catastrophe development of $34.4 million in 2016 compared to 2015.  The $46.1 million of favorable prior years attritional loss development in 2016 was comprised of $142.6 million of favorable development in the reinsurance segments, partially offset by $96.5 million in the insurance segment.  The favorable development in the reinsurance segments is primarily due to property and short-tail business in the U.S., as well as, property business in Canada, Latin America, the Middle East and Africa, partially offset by $45.7 million of adverse development on A&E.  Part of the favorable development in the reinsurance segments related to the 2015 loss from the explosion at the Chinese port of Tianjin.  In 2015, this loss was originally estimated to be $21.6 million.  At December 31, 2016, this loss was projected to be $6.3 million resulting in $15.3 million of favorable development.  The adverse development in the insurance segment is primarily attributable to run-off construction liability and umbrella program business.  The $45.6 million of prior years' catastrophe development mainly related to the 2015 Chile earthquake, the 2011 Japan earthquake and the 2015 U.S. storms.  The current year catastrophe losses of $154.8 million in 2016 are outlined above.  Current year catastrophe losses were $43.1 million in 2015 and related to the 2015 Chilean earthquake ($17.4 million), Northern Chile storms ($9.6 million), the 2015 US Storms ($8.1 million) and the New South Wales storms ($8.0 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees decreased by 25.1% to $210.9 million in 2017 compared to $281.4 million in 2016.  The decrease was primarily due to the impact of the decrease in premiums earned, the impact of higher reinstatement premiums in 2017 and the impact of changes in affiliated quota share contracts.

Commission, brokerage, taxes and fees decreased by 9.9% to $281.4 million in 2016 compared to $312.3 million in 2015.  This change was primarily due to the impact of the decrease in premiums earned, the impact of affiliated quota share agreements and the changes in the mix of business.

Other Underwriting Expenses.  Other underwriting expenses were $254.9 million, $245.0 million and $214.8 million in 2017, 2016 and 2015, respectively.  The increase in other underwriting expenses between the years was mainly due to costs incurred related to the expansion of the insurance business.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, have remained consistent at $7.4 million, $8.3 million and $7.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense were $31.2 million, $35.4 million and 35.4 million in 2017, 2016 and 2015, respectively.  The decreases in expense for 2017 was primarily due to the conversion of the long term subordinated notes from a fixed rate of 6.6% to a floating rate, which is reset quarterly per the note agreement.  The floating rate was 3.8% as of December 31, 2017.

Income Tax Expense (Benefit).  We had an income tax benefit of $201.2 million in 2017, which includes $123.1 million of tax benefit related to the enactment of the TCJA, and income tax expense of $97.3 million and $194.9 million for December 31, 2016, and 2015, respectively.  Variations in taxes generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses) as well as changes in tax exempt investment income and creditable foreign taxes.  The change in income tax expense (benefit) for 2017 compared to 2016 was primarily due to the significant catastrophe losses incurred in 2017.

The TCJA, which was enacted on December 22, 2017, caused the Company to record income tax benefit of $123.1 million in 2017.  This income tax provision reflects the lower 21% tax expense/(benefit) to be realized by the Company under the TCJA upon the reversal of the temporary differences in its deferred tax inventory account versus the 35% tax expense/(benefit) that had been expected before the TCJA.  In 2018, the Company expects to record adjustments to the amount of tax benefit it recorded in 2017 with respect to the TCJA as estimated amounts are finalized.  The adjustments are not expected to be significant to the Company's results.

Net Income (Loss).
Our net income was $78.2 million, $301.6 million and $412.4 million in 2017, 2016 and 2015, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio increased by 38.9 points to 128.5% in 2017, compared to 89.6% in 2016.  The loss ratio components increased 40.1 points in 2017 over the same period last year.  The changes were mainly due to the increases in current year catastrophe losses.  The commission and brokerage ratio components decreased to 10.8% in 2017 from 13.4% in 2016.  The decrease reflects changes in the mix of business, the impact of affiliated quota share contracts and the impact from reinstatement premiums.  The other underwriting expense ratios increased to 13.1% in 2017 from 11.7% in 2016. The increase in 2017 was due to costs associated with the continued expansion of the insurance business, partially offset by lower variable compensation costs.

Our combined ratio increased by 3.5 points to 89.6% in 2016 compared to 86.1% in 2015.  The loss ratio component increased 2.9 points in 2016 over the same period last year. The change was mainly due to the increase in current year catastrophes in 2016 compared to 2015, partially offset by more favorable development on prior years attritional losses and prior years catastrophe losses year over year.  The commission and brokerage ratio components decreased 1.2 points to 13.4% in 2016 from 14.6% in 2015 due to the impact of affiliated quota share agreements and changes in the mix of business.  The other underwriting expense ratio components increased 1.8 points in 2016 over the same period last year due to the increased focus on the expansion of the insurance business.

Stockholder's Equity.
Stockholder's equity increased by $114.2 million to $5,412.7 million at December 31, 2017 from $5,298.6 million at December 31, 2016, principally as a result of $78.2 million of net income, $37.4 million of net foreign currency translation adjustments, $6.5 million of net benefit plan obligation adjustments and $0.3 million of share-based compensation transactions, partially offset by $8.2 million of net unrealized depreciation on investments, net of tax.

Stockholder's equity increased by $340.3 million to $5,298.6 million at December 31, 2016 from $4,958.3 million at December 31, 2015, principally as a result of $301.6 million of net income, $25.4 million of net unrealized appreciation on investments, net of tax, $12.8 million of share-based compensation transactions and $2.8 million of net foreign currency translation adjustments, partially offset by $2.4 million of net benefit plan obligation adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income increased by 8.1% to $286.3 million in 2017 compared to $264.8 million in 2016. The increase in 2017 were primarily due to an increase in limited partnership income and higher income from the growing fixed income portfolio, partially offset by lower dividend income from our equity portfolio.

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

The following table shows the components of net investment income for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Fixed maturities	$193.7	$182.1	$188.3
Equity securities	25.9	32.3	34.4
Short-term investments and cash	2.9	1.2	1.0
Other invested assets
Limited partnerships	36.6	25.2	19.6
Dividends from Parent's shares	-	-	38.9
Dividends from preferred shares of affiliate	31.0	31.0	-
Other	6.7	1.0	1.8
Gross investment income before adjustments	296.8	272.9	284.0
Funds held interest income (expense)	5.0	6.1	5.6
Interest income from Parent	4.3	4.3	4.3
Gross investment income	306.0	283.3	293.9
Investment expenses	(19.8)	(18.5)	(20.6)
Net investment income	$286.3	$264.8	$273.3

(Some amounts may not reconcile due to rounding.)

The following table shows a comparison of various investment yields for the periods indicated:

	2017	2016	2015
Imbedded pre-tax yield of cash and invested assets at December 31	3.4%	2.9%	2.9%
Imbedded after-tax yield of cash and invested assets at December 31	2.7%	2.0%	2.1%

Annualized pre-tax yield on average cash and invested assets	3.2%	2.8%	3.1%
Annualized after-tax yield on average cash and invested assets	2.2%	2.0%	2.2%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Years Ended December 31,			2017/2016	2016/2015
(Dollars in millions)	2017	2016	2015	Variance	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$31.3	$18.6	$10.9	$12.7	$7.7
Losses	(28.9)	(25.6)	(47.2)	(3.3)	21.6
Total	2.5	(7.0)	(36.3)	9.5	29.3

Fixed maturity securities, fair value
Gains	-	0.3	-	(0.3)	0.3
Losses	-	(1.9)	-	1.9	(1.9)
Total	-	(1.6)	-	1.6	(1.6)

Equity securities, fair value
Gains	23.2	16.2	26.1	7.0	(9.9)
Losses	(16.7)	(28.8)	(34.1)	12.1	5.3
Total	6.6	(12.6)	(8.0)	19.2	(4.6)

Other invested assets, fair value
Gains on exchange	0.1	-	88.4	0.1	(88.4)
Losses	-	-	-	-	-
Total	0.1	-	88.4	0.1	(88.4)

Total net realized gains (losses) from sales
Gains	54.6	35.1	125.4	19.5	(90.3)
Losses	(45.6)	(56.3)	(81.3)	10.7	25.0
Total	9.1	(21.1)	44.1	30.2	(65.3)

Gain (loss) on sale of subsidiary:	-	(28.0)	94.7	28.0	(122.7)

Other than temporary impairments:	(6.1)	(25.7)	(78.8)	19.6	53.1

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	-	1.4	-	(1.4)	1.4
Equity securities, fair value	117.7	51.1	(39.1)	66.6	90.2
Other invested assets, fair value	40.8	(6.6)	29.5	47.4	(36.1)
Total	158.5	45.9	(9.6)	112.6	55.5

Total net realized gains (losses)	$161.6	$(28.9)	$50.3	$190.5	$(79.2)

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $161.6 million in 2017, net realized capital losses were $28.9 million in 2016, and net realized capital gains were $50.3 million in 2015.  In 2017, we recorded $158.5 million of gains from fair value re-measurements on equity securities and other invested assets and $9.1 million of gains from sales on our fixed maturity and equity securities, partially offset by $6.1 million of other-than-temporary impairments.  In 2016, we recorded a realized capital loss of $28.0 million from the sale of our Heartland subsidiary, $25.7 million of other-than-temporary impairments and $21.1 million of net realized capital losses from sales of fixed maturity and equity securities, partially offset by $45.9 million of net realized capital gains due to fair value re-measurements on fixed maturity securities, equity securities and other invested assets.  In 2015, we recorded a $94.7 million gain on the sale of a subsidiary and $44.1 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $78.8 million of other-than-temporary impairments and $9.6 million of net realized capital losses due to fair value re-measurements on equity securities and other invested assets.  The fixed maturity and equity sales related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,			2017/2016		2016/2015
(Dollars in millions)	2017	2016	2015	Variance	% Change	Variance	% Change
Gross written premiums	$2,593.1	$2,125.8	$2,147.9	$467.3	22.0%	$(22.1)	-1.0%
Net written premiums	1,135.6	930.2	899.9	205.4	22.1%	30.3	3.4%

Premiums earned	$858.2	$990.1	$951.5	$(131.9)	-13.3%	$38.6	4.1%
Incurred losses and LAE	912.1	554.1	413.3	358.0	64.6%	140.8	34.1%
Commission and brokerage	160.3	189.5	199.0	(29.2)	-15.4%	(9.5)	-4.8%
Other underwriting expenses	55.9	54.1	50.1	1.8	3.3%	4.0	8.0%
Underwriting gain (loss)	$(270.2)	$192.4	$289.1	$(462.5)	-240.5%	$(96.7)	-33.4%

					Point Chg		Point Chg
Loss ratio	106.3%	56.0%	43.4%		50.3		12.6
Commission and brokerage ratio	18.7%	19.1%	20.9%		(0.4)		(1.8)
Other underwriting expense ratio	6.5%	5.5%	5.3%		1.0		0.2
Combined ratio	131.5%	80.6%	69.6%		50.9		11.0

(Some amounts may not reconcile due to rounding)

Premiums.  Gross written premiums increased by 22.0% to $2,593.1 million in 2017 from $2,125.8 million in 2016, primarily due to an increase in the new crop reinsurance business, an increase in treaty property business, the influx of reinstatement premiums due to the catastrophe losses and an increase in mortgage business.  Net written premiums increased by 22.1% to $1,135.6 million in 2017 compared to $930.2 million in 2016, partially due to the changes in affiliated quota agreements including the non-renewal of the quota share agreement between Everest Re and Bermuda Re. Premiums earned decreased 13.3% to $858.2 million in 2017 compared to $990.1 million in 2016.  The change in premiums earned relative to net written premiums is partially due to the impact of the non-renewal of the quota share contract between

Everest Re and Bermuda Re and is also the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$522.3	61.0%		$(80.4)	-9.4%		$441.9	51.6%
Catastrophes	485.2	56.5%		(15.1)	-1.8%		470.2	54.7%
Total segment	$1,007.5	117.5%		$(95.5)	-11.2%		$912.1	106.3%

2016
Attritional	$555.5	56.1%		$(49.0)	-4.9%		$506.5	51.2%
Catastrophes	67.0	6.8%		(19.5)	-2.0%		47.6	4.8%
Total segment	$622.5	62.9%		$(68.5)	-6.9%		$554.1	56.0%

2015
Attritional	$473.5	49.8%		$(63.7)	-6.8%		$409.8	43.0%
Catastrophes	8.4	0.9%		(4.9)	-0.5%		3.5	0.4%
Total segment	$481.9	50.7%		$(68.6)	-7.2%		$413.3	43.4%

Variance 2017/2016
Attritional	$(33.2)	4.9	pts	$(31.4)	(4.5)	pts	$(64.6)	0.4	pts
Catastrophes	418.2	49.7	pts	4.4	0.2	pts	422.6	49.9	pts
Total segment	$385.0	54.6	pts	$(27.0)	(4.3)	pts	$358.0	50.3	pts

Variance 2016/2015
Attritional	$82.0	6.3	pts	$14.7	1.9	pts	$96.7	8.2	pts
Catastrophes	58.6	5.9	pts	(14.6)	(1.5)	pts	44.1	4.4	pts
Total segment	$140.6	12.2	pts	$0.1	0.3	pts	$140.8	12.6	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 64.6% to $912.1 million in 2017 compared to $554.1 million in 2016, primarily due to an increase of $418.2 million in current year catastrophe losses, partially offset by $31.4 million of more favorable development on prior years attritional losses in 2017 compared to 2016.  The $80.4 million of favorable development on prior years attritional losses in 2017 was mainly related to property and short-tail business, partially offset by $25.2 million of adverse development on A&E reserves. The current year catastrophe losses of $485.2 million in 2017 related to Hurricane Irma ($200.5 million), Hurricane Harvey ($185.4 million), the Northern California wildfires ($73.6 million), Hurricane Maria ($20.8 million), the Southern California wildfires ($3.6 million) and the 2017 US Midwest storms ($2.6 million).  The current year catastrophe losses of $67.0 million in 2016 related to Hurricane Matthew ($43.1 million), the 2016 U.S. Storms ($10.2 million), the Tennessee wildfire ($7.3 million) and Hurricane Hermine ($6.7 million).

Incurred losses increased by 34.1% to $554.1 million in 2016 compared to $413.3 million in 2015, primarily due to an increase of $82.0 million in current year attritional losses, resulting mainly from the impact of the increase in premiums earned and impact of the new crop reinsurance contract effective upon the sale of Heartland, and an increase of $58.6 million in current year catastrophe losses.  The $49.0 million of favorable prior years attritional loss development in 2016 is primarily due to U.S. property and marine business, partially offset by $47.1 million of adverse development on A&E reserves.  There was also an increase in favorable development of $14.6 million on prior years catastrophe losses in 2016 compared to 2015.  The $19.5 million of favorable development on prior years catastrophes in 2016 mainly related to the 2011 Japan earthquake ($10.3 million), the 2015 U.S. storms ($5.8 million) and the 2013 U.S. storms ($4.8 million).  The current year catastrophe losses of $67.0 million in 2016 are outlined above.  The $8.4 million of current year catastrophe losses in 2015 were mainly due to the 2015 US Storms ($8.2 million).

Segment Expenses.  Commission and brokerage decreased by 15.4% to $160.3 million in 2017 compared to $189.5  million in 2016.  The decrease is mainly due to the impact of the influx of reinstatement premiums in 2017, the impact of affiliated quota share contracts and changes in the mix of business.  Segment other underwriting expenses increased slightly to $55.9 million in 2017 from $54.1 million in 2016.

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

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Years Ended December 31,			2017/2016		2016/2015
(Dollars in millions)	2017	2016	2015	Variance	% Change	Variance	% Change
Gross written premiums	$1,339.5	$1,269.1	$1,374.0	$70.4	5.5%	$(104.9)	-7.6%
Net written premiums	615.4	497.6	562.7	117.8	23.7%	(65.1)	-11.6%

Premiums earned	$502.3	$510.9	$581.2	$(8.6)	-1.7%	$(70.3)	-12.1%
Incurred losses and LAE	622.8	207.6	394.8	415.2	200.0%	(187.2)	-47.4%
Commission and brokerage	101.9	111.5	121.2	(9.6)	-8.6%	(9.6)	-8.0%
Other underwriting expenses	36.3	34.3	34.3	2.0	5.9%	-	0.0%
Underwriting gain (loss)	$(258.7)	$157.5	$30.9	$(416.2)	NM	$126.5	NM

					Point Chg		Point Chg
Loss ratio	124.0%	40.6%	67.9%		83.4		(27.3)
Commission and brokerage ratio	20.3%	21.8%	20.8%		(1.5)		1.0
Other underwriting expense ratio	7.2%	6.8%	6.0%		0.4		0.8
Combined ratio	151.5%	69.2%	94.7%		82.3		(25.5)

(Some amounts may not reconcile due to rounding)
(NM, not meaningful)

Premiums.  Gross written premiums increased by 5.5% to $1,339.5 million in 2017 compared to $1,269.1 million in 2016, primarily due to increases in Middle East, African and Asian business and the positive impact of $22.0 million from the movement of foreign exchange rates, partially offset by a decline in Latin American business.  Net written premiums increased by 23.7% to $615.4 million in 2017 compared to $497.6 million in 2016.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance related to quota share contracts, including the impact of the non-renewal of the quota share contract between Everest Re and Bermuda Re.  Premiums earned decreased 1.7% to $502.3 million in 2017 compared to $510.9 million in 2016.  The change in premiums earned relative to net written premiums is partially due to the impact of the non-renewal of the quota share contract between Everest Re and Bermuda Re and is also the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$255.0	50.8%		$11.6	2.3%		$266.6	53.1%
Catastrophes	357.2	71.1%		(1.0)	-0.2%		356.2	70.9%
Total segment	$612.2	121.9%		$10.6	2.1%		$622.8	124.0%

2016
Attritional	$261.5	51.2%		$(93.6)	-18.3%		$167.9	32.8%
Catastrophes	65.5	12.8%		(25.8)	-5.1%		39.7	7.8%
Total segment	$327.0	64.0%		$(119.4)	-23.4%		$207.6	40.6%

2015
Attritional	$378.1	65.1%		$(11.4)	-2.1%		$366.7	63.0%
Catastrophes	34.7	6.0%		(6.6)	-1.1%		28.1	4.9%
Total segment	$412.8	71.1%		$(18.0)	-3.2%		$394.8	67.9%

Variance 2017/2016
Attritional	$(6.5)	(0.4)	pts	$105.2	20.6	pts	$98.7	20.3	pts
Catastrophes	291.7	58.3	pts	24.8	4.9	pts	316.5	63.1	pts
Total segment	$285.2	57.9	pts	$130.0	25.5	pts	$415.2	83.4	pts

Variance 2016/2015
Attritional	$(116.6)	(13.9)	pts	$(82.2)	(16.2)	pts	$(198.8)	(30.2)	pts
Catastrophes	30.8	6.8	pts	(19.2)	(4.0)	pts	11.6	2.9	pts
Total segment	$(85.8)	(7.1)	pts	$(101.4)	(20.2)	pts	$(187.2)	(27.3)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 200.0% to $622.8 million in 2017 compared to $207.6 million in 2016, primarily due to an increase of $291.7 million in current catastrophe losses, favorable development of $105.2 million on prior years attritional losses and $24.8 million on prior years catastrophe losses. The current year catastrophe losses of $357.2 million in 2017 related to Hurricane Maria ($238.6 million), Hurricane Irma ($79.2 million), the Mexico City earthquake ($10.2 million), the South Africa Knysna fires ($9.9 million), Cyclone Debbie in Australia ($8.4 million), the Peru storms ($7.4 million) and Hurricane Harvey ($3.4 million). The $65.5 million of current year catastrophe losses in 2016 were due to the Fort McMurray Canada wildfire ($24.9 million), Hurricane Matthew ($13.7 million), the Ecuador earthquake ($11.8 million), the 2016 Taiwan earthquake ($7.6 million) and the New Zealand earthquake ($6.9 million).

Incurred losses and LAE decreased by 47.4% to $207.6 million in 2016 compared to $394.8 million in 2015, primarily due to a decrease in current year attritional losses of $116.6 million, more favorable development on prior year attritional losses of $82.2 million and more favorable development of prior year catastrophe losses of $19.2 million, partially offset by an increase of $30.8 million in current year catastrophe losses.  The decrease in attritional losses related to lower losses on Canadian, Latin American, Middle Eastern and African business in 2016 and the impact of the decrease in premiums earned.  The $93.6 million of favorable development on prior years attritional losses was mainly related to property business.  The $65.5 million of current year catastrophe losses in 2016 are outlined above.  The $34.7 million of current year catastrophe losses in 2015 were due to the 2015 Chilean earthquake ($17.4 million), Northern Chile storms ($9.6 million) and the New South Wales storms ($7.8 million).

Segment Expenses.  Commission and brokerage decreased 8.6% to $101.9 million in 2017 compared to $111.5 million in 2016.  The decrease was due to the impact of the decrease in premiums earned, the impact of affiliated quota share agreements and the changes in the mix of business. Segment other underwriting expenses increased slightly to $36.3 million in 2017 compared to $34.3 million in 2016.

Commission and brokerage decreased 8.0% to $111.5 million in 2016 compared to $121.2 million in 2015.  The year over year decrease was mainly due to the impact of the decrease in premiums earned.  Segment other underwriting expenses remained the same at $34.3 million in 2016 and 2015.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Years Ended December 31,			2017/2016		2016/2015
(Dollars in millions)	2017	2016	2015	Variance	% Change	Variance	% Change
Gross written premiums	$1,855.9	$1,668.8	$1,473.8	$187.1	11.2%	$195.0	13.2%
Net written premiums	972.8	620.3	630.7	352.5	56.8%	(10.4)	-1.6%

Premiums earned	$589.1	$593.1	$611.1	$(4.0)	-0.7%	$(18.0)	-2.9%
Incurred losses and LAE	504.9	588.6	511.5	(83.7)	-14.2%	77.1	15.1%
Commission and brokerage	(51.3)	(19.6)	(7.8)	(31.7)	162.0%	(11.8)	150.6%
Other underwriting expenses	162.7	156.6	130.4	6.1	3.9%	26.2	20.1%
Underwriting gain (loss)	$(27.1)	$(132.5)	$(23.0)	$105.4	-79.5%	$(109.5)	NM

					Point Chg		Point Chg
Loss ratio	85.7%	99.2%	83.7%		(13.5)		15.5
Commission and brokerage ratio	-8.7%	-3.3%	-1.3%		(5.4)		(2.0)
Other underwriting expense ratio	27.6%	26.5%	21.3%		1.1		5.2
Combined ratio	104.6%	122.3%	103.8%		(17.7)		18.5

(Some amounts may not reconcile due to rounding)
(NM, not meaningful)

Premiums.  Gross written premiums increased by 11.2% to $1,855.9 million in 2017 compared to $1,668.8 million in 2016.  Excluding the impact of the sale of Heartland, which accounted for $230.4 million of gross written premiums in 2016, gross written premiums increased $417.4 million.  This increase was primarily driven by expansion of many lines of business, including retail casualty, retail property and accident and health.  Net written premiums increased by 56.8% to $972.8 million in 2017 compared to $620.3 million in 2016.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the impact of affiliated quota share agreements, including the impact of the non-renewal of the quota share agreement between Everest Re and Bermuda Re.  Premiums earned decreased slightly to $589.1 million in 2017 compared to $593.1 million in 2016.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$423.4	71.9%		$(33.5)	-5.7%		$389.9	66.2%
Catastrophes	114.5	19.4%		0.6	0.1%		115.0	19.5%
Total segment	$537.9	91.3%		$(32.9)	-5.6%		$504.9	85.7%

2016
Attritional	$470.2	79.2%		$96.5	16.3%		$566.7	95.5%
Catastrophes	22.2	3.7%		(0.3)	0.0%		21.9	3.7%
Total segment	$492.4	82.9%		$96.2	16.3%		$588.6	99.2%

2015
Attritional	$431.4	70.6%		$79.8	13.1%		$511.2	83.7%
Catastrophes	-	0.0%		0.3	0.0%		0.3	0.0%
Total segment	$431.4	70.6%		$80.1	13.1%		$511.5	83.7%

Variance 2017/2016
Attritional	$(46.8)	(7.3)	pts	$(130.0)	(22.0)	pts	$(176.8)	(29.3)	pts
Catastrophes	92.3	15.7	pts	0.9	0.1	pts	93.1	15.8	pts
Total segment	$45.5	8.4	pts	$(129.1)	(21.9)	pts	$(83.7)	(13.5)	pts

Variance 2016/2015
Attritional	$38.8	8.6	pts	$16.7	3.2	pts	$55.5	11.8	pts
Catastrophes	22.2	3.7	pts	(0.6)	-	pts	21.6	3.7	pts
Total segment	$61.0	12.3	pts	$16.1	3.2	pts	$77.1	15.5	pts

(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE decreased by 14.2% to $504.9 million in 2017 compared to $588.6 million in 2016, mainly due to $130.0 million of more favorable development on prior years attritional losses and a decrease of $46.8 million in current year attritional losses, partially offset by an increase of $92.3 million in current year catastrophe losses.  The decrease in current year attritional losses primarily related to changes in the mix of business and the impact of affiliated quota share agreements. The $33.5 million of favorable development on prior years attritional losses in 2017 mainly related to workers compensation business. The current year catastrophe losses of $114.5 million in 2017 primarily related to Hurricane Irma ($53.9 million), Hurricane Harvey ($47.0 million), Hurricane Maria ($8.7 million), the 2017 US Midwest storms ($2.4 million), the Northern California wildfires ($1.7 million) and the Southern California wildfires ($0.8 million).  The $22.2 million of current year catastrophe losses in 2016 were due to the U.S. storms ($15.0 million), Hurricane Matthew ($5.5 million) and the Fort McMurray Canada wildfire ($1.7 million).

Incurred losses and LAE increased by 15.1% to $588.6 million in 2016 compared to $511.5 million in 2015, mainly due to an increase of $38.8 million in current year attritional losses, an increase of $22.2 million in current year catastrophe losses, an increase of $16.7 million in prior years' attritional losses mainly related to run-off construction liability and umbrella business and the impact of increase in premiums earned.  The increase in current year attritional losses primarily related to the impact of several non-catastrophic weather events, a slight deterioration in non-standard automobile business and growth in accident and health business, which tends to have a higher loss ratio.  The $22.2 million of current year catastrophe losses in 2016 are outlined above.  There were no current year catastrophe losses for the year ended December 31, 2015.

Segment Expenses.  Commission and brokerage decreased to ($51.3) million in 2017 compared to ($19.6) million in 2016.  The decrease was mainly due to the impact of changes in the mix of business and the impacts from affiliated quota share agreements.  Segment other underwriting expenses increased to $162.7 million in 2017 compared to $156.6 million in 2016.  The increase was primarily due to the impact of the increased expenses related to the continued build out of the insurance business.

Commission and brokerage decreased to ($19.6) million in 2016 compared to ($7.8) million in 2015.  The decrease was mainly due to the impact of changes in the mix of business and the impacts from affiliated quota share agreements.  Segment other underwriting expenses increased to $156.6 million in 2016 compared to $130.4 million in 2015. The increase was primarily due to increased expenses due to the build out of our insurance platform.

SAFE HARBOR DISCLOSURE
This report contains forward-looking statements within the meaning of the U.S. federal securities laws.  We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws.  In some cases, these statements can be identified by the use of forward-looking words such as "may", "will", "should", "could", "anticipate", "estimate", "expect", "plan", "believe", "predict", "potential" and "intend".  Forward-looking statements contained in this report include information regarding our reserves for losses and LAE, the impact of the TCJA, the adequacy of our provision for uncollectible balances, estimates of our catastrophe exposure, the effects of catastrophic events on our financial statements and the ability of our subsidiaries to pay dividends.  Forward-looking statements only reflect our expectations and are not guarantees of performance.  These statements involve risks, uncertainties and assumptions.  Actual events or results may differ materially from our expectations.  Important factors that could cause our actual events or results to be materially different from our expectations include those discussed under the caption ITEM 1A, "Risk Factors". We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Interest Rate Risk.  Our $8.9 billion investment portfolio, at December 31, 2017, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $165.1 million of mortgage-backed securities in the $4,971.9 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $241.5 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimate on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2017
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$5,524.8	$5,367.4	$5,213.4	$5,061.3	$4,910.9
Market/Fair Value Change from Base (%)	6.0%	3.0%	0.0%	-2.9%	-5.8%
Change in Unrealized Appreciation
After-tax from Base ($)	$202.4	$100.1	$-	$(98.9)	$(196.6)

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2016
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$6,630.2	$6,456.9	$6,276.8	$6,089.0	$5,900.4
Market/Fair Value Change from Base (%)	5.6%	2.9%	0.0%	-3.0%	-6.0%
Change in Unrealized Appreciation
After-tax from Base ($)	$229.7	$117.1	$-	$(122.0)	$(244.6)

We had $9,343.0 million and $8,331.3 million of gross reserves for losses and LAE as of December 31, 2017 and December 31, 2016, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2017
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$657.9	$740.1	$822.4	$904.6	$986.9
After-tax Change in Fair/Market Value	(106.9)	(53.5)	-	53.5	106.9

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2016
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$710.2	$799.0	$887.8	$976.6	$1,065.4
After-tax Change in Fair/Market Value	(115.4)	(57.7)	-	57.7	115.4

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

	Change in Foreign Exchange Rates in Percent
	At December 31, 2017
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(131.8)	$(65.9)	$-	$65.9	$131.8

	Change in Foreign Exchange Rates in Percent
	At December 31, 2016
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(130.8)	$(65.4)	$-	$65.4	$130.8

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013)  Based on our assessment we concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

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

Information for Item 11 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information for Item 12 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information for Item 13 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

The PricewaterhouseCoopers LLP (and its worldwide affiliates) fees incurred are as follows for the periods indicated:

(Dollars in thousands)		2017	2016
(1)	Audit Fees	$2,641.0	$2,092.3
(2)	Audit-Related Fees	133.1	89.7
(3)	Tax Fees	561.5	331.3
(4)	All Other Fees	13.6	6.3

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

Under its Charter and the "Audit and Non-Audit Services Pre-Approval Policy" (the "Policy"), the Audit Committee is required to pre-approve the audit and non-audit services to be performed by the independent auditors.  The Policy mandates specific approval by the Audit Committee for any service that has not received a general pre-approval or that exceeds pre-approved cost levels or budgeted amounts. For both specific and general pre-approval, the Audit Committee considers whether such services are consistent with the SEC's rules on auditor independence.  The Audit Committee also considers whether the independent auditors are best positioned to provide the most effective and efficient service and whether the service might enhance the Company's ability to manage or control risk or improve audit quality.  The Audit Committee is also mindful of the relationship between fees for audit and non-audit services in deciding whether to pre-approve any such services.  It may determine, for each fiscal year, the appropriate ratio between the total amount of  audit, audit-related and tax fees and a total amount of fees for certain permissible non-audit services classified below as "All Other Fees".  All such factors are considered as a whole, and no one factor is determinative. The Audit Committee further considered whether the performance by PricewaterhouseCoopers LLP of the non-audit related services disclosed below is compatible with maintaining their independence.  The Audit Committee approved all of the audit-related fees, tax fees and all other fees for 2017 and 2016.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2018.

EVEREST REINSURANCE HOLDINGS, INC.

By:	/S/DOMINIC J. ADDESSO
Dominic J. Addesso (Chairman, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DOMINIC J. ADDESSO	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2018
Dominic J. Addesso

/S/ CRAIG HOWIE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2018
Craig Howie

/S/ KEITH T. SHOEMAKER	Comptroller (Principal Accounting Officer)	March 30, 2018
Keith T. Shoemaker

INDEX TO EXHIBITS

Exhibit No.

2.	1
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

*10.	4
Employment agreement between Everest National Insurance Company and Jonathan M. Zaffino, dated September 8, 2017, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on September 12, 2017.

*10.	5
Amendment of employment agreement between Everest Global Services, Inc., Everest Re Group, Ltd., Everest Reinsurance Holdings Inc. and Dominic J. Addesso, dated November 20, 2017, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed November 20, 2017

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

E-2

EVEREST REINSURANCE HOLDINGS, INC.
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Pages

Report of Independent Registered Public Accounting Firm		F-2

Consolidated Balance Sheets at December 31, 2017 and 2016		F-3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended
	December 31, 2017, 2016 and 2015	F-4

Consolidated Statements of Changes in Stockholder's Equity for the Years Ended
	December 31, 2017, 2016 and 2015	F-5

Consolidated Statements of Cash Flows for the Years Ended
	December 31, 2017, 2016 and 2015	F-6

Notes to Consolidated Financial Statements		F-7

Schedules

I	Summary of Investments Other Than Investments in Related Parties at December 31, 2017	S-1

II	Condensed Financial Information of Registrant:

	Balance Sheets as of December 31, 2017 and 2016	S-2

	Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015	S-3

	Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015	S-4

	Notes to Condensed Financial Information	S-5

III	Supplementary Insurance Information for the Years Ended
	December 31, 2017, 2016 and 2015	S-6

IV	Reinsurance for the Years Ended December 31, 2017, 2016 and 2015	S-7

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder
      of Everest Reinsurance Holdings, Inc.:

Opinion on the Financial Statements

We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Everest Reinsurance Holdings, Inc. and its subsidiaries as listed in the accompanying index (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 30, 2018

We have served as the Company's auditor since 1996.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par value per share)	2017	2016
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$4,971,921	$5,970,496
(amortized cost: 2017, $4,927,622; 2016, $5,910,494)
Equity securities - available for sale, at fair value	822,375	887,800
Short-term investments	241,506	306,286
Other invested assets (cost: 2017, $835,597; 2016, $613,680)	838,694	613,740
Other invested assets, at fair value	1,807,473	1,766,626
Cash	229,552	297,794
Total investments and cash	8,911,521	9,842,742
Note receivable - affiliated	250,000	250,000
Accrued investment income	35,376	45,323
Premiums receivable	1,301,827	1,128,639
Reinsurance receivables - unaffiliated	1,180,648	887,657
Reinsurance receivables - affiliated	4,940,039	3,686,130
Income Taxes	87,110	-
Funds held by reinsureds	210,939	190,421
Deferred acquisition costs	307,741	68,621
Prepaid reinsurance premiums	346,708	781,384
Other assets	316,603	202,519
TOTAL ASSETS	$17,888,512	$17,083,436

LIABILITIES:
Reserve for losses and loss adjustment expenses	$9,343,028	$8,331,288
Unearned premium reserve	1,607,622	1,312,386
Funds held under reinsurance treaties	40,536	110,836
Commission reserves	21,464	52,037
Other net payable to reinsurers	491,299	815,298
4.868% Senior notes due 6/1/2044	396,834	396,714
6.6% Long term notes due 5/1/2067	236,561	236,462
Accrued interest on debt and borrowings	2,727	3,537
Income taxes	-	148,940
Unsettled securities payable	25,338	27,121
Other liabilities	310,380	350,264
Total liabilities	12,475,789	11,784,883

Commitments and Contingencies (Note 15)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2017 and 2016)	-	-
Additional paid-in capital	387,841	387,567
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of ($299) at 2017 and ($19,549) at 2016	(942)	(36,315)
Retained earnings	5,025,824	4,947,301
Total stockholder's equity	5,412,723	5,298,553
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$17,888,512	$17,083,436

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015

REVENUES:
Premiums earned	$1,949,595	$2,094,049	$2,143,760
Net investment income	286,259	264,807	273,253
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(6,077)	(25,679)	(78,833)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-
Realized gain (loss) on sale of subsidiary	-	(28,032)	94,704
Other net realized capital gains (losses)	167,630	24,770	34,464
Total net realized capital gains (losses)	161,553	(28,941)	50,335
Other income (expense)	23,750	(10,542)	29,256
Total revenues	2,421,157	2,319,373	2,496,604

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,039,751	1,350,280	1,319,561
Commission, brokerage, taxes and fees	210,925	281,424	312,325
Other underwriting expenses	254,886	244,966	214,819
Corporate expenses	7,394	8,277	7,179
Interest, fee and bond issue cost amortization expense	31,183	35,435	35,434
Total claims and expenses	2,544,139	1,920,382	1,889,318

INCOME (LOSS) BEFORE TAXES	(122,982)	398,991	607,286
Income tax expense (benefit)	(201,180)	97,347	194,896

NET INCOME (LOSS)	$78,198	$301,644	$412,390

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(10,536)	4,114	(23,157)
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	2,303	21,273	(817)
Total URA(D) on securities arising during the period	(8,233)	25,387	(23,974)

Foreign currency translation adjustments	37,427	2,849	(54,578)

Benefit plan actuarial net gain (loss) for the period	1,027	(7,488)	5,681
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	5,477	5,073	6,216
Total benefit plan net gain (loss) for the period	6,504	(2,415)	11,897
Total other comprehensive income (loss), net of tax	35,698	25,821	(66,655)

COMPREHENSIVE INCOME (LOSS)	$113,896	$327,465	$345,735

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER'S EQUITY

	Years Ended December 31,
(Dollars in thousands, except share amounts)	2017	2016	2015

COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	387,567	$374,789	$362,293
Share-based compensation plans	274	12,778	12,496
Balance, end of period	387,841	387,567	374,789

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(36,315)	(62,136)	4,519
Net increase (decrease) during the period	35,698	25,821	(66,655)
Reclass due to early adoption of Accounting Standards Update 2018-02	(325)	-	-
Balance, end of period	(942)	(36,315)	(62,136)

RETAINED EARNINGS:
Balance, beginning of period	4,947,301	4,645,657	4,233,267
Net income (loss)	78,198	301,644	412,390
Reclass due to early adoption of Accounting Standards Update 2018-02	325	-	-
Balance, end of period	5,025,824	4,947,301	4,645,657

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$5,412,723	$5,298,553	$4,958,310

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$78,198	$301,644	$412,390
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(170,234)	1,140	(49,602)
Decrease (increase) in funds held by reinsureds, net	(90,410)	(4,445)	4,737
Decrease (increase) in reinsurance receivables	(731,292)	(112,797)	(465,761)
Decrease (increase) in income taxes	(250,118)	62,991	60,494
Decrease (increase) in prepaid reinsurance premiums	436,571	(8,083)	30,985
Increase (decrease) in reserve for losses and loss adjustment expenses	964,415	384,628	184,845
Increase (decrease) in unearned premiums	291,108	(38,271)	(82,494)
Increase (decrease) in other net payable to reinsurers	(329,946)	(371,856)	195,936
Increase (decrease) in losses in course of payment	(31,815)	(42,643)	(51,416)
Change in equity adjustments in limited partnerships	(35,749)	(24,486)	(18,144)
Distribution of limited partnership income	33,629	32,613	45,235
Change in other assets and liabilities, net	(367,338)	15,148	13,349
Non-cash compensation expense	10,212	9,481	8,025
Amortization of bond premium (accrual of bond discount)	17,690	18,051	18,160
Net realized capital (gains) losses	(161,553)	28,941	(50,335)
Net cash provided by (used in) operating activities	(336,632)	252,056	256,404

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	1,005,532	781,744	902,932
Proceeds from fixed maturities sold - available for sale, at market value	1,676,203	704,191	544,955
Proceeds from fixed maturities sold - available for sale, at fair value	-	5,837	1,824
Proceeds from equity securities sold - available for sale, at market value	-	-	16
Proceeds from equity securities sold - available for sale, at fair value	586,496	695,039	567,069
Proceeds from sale of subsidiary (net of cash disposed)	-	47,721	3,934
Distributions from other invested assets	2,327,206	1,756,484	51,494
Cost of fixed maturities acquired - available for sale, at market value	(2,431,780)	(2,110,113)	(1,811,463)
Cost of fixed maturities acquired - available for sale, at fair value	-	(3,940)	(2,436)
Cost of equity securities acquired - available for sale, at fair value	(396,056)	(324,407)	(530,538)
Cost of other invested assets acquired	(2,546,289)	(1,928,119)	(93,728)
Net change in short-term investments	67,164	257,792	(6,145)
Net change in unsettled securities transactions	(40,530)	10,474	(23,447)
Net cash provided by (used in) investing activities	247,946	(107,297)	(395,533)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation, net of expense	(9,938)	3,298	4,472
Net cash provided by (used in) financing activities	(9,938)	3,298	4,472

EFFECT OF EXCHANGE RATE CHANGES ON CASH	30,382	(5,692)	(33,889)

Net increase (decrease) in cash	(68,242)	142,365	(168,546)
Cash, beginning of period	297,794	155,429	323,975
Cash, end of period	$229,552	$297,794	$155,429

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$53,019	$31,018	$131,632
Interest paid	$31,775	35,217	35,217

NON-CASH TRANSACTION:
Transfer of fixed maturities, available for sale, at market value to Bermuda Re as part of	$790,583	$-	$-
settlement for loss portfolio transfer agreement as of 12/31/17
Exchange of common shares of parent company, held as other invested assets at fair value,	$-	$-	$1,773,214
for preferred shares of an affiliated company, held as other invested assets at fair value

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

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

During the third quarter of 2016, the Company established Delaware domiciled property and casualty insurance subsidiaries, Everest Premier and Everest Denali, which are used in the continued expansion of the Insurance operations.

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

B.  Investments.
Fixed maturity investments available for sale, at market value, reflect unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, in stockholder's equity, net of income taxes in "accumulated other comprehensive income (loss)" in the consolidated balance sheets.  Equity securities and other invested assets carried at fair value reflect fair value re-measurements as net realized capital gains and losses in the consolidated statements of operations and comprehensive income (loss).  The Company records changes in fair value for its fixed maturities-available for sale, at market value through stockholder's equity, net of taxes in accumulated other comprehensive income (loss) since cash flows from these investments will be primarily used to settle its reserve for losses and loss adjustment expense liabilities.  The Company anticipates holding these investments for an extended period as the cash flow from interest and maturities will fund the projected payout of these liabilities.  The Company carries all of its equity securities at fair value except for mutual fund investments whose underlying investments are comprised of fixed maturity securities. For equity securities, available for sale, at fair value, the Company reflects changes in value as net realized capital gains and losses since these securities may be sold in the near term depending on financial market conditions.  Interest income on all fixed maturities and dividend income on all equity securities are included as part of net investment income in the consolidated statements of operations and comprehensive income (loss).  Unrealized losses on fixed maturities, which are deemed other-than-temporary and related to the credit quality of a security, are charged to net income (loss) as net realized capital losses.  Short-term investments are stated at cost, which approximates market value.  Realized gains or losses on sales of investments are determined on the basis of identified cost.  For some non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality, and cash flow characteristics of each security.  For other non-publicly traded securities, an investment manager's valuation committee will estimate fair value, and in many instances, these fair values are supported with opinions from qualified independent third parties.  For publicly traded securities, market value is based on quoted market prices or valuation models that use observable market inputs.  When a sector of the financial markets is inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Retrospective adjustments are employed to recalculate the values of asset-backed securities.  Each acquisition lot is reviewed to recalculate the effective yield.  The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition.  Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities.  Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used to effect the calculation of projected and prepayments for pass-through security types.  Other invested assets includes limited partnerships, a private placement liquidity sweep facility and rabbi trusts. Cash contributions to and cash distributions from the sweep facility are reported gross in cash flows from investing activities in the consolidated statements of cash flows. Limited partnerships are accounted for under the equity method of accounting, which can be recorded on a monthly or quarterly lag.  Other invested assets, at fair value, are comprised of convertible preferred stock of Everest Preferred International Holdings, Ltd. ("Preferred Holdings"), an affiliated entity.  The fair value of the Preferred Holdings convertible preferred stock at December 31, 2017 and December 31, 2016 were determined using a pricing model.

C.  Uncollectible Receivable Balances.
The Company provides reserves for uncollectible reinsurance recoverable and premium receivable balances based on management's assessment of the collectability of the outstanding balances.  Such reserves are presented in the table below for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2017	2016
Reinsurance recoverable and premium receivables	$23,011	$23,011

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

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Deferred acquisition costs	$210,925	$281,424	$312,325

E.  Reserve for Losses and Loss Adjustment Expenses.
The reserve for losses and loss adjustment expenses ("LAE") is based on individual case estimates and reports received from ceding companies.  A provision is included for losses and LAE incurred but not reported ("IBNR") based on past experience.  A provision is also included for certain potential liabilities relating to asbestos and environmental ("A&E") exposures, for which liabilities cannot be estimated using traditional reserving techniques.  See also Note 3.  The reserves are reviewed periodically and any changes in estimates are reflected in earnings in the period the adjustment is made. The Company's loss and LAE reserves represent management's best estimate of the ultimate liability.  Loss and LAE reserves are presented gross of reinsurance receivables and incurred losses and LAE are presented net of reinsurance.

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

G.  Prepaid Reinsurance Premiums.
Prepaid reinsurance premiums represent unearned premium reserves ceded to other reinsurers.  Prepaid reinsurance premiums for any foreign reinsurers comprising more than 10% of the outstanding balance at December 31, 2017 were collateralized either through collateralized trust arrangements, rights of offset or letters of credit, thereby limiting the credit risk to the Company.

H.  Income Taxes.
The Company and its wholly-owned subsidiaries file a consolidated U.S. Corporation Income Tax Return.  The Company's foreign subsidiaries and foreign branches of its US subsidiaries file country and local corporation income tax returns as required. Deferred U.S. federal and foreign income taxes have been recorded to recognize the tax effect of temporary differences between the GAAP and income tax bases of assets and liabilities, which arise because of differences between the financial reporting and income tax rules.

I.  Foreign Currency.
As a global entity, the Company transacts business in numerous currencies through business units located around the world.  The base transactional currency for each business unit is determined by the local currency used for most economic activity in that area.  Movements in exchange rates related to assets and liabilities at the business units between the original currency and the base currency are recorded through the consolidated statements of operations and comprehensive income (loss) in other income (expense), except for currency movements related to available for sale investments, which are excluded from net income (loss) and accumulated in stockholder's equity, net of deferred taxes.

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

L. Application of Recently Issued Accounting Standard Changes.
Accounting for Deferred Taxes in Accumulated Other Comprehensive Income (AOCI).  In February 2018, FASB issued ASU 2018-02 which outlines guidance on the treatment of trapped deferred taxes contained within AOCI on the consolidated balance sheets.  The new guidance allows the amount of trapped deferred taxes in AOCI, resulting from the change in the U.S. tax rate from 35% to 21% upon enactment of the Tax Cut and Jobs Act ("TCJA"), to be reclassed as part of retained earnings in the consolidated balance sheets.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2018, but early adoption is allowed. The Company has decided to early adopt the guidance as of December 31, 2017.  The adoption has resulted in a reclass of $325 thousand between AOCI and retained earnings, which is disclosed separately within the consolidated statement of changes in stockholder's equity.

Accounting for Impact on Income Taxes due to Tax Reform. In December 2017, the SEC issued Staff Accounting Bulletin ("SAB") 118 which provides guidance on the application of FASB Accounting Standards Codification ("ASC") Topic 740, Income Taxes, due to the enactment of TCJA.  SAB 118 became effective upon release. The Company has adopted the provisions of SAB 118 with respect to measuring the tax effects for the modifications to the determination of tax basis loss reserves. Because of uncertainty in how the Internal Revenue Service ("IRS") intends to implement the modifications and the necessary transition calculation, the Company has determined that a reasonable estimate cannot be determined and has followed the provisions of the tax laws that were in effect prior to the modifications. In 2018, the Company expects to record adjustments to the amount of tax expense it recorded in 2017 with respect to the TCJA as estimated amounts are finalized.  Further adjustments are not expected to have a material impact on the Company's financial statements.

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

Recognition and Measurement of Financial Instruments.  In January 2016, the FASB issued ASU 2016-01 which outlines revised guidance on the accounting for equity investments. The new guidance states that all equity investments in unconsolidated entities will be measured at fair value, with the change in value being recorded through the income statement rather than being recorded within other comprehensive income. The updated guidance is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company does not expect the adoption of ASU 2016-01 to have a material impact on its financial statements.

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

Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share.  In May 2015, the FASB issued ASU 2015-07, which removes the requirement to categorize, within the fair value hierarchy, investments for which fair values are estimated using the net asset value practical expedient provided by Accounting Standards Codification 820, Fair Value Measurement.  The updated guidance is effective for annual reporting periods beginning after December 15, 2015.  The Company implemented this guidance effective in the fourth quarter of 2016.  The adoption did not have a material impact on the Company's financial statements.

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

2.  REVISIONS TO FINANCIAL STATEMENTS

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

CONSOLIDATED BALANCE SHEETS	December 31, 2016			December 31, 2015
	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands, except par value per share)
ASSETS:
Deferred acquisition costs	$73,924	$(5,303)	$68,621	$92,651	$(6,249)	$86,402
TOTAL ASSETS	$17,088,739	$(5,303)	$17,083,436	$16,695,203	$(6,249)	$16,688,954

LIABILITIES:
Other net payable to reinsurers	$860,391	$(45,093)	$815,298	$1,225,260	$(37,480)	$1,187,780
Income taxes	142,143	6,797	148,940	68,024	4,132	72,156
Total liabilities	11,823,179	(38,296)	11,784,883	11,763,992	(33,348)	11,730,644

STOCKHOLDERS EQUITY:
Retained earnings	4,914,308	32,993	4,947,301	4,618,558	27,099	4,645,657
Total stockholder's equity	5,265,560	32,993	5,298,553	4,931,211	27,099	4,958,310
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$17,088,739	$(5,303)	$17,083,436	$16,695,203	$(6,249)	$16,688,954

CONSOLIDATED STATEMENTS OF OPERATIONS	Year Ended December 31, 2016			Year Ended December 31, 2015
AND COMPREHENSIVE INCOME (LOSS):	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
CLAIMS AND EXPENSES:
Commission, brokerage, taxes and fees	$289,982	$(8,558)	$281,424	$315,069	$(2,744)	$312,325
Total claims and expenses	1,928,940	(8,558)	1,920,382	1,892,062	(2,744)	1,889,318

INCOME (LOSS) BEFORE TAXES	390,433	8,558	398,991	604,542	2,744	607,286
Income tax expense (benefit)	94,683	2,664	97,347	191,889	3,007	194,896

NET INCOME (LOSS)	$295,750	$5,894	$301,644	$412,653	$(263)	$412,390

COMPREHENSIVE INCOME (LOSS)	$321,571	$5,894	$327,465	$345,998	$(263)	$345,735

CONSOLIDATED STATEMENTS OF OPERATIONS	Year Ended December 31, 2014
AND COMPREHENSIVE INCOME (LOSS):	As Previously	Impact of
	Reported	Revisions	As Revised
(Dollars in thousands)
CLAIMS AND EXPENSES:
Commission, brokerage, taxes and fees	$339,402	$(427)	$338,975
Total claims and expenses	1,930,749	(427)	1,930,322

INCOME (LOSS) BEFORE TAXES	657,688	427	658,115
Income tax expense (benefit)	203,562	1,125	204,687

NET INCOME (LOSS)	$454,126	$(698)	$453,428

COMPREHENSIVE INCOME (LOSS)	$370,997	$(698)	$370,299

CONSOLIDATED STATEMENTS OF	Year Ended December 31, 2016			Year Ended December 31, 2015
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised

(Dollars in thousands, except share amounts)
RETAINED EARNINGS:
Balance, beginning of period	$4,618,558	$27,099	$4,645,657	$4,205,905	$27,362	$4,233,267
Net income (loss)	295,750	5,894	301,644	412,653	(263)	412,390
Balance, end of period	4,914,308	32,993	4,947,301	4,618,558	27,099	4,645,657
TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$5,265,560	$32,993	$5,298,553	$4,931,211	$27,099	$4,958,310

CONSOLIDATED STATEMENTS OF	Year Ended December 31, 2014
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of
	Reported	Revisions	As Revised

(Dollars in thousands, except share amounts)
RETAINED EARNINGS:
Balance, beginning of period	$3,751,779	$28,060	$3,779,839
Net income (loss)	454,126	(698)	453,428
Balance, end of period	4,205,905	27,362	4,233,267
TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$4,572,717	$27,362	$4,600,079

CONSOLIDATED STATEMENTS OF CASH FLOWS	Year Ended December 31, 2016			Year Ended December 31, 2015
	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$295,750	$5,894	$301,644	$412,653	$(263)	$412,390
Decrease (increase) in income taxes	60,325	2,666	62,991	57,487	3,007	60,494
Increase (decrease) in other net payable to reinsurers	(364,242)	(7,614)	(371,856)	204,526	(8,590)	195,936
Change in other assets and liabilities, net	16,090	(946)	15,144	7,499	5,846	13,345

CONSOLIDATED STATEMENTS OF CASH FLOWS	Year Ended December 31, 2014
	As Previously	Impact of
	Reported	Revisions	As Revised
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$454,126	$(698)	$453,428
Decrease (increase) in income taxes	68,206	1,125	69,331
Increase (decrease) in other net payable to reinsurers	5,130	(3,216)	1,914
Change in other assets and liabilities, net	81,388	2,789	84,177

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, investments, carried at market value and other-than-temporary impairments ("OTTI") in accumulated other comprehensive income ("AOCI") are as follows for the periods indicated:

	At December 31, 2017
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$671,449	$658	$(7,594)	$664,513	$-
Obligations of U.S. states and political subdivisions	563,789	22,124	(444)	585,469	-
Corporate securities	2,009,665	28,003	(13,459)	2,024,209	129
Asset-backed securities	138,203	207	(386)	138,024	-
Mortgage-backed securities
Commercial	52,121	115	(485)	51,751	-
Agency residential	114,435	511	(1,658)	113,288	-
Non-agency residential	51	7	-	58	-
Foreign government securities	514,048	17,065	(7,493)	523,620	-
Foreign corporate securities	863,861	20,121	(12,993)	870,989	377
Total fixed maturity securities	$4,927,622	$88,811	$(44,512)	$4,971,921	$506

	At December 31, 2016
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$693,005	$2,509	$(4,434)	$691,080	$-
Obligations of U.S. states and political subdivisions	723,938	18,016	(11,970)	729,984	-
Corporate securities	2,119,324	50,665	(15,786)	2,154,203	4,868
Asset-backed securities	136,826	330	(129)	137,027	-
Mortgage-backed securities
Commercial	75,435	510	(452)	75,493	-
Agency residential	721,772	2,365	(8,993)	715,144	-
Non-agency residential	76	12	-	88	-
Foreign government securities	495,572	22,088	(10,383)	507,277	-
Foreign corporate securities	944,546	30,015	(14,361)	960,200	175
Total fixed maturity securities	$5,910,494	$126,510	$(66,508)	$5,970,496	$5,043

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

	At December 31, 2017		At December 31, 2016
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$319,858	$320,746	$394,401	$392,824
Due after one year through five years	2,601,898	2,595,237	2,925,786	2,955,325
Due after five years through ten years	1,051,431	1,069,617	879,762	894,166
Due after ten years	649,625	683,200	776,436	800,429
Asset-backed securities	138,203	138,024	136,826	137,027
Mortgage-backed securities
Commercial	52,121	51,751	75,435	75,493
Agency residential	114,435	113,288	721,772	715,144
Non-agency residential	51	58	76	88
Total fixed maturity securities	$4,927,622	$4,971,921	$5,910,494	$5,970,496

The changes in net unrealized appreciation (depreciation) for the Company's investments are derived from the following sources for the periods as indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(11,166)	$33,883
Fixed maturity securities, other-than-temporary impairment	(4,537)	5,113
Other invested assets	3,037	60
Change in unrealized appreciation (depreciation), pre-tax	(12,666)	39,056
Deferred tax benefit (expense)	2,845	(11,880)
Deferred tax benefit (expense), other-than-temporary impairment	1,588	(1,789)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$(8,233)	$25,387

The Company frequently reviews all of its fixed maturity, available for sale securities for declines in market value and focuses its attention on securities whose fair value has fallen below 80% of their amortized cost at the time of review.  The Company then assesses whether the decline in value is temporary or other-than-temporary.  In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information.  Generally, a change in a security's value caused by a change in the market, interest rate or foreign exchange environment does not constitute an other-than-temporary impairment, but rather a temporary decline in market value.  Temporary declines in market value are recorded as unrealized losses in accumulated other comprehensive income (loss).  If the Company determines that the decline is other-than-temporary and the Company does not have the intent to sell the security; and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, the carrying value of the investment is written down to fair value.  The fair value adjustment that is credit or foreign exchange related is recorded in net realized capital gains (losses) in the Company's consolidated statements of operations and comprehensive income (loss). The fair value adjustment that is non-credit related is recorded as a component of other comprehensive income (loss), net of tax, and is included in accumulated other comprehensive income (loss) in the Company's consolidated balance sheets.  The Company's assessments are based on the issuers' current and expected future financial position, timeliness with respect to interest and/or principal payments, speed of repayments and any applicable credit enhancements or breakeven constant default rates on mortgage-backed and asset-backed securities, as well as relevant information provided by rating agencies, investment advisors and analysts.

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2017 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$446,963	$(2,921)	$198,684	$(4,673)	$645,647	$(7,594)
Obligations of U.S. states and political subdivisions	4,400	(27)	37,886	(417)	42,286	(444)
Corporate securities	455,431	(6,674)	216,715	(6,785)	672,146	(13,459)
Asset-backed securities	75,196	(328)	7,991	(58)	83,187	(386)
Mortgage-backed securities
Commercial	26,650	(264)	5,972	(221)	32,622	(485)
Agency residential	46,234	(322)	58,135	(1,336)	104,369	(1,658)
Foreign government securities	159,852	(1,567)	121,018	(5,926)	280,870	(7,493)
Foreign corporate securities	263,547	(4,590)	109,727	(8,403)	373,274	(12,993)
Total fixed maturity securities	$1,478,273	$(16,693)	$756,128	$(27,819)	$2,234,401	$(44,512)

	Duration of Unrealized Loss at December 31, 2017 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$102,939	$(498)	$40,006	$(1,627)	$142,945	$(2,125)
Due in one year through five years	973,217	(10,291)	488,945	(18,917)	1,462,162	(29,208)
Due in five years through ten years	189,103	(3,713)	116,136	(5,216)	305,239	(8,929)
Due after ten years	64,934	(1,277)	38,943	(444)	103,877	(1,721)
Asset-backed securities	75,196	(328)	7,991	(58)	83,187	(386)
Mortgage-backed securities	72,884	(586)	64,107	(1,557)	136,991	(2,143)
Total fixed maturity securities	$1,478,273	$(16,693)	$756,128	$(27,819)	$2,234,401	$(44,512)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2017 were $2,234,401 thousand and $44,512 thousand, respectively.  The market value of securities for the single issuer (the United States government) whose securities comprised the largest unrealized loss position at December 31, 2017, did not exceed 13.0% of the overall market value of the Company's fixed maturity securities. The market value of securities for the issuer with the second largest unrealized loss comprised less than 0.9% of the company's fixed maturity securities. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $16,693 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, U.S. government agencies and corporations and foreign government securities.  Of these unrealized losses, $13,043 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  The $27,819 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily due to foreign and domestic corporate securities, foreign government securities, U.S. government agencies and corporations and agency residential mortgage-backed securities.  Of these unrealized losses $26,463 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the tables below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Fixed maturities	$193,676	$182,132	$188,300
Equity securities	25,852	32,317	34,418
Short-term investments and cash	2,870	1,234	964
Other invested assets
Limited partnerships	36,603	25,194	19,613
Dividends from Parent's shares	-	-	38,880
Dividends from preferred shares of affiliate	31,032	31,032	-
Other	6,675	1,017	1,804
Gross investment income before adjustments	296,708	272,926	283,979
Funds held interest income (expense)	5,006	6,073	5,611
Interest income from Parent	4,300	4,300	4,300
Gross investment income	306,014	283,299	293,890
Investment expenses	(19,755)	(18,492)	(20,637)
Net investment income	$286,259	$264,807	$273,253

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

The Company had contractual commitments to invest up to an additional $318,213 thousand in limited partnerships at December 31, 2017.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2023.

The Company's other invested assets at December 31, 2017 and December 31, 2016 included $131,998 thousand and $57,126 thousand, respectively, related to a private placement liquidity sweep facility. The primary purpose of the facility is to enhance the Company's return on its short-term investments and cash positions. The facility invests in high quality, short-duration securities and permits daily liquidity.

Other invested assets, at fair value, as of December 31, 2017 and December 31, 2016, were comprised of preferred shares held in Preferred Holdings, an affiliated company.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Fixed maturity securities, market value:
Other-than-temporary impairments	$(6,077)	$(25,679)	$(78,833)
Gains (losses) from sales	2,473	(6,981)	(36,299)
Fixed maturity securities, fair value:
Gains (losses) from sales	-	(1,586)	25
Gains (losses) from fair value adjustments	-	1,381	(44)
Equity securities, market value:
Gains (losses) from sales	-	-	1
Equity securities, fair value:
Gains (losses) from sales	6,556	(12,561)	(8,010)
Gains (losses) from fair value adjustments	117,695	51,077	(39,119)
Other invested assets	61	18	-
Other invested assets, fair value:
Gains (losses) from exchange	-	-	88,354
Gains (losses) from fair value adjustments	40,846	(6,588)	29,549
Gains (losses) on sale of subsidiary	-	(28,032)	94,704
Short-term investment gains (losses)	(1)	10	7
Total net realized capital gains (losses)	$161,553	$(28,941)	$50,335

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Proceeds from sales of fixed maturity securities	$1,676,203	$710,028	$546,779
Gross gains from sales	31,328	18,907	10,935
Gross losses from sales	(28,855)	(27,474)	(47,209)

Proceeds from sales of equity securities	$586,496	$695,039	$567,085
Gross gains from sales	23,214	16,223	26,136
Gross losses from sales	(16,658)	(28,784)	(34,146)

Securities with a carrying value amount of $1,482,707 thousand at December 31, 2017, were on deposit with various state or governmental insurance departments in compliance with insurance laws.

4.  RESERVES FOR LOSSES AND LAE

Reserves for losses and LAE.
Activity in the reserve for losses and LAE is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2017	2016	2015
Gross reserves at January 1	$8,331,288	$7,940,720	$7,843,856
Less reinsurance recoverables	(4,199,791)	(3,875,073)	(3,702,782)
Net reserves at January 1	4,131,497	4,065,647	4,141,074

Incurred related to:
Current year	2,157,498	1,441,962	1,326,015
Prior years	(117,747)	(91,682)	(6,454)
Total incurred losses and LAE	2,039,751	1,350,280	1,319,561

Paid related to:
Current year	1,607,601	400,489	357,819
Prior years	957,933	892,207	946,337
Total paid losses and LAE	2,565,534	1,292,696	1,304,156

Foreign exchange/translation adjustment	10,046	8,266	(90,832)

Net reserves at December 31	3,615,760	4,131,497	4,065,647
Plus reinsurance recoverables	5,727,268	4,199,791	3,875,073
Gross reserves at December 31	$9,343,028	$8,331,288	$7,940,720

Current year incurred losses were $2,157,498 thousand at December 31, 2017 compared to $1,441,962 thousand for 2016.  The increase in current year incurred losses was primarily due to $956,852 thousand of catastrophe losses incurred in the year ended December 31, 2017, mainly related to Hurricane Irma, Hurricane Maria, Hurricane Harvey and the California wildfires.  The $1,527,477 thousand increase in reinsurance recoverables from December 31, 2016 is primarily due to recoverables from these catastrophe losses as well as a loss portfolio transfer agreement with Everest Reinsurance (Bermuda), Ltd.  effective December 31, 2017. The loss portfolio transfer agreement also impacted current year paid losses by $1,000,000 thousand.

Incurred prior years' reserves decreased by $117,747 thousand, $91,682 thousand and 6,454 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.  The decrease for 2017 was attributable to favorable development in the reinsurance segments of $84,809 thousand related primarily to property and short-tail business in the U.S., as well as favorable development on prior year catastrophe losses, partially offset by $25,194 thousand of adverse development on A&E reserves. The insurance segment also experienced favorable development on prior year reserves of $32,938 thousand mainly on its workers compensation business, which is largely written in California.

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

The following is information about incurred and paid claims development as of December 31, 2017, net of reinsurance, as well as cumulative claim frequency and the total of incurred but not reported liabilities (IBNR) plus expected development on reported claims included within the net incurred claims amounts.  Each of the Company's financial reporting segments has been disaggregated into casualty and property business.  The casualty and property segregation results in groups that have homogeneous loss development characteristics and are large enough to represent credible trends.  Generally, casualty claims take longer to be reported and settled, resulting in longer payout patterns and increased volatility.  Property claims on the other hand, tend to be reported and settled quicker and therefore tend to exhibit less volatility.  The property business is more exposed to catastrophe losses, which can result in year over year fluctuations in incurred claims depending on the frequency and severity of catastrophes claims in any one accident year.

The information about incurred and paid claims development for the years ended December 31, 2012 to December 31, 2016 is presented as supplementary information.

These tables present six years of incurred and paid claims development as it is impracticable to retrospectively create the tables for ten years.  For the reinsurance groups, for the years prior to 2012, the total of IBNR plus expected development on reported claims was not prepared on an accident year basis.  The Company calculated these IBNR amounts in the aggregate for each business unit in total as of prior year end points in time.  While business written in the United States would have been allocated to accident year for regulatory reporting purposes, business written outside of the United States would not have been similarly allocated.  Attempting to allocate the non-U.S. business IBNR reserves to accident year currently for older year end valuations would require making assumptions and estimates which may not be in line with assumptions that would have been made at the time.  A similar situation applies to insurance where the accumulation of the business lines reported in the regulatory filings are not consistent with the breakout of the tables presented below.  As a result of not being able to present the information prior to 2012, prospectively an additional year will be added to the tables each reporting year until a ten year table is presented.

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

U.S. Reinsurance – Casualty Business

							At December 31, 2017
							Total of
							IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance						Plus Expected
	Years Ended December 31,						Development	Cumulative
	2012	2013	2014	2015	2016	2017	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$249,691	$211,786	$140,589	$140,493	$147,015	$146,847	26,083	N/A
2013		117,346	184,186	181,955	187,213	179,452	50,471	N/A
2014			197,684	190,020	194,290	186,191	72,929	N/A
2015				155,977	178,512	173,668	90,945	N/A
2016					171,585	173,645	119,179	N/A
2017						149,929	27,637	N/A
						$1,009,732

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$2,547	$11,856	$25,239	$55,234	$77,028	$92,652
2013		4,798	15,952	43,754	74,503	94,790
2014			7,213	22,023	48,193	75,107
2015				7,957	21,967	46,849
2016					7,454	25,128
2017						102,715
						$437,242
All outstanding liabilities prior to 2012, net of reinsurance						763,940
Liabilities for claims and claim adjustment expenses, net of reinsurance						$1,336,431

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6
Casualty	13.1%	7.8%	13.4%	17.1%	12.9%	10.6%

U.S. Reinsurance – Property Business

							At December 31, 2017
							Total of
							IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance						Plus Expected
	Years Ended December 31,						Development	Cumulative
	2012	2013	2014	2015	2016	2017	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$582,480	$470,886	$376,541	$373,760	$364,758	$361,957	283	N/A
2013		282,446	304,558	280,289	249,573	243,423	467	N/A
2014			327,498	298,331	239,518	222,827	473	N/A
2015				325,255	260,247	236,234	9,036	N/A
2016					424,195	372,282	54,584	N/A
2017						845,311	24,650	N/A
						$2,282,034

(Some amounts may not reconcile due to rounding.)

		Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
		Years Ended December 31,
	2012	2013	2014	2015	2016	2017
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$130,188	$229,715	$287,323	$312,109	$324,606	$338,646
2013		120,406	166,467	200,350	214,930	223,670
2014			110,418	164,817	191,034	204,407
2015				113,685	167,662	199,094
2016					157,228	254,315
2017						638,087
						$1,858,218
All outstanding liabilities prior to 2012, net of reinsurance						50,232
Liabilities for claims and claim adjustment expenses, net of reinsurance						$474,048

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6
Property	55.7%	24.4%	14.0%	6.4%	3.5%	3.9%

International – Casualty Business

							At December 31, 2017
							Total of
							IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance						Plus Expected
	Years Ended December 31,						Development	Cumulative
	2012	2013	2014	2015	2016	2017	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$126,700	$59,517	$38,593	$46,518	$48,276	$46,973	4,551	N/A
2013		62,527	43,751	45,647	57,830	52,270	10,765	N/A
2014			60,855	50,808	70,504	60,531	17,867	N/A
2015				55,651	75,411	65,128	27,749	N/A
2016					72,919	71,357	42,937	N/A
2017						58,592	38,157	N/A
						$354,851

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$7,412	$11,327	$17,537	$21,147	$24,530	$29,603
2013		6,153	14,608	18,949	22,878	25,506
2014			8,712	15,831	22,258	26,193
2015				8,920	19,123	26,281
2016					11,159	19,917
2017						14,610
						$142,110
All outstanding liabilities prior to 2012, net of reinsurance						81,593
Liabilities for claims and claim adjustment expenses, net of reinsurance						$294,333

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6
Casualty	16.1%	13.0%	10.7%	7.2%	6.1%	10.8%

International – Property Business

							At December 31, 2017
							Total of
							IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance						Plus Expected
	Years Ended December 31,						Development	Cumulative
	2012	2013	2014	2015	2016	2017	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$274,427	$261,133	$213,598	$217,808	$212,116	$216,055	224	N/A
2013		182,787	181,737	175,106	163,018	166,604	614	N/A
2014			321,628	267,210	208,494	185,453	2,339	N/A
2015				266,445	173,301	179,097	976	N/A
2016					200,573	223,771	48,657	N/A
2017						520,595	72,861	N/A
						$1,491,576

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$86,473	$148,124	$182,018	$193,189	$197,721	$203,445
2013		50,452	105,132	127,050	142,290	149,041
2014			61,652	112,207	143,786	159,213
2015				59,487	110,526	143,624
2016					59,620	117,693
2017						330,759
						$1,103,774
All outstanding liabilities prior to 2012, net of reinsurance						55,445
Liabilities for claims and claim adjustment expenses, net of reinsurance						$443,247

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6
Property	43.5%	28.4%	16.1%	7.4%	2.9%	2.6%

Insurance – Casualty Business

							At December 31, 2017
							Total of
							IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance						Plus Expected
	Years Ended December 31,						Development	Cumulative
	2012	2013	2014	2015	2016	2017	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$212,122	$175,129	$185,458	$184,711	$188,326	$179,442	3,471	15,956
2013		256,284	228,328	230,837	224,793	182,930	6,722	20,755
2014			238,231	239,245	241,140	247,782	60,434	25,009
2015				259,451	259,843	263,492	100,270	26,472
2016					355,423	343,273	211,847	30,384
2017						268,321	(67,464)	26,419
						$1,485,239

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$15,692	$55,242	$84,429	$116,651	$133,314	$147,053
2013		17,124	68,607	101,675	129,790	149,819
2014			20,382	71,940	114,236	143,953
2015				19,974	68,033	117,096
2016					24,815	101,292
2017						286,370
						$945,583
All outstanding liabilities prior to 2012, net of reinsurance						330,473
Liabilities for claims and claim adjustment expenses, net of reinsurance						$870,129

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6
Casualty	25.9%	22.0%	17.6%	14.8%	10.1%	7.7%

Insurance – Property Business

							At December 31, 2017
							Total of
							IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance						Plus Expected
	Years Ended December 31,						Development	Cumulative
	2012	2013	2014	2015	2016	2017	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$58,377	$46,909	$43,553	$44,881	$44,312	$44,109	6	N/A
2013		63,888	57,016	52,211	52,909	52,593	80	N/A
2014			68,190	69,901	67,484	66,600	489	N/A
2015				80,597	76,065	75,661	(685)	N/A
2016					151,956	157,316	(870)	N/A
2017						243,586	(8,456)	N/A
						$639,866

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$26,872	$44,422	$42,880	$44,531	$44,246	$44,055
2013		35,211	54,260	52,632	52,892	52,516
2014			40,292	66,466	66,633	66,003
2015				45,462	70,460	75,245
2016					72,264	153,245
2017						185,862
						$576,927
All outstanding liabilities prior to 2012, net of reinsurance						1,258
Liabilities for claims and claim adjustment expenses, net of reinsurance						$64,198

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6
Property	63.4%	42.6%	0.7%	0.8%	-0.7%	-0.4%

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows.

At December 31,
2017
(Dollars in thousands)
Net outstanding liabilities
U.S. Reinsurance Casualty	$1,336,431
U.S. Reinsurance Property	474,048
International Casualty	294,333
International Property	443,247
Insurance Casualty	870,129
Insurance Property	64,198
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	3,482,386

Reinsurance recoverable on unpaid claims
U.S. Reinsurance Casualty	1,069,721
U.S. Reinsurance Property	1,243,787
International Casualty	557,581
International Property	829,828
Insurance Casualty	1,705,312
Insurance Property	321,038
Total reinsurance recoverable on unpaid claims	5,727,267

Unallocated claims adjustment expenses	110,950
Other	22,425
133,375

Total gross liability for unpaid claims and claim adjustment expense	$9,343,028

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

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy. The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of reinsurance basis for the periods indicated:

	At December 31,
(Dollars in thousands)	2017	2016	2015
Gross basis:
Beginning of period reserves	$441,111	$433,117	$476,205
Incurred losses	90,009	73,336	40,000
Paid losses	(82,126)	(65,342)	(83,088)
End of period reserves	$448,993	$441,111	$433,117

Net basis:
Beginning of period reserves	$274,409	$276,540	$304,286
Incurred losses	25,194	45,668	30,879
Paid losses	(30,451)	(47,798)	(58,625)
End of period reserves	$269,153	$274,409	$276,540

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

Reinsurance Receivables.  Reinsurance receivables for both paid and unpaid losses totaled $6,120,687 thousand and $4,573,787 thousand at December 31, 2017 and 2016, respectively. At December 31, 2017, $4,912,800 thousand, or 80.3%, was receivable from Everest Reinsurance (Bermuda), Ltd. ("Bermuda Re"), an affiliated entity, and is fully collateralized by a trust agreement and $310,415 thousand, or 5.1%, was receivable from Mt. Logan Re collateralized segregated accounts.  No other retrocessionaire accounted for more than 5% of reinsurance receivables.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.   No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Due to the unavailability of prices for sixty-five private placement securities at December 31, 2017, the investment manager's valuation committee valued the sixty-five securities at $165,173 thousand. A majority of the fair values determined by the valuation committee are substantiated by valuations from independent third parties. Due to the unavailability of prices for forty-two private placement securities at December 31, 2016, the investment manager's valuation committee valued the forty-two securities at $86,536 thousand.

The Company internally manages a public equity portfolio which had a fair value at December 31, 2017 and December 31, 2016 of $245,043 thousand and $133,755 thousand, respectively, and all prices were obtained from publicly published sources.

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

The fixed maturities with fair values categorized as level 3 result when prices are not available from the nationally recognized pricing services.  The asset managers will then obtain non-binding price quotes for the securities from brokers. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes.  The prices received from brokers are reviewed for reasonableness by the third party asset managers and the Company.  If the broker quotes are for foreign denominated securities, the quotes are converted to U.S. dollars using currency exchange rates from nationally recognized sources. In limited circumstances when broker prices are not available for private placements, the Company will value the securities using comparable market information or receive fair values from investment managers.

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

Other invested assets, at fair value, was categorized as Level 3 at December 31, 2017 and 2016, since it represented a privately placed convertible preferred stock issued by an affiliate.  The stock was received in exchange for shares of the Company's parent.  The 25 year redeemable, convertible preferred stock with a 1.75% coupon is valued using a pricing model. The pricing model includes observable inputs such as the U.S. Treasury yield curve rate T note constant maturity 20 year and the swap rate on the Company's June 1, 2044, 4.868% senior notes, with adjustments to reflect the Company's own assumptions about the inputs that market participants would use in pricing the asset.

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$664,513	$-	$664,513	$-
Obligations of U.S. States and political subdivisions	585,469	-	585,469	-
Corporate securities	2,024,209	-	1,865,988	158,221
Asset-backed securities	138,024	-	138,024	-
Mortgage-backed securities
Commercial	51,751	-	51,751	-
Agency residential	113,288	-	113,288	-
Non-agency residential	58	-	58	-
Foreign government securities	523,620	-	523,620	-
Foreign corporate securities	870,989	-	864,037	6,952
Total fixed maturities, market value	4,971,921	-	4,806,748	165,173

Equity securities, fair value	822,375	800,542	21,833	-
Other invested assets, fair value	1,807,473	-	-	1,807,473

There were no transfers between Level 1 and Level 2 for the twelve months ended December 31, 2017.

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

In addition $79,505 thousand and $18,801 thousand of investments within other invested assets on the consolidated balance sheets as of December 31, 2017 and December 31, 2016, respectively, are not included within the fair value hierarchy tables as the assets are valued using the NAV practical expedient guidance within ASU 2015-07.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	December 31, 2017			December 31, 2016
	Corporate	Foreign		Corporate		Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	CMBS	Corporate	Total
Beginning balance	$65,197	$2,538	$67,735	$3,933	$-	$1,593	$5,526
Total gains or (losses) (realized/unrealized)
Included in earnings	1,654	356	2,010	100	-	(1,193)	(1,093)
Included in other comprehensive income (loss)	(991)	-	(991)	41	15	-	56
Purchases, issuances and settlements	92,361	4,058	96,419	63,054	(40)	2,138	65,152
Transfers in and/or (out) of Level 3	-	-	-	(1,931)	25	-	(1,906)
Ending balance	$158,221	$6,952	$165,173	$65,197	$-	$2,538	$67,735

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) level 3, fair value measurements using significant unobservable inputs were $0 thousand and ($1,906) thousand of investments primarily related to securities that were priced using single non-binding broker quotes as of December 31, 2015.  The securities were subsequently priced using a recognized pricing service as of December 31, 2016 and were classified as level 2 as of those dates.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by other invested assets, for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016
Other invested assets, fair value:
Beginning balance	$1,766,626	$1,773,214
Total gains or (losses) (realized/unrealized)
Included in earnings	40,846	(6,588)
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Ending balance	$1,807,473	$1,766,626

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$-	$-

(Some amounts may not reconcile due to rounding.)

6.  SENIOR NOTES

The table below displays Holdings' outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				December 31, 2017		December 31, 2016
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior notes	06/05/2014	06/01/2044	400,000	$396,834	$420,340	$396,714	$383,612

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044. Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Interest expense incurred	$19,472	$19,472	$19,472

7.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings' outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		December 31, 2017		December 31, 2016
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$236,561	$233,072	$236,462	$204,636

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007.  During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings' right to defer interest on one or more occasions for up to ten consecutive years.  Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including August 15, 2017. The reset quarterly interest rate for November 16, 2017 to February 15, 2018 is 3.80%.

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Interest expense incurred	$11,498	$15,749	$15,749

8.  COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re's investments as collateral, as security for assumed losses payable to a non-affiliated ceding company.  At December 31, 2017, the total amount on deposit in the trust account was $678,154 thousand.

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

The $250,000 thousand and $200,000 thousand of collateralized reinsurance agreements that the Company entered into with Kilimanjaro on April 24, 2014 will expire in April, 2018.  As a result of the expiration of these April, 2014 reinsurance agreements, the Company is currently evaluating whether to enter into additional collateralized reinsurance agreements to provide the Company with future catastrophe reinsurance coverage. Any terms of additional collateralized reinsurance agreements will be disclosed once the agreements have been finalized.

Recoveries under these collateralized reinsurance agreements with Kilimanjaro are primarily dependent on estimated industry level insured losses from covered events, as well as, the geographic location of the events.  The estimated industry level of insured losses is obtained from published estimates by an independent recognized authority on insured property losses.  As of December 31, 2017, none of the published insured loss estimates for the 2017 catastrophe events have exceeded the single event retentions under the terms of the agreements that would result in a recovery.  In addition, the aggregation of the to date published insured loss estimates for the 2017 covered events have not exceeded the aggregated retentions for recovery.  However, if the published estimates for insured losses for the covered 2017 events increase, the aggregate losses may exceed the aggregate event retentions under the agreements, resulting in a recovery.

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

9.  OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2017, for all of the Company's operating leases with remaining non-cancelable terms in excess of one year are as follows:

(Dollars in thousands)
2018	$15,740
2019	16,026
2020	15,569
2021	6,718
2022	6,335
Thereafter	14,628
Net commitments	$75,016

(Some amounts may not reconcile due to rounding.)

All of these leases, the expiration terms of which range from 2018 to 2027, are for the rental of office space.  Rental expense was $16,209 thousand, $14,841 thousand and $14,145 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

10.  INCOME TAXES

All of the income of Holdings U.S. subsidiaries, including its foreign branches, is subject to the applicable federal, foreign, state and local income taxes on corporations.  The provision for income taxes in the consolidated statement of operations and comprehensive income (loss) has been determined by applying the respective tax laws to the income of each entity.  The TCJA enacted on December 22, 2017 caused the Company to record an income tax benefit of $123,143 thousand in 2017.  The income tax provision reflects the lower 21% tax expense/(benefit) to be realized by the Company under the TCJA upon the reversal of the temporary differences in its deferred tax inventory account versus the 35% tax expense/(benefit) that had been expected to be realized before the TCJA.  The significant components of the provision are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Current tax expense (benefit):
U.S.	$(123,083)	$16,004	$55,354
Foreign	221	12,682	30,373
Total current tax expense (benefit)	(122,862)	28,686	85,727
Total deferred U.S. tax expense (benefit)	(78,318)	68,661	109,169
Total income tax expense (benefit)	$(201,180)	$97,347	$194,896

A reconciliation of the total income tax provision using the statutory U.S. Federal Income tax rate to the Company's total income tax provision is as follows for the period indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Expected income tax provision at the U.S. statutory tax rate	$(43,044)	$139,646	$212,548
Increase (reduction) in taxes resulting from:
Tax exempt income	(8,488)	(9,078)	(10,004)
Dividend received deduction	(4,063)	(4,335)	(4,851)
Proration	1,760	1,931	2,160
Creditable foreign premium tax	(7,515)	(6,134)	(7,492)
Tax audit settlement	(11,565)	(19,204)	-
Share based compensation tax benefits formerly in APIC	(3,308)	-	-
Impact of U.S. tax reform	(123,143)	-	-
Other	(1,814)	(5,479)	2,535
Total income tax provision	$(201,180)	$97,347	$194,896

(Some amounts may not reconcile due to rounding.)

During 2016, the Internal Revenue Service ("IRS") completed its audit of the Company for the 2009 through 2013 tax years and issued a final Revenue Agent Report ("RAR").   The RAR reflected that the IRS owed the Company a net refund for the five years of $44,241 thousand plus interest of $1,326 thousand.  The net refund due to the Company resulted primarily from the carryback of capital losses incurred in 2009 and 2010 to 2006 and 2007, from the conversion of foreign premium tax deductions into Foreign Tax Credits ("FTCs") and from increased utilization of such FTCs as well as the increased utilization of Alternative Minimum Tax ("AMT") credit carryforwards.  The gross refunds, by year, which were $5,000 thousand or greater, had to be reviewed and approved by IRS Joint Committee and were approved in July, 2017.  The Company received the expected tax refunds from the IRS in early 2018.

The company's 2014 and subsequent tax years are open to audit by the IRS.

In addition, the Company subsequently filed amended tax returns for 2006, 2007, 2008, the RAR years and 2014 and plans to file amended 2015 and 2016 tax returns for $29,385 thousand in additional net refunds plus interest.  These additional net refunds also result primarily from the conversion of foreign premium tax deductions into FTCs.

The Company has no reserve for uncertain tax positions.

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by U.S. tax laws and regulations.  Under the TCJA, temporary differences at December 31, 2017, are now expected to reverse at a 21% tax rate whereas at December 31, 2016, such items were expected to reverse at a 35% tax rate. The principal items making up the net deferred income tax assets/(liabilities) are as follows for the periods indicated:

	At December 31,
(Dollars in thousands)	2017	2016
Deferred tax assets:
Unearned premium reserve	$55,034	$37,573
Loss reserve	52,649	104,547
Net unrecognized losses on benefit plans	19,120	35,271
Foreign tax credits	15,913	-
Benefit plan liability	10,417	14,576
Uncollectible reinsurance reserve	3,320	5,534
Deferred expenses	1,759	2,884
Investment impairments	1,144	3,093
Unrealized foreign currency losses	547	28,111
Other assets	8,633	10,845
Total deferred tax assets	168,536	242,434

Deferred tax liabilities:
Net fair value income	252,349	398,270
Deferred acquisition costs	64,997	26,652
Net unrealized investment gains	12,819	20,626
Gain on tender of debt	3,287	10,958
Partnership Investments	2,019	11,269
Bond market discount	1,243	1,092
Other liabilities	840	2,008
Total deferred tax liabilities	337,554	470,875

Net deferred tax assets/(liabilities)	$(169,018)	$(228,441)

(Some amounts may not reconcile due to rounding.)

At December 31, 2017, the Company has $15,913 thousand FTCs and no AMT credit carry forwards.  The FTCs expire at the end of 2027. Management believes that it is more likely than not that the Company will realize all of its deferred tax assets.  Accordingly, no valuation allowance has been recorded for the periods presented.

The Company has adopted the provisions of SAB 118 with respect to measuring the tax effects for the modifications to the determination of tax basis loss reserves enacted by the TCJA.  Modifications include the extension of long-tail payment patterns out 24 years, and the use of an interest rate based upon the corporate bond yield curve.  The IRS is required to provide discount factors following these new parameters based upon industry loss payment data.  Because of uncertainty in how the Treasury/IRS intend to implement the modifications and the necessary transition calculation, the Company has determined that a reasonable estimate cannot be determined, and has followed the provisions of the tax laws that were in effect prior to the modifications.

The Company has made a provisional estimated tax benefit of the effects of the TCJA on its' deferred tax inventory at December 31, 2017 of $123,143 thousand.  Any adjustments, if necessary, during the measurement period guidance outlined in SAB 118 will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined.

Effective January 1, 2017, the Company adopted ASU 2016-09 which provided new guidance on the treatment of the tax effects of share based compensation transactions.  ASU 2016-09 required that the income tax effects of restricted stock vestings and stock options exercised resulting from the change in value of share based compensation awards between the grant date and settlement (vesting/exercising) date be recorded as part of income tax expense (benefit) within the consolidated statements of operations and comprehensive income (loss).  Per the new guidance, the Company recorded excess tax benefits of $3,308 thousand related to restricted stock vestings and stock option exercises as part of income tax expense (benefit) within the consolidated statements of operations and comprehensive income (loss) in 2017.

In years prior to 2017, the Company recorded tax benefits related to restricted stock vestings and stock option exercises as part of additional paid-in capital in the stockholder's equity section of the consolidated balance sheets.  In 2016, the Company recorded excess tax benefits of $3,028 thousand related to restricted stock vestings and stock option exercises as part of additional paid-in capital.

The adoption of ASU 2016-09 did not impact the accounting treatment of tax benefits related to dividends on restricted stock.  The tax benefits related to the payment of dividends on restricted stock have been recorded as part of additional paid-in capital in the stockholder's equity section of the consolidated balance sheets in all years.  The tax benefits related to the payment of dividends on restricted stock were $287 thousand and $263 thousand in 2017 and 2016 respectively.

11.  REINSURANCE

The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences.  These agreements provide for recovery from reinsurers of a portion of losses and LAE under certain circumstances without relieving the Company of its underlying obligations to the policyholders. Losses and LAE incurred and premiums earned are reported after deduction for reinsurance.  In the event that one or more of the reinsurers were unable to meet their obligations under these reinsurance agreements, the Company would not realize the full value of the reinsurance recoverable balances.  The Company may hold partial collateral, including letters of credit and funds held, under these agreements.  See also Note 1C, Note 4 and Note 8.

Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Written premiums:
Direct	$1,873,115	$1,699,204	$1,511,217
Assumed	3,915,374	3,364,524	3,484,414
Ceded	(3,064,645)	(3,015,606)	(2,902,348)
Net written premiums	$2,723,844	$2,048,122	$2,093,283

Premiums earned:
Direct	$1,655,023	$1,608,783	$1,439,795
Assumed	3,842,836	3,492,598	3,637,484
Ceded	(3,548,264)	(3,007,332)	(2,933,519)
Net premiums earned	$1,949,595	$2,094,049	$2,143,760

Incurred losses and LAE:
Direct	$1,196,323	$1,415,933	$1,235,012
Assumed	3,108,753	1,674,342	1,728,661
Ceded	(2,265,325)	(1,739,995)	(1,644,112)
Net incurred losses and LAE	$2,039,751	$1,350,280	$1,319,561

The Company has engaged in reinsurance transactions with Bermuda Re, Everest International Reinsurance, Ltd. ("Everest International"), Mt. Logan Re, Ltd. ("Mt. Logan Re"), Everest Insurance Company of Canada ("Everest Canada") and Lloyd's Syndicate 2786, which are affiliated companies primarily driven by enterprise risk and capital management considerations under which business is ceded at market rates and terms.

The table below represents affiliated quota share reinsurance agreements ("whole account quota share") for all new and renewal business for the indicated coverage period:

(Dollars in thousands)
		Percent	Assuming		Single		Aggregate
Coverage Period	Ceding Company	Ceded	Company	Type of Business	Occurrence Limit		Limit

01/01/2010-12/31/2010	Everest Re	44.0%	Bermuda Re	property / casualty business	150,000		325,000

01/01/2011-12/31/2011	Everest Re	50.0%	Bermuda Re	property / casualty business	150,000		300,000

01/01/2012-12/31/2014	Everest Re	50.0%	Bermuda Re	property / casualty business	100,000		200,000

01/01/2015-12/31/2016	Everest Re	50.0%	Bermuda Re	property / casualty business	162,500		325,000

01/01/2017-12/31/2017	Everest Re	60.0%	Bermuda Re	property / casualty business	219,000		438,000

01/01/2010-12/31/2010	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	350,000	(1)	-
01/01/2011-12/31/2011	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	350,000	(1)	-
01/01/2012-12/31/2012	Everest Re- Canadian Branch	75.0%	Bermuda Re	property / casualty business	206,250	(1)	412,500
01/01/2013-12/31/2013	Everest Re- Canadian Branch	75.0%	Bermuda Re	property / casualty business	150,000	(1)	412,500
01/01/2014-12/31/2017	Everest Re- Canadian Branch	75.0%	Bermuda Re	property / casualty business	262,500	(1)	412,500

01/01/2012-12/31/2017	Everest Canada	80.0%	Everest Re- Canadian Branch	property business	-		-

(1) Amounts shown are Canadian dollars.

As of December 31, 2017, the Company decided not to renew its quota share reinsurance agreements between Everest Re and Bermuda Re, between Everest Re-Canadian branch and Bermuda Re and between Everest Canada and the Everest Re-Canadian branch due to economic implications of the enactment of TCJA on December 22, 2017.

The table below represents loss portfolio transfer ("LPT") reinsurance agreements whereby net insurance exposures and reserves were transferred to an affiliate.

(Dollars in thousands)

Effective	Transferring	Assuming	% of Business or	Covered Period
Date	Company	Company	Amount of Transfer	of Transfer

09/19/2000	Mt. McKinley	Bermuda Re	100%	All years
10/01/2001	Everest Re (Belgium Branch)	Bermuda Re	100%	All years
10/01/2008	Everest Re	Bermuda Re	$747,022	01/01/2002-12/31/2007
12/31/2017	Everest Re	Bermuda Re	$970,000	All years

On December 31, 2017, the Company entered into a LPT agreement with Bermuda Re.  The LPT agreement covers subject loss reserves of $3,070,383 thousand for accident years 2017 and prior.  As a result of the LPT agreement, the Company transferred $1,000,000 thousand of cash and fixed maturity securities and transferred $970,000 thousand of loss reserves to Bermuda Re.  As part of the LPT agreement, Bermuda Re will provide an additional $500,000 thousand of adverse development coverage on the subject loss reserves.

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada and Lloyd's syndicate 2786 for the periods indicated:

Bermuda Re	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Ceded written premiums	$2,219,352	$2,324,314	$2,283,815
Ceded earned premiums	2,796,939	2,353,801	2,316,096
Ceded losses and LAE (a)	1,687,659	1,307,722	1,293,997

Everest International	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Ceded written premiums	$10	$98	$395
Ceded earned premiums	44	110	522
Ceded losses and LAE	(990)	3,467	673

Everest Canada	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Assumed written premiums	$25,871	$53,653	$39,819
Assumed earned premiums	54,558	49,156	35,988
Assumed losses and LAE	29,389	38,568	20,345

Lloyd's Syndicate 2786	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Assumed written premiums	$35,607	$18,994	$-
Assumed earned premiums	33,590	5,038	-
Assumed losses and LAE	17,688	4,938	-

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

Mt. Logan Re Segregated Accounts	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Ceded written premiums	$192,928	$160,091	$209,162
Ceded earned premiums	192,573	155,010	201,416
Ceded losses and LAE	283,511	38,739	40,753

Assumed written premiums	11,984	14,563	15,421
Assumed earned premiums	11,984	14,563	15,421
Assumed losses and LAE	-	-	-

12.  COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
	2017			2016			2015
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(11,672)	$4,085	$(7,587)	$1,302	$(512)	$790	$(43,777)	$14,337	$(29,440)
URA(D) on securities - OTTI	(4,537)	1,588	(2,949)	5,113	(1,789)	3,324	9,666	(3,383)	6,283
Reclassification of net realized losses (gains) included in net income (loss)	3,543	(1,240)	2,303	32,642	(11,369)	21,273	(2,772)	1,955	(817)
Foreign currency translation adjustments	57,564	(20,137)	37,427	4,388	(1,539)	2,849	(83,966)	29,388	(54,578)
Benefit plan actuarial net gain (loss)	1,300	(273)	1,027	(11,520)	4,032	(7,488)	8,740	(3,059)	5,681
Reclassification of amortization of net gain (loss) included in net income (loss)	8,426	(2,949)	5,477	7,805	(2,732)	5,073	9,563	(3,347)	6,216
Total other comprehensive income (loss)	$54,624	$(18,926)	$35,698	$39,730	$(13,909)	$25,821	$(102,546)	$35,891	$(66,655)

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Years Ended December 31,		Affected line item within the statements of
AOCI component	2017	2016	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$3,543	$32,642	Other net realized capital gains (losses)
	(1,240)	(11,369)	Income tax expense (benefit)
	$2,303	$21,273	Net income (loss)

Benefit plan net gain (loss)	$8,426	$7,805	Other underwriting expenses
	(2,949)	(2,732)	Income tax expense (benefit)
	$5,477	$5,073	Net income (loss)

(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016

Beginning balance of URA (D) on securities	$39,041	$13,654
Current period change in URA (D) of investments - temporary	(5,284)	22,063
Current period change in URA (D) of investments - non-credit OTTI	(2,949)	3,324
Reclass due to early adoption of ASU 2018-02	6,634	-
Ending balance of URA (D) on securities	37,442	39,041

Beginning balance of foreign currency translation adjustments	(9,852)	(12,701)
Current period change in foreign currency translation adjustments	37,427	2,849
Reclass due to early adoption of ASU 2018-02	5,970	-
Ending balance of foreign currency translation adjustments	33,545	(9,852)

Beginning balance of benefit plan net gain (loss)	(65,504)	(63,089)
Current period change in benefit plan net gain (loss)	6,504	(2,415)
Reclass due to early adoption of ASU 2018-02	(12,929)	-
Ending balance of benefit plan net gain (loss)	(71,929)	(65,504)

Ending balance of accumulated other comprehensive income (loss)	$(942)	$(36,315)

13.  EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans.
The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees employed prior to April 1, 2010.  Generally, the Company computes the benefits based on average earnings over a period prescribed by the plans and credited length of service.  The Company's non-qualified defined benefit pension plan, effective from October 1995 through December 31, 2017, provided compensating pension benefits for participants whose benefits have been curtailed under the qualified plan due to Internal Revenue Code limitations.

Although not required to make contributions under IRS regulations, the following table summarizes the Company's contributions to the defined benefit pension plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Company contributions	$10,534	$30,821	$5,949

The following table summarizes the Company's pension expense for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Pension expense	$16,299	$17,188	$22,682

The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016
Change in projected benefit obligation:
Benefit obligation at beginning of year	$281,853	$254,022
Service cost	10,949	10,924
Interest cost	10,034	9,485
Actuarial (gain)/loss	24,679	12,155
Curtailment	(6,209)	-
Benefits paid	(5,104)	(4,733)
Projected benefit obligation at end of year	316,202	281,853

Change in plan assets:
Fair value of plan assets at beginning of year	171,506	135,087
Actual return on plan assets	33,331	10,331
Actual contributions during the year	10,534	30,821
Benefits paid	(5,104)	(4,733)
Fair value of plan assets at end of year	210,267	171,506

Funded status at end of year	$(105,935)	$(110,348)

(Some amounts may not reconcile due to rounding.)

Amounts recognized in the consolidated balance sheets for the periods indicated:
	At December 31,
(Dollars in thousands)	2017	2016
Other assets (due beyond one year)	$-	$-
Other liabilities (due within one year)	(3,871)	(2,371)
Other liabilities (due beyond one year)	(102,065)	(107,977)
Net amount recognized in the consolidated balance sheets	$(105,935)	$(110,348)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2017	2016
Prior service cost	$-	$-
Accumulated income (loss)	(86,788)	(96,965)
Accumulated other comprehensive income (loss)	$(86,788)	$(96,965)

(Some amounts may not reconcile due to rounding.)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2017	2016
Other comprehensive income (loss) at December 31, prior year	$(96,965)	$(91,920)
Net gain (loss) arising during period	(4,398)	(12,982)
Recognition of amortizations in net periodic benefit cost:
Prior service cost	-	-
Actuarial loss	8,366	7,937
Curtailment loss recognized	6,209	-
Other comprehensive income (loss) at December 31, current year	$(86,788)	$(96,965)

(Some amounts may not reconcile due to rounding.)

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Service cost	10,949	$10,924	$12,511
Interest cost	10,034	9,485	10,759
Expected return on assets	(13,050)	(11,158)	(11,620)
Amortization of actuarial loss from earlier periods	8,366	7,937	9,243
Amortization of unrecognized prior service cost	-	-	21
Settlement	-	-	1,768
Net periodic benefit cost	$16,299	$17,188	$22,682

Other changes recognized in other comprehensive income (loss):
Other comprehensive income (loss) attributable to change from prior year	(10,177)	5,045

Total recognized in net periodic benefit cost and other
comprehensive income (loss)	$6,122	$22,233

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $0 thousand, $6,899 thousand and $0 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2017, 2016 and 2015 were 4.16%, 4.38% and 4.00%, respectively.  The rate of compensation increase used to determine the net periodic benefit cost for 2017, 2016 and 2015 was 4.00%.  The expected long-term rate of return on plan assets for 2017, 2016 and 2015 was 7.50% and was based on expected portfolio returns and allocations.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for years end 2017, 2016 and 2015 were 3.62%, 4.16% and 4.38%, respectively.

The following table summarizes the accumulated benefit obligation for the periods indicated:

	At December 31,
(Dollars in thousands)	2017	2016
Qualified Plan	$245,430	$211,720
Non-qualified Plan	24,482	21,123
Total	$269,912	$232,843

(Some amounts may not reconcile due to rounding.)

The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2017	2016
Qualified Plan
Projected benefit obligation	$291,720	$254,320
Fair value of plan assets	210,267	171,506
Non-qualified Plan
Projected benefit obligation	$24,482	$27,534
Fair value of plan assets	-	-

The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2017	2016
Qualified Plan
Accumulated benefit obligation	$245,430	$211,720
Fair value of plan assets	210,267	171,506
Non-qualified Plan
Accumulated benefit obligation	$24,482	$21,123
Fair value of plan assets	-	-

(N/A, not applicable)

The following table displays the expected benefit payments in the periods indicated:

(Dollars in thousands)
2018	$10,205
2019	10,288
2020	12,452
2021	12,331
2022	12,132
Next 5 years	74,239

Plan assets consist of shares in investment trusts with 76%, 12%, 11% and 1% of the underlying assets consisting of equity securities, limited partnerships and multi-strategy equity fund, fixed maturities and cash, respectively.  The Company manages the qualified plan investments for U.S. employees.  The assets in the plan consist of debt and equity mutual funds.  Due to the long term nature of the plan, the target asset allocation has historically been 70% equities and 30% bonds.

The following tables present the fair value measurement levels for the qualified plan assets at fair value for the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments, which approximates fair value (a)	$1,031	$1,031	$-	$-
Mutual funds, fair value
Fixed income (b)	23,361	23,361	-	-
Equities (c)	159,578	159,578	-	-
Total	$183,970	$183,970	$-	$-

(Some amounts may not reconcile due to rounding.)

(a)	This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.
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

There were no transfers between Level 1 and Level 2 for the twelve months ended December 31, 2017.

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments, which approximates fair value (a)	$3,665	$3,665	$-	$-
Mutual funds, fair value
Fixed income (b)	21,445	21,445	-	-
Equities (c)	122,213	122,213	-	-
Total	$147,323	$147,323	$-	$-

(Some amounts may not reconcile due to rounding.)

(a)	This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.
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

In addition, $26,297 thousand and $24,183 thousand of investments which were recorded as part of the qualified plan assets at December 31, 2017 and 2016, respectively, are not included within the fair value hierarchy tables as the assets are valued using the NAV practical expedient guidance within ASU 2015-07.

The Company contributed $10,000 thousand and $30,000 thousand to the qualified pension benefit plan in December 31, 2017 and 2016, respectively.

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

The following table presents the Company's incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Incurred expenses	$7,167	$6,058	$5,468

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees.  Each non-U.S. office (Brazil, Canada and Singapore) maintains a separate plan for the non-U.S. employees working in that location.  The Company contributes various amounts based on salary, age and/or years of service.  The contributions as a percentage of salary for the branch offices range from 6.3% to 9.9%.  The contributions are generally used to purchase pension benefits from local insurance providers.  The following table presents the Company's incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Incurred expenses	$514	$494	$447

Post-Retirement Plan.
The Company sponsors a Retiree Health Plan for employees employed prior to April 1, 2010.  This plan provides healthcare benefits for eligible retired employees (and their eligible dependents), who have elected coverage.  The Company anticipates that most covered employees will become eligible for these benefits if they retire while working for the Company.  The cost of these benefits is shared with the retiree.  The Company accrues the post-retirement benefit expense during the period of the employee's service.

The following medical cost trend rates were used to determine net periodic cost:  a healthcare inflation rate for pre-Medicare claims of 7.5% in 2017 was assumed to decrease gradually to 4.5% in 2029 and then remain at that level; and a healthcare inflation rate for post-Medicare claims of 7.5% in 2017 was assumed to decrease gradually to 4.5% in 2029 and then remain at that level.

The following medical cost trend rates were used to determine benefit obligations:  a healthcare inflation rate for pre-Medicare claims of 7.3% in 2018 was assumed to decrease gradually to 4.5% in 2029 and then remain at that level; and a healthcare inflation rate for post-Medicare claims of 7.3% in 2018 was assumed to decrease gradually to 4.5% in 2029 and then remain at that level.

Changes in the assumed healthcare cost trend can have a significant effect on the amounts reported for the healthcare plans.  A one percent change in the rate would have the following effects on:

	Percentage	Percentage
	Point Increase	Point Decrease
(Dollars in thousands)	($ Impact)	($ Impact)
a. Effect on total service and interest cost components	$614	$(476)
b. Effect on accumulated post-retirement benefit obligation	7,313	(5,674)

The following table presents the post-retirement benefit expenses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Post-retirement benefit expenses	$2,814	$2,293	$3,280

The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in thousands)	2017	2016
Change in projected benefit obligation:
Benefit obligation at beginning of year	$32,071	$31,687
Service cost	1,570	1,418
Interest cost	1,184	1,007
Amendments	(3,526)	(794)
Actuarial (gain)/loss	4,038	(668)
Benefits paid	(619)	(579)
Benefit obligation at end of year	34,717	32,071

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	619	579
Benefits paid	(619)	(579)
Fair value of plan assets at end of year	-	-

Funded status at end of year	$(34,717)	$(32,071)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2017	2016
Other liabilities (due within one year)	$(655)	$(614)
Other liabilities (due beyond one year)	(34,062)	(31,457)
Net amount recognized in the consolidated balance sheets	$(34,717)	$(32,071)

(Some amounts may not reconcile due to rounding.)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2017	2016
Accumulated income (loss)	$(8,317)	$(4,471)
Accumulated prior service credit (cost)	4,057	$662
Accumulated other comprehensive income (loss)	$(4,260)	$(3,809)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2017	2016
Other comprehensive income (loss) at December 31, prior year	$(3,809)	$(5,139)
Net gain (loss) arising during period	(4,038)	668
Prior Service credit (cost) arising during period	3,526	794
Recognition of amortizations in net periodic benefit cost:
Actuarial loss (gain)	192	-
Prior service cost	(131)	(132)
Other comprehensive income (loss) at December 31, current year	$(4,260)	$(3,809)

Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Service cost	$1,570	$1,418	$1,794
Interest cost	1,184	1,007	1,187
Net loss recognition	(131)	(132)	300
Net gain recognition	192	-	-
Net periodic cost	$2,814	$2,293	$3,280

Other changes recognized in other comprehensive income (loss):
Other comprehensive gain (loss) attributable to change from prior year	451	(1,330)

Total recognized in net periodic benefit cost and
other comprehensive income (loss)	$3,265	$963

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $0 thousand, $543 thousand and ($577) thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2017, 2016 and 2015 were 4.16%, 4.38% and 4.00%, respectively.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2017, 2016 and 2015 were 3.62%, 4.16% and 4.38%, respectively.

The following table displays the expected benefit payments in the years indicated:

(Dollars in thousands)
2018	$655
2019	765
2020	877
2021	975
2022	1,156
Next 5 years	7,965

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

Dividend Restrictions.
Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year's statutory annual statement.  In addition, no dividend may be paid in excess of unassigned earned surplus.  At December 31, 2017, Everest Re has $339,185 thousand available for payment of dividends in 2018 without the need for prior regulatory approval.

Statutory Financial Information.
Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the NAIC and the Delaware Insurance Department.  Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual.  The capital and statutory surplus of Everest Re was $3,391,852 thousand and $3,635,121 thousand at December 31, 2017 and 2016, respectively.  The statutory net loss of Everest Re was $391,419 thousand for the year ended December 31, 2017 and statutory income of Everest Re was, $523,547 thousand and $498,455 thousand for the years ended December 31,  2016 and 2015, respectively.

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

Commencing in 2017, the regulatory targeted capital required by the State of Delaware, Department of Insurance was expanded to include a provision for catastrophe exposure.  This additional requirement added $759,762 thousand of regulatory targeted capital for Everest Re as of December 31, 2017.

The regulatory targeted capital and the actual statutory capital for Everest Re is as follows:

	Everest Re (1)
	At December 31,
(Dollars in thousands)	2017	2016
Regulatory targeted capital	$2,076,892	$1,411,440
Actual capital	$3,391,852	$3,635,121

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At December 31,
(Dollars in thousands)	2017	2016
The Prudential	$144,618	$146,507
Unaffiliated life insurance company	$34,444	$33,860

16.  RELATED-PARTY TRANSACTIONS

Parent

Group entered into a $250,000 thousand long term promissory note agreement with Holdings as of December 31, 2014.  The note will mature on December 31, 2023 and has an interest rate of 1.72% that is payable annually.  This transaction is presented as a Note Receivable – Affiliated in the Consolidated Balance Sheets of Holdings.  Interest income in the amount of $4,300 thousand was recorded by Holdings for the year ended December 31, 2017 and December 31, 2016, respectively.

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

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Dividends received on Parent shares	$-	$-	$38,880
Dividends received on preferred stock of affiliate	31,032	31,032	-

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

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Expenses incurred	$91,927	$84,823	$81,122

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

The following tables present the underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Gross written premiums	$2,593,063	$2,125,792	$2,147,893
Net written premiums	1,135,604	930,178	899,918

Premiums earned	$858,155	$990,055	$951,457
Incurred losses and LAE	912,124	554,100	413,292
Commission and brokerage	160,311	189,495	198,983
Other underwriting expenses	55,881	54,107	50,089
Underwriting gain (loss)	$(270,161)	$192,353	$289,093

International	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Gross written premiums	$1,339,546	$1,269,125	$1,373,978
Net written premiums	615,395	497,645	562,691

Premiums earned	$502,322	$510,915	$581,216
Incurred losses and LAE	622,753	207,605	394,819
Commission and brokerage	101,936	111,514	121,158
Other underwriting expenses	36,291	34,254	34,303
Underwriting gain (loss)	$(258,658)	$157,542	$30,936

Insurance	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Gross written premiums	$1,855,881	$1,668,811	$1,473,760
Net written premiums	972,845	620,299	630,674

Premiums earned	$589,118	$593,079	$611,087
Incurred losses and LAE	504,874	588,575	511,450
Commission and brokerage	(51,322)	(19,585)	(7,816)
Other underwriting expenses	162,714	156,605	130,427
Underwriting gain (loss)	$(27,148)	$(132,516)	$(22,974)

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Underwriting gain (loss)	$(555,967)	$217,379	$297,055
Net investment income	286,259	264,807	273,253
Net realized capital gains (losses)	161,553	(28,941)	50,335
Corporate expense	(7,394)	(8,277)	(7,179)
Interest, fee and bond issue cost amortization expense	(31,183)	(35,435)	(35,434)
Other income (expense)	23,750	(10,542)	29,256
Income (loss) before taxes	$(122,982)	$398,991	$607,286

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

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Canada gross written premiums	$130,136	$124,612	$114,859

No other country represented more than 5% of the Company's revenues.

Approximately 21.5%, 15.3% and 16.3% of the Company's gross written premiums in 2017, 2016 and 2015, respectively, were sourced through the Company's largest intermediary.

18. DISPOSITIONS

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

20. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the periods indicated:

	2017
(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$1,252,384	$1,335,574	$1,701,126	$1,499,405
Net written premiums	448,836	417,912	570,760	1,286,337

Premiums earned	471,055	468,197	518,507	491,836
Net investment income	60,849	71,900	73,417	80,093
Net realized capital gains (losses)	117,768	(92,291)	228,489	(92,413)
Total claims and underwriting expenses	402,124	421,938	1,423,816	257,684
Net income (loss)	169,178	35,658	(389,724)	263,086

	2016
(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$1,129,904	$1,177,791	$1,505,923	$1,250,110
Net written premiums	464,070	441,255	622,616	520,181

Premiums earned	481,925	488,855	556,653	566,616
Net investment income	58,445	73,872	64,570	67,920
Net realized capital gains (losses)	(66,377)	29,165	(50,063)	58,334
Total claims and underwriting expenses	421,654	467,275	448,530	539,211
Net income (loss)	40,990	69,372	76,303	114,979

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

CONSOLIDATED STATEMENTS OF OPERATIONS	Three Months Ended March 31, 2017
AND COMPREHENSIVE INCOME (LOSS):	As Previously	Impact of
	Reported	Revisions	As Revised
(Dollars in thousands)
CLAIMS AND EXPENSES:
Commission, brokerage, taxes and fees	$49,470	$3,037	$52,507
Total claims and expenses	411,543	3,037	414,580

INCOME (LOSS) BEFORE TAXES	247,984	(3,037)	244,947
Income tax expense (benefit)	76,940	(1,171)	75,769

NET INCOME (LOSS)	$171,044	$(1,866)	$169,178

COMPREHENSIVE INCOME (LOSS)	$182,587	$(1,866)	$180,721

CONSOLIDATED STATEMENTS OF OPERATIONS	Three Months Ended December 31, 2016			Three Months Ended September 30, 2016
AND COMPREHENSIVE INCOME (LOSS):	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
CLAIMS AND EXPENSES:
Commission, brokerage, taxes and fees	$63,471	$(1,599)	$61,872	$85,563	$(2,785)	$82,778
Total claims and expenses	551,765	(1,599)	550,166	462,009	(2,785)	459,224

INCOME (LOSS) BEFORE TAXES	141,369	1,599	142,968	95,943	2,785	98,728
Income tax expense (benefit)	27,693	296	27,989	21,145	1,280	22,425

NET INCOME (LOSS)	$113,676	$1,303	$114,979	$74,798	$1,505	$76,303

COMPREHENSIVE INCOME (LOSS)	$22,012	$1,303	$23,315	$74,465	$1,505	$75,970

CONSOLIDATED STATEMENTS OF OPERATIONS	Three Months Ended June 30, 2016			Three Months Ended March 31, 2016
AND COMPREHENSIVE INCOME (LOSS):	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
CLAIMS AND EXPENSES:
Commission, brokerage, taxes and fees	$72,126	$(1,717)	$70,409	$68,822	$(2,457)	$66,365
Total claims and expenses	479,860	(1,717)	478,143	435,306	(2,457)	432,849

INCOME (LOSS) BEFORE TAXES	101,332	1,717	103,049	51,789	2,457	54,246
Income tax expense (benefit)	32,982	695	33,677	12,863	393	13,256

NET INCOME (LOSS)	$68,350	$1,022	$69,372	$38,926	$2,064	$40,990

COMPREHENSIVE INCOME (LOSS)	$124,381	$1,022	$125,403	$100,713	$2,064	$102,777

CONSOLIDATED STATEMENTS OF	Three Months Ended March 31, 2017
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of
	Reported	Revisions	As Revised
(Dollars in thousands, except share amounts)
RETAINED EARNINGS:
Balance, beginning of period	$4,914,308	$32,993	$4,947,301
Net income (loss)	171,044	(1,866)	169,178
Balance, end of period	5,085,352	31,127	5,116,479
TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$5,448,217	$31,127	$5,479,344

CONSOLIDATED STATEMENTS OF	Three Months Ended December 31, 2016			Three Months Ended September 30, 2016
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands, except share amounts)
RETAINED EARNINGS:
Balance, beginning of period	$4,800,632	$31,690	$4,832,322	$4,725,834	$30,185	$4,756,019
Net income (loss)	113,676	1,303	114,979	74,798	1,505	76,303
Balance, end of period	4,914,308	32,993	4,947,301	4,800,632	31,690	4,832,322
TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$5,265,560	$32,993	$5,298,553	$5,240,955	$31,690	$5,272,645

CONSOLIDATED STATEMENTS OF	Three Months Ended June 30, 2016			Three Months Ended March 31, 2016
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands, except share amounts)
RETAINED EARNINGS:
Balance, beginning of period	$4,657,484	$29,163	$4,686,647	$4,618,558	$27,099	$4,645,657
Net income (loss)	68,350	1,022	69,372	38,926	2,064	40,990
Balance, end of period	4,725,834	30,185	4,756,019	4,657,484	29,163	4,686,647
TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$5,164,053	$30,185	$5,194,238	$5,036,717	$29,163	$5,065,880

CONSOLIDATED STATEMENTS OF CASH FLOWS	Three Months Ended March 31, 2017
	As Previously	Impact of
	Reported	Revisions	As Revised
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$171,044	$(1,866)	$169,178
Decrease (increase) in income taxes	75,304	(1,172)	74,132
Increase (decrease) in other net payable to reinsurers	(30,525)	3,347	(27,178)
Change in other assets and liabilities, net	18,204	(309)	17,895

CONSOLIDATED STATEMENTS OF CASH FLOWS	Three Months Ended December 31, 2016			Three Months Ended September 30, 2016
	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$113,676	$1,303	$114,979	$74,798	$1,505	$76,303
Decrease (increase) in income taxes	27,046	298	27,344	25,089	1,279	26,368
Increase (decrease) in other net payable to reinsurers	(154,982)	(850)	(155,832)	160,982	(3,653)	157,329
Change in other assets and liabilities, net	141,045	(751)	140,294	(139,171)	869	(138,302)

CONSOLIDATED STATEMENTS OF CASH FLOWS	Three Months Ended June 30, 2016			Three Months Ended March 31, 2016
	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$68,350	$1,022	$69,372	$38,926	$2,064	$40,990
Decrease (increase) in income taxes	1,644	696	2,340	6,546	393	6,939
Increase (decrease) in other net payable to reinsurers	(263,654)	(1,989)	(265,643)	(106,588)	(1,122)	(107,710)
Change in other assets and liabilities, net	(10,280)	271	(10,009)	24,496	(1,335)	23,161

SCHEDULE I – SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2017

Column A	Column B	Column C	Column D
			Amount
			Shown in
		Market	Balance
(Dollars in thousands)	Cost	Value	Sheet
Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$671,449	$664,513	$664,513
State, municipalities and political subdivisions	563,789	585,469	585,469
Foreign government securities	514,048	523,620	523,620
Foreign corporate securities	863,861	870,989	870,989
Public utilities	52,712	52,860	52,860
All other corporate bonds	2,093,124	2,107,350	2,107,350
Mortgage - backed securities
Commercial	52,121	51,751	51,751
Agency residential	114,435	113,288	113,288
Non-agency residential	51	58	58
Redeemable preferred stock	2,032	2,023	2,023
Total fixed maturities-available for sale	4,927,622	4,971,921	4,971,921
Equity securities - available for sale, at fair value(1)	592,816	822,375	822,375
Short-term investments	241,506	241,506	241,506
Other invested assets	835,597	838,694	838,694
Other invested assets, at fair value (1)	1,773,214	1,807,473	1,807,473
Cash	229,552	229,552	229,552

Total investments and cash	$8,600,307	$8,911,521	$8,911,521

(Some amounts may not reconcile due to rounding.)

(1) Original cost does not reflect adjustments, which have been realized through the statements of operations and comprehensive income.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS

	At December 31,
(Dollars and share amounts in thousands, except par value per share)	2017	2016
ASSETS:
Fixed maturities - available for sale, at market value	$108,010	$98,143
(amortized cost: 2017, $109,008; 2016, $99,391)
Equity securities - available for sale, at fair value	191,098	133,755
Other invested assets	51,616	31,113
Other invested assets, at fair value	1,807,473	1,766,626
Short-term investments	4,507	13,013
Cash	10,295	10,222
Total investments and cash	2,172,999	2,052,872
Investment in subsidiaries, at equity in the underlying net assets	3,842,806	3,931,264
Note receivable - affiliated	250,000	250,000
Accrued investment income	644	4,938
Advances to affiliates	(72)	218
Other assets	4,832	17,618
TOTAL ASSETS	$6,271,209	$6,256,910

LIABILITIES:
4.868% Senior notes due 6/1/2044	$396,834	$396,714
6.6% Long term notes due 5/1/2067	236,561	236,462
Accrued interest on debt and borrowings	2,727	3,537
Income taxes	196,270	309,816
Due to affiliates	25,475	9,705
Other liabilities	619	2,123
Total liabilities	858,486	958,357

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2017 and 2016)	-	-
Additional paid-in capital	387,841	387,567
Accumulated other comprehensive income (loss), net of deferred income
tax expense (benefit) of ($299) at 2017 and ($19,549) at 2016	(942)	(36,315)
Retained earnings	5,025,824	4,947,301
Total stockholder's equity	5,412,723	5,298,553
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$6,271,209	$6,256,910

See notes to consolidated financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
REVENUES:
Net investment income	$34,813	$33,748	$40,441
Net investment income - Affiliated	4,300	4,300	4,300
Net realized capital gains (losses)	81,027	(12,635)	119,075
Realized gain of sale of subsidiary	-	(28,032)	94,704
Other income (expense)	(297)	(268)	(263)
Net income (loss) of subsidiaries	(124,269)	288,851	274,362
Total revenues	(4,426)	285,964	532,619

EXPENSES:
Interest expense	31,183	35,435	35,434
Corporate expense	5,233	6,713	5,251
Total expenses	36,416	42,148	40,685

INCOME (LOSS) BEFORE TAXES	(40,842)	243,816	491,934
Income tax expense (benefit)	(119,040)	(57,828)	79,544

NET INCOME (LOSS)	$78,198	$301,644	$412,390

Other comprehensive income (loss), net of tax :
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(10,536)	4,114	(23,157)
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	2,303	21,273	(817)
Total URA(D) on securities arising during the period	(8,233)	25,387	(23,974)

Foreign currency translation adjustments	37,427	2,849	(54,578)

Benefit plan actuarial net gain (loss) for the period	1,027	(7,488)	5,681
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	5,477	5,073	6,216
Total benefit plan net gain (loss) for the period	6,504	(2,415)	11,897
Total other comprehensive income (loss), net of tax	35,698	25,821	(66,655)

COMPREHENSIVE INCOME (LOSS)	$113,896	$327,465	$345,735

See notes to consolidated financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$78,198	$301,644	$412,390
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (earnings) deficit of subsidiaries	124,269	(288,851)	(274,362)
Decrease (increase) in advances to affiliates	-	-	20,243
Increase (decrease) in income taxes	(113,773)	(44,260)	1,082
Change in equity adjustments in limited partnerships	(121)	(220)	-
Change in other assets and liabilities, net	31,044	(2,187)	(6,872)
Amortization of bond premium (accrual of bond discount)	450	400	259
Net realized capital losses (gains)	(81,027)	40,667	(119,075)
Net cash provided by (used in) operating activities	39,040	7,193	33,665

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiaries	741	(4,815)	(2,837)
Proceeds from fixed maturities matured/called - available for sale, at market value	6,612	5,244	2,972
Proceeds from fixed maturities sold - available for sale, at market value	7,189	-	-
Proceeds from equity maturities sold - available for sale, at fair value	37,634	23,777	43,402
Proceeds from sale of subdisidiary (net of cash disposed)	-	47,721	3,934
Distributions from other invested assets	132,064	93,959	-
Cost of fixed maturities acquired - available for sale, at market value	(24,058)	(39,214)	(60,240)
Cost of equity securities acquired - available for sale, at fair value	(54,605)	(32,361)	(76,559)
Cost of other invest assets acquired	(152,446)	(121,806)	-
Net change in short-term investments	8,506	24,789	54,588
Net change in unsettled securities transaction	(604)	(497)	1,101
Net cash provided by (used in) investing activities	(38,967)	(3,203)	(33,639)

Net increase (decrease) in cash	73	3,990	26
Cash, beginning of period	10,222	6,232	6,206
Cash, end of period	$10,295	$10,222	$6,232

Non-cash financing transaction:
Non-cash contribution from parent	$598	$12,778	$12,497
Non-cash contribution to subsidiaries	(598)	(12,778)	(12,497)

NON-CASH TRANSACTION (2015):
Exchange of common shares of parent company, held as other invested assets at fair value,	$-	$-	$1,773,214
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

SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
		Reserve				Incurred
Geographic Area		for Losses				Loss and	Amortization
	Deferred	and Loss	Unearned		Net	Loss	of Deferred	Other	Net
	Acquisition	Adjustment	Premium	Premiums	Investment	Adjustment	Acquisition	Operating	Written
(Dollars in thousands)	Costs	Expenses	Reserves	Earned	Income	Expenses	Costs	Expenses	Premium
December 31, 2017
Domestic	$260,706	$7,070,895	$1,352,987	$1,447,273	$253,852	$1,416,998	$108,989	$218,595	$2,108,449
International	47,035	2,272,133	254,635	502,322	32,407	622,753	101,936	36,291	615,395
Total	$307,741	$9,343,028	$1,607,622	$1,949,595	$286,259	$2,039,751	$210,925	$254,886	$2,723,844

December 31, 2016
Domestic	$44,301	$6,489,232	$1,054,832	$1,583,134	$231,748	$1,142,675	$169,910	$210,712	$1,550,477
International	24,320	1,842,056	257,553	510,915	33,059	207,605	111,514	34,254	497,645
Total	$68,621	$8,331,288	$1,312,386	$2,094,049	$264,807	$1,350,280	$281,424	$244,966	$2,048,122

December 31, 2015
Domestic	$61,807	$6,033,374	$1,059,530	$1,562,544	$239,072	$924,742	$191,167	$180,516	$1,530,592
International	24,596	1,907,346	290,269	581,216	34,181	394,819	121,158	34,303	562,691
Total	$86,402	$7,940,720	$1,349,799	$2,143,760	$273,253	$1,319,561	$312,325	$214,819	$2,093,283

(Some amounts may not reconcile due to rounding.)

SCHEDULE IV – REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed
	Gross	Other	from Other	Net	Assumed
(Dollars in thousands)	Amount	Companies	Companies	Amount	to Net

December 31, 2017
Total property and liability
insurance premiums earned	$1,655,023	$3,548,264	$3,842,836	$1,949,595	197.1%

December 31, 2016
Total property and liability
insurance premiums earned	$1,608,783	$3,007,332	$3,492,598	$2,094,049	166.8%

December 31, 2015
Total property and liability
insurance premiums earned	$1,439,795	$2,933,519	$3,637,484	$2,143,760	169.7%