Form 10-Q
period 2018-03-31
EVEREST REINSURANCE HOLDINGS INC
filed 2018-05-15
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2018	Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
Delaware	22-3263609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

YES	NO	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At May 1, 2018
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2018 (unaudited) and
	December 31, 2017	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three months ended March 31, 2018 and 2017 (unaudited)	2

	Consolidated Statements of Changes in Stockholder's Equity for the three
	months ended March 31, 2018 and 2017 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended
	March 31, 2018 and 2017 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operation	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Mine Safety Disclosures	44

Item 5.	Other Information	44

Item 6.	Exhibits	44

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands, except par value per share)	2018	2017
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$4,907,818	$4,971,921
(amortized cost: 2018, $4,928,909; 2017, $4,927,622)
Fixed maturities - available for sale, at fair value	1,821	-
Equity securities - available for sale, at fair value	887,435	822,375
Short-term investments	186,605	241,506
Other invested assets (cost: 2018, $865,412; 2017, $835,597)	865,412	838,694
Other invested assets, at fair value	1,770,684	1,807,473
Cash	384,410	229,552
Total investments and cash	9,004,185	8,911,521
Note receivable - affiliated	250,000	250,000
Accrued investment income	38,458	35,376
Premiums receivable	1,283,896	1,301,827
Reinsurance receivables - unaffiliated	1,141,448	1,180,648
Reinsurance receivables - affiliated	4,796,997	4,940,039
Income taxes	48,917	87,110
Funds held by reinsureds	76,255	210,939
Deferred acquisition costs	307,161	307,741
Prepaid reinsurance premiums	312,780	346,708
Other assets	293,533	316,603
TOTAL ASSETS	$17,553,630	$17,888,512

LIABILITIES:
Reserve for losses and loss adjustment expenses	$9,145,821	$9,343,028
Unearned premium reserve	1,611,403	1,607,622
Funds held under reinsurance treaties	42,105	40,536
Commission reserves	13,757	21,464
Other net payable to reinsurers	352,198	491,299
4.868% Senior notes due 6/1/2044	396,864	396,834
6.6% Long term notes due 5/1/2067	236,585	236,561
Accrued interest on debt and borrowings	7,668	2,727
Unsettled securities payable	32,263	25,338
Other liabilities	365,551	310,380
Total liabilities	12,204,215	12,475,789

Commitments and Contingencies (Note 7)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2018 and 2017)	-	-
Additional paid-in capital	387,889	387,841
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of ($14,553) at 2018 and ($299) at 2017	(54,573)	(942)
Retained earnings	5,016,099	5,025,824
Total stockholder's equity	5,349,415	5,412,723
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$17,553,630	$17,888,512

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
	(unaudited)
REVENUES:
Premiums earned	$1,116,010	$471,055
Net investment income	69,909	60,849
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(35)	(1,132)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-
Realized gain(loss) on sale of subsidiary	-	-
Other net realized capital gains (losses)	(60,166)	118,900
Total net realized capital gains (losses)	(60,201)	117,768
Other income (expense)	(74,877)	9,855
Total revenues	1,050,841	659,527

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	713,255	289,722
Commission, brokerage, taxes and fees	256,457	52,507
Other underwriting expenses	77,351	59,895
Corporate expenses	3,596	3,597
Interest, fee and bond issue cost amortization expense	7,313	8,859
Total claims and expenses	1,057,972	414,580

INCOME (LOSS) BEFORE TAXES	(7,131)	244,947
Income tax expense (benefit)	5,041	75,769

NET INCOME (LOSS)	$(12,172)	$169,178

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(46,822)	9,439
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	(4,835)	(3,467)
Total URA(D) on securities arising during the period	(51,657)	5,972

Foreign currency translation adjustments	(1,342)	3,567

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	1,815	2,004
Total benefit plan net gain (loss) for the period	1,815	2,004
Total other comprehensive income (loss), net of tax	(51,184)	11,543

COMPREHENSIVE INCOME (LOSS)	$(63,356)	$180,721

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER'S EQUITY

	Three Months Ended
	March 31,
(Dollars in thousands, except share amounts)	2018	2017
	(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000
Balance, end of period	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$387,841	$387,567
Share-based compensation plans	48	70
Balance, end of period	387,889	387,637

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(942)	(36,315)
Net increase (decrease) during the period	(51,184)	11,543
Cumulative change due to adoption of Accounting Standards Update 2016-01	(2,447)	-
Balance, end of period	(54,573)	(24,772)

RETAINED EARNINGS:
Balance, beginning of period	5,025,824	4,947,301
Net income (loss)	(12,172)	169,178
Cumulative change due to adoption of Accounting Standards Update 2016-01	2,447	-
Balance, end of period	5,016,099	5,116,479

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$5,349,415	$5,479,344

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,172)	$169,178
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	18,258	(127,985)
Decrease (increase) in funds held by reinsureds, net	136,342	5,307
Decrease (increase) in reinsurance receivables	177,774	(33,666)
Decrease (increase) in income taxes	52,369	74,132
Decrease (increase) in prepaid reinsurance premiums	33,663	(61,392)
Increase (decrease) in reserve for losses and loss adjustment expenses	(193,513)	34,016
Increase (decrease) in unearned premiums	3,844	39,180
Increase (decrease) in other net payable to reinsurers	(138,603)	(27,178)
Increase (decrease) in losses in course of payment	(20,616)	99,506
Change in equity adjustments in limited partnerships	(15,687)	225
Distribution of limited partnership income	10,214	3,727
Change in other assets and liabilities, net	51,822	17,896
Non-cash compensation expense	2,913	2,629
Amortization of bond premium (accrual of bond discount)	2,105	4,494
Net realized capital (gains) losses	60,201	(117,768)
Net cash provided by (used in) operating activities	168,914	82,301

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	217,085	274,356
Proceeds from fixed maturities sold - available for sale, at market value	154,981	292,994
Proceeds from equity securities sold - available for sale, at fair value	128,479	134,051
Distributions from other invested assets	371,583	448,121
Cost of fixed maturities acquired - available for sale, at market value	(369,980)	(785,984)
Cost of fixed maturities acquired - available for sale, at fair value	(1,836)	-
Cost of equity securities acquired - available for sale, at fair value	(223,034)	(56,724)
Cost of other invested assets acquired	(395,769)	(497,077)
Net change in short-term investments	54,594	(29,794)
Net change in unsettled securities transactions	41,432	72,275
Net cash provided by (used in) investing activities	(22,465)	(147,782)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation, net of expense	(419)	(2,560)
Net cash provided by (used in) financing activities	(419)	(2,560)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	8,828	5,833

Net increase (decrease) in cash	154,858	(62,208)
Cash, beginning of period	229,552	297,794
Cash, end of period	$384,410	$235,586

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$(50,447)	$1,581
Interest paid	2,317	-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2018 and 2017

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

2.      BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three months ended March 31. 2018 and 2017 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), has been omitted since it is not required for interim reporting purposes. The December 31, 2017 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three months ended March 31. 2018 and 2017 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2017, 2016 and 2015 included in the Company's most recent Form 10-K filing.

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

Certain reclassifications and format changes have been made to prior years' amounts to conform to the 2018 presentation.

Application of Recently Issued Accounting Standard Changes.

Accounting for Deferred Taxes in Accumulated Other Comprehensive Income (AOCI).  In February 2018, FASB issued ASU 2018-02 which outlines guidance on the treatment of trapped deferred taxes contained within AOCI on the consolidated balance sheets.  The new guidance allows the amount of trapped deferred taxes in AOCI, resulting from the change in the U.S. tax rate from 35% to 21% upon enactment of the Tax Cuts and Jobs Act ("TCJA"), to be reclassed as part of retained earnings in the consolidated balance sheets.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2018, but early adoption is allowed. The Company has decided to early adopt the guidance as of December 31, 2017.  The adoption has resulted in a reclass of $325 thousand between AOCI and retained earnings.

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

Presentation and Disclosure of Net Periodic Benefit Costs.  In March 2017, FASB issued ASU 2017-07 which outlines guidance on the presentation of net periodic costs of benefit plans.  The new guidance requires that the service cost component of net periodic benefit costs be reported within the same line item of the statements of operations as other compensation costs are reported.  Other components of net periodic benefit costs should be reported separately.  Footnote disclosure is required to state within which line items of the statements of operations the components are reported. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. The Company adopted the guidance effective January 1, 2018. The adoption of ASU 2017-07 did not have a material impact on the Company's financial statements.

Disclosure of Restricted Cash.  In November 2016, FASB issued ASU 2016-18 and in August 2016, FASB issued ASU 2016-15 which outlines guidance on the presentation in the statements of cash flows of changes in restricted cash. The new guidance requires that the statements of cash flows should reflect all changes in cash, cash equivalents and restricted cash in total and not segregated individually.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. The Company adopted the guidance effective January 1, 2018.  The adoption of ASU 2016-18 and ASU 2016-15 did not have a material impact on the Company's financial statements.

Intra-Entity Asset Transfers.  In October 2016, FASB issued ASU 2016-16 which outlines guidance on the tax accounting for intra-entity asset sales and transfers, other than inventory.  The new guidance requires that reporting entities recognize tax expense from the intra-entity transfer of an asset in the seller's tax jurisdiction at the time of transfer and recognize any deferred tax asset in the buyer's tax jurisdiction at the time of transfer.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. The Company adopted the guidance effective January 1, 2018. The adoption of ASU 2016-16 did not have a material impact on the Company's financial statements.

Valuation of Financial Instruments.  In June 2016, FASB issued ASU 2016-13 which outline guidance on the valuation of and accounting for assets measured at amortized cost and available for sale debt securities. The carrying value of assets measured at amortized cost will now be presented as the amount expected to be collected on the financial asset (amortized cost less an allowance for credit losses valuation account).  Available for sale debt securities will now record credit losses through an allowance for credit losses, which will be limited to the amount by which fair value is below amortized cost. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its financial statements.

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

Recognition and Measurement of Financial Instruments.  In January 2016, the FASB issued ASU 2016-01 which outlines revised guidance on the accounting for equity investments. The new guidance states that all equity investments in unconsolidated entities will be measured at fair value, with the change in value being recorded through the income statement rather than being recorded within other comprehensive income. The updated guidance is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company adopted the guidance effective January 1, 2018. The adoption of ASU 2016-01 resulted in a cumulative change adjustment of $2,447 thousand between AOCI and retained earnings, which is disclosed separately within the consolidated statement of changes in shareholders equity.

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

Revenue Recognition.  In May 2014, the FASB issued ASU 2014-09 and in August 2015, FASB issued ASU 2015-14 which outline revised guidance on the recognition of revenue arising from contracts with customers. The new guidance states that reporting entities should apply certain steps to determine when revenue should be recognized, based upon fulfillment of performance obligations to complete contracts. The updated guidance is effective for annual and interim reporting periods beginning after December 15, 2017. The Company adopted the guidance effective January 1, 2018. The adoption of ASU 2014-09 and ASU 2015-14 did not have a material impact on the Company's financial statements.

Any issued guidance and pronouncements, other than those directly referenced above, are deemed by the Company to be either not applicable or immaterial to its financial statements.

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

4.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, investments, carried at market value and other-than-temporary impairments ("OTTI") in accumulated other comprehensive income ("AOCI") are as follows for the periods indicated:

	At March 31, 2018
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$705,124	$324	$(14,037)	$691,411	$-
Obligations of U.S. states and political subdivisions	523,611	14,630	(1,694)	536,547	165
Corporate securities	1,991,600	17,038	(32,936)	1,975,702	133
Asset-backed securities	132,109	75	(1,295)	130,889	-
Mortgage-backed securities
Commercial	51,247	-	(738)	50,509	-
Agency residential	139,703	548	(2,961)	137,290	-
Non-agency residential	45	5	-	50	-
Foreign government securities	513,864	14,888	(8,891)	519,861	-
Foreign corporate securities	871,606	14,225	(20,272)	865,559	307
Total fixed maturity securities	$4,928,909	$61,733	$(82,824)	$4,907,818	$605

	At December 31, 2017
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$671,449	$658	$(7,594)	$664,513	$-
Obligations of U.S. states and political subdivisions	563,789	22,124	(444)	585,469	-
Corporate securities	2,009,665	28,003	(13,459)	2,024,209	129
Asset-backed securities	138,203	207	(386)	138,024	-
Mortgage-backed securities
Commercial	52,121	115	(485)	51,751	-
Agency residential	114,435	511	(1,658)	113,288	-
Non-agency residential	51	7	-	58	-
Foreign government securities	514,048	17,065	(7,493)	523,620	-
Foreign corporate securities	863,861	20,121	(12,993)	870,989	377
Total fixed maturity securities	$4,927,622	$88,811	$(44,512)	$4,971,921	$506

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

	At March 31, 2018		At December 31, 2017
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$341,749	$341,018	$319,858	$320,746
Due after one year through five years	2,591,948	2,555,916	2,601,898	2,595,237
Due after five years through ten years	1,041,331	1,044,539	1,051,431	1,069,617
Due after ten years	630,777	647,607	649,625	683,200
Asset-backed securities	132,109	130,889	138,203	138,024
Mortgage-backed securities
Commercial	51,247	50,509	52,121	51,751
Agency residential	139,703	137,290	114,435	113,288
Non-agency residential	45	50	51	58
Total fixed maturity securities	$4,928,909	$4,907,818	$4,927,622	$4,971,921

The changes in net unrealized appreciation (depreciation) for the Company's investments are derived from the following sources for the periods as indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(65,488)	$12,242
Fixed maturity securities, other-than-temporary impairment	99	(3,499)
Other invested assets	-	444
Change in unrealized appreciation (depreciation), pre-tax	(65,389)	9,187
Deferred tax benefit (expense)	13,753	(4,440)
Deferred tax benefit (expense), other-than-temporary impairment	(21)	1,225
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$(51,657)	$5,972

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at March 31, 2018 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$463,799	$(7,505)	$197,045	$(6,532)	$660,844	$(14,037)
Obligations of U.S. states and political subdivisions	48,612	(383)	36,392	(1,311)	85,004	(1,694)
Corporate securities	932,829	(22,060)	197,475	(10,876)	1,130,304	(32,936)
Asset-backed securities	88,378	(1,187)	9,763	(108)	98,141	(1,295)
Mortgage-backed securities
Commercial	44,673	(534)	5,835	(204)	50,508	(738)
Agency residential	49,143	(934)	58,282	(2,027)	107,425	(2,961)
Foreign government securities	166,552	(2,568)	112,686	(6,323)	279,238	(8,891)
Foreign corporate securities	373,653	(10,292)	116,799	(9,980)	490,452	(20,272)
Total fixed maturity securities	$2,167,639	$(45,463)	$734,277	$(37,361)	$2,901,916	$(82,824)

	Duration of Unrealized Loss at March 31, 2018 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$127,462	$(1,146)	$34,295	$(2,361)	$161,757	$(3,507)
Due in one year through five years	1,343,096	(26,724)	472,954	(23,235)	1,816,050	(49,959)
Due in five years through ten years	357,163	(10,110)	116,756	(8,115)	473,919	(18,225)
Due after ten years	157,724	(4,828)	36,392	(1,311)	194,116	(6,139)
Asset-backed securities	88,378	(1,187)	9,763	(108)	98,141	(1,295)
Mortgage-backed securities	93,816	(1,468)	64,117	(2,231)	157,933	(3,699)
Total fixed maturity securities	$2,167,639	$(45,463)	$734,277	$(37,361)	$2,901,916	$(82,824)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at March 31, 2018 were $2,901,916 thousand and $82,824 thousand, respectively.  The market value of securities for the single issuer (the United States government) whose securities comprised the largest unrealized loss position at March 31, 2018, did not exceed 13.5% of the overall market value of the Company's fixed maturity securities. The market value of securities for the issuer with the second largest unrealized loss comprised less than 0.8% of the company's fixed maturity securities. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $45,463 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, U.S. government agencies and corporations and foreign government securities.  Of these unrealized losses, $38,298 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  The $37,361 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily due to foreign and domestic corporate securities, foreign government securities, U.S. government agencies and corporations and agency residential mortgage-backed securities.  Of these unrealized losses $35,930 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the tables below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Fixed maturities	$42,419	$46,980
Equity securities	4,403	6,748
Short-term investments and cash	928	390
Other invested assets
Limited partnerships	14,472	(224)
Dividends from preferred shares of affiliate	7,758	7,758
Other	3,195	1,252
Gross investment income before adjustments	73,175	62,904
Funds held interest income (expense)	2,868	1,939
Interest income from Parent	1,075	1,075
Gross investment income	77,118	65,918
Investment expenses	(7,209)	(5,069)
Net investment income	$69,909	$60,849

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

The Company had contractual commitments to invest up to an additional $386,414 thousand in limited partnerships at March 31, 2018.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2023.

The Company's other invested assets at March 31, 2018 and December 31, 2017 included $115,446 thousand and $131,998 thousand, respectively, related to a private placement liquidity sweep facility. The primary purpose of the facility is to enhance the Company's return on its short-term investments and cash positions. The facility invests in high quality, short-duration securities and permits daily liquidity.

Other invested assets, at fair value, as of March 31, 2018 and December 31, 2017, were comprised of preferred shares held in Preferred Holdings, an affiliated company.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Fixed maturity securities, market value:
Other-than-temporary impairments	$(35)	$(1,132)
Gains (losses) from sales	6,130	6,465
Fixed maturity securities, fair value:
Gains (losses) from sales	(14)	-
Equity securities, fair value:
Gains (losses) from sales	(2,481)	4,340
Gains (losses) from fair value adjustments	(27,014)	37,418
Other invested assets	3	1
Other invested assets, fair value:
Gains (losses) from fair value adjustments	(36,789)	70,675
Short-term investment gains (losses)	(1)	1
Total net realized capital gains (losses)	$(60,201)	$117,768

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Proceeds from sales of fixed maturity securities	$154,981	$292,994
Gross gains from sales	6,927	7,995
Gross losses from sales	(811)	(1,530)

Proceeds from sales of equity securities	$128,479	$134,051
Gross gains from sales	3,228	8,013
Gross losses from sales	(5,709)	(3,673)

5.  RESERVES FOR LOSSES AND LAE

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	Three Months Ended	Twelve Months Ended
	March 31,	December 31,
(Dollars in thousands)	2018	2017
Gross reserves at January 1	$9,343,028	$8,331,288
Less reinsurance recoverables	(5,727,268)	(4,199,791)
Net reserves at January 1	3,615,760	4,131,497

Incurred related to:
Current year	712,937	2,157,498
Prior years	318	(117,747)
Total incurred losses and LAE	713,255	2,039,751

Paid related to:
Current year	119,982	1,607,601
Prior years	496,649	957,933
Total paid losses and LAE	616,631	2,565,534

Foreign exchange/translation adjustment	4,384	10,046

Net reserves at December 31	3,716,768	3,615,760
Plus reinsurance recoverables	5,429,053	5,727,268
Gross reserves at December 31	$9,145,821	$9,343,028

Incurred prior years' reserves increased by $318 thousand for the three months ended March 31, 2018 and decreased by $117,747 thousand for the year ended December 31, 2017. The increase for the three months ended March 31, 2018, related primarily to unfavorable development on insurance business. The decrease for 2017 was attributable to favorable development in the reinsurance segments of $84,809 thousand related primarily to property and short-tail business in the U.S., as well as favorable development on prior year catastrophe losses, partially offset by $25,194 thousand of adverse development on A&E reserves. The insurance segment also experienced favorable development on prior year reserves of $32,938 thousand mainly on its workers compensation business, which is largely written in California.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.   No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Due to the unavailability of prices for seventy-four private placement securities at March 31, 2018, an investment manager's valuation committee valued seventy-three of these private placement securities at $164,818 thousand. A majority of the fair values determined by the valuation committee are substantiated by valuations from independent third parties. In addition, the Company valued one private placement security at $16,962 thousand, representing par value.  Due to the unavailability of prices for sixty-five private placement securities at December 31, 2017, an investment manager's valuation committee valued the sixty-five securities at $165,173 thousand.

The Company internally manages a public equity portfolio which had a fair value at March 31, 2018 and December 31, 2017 of $349,344 thousand and $245,043 thousand, respectively, and all prices were obtained from publicly published sources.

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

Other invested assets, at fair value, was categorized as Level 3 at March 31, 2018 and December 31, 2017, since it represented a privately placed convertible preferred stock issued by an affiliate.  The stock was received in exchange for shares of the Company's parent.  The 25 year redeemable, convertible preferred stock with a 1.75% coupon is valued using a pricing model. The pricing model includes observable inputs such as the U.S. Treasury yield curve rate T note constant maturity 20 year and the swap rate on the Company's June 1, 2044, 4.868% senior notes, with adjustments to reflect the Company's own assumptions about the inputs that market participants would use in pricing the asset.

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$691,411	$-	$691,411	$-
Obligations of U.S. States and political subdivisions	536,547	-	536,547	-
Corporate securities	1,975,702	-	1,807,112	168,590
Asset-backed securities	130,889	-	130,889	-
Mortgage-backed securities
Commercial	50,509	-	50,509	-
Agency residential	137,290	-	137,290	-
Non-agency residential	50	-	50	-
Foreign government securities	519,861	-	519,861	-
Foreign corporate securities	865,559	-	854,191	11,368
Total fixed maturities, market value	4,907,818	-	4,727,860	179,958

Fixed maturities, fair value	1,821	-	-	1,821
Equity securities, fair value	887,435	858,992	28,443	-
Other invested assets, fair value	1,770,684	-	-	1,770,684

There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2018.

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

In addition $82,902 thousand and $79,505 thousand of investments within other invested assets on the consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively, are not included within the fair value hierarchy tables as the assets are valued using the NAV practical expedient guidance within ASU 2015-07.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Total Fixed Maturities, Market Value
	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Corporate	Foreign		Corporate	Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	Corporate	Total
Beginning balance	$158,221	$6,952	$165,173	$65,197	$2,538	$67,735
Total gains or (losses) (realized/unrealized)
Included in earnings	722	94	816	214	(24)	190
Included in other comprehensive income (loss)	235	-	235	(29)	-	(29)
Purchases, issuances and settlements	9,412	4,322	13,734	18,940	288	19,228
Transfers in and/or (out) of Level 3	-	-	-	-	-	-
Ending balance	$168,590	$11,368	$179,958	$84,322	$2,802	$87,124

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

Total Fixed Maturities, Fair Value
	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at fair value	$-	$-	$-	$-
Total gains or (losses) (realized/unrealized)
Included in earnings	(14)	(14)	-	-
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	1,835	1,835	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$1,821	$1,821	$-	$-

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

There were no net transfers to/(from) level 3, during the three months ended March 31, 2018 and 2017, respectively.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by other invested assets, for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Other invested assets, fair value:
Beginning balance	$1,807,473	$1,766,626
Total gains or (losses) (realized/unrealized)
Included in earnings	(36,789)	70,675
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Ending balance	$1,770,684	$1,837,302

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$-	$-

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

The Company has entered into separate annuity agreements with The Prudential Insurance Company of America ("The Prudential") and an additional unaffiliated life insurance company in which the Company has either purchased annuity contracts or become the assignee of annuity proceeds that are meant to settle claim payment obligations in the future. In both instances, the Company would become contingently liable if either The Prudential or the unaffiliated life insurance company were unable to make payments related to the respective annuity contact.

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At March 31,	At December 31,
(Dollars in thousands)	2018	2017
The Prudential	$144,516	$144,618
Unaffiliated life insurance company	32,718	$34,444

8.  COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(59,390)	$12,490	$(46,900)	$18,020	$(6,307)	$11,713
URA(D) on securities - OTTI	99	(21)	78	(3,499)	1,225	(2,274)
Reclassification of net realized losses (gains) included in net income (loss)	(6,098)	1,263	(4,835)	(5,334)	1,867	(3,467)
Foreign currency translation adjustments	(1,696)	354	(1,342)	5,487	(1,920)	3,567
Reclassification of amortization of net gain (loss) included in net income (loss)	2,298	(483)	1,815	3,083	(1,079)	2,004
Total other comprehensive income (loss)	$(64,787)	$13,603	$(51,184)	$17,757	$(6,214)	$11,543

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended
	March 31,		Affected line item within the statements of
AOCI component	2018	2017	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$(6,098)	$(5,334)	Other net realized capital gains (losses)
	1,263	1,867	Income tax expense (benefit)
	$(4,835)	$(3,467)	Net income (loss)

Benefit plan net gain (loss)	$2,298	$3,083	Other underwriting expenses
	(483)	(1,079)	Income tax expense (benefit)
	$1,815	$2,004	Net income (loss)

(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended	Twelve Months Ended
	March 31,	December 31,
(Dollars in thousands)	2018	2017

Beginning balance of URA (D) on securities	$37,442	$39,041
Current period change in URA (D) of investments - temporary	(51,735)	(5,284)
Current period change in URA (D) of investments - non-credit OTTI	78	(2,949)
Reclass due to early adoption of ASU 2018-02	-	6,634
Cumulative change due to ASU 2016-01	(2,447)	-
Ending balance of URA (D) on securities	(16,662)	37,442

Beginning balance of foreign currency translation adjustments	33,545	(9,852)
Current period change in foreign currency translation adjustments	(1,342)	37,427
Reclass due to early adoption of ASU 2018-02	-	5,970
Ending balance of foreign currency translation adjustments	32,203	33,545

Beginning balance of benefit plan net gain (loss)	(71,929)	(65,504)
Current period change in benefit plan net gain (loss)	1,815	6,504
Reclass due to early adoption of ASU 2018-02	-	(12,929)
Ending balance of benefit plan net gain (loss)	(70,114)	(71,929)

Ending balance of accumulated other comprehensive income (loss)	$(54,573)	$(942)

9.  COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re's investments as collateral, as security for assumed losses payable to non-affiliated ceding companies.  At March 31, 2018, the total amount on deposit in the trust account was $698,649 thousand.

On April 24, 2014, the Company entered into two collateralized reinsurance agreements with Kilimanjaro Re Limited ("Kilimanjaro"), a Bermuda based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage.  These agreements are multi-year reinsurance contracts which cover specified named storm and earthquake events.  The first agreement provides up to $250,000 thousand of reinsurance coverage from named storms in specified states of the Southeastern United States.  The second agreement provides up to $200,000 thousand of reinsurance coverage from named storms in specified states of the Southeast, Mid-Atlantic and Northeast regions of the United States and Puerto Rico as well as reinsurance coverage from earthquakes in specified states of the Southeast, Mid-Atlantic, Northeast and West regions of the United States, Puerto Rico and British Columbia.  These reinsurance agreements expired in April, 2018.

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

On April 30, 2018 the Company entered into four collateralized reinsurance agreements with Kilimanjaro Re to provide the Company with catastrophe reinsurance coverage.  These agreements are multi-year reinsurance contracts which cover named storm and earthquake events.  The first two agreements are four year reinsurance contracts which provide up to $62,500 thousand and $200,000 thousand, respectively, of annual aggregate reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico, the U.S. Virgin Islands and Canada.  The remaining two agreements are five year reinsurance contracts which provide up to $62,500 thousand and $200,000 thousand, respectively, of annual aggregate reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico, the U.S. Virgin Islands and Canada.

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

Kilimanjaro has financed the various property catastrophe reinsurance coverages by issuing catastrophe bonds to unrelated, external investors.  On April 24, 2014, Kilimanjaro issued $450,000 thousand of notes ("Series 2014-1 Notes"). The $450,000 thousand of Series 2014-1 Notes were fully redeemed on April 30, 2018 and are no longer outstanding.  On November 18, 2014, Kilimanjaro issued $500,000 thousand of notes ("Series 2014-2 Notes").  On December 1, 2015, Kilimanjaro issued $625,000 thousand of notes ("Series 2015-1 Notes).  On April 13, 2017, Kilimanjaro issued $950,000 thousand of notes ("Series 2017-1 Notes) and $300,000 thousand of notes ("Series 2017-2 Notes). On April 30, 2018, Kilimanjaro issued $262,500 thousand of notes ("Series 2018-1 Notes") and $262,500 thousand of notes ("Series 2018-2 Notes"). The proceeds from the issuance of the Notes listed above are held in reinsurance trust throughout the duration of the applicable reinsurance agreements and invested solely in US government money market funds with a rating of at least "AAAm" by Standard & Poor's.

10.  SENIOR NOTES

The table below displays Holdings' outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				March 31, 2018		December 31, 2017
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior notes	06/05/2014	06/01/2044	400,000	$396,864	$399,080	$396,834	$420,340

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044. Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Interest expense incurred	$4,868	$4,868

11.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings' outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		March 31, 2018		December 31, 2017
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$236,585	$238,421	$236,561	$233,072

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007.  During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings' right to defer interest on one or more occasions for up to ten consecutive years.  Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including August 15, 2017. The reset quarterly interest rate for February 15, 2018 to May 14, 2018 is 4.2%.

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Interest expense incurred	$2,391	$3,937

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended
U.S. Reinsurance	March 31,
(Dollars in thousands)	2018	2017
Gross written premiums	$644,222	$578,958
Net written premiums	423,831	219,062

Premiums earned	$441,385	$208,314
Incurred losses and LAE	301,204	120,434
Commission and brokerage	127,320	40,373
Other underwriting expenses	16,886	14,251
Underwriting gain (loss)	$(4,025)	$33,256

	Three Months Ended
International	March 31,
(Dollars in thousands)	2018	2017
Gross written premiums	$367,024	$278,575
Net written premiums	334,875	103,246

Premiums earned	$328,939	$118,151
Incurred losses and LAE	176,359	68,414
Commission and brokerage	78,394	23,535
Other underwriting expenses	10,086	8,889
Underwriting gain (loss)	$64,100	$17,313

	Three Months Ended
Insurance	March 31,
(Dollars in thousands)	2018	2017
Gross written premiums	$454,985	$394,851
Net written premiums	348,321	126,528

Premiums earned	$345,686	$144,590
Incurred losses and LAE	235,692	100,874
Commission and brokerage	50,743	(11,400)
Other underwriting expenses	50,379	36,755
Underwriting gain (loss)	$8,872	$18,361

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Underwriting gain (loss)	$68,947	$68,930
Net investment income	69,909	60,849
Net realized capital gains (losses)	(60,201)	117,768
Corporate expense	(3,596)	(3,597)
Interest, fee and bond issue cost amortization expense	(7,313)	(8,859)
Other income (expense)	(74,877)	9,855
Income (loss) before taxes	$(7,131)	$244,947

(Some amounts may not reconcile due to rounding.)

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Canada gross written premiums	$40,392	$27,957

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Dividends received on preferred stock of affiliate	$7,758	$7,758

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

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Expenses incurred	$28,448	$23,183

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

Effective January 1, 2018, Everest Re entered into a twelve month whole account aggregate stop loss reinsurance contract ("stop loss agreement") with Bermuda Re.  The stop loss agreement provides coverage for ultimate net losses on applicable net earned premiums above a retention level, subject to certain other coverage limits and conditions.

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

On December 31, 2017, the Company entered into a LPT agreement with Bermuda Re.  The LPT agreement covers subject loss reserves of $3,138,716 thousand for accident years 2017 and prior.  As a result of the LPT agreement, the Company transferred $1,000,000 thousand of cash and fixed maturity securities and transferred $970,000 thousand of loss reserves to Bermuda Re.  As part of the LPT agreement, Bermuda Re will provide an additional $500,000 thousand of adverse development coverage on the subject loss reserves.

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada and Lloyd's syndicate 2786 for the periods indicated:

	Three Months Ended
Bermuda Re	March 31,
(Dollars in thousands)	2018	2017
Ceded written premiums	$132,320	$634,896
Ceded earned premiums	136,158	588,874
Ceded losses and LAE	193,551	340,131

	Three Months Ended
Everest International	March 31,
(Dollars in thousands)	2018	2017
Ceded written premiums	$-	$(70)
Ceded earned premiums	-	(71)
Ceded losses and LAE	-	(443)

	Three Months Ended
Everest Canada	March 31,
(Dollars in thousands)	2018	2017
Assumed written premiums	$-	$12,848
Assumed earned premiums	-	12,853
Assumed losses and LAE	2,973	6,651

	Three Months Ended
Lloyd's Syndicate 2786	March 31,
(Dollars in thousands)	2018	2017
Assumed written premiums	$(2,682)	$7,849
Assumed earned premiums	4,886	6,927
Assumed losses and LAE	6,585	3,433

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

	Three Months Ended
Mt. Logan Re Segregated Accounts	March 31,
(Dollars in thousands)	2018	2017
Ceded written premiums	$60,817	$39,179
Ceded earned premiums	50,090	33,957
Ceded losses and LAE	15,807	19,759

Assumed written premiums	$3,043	$2,732
Assumed earned premiums	3,043	2,732
Assumed losses and LAE	-	-

14.            RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Service cost	$2,977	$3,299
Interest cost	2,585	2,276
Expected return on plan assets	(3,670)	(3,155)
Amortization of net (income) loss	2,237	3,040
Net periodic benefit cost	$4,128	$5,460

Other Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Service cost	$446	$440
Interest cost	307	249
Amortization of prior service cost	(33)	(33)
Amortization of net (income) loss	94	76
Net periodic benefit cost	$814	$732

(Some amounts may not reconcile due to rounding.)

The service cost component of net periodic benefit costs is included within other underwriting expenses on the consolidated statement of operations and comprehensive income (loss).  In accordance with ASU 2017-07, other staff compensation costs are also primarily recorded within this line item.

The Company did not make any contributions to the qualified pension benefit plan for the three months ended March 31, 2018 and 2017.

15. INCOME TAXES

The Company is domiciled in the United States and has subsidiaries domiciled within the United States with significant branches in Canada and Singapore.  The Company's non-U.S. branches are subject to income taxation at varying rates in their respective domiciles.  The Tax Cuts and Jobs Act ("TCJA") was passed on December 22, 2017.  The primary changes from TCJA affecting the Company is a reduction of the corporate income tax rate from 35% to 21% beginning January 1, 2018 as well as the imposition of a new Base Erosion and Anti-abuse Tax ("BEAT") of 5% in 2018 and 10% from 2019 – 2025 and 12.5% thereafter on certain transactions with non-US affiliates of the Company.

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

16.  SUBSEQUENT EVENTS

On April 30, 2018, the Company entered into four collateralized reinsurance agreements with Kilimanjaro to provide the Company with annual aggregate catastrophe reinsurance coverage.  Kilimanjaro has financed these coverages by issuing a total of $525,000 thousand of catastrophe bonds to unrelated, external investors.  See also Footnote 9, Collateralized Reinsurance and Trust Agreements.

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  There was an unprecedented series of catastrophes in the third quarter of 2017 with Hurricanes Harvey, Irma and Maria, as well as a significant earthquake in Mexico City.  Additional catastrophe events occurred in the fourth quarter of 2017 with the wild fires in California and Hurricanes Nate and Ophelia.  The total industry losses for all of these worldwide events have been estimated to exceed $140 billion.  This is the second consecutive year with higher than average catastrophe losses. During 2016, catastrophe losses included the Fort McMurray Canadian wildfire, Hurricane Matthew which affected a large area of the Caribbean and southeastern United States, storms and an earthquake in Ecuador.  There are industry reports that the catastrophe losses for 2016 reached their highest level in four years and the United States experienced the most loss events since 1980 and the highest total losses since 2012.  While the future impact on market conditions from these catastrophes cannot be determined at this time, there was some firming in the markets impacted by the 2016 catastrophes and as catastrophe losses increased in 2017, there is a growing industry consensus that there will be a general firming of the (re)insurance markets resulting in rate increases, not only for catastrophe exposures, but also potentially for most other lines of business.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder's equity for the periods indicated:

	Three Months Ended		Percentage
	March 31,		Increase/
(Dollars in millions)	2018	2017	(Decrease)
Gross written premiums	$1,466.2	$1,252.4	17.1%
Net written premiums	1,107.0	448.8	146.6%

REVENUES:
Premiums earned	$1,116.0	$471.1	136.9%
Net investment income	69.9	60.8	14.9%
Net realized capital gains (losses)	(60.2)	117.8	-151.1%
Other income (expense)	(74.9)	9.9	NM
Total revenues	1,050.8	659.5	59.3%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	713.3	289.7	146.2%
Commission, brokerage, taxes and fees	256.5	52.5	NM
Other underwriting expenses	77.4	59.9	29.1%
Corporate expense	3.6	3.6	0.0%
Interest, fee and bond issue cost amortization expense	7.3	8.9	-17.5%
Total claims and expenses	1,058.0	414.6	155.2%

INCOME (LOSS) BEFORE TAXES	(7.1)	244.9	-102.9%
Income tax expense (benefit)	5.0	75.8	-93.3%
NET INCOME (LOSS)	$(12.2)	$169.2	-107.2%

RATIOS:			Point Change
Loss ratio	63.9%	61.5%	2.4
Commission and brokerage ratio	23.0%	11.2%	11.8
Other underwriting expense ratio	6.9%	12.7%	(5.8)
Combined ratio	93.8%	85.4%	8.4

	At	At	Percentage
	March 31,	December 31,	Increase/
(Dollars in millions)	2018	2017	(Decrease)
Balance sheet data:
Total investments and cash	$9,004.2	$8,911.5	1.0%
Total assets	17,553.6	17,888.5	-1.9%
Loss and loss adjustment expense reserves	9,145.8	9,343.0	-2.1%
Total debt	633.4	633.4	0.0%
Total liabilities	12,204.2	12,475.8	-2.2%
Stockholder's equity	5,349.4	5,412.7	-1.2%

(Some amounts may not reconcile due to rounding)

(NM, not meaningful)

Revenues.

Premiums.  Gross written premiums increased by 17.1% to $1,466.2 million for the three months ended March 31, 2018, compared to $1,252.4 million or the three months ended March 31, 2017, reflecting a $153.7 million, or 17.9%, increase in our reinsurance business and a $60.1 million, or 15.2%, increase in our insurance business.  The increase in reinsurance premiums was mainly due to the increases in treaty property business and Latin American business.  The rise in insurance premiums was primarily due to increases in many lines of business, including property and accident and health.  Net written premiums increased by 146.6% to $1,107.0 million for the three months ended March 31, 2018, compared to $448.8 million for the three months ended March 31, 2017.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the impact of changes in affiliated reinsurance contracts, particularly the non-renewal of the quota share agreement between Everest Re and Bermuda Re as of December 31, 2017.  Effective January 1, 2018, Everest Re entered into an aggregate stop loss agreement with Bermuda Re.  Premiums ceded to Bermuda Re during the three months ended March 31, 2018 were $132.3 million compared with $634.9 million during the three months ended March 31, 2017.  Premiums earned increased by 136.9% to $1,116.0 million for the three months ended March 31, 2018, compared to $471.1 million for the three months ended March 31, 2017.  The change in premiums earned relative to net written premiums is due to timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income increased 14.9% to $69.9 million for the three months ended March 31, 2018, compared with net investment income of $60.8 million for the three months ended March 31, 2017.  Net pre-tax investment income as a percentage of average invested assets was 3.2% for the three months ended March 31, 2018, compared to 2.5% for the three months ended March 31, 2017.  The increase in income and yield was primarily the result of higher income from our limited partnerships.

Net Realized Capital Gains (Losses).  Net realized capital losses were $60.2 million and net realized capital gains were $117.8 million for the three months ended March 31, 2018 and 2017, respectively.  The net realized capital losses of $60.2 million for the three months ended March 31, 2018, were comprised of $63.8 million of losses from fair value re-measurements on equity securities and other invested assets, partially offset by $3.6 million of gains from sales on our fixed maturity and equity portfolio.  The net realized capital gains of $117.8 million for the three months ended March 31, 2017, were comprised of $108.1 million of gains from fair value re-measurements on equity securities and other invested assets and $10.8 million of gains from sales on our fixed maturity and equity securities, partially offset by $1.1 million of other-than-temporary impairments.

Other Income (Expense).  We recorded other expense of $74.9 million and other income of $9.9 million for the three months ended March 31, 2018 and 2017, respectively.  The change was mainly due to the impact of development related to the Loss Portfolio Transfer agreement between Everest Re and Bermuda Re which was effective on December 31, 2017.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses ("LAE") for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$712.9	63.9%		$0.3	0.0%		$713.3	63.9%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total	$712.9	63.9%		$0.3	0.0%		$713.3	63.9%

2017
Attritional	$279.0	59.2%		$4.1	0.9%		$283.1	60.1%
Catastrophes	7.2	1.5%		(0.6)	-0.1%		6.6	1.4%
Total	$286.2	60.7%		$3.5	0.8%		$289.7	61.5%

Variance 2018/2017
Attritional	$433.9	4.7	pts	$(3.8)	(0.9)	pts	$430.2	3.8	pts
Catastrophes	(7.2)	(1.5)	pts	0.6	0.1	pts	(6.6)	(1.4)	pts
Total	$426.7	3.2	pts	$(3.2)	(0.8)	pts	$423.6	2.4	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 146.2% to $713.3 million for the three months ended March 31, 2018 compared to $289.7 million for the three months ended March 31, 2017, primarily due to an increase of $433.9 million in current year attritional losses. The increase was mainly due to changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017 and the implementation of an aggregate stop loss agreement with Bermuda Re as of January 1, 2018. There were no current year catastrophe losses for the three months ended March 31, 2018.  The current year catastrophe losses of $7.2 million for the three months ended March 31, 2017 related to Cyclone Debbie in Australia ($7.2 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased to $256.5 million for the three months ended March 31, 2018 compared to $52.5 million for the three months ended March 31, 2017.  The increase was mainly due to changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017, and changes in the mix of business toward additional pro rata business.

Other Underwriting Expenses.  Other underwriting expenses increased by 29.1% to $77.4 million for the three months ended March 31, 2018 compared to $59.9 million for the three months ended March 31, 2017.  The increase was mainly due to changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017, and costs incurred to support the expansion of the insurance business.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, remained flat at $3.6 million for the three months ended March 31, 2018 and 2017.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $7.3 million and $8.9 million for the three months ended March 31, 2018 and 2017, respectively.  The decrease in expense was primarily due to the conversion of the long term subordinated notes from a fixed rate of 6.6% to a floating rate, which is reset quarterly per the note agreement.  The floating rate was 4.2% as of March 31, 2018.

Income Tax Expense (Benefit).  We had an income tax expense of $5.0 and $75.8 million for the three months ended March 31, 2018 and 2017, respectively.  Variations in taxes generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses) among jurisdictions with different tax rates.  In addition, the enactment of the TCJA on December 22, 2017 reduced the U.S. corporate tax rate to 21% from 35%.

Net Income (Loss).
Our net loss was $12.2 million and our net income was $169.2 million for the three months ended March 31, 2018 and 2017, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio increased by 8.4 points to 93.8% for the three months ended March 31, 2018, compared to 85.4% for the three months ended March 31, 2017.  The loss ratio components increased 2.4 points for the three months ended March 31, 2018 over the same period last year.  The commission and brokerage ratio components increased to 23.0% for the three months ended March 31, 2018 compared to 11.2% for the three months ended March 31, 2017.  The other underwriting expense ratios decreased to 6.9% for the three months ended March 31, 2018 from 12.7% for the three months ended March 31, 2017.  The changes in the combined ratio and its components were mainly due to the impact of changes in affiliated reinsurance contracts and changes in the mix of business.

Stockholder's Equity.
Stockholder's equity decreased by $63.3 million to $5,349.4 million at March 31, 2018 from $5,412.7 million at December 31, 2017, principally as a result of $51.7 million of net unrealized depreciation on investments, net of tax, $12.2 million of net loss and $1.3 million of net foreign currency translation adjustments, partially offset by $1.8 million of net benefit plan obligation adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income increased by 14.9% to $69.9 million for the three months ended March 31, 2018 compared to $60.8 million for the three months ended March 31, 2017.  The increase was primarily due to an increase in limited partnership income.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in millions)	2018	2017
Fixed maturities	$42.4	$47.0
Equity securities	4.4	6.7
Short-term investments and cash	0.9	0.4
Other invested assets
Limited partnerships	14.5	(0.2)
Dividends from preferred shares of affiliate	7.8	7.8
Other	3.2	1.3
Gross investment income before adjustments	73.2	62.9
Funds held interest income (expense)	2.9	1.9
Interest income from Parent	1.1	1.1
Gross investment income	77.1	65.9
Investment expenses	(7.2)	(5.1)
Net investment income	$69.9	$60.8

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	March 31,	December 31,
	2018	2017
Imbedded pre-tax yield of cash and invested assets at December 31	3.2%	3.4%
Imbedded after-tax yield of cash and invested assets at December 31	2.5%	2.7%

	Three Months Ended
	March 31,
	2018	2017
Annualized pre-tax yield on average cash and invested assets	3.2%	2.5%
Annualized after-tax yield on average cash and invested assets	2.6%	1.8%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2018	2017	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$6.9	$8.0	$(1.1)
Losses	(0.8)	(1.5)	0.7
Total	6.1	6.5	(0.4)

Equity securities, fair value
Gains	3.2	8.0	(4.8)
Losses	(5.7)	(3.7)	(2.0)
Total	(2.5)	4.3	(6.8)

Total net realized gains (losses) from sales
Gains	10.1	16.0	(5.9)
Losses	(6.5)	(5.2)	(1.3)
Total	3.6	10.8	(7.2)

Other than temporary impairments:	-	(1.1)	1.1

Gains (losses) from fair value adjustments:
Equity securities, fair value	(27.0)	37.4	(64.4)
Other invested assets, fair value	(36.8)	70.7	(107.5)
Total	(63.8)	108.1	(171.9)

Total net realized gains (losses)	$(60.2)	$117.8	$(178.0)

(Some amounts may not reconcile due to rounding.)

Net realized capital losses were $60.2 million and net realized capital gains were $117.8 million for the three months ended March 31, 2018 and 2017, respectively.  For the three months ended March 31, 2018, we recorded $63.8 million of losses from fair value re-measurements on equity securities and other invested assets, partially offset by $3.6 million of gains from sales on our fixed maturity and equity securities.  For the three months ended March 31, 2017, we recorded $108.1 million of net realized capital gains due to fair value re-measurements on equity securities and other invested assets and $10.8 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $1.1 million of other-than-temporary impairments. The fixed maturity and equity sales related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2018	2017	Variance	% Change
Gross written premiums	$644.2	$579.0	$65.2	11.3%
Net written premiums	423.8	219.1	204.8	93.5%

Premiums earned	$441.4	$208.3	$233.1	111.9%
Incurred losses and LAE	301.2	120.4	180.8	150.1%
Commission and brokerage	127.3	40.4	86.9	215.4%
Other underwriting expenses	16.9	14.3	2.6	18.5%
Underwriting gain (loss)	$(4.0)	$33.3	$(37.3)	-112.1%

				Point Chg
Loss ratio	68.2%	57.8%		10.4
Commission and brokerage ratio	28.8%	19.4%		9.4
Other underwriting ratio	3.9%	6.8%		(2.9)
Combined ratio	100.9%	84.0%		16.9

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 11.3% to $644.2 million for the three months ended March 31, 2018 from $579.0 million for the three months ended March 31, 2017, primarily due to an increase in treaty property business, an increase in structured products as well as marine and aviation business.  Net written premiums increased by 93.5% to $423.8 million for the three months ended March 31, 2018 compared to $219.1 million for the three months ended March 31, 2017.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the impact of changes in affiliated reinsurance contracts, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017 and the implementation of an aggregate stop loss agreement with Bermuda Re for 2018.  Premiums earned increased 111.9% to $441.4 million for the three months ended March 31, 2018 compared to $208.3 million for the three months ended March 31, 2017.  The change in premiums earned relative to net written premiums is due to timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$301.2	68.2%		$-	0.0%		$301.2	68.2%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$301.2	68.2%		$-	0.0%		$301.2	68.2%

2017
Attritional	$120.6	57.8%		$(0.5)	-0.2%		$120.1	57.6%
Catastrophes	0.4	0.2%		(0.1)	0.0%		0.3	0.2%
Total segment	$121.0	58.0%		$(0.6)	-0.2%		$120.4	57.8%

Variance 2018/2017
Attritional	$180.6	10.4	pts	$0.5	0.2	pts	$181.1	10.6	pts
Catastrophes	(0.4)	(0.2)	pts	0.1	-	pts	(0.3)	(0.2)	pts
Total segment	$180.2	10.2	pts	$0.6	0.2	pts	$180.8	10.4	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 150.1% to $301.2 million for the three months ended March 31, 2018 compared to $120.4 million for the three months ended March 31, 2017, primarily due to an increase of $180.6 million in current year attritional losses. The increase was mainly due to changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017 and the implementation of an aggregate stop loss agreement with Bermuda Re as of January 1, 2018. There were no current year catastrophe losses for the three months ended March 31, 2018.  The current year catastrophe losses of $0.4 million for the three months ended March 31, 2017 primarily related to Cyclone Debbie in Australia ($0.4 million).

Segment Expenses.  Commission and brokerage increased by 215.4% to $127.3 million for the three months ended March 31, 2018 compared to $40.4 million for the three months ended March 31, 2017. The increase was mainly due to changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017.  Segment other underwriting expenses increased to $16.9 million for the three months ended March 31, 2018 from $14.3 million for the three months ended March 31, 2017 mainly due to the impact of changes in affiliated reinsurance contracts.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2018	2017	Variance	% Change
Gross written premiums	$367.0	$278.6	$88.4	31.8%
Net written premiums	334.9	103.2	231.6	224.3%

Premiums earned	$328.9	$118.2	$210.8	178.4%
Incurred losses and LAE	176.4	68.4	108.0	157.8%
Commission and brokerage	78.4	23.5	54.9	233.1%
Other underwriting expenses	10.1	8.9	1.2	13.5%
Underwriting gain (loss)	$64.1	$17.3	$46.8	NM

				Point Chg
Loss ratio	53.6%	57.9%		(4.3)
Commission and brokerage ratio	23.8%	19.9%		3.9
Other underwriting ratio	3.1%	7.5%		(4.4)
Combined ratio	80.5%	85.3%		(4.8)

(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums.  Gross written premiums increased by 31.8% to $367.0 million for the three months ended March 31, 2018 compared to $278.6 million for the three months ended March 31, 2017, primarily due to increases in Latin American and Middle East/Africa business. Net written premiums increased by 224.3% to $334.9 million for the three months ended March 31, 2018 compared to $103.2 million for the three months ended March 31, 2017.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the impact of changes in affiliated reinsurance contracts including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017.  Premiums earned increased 178.4% to $328.9 million for the three months ended March 31, 2018 compared to $118.2 million for the three months ended March 31, 2017.  The change in premiums earned relative to net written premiums is due to timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$176.4	53.6%		$-	0.0%		$176.4	53.6%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$176.4	53.6%		$-	0.0%		$176.4	53.6%

2017
Attritional	$61.1	51.7%		$0.8	0.7%		$61.9	52.4%
Catastrophes	6.8	5.8%		(0.3)	-0.3%		6.5	5.5%
Total segment	$67.9	57.5%		$0.5	0.4%		$68.4	57.9%

Variance 2018/2017
Attritional	$115.3	1.9	pts	$(0.8)	(0.7)	pts	$114.5	1.2	pts
Catastrophes	(6.8)	(5.8)	pts	0.3	0.3	pts	(6.5)	(5.5)	pts
Total segment	$108.5	(3.9)	pts	$(0.5)	(0.4)	pts	$108.0	(4.3)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 157.8% to $176.4 million for the three months ended March 31, 2018 compared to $68.4 million for the three months ended March 31, 2017, primarily due to an increase of $115.3 million in current year attritional losses. The increase was mainly due to changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017.  There were no current year catastrophe losses for the three months ended March 31, 2018.  The current year catastrophe losses of $6.8 million for the three months ended March 31, 2017 primarily related to Cyclone Debbie in Australia ($6.8 million).

Segment Expenses.  Commission and brokerage increased 233.1% to $78.4 million for the three months ended March 31, 2018 compared to $23.5 million for the three months ended March 31, 2017.  The increase was mainly due to changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017, and the changes in the mix of business.  Segment other underwriting expenses increased slightly to $10.1 million for the three months ended March 31, 2018 compared to $8.9 million for the three months ended March 31, 2017.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2018	2017	Variance	% Change
Gross written premiums	$455.0	$394.9	$60.1	15.2%
Net written premiums	348.3	126.5	221.8	175.3%

Premiums earned	$345.7	$144.6	$201.1	139.1%
Incurred losses and LAE	235.7	100.9	134.8	133.7%
Commission and brokerage	50.7	(11.4)	62.1	NM
Other underwriting expenses	50.4	36.8	13.6	37.1%
Underwriting gain (loss)	$8.9	$18.4	$(9.5)	NM

				Point Chg
Loss ratio	68.2%	69.8%		(1.6)
Commission and brokerage ratio	14.7%	-7.9%		22.6
Other underwriting ratio	14.5%	25.4%		(10.9)
Combined ratio	97.4%	87.3%		10.1

(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums.  Gross written premiums increased by 15.2% to $455.0 million for the three months ended March 31, 2018 compared to $394.9 million for the three months ended March 31, 2017.  This increase was primarily driven by expansion of various insurance lines of business including property and accident and health.  Net written premiums increased by 175.3% to $348.3 million for the three months ended March 31, 2018 compared to $126.5 million for the three months ended March 31, 2017.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the impact of affiliated reinsurance agreements, including the impact of the non-renewal of the quota share agreement between Everest Re and Bermuda Re.  Premiums earned increased by 139.1% to $345.7 million for the three months ended March 31, 2018 compared to $144.6 million for the three months ended March 31, 2017.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period, as well as changes in the mix of business.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$235.3	68.1%		$0.4	0.1%		$235.7	68.2%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$235.3	68.1%		$0.4	0.1%		$235.7	68.2%

2017
Attritional	$97.3	67.3%		$3.7	2.6%		$101.0	69.9%
Catastrophes	-	0.0%		(0.1)	-0.1%		(0.1)	-0.1%
Total segment	$97.3	67.3%		$3.6	2.5%		$100.9	69.8%

Variance 2018/2017
Attritional	$138.0	0.8	pts	$(3.3)	(2.5)	pts	$134.7	(1.7)	pts
Catastrophes	-	-	pts	0.1	0.1	pts	0.1	0.1	pts
Total segment	$138.0	0.8	pts	$(3.2)	(2.4)	pts	$134.8	(1.6)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 133.7% to $235.7 million for the three months ended March 31, 2018 compared to $100.9 million for the three months ended March 31, 2017, mainly due to an increase of $138.0 million in current year attritional losses. The increase was mainly due to changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017.  There were no current year catastrophe losses for the three months ended March 31, 2018 and 2017.

Segment Expenses.  Commission and brokerage increased to $50.7 million for the three months ended March 31, 2018 compared to ($11.4) million for the three months ended March 31, 2017.  The increase was mainly due to changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017, and changes in the mix of business. Segment other underwriting expenses increased to $50.4 million for the three months ended March 31, 2018 compared to $36.8 million for the three months ended March 31, 2017.  The increase was mainly due to increased expenses related to the continued build out of the insurance business and the non-renewal of the quota share agreement.

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

Interest Rate Risk.  Our $9.0 billion investment portfolio, at March 31, 2018, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $187.8 million of mortgage-backed securities in the $4,909.6 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $186.6 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimate on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At March 31, 2018
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$5,405.7	$5,250.1	$5,096.2	$4,943.4	$4,791.4
Market/Fair Value Change from Base (%)	6.1%	3.0%	0.0%	-3.0%	-6.0%
Change in Unrealized Appreciation
After-tax from Base ($)	$244.5	$121.6	$-	$(120.7)	$(240.8)

We had $9,145.8 million and $9,343.0 million of gross reserves for losses and LAE as of March 31, 2018 and December 31, 2017, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At March 31, 2018
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$709.9	$798.7	$887.4	$976.2	$1,064.9
After-tax Change in Fair/Market Value	(140.2)	(70.1)	-	70.1	140.2

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

Dated: May 15, 2018