Form 10-Q
period 2018-06-30
EVEREST REINSURANCE HOLDINGS INC
filed 2018-08-14
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2018	Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
Delaware	22-3263609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

YES	NO	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At August 1, 2018
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2018 (unaudited) and
	December 31, 2017	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three and six months ended June 30, 2018 and 2017 (unaudited)	2

	Consolidated Statements of Changes in Stockholder's Equity for the three and
	six months ended June 30, 2018 and 2017 (unaudited)	3

	Consolidated Statements of Cash Flows for the six months ended
	June 30, 2018 and 2017 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operation	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	48

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49

Item 6.	Exhibits	49

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except par value per share)	2018	2017
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$5,031,141	$4,971,921
(amortized cost: 2018, $5,075,029; 2017, $4,927,622)
Fixed maturities - available for sale, at fair value	3,192	-
Equity securities - available for sale, at fair value	942,900	822,375
Short-term investments	192,287	241,506
Other invested assets (cost: 2018, $866,782; 2017, $835,597)	866,782	838,694
Other invested assets, at fair value	1,705,037	1,807,473
Cash	364,850	229,552
Total investments and cash	9,106,189	8,911,521
Note receivable - affiliated	250,000	250,000
Accrued investment income	38,638	35,376
Premiums receivable	1,332,313	1,301,827
Reinsurance receivables - unaffiliated	1,247,968	1,180,648
Reinsurance receivables - affiliated	4,232,094	4,940,039
Income taxes	106,310	87,110
Funds held by reinsureds	227,546	210,939
Deferred acquisition costs	308,615	307,741
Prepaid reinsurance premiums	352,842	346,708
Other assets	324,322	316,603
TOTAL ASSETS	$17,526,837	$17,888,512

LIABILITIES:
Reserve for losses and loss adjustment expenses	$9,287,561	$9,343,028
Unearned premium reserve	1,660,783	1,607,622
Funds held under reinsurance treaties	43,939	40,536
Other net payable to reinsurers	414,007	491,299
4.868% Senior notes due 6/1/2044	396,894	396,834
6.6% Long term notes due 5/1/2067	236,610	236,561
Accrued interest on debt and borrowings	3,010	2,727
Unsettled securities payable	49,274	25,338
Other liabilities	387,713	331,844
Total liabilities	12,479,791	12,475,789

Commitments and Contingencies (Note 6)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2018 and 2017)	-	-
Additional paid-in capital	387,936	387,841
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of ($24,408) at 2018 and ($299) at 2017	(91,581)	(942)
Retained earnings	4,750,691	5,025,824
Total stockholder's equity	5,047,046	5,412,723
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$17,526,837	$17,888,512

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$1,179,836	$468,197	$2,295,846	$939,252
Net investment income	72,070	71,900	141,979	132,749
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(872)	(1,574)	(907)	(2,706)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	(41,399)	(90,717)	(101,565)	28,183
Total net realized capital gains (losses)	(42,271)	(92,291)	(102,472)	25,477
Other income (expense)	77,682	10,655	2,805	20,510
Total revenues	1,287,317	458,461	2,338,158	1,117,988

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,228,760	297,228	1,942,015	586,950
Commission, brokerage, taxes and fees	288,002	60,513	544,459	113,020
Other underwriting expenses	74,226	64,197	151,577	124,092
Corporate expenses	1,513	1,512	5,109	5,109
Interest, fee and bond issue cost amortization expense	7,623	7,954	14,936	16,813
Total claims and expenses	1,600,124	431,404	2,658,096	845,984

INCOME (LOSS) BEFORE TAXES	(312,807)	27,057	(319,938)	272,004
Income tax expense (benefit)	(47,399)	(8,601)	(42,358)	67,168

NET INCOME (LOSS)	$(265,408)	$35,658	$(277,580)	$204,836

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(18,165)	3,825	(64,987)	13,264
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	154	(3,477)	(4,681)	(6,944)
Total URA(D) on securities arising during the period	(18,011)	348	(69,668)	6,320

Foreign currency translation adjustments	(20,812)	5,372	(22,154)	8,939

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	1,815	2,004	3,630	4,008
Total benefit plan net gain (loss) for the period	1,815	2,004	3,630	4,008
Total other comprehensive income (loss), net of tax	(37,008)	7,724	(88,192)	19,267

COMPREHENSIVE INCOME (LOSS)	$(302,416)	$43,382	$(365,772)	$224,103

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER'S EQUITY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share amounts)	2018	2017	2018	2017
	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$387,889	$387,637	$387,841	$387,567
Share-based compensation plans	47	68	95	138
Balance, end of period	387,936	387,705	387,936	387,705

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(54,573)	(24,772)	(942)	(36,315)
Net increase (decrease) during the period	(37,008)	7,724	(88,192)	19,267
Cumulative change due to adoption of Accounting Standards Update 2016-01	-	-	(2,447)	-
Balance, end of period	(91,581)	(17,048)	(91,581)	(17,048)

RETAINED EARNINGS:
Balance, beginning of period	5,016,099	5,116,479	5,025,824	4,947,301
Net income (loss)	(265,408)	35,658	(277,580)	204,836
Cumulative change due to adoption of Accounting Standards Update 2016-01	-	-	2,447	-
Balance, end of period	4,750,691	5,152,137	4,750,691	5,152,137

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$5,047,046	$5,522,794	$5,047,046	$5,522,794

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(Dollars in thousands)	2018	2017
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(277,580)	$204,836
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(31,486)	(213,530)
Decrease (increase) in funds held by reinsureds, net	(13,233)	2,353
Decrease (increase) in reinsurance receivables	627,965	(115,273)
Decrease (increase) in income taxes	4,652	14,411
Decrease (increase) in prepaid reinsurance premiums	(6,626)	(184,385)
Increase (decrease) in reserve for losses and loss adjustment expenses	(34,332)	(55,590)
Increase (decrease) in unearned premiums	54,516	111,848
Increase (decrease) in other net payable to reinsurers	(76,825)	89,702
Increase (decrease) in losses in course of payment	78,740	250,153
Change in equity adjustments in limited partnerships	(29,160)	(8,728)
Distribution of limited partnership income	28,278	12,483
Change in other assets and liabilities, net	14,713	(10,029)
Non-cash compensation expense	5,903	5,186
Amortization of bond premium (accrual of bond discount)	3,478	9,107
Net realized capital (gains) losses	102,472	(25,477)
Net cash provided by (used in) operating activities	451,475	87,067

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	416,065	555,649
Proceeds from fixed maturities sold - available for sale, at market value	368,858	652,490
Proceeds from fixed maturities sold - available for sale, at fair value	1,065	-
Proceeds from equity securities sold - available for sale, at fair value	429,927	249,653
Distributions from other invested assets	941,415	1,018,997
Cost of fixed maturities acquired - available for sale, at market value	(971,395)	(1,348,415)
Cost of fixed maturities acquired - available for sale, at fair value	(4,381)	-
Cost of equity securities acquired - available for sale, at fair value	(555,998)	(237,894)
Cost of other invested assets acquired	(964,209)	(1,182,157)
Net change in short-term investments	47,613	130,362
Net change in unsettled securities transactions	(16,558)	6,648
Net cash provided by (used in) investing activities	(307,598)	(154,667)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation, net of expense	(3,362)	(5,048)
Net cash provided by (used in) financing activities	(3,362)	(5,048)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,217)	17,419

Net increase (decrease) in cash	135,298	(55,229)
Cash, beginning of period	229,552	297,794
Cash, end of period	$364,850	$242,565

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$(46,386)	$52,641
Interest paid	14,544	17,608

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2018 and 2017

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

2. BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2018 and 2017 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), has been omitted since it is not required for interim reporting purposes. The December 31, 2017 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2017, 2016 and 2015 included in the Company's most recent Form 10-K filing.

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

Application of Recently Issued Accounting Standard Changes.

Accounting for Deferred Taxes in Accumulated Other Comprehensive Income (AOCI).  In February 2018, FASB issued ASU 2018-02 which outlines guidance on the treatment of trapped deferred taxes contained within AOCI on the consolidated balance sheets.  The new guidance allows the amount of trapped deferred taxes in AOCI, resulting from the change in the U.S. tax rate from 35% to 21% upon enactment of the Tax Cuts and Jobs Act ("TCJA"), to be reclassed as part of retained earnings in the consolidated balance sheets.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2018, but early adoption is allowed. The Company has decided to early adopt the guidance as of December 31, 2017.  The adoption resulted in a reclass of $325 thousand between AOCI and retained earnings during the fourth quarter of 2017.

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

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, investments, carried at market value and other-than-temporary impairments ("OTTI") in accumulated other comprehensive income ("AOCI") are as follows for the periods indicated:

	At June 30, 2018
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$728,275	$1,066	$(16,216)	$713,125	$-
Obligations of U.S. states and political subdivisions	525,088	14,730	(1,934)	537,884	420
Corporate securities	2,130,519	14,265	(41,705)	2,103,079	175
Asset-backed securities	127,848	44	(1,435)	126,457	-
Mortgage-backed securities
Commercial	50,092	-	(873)	49,219	-
Agency residential	129,801	477	(3,458)	126,820	-
Non-agency residential	23	4	-	27	-
Foreign government securities	501,389	13,697	(10,788)	504,298	-
Foreign corporate securities	881,994	13,383	(25,145)	870,232	276
Total fixed maturity securities	$5,075,029	$57,666	$(101,554)	$5,031,141	$871

	At December 31, 2017
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$671,449	$658	$(7,594)	$664,513	$-
Obligations of U.S. states and political subdivisions	563,789	22,124	(444)	585,469	-
Corporate securities	2,009,665	28,003	(13,459)	2,024,209	129
Asset-backed securities	138,203	207	(386)	138,024	-
Mortgage-backed securities
Commercial	52,121	115	(485)	51,751	-
Agency residential	114,435	511	(1,658)	113,288	-
Non-agency residential	51	7	-	58	-
Foreign government securities	514,048	17,065	(7,493)	523,620	-
Foreign corporate securities	863,861	20,121	(12,993)	870,989	377
Total fixed maturity securities	$4,927,622	$88,811	$(44,512)	$4,971,921	$506

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

	At June 30, 2018		At December 31, 2017
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$409,551	$408,261	$319,858	$320,746
Due after one year through five years	2,642,246	2,599,253	2,601,898	2,595,237
Due after five years through ten years	1,123,408	1,120,995	1,051,431	1,069,617
Due after ten years	592,060	600,110	649,625	683,200
Asset-backed securities	127,848	126,457	138,203	138,024
Mortgage-backed securities
Commercial	50,092	49,219	52,121	51,751
Agency residential	129,801	126,819	114,435	113,288
Non-agency residential	23	27	51	58
Total fixed maturity securities	$5,075,029	$5,031,141	$4,927,622	$4,971,921

The changes in net unrealized appreciation (depreciation) for the Company's investments are derived from the following sources for the periods as indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(23,064)	$32	$(88,552)	$12,274
Fixed maturity securities, other-than-temporary impairment	266	(317)	365	(3,816)
Other invested assets	-	821	-	1,265
Change in unrealized appreciation (depreciation), pre-tax	(22,798)	536	(88,187)	9,723
Deferred tax benefit (expense)	4,843	(299)	18,596	(4,739)
Deferred tax benefit (expense), other-than-temporary impairment	(56)	111	(77)	1,336
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$(18,011)	$348	$(69,668)	$6,320

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at June 30, 2018 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$440,894	$(8,405)	$220,276	$(7,811)	$661,170	$(16,216)
Obligations of U.S. states and political subdivisions	45,254	(651)	36,939	(1,283)	82,193	(1,934)
Corporate securities	1,196,780	(29,005)	210,326	(12,700)	1,407,106	(41,705)
Asset-backed securities	80,247	(1,286)	12,959	(149)	93,206	(1,435)
Mortgage-backed securities
Commercial	38,395	(497)	10,825	(376)	49,220	(873)
Agency residential	40,493	(935)	59,936	(2,523)	100,429	(3,458)
Foreign government securities	172,660	(2,290)	144,064	(8,498)	316,724	(10,788)
Foreign corporate securities	389,435	(11,683)	162,554	(13,462)	551,989	(25,145)
Total fixed maturity securities	$2,404,158	$(54,752)	$857,879	$(46,802)	$3,262,037	$(101,554)

	Duration of Unrealized Loss at June 30, 2018 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$163,878	$(1,028)	$36,644	$(3,527)	$200,522	$(4,555)
Due in one year through five years	1,386,748	(27,598)	575,246	(29,483)	1,961,994	(57,081)
Due in five years through ten years	519,971	(12,892)	125,330	(9,461)	645,301	(22,353)
Due after ten years	174,426	(10,516)	36,939	(1,283)	211,365	(11,799)
Asset-backed securities	80,247	(1,286)	12,959	(149)	93,206	(1,435)
Mortgage-backed securities	78,888	(1,432)	70,761	(2,899)	149,649	(4,331)
Total fixed maturity securities	$2,404,158	$(54,752)	$857,879	$(46,802)	$3,262,037	$(101,554)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at June 30, 2018 were $3,262,037 thousand and $101,554 thousand, respectively.  The market value of securities for the single issuer (the United States government) whose securities comprised the largest unrealized loss position at June 30, 2018, did not exceed 13.2% of the overall market value of the Company's fixed maturity securities. The market value of securities for the issuer with the second largest unrealized loss comprised less than 1.0% of the company's fixed maturity securities. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $54,752 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, U.S. government agencies and corporations and foreign government securities.  Of these unrealized losses, $39,887 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  The $46,802 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily due to foreign and domestic corporate securities, foreign government securities, U.S. government agencies and corporations and agency residential mortgage-backed securities.  Of these unrealized losses $45,389 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the tables below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Fixed maturities	$48,523	$49,601	$90,942	$96,581
Equity securities	3,627	6,370	8,030	13,118
Short-term investments and cash	1,302	590	2,230	980
Other invested assets
Limited partnerships	14,168	8,978	28,640	8,754
Dividends from preferred shares of affiliate	7,758	7,758	15,516	15,516
Other	1,460	1,496	4,655	2,748
Gross investment income before adjustments	76,838	74,793	150,013	137,697
Funds held interest income (expense)	731	978	3,599	2,917
Interest income from Parent	1,075	1,075	2,150	2,150
Gross investment income	78,644	76,846	155,762	142,764
Investment expenses	(6,574)	(4,946)	(13,783)	(10,015)
Net investment income	$72,070	$71,900	$141,979	$132,749

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

The Company had contractual commitments to invest up to an additional $363,824 thousand in limited partnerships at June 30, 2018.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2023.

The Company's other invested assets at June 30, 2018 and December 31, 2017 included $85,910 thousand and $131,998 thousand, respectively, related to a private placement liquidity sweep facility. The primary purpose of the facility is to enhance the Company's return on its short-term investments and cash positions. The facility invests in high quality, short-duration securities and permits daily liquidity.

Other invested assets, at fair value, as of June 30, 2018 and December 31, 2017, were comprised of preferred shares held in Preferred Holdings, an affiliated company.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Fixed maturity securities, market value:
Other-than-temporary impairments	$(872)	$(1,574)	$(907)	$(2,706)
Gains (losses) from sales	(172)	6,507	5,958	12,972
Fixed maturity securities, fair value:
Gains (losses) from sales	(1,068)	-	(1,082)	-
Gains (losses) from fair value adjustments	958	-	958	-
Equity securities, fair value:
Gains (losses) from sales	(1,601)	604	(4,082)	4,944
Gains (losses) from fair value adjustments	25,550	14,943	(1,464)	52,361
Other invested assets	581	(2)	584	(1)
Other invested assets, fair value:
Gains (losses) from fair value adjustments	(65,647)	(112,769)	(102,436)	(42,094)
Short-term investment gains (losses)	-	-	(1)	1
Total net realized capital gains (losses)	$(42,271)	$(92,291)	$(102,472)	$25,477

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Proceeds from sales of fixed maturity securities	$214,942	$359,496	$369,923	$652,490
Gross gains from sales	2,066	7,748	8,993	15,743
Gross losses from sales	(3,306)	(1,241)	(4,117)	(2,771)

Proceeds from sales of equity securities	$301,448	$115,602	$429,927	$249,653
Gross gains from sales	4,678	3,562	7,906	11,575
Gross losses from sales	(6,279)	(2,958)	(11,988)	(6,631)

4.  RESERVES FOR LOSSES AND LAE

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	Six Months Ended	Twelve Months Ended
	June 30,	December 31,
(Dollars in thousands)	2018	2017
Gross reserves at January 1	$9,343,028	$8,331,288
Less reinsurance recoverables	(5,727,268)	(4,199,791)
Net reserves at January 1	3,615,760	4,131,497

Incurred related to:
Current year	1,451,011	2,157,498
Prior years	491,004	(117,747)
Total incurred losses and LAE	1,942,015	2,039,751

Paid related to:
Current year	378,985	1,607,601
Prior years	912,199	957,933
Total paid losses and LAE	1,291,184	2,565,534

Foreign exchange/translation adjustment	(16,509)	10,046

Net reserves at December 31	4,250,082	3,615,760
Plus reinsurance recoverables	5,037,479	5,727,268
Gross reserves at December 31	$9,287,561	$9,343,028

Incurred prior years' reserves increased by $491,004 thousand for the six months ended June 30, 2018 and decreased by $117,747 thousand for the year ended December 31, 2017. The increase for the six months ended June 30, 2018, resulted from unfavorable development on prior years catastrophe losses related to Hurricanes Harvey, Irma and Maria, as well as the 2017 California wildfires.  The increase in loss estimates for Hurricanes Harvey, Irma and Maria was mostly driven by re-opened claims reported in the second quarter of 2018 and loss inflation from higher than expected loss adjustment expenses and in particular, their impact on aggregate covers.  The decrease for 2017 was attributable to favorable development in the reinsurance segments of $84,809 thousand related primarily to property and short-tail business in the U.S., as well as favorable development on prior year catastrophe losses, partially offset by $25,194 thousand of adverse development on A&E reserves. The insurance segment also experienced favorable development on prior year reserves of $32,938 thousand mainly on its workers compensation business, which is largely written in California.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.   No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Due to the unavailability of prices for ninety private placement securities at June 30, 2018, an investment manager's valuation committee valued eighty-five of these private placement securities at $247,863 thousand. A majority of the fair values determined by the valuation committee are substantiated by valuations from independent third parties. Four of the private placement securities totaling $95,444 thousand are valued by the investment manager at amortized cost. In addition, the Company valued one private placement security at $1,750 thousand, representing par value.  Due to the unavailability of prices for sixty-five private placement securities at December 31, 2017, an investment manager's valuation committee valued the sixty-five securities at $165,173 thousand.

The Company internally manages a public equity portfolio which had a fair value at June 30, 2018 and December 31, 2017 of $365,986 thousand and $245,043 thousand, respectively, and all prices were obtained from publicly published sources.

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

Other invested assets, at fair value, was categorized as Level 3 at June 30, 2018 and December 31, 2017, since it represented a privately placed convertible preferred stock issued by an affiliate.  The stock was received in exchange for shares of the Company's parent.  The 25 year redeemable, convertible preferred stock with a 1.75% coupon is valued using a pricing model. The pricing model includes observable inputs such as the U.S. Treasury yield curve rate T note constant maturity 20 year and the swap rate on the Company's June 1, 2044, 4.868% senior notes, with adjustments to reflect the Company's own assumptions about the inputs that market participants would use in pricing the asset.

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$713,125	$-	$713,125	$-
Obligations of U.S. States and political subdivisions	537,884	-	537,884	-
Corporate securities	2,103,079	-	1,773,830	329,249
Asset-backed securities	126,457	-	126,457	-
Mortgage-backed securities
Commercial	49,219	-	49,219	-
Agency residential	126,820	-	126,820	-
Non-agency residential	27	-	27	-
Foreign government securities	504,298	-	504,298	-
Foreign corporate securities	870,232	-	857,617	12,615
Total fixed maturities, market value	5,031,141	-	4,689,277	341,864

Fixed maturities, fair value	3,192	-	-	3,192
Equity securities, fair value	942,900	919,566	23,334	-
Other invested assets, fair value	1,705,037	-	-	1,705,037

There were no transfers between Level 1 and Level 2 for the six months ended June 30, 2018.

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

In addition $96,162 thousand and $79,505 thousand of investments within other invested assets on the consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively, are not included within the fair value hierarchy tables as the assets are measured at NAV as a practical expedient to determine fair value.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Total Fixed Maturities, Market Value
	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Corporate	Foreign		Corporate	Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	Corporate	Total
Beginning balance	$168,590	$11,368	$179,958	$158,221	$6,952	$165,173
Total gains or (losses) (realized/unrealized)
Included in earnings	623	(504)	119	1,345	(410)	935
Included in other comprehensive income (loss)	190	-	190	425	-	425
Purchases, issuances and settlements	159,846	1	159,847	169,258	4,323	173,581
Transfers in and/or (out) of Level 3	-	1,750	1,750	-	1,750	1,750
Ending balance	$329,249	$12,615	$341,864	$329,249	$12,615	$341,864

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Market Value
	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Corporate	Foreign		Corporate	Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	Corporate	Total
Beginning balance	$84,322	$2,802	$87,124	$65,197	$2,538	$67,735
Total gains or (losses) (realized/unrealized)
Included in earnings	711	128	839	925	104	1,029
Included in other comprehensive income (loss)	172	-	172	143	-	143
Purchases, issuances and settlements	935	221	1,156	19,875	509	20,384
Transfers in and/or (out) of Level 3	-	-	-	-	-	-
Ending balance	$86,140	$3,151	$89,291	$86,140	$3,151	$89,291

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Fair Value
	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at fair value	$1,821	$1,821	$-	$-
Total gains or (losses) (realized/unrealized)
Included in earnings	(142)	(142)	(156)	(156)
Included in other comprehensive income (loss)	32	32	32	32
Purchases, issuances and settlements	1,481	1,481	3,316	3,316
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$3,192	$3,192	$3,192	$3,192

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

Total Fixed Maturities, Fair Value
	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at fair value	$-	$-	$-	$-
Total gains or (losses) (realized/unrealized)
Included in earnings	-	-	-	-
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$-	$-	$-	$-

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) level 3, fair value measurements using significant unobservable inputs were $1,750 thousand for both the three and six months ended June 30, 2018 for fixed maturities, market value.  The transfers were related to securities that were priced using a recognized pricing service as of December 31, 2017.  The securities were subsequently priced using single non-binding broker quotes as of June 30, 2018.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by other invested assets, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Other invested assets, fair value:
Beginning balance	$1,770,684	$1,837,302	$1,807,473	$1,766,626
Total gains or (losses) (realized/unrealized)
Included in earnings	(65,647)	(112,769)	(102,436)	(42,094)
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$1,705,037	$1,724,532	$1,705,037	$1,724,532

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At June 30,	At December 31,
(Dollars in thousands)	2018	2017
The Prudential	$144,353	$144,618
Unaffiliated life insurance company	33,372	$34,444

7.  COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(23,527)	$5,152	$(18,375)	$(82,917)	$17,642	$(65,275)
URA(D) on securities - OTTI	266	(56)	210	365	(77)	288
Reclassification of net realized losses (gains) included in net income (loss)	463	(309)	154	(5,635)	954	(4,681)
Foreign currency translation adjustments	(26,362)	5,550	(20,812)	(28,058)	5,904	(22,154)
Reclassification of amortization of net gain (loss) included in net income (loss)	2,297	(482)	1,815	4,595	(965)	3,630
Total other comprehensive income (loss)	$(46,863)	$9,855	$(37,008)	$(111,650)	$23,458	$(88,192)

(Some amounts may not reconcile due to rounding)

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$5,784	$(1,753)	$4,031	$23,804	$(8,060)	$15,744
URA(D) on securities - OTTI	(317)	111	(206)	(3,816)	1,336	(2,480)
Reclassification of net realized losses (gains) included in net income (loss)	(4,931)	1,454	(3,477)	(10,265)	3,321	(6,944)
Foreign currency translation adjustments	8,265	(2,893)	5,372	13,752	(4,813)	8,939
Reclassification of amortization of net gain (loss) included in net income (loss)	3,083	(1,079)	2,004	6,166	(2,158)	4,008
Total other comprehensive income (loss)	$11,884	$(4,160)	$7,724	$29,641	$(10,374)	$19,267

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Affected line item within the statements of
AOCI component	2018	2017	2018	2017	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$463	$(4,931)	$(5,635)	$(10,265)	Other net realized capital gains (losses)
	(309)	1,454	954	3,321	Income tax expense (benefit)
	$154	$(3,477)	$(4,681)	$(6,944)	Net income (loss)

Benefit plan net gain (loss)	$2,297	$3,083	$4,595	$6,166	Other underwriting expenses
	(482)	(1,079)	(965)	(2,158)	Income tax expense (benefit)
	$1,815	$2,004	$3,630	$4,008	Net income (loss)

(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Six Months Ended	Twelve Months Ended
	June 30,	December 31,
(Dollars in thousands)	2018	2017

Beginning balance of URA (D) on securities	$37,442	$39,041
Current period change in URA (D) of investments - temporary	(69,956)	(5,284)
Current period change in URA (D) of investments - non-credit OTTI	288	(2,949)
Reclass due to early adoption of ASU 2018-02	-	6,634
Cumulative change due to ASU 2016-01	(2,447)	-
Ending balance of URA (D) on securities	(34,673)	37,442

Beginning balance of foreign currency translation adjustments	33,545	(9,852)
Current period change in foreign currency translation adjustments	(22,154)	37,427
Reclass due to early adoption of ASU 2018-02	-	5,970
Ending balance of foreign currency translation adjustments	11,391	33,545

Beginning balance of benefit plan net gain (loss)	(71,929)	(65,504)
Current period change in benefit plan net gain (loss)	3,630	6,504
Reclass due to early adoption of ASU 2018-02	-	(12,929)
Ending balance of benefit plan net gain (loss)	(68,299)	(71,929)

Ending balance of accumulated other comprehensive income (loss)	$(91,581)	$(942)

8.  COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re's investments as collateral, as security for assumed losses payable to non-affiliated ceding companies.  At June 30, 2018, the total amount on deposit in the trust account was $735,691 thousand.

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

				June 30, 2018		December 31, 2017
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior notes	06/05/2014	06/01/2044	400,000	$396,894	$396,728	$396,834	$420,340

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044. Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Interest expense incurred	$4,868	$4,868	$9,736	$9,736

10.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings' outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		June 30, 2018		December 31, 2017
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$236,610	$236,651	$236,561	$233,072

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007.  During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings' right to defer interest on one or more occasions for up to ten consecutive years.  Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including August 15, 2017. The reset quarterly interest rate for May 15, 2018 to August 14, 2018 is 4.7%.

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Interest expense incurred	$2,702	$3,033	$5,093	$6,970

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Six Months Ended
U.S. Reinsurance	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Gross written premiums	$652,110	$474,992	$1,296,332	$1,053,951
Net written premiums	429,931	135,177	853,762	354,239

Premiums earned	$467,509	$202,289	$908,894	$410,603
Incurred losses and LAE	708,524	119,747	1,009,728	240,181
Commission and brokerage	148,711	43,173	276,031	83,545
Other underwriting expenses	15,472	14,278	32,358	28,529
Underwriting gain (loss)	$(405,198)	$25,091	$(409,223)	$58,348

	Three Months Ended		Six Months Ended
International	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Gross written premiums	$398,714	$333,535	$765,738	$612,110
Net written premiums	337,357	111,961	672,232	215,207

Premiums earned	$343,133	$113,300	$672,072	$231,451
Incurred losses and LAE	259,487	78,459	435,846	146,873
Commission and brokerage	84,379	23,790	162,773	47,325
Other underwriting expenses	9,869	9,163	19,955	18,052
Underwriting gain (loss)	$(10,602)	$1,888	$53,498	$19,201

	Three Months Ended		Six Months Ended
Insurance	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Gross written premiums	$581,460	$527,047	$1,036,445	$921,898
Net written premiums	423,066	170,774	771,387	297,302

Premiums earned	$369,194	$152,608	$714,880	$297,198
Incurred losses and LAE	260,749	99,022	496,441	199,896
Commission and brokerage	54,912	(6,450)	105,655	(17,850)
Other underwriting expenses	48,885	40,756	99,264	77,511
Underwriting gain (loss)	$4,648	$19,280	$13,520	$37,641

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Underwriting gain (loss)	$(411,152)	$46,259	$(342,205)	$115,190
Net investment income	72,070	71,900	141,979	132,749
Net realized capital gains (losses)	(42,271)	(92,291)	(102,472)	25,477
Corporate expense	(1,513)	(1,512)	(5,109)	(5,109)
Interest, fee and bond issue cost amortization expense	(7,623)	(7,954)	(14,936)	(16,813)
Other income (expense)	77,682	10,655	2,805	20,510
Income (loss) before taxes	$(312,807)	$27,057	$(319,938)	$272,004

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Canada gross written premiums	$44,189	$36,195	$84,581	$64,152

No other country represented more than 5% of the Company's revenues.

12.  RELATED-PARTY TRANSACTIONS

Parent

Group entered into a $250,000 thousand long term promissory note agreement with Holdings as of December 31, 2014.  The note will mature on December 31, 2023 and has an interest rate of 1.72% that is payable annually.  This transaction is presented as a Note Receivable – Affiliated in the Consolidated Balance Sheets of Holdings.  Interest income in the amount of $1,075 thousand was recorded by Holdings for the three months ended June 30, 2018 and 2017, respectively.  Interest income in the amount of $2,150 thousand was recorded by Holdings for the six months ended June 30, 2018 and 2017, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Dividends received on preferred stock of affiliate	$7,758	$7,758	$15,516	$15,516

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

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Expenses incurred	$26,998	$23,046	$55,446	$46,229

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

On December 31, 2017, the Company entered into a LPT agreement with Bermuda Re.  The LPT agreement covers subject loss reserves of $2,336,242 thousand for accident years 2017 and prior.  As a result of the LPT agreement, the Company transferred $1,000,000 thousand of cash and fixed maturity securities and transferred $970,000 thousand of loss reserves to Bermuda Re.  As part of the LPT agreement, Bermuda Re will provide an additional $500,000 thousand of adverse development coverage on the subject loss reserves.

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada and Lloyd's syndicate 2786 for the periods indicated:

	Three Months Ended		Six Months Ended
Bermuda Re	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Ceded written premiums	$142,971	$681,776	$275,291	$1,316,672
Ceded earned premiums	148,073	620,897	284,231	1,209,771
Ceded losses and LAE	(157,443)	388,573	36,108	728,704

	Three Months Ended		Six Months Ended
Everest International	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Ceded written premiums	$-	$45	$-	$(25)
Ceded earned premiums	-	46	-	(25)
Ceded losses and LAE	(357)	(175)	(357)	(618)

	Three Months Ended		Six Months Ended
Everest Canada	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Assumed written premiums	$-	$13,132	$-	$25,980
Assumed earned premiums	-	11,884	-	24,737
Assumed losses and LAE	373	7,319	3,346	13,970

	Three Months Ended		Six Months Ended
Lloyd's Syndicate 2786	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Assumed written premiums	$2,421	$10,236	$(261)	$18,085
Assumed earned premiums	6,064	9,797	10,950	16,724
Assumed losses and LAE	1,441	4,831	8,026	8,264

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

	Three Months Ended		Six Months Ended
Mt. Logan Re Segregated Accounts	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Ceded written premiums	$40,622	$38,703	$101,439	$77,882
Ceded earned premiums	54,885	50,708	104,975	84,665
Ceded losses and LAE	92,100	23,674	107,907	43,433

Assumed written premiums	$1,604	$3,763	$4,647	$6,495
Assumed earned premiums	1,604	3,763	4,647	6,495
Assumed losses and LAE	-	-	-	-

13.   RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Service cost	$2,977	$3,299	5,954	$6,598
Interest cost	2,585	2,276	5,170	4,552
Expected return on plan assets	(3,670)	(3,154)	(7,341)	(6,309)
Amortization of net (income) loss	2,237	3,041	4,473	6,081
Net periodic benefit cost	$4,129	$5,461	$8,256	$10,921

Other Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Service cost	$446	$441	$893	$881
Interest cost	307	249	614	498
Amortization of prior service cost	(33)	(33)	(66)	(66)
Amortization of net (income) loss	94	75	188	151
Net periodic benefit cost	$814	$732	$1,629	$1,464

(Some amounts may not reconcile due to rounding.)

The service cost component of net periodic benefit costs is included within other underwriting expenses on the consolidated statement of operations and comprehensive income (loss).  In accordance with ASU 2017-07, other staff compensation costs are also primarily recorded within this line item.

The Company did not make any contributions to the qualified pension benefit plan for the six months ended June 30, 2018 and 2017.

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  There was an unprecedented series of catastrophes in the third quarter of 2017 with Hurricanes Harvey, Irma and Maria, as well as a significant earthquake in Mexico City.  Additional catastrophe events occurred in the fourth quarter of 2017 with the wild fires in California and Hurricanes Nate and Ophelia.  The total industry losses for all of these worldwide events have been estimated to exceed $140 billion.  This was the second consecutive year with higher than average catastrophe losses.  During 2016, catastrophe losses included the Fort McMurray Canadian wildfire, Hurricane Matthew which affected a large area of the Caribbean and southeastern United States, storms and an earthquake in Ecuador.  There are industry reports that the catastrophe losses for 2016 reached their highest level in four years and the United States experienced the most loss events since 1980 and the highest total losses since 2012.  While the future impact on market conditions from these catastrophes cannot be determined at this time, there was some firming in the markets impacted by the 2016 catastrophes and as catastrophe losses increased in 2017, there is a growing industry consensus that there will be some firming of (re)insurance rates for the areas impacted by the catastrophes.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder's equity for the periods indicated:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase/	June 30,		Increase/
(Dollars in millions)	2018	2017	(Decrease)	2018	2017	(Decrease)
Gross written premiums	$1,632.3	$1,335.6	22.2%	$3,098.5	$2,588.0	19.7%
Net written premiums	1,190.4	417.9	184.8%	2,297.4	866.7	165.1%

REVENUES:
Premiums earned	$1,179.8	$468.2	152.0%	$2,295.8	$939.3	144.4%
Net investment income	72.1	71.9	0.2%	142.0	132.7	7.0%
Net realized capital gains (losses)	(42.3)	(92.3)	-54.2%	(102.5)	25.5	NM
Other income (expense)	77.7	10.7	NM	2.8	20.5	-86.3%
Total revenues	1,287.3	458.5	180.8%	2,338.2	1,118.0	109.1%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,228.8	297.2	NM	1,942.0	587.0	230.9%
Commission, brokerage, taxes and fees	288.0	60.5	NM	544.5	113.0	NM
Other underwriting expenses	74.2	64.2	15.6%	151.6	124.1	22.1%
Corporate expense	1.5	1.5	0.0%	5.1	5.1	0.0%
Interest, fee and bond issue cost amortization expense	7.6	8.0	-4.2%	14.9	16.8	-11.2%
Total claims and expenses	1,600.1	431.4	NM	2,658.1	846.0	214.2%

INCOME (LOSS) BEFORE TAXES	(312.8)	27.1	NM	(319.9)	272.0	-217.6%
Income tax expense (benefit)	(47.4)	(8.6)	NM	(42.4)	67.2	-163.1%
NET INCOME (LOSS)	$(265.4)	$35.7	NM	$(277.6)	$204.8	-235.5%

RATIOS:			Point Change			Point Change
Loss ratio	104.1%	63.5%	40.6	84.6%	62.5%	22.1
Commission and brokerage ratio	24.4%	12.9%	11.5	23.7%	12.0%	11.7
Other underwriting expense ratio	6.3%	13.7%	(7.4)	6.6%	13.2%	(6.6)
Combined ratio	134.8%	90.1%	44.7	114.9%	87.7%	27.2

				At	At	Percentage
				June 30,	December 31,	Increase/
(Dollars in millions)				2018	2017	(Decrease)
Balance sheet data:
Total investments and cash				$9,106.2	$8,911.5	2.2%
Total assets				17,526.8	17,888.5	-2.0%
Loss and loss adjustment expense reserves				9,287.6	9,343.0	-0.6%
Total debt				633.5	633.4	0.0%
Total liabilities				12,479.8	12,475.8	0.0%
Stockholder's equity				5,047.0	5,412.7	-6.8%

(Some amounts may not reconcile due to rounding)

(NM, not meaningful)

Revenues.

Premiums.  Gross written premiums increased by 22.2% to $1,632.3 million for the three months ended June 30, 2018, compared to $1,335.6 million for the three months ended June 30, 2017, reflecting a $242.3 million, or 30.0%, increase in our reinsurance business and a $54.4 million, or 10.3%, increase in our insurance business.  The increase in reinsurance premiums was mainly due to the increases in treaty property business, treaty casualty business and Latin American business.  The rise in insurance premiums was primarily due to increases in many lines of business, including casualty and accident and health.  Gross written premiums increased by 19.7% to $3,098.5 million for the six months ended June 30, 2018, compared to $2,588.0 million for the six months ended June 30, 2017, reflecting a $396.0 million, or 23.8%, increase in our reinsurance business and a $114.5 million, or 12.4%, increase in our insurance business.  The increase in reinsurance premiums was mainly due to the increases in treaty property business, treaty casualty business and Latin American business.  The rise in insurance premiums was primarily due to increases in many lines of business, including casualty and accident and health.

Net written premiums increased by 184.8% to $1,190.4 million for the three months ended June 30, 2018, compared to $417.9 million for the three months ended June 30, 2017, and increased by 165.1% to $2,297.4 million for the six months ended June 30, 2018, compared to $866.7 million for the six months ended June 30, 2017.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the impact of changes in affiliated reinsurance contracts, particularly the non-renewal of the quota share agreement between Everest Re and Bermuda Re as of December 31, 2017.  Effective January 1, 2018, Everest Re entered into an aggregate stop loss agreement with Bermuda Re.  Premiums ceded to Bermuda Re during the three months ended June 30, 2018 were $143.0 million compared with $681.8 million during the three months ended June 30, 2017.  Premiums ceded to Bermuda Re during the six months ended June 30, 2018 were $275.3 million compared with $1,316.7 million during the six months ended June 30, 2017.  Premiums earned increased by 152.0% to $1,179.8 million for the three months ended June 30, 2018, compared to $468.2 million for the three months ended June 30, 2017 and increased by 144.4% to $2,295.8 million for the six months ended June 30, 2018, compared to $939.3 million for the six months ended June 30, 2017.  The change in premiums earned relative to net written premiums is due to timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income increased 0.2% to $72.1 million for the three months ended June 30, 2018 compared with net investment income of $71.9 million for the three months ended June 30, 2017 and increased by 7.0% to $142.0 million for the six months ended June 30, 2018 compared with net investment income of $132.7 million for the six months ended June 30, 2017.  Net pre-tax investment income as a percentage of average invested assets was 3.2% for the three months ended June 30, 2018, compared to 3.0% for the three months ended June 30, 2017 and was 3.2% for the six months ended June 30, 2018 compared to 2.8% for the six months ended June 30, 2017, respectively.  The increases in income and yield were primarily the result of higher income from our limited partnerships, partially offset by declines in income from fixed maturity and equity securities.

Net Realized Capital Gains (Losses).  Net realized capital losses were $42.3 million and $92.3 million for the three months ended June 30, 2018 and 2017, respectively.  The net realized capital losses of $42.3 million for the three months ended June 30, 2018, were comprised of $39.1 million of losses from fair value re-measurements, $2.3 million of losses from sales of investments and $0.9 million of other-than-temporary impairments.  The net realized capital losses of $92.3 million for the three months ended June 30, 2017 were comprised of $97.8 million of losses from fair value re-measurements and $1.6 million of other-than-temporary impairments, partially offset by $7.1 million of gains from sales of investments.

Net realized capital losses were $102.5 million and net realized capital gains were $25.5 million for the six months ended June 30, 2018 and 2017, respectively.  The net realized capital losses of $102.5 million for the six months ended June 30, 2018, were comprised of $102.9 million of losses from fair value re-measurements and $0.9 million of other-than-temporary impairments, partially offset by $1.3 million of gains from sales of investments.  The net realized capital gains of $25.5 million for the six months ended June 30, 2017, were comprised of $17.9 million of gains from sales of investments and $10.3 million of gains from fair value re-measurements, partially offset by $2.7 million of other-than-temporary impairments.

Other Income (Expense).  We recorded other income of $77.7 million and $2.8 million for the three and six months ended June 30, 2018, respectively.  We recorded other income of $10.7 million and $20.5 million for the three and six months ended June 30, 2017, respectively. The change was mainly due to changes in deferred gain related to the Loss Portfolio Transfer agreement between Everest Re and Bermuda Re which was effective on December 31, 2017.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses ("LAE") for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$673.5	57.0%		$(3.5)	-0.3%		$670.0	56.7%
Catastrophes	64.6	5.5%		494.2	41.9%		558.8	47.4%
Total	$738.1	62.5%		$490.7	41.6%		$1,228.8	104.1%

2017
Attritional	$274.2	58.5%		$1.2	0.3%		$275.4	58.8%
Catastrophes	24.2	5.2%		(2.5)	-0.5%		21.8	4.7%
Total	$298.4	63.7%		$(1.3)	-0.2%		$297.2	63.5%

Variance 2018/2017
Attritional	$399.3	(1.5)	pts	$(4.7)	(0.6)	pts	$394.6	(2.1)	pts
Catastrophes	40.4	0.3	pts	496.7	42.4	pts	537.0	42.7	pts
Total	$439.7	(1.2)	pts	$492.0	41.8	pts	$931.6	40.6	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$1,386.4	60.4%		$(3.2)	-0.1%		$1,383.2	60.3%
Catastrophes	64.6	2.8%		494.2	21.5%		558.8	24.3%
Total	$1,451.0	63.2%		$491.0	21.4%		$1,942.0	84.6%

2017
Attritional	$553.2	58.8%		$5.3	0.6%		$558.5	59.4%
Catastrophes	31.5	3.4%		(3.0)	-0.3%		28.5	3.0%
Total	$584.7	62.2%		$2.3	0.3%		$587.0	62.5%

Variance 2018/2017
Attritional	$833.2	1.6	pts	$(8.5)	(0.7)	pts	$824.7	0.9	pts
Catastrophes	33.1	(0.6)	pts	497.2	21.8	pts	530.3	21.3	pts
Total	$866.3	1.0	pts	$488.7	21.1	pts	$1,355.0	22.1	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased to $1,228.8 million for the three months ended June 30, 2018 compared to $297.2 million for the three months ended June 30, 2017, primarily due to unfavorable development of $494.2 million on prior years catastrophe losses, mainly related to Hurricanes Harvey, Irma and Maria.  The increase in loss estimates for Hurricanes Harvey, Irma and Maria was mostly driven by re-opened claims reported in the second quarter of 2018 and loss inflation from higher than expected loss adjustment expenses and in particular, their impact on aggregate covers.  The increase in incurred losses was also due to a rise in current year attritional losses of $399.3 million, which was mainly due to changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017 and the implementation of an aggregate stop loss agreement with Bermuda Re as of January 1, 2018.  The current year catastrophe losses of $64.6 million for the three months ended June 30, 2018 related to Cyclone Mekunu ($50.0 million) and the U.S. winter storms ($14.6 million).  The current year catastrophe losses of $24.2 million for the three months ended June 30, 2017 were related to the South Africa Knysna fires ($9.8 million), the Peru storms ($6.8 million), the 2017 U.S. Midwest storms ($6.0 million) and Cyclone Debbie in Australia ($1.6 million).

Incurred losses and LAE increased to $1,942.0 million for the six months ended June 30, 2018 compared to $587.0 million for the six months ended June 30, 2017, partially due to unfavorable development of $494.2 million on prior years catastrophe losses, mainly related to Hurricanes Harvey, Irma and Maria and the 2017 California wildfires.  The increase in loss estimates for Hurricanes Harvey, Irma and Maria was mostly driven by re-opened claims reported in the second quarter of 2018 and loss inflation from higher than expected loss adjustment expenses and in particular, their impact on aggregate covers.  The increase in incurred losses was also due to a rise in current year attritional losses of $833.2 million, mainly due to changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017 and the implementation of an aggregate stop loss agreement with Bermuda Re as of January 1, 2018 and changes in the mix of business.  The current year catastrophe losses of $64.6 million for the six months ended June 30, 2018 related to Cyclone Mekunu ($50.0 million) and the U.S. winter storms ($14.6 million).  The current year catastrophe losses of $31.5 million for the six months ended June 30, 2017 related to the South Africa Knysna fires ($9.8 million), Cyclone Debbie in Australia ($8.9 million), the Peru storms ($6.8 million), and the 2017 U.S. Midwest storms ($6.0 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased to $288.0 million for the three months ended June 30, 2018 compared to $60.5 million for the three months ended June 30, 2017.  Commission, brokerage, taxes and fees increased to $544.5 million for the six months ended June 30, 2018 compared to $113.0 million for the six months ended June 30, 2017.  The increase was mainly due to changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017, and changes in the mix of business toward additional pro rata business.

Other Underwriting Expenses.  Other underwriting expenses were $74.2 million and $64.2 million for the three months ended June 30, 2018 and June 30, 2017, respectively. Other underwriting expenses were $151.6 million and $124.1 million for the six months ended June 30, 2018 and June 30, 2017, respectively.  The increases were mainly due to changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017, impact of increases in premium earned and costs incurred to support the expansion of the insurance business.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, remained the same at $1.5 million for the three months ended June 30, 2018 and 2017 and remained the same at $5.1 million for the six months ended June 30, 2018 and 2017.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization was $7.6 million and $8.0 million for the three months ended June 30, 2018 and 2017, respectively.  Interest, fees and other bond amortization was $14.9 million and $16.8 million for the six months ended June 30, 2018 and 2017, respectively.  The decreases in expense was primarily due to the conversion of the long term subordinated notes from a fixed rate of 6.6% to a floating rate, which is reset quarterly per the note agreement.  The floating rate was 4.7% as of June 30, 2018.

Income Tax Expense (Benefit).  Income tax benefit was $47.4 million and $8.6 million for the three months ended June 30, 2018 and 2017, respectively. Income tax benefit was $42.4 million and income tax expense was $67.2 million for the six months ended June 30, 2018 and 2017, respectively.  Income tax expense is primarily a function of the Company's pre-tax income and the statutory tax rate, as affected by tax-exempt investment income and foreign tax credits and as calculated under the annualized effective tax rate ("AETR") method. Variations in taxes generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses).  However, if the AETR approach produces a year-to-date tax benefit which exceeds the amount which is estimated to be recoverable for the full year, then the tax benefit for the interim reporting period will be limited, as prescribed under ASC 740-270, to the estimated tax recoverable based on the year-to-date results. In addition, the enactment of the Tax Cuts Job Act ("TCJA") on December 22, 2017 reduced the U.S. corporate tax rate to 21% from 35%.

Net Income (Loss).
Our net loss was $265.4 million and net income was $35.7 million for the three months ended June 30, 2018 and 2017, respectively.  Our net loss was $277.6 million and net income was $204.8 million for the six months ended June 30, 2018 and 2017, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio increased by 44.7 points to 134.8% for the three months ended June 30, 2018 compared to 90.1% for the three months ended June 30, 2017, and increased by 27.2 points to 114.9% for the six months ended June 30, 2018 compared to 87.7% for the six months ended June 30, 2017.  The loss ratio component increased by 40.6 points and 22.1 points for the three and six months ended June 30, 2018, respectively, over the same period last year mainly due to higher prior year catastrophe losses primarily related to Hurricanes Harvey, Irma and Maria in the second quarter of 2018 as well as the 2017 California wildfires for the six months of 2018.  The commission and brokerage ratio component increased to 24.4% for the three months ended June 30, 2018 compared to 12.9% for the three months ended June 30, 2017, and increased to 23.7% for the six months ended June 30, 2018 compared to 12.0% for the six months ended June 30, 2017 reflecting changes in affiliated reinsurance agreements and changes in the mix of business.  The other underwriting expense ratio decreased to 6.3% for the three months ended June 30, 2018 from 13.7% for the three months ended June 30, 2017 and decreased to 6.6% for the six months ended June 30, 2018 from 13.2% for the six months ended June 30, 2017.  The changes in the combined ratio and its components were mainly due to the impact of changes in affiliated reinsurance contracts and changes in the mix of business.

Stockholder's Equity.
Stockholder's equity decreased by $365.7 million to $5,047.0 million at June 30, 2018 from $5,412.7 million at December 31, 2017, principally as a result of $277.6 million of net loss, $69.7 million of net unrealized depreciation on investments, net of tax and $22.2 million of net foreign currency translation adjustments, partially offset by $3.6 million of net benefit plan obligation adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income increased by 0.2% to $72.1 million for the three months ended June 30, 2018 compared to $71.9 million for the three months ended June 30, 2017.  Net investment income increased by 7.0% to $142.0 million for the six months ended June 30, 2018 compared to $132.7 million for the six months ended June 30, 2017.  The increases for both the three and six months ended June 30, 2018 were primarily due to increases in limited partnership income, partially offset by declines in income from fixed maturity and equity securities.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2018	2017	2018	2017
Fixed maturities	$48.5	$49.6	$90.9	$96.6
Equity securities	3.6	6.4	8.0	13.1
Short-term investments and cash	1.3	0.6	2.2	1.0
Other invested assets
Limited partnerships	14.1	9.0	28.6	8.8
Dividends from preferred shares of affiliate	7.7	7.8	15.5	15.5
Other	1.5	1.5	4.7	2.7
Gross investment income before adjustments	76.8	74.7	150.0	137.7
Funds held interest income (expense)	0.7	1.0	3.6	2.9
Interest income from Parent	1.1	1.1	2.2	2.2
Gross investment income	78.7	76.8	155.8	142.8
Investment expenses	(6.6)	(4.9)	(13.8)	(10.0)
Net investment income	$72.1	$71.9	$142.0	$132.7

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	June 30,	December 31,
	2018	2017
Imbedded pre-tax yield of cash and invested assets at December 31	3.4%	3.4%
Imbedded after-tax yield of cash and invested assets at December 31	2.7%	2.7%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Annualized pre-tax yield on average cash and invested assets	3.2%	3.0%	3.2%	2.8%
Annualized after-tax yield on average cash and invested assets	2.6%	2.0%	2.6%	1.9%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2018	2017	Variance	2018	2017	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$2.1	$7.7	$(5.6)	$9.0	$15.7	$(6.7)
Losses	(2.2)	(1.3)	(0.9)	(3.0)	(2.8)	(0.2)
Total	(0.1)	6.4	(6.5)	6.0	12.9	(6.9)

Fixed maturity securities, fair value
Gains	-	-	-	-	-	-
Losses	(1.1)	-	(1.1)	(1.1)	-	(1.1)
Total	(1.1)	-	(1.1)	(1.1)	-	(1.1)

Equity securities, fair value
Gains	4.7	3.6	1.1	7.9	11.6	(3.7)
Losses	(6.3)	(2.9)	(3.4)	(12.0)	(6.6)	(5.4)
Total	(1.6)	0.7	(2.3)	(4.1)	5.0	(9.1)

Other invested assets
Gains	0.6	-	0.6	0.6	-	0.6
Losses	-	-	-	-	-	-
Total	0.6	-	0.6	0.6	-	0.6

Total net realized gains (losses) from sales
Gains	7.3	11.3	(4.0)	17.4	27.3	(9.9)
Losses	(9.6)	(4.2)	(5.4)	(16.1)	(9.4)	(6.7)
Total	(2.3)	7.1	(9.4)	1.3	17.9	(16.6)

Other than temporary impairments:	(0.9)	(1.6)	0.7	(0.9)	(2.7)	1.8

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	1.0	-	1.0	1.0	-	1.0
Equity securities, fair value	25.5	15.0	10.5	(1.5)	52.4	(53.9)
Other invested assets, fair value	(65.6)	(112.8)	47.2	(102.4)	(42.1)	(60.3)
Total	(39.1)	(97.8)	58.7	(102.9)	10.3	(113.2)

Total net realized gains (losses)	$(42.3)	$(92.3)	$50.0	$(102.5)	$25.5	$(128.0)

(Some amounts may not reconcile due to rounding.)

Net realized capital losses were $42.3 million and $92.3 million for the three months ended June 30, 2018 and 2017, respectively.  For the three months ended June 30, 2018, we recorded $39.1 million of losses from fair value re-measurements, $2.3 million of losses from sales of investments and $0.9 million of other-than-temporary impairments.  For the three months ended June 30, 2017 we recorded $97.8 million of losses due to fair value re-measurements and $1.6 million of other-than-temporary impairments, partially offset by $7.1 million of net realized capital gains from sales of investments.  The fixed maturity and equity sales related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

Net realized capital losses were $102.5 million and net realized capital gains were $25.5 million for the six months ended June 30, 2018 and 2017, respectively.  For the six months ended June 30, 2018, we recorded $102.9 million of losses from fair value re-measurements and $0.9 million of other-than-temporary impairments, partially offset by $1.3 million of gains from sales of investments.  For the six months ended June 30, 2017 we recorded $17.9 million of net realized capital gains from sales of investments and $10.3 million of gains due to fair value re-measurements, partially offset by $2.7 million of other-than-temporary impairments. The fixed maturity and equity sales related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Gross written premiums	$652.1	$475.0	$177.1	37.3%	$1,296.3	$1,054.0	$242.4	23.0%
Net written premiums	429.9	135.2	294.8	218.1%	853.8	354.2	499.5	141.0%

Premiums earned	$467.5	$202.3	$265.2	131.1%	$908.9	$410.6	$498.3	121.4%
Incurred losses and LAE	708.5	119.7	588.8	NM	1,009.7	240.2	769.5	NM
Commission and brokerage	148.7	43.2	105.5	244.5%	276.0	83.5	192.5	230.4%
Other underwriting expenses	15.5	14.3	1.2	8.4%	32.4	28.5	3.8	13.4%
Underwriting gain (loss)	$(405.2)	$25.1	$(430.3)	NM	$(409.2)	$58.3	$(467.6)	NM

				Point Chg				Point Chg
Loss ratio	151.6%	59.1%		92.5	111.1%	58.5%		52.6
Commission and brokerage ratio	31.8%	21.3%		10.5	30.4%	20.3%		10.1
Other underwriting ratio	3.3%	7.2%		(3.9)	3.5%	7.0%		(3.5)
Combined ratio	186.7%	87.6%		99.1	145.0%	85.8%		59.2

(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums.  Gross written premiums increased by 37.3% to $652.1 million for the three months ended June 30, 2018 from $475.0 million for the three months ended June 30, 2017, primarily due to an increase in treaty property business, treaty casualty business and marine and aviation business.  Net written premiums increased by 218.1% to $429.9 million for the three months ended June 30, 2018 compared to $135.2 million for the three months ended June 30, 2017.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the impact of changes in affiliated reinsurance contracts, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017 and the implementation of an aggregate stop loss agreement with Bermuda Re for 2018.  Premiums earned increased 131.1% to $467.5 million for the three months ended June 30, 2018 compared to $202.3 million for the three months ended June 30, 2017.  The change in premiums earned relative to net written premiums is due to timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 23.0% to $1,296.3 million for the six months ended June 30, 2018 from $1,054.0 million for the six months ended June 30, 2017, primarily due to an increase in treaty property business, treaty casualty business and marine and aviation business.  Net written premiums increased by 141.0% to $853.8 million for the six months ended June 30, 2018 compared to $354.2 million for the six months ended June 30, 2017.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the impact of changes in affiliated reinsurance contracts, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017 and the implementation of an aggregate stop loss agreement with Bermuda Re for 2018.  Premiums earned increased 121.4% to $908.9 million for the six months ended June 30, 2018 compared to $410.6 million for the six months ended June 30, 2017.  The change in premiums earned relative to net written premiums is due to timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$260.4	55.7%		$(5.2)	-1.1%		$255.2	54.6%
Catastrophes	4.1	0.9%		449.2	96.1%		453.3	97.0%
Total segment	$264.5	56.6%		$444.0	95.0%		$708.5	151.6%

2017
Attritional	$126.2	62.3%		$(3.8)	-1.9%		$122.4	60.5%
Catastrophes	1.2	0.6%		(3.8)	-1.9%		(2.6)	-1.3%
Total segment	$127.4	62.9%		$(7.6)	-3.8%		$119.7	59.1%

Variance 2018/2017
Attritional	$134.2	(6.6)	pts	$(1.4)	0.8	pts	$132.8	(5.9)	pts
Catastrophes	2.9	0.3	pts	453.0	98.0	pts	455.9	98.3	pts
Total segment	$137.1	(6.3)	pts	$451.6	98.8	pts	$588.8	92.5	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$561.6	61.9%		$(5.2)	-0.6%		$556.4	61.3%
Catastrophes	4.1	0.4%		449.2	49.4%		453.3	49.8%
Total segment	$565.7	62.3%		$444.0	48.8%		$1,009.7	111.1%

2017
Attritional	$246.8	60.1%		$(4.3)	-1.0%		$242.5	59.1%
Catastrophes	1.6	0.4%		(3.9)	-1.0%		(2.3)	-0.6%
Total segment	$248.4	60.5%		$(8.2)	-2.0%		$240.2	58.5%

Variance 2018/2017
Attritional	$314.8	1.8	pts	$(0.9)	0.4	pts	$313.9	2.2	pts
Catastrophes	2.5	-	pts	453.1	50.4	pts	455.6	50.4	pts
Total segment	$317.3	1.8	pts	$452.2	50.8	pts	$769.5	52.6	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased to $708.5 million for the three months ended June 30, 2018 compared to $119.7 million for the three months ended June 30, 2017. The increase was primarily due to $449.2 million of unfavorable development on prior years catastrophe losses in 2018, primarily related to Hurricanes Harvey, Irma and Maria.  The increase in loss estimates for Hurricanes Harvey, Irma and Maria was mostly driven by re-opened claims reported in the second quarter of 2018 and loss inflation from higher than expected loss adjustment expenses and in particular, their impact on aggregate covers.  The increase in incurred losses was also due to a rise of $134.2 million in current year attritional losses mainly due to the impact of the increase in premiums earned and changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017 and the implementation of an aggregate stop loss agreement with Bermuda Re as of January 1, 2018.  The current year catastrophe losses of $4.1 million for the three months ended June 30, 2018 primarily related to the U.S. winter storms ($4.1 million).  The $1.2 million of current year catastrophe losses for the three months ended June 30, 2017 primarily related to the 2017 U.S. Midwest storms ($1.2 million).

Incurred losses increased to $1,009.7 million for the six months ended June 30, 2018 compared to $240.2 million for the six months ended June 30, 2017. The increase was primarily due to $449.2 million of unfavorable development on prior years catastrophe losses in 2018 primarily related to Hurricanes Harvey, Irma and Maria and the 2017 California wildfires.  The increase in loss estimates for Hurricanes Harvey, Irma and Maria was mostly driven by re-opened claims reported in the second quarter of 2018 and loss inflation from higher than expected loss adjustment expenses and in particular, their impact on aggregate covers.  The increase in incurred losses was also due to a rise of $314.8 million in current year attritional losses mainly due to the impact of the increase in premiums earned and changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017 and the implementation of an aggregate stop loss agreement with Bermuda Re as of January 1, 2018.  The current year catastrophe losses of $4.1 million for the six months ended June 30, 2018 primarily related to the U.S. winter storms ($4.1 million).  The $1.6 million of current year catastrophe losses for the six months ended June 30, 2017 primarily related to the 2017 U.S. Midwest storms ($1.2 million) and Cyclone Debbie in Australia ($0.5 million).

Segment Expenses.  Commission and brokerage increased by 244.5% to $148.7 million for the three months ended June 30, 2018 compared to $43.2 million for the three months ended June 30, 2017. Commission and brokerage increased by 230.4% to $276.0 million for the six months ended June 30, 2018 compared to $83.5 million for the six months ended June 30, 2017.  The increases were mainly due to changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017, impact of the increases in premiums earned and changes in the mix of business towards additional pro rata business.

Segment other underwriting expenses increased to $15.5 million for the three months ended June 30, 2018 from $14.3 million for the three months ended June 30, 2017.  Segment other underwriting expenses increased to $32.4 million for the six months ended June 30, 2018 from $28.5 million for the six months ended June 30, 2017, mainly due to the impact of changes in affiliated reinsurance contracts, impact of the increases in premiums earned and changes in the mix of business.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Gross written premiums	$398.7	$333.5	$65.2	19.5%	$765.7	$612.1	$153.6	25.1%
Net written premiums	337.4	112.0	225.4	201.3%	672.2	215.2	457.0	212.4%

Premiums earned	$343.1	$113.3	$229.8	202.9%	$672.1	$231.5	$440.6	190.4%
Incurred losses and LAE	259.5	78.5	181.0	230.7%	435.8	146.9	288.9	196.8%
Commission and brokerage	84.4	23.8	60.6	NM	162.8	47.3	115.4	243.9%
Other underwriting expenses	9.9	9.2	0.7	7.7%	20.0	18.1	1.9	10.5%
Underwriting gain (loss)	$(10.6)	$1.9	$(12.5)	NM	$53.5	$19.2	$34.3	178.6%

				Point Chg				Point Chg
Loss ratio	75.6%	69.2%		6.4	64.9%	63.5%		1.4
Commission and brokerage ratio	24.6%	21.0%		3.6	24.2%	20.4%		3.8
Other underwriting ratio	2.9%	8.1%		(5.2)	2.9%	7.8%		(4.9)
Combined ratio	103.1%	98.3%		4.8	92.0%	91.7%		0.3

(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums.  Gross written premiums increased by 19.5% to $398.7 million for the three months ended June 30, 2018 compared to $333.5 million for the three months ended June 30, 2017, primarily due to increases in Latin American and Middle East/Africa business and business written through our Canada and Singapore branches. Net written premiums increased by 201.3% to $337.4 million for the three months ended June 30, 2018 compared to $112.0 million for the three months ended June 30, 2017. The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the impact of changes in affiliated reinsurance contracts including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017.  Premiums earned increased 202.9% to $343.1 million for the three months ended June 30, 2018 compared to $113.3 million for the three months ended June 30, 2017.  The change in premiums earned relative to net written premiums is due to timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 25.1% to $765.7 million for the six months ended June 30, 2018 compared to $612.1 million for the six months ended June 30, 2017, primarily due to increases in Latin American and Middle East/Africa business, Asian and Canadian business.  Net written premiums increased by 212.4% to $672.2 million for the six months ended June 30, 2018 compared to $215.2 million for the six months ended June 30, 2017.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the impact of changes in affiliated reinsurance contracts including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017.  Premiums earned increased 190.4% to $672.1 million for the six months ended June 30, 2018 compared to $231.5 million for the six months ended June 30, 2017.  The change in premiums earned relative to net written premiums is due to timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$161.7	47.1%		$-	0.0%		$161.7	47.1%
Catastrophes	50.0	14.6%		47.8	13.9%		97.8	28.5%
Total segment	$211.7	61.7%		$47.8	13.9%		$259.5	75.6%

2017
Attritional	$57.8	51.0%		$1.1	0.9%		$58.9	51.9%
Catastrophes	18.3	16.1%		1.4	1.2%		19.6	17.3%
Total segment	$76.1	67.1%		$2.5	2.1%		$78.5	69.2%

Variance 2018/2017
Attritional	$103.9	(3.9)	pts	$(1.1)	(0.9)	pts	$102.8	(4.8)	pts
Catastrophes	31.7	(1.5)	pts	46.4	12.7	pts	78.2	11.2	pts
Total segment	$135.6	(5.4)	pts	$45.3	11.8	pts	$181.0	6.4	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$338.1	50.4%		$-	0.0%		$338.1	50.4%
Catastrophes	50.0	7.4%		47.8	7.1%		97.8	14.5%
Total segment	$388.1	57.8%		$47.8	7.1%		$435.8	64.9%

2017
Attritional	$118.9	51.5%		$1.9	0.8%		$120.7	52.3%
Catastrophes	25.1	10.8%		1.0	0.4%		26.1	11.3%
Total segment	$144.0	62.3%		$2.9	1.3%		$146.9	63.5%

Variance 2018/2017
Attritional	$219.2	(1.1)	pts	$(1.9)	(0.8)	pts	$217.4	(1.9)	pts
Catastrophes	24.9	(3.4)	pts	46.8	6.7	pts	71.7	3.2	pts
Total segment	$244.1	(4.5)	pts	$44.9	5.8	pts	$288.9	1.4	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 230.7% to $259.5 million for the three months ended June 30, 2018 compared to $78.5 million for the three months ended June 30, 2017, primarily due to an increase of $103.9 million in current year attritional losses mainly due to the impact of the increase in premiums earned and changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017 and $47.8 million of unfavorable development on prior years catastrophe losses in 2018 related to Hurricanes Harvey, Irma and Maria and the 2017 Mexico City earthquake.  The current year catastrophe losses of $50.0 million for the three months ended June 30, 2018 primarily related to Cyclone Mekunu ($50.0 million).  The $18.3 million of current year catastrophe losses for the three months ended June 30, 2017 related to the South Africa Knysna fires ($9.8 million), the Peru storms ($6.8 million) and Cyclone Debbie in Australia ($1.6 million).

Incurred losses and LAE increased by 196.8% to $435.8 million for the six months ended June 30, 2018 compared to $146.9 million for the six months ended June 30, 2017, primarily due to an increase of $219.2 million in current year attritional losses related to the increase in premiums earned and changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017 and $47.8 million of unfavorable development on prior years catastrophe losses in 2018 related to Hurricanes Harvey, Irma and Maria and the Mexico City earthquake.  The current year catastrophe losses of $50.0 million for the six months ended June 30, 2018 primarily related to Cyclone Mekunu ($50.0 million). The $25.1 million of current year catastrophe losses for the six months ended June

30, 2017 related to the South Africa Knysna fires ($9.8 million), Cyclone Debbie in Australia ($8.4 million) and the Peru storms ($6.8 million).

Segment Expenses.  Commission and brokerage increased to $84.4 million for the three months ended June 30, 2018 compared to $23.8 million for the three months ended June 30, 2017. Commission and brokerage increased to $162.8 million for the six months ended June 30, 2018 compared to $47.3 million for the six months ended June 30, 2017.  The increases was mainly due to changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017, impact of increases in premiums earned and the changes in the mix of business.

Segment other underwriting expenses increased slightly to $9.9 million for the three months ended June 30, 2018 from $9.2 million for the three months ended June 30, 2017, and increased slightly to $20.0 million for the six months ended June 30, 2018 from $18.1 million for the six months ended June 30, 2017.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Gross written premiums	$581.5	$527.0	$54.4	10.3%	$1,036.4	$921.9	$114.5	12.4%
Net written premiums	423.1	170.8	252.3	147.7%	771.4	297.3	474.1	159.5%

Premiums earned	$369.2	$152.6	$216.6	141.9%	$714.9	$297.2	$417.7	140.5%
Incurred losses and LAE	260.7	99.0	161.7	163.3%	496.4	199.9	296.5	148.4%
Commission and brokerage	54.9	(6.5)	61.4	NM	105.7	(17.9)	123.5	NM
Other underwriting expenses	48.9	40.8	8.1	19.9%	99.3	77.5	21.8	28.1%
Underwriting gain (loss)	$4.6	$19.3	$(14.6)	-75.9%	$13.5	$37.6	$(24.1)	-64.1%

				Point Chg				Point Chg
Loss ratio	70.6%	64.9%		5.7	69.4%	67.3%		2.1
Commission and brokerage ratio	14.9%	-4.2%		19.1	14.8%	-6.0%		20.8
Other underwriting ratio	13.2%	26.7%		(13.5)	13.9%	26.0%		(12.1)
Combined ratio	98.7%	87.4%		11.3	98.1%	87.3%		10.8

(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums.  Gross written premiums increased by 10.3% to $581.5 million for the three months ended June 30, 2018 compared to $527.0 million for the three months ended June 30, 2017.  This increase was primarily driven by expansion of various insurance lines of business including casualty and accident and health.  Net written premiums increased by 147.7% to $423.1 million for the three months ended June 30, 2018 compared to $170.8 million for the three months ended June 30, 2017.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the impact of affiliated reinsurance agreements, including the impact of the non-renewal of the quota share agreement between Everest Re and Bermuda Re.  Premiums earned increased 141.9% to $369.2 million for the three months ended June 30, 2018 compared to $152.6 million for the three months ended June 30, 2017.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period, as well as changes in the mix of business.

Gross written premiums increased by 12.4% to $1,036.4 million for the six months ended June 30, 2018 compared to $921.9 million for the six months ended June 30, 2017.  This increase was primarily driven by expansion of various insurance lines of business including casualty and accident and health.  Net written premiums increased by 159.5% to $771.4 million for the six months ended June 30, 2018 compared to $297.3 million for the six months ended June 30, 2017.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the impact of affiliated reinsurance agreements, including the impact of the non-renewal of the quota share agreement between Everest Re and Bermuda Re.  Premiums earned increased 140.5% to $714.9 million for the six months ended June 30, 2018 compared to $297.2 million for the six months ended June 30, 2017.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period, as well as changes in the mix of business.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$251.4	68.1%		$1.6	0.4%		$253.0	68.5%
Catastrophes	10.5	2.8%		(2.7)	-0.7%		7.8	2.1%
Total segment	$261.9	70.9%		$(1.1)	-0.3%		$260.7	70.6%

2017
Attritional	$90.3	59.2%		$4.0	2.6%		$94.2	61.8%
Catastrophes	4.8	3.1%		-	0.0%		4.8	3.1%
Total segment	$95.1	62.4%		$4.0	2.6%		$99.0	64.9%

Variance 2018/2017
Attritional	$161.1	8.9	pts	$(2.4)	(2.2)	pts	$158.8	6.7	pts
Catastrophes	5.7	(0.3)	pts	(2.7)	(0.7)	pts	3.0	(1.0)	pts
Total segment	$166.8	8.5	pts	$(5.1)	(2.9)	pts	$161.7	5.7	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$486.7	68.0%		$2.0	0.3%		$488.7	68.3%
Catastrophes	10.5	1.5%		(2.7)	-0.4%		7.8	1.1%
Total segment	$497.2	69.5%		$(0.7)	-0.1%		$496.4	69.4%

2017
Attritional	$187.6	63.1%		$7.7	2.6%		$195.2	65.7%
Catastrophes	4.8	1.6%		(0.1)	0.0%		4.7	1.6%
Total segment	$192.4	64.7%		$7.6	2.6%		$199.9	67.3%

Variance 2018/2017
Attritional	$299.1	4.9	pts	$(5.7)	(2.3)	pts	$293.5	2.6	pts
Catastrophes	5.7	(0.1)	pts	(2.6)	(0.4)	pts	3.1	(0.5)	pts
Total segment	$304.8	4.8	pts	$(8.3)	(2.7)	pts	$296.5	2.1	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 163.3% to $260.7 million for the three months ended June 30, 2018 compared to $99.0 million for the three months ended June 30, 2017, mainly due to an increase of $161.1 million in current year attritional losses primarily related to the increase in premiums earned and changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017.  The current year catastrophe losses of $10.5 million for the three months ended June 30, 2018 primarily related to the U.S. winter storms ($10.5 million). The $4.8 million of current year catastrophe losses for the three months ended June 30, 2017 primarily related to 2017 U.S. Midwest storms (4.8 million).

Incurred losses and LAE increased by 148.4% to $496.4 million for the six months ended June 30, 2018 compared to $199.9 million for the six months ended June 30, 2017, mainly due to an increase of $299.1 million in current year attritional losses, primarily related to the increase in premiums earned and changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017.  The current year catastrophe losses of $10.5 million for the six months ended June 30, 2018 primarily related to the U.S. winter storms ($10.5 million). The $4.8 million of current year catastrophe losses for the six months ended June 30, 2017 primarily related to 2017 U.S. Midwest storms (4.8 million).

Segment Expenses.  Commission and brokerage increased to $54.9 million for the three months ended June 30, 2018 compared to ($6.5) million for the three months ended June 30, 2017.  Commission and brokerage increased to $105.7 million for the six months ended June 30, 2018 compared to ($17.9) million for the six months ended June 30, 2017.  The increases were mainly due to changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017, impact of increases in premiums earned and changes in the mix of business.

Segment other underwriting expenses increased to $48.9 million for the three months ended June 30, 2018 compared to $40.8 million for the three months ended June 30, 2017. Segment other underwriting expenses increased to $99.3 million for the six months ended June 30, 2018 compared to $77.5 million for the six months ended June 30, 2017. The increases were mainly due increases in premiums earned and increased expenses related to the continued build out of the insurance business.

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

Interest Rate Risk.  Our $9.1 billion investment portfolio, at June 30, 2018, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $176.1 million of mortgage-backed securities in the $5,034.3 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $192.3 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimate on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At June 30, 2018
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$5,539.1	$5,381.9	$5,226.6	$5,072.4	$4,918.9
Market/Fair Value Change from Base (%)	6.0%	3.0%	0.0%	-3.0%	-5.9%
Change in Unrealized Appreciation
After-tax from Base ($)	$246.8	$122.7	$-	$(121.8)	$(243.1)

We had $9,287.6 million and $9,343.0 million of gross reserves for losses and LAE as of June 30, 2018 and December 31, 2017, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At June 30, 2018
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$754.3	$848.6	$942.9	$1,037.2	$1,131.5
After-tax Change in Fair/Market Value	(149.0)	(74.5)	-	74.5	149.0

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

Dated:  August 14, 2018